Form 10-Q
period 1995-05-27
BE AEROSPACE INC
filed 1995-07-10
CIK 861361

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C.  20549



                                       FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended May 27, 1995



                              Commission File No.  0-18348



                                    BE AEROSPACE, INC.
                  (Exact name of registrant as specified in its charter)




Delaware                                              06-1209796
(State of Incorporation)               (I.R.S. Employer Identification No.)


                            1400 Corporate Center Way
                            Wellington, Florida 33414
                     (Address of principal executive offices)


                                 (407) 791-5000
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES[X] NO[ ]

The registrant has one class of common stock, $ .01 par value, of which 16,154,235 shares were outstanding as of June 28, 1995.

                              BE AEROSPACE, INC.

Item 1. Financial Statements.

                           CONSOLIDATED BALANCE SHEETS
                    (Dollars in thousands, except share data)
	                                                      May 27,	  February 25,
                                                          1995	          1995
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents	                      $   3,169   	    $ 8,319
     Receivables - trade, less allowance for doubtful
          accounts of $3,862 (May 27, 1995)
          and $4,034 (February 25, 1995),	              46,735	        48,915
     Inventories, net	                                  83,398        	71,347
     Deferred income taxes	                              5,948         	6,502
     Other current assets	                               7,037	         7,434

        Total current assets	                          146,287	       142,517

PROPERTY AND EQUIPMENT, net                            	60,156        	60,304

INTANGIBLES AND OTHER ASSETS, net	                     178,256	       177,133
                                                    	$ 384,699     	$ 379,954

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                               	$ 36,367       	$ 35,164
     Accrued liabilities	                              19,598         	24,481
     Income taxes payable	                              2,303          	1,642
     Current portion of long-term debt	                 5,811	          4,667

        Total current liabilities	                     64,079	         65,954

LONG-TERM DEBT                                       	178,899        	172,693

DEFERRED INCOME TAXES                                 	10,969         	11,212

OTHER LIABILITIES                                      	4,534          	4,764

STOCKHOLDERS' EQUITY:
 Preferred stock, $.01 par value; 1,000,000 shares
   authorized; no shares outstanding
 Common stock, $.01 par value; 30,000,000 shares
   authorized; 16,117,161 (May 27, 1995)
   16,095,790 (February 25, 1995) issued                 	160            	160
 Additional paid-in capital	                          119,379        	119,209
 Retained earnings	                                     7,439          	7,418
 Cumulative foreign exchange translation adjustment	     (760)         (1,456)
  Total stockholders' equity	                         126,218	        125,331
                                                  	 $ 384,699      	$ 379,954

                                     - 2 -

                             BE AEROSPACE, INC.

                   CONSOLIDATED STATEMENTS OF EARNINGS
              (Dollars in thousands, except per share data)

							                                                 Three Months Ended

                                                       May 27,     	  May 28,
	                                                         1995	          1994
NET SALES	                                            $ 55,594	      $ 57,567

COST OF SALES	                                          37,193	        38,680

GROSS PROFIT                                           	18,401        	18,887

OPERATING EXPENSES:

 Selling, general and administrative                    	8,300         	8,074
 Research and development                               	3,547         	2,842
 Amortization expense 	                                  2,333	         2,572

  Total operating expenses 	                            14,180	        13,488

OPERATING EARNINGS                                      	4,221         	5,399

INTEREST EXPENSE, net	                                   4,188	         3,693

EARNINGS BEFORE INCOME TAXES                               	33         	1,706

INCOME TAXES	                                               12	           632

NET EARNINGS                                        	$      21	     $   1,074


NET EARNINGS PER COMMON SHARE                    	   $     .00	     $     .07

COMMON AND COMMON EQUIVALENT SHARES	                    16,097 	       16,059

                                     - 3 -

                                   BE AEROSPACE, INC.

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Dollars in thousands)
                                                        Three Months Ended
                                                         May 27,	     May 28,
	                                                           1995         1994
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net earnings                                           	$    21    	$  1,074
 Adjustments to reconcile net earnings to net cash flows
  provided by operating activities:
   Depreciation                                           	1,753       	1,169
   Amortization                                           	2,333       	2,572
   Deferred income taxes                                    	330          	67
   Non cash employee benefit plan contributions             	169
   Changes in operating assets and liabilities:
     Accounts receivable                                  	2,519         	998
     Inventories                                        	(11,819)     	(7,558)
     Other current assets                                   	427       	1,941
     Accounts payable                                     	1,043        	(363)
     Income taxes payable                                   	663         	725
     Other liabilities                                   	(5,101)     	(4,113)
     Net cash flows used in operating activities         	(7,662)     	(3,488)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                    	(1,187)     	(2,409)
 Change in other assets - net                            	(3,992)	       (611)
 Net cash flows used in investing activities             	(5,179)     	(3,020)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net borrowings under revolving lines of credit           	7,646
 Repayments of long-term debt                             	_____	      (1,235)
 Net cash flows provided by (used in) financing activities	7,646    	  (1,235)

Effect of exchange rate changes on cash flows	                45	          51

Net decrease in cash and cash equivalents                	(5,150)     	(7,692)

Cash and cash equivalents, beginning of period            	8,319	      13,738

Cash and cash equivalents, end of period               	$  3,169    	$  6,046

Supplemental disclosures of cash flow information:
 Cash paid during period for interest	                  $  7,250	   $   6,687
 Cash paid during period for income taxes, net         	$ (1,102)

                                BE AEROSPACE, INC.

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 THREE MONTHS ENDED MAY 27, 1995 AND MAY 28, 1994

(Dollars in thousands, except share and per share data)

Note 1.    Basis of Presentation:

The information set forth in these consolidated financial statements as of May 27, 1995 and for the three month periods ended May 27, 1995 and May 28, 1994 is unaudited and may be subject to normal year-end adjustments. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial position of BE Aerospace, Inc.
(the "Company" or "BEA") for the periods indicated. Results of operations for the interim period ended May 27, 1995 are not necessarily indicative of the full fiscal year. For further information, including information with regard to conditions in the airline industry and their possible impact on the Company, please refer to the Company's annual report on Form 10-K for the fiscal year ended February 25, 1995, as amended.

The accompanying consolidated financial statements consolidate all of the Company's subsidiaries. All significant intercompany transactions have been eliminated. Certain amounts in the prior years' Consolidated Financial Statements have been reclassified to conform to the current fiscal year's presentation.

Certain information normally included in footnote disclosures to the financial statements has been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission.

                 [Remainder of page intentionally left blank]

                                 BE AEROSPACE, INC.

(Dollars in thousands, except per share data)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis addresses the results of the Company's operations for the three months ended May 27, 1995, as compared to the Company's results of operations for the three months ended May 28, 1994.
The discussion and analysis then addresses the liquidity and financial condition of the Company.

THREE MONTHS ENDED MAY 27, 1995, AS COMPARED TO THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MAY 28, 1994.

Sales for the three months ended May 27, 1995 were $55,594 or $1,973 (3%) lower than sales of $57,567 for the comparable period in the prior year. The decrease in sales year over year is due to slightly lower volume of products shipped.

At May 27, 1995 the Company's backlog stood at $350 million up from $331 million at February 25, 1995. The Company's revenues are not expected to increase appreciably until the level of spending by the airlines for refurbishment of their existing fleets increases, or unless the Company begins substantial deliveries of its MDDS interactive entertainment systems in connection with airline upgrade programs on their existing airline fleets or unless new aircraft deliveries increase.

Gross profit was $18,401 or 33% of sales for the three months ended
May 27, 1995 and was $486 lower than the comparable period in the prior year of $18,887, which represented 33% of sales. The decrease in gross profit for the quarter ended May 27, 1995 is attributable to slightly lower volume of products sold.

Selling, general and administrative expenses were $8,300 (15% of sales) for the three months ended May 27, 1995. This was $226 higher than the comparable period in the prior year of $8,074 (14% of sales) is due to marginally higher selling costs.

Research and development expense was $3,547 or 6% of sales for the three months ended May 27, 1995. For the comparable period in the prior year, research and development expense was $2,842 or 5% of sales. The increase in expense is the result of a substantial increase in the level of activity during the quarter.

Amortization expense for the quarter ended May 27, 1995 of $2,333 was $239 lower than the amount recorded in the first quarter of fiscal 1994. The decrease in amortization expense is due to certain intangible assets which were written off in fiscal 1995.

Net interest expense was $4,188 for the three months ended May 27, 1995, or $495 higher than the net interest expense of $3,693 recorded for the comparable period in the prior year, and is due to the increase in the Company's long-term debt outstanding during the current period, along with an increase in interest rates.

                              BE AEROSPACE, INC.


THREE MONTHS ENDED MAY 27, 1995, AS COMPARED TO THE RESULTS OF OPERATION FOR THE THREE MONTHS ENDED MAY 28, 1994 (Continued)

Earnings before income taxes of $33 for the quarter ended May 27, 1995 were $1,673 less than the prior year primarily as a result of higher research and development and interest expense incurred during the current quarter.

Income tax expense for the quarter ended May 27, 1995 was $12 or 36% of earnings before income taxes, as compared to a tax rate of 37% in the first quarter of fiscal 1994.

Net earnings were $21 or $.00 per share for the three months ended
May 27, 1995 as compared to $1,074 or $.07 per share for the comparable period in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary requirements for working capital are directly related to its accounts receivable and inventory levels, as well as costs associated with the design and development of its MDDS interactive video system, and
improvements to its property and equipment.   The Company's working capital
was $82,208 as of May 27, 1995 compared to $76,563 as of February 25, 1995.

In October 1993, the Company obtained new Credit Facilities aggregating $85,000. The credit facilities are comprised of two revolving lines of credit, initially aggregating $40,000 and $45,000. The $40,000 revolving line of credit is collateralized by the stock of Acurex and may be borrowed and repaid in $1,000 increments and has decreasing availability through November 1998. The $45,000 revolving line of credit may be borrowed in $1,000 increments, is subject to borrowing base calculations set forth in the credit facility agreement, is collateralized by substantially all the Company's assets and is all due and payable in full in November 1998. The credit facilities bear interest at prime plus .50% or at the Company's option, LIBOR plus 1.75%. As of May 27, 1995, the availability under the $40,000 revolving line of credit had been reduced to $31,000, resulting in a total credit facility aggregating $76,000 of which $43,000 was outstanding.

The Company believes that cash on hand, cash flow from operations and funds available under its credit facilities will be sufficient to meet its working capital requirements for the foreseeable future.

                 [Remainder of page intentionally left blank]

                             BE AEROSPACE, INC.


                        PART II -- OTHER INFORMATION

Item 1.	Legal Proceedings.   Not applicable.

Item 2.	Changes in Securities.   Not applicable.

Item 3.	Defaults Upon Senior Securities.   Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.  Not applicable.

Item 5.	Other Information.  None.

Item 6.	Exhibits and Reports on Form 8-K.    None.

                  [Remainder of page intentionally left blank]

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




							                               BE AEROSPACE, INC.


Date:  July 7, 1995					              By:  /s/ Amin J. Khoury
							                                    Amin J. Khoury
							                                    Chairman of the Board and
      							                               Chief Executive Officer



Date:  July 7, 1995					             By:  /s/ Thomas P. McCaffrey
							                                   Thomas P. McCaffrey
							                                   Vice President &
                                           Chief Financial Officer