Form 10-K/A
period 1995-02-25
BE AEROSPACE INC
filed 1995-07-11
CIK 861361

FORM 10-K/A

                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

      [ X ]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended February 25, 1995

      [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File No. 0-18348

                              BE AEROSPACE, INC.
            (Exact name of registrant as specified in its charter)

Delaware
(State or other jurisdiction of incorporation or organization)

06-1209796
(I.R.S. Employer Identification No.)

1400 Corporate Center Way, Wellington, Florida               33414
(Address of principal executive offices)                 		 (Zip Code)

(407) 791-5000
(Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act:  None

           Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $.01 Par Value


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes[X] No[ ].

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

The aggregate market value of the registrant's voting stock held by non-affiliates was approximately $114,952,000 on May 16, 1995 based on the closing sales price of the registrant's Common Stock as reported on the Nasdaq National Market as of such date.

The number of shares of the registrant's Common Stock, $.01 par value, outstanding as of May 16, 1995 was 16,133,614 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

EXPLANATORY NOTE

This Form 10-K/A dated July 11, 1995 amends the registrant's Annual Report on Form 10-K for the fiscal year ended February 25, 1995 (the "1995 10-K") (filed with the Commission on May 25, 1995) as follows:

1.	Item 6 (Selected Financial Data) is amended to report working capital of
$76,563 as of February 25, 1995. Due to a typographical error, working capital was incorrectly reported to be $76,379 as of such date.

2.	That portion of Item 7 (Management's Discussion and Analysis of Financial
Condition and Results of Operations) captioned "Introduction" is amended to delete the words "and the effects of inflation" which appear in the second sentence of the fifth paragraph thereof.

3.	Item 8 (Financial Statements and Supplementary Data) is amended as follows:

  (a)	That portion of Item 8 captioned "Consolidated Statements of Cash
Flows For The Year Ended February 25, 1995, February 26, 1994, and February 27, 1993" is amended to report that the effect of exchange rate changes on cash flows for the year ended February 25, 1995 was $222. Due to a typographical error, the effect of exchange rate changes on cash flows for such year was incorrectly reported to be $(263);

		(b)	The stock option table which appears in Footnote 11 to the financial statements has been amended to correct typographical errors in the column captioned "Option price per share" for the fiscal years ended February 25,
1995 and February 26, 1994; and

  (c)	The column captioned "Consolidated" of the table for 1995 which appears in Footnote 16 to the financial statements has been amended to report other expenses of $23,736.

4.	The registrant initially intended to incorporate into its 1995 10-K, by reference to its definitive proxy statement to be filed with the Commission in connection with its 1995 Annual Meeting of Stockholders
(which proxy statement was ultimately filed with the Commission on June 29, 1995), the information required by Item 10 (Directors and
Executive Officers of the Registrant), Item 11 (Executive Compensation),
Item 12 (Security Ownership of Certain Beneficial Owners and Management) and Item 13 (Certain Relationships and Related Transactions). Each such item is amended to set forth in this Form 10-K/A the information required by such items.

5. Item 14 (Exhibits, Financial Statement Schedules, and Reports on Form 8-K) is amended as follows:

  (a) to substitute a revised Exhibit 23 (Independent Auditors' Consent);
and

  (b) to add a new Exhibit 99 (1994 Employee Stock Purchase Plan Audited Financial Statements).

On February 28, 1992, the Company acquired from The Pullman Company certain assets and liabilities of PTC and APC and changed its Fiscal year-end to the last Saturday in February. On April 2, 1992, the Company acquired the stock of FEEL. During Fiscal year 1994, the Company completed the following acquisitions: On April 29, 1993 the Company acquired all of the stock of Inventum; on August 23, 1993 the Company acquired all of the stock of Nordskog; on August 26, 1993 the Company acquired all of the stock of Acurex; and on October 13, 1993 the Company acquired substantially all of the assets of Airvision. Each of the 1993 and 1994 Acquisitions has been accounted for as a purchase, and the results of the acquired businesses are included in the Company's historical financial data from the date of acquisition. The pro forma financial information for the year ended February 29, 1992 gives effect to the 1993 Acquisitions as if each had occurred on the same date in the prior year. The pro forma operating results for all such periods reflect adjustments to depreciation, amortization, interest and other costs associated with the 1993 Acquisitions. The historical results of operations of PTC and APC include expense allocations and reimbursements from The Pullman Company which are material in amount. The financial data for the years ended February 25, 1995, February 26, 1994, February 27, 1993, February 29, 1992 and the seven months ended February 29, 1992 have been derived from financial statements which have been audited by the Company's independent auditors.
The financial data for the seven months ended February 24, 1991 have been derived from financial statements which are unaudited, but, in the opinion of management, include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations for such periods. The following financial information is qualified by reference to, and should be read in conjunction with, the financial statements, including notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" include elsewhere in this report.

                  [Remainder of page intentionally left blank]

ITEM 6.  SELECTED FINANCIAL DATA
(In thousands, except per share and ratio data)

                                                                                                                 YEAR
                                                            YEAR ENDED                   SEVEN MONTHS ENDED     ENDED
                                         Feb. 25,      Feb. 26,   Feb. 27,   Feb. 29,     Feb. 29,  Feb. 24,  July 28,
                                            1995          1994       1993       1992         1992      1991       1991
                                                                             (Unaudited   (Unaudited)
                                                                             pro forma)

STATEMENT OF OPERATIONS:
Net sales................................  $229,347    $203,364   $198,019   $174,636     $12,192   $14,399   $24,278
Cost of sales............................   154,863     136,307    137,690    122,709       5,626     6,419    10,645
Gross Profit ............................   74,484       67,057     60,329     51,927       6,566     7,980    13,633

Operating expenses:
Selling, general and administrative......   31,787       28,164     21,698     19,575       4,871     3,119     4,855
Research and development.................   12,860        9,876     11,299     10,105       1,324       993     1,809
Amortization expense.....................    9,954        7,599      4,551      8,043 (2)   3,707        --        --
Other expenses...........................   23,736 (1)       --         --         --          --        --        --
Operating earnings (loss)................   (3,853)      21,418     22,781      14,204     (3,336)    3,868     6,969
Earnings (loss) before income taxes
 (benefit) and extraordinary item........  (18,872)       8,837     18,826       9,624     (2,593)    3,961     7,180
Earnings (loss) before extraordinary
 item....................................  (12,066)       5,356     12,150       5,774     (1,733)    2,433     4,702
Extraordinary item, net of tax effect....       --           --       (522)         --         --        --        --
Net earnings (loss)...................... $(12,066)     $(5,356)  $(11,628)    $(5,774)   $(1,733)   $2,433    $4,702

Net earnings (loss) per common share:....
  Continuing operations.................. $  (0.75)     $  0.35       1.03     $  0.52    $ (0.18)   $ 0.34    $ 0.65
  Extraordinary item, net of tax effect..       --           --      (0.05)         --         --        --        --
Net earnings (loss) per common share..... $  (0.75)     $  0.35   $  (0.98)    $  0.52    $ (0.18)   $ 0.34    $ 0.65

Common and common equivalent shares......   16,021       15,438     11,847      11,084      9,604     7,104     7,248

___________________
(1)  In fiscal 1995, the Company charged to earnings approximately $23.7 million of  expenses primarily related to intangible assets and inventories associated with the Company's passenger entertainment systems.

(2) In fiscal 1992, approximately $3.1 million of non recurring expenses related to a writedown of intangible assets and $2.1 million of costs associated with the Company's acquisitions were charged to expense.

                                                          As of

                            	Feb.  25,	   Feb. 26,   	Feb. 27,	 Feb. 29,	   July 28,	 July 29,
	                                1995	       1994        1993      1992 	      1991      1990
BALANCE SHEET DATA:
Working capital............			$ 76,563   $ 76,874   $ 133,661   $ 27,367   $ 13,500   $ 7,361
Total assets...............			 379,954	   375,009    	314,055	   135,330	    26,034   	21,348
Long-term debt.............			 172,693	   159,170	    127,743	    40,500	        --	    1,627
Stockholders' equity.......			 125,331	   133,993	    107,974	    57,057	    22,469    16,194


                  [Remainder of page intentionally left blank]

ITEM 7.	  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS.
(In thousands, except share and per share data)

INTRODUCTION

The Company has become the world's leading manufacturer of commercial aircraft cabin interior products through the strategic acquisitions of seating, in-flight passenger entertainment and service systems (PESS), and galley products businesses. The Company was incorporated in July 1987 to acquire the assets of Bach Engineering, Inc., which was engaged exclusively in the assembly and sale of PESS products. On August 1, 1989, the Company acquired the assets of EECO Avionics, a division of EECO Incorporated, which also was engaged exclusively in the assembly and sale of PESS products. On February 28, 1992, the Company acquired from The Pullman Company certain assets and liabilities of PTC, a leading manufacturer of commercial aircraft seating products,and APC, a significant manufacturer of galley structures and inserts, and adopted a Fiscal year that ends on the last Saturday in February. On April 2, 1992, the Company acquired the stock of FEEL, the largest manufacturer of commercial aircraft seating products in the United Kingdom (collectively, the "Fiscal 1993 Acquisitions").

During fiscal year 1994, the Company continued its acquisitions and consolidation programs and completed the following transactions (collectively, the "Fiscal 1994 Acquisitions"): On April 30, 1993, the Company acquired, through a Dutch holding company, all of the capital stock of Inventum, a supplier of galley inserts including ovens, beverage makers and water boilers to airlines located primarily in Europe and the Pacific Rim. On August 23, 1993, the Company acquired all of the capital stock of Nordskog Industries, an industry founder of galley structures and inserts. On August 26, 1993, the Company acquired all of the capital stock of Acurex Corporation, the leading worldwide supplier of commercial aircraft refrigeration products. On October 13, 1993, the Company acquired substantially all of the assets and certain of the liabilities of Airvision, a manufacturer of audio/video in-flight entertainment equipment.

As a result of the Fiscal 1993 and Fiscal 1994 Acquisitions, BEA has substantially changed the size, scope and nature of its business. Prior to Fiscal 1992, the Company operated in the cabin interior products industry solely through its participation in the PESS market. At that time, the Company was characterized by a relatively small revenue base, high margins and strong cash flow. As a result of the Fiscal 1993 and Fiscal
1994 Acquisitions, the Company is now a leader in a number of the industry's product areas and its evenue base has increased approximately ten-fold.
While the Company continues to be susceptible to industry-wide deferrals, management believes that the Company's significantly more diversified product line and revenue base has reduced its exposure to demand fluctuations in any one product area.

The Company has integrated the separate sales and marketing forces of the businesses acquired during fiscal 1993 and 1994 into a single organization.

The Company believes that its integrated worldwide marketing organization, focused by airline customer and encompassing the entire Company product line is preferred by its customers. In addition, the Company expects that its participation in the upgrade, maintenance, inspection and repair services market will facilitate further sales growth, both in the aggregate and by individual airline customer. The Company has also embarked on a strategic manufacturing cost improvement program, the goal of which is to reduce BEA's manufacturing costs, increase productivity and improve quality.

The following discussion and analysis of results of operations compares the results of operations for the year ended February 25, 1995 to the results of operations for the years ended February 26, 1994 and February 27, 1993.
The discussion and analysis then addresses the liquidity and capital resources of the Company and industry conditions as of February 25, 1995. The discussion and analysis is qualified by reference to, and should be read in conjunction with, the financial statements, including the notes thereto.

RESULTS OF OPERATIONS - YEAR ENDED FEBRUARY 25, 1995 COMPARED WITH THE YEAR ENDED FEBRUARY 26, 1994

Sales for the year ended February 25, 1995 were $229,347 or 13% greater than sales of $203,364 in the prior year. This increase in sales is primarily related to the results of operations of businesses acquired at the end of the second quarter of fiscal 1994. The level of activity in the cabin interior products industry continues to reflect the depressed conditions within the airline industry.

At February 25, 1995, the Company's backlog stood at $331 million, up from $241 million at February 26, 1994. Substantially all of the growth in backlog is attributable to the Company's in-flight entertainment products; backlog for the Company's seating and galley products has continued to decline through Fiscal 1995 as a result of the depressed conditions present in the airline industry. The Company's revenues are not expected to increase appreciably until new aircraft deliveries increase, the refurbishment, retrofit, and upgrade level of spending by the airline increases, or the Company begins substantial deliveries of its MDDS interactive entertainment systems.

Gross profit was $74,484 or 32% of sales for the year ended February 25, 1995 and was $7,427 greater than the prior year of $67,057, which represented 33% of sales. The increase in gross profit during the year ended
February 25, 1995 is the result of higher revenues.

Selling, general and administrative expenses were $31,787, (14% of sales) for the year ended February 25, 1995. This was $3,623 higher than the comparable period in the prior year of $28,164 (14% of sales), principally due to the acquisitions completed during fiscal 1994.

Research and development expenses were $12,860 or 6% of sales for the year ended February 25, 1995. For the prior year, research and development expenses were $9,876 or 5% of sales.

Amortization expense for the year ended February 25, 1995 of $9,954 was $2,355 higher than the amount recorded in the prior year, and is due to the acquisitions completed during fiscal 1994. Management expects amortization expense to decrease by approximately $1,000 annually as a result of the charge described below.

Other expenses consisted of a charge related primarily to intangible assets and inventories associated with the Company's passenger entertainment systems. The introduction of the Company's MDDS interactive video system, which the Company expects to become the industry's standard for in-flight passenger and service entertainment, has captured the dominant market share with contract awards from the major airlines totaling more than $150 million during the past nine months. The MDDS system also has recently caused two of the Company's principal competitors to offer to develop for the airlines
systems similar to the Company's MDDS system.   These events have caused the
in-flight entertainment industry to re-evaluate its product offerings and, in the process, have impaired the value of certain of its assets. As a result, the Company has written down certain of its assets, including certain customer-specific inventories and other assets.

Net interest expense was $15,019 for the year ended February 25, 1995 or $2,438 higher than the prior year. This increase is the result of an increase in the amount of the Company's long-term debt outstanding, as well as higher interest rates.

An income tax benefit of $6,806 (36% of earnings before income taxes) was recognized principally as the result of the charge described above. Income tax expense for the year ended February 26, 1994 was $3,481 or 39% of earnings before income taxes.

The net loss for fiscal 1995 was $(12,066) or $(.75) per share as compared to net earnings of $5,356 or $.35 per share in the prior year.

RESULTS OF OPERATIONS - YEAR ENDED FEBRUARY 26, 1994 COMPARED WITH YEAR ENDED FEBRUARY 27, 1993

Sales for the year ended February 26, 1994 were $203,364 or 3% higher than sales of $198,019 for the prior year. Decreases in sales of seating and galley products were more than offset by revenues from the acquisitions completed during fiscal 1994. The sales performance during fiscal 1994 reflects the steep decline in new aircraft shipments to the airlines generally, the delays by the airlines in placing orders associated with the Company's refurbishment, retrofit and spares programs and the timing of scheduled shipments within the Company's backlog. At February 26, 1994 the Company's backlog stood at $241 million, which was up from $191 million at February 27, 1993 but reflects a decline of approximately $11 million from the prior quarter. This reversal in backlog growth and actual decrease versus the backlog level at November 27, 1993 reflects the recent airline environment in which programs have been deferred by the airlines due to their financial status.

Gross profit was $67,057 or 33% of sales for fiscal 1994 and was $6,728 higher than the prior year of $60,329 which represented 30% of sales.
The increase in gross profit during Fiscal 1994 is due principally to revenue mix and lower manufacturing costs associated with certain products.

Selling, general and administrative expenses were $28,164 or 14% of sales for fiscal 1994. This was $6,466 higher than the prior year of $21,698 (11% of sales), principally due to the acquisitions completed during Fiscal 1994.

Research and development expenses were $9,876 or 5% of sales for fiscal 1994. Research and development expenses were $11,299 or 6% of sales for the prior year. The change in spending between the years is reflective of the status of the Company's various research and development programs.

Amortization expense for fiscal 1994 of $7,599 was $3,048 higher than the amount recorded in fiscal 1993. The increase in amortization expense is due to higher levels of intangible assets resulting from the acquisitions completed during Fiscal 1994.

Net interest expense was $12,581 for fiscal 1994 or $8,626 higher than net interest expense of $3,955 recorded for the prior year, and is due to the increase in the Company's long-term debt outstanding during Fiscal 1994. The proceeds from the sale of the Company's Senior Notes that had not been deployed in the Company's business were invested in interest-bearing cash equivalents during fiscal 1994 at an average rate of approximately 3%. Interest income related to these cash equivalents during fiscal 1994 was $1,506 ($162 in 1993).

Income tax expense for fiscal 1994 was $3,481 or 39% of earnings before income taxes, as compared to a tax rate of 35% for Fiscal 1993. The increase in the effective tax rate during 1994 increase was due principally to the nondeductible portion of amortization expense associated with the Fiscal 1994 Acquisitions.

Net earnings were $5,356 or $.35 per share for fiscal 1994 as compared to $11,628 or $.98 per share in the prior year. The decrease in earnings per share reflects the impact of lower net earnings, as well as a 30% increase in the number of common and common equivalent shares from year to year.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary requirements for capital are directly related to its accounts receivable and inventory levels, as well as costs associated with the design and development of its MDDS interactive video system, improvements to its property and equipment, and costs resulting from the consolidation of its businesses. The Company's working capital was $76,563 as of February 25, 1995, compared to $76,874 as of February 26, 1994.

In October 1993, the Company obtained new credit facilities aggregating $85,000. The credit facilities are comprised of two revolving lines of credit,initially aggregating $40,000 and $45,000. The $40,000 revolving line of credit is collateralized by the stock of Acurex and may be borrowed and repaid in $1,000 increments and has decreasing availability through
November 1998.   The $45,000 revolving line of credit may be borrowed in
$1,000 increments, is subject to borrowing base calculations set forth in the credit facility agreement, is collateralized by substantially all the Company's assets and is all due and payable in full in November 1998.
The credit facilities bear interest at prime plus .50% or, at the Company's option, LIBOR plus 1.75%. As of February 25, 1995, the availability under the $40,000 revolving line of credit had been reduced to $32,500, resulting in a total credit facility aggregating $77,500, of which $36,000 was outstanding. In December 1994, the Company obtained real estate mortgage-based financing for two of its recently constructed properties in the aggregate amount of $4,000.

The Company believes that cash on hand, cash flow from operations and funds available under its credit facilities, as amended to provide for certain financial covenants to remain at the same levels for the current fiscal year, will be sufficient to meet its working capital requirements for the foreseeable future.

INDUSTRY CONDITIONS

The Company's principal customers are the world's commercial airlines. The airlines, particularly the U.S. carriers, incurred record losses during the three year period ended December 31, 1993. While the domestic airlines in large part returned to profitable operations during calendar 1994, the amount of losses previously incurred and the duration of the airline industry decline have seriously impaired airline balance sheets and negatively influenced airline purchasing decisions. In addition, the airline industry is going through a process of consolidation with several carriers, having ceased operations and with several other carriers only recently emerging from the protection of the federal bankruptcy laws. Airframe manufacturers have effected reductions in their work forces in each of the last four years, (including fiscal 1995), and have recently announced further personnel cutbacks stemming from the continued decline of new aircraft deliveries. The industry losses and this consolidation process have led to numerous
reductions in aircraft orders and deliveries.   New aircraft deliveries from
airframe manufacturers to their airline customers are expected to remain at the current depressed level at least through the balance of calendar year 1995. Because the Company's business is, in part, dependent on the sale of products for installation on newly delivered aircraft, to the extent such aircraft deliveries remain at current levels, that portion of the Company's business dependent on such sales will be adversely affected. In addition, the cumulative impact of the industry losses and consolidation have adversely affected and are expected to continue to adversely affect the airline industry's purchasing decisions, resulting in deferrals of orders for the Company's retrofit, refurbishment and spare parts businesses.

ITEM 8.	     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is set forth on Pages F-1 through F-20 of this report.

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information relating to the executive officer's of the registrant is set forth in Part 1 of this report under the caption "Executive Officers of the Registrant".

Pursuant to the registrant's Restated Certificate of Incorporation, the Board of Directors is divided into three classes, as nearly equal in number as possible, so that each director (in certain circumstances after a transitional period) will serve for three years, with one class of directors being elected each year.


Name, Age (as of June 14, 1995),                             				  	                   Director       Term
Business Experience and Current Directorships of Each Director                    		   Since          Expires
- ----------------------------------------------------------------------------
JIM C. COWART, 43 -- Since January 1993, Chairman of the Board of 	  		                1989          1995
Directors and Chief Executive Officer of Aurora Electronics, Inc., a supplier of environmental recycling and recovery services to the electronics industry;
since January 1992, Director of Aurora Management, Inc., a private capital firm from time to time retained by the registrant for consulting services;
from 1987 until 1991, General Partner of Capital Resource Partners, a private capital investment manager.

BRIAN H. ROWE, 64 -- Since February, 1995, Chairman Emeritus of GE	   		               1995 	        1995
Aircraft Engines ("GEAE"), a principal business unit of the General
Electric Company ("GE"); Chairman of GEAE from 1993 to 1995 and
President from 1990 to 1993; held various senior management positions with GEAE from 1979 to 1990; joined GE in 1957; currently a director of
Aerostructures Hamble Limited, a manufacturer of military and civil aircraft components, Atlas Air, Inc., an air cargo carrier, the Fifth Third
Bank, an Ohio banking corporation, and Stewart & Stevenson Services,
Inc., a custom packager of engine systems for the generation of electrical and mechanical power.

RICHARD G. HAMERMESH, 47 -- Since August 1987, Managing   	    	      	                1987          1997
Partner, Center for Executive Development, an independent executive education and training firm; currently a director of Applied Extrusion
Technologies, Inc., a manufacturer of oriented polypropylene films for labeling and packaging applications for the food, beverage, confectionary and other consumer products industries.

AMIN J. KHOURY, 56 -- Since 1987, Chairman of the Board of Directors and     		        1987          1997
Chief Executive Officer of the Company; since 1986, Managing Director of
The K.A.D. Companies, Inc., an investment, venture capital and consulting firm; currently Chairman of the Board of Directors of Applied
Extrusion Technologies, Inc.; and a director of Aurora Electronics,
Inc., Brooks Automation, Inc., a manufacturer of vacuum central wafer handling systems for the semiconductor process industry, and MedChem
Products, Inc., a manufacturer of medical products. Mr. Khoury is the brother of Robert J. Khoury.

ROBERT J. KHOURY, 53 -- Since 1987, President and Chief Operating Officer    		        1987          1996
of the Company. Mr. Khoury is the brother of Amin J. Khoury.

PAUL W. MARSHALL, 52 -- Since December 1991, Chairman of the Board of     		           1991          1995
Directors and Chief Executive Officer of Rochester Shoe Tree Co., Inc.,
a manufacturer and distributor of cedar shoe trees and other cedar and shoe care products; from 1989 to November 1991, Chairman of Industrial
Economics Co., a management consulting firm; from 1989 to 1992, Adjunct
Professor, Harvard Business School; currently a director of Doskocil
Incorporated, a meat products manufacturer, Applied Extrusion
Technologies, Inc. and Raymond James Financial Corporation, a regional brokerage firm.

HANSJORG WYSS, 59 -- Since 1977, Director, President and Chief Executive     		        1989          1996
Officer of Synthes (U.S.A.), Ltd. and Synthes (Canada), Ltd.,
manufacturers and distributors of orthopedic implants and instruments;
currently a director of Applied Extrusion Technologies, Inc.

Board of Directors and Committees

The Board of Directors held five meetings during the fiscal year ended February 25, 1995 ("Fiscal 1995"). All directors attended at least 75% of Board meetings during Fiscal 1995, except Mr. Wyss who attended 60% of the meetings. The Board of Directors currently has two standing committees, the Audit Committee and the Stock Option and Compensation Committee.

The Audit Committee, composed of Messrs. Richard G. Hamermesh and Hansjorg Wyss, held one meeting during Fiscal 1995. The Audit Committee recommends to the Board of Directors the independent auditors to be engaged by the Company, reviews with management and with the independent auditors the registrant's internal accounting procedures and controls and reviews with the independent auditors the scope and results of their audit.

The Stock Option and Compensation Committee, composed of Messrs. Cowart and Hamermesh, held no meetings during Fiscal 1995 but acted pursuant to unanimous written consent on five occasions. The Committee provides recommendations to the Board regarding compensation matters and administers the registrant's stock option and compensation plans.

ITEM 11.	EXECUTIVE COMPENSATION.

Report of the Compensation Committee of the Board of Directors

The Compensation Committee, which is responsible for making recommendations to the Board of Directors on compensation relating to officers of the registrant and administering the registrant's stock option plans, makes the following report on executive compensation for Fiscal 1995:

The registrant's executive compensation program is designed to reward and retain executives who are capable of leading the registrant in achieving its strategic and financial objectives in the competitive and rapidly changing commercial aircraft cabin interior products industry.

The registrant relies on three compensation components to motivate executive performance: annual salary, incentive cash bonuses and stock-based incentive compensation. Except for Mr. Schwartz, whose employment agreement expired on February 28 of this year, each of Messrs. Amin J. Khoury, Robert J. Khoury, Marco C. Lanza and Thomas P. McCaffrey (collectively with Mr. Schwartz "the Named Executive Officers") has an employment agreement that establishes an annual base salary at a level the registrant believes is very modest for companies in the aerospace and airline industries and in the mid-range for growth companies traded on the Nasdaq National Market. In addition to base salary, each Named Executive Officer may receive an incentive cash bonus at the end of each fiscal year based upon corporate performance and that officer's individual performance. Corporate performance is measured by the registrant's strategic and financial performance in that fiscal year, with particular reference to net revenues and operating earnings for the year, together with gains in market share for the registrant's products. Because the Compensation Committe believes that short-term fluctations in stock price do not necessarily reflect the underlying strength or future prospects of the registrant, the Compensation Committee does not emphasize year-to-year changes in stock price in its evaluation of corporate performance. Individual performance is measured by the strategic and financial performance of the particular officer's operational responsibility in comparison to targeted performance criteria.

While skeptical about the significance of short-term fluctuations in stock price, the Compensation Committee believes that long-term stock price appreciation will reflect the registrant's achievement of its strategic goals and objectives. Accordingly, the registrant seeks to create long-term performance incentives for its key employees through the registrant's stock-based incentive compensation program. Stock options are granted to key employees at a price equal to the fair market value on the date of grant, and awards are based on the performance of such employees and anticipated contributions by such employees in helping the registrant achieve its strategic goals and objectives. Stock option grants are also made by reference to the number of stock options an employee already holds.

For the last two fiscal years, despite the achievement of essentially all of the strategic objectives associated with the creation of long-term shareholder value, including gains in market share for all of the registrant's products, revenues and operating earnings did not meet the registrant's projections due to the continued recession in the airline industry and, therefore, the registrant did not pay any cash bonuses to any of its Named Executive Officers, other than Mr. Schwartz in connection with three acquisitions made during the fiscal year ended February 26, 1994.
The registrant did grant stock options to key employees, including the Named Executive Officers other than Mr. Amin J. Khoury, upon recommendation of management and approval of the Compensation Committee.

The base salary for Mr. Amin J. Khoury, Chairman of the Board and Chief Executive Officer of the registrant, for Fiscal 1995 was $382,653, which included a cost-of-living increase calculated by reference to the Consumer Price Index as provided in his employment agreement with the registrant. Mr. Khoury was not granted any bonus or stock options for Fiscal 1995.

With respect to the above matters, the Compensation Committee submits this report.

The following tables set forth information with respect to the compensation of the Named Executive Officers in Fiscal 1995:

                  [Remainder of page intentionally left blank]

SUMMARY COMPENSATION TABLE

                                            	        Annual Compensation    	            Long-Term
                                          		 ------------------------------------       Compensation            All Other
 Name and Principal Position                Year(1)        Salary($)    Bonus($)          Options(#)            Compensation
- ------------------------------  		          -------       ---------    ------------       ---------------    ---------------
Amin J. Khoury................       		      1995           382,653     	  0                 	 0          	 	    3,764 (2)
  Chairman and Chief             		          1994           370,440        0                	  0                 5,514 (2)
  Executive Officer                   	 	    1993           360,000        360,000             775,000         127,200 (3)

Robert J. Khoury..............       	 	     1995           200,000        0                    60,000        	  4,551 (2)
  President and Chief               	       	1994           200,000        0                    50,000        	  4,497 (2)
  Operating Officer                  		      1993           200,000        200,000              0                4,300 (2)

Marco C. Lanza................       		      1995           150,010        0                    90,000       	   4,432 (2)
  Executive Vice President,      		          1994           150,000        0                    10,000	          4,497 (2)
  Marketing and Product         		           1993           150,000        40,000               0  4,400 (2)
  Development

Thomas P. McCaffrey..........   		           1995           155,192         0                   20,000       	   4,201 (2)
  Vice President, Chief Financial
  Officer and Secretary (4)		                1994           123,384         0                   50,000             0

E. Ernest Schwartz............    		         1995           137,500         0                    5,000          18,859 (2)
  President, Galley                   		     1994           135,000         20,000              20,000           4,497 (2)
  Products Group                          	  1993           135,000         54,100              25,000           3,900 (2)

- ---------------
(1) The periods covered by this table are the fiscal years ended in February
1995, 1994 and 1993.

(2) Defined contribution plan contribution paid by the registrant.

(3) Includes reimbursement by the registrant for relocation expenses of $125,300 and a defined contribution plan contribution paid by the registrant of $1,900.

(4) Mr. McCaffrey commenced his employment with the registrant as of May 1, 1993.



                            OPTION GRANTS IN LAST FISCAL YEAR

                                                                Individual Grants

                                                     		% of Total
                                                          Options
                                                     		Granted to                                  		           Grant Date
                                     	 Options         Employees in           Exercise      Expiration          Present
               Name                  	Granted(#)       Fiscal Year(2)        Price($/Sh)    Date       	        Value($)(1)
- ----------------------------------
Amin J. Khoury.................... 	      0	   	            N/A             	  N/A             N/A            	    N/A
Robert J. Khoury(3)..............       60,000          	   14.1             $8.25             5/17/04           $ 328,560
Marco C. Lanza(3)................       90,000          	   21.2             $8.25             5/17/04           $ 492,840
Thomas P. McCaffrey(3)......            20,000               4.7             $8.25         	   5/17/04           $ 109,520
E. Ernest Schwartz(3)...........         5,000            	  1.2             $8.25        	    5/17/04           $  27,380

- ---------------
(1)  The Black-Scholes method of option valuation, one of the alternative methods of option valuation permitted by the Securities and Exchange
Commission, has been used to determine hypothetical values as of the grant date of the stock options granted in Fiscal 1995 and does not reflect the actual value of the option awards at any given time. The hypothetical values are based on assumptions that 45.14% is the expected volatility, 6.15% is the risk-free rate of return for the option grants to Messrs. Khoury, Lanza,
McCaffrey and Schwartz, the registrant will pay no dividends over the ten-year period and the options will be exercised on their expiration date.
The registrant does not advocate or necessarily agree that the Black-Scholes method, or any method permitted by the Securities and Exchange Commission, can properly determine the value of an option. If the hypothetical valuation produced by the Black-Scholes method was realized in May 2004, the present value as of May 1994 of the registrant's stock appreciation for all stockholders during the period from May 1994 to May 2004 would have been
$88.5 million or $5.48 of apprecation per share.  However, there can be no assurance that the registrant's stock price will appreciate in the amount the Black-Scholes method suggests.

(2) During Fiscal 1995, the registrant granted to its employees options covering 424,500 shares of Common Stock.

(3) The options granted to Messrs. Khoury, Lanza, McCaffrey and Schwartz are exercisable 25% on May 17, 1994, the date of grant, and an additional
25% on each anniversary thereof.


                  [Remainder of page intentionally left blank]

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
AND FISCAL YEAR-END OPTION VALUES

                                                                                        					        Value of
                                                                   			     Number of           	     Unexercised
                                                                  			     Unexercised          	     In-the-Money
                                                                   			     Options at             	  Options at
                                   		  Shares                        	     FY-End(#)                 FY-End($)
                                     	 Acquired
                                     	  on            	Value          	   Exercisable/              Exercisable/
        Exercisable/Name             Exercise(#)       Realized($)  	     Unexercisable             Unexercisable(1)
- ---------------------------------
Amin J. Khoury...................         0              	N.A.              	782,800/0         	          0/N.A.
Robert J. Khoury.................        	0              	N.A.         	     145,000/55,000               0/0
Marco C. Lanza...................        	0              	N.A.        	      150,000/50,000               0/0
Thomas P. McCaffrey.............          0              	N.A.          	    47,500/22,500                0/0
E. Ernest Schwartz..............	         0              	N.A.          	    37,500/12,500                0/0

- ---------------

(1) The closing price for the registrant's Common Stock on the Nasdaq
National Market on February 24, 1995, the last trading day of the fiscal year, was $5.50 per share.


Defined Benefit Arrangement

Pursuant to the employment agreement between the registrant and Mr.
Amin J. Khoury, upon the occurrence of the earlier of December 31, 2001 (the employment agreement's termination date) or the termination of the employment agreement by reason of Mr. Khoury's death or incapacity, Mr. Khoury or his estate, as the case may be, shall be entitled to receive a retirement compensation payment (the "Retirement Compensation") equal to Mr. Khoury's base salary, as adjusted for inflation, in effect immediately prior to the termination of his employment, which amount is payable for each successive year following termination for the number of years Mr. Khoury has served the registrant. Mr. Khoury's base salary is currently $382,653, and his service to the registrant began on August 1, 1987, the date he became Chairman and Chief Executive Officer of the registrant.
The Retirement Compensation may be paid in monthly installments, or Mr. Khoury or his personal representative, as the case may be, may elect to receive the present value of the aggregate Retirement Compensation in a lump sum.

Compensation of Directors

Directors who are employees of the registrant receive no additional compensation for serving on the registrant's Board of Directors. Directors who are not employees of the registrant (the "Eligible Directors") receive compensation of $2,500 per calendar quarter and are entitled to participate in the registrant's 1991 Directors' Stock Option Plan, as from time to time in effect (the "Directors' Plan"). Under the Directors' Plan, each Eligible Director is awarded an option for 5,000 shares of Common Stock on December 15 of each year the plan is in effect, provided he or she is an Eligible Director on that date. In addition, each Eligible Director, excluding those individuals who are currently directors of the registrant, is awarded an initial grant of 35,000 shares of Common Stock as of the date of his or her first election as a director.

The exercise price of all options granted under the Directors' Plan may not be less than 100% of the fair market value of the Common Stock on the date of the grant. Options expire 10 years after the date of grant and become exercisable, subject to certain conditions which accelerate vesting, as follows: 25% on the first anniversary of the date of grant and an additional 25% each calendar year thereafter. On December 15, 1994, each of the following directors was awarded an option to purchase 5,000 shares of Common Stock at a price of $7.44 per share: Jim C. Cowart, Richard G. Hamermesh, Paul W. Marshall and Hansjorg Wyss.

Employment Contracts

Amin J. Khoury. Mr. Khoury and the registrant have entered into an employment agreement dated as of January 1, 1992 which extends through December 31, 2001. Under the employment agreement, Mr. Khoury receives an initial base salary of $360,000 per year, subject to increases as determined from time to time by the Board of Directors and subject to cost of living increases calculated by reference to the Consumer Price Index. Mr. Khoury's base salary for Fiscal 1995 was $382,653. Mr. Khoury is also entitled to receive bonuses from the registrant when, as and if determined from time to time by the Board of Directors. Mr. Khoury is also entitled to retirement compensation upon the expiration of his employment term. See "Defined Benefit Arrangement" above.

Robert J. Khoury. Mr. Khoury and the registrant have entered into an employment agreement dated as of March 1, 1992 which extends through February 28, 1998, unless otherwise terminated. Under the employment agreement, Mr. Khoury receives a base salary of $200,000, subject to increases from time to time as determined by the Board of Directors. Mr. Khoury is entitled to receive an annual incentive bonus when, as and if determined by the Board of Directors, which shall not exceed 100% of his then current salary. If Mr. Khoury dies, his estate becomes entitled to receive his base salary for the remainder of the term of the agreement. If he becomes disabled, he is entitled to receive his base salary, plus all benefits owing under the agreement, for the remainder of its term, except that the registrant's obligation to pay such salary and benefits terminates if he subsequently takes other employment, to the extent of the salary and benefits from such other employment. If the registrant terminates his employment agreement for cause, the registrant haas no further obligations to him, except for unpaid salary and benefits accrued through the date of termination. In addition, if Mr. Khoury terminates his employment under the agreement on or after August 1, 1997, the registrant will pay him (or in the event of his death after such date, his estate) for ten successive years after such termination an annual sum equal to 50% of his average annual salary for the three years then most recently completed immediately preceding such termination.

Marco C. Lanza. Mr. Lanza and the registrant have entered into an employment agreement dated as of March 1, 1992 which extends through February 28, 1997, unless sooner terminated. Under the employment agreement, Mr. Lanza receives a base salary of $150,000 and is entitled to receive an annual incentive bonus when, as and if determined by the Board of Directors. Mr. Lanza does not have provision in his employment agreement for a retirement benefit.
In all other respects, Mr. Lanza's employment agreement is the same as Mr. Robert Khoury's employment agreement described above.

Thomas P. McCaffrey. Mr. McCaffrey and the registrant have entered into an employment agreement dated as of May 1, 1993 which extends through May 1, 1996, unless sooner terminated. Under the employment agreement, Mr. McCaffrey receives a base salary of $150,000 and is entitled to receive an annual incentive bonus when, as and if determined by the Board of Directors but not to exceed 100% of salary. Mr. McCaffrey does not have provision in his employment agreement for a retirement benefit. However, Mr. McCaffrey will receive his salary and benefits under the agreement through May 1, 1997 if a change of control of the registrant during the term of his agreement results in the termination of his employment or a material reduction in his salary and/or benefits. In addition, if Mr. McCaffrey dies, his estate becomes entitled to receive a lump sum equal to the salary Mr. McCaffrey would have otherwise received during the immediately following 180-day period had he not died. In all other respects, Mr. McCaffrey's employment agreement is the same as Mr. Robert Khoury's employment agreement described above.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table and notes thereto set forth certain information with respect to the beneficial ownership of the registrant's Common Stock as of June 14, 1995 by (i) each person who is known to the registrant to beneficially own more than 5% of the outstanding shares of Common Stock of the registrant; (ii) each of the chief executive officer and the four other most highly paid executive officers of the registrant in Fiscal 1995 (collectively, the "Named Executive Officers") and each director of the registrant; and (iii) all Named Executive Officers and directors of the registrant as a group. Except as otherwise indicated, each of the stockholders named below has sole voting and investment power with respect to the shares of Common Stock beneficially owned:

               [Remainder of page intentionally left blank]

								                                            	                                 Common Stock
                                                 	                                   Beneficially Owned
                                                                  		              ------------------------

                                                                      		   	  Number
                                                                        			     of                    Percent of
                              Names                                   	       Shares            Outstanding Shares(1)
- ------------------------------------------------------------------
Wellington Management Company................................      			        1,924,900           	      11.9
     75 State Street
     Boston, MA 02109
State of Wisconsin Investment Board..............................      		     1,585,000           	       9.8
     P.O. Box 7842
     Madison, WI 53707
Forstmann-Leff Associates Inc.....................................         			1,089,600                   6.7
     55 East 52nd Street
     New York, NY 10055
Jurika & Voyles, Inc..............................................              942,591                   5.8
     1999 Harrison St., Suite 700
     Oakland, CA 94612
Reams Asset Management Company LLC.......................      		               855,300           	       5.3
     227 Washington Street
     Columbus, IN 47201
Oppenheimer Group, Inc............................................              833,800                   5.2
     Oppenheimer Tower
     World Financial Tower
     New York, NY 10281
Amin J. Khoury+*..................................................              782,800 (2)         	     4.6
Marco C. Lanza+...................................................              194,586 (3)         	     1.2
Hansjorg Wyss*....................................................              183,609 (4)        	      1.1
Jim C. Cowart*....................................................              156,750 (5)                **
Robert J. Khoury+*................................................              145,584 (6)         	      **
Paul W. Marshall*.................................................              133,750 (7)          	     **
Richard G. Hamermesh*.............................................            		 56,001 (8)          	     **
Thomas P. McCaffrey+..............................................              	50,085 (9)          	     **
E. Ernest Schwartz+...............................................               37,500 (10)               **
Brian H. Rowe.....................................................                  -0-               	    --
All Directors and Named Executive Officers as a group
  (10 persons)........................................................          1,740,665 (11)            9.9
- ---------------
+ Named Executive Officer
* Director of the Company
** Less than 1 percent


(1) The number of shares of Common Stock deemed outstanding includes:
(I) 16,154,235 shares of Common Stock outstanding as of June 14, 1995;
and (ii) shares of Common Stock subject to outstanding stock options which are exercisable by the named individual or group in the next sixty days (commencing June 14, 1995).

(2) Represents shares issuable upon the exercise of stock options exercisable in the next sixty days.

(3) Includes 150,000 shares issuable upon the exercise of stock options exercisable in the next sixty days. Excludes options to purchase 50,000 shares of Common Stock which are not exercisable in the next sixty days.

(4) Includes 42,500 shares issuable upon the exercise of stock options exercisable in the next sixty days. Excludes options to purchase 12,500 shares of Common Stock which are not exercisable in the next sixty days.

(5) Includes 20,000 shares acquired by a profit sharing plan in which Mr. Cowart has a fifty percent interest and 133,750 shares issuable upon the exercise of stock options exercisable in the next sixty days. Excludes options to purchase 21,250 shares of Common Stock which are not exercisable in the next sixty days.

(6) Includes 145,000 shares issuable upon the exercise of stock options exercisable in the next sixty days. Excludes options to purchase 55,000 shares of Common Stock which are not exercisable in the next sixty days.

(7) Represents shares issuable upon the exercise of stock options exercisable in the next sixty days. Excludes options to purchase 21,250 shares of Common Stock which are not exercisable in the next sixty days.

(8) Includes 2,000 shares held in trusts for the benefit of Mr. Hamermesh's two children, of which trust Mr. Hamermesh and his wife are trustees and in which shares Mr. Hamermesh disclaims all beneficial interest. Also includes 42,500 shares issuable upon the exercise of stock options exercisable in the next sixty days. Excludes options to purchase 12,500 shares of Common Stock which are not exercisable in the next sixty days.

(9) Includes 47,500 shares issuable upon the exercise of stock options exercisable in the next sixty days. Excludes options to purchase 22,500 shares of Common Stock which are not exercisable in the next sixty days.

(10) Represents shares issuable upon the exercise of stock options exercisable in the next sixty days. Excludes options to purchase 12,500 shares of Common Stock which are not exercisable in the next sixty days.

(11) Includes 1,515,300 shares issuable upon the exercise of stock options exercisable in the next sixty days. Excludes options to purchase 207,500 shares of Common Stock which are not exercisable in the next sixty days.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In 1990, the registrant adopted a formal policy whereby all transactions between the registrant and its officers, directors, principal stockholders or other affiliates must be on terms no less favorable to the registrant than could be obtained from unaffiliated third parties on an arm's-length basis, and such transactions will be approved by a majority of the registrant's independent and disinterested directors.

Under a Supply Agreement dated April 17, 1990 with Applied Extrusion Technologies, Inc., a Delaware corporation ("AET"), the registrant purchases from AET its requirements of injection-molded plastic parts for use in the manufacture of passenger control units and other products for installation in commercial aircraft for the period ending March 31, 1998. Under that agreement, AET has agreed to use its best efforts at all times to maintain available and in good working order a sufficient number and variety of injections modling machines to satisfy the registrant's orders as received and to use its best efforts to initiate production within three days of receipt of an order or, in emergency situations, on the day on which the order is received. The price to be paid by the registrant to AET for products purchased under the Supply Agreement is an amount which results in a 331/3% gross margin to AET, after including in AET's standard cost for such products, all direct and indirect costs of labor, materials, equipment and overhead. Purchases by the registrant under this agreement for Fiscal 1995 were approximately $984,000. Mr. Amin
J. Khoury is a director and significant stockholder of AET and serves as Chairman of its Board of Directors. Messrs. Hamermesh, Marshall and Wyss, directors of the registrant, also are directors of AET.

During the fifteen month period commencing February 27, 1994, Boston FilmCompany, Inc., a multimedia film and video production house ("BFC"), was paid an aggregate of $247,236 in fees and expenses for extensive support services performed for a number of the Registrant's Divisions, including the production of CD ROM and other marketing and training materials, preparation of corporate video and slide presentations, and providing technical support for the management information systems group. Amin C. Khoury, President of BFC, is the son of Amin J. Khoury, Chairman and Chief Executive Officer of the Company and a minority stockholder of BFC.

During the eight month period commencing September 15, 1994, Dr. Paul W. Marshall, a director of the registrant, was paid an aggregate of $159,806 in fees and expenses for consulting services performed on behalf of the registrant.

ITEM 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) The following documents are filed as part of this report:

1.  Financial Statements (See page F-1).

				  Consolidated Balance Sheets, February 25, 1995 and February 26, 1994.

				  Consolidated Statements of Operations for the Years Ended February 25,
      1995, February	26, 1994 and February 27, 1993.

				  Consolidated Statements of Stockholders' Equity for the Years Ended
      February 25, 1995,	February 26, 1994 and February 27, 1993.

				  Consolidated Statements of Cash Flows for the Years Ended February 25,
      1995,	February 26, 1994 and February 27, 1993.

				  Notes to Consolidated Financial Statements for the Years Ended February
      25, 1995,	February 26, 1994 and February 27, 1993.

2.  Financial Statement Schedules.

			  Schedule VIII - Valuation and Qualifying Accounts for the Years Ended
     February 25, 1995, February 26, 1994 and February 27, 1993.

3.  Exhibits.  The following exhibits are filed herewith:

			  Exhibit 23.	Independent Auditors' Consent

			  Exhibit 99.	1994 Employee Stock Purchase Plan Audited Financial Statements

 	(b)  Reports on Form 8-K.

       The Company has not filed any reports on Form 8-K during the last
       quarter of the fiscal year	covered by this report.

                                    SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 BE AEROSPACE, INC.



Date:  July 11, 1995					        By: /s/ Thomas P. McCaffrey
							                              Thomas P. McCaffrey
							                              Vice President & Chief Financial Officer

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE.
                                                                      Page


   Independent Auditors' Report								                                F-2

   Financial Statements:

   Consolidated Balance Sheets, February 25, 1995 and
   February 26, 1994. 			                                              F-3

	  Consolidated Statements of Operations for the Years
   Ended February 25, 1995, February 26, 1995 and
   February 27, 1993.                                                  F-4

	  Consolidated Statements of Stockholders' Equity for the
   Years Ended	February 25, 1995, February 26, 1994 and
   February 27, 1993.                                                  F-5

  	Consolidated Statements of Cash Flows for the Years Ended 					     F-6
  	February 25, 1995, February 26, 1994 and February 27, 1993.

  	Notes to Consolidated Financial Statements for the Years Ended			   F-8
  	February 25, 1995, February 26, 1994 and February 27, 1993.

Financial Statement Schedule:

  	Schedule VIII - Valuation and Qualifying Accounts for the
   Years Ended February 25, 1995, February 26, 1994 and
   February 27, 1993.                                                  F-20


                [Remainder of page intentionally left blank]

INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
BE Aerospace, Inc.
Wellington, Florida


We have audited the accompanying consolidated balance sheets of BE Aerospace, Inc. and subsidiaries as of February 25, 1995 and February 26, 1994, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended February 25, 1995.
Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of BE Aerospace, Inc. and subsidiaries as of February 25, 1995 and February 26, 1994, and the results of their operations and their cash flows for each of the three years in the period ended February 25, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respets the information set forth therein.

/s/ Deloitte & Touche LLP
DELOITTE & TOUCHE LLP


Costa Mesa,  California

April 21, 1995

CONSOLIDATED BALANCE SHEETS, FEBRUARY 25, 1995 AND FEBRUARY 26, 1994
(Dollars in thousands, except share data)

ASSETS                                                                1995          1994
CURRENT ASSETS:
Cash and cash equivalents	                                         $ 8,319      $ 13,738
Accounts receivable - trade, less allowance for doubtful
  accounts of $4,034 (1995) and $2,208 (1994)	                      48,915      	 57,090
Inventories, net	                                                   71,347        53,390
Deferred income taxes	                                               6,502         5,462
Income tax refund receivable 	                                       1,019	        1,934
Other current assets	                                                6,415	        4,746
  Total current assets	                                            142,517   	   136,360

PROPERTY AND EQUIPMENT, net	                                        60,304	       52,684
INTANGIBLES AND OTHER ASSETS, net	                                 177,133	      185,965
	                                                                $ 379,954	    $ 375,009

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	                                                 $ 35,164	    $  27,999
Accrued liabilities	                                                26,123	       27,677
Current portion of long-term debt	                                   4,667	        3,810
  Total current liabilities	                                        65,954	       59,486

LONG-TERM DEBT	                                                    172,693	      159,170
DEFERRED INCOME TAXES	                                              11,212	       17,773
OTHER LIABILITIES	                                                   4,764	        4,587

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; 1,000,000 shares
  authorized; no shares outstanding
Common stock, $.01 par value; 30,000,000 shares
  authorized; 16,095,790 (1995)  and 15,985,454  (1994) shares
  issued 	                                                            160	           159
Additional paid-in capital  	                                     119,209	       118,357
Retained earnings  	                                                7,418	        19,484
Cumulative foreign exchange translation adjustment	                (1,456)	       (4,007)
Total stockholders' equity  	                                     125,331	       133,993
	                                                               $ 379,954   	  $ 375,009

See notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)

                                                February 25,	  February 26,	  February 27,
                                                       1995     	     1994	          1993


NET SALES	                                        $ 229,347      $ 203,364    	 $ 198,019
COST OF SALES	                                      154,863	       136,307	       137,690

GROSS PROFIT	                                        74,484   	     67,057	        60,329

OPERATING EXPENSES:

Selling, general and administrative	                 31,787	        28,164	        21,698
Research and development	                            12,860	         9,876	        11,299
Amortization of intangible assets	                    9,954	         7,599	         4,551

Other expenses	                                      23,736	        ______	        ______
  Total operating expenses	                          78,337	        45,639	        37,548

OPERATING EARNINGS (LOSS)	                           (3,853)   	    21,418	        22,781
INTEREST EXPENSE,  net	                              15,019	        12,581	         3,955

EARNINGS (LOSS) BEFORE INCOME TAXES
  (BENEFIT) AND EXTRAORDINARY ITEM	                 (18,872)	        8,837     	   18,826
INCOME TAXES (BENEFIT)	                              (6,806)	        3,481	         6,676
EARNINGS (LOSS) BEFORE
  EXTRAORDINARY ITEM	                               (12,066)   	     5,356	        12,150
EXTRAORDINARY ITEM - Loss on
  extinguishment of debt, net of tax benefit	       _______	       _______	          (522)
  of $282
NET EARNINGS (LOSS)	                              $ (12,066)	    $   5,356	      $ 11,628
EARNINGS (LOSS) PER COMMON SHARE:
Earnings (loss) before extraordinary item	        $   (0.75)	    $    0.35	      $   1.03
Extraordinary item	                              __________	     _________      	   (0.05)
Net earnings (loss)	                              $   (0.75)  	  $    0.35	      $   0.98

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED FEBRUARY 25, 1995, FEBRUARY 26, 1994 AND FEBRUARY 27, 1993 (in thousands)

					                                                Additional		               Currency	       Total
	  	   	                            Common Stock		   Paid-in	      Retained	    Translation    Stockholders'
			                                 Shares	 Amount	  Capital	      Earnings	    Adjustment     	Equity
BALANCE, FEBRUARY 29, 1992 	        10,535	 $ 105   $ 54,452	      $ 2,500	     $ --  	         $ 57,057
Issuance of common stock	 		         3,631	    36	    40,321		  	                                 40,357
Exercise of stock options	    		       473	     5	     2,438		   	                                 2,443
Tax benefit from exercise of
  nonstatutory stock options	  			                     1,244			                                    1,244
Common stock repurchased	    	         (33)		           (299)   			                                 (299)
Net earnings	 					                                                 11,628		                      11,628
Foreign currency translation
  adjustment	 	                     	_____	_____	     ______	       _____	       (4,456)      	   (4,456)
BALANCE, FEBRUARY 27, 1993          14,606   146      98,156        14,128       (4,456)         107,974
Issuance of common stock			          1,272	   12	     19,080			                                   19,092
Exercise of stock options			           107	    1	        963			                                      964
Tax benefit from
  exercise of non-
  statutory stock options					                           158			                                      158
Net earnings						                                                   5,356		                       5,356
Foreign currency translation
 adjustment			                     ______	_____	    ________	      _______	         449 	            449
BALANCE, FEBRUARY 26, 1994       		15,985	  159	     118,357	       19,484	      (4,007)	        133,993
Sale of stock under
  employee stock purchase plan		       15		              132			                                      132
Employee benefit plan
 matching contribution			              96	    1	         720			                                      721
Net loss						                                                     (12,066)		                    (12,066)
Foreign currency translation
  adjustment		                    	_____	  ____	       _____	        _____	       2,551	           2,551
BALANCE, FEBRUARY 25, 1995        	16,096	$ 160    	$119,209	       $7,418	      $(1,456)	      $125,331


See notes to consolidated financial statements.

                         [Remainder of page intentionally left blank]

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED FEBRUARY 25, 1995, FEBRUARY 26, 1994 AND FEBRUARY 27, 1993 (Dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES	                        1995	        1994	         1993
 Net earnings (loss)                                    $ (12,066)	    $ 5,356  	   $ 11,628
 Adjustments to reconcile net earnings (loss) to
  net cash flows provided by operating activities:
   Depreciation and amortization                          	16,146	      13,115	        7,986
   Change in intangible assets	                             8,588
   Deferred income taxes                              	    (6,764)	      1,657	        1,499
   Non cash employee benefit plan contributions              	721
   Loss on extinguishment of debt                                                       	804
Changes in operating assets and liabilities, net of
 effects from acquisitions:
  Accounts receivable                                      	6,226	      (3,188)	     (11,655)
  Inventories	                                            (16,863)	     (4,153)	       1,981
  Income tax refunds receivable                              	915	      (1,934)	         797
  Other current assets                                    	(1,500)	     (2,047)	        (100)
  Accounts payable                                         	7,295   	    6,056	         (333)
  Other liabilities                                   	      (642)	     (9,071)	      (7,202)
Net cash flows provided by operating activities	            2,056       	5,791	        5,405

CASH FLOWS FROM INVESTING ACTIVITIES:
 Payments for purchase of property and equipment	         (12,172)	    (11,002)	      (7,343)
 Change in other assets                                   	(8,610)	     (5,077)	      (5,839)
 Acquisitions                                             	______	    (107,506)	     (18,300)
Net cash flows used for investing activities 	            (20,782)	   (123,585)	     (31,482)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net borrowings under revolving lines of credit            	9,080		                   15,505
 Proceeds from issuance of stock, net of
  repurchases                                                	132	         964	       40,061
 Principal payments on long-term debt                   		             (13,514)	     (32,001)
 Proceeds from long-term debt                           	   3,873	     130,010	       10,000
 Net cash flow provided by financing activities	           13,085	     117,460	       33,565
Effect of exchange rate changes  on cash flows	               222	        (198)	        (373)
Net (decrease) increase in cash and
 cash equivalents                                         	(5,419)	       (532)	        7,115
Cash and cash equivalents, beginning
 of year                                                 	 13,738	      14,270	         7,155
Cash and cash equivalents, end
 of year	                                                 $ 8,319     	$ 13,738	     $ 14,270

See notes to consolidated financial statements.

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid (received) during year for:
  Interest	                                          $ 16,664	  $ 7,524 	  $  3,819
  Income taxes - net	                                  (1,096)	   2,918	      4,879

SCHEDULE OF NONCASH TRANSACTIONS:
Tax benefit upon exercise of nonstatutory
 stock options                                        	  	          158	      1,244
Liabilities assumed and accrued acquisition
 costs incurred in connection with the
 acquisitions                                                  		19,954	      20,18
Liabilities incurred in connection with purchase
 of land and buildings	                                 4,000    	4,932
Common stock issued in connection with the
 acquisitions                                                  		19,100	      2,440
Issuance of Senior Notes (Note 7)			                                        124,019
Debt issue costs	 	                                               1,409	      4,125

See notes to consolidated financial statements.


                                [Remainder of page intentionally left blank]

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED FEBRUARY 25, 1995, FEBRUARY 26, 1994 AND FEBRUARY 27, 1993 (Dollars in thousands, except share and per share data)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Basis of Presentation - BE Aerospace, Inc. (the "Company") designs, manufactures, sells and services a broad line of commercial aircraft cabin interior products consisting of a broad range of aircraft seating products, passenger entertainment and service systems, and galley products, including structures as well as all food and beverage storage and preparation equipment.

As described in Note 2, the Company has completed several business combinations, all accounted for using purchase accounting. On February 28, 1992, the Company acquired from the Pullman Company all of the assets and certain of the liabilities of PTC Aerospace, Inc. (PTC) and Aircraft Products Company (APC) (collectively, the Business Unit). Following the acquisition of the Business Unit, the Company changed its name to BE Aerospace, Inc. On April 2, 1992, the Company, through its Dutch holding company, acquired all of the outstanding stock of Flight Engineering and Equipment Limited (FEEL) and substantially all of the operating assets of JFB Engineering Limited
(JFB), both English corporations. On April 30, 1993, the Company acquired all of the outstanding stock of Royal Inventum B.V., a Dutch corporation (Inventum). On August 26, 1993, the Company acquired all of the outstanding stock of Acurex Corporation, a California corporation (Acurex) and, on August 23, 1993, the Company acquired all of the outstanding stock of Nordskog Industries, Inc., a California corporation (Nordskog). On October 13, 1993, the Company acquired substantially all of the assets and certain of the liabilities of Philips Airvision of Valencia, California (Airvision) a division of Philips Electronics Corporation, North America Corporation.

Consolidation - The accompanying financial statements consolidate the accounts of BE Aerospace, Inc. and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Income Taxes - In accordance with Statement of Financial Accounting Standards No. 109, the Company provides deferred income taxes for temporary differences between amounts of assets and liabilities recognized for financial reporting purposes and such amounts recognized for income tax purposes.

Warranty Costs - Estimated costs related to product warranties are accrued at the time products are sold.

Revenue Recognition - Sales of assembled products, equipment or services are recorded on the date of shipment or, if required, upon acceptance by the customer. The Company sells its products primarily to airlines worldwide, including occasional sales collateralized by letters of credit in countries where customary payment terms exceed one year. The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses. Actual losses have been within management's expectations.

Cash Equivalents - The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Intangible Assets - The Company amortizes intangible assets using the straight-line method based on the estimated economic lives of the assets, which range from 7-30 years. The Company periodically evaluates the carrying value of the intangible assets versus the cash benefit expected to be realized and adjusts for any impairment of value. As discussed in Note 15, the Company introduced a new product to the in-flight entertainment industry, causing the industry in general to re-evaluate its product offerings and, in the process, impairing the value of certain assets, including earlier Company technology. Accordingly, certain intangible assets related to these product offerings were written down to their estimated realizable value.

Research and Development - Research and development expenditures are expensed as incurred.

Earnings (Loss) per Common Share - Earnings (loss) per common share amounts are computed using the weighted - average number of common and common equivalent (where not antidilutive) shares outstanding during each period. The number of weighted average shares of common stock outstanding amounted to 16,021,000, 15,438,000 and 11,847,000, for the years ended February 25,
1995, February 26, 1994 and  February 27, 1993 respectively.

Foreign Currency Translation - In accordance with the provisions of SFAS No. 52, "Foreign Currency Translation," the assets and liabilities located outside the United States are generally translated into U.S. dollars at the rates of exchange in effect at the balance sheet dates. Income and expense items are translated at the average exchange rates prevailing during the period. Gains and losses resulting from foreign currency transactions are recognized currently in income, and those resulting from translation of financial statements are accumulated as a separate component of stockholders' equity.

2.	ACQUISITIONS

The Company completed a number of acquisitions during the year ended February 26, 1994 (1994 Acquisitions) and the year ended February 27, 1993 (1993 Acquisitions) which are described below. Funds for the 1994 Acquisitions were obtained from proceeds of the long-term debt issuance described in Note 7. Funds for the 1993 Acquisitions were obtained from the proceeds from the issuance of additional common stock and long-term debt.

1994 ACQUISITIONS

Inventum - On April 30, 1993, the Company acquired all of the capital stock of Inventum which designs, manufactures, sells and services galley inserts such as ovens, beverage makers, and water boilers to commercial airlines located primarily in Europe and the Pacific Rim. The aggregate acquisition cost of $39,964 includes the payment of $33,095 to the seller, the assumption of approximately $3,614 of liabilities, plus related acquisition costs and certain purchase accounting reserves.

Acurex - On August 26, 1993, the Company acquired all of the outstanding capital stock of Acurex which designs, manufactures, sells and services aircraft refrigeration appliances such as chillers, refrigeration units and wine chillers to commercial airlines worldwide. The aggregate acquisition cost of $70,454 includes the payment of $45,000 to the seller, the assumption of approximately $2,507 of liabilities, the issuance of 1,272,728 shares of the Company's common stock to the sellers, valued at $15.00 per share, plus related acquisition costs and certain purchase accounting reserves.

Nordskog - On August 23, 1993, the Company acquired all of the outstanding capital stock of Nordskog which designs, manufactures, sells and services aircraft galley structures and inserts to commercial airlines worldwide.
The aggregate acquisition cost of $25,402 includes a cash payment of $17,158 to the seller, the assumption of approximately $2,374 of liabilities, plus related acquisition costs and certain purchase accounting reserves.

Airvision - On October 13, 1993, the Company acquired substantially all of the assets and certain of the liabilities of Airvision which designs, manufactures, sells and services in-seat video products, including interactive video for commercial airlines worldwide. The aggregate acquisition cost of $16,601 includes the payment of $12,253 to the seller, the assumption of approximately $1,640 of liabilities, plus related acquisition costs and certain purchase accounting reserves.

The aggregate purchase price for the 1994 Acquisitions has been allocated to the net assets acquired based on appraisals and management's estimates as follows:

		  Cash and cash equivalents	                       $ 4,403
		  Receivables	                                      14,403
		  Inventories	                                      21,392
		  Property and equipment	                            5,424
		  Intangible and other assets	                     106,799
			                                                $ 152,421

1993 ACQUISITIONS

In April 1992, the Company acquired all of the outstanding capital stock of FEEL for approximately $12,600 cash, 100,000 shares of the Company's common stock at a per share price of $13.50 and the assumption of approximately $18,086 of liabilities. FEEL designs, manufactures, sells and services custom-designed seating for commercial aircraft. In addition, in April 1992, through FEEL, the Company acquired substantially all of the operating assets of JFB for approximately $5,700 cash, 64,000 shares of the Company's common stock at a per share price of $13.50 and the assumption of approximately $2,100 of certain liabilities. JFB's principal line of business is the manufacture of custom-engineered components for FEEL.
The Company also acquired an option to purchase the land and buildings used by FEEL and JFB for approximately $10,000. This option was exercised on March 2, 1993.

3.	INVENTORIES

Inventories are valued at the lower of cost or market using the weighted average cost method. Inventories consist of the following:

                                                       1995	     1994
     Raw materials	                                $ 23,675	 $ 34,973
     Work-in-process	                                39,131	   13,365
     Finished goods	                                  8,541	    5,052
	                                                  $ 71,347	 $ 53,390

4.	PROPERTY AND EQUIPMENT

Property and equipment are carried at cost, and depreciated and amortized generally on the straight-line method over their estimated useful lives of three to 20 years (term of lease as to leasehold improvements). Property and equipment consist of the following:

	                                                     1995	     1994
     Land, buildings  and improvements	           $ 31,920	 $ 22,902
     Machinery	                                     29,743	   18,850
     Tooling	                                       10,324	    9,349
     Furniture and equipment	                        7,075	    6,656
     Construction in progress	              	                  4,880
                                            	       79,062	   62,637
Less accumulated depreciation and amortization	    (18,758)	  (9,953)
                                                 	$ 60,304	 $ 52,684


5.	INTANGIBLES AND OTHER ASSETS

Intangibles and other assets consist of the following:


                                                        	Straight-line
	                                                        Amortization
                                                        	Period (Years)	      1995	        1994
    Covenants not-to-compete	                                 14	         $  9,198	   $  10,174
    Product technology, production plans and drawings	      7-20	           56,774	      58,897
    Replacement parts annuity	                                20	           26,042	      24,075
    Product approvals and technical manuals	                  20	           13,909	      19,218
    Goodwill	                                                 30	           68,651	      68,382
    Debt issue costs	                                         10	            5,662	       5,535
    Trademarks and patents	                                   20	            9,114	       8,387
    Other		                                                                  9,482	       4,692
		                                                                         198,832	     199,360
   Less accumulated amortization 		                                        (21,699)	    (13,395)
		                                                                       $ 177,133	   $ 185,965


6.	ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	                                                                             1995	        1994
    Accrued product warranties	                                          $  2,969	     $  2,578
    Accrued salaries, vacation and related benefits	                        5,502	        2,667
    Accrued acquisition expenses	                                           2,507	        6,647
    Accrued interest	                                                       6,694	        6,368
    Accrued income taxes	                                                   1,642
    Other accrued liabilities	                                              6,809	        9,417
 	                                                                       $ 26,123	     $ 27,677

                         [Remainder of page intentionally left blank]

7.	LONG-TERM DEBT

Long-term debt consists of the following:
	                                                  	1995	           1994
    Senior notes	                              $ 124,215	      $ 124,117
    Revolving lines of credit	                    36,000	         15,000
    Term loan	                                    16,577	         12,000
    Other long-term debt	                            568	         11,863
	                                                177,360	        162,980
 Less current portion of long-term debt	          (4,667)	        (3,810)
                                             		$ 172,693	      $ 159,170


In October 1993, the Company obtained new credit facilities with a group of banks, initially aggregating $85,000, consisting of a $40,000 term loan and a $45,000 revolving line of credit (the "1993 Credit  Facilities").  In April
1994, the term loan was converted to a revolving line of credit.   As of
February 25, 1995, the 1993 Credit Facilities consist of two revolving lines of credit (the "Series A Revolver" and "Series B Revolver"). The Series B Revolver may be borrowed and repaid in $1,000 increments and has decreasing availability with the remaining balances due November 1998. At February
25, 1995 the maximum borrowings available under the Series B Revolver were $32,500. The Series A Revolver may be borrowed in $1,000 increments and is subject to borrowing base calculations set forth in the credit facilities agreement. At February 25, 1995, the maximum borrowings available under the Series A revolver were $45,000. The 1993 Credit Facilities bear interest at prime (as defined) plus 1/2% or LIBOR plus 1-3/4%, at the option of the Company. This rate is subject to change in the event of a change in the Company's credit rating by Moody's Investor Services or Standard & Poor's.

The Series B Revolver is collateralized by the stock of Acurex. The Series A Revolver is collateralized by substantially all of the Company's assets and is all due and payable in November 1998. The terms of the 1993 Credit Facilities include a number of financial and other restrictive covenants. The Company was in compliance with all loan covenants as of February 25, 1995. The 1993 Credit Facilities also collateralized outstanding letters of credit aggregating $2,969 as of February 25, 1995.

On February 24, 1993, the Company sold $125,000 of 9-3/4% Senior Notes (the "Senior Notes"), which were priced to yield 9-7/8%. The Company received the proceeds from the Senior Notes on March 3, 1993 and utilized $32,545 thereof to repay the outstanding balance of the Company's then outstanding bank obligations. The unamortized portion of the associated debt issue costs of approximately $804 was written off and reflected as an extraordinary item, net of tax effects of $282, in the accompanying statement of operations for the year ended February 25, 1995.

The Senior Notes are senior unsecured obligations of the Company, ranking equally with any future senior obligations of the Company and mature on March 1, 2003. Interest on the Senior Notes is payable semi-annually in arrears on March 1 and September 1 of each year. The Senior Notes are redeemable at the option of the Company, in whole or in part, at any time on or after March 1, 1998 at predetermined redemption prices, together with accrued and unpaid interest through the date of redemption. Upon a change of control (as defined), each older of the Senior Notes may require the the Company to repurchase such holder's Senior Notes at 101% of the principal amount thereof, plus accrued and unpaid interest to the date of such purchase. The Senior Notes contain certain restrictive covenants, all of which were met by the Company as of February 25, 1995, including limitations on future indebtedness, restricted payments, transactions with affiliates, liens, dividends, mergers and transfers of assets.


Terms of the Senior Notes provide that, among other things, the payment of cash dividends on Common Stock is limited to a cumulative amount that equals fifty percent of the Company's consolidated adjusted net income since the date of the Senior Notes' issuance, plus the sum of $10,000 and other equity adjustments (as defined therein). The payment of cash dividends may only be made if the Company is not in default under the terms of the Indenture. The 1993 Credit Facilities also contain restrictions on the cumulative amount of dividends that may be paid. As of February 25, 1995, cash dividends of $1,339 could have been declared by the Company.

During fiscal 1994, the Company entered into revolving line of credit and term loan agreements aggregating $13,300 (the FEEL Credit Agreement). The FEEL Credit Agreement is collateralized by substantially all of the assets of FEEL. Borrowings may be made under the line of credit provided FEEL is in compliance with certain covenants, all of which were met by FEEL as of February 25, 1995. Aggregate borrowings outstanding under the FEEL Credit Agreement were approximately $12,041 as of February 25, 1995. Such borrowings will be repaid in pounds sterling.

During fiscal 1994, the Company also entered into a revolving line of credit agreement for approximately $1,000 (the Inventum Credit Agreement). The Inventum Credit Agreement is collateralized by substantially all of the assets of Inventum. Borrowings may be made under the line of credit provided Inventum is in compliance with certain covenants, all of which were met by Inventum as of February 25, 1995. There were no borrowings outstanding under the Inventum Credit Agreement as of February 25, 1995.

During fiscal 1995, the Company entered into term loan agreements aggregating $4,000 which are collateralized by two of the Company's recently constructed properties. These term loans bear interest at prime (as defined) plus 1/2% or LIBOR plus 1 3/4%, at the option of the Company and contain certain restrictive covenants, all of which were met by the Company as of February 25, 1995.

Maturities of long-term debt are as follows:
	   Fiscal year ending February:
	   1996	                                                          $4,667
	   1997	                                                           2,083
	   1998	                                                          37,508
	   1999	                                                           1,508
	   2000	                                                           1,508
	   Thereafter	                                                   130,086
		                                                              $ 177,360


                      [Remainder of page intentionally left blank]

8.	INCOME TAXES

Income tax expense (benefit) consists of the following:

		                                                       1995	        1994	      1993
Current:
	 Federal	                                             $ (786)	    $ 1,408	   $ 2,856
	 State	                                                  105	         139	       948
	 Foreign	                                                639	         277	     1,373
		                                                       (42)	       1,824	     5,177

Deferred:
	 Federal	                                            (5,146)	         155	     1,145
	 State	                                                (904)	         266	        67
	 Foreign	                                              (714)	       1,236	       287
	                                                     (6,764)	       1,657	     1,499
	                                                   $ (6,806)      $ 3,481 	  $ 6,676

The difference between income tax expense (benefit) and the amount computed by applying the statutory U.S. federal income tax rate then in effect consists of the following:

	                                                       1995	        1994	       1993
Statutory U.S. federal income tax expense (benefit)	 $ (6,605)	   $ 3,093      $6,400
State income taxes, net 	                                (519)	       264	        670
Goodwill amortization 	                                   708	        290	         10
Research and development credit                         	(600)		                 (100)
Foreign Sales Corporation tax benefit	                   (353)	      (281)	      (715)
Other, net	                                               563	        115	        411
		                                                   $ (6,806)	   $ 3,481	    $ 6,676

                 [Remainder of page intentionally left blank]

The tax effects of temporary differences and carryforwards that give rise to the Company's deferred income tax assets and liabilities consist of the following:

		                                                       1995	       1994
Bad debt reserves		                                   $ 1,415	      $ 538
Inventory reserves		                                    2,396	      1,027
Inventory costs capitalized for tax purposes	             815	        794
Warranty reserves		                                       663	        918
Acquisition reserves		                                    855	      1,731
Accrued vacation		                                        699	        578
Other		                                                  (341)	      (124)
Net current deferred income tax assets		              $ 6,502	    $ 5,462

Depreciation		                                         (1,904)	    (1,841)
Intangible assets		                                   (15,164)	   (16,906)
Net operating loss carryforward		                       3,708
Research credit carryforward		                            600
Other		                                                 1,548	        974
Net noncurrent deferred income tax liabilities	     $ (11,212)	 $ (17,773)


As of February 25, 1995, the Company had $9,135 of federal operating loss carryforwards which expire in 2010, federal research credit carryforwards of $600 which expire in 2010, and alternative minimum tax credit carryforwards of $269 which have no expiration date.

The Company has not provided for any residual U.S. income taxes on the approximately $5,406 of earnings from its foreign subsidiaries because such earnings are intended to be indefinitely reinvested. Such residual U.S. income taxes, if provided for, would be immaterial.

9.	COMMITMENTS AND CONTINGENCIES

Leases - The Company leases certain of its office, manufacturing and service facilities under operating leases which expire at various times through August 2003. Rent expense for fiscal 1995, 1994 and 1993 was approximately $2,276, $2,091 and $2,372, respectively. Future payments under leases with terms currently greater than one year are as follows:

		   Year ending February:
		   1996	                                           $  3,697
		   1997	                                              2,694
		   1998	                                              1,499
		   1999	                                                643
	   	2000	                                                485
		   Thereafter	                                        1,797
			                                                  $ 10,815

Contingencies - The Company is a defendant in various legal actions arising in the normal course of business, the outcome of which, in the opinion of management, neither individually nor in the aggregate are likely to result in a material adverse effect to the Company's financial position.

Employment Agreements - The Company has employment and compensation agreements with two key officers of the Company. One of the agreements provides for an officer to earn a minimum of $360, adjusted annually for changes in the consumer price index (as defined) per year through 2001, as well as a deferred compensation benefit equal to the aggregate annual compensation earned through termination and payable thereafter. Such deferred compensation will be payable in equal monthly installments over the same number of years it was earned.

The other agreement provides for an officer to receive annual minimum compensation of $200, and an incentive bonus not to exceed 100% of the officer's then-current salary through 1998. In addition, if the officer terminates his employment on or after August 1997, the Company is obligated to pay the officer annually, as deferred compensation, an amount equal to 50% of the officer's annual salary (as defined) for a period of ten years from the date of termination.

The Company has other employment agreements with certain key members of management that provide for aggregate minimum annual base compensation of $540, expiring on various dates through 1998.

Supply Agreement - The Company has entered into a supply agreement with Applied Extrusion Technologies, Inc. ("AET"), a related party by way of common management. Under this agreement, the Company has agreed to purchase its requirements for certain component parts through April 1998 at a price that results in a 33-1/3% gross margin to AET. The Company's purchases under this contract for the years ended February 25, 1995, February 26, 1994 and February 27, 1993, were $984, $1,040 and $1,245, respectively.

10.	PROFIT-SHARING PLAN

In August 1988, the Company established a non-qualified contributory profit-sharing plan. Effective August 1, 1989, this plan was amended to incorporate a 401(k) Plan which permits the Company to match a portion of employee contributions and to make profit-sharing contributions to all
participants (as defined).    Commencing in 1995, the Company's 401(k) Plan
was amended to permit the Company's matching contribution to be made in common stock of the Company. The Company recognized expenses of $757, $585, and $1,216 related to this plan for the years ended February 25, 1995, February 26, 1994 and February 27, 1993, respectively.

11.	STOCKHOLDERS' EQUITY

In December 1992, the Company successfully completed a public offering of 3,000,000 shares of its common stock at $12.00 per share and, in January 1993, the underwriters for that offering exercised their overallotment option by purchasing an additional 450,000 shares of the Company's common stock. The net proceeds to the Company, after deducting various offering expenses, were $38,116. The Company used $26,650 of these proceeds to prepay a portion of its long-term debt (Note 7). Had the sale of stock and repayment of long-term debt occurred at the beginning of fiscal 1993, weighted average shares outstanding, net earnings per share before extraordinary item and net earnings per share would have been 13,671,000, $0.95 and $0.91, respectively.

Stock Option Plans - The Company has various stock option plans, including the 1989 Stock Option Plan, the 1991 Directors Stock Option Plan and the 1992 Share Option Scheme (collectively the "Option Plans"), under which shares of the Company's common stock may be granted to key employees and directors of the Company. The Option Plans provide for granting key employees options to purchase the Company's common stock. Options are granted at the discretion of the compensation and stock option committee of the Board of Directors, and the option term cannot exceed ten years. Options granted generally vest at the rate of 25% per year from the date of grant and are exercisable to the extent vested.

During fiscal 1993, the Board approved the granting of options outside of the qualified stock option plans to the Company's chairman and chief executive officer, principals of Aurora Management, Inc. (Aurora) (Note 13), one of the members of the Board, and a former board member, covering 775,000, 200,000, 100,000 and 110,000 shares, respectively. These options were granted at an exercise price of $12.25, $12.25, $12.25 and $12.50 per share, respectively, which were the fair market values as of the grant date.

In April 1993, the compensation and stock option committee of the Board of Directors reviewed the exercise prices of the options then outstanding, current market conditions, as well as other factors, and deemed it appropriate to re-price 1,365,500 options with exercise prices ranging from $12.00 to $14.00 per share to $8.75 per share, which was the fair market value as of that date.

The following table sets forth options granted, cancelled, forfeited and outstanding:

                                  	     February 25, 1995         	   February 26, 1994             February 27, 1993

                                                  	Option price                  Option price                      Option price
                                    	Options	      per share	     Options	       per share            Options      per share
Outstanding,
 beginning of period		             2,493,162	    $ .81 - $13.00 	 2,215,112    $   .81 - $14.00    1,116,612    $   .81 - $13.00
Options granted	                     484,500	    $7.44 - $ 8.75 	   404,500    $  8.75 - $11.75   	1,594,000	   $ 11.75 - $14.00
Options exercised                     	(375)	    $          .81 	  (106,450)   $  8.75 - $ 9.50     (473,250)   $   .81 - $ 9.50
Options forfeited	                 (106,000)	    $8.25 - $11.75 	   (20,000    $  8.75 - $12.25	     (22,250)   $  9.50 - $12.25
Outstanding, end
 of period	                       2,871,287	     $ .81 - $13.00   2,493,162    $   .81 - $13.00    2,215,112    $   .81 - $14.00


12.	EMPLOYEE STOCK PURCHASE PLAN

The Company established a qualified Employee Stock Purchase Plan during fiscal 1995, the terms of which allow for qualified employees (as defined) to participate in the purchase of designated shares of the Company's common stock at a price equal to the lower of 85% of the closing price at the beginning or end of each semi-annual stock purchase period. The Company issued 15,065 shares of stock during fiscal 1995 pursuant to this plan at an average price per share of $7.01.

13.	RELATED PARTY TRANSACTIONS

Aurora, a private capital firm, has provided assistance to the Company in developing its acquisition program, the acquisitions of the Business Unit, FEEL and AFL, Inventum, Nordskog and Acurex as well as in its 1992 equity offering, strategic planning, competitive analysis and financial relations. During fiscal 1993 and 1994, the Company had an arrangement with Aurora under which Aurora was entitled to receive reimbursement for its reasonable expenses and to receive a monthly retainer of $20 which was credited against any fees earned for services rendered related to certain transactions, including $100 for each acquisition consummated in fiscal 1994. This arrangement was terminated effective July 1993. Aurora earned approximately $300 during the year ended February 26, 1994 related to the 1994 Acquisitions as well as approximately $400 for other services during the year ended February 27, 1993 related to the FEEL and AFL acquisitions, the 1992 equity offering and 1993 debenture offering. The Company also granted to Aurora's principals, as consideration for services to the Company in connection with certain financngs, options to purchase an aggregate 200,000 shares of the Company's common stock at a price equal to fair market value at the date of grant. A member of the Company's Board of Directors is a part owner of Aurora.

Chemical Venture Partners (CVP) also provided assistance to the Company in identifying and negotiating the acquisition of the Business Unit. As compensation, during fiscal 1993, the Company issued 17,138 shares of its common stock to CVP. A former member of the Company's Board of Directors was a principal in CVP.

14.	EXPORT SALES AND MAJOR CUSTOMERS

Export sales from the United States to customers in foreign countries amounted to approximately $61,645 $44,058, and $65,680 in fiscal 1995, 1994, and 1993, respectively. Total sales to all customers in foreign countries amounted to approximately $114,511, $85,239 and $91,541 in fiscal 1995, 1994 and 1993, respectively. Major customers (i.e., customers representing more than 10% of total sales) change from year to year depending on the level of refurbishment activity and/or the level of new aircraft purchases by such customers. Sales to one major customer were approximately $21,185 in fiscal 1993 (there were no major customers in fiscal 1995 and 1994).

15.	OTHER EXPENSES

Other expenses consisted of a charge related primarily to intangible assets and inventories associated with the Company's passenger entertainment systems. The introduction of the Company's MDDS interactive video system, which the Company expects to become the industry's standard for in-flight passenger and service entertainment, has captured the dominant market share with contract awards from the major airlines totaling more than $150,000 during the past nine months. The MDDS system also has recently caused major carriers to convert programs for earlier products to the Company's MDDS system and has caused two of the Company's principal competitors to offer to develop for the airlines systems similar to the Company's MDDS system. These events have caused the in-flight entertainment industry to re-evaluate its product offerings and, in the process, have impaired the value of certain of its assets. As a result, the Company has written down certain of its assets, including certain customer-specific inventories and other assets.

16.	FOREIGN OPERATIONS

Geographic Area - The Company operated principally in two geographic areas,
the United States and Europe   during the years ended February 25, 1995,
February 26, 1994 and February 27, 1993. There were no significant transfers between geographic areas during the period. Identifiable assets are those assets of the Company that are identified with the operations in each geographic area.

The following table presents operating results for the years ended February 25, 1995, February 26, 1994 and February 27, 1993 and identifiable assets as of February 25, 1995, February 26, 1994 and February 27, 1993 by geographic area.

                 [Remainder of page intentionally left blank]


1995	                                            United
                                                 States     	Europe	    Consolidated
Sales to unaffiliated customers	              $ 170,542	   $ 58,805	       $ 229,347
Gross profit	                                    56,296	     18,188	          74,484
Selling, general and administrative
 and amortization expenses	                      32,183	      9,558	          41,741
Research and development	                         9,834	      3,026         	 12,860
Other expenses	                                  23,736		                     23,736
Interest expense, net	                           11,835	      3,184	          15,019
Loss before income taxes 	                      (18,578)	      (294)	        (18,872)
Identifiable assets	                            279,402	    100,552	         379,954

1994	                                            United
                                                	States     	Europe	    Consolidated

Sales to unaffiliated customers	              $ 156,638   	$ 46,726	       $ 203,364
Gross profit	                                    51,401	     15,656          	67,057
Selling, general and administrative
 and amortization expenses	                      27,288	      8,475	          35,763
Research and development	                         7,783	      2,093	           9,876
Interest expense, net	                           11,424	      1,157	          12,581
Earnings before income taxes 	                    4,814	      4,023	           8,837
Identifiable assets	                            280,827	     94,182         	375,009

1993	                                            United
                                                	States     	Europe	    Consolidated

Sales to unaffiliated customers	              $ 159,865	   $ 38,154	       $ 198,019
Gross profit 	                                   50,365	      9,964	          60,329
Selling, general and administrative
 and amortization expenses	                      23,446	      2,803	          26,249
Research and development  	                       9,381	      1,918	          11,299
Interest expense, net  	                          3,662     	   293	           3,955
Earnings before income taxes and
   extraordinary item 	                          13,876	      4,950	          18,826
 Identifiable assets	                           269,051	     45,004	         314,055

17.	FAIR VALUE INFORMATION

The following disclosure of the estimated fair value of financial instruments at February 25, 1995 and February 26, 1994 is made in accordance with the requirements of SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

The carrying amounts of cash and cash equivalents, accounts receivable - trade, and accounts payable are a reasonable estimate of their fair values. Except for the Company's Senior Notes, which have a carrying value and fair value of $124,215 and $120,938, respectively, at February 25, 1995, the carrying amount of long-term debt approximates fair value because the obligations either bear interest at floating rates or compare favorably with fixed rate obligations that would be available to the Company.

The fair value information presented herein is based on pertinent information available to management as of February 25, 1995. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since that date, and current estimates of fair value may differ significantly from the amounts presented herein.

18.	SELECTED QUARTERLY DATA (Unaudited)

Summarized quarterly financial data for fiscal 1995 is as follows:

                                                   Year Ended February 25, 1995

		                                              First	   Second 	  Third	    Fourth
	                                             	Quarter	  Quarter	  Quarter	  Quarter
Net sales	                                    $ 57,567  $ 55,197  $ 57,281	 $ 59,302
	Gross profit	                                  18,887	   18,408	   18,668	   18,521
	Net earnings (loss)	                            1,074	      964	  (14,569)	     465
	Net earnings (loss) per common share	             .07	      .06	     (.90)	     .03

Summarized quarterly financial data for fiscal 1994 is as follows:

			                                              Year Ended February 26, 1994

		                                              First	    Second 	  Third	    Fourth
		                                             Quarter	   Quarter	  Quarter	  Quarter

	Net sales	                                   $ 47,803	  $ 45,103	 $ 50,696	 $ 59,762
	Gross profit	                                  14,795	    14,787	   17,445	   20,030
	Net earnings	                                   1,569	     1,689	      565	    1,533
	Net earnings per common share	                    .11	       .11	      .03	      .10

SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED FEBRUARY 25, 1995, FEBRUARY 26, 1994
AND FEBRUARY 27, 1993
(Dollars in thousands)

	                                        BALANCE 				                                     BALANCE
                                         AT BEGINNING                                     AT END
                                    	    OF YEAR  	   EXPENSES 	  OTHER  	  DEDUCTIONS 	  OF YEAR
DEDUCTED FROM ASSETS:
Allowance for doubtful
  accounts:
1995	                                    $ 2,208	     $ 3,119		               $ 1,293	    $ 4,034
1994	                                      1,304	         774	  $   650 (1)	      520	      2,208
1993  	                                      879	         296	      364 (2)	      235	      1,304

Reserve for obsolete
  inventories:
1995	                                    $ 7,557	     $ 2,787	  $ 2,754 (1)	  $ 2,434	    $ 10,664
1994	                                      2,885	       1,880	    4,452 (1)	    1,660	       7,557
1993	                                      3,100	       3,108	      257 (2)	    3,580	       2,885

INCLUDED IN LIABILITIES:
Accrued product
  warranties:
1995	                                    $ 2,388	     $ 2,544	  $   666 (1)	  $ 2,629	    $  2,969
1994	                                      1,856	       1,926	     (184) 	      1,210	       2,388
1993	                                      2,297	       1,147	      203 (2)	    1,791	       1,856

(1) 1994 acquisitions
(2) FEEL acquisition

                     [Remainder of page intentionally left blank]

                                                       EXHIBIT 23
INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in Registration Nos. 33-48199, 33-72194 and 33-82894 on Form S-8 of BE Aerospace, Inc. of our reports dated April 21, 1995 and June 30, 1995, appearing in this Annual Report on Form 10-KA of BE Aerospace, Inc. for the year ended February 25, 1995 and of the BE Aerospace 1994 Employee Stock Purchase Plan for the period from May 15, 1995 (inception) to February 28, 1995, respectively.

/s/ Deloitte & Touche LLP
DELOITTE & TOUCHE LLP
Costa Mesa, California
July 7, 1995

                                                         EXHIBIT 99
BE AEROSPACE, INC.
1994 EMPLOYEE STOCK PURCHASE PLAN

FINANCIAL STATEMENTS AS OF
FEBRUARY 28, 1995 AND MAY 15, 1994 AND
FOR THE PERIOD FROM MAY 15, 1994 (INCEPTION) TO
FEBRUARY 28, 1995 AND INDEPENDENT AUDITORS' REPORT

BE AEROSPACE, INC.
1994 EMPLOYEE STOCK PURCHASE PLAN

TABLE OF CONTENTS


	                                                                       Page

INDEPENDENT AUDITORS' REPORT	                                            1

FINANCIAL STATEMENTS:
Statements of net assets available for plan benefits as
 of February 28, 1995 and May 15, 1994                                  	2

Statement of changes in net assets available for plan benefits
	for the period from May 15, 1994 (inception) to February 28, 1995	      3

Notes to financial statements	                                           4

All other schedules pursuant to the Department of Labor's rules and regulations are omitted because of the absence of the conditions under which they are required.

INDEPENDENT AUDITORS' REPORT



The Administrative Committee
BE Aerospace, Inc.
1994 Employee Stock Purchase Plan
Wellington, Florida


We have audited the accompanying statements of net assets available for plan benefits of the BE Aerospace, Inc. 1994 Employee Stock Purchase Plan
(the Plan) as of February 28, 1995 and May 15, 1994, and the related statement of changes in net assets available for plan benefits for the period from May 15, 1994 (inception) to February 28, 1995. These financial statements are the responsibility of the Plan's Administrative Committee. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Plan's Administrative Committee, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the net assets available for plan benefits of the BE Aerospace, Inc. 1994 Employee Stock Purchase Plan as of February 28, 1995 and May 15, 1994, and the changes in net assets available for plan benefits for the period from May 15, 1994 (inception) to February 28, 1995, in conformity with generally accepted accounting principles.

/s/ Deloitte & Touche LLP
June 30, 1995

BE AEROSPACE, INC.
1994 EMPLOYEE STOCK PURCHASE PLAN

STATEMENTS OF NET ASSETS AVAILABLE FOR PLAN BENEFITS
AS OF FEBRUARY 28, 1995 AND MAY 15, 1994
- ----------------------------------------------------------------------------
                                                  	May 15,	  February 28,
	                                                    1994	          1995
ASSETS - Cash and cash equivalents	                  $	-     	 $	173,607
LIABILITIES - Stock subscribed				                   ____        173,321

NET ASSETS AVAILABLE FOR PLAN BENEFITS	              $	-     	 $	    286


STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR PLAN BENEFITS
FOR THE PERIOD FROM MAY 15, 1994 (INCEPTION) TO FEBRUARY 28, 1995
- -----------------------------------------------------------------------------
NET ASSETS AVAILABLE FOR PLAN BENEFITS,
  beginning of period	                                   $   ---

ADDITIONS TO NET ASSETS ATTRIBUTED TO -
  Participant payroll deductions		                        279,250

DEDUCTIONS FROM NET ASSETS ATTRIBUTED TO -
  Purchase of BE Aerospace common stock		                 278,964

NET ASSETS AVAILABLE FOR PLAN BENEFITS,
  end of period	                                         $    286


NOTES TO FINANCIAL STATEMENTS
FOR THE PERIOD THE PERIOD FROM MAY 15, 1994 (INCEPTION) TO FEBRUARY 28, 1995
- -----------------------------------------------------------------------------

1.	GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Plan - Effective April 1, 1994, BE Aerospace, Inc. (the Company) adopted the BE Aerospace, Inc. 1994 Employee Stock Purchase Plan (the Plan).

The Company is the plan sponsor. All employees (participants) with a minimum of 90 days service, who generally complete a minimum of 20 hours of service per week, are eligible to participate. Under the Plan, contributions are made on behalf of participants who choose to contribute from 2% to 15% of their total net pay.

Common stock of the Company is purchased every six months on February 28 and August 31 (Option Period). The purchase price is 85% of the lesser of the fair market value of either the first day or last day of each Option Period. Participants are allocated a pro-rata share of stock consistent with the balance of the participant account. The stock is then issued by the Plan administrator, Bank of Boston, directly to the participant.

Stock Subscribed - The Plan issues the stock to participants subsequent to the end of each Option Period but dated the last day of the Option Period. Therefore, a liability for stock purchased by the Plan but not yet distributed to the participants has been reflected as Stock subscribed in the accompanying Statements of Net Assets Available for Plan Benefits as of February 28, 1995.

Termination Benefits and Vesting - Upon termination of employment with the Company, a participant is entitled to receive all contributions not yet used to acquire stock of the Company.

Cash and Cash Equivalents - Cash and cash equivalents consist of highly-liquid investments with initial maturities of 90 days or less.

Income Tax - The Plan administrator believes that the Plan is currently designed and being operated in compliance with the applicable requirements of the Internal Revenue Code. Therefore they believe that the Plan was qualified and the related trust was tax exempt as of financial statement date. Consequently, they believe that no determination letter is needed and have not requested one.

Administrative Expenses - Administrative expenses have been paid directly by the Company and, accordingly, are not reflected in the Plan's financial statements. There is no written agreement requiring the Company to pay these expenses, and the Company may elect to stop paying Plan expenses at any time.

2.	PLAN TERMINATION

Although it has not expressed any intent to do so, the Company has the right under the Plan to terminate the Plan.