Form 10-Q
period 1995-08-26
BE AEROSPACE INC
filed 1995-10-10
CIK 861361

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549



                                  FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended
                              August 26, 1995



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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES[X] NO[ ]

The registrant has one class of common stock, $ .01 par value, of which 16,215,814 shares were outstanding as of October 2, 1995.

                            BE AEROSPACE, INC.


Item 1. Financial Statements.

                        CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except share data)

                                                    August 26,	 February 25,
                                                     1995	             1995
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents 	                        $   7,490	     $  8,319
  Receivables - trade, less allowance for doubtful
   accounts of $3,853 (August 26, 1995)
   and $4,034 (February 25, 1995)	                     44,249        48,915
 Inventories, net                                     	91,885	       71,347
 Deferred income taxes                                 	5,779	        6,502
 Other current assets                            	      7,608	        7,434

   Total current assets                              	157,011	      142,517

PROPERTY AND EQUIPMENT, net	                           64,466	       60,304

INTANGIBLES AND OTHER ASSETS, net	                    173,372	      177,133
                                                   	$ 394,849	    $ 379,954
                                                    =========     =========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable                                   $  38,614	    $  35,164
  Accrued expenses                                    	20,939	       24,481
  Income taxes payable                                   	385	        1,642
  Current portion of long-term debt                	    5,090	        4,667

  Total current liabilities                           	65,028	       65,954

LONG-TERM DEBT	                                       188,435	      172,693

DEFERRED INCOME TAXES	                                 10,953	       11,212

OTHER LIABILITIES	                                      4,234	        4,764

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value; 1,000,000 shares
  authorized; no shares outstanding Common Stock,
  $.01 par value; 30,000,000 shares
  authorized; 16,179,345 (August 26, 1995)
  16,095,790 (February 25, 1995) issued	                  161          160
 Additional paid-in capital                           119,719	     119,209
 Retained earnings                                     	7,045	       7,418
 Cumulative foreign exchange translation adjustment      (726)      (1,456)
 Total stockholders' equity                       	   126,199	     125,331
	                                                   $ 394,849	   $ 379,954
                                                    =========     =========

                                     - 2 -

BE AEROSPACE, INC.

                     CONSOLIDATED STATEMENTS OF EARNINGS
               (Dollars in thousands, except per share data)


										                                            Three Months Ended
                                                     August 26,	  August 27,
                                                          1995	        1994
NET SALES	                                         $    57,451	  $   55,197

COST OF SALES	                                          38,878	      36,789

GROSS PROFIT	                                           18,573	      18,408

OPERATING EXPENSES:

 Selling, general and administrative                    	8,443	       7,902
 Research and development                               	4,433	       2,711
 Amortization expense	                                   2,360	       2,637

 Total operating expenses                            	  15,236	      13,250

OPERATING EARNINGS	                                      3,337	       5,158

INTEREST EXPENSE, net	                                   3,961	       3,629

EARNINGS (LOSS) BEFORE INCOME TAXES	                      (624)	      1,529

INCOME TAXES (BENEFIT)	                                   (228)	        565

NET EARNINGS (LOSS)	                                 $    (396)	   $    964

NET EARNINGS (LOSS) PER COMMON SHARE	                $    (.02)   	$    .06

COMMON AND COMMON EQUIVALENT SHARES	                    16,118      	 16,097
		                                                   =========     =========

                                       - 3 -

                              BE AEROSPACE, INC.

                    CONSOLIDATED STATEMENTS OF EARNINGS
              (Dollars in thousands, except per share data)

                                                        Six Months Ended
                                                     August 26,	  August 27,
                                                          1995	        1994
NET SALES	                                          $  113,045	  $  112,764

COST OF SALES	                                          76,071	      75,469

GROSS PROFIT	                                           36,974	      37,295

OPERATING EXPENSES:

  Selling, general and administrative                  	16,743	      15,976
  Research and development                              	7,980	       5,553
  Amortization expense                             	     4,693	       5,209

   Total operating expenses                        	    29,416	      26,738

OPERATING EARNINGS	                                      7,558	      10,557

INTEREST EXPENSE, net	                                   8,149	       7,322

EARNINGS (LOSS) BEFORE INCOME TAXES	                      (591)	      3,235

INCOME TAXES	                                             (216)	      1,197

NET EARNINGS (LOSS)	                                  $   (375)	  $   2,038

NET EARNINGS PER COMMON SHARE	                        $   (.02)  	$     .13

COMMON AND COMMON EQUIVALENT SHARES	                    16,108	      16,060
                                                      =========   =========

                                      - 4 -

                              BE AEROSPACE, INC.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)

                                                      	August 26,	August 27,
	                                                           1995       1994
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net earnings                                           	$  (375)	 $  2,038
 Adjustments to reconcile net earnings to
  net cash flows provided by operating activities:
   Depreciation and Amortization 	                         8,413	     7,447
   Deferred income taxes                                    	948	       820
   Non cash employee benefit plan contributions             	683	       182
   Changes in operating assets and liabilities:
     Accounts receivable                                  	4,306	     5,257
     Inventories                                        	(20,634)	  (13,530)
    	Income tax refund receivable		                                   1,934
    	Other current assets	                                   120	      (683)
    	Accounts payable                                     	3,555	       711
    	Income taxes payable                                	(1,055)	    1,149
    	Other liabilities                                   	(4,257)	   (1,037)
Net cash flows used in operating activities              	(8,296)	    4,288

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                    	(8,168)	   (5,345)
 Change in other assets - net                            	(2,095)	   (4,212)
 Change in other liabilities                                         (1,023)
Net cash flows used in investing activities             	(10,263)	  (10,580)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net borrowings under revolving lines of credit          	17,818	     1,813
 Repayments of long-term debt                                        (1,235)
Net cash flows provided by financing activities         	 17,818	       578

Effect of exchange rate changes on cash flows	              (88)	       159

Net decrease in cash and cash equivalents	                 (829)	    (5,555)

Cash and cash equivalents, beginning of period	           8,319	     13,738

Cash and cash equivalents, end of period	              $  7,490    $  8,183

Supplemental disclosures of cash flow information:
  Cash paid during period for interest                	$  8,510	   $  7,459
  Cash paid during period for income taxes, net                       		702

                               BE AEROSPACE, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            SIX MONTHS ENDED AUGUST 26, 1995 AND AUGUST 27, 1994

(Dollars in thousands, except share and per share data)


Note 1.    Basis of Presentation:

The information set forth in these consolidated financial statements as of August 26, 1995 and for the three month periods ended August 26, 1995 and August 27, 1994 is unaudited and may be subject to normal year-end adjustments. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial position of BE Aerospace, Inc. (the "Company" or "BEA") for the periods indicated. Results of operations for the interim period ended August 26, 1995 are not necessarily indicative of the operations for the full fiscal year. For further information, including information with regard to conditions in the airline industry and their possible impact on the Company, please refer to the Company's annual report on Form 10-K for the fiscal year ended
February 25, 1995, as amended.

The accompanying consolidated financial statements consolidate all of the Company's subsidiaries. All significant intercompany transactions have been eliminated. Certain amounts in the prior years' Consolidated Financial Statements have been reclassified to conform to the current fiscal year's presentation.

Certain information normally included in footnote disclosures to the annual financial statements has been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission.

Note 2.	   Contingencies

The U.S. Departments of Commerce and Justice are jointly conducting an investigation into the Company's 1992 and 1993 sales of passenger seats for installation on commercial aircraft owned by Iran Air. The Company applied for and received an export license from the Department of Commerce for these transactions, which aggregated approximately $3.1 million. The investigation appears to center on whether the terms of the export license were strictly adhered to. The Company is cooperating with government officials, and is conducting a parallel internal investigation and is determined to resolve this matter as expeditiously as possible.

                              BE AEROSPACE, INC.


(Dollars in thousands, except per share data)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis addresses the results of the Company's operations for the three and six months ended August 26, 1995, as compared to the Company's results of operations for the three and six months ended August 27, 1994 respectively. The discussion and analysis then addresses the liquidity and financial condition of the Company.

THREE MONTHS ENDED AUGUST 26, 1995, AS COMPARED TO THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED AUGUST 27, 1994.

Sales for the three months ended August 26, 1995 were $57,451 or $2,254 (4%) greater than sales of $55,197 for the comparable period in the prior year. The increase in sales year over year is due to slightly higher volume of products shipped.

At August 26, 1995 the Company's backlog stood at $345 million, up from $331 million at February 25, 1995. The Company's revenues are not expected to increase appreciably until either the level of spending by the airlines for refurbishment of their existing fleets increases, the Company begins substantial deliveries of its MDDS interactive entertainment systems in connection with airline upgrade programs on their existing airline fleets or new aircraft deliveries increase.

Gross profit was $18,573 or 32% of sales for the three months ended
August 26, 1995 and was $165 greater than the comparable period in the prior year of $18,408, which represented 33% of sales. The increase in gross profit is due to the slightly higher volume of units shipped, offset somewhat by the 1% decline in gross margin to 32% as a result of the mix of products sold during the period.

Selling, general and administrative expenses were $8,443 (15% of sales) for the three months ended August 26, 1995. This was $541 higher than the comparable period in the prior year of $7,902 (14% of sales) and is due to marginally higher selling costs, including commissions.

Research and development expense was $4,433 or 8% of sales for the three months ended August 26, 1995. For the comparable period in the prior year, research and development expense was $2,711 or 5% of sales. The increase in expense is the result of a substantial increase in the level of activity during the quarter, principally associated with In-Flight Entertainment products and also with Seating products.

Amortization expense for the quarter ended August 26, 1995 of $2,360 was $277 lower than the amount recorded in the first quarter of fiscal 1994 as a result of the lower level of intangible assets amortized in the current period.

While revenues and backlog have increased as compared to the prior year levels, operating earnings for the three month period ended August 26, 1995 have suffered largely due to higher research and development spending.

Net interest expense was $3,961 for the three months ended August 26, 1995, or $332 higher than the net interest expense of $3,629 recorded for the comparable period in the prior year, and is due to the increase in the Company's long-term debt outstanding during the current period, along with an increase in interest rates.

                               BE AEROSPACE, INC.


THREE MONTHS ENDED AUGUST 26, 1995, AS COMPARED TO THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED AUGUST 27, 1994 (Continued)

Loss before income taxes of $(624) for the quarter ended August 26, 1995 was $2,153 less than the earnings of the prior year, primarily as a result of higher research and development and interest expense incurred during the current quarter.

Income tax expense benefit for the quarter ended August 26, 1995 was $228 as compared to a tax provision of $565 (37%) in the same period last year.

Net loss was $(396) or $(.02) per share for the three months ended
August 26, 1995, as compared to $964 or $.06 per share for the comparable period in the prior year.

SIX MONTHS ENDED AUGUST 26, 1995, AS COMPARED TO THE RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED AUGUST 27, 1994.

Sales for the six months ended August 26, 1995 were $113,045 or $281 higher than sales of $112,764 for the comparable period in the prior year.

Gross profit was $36,974 or 33% of sales for the six months ended
August 26, 1995 and was $321 lower than the comparable period in the prior year of $37,295, which represented 33% of sales. The decrease in gross profit is the result of the mix of products sold during the period.

Selling, general and administrative expenses were $16,743 (15% of sales) for the six months ended August 26, 1995. This was $767 higher than the comparable period in the prior year of $15,976 (14% of sales), principally due to higher seller costs, including commissions.

Research and development expenses were $7,980 or 7% of sales for the six months ended August 26, 1995. For the comparable period in the prior year, research and development expense was $5,553 or 5% of sales. The increase in expense during the current year is the result of an increase in the level of activity in on-going research and development programs, principally associated with In-Flight Entertainment products and also with Seating products.

Amortization expense for the six months ended August 26, 1995 of $4,693 was $516 less than the amount recorded in the first half of fiscal 1995 as a result of the lower level of intangible assets amortized in the current period.

While revenues and backlog have increased as compared to the prior year levels, operating earnings for the six month period ended August 26, 1995 have suffered largely due to higher research and development spending.

Net interest expense was $8,149 for the six months ended August 26, 1995, or $827 higher than the net interest expense of $7,322 recorded for the comparable period in the prior year, and is due to the increase in the Company's long-term outstanding debt during the current period, along with an increase in rates.

The loss before income taxes of ($591) for the six months ended August 26, 1995 was $1,788 less than the earnings of the prior year, primarily as a result of higher interest and research and development expense incurred during the current year.

Income tax benefit for the six months ended August 26, 1995 was ($216) or 37% of loss before income taxes, as compared to a tax rate of 37% in the first half of fiscal 1995.

BE AEROSPACE, INC.


The net loss of $375 or $(.02) per share  for the six months ended
August 26, 1995 as compared to earnings of $2,038 or $ .13 per share for the comparable period in the prior year. The decrease in earnings per share reflects the impact of higher research and development and interest expense during the period.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary requirements for working capital are directly related to its accounts receivable and inventory levels, as well as costs associated with the design and development of its MDDS interactive video system, and
improvements to its property and equipment.   The Company's working capital
was $91,983 as of August 26, 1995 compared to $76,563 as of February 25, 1995.

In October 1993, the Company obtained Credit Facilities aggregating $85,000. The credit facilities are comprised of two revolving lines of credit, initially aggregating $40,000 and $45,000. The $40,000 revolving line of credit is collateralized by the stock of a wholly owned subsidiary and may be borrowed and repaid in $1,000 increments and has decreasing availability through November 1998. The $45,000 revolving line of credit may be borrowed in $1,000 increments, is subject to borrowing base calculation set forth in the credit facility agreement, is collateralized by substantially all the Company's assets and is due and payable in full in November 1998. The credit facilities bear interest at prime plus .50% or at the Company's option, LIBOR plus 1.75%. As of August 26, 1995, the availability under the $40,000 revolving line of credit had been reduced to $29,500, resulting in a total credit facility aggregating $74,500, of which $52,000 was outstanding.

The Company believes that cash on hand, cash flow from operations and available bank borrowings will be sufficient to meet its working capital requirements for the foreseeable future.

                              BE AEROSPACE, INC.


                       PART II -- OTHER INFORMATION

Item 1.	 Legal Proceedings.

The U.S. Departments of Commerce and Justice are jointly conducting an investigation into the Company's 1992 and 1993 sales of passenger seats for installation on commercial aircraft owned by Iran Air. The Company applied for and received an export license from the Department of Commerce for these transactions, which aggregated approximately $3.1 million. The investigation appears to center on whether the terms of the export license were strictly adhered to. The Company is cooperating with government officials, and is conducting a parrallel internal investigation and is determined to resolve this matter as expeditiously as possible.

Item 2.	 Changes in Securities.   					        Not applicable.

Item 3.	 Defaults Upon Senior Securities.   			Not applicable.

Item 4.	 Submission of Matters to a Vote of
         Security Holders. 	                   Not applicable.

On July 26, 1995, the following actions were taken at the Company's Annual
Meeting of 	Stockholders:

a.	  Mr. Jim C. Cowart was elected as a Class I Director of the Company to serve until the 1998 Annual Meeting 12,767,373 shares voting in favor and 1,199,216 shares withheld. Mr. Brian Rowe was elected as a Class I Director of the Company to serve until the 1998 Annual Meeting 12,767,905 shares voting in favor and 1,198,684 shares withheld.

b.	  The Company's Amended and Restated 1989 Stock Option Plan was amended to increase the aggregate number of shares available for grant there-under with 7,871,807 shares voting in favor 5,950,455 shares opposed and 144,327 shares abstaining.

c.	  A proposal to adopt the MacBride Principles submitted by New York City
     Comptroller Alan G. Hewesi on behalf of the New York City Employees' Retirement System, the New York City Teachers' Retirement System, the
     New York City Police Pension Fund and the New York City Fire Department Pension Fund was not adopted with 633,283 shares voting in favor, 10,128,372 shares opposed, 782,474 shares abstaining, and 2,392,460 shares not voting.

Item 5.	 Other Information.  					               None.

Item 6.	 Exhibits and Reports on Form 8-K.    			None.

                          BE AEROSPACE, INC.



                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




							                        BE AEROSPACE, INC.


Date:  October 4, 1995					    By:  /s/ Amin J. Khoury
                                  	Chairman of the Board and
                                  	Chief Executive Officer



Date:  October 4, 1995					    By:  /s/ Thomas P. McCaffrey
                                   Vice President & Chief Financial Officer