Form 10-Q
period 1995-11-25
BE AEROSPACE INC
filed 1996-01-08
CIK 861361

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549



                                    FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended November 25, 1995


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES[X] NO[ ]

The registrant has one class of common stock, $ .01 par value, of which 16,238,322 shares were outstanding as of November 25, 1995.

<PAGE)
                                BE AEROSPACE, INC.

Item 1.  Financial Statements

                         CONSOLIDATED BALANCE SHEETS

                 (Dollars in thousands, except share data)

	                                            November 25,	  February 25,
                                                    1995            1995
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                   	 $   5,348	     $   8,319
  Receivables - trade, less allowance for
   doubtful accounts of $3,980 (November 25,
   1995) and $4,034 (February 25, 1995)          	 44,118        	48,915
  Inventories, net	                               103,905	        71,347
  Deferred income taxes	                            5,945	         6,502
  Other current assets	                             8,758          7,434
		                                                -------         ------
   Total current assets	                          168,074	       142,517

PROPERTY AND EQUIPMENT, net                       	66,529        	60,304

INTANGIBLES AND OTHER ASSETS, net	                171,389	       177,133
                                                  -------        -------
                                               	$ 405,992     	$ 379,954
                                                =========      =========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable	                             $  33,704	      $ 35,164
  Accrued expenses	                                21,258        	24,481
  Income taxes payable	                             2,624         	1,642
  Current portion of long-term debt	                3,730	         4,667
		                                                 ------        -------
   Total current liabilities	                      61,316	        65,954

LONG-TERM DEBT                                   	208,169       	172,693

DEFERRED INCOME TAXES	                             10,032        	11,212

OTHER LIABILITIES	                                  3,335         	4,764

STOCKHOLDERS' EQUITY:
 Preferred stock, $.01 par value; 1,000,000 shares
   authorized; no shares outstanding
 Common stock, $.01 par value; 30,000,000 shares
   authorized; 16,238,322 (November 25, 1995)
   16,095,790 (February 25, 1995) issued	             161           	160
 Additional paid-in capital                      	120,098       	119,209
 Retained earnings	                                 3,671         	7,418
 Cumulative foreign exchange translation
   adjustment	                                       (790)	       (1,456)
 Total stockholders' equity	                      123,140	       125,331
                                               	$ 405,992     	$ 379,954
                                                =========      =========

                               BE AEROSPACE, INC.

                       CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

  							                                        Three Months Ended
	                                            November 25,	  November 26,
	                                                    1995	          1994
NET SALES	                                       $ 55,188      	$ 57,281

COST OF SALES	                                     37,669      	  38,613
		                                               --------       --------
GROSS PROFIT                                      	17,519        	18,668

OPERATING EXPENSES:

  Selling, general and administrative	              8,504         	7,922
  Research and development	                         3,611         	3,347
  Amortization expense	                             2,217        	 2,418
  Other expenses (Note 2)	                          4,300        	23,736

    Total operating expenses	                      18,632        	37,423
		                                                 ------         ------
OPERATING LOSS                                    	(1,113)      	(18,755)

INTEREST EXPENSE, net	                              4,237	         3,758
		                                                  -----         ------
LOSS BEFORE INCOME TAX BENEFIT                    	(5,350)      	(22,513)

INCOME TAX BENEFIT	                                (1,982)	       (7,944)
		                                                 -------        -------
NET LOSS                                      	 $  (3,368)  	 $  (14,569)
		                                              ==========    ===========
NET LOSS PER COMMON SHARE                  	    $    (.21)	   $     (.90)
		                                              ==========    ===========
COMMON AND COMMON EQUIVALENT SHARES	               16,118	        16,103
		                                              ==========    ===========

                                 BE AEROSPACE, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

							                                           Nine Months Ended
                                      	      November 25,	  November 26,
	                                                    1995	          1994
NET SALES	                                      $ 168,233     	$ 170,045

COST OF SALES	                                    113,740   		   114,082
		                                              ---------      ---------
GROSS PROFIT	                                      54,493        	55,963

OPERATING EXPENSES:

	Selling, general and administrative              	25,247        	23,898
	Research and development	                         11,591         	8,900
	Amortization expense                              	6,910	         7,627
	Other expenses (Note 2)	                           4,300	        23,736
		                                                 ------         ------
   Total operating expenses	                       48,048	        64,161
		                                                 ------         ------
OPERATING EARNINGS (LOSS)                          	6,445        	(8,198)

INTEREST EXPENSE, net	                             12,386	        11,080

LOSS BEFORE INCOME TAX BENEFIT                    	(5,941)      	(19,278)

INCOME TAX BENEFIT	                                (2,198)	       (6,747)
		                                                 -------        -------
NET LOSS                                        	$ (3,743)	    $ (12,531)
		                                               =========     ==========
NET LOSS PER COMMON SHARE                     	  $   (.23)	    $    (.78)
	                                                =========     ==========
COMMON AND COMMON EQUIVALENT SHARES	               16,111	        16,075
		                                               =========     ==========

                                 BE AEROSPACE, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)
                                                        Nine Months Ended
                                                   	November 25,	 November 26,
	                                                           1995         1994
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss	                                             $ (3,743)  	$ (12,531)
  Adjustments to reconcile net loss to
    net cash flows provided by operating
    activities:
     Depreciation and amortization                       	14,003      	11,584
     Change in intangible assets	                                     	10,130
     Deferred income taxes	                                  (94)     	(6,645)
     Non cash employee benefit plan contributions	         1,062         	668
     Changes in operating assets and liabilities:
       Accounts receivable	                                3,541       	6,294
       Inventories	                                      (32,722)     	(4,627)
      	Income tax refund receivable	                                   	1,934
      	Other current assets                                 	(72)       	(979)
      	Accounts payable	                                  (1,495)        	229
      	Income taxes payable                         	      1,058         	673
      	Other liabilities	                                 (4,518)  	   (3,963)
                                                          -------      -------
    Net cash flows (used in) provided by
      operating activities                              	(22,980)	      2,767

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures	                                  (13,654)     	(9,960)
  Change in other assets - net	                           (2,586)	     (5,350)
                                                         --------     --------
  Net cash flows used in investing activities	           (16,240)    	(15,310)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under revolving lines of credit	         36,310	       3,108
		                                                      --------      -------
Effect of exchange rate changes on cash flows	               (61)	        160

Net decrease in cash and cash equivalents                	(2,971)     	(9,275)

Cash and cash equivalents, beginning of period	            8,319     	 13,738
		                                                      --------     --------
Cash and cash equivalents, end of period	               $  5,348    	$  4,463
		                                                      ========     ========
Supplemental disclosures of cash flow information:
 Cash paid during period for interest	                  $ 15,355    	$ 14,335
 Cash paid during period for income taxes, net	              104         	950

                              BE AEROSPACE, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS AND NINE MONTHS ENDED NOVEMBER 25, 1995 AND NOVEMBER 26, 1994

Note 1.    Basis of Presentation:

The information set forth in these consolidated financial statements as of November 25, 1995 and for the three and nine month periods ended
November 25, 1995 and November 26, 1994 is unaudited and may be subject to normal year-end adjustments. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial position of BE Aerospace, Inc. (the "Company" or "BEA") for the periods indicated. Results of operations for the interim periods ended November 25, 1995 are not necessarily indicative of the results of operations for the full fiscal year. For further information, including information with regard to conditions in the airline industry and their possible impact on the Company, please refer to the Company's annual report on Form 10-K for the fiscal year ended February 25, 1995, as amended.

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

Note 2.	   Other Expenses

Other expenses for the three months ended November 25, 1995 relate to costs associated with the integration and consolidation of the Company's European seating business and in conjunction with the planned acquisition of Burns Aerospace Corporation (Note 4). Other expenses for the three months ended November 26, 1994 related to a charge for intangible assets and inventories associated with the Company's earlier generations of passenger entertainment systems, which were impaired as a result of the Company's recently introduced interactive individual seat video system, MDDS.

Note 3.  Contingencies

BEA has been advised that the U.S. Attorney's Office for the District of Connecticut, in conjunction with the Department of Commerce and the U.S. Customs Services, is conducting an investigation focused on possible non-compliance by BEA with certain statutory and regulatory provisions relating to export licensing and controls. The investigation relates primarily to the sale of passenger seats and related spare parts for civilian commercial passenger aircraft to Iran Air from 1992 through mid-1995. BEA has been advised it is a target of the investigation; however, neither it nor any current or former directors, officers, or employees have been charged in connection with the investigation. The investigation is at an early stage and, while the Company intends to defend itself vigorously, the ultimate outcome of the investigation cannot presently be determined. An adverse outcome could have a material adverse effect upon the operations and/or financial condition of the Company.

Note. 4	  Subsequent Event

On December 14, 1995, the Company signed a definitive agreement to acquire all the issued and outstanding capital stock of Burns Aerospace Corporation ("Burns"), a wholly-owned subsidiary of Eagle Industries. The purchase price for Burns is expected to be approximately $42,500, all in cash.
The acquisition of Burns will be funded with a portion of the proceeds from a planned offering of senior subordinated debt in the aggregate amount of approximately $75,000. Completion of the acquisition is subject to a number of conditions, including completion of due diligence and obtaining satisfactory financing. In conjunction with the planned Burns acquisition, the Company has received a commitment letter from The Chase Manhattan Bank N.A. to amend its existing credit facilities by increasing the aggregate principal amount thereunder to $100,000. The amended credit facility is expected to be subject to customary affirmative covenants, negative comments and conditions of borrowing, will be collaterialized by substantially all of the Company's personal property and will have a five year maturity. The amended credit facility is subject to the completion of the Burns acquisition and the related senior subordinated debt offering.

Note 5.  New Accounting Pronouncement

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation." The Company has determined that it will not change to the fair value method and will continue to use Accounting Principle Board Opinion No. 25 for measurement and recognition of employee stock based transactions.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

(Dollars in thousands, except per share data)

The following discussion and analysis addresses the results of the Company's operation for the three and nine months ended November 25, 1995, as compared to the Company's operations for the three and nine months ended November
26, 1994 respectively. The discussion and analysis then addresses the liquidity and financial condition of the Company.

THREE MONTHS ENDED NOVEMBER 25, 1995, AS COMPARED TO THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED NOVEMBER 26, 1994.

Sales for the three months ended November 25, 1995 were $55,188 or $2,093 (4%) less than sales of $57,281 for the comparable period in the prior year. The decrease in sales is primarily attributable to the effects of the recently settled strike at Boeing.

At November 25, 1995 the Company's backlog stood at $369 million, up from $331 million at February 25, 1995. These orders, however, are not expected to materially affect the Company's revenues until its fiscal year commencing February 25, 1996.

Gross profit was $17,519 or 31.7% of sales for the three months ended November 25, 1995 and was $1,149 less than the comparable period in the prior year of $18,668, which represented 32.6% of sales. The decrease in gross profit is the result of the lower sales volume as well as the mix of products sold during the period.

Selling, general and administrative expenses were $8,504 (15.4% of sales) for the three months ended November 25, 1995. This was $582 higher than the comparable period in the prior year of $7,922 (13.8% of sales) and is due to marginally higher general and administrative costs, principally medical related costs.

Research and development expense was $3,611 or 6.5% of sales for the three months ended November 25, 1995. For the comparable period in the prior year, research and development expense was $3,347 or 5.8% of sales. The increase in expense is the result of an increase in the level of activity during the quarter associated with In-Flight Entertainment products, partially offset by decreased spending levels for the Company's other products.

Amortization expense for the quarter ended November 25, 1995 of $2,217 was $201 lower than the amount recorded in the first quarter of fiscal 1994 as a result of the lower level of intangible assets amortized in the current period.

Other expenses were $4,300 for the quarter ended November 25, 1995 and relate to costs associated with the integration and consolidation of the Company's European seating business in conjunction with the planned acquisition of Burns Aerospace Corporation ("Burns"). Other expenses for the three months ended November 26, 1994 were $23,736 and related primarily to a charge associated with BEA's earlier generations of passenger entertainment systems.

                               BE AEROSPACE, INC.

THREE MONTHS ENDED NOVEMBER 25, 1995, AS COMPARED TO THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED NOVEMBER 26, 1994 (Continued)

Interest expense, net was $4,237 for the three months ended November 25, 1995, or $479 higher than the interest expense, net of $3,758 recorded for the comparable period in the prior year, and is due to the increase in the Company's long-term debt outstanding during the current period, along with an increase in interest rates.

Loss before income tax benefit of $(5,350) for the quarter ended November 25, 1995 was $17,163 less than the loss of the prior year, due to the fact that the company recognized a one-time charge of $23,736 in the prior year.

Income tax benefit for the quarter ended November 25, 1995 was $1,982 (37%) as compared to a tax benefit of $7,944 (35.2%) in the same period last year.

Net loss was $(3,368) or $(.21) per share for the three months ended November 25, 1995, as compared to $14,569 or $(.90) per share for the comparable period in the prior year.

NINE MONTHS ENDED NOVEMBER 25, 1995, AS COMPARED TO THE RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED NOVEMBER 26, 1994.

Sales for the nine months ended November 25, 1995 were $168,233 or $1,812 lower than sales of $170,045 for the comparable period in the prior year. Sales in the current year were negatively impacted by the recently settled strike at Boeing.

At November 25, 1995 the Company's backlog stood at $369 million, up from $331 million at February 25, 1995. During the past nine months, for the first time in over two years, the airlines placed orders for the Company's seating and galley products in excess of its shipment levels, resulting in an increase in its seating and galley products backlog. These orders, however, are not expected to materially impact the Company's revenues until its fiscal year commencing February 25, 1996 when they begin to be deliverable to the airlines.

Gross profit was $54,493 or 32.4% of sales, for the nine months ended November 25, 1995 and was $1,470 or 3%, lower than gross profit for the comparable period in the prior year of $55,963, which represented 32.9% of sales. The decrease in gross profit is the result of the lower sales volume along with the mix of products sold during the period.

Selling, general and administrative expenses were $25,247 or 15.0% of sales for the nine months ended November 25, 1995. This was $1,349 higher than the comparable period in the prior year of $23,898 or 14.1% of sales, principally due to higher promotional and selling costs associated with BEA's participation in a biannual industry trade show as well as higher medical costs incurred in the third quarter of fiscal 1996.

Research and development expenses were $11,591 or 6.9% of sales for the nine months ended November 25, 1995. For the comparable period in the prior year, research and development expense was $8,900 or 5.2% of sales. The increase in research and development expense during the current period is primarily related to testing for the Company's recently introduced interactive individual passenger in-flight entertainment system, the Multi-Media Digital Distribution system ("MDDS"), as well as research and development for seating products.

Amortization expense for the nine months ended November 25, 1995 of $6,910 was $717 less than the amount recorded in the first nine months of fiscal 1995 as a result of the lower level of intangible assets amortized in the current period.

Other expenses were $4,300 for the quarter ended November 25, 1995 and relate to costs associated with the integration and consolidation of the Company's European seating business in conjunction with the planned acquistion of Burns Aerospace Corporation ("Burns"). Other expenses for the three months ended November 24, 1994 were $23,736 and related primarily to a charge associated with BEA's earlier generations of passenger entertainment systems.

While revenues and backlog increased during the period as compared to the prior year levels, operating earnings before other expenses for the nine month period ended November 25, 1995 declined. This decrease was largely due to the lower gross profit and higher levels of research and development and selling, and administrative expenses, resulting in operating earnings before other expenses of $10,745 in the current period, as compared to $15,538 in the prior year.

Interest expense, net was $12,386 for the nine months ended November 25, 1995 or $1,306 higher than the net interest expense of $11,080 recorded for the comparable period in the prior year, and is principally due to the increase in BEA's long-term outstanding debt during the current period to finance the increase in inventory associated with the growth in the Company's backlog.

Income tax benefit for the nine months ended November 25, 1995 was ($2,198) or 37% of loss before income taxes as compared to a tax rate of 35% in the first nine months of fiscal 1995.

The net loss of ($3,743) or ($.23) per share for the nine months ended November 25, 1995 was $8,788 or $.55 per share less than the loss of the prior year, primarily as a result of higher other expenses in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

BEA's primary requirements for working capital have been directly related to it accounts receivable and inventory levels, costs associated with the design and development of the MDDS and other products and scheduled interest payments on its indebtedness. Over the past several years, new product development expenditures by BEA have increased and have primarily consisted of costs related to the development of the MDDS, with the balance attributable to its seating products and galley products businesses. BEA expenses its research, development and engineering costs as they are incurred, expect for costs related to the enhancement of existing products under purchase orders from customers, which, following the completion of a working prototype, are capitalized and included as a component of the inventories associated with such programs. As the products are shipped, the costs are deducted from inventories. As of November 25, 1995, approximately $40,752 of such costs were included in inventories and were primarily related to the development of the MDDS. Management believes that the majority of the engineering costs associated with the development of MDDS have been incurred and any additional spending necessary to complete the system will have been largely incurred by February 1996. Thereafter, Management expects its development spending, as a percentage of sales, will return to historical levels.

In October 1993, BEA obtained credit facilities aggregating $85,000. The credit facilities are comprised of two revolving lines of credit, initially aggregating $40,000 and $45,000. The $40,000 revolving line of credit is collateralized by the stock of a wholly owned subsidiary and may be borrowed and repaid in $1,000 increments and has decreasing availability through November 1998. The $45,000 revolving line of credit may be borrowed in $1,000 increments, is subject to borrowing base calculations set forth in the credit facility agreement, is collateralized by substantially all BEA's assets and is due and payable in full in November 1998. The credit facilities bear interest at prime plus .50% or, at BEA's option, LIBOR plus 1.75%, in each case, subject to BEA's credit rating. As of November 25, 1995, the availability under the $40,000 revolving line of credit had been reduced to $29,500, resulting in a total credit facility aggregating $74,500 of which $65,500 was outstanding.

On December 14, 1995, the Company signed a definitive agreement to acquire all of the issued and outstanding capital stock of Burns Aerospace Corporation ("Burns"), a wholly owned subsidiary of Eagle Industries. The purchase price for Burns is expected to be approximately $42,500, all in cash. The acquisition of Burns is expected to be funded with a portion of the proceeds from a planned offering of senior subordinated notes in the aggregate amount of approximately $75,000. The remaining proceeds are expected to be used to repay a portion of the Company's existing bank credit. Completion of the acquisition is subject to a number of conditions, including due diligence and obtaining satisfactory financing facilities.

Following the acquisition of Burns, the Company's liquidity requirements will consist primarily of working capital needs and scheduled payments of interest on its indebtedness.

The Company has received a commitment letter from The Chase Manhattan Bank, N.A. to amend its existing credit facilities by increasing the aggregate principal amount that may be borrowed thereunder to $100,000. The Bank Credit Facility is expected to consist of a $25,000 Reducing Revolver and the $75,000 Revolving Facility. The Company expects that (a) the Reducing Revolver will be collateralized by all of the issued and outstanding capital stock of Acurex Corporation, a wholly owned subsidiary of BEA, and will have a five year maturity, with the commitments of the lenders thereunder reducing during such five year period, (b) the Revolving Facility will be collateralized by all of the Company's accounts receivable, all of its inventory and substantially all of its other personal property and will have a five year maturity and (c) the Bank Credit Facility will contain customary affirmative covenants, negative covenants and conditions of borrowing. The Company also has a $10,000 unsecured borrowing facility which will be repaid on or prior to the execution of the Bank Credit Facility.

Following the acquisition, the Company believes that cash flow from operations and availability under the Bank Credit Facility will provide adequate funds for its working capital needs, planned capital expenditures and debt services obligations through the term of the bank credit facility. The Company believes that it will be able to refinance the bank credit facility prior to its termination, although there can be no assurance that it will be able to do so. The Company's ability to fund its operations and and make planned capital expenditures, to make scheduled payments and to refinance its indebtedness depends on its future operating performance and cash flow, which, in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond its control.

                             BE AEROSPACE, INC.


PART II -- OTHER INFORMATION


Item 1.	Legal Proceedings.

BEA has been advised that the U.S. Attorney's Office for the District of Connecticut, in conjunction with the Department of Commerce and the U.S. Customs Service, is conducting an investigation focused on possible non-compliance by BEA with certain statutory and regulatory provisions relating to export licensing and controls. The investigation relates primarily to the sale of passenger seats and related spare parts for civilian commercial passenger aircraft to Iran Air from 1992 through mid-1995. BEA has been advised it is a target of the investigation; however neither it nor any current or former directors, officers, or employees have been charged in connection with the investigation. The investigation is at an early stage and, while the Company intends to defend itself vigorously, the ultimate outcome of the investigation cannot presently be determined. An adverse outcome could have a material adverse effect upon the operations and/or financial condition of the Company.

Item 2.	Changes in Securities.   					        Not applicable.

Item 3.	Defaults Upon Senior Securities.   			Not applicable.

Item 4.	Submission of Matters to a Vote of
        Security Holders.                     Not applicable.

Item 5.	Other Information.  					             None.

Item 6.	Exhibits and Reports on Form 8-K.

        a.  Exhibits.                         None.

        b. On December 29, 1995 the Company filed a Form 8-K, Commission File Number: 0-18348 dated December 14, 1995 related to the pending acquisition of Burns Aerospace Corporation.

                                  BE AEROSPACE, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



							                                BE AEROSPACE, INC.


Date:  January 8, 1996			              By: Amin J. Khoury
                                      	Chairman of the Board and
      	                                Chief Executive Officer



Date:  January 8, 1996					            By: Thomas P. McCaffrey
 	                                     Vice President &
                                       Chief Financial Officer