Form 10-K
period 1996-02-24
BE AEROSPACE INC
filed 1996-05-24
CIK 861361

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

           [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended February 24, 1996

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 0-18348

                               BE AEROSPACE, INC.
             (Exact name of registrant as specified in its charter)

Delaware
(State or other jurisdiction of incorporation or organization)
                                                                   06-1209796
                                           (I.R.S. Employer Identification No.)

1400 Corporate Center Way, Wellington, Florida
(Address of principal executive offices)                                33414
                                                                     (Zip Code)

(407) 791-5000
(Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g)of the Act:

                          Common Stock, $.01 Par Value

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes[X] No[ ].


     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

     The aggregate market value of the registrant's voting stock held by non-affiliates was approximately $258,539,424 on May 17, 1996 based on the closing sales price of the registrant's Common Stock as reported on the Nasdaq National Market as of such date.

     The number of shares of the registrant's Common Stock, $.01 par value, outstanding as of May 17, 1996 was 16,518,714 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Those sections of the Registrant's Proxy Statement to be filed with the Commission in connection with its 1996 Annual Meeting of Stockholders to be held on July 23, 1996, described in Part III hereof, are incorporated by reference in this report.

                                      INDEX

                                     PART I

Item 1.  Business...........................................................3
Item 2.  Properties........................................................13
Item 3.  Legal Proceedings.................................................16
Item 4.  Submission of Matters to a Vote of Security Holders...............16
         Executive Officers of the Registrant..............................17

                                   PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters...........................................................20

Item 6.  Selected Financial Data...........................................21

Item 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.............................................23

Item 8.  Financial Statements and Supplementary Data.......................29

Item 9.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure..............................................29

                                    PART III

Item. 10 Directors and Executive Officers of the Registrant................30

Item 11. Executive Compensation............................................30

Item 12. Security Ownership of Certain Beneficial Owners and Management....30

Item 13. Certain Relationships and Related Transactions....................30

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K..30

         Index to Consolidated Financial Statements and Schedule..........F-1

                                     PART I

ITEM 1.  BUSINESS.

Introduction

     BE Aerospace is the world's largest supplier of commercial aircraft cabin interior products, serving virtually all major airlines with a broad line of products including aircraft seats, galley products and structures and individual passenger inflight entertainment systems. In addition, BEA provides upgrade, maintenance and repair services for the interior products it supplies, as well as for those supplied by other manufacturers. The Company was incorporated in 1987 and has acquired nine businesses since that time, including Burns Aerospace Corporation ("Burns") which was acquired in January 1996. (See Note 3 to BEA's Consolidated Financial Statements).

     BEA is the largest supplier of airline seats in the world, offering an extensive line of first class, business class, tourist class and commuter seats, with a market share of approximately 50% of the worldwide seating market based on fiscal 1996 unit sales. The Company is also the world's largest supplier of galley products, offering complete galley systems for both narrow and wide body aircraft. In addition, the Company is a leading supplier of passenger entertainment and service systems (PESS) . Recently, the Company has introduced a state-of-the-art, fully interactive individual passenger inflight entertainment system which has the capacity to offer numerous movies on demand, telecommunications, gaming, Nintendo, Sega and PC-based games, inflight shopping and, in the future, live television, among other services.

     BEA's substantial installed base provides significant ongoing revenues from replacements, repairs and spare parts. These revenues, along with its position as a low cost producer, enabled BEA to maintain its operating profitability during the several-year period prior to 1994, despite one of the most serious economic downturns ever suffered by the airline industry. During this period, airlines sought to conserve cash by reducing or deferring scheduled cabin interior refurbishment and upgrade programs and purchases of new aircraft. Since early 1994, the airlines have experienced a significant turnaround in operating results, with the domestic airline industry achieving record operating earnings during calendar 1995. The airline cabin interior products industry business cycle, however, generally lags that of the commercial airlines because of the airlines' practice of gradually implementing refurbishment and replacement programs. Consequently, only during the past year has BEA begun to experience growth in its backlog of seating and galley products, representing the first time in over two years that BEA has seen growth of new seating orders in excess of shipments. The Company believes that it is well positioned to benefit from the growth in airline profitability.

     During fiscal year 1996, the Company derived approximately 51% of its revenues from retrofit, refurbishment and spare parts sales and services, with the balance derived from products for installation on newly delivered aircraft as well as a complete line of food and beverage preparation and storage equipment including constant pressure steamer ovens, conventional ovens, beverage makers, water boilers, ovens, liquid containers, refrigeration equipment and other galley components. In addition, the Company has become an active participant in the upgrade, maintenance, inspection and repair services market, providing these services to the airlines for cabin interior products supplied both by the Company and by other manufacturers. The Company provides these services either at the airport on an overnight or between scheduled flights basis or at six service centers currently maintained by the Company.

     The Company has become the world's leading manufacturer of commercial aircraft cabin interior products through the strategic acquisitions of seating, PESS and galley products businesses. The Company was incorporated in July 1987 to acquire the assets of Bach Engineering, Inc., which was engaged exclusively in the assembly and sale of PESS. In August 1989, the Company acquired the assets of EECO Avionics, a division of EECO Incorporated, which was also engaged exclusively in the assembly and sale of PESS. In February 1992, the Company acquired from The Pullman Company certain assets and liabilities of PTC Aerospace, Inc. ("PTC"), a leading manufacturer of commercial aircraft seating products, and Aircraft Products Company ("APC"), a significant manufacturer of galley structures and beverage makers. In April 1992, the Company acquired the stock of Flight Equipment and Engineering Limited ("FEEL"), the largest manufacturer of commercial aircraft seating products in the United Kingdom. (The acquisitions of PTC, APC and FEEL are collectively referred to as the "1993 Acquisitions.") In April 1993, through a Dutch holding company, the Company acquired all of the capital stock of

Royal Inventum B.V. ("Inventum"), a manufacturer of ovens, beverage makers and water boilers, selling to airlines located primarily in Europe and the Pacific Rim. In August 1993, the Company acquired Acurex Corporation ("Acurex"), the leading supplier of commercial aircraft mechanical refrigeration products, and Nordskog Industries, Inc. ("Nordskog"), an industry pioneer in the galley structures and equipment business. In October 1993, the Company acquired substantially all of the assets and certain liabilities of Philips Airvision ("Airvision"), a division of Philips
Electronics North America Corporation, which manufactures audio/video in-flight entertainment equipment. (The acquisitions of Inventum, Acurex, Nordskog and Airvision are collectively referred to as the "1994 Acquisitions"). In January 1996, the Company acquired Burns, a wholly owned subsidiary of Eagle Industries, Inc. ("the 1996 Acquisition").

INDUSTRY OVERVIEW

     The commercial aircraft cabin interior products industry encompasses a broad range of products and services, including not only aircraft seating products, passenger entertainment and service systems, and food and beverage preparation and storage systems, but also lavatories, lighting systems, evacuation equipment and overhead bins. Management estimates that the industry had annual sales in excess of one billion dollars during fiscal 1996.

     Historically, revenues in the cabin interior products industry have been derived from five sources: (i) new installation programs in which airlines purchase new equipment to outfit a newly delivered aircraft; (ii) retrofit programs in which airlines purchase new components to overhaul the interiors of aircraft already in service; (iii) refurbishment programs in which airlines purchase components and services to improve the appearance and functionality of certain cabin interior equipment; (iv) spare parts; and (v) technology upgrades. The retrofit and refurbishment cycles for commercial aircraft cabin interior products differ by product category. Aircraft seating typically has a refurbishment cycle of one to two years and a retrofit cycle of seven to eight years, although in recent years these periods have tended to be extended. See "--Recent Industry Conditions." Galley structures and products are periodically upgraded or repaired, and require a continual flow of spare parts, but may be retrofitted only once or twice during the life of the aircraft.

     The various product categories currently manufactured by the Company include:

     AIRCRAFT SEATS. This is the largest single product category in the industry and includes first class, business class, tourist class and commuter seats. Prices range from $1,200 to $10,000 per seat. Management estimates that the aggregate size of the worldwide aircraft seat market (including spare parts) during fiscal 1996, which still reflected depressed economic conditions stemming from the recent airline industry downturn, was in excess of $410 million, and has ranged as high as approximately $510 million in the past five years. Approximately 14 companies worldwide, including the Company,supply aircraft seats, although the Company and two other competitors share approximately 90% of the market.

     PASSENGER ENTERTAINMENT AND SERVICE SYSTEMS. This product category includes individual seat video systems, overhead video projection systems, audio distribution systems, passenger control units ("PCUs") and related wiring and harness assemblies and sophisticated interactive telecommunications and entertainment systems. Individual passenger inflight entertainment systems currently range in price from approximately $2,500 to $7,000 per seat. Prices for PCUs range from $18,000 to $115,000 per aircraft. Management estimates that the aggregate size of the worldwide PESS market was approximately $265 million during fiscal 1996. Industry sources expect the PESS market to increase substantially in the near term as individual passenger entertainment systems become common inflight entertainment equipment in first, business and tourist classes on wide body, and with the advent of live broadcast inflight television, many narrow body aircraft. PESS products are currently supplied by approximately five companies worldwide, including the Company.

     GALLEY PRODUCTS. This product category includes complete galley systems for both narrow and wide body aircraft, including a wide selection of coffee and beverage makers, water boilers, ovens, liquid containers, air chillers, wine coolers and other refrigeration equipment and other galley components. Prices for coffee makers and ovens range from $3,000 to $10,000. Prices for aircraft refrigeration products range from $13,000 to

     $28,000. Prices for complete aircraft galley systems range from $120,000 for narrow body aircraft to $1,000,000 for wide body aircraft. Management estimates that the aggregate size of the worldwide galley products market during fiscal 1996 was $259 million and has ranged as high as approximately $300 million during the past five years. Sales of galley products tend to correlate closely with deliveries of new aircraft to the airlines. Approximately 38 companies worldwide, including BEA, supply galley equipment to the airline industry.

     The Company operates in the commercial aircraft cabin interior products segment of the commercial airlines supplier industry. Revenues for similar classes of products or services within this business segment for the three most recent years are presented below:

                                                              Fiscal Year
                                                          1996   1995   1994
                                                          ----   ----   ----
                                                         (Dollars in Millions)

            Seating Products                              $ 97   $100   $ 99
            Galley Products                                 79     81     59
            Passenger Entertainment and Service Systems     33     34     36
            Services                                        23     14      9


Recent Industry Conditions

     The Company's principal customers are the world's commercial airlines. As a result, the Company's business is directly dependent upon the conditions in the comercial airline industry. The airlines, particularly the U.S. carriers, incurred record losses during the three-year period ended December 31, 1993. The losses incurred during the downturn seriously impaired airline balance sheets and negatively influenced airline purchasing decisions with respect to both new aircraft and refurbishment programs. The domestic airlines in large part returned to profitable operations during calendar 1994 and recorded record profits of $5.5 billion in calendar 1995 and have restored their balance sheets through cash generated from operations and debt and equity placements. Further, in the first calendar quarter of 1995 the airframe manufacturers began receiving a significant increase in new aircraft orders. Among those factors expected to affect the cabin interior products industry are the following:

     LARGE EXISTING INSTALLED BASE. According to the Current Market Outlook published by the Boeing Commercial Airplane Group in 1996 (the "Boeing Report"), the world commercial passenger aircraft fleet, as of the end of calendar 1995, consisted of 11,066 aircraft, including 3,281 aircraft with fewer than 120 seats, 4,930 aircraft with between 120 and 240 seats and 2,855 aircraft with more than 240 seats. Based on such fleet numbers, management estimates that the total worldwide installed base of commercial aircraft cabin interior products, valued at replacement prices, was approximately $2.4 billion at the end of 1995. This existing installed base will generate continued retrofit, refurbishment and spare parts revenue, particularly in light of the deterioration of existing interior cabin functionality and aesthetics resulting from the airlines' deferral of refurbishment programs in recent years.

     EXPANDING WORLDWIDE FLEET. Worldwide air traffic has grown in every year since 1946 (except in 1990) and, according to the Boeing Report, is projected to grow at a compounded average rate of approximately five percent per year through 2015, increasing annual revenue passenger miles from approximately 1.6 trillion in calendar 1995 to approximately 4.3 trillion by 2015. The Company believes, that the airlines are already experiencing extremely high load factors, and that a significant number of new aircraft will need to be purchased to meet this projected growth in air travel. According to the Boeing Report, the worldwide fleet of commercial passenger aircraft is consequently projected to expand from approximately 11,000 at the end of 1995 to approximately 16,300 by the end of 2005. According to Airbus Industrie Global Market Forecast published in March 1995 (the "Airbus Industrie Report"), the worldwide installed seat base is expected to increase from 1.6 million passenger seats at the end of calendar 1994 to approximately 4.0 million passenger seats at the end of 2014. The expanding worldwide fleet will generate additional revenues from new installation programs, and the increase in the size of the installed base will generate additional and continual retrofit, refurbishment and spare parts revenue.

     WIDE BODY AIRCRAFT ORDERS. Orders for wide body, long-haul aircraft constitute an increasing share of total new airframe orders. The Airbus Industrie Report estimates that approximately 7,300 new wide body aircraft will be introduced into the world commercial aircraft fleet between 1994 and 2014, increasing the wide body portion of the worldwide aircraft fleet from 28% in 1995 to an estimated 46% by 2014. Wide body aircraft currently carry up to three times the number of seats as narrow body aircraft, and because of multiple classes of service, including large first class and business class configurations, the Company's average revenue per seat on wide body aircraft is also higher. Aircraft crews on wide body aircraft may make and serve between 300 and 900 meals and may brew and serve more than 2,000 cups of coffee on a single flight. As a result, wide body aircraft may require as much as seven times the dollar value of cabin interior products as narrow body aircraft, as well as products which are technically more sophisticated and typically more expensive. Further, individual passsenger inflight entertainment systems are installed principally on wide body aircraft. Airlines are increasingly demanding such systems for long-haul flights to attract and retain customers, especially as the quality of inflight entertainment has become a differentiating factor in passengers' airline selection decisions. Such systems also provide the airlines with the opportunity to increase revenues per passenger mile, without raising ticket prices, by charging individually for services used. For these reasons, Management believes that in the future, interactive entertainment systems will be installed on essentially all wide body, and, with the advent of live broadcast in-flight television, many narrow body planes covering all classes of service (first, business and tourist).

     NEW PRODUCT DEVELOPMENT. The commercial aircraft cabin interior products industry is engaged in intensive development and marketing efforts for a number of new products, including convertible seats, interactive individual passenger entertainment systems, advanced telecommunications equipment and new galley equipment. Interactive video technology provides a passenger with a wide range of computer capabilities, which are designed to accept information generated by the passenger and communicate such information to the cabin crew for assisting passengers and crew with food service selection, the purchase of duty-free goods, information in connection with the arrival time, connecting flights, gate and other passenger information, as well as facilitate effective on-board inventory control and provide individual entertainment. New cabin interior products will generate new installation and retrofit revenues as well as service revenues from equipment maintenance, inspection and repair.

     GROWING UPGRADE, MAINTENANCE, INSPECTION AND REPAIR SERVICE MARKETS. Historically, the airlines have relied on their airframe and engine mechanics to repair or replace cabin interior products that have become damaged or otherwise non-functional. As cabin interior product configurations have become increasingly sophisticated and the airline industry increasingly competitive, the airlines have begun to outsource such services in order to increase productivity and reduce costs and overhead. Outsourced services include product upgrades (such as the installation of a telecommunications module or individual passenger entertainment unit in an aircraft seat not originally designed to accommodate such equipment), cabin interior product maintenance and inspection, as well as other repair services.

Competitive Strengths and Business Strategy

     The Company believes that it has a strong competitive position attributable to a number of factors, including the following:

     LEADING MARKET SHARE AND SIGNIFICANT INSTALLED BASE. Management believes that the Company has achieved the leading global market positions in each of its major product categories, with market shares, based on industry sources of approximately 50% in aircraft seats, 90% in coffeemakers, 90% in refrigeration equipment and 50% in ovens, in each case determined on the basis of fiscal 1996 sales and 35% in individual passenger in-flight entertainment systems, determined on the basis of installed base.

     The Company believes that its leading market shares enable it to maintain significant competitive advantages in serving its customers, including manufacturing efficiencies and greater product development and marketing resources. The Company also believes that the small size of the total potential market in each product category, together with its large shares of such markets serve as a deterrent to new market entrants. Furthermore, because of economies of scale, in part attributable to such large market shares and its approximate $2.4 billion installed base of cabin interior equipment (valued at replacement prices), the Company believes it is among the lowest cost producers in the cabin interior products industry. The Company believes that its large installed base gives it a significant advantage over competitors in obtaining orders for retrofit and refurbishment programs, principally because of the tendency of the airlines to purchase equipment for such programs from the original supplier. In addition, because of the need for compatible spare parts at airline maintenance depots and the desire of airlines to maximize fleet commonality, a single vendor is typically used for all aircraft of the same type operated by a particular airline.

     BROADEST PRODUCT LINE IN THE INDUSTRY. Management believes the Company offers more products for the cabin interiors of commercial aircraft than any other manufacturer. With an established reputation for quality, service and product innovation, the Company enjoys broad recognition among the world's commercial airlines. The Company maintains a constant dialogue with a wide array of existing and potential customers, enabling it to become aware of emerging industry trends and needs and thereby to play a major role in product development. The Company has continued to expand its product line, believing that the airline industry increasingly will seek an integrated approach to the development, testing and sourcing of the aircraft's cabin interior. The Company believes that it is the only supplier in the industry with the technology, manufacturing capability and capacity and breadth of products and services to meet these industry demands.

     TECHNOLOGICAL LEADERSHIP/NEW PRODUCT DEVELOPMENT. Management believes that the Company is a technological leader in its industry, which contributes to its market leadership. The Company has state-of-the-art facilities and what it believes to be the largest R&D organization in the industry, with BEA employing approximately 361 engineers. The Company staffs on-site customer engineers at major airlines and airframe manufacturers to represent its entire product line and work closely with the customers to develop specifications for each successive generation of products required by the airlines. Through its on-site customer engineers, the Company expects to be able more efficiently to design and integrate products which address the requirements of its customers. The Company believes that the introduction of innovative products enables it to gain early entrant advantages and substantial market shares. An example of such a product introduction is the Company's original individual passenger inflight entertainment system, introduced in 1992, which offers a selection of preprogrammed movies. The Company believes that, in terms of shipments, it is the market leader, having sold more individual passenger inflight entertainment systems than any of its competitors. The next generation of this product is the Company's recently introduced interactive individual passenger inflight entertainment system, the MDDS, which it believes is superior to existing operational systems in terms of performance, reliability, weight, heat generation, and flexibility to adapt to changing technology. Other recent new product developments include a cappuccino/espresso maker, a refrigerated quick chill wine cooling system and a constant pressure cooking oven which the Company believes substantially improves the appearance, aroma and taste of airline food.

     HIGH GROWTH NEW BUSINESS OPPORTUNITY. Airlines are increasingly demanding individual passenger inflight entertainment systems for long-haul flights to attract and retain customers, especially as the quality of inflight entertainment has become a differentiating factor in passengers' airline selection decisions. Such systems also provide the airlines with the opportunity to increase revenues per passenger mile, without raising ticket prices, by charging individually for the services used. For these reasons, the Company believes that in the future, interactive entertainment systems will be installed on essentially all wide body, and with the advent of live broadcast inflight television, many narrow body planes. The Company's sophisticated MDDS has the capability to offer numerous movies on demand, telecommunications, gaming, Nintendo (R), Sega (R) and PC-based games, inflight shopping and, in the future, live television, among other services, although each airline will select the package of features it considers most attractive to offer. This system has been tested for British Air in flight simulations in excess of a thousand hours, and was first installed on a limited basis on a British Air Boeing 747-400 in November 1995. The Company expects that, upon the successful completion of a commercial testing period, British Air will install the MDDS in all classes of service in approximately 80 wide body British Air planes over the next several years. The Company expects sales of this system to account for a significant percentage of revenues in the future. Based on an estimated current average sale price per seat of $2,500 to $7,000 for individual passenger inflight entertainment systems, and the world's current wide body fleet of approximately 2,500 planes that management believes are appropriate for installation of such systems, the total market potential for all such systems is estimated to be between $2 billion and $6 billion.

     PROVEN TRACK RECORD OF INTEGRATION. The Company has as one of its key corporate objectives the continual expansion of its product lines and market shares through strategic acquisitions within the aircraft cabin interior products industry. BEA has purchased nine businesses over the last eight years, for an aggregate purchase price of approximately $250 million. The Company maintains a highly disciplined approach in evaluating acquisitions, looking for opportunities to consolidate engineering, manufacturing and marketing activities, as well as rationalizing product lines. Since 1989, BEA has integrated each of the additional businesses by reducing the number of operating facilities acquired from 14 to six and consolidating personnel at the acquired businesses, resulting in headcount reductions of approximately 800 employees. The Company is implementing a similar integration plan at Burns consisting of, among other things, the reduction of headcount by approximately 300 employees. The integration plan, for the Burns acquisition when fully implemented, is expected to reduce costs by an estimated $17 million per annum.

     The Company's business strategy is to maintain its leadership position and best serve its airline customers by (i) offering the broadest and most integrated product line in the industry for both new product sales and follow-on products and services; (ii) pursuing a worldwide marketing approach focused by airline and encompassing the Company's entire product line; (iii) remaining the technological leader, as well as significantly growing its installed base of products in the developing inflight individual passenger entertainment market; (iv) enhancing its position in the growing upgrade, maintenance, inspection and repair services market; and (v) pursuing selective strategic acquisitions in the commercial aircraft cabin interior products industry.

Products and Services

     BE Aerospace is the largest supplier of commercial aircraft cabin interior products in the world, serving virtually all major airlines with a broad line of products including aircraft seats, galley products and structures and individual passenger inflight entertainment systems. In addition, BEA provides upgrade, maintenance and repair services for the interior products it supplies, as well as for those supplied by other manufacturers. Over half of BEA's revenues in fiscal 1996 were derived from repair and refurbishment and sales of spare parts largely relating to its approximate $2.4 billion installed base of currently in-service products (valued at replacement prices), and the balance from sales of products to be installed on newly delivered aircraft.

Seating Products

     The Company is the world's leading supplier of aircraft seats, offering a wide selection of first class, business class, tourist class and commuter seats. A typical seat sold by the Company includes the seat frame, cushions, armrests and tray table, together with a variety of optional features such as inflight entertainment systems, oxygen masks and telephones. Management estimates that the Company has an aggregate installed base of aircraft seats, valued at replacement prices, of approximately $1.1 billion comprised of more than 670,000 seats.

     Tourist Class. The Company is the leading supplier of tourist class seats in both the U.S. and worldwide markets. BEA has designed tourist class seats which incorporate features not previously utilized in that class, such as top-mounted passenger control units, adjustable head rests and lumbar supports, and fully integrated in-seat video systems, footrests and improved oxygen systems.

     First and Business Classes. First class and business class seats are generally larger, heavier and more complicated in design, and are substantially more expensive than other types of aircraft seats. The Company's first class seats and certain of its business class seats are equipped with an articulating bottom cushion suspension system, sophisticated hydraulic leg-rests and large tables. Additionally, some models are available with personal in-seat lighting, as well as electrically operated legrest and lumbar systems.

     Convertible Seats. The Company has developed two types of seats which can be converted from a tourist class triple-row seat to a business class double-row seat with minimal conversion complexity. Convertible seats allow airline customers to optimize the ratio of business class to tourist class seats for a given aircraft configuration.

     Commuter Seats. The Company is the leading supplier of commuter seats in both the U.S. and worldwide markets. The Company's SilhouetteTM Composite commuter seats are similar to commercial jet seats in comfort and performance but are lightweight and require minimal maintenance.

     Spares. Aircraft seats are exposed to significant stress in the course of normal passenger activity, and certain seat parts are particularly susceptible to damage from continued use. As a result, a significant market exists for spare parts.

Passenger Entertainment and Service Systems

     The Company is a significant supplier of PESS products, having the leading share of the market for PCUs and related wiring and harness assemblies. In addition, it has developed products aimed at other portions of the PESS market, including individual seat video systems, advanced multiplexer and hard-wired distribution systems and other products. Management estimates that the Company has the largest installed base of PESS products in the world, which, valued at replacement prices, is approximately $275 million.

     INDIVIDUAL PASSENGER ENTERTAINMENT. The Company offers both its sophisticated MDDS and its original BE 2000 video system. Management believes that its MDDS has significant advantages over competitive systems in terms of performance, reliability, weight, heat generation and flexibility to adapt to changing technology. This system was first installed on a limited basis on a British Air Boeing 747-400 in November 1995.

     PCUS, WIRING AND HARNESS ASSEMBLIES. The Company's PCU product line is the broadest in the industry, including over 300 different designs which are functionally similar but differ widely due to the style preferences and technical requirements of the various airlines. Wiring and harness assemblies (which stabilize installed wiring) are sold as a package with PCUS and vary as widely as PCU types.

     DISTRIBUTION SYSTEMS. The Company has manufactured hard-wired audio (since 1963) and video distribution systems (since 1992) and is currently the principal supplier of such systems to the airline industry. The Company also offers frequency division multiplex distribution systems which deliver substantially improved audio performance compared to competitors' multiplex systems.

Galley Structures and Inserts

     The Company is a leading supplier of galley products, offering complete galley systems for both narrow and wide body aircraft, as well as a wide selection of coffee and beverage makers, water boilers, ovens, liquid containers, refrigeration equipment and other galley components. Management estimates that the Company has an aggregate installed base of galley structures and inserts, valued at replacement prices, of approximately $1.0 billion.

     GALLEY STRUCTURES. Galley structures are generally custom designed to accommodate the unique product specifications and features required by a particular carrier. Galley structures require intensive design and engineering work and are among the most sophisticated and expensive of the aircraft's cabin interior products. The Company provides a variety of galley structures, closets and class dividers, emphasizing sophisticated and higher value-added galleys for wide body aircraft.

     COFFEE MAKERS. The Company is the leading supplier of aircraft coffee makers, with equipment currently installed in virtually every type of aircraft for almost every major airline. The Company manufactures a broad line of coffee makers, coffee warmers and water boilers including the Flash Brew Coffee Maker, with the capability to brew 54 ounces of coffee in one minute, a CombiTM unit which will brew coffee or boil water for tea while utilizing 25% less electrical power than traditional 5,000-watt water boilers, and a newly introduced cappuccino/espresso maker.

     OVENS. The Company is a significant supplier of a broad line of specialized ovens, including high-heat efficiency ovens, high-heat convection ovens, and warming ovens. The Company's newest offering, the DS-2000 Steam Oven represents a new method of preparing food inflight by maintaining constant temperature and moisture in the food. It addresses the airlines' needs to provide a wider range of foods than can be prepared by convection ovens.

     REFRIGERATION EQUIPMENT. The Company is the worldwide industry leader in the design, manufacture, and supply of commercial aircraft refrigeration equipment. The Company recently introduced a self-contained wine and beverage chiller, the first unit specifically designed to rapidly chill wine and beverages on board an aircraft.

Upgrade, Maintenance, Inspection and Repair Services

     The Company is an active participant in the growing upgrade, maintenance, inspection and repair services market. Management believes that the Company's broad and integrated product line and close relationships with its airline customers position the Company to become a leading service provider in this market. The Company believes that this market offers a significant opportunity for growth. Most participants in this market are small, and management believes that the Company is the only major product manufacturer in the industry currently participating in this market.

     UPGRADE. The Company provides a variety of upgrade services for cabin interior products. For example, the Company has begun to install individual passenger video and telecommunications modules in seat backs and center consoles which were otherwise not originally designed for such products. The Company has this capability regardless of whether it manufactures the product or whether the product is produced by others.

     MAINTENANCE, INSPECTION AND REPAIR. These services are provided at selected airports on an overnight or between scheduled flights basis, or at seven service centers maintained by the Company. The Company has been engaged by several airlines to remove entire sets of aircraft seats, wash and repair them and reinstall the seats within a one-week period. In addition, the Company offers maintenance and repair services which may be provided on an overnight basis when an aircraft is not flying or at the airport gate in the period between an aircraft's scheduled flights. During this process, cabin interior products are checked by Company employees for damage and functionality and are repaired or replaced with available spares. Frequently, the spare part is a Company product, even if the original part was supplied by another manufacturer.

Research and Development

     The Company works closely with commercial airlines to improve existing products and identify customers' emerging needs. BEA's expenditures in research, development and engineering totaled $58,327,000 $12,860,000 and $9,876,000 for the fiscal years ended February 24, 1996, February 25, 1995 and February 26, 1994, respectively.

     As described in Note 2 to the Consolidated Financial Statements, the Company changed its method of accounting for pre-contract engineering expenditures effective as of the beginning of the year ended February
24, 1996. BEA employs approximately 361 professionals in the engineering and product development areas. The Company believes that it has the largest engineering organization in the cabin interior products industry, with not only electrical and mechanical design skills but also substantial expertise in materials composition and custom cabin interior layout design.

Marketing and Customers

     The Company markets and sells its products directly to virtually all of the world's major airlines. BEA has a sales and marketing organization of 99 persons, along with 28 independent sales representatives, BEA sales to non-US airlines were $115,567,000 $114,511,000, $85,239,000 for the fiscal years ended
February 24, 1996, February 25, 1995, February 26, 1994 or approximately 50%, 50%, and 42% respectively, of net sales during such periods. See Notes 14 and 16 of Notes to BEA's Consolidated Financial Statements for further information with respect to exports and foreign operations.

     Airlines select suppliers of cabin interior products primarily on the basis of custom design capabilities, product quality and performance, prompt delivery, after-sales service and price. BEA believes that its large installed base, its timely responsiveness in connection with the custom design, manufacture, delivery and after-sales service of its products and its broad product line and stringent customer and regulatory requirements all present barriers to entry for potential new competitors in the cabin interior products market.

     The Company believes that its integrated worldwide marketing approach, focused by airline and encompassing the Company's entire product line, is preferred by airlines. Led by a BEA senior executive, teams representing each product line serve designated airlines which together account for approximately 60% of the purchases of products manufactured by BEA. These airline customer teams have developed customer specific strategies to meet each airlines' product and service needs. The Company also staffs "on-site" customer engineers at major airlines and airframe manufacturers to represent its entire product line and work closely with the customers to develop specifications for each successive generation of products required by the airlines. These engineers help customers integrate the wide range of cabin interior products and assist in obtaining the applicable regulatory certification for each particular product or cabin configuration. Through its on-site customer engineers, the Company expects to be able more efficiently to design and integrate products which address the requirements of its customers, and thereby gain market share. The Company provides program management services, integrating all on-board cabin interior equipment and systems, including installation and FAA certification, allowing airlines to substantially reduce costs. The Company believes that it is one of the only suppliers in the commercial aircraft cabin interior products industry with the size, resources, breadth of product line and global product support capability to operate in this manner.

     No customer accounted for more than 10% of BEA's revenues during the fiscal years ended February 24, 1996, February 25, 1995 or February 26, 1994. Because of differing schedules of various airlines for purchases of new aircraft and for retrofit and refurbishment of existing aircraft, that portion of the Company's revenues attributable to particular airlines varies from year to year.

Backlog

     Management estimates that BEA's backlog at February 24, 1996 was approximately $450 million, approximately 59% of which management believes to be deliverable in fiscal 1997, compared with a backlog of $331 million on February 25, 1995 (at December 31, 1994 Burns had $72 million of backlog).

Customer Service

     The Company believes that it provides the highest level of customer service available in the commercial aircraft cabin interior products industry and that such service is a critical factor in the Company's success. The key elements of such service include (i) rapid response to requests for engineering designs, price quotes and technical specifications; (ii) flexibility with respect to customized features; (iii) on-time delivery; (iv) immediate availability of spare parts for a broad range of products; and (v) prompt attention to customer problems, including on-site customer training. Customer service is particularly important to airlines due to the high cost to the airlines of late delivery, malfunctions and other problems.

Warranty and Product Liability

     The Company warrants its products, or specific components thereof, for periods ranging from one to seven years, depending upon product type and component. The Company generally establishes reserves for product warranty expense on the basis of the ratio of warranty costs incurred by the product over the warranty period to sales of the product over the warranty period. Actual warranty costs reduce the warranty reserve as they are incurred. Management periodically reviews the adequacy of accrued product warranty reserves. Revisions of accrued product warranty reserves are recognized in the period in which such revisions are determined.

     In addition, due to the nature of the Company's products, the Company currently carries product liability insurance. The Company believes that its insurance is generally sufficient to cover product liability claims.

Competition

     The commercial aircraft cabin interior products market is relatively fragmented with a number of competitors in each of the individual product categories. Due to the global nature of the commercial airline industry, competition in product categories comes from both US and foreign manufacturers. However, as aircraft cabin interiors have become increasingly sophisticated and technically complex, airlines have demanded higher levels of engineering support and customer service than many smaller cabin interior products suppliers can provide. At the same time, airlines have recognized that cabin interior product suppliers must be able to integrate a wide range of products, including sophisticated electronic components, particularly in wide body aircraft. Management believes that these increasing demands of airlines upon their suppliers will result in a number of suppliers leaving the cabin interior products industry and a consolidation of those suppliers which remain. The Company has participated in this consolidation through strategic acquisitions and internal growth and intends to continue to participate in the consolidation.

     The Company's principal competitors for seating products include Group Zodiac S.A., Keiper Recaro GmbH, and a number of other producers in the European community and Japan. The Company's principal competitors for PESS products are Matsushita Electronics ("MAS") and Hughes Avicom ("Hughes") as to PCUs, and MAS, Hughes and GEC Marconi Limited as to individual seat video systems. The Company's primary competitors for galley systems are JAMCO Limited, and Buderus Sell GmbH (a subsidiary of Metallgesellschaft A.G.).

Manufacturing and Raw Materials

     The Company's manufacturing operations consist of both the in-house manufacturing of component parts and subassemblies and the assembly of Company specified and designed component parts which are purchased from outside vendors. The Company maintains state-of-the-art facilities, and management has an on-going strategic manufacturing improvement plan utilizing focused factories and cellular production technologies in which each of the product lines is manufactured in a dedicated factory. Management expects that continuous improvement from implementation of this plan for each of its product lines will occur over the next several years and should lower production costs, cycle times and inventory requirements and at the same time improve product quality and customer response.

Government Regulation

     The FAA prescribes standards and licensing requirements for aircraft components, and licenses component repair stations within the United States. Comparable agencies regulate such matters in other countries. The Company holds several FAA component certificates and performs component repairs at a number of its US facilities under FAA repair station licenses. The Company also holds an approval issued by the UK Civil Aviation Authority to design, manufacture, inspect and test aircraft seating products in Leighton Buzzard, England and in Kilkeel, Northern Ireland and the necessary approvals to design, manufacture, inspect, test and repair its galley products in Nieuwegein, The Netherlands and to inspect test and repair products at its six service centers throughout the world.

     In March 1992, the FAA adopted Technical Standard Order C127 which requires that all seats on certain new generation commercial aircraft installed after such date be certified to meet a number of new safety requirements, including an ability to withstand a 16G force. Management understands that the FAA plans to adopt in the near future additional regulations which will require that within the next five years all seats, including those on existing older commercial aircraft which are subject to the FAA's jurisdiction, will have to comply with similar seat safety requirements. The Company has developed a number of seat models which meet these new seat safety regulations.

Patents

     BEA currently holds 55 United States patents and 89 foreign patents covering a variety of products. However, the Company believes that the termination, expiration or infringement of one or more of such patents would not have a material adverse effect on the business or prospects of the Company.

Employees

     As of February 24, 1996, BEA had approximately 2,714 employees. Approximately 73% of BEA employees, are engaged in manufacturing, 13% in engineering, research and development, and 14% in sales, marketing, product support and general administration. None of the Company's employees is represented by a union with the exception of 60 employees at its Netherlands facility and approximately 68% of the employees at its Winston-Salem facility. BEA considers its employee relations to be good.

ITEM 2.  PROPERTIES

     As of February 24, 1996, BEA had seventeen principal facilities, where it leased or owned an aggregate of approximately 1,152,800 square feet of space. The following table describes the principal facilities and indicates the location, function and approximate size of each:

                  [Remainder of page intentionally left blank]


                                                                                   Facility
Location                      Products and Function                                Size                 Ownership
Corporate
Wellington, Florida          Corporate headquarters, finance, marketing sales,
                                                                                        17,700            Owned
SEATING PRODUCTS
Litchfield, Connecticut      Manufacturing, service, and warehouseing                  147,000            Owned

Winston-Salem, NC            Seating products divison headquarters, research
                             and development, finance marketing, sales                 264,800            Owned
                             and manufacturing

Leighton Buzzard, England    Manufacturing, service, research and development,
                             sales support, finance and warehousing                    114,000           Owned(a)

Kilkeel, Northern Ireland    Manufacturing, sales support, finance and
                             warehousing                                                64,500                (b)

GALLEY PRODUCTS
Anaheim, California          Manufacturing, service, research and development,
                             sales support, finance and warehousing                     57,100             Leased

Delray Beach, Florida        Manufacturing, service, research and development,
                             sales support, finance and warehousing; galley
                             products division headquarters                             52,000              Owned

Jacksonville, Florida        Manufacturing, service, engineering, and
                             warehousing                                                75,000              Owned

Nieuwegein, The Netherlands  Manufacturing, service, research and development,
                             sales support, finance and warehousing                     39,000             Leased
PESS PRODUCTS
Irvine, California           Manufacturing, service, research and development,
                             sales support, finance and warehousing; In-flight
                             entertainment division headquarters                       106,700             Leased

Longwood, Florida            Manufacturing and service                                  30,000             Leased

SERVICES
Garden Grove, California     Service division headquarters, finance, sales
                             support, warehousing, Upgrade, maintenance,
                             inspection and repair                                      46,300             Leased

Burnsville, Minnesota        Upgrade, maintenance, inspection and repair                 7,200             Leased

                                                                                      Facility
Location                               Products and Function                           Size               Ownership
                                                                                      (Sq. Feet)
Linden, New Jersey           Upgrade, maintenance, inspection and repair                 5,800              Leased

Redmond, Washington          Upgrade, maintenance, inspection and repair                 2,100              Leased

Chesham, England             Upgrade, maintenance, inspection and repair                34,000             Owned(a)

Inglewood, California        Manufacturing and service, sales support, finance,
                             and warehousing                                            88,900              Leased



     (a) BEA's owned properties in England were mortgaged to Barclays Bank PLC to collateralize credit facilities of FEEL in an aggregate amount of up to approximately (pound)7.2 million.

     (b) Approximately 38,500 square feet of the Kilkeel, Northern Ireland facilities are owned with the balance leased.

     The Company believes that its facilities are suitable for their present intended purposes and adequate for the Company's present and anticipated level of operations. As a result of recent conditions in the airline industry as described above under "Recent Industry Conditions", BEA's facilities have been substantially underutilized for the past several years. The Company believes that its ongoing facility integration program, together with anticipated continued growth in airline profitability, should result in a significant improvement in the degree of utilization in the Company's facilities.


                  [Remainder of page intentionally left blank]

ITEM 3.   LEGAL PROCEEDINGS.

     BEA has been advised that the U.S. Attorney's Office for the District of Connecticut, in conjunction with the Department of Commerce and the U.S. Customs Service, is conducting a grand jury investigation focused on possible non-compliance by BEA with certain statutory and regulatory provisions relating to export licensing and controls. The investigation relates primarily to the sale of passenger seats and related spare parts for civilian commercial passenger aircraft to Iran Air from 1992 through mid-1995. BEA has been advised that it is a target of the investigation; however, neither it nor any current or former directors, officers, or employees have been charged in connection with the investigation. The investigation is at an early stage and, while the Company intends to defend itself vigorously, the ultimate outcome of the investigation cannot presently be determined. An adverse outcome could have a material adverse effect upon the operations and/or financial condition of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     During the last quarter of the fiscal year covered by this report, the Company did not submit any matters to a vote of security holders, through the solicitation of proxies or otherwise.


                  [Remainder of page intentionally left blank]

EXECUTIVE OFFICERS OF THE REGISTRANT.

     The following table sets forth information regarding the directors and executive officers of the Company. Officers of the Company are elected annually by the Board of Directors.

Name                   Age      Position

Amin J. Khoury         57   Chairman of the Board
Robert J. Khoury       54   Vice Chairman of the Board, Chief Executive Officer and Director
Paul E. Fulchino       49   President, Chief Operating Officer and Director
Marco C. Lanza         39   Executive Vice President, Marketing and Product Development
Thomas P. McCaffrey    42   Vice President, Chief Financial Officer and Assistant Secretary
Edmund J. Moriarty     51   Vice President, General Counsel and Secretary
Jeffrey P. Holtzman    40   Treasurer and Assistant Secretary
G. Bernard Jewell      53   President, Seating Products Division
E. Ernest Schwartz     59   President, Galley Products Division
Arthur H. Lipton       57   President, Inflight Entertainment Division
Jim C. Cowart          43   Director^
Richard G. Hamermesh   47   Director*^
Brian H. Rowe          64   Director
Hansjoerg Wyss         60   Director*

*  Member, Audit Committee.
^  Member, Stock Option and Compensation Committee.

     The Company's Restated Certificate of Incorporation provides that the Board of Directors is classified into three classes, as nearly as equal in number as possible, so that each director (after a transitional period) will serve for three years, with one class of directors being elected each year. The Board is currently comprised of three Class I Directors (Brian H. Rowe, Jim C. Cowart and Paul E. Fulchino), two Class II Directors (Robert J. Khoury and Hansjoerg Wyss) and two Class III Directors (Amin J. Khoury and Richard
G. Hamermesh). The terms of the Class I, Class II and Class III Directors expire upon the election and qualification of successor directors at annual meetings of stockholders held following the end of fiscal years 1998, 1996 and 1997, respectively. The non-management directors receive compensation of $2,500 per calendar quarter. The executive officers of the Company are elected annually by the Board of Directors following the annual meeting of stockholders and serve at the discretion of the Board of Directors.

     Amin J. Khoury has been Chairman of the Board of the Company since July 1987 and was Chief Executive Officer until April 1, 1996. Since 1986, Mr. Khoury has also been the Managing Director of The K.A.D. Companies, Inc., an investment, venture capital and consulting firm ("K.A.D."). Mr. Khoury is currently the Chairman of the Board of Directors of Applied Extrusion Technologies, Inc., a manufacturer of oriented polypropylene films used in consumer products labeling and packaging applications, and a member of the Board of Directors of Brooks Automation, Inc., the leading manufacturer in the U.S. of vacuum central wafer handling systems for semiconductor manufacturing and Aurora, Inc., a leading provider of components and service to computer service organizations. Mr. Khoury is employed by the Company pursuant to an Employment Agreement which expires in 2002. Mr. Khoury is the brother of Robert J. Khoury.

     Robert J. Khoury has been a Director of the Company since July 1987. Mr. Khoury was elected Vice Chairman and Chief Executive Officer effective April 1, 1996; from July 1987 until that date Mr. Khoury served as the Company's President and Chief Operating Officer. From 1986 to 1987, Mr. Khoury was Vice President of The K.A.D. Companies, Inc. The Company has entered into an Employment Agreement with Mr. Khoury which expires in 2001. Mr. Khoury is the brother of Amin J. Khoury.

     Paul E. Fulchino was elected a Director and President and Chief Operating Officer of the Company effective April 1, 1996. From 1990 to 1996 Mr. Fulchino served as President and Vice Chairman of Mercer Management Consulting, Inc. ("Mercer"), a general management consulting firm with over 1,100 employees. In addition to his management responsibilities as President of Mercer, Mr. Fulchino also had responsibility for advising clients throughout the world, particularly with respect to the transportation industry, including a number of major airlines. The Company has entered into a three-year employment agreement dated as of April 1, 1996 with Mr. Fulchino.

     Marco C. Lanza has been the Executive Vice President, Marketing and Product Development since January 1994. From March 1992 through January 1994, Mr. Lanza was President of the Inflight Entertainment Division of the Company. From 1987 through February 1992, Mr. Lanza was Vice President, Marketing and Product Development, of the Company. The Company has entered into an Employment Agreement with Mr. Lanza extending through December 31, 1999.

     Thomas P. McCaffrey has been Vice President and Chief Financial Officer since May 1993. From August 1989 through May 1993, Mr. McCaffrey was an Audit Director with Deloitte & Touche LLP, and from 1976 through 1989 served in several capacities, including Audit Partner, with Coleman & Grant. The Company has entered into an Employment Agreement with Mr. McCaffrey extending through December 31, 1999 in which he agrees to serve as Chief Financial Officer of the Company.

     Edmund J. Moriarty has been Vice President, General Counsel and Secretary since November 16, 1995. From 1991 to 1995, Mr. Moriarty served as Vice President and General Counsel to Rollins, Inc., a national service company. From 1982 through 1991, Mr. Moriarty served as Vice President and General Counsel to Old Ben Coal Company, a wholly owned coal subsidiary of The Standard Oil Company.

     Jeffrey P. Holtzman has been Treasurer since September 1993. From June 1986 to July 1993, Mr. Holtzman served in several capacities at FPL Group, Inc., including Assistant Treasurer and Manager of Financial Planning. Mr. Holtzman previously worked for Mellon Bank, Gulf Oil and Arthur Young & Company.

     G. Bernard Jewell has been President of the Company's Seating Products Division since March 6, 1996. From February 1994 through February 1996, Mr. Jewell was President, Services Division. From April 1992 through January 1994, Mr. Jewell was Group Vice President, Marketing and Product Development of the Company. From 1988 to 1992, Mr. Jewell was President of Burns Aerospace, Inc., a manufacturer of commercial aircraft cabin interior products.


     E. Ernest Schwartz has been President of the Galley Products Division of the Company since March 1992. From 1986 through February 1992, Mr. Schwartz was President of Aircraft Products Company, which was acquired by the Company in 1992.

     Arthur H. Lipton has been the President of the Inflight Entertainment Division since July, 1995. From 1990-1995 Mr. Lipton was the Senior Vice President and General Manager of the Wyse Technology Display Division. Prior to that he was with the Xerox Corporation for 20 years with his last position being Vice President and General Manager of their Imaging Business Unit.

     Jim C. Cowart has been a Director of the Company since November 1989. Since January 1993, Mr. Cowart has been the Chairman of the Board of Directors and Chief Executive Officer of Aurora Electronics, Inc. Since January 1992, Mr. Cowart has also been a Director of Aurora Management, Inc., a private capital firm retained by the Company for strategic planning, competitive analysis, financial relations and other services. From 1987 until 1991, Mr. Cowart was a general partner of Capital Resource Partners, a private capital investment manager. From 1982 to 1987, Mr. Cowart was a Senior Vice President of Investment Banking at Shearson Lehman Brothers and was the President of Shearson Venture Capital, Inc.

     Richard G. Hamermesh has been a Director of the Company since July 1987. Since August 1987, Dr. Hamermesh has been the Managing Partner of the Center for Executive Development, an independent management consulting company, and from December 1986 to August 1987, Dr. Hamermesh was an independent consultant. Prior to such time, Dr. Hamermesh was on the faculty at the Harvard Business School. Dr. Hamermesh is also a Director of Applied Extrusion Technologies, Inc. manufacturer of military and civil aircraft

Since March, 1995, Mr. Rowe has also been a Director of Atlas Air Inc., an air cargo carrier. Since January, 1980 Mr. Rowe has been a Director of Fifth Third Bank, an Ohio banking corporation. Since December, 1995, Mr. Rowe has also been a Director of Steward & Stevenson Services, Inc., a custom packager of engine systems, and Textron Inc., a manufacturer of mechanical devices for aircraft and other applications.

     Hansjoerg Wyss has been a Director of the Company since October 1989. Since 1977, Mr. Wyss has been a Director and the President and Chief Executive Officer of Synthes (U.S.A.) and Synthes (Canada), Ltd., manufacturers and distributors of orthopedic implants and instruments. Mr. Wyss is also a Director of Applied Extrusion Technologies, Inc.

                  [Remainder of page intentionally left blank]

                                   PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock is quoted on the Nasdaq National Market under the symbol "BEAV." The following table sets forth, for the periods indicated, the range of high and low per share closing prices for the Common Stock as reported by Nasdaq.


                                       High   Low
Fiscal Year Ended February 26, 1994
    First Quarter                     12 1/2   8 3/4
    Second Quarter                    15 1/4   12 1/4
    Third Quarter                         15       10
    Fourth Quarter                        12   8 3/4
Fiscal Year Ended February 25, 1995
    First Quarter                     11 1/2   7 7/8
    Second Quarter                    9 1/2    7 3/8
    Third Quarter                     9 1/4    7 1/2
    Fourth Quarter                    8 1/2    5 3/8
Fiscal Year Ended February 24, 1996
    First Quarter                     8 5/8    5 1/4
    Second Quarter                    9 1/4    7 1/4
    Third Quarter                     9 9/16   7 1/2
    Fourth Quarter                    13 5/8   8 7/8


     On May 17, 1996, the closing price of the Common Stock as reported by Nasdaq was $16.00 per share. As of such date, the Company had 268 shareholders of record, and management estimates that there are approximately 4,300 beneficial owners of the Company's Common Stock. The Company has not paid any cash dividends in the past, and management has no present intention of doing so in the immediate future. The Company's Board of Directors intends, for the foreseeable future, to retain any earnings to finance the future growth of the Company, but expects to review its dividend policy regularly. The Indentures pursuant to which the Company's 9 3/4% Senior Notes and 9 7/8% Senior Subordinated Notes were issued and the terms of the Company's credit facilities permit the declaration or payment of cash dividends only in certain circumstances described therein.


                  [Remainder of page intentionally left blank]

ITEM 6.  SELECTED FINANCIAL DATA.
(In thousands, except per share and ratio data)

     On February 28, 1992, BEA acquired from The Pullman Company certain assets and liabilities of PTC Aerospace, Inc. ("PTC") and Aircraft Products Company ("APC") and changed its fiscal year-end to the last Saturday in February. On April 2, 1992, BEA acquired the stock of Flight Equipment Engineering Limited ("FEEL"). During fiscal year 1994, BEA completed the following acquisitions: On April 29, 1993, BEA acquired all of the stock of Royal Inventum, B.V. ("Inventum"); on August 23, 1993, BEA acquired all of the stock of Nordskog Industries ("Nordskog"); on August 26, 1993, BEA acquired all of the stock of Acurex Corporation ("Acurex"); and on October 13, 1993, BEA acquired substantially all of the assets of Philips Airvision ("Airvision"). On January 24, 1996, BEA acquired all of the stock of Burns Aerospace Corporation ("Burns"). Each of BEA's acquisitions has been accounted for as a purchase, and the results of the acquired businesses are included in BEA's historical financial data from the date of acquisition. The financial data for the fiscal years ended February 24, 1996, February 25, 1995, February 26, 1994 and February 27, 1993, the seven months ended February 29, 1992 and the year ended July 28, 1991 have been derived from financial statements which have been audited by BEA's independent auditors. The following financial information is qualified by reference to, and should be read in conjunction with, the financial statements, including notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Prospectus.

                                                                                                        Seven
                                                                                                        Months         Year
                                                                  Year Ended                             Ended        Ended

                                                  Feb. 24,       Feb. 25,     Feb, 26,    Feb. 27,    Feb.  29      July 28,
                                                      1996 (1)      1995         1994        1993         1992          1991

Statement of Operations:
Net sales .....................................   $ 232,582    $ 229,347    $ 203,364   $ 198,019    $  12,192    $  24,278
Cost of sales .................................     160,031      154,863      136,307     137,690        5,626       10,645
                                                    -------      -------      -------     -------        -----       ------
Gross profit ..................................      72,551       74,484       67,057      60,329        6,566       13,633

Operating expenses:
  Selling, general and administrative .........      42,000       31,787       28,164      21,698        4,871        4,855
  Research, development and engineering .......      58,327 (1)   12,860        9,876      11,299        1,324        1,809
  Amortization expense ........................       9,499        9,954        7,599       4,551        3,707 (3)       --
  Other expenses ..............................       4,170 (2)   23,736 (2)       --          --           --           --
                                                      -----       ------       ------       ------       -------      ------
 Operating earnings (loss) ....................     (41,445)      (3,853)      21,418      22,781       (3,336)       6,969
 Interest (income) expense, net ...............      18,636       15,019       12,581       3,955         (743)        (211)
                                                     ------       ------       ------       -----         ----        -----
  Earnings (loss) before income taxes (benefit),
   cumulative effect of accounting
   change and extraordinary item ..............     (60,081)     (18,872)       8,837      18,826       (2,593)       7,180
Income taxes (benefit) ........................          --       (6,806)       3,481       6,676         (860)       2,478
                                                    ---------    --------     -------     -------       -------      ------
Earnings (loss)
  before cumulative effect of
  accounting change extraordinary item ........     (60,061)     (12,066)       5,356      12,150       (1,733)       4,702
Cumulative effect of accounting change ........     (23,332)          (1)
Extraordinary item, net of tax effect .........          --           --           --        (522)(4)       --           --
                                                    -------      -------        -----      ------       ------        -----
Net earnings (loss) ...........................   $ (83,413)   $ (12,066)   $   5,356   $  11,628    $  (1,733)   $   4,702
                                                   =========   =========    =========    =========    =========    ========
Net earnings (loss) per common share:
    Continuing operations .....................   $   (3.71)   $  ( 0.75)   $   0.35    $    1.03    $   (0.18)   $    0.65
    Cumulative effect of accounting change ........
    Extraordinary item, net of tax effect .....        --           --            --        (0.05)(4)       --           --
                                                   ---------    ---------    ---------    ---------    --------   ---------
Net earnings (loss) per common share ..........   $   (5.15)   $   (0.75)   $   0.35    $    0.98    $   (0.18)   $    0.65
                                                   =========   =========    =========    =========    =========   =========
Common and common equivalent shares ...........      16,158       16,021       15,438      11,847        9,604        7,248

(1) In fiscal 1996, the Company's changed its method of accounting relating to the capitalization of pre-contract engineering costs that were previously included as a component of inventories. Effective January
     26, 1995, such costs have been charged to research, development and engineering, and as a result, periods prior to January 24, 1996 are not comparable.

(2) In fiscal 1996, BEA recorded a charge to earnings of $4.2 million related to costs associated with the integration and consolidation of the Company's European seating operations. In fiscal 1995, the Company charged to earnings $23.7 million of expenses primarily related to intangible assets and inventories associated with the Company's earlier generations of passenger entertainment systems.

(3) During the seven months February 29, 1992, approximately $3.1 million of nonrecurring expenses related to a writedown of intangible assets and $2.1 million of costs associated with the Company's acquisitions were charged to amortization expense and selling, general and administrative expenses, respectively.

(4) As a result of the sale of Senior Notes in 1993, the Company wrote off the unamortized portion of certain debt issuance costs related to its prior credit agreement.


                         Feb. 24,   Feb. 25,  Feb. 26,    Feb. 27,   Feb. 27,   July 28,
    Balance Sheet Data      1996       1995       1994       1993       1992       1991
      (end of period):
Working capital .....   $ 41,824   $ 76,563   $ 76,874   $133,661   $ 27,367   $ 13,500
Total assets ........    433,586    379,954    375,009    314,055    135,330     26,034
Long-term debt ......    273,192    172,693    159,170    127,743     40,500       --
Stockholders' equity      44,157    125,331    133,993    107,974     57,057     22,467



                  [Remainder of page intentionally left blank]

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
(In thousands, except share and per share data)

Introduction

     BEA has become the world's leading supplier of commercial aircraft interior products through the strategic acquisitions of seating, inflight passenger entertainment and services systems ("PESS") and galley products businesses. BEA's products include an extensive line of first, business, tourist class and commuter seats, complete galley systems including coffee and beverage makers, ovens, liquid containers and refrigeration equipment, well as a line of inflight entertainment products including the recently introduced MDDS. BEA markets and sells its products to its customers, the airlines, through an integrated worldwide approach, focused by airline and encompassing BEA's entire product line.

     BEA's revenues are generally derived from two primary sources: new aircraft deliveries and refurbishment or upgrade programs for the airlines' existing worldwide fleets. BEA believes its large installed base of products, estimated to be approximately $2.4 billion as of February 24, 1996 (valued at replacement prices), gives it a significant advantage over competitors in obtaining orders for refurbishment programs, principally due to the tendency of the airlines to purchase equipment for such programs from the original supplier. With the exception of spare parts sales, BEA's revenues are generated from programs initiated by the airlines which may vary significantly from year to year in terms of size, mix of products and length of delivery. As a result, BEA's revenues and margins may fluctuate from period to period based upon the size and timing of the program and the type of products sold. Historically, BEA experienced certain trends in its two revenue drivers: as the airlines took deliveries of large numbers of new aircraft, refurbishment programs as a percentage of revenues declined and similarly, when new aircraft deliveries declined, refurbishment programs tended to increase in number and size. Changes in revenues by classes of product are the result of acquisitions and volume demand in the industry, as more fully described in the Discussion and Analysis that follows. During the most recent airline industry recession, which ended in 1994, the airlines significantly depleted their cash reserves and incurred record losses. In an effort to improve their liquidity, the airlines conserved cash by reducing or deferring cabin interior refurbishment and upgrade programs and purchases of new aircraft. As a result, in contrast with historical experience, BEA experienced declines in the number of both new orders and refurbishments.

     Since early 1994, the airlines have experienced a significant turnaround in operating results, with the domestic airline industry achieving record operating earnings during calendar 1995. The airline cabin interior products industry business cycle, however, generally lags that of the commercial airlines because of the airlines' practice of gradually implementing refurbishment and replacement programs. Consequently, only in the past fiscal year has BEA begun to experience growth in its backlog of seating and galley products, representing the first time in over two years BEA has seen growth of new seating orders in excess of shipments. Management believes that the growth in backlog, which has historically preceded growth in BEA's revenues, is an early reflection of the airlines' need to begin refurbishing worn fleets and their ability to do so as a result of the strengthening of the airlines' balance sheets. The Company expects the recent backlog growth to begin to be reflected in its operations beginning in its fiscal year commencing February 25, 1996 as the products are delivered.

     Notwithstanding the industry declines in recent years, BEA has substantially expanded the size, scope and nature of its business as a result of a number of acquisitions. During the fiscal year ended February 26, 1994, BEA completed the following acquisitions: On April 29, 1993, the Company acquired, through a Dutch holding company, all of the capital stock of Inventum, a supplier of galley inserts including ovens, beverage makers and water boilers to airlines located primarily in Europe and the Pacific Rim. On August 23, 1993, the Company acquired all of the capital stock of Nordskog, an industry pioneer in galley structures and inserts. On August 26, 1993, the Company acquired all of the capital stock of Acurex, the leading worldwide supplier of commercial aircraft refrigeration products. On October 13, 1993, the Company acquired substantially all of the assets and certain of the liabilities of Airvision, a manufacturer of inflight entertainment equipment. On January 24, 1996 the Company acquired all of the stock of Burns, an industry leader in commercial aircraft seating. While the Company will continue to be susceptible to industry-wide conditions, management believes that the Company's significantly more diversified product line and revenue base achieved through acquisitions has reduced its exposure to demand fluctuations in any one product area.

     The Burns acquisition will significantly impact BEA's results of operations. Management believes the incremental cash flow arising from Burns' existing operations and further supplemented by the cost savings expected to be realized upon the business combination will be substantial. BEA believes there are significant opportunities and synergies in acquiring Burns. Burns was one of the three leading North American suppliers of commercial aircraft passenger seats, with a base of airline customers that is largely complementary to that of BEA. Prior to the acquisition, BEA's and Burns' approximate share of the worldwide seating products market were 30% and 20%, respectively, based on fiscal 1996 unit sales. Seat manufacturing capacity utilization at the Company's seating products division is approximately 50%. By consolidating engineering, marketing, administration and manufacturing operations of the two companies, BEA will be able to reduce fixed costs, thereby enhancing its low cost position. Management believes that the combined company also will have among the most advanced manufacturing facilities in the commercial airline seating products industry. Following the acquisition, the Company will have a substantial base of prestigious airline customers, including British Air, Cathay Pacific, Lufthansa, Singapore, United, JAL, Southwest, KLM, Northwest, Delta and others.

     The Company has specifically identified cost reductions resulting from the Burns business integration plan which is being implemented. The business integration plan contemplates (i) the elimination of duplicate executive, sales and marketing, research and engineering and administrative functions at Burns, (ii) shifting Burns' seat assembly operations to BEA's facilities and
(iii) shifting certain of BEA's seating fabrication operations to Burns. The cost reductions for cost of sales, selling, general and administrative expense and research and development expense are comprised of labor and overhead expenses that are expected to be eliminated in conjunction with the implementation of the Burns business integration plan. This business integration plan provides for the events generating the cost reductions to occur in phases, beginning in the initial year.

     In conjunction with the implementation of the Burns business integration plan, as of May 1, 1996 the Company had implemented the following initiatives and actions: (i) provided notice to employees and the applicable union of a plant closure (ii) met with employees in other affected locations to describe the pending reductions in force as a result of the shifting of certain processes between the two plants and (iii) eliminated certain redundant executive, sales & marketing, research and engineering and administration personnel. Management believes that costs will be reduced substantially as a result of the Burns integration plan.

                  [Remainder of page intentionally left blank]

RESULTS OF OPERATIONS - YEAR ENDED FEBRUARY 24, 1996 COMPARED WITH YEAR ENDED FEBRUARY 25, 1995

     Sales for the year ended February 24, 1996 were $232,582,000 or 1% greater than sales of $229,347,000 in the prior year. This increase in sales is primarily related to the inclusion of results of operations of Burns, which was acquired during the fourth quarter of fiscal 1996. Offsetting this increase in revenues was the negative impact of the ten week strike at Boeing, which ended December 14, 1995.

     At February 24, 1996, the Company's backlog stood at approximately $450 million, up from $331 million at February 25, 1995. The increase in backlog is attributable to the acquisition of Burns, along with solid growth from orders placed by the airlines. During the year ended February 24, 1996, and for the first time in over two years, the airlines placed orders for the Company's seating and galley products in excess of its shipment levels, resulting in an increase in its seating and galley products backlog. Management estimates that approximately 59% of its backlog is deliverable in fiscal 1997.

     Gross profit was $72,551,000 or 31.3% of sales for the year ended February 24, 1996 and was $1,933,000 less than gross profit for the prior year of $74,484,000 which represented 32.5% of sales. The decrease in gross profit during the year ended February 24, 1996 is primarily the result of the mix of products sold.

     Selling, general and administrative expenses were $42,000,000 (18.1% of sales) for the year ended February 24, 1996. This was $10,213,000 higher than the comparable period in the prior year of $31,787,000 (13.9% of sales), principally due to costs associated with the Burns acquisition and related organizational changes brought about by this acquisition, higher promotional and selling costs associated with BEA's participation in annual industry trade shows, and higher medical benefits and legal costs during fiscal 1996.

     Effective as of the beginning of fiscal 1996 the Company changed its method of accounting for pre-contract engineering expenditures associated with customer orders. These expenditures, which previously were carried in inventory for amortization over future deliveries, are now expensed as incurred. As a result of this change in accounting method, research, development and engineering for the year ended February 24, 1996 increased by $42,726,000 to $58,327,000, as compared to $12,860,000 in the prior year.

     Amortization expense for the year ended February 24, 1996 of $9,499,000 was $455,000 less than the amount recorded in the prior year and is due to the lower level of intangible assets being amortized during fiscal 1996.

     Other expenses were $4,170,000 for the year ended February 24, 1996 and relate to costs associated with the integration and consolidation of the Company's European seating business. Other expenses for the year ended February 25, 1995 were $23,736,000 and related primarily to a charge associated with BEA's earlier generations of passenger entertainment systems.

     Interest expense, net was $18,636,000 for the year ended February 24, 1996 or $2,617,000 higher than the prior year. This increase is the result of an increase in the amount of the Company's long-term debt outstanding, as well as higher interest rates.

     No income tax benefit was provided for the year ended February 24, 1996 as compared to a tax benefit of $6,806,000 (36%) for the prior year.

     The Company recorded the cumulative effect of an accounting change of $23,332,000 during the year ended February 24, 1996. Such amount represents the total amount of capitalized pre-contract engineering costs which were included in inventories as of February 25, 1995.

     The net loss for fiscal 1996 was ($83,413,000) or $(5.15) per share as compared to a net loss of ($12,066,000) or $(.75) per share in the prior year.

RESULTS OF OPERATIONS--YEAR ENDED FEBRUARY 25, 1995 (FISCAL 1995)
COMPARED WITH YEAR ENDED FEBRUARY 26, 1994 (FISCAL 1994)

     Sales for the year ended February 25, 1995 were $229,347,000 or 13% higher than sales of $203,364,000 in the prior year. The increase in sales was primarily related to the results of operations of businesses acquired at the end of the second quarter of fiscal 1994. The level of activity in the cabin interior products industry continued to reflect the depressed conditions within the airline industry.

     At February 25, 1995, BEA's backlog stood at $331 million, up from $241 million at February 26, 1994. Substantially all of the growth in backlog was attributable to BEA's inflight entertainment products; backlog for BEA's seating and galley products continued to decline through fiscal 1995 as a result of the depressed conditions present in the airline industry.

     Gross profit was $74,484,000, or 32% of sales, for the year ended February 25, 1995 and was $7,427,000, or 11%, greater than the prior year's gross profit of $67,057,000, which represented 33% of sales. The increase in gross profit during the fiscal year ended February 25, 1995 was in large part the result of higher revenues associated with the businesses acquired at the end of the second quarter of fiscal 1994.

     Selling, general and administrative expenses were $31,787,000, or 14% of sales, for the year ended February 25, 1995. This was $3,623,000, or 13%, higher than the selling, general and administrative expenses for the comparable period in the prior year of $28,164,000 (14% of sales), principally due to the acquisitions completed during fiscal 1995.

     Research and development expenses were $12,860,000, or 6% of sales, for the fiscal year ended February 25, 1995. For the prior year, research and development expenses were $9,876,000, or 5% of sales. The increase in research and development was attributable to BEA's ongoing new product development programs.

     Amortization expense for the fiscal year ended February 25, 1995 of $9,954,000 was $2,355,000, or 31%, higher than the amount recorded in the prior year, and was due to the acquisitions completed during fiscal 1995.

     Other expenses consisted of a charge of $23,736,000 related primarily to intangible assets and inventories associated with BEA's earlier generations of passenger entertainment systems. The introduction of BEA's MDDS, which BEA expects to become the industry's standard for inflight passenger and service entertainment, has captured the dominant market share with it receiving contract awards from major airlines totaling more than $150 million during the fiscal year ended February 25, 1995. The MDDS also caused major carriers to convert programs for earlier products of BEA to the MDDS and has resulted in two of BEA's principal competitors offering to develop for the airlines systems similar to BEA's MDDS. These events caused the inflight entertainment industry to re-evaluate its product offerings and, in the process, have impaired the value of certain of its assets. As a result, BEA has written down certain of its assets principally related to its earlier systems.

     Principally due to the other expenses described above, BEA recorded a net operating loss of ($3,853,000) for the fiscal year ended February 25, 1995, as compared to operating earnings of $21,418,000 in the prior year. Operating earnings for the period before the special charge mentioned above were $19,883,000.

     Net interest expense of $15,019,000 for the fiscal year ended February 25, 1995 was $2,438,000, or 19%, higher than the prior year. This increase was the result of an increase in the amount of BEA's long-term debt outstanding, as well as higher interest rates.

     An income tax benefit of ($6,806,000) (36% of the loss before income taxes) was recognized principally as the result of the charge described above. Income tax expense for the fiscal year ended February 26, 1994 was $3,481,000 or 39% of earnings before income taxes.

     The net loss for fiscal 1995 was $(12,066,000) or $(.75) per share as compared to net earnings of $5,356,000 or $.35 per share in the prior year, principally due to the charge.

RESULTS OF OPERATIONS--YEAR ENDED FEBRUARY 26, 1994 (FISCAL 1994)
COMPARED WITH YEAR ENDED FEBRUARY 27, 1993 (FISCAL 1993)

     Sales for the fiscal year ended February 26, 1994 were $203,364,000 or 3% higher than sales of $198,019,000 for the prior year. Decreases in sales of seating and galley products were more than offset by revenues from the acquisitions completed during fiscal 1994. The sales performance during fiscal 1994 reflected the steep decline in new aircraft shipments to the airlines generally, the delays by the airlines in placing orders associated with BEA's refurbishment, retrofit and spares programs and the timing of scheduled shipments within its backlog.

     At February 26, 1994, BEA's backlog stood at $241 million, which was up from $191 million at February 27, 1993, but reflects a decline of approximately $11 million from the prior quarter. This reversal in backlog growth and actual decrease versus the backlog level at November 27, 1993 reflected the airline environment in which programs were deferred by the airlines due to their financial status.

     Gross profit was $67,057,000, or 33% of sales, for fiscal 1994 and was $6,728,000, or 11%, higher than the prior year's gross profit of $60,329,000, which represented 30% of sales. The increase in gross profit during fiscal 1994 was due principally to revenue mix and lower manufacturing costs associated with certain products.

     Selling, general and administrative expenses were $28,164,000, or 14% of sales, for fiscal 1994. This was $6,466,000, or 30%, higher than selling, general and administrative expenses for the prior year of $21,698,000 (11% of sales), principally due to the acquisitions completed during fiscal 1994.

     Research and development expenses were $9,876,000, or 5% of sales, for fiscal 1994. Research and development expenses were $11,299,000, or 6% of sales, for the prior year. The change in spending between the years is reflective of the status of BEA's various research and development programs.

     Amortization expense for fiscal 1994 of $7,599,000 was $3,048,000, or 67%, higher than the amount recorded in fiscal 1993. The increase in amortization expense was due to higher levels of intangible assets resulting from the acquisitions completed during fiscal 1994.

     Operating earnings for the fiscal year ended February 24, 1994 were $21,418,000 or $1,363,000 less than the prior year.

     Net interest expense of $12,581,000 for fiscal 1994 was $8,626,000, or 218%, higher than net interest expense of $3,955,000 recorded for the prior year, and was due to the increase in BEA's long-term debt outstanding during fiscal 1994, principally related to the issuance of the Senior Notes. The proceeds from the sale of BEA's Senior Notes that had not been deployed in its business were invested in interest-bearing cash equivalents during fiscal 1994 at an average rate of approximately 3%. Interest income related to these cash equivalents during fiscal 1994 was $1,506,000.

     Income tax expense for fiscal 1994 was $3,481,000, or 39% of earnings before income taxes, as compared to a tax rate of 35% for fiscal 1993. The increase in the effective tax rate during 1994 increase was due principally to the nondeductible portion of amortization expense associated with the acquisitions completed by BEA during fiscal 1994.

     Net earnings were $5,356,000 or $.35 per share for fiscal 1994 as compared to $11,628,000 or $.98 per share in the prior year. The decrease in earnings per share reflects the impact of lower net earnings, as well as a 30% increase in the number of common and common equivalent shares from year to year.

Liquidity and Capital Resources

     BEA's primary requirements for working capital have been directly related to its accounts receivable and inventory levels, costs associated with the design and development of the MDDS and other products and scheduled interest payments on its indebtedness. BEA's working capital was $41,824,000 as of February 24, 1996 compared to $76,563,000 as of February 25, 1995.

     In January 1996 the Company amended its existing credit facilities by increasing the aggregate principal amount that may be borrowed thereunder to $100,000,000 (the "Bank Credit Facility"). The Bank Credit Facility consists of a $25,000,000 Reducing Revolver and a $75,000,000 Revolving Facility.
The amount of the Reducing Revolver will be reduced automatically by 12.5% on April 19, 1999 and on each of the seven succeeding quarterly anniversaries of such date. The Reducing Revolver is collateralized by all of the issued and outstanding capital stock of Acurex and has a five year maturity, with the commitments of the lenders thereunder reducing during such five year period, and the Revolving Facility is collateralized by all of the Company's accounts receivable, all of its inventory and substantially all of its other personal property and has a five year maturity. The Bank Credit Facility contains customary affirmative covenants, negative covenants and conditions of borrowing. At February 24, 1996 indebtedness in an aggregate principal amount of approximately $38,000,000, plus letters of credit amounting to approximately $6,000,000, were outstanding under the Bank Credit Facility.

     The Company's liquidity requirements consist primarily of working capital needs and scheduled payments of interest on its indebtedness and costs associated with integrating Burns. As a result of the Burns acquisition, the Company will have significantly increased cash requirements for the payment of interest on its outstanding borrowings. Based on interest rates in effect, assuming no changes in borrowings under the Bank Credit Facility, cash requirements for debt service would be approximately $27.9 million, $27.8 million, $27.7 million, $27.5 million and $63.4 million for fiscal years 1997 through 2001, respectively. No principal payments are required for any of the borrowings under the bank credit facility until February, 2001 at which time any unpaid principal under the Bank Credit Facility will be due and payable.

     At February 24, 1996, the Company's cash and cash equivalents were $15,376,000 compared to $8,319,000 at February 25, 1995. Cash used in operating activities in the year ended February 24, 1996 was $34,562,000, and cash provided by operating activities in 1995 was $2,056,000 compared to $5,791,000 in 1994. The primary source of cash during the year ended February 24, 1996 was non-cash charges for depreciation and amortization of $18,435,000 and the cumulative effect of the accounting change of $23,332,000 which was offset by a use of cash for research, development and engineering of $58,327,000 and for inventory of $11,929,000. The primary sources of cash from operations in fiscal 1995 were non-cash charges for depreciation and amortization and changes in intangible assets. Significant changes in operating assets during 1995 were the increase in inventories of $16,863,000 offset by a decrease in accounts receivable of $6,226,000 and an increase in accounts payable of $7,295,000. Significant changes in operating assets during 1994 were the increase in inventories and accounts receivable of $4,153,000 and $3,188,000, respectively and the decrease in other liabilities of $9,071,000 offset by an increase in accounts payable of $6,056,000.

     The Company's capital expenditures were $13,656,000, $12,172,000, $11,002,000 in 1996, 1995, and 1994 respectively. Also, the Company used cash in certain acquisitions amounting to $42,500,000 and $107,506,000 in 1996 and 1994, respectively.

     The Company expects that its capital expenditures for 1997 will be approximately $15,000,000. These capital expenditures will relate principally to maintenance of operations and development of new product applications.

     The Company believes that cash flow from operations and availability under the Bank Credit Facility provide adequate funds for its working capital needs, planned capital expenditures and debt service obligations through the term of the Bank Credit Facility. The Company believes that it will be able to refinance the Bank Credit Facility prior to its termination, although there can be no assurance that it will be able to do so. The Company's ability to fund its operations and make planned capital expenditures, to make scheduled payments and to refinance its indebtedness depends on its future operating performance and cash flow, which, in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond its control.

Industry Conditions

     The Company's customers are the world's commercial airlines. As a result, the Company's business is directly dependent upon the conditions in the commercial airline industry. In the late 1980's and early 1990's the world airline industry suffered a severe downturn which resulted in record losses and several air carriers seeking protection under bankruptcy laws. As a consequence, during such period, airlines sought to conserve cash by reducing or deferring scheduled cabin interior refurbishment and upgrade programs and delaying purchases of new aircraft. This led to a significant contraction in the commercial aircraft cabin interior products industry, and a decline in the Company's business and profitability. The airline industry is currently experiencing an economic turnaround, with significantly improved results, although the levels of airline spending on refurbishment and new aircraft purchases continue to be below the levels experienced in the mid 1980's. A number of world's airlines have placed significant orders for new aircraft over the past 12 months, and some industry sources are now predicting that new aircraft deliveries will increase by 10-15% per year over the next several years. The Company stands to benefit from this trend to the extent that it maintains its market shares and the airlines in fact continue to take deliveries of a greater number of new aircraft. Due to the volatility of the airline industry, there can be no assurance that the recent profitability of the airline industry will continue or that the airlines will maintain or increase expenditures on cabin interior products for refurbishments or new aircraft.

     The foregoing statements include forward-looking statements which involve risks and uncertainties. The Company's actual experience may differ materially from that discussed above. Factors that might cause such a difference include, but are not limited to, those discussed in "Risk Factors" in the Company's Registration Statement on Form S-4 dated April 3, 1996 as well as future events that have the effect of reducing the Company's available cash balances, such as unexpected operating losses or delays in the integration of the Company's seating business or the delivery of the MDDS interactive video system or capital expenditures or cash expenditures related to possible future acquisitions.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     This information required by this section is set forth on pages F-1 through F-23 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.


                  [Remainder of page intentionally left blank]

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information set forth under the caption "Election of Directors" in the proxy statement to be filed with the Commission in connection with Company's 1996 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated by reference herein.

     Information relating to the executive officers of the Company is set forth in Part I of this report under the caption "Executive Officers of the Registrant."

ITEM 11.  EXECUTIVE COMPENSATION.

     Information set forth under the caption "Executive Compensation" in the Proxy Statement is incorporated by reference herein. The Compensation Committee Report and the Performance Graph included in the Proxy Statement are not incorporated herein.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information set forth under the caption "Beneficial Ownership of Shares" in the Proxy Statement is incorporated by reference herein.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information set forth under the caption "Certain Transactions" in the Proxy Statement is incorporated by reference herein.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) The following documents are filed as part of this report:

1.  Financial Statements (See page F-1).

     Consolidated Balance Sheets, February 24, 1996 and February 25, 1995.

     Consolidated Statements of Operations for the Years Ended February 24, 1996, February 25, 1995, February 26, 1994.

     Consolidated Statements of Stockholders' Equity for the Years Ended February 24, 1996, February 25, 1995, February 26, 1994.

     Consolidated Statements of Cash Flows for the Years Ended February 24, 1996, February 25, 1995, February 26, 1994.

     Notes to Consolidated Financial Statements for the Years Ended February 24, 1996, February 25, 1995, and February 26, 1994.

2.  Financial Statement Schedules.

     Schedule II - Valuation and Qualifying Accounts for the Years Ended February 24, 1996, February 25, 1995 and February 26, 1994.

3.  Exhibits.

The following exhibits are filed herewith:

                                                                                Page number in sequential
                                                                                numbering system where
                                                                                Exhibits may be located
                                                                                ----------------------------
Exhibit 10 (iii)      Executive Compensation Plans and Arrangements

10.1            Amendment No. 3 dated as of April 2, 1996 to the Employment
                Agreement dated as of January 1, 1992 between the Registrant and Amin J. Khoury (the "A. Khoury Agreement")

10.2            Amendment No. 1 dated as of January 1, 1996 to the Employment
                Agreement dated as of April 1, 1992 between the Registrant and
                G. Bernard Jewell  (the "Jewell Agreement")

10.3            Employment Agreement dated as of September 18, 1995 between the
                Registrant and Edmund J. Moriarty

Exhibt 18       Letter re: Change in Accounting Principles

Exhibit 23      Consent of Deloitte & Touche  LLP

Exhibit 27      Financial Data Schedule for the Fiscal Year Ended February 24,
                1996

Exhibit 99      BE Aerospace, Inc. 1994 Employee Stock Purchase Plan--Financial
                Statements as of February 29, 1996 and February 28, 1995; and for the Year Ended February 29, 1996 and the period from May 15,
                1994 (inception) to February 28, 1995 and Independent Auditors'
                Report

                BE Aerospace, Inc. Savings and Profit Sharing Plan and
                Trust--Financial Statements for the Ten Months Ended December
                31, 1995 and the Year Ended February 28, 1995, Supplemental
                Schedules and Independent Auditors' Report


     The following exhibits previously have been filed with the Commission under the Securities Act of 1933 and/or the Securities Exchange Act of 1934 and are incorporated by reference herein. (i) the Registrant's Registration Statement on Form S-1, as amended (No. 33-33689), filed with the Commission on March 7, 1990 (referred to below as "33-33689"); (ii) the Registrant's Registration Statement on Form S-1, as amended (No. 33-43147), filed with the Commission on October 3, 1991 (referred to below as "33-43147"); (iii) the Registrant's Registration Statement on Form S-1, as amended (No. 33-54146), filed with the Commission on November 3, 1992 (referred to below as "33-54146"); (iv) the Registrant's Registration Statement on Form S-3, as amended (No. 33-57798) filed with the Commission on February 2, 1993 (referred to below as "33-57798"); (v) the Registrant's Registration Statement on Form S-2 (No. 33-66490) filed with the Commission on July 23, 1993 (referred to below as "33-66490"); (vi) the Registrant's Registration Statement on Form S-8 (No. 33-48119), filed with the Commission on May 26, 1992 (referred to below as "33-48119"); (vii) the Registrant's Registration Statement on Form S-8 (No. 33-72194), filed with the Commission on November 29, 1993 (referred to below as "33-72194"); (viii) the Registrant's Registration Statement on Form S-8 (No. 33-82894), filed with the Commission on August 16, 1994 (referred to below as "33-82894"); (ix) the Registrant's Registration Statement on Form S-4 (No. 333-00433, filed with the Commission on January 26, 1996 (referred to below as "33-00433");(x) the Registrant's Current Report on Form 8-K dated March 5, 1992, filed with the Commission on March 6, 1992 (referred to below as "March 1992 8-K"); (xi) the Registrant's Current Report on Form 8-K dated April 16, 1992, filed with the Commission on April 17, 1992 (referred to below as "April 8-K"); (xii) the Registrants' Current Report on Form 8-K dated August 23, 1993, filed with the Commission on September 7, 1994 (referred to below as "August 8-K"); (xiii) the Registant's Current Report on Form 8-K dated December 14, 1995 filed with the Commission on December 28, 1995 (referred to below as "December 8-K"); (xiv) the Registrant's Current Report on Form 8-K dated March 26, 1996, filed with the Commission on April 5, 1996 (referred to below as "March 1996 8-K");(xv);the Registrant's Annual Report on Form 10-K for the seven-month transition period ended February 29, 1992, filed with the Commission on May 27, 1992 (referred to below as "1992 10-K"); (xvi) the Registrant's Report on Form 10-K, as amended, for the fiscal year ended February 27, 1993, filed with the Commission on May 13, 1993 (referred to below as "1993 10-K"); (xvii) the Registrant's Annual Report on Form 10-K, as amended, for the fiscal year ended February 26, 1994, filed with the Commission on May 23, 1994 (referred to below as "1994 10-K"); and (xviii) the Registrant's Annual Report on Form 10-K, for the fiscal year ended February 25, 1995, filed with the Commission on May 24, 1995 (referred to below as "1995 10-K").


                                                                                Exhibit number and filing
                                                                                reference from which Exhibits
                                                                                are incorporated by reference
Exhibit 3.     Articles of Incorporation and By-laws

3.1            Amended and Restated Certificate of Incorporation                               3.1          33-33689

3.2            Certificate of Amendment of the Restated Certificate                              3          33-54146
               of Incorporation

3.3            Amended and Restated by-laws                                                    3.2        March  8-K


Exhibit 4. Instruments defining the rights of security holders, including debentures

4.1            Specimen Common Stock Certificate                                                 4          33-33689

4.2            Form of Note for the Registrant's issue of 9 3/4% Senior Notes                  4.1          33-57798

4.3            Indenture dated March 3, 1993 between U.S. Trust                                4.2          33-57798
               Company of New York, as trustee, and the Registrant
               relating to the Registrant's 9 3/4% Senior Notes

4.4            First Supplemental Indenture to Indenture dated March 3, 1993 for               4.2         333-00433
               the Registrant's 9 3/4% Senior Notes

4.5            Form of Note for the Registrant's 9 7/8% Senior Subordinated Notes              4.3         333-00433

4.6            Form of Note for the Registrant's Series B 9 7/8% Senior                        4.3         333-00433
               Subordinated Notes

4.7            Indenture dated January 24, 1996 between Fleet National Bank, as                4.1         333-00433
               trustee, and the Registrant relating to the Registrant's 9 7/8%
               Senior Subordinated Notes and Series B 9 7/8% Senior Subordinated
               Notes

4.8            Form of Stockholders' Agreement by and among the                                4.4          33-66490
               Registrant, Summit Ventures II, L.P., Summit Investors II,
               L.P. and Wedbush Capital Partners

                                                                                Exhibit number and filing
                                                                                reference from which Exhibits
                                                                                are incorporated by reference
Exhibit 10(i)              Material Contracts

10.4           Supply Agreement dated as of April 17, 1990 between                          10.7        33-33689
               the Registrant and Applied Extrusion Technologies, Inc.

10.5           Amended and Restated Credit Agreement the "Chase Credit                     10.33       1994 10-K
               Agreement"), dated as of May 18,  1994  among the  Registrant, the banks named therein and The Chase Manhattan Bank, N.A. as agent

10.6           Amendment No. 1 dated May 18, 1994 to the Chase Credit Agreement            10.33       1995 10-K

10.7           Amendment No. 2 dated January 19, 1996 to the Chase Credit Agreement         10.3       333-00433

10.8           Receivables Sales Agreement dated January 24, 1996 among the                 10.1       333-00433
               Registrant, First Trust of Illinois, N.A. and Centrally Held Eagle
               Receivables Program, Inc.

0.9            Escrow Agreement dated January 24, 1996 among the Registrant, Eagle          10.2       333-00433
               Industrial Products Corporation and First Trust of Illinois, NA, as
               Escrow Agent

10.10          Acquisition Agreement dated as of December 14, 1995 by and among                1    December 8-K
               the Registrant, Eagle Industrial Products Corporation, Eagle
               Industries, Inc., and Great American Management and Investment, Inc.

10.11          Flight Equipment and Engineering Limited ("FEEL") Stock                       2.1       April 8-K
               Purchase Agreement among FEEL Holdings Limited,
               Dr. Ling Kai K'ung, Mr. John Frederick Branham
               ("Mr. Branham"), Mr. John Tcheng and the Registrant dated
               April 2, 1992

10.12          Agreement among Boustead Industries Limited, FEEL,                          10.26       1993 10-K
               Boustead PLC and the Registrant relating to the sale
               and purchase of the entire issued share capital of
               Fort Hill Aircraft Holdings Limited dated February 8, 1993

10.13          Acquisition Agreement among the Registrant,                                 10.28       1993 10-K
               Inventum and B.V. Industrieele Maatschappij dated
               as of April 29, 1993

Exhibit 10(ii)                   Leases

10.14          Lease dated May 15, 1992 between McDonnell Douglas Realty                  10.1          33-54148
               Company, as lessor, and the Registrant, as lessee, relating to the Irvine, California property


                                                                                Exhibit number and filing
                                                                                reference from which Exhibits
                                                                                are incorporated by reference

10.15          Lease dated September 1, 1992 relating to the Wellington,                      10.2          33-54146
               Florida property

10.16          Chesham, England Lease dated October 1, 1973                               10.13(a)         1992 10-K
               between  Drawheath  Limited and The  Peninsular and Oriental Steam
               Navigation Company (assigned in February 1985)

10.17          Kilkeel, Northern Ireland Lease dated April, 1984                             10.27         1993 10-K
               between The Department of Economic Development
               and Aircraft Furnishing International Limited.

10.18          Utrecht, The Netherlands Lease dated December 15, 1988                        10.29         1993 10-K
               between the Pension Fund Foundation for Food Supply Commodity Boards
               and Inventum

10.19          Utrecht, The Netherlands Lease dated January 31, 1992                         10.30         1993 10-K
               between G.W. van de Grift Onroerend Goed B.V.
               and Inventum

10.20          Lease dated October 25, 1993 relating to the property                         10.32         1994 10-K
               in Longwood, Florida.


Exhibit 10(iii)   Executive Compensation Plans and Arrangements

10.21          Amended and Restated 1989 Stock Option Plan                                    28.1          33-48119

10.22          Directors' 1991 Stock Option Plan                                              28.2          33-48119

10.23          1990 Stock Option Agreement with Richard G. Hamermesh                          28.3          33-48119

10.24          1990 Stock Option Agreement with B. Martha Cassidy                             28.4          33-48119

10.25          1990 Stock Option Agreement with Jim C. Cowart                                 28.5          33-48119

10.26          1990 Stock Option Agreement with Petros A. Palandjian                          28.7          33-48119

10.27          1990 Stock Option Agreement with Hansjoerg Wyss                                 28.8          33-48119

10.28          1991 Stock Option Agreement with Amin J. Khoury                                28.9          33-48119

10.29          1991 Stock Option Agreement with Jim C. Cowart                                28.10          33-48119

10.30          1992 Stock Option Agreement with Amin J. Khoury                               28.11          33-48119

10.31          1992 Stock Option Agreement with Jim C. Cowart                                28.12          33-48119

10.32          1992 Stock Option Agreement with Paul W. Marshall                             28.13          33-48119

10.33          1992 Stock Option Agreement with David Lahar


                                                                                Exhibit number and filing
                                                                                reference from which Exhibits
                                                                                are incorporated by reference


10.34        United Kingdom 1992 Employee Share Option Scheme                              10.4               33-54146

10.35        1994 Employee Stock Purchase Plan                                               99               33-82894

10.36        Employment Agreement dated as of January 1, 1992                          10.12(a)              1992 10-K
             between the Registrant and Amin J. Khoury (the "A. Khoury
             Agreement")

10.37        Amendment No. 2 dated as of April 1, 1996 to the A. Khoury                    10.2         March 1996 8-K
             Agreement

10.38        Employment Agreement dated as of March 1, 1992                            10.12(b)              1992 10-K
             between the Registrant and Robert J. Khoury (the "R. Khoury
             Agreement")

10.39        Amendment No. 2 dated as of January 1, 1996 to the R. Khoury                  10.3         March 1996 8-K
             Agreement

10.40        Employment Agreement dated as of March 1, 1992                            10.12(c)              1992 10-K
             between the Registrant and Marco Lanza (the "Lanza Agreement")

10.41        Amendment No. 1 dated as of January 1, 1996 to the Lanza Agreement            10.5         March 1996 8-K

10.42        Employment Agreement dated as of April 1, 1992                            10.12(e)              1992 10-K
             between the Registrant and G. Bernard Jewell

10.43        Employment Agreement dated as of May 1, 1994 between                         10.34              1994 10-K
             the Registrant and Thomas P. McCaffrey (the "McCaffrey Agreement")

10.44        Amendment No 1. dated as of January 1, 1996 to the McCaffrey                  10.4         March 1996 8-K
             Agreement

10.45        Employment Agreement dated as of April 1, 1996 by and between the             10.1         March 1996 8-K
             Registrant and Paul E. Fulchino

Exhibit 21   Subsidiaries of the registrant                                                  21              1993 10-K

(b)  Reports on Form 8-K:

     The Company filed two reports on Form 8-K during the last quarter of the fiscal year:

1.  February 7, 1996     Acquisition of Burns
2.  April 5, 1996        Amendments to Employment Agreements with Amin J.
                         Khoury, Robert J. Khoury, Thomas P. McCaffrey and
                         Marco Lanza.  New Employment Agreement with
                         Paul E. Fulchino.


                  [Remainder of page intentionally left blank]

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed om its behalf by the undersigned, thereunto duly authorized.


                                                   BE AEROSPACE, INC.


                                                   By /s/ Robert J. Khoury
                                                   Vice Chairman and
                                                   Chief Executive Officer

Dated:  May 17, 1996



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on May 17, 1996 by the following persons on behalf of the registrant in the capacities indicated.


     Signature                     Title

/s/ Amin J. Khoury                 Chairman


/s/ Robert J. Khoury               Vice Chairman, Chief Executive Officer
                                   and Director


/s/ Paul E. Fulchino               President, Chief Operating Officer
                                   and Director


/s/ Thomas P. McCaffrey            Vice President, Chief Financial Officer
                                   and Assistant Secretary (principal financial
                                   and accounting officer)

/s/  Jim C. Cowart                 Director


/s/  Richard G. Hamermesh          Director


/s/  Brian H. Rowe                 Director


/s/  Hansjorg Wyss                 Director


ITEM 8.  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE.

Independent Auditors' Report                                               F-2

Financial Statements:

Consolidated Balance Sheets, February 24, 1996 and February 25, 1995.      F-3

Consolidated Statements of Operations for the Years Ended February 24,     F-4
1996, F-4 February 25, 1995 and February 26, 1994.

Consolidated Statements of Stockholders' Equity for the Years Ended        F-5
February 24, 1996, February 25, 1995, and February 26, 1994.

Consolidated Statements of Cash Flows for the Years Ended February 24,     F-6
1996, February 25, 1995 and February 26, 1994.

Notes to Consolidated Financial Statements for the Years Ended February    F-8
24, 1996, February 25, 1995, and February 26, 1994.

Financial Statement Schedule:

Schedule II - Valuation and Qualifying Accounts for the Years Ended        F-22
February 24, 1996, February 25, 1995, and February 26, 1994.


                  [Remainder of page intentionally left blank]

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
BE Aerospace, Inc.
Wellington, Florida


     We have audited the accompanying consolidated balance sheets of BE Aerospace, Inc. and subsidiaries as of February 24, 1996 and February 25, 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended February 24, 1996. Our audits also included the financial statement schedule on page F-22. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of BE Aerospace, Inc. and subsidiaries as of February 24, 1996 and February 25, 1995, and the results of their operations and their cash flows for each of the three years in the period ended February 24, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As discussed in Note 2 to the consolidated financial statements, in the year ended February 24, 1996 the Company changed its method of accounting for engineering expenditures.


DELOITTE & TOUCHE LLP


Costa Mesa,  California
April 19, 1996


CONSOLIDATED BALANCE SHEETS, FEBRUARY 24, 1996 AND FEBRUARY 25, 1995
(Dollars in thousands, except share data)

ASSETS                                         1996        1995
- ------                                         ----        ----
CURRENT ASSETS:
Cash and cash equivalents                 $  15,376    $   8,319
Accounts receivable - trade, less
allowance for doubtful accounts
 of $4,973 (1996) and $4,034 (1995)          54,242       48,915
Inventories, net                             72,569       71,347
Deferred income taxes                          --          6,502
Income tax refund receivable                   --          1,019
Other current assets                          7,621        6,415
                                              -----        -----
  Total current assets                      149,808      142,517
                                            -------      -------
PROPERTY AND EQUIPMENT, net                  86,357       60,304
INTANGIBLES AND OTHER ASSETS, net           197,421      177,133
                                            -------      -------
                                          $ 433,586    $ 379,954
                                          =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                          $  45,102    $  35,164
Accrued liabilities                          56,400       26,123
Current portion of long-term debt             6,482        4,667
                                              -----        -----
  Total current liabilities                 107,984       65,954
                                            -------       ------

LONG-TERM DEBT                              273,192      172,693
DEFERRED INCOME TAXES                         1,257       11,212
OTHER LIABILITIES                             6,996        4,764

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value;
1,000,000 shares authorized; no
no shares outstanding; Common
stock, $.01 par value;
30,000,000 shares authorized
16,392,994 (1996) and
16,095,790 (1995) shares issued
and outstanding                                 164          160
Additional paid-in capital                  121,366      119,209
Retained earnings (deficit)                 (75,995)       7,418
Cumulative foreign exchange translation
adjustment                                   (1,378)      (1,456)
                                             ------       ------

Total stockholders' equity                   44,157      125,331
                                             ------      -------
                                          $ 433,586    $ 379,954
                                          =========    =========

See notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED FEBRUARY 24, 1996, FEBRUARY 25, 1995
AND FEBRUARY 26, 1994
(Dollars in thousands, except per share data)


                                                       Year ended
                                            Feb. 24,     Feb. 25,      Feb. 26,
                                               1996         1995          1994

NET SALES                                  $ 232,582    $ 229,347    $ 203,364
COST OF SALES                                160,031      154,863      136,307
                                             -------      -------      -------
GROSS PROFIT                                  72,551       74,484       67,057

OPERATING EXPENSES:

Selling, general and administrative           42,000       31,787       28,164
Research, development and engineering         58,327       12,860        9,876
Amortization of intangible assets              9,499        9,954        7,599
Other expenses                                 4,170       23,736         --
                                               -----       ------       ------
  Total operating expenses                   113,996       78,337       45,639
                                             -------       ------       ------

OPERATING EARNINGS (LOSS)                    (41,445)      (3,853)      21,418
INTEREST EXPENSE,  net                        18,636       15,019       12,581
                                              ------       ------       ------

EARNINGS (LOSS) BEFORE INCOME TAXES
(BENEFIT) AND CUMULATIVE EFFECT
OF CHANGE IN ACCOUNTING PRINCIPLE            (60,081)     (18,872)       8,837
INCOME TAXES (BENEFIT)                          --         (6,806)       3,481
                                             -------       ------        -----

EARNINGS (LOSS) BEFORE CUMULATIVE
EFFECT OF CHANGE IN ACCOUNTING               (60,081)     (12,066)       5,356
PRINCIPLE

CUMULATIVE EFFECT OF CHANGE IN
ACCOUNTING PRINCIPLE                         (23,332)        --           --
                                             -------       ------        -----

NET EARNINGS (LOSS)                        $ (83,413)   $ (12,066)   $   5,356
                                           =========    =========    =========
EARNINGS (LOSS) PER COMMON SHARE:
Earnings (loss) before cumulative effect
  of change in accounting principle        $   (3.71)   $   (0.75)   $    0.35
Cumulative effect of change in
  accounting principle                         (1.44)        --           --
                                               -----        -----       ------
Net earnings (loss)                        $   (5.15)   $   (0.75)   $    0.35
                                           =========    =========    =========


See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED FEBRUARY 24, 1996, FEBRUARY 25, 1995 AND FEBRUARY 26, 1994
(in thousands)

                                                           Additional Retained     Currency       Total
                                    Common Stock           Paid-in    Earnings     Translation    Stockholders'
                                    Shares       Amount    Capital    (Deficit)    Adjustment     Equity
Balance, February 27, 1993          14,606       $ 146   $  98,156   $  14,128    $  (4,456)   $ 107,974
Issuance of common stock             1,272          12      19,080           -            -       19,092
Exercise of stock options              107           1         963           -            -          964
Tax benefit from
  exercise of non
  statutory stock options               -           -          158           -            -          158
Net earnings                            -           -           -        5,356            -        5,356
Foreign currency translation
 adjustment                             -           -           -            -          449          449

Balance, February 26, 1994          15,985         159     118,357      19,484       (4,007)     133,993
Sale of stock under
  employee stock purchase plan          15           -         132           -            -          132
Employee benefit plan
 matching contribution                  96           1         720           -            -          721
Net loss                                 -           -           -     (12,066)           -      (12,066)
Foreign currency translation
  adjustment                             -           -           -           -         2,551       2,551

Balance, February 25, 1995          16,096         160     119,209       7,418       (1,456)     125,331
Sale of stock under
  employee stock purchase plan          74           1         403           -            -          404
Exercise of stock options              121           2         896           -            -          898
Employee benefit plan
 matching contribution                 102           1         858           -            -          859
Net loss                                 -           -           -     (83,413)           -      (83,413)
Foreign currency translation
  adjustment                             -           -           -           -           78           78
                                      ----        ----        ----   ---------    ---------    ---------
Balance, February 24, 1996         16,393        $ 164   $ 121,366   $ (75,995)   $  (1,378)   $  44,157
                                 ========        =====   =========   =========    =========    =========

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED FEBRUARY 24, 1996, FEBRUARY 25, 1995 AND FEBRUARY 26, 1994
(Dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:                               1996         1995         1994
                                                                    ----         ----         ----
Net earnings (loss)                                            $ (83,413)   $ (12,066)   $   5,356
 Adjustments to reconcile net earnings (loss) to
  net cash flows (used in) provided by operating activities:
  Cumulative effect of accounting change                          23,332         --           --
  Depreciation and amortization                                   18,435       16,146       13,115
   Change in intangible assets                                                  8,588
   Deferred income taxes                                          (3,453)      (6,764)       1,657
   Non cash employee benefit plan contributions                      859          721
Changes in operating assets and liabilities, net of effects
   from acquisitions:
    Accounts receivable                                            6,068        6,226       (3,188)
    Inventories                                                  (11,929)     (16,863)      (4,153)
    Income tax refunds receivable                                  1,019          915       (1,934)
    Other current assets                                          (1,657)      (1,500)      (2,047)
    Accounts payable                                               3,008        7,295        6,056
    Other liabilities                                             13,169         (642)      (9,071)
                                                                   -----         ----       ------
Net cash flows (used in) provided by operating activities        (34,562)       2,056        5,791
                                                                 -------        -----        -----
CASH FLOWS FROM INVESTING ACTIVITIES
 Payments for purchase of property and equipment                 (13,656)     (12,172)     (11,002)
 Change in other assets                                           (5,914)      (8,610)      (5,077)
 Acquisitions                                                    (42,500)                 (107,506)
                                                                 -------     --------     --------
Net cash flows used in investing activities                      (62,070)     (20,782)    (123,585)


CASH FLOWS FROM FINANCING ACTIVITIES:
 Net borrowings under revolving lines of credit                    2,000        9,080            -
 Proceeds from issuance of stock, net of
  repurchases                                                      1,302          132          964
 Principal payments on long-term debt                               (942)                  (13,514)
 Proceeds from long-term debt                                    101,252        3,873      130,010
                                                                 -------        -----      -------
 Net cash flow provided by financing activities                  103,612       13,085      117,460
                                                                 -------       ------      -------

Effect of exchange rate changes  on cash flows                        77          222         (198)
                                                                 -------       ------       ------
Net increase (decrease) in cash and
 cash equivalents                                                  7,057       (5,419)        (532)
Cash and cash equivalents, beginning of year                       8,319       13,738       14,270
                                                                   -----       ------       ------
Cash and cash equivalents, end
  of year                                                      $  15,376    $   8,319    $  13,738
                                                               =========    =========    =========

See notes to consolidated financial statements.

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
                                                                     1996              1995           1994
                                                                     ----              ----           ----
Cash paid (received) during year for:
  Interest                                                       $ 16,967          $ 16,664        $  7,524
  Income taxes - net                                               (3,292)           (1,096)          2,918

SCHEDULE OF NONCASH TRANSACTIONS:
Tax benefit upon exercise of nonstatutory
  stock options                                                         -                 -             158
Liabilities assumed and accrued acquisition
  costs incurred in connection with the
  acquisitions                                                      27,532                -          19,954
Liabilities incurred in connection with purchase
 of land and buildings                                                   -             4,000          4,932
Common stock issued in connection with the
  acquisitions                                                           -                 -         19,100


See notes to consolidated financial statements.

                  [Remainder of page intentionally left blank]

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED FEBRUARY 24, 1996 FEBRUARY 25, 1995 AND FEBRUARY 26, 1994 (Dollars in thousands, except share and per share data)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
   Organization and Basis of Presentation--

     BE Aerospace, Inc. (the "Company") operates in a single business segment and designs, manufactures, sells and services a broad line of commercial aircraft cabin interior products consisting of a broad range of aircraft seating products, passenger entertainment and service systems, and galley products, including structures as well as all food and beverage storage and preparation equipment. The Company's customers are the world's commercial airlines. As a result, the Company's business is directly dependent upon the conditions in the commercial airline industry.

     As described in Note 3, the Company has completed several business combinations, all accounted for using purchase accounting. On February 28, 1992, the Company acquired from the Pullman Company all of the assets and certain of the liabilities of PTC Aerospace, Inc. (PTC) and Aircraft Products Company (APC) (collectively, the Business Unit). Following the acquisition of the Business Unit, the Company changed its name to BE Aerospace, Inc. On April 2, 1992, the Company, through its Dutch holding company, acquired all of the outstanding stock of Flight Engineering and Equipment Limited (FEEL) and substantially all of the operating assets of JFB Engineering Limited
(JFB), both English corporations. On April 30, 1993, the Company acquired all of the outstanding stock of Royal Inventum B.V., a Dutch corporation (Inventum). On August 26, 1993, the Company acquired all of the outstanding stock of Acurex Corporation, a California corporation (Acurex) and, on August 23, 1993, the Company acquired all of the outstanding stock of Nordskog Industries, Inc., a California corporation (Nordskog). On October 13, 1993, the Company acquired substantially all of the assets and certain of the liabilities of Philips Airvision of Valencia, California (Airvision), a division of Philips Electronics Corporation, North America Corporation. On January 24, 1996, the Company acquired all of the outstanding stock of Burns Aerospace Corporation, a Delaware corporation.

     Consolidation--

     The accompanying financial statements consolidate the accounts of BE Aerospace, Inc. and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

     Use of Estimates--

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Income Taxes--

     In accordance with Statement of Financial Accounting Standards (SFAS) No. 109, the Company provides deferred income taxes for temporary differences between amounts of assets and liabilities recognized for financial reporting purposes and such amounts recognized for income tax purposes.

     Warranty Costs--

     Estimated costs related to product warranties are accrued at the time products are sold.

     Revenue Recognition--

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

     Cash Equivalents--

     The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

     Intangible Assets--

     The Company amortizes intangible assets using the straight-line method based on the estimated economic lives of the assets, which range from 7-30 years. The Company annually evaluates the carrying value of the intangible assets versus the cash benefit expected to be realized and adjusts for any impairment of value. As discussed in Note 16, the Company introduced a new product to the inflight entertainment industry, causing the industry in general to re-evaluate its product offerings and, in the process, impairing the value of certain assets, including certain earlier Company technology. Accordingly, certain intangible assets related to these product offerings were written down to their estimated realizable value during the year ended February 25, 1995.

     Research and Development--

     Research and development expenditures are expensed as incurred.

     Stock-Based Compensation--

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock-Based Compensation, which will be effective for the Company beginning February 25, 1995. SFAS 123 requires extended disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply Accounting Principle Board Opinion No. 25 (APB 25), which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB 25 to its stock-based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share beginning in fiscal 1997.

     Earnings (Loss) per Common Share--

     Earnings (loss) per common share amounts are computed using the weighted--average number of common and common equivalent (where not antidilutive) shares outstanding during each period. The number of weighted average shares of common stock outstanding amounted to 16,185,000, 16,021,000, and 15,438,000 for the years ended February 24, 1996, February 25, 1995, and February 26, 1994.

     Foreign Currency Translation--

     In accordance with the provisions of SFAS No. 52, "Foreign Currency Translation," the assets and liabilities located outside the United States are translated into U.S. dollars at the rates of exchange in effect at the balance sheet dates. Income and expense items are translated at the average exchange rates prevailing during the period. Gains and losses resulting from foreign currency transactions are recognized currently in income, and those resulting from translation of financial statements are accumulated as a separate component of stockholders' equity.

2. ACCOUNTING CHANGE

     The Company undertook a comprehensive review of the engineering capitalization policies followed by its competitors and others in its industry peer group. The results of this study and an evaluation of the Company's policy led the Company to conclude that it should adopt the accounting method that it believes is followed by most of its competitors and certain members of its industry peer group. Previously, the Company had capitalized pre-contract engineering costs as a component of inventories, which were then amortized to earnings as the product was shipped. The Company now expenses such costs as they are incurred. While the accounting policy for pre-contract engineering expenditures previously followed by the Company was in accordance with generally accepted accounting principles, the changed policy is preferable.

     The effect of this change in accounting for periods through February 25, 1995 was a charge of $23,332 ($1.44 per share); the effect of expensing engineering costs for the year ended February 24, 1996 was a charge of $42,114 ($2.60). The following table summarizes the pro forma net earnings
(loss) and per share amounts for each period presented. Primarily as a result of this accounting change, inventories decreased by approximately $65,446 as of February 24, 1996.

     Pro forma amounts assuming the change in application of accounting principle applied retroactively (unaudited):

                                                    Year Ended
                               February 24, 1996      February 25, 1995    February 26, 1994
     Net (loss) earnings             $  (60,081)             $   (35,398)             $ 688
     Net (loss)earnings per share    $    (3.71)             $     (2.20)             $ .04



3. ACQUISITIONS

     The Company completed a number of acquisitions during the years ended February 24, 1996 (1996 Acquisition) and February 26, 1994 (1994
Acquisitions) which are described below. Funds for the 1996 and 1994 Acquisitions were obtained from proceeds of the long-term debt issuance described in Note 8.

1996 Acquisition

     Burns--On January 24, 1996 the Company acquired all of the outstanding capital stock of Burns Aerospace Corporation which designs, manufactures, sells and services aircraft seating products to commercial airlines worldwide. The aggregate acquisition cost of $70,032 includes the payment of $42,500 to the seller, the assumption of approximately $27,532 of liabilities, including related acquisition costs, and certain purchase accounting reserves.

     The aggregate purchase price for the Burns acquisition has been allocated to the net assets acquired based on appraisals and management's estimates as follows:

     Receivables                                            $ 11,396
     Inventories                                              12,624
     Other current assets                                        806
     Property and equipment                                   21,695
     Intangible and other assets                              23,511
                                                             -------
                                                            $ 70,032
                                                            ========


                  [Remainder of page intentionally left blank]

     The following table presents unaudited proforma operating results for the fiscal years ended February 1996 and 1995, respectively, as if the 1996 acquisition had occurred on February 27, 1994:

                                            1996               1995
                                            ----               ----
      Net sales                       $  327,073         $  322,841
      Net loss                        $  (88,113)       $  (15,061)
                                      ===========        ==========
      Net loss per share              $    (5.44)       $     (.94)
                                      ===========        ==========

     None of the above proforma amounts reflect the anticipated cost savings associated with the Burns business integration plan, as described in Management's Discussion and Analysis of Operations.

     1994 Acquisitions

     Inventum--On April 30, 1993, the Company acquired all of the capital stock of Inventum which designs, manufactures, sells and services galley inserts such as ovens, beverage makers, and water boilers to commercial airlines located primarily in Europe and the Pacific Rim. The aggregate acquisition cost of $39,964 includes the payment of $33,095 to the seller, the assumption of approximately $3,614 of liabilities, plus related acquisition costs, and certain purchase accounting reserves.

     Acurex--On August 26, 1993, the Company acquired all of the outstanding capital stock of Acurex which designs, manufactures, sells and services aircraft refrigeration appliances such as chillers, refrigeration units and wine chillers to commercial airlines worldwide. The aggregate acquisition cost of $70,454 includes the payment of $45,000 to the seller, the assumption of approximately $2,507 of liabilities, the issuance of 1,272,728 shares of the Company's common stock to the sellers, valued at $15.00 per share, plus related acquisition costs, and certain purchase accounting reserves.

     Nordskog--On August 23, 1993, the Company acquired all of the outstanding capital stock of Nordskog which designs, manufactures, sells and services aircraft galley structures and inserts to commercial airlines worldwide. The aggregate acquisition cost of $25,402 includes a cash payment of $17,158 to the seller, the assumption of approximately $2,374 of liabilities, plus related acquisition costs, and certain purchase accounting reserves.

     Airvision--On October 13, 1993, the Company acquired substantially all of the assets and certain of the liabilities of Airvision which designs, manufactures, sells and services in-seat video products, including interactive video for commercial airlines worldwide. The aggregate acquisition cost of $16,601 includes the payment of $12,253 to the seller, the assumption of approximately $1,640 of liabilities, plus related acquisition costs, and certain purchase accounting reserves.

     The aggregate purchase price for the 1994 Acquisitions has been allocated to the net assets acquired based on appraisals and management's estimates as follows:

      Cash and cash equivalents                                  $    4,403
      Receivables                                                    14,403
      Inventories                                                    21,392
      Property and equipment                                          5,424
      Intangible and other assets                                   106,799
                                                                   --------
                                                                 $  152,421
                                                                   ========

4.     INVENTORIES

     Inventories are valued at the lower of cost or market using the weighted average cost method. Inventories consist of the following:

                                                        1996          1995
                                                        ----          ----
      Raw materials                                 $ 28,252       $ 23,675
      Work-in-process                                 39,045         39,131
      Finished goods                                   5,272          8,541
                                                    --------       --------
                                                    $ 72,569       $ 71,347
                                                    ========       ========

     Inventories at February 25, 1995 included $23,332 of capitalized pre-contract engineering costs. As described in Note 2, during fiscal 1996, the Company changed its method of accounting for such costs.

5. PROPERTY AND EQUIPMENT

     Property and equipment are carried at cost, and depreciated and amortized generally on the straight-line method over their estimated useful lives of three to 20 years (term of lease as to leasehold improvements). Property and equipment consist of the following:

                                                   Years            1996            1995
                                                   -----            ----            ----
      Land, buildings  and improvements             15-20     $   39,979       $  31,920
      Machinery                                      5-12         46,374          29,743
      Tooling                                        3-5          14,819          10,324
      Furniture and equipment                        3-5          12,758           7,075
                                                                --------        --------
                                                                 113,930          79,062

      Less accumulated depreciation
      and amortization                                           (27,573)       (18,758)
                                                               ---------      ---------
                                                              $   86,357      $  60,304
                                                              ==========      =========

6. INTANGIBLES AND OTHER ASSETS

         Intangibles and other assets consist of the following:


                                                 Straight-line
                                                 Amortization
                                                 Period (Years)    1996       1995
                                                 --------------    ----       ----
Covenants not-to-compete                                  14  $  10,198   $  9,198
Product technology, production plans and drawings       7-20     60,201     56,774
Replacement parts annuity                                 20     29,416     26,042
Product approvals and technical manuals                   20     18,529     13,909
Goodwill                                                  30     77,256     68,651
Debt issue costs                                          10     12,592      5,662
Trademarks and patents                                    20     10,470      9,114
Other                                                            11,761      9,482
                                                     --------   --------   -------
                                                                230,423    198,832
Less accumulated amortization                                   (33,002)   (21,699)
                                                              ---------   --------
                                                              $ 197,421   $177,133
                                                              =========   ========


7. ACCRUED LIABILITIES

         Accrued liabilities consist of the following:



                                                                 1996      1995
                                                                 ----      ----
Accrued product warranties                                   $  3,455   $ 2,969
Accrued salaries, vacation and related benefits                10,479     5,502
Accrued acquisition expenses                                   11,105     2,507
Accrued interest                                                7,449     6,694
Customer advances                                               5,940        --
Accrued income taxes                                            7,315     1,642
Other accrued liabilities                                      10,657     6,809
                                                              -------   -------
                                                             $ 56,400  $ 26,123
                                                              ========  ========

8. LONG-TERM DEBT

           Long-term debt consists of the following:
                                                               1996       1995
                                                               ----       ----
Senior notes                                              $ 124,313  $ 124,215
Senior subordinated notes                                   100,000          -
Revolving lines of credit                                    38,000     36,000
Term loan                                                    16,665     16,577
Other long-term debt                                            696        568
                                                             ------    -------
                                                            279,674    177,360
Less current portion of long-term debt                       (6,482)    (4,667)
                                                            --------  --------
                                                          $ 273,192  $ 172,693
                                                           =========  =========

     In January 1996, the Company amended its existing credit facilities by increasing the aggregate principal amount that may be borrowed thereunder to $100,000 (the "Bank Credit Facility"). The Bank Credit Facility consists of a $25,000 Reducing Revolver and a $75,000 Revolving Facility. The amount of the Reducing Revolver will be reduced automatically by 12.5% on April 19, 1999 and on each of the seven succeeding quarterly anniversaries of such date. The Reducing Revolver is collateralized by all of the issued and outstanding capital stock of Acurex and has a five-year maturity, with the commitments of the lenders thereunder reducing during such five-year period. The Revolving Facility is collateralized by all of the Company's accounts receivable, all of its inventory and substantially all of its other personal property and has a five-year maturity. The Bank Credit Facility contains customary affirmative covenants, negative covenants and conditions of borrowing, all of which were met by the Company as of February 24, 1996. Borrowings under the Bank Credit Facility were used to refinance the remaining borrowings under BEA's then outstanding credit facility.

     Borrowings under the Bank Credit Facility currently bear interest at LIBOR plus 1.75% or prime (as defined) plus 1/2%. The interest to be charged on the Bank Credit Facility can increase or decrease based upon specified operating performance criteria set forth in the Bank Credit Facility Agreement. Amounts may be borrowed or repaid in $1,000 increments. At February 24, 1996, approximately $5,800 of letters of credit were outstanding, reducing the aggregate Bank Credit Facility availability to approximately $56,200.

     On January 24, 1996, the Company sold $100,000 of 9 7/8% Senior Subordinated Notes (the "Senior Subordinated Notes"). The proceeds from the Senior Subordinated Notes were utilized to acquire Burns and refinance the Company's then outstanding Bank credit facilities.

     The Senior Subordinated Notes are unsecured senior subordinated obligations of the Company and are subordinated to all senior indebtedness of the Company and mature on February 1, 2006. Interest on the Senior Subordinated Notes is payable semi-annually in arrears February 1 and August 1 of each year. The Senior Subordinated Notes are redeemable at the option of the Company, in whole or in part, at any time after February 1, 2001 at predetermined redemption prices together with accrued and unpaid interest through the date of redemption. Upon a change of control (as defined), each holder of the Senior Subordinated Notes may require the Company to repurchase such holder's Senior Subordinated Notes at 101% of the principal amount thereof, plus accrued and unpaid interest to the date of such purchase. The Senior Subordinated Notes contain certain restrictive covenants, all of which were met by the Company as of February 24, 1996, including limitations on future indebtedness, restricted payments, transactions with affiliates, liens, dividends, mergers and transfers of assets.

     On February 24, 1993, the Company sold $125,000 of 9 3/4% Senior Notes (the "Senior Notes"), which were priced to yield 9 7/8%. The Company received the proceeds from the Senior Notes on March 3, 1993 and utilized $32,545 thereof to repay the outstanding balance of the Company's then outstanding bank obligations. The Senior Notes are senior unsecured obligations of the Company, ranking equally with any future senior obligations of the Company and mature on March 1, 2003. Interest on the Senior Notes is payable semi-annually in arrears on March 1 and September 1 of each year. The Senior Notes are redeemable at the option of the Company, in whole or in part, at any time on or after March 1, 1998 at predetermined redemption prices, together with accrued and unpaid interest through the date of redemption. Upon a change of control (as defined), each holder of the Senior Notes may require the Company to repurchase such holder's Senior Notes at 101% of the principal amount thereof, plus accrued and unpaid interest to the date of such purchase. The Senior Notes contain certain restrictive covenants, all of which were met by the Company as of February 24, 1996, including limitations on future indebtedness, restricted payments, transactions with affiliates, liens, dividends, mergers and transfers of assets.

     Terms of the Senior Notes provide that, among other things, the payment of cash dividends on Common Stock is limited to a cumulative amount that equals fifty percent of the Company's consolidated adjusted net income since the date of the Senior Notes' issuance, plus the sum of $10,000 and other equity adjustments (as defined therein). The payment of cash dividends may only be made if the Company is not in default under the terms of the Senior Notes. The Bank Credit Facility also contains restrictions on the cumulative amount of dividends that may be paid. As of February 24, 1996, no cash dividends could have been declared by the Company.

     The Company has a U.K. revolving line of credit and term loan facility aggregating $13,300 (the FEEL Credit Agreement). The FEEL Credit Agreement is collateralized by substantially all of the assets of FEEL. Borrowings may be made under the line of credit provided FEEL is in compliance with certain covenants, all of which were met or waived as of February 24, 1996.
Aggregate borrowings outstanding under the FEEL Credit Agreement were approximately $12,815 as of February 24, 1996. Such borrowings will be repaid in pounds sterling.

     The Company also has a Netherlands revolving line of credit agreement for approximately $1,000 (the Inventum Credit Agreement). The Inventum Credit Agreement is collateralized by substantially all of the assets of Inventum. Borrowings may be made under the line of credit provided Inventum is in compliance with certain covenants, all of which were met by Inventum as of February 24, 1996. There were no borrowings outstanding under the Inventum Credit Agreement as of February 24, 1996.

     During fiscal 1995, the Company entered into term loan agreements aggregating $4,000 which are collateralized by two of the Company's recently constructed properties. These term loans bear interest at prime (as defined) plus 1/2% or LIBOR plus 1 3/4%, at the option of the Company and contain certain restrictive covenants, all of which were met by the Company as of February 24, 1996.


       Maturities of long-term debt are as follows:
         Fiscal year ending February:
           1997                                             $    6,482
           1998                                                  1,591
           1999                                                  1,424
           2000                                                  1,357
           2001                                                 39,358
         Thereafter                                            229,462
                                                               -------
                                                             $ 279,674
                                                             =========


9. INCOME TAXES

     Income tax expense (benefit) consists of the following:


         Current:
                                                 1996       1995       1994
                                                 ----       ----       ----
         Current:
          Federal                             $ 1,972     $ (786)   $ 1,408
          State                                   818        105        139
          Foreign                                 663        639        277
                                              -------    -------    -------
                                                3,453        (42)     1,824
                                              -------    -------    -------

         Deferred:
           Federal                             (2,634)    (5,146)       155
           State                                 (818)      (904)       266
           Foreign                                  -       (714)     1,236
                                               ------       ----      -----
                                               (3,453)    (6,764)     1,657
                                               ------     ------      -----
                                              $  - 0 -  $ (6,806)   $ 3,481
                                              ========  ========    =======


     The difference between income tax expense (benefit) and the amount computed by applying the statutory U.S. federal income tax rate (35%) to the pretax earnings before change in accounting principle consists of the following:

                                                                 1996          1995          1994
                                                                 ----          ----          ----
Statutory U.S. federal income tax expense (benefit)          $(21,028)     $ (6,605)     $  3,093
Operating loss without tax benefit                             14,569             -             -
Foreign tax rate differential                                   3,324             -             -
State income taxes, net                                             -          (519)          264
Goodwill amortization                                             558           708           290
Research and development credit                                     -          (600)           --
Foreign Sales Corporation tax benefit                               -          (353)         (281)
Other, net                                                      2,577           563           115
                                                             --------      --------      --------
                                                            $   - 0 -      $ (6,806)     $  3,481
                                                            =========      ========      ========


                  [Remainder of page intentionally left blank]

     The tax effects of temporary differences and carryforwards that give rise to the Company's deferred income tax assets and liabilities consist of the following:


                                                     1996        1995
                                                     ----        ----


Engineering costs                               $  22,182    $      -
Inventory reserves                                  5,164       2,396
Acquisition reserves                                  991         855
Inventory costs capitalized for tax purposes          815         815
Bad debt reserves                                     658       1,415
Other                                               1,611       1,021
                                                 --------    --------
Net current deferred income tax assets           $ 31,421    $  6,502
                                                 ========    ========


Intangible assets                                 (14,701)    (16,421)
Depreciation                                       (1,556)     (1,904)
Net operating loss carryforward                     9,254       3,708
Research credit carryforward                          600         600
Other                                               1,137       2,805
                                                  -------     -------
Net noncurrent deferred income tax liabilities     (5,266)    (11,212)
                                                 --------    --------

Valuation allowance                               (27,412)          -
                                                  --------   --------
Net deferred tax liabilities                     $ (1,257)   $ (4,710)
                                                 ========    ========


    Due to uncertainty surrounding the realization of the benefits of its net deferred tax asset, the Company has established a valuation allowance of $27,412 against its otherwise recognizable net deferred tax asset.

     As of February 24, 1996, the Company had approximately $22,816 of federal operating loss carryforwards which expire at various dates through 2011, federal research credit carryforwards of $600 which expire at various dates through 2011, and alternative minimum tax credit carryforwards of $269 which have no expiration date.

     The Company has not provided for any residual U.S. income taxes on the approximately $2,855 of earnings from its foreign subsidiaries because such earnings are intended to be indefinitely reinvested. Such residual U.S. income taxes, if provided for, would be immaterial.

     The Company's federal tax returns for the years ended February 26, 1994 and February 27, 1993 are currently under examination by the Internal Revenue Service. Management believes that the resolution of this examination will not have a material adverse effect on the Company's results of operations or its financial condition.

10. COMMITMENTS AND CONTINGENCIES

       Leases--

     The Company leases certain of its office, manufacturing and service facilities under operating leases which expire at various times through August 2003. Rent expense for fiscal 1996, 1995, and 1994 was approximately $2,943, $2,276 and $2,091, respectively. Future payments under leases with terms currently greater than one year are as follows:

             Year ending February:
               1997                                              $ 5,308
               1998                                                4,318
               1999                                                2,567
               2000                                                1,460
               2001                                                1,257
               Thereafter                                          3,063
                                                                 -------
                                                                 $17,973
                                                                 =======

Contingencies--

     BEA has been advised that the U.S. Attorney's Office for the District of Connecticut, in conjunction with the Department of Commerce and the U.S. Customs Service, is conducting a grand jury investigation focused on possible non-compliance by BEA with certain statutory and regulatory provisions relating to export licensing and controls. The investigation relates primarily to the sale of passenger seats and related spare parts for civilian commercial passenger aircraft to Iran Air from 1992 through mid-1995. BEA has been advised that it is a target of the investigation; however, neither it nor any current or former directors, officers, or employees have been charged in connection with the investigation. The investigation is at an early stage and, while the Company intends to defend itself vigorously, the ultimate outcome of the investigation cannot presently be determined. An adverse outcome could have a material adverse effect upon the operations and/or financial condition of the Company.

     The Company is also a defendant in various other legal actions arising in the normal course of business, the outcome of which, in the opinion of management, neither individually nor in the aggregate are likely to result in a material adverse effect to the Company's financial statements.

       Employment Agreements--

     The Company has employment and compensation agreements with two key officers of the Company. One of the agreements provides for an officer to earn a minimum of $450 adjusted annually for changes in the consumer price index (as defined) per year through 2001, as well as a deferred compensation benefit equal to the aggregate annual compensation earned through termination and payable thereafter. Such deferred compensation will be payable in equal monthly installments over the same number of years it was earned. The other agreement provides for an officer to receive annual minimum compensation of $450, and an incentive bonus not to exceed 100% of the officer's then-current salary through 1998. In addition, if the officer terminates his employment on or after April 28, 1996, the Company is obligated to pay the officer annually, as deferred compensation, an amount equal to 100% of the officer's annual salary (as defined) for a period of ten years from the date of termination. Such deferred compensation has been accrued at the present value of the obligation at February 24, 1996.

     The Company has other employment agreements with certain key members of management that provide for aggregate minimum annual base compensation of $1,660, expiring on various dates through 1999.

     Supply Agreement--

     The Company has entered into a supply agreement with Applied Extrusion Technologies, Inc. ("AET"), a related party by way of common management. Under this agreement, the Company has agreed to purchase its requirements for certain component parts through April 1998 at a price that results in a 33-1/3% gross margin to AET. The Company's purchases under this contract for the years ended February 24, 1996, February 25, 1995, and February 26, 1994, were $1,301, $984, $1,040 respectively.

11.    PROFIT-SHARING PLAN

     In August 1988, the Company established a non-qualified contributory profit-sharing plan. Effective August 1, 1989, this plan was amended to incorporate a 401(k) Plan which permits the Company to match a portion of employee contributions and to make profit-sharing contributions to all participants (as defined). Commencing in 1995, the Company's 401(k) Plan was amended to permit the Company's matching contribution to be made in common stock of the Company. The Company recognized expenses of $859, $757, and $585 related to this plan for the years ended February 24, 1996, February 25, 1995 and February 26, 1994, respectively.

12.    STOCKHOLDERS' EQUITY

     Stock Option Plans--

     The Company has various stock option plans, including the 1989 Stock Option Plan, the 1991 Directors Stock Option Plan and the 1992 Share Option Scheme (collectively the "Option Plans"), under which shares of the Company's common stock may be granted to key employees and directors of the Company
The Option Plans provide for granting key employees options to purchase the Company's common stock. Options are granted at the discretion of the compensation and stock option committee of the Board of Directors, and the option term cannot exceed ten years. Options granted generally vest at the rate of 25% per year from the date of grant and are exercisable to the extent vested.

     In August 1995, the compensation and stock option committee of the Board of Directors reviewed the exercise prices of the options then outstanding, current market conditions, as well as other factors, and deemed it appropriate to re-price 540,800 options with exercise prices ranging from $9.25 to $11.75 per share to $7.625 per share, which was the fair market value as of that date.

      The following table sets forth options granted, cancelled, forfeited and outstanding:

                               February 26, 1996                       February 25, 1995                February 26, 1994
                         -------------------------------            -----------------------            --------------------

                                          Option price                         Option price                     Option price
                            Options         per share            Options         per share         Options        per share
Outstanding,
 beginning of period       2,871,287    $  .81 - $ 13.00        2,493,162    $  .81  - $ 13.00    2,215,112   $  .81  - $ 14.00
Options granted              731,925    $ 7.37 - $ 10.37          484,500    $  7.44 - $  8.75      404,500   $ 8.75  - $ 11.75
Options exercised           (139,750)   $ .81  - $  8.75             (375)   $       -     .81     (106,450)  $ 8.75  - $  9.50
Options forfeited           (743,112)   $ 7.00 - $ 13.00         (106,000)   $  8.25 - $ 11.75      (20,000)  $ 8.75  - $ 12.25
                           ---------                            ---------                         ---------
Outstanding, end
 of period                 2,720,350    $  .81 - $ 13.00        2,871,287    $   .81 - $ 13.00    2,493,162   $   .81 - $ 13.00
                           =========                            =========                         =========

13. EMPLOYEE STOCK PURCHASE PLAN

     The Company has established a qualified Employee Stock Purchase Plan, the terms of which allow for qualified employees (as defined) to participate in the purchase of designated shares of the Company's common stock at a price equal to the lower of 85% of the closing price at the beginning or end of each semi-annual stock purchase period. The Company issued 73,544 and 15,065 shares of stock during fiscal 1996 and 1995 (none in fiscal 1994) pursuant to this plan at a price per share of $5.50 and $7.01, respectively.

14. RELATED PARTY TRANSACTIONS

     Aurora, a private capital firm, has provided assistance to the Company in developing its acquisition program, the acquisitions of the Business Unit, FEEL and AFL, Inventum, Nordskog and Acurex as well as in its 1992 equity offering, strategic planning, competitive analysis and financial relations. During fiscal 1994, the Company had an arrangement with Aurora under which Aurora was entitled to receive reimbursement for its reasonable expenses and to receive a monthly retainer of $20 which was credited against any fees earned for services rendered related to certain transactions, including $100 for each acquisition consummated in fiscal 1994. This arrangement was terminated effective July 1993. Aurora earned approximately $300 during the year ended February 26, 1994 related to the 1994 Acquisitions. A member of the Company's Board of Directors is a part owner of Aurora.

15. EXPORT SALES AND MAJOR CUSTOMERS

     Export sales from the United States to customers in foreign countries amounted to approximately $61,717 $61,645, and $44,058 in fiscal 1996, 1995, and 1994, respectively. Total sales to all customers in foreign countries amounted to approximately $124,469, $114,511 and $85,239 in fiscal 1996, 1995 and 1994, respectively. Total sales to Europe amounted to 18%, 22% and 28% in fiscal 1996, 1995 and 1994, respectively. Total sales to Asia amounted to 20%, 19% and 21% in fiscal 1995, 1994 and 1993, respectively. Major customers (i.e., customers representing more than 10% of total sales) change from year to year depending on the level of refurbishment activity and/or the level of new aircraft purchases by such customers. There were no major customers in fiscal 1996, 1995 or 1994.

                  [Remainder of page intentionally left blank]

16. OTHER EXPENSES

     Other expenses for the year ended February 24, 1996 relate to costs associated with the integration and consolidation of the Company's European seating business. Other expenses for the year ended February 25, 1995 consisted of a charge related primarily to intangible assets ($10,835) and inventories ($11,216) associated with the Company's passenger entertainment systems. The introduction of the Company's MDDS interactive video system, which the Company expects to become the industry's standard for inflight passenger and service entertainment, has captured the dominant market share with contract awards from the major airlines totaling more than $150,000 during the year ended February 24, 1996. The MDDS system also has recently caused major carriers to convert programs for earlier products to the Company's MDDS system and has caused two of the Company's principal competitors to offer to develop for the airlines systems similar to the Company's MDDS system. These events have caused the inflight entertainment industry to re-evaluate its product offerings and, in the process, have impaired the value of certain of its assets. As a result, the Company has written down certain of its assets, including certain customer-specific inventories and other assets.

17. FOREIGN OPERATIONS

     Geographic Area--

     The Company operated principally in two geographic areas, the United States and Europe during the years ended February 24, 1996, February 25, 1995, and February 26, 1994. There were no significant transfers between geographic areas during the period. Identifiable assets are those assets of the Company that are identified with the operations in each geographic area.

     The following table presents operating results for the years ended February 24, 1996, February 25, 1995, and February 26, 1994 and identifiable assets as of February 24, 1996 February 25, 1995, and February 26, 1994 by geographic area.


         1996                              United
                                           States      Europe     Consolidated

Sales to unaffiliated customers         $ 169,830    $  62,752    $ 232,582
Gross profit                               53,772       18,779       72,551
Selling, general and administrative
 and amortization expenses                 39,833       11,666       51,499
Research, development and engineering      49,574        8,753       58,327
Other expenses                                187        3,983        4,170
Interest expense, net                      17,600        1,036       18,636
Loss before income taxes and
 cumulative effect of accounting change   (53,422)      (6,659)     (60,081)
Identifiable assets                       332,832      100,754      433,586

         1995                             United
                                          States       Europe     Consolidated

Sales to unaffiliated customers         $ 170,542      $58,805     $229,347
Gross profit                               56,296       18,188       74,484
Selling, general and administrative
 and amortization expenses                 32,183        9,558       41,741
Research and development                    9,834        3,026       12,860
Other expenses                             23,736                    23,736
Interest expense, net                      11,835        3,184       15,019
Loss before income taxes                  (18,578)        (294)     (18,872)
Identifiable assets                       279,402      100,552      379,954


         1994                             United
                                          States       Europe     Consolidated

Sales to unaffiliated customers         $ 156,638    $  46,726    $ 203,364
Gross profit                               51,401       15,656       67,057
Selling, general and administrative
 and amortization expenses                 27,288        8,475       35,763
Research and development                    7,783        2,093        9,876
Interest expense, net                      11,424        1,157       12,581
Earnings before income taxes                4,814        4,023        8,837
Identifiable assets                       280,827       94,182      375,009


18. FAIR VALUE INFORMATION

     The following disclosure of the estimated fair value of financial instruments at February 24, 1996 and February 25, 1995 is made in accordance with the requirements of SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

     The carrying amounts of cash and cash equivalents, accounts receivable--trade, and accounts payable are a reasonable estimate of their fair values. Except for the Company's Senior Notes and Senior Subordinated Notes at February 24, 1996, the Company's Senior Notes have a carrying value of $124,313 and fair value of $130,625, while the Company's Senior Subordinated Notes have a carrying value of $100,000 and fair value of $102,750. The carrying amount of other long-term debt approximates fair value because the obligations either bear interest at floating rates or compare favorably with fixed rate obligations that would be available to the Company.

     The fair value information presented herein is based on pertinent information available to management as of February 24, 1996. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since that date, and current estimates of fair value may differ significantly from the amounts presented herein.

19.    SELECTED QUARTERLY DATA (Unaudited)

       Summarized quarterly financial data for fiscal 1996 is as follows:

                                                    Year Ended February 24, 1996
                                                    ----------------------------
                                             First        Second     Third      Fourth
                                            Quarter      Quarter    Quarter    Quarter
                                            -------      -------    -------    -------
As previously reported:
  Sales                                    $ 55,594    $ 57,451    $ 55,188    $ 64,349
  Gross profit                               18,401      17,573      17,519      17,664
  Selling, general & administrative           8,300       8,443       8,504      16,692
  Research and development                    3,547       4,433       3,611      21,071
  Operating earnings (loss)                   4,221       3,337      (1,113)    (22,617)
  Net earnings (loss)                            33        (375)     (3,368)    (28,864)
  Net earnings (loss) per share                0.00       (0.02)      (0.21)      (1.92)

As restated due to accounting change:
  Sales                                    $ 55,594    $ 57,451    $ 55,188    $ 64,349
  Gross profit                               18,401      18,719      17,726      17,664
  Selling, general & administrative           8,300       8,443       8,504      16,692
  Research, development & engineering        13,303      11,471      12,483      21,071
  Operating (loss)                           (5,494)     (3,553)     (9,782)    (22,617)
  Net (loss) before cumulative
    effect of accounting change              (9,682)     (7,514)    (14,021)    (28,864)
  Cumulative effect of accounting change    (23,332)          -           -           -
  Net loss                                  (32,014)     (7,514)    (14,021)    (28,864)


Loss per common share:
  Net loss per share:
  Before cumulative effect of accounting
     change                                $  (0.60)   $  (0.45)   $  (0.74)   $  (1.92)
  Cumulative effect of accounting change      (1.44)          -           -           -
                                           --------    --------    --------     -------
  Net loss per share                       $  (2.04)   $  (0.45)   $  (0.74)   $  (1.92)
                                           ========    ========    ========    ========



     Summarized quarterly financial data for fiscal 1995 is as follows:

                                                Year Ended February 25, 1995

                                            First      Second       Third      Fourth
                                           Quarter     Quarter     Quarter     Quarter
                                           -------     -------     -------     -------
Net sales                                  $ 57,567    $ 55,197    $ 57,281    $ 59,302
Gross profit                                 18,887      18,408      18,668      18,521
Net earnings (loss)                           1,074         964     (14,569)        465
Net earnings (loss) per common share            .07         .06        (.90)        .03


SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS FOR THE YEARS ENDED FEBRUARY 24, 1996, FEBRUARY 25, 1995 AND FEBRUARY 26, 1994
(Dollars in thousands)

                                    BALANCE                                                 BALANCE
                                    AT BEGINNING                                             AT END
                                    OF YEAR       EXPENSES      OTHER       DEDUCTIONS      OF YEAR

DEDUCTED FROM ASSETS:
Allowance for doubtful
  accounts:
1996                             $ 4,034         $  162        $1,449 (1)     $ 672        $  4,973
1995                               2,208          3,119                       1,293           4,034
1994                               1,304            774           650 (2)       520           2,208

Reserve for obsolete
  inventories:
1996                            $ 10,664         $6,022        $5,840 (1)    $ 2,741       $ 19,785
1995                               7,557          2,787         2,754 (2)      2,434         10,664
1994                               2,885          1,880         4,452 (2)      1,660          7,557


INCLUDED IN LIABILITIES:
Accrued product
  warranties:
1996                             $ 2,969        $ 2,758         $ 936 (1)    $ 3,208       $  3,455
1995                               2,388          2,544           666 (2)      2,629          2,969
1994                               1,856          1,926          (184)         1,210          2,388

(1)  Burns acquisition
(2) 1994 acquisitions

                  [Remainder of page intentionally left blank]