Form 10-Q
period 1996-05-25
BE AEROSPACE INC
filed 1996-06-24
CIK 861361

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549



                                   FORM 10-Q

                  Quarterly Report Pursuant to Section 13 or
        15(d) of the Securities Exchange Act of 1934 for the quarterly period ended May 25, 1996



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




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES[X] NO[ ]

The registrant has one class of common stock, $ .01 par value, of which 16,623,214 shares were outstanding as of June 14, 1996.

                               BE AEROSPACE, INC.


Item 1.  Financial Statements
                           CONSOLIDATED BALANCE SHEETS

                    (Dollars in thousands, except share data)

                                                          May 25,   February 24,
                                                            1996           1996
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                           $   6,151    $  15,376
     Receivables - trade, less allowance for doubtful
          accounts of $5,156 (May 25, 1996)
          and $4,973 (February 24, 1996)                    63,423       54,242
     Inventories, net                                       72,645       72,569
     Other current assets                                    8,469        7,621
                                                         ---------    ---------

          Total current assets                             150,688      149,808

PROPERTY AND EQUIPMENT, net                                 83,918       86,357

INTANGIBLES AND OTHER ASSETS, net                          194,319      197,421
                                                         ---------    ---------
                                                         $ 428,925    $ 433,586
                                                         =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                    $  45,807    $  45,102
     Accrued expenses                                       47,984       56,400
     Current portion of long-term debt                       6,160        6,482
                                                         ---------    ---------

          Total current liabilities                         99,951      107,984

LONG-TERM DEBT                                             272,104      273,192
DEFERRED INCOME TAXES                                        1,792        1,257
OTHER LIABILITIES                                            9,121        6,996

STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par value; 1,000,000 shares
          authorized; no shares outstanding
     Common stock, $.01 par value; 30,000,000 shares
          authorized; 16,535,714 (May 25, 1996)
          16,392,994 (February 24, 1996) issued                165          164
     Additional paid-in capital                            122,614      121,366
     Retained earnings (deficit)                           (74,562)     (75,995)
     Cumulative foreign exchange translation adjustment     (2,260)      (1,378)
                                                         ---------    ---------
          Total stockholders' equity                        45,957       44,157
                                                         ---------    ---------
                                                         $ 428,925    $ 433,586
                                                         =========    =========

                               BE AEROSPACE, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

 (Dollars in thousands, except per share data)

                                              Three Months Ended

                                               May 25,    May 27,
                                                 1996       1995
NET SALES                                    $ 97,302   $ 55,594

COST OF SALES                                  64,755     37,152
                                             --------   --------

GROSS PROFIT                                   32,547     18,442

OPERATING EXPENSES:

     Selling, general and administrative       11,585      8,300
     Research, development and engineering      9,727     13,303
     Amortization expense                       2,708      2,333
                                             --------   --------

          Total operating expenses             24,020     23,936
                                             --------   --------

OPERATING EARNINGS (LOSS)                       8,527     (5,494)

INTEREST EXPENSE, net                           6,935      4,188
                                             --------   --------

EARNINGS (LOSS) BEFORE INCOME TAXES
 AND CUMULATIVE EFFECT OF CHANGE
  IN ACCOUNTING PRINCIPLE                       1,592     (9,682)

INCOME TAXES                                      159         --
                                             --------   --------

EARNINGS (LOSS) BEFORE CUMULATIVE EFFECT
 OF CHANGE IN ACCOUNTING PRINCIPLE              1,433     (9,682)

CUMULATIVE EFFECT OF CHANGE IN
 ACCOUNTING PRINCIPLE                              --    (23,332)
                                             --------   --------

NET EARNINGS (LOSS)                          $  1,433   $(33,014)
                                             ========   ========

EARNINGS (LOSS) PER COMMON SHARE:
Earnings (loss) before cumulative effect
  of change in accounting principle          $    .08   $   (.60)
Cumulative effect of change in
  accounting principle                             --      (1.45)
                                             --------   --------

NET EARNINGS (LOSS) PER COMMON SHARE         $    .08   $  (2.05)
                                             ========   ========

COMMON AND COMMON EQUIVALENT SHARES            17,241     16,097
                                             ========   ========

                               BE AEROSPACE, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


(Dollars in thousands)

                                                                Three Months Ended
                                                                  May 25,     May 27,
                                                                    1996        1995
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings (loss)                                        $  1,433    $(33,014)
     Adjustments to reconcile net loss to net cash flows
      provided by operating activities:
       Depreciation and amortization                               5,350       4,086
       Cumulative effect of
        change in accounting principle                                --      23,332
       Deferred income taxes                                         534         330
       Non cash employee benefit plan contributions                   83         169
       Changes in operating assets and liabilities:
                   Accounts receivable                            (9,402)      2,519
                   Inventories                                      (209)     (2,116)
              Other current assets                                  (460)        427
              Accounts payable                                     1,408       1,043
              Other liabilities                                   (6,549)     (4,438)
                                                                --------    --------
     Net cash flows used in operating activities                  (7,812)     (7,662)

CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures                                        (1,218)     (1,187)
      Change in other assets - net                                    43      (3,992)
                                                                --------    --------
      Net cash flows used in investing activities                 (1,175)     (5,179)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings under revolving lines of credit                   --       7,646
     Repayments of long-term debt                                 (1,364)         --
     Proceeds from issuances of stock                              1,165          --
                                                                --------    --------
     Net cash flow (used in) provided by financing activities       (199)      7,646

Effect of exchange rate changes on cash flows                        (39)         45
                                                                --------    --------

Net decrease in cash and cash equivalents                         (9,225)     (5,150)

Cash and cash equivalents, beginning of period                    15,376       8,319
                                                                --------    --------
Cash and cash equivalents, end of period                        $  6,151    $  3,169
                                                                ========    ========

Supplemental disclosures of cash flow information:
     Cash paid during period for interest                       $  6,734    $  7,250
     Cash paid during period for income taxes, net                          $ (1,102)


                               BE AEROSPACE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                THREE MONTHS ENDED MAY 25, 1996 AND MAY 27, 1995


Note 1.    Basis of Presentation:

     The information set forth in these consolidated financial statements as of May 25, 1996 and for the three months ended May 25, 1996 and May 27, 1995 is unaudited and may be subject to normal year-end adjustments. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial position of BE Aerospace, Inc. (the "Company" or "BEA") for the periods indicated. Results of operations for the interim periods ended May 25, 1996 are not necessarily indicative of the results of operations for the full fiscal year. For further information, including information with regard to conditions in the airline industry and their possible impact on the Company, please refer to the Company's annual report on Form 10-K for the fiscal year ended February 24, 1996.

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

                 [Remainder of page intentionally left blank]

                               BE AEROSPACE, INC.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

(Dollars in thousands, except per share data)

     The following discussion and analysis addresses the results of the Company's operations for the three months ended May 25, 1996, as compared to the Company's results of operations for the three months ended May 27, 1995. The discussion and analysis then addresses the liquidity and financial condition of the Company.

THREE MONTHS ENDED MAY 25, 1996, AS COMPARED TO THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MAY 27, 1995.

     Sales for the three months ended May 25, 1996 were $97,302, or $41,708 (75%) greater than sales of $55,594 for the comparable period in the prior year. The increase in revenues during fiscal 1997 is attributable to substantially higher unit volume shipments of all of the Company's products as a result of improving industry conditions. $26,758 of the $41,708 increase in revenues for the quarter was due to increased seating product revenues directly related to the acquisition of Burns Aerospace Corporation ("Burns") which was completed on January 24, 1996. Excluding the effect of the Burns acquisition revenues were up 26.9%.

     At May 25, 1996 the Company's backlog stood at approximately $475,000, up from approximately $450,000 at February 24, 1996 and $350,000 at May 27, 1995.

     Gross profit was $32,547 (33.4% of sales) for the three months ended May 25, 1996 and was $14,105 greater than the comparable period in the prior year of $18,442, which represented 33.2% of sales. The increase in gross profit is the result of the higher sales volume.

     Selling, general and administrative expenses were $11,585 (11.9% of sales) for the three months ended May 25, 1996. This was $3,285 higher than the comparable period in the prior year of $8,300 (14.9% of sales) and is primarily due to the acquisition of Burns.

     Research, development and engineering expense was $9,727 or 10.0% of sales for the three months ended May 25, 1996. For the comparable period in the prior year, research, development and engineering expense was $13,303 or 23.9% of sales. The decrease in expense is the result of a decrease in the level of activity during the quarter associated with MDDS, offset somewhat by an increase in product development activity in the seating products division.

     Amortization expense for the quarter ended May 25, 1996 of $2,708 was $375 greater than the amount recorded in the first quarter of fiscal 1995. This increase is attributable to the Burns acquisition.

     Operating expenses in total were essentially unchanged and represent 24.7% of sales this year verses 43.1% in the prior year.

     Interest expense, net was $6,935 for the three months ended May 25, 1996, or $2,747 higher than interest expense of $4,188 recorded for the comparable period in the prior year, and is due in large part to the increase in the Company's long-term debt as a result of the Burns acquisition and the upturn in the Company's business.

                               BE AEROSPACE, INC.


THREE MONTHS ENDED MAY 25, 1996, AS COMPARED TO THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MAY 27, 1995. (Continued)

     Earnings before income taxes and cumulative effect of accounting change of $1,592 for the quarter ended May 25, 1996 was $11,274 greater than the loss before taxes and cumulative effect of the accounting change in the prior year. Income taxes for the quarter ended May 25, 1996 was $159 or 10% of earnings before income taxes.

     Net earnings were $1,433 or $.08 per share for the three months ended May 25, 1996, as compared to a net loss of $33,014 or ($2.05) per share for the comparable period in the prior year, which includes the cumulative effect of accounting change of $23,332.


LIQUIDITY AND CAPITAL RESOURCES

     BEA's primary requirements for working capital have been directly related to its accounts receivable and inventory levels, costs associated with the design and development of the MDDS and other products and scheduled interest payments on its indebtedness. BEA's working capital was $50,737, as of May 25, 1996, compared to $41,824 as of February 24, 1996.

     In January 1996 the Company amended its existing credit facilities by increasing the aggregate principal amount that may be borrowed thereunder to $100,000 (the "Bank Credit Facility"). The Bank Credit Facility consists of a $25,000 Reducing Revolver and a $75,000 Revolving Facility. At May 25, 1996 indebtedness in an aggregate principal amount of approximately $38,000,000, plus letters of credit amounting to approximately $6,000,000, were outstanding under the Bank Credit Facility. The Company's liquidity requirements consist primarily of working capital needs and scheduled payments of interest on its indebtedness and costs associated with integrating Burns.

     The Company believes that cash flow from operations and availability under the Bank Credit Facility provide adequate funds for its working capital needs, planned capital expenditures and debt service obligations through the term of the Bank Credit Facility, which expires in January, 2001. The Company believes that it will be able to refinance its indebtedness prior to its maturity, although there can be no assurance that it will be able to do so. The Company's ability to fund its operations and make planned capital expenditures, to make scheduled payments and to refinance its indebtedness depends on its future operating performance and cash flow, which, in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond its control.

     This report includes forward-looking statements which involve risks and uncertainties. The Company's actual experience may differ materially from that discussed above. Factors that might cause such a difference include, but are not limited to, those discussed in "Risk Factors" in the Company's Registration Statement on Form S-4 dated April 3, 1996, the Company's Form 10-K for the year ended February 24, 1996, as well as future events that have the effect of reducing the Company's available cash balances, such as unexpected operating losses or delays in the integration of the Company's seating business or the delivery of the MDDS interactive video system or capital expenditures or cash expenditures related to possible future acquisitions.

                               BE AEROSPACE, INC.


                          PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings                                      Not applicable.

Item 2.  Changes in Securities                                  Not applicable.

Item 3.  Defaults Upon Senior Securities                        Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders    Not applicable.

Item 5.  Other Information                                      None.

Item 6.  Exhibits and Reports on Form 8-K

         a.     Exhibits.                                       None


                               BE AEROSPACE, INC.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        BE AEROSPACE, INC.



Date:  June 21, 1996                    By:  /s/ Robert J. Khoury
                                             ----------------------------
                                                 Robert J. Khoury
                                                 Vice Chairman and
                                                 Chief Executive Officer


Date:  June 21, 1996                    By:  /s/ Thomas P. McCaffrey
                                                 -----------------------
                                                 Thomas P. McCaffrey
                                                 Vice President &
                                                 Chief Financial Officer