Form 10-Q
period 1996-08-31
BE AEROSPACE INC
filed 1996-10-10
CIK 861361

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549



                                  FORM 10-Q

      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended August 31, 1996



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


                                (561)791-5000
            (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES[X] NO[ ]

     The registrant has one class of common stock, $ .01 par value, of which 17,048,328 shares were outstanding as of September 20, 1996.

                             BE AEROSPACE, INC.


Item 1.  Financial Statements

                         CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands, except share data)

                                                          August 31,        February 24,
                                                               1996                1996
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                             $ 14,188             $ 15,376
     Receivables - trade, less allowance for doubtful
          accounts of $4,562 (August 31, 1996)
          and $4,973 (February 24, 1996)                     59,935               54,242
     Inventories, net                                        77,518               72,569
     Other current assets                                     8,138                7,621
                                                           --------            ---------

          Total current assets                              159,779              149,808

PROPERTY AND EQUIPMENT, net                                  86,887               86,357

INTANGIBLES AND OTHER ASSETS, net                           196,674              197,421
                                                           ---------           ---------
                                                          $ 443,340            $ 433,586
                                                          =========            =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                      $ 41,867             $ 45,102
     Accrued expenses                                        50,171               56,400
     Current portion of long-term debt                        5,459                6,482
                                                           --------             --------

          Total current liabilities 97,497                  107,984

LONG-TERM DEBT                                              282,058              273,192
DEFERRED INCOME TAXES                                         1,923                1,257
OTHER LIABILITIES 9,718                                       6,996

STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par value; 1,000,000 shares
          authorized; no shares outstanding
     Common stock, $.01 par value; 30,000,000 shares
          authorized; 16,877,867 (August 31, 1996)
          16,392,994 (February 24, 1996) issued                 169                  164
     Additional paid-in capital                             125,730              121,366
     Retained deficit                                       (72,699)             (75,995)
     Cumulative foreign exchange translation adjustment      (1,056)              (1,378)
         Total stockholders' equity                          52,144               44,157
                                                          ---------            ---------
                                                           $443,340            $ 433,586
                                                           ========            =========

                             BE AEROSPACE, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in thousands, except per share data)

                                                Three Months Ended
                                               ------------------
                                             August 31,    August 26,
                                                  1996          1995

NET SALES                                    $ 103,026    $  57,451

COST OF SALES                                   68,587       38,732
                                                ------       ------

GROSS PROFIT                                    34,439       18,719

OPERATING EXPENSES:

     Selling, general and administrative        12,669        8,443
     Research, development and engineering       9,430       11,471
     Amortization expense                        2,806        2,358

          Total operating expenses              24,905       22,272
                                                ------       ------

OPERATING EARNINGS (LOSS)                        9,534       (3,553)

INTEREST EXPENSE, net                            7,464        3,961
                                                 -----        -----

EARNINGS (LOSS) BEFORE INCOME TAXES 2,070       (7,514)

INCOME TAXES                                       207            -

NET EARNINGS (LOSS)                          $   1,863    $  (7,514)
                                             ---------    ---------

EARNINGS (LOSS) PER COMMON SHARE:

NET EARNINGS (LOSS) PER COMMON SHARE         $    0.11    $   (0.47)

COMMON AND COMMON EQUIVALENT SHARES             17,598       16,118
                                             ---------    ---------

                             BE AEROSPACE, INC.

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in thousands, except per share data)

                                                Six Months Ended
                                                ---------------
                                             August 31,  August 26,
                                                  1996        1995

NET SALES                                    $ 200,328   $ 113,045

COST OF SALES                                  133,342      75,925
                                               -------      ------

GROSS PROFIT                                    66,986      37,120

OPERATING EXPENSES:

     Selling, general and administrative        24,254      16,743
     Research, development and engineering      19,157      24,774
     Amortization expense                        5,514       4,650
                                                 -----       -----

          Total operating expenses              48,925      46,167
                                                ------      ------

OPERATING EARNINGS (LOSS)                       18,061      (9,047)

INTEREST EXPENSE, net                           14,399       8,149
                                                ------       -----

EARNINGS (LOSS) BEFORE INCOME TAXES
 AND CUMULATIVE EFFECT OF CHANGE
  IN ACCOUNTING PRINCIPLE                        3,662     (17,196)

INCOME TAXES                                       366           -
                                                ------     -------

EARNINGS (LOSS) BEFORE CUMULATIVE EFFECT
 OF CHANGE IN ACCOUNTING PRINCIPLE               3,296     (17,196)

CUMULATIVE EFFECT OF CHANGE IN
 ACCOUNTING PRINCIPLE                                -      23,332
                                                 -----      ------

NET EARNINGS (LOSS)                          $   3,296   $ (40,528)
                                             ---------   ---------

EARNINGS (LOSS) PER COMMON SHARE:

NET EARNINGS (LOSS) PER COMMON SHARE         $     .19   $   (2.52)
                                             ---------   ---------

COMMON AND COMMON EQUIVALENT SHARES             17,446      16,108
                                             ---------   ---------

                             BE AEROSPACE, INC.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Dollars in thousands)
                                                                Six Months Ended
                                                                ----------------
                                                           August 31,   August 26,
                                                                1996         1995
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings (loss)                                     $  3,296    $(40,528)
     Adjustments to reconcile net loss to net cash flows
          provided by operating activities:
              Depreciation and amortization                    11,840       8,413
              Cumulative effect of
                change in accounting principle                     --      23,332
              Deferred income taxes                               524        (948)
              Non cash employee benefit plan contributions        442         683
              Changes in operating assets and liabilities:
                   Accounts receivable                         (5,596)      4,306
                   Inventories                                 (4,693)     (3,813)
         Other current assets                                    (512)        120
         Accounts payable                                      (3,724)      3,555
         Other liabilities                                     (5,599)     (5,312)
                                                               ------      ------
     Net cash flows used in operating activities               (4,022)     (8,296)
                                                               ------      ------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures                                     (7,065)     (8,168)
      Change in intangibles and other assets - net             (4,591)     (2,095)
                                                               ------      ------
      Net cash flows used in investing activities             (11,656)    (10,263)
                                                              -------     -------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings under revolving lines of credit            10,576      17,665
     Proceeds from issuances of stock                           3,927         153
                                                                -----      ------
     Net cash flows provided by financing activities           14,503      17,818
                                                               ------      ------

Effect of exchange rate changes on cash flows                     (13)        (88)

Net decrease in cash and cash equivalents                      (1,188)       (829)

Cash and cash equivalents, beginning of period                 15,376       8,319

Cash and cash equivalents, end of period                     $ 14,188    $  7,490
                                                             --------    --------
Supplemental  disclosures of cash flow information:
  Cash paid during period for interest                       $ 13,336    $  8,510
  Cash paid during period for income taxes, net              $    309           -


                             BE AEROSPACE, INC.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            SIX MONTHS ENDED AUGUST 31, 1996 AND AUGUST 26, 1995


Note 1.    Basis of Presentation:

     The information set forth in these consolidated financial statements as of August 31, 1996 and for the six and three month periods ended August 31, 1996 and August 26, 1995 is unaudited and may be subject to normal year-end adjustments. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial position of BE Aerospace, Inc. (the "Company" or "BEA") for the periods indicated. Results of operations for the interim periods ended August 31, 1996 and August 26, 1995 are not necessarily indicative of the results of operations for the full fiscal year. For further information, including information with regard to conditions in the airline industry and their possible impact on the Company, please refer to the Company's annual report on Form 10-K for the fiscal year ended February 24, 1996.


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

                [Remainder of page intentionally left blank]

                             BE AEROSPACE, INC.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

(Dollars in thousands, except per share data)

     The following discussion and analysis addresses the results of the Company's operations for the three months ended August 31, 1996, as compared to the Company's results of operations for the three months ended August 26, 1995. The discussion and analysis then addresses the results of the Company's operations for the six months ended August 31, 1996 as compared to the Company's results of operations for the six months ended August 26, 1995. The discussion and analysis then addresses the liquidity and financial condition of the Company.

THREE MONTHS ENDED AUGUST 31, 1996, AS COMPARED TO THE THREE MONTHS ENDED AUGUST 26, 1995.

     Sales for the three months ended August 31, 1996 were $103,026 or 79% higher than sales of $57,451 for the comparable period in the prior year. The increase in sales is attributable to substantially higher unit volume shipments of all the Company's products as a result of improving industry conditions. Of the $45,575 increase in sales for the three month period, $29,429 was due to increased seating revenues directly related to the acquisition of Burns. Excluding the effect of the Burn's acquisition, sales were up 28% from the comparable period in the prior year.

     At August 31, 1996, the Company's backlog stood at $480,000, up from $450,000 at February 24, 1996. New order bookings in the three months ended August 31, 1996 of approximately $109,000 were approximately $59,000 greater than new orders bookings of approximately $50,000 for the comparable period in the prior year. Management estimates that approximately 36% of its backlog is deliverable during the balance of fiscal 1997.

     Gross profit was $34,439, or 33.4% of sales, for the three months ended August 31, 1996 and was $15,720 higher than gross profit for the comparable period in the prior year of $18,719, which represented 32.6% of sales. The increase in gross profit is primarily the result of the higher sales volumes.

     Selling, general and administrative expenses were $12,669 or 12.3% of sales for the three months ended August 31, 1996. This was $4,226 higher than selling, general and administrative expenses for the comparable period in the prior year of $8,443, or 14.7% of sales, principally due to the substantial increase in revenues and the acquisition of Burns.

     Research, development and engineering expenses were $9,430 or 9.2% of sales, for the three months ended August 31, 1996. For the comparable period in the prior year, research and development expense was $11,471 or 20.0% of sales. The decrease in expenses during the current year is the result of a decrease in the level of activity associated with MDDS, offset somewhat by an increase in product development activity in the Seating Products Division.

     Amortization expense for the quarter ended August 31, 1996 of $2,806 was $448 more than the amount recorded in the first half of fiscal 1996 as a result of the Burns acquisition.

     Net interest expense was $7,464 for the three months ended August 31, 1996, or $3,503 higher than the net interest expense of $3,961 recorded for the comparable period in the prior year, and is due to the increase in the Company's long-term debt outstanding as a result of the Burns acquisition.

                              BE AEROSPACE, INC.

THREE MONTHS ENDED AUGUST 31, 1996, AS COMPARED TO THE THREE MONTHS ENDED
AUGUST 26, 1995.    (CONTINUED)

     Earnings before income taxes of $2,070 for the three months ended August 31, 1996 was $9,584 greater than the loss before taxes of $(7,514) in the prior year.

     Income taxes for the three months ended August 31, 1996 were $207 or 10% of earnings before income taxes as compared to no tax provision in the first half of fiscal 1996.

     Net earnings were $1,863 or $.11 per share for the three months ended August 31, 1996, as compared to a net loss of $(7,514) or $(.47) per share for the comparable period in the prior year.

SIX MONTHS ENDED AUGUST 31, 1996, AS COMPARED TO THE SIX MONTHS ENDED AUGUST 26, 1996.

     Sales for the six months ended August 31, 1996 were $200,328 or 77% higher than sales of $113,045 for the comparable period in the prior year. The increase in sales is attributable to substantially higher unit volume shipments of all the Company's products as a result of improving industry conditions. Of the $87,283 increase in sales for the six month period, $56,129 was due to increased seating revenues directly related to the acquisition of Burns. Excluding the effect of the Burns acquisition, revenues were up 28% from the comparable period in the prior year.

     At August 31, 1996, the Company's backlog stood at approximately $480,000, up from approximately $450,000 at February 24, 1996. New order bookings in the six months ended August 31, 1996 of approximately $230,000 were $113,000 greater than new orders bookings of approximately $118,000 for the comparable period in the prior year. Management estimates that approximately 36% of its backlog is deliverable during the balance of fiscal 1997.

     Gross profit was $66,986 or 33.4% of sales for the six months ended August 31, 1996 and was $29,866 higher than gross profit for the comparable period in the prior year of $37,120, which represented 32.8% of sales. The increase in gross profit is the result of the higher sales volume.

     Selling, general and administrative expenses were $24,254 or 12.1% of sales for the six months ended August 31, 1996. This was $7,511 higher than selling, general and administrative expenses for the comparable period in the prior year of $16,743, or 14.8% of sales, principally due to the substantial increases in revenues and the acquisition of Burns.

     Amortization expense for the six months ended August 31, 1996 of $5,514 was $864 more than the amount recorded in the first half of fiscal 1996 as a result of the Burns acquisition.

     Net interest expense was $14,399 for the six months ended August 31, 1996, or $6,250 higher than the net interest expense of $8,149 recorded for the comparable period in the prior year, and is due to the increase in the Company's long-term outstanding debt as a result of the Burns acquisition.

                             BE AEROSPACE, INC.

     Earnings before income taxes of $3,662 for the six months ended August 31, 1996 was $20,858 more than the loss before income taxes of $(17,196) in the prior year.

     Income taxes for the six months ended August 31, 1996 were $366 or 10% of earnings before income taxes, as compared to no tax provision in the first half of fiscal 1996.

     Net earnings were $3,296 or $.19 per share for the six months ended August 31, 1996 as compared to a net loss of $(40,528) or $(2.52) per share for the comparable period in the prior year, which includes the cumulative effect of the accounting change of $23,332.


LIQUIDITY AND CAPITAL RESOURCES

     BEA's primary requirements for working capital have been directly related to its accounts receivable and inventory levels, costs associated with the design and development of the MDDS and other products and scheduled interest payments on its indebtedness. BEA's working capital was $62,282, as of August 31, 1996, compared to $41,824 as of February 24, 1996.

     In January 1996 the Company amended its existing credit facilities by increasing the aggregate principal amount that may be borrowed thereunder to $100,000 (the "Bank Credit Facility"). The Bank Credit Facility consists of a $25,000 reducing revolver and a $75,000 revolving facility. The amount of the reducing revolver will be reduced automatically by 12.5% on April 19, 1999 and on each of the seven succeeding quarterly anniversaries of such date. The Reducing Revolver is collateralized by all of the issued and outstanding capital stock of Acurex (a wholly owned subsidiary) and has a five year maturity, with the commitments of the lenders thereunder reducing during such five year period, and the revolving facility is collateralized by all of the Company's accounts receivable, all of its inventory and substantially all of its other personal property and has a five year maturity. The Bank Credit Facility contains customary affirmative covenants, negative covenants and conditions of borrowing. At August 31, 1996 indebtedness in an aggregate principal amount of approximately $47,000, plus letters of credit amounting to approximately $6,000 were outstanding under the Bank Credit Facility.

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

     At August 31, 1996, the Company's cash and cash equivalents were $14,188 as compared to $15,376 at February 24, 1996. Cash used in operating activities during the six months ended August 31, 1996 was $(4,022), and cash used in operating activities in fiscal 1996 was $(8,296). The primary source of cash during the six months ended August 31, 1996 was net earnings of $3,296 and non-cash charges for depreciation and amortization of $11,840 and approximately $3.9 million from issuance of common stock which was offset by a use of cash of $19,158, principally due to increases in receivables and inventories, as well as decreases in current liabilities.

                             BE AEROSPACE, INC.

     The Company's capital expenditures were $7,065 and $8,168 during the six months ended August 31, 1996 and August 26, 1995 respectively. The Company expects that its capital expenditures for the remainder of fiscal 1997 will be approximately $7,000. These capital expenditures will relate principally to maintenance of operations.

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



                                              BE AEROSPACE, INC.


Date:  October 4, 1996                        By:/s/ Robert J. Khoury
                                              -------------------------
                                                      Robert J. Khoury
                                                      Vice Chairman and
                                                      Chief Executive Officer



Date:  October 4, 1996                        By: /s/ Thomas P. McCaffrey
                                              ----------------------------
                                                      Thomas P. McCaffrey
                                                      Vice President &
                                                      Chief Financial Officer