Form 10-Q/A
period 1996-08-31
BE AEROSPACE INC
filed 1996-10-15
CIK 861361

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549



                                 FORM 10-Q/A

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



                                (561) 791-5000
             (Registrant's telephone number, including area code)



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

EXPLANATORY NOTE:

     This Form 10-Q/A dated October 15, 1996 amends the registrant's Quarterly Report on Form 10-Q for the quarter ended August 31, 1996 which was filed on October 10, 1996 as follows:

     1. On Page 8, the paragraph beginning with "Research, development..." was inadvertently omitted in the original filing.

     2. On Page 9, in the last paragraph, third line from the bottom, the number was changed to read "3,900" from the original text which read $3.9 million."

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

     Research, development and engineering expenses were $19,157 or 9.6% of sales for the six months ended August 31, 1996. For the comparable period in the prior year, research and development expense was $24,774 or 21.9% of sales. The decrease in expense during the current year is the result of a decrease in the level of activity associated with MDDS, offset somewhat by an increase in product development activity in the Seating Products Division.

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

     At August 31, 1996, the Company's cash and cash equivalents were $14,188 as compared to $15,376 at February 24, 1996. Cash used in operating activities during the six months ended August 31, 1996 was $(4,022), and cash used in operating activities in fiscal 1996 was $(8,296). The primary source of cash during the six months ended August 31, 1996 was net earnings of $3,296 and non-cash charges for depreciation and amortization of $11,840 and approximately $3,900 from issuance of common stock which was offset by a use of cash of $19,158, principally due to increases in receivables and inventories, as well as decreases in current liabilities.

                              BE AEROSPACE, INC.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         BE AEROSPACE, INC.


Date:  October 15, 1996                  By:  /s/ Robert J. Khoury
                                             --------------------
                                                  Robert J. Khoury
                                                  Vice Chairman and
                                                  Chief Executive Officer



Date:  October 15, 1996                   By:  /s/ Thomas P. McCaffrey
                                               -----------------------
                                                   Thomas P. McCaffrey
                                                   Vice President &
                                                   Chief Financial Officer