Form 10-Q
period 1996-11-30
BE AEROSPACE INC
filed 1996-12-23
CIK 861361

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549



                                  FORM 10-Q

              Quarterly Report Pursuant to Section 13 or 15(d)
       of the Securities Exchange Act of 1934 for the quarterly period ended November 30, 1996


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



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES[X] NO[ ]

     The registrant has one class of common stock, $ .01 par value, of which 21,750,525 shares were outstanding as of December 18, 1996.

                             BE AEROSPACE, INC.

Item 1.  Financial Statements

                    CONSOLIDATED CONDENSED BALANCE SHEETS
                  (Dollars in thousands, except share data)

                                                     November 30, February 24,
                                                            1996         1996
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                            $  13,670    $  15,376
  Receivables - trade, less allowance for doubtful
     accounts of $5,236 (November 30, 1996)
     and $4,973 (February 24, 1996)                       70,155       54,242
  Inventories, net                                        89,419       72,569
  Other current assets                                     4,365        7,621
                                                         -------      -------
  Total current assets                                   177,609      149,808

PROPERTY AND EQUIPMENT, net                               88,110       86,357

INTANGIBLES AND OTHER ASSETS, net                        193,039      197,421
                                                       ---------    ---------
                                                       $ 458,758    $ 433,586
                                                       =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                     $  46,996    $  45,102
  Accrued expenses                                        47,849       56,400
  Current portion of long-term debt                        5,821        6,482
                                                        --------     --------

  Total current liabilities                              100,666      107,984

LONG-TERM DEBT                                           282,107      273,192
DEFERRED INCOME TAXES                                      2,189        1,257
OTHER LIABILITIES                                          7,431        6,996

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value; 1,000,000 shares
    authorized; no shares outstanding
  Common stock, $.01 par value; 30,000,000 shares
    authorized; 17,622,564 (November 30, 1996)
    16,392,994 (February 24, 1996) issued                    167          164
  Additional paid-in capital                             133,375      121,366
  Retained deficit                                       (68,568)     (75,995)
  Cumulative foreign exchange translation adjustment       1,391       (1,378)
                                                       ---------     --------
    Total stockholders' equity                            66,365       44,157
                                                       ---------    ---------
                                                       $ 458,758    $ 433,586
                                                       =========    =========

                             BE AEROSPACE, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share data)

                                                          Three Months Ended
                                                       November 30, November 25,
                                                              1996         1995

NET SALES                                                 $107,823     $ 58,188

COST OF SALES                                               71,313       40,462
                                                            ------       ------

GROSS PROFIT                                                36,510       17,726

OPERATING EXPENSES:

 Selling, general and administrative and other expenses     13,365       12,804
 Research, development and engineering                       8,602       12,483
 Amortization expense                                        2,507        2,221
                                                             -----        -----

  Total operating expenses                                  24,474       27,508

OPERATING EARNINGS (LOSS)                                   12,036       (9,782)

INTEREST EXPENSE, net                                        7,446        4,239
                                                             -----        -----

EARNINGS (LOSS) BEFORE INCOME TAXES                          4,590      (14,021)

INCOME TAXES                                                   459           (0)
                                                               ---           --

NET EARNINGS (LOSS)                                       $  4,131     $(14,021)
                                                          ========     ========

EARNINGS (LOSS) PER COMMON SHARE:

NET EARNINGS (LOSS) PER COMMON SHARE                      $   0.23     $  (0.87)
                                                          ========     ========

COMMON AND COMMON EQUIVALENT SHARES                         18,295       16,118
                                                            ======       ======

                               BE AEROSPACE, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share data)

                                                           Nine Months Ended
                                                       November 30, November 25
                                                              1996         1995

NET SALES                                                 $ 308,151   $ 171,233

COST OF SALES                                               204,655     116,387
                                                          ---------   ---------

GROSS PROFIT                                                103,496      54,846

OPERATING EXPENSES:

 Selling, general and administrative and other expenses      37,619      29,547
 Research, development and engineering                       27,759      37,257
 Amortization expense                                         8,021       6,871
                                                           --------    --------

 Total operating expenses                                    73,399      73,675

OPERATING EARNINGS (LOSS)                                    30,097     (18,829)

INTEREST EXPENSE, net                                        21,845      12,388
                                                           --------    --------

EARNINGS (LOSS) BEFORE INCOME TAXES
 AND CUMULATIVE EFFECT OF CHANGE
  IN ACCOUNTING PRINCIPLE                                     8,252     (31,217)

INCOME TAXES                                                    825          --
                                                                ---       -----

EARNINGS (LOSS) BEFORE CUMULATIVE EFFECT
 OF CHANGE IN ACCOUNTING PRINCIPLE                            7,427     (31,217)


CUMULATIVE EFFECT OF CHANGE IN
 ACCOUNTING PRINCIPLE                                            --     (23,332)
                                                             ------     -------


NET EARNINGS (LOSS)                                       $   7,427   $ (54,549)
                                                          =========   =========

EARNINGS (LOSS) PER COMMON SHARE:

EARNINGS (LOSS) BEFORE CUMULATIVE EFFECT
  OF CHANGE IN ACCOUNTING PRINCIPLE                       $    0.42   $   (1.94)
CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE                                           --       (1.45)
                                                             ------       -----

NET EARNINGS (LOSS)                                       $    0.42   $   (3.39)
                                                          =========   =========

COMMON AND COMMON EQUIVALENT SHARES                          17,786      16,111
                                                          =========   =========

                               BE AEROSPACE, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                          November 30,        November 25,
                                                                 1996                1995
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings (loss)                                     $  7,427            $(54,549)
     Adjustments to reconcile net earnings (loss)
        to net cash flows provided by operating activities:
              Depreciation and amortization of intangibles     16,325              14,003
              Amortization of deferred financing fees           1,161                 526
              Cumulative effect of
                change in accounting principle                     --              23,332
              Deferred income taxes                               637                 (94)
              Non cash employee benefit plan contributions        783               1,062
              Changes in operating assets and liabilities:
                   Accounts receivable                        (15,193)              3,541
                   Inventories                                (15,106)             (5,248)
                   Other current assets                         3,266                 (72)
                   Accounts payable                             1,370              (1,495)
                   Other liabilities                           (9,683)             (3,460)
                                                             --------            --------
     Net cash flows used in operating activities               (9,013)            (22,454)


CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures                                     (8,675)            (13,654)
      Change in intangibles and other assets - net             (3,338)             (3,112)
                                                             --------            --------
      Net cash flows used in investing activities             (12,013)            (16,766)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings under revolving lines of credit             7,903              36,310
     Proceeds from issuances of stock                          11,229                  --
                                                             --------            --------
     Net cash flows provided by financing activities           19,132              36,310

Effect of exchange rate changes on cash flows                     188                 (61)
                                                              -------             -------
Net decrease in cash and cash equivalents                      (1,706)            (2,971)

Cash and cash equivalents, beginning of period                 15,376               8,319
                                                             --------            --------
Cash and cash equivalents, end of period                     $ 13,670            $  5,348
                                                             ========            ========


Supplemental disclosures of cash flow information:
     Cash paid during period for interest                    $ 20,935            $ 15,355
     Cash paid during period for income taxes, net           $  1,183            $    104


                               BE AEROSPACE, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
   THREE MONTHS AND NINE MONTHS ENDED NOVEMBER 30, 1996 AND NOVEMBER 25, 1995


Note 1.    Basis of Presentation:

     The information set forth in these consolidated condensed financial statements as of November 30, 1996 and for the nine and three month periods ended November 30, 1996 and November 26, 1995 is unaudited and may be subject to normal year-end adjustments. In the opinion of management, the unaudited consolidated condensed financial statements reflect all adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial position of BE Aerospace, Inc. (the "Company" or "B/E") for the periods indicated. Results of operations for the interim periods ended November 30, 1996 and November 26, 1995 are not necessarily indicative of the results of operations for the full fiscal year. For further information, including information with regard to conditions in the airline industry and their possible impact on the Company, please refer to the Company's annual report on Form 10-K for the fiscal year ended February 24, 1996 and its prospectus on Form S-3 dated December 12, 1996.

     The accompanying consolidated condensed financial statements consolidate all of the Company's subsidiaries.

     Certain information normally included in footnote disclosures to the annual financial statements has been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission.

Note 2.    Subsequent Event

     On December 18, 1996, the Company sold four million shares of common stock to the public at a price of $25.00 per share. The net proceeds of the offering were approximately $94 million. The Company used approximately $58 million of the net proceeds to repay the outstanding balances under various credit facilities. The remainder of the net proceeds will be used for general corporate purposes.

     Had this sale and the corresponding repayment of the credit facilities taken place on February 25, 1996, earnings per common and common equivalent shares would have been $.24 and 22,292, respectively, for the three months ended November 30, 1996 and $.52 and 21,786, respectively, for the nine months ended November 30, 1996.

                 [Remainder of page intentionally left blank]

                              BE AEROSPACE, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
(Dollars in thousands, except per share data)

     The following discussion and analysis addresses the results of the Company's operations for the three months ended November 30, 1996, as compared to the Company's results of operations for the three months ended November 25, 1995. The discussion and analysis then addresses the results of the Company's operations for the nine months ended November 30, 1996 as compared to the Company's results of operations for the nine months ended November 25, 1995. The discussion and analysis then addresses the liquidity and financial condition of the Company.

THREE MONTHS ENDED NOVEMBER 30, 1996, AS COMPARED TO THE THREE MONTHS ENDED NOVEMBER 25, 1995.

     Sales for the three months ended November 30, 1996 were $107,823, or 85%, higher than sales of $58,188 for the comparable period in the prior year. The increase in sales is attributable to substantially higher unit volume shipments of all the Company's products as a result of improving industry conditions. Of the $49,635 increase in sales for the three month period, $26,600 was due to increased revenues directly related to the acquisition of Burns Aerospace Corporation ("Burns"). Excluding the effect of the Burn's acquisition, sales increased 40% from the comparable period in the prior year.

     At November 30, 1996, the Company's backlog was approximately $530,000, up from $450,000 at February 24, 1996. New order bookings in the three months ended November 30, 1996 of approximately $158,000 were $119,000 greater than new order bookings of approximately $39,000 for the comparable period in the prior year.

     Gross profit was $36,510, or 33.9% of sales, for the three months ended November 30, 1996 and was $18,784 higher than gross profit for the comparable period in the prior year of $17,726, which represented 30.5% of sales. The increase in gross profit is primarily the result of the higher sales volumes.

     Selling, general and administrative and other expenses were $13,365, or 12.4% of sales, for the three months ended November 30, 1996. This was $561 higher than selling, general and administrative and other expenses for the comparable period in the prior year of $12,804, or 22% of sales, principally due to the increase in revenues and the acquisition of Burns.

     Research, development and engineering expenses were $8,602, or 8% of sales, for the three months ended November 30, 1996. For the comparable period in the prior year, research and development expense was $12,483 or 21.5% of sales. The decrease in expenses during the current year is the result of a decrease in the level of activity associated with MDDS, partially offset by an increase in product development activity in the Seating Products Division.

     Amortization expense of $2,507 for the quarter ended November 30, 1996, was $286 more than the amount recorded in the quarter ended November 25, 1995, as a result of the Burns acquisition.

     Net interest expense was $7,446 for the three months ended November 30, 1996, or $3,207 higher than the net interest expense of $4,239 recorded for the comparable period in the prior year, and is due to the increase in the Company's long-term debt outstanding as a result of the Burns acquisition and the upturn in the Company's business.

                              BE AEROSPACE, INC.

THREE MONTHS ENDED NOVEMBER 30, 1996, AS COMPARED TO THE THREE MONTHS ENDED NOVEMBER 25, 1995. (Continued)

     Earnings before income taxes of $4,590 for the three months ended November 30, 1996 were $18,611 greater than the loss before taxes of $(14,021) in the prior year.

     Income taxes for the three months ended November 30, 1996 were $459, or 10% of earnings before income taxes, as compared to no tax provision for the prior year period.

     Net earnings were $4,131, or $.23 per share, for the three months ended November 30, 1996, as compared to a net loss of $(14,021), or $(.87) per share, for the comparable period in the prior year.

NINE MONTHS ENDED NOVEMBER 30, 1996, AS COMPARED TO THE NINE MONTHS ENDED NOVEMBER 25, 1996.

     Sales for the nine months ended November 30, 1996 were $308,151, or 80%, higher than sales of $171,233 for the comparable period in the prior year. The increase in sales is attributable to substantially higher unit volume shipments of all the Company's products as a result of improving industry conditions. Of the $136,918 increase in sales for the nine month period, approximately $80,400 was due to increased revenues directly related to the acquisition of Burns. Excluding the effect of the Burns acquisition, revenues increased 33% from the comparable period in the prior year.

     At November 30, 1996, the Company's backlog was approximately $530,000, up from approximately $450,000 at February 24, 1996. New order bookings in the nine months ended November 30, 1996 of approximately $388,000 were $231,000 greater than new orders bookings of approximately $157,000 for the comparable period in the prior year.

     Gross profit was $103,496 or 33.6% of sales for the nine months ended November 30, 1996 and was $48,650 higher than gross profit for the comparable period in the prior year of $54,846, which represented 32.0% of sales. The increase in gross profit is the result of the higher sales volumes.

     Selling, general and administrative and other expenses were $37,619, or 12.2% of sales, for the nine months ended November 30, 1996. This was $8,072 higher than selling, general and administrative and other expenses for the comparable period in the prior year of $29,547, or 17.3% of sales, principally due to the substantial increases in revenues and the acquisition of Burns.

     Research, development and engineering expenses were $27,759, or 9% of sales, for the nine months ended November 30, 1996. For the comparable period in the prior year, research and development expense was $37,257 or 21.8% of sales. The decrease in expense during the current year is the result of a decrease in the level of activity associated with MDDS, partially offset by an increase in product development activity in the Seating Products Division.

     Amortization expense of $8,021 for the nine months ended November 30, 1996 was $1,150 more than the amount recorded in the comparable period for fiscal 1996, as a result of the Burns acquisition.

                              BE AEROSPACE, INC.

     Net interest expense was $21,845 for the nine months ended November 30, 1996, or $9,457 higher than the net interest expense of $12,388 recorded for the comparable period in the prior year, and is due to the increase in the Company's long-term outstanding debt as a result of the Burns acquisition and the upturn in the Company's business.

     Earnings before income taxes of $8,252 for the nine months ended November 30, 1996 were $39,469 more than the loss before income taxes of $(31,217) in the prior year.

     Income taxes for the nine months ended November 30, 1996 were $825, or 10% of earnings before income taxes, as compared to no tax provision for the prior period.

     Net earnings were $7,427, or $.42 per share, for the nine months ended November 30, 1996 as compared to a net loss of $(54,549) or $(3.39) per share for the comparable period in the prior year, which includes the cumulative effect of the accounting change of $23,332.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's liquidity requirements consist primarily of working capital needs and scheduled payments of interest on its indebtedness. As a result of the Burns acquisition, the Company has significantly increased cash requirements for the payment of interest on its outstanding borrowings.

     B/E's primary requirements for working capital have been directly related to increased accounts receivable and inventory levels as a result of revenue growth. B/E's working capital was $76,943, as of November 30, 1996, compared to $41,824 as of February 24, 1996.

     In January 1996 the Company amended its existing credit facilities with The Chase Manhattan Bank by increasing the aggregate principal amount that may be borrowed thereunder to $100,000 (the "Bank Credit Facility"). The Bank Credit Facility consists of a $25,000 Reducing Revolver and a $75,000 Revolving Facility. The amount of the Reducing Revolver will be reduced automatically by 12.5% on April 19, 1999 and on each of the seven succeeding quarterly anniversaries of such date. The Reducing Revolver is collateralized by all of the issued and outstanding capital stock of Acurex, (a wholly owned subsidiary) and has a five year maturity and the Revolving Facility is collateralized by all of the Company's accounts receivable, all of its inventory and substantially all of its other personal property and has a five-year maturity. The Bank Credit Facility contains customary affirmative covenants, negative covenants and conditions of borrowing. At November 30, 1996 indebtedness in an aggregate principal amount of approximately $47,000, plus letters of credit amounting to approximately $5,000 were outstanding under the Bank Credit Facility.

     On December 18, 1996, the Company sold four million shares of common stock to the public at a price of $25.00 per share. The net proceeds of the offering were approximately $94 million. The Company used approximately $58 million of the net proceeds to repay the outstanding balances under various credit facilities. The remainder of the net proceeds will be used for general corporate purposes including working capital requirements to support increased sales and possible investments in strategic acquisitions.

     At November 30, 1996, the Company's cash and cash equivalents were $13,670 as compared to $15,376 at February 24, 1996. Cash used in operating activities during the nine months ended November 30, 1996 was $(9,013), and cash used in operating activities in fiscal 1996 was $(22,454). The primary source of cash during the nine months ended November 30, 1996 was net earnings

                              BE AEROSPACE, INC.

of $7,425 and non-cash charges for depreciation and amortization of $16,325 and approximately $11,229 from issuance of common stock which was offset by a use of cash of $36,687, principally due to increases in receivables, inventories and property and equipment, as well as decreases in current liabilities.

     The Company's capital expenditures were $8,675 and $13,654 during the nine months ended November 30, 1996 and November 25, 1995 respectively. These capital expenditures relate principally to maintenance of operations.

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

     This report includes forward-looking statements. Any such statements are subject to risks and uncertainties that could cause actual results to vary materially from those anticipated; among these are the Company's dependence upon conditions in the airline industry, the size and resources of many of the Company's competitors, the Company's financial leverage, the need for the Company to continue to effectively integrate acquired businesses and the ability of the Company to successfully manufacture and deliver technologically advanced products. Additional information with respect to these and other factors which could materially affect the Company is included in the Company's filings with the Securities and Exchange Commission, including its most recent proxy statement and 10-K, its 10-Q for the fiscal quarter ended August 31, 1996 and the prospectus dated December 12, 1996, relating to the Company's recent common stock offering.

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



                                              BE AEROSPACE, INC.


Date:  December 23, 1996                      By:  /s/ Robert J. Khoury
                                                   Vice Chairman and
                                                   Chief Executive Officer



Date:  December 23, 1996                      By:  /s/ Thomas P. McCaffrey
                                                   Vice President &
                                                   Chief Financial Officer