Form 10-K
period 1997-02-22
BE AEROSPACE INC
filed 1997-05-09
CIK 861361

FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

         [ X ]  ANNUAL  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
           SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended February 22, 1997

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

                     (I.R.S. Employer Identification No.)
                                  06-1209796

            1400 Corporate Center Way, Wellington, Florida 33414
             (Address of principal executive offices) (Zip Code)

                               (561) 791-5000
            (Registrant's telephone number, including area code)

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

     Indicate by check mark if disclosure of  delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

     The aggregate market value of the registrant's voting stock held by non-affiliates was approximately $540,250,953 on April 30, 1997 based on the closing sales price of the registrant's Common Stock as reported on the Nasdaq National Market as of such date.

     The number of shares of the registrant's Common Stock, $.01 par value, outstanding as of April 30, 1997 was 21,939,125 shares.

DOCUMENTS INCORPORATED BY REFERENCE

     Those sections of the Registrant's Proxy Statement to be filed with the Commission in connection with its 1997 Annual Meeting of Stockholders to be held on August 6, 1997, described in Part III hereof, are incorporated by reference in this report.

                                    INDEX

                                   PART I
ITEM 1. Business ........................................................    3

ITEM 2. Properties ......................................................   14

ITEM 3. Legal Proceedings ...............................................   16

ITEM 4. Submission of Matters to a Vote of Security Holders..............   16

        Executive Officers of the Registrant ............................   17

                                   PART II

ITEM 5. Market for the Registrant's Common Equity and Related Stockholder
        Matters                                                             20

ITEM 6. Selected Financial Data                                             21

ITEM 7. Management's Discussion and Analysis of Financial Condition and
        Results of Operations ...........................................   23

ITEM 8. Financial Statements and Supplementary Data .....................   29

ITEM 9. Changes in and Disagreements with Accountants on Accounting and
        Financial Disclosure ............................................   29

                                  PART III

ITEM 10. Directors and Executive Officers of the Registrant.............    30

ITEM 11. Executive Compensation.........................................    30

ITEM 12. Security Ownership of Certain Beneficial Owners and Management..   30

ITEM 13.  Certain Relationships and Related Transactions.................   30

                                   PART IV

ITEM 14. Exhibits, Financial Statement Schedules, and
         Reports on Form 8-K........................................        30

        Index to Consolidated Financial Statements and Schedule........... F-1

                                    PART I

     This Item 1 "Business" includes forward-looking statements which involve risks and uncertainties. The Company's actual experience may differ materially from that discussed in such statements. Factors that might cause such a difference include, but are not limited to, those discussed in "Risk Factors" contained in Exhibit 99 hereto, as well as future events that have the effect of reducing the Company's operating income and available cash balances, such as unexpected operating losses or delays in the integration of the Company's seating business, the delivery of the Company's MDDS interactive video system, customer delivery requirements, new or expected refurbishments, or cash expenditures related to possible future acquisitions.

ITEM 1.  BUSINESS.

INTRODUCTION

     BE Aerospace, Inc. ("B/E" or the "Company") is the world's largest manufacturer of commercial aircraft cabin interior products, serving virtually  all of the  major  airlines  in the  world  with a  broad  line of products, including aircraft seats, a full line of food and beverage preparation and storage equipment, galley structures and in-flight entertainment systems. In addition, B/E provides services and specialty products for aircraft cabin interiors.

     Management believes that the Company has achieved the leading global market position in each of its major product categories. B/E is the largest manufacturer of airline seats in the world, offering an extensive line of first class, business class, tourist class and commuter seats. The Company is also the world's largest manufacturer of galley equipment for both narrow- and wide-body aircraft, including a wide selection of coffee and beverage makers, water boilers, ovens, liquid containers, refrigeration equipment and galley structures. In addition, the Company is the leading manufacturer of passenger entertainment and service systems ("PESS"), including passenger control systems and individual passenger in-flight entertainment systems. The Company believes that individual passenger in-flight entertainment systems will be the fastest growing, and among the largest, product categories in the commercial aircraft cabin interior products industry in the future.

     B/E's substantial installed base provides significant ongoing revenues from replacements, repairs and spare parts. Approximately two-thirds of the Company's revenues in the fiscal year ended February 22, 1997 ("fiscal 1997") were derived from retrofit, upgrade, refurbishment and spare parts sales and services. Revenues from these sources, along with the Company's position as a low cost producer, enabled B/E to maintain its operating profitability during the several-year period prior to 1994, despite one of the most serious economic downturns ever suffered by the airline industry. During this period, airlines sought to conserve cash by reducing or deferring scheduled cabin interior refurbishment and upgrade programs and purchases of new aircraft.

     Since early 1994, the airlines have experienced a significant turnaround in operating results, with the domestic airline industry achieving record operating earnings during calendar 1995 and 1996. The world's airlines have also substantially strengthened their balance sheets during the past several years through record operating earnings and through the issuance of debt and equity securities. During fiscal 1997, the airlines began to initiate retrofit and refurbishment programs that had been deferred over the past several years. At the same time, airlines began to place orders with the major airframe manufacturers, which is expected to significantly increase the delivery rates for new aircraft beginning in calendar year 1997. During the past year, B/E has begun to experience substantial growth in its backlog, driven principally from refurbishment and retrofit programs. The Company believes that it is well positioned to benefit from the growth in airline profitability.

INDUSTRY OVERVIEW

     The commercial aircraft cabin interior products industry encompasses a broad range of products and services, including not only aircraft seating products, passenger entertainment and service systems, and food and beverage preparation and storage systems, but also lavatories, lighting systems, evacuation equipment and overhead bins. Management estimates that the industry had annual sales in excess of $1.5 billion during fiscal 1997.

     Historically, revenues in the cabin interior products industry have been derived from five sources: (i) retrofit programs in which airlines purchase new components to substantially overhaul the interiors of aircraft already in service; (ii) refurbishment programs in which airlines purchase components and services to improve the appearance and functionality of certain cabin interior equipment; (iii) new installation programs in which airlines purchase new equipment to outfit newly delivered aircraft; (iv) spare parts; and (v) equipment to upgrade the functionality or appearance of the aircraft interior. The retrofit and refurbishment cycles for commercial aircraft cabin interior products differ by product category. Aircraft seating typically has a refurbishment cycle of one to two years and a retrofit cycle of seven to eight years, although during the industry downturn, these periods tended to be extended. See "-Recent Industry Conditions." Galley structures and products are periodically upgraded or repaired, and require a continual flow of spare parts, but may be retrofitted only once or twice during the life of the aircraft.

     The various product categories currently manufactured by the Company include:

     AIRCRAFT SEATS. This is the largest single product category in the industry and includes first class, business class, tourist class and commuter seats. Management estimates that the aggregate size of the worldwide aircraft seat market (including spare parts) during fiscal 1997, which still reflected economic conditions stemming from the recent airline industry downturn, was in excess of $470 million. Approximately ten companies worldwide, including the Company, supply aircraft seats.

     PASSENGER ENTERTAINMENT AND SERVICE SYSTEMS (PESS). This product category includes individual seat video systems, overhead video projection systems, audio distribution systems, passenger control units ("PCUs") and related wiring and harness assemblies and sophisticated interactive telecommunications and entertainment systems. Management estimates that the aggregate size of the worldwide PESS market was approximately $300 million during fiscal 1997. Industry sources expect the PESS market to increase substantially in the near term as individual passenger entertainment systems become standard in-flight entertainment equipment in first, business and tourist classes on wide-body, and with the further development of live broadcast in-flight television, many narrow-body aircraft. PESS products are currently supplied by approximately five companies worldwide.

     GALLEY PRODUCTS. This product category includes complete galley systems for both narrow- and wide-body aircraft, including a wide selection of coffee and beverage makers, water boilers, ovens, liquid containers, air chillers, wine coolers and other refrigeration equipment and galley components. Management estimates that the aggregate size of the worldwide galley equipment market during fiscal 1997 was in excess of $375 million. The majority of the Company's sales of galley products have been associated with deliveries of new aircraft to the airlines. While there are approximately 22 companies worldwide who supply galley equipment to the airline industry, the Company is the only manufacturer with a complete line of galley equipment.

     The Company operates in the commercial aircraft cabin interior products segment of the commercial airlines supplier industry. Revenues for similar classes of products or services within this business segment for the three most recent fiscal years are presented below:

                                                    FISCAL YEAR
                                               ----------------------
                                               1997    1996     1995

                                       (UNAUDITED; DOLLARS IN MILLIONS)

Seating products ..........................   $ 217    $ 97    $ 100
Galley products ...........................     101      79       81
Passenger entertainment and service systems      52      33       34
Services ..................................      42      23       14
                                              -----   -----    -----
Total revenues ............................   $ 412   $ 232    $ 229
                                              =====   =====    =====

RECENT INDUSTRY CONDITIONS

     The Company's principal customers are the world's commercial airlines. The airlines incurred record losses during the three-year period ended December 31, 1993. The losses incurred during the downturn seriously impaired airline balance sheets and negatively influenced airline purchasing decisions with respect to both new aircraft and refurbishment programs. The domestic airlines in large part returned to profitable operations during calendar years 1994 through 1996, and have substantially restored their balance sheets since then through cash generated from operations and debt and equity placements. This improvement in the airlines profitability and liquidity has, in turn, led to an increase in refurbishment and retrofit programs, which coupled with spares revenues generated approximately two thirds of the Company's revenues in fiscal 1997. Further, throughout calendar 1996, the aircraft manufacturers began experiencing a significant increase in new aircraft orders. Among those factors expected to affect the cabin interior products industry are the following:

     LARGE EXISTING INSTALLED BASE. According to Current Market Outlook published by the Boeing Commercial Airline Group in 1997 (the "Boeing Report"), the world passenger aircraft fleet, as of the end of calendar 1996, consisted of 11,505 aircraft, including 3,136 aircraft with fewer than 120 seats, 5,308 aircraft with between 120 and 240 seats and 3,061 aircraft with more than 240 seats. Based on such fleet numbers, management estimates that the total worldwide installed base of commercial aircraft cabin interior products, valued at replacement prices, was approximately $7.5 billion at the end of 1996. This existing installed base will generate continued retrofit, refurbishment and spare parts revenue, particularly in light of the deterioration of existing cabin interior functionality and aesthetics resulting from the airlines' deferral of refurbishment programs in recent years.

     EXPANDING WORLDWIDE FLEET. Worldwide air traffic has grown in every year since 1946 (except in 1990) and, according to the Boeing Report, is projected to grow at a compounded average rate of approximately five percent per year through 2016, increasing annual revenue passenger miles from approximately
1.7 trillion in 1996 to approximately 4.5 trillion by 2016. The Boeing Report indicates that the airlines are experiencing extremely high load factors and that a significant number of new aircraft will be purchased to meet the growth in worldwide air travel, which is expected to increase by over 70% over the next 10 years. According to the Boeing Report, the worldwide fleet of commercial passenger aircraft is projected to expand from approximately 11,500 at the end of 1996 to approximately 23,600 by the end of 2016. The Company believes that growth in new aircraft deliveries will begin in 1997. For example, Boeing has indicated that it shipped 218 aircraft in 1996, and that it plans to ship 369 aircraft in 1997, 528 in 1998, 562 in 1999 and 576 in 2000. The Company generally receives orders related to new deliveries approximately six months before an aircraft is delivered. According to Airbus Industrie Global Market Forecast published in March 1995 (the "Airbus
Industrie Report"), the worldwide installed seat base, which management considers to be a good indicator for potential growth in the aircraft cabin interior products industry, is expected to increase from approximately 1.6 million passenger seats at the end of 1994 to approximately 3.9 million passenger seats at the end of 2014. The expanding worldwide fleet will generate additional revenues from new installation programs and the increase in the size of the base will generate additional and continual retrofit, refurbishment and spare parts revenue.

     WIDE-BODY AIRCRAFT ORDERS. Orders for wide-body, long-haul aircraft constitute an increasing share of total new airframe orders. According to the July 1996 Airline Monitor, the percentage of Boeing aircraft deliveries projected to be wide-body aircraft for 1996 through 1998 is 43%, as compared to 32% for the three-year period ended December 31, 1995. Wide-body aircraft currently carry up to three times the number of seats as narrow-body aircraft, and because of multiple classes of service, including large first class and business class configurations, the Company's average revenue per seat on wide-body aircraft is also higher. Aircraft crews on wide-body aircraft may make and serve between 300 and 900 meals and may brew and serve more than 2,000 cups of coffee on a single flight. As a result, wide-body aircraft may require as much as seven times the dollar value of cabin interior products as narrow-body aircraft, as well as products which are technically more sophisticated and typically more expensive. Further, individual passenger in-flight entertainment systems are installed principally on wide-body aircraft. Airlines are increasingly demanding such systems for long-haul flights to attract and retain customers, especially as the quality of in-flight entertainment has become a differentiating factor in passengers' airline selection decisions. Such systems also provide the airlines with the opportunity to increase revenues per passenger mile, without raising ticket prices, by charging individually for services used. For these reasons, management believes that in the future, interactive in-flight entertainment systems will be installed on a vast majority of all wide-body aircraft and, with the further development of live broadcast in-flight television, many narrow-body planes.

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

     UPGRADE, MAINTENANCE, INSPECTION AND REPAIR SERVICE MARKETS. Historically the airlines have relied on their airframe and engine mechanics to repair or replace cabin interior products that have become damaged or otherwise non-functional. As cabin interior product configurations have become increasingly sophisticated and the airline industry increasingly competitive, the airlines have begun to outsource such services in order to increase productivity and reduce costs and overhead. Outsourced services include product upgrades (such as the installation of a telecommunications module or individual passenger entertainment unit in an aircraft seat not originally designed to accommodate such equipment), cabin interior product maintenance and inspection, as well as other repair services.

COMPETITIVE STRENGTHS AND BUSINESS STRATEGY

     The  Company  believes  that  it  has  a  strong  competitive   position
attributable to a number of factors including the following:

     LEADING MARKET SHARE AND SIGNIFICANT INSTALLED BASE. Management believes that the Company has achieved the leading global market positions in each of its major product categories. The Company believes its market share provides it with significant competitive advantage in serving its customers, including economies of scale and the ability to commit greater product development, global product support and marketing resources. Furthermore, because of economies of scale, in part attributable to its large market shares and its approximate $2.8 billion installed base of cabin interior equipment (valued at replacement prices as of February 22, 1997), the Company believes it is among the lowest cost producers in the cabin interior products industry. The Company also believes that its large installed base provides B/E with a significant advantage over competitors in obtaining orders for retrofit and refurbishment programs, principally because airlines tend to purchase equipment from the original supplier. In addition, because of the need for compatible spare parts at airline maintenance depots and the desire of airlines to maximize fleet commonality, a single vendor is typically used for all aircraft of the same type operated by a particular airline. Finally, B/E is well positioned to obtain on-going upgrade, maintenance, inspection and repair service contracts due to the breadth of its product line and the size of its installed base.

     BROADEST PRODUCT LINE IN THE INDUSTRY. Management believes the Company offers more technologically advanced products for the cabin interiors of commercial aircraft than any other manufacturer. With an established reputation for quality, service and product innovation, the Company enjoys broad recognition among the world's commercial airlines. The Company maintains a constant dialogue with a wide array of existing and potential customers, enabling it to become aware of emerging industry trends and needs and thereby play a leading role in product development. The Company has continued to expand its product line, believing that the airline industry increasingly will seek an integrated approach to the development, testing and sourcing of the aircraft's cabin interior.

     TECHNOLOGICAL LEADERSHIP/NEW PRODUCT DEVELOPMENT. Management believes that the Company is a technological leader in its industry, with the largest R&D organization in the industry, currently comprised of 320 engineers. The Company believes that its R&D effort and its on-site engineers at both the airlines and airframe manufacturers enable B/E to consistently introduce innovative products and thereby gain early entrant advantages and substantial market shares. Examples of such product development include: the Company's family of in-flight entertainment systems, which it believes to be superior to existing operational systems in terms of performance, reliability, weight, heat generation and flexibility to adapt to changing technology; a cappuccino/espresso maker; a quick chill wine cooling system; and a constant-pressure, steam cooking oven, which the Company believes substantially improves the appearance, aroma and taste of airline food.

     The Company's business strategy is to maintain its leadership position and best serve its airline customers by (i) offering the broadest and most integrated product line in the industry for both new product sales and follow-on products and services; (ii) pursuing a worldwide marketing approach focused by airline and encompassing the Company's entire product line; (iii) remaining the technological leader, as well as significantly growing its installed base of products, in the developing in-flight individual passenger entertainment market; (iv) enhancing its position in the growing upgrade, maintenance, inspection and repair services market; and (v) pursuing selective strategic acquisitions in the commercial aircraft cabin interior products industry.

GROWTH OPPORTUNITIES

     B/E believes that it is benefiting from three major growth trends occurring in the commercial aircraft cabin interior products industry:

     INCREASE IN REFURBISHMENT AND UPGRADE ORDERS. B/E's substantial installed base provides significant ongoing revenues from replacements, upgrades, repairs and spare parts. Approximately two-thirds of B/E's revenues and operating earnings for the year ended February 22, 1997 were derived from refurbishment, retrofit and upgrade orders. In the late 1980s and early 1990s, the airline industry suffered a significant downturn, which resulted in a deferral of cabin interior maintenance expenditures. Since early 1994, the airlines have experienced a turnaround in operating results, leading the domestic airline industry to record operating earnings during 1995 and 1996. Deterioration of cabin interior product functionality and aesthetics within the commercial airline fleets during the industry downturn has encouraged airlines to increase spending on refurbishments and upgrades. The Company believes that it is well positioned to benefit over the next several years as a result of the airlines' dramatically improved financial condition and liquidity and the need to refurbish and upgrade cabin interiors. The Company's recent growth in backlog, revenues and operating earnings has been primarily from refurbishment and upgrade programs, and the Company is currently experiencing a high level of new order quote activity related to such programs.

     EXPANSION OF WORLDWIDE FLEET AND SHIFT TOWARD WIDE-BODY AIRCRAFT. B/E will benefit from the significant number of new aircraft which will need to be purchased to meet projected growth in worldwide air travel in three ways:
(a) shipments of interior products to equip these new aircraft; (b) expansion in the overall fleet, leading to more potential refurbishment and upgrade revenues; and (c) a shift in new aircraft shipments toward wide-body aircraft, which require substantially more seats, galley equipment and in-flight entertainment products per aircraft than do narrow-body aircraft. The Company expects the impact of new aircraft deliveries to begin to be felt in the commercial aircraft cabin interior product industry during calendar 1997. See "Industry Overview-- Recent Industry Conditions."

     EMERGENCE OF INDIVIDUAL PASSENGER IN-FLIGHT ENTERTAINMENT SYSTEMS AS A MAJOR NEW PRODUCT CATEGORY. Airlines increasingly are demanding individual passenger in-flight entertainment systems as a method to attract and retain customers, as the availability of such service affects passengers' decisions on airline selection. These systems also provide the airlines with the opportunity to generate increased revenues, without raising ticket prices, by charging passengers for the services used. The Company expects that individual passenger in-flight entertainment systems will be the fastest growing, and among the largest, product categories in the commercial aircraft cabin interior products industry in the future.

PRODUCTS AND SERVICES

  Seating Products

     The Company is the world's leading manufacturer of aircraft seats, offering a wide selection of first class, business class, tourist class and commuter seats. A typical seat manufactured and sold by the Company includes the seat frame, cushions, armrests and tray table, together with a variety of optional features such as in-flight entertainment systems, oxygen masks and telephones. Management estimates that the Company has an aggregate installed base as of February 22, 1997 of aircraft seats, valued at replacement prices, of approximately $1.5 billion comprised of more than 840,000 seats.

     TOURIST CLASS. The Company is the leading worldwide manufacturer of tourist class seats. B/E has designed tourist class seats which incorporate features not previously utilized in that class, such as top-mounted passenger control units, footrests and improved oxygen systems.

     FIRST AND BUSINESS  CLASSES.  First class and  business  class seats are
generally   larger,   heavier  and  more  complicated  in  design,   and  are
substantially more expensive than tourist class aircraft seats. The Company's first class seats and certain of its business class seats are equipped with articulating bottom cushion suspension systems, sophisticated hydraulic leg-rests, lumbar massage devices, adjustable thigh support cushions, reading lights, adjustable head and neck supports and large tables.

     CONVERTIBLE SEATS. The Company has developed two types of seats which can be converted from tourist class triple-row seats to business class double-row seats with minimal conversion complexity. Convertible seats allow airline customers to optimize the ratio of business class to tourist class seats for a given aircraft configuration.

     COMMUTER SEATS. The Company is the leading manufacturer of commuter seats in both the U.S. and worldwide markets. The Company's Silhouette(TM) Composite commuter seats are similar to commercial jet seats in comfort and performance but are lightweight and require minimal maintenance.

     SPARES. Aircraft seats are exposed to significant stress in the course of normal passenger activity, and certain seat parts are particularly susceptible to damage from continued use. As a result, a significant market exists for spare parts.

     Passenger Entertainment and Service Systems

     Management estimates that the Company has the largest installed base of PESS products in the world, which, valued at replacement prices, is approximately $300 million. The Company has the leading share of the market for PCUs and related wiring and harness assemblies, and has developed products aimed at other portions of the PESS market, including individual seat video systems, advanced multiplexer and hard-wired distribution systems and other products. The Company believes that it is a market leader in individual passenger in-flight entertainment systems and that this product category will be the fastest growing, and among the largest, product categories in the commercial aircraft cabin interior products industry in the future.

     INDIVIDUAL PASSENGER  ENTERTAINMENT.  The Company has developed a number
of   in-flight   entertainment   systems   that  are  designed  to  meet  the
technological and price specifications of the airlines:

     B/E 2000. The B/E 2000, introduced in 1991, is one of the Company's first-generation individual in-flight video systemS and offers centralized electronic distribution of a limited range of programming. Since its introduction, the Company has installed approximately 24,500 units of the B/E 2000 and earlier generation individual passenger video systems to 10 airlines.

     MDDS FAMILY. The Company has developed a family of next-generation, individual passenger in-flight entertainment products, which includes the 2000M and the MDDS:

     B/E 2000M -- The B/E 2000M is an in-flight entertainment system that offers similar functionality to the 2000 but is designed to be upgradeable to the Company's fully interactive MDDS. Since its introduction in 1994, the Company has installed approximately 3,000 units.

     MDDS -- B/E's MDDS is a state-of-the-art, fully interactive individual passenger in-flight entertainment system which has the capacity to offer numerous movies on demand, telecommunications, gaming, Nintendo(TM), Sega(TM) and PC-based games, in-flight shopping and, in the future, live television, among other services. The system was first installed, on a limited basis, on a British Airways Boeing 747-400 in November 1995 and, upon successful completion of live tests, is expected to be installed in all classes of service on approximately 90 aircraft. In March 1996, the Company installed MDDS on an Air France 747-400 with video on demand provided to all First and Business classes, and to date, has been performing within expectations. Although MDDS is not yet in commercial production, on November 6, 1996, B/E announced that the MDDS (including the B/E 2000M) is now being offered by Boeing to its customers as a line fit option for both the B777 and B747 aircraft, allowing airlines to specify the MDDS as their in-flight entertainment system of choice on these Boeing aircraft. Prior to this announcement, the MDDS could only be installed as a retrofit option after the airlines took initial delivery of new aircraft.

     As of February 22, 1997, B/E had entered into agreements to supply individual passenger entertainment systems to a number of airlines, including United Airlines, Air France, British Airways and KLM, and had an in-flight entertainment systems backlog of approximately $240 million.

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

Galley Equipment and Structures

     The Company is the world's largest manufacturer of galley equipment for both narrow- and wide-body aircraft, offering a wide selection of galley structures, coffee and beverage makers, water boilers, ovens, liquid containers, refrigeration equipment and other galley components. Management estimates that the Company has an aggregate installed base of galley equipment and structures, valued at replacement prices, of approximately $1.0 billion.

     COFFEE MAKERS. The Company is the leading manufacturer of aircraft coffee makers, with the Cmpany's equipment currently installed in virtually every type of aircraft for almost every major airline. The Company manufactures a broad line of coffee makers, coffee warmers and water boilers including the Flash Brew Coffee Maker, with the capability to brew 54 ounces of coffee in one minute, a Combi(TM) unit which will brew both coffee and boil water for tea while utilizing 25% less electrical power than traditional 5,000 watt water boilers, and a recently introduced cappuccino/espresso maker.

     OVENS. The Company is the leading supplier of a broad line of specialized ovens, including high-heat efficiency ovens, high-heat convection ovens, and warming ovens. The Company's newest offering, the DS-2000 Steam Oven, represents a new method of preparing food in-flight by maintaining constant temperature and moisture in the food. It addresses the airlines' need to provide a wider range of foods than can be prepared by convection ovens.

     REFRIGERATION EQUIPMENT. The Company is the worldwide industry leader in the design, manufacture, and supply of commercial aircraft refrigeration equipment. The Company recently introduced a self-contained wine and beverage chiller, the first unit specifically designed to rapidly chill wine and beverages on board an aircraft.

     GALLEY  STRUCTURES.  Galley  structures are generally custom designed to accommodate the unique product specifications and features required by a particular carrier. Galley structures require intensive design and engineering work and are among the most sophisticated and expensive of the aircraft's cabin interior products. The Company provides a variety of galley structures, closets and class dividers, emphasizing sophisticated and higher value-added galleys for wide-body aircraft.

Services and Speciality Products

     The Company is an active participant in the growing service and custom products markets. Management believes that the Company's broad and integrated product line and close relationships with its airline and leasing customers position the Company to become a leading service provider in this market. Most participants in this market are small, and management believes that the Company is the only major product manufacturer in the industry currently participating in this market.

     SERVICES. The Company provides a comprehensive compliment of services for cabin interior products on board aircraft either between flights or on an overnight basis, or at one of more of seven service centers in the worldwide service network. The spectrum of services includes systems check and components repair, parts inventory and management, refurbishment of seating products, on board surveys regarding status and product installations, as well as data support functions such as loading and updating of in-flight systems entertainment software, direct satellite broadcast systems support and systems integration.

     SPECIALTY PRODUCTS. The Company manufactures several specialty products for the commercial airline industry including flight attendant seats, observer seats, and custom products in the passenger seating area. The Company maintains a staff of engineers to design and certify various modules and kits to accommodate individual passenger video and telecommunications modules in seat backs and center consoles which were originally not designed for such applications. The Company believes it is able to provide products for unique applications more rapidly than original manufacturers.

RESEARCH, DEVELOPMENT AND ENGINEERING

     The Company works closely with commercial airlines to improve existing products and identify customers' emerging needs. B/E's expenditures in research, development and engineering totaled $37.1 million, $58.3 million, and $12.9 million for the fiscal years ended February 22, 1997, February 24, 1996, and February 25, 1995, respectively. The decrease in expenses during the current year is the result of a decrease in the level of activity associated with the MDDS interactive entertainment system, offset somewhat by an increase in product development activity in the Seating Products Group. B/E employs 320 professionals in the engineering and product development areas. The Company believes that it has the largest engineering organization in the cabin interior products industry, with not only software, electronic, electrical and mechanical design skills but also substantial expertise in materials composition and custom cabin interior layout design.

MARKETING AND CUSTOMERS

     The Company markets and sells its products directly to virtually all of the world's major airlines. B/E has a sales and marketing organization of 119 persons, along with 26 independent sales representatives. B/E sales to non-US airlines were $203.4 million, $124.5 million, and $114.5 million for the fiscal years ended February 22, 1997, February 24, 1996, and February 25, 1995, respectively, or approximately 49%, 54%, 50%, respectively, of net sales during such periods.

     Airlines select manufacturers of cabin interior products primarily on the basis of custom design capabilities, product quality and performance, on time delivery, after-sales service and price. B/E believes that its large installed base, its timely responsiveness in connection with the custom design, manufacture, delivery and after-sales service of its products and its broad product line and stringent customer and regulatory requirements all present barriers to entry for potential new competitors in the cabin interior products market.

     The Company believes that its integrated worldwide marketing approach, focused by airline and encompassing the Company's entire product line, is preferred by airlines. Led by a B/E senior executive, teams representing each product line serve designated airlines which together account for approximately 60% of the purchases of products manufactured by B/E. These airline customer teams have developed customer specific strategies to meet each airline's product and service needs. The Company also staffs "on-site" customer engineers at major airlines and airframe manufacturers to represent its entire product line and work closely with the customers to develop specifications for each successive generation of products required by the airlines. These engineers help customers integrate the wide range of cabin interior products and assist in obtaining the applicable regulatory certification for each particular product or cabin configuration. Through its on-site customer engineers, the Company expects to be able to more efficiently design and integrate products which address the requirements of its customers. The Company provides program management services, integrating all on-board cabin interior equipment and systems, including installation and FAA certification, allowing airlines to substantially reduce costs. The Company believes that it is one of the only suppliers in the commercial aircraft cabin interior products industry with the size, resources, breadth of product line and global product support capability to operate in this manner.

BACKLOG

     Management estimates that B/E's backlog at February 22, 1997 was approximately $570 million, approximately 44% of which management believes to be deliverable in fiscal 1998, compared with a backlog of $450 million on February 24, 1996. As of February 22, 1997, approximately $155 million of the Company's backlog was represented by the British Airways MDDS program which is subject to satisfactory completion of flight trials ($110 million as of February 24, 1996).

CUSTOMER SERVICE

     The Company believes that it provides the highest level of customer service and produc support available in the commercial aircraft cabin interior products industry and that such service is a critical factor in the Company's success. The key elements of such service include (i) rapid response to requests for engineering designs, proposal requests and technical specifications; (ii) flexibility with respect to customized features; (iii) on-time delivery; (iv) immediate availability of spare parts for a broad range of products; and (v) prompt attention to customer problems, including on-site customer training. Customer service is particularly important to airlines due to the high cost to the airlines of late delivery, malfunctions and other problems.

WARRANTY AND PRODUCT LIABILITY

     The Company warrants its products, or specific components thereof, for periods ranging from one to seven years, depending upon product type and component. The Company generally establishes reserves for product warranty expense on the basis of the ratio of warranty costs incurred by the product over the warranty period to sales of the product over the warranty period. Actual warranty costs reduce the warranty reserve as they are incurred. Management periodically reviews the adequacy of accrued product warranty reserves; and revisions of accrued product warranty reserves are recognized in the period in which such revisions are determined.

     The Company also carries product liability insurance. The Company believes that its insurance is generally sufficient to cover product liability claims.

COMPETITION

     The commercial aircraft cabin interior products market is relatively fragmented with a number of competitors in each of the individual product categories. Due to the global nature of the commercial airline industry, competition in product categories comes from both U.S. and foreign manufacturers. However, as aircraft cabin interiors have become increasingly sophisticated and technically complex, airlines have demanded higher levels of engineering support and customer service than many smaller cabin interior products suppliers can provide. At the same time, airlines have recognized that cabin interior product suppliers must be able to integrate a wide range of products, including sophisticated electronic components, particularly in wide-body aircraft. Management believes that these increasing demands of airlines upon their suppliers will result in a number of suppliers leaving the cabin interior products industry and a consolidation of those suppliers which remain. The Company has participated in this consolidation through strategic acquisitions and internal growth and intends to continue to participate in the consolidation.

     The Company's principal competitors for seating products include Group Zodiac S.A., Keiper Recaro GmbH, and a number of other producers in the European community and Japan. The Company's principal competitors for PESS products are Matsushita Electronics ("MAS") and Hughes Avicom as to PCUs, and MAS as to individual seat video systems. The Company's primary competitors for galley products are JAMCO Limited and Buderus Sell GmbH (a subsidiary of Buderus, Inc.).

MANUFACTURING AND RAW MATERIALS

     The Company's manufacturing operations consist of both the in-house manufacturing of component parts and sub-assemblies and the assembly of Company specified and designed component parts which are purchased from outside vendors. The Company maintains state-of-the-art facilities, and management has an on-going strategic manufacturing improvement plan utilizing focused factories and cellular production technologies. Management expects that continuous improvement from implementation of this plan for each of its product lines will occur over the next several years and should lower production costs, cycle times and inventory requirements and at the same time improve product quality and customer response.

GOVERNMENT REGULATION

     The FAA prescribes standards and licensing requirements for aircraft components, and licenses component repair stations within the United States. Comparable agencies regulate such matters in other countries. The Company holds several FAA component certificates and performs component repairs at a number of its US facilities under FAA repair station licenses. The Company also holds an approval issued by the UK Civil Aviation Authority to design, manufacture, inspect and test aircraft seating products in Leighton Buzzard, England and in Kilkeel, Northern Ireland and the necessary approvals to design, manufacture, inspect, test and repair its galley products in Nieuwegein, The Netherlands and to inspect, test and repair products at its six service centers throughout the world.

     In March 1992, the FAA adopted Technical Standard Order C127 which requires that all seats on certain new generation commercial aircraft installed after such date be certified to meet a number of new safety requirements, including an ability to withstand a 16G force. Management understands that the FAA plans to adopt in the near future additional regulations which will require that within the next five years all seats, including those on existing older commercial aircraft which are subject to the FAA's jurisdiction, will have to comply with similar seat safety requirements. At February 22, 1997, the Company had developed eleven different seat models which meet these new seat safety regulations.

PATENTS

     B/E currently holds 48 United States patents and 51 international patents, covering a variety of products. However, the Company believes that the termination, expiration or infringement of one or more of such patents would not have a material adverse effect on the business or prospects of the Company.

EMPLOYEES

     As of February 22, 1997, B/E had approximately 3,140 employees. Approximately 80% of these employees are engaged in manufacturing, 10% in engineering, research and development, and 10% in sales, marketing, product support and general administration. Approximately 14% of the employees are represented by a union. On April 25, 1997, the Company completed negotiations with its only domestic union which represents 12% of the Company's employees. This contract, which covers a period of three years, was ratified by the members of the union on April 26, 1997. B/E considers its employee relations to be good.

ITEM 2.  PROPERTIES

     As of February 22, 1997, B/E had 17 principal facilities, comprising an aggregate of approximately 1,077,750 square feet of space. The following table describes the principal facilities and indicates the location, function, approximate size and ownership status of each:

                                                                                                FACILITY
                                                                                                   SIZE
LOCATION                         PRODUCTS AND FUNCTION                                          (SQ. FEET)        OWNERSHIP
--------                         ---------------------                                          ----------        ---------
CORPORATE
Wellington, Florida                Corporate headquarters, finance, marketing sales                17,700             Owned

Longwood, Florida                  Administration                                                   1,300            Leased

Seating Products
Litchfield, Connecticut            Manufacturing, service and warehousing                         147,700             Owned

Winston-Salem, North Carolina      Seating products group headquarters, research and
                                   development,finance, marketing, sales and manufacturing        264,800             Owned

Leighton Buzzard, England          Manufacturing, service, research and
                                   and development, sales support, finance and
                                   warehousing.                                                   114,000             Owned(a)

Kilkeel, Northern Ireland          Manufacturing, sales support and warehousing                    38,500             Owned

GALLEY PRODUCTS:
Anaheim, California                Manufacturing,  service, research and development,
                                   sales support, finance and                                      57,100            Leased
                                   finance and warehousing

Delray Beach, Florida              Manufacturing, service, research and development, sales
                                   support, finance and warehousing; galley products
                                   group headquarters                                              52,000             Owned

Jacksonville, Florida              Manufacturing, service, engineering, and warehousing            75,000             Owned

Nieuwegein, The Netherlands        Manufacturing, service, research and development,
                                   sales support, finance and warehousing                          39,000            Leased
PESS PRODUCTS:
Irvine, California                 Manufacturing, service, research and development,
                                   sales support, finance and warehousing; in-flight              106,700            Leased
                                   entertainment group headquarters
Services:
Orange, California                 Upgrade, maintenance, inspection and repair,
                                   finance, sales support and warehousing, service
                                   group headquarters                                             106,300            Leased


                                                                                                 FACILITY
                                                                                                   SIZE
LOCATION                           PRODUCTS AND FUNCTION                                         SQ. FEET           OWNERSHIP
--------                           ---------------------                                         --------
Longwood, Florida                  Upgrade, maintenance, inspection and repair                     5,300              Leased

Burnsville, Minnesota              Upgrade, maintenance, inspection and repair                     7,200              Leased

Linden, New Jersey                 Upgrade, maintenance, inspection and repair                     5,800              Leased

Redmond, Washington                Upgrade, maintenance, inspection and repair                     5,350              Leased

Chesham, England                   Upgrade, maintenance, inspection and repair                    34,000               Owned


     (a) B/E's owned properties in England are mortgaged to Barclays Bank PLC to collateralize credit facilities of FEEL in aggregate amounts of up to approximately 3.0 million pounds.

     The Company believes that its facilities are suitable for their present intended purposes and adequate for the Company's present and anticipated level of operations. As a result of recent conditions in the airline industry as described in "Industry Overview-Recent Industry Conditions," B/E's facilities have been substantially underutilized for the past several years. The Company believes that its ongoing facility integration program, together with anticipated continued growth in airline profitability, should result in significant improvement in the degree of utilization in the Company's facilities.

                [Remainder of page intentionally left blank]

ITEM 3.   LEGAL PROCEEDINGS.

     In July 1995, B/E became aware that the U.S. Attorney's Office for the District of Connecticut, in conjunction with the Department of Commerce and the U.S. Customs Service, is conducting a grand jury investigation focused on possible non-compliance by B/E with certain statutory and regulatory provisions relating to export licensing and controls. The investigation relates primarily to the sale of passenger seats and related spare parts for civilian commercial passenger aircraft to Iran Air from 1992 through mid-1995. B/E has been advised that it is a target of the investigation. An employee of a foreign based subsidiary of B/E has been charged with offenses relating to the investigation. The investigation is continuing, and the Company intends to defend itself vigorously, nevertheless, the ultimate outcome of the investigation cannot presently be determined. An adverse outcome could have a material adverse effect upon the operations and/or financial condition of the Company.

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

NAME                           AGE         POSITION
----                           ---         --------

Amin J. Khoury                 58          Chairman of the Board

Robert J. Khoury               55          Vice Chairman of the Board and Chief Executive Officer and Director

Paul E. Fulchino               50          President, Chief Operating Officer and Director

Marco C. Lanza                 40          Corporate Executive Vice President, Marketing and Product Development

Thomas P. McCaffrey            43          Corporate Senior Vice President of Administration, Chief Financial Officer
                                           and Assistant Secretary

Edmund J. Moriarty             52          Corporate Vice President-Law, General Counsel and Secretary

Jeffrey P. Holtzman            41          Corporate Vice President, Treasurer and Assistant Secretary

G. Bernard Jewell              54          Group Vice President and General Manager, Seating Products Group

E. Ernest Schwartz             60          Group Vice President and General Manager, Galley Products Group

Arthur H. Lipton               58          Group Vice President and General Manager, In-Flight Entertainment Group

Jim C. Cowart                  45          Director^

Richard G. Hamermesh           49          Director*^

Brian H. Rowe                  65          Director

Hansjoerg Wyss                 61          Director*

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

     AMIN J. KHOURY has been Chairman of the Board of the Company since July 1987 and was Chief Executive Officer until April 1, 1996. Since 1986, Mr. Khoury has also been the Managing Director of The K.A.D. Companies, Inc., an investment, venture capital and consulting firm. Mr. Khoury is currently the Chairman of the Board of Directors of Applied Extrusion Technologies, Inc., a manufacturer of oriented polypropylene films used in consumer products labeling and packaging applications, and a member of the Board of Directors of Brooks Automation, Inc., the leading manufacturer in the U.S. of vacuum central wafer handling systems for semiconductor manufacturing. Mr. Khoury is employed by the Company pursuant to an Employment Agreement which expires in 2002. Mr. Khoury is the brother of Robert J. Khoury.

     ROBERT J. KHOURY has been a Director of the Company since July 1987. Mr. Khoury was elected Vice Chairman and Chief Executive Officer effective April 1, 1996; from July 1987 until that date, Mr. Khoury served as the Company's President and Chief Operating Officer. From 1986 to 1987, Mr. Khoury was Vice President of The K.A.D. Companies, Inc. The Company has entered into an Employment Agreement with Mr. Khoury which expires in 2001. Mr. Khoury is the brother of Amin J. Khoury.

     PAUL E. FULCHINO was elected a Director and President and Chief Operating Officer of the Company effective April 1, 1996. From 1990 to 1996, Mr. Fulchino served as President and Vice Chairman of Mercer Management Consulting, Inc. ("Mercer"), a general management consulting firm with over 1,100 employees. In addition to his management responsibilities as President of Mercer, Mr. Fulchino also had responsibility for advising clients throughout the world, particularly with respect to the transportation industry, including a number of major airlines. The Company has entered into an Employment Agreement with Mr. Fulchino extending through March 31, 1999.

     MARCO C. LANZA has been the Corporate Executive Vice President, Marketing and Product Development since January 1994. From March 1992 through January 1994, Mr. Lanza was Vice President and General Manager of the In-flight Entertainment Group of the Company. From 1987 through February 1992, Mr. Lanza was Vice President, Marketing and Product Development of the Company. The Company has entered into an Employment Agreement with Mr. Lanza extending through December 31, 1999.

     THOMAS  P.  MCCAFFREY  has  been  Corporate  Senior  Vice  President  of
Administration, Chief Financial Officer and Assistant Secretary since May 1993. From August 1989 through May 1993, Mr. McCaffrey was an Audit Director with Deloitte & Touche LLP, and from 1976 through 1989 served in several capacities, including Audit Partner, with Coleman & Grant. The Company has entered into an Employment Agreement with Mr. McCaffrey extending through December 31, 1999.

     EDMUND J. MORIARTY has been Corporate Vice President, General Counsel and Secretary since November 16, 1995. From 1991 to 1995, Mr. Moriarty served as Vice President and General Counsel to Rollins, Inc., a national service company. From 1982 through 1991, Mr. Moriarty served as Vice President and General Counsel to Old Ben Coal Company, a wholly owned coal subsidiary of The Standard Oil Company.

     JEFFREY P. HOLTZMAN has been Treasurer since September 1993 and Corporate Vice President since November 1996. From June 1986 to July 1993, Mr. Holtzman served in several capacities at FPL Group, Inc., including Assistant Treasurer and Manager of Financial Planning. Mr. Holtzman previously worked for Mellon Bank, Gulf Oil and Arthur Young & Company.

     G. BERNARD JEWELL has been Vice President and General Manager of the Company's Seating Products Group since March 1996. From February 1994 through February 1996, Mr. Jewell was Group Vice President, Services Group of the
Company. From April 1992 through January 1994, Mr. Jewell was Group Vice President, Marketing and Product Development of the Company. From 1988 to 1992, Mr. Jewell was President of Burns Aerospace Corporation, a manufacturer of commercial aircraft cabin interior products.

     E. ERNEST SCHWARTZ has been Vice President and General Manager of the Galley Products Group of the Company since March 1992. From 1986 through February 1992, Mr. Schwartz was President of Aircraft Products Company, which was acquired by the Company in 1992.

     ARTHUR H. LIPTON has been the Vice President and General Manager of the In-flight Entertainment Group since July 1995. From 1990 to 1995, Mr. Lipton was the Senior Vice President and General Manager of the Wyse Technology Display Division. Prior to that he was with the Xerox Corporation for 20 years with his last position being Vice President and General Manager of their Imaging Business Unit.

     JIM C. COWART has been a Director of the Company since November 1989. Since January 1993, Mr. Cowart has been the Chairman of the Board of Directors and Chief Executive Officer of Aurora Electronics, Inc. Since January 1992, Mr. Cowart has also been a Director of EOS Capital, Inc., a private capital firm retained by the Company for strategic planning, competitive analysis, financial relations and other services. From 1987 until 1991, Mr. Cowart was a general partner of Capital Resource Partners, a private capital investment manager. From 1982 to 1987, Mr. Cowart was a Senior Vice President of Investment Banking at Shearson Lehman Brothers and was the President of Shearson Venture Capital, Inc.

     RICHARD G. HAMERMESH has been a Director of the Company since July 1987. Since August 1987, Dr. Hamermesh has been the Managing Partner of the Center for Executive Development, an independent management consulting company, and, from December 1986 to August 1987, Dr. Hamermesh was an independent consultant. Prior to such time, Dr. Hamermesh was on the faculty at the Harvard Business School. Dr. Hamermesh is also a Director of Applied Extrusion Technologies, Inc.

     BRIAN H. ROWE has been a Director  of the Company  since July 1995.  Mr.
Rowe is currently Chairman Emeritus of GE Aircraft Engines, a principal business unit of the General Electric Company, where he also served as Chairman from September 1993 through January 1995 and as President from 1979 through 1993. From March 1994 to November 1995, Mr. Rowe served as a Director of Astrostructures Hamble Limited, a manufacturer of military and civil aircraft components. Since March 1995, Mr. Rowe has also been a Director of Atlas Air Inc., an air cargo carrier. Since January 1980 Mr. Rowe has been a Director of Fifth Third Bank, an Ohio banking corporation. Since October 1995, Mr. Rowe has been a Director of Cincinnati Bell Inc., a communications services company. Since December 1995, Mr. Rowe has also been a Director of Stewart & Stevenson Services, Inc., a custom packager of engine systems, and Textron Inc., a manufacturer of mechanical devices for aircraft and other applications. Since January 1996, Mr. Rowe has served as Executive Vice Chairman of American Regional Aircraft Industries, Inc.

     HANSJOERG WYSS has been a Director of the Company since October 1989. Since 1977, Mr. Wyss has been a Director and the Chairman and Chief Executive Officer of Synthes (U.S.A.) and Synthes (Canada), Ltd., manufacturers and distributors of orthopedic implants and instruments. Mr. Wyss is also a Director of Applied Extrusion Technologies, Inc.


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


                                                  HIGH            LOW
FISCAL YEAR ENDED FEBRUARY 25, 1995
    First Quarter                                11 1/2          7 7/8
    Second Quarter                                9 1/2          7 3/8
    Third Quarter                                 9 1/4          7 1/2
    Fourth Quarter                                8 1/2          5 3/8
FISCAL YEAR ENDED FEBRUARY 24, 1996
    First Quarter                                 8 5/8          5 1/4
    Second Quarter                                9 1/4          7 1/4
    Third Quarter                                9 9/16          7 1/2
    Fourth Quarter                               13 5/8          8 7/8
FISCAL YEAR ENDED FEBRUARY 22, 1997
    First Quarter                                 16 1/4          9 7/8
    Second Quarter                                16 3/4         12 3/8
    Third Quarter                                 25 1/8         15 1/2
    Fourth Quarter                                29             22 3/4

     On April 30, 1997 the closing price of the Common Stock as reported by Nasdaq was $24.625 per share. As of such date, the Company had 327 shareholders of record, and management estimates that there are approximately 9,627 beneficial owners of the Company's Common Stock. The Company has not paid any cash dividends in the past, and management has no present intention of doing so in the immediate future. The Company's Board of Directors intend, for the foreseeable future, to retain any earnings to finance the future growth of the Company, but expect to review its dividend policy regularly. The Indentures pursuant to which the Company's 9 3/4% Senior Notes and 9 7/8% Senior Subordinated Notes were issued and the terms of the Company's credit facilities, permit the declaration or payment of cash dividends only in certain circumstances described therein.


                 [Remainder of page intentionally left blank]

ITEM 6.  SELECTED FINANCIAL DATA.
(In thousands, except per share data)

     On April 2, 1992, B/E acquired the stock of Flight Equipment Engineering Limited ("FEEL"). During fiscal year 1994, B/E completed the following acquisitions: On April 29, 1993, B/E acquired all of the stock of Royal Inventum, B.V. ("Inventum"); on August 23, 1993, B/E acquired all of the stock of Nordskog Industries ("Nordskog"); on August 26, 1993, B/E acquired all of the stock of Acurex Corporation ("Acurex"); and on October 13, 1993, B/E acquired substantially all of the assets of Philips Airvision
("Airvision"). On January 24, 1996, B/E acquired all of the stock of Burns Aerospace Corporation ("Burns"). Each of B/E's acquisitions has been accounted for as a purchase, and the results of the acquired businesses are included in B/E's historical financial data from the date of acquisition. The financial data for the fiscal years ended February 22, 1997, February 24, 1996, February 25, 1995, February 26, 1994 and February 27, 1993, have been derived from financial statements which have been audited by B/E's independent auditors. The following financial information is qualified by reference to, and should be read in conjunction with, the financial statements, including notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report.

                                                                                  Year Ended

                                                   ---------------------------------------------------------------
                                                   Feb. 22,      Feb. 24.   Feb. 25,     Feb, 26,      Feb. 27,
                                                       1997         1996        1995         1994         1993

Consolidated Statement of Operations:
Net sales .....................................   $ 412,379   $ 232,582    $ 229,347    $ 203,364    $ 198,019
Cost of sales .................................     270,557     160,031      154,863      136,307      137,690
                                                    -------     -------      -------      -------      -------
Gross profit ..................................     141,822      72,551       74,484       67,057       60,329

Operating expenses:
    Selling, general and administrative .......      51,734      42,000       31,787       28,164       21,698
    Research,  development and engineering ....      37,083      58,327 (a)   12,860        9,876       11,299
    Amortization expense ......................      10,607       9,499        9,954        7,599        4,551
    Other expenses ............................        --         4,170       23,736 (b)       --           --
                                                     -----        -----       ------       ------       ------

 Operating earnings (loss) ....................      42,398     (41,445)      (3,853)      21,418       22,781
 Interest expense, net ........................      27,167      18,636       15,019       12,581        3,955
                                                     ------      ------       ------       ------        -----
 Earnings (loss) before income taxes (benefit),
    cumulative effect of accounting
    change and extraordinary item .............      15,231     (60,081)     (18,872)       8,837       18,826
Income taxes (benefit) ........................       1,522        --         (6,806)       3,481        6,676
                                                      -----     ------        ------        -----        -----

Earnings (loss)
    before cumulative effect of
    accounting change and extraordinary item ..      13,709     (60,061)     (12,066)       5,356       12,150
Cumulative effect of accounting change ........        --       (23,332)(a)     --           --           --
Extraordinary item, net of tax effect .........        --          --           --           --
                                                       --          --           --           --           (522)(c)
                                                  ---------   ---------    ---------    ---------    ---------
Net earnings (loss) ...........................   $  13,709   $ (83,413)   $ (12,066)   $   5,356    $  11,628
                                                  =========   =========    =========    =========    =========

Net earnings (loss) per common share:
    Continuing operations .....................   $     .72   $  (3.71)   $ ( 0.75)    $   0.35      $   1.03
    Cumulative effect of accounting change ....          --      (1.44)(a)      --           --            --
    Extraordinary item, net of tax effect .....          --         --          --           --         (0.05)(c)
                                                  ---------    --------    --------     --------     ---------
Net earnings (loss) per common share ..........   $     .72(d)  $(5.15)   $  (0.75)   $    0.35      $   0.98
                                                  =========   =========    =========    =========    =========

Common and common equivalent shares ...........      19,107      16,185       16,021       15,438       11,847




    Consolidated Balance Sheet     FEB. 22, 1997      FEB. 24, 1996      FEB. 25, 1995       FEB. 26, 1994      Feb. 27, 1993
     (end of period):
    Working capital...........        $122,174            $ 41,824          $ 76,563           $ 76,874          $133,661
    Total assets.............          491,089             433,586           379,954             375,009           314,055
    Long-term debt............         225,402             273,192           172,693             159,170           127,743
    Stockholders' equity......         165,761              44,157           125,331             133,993           107,974


     (a) In fiscal 1996, the Company changed its method of accounting relating to the capitalization of pre-contract engineering costs that were previously included as a component of inventories and amortized to earnings as the product was shipped. Effective February 26, 1995, such costs have been charged to research, development and engineering and expensed as incurred and, as a result, periods prior to fiscal 1996 are not comparable. In connection with such change in accounting, the Company recorded a charge to earnings of $23.3 million. See Note 2 of Notes to Consolidated Financial Statements.

     (b) In fiscal 1995, the Company charged to earnings $23.7 million of expenses primarily related to intangible assets and inventories associated with the Company's earlier generations of passenger entertainment systems.

     (c) As a result of the sale of Senior Notes in 1993, the Company wrote off the unamortized portion of certain debt issuance costs related to its prior credit agreement.

     (d) As required by APB 15, the supplemental earnings (loss) per common share data give effect to: (i) the assumed issuance of 2,566,559 shares of Common Stock by the Company which would be necessary to generate proceeds (using an assumed share price of $25), net of estimated offering costs, sufficient to repay $57.6 million of indebtedness; and (ii) the elimination of interest expense related to such borrowings for each period, net of tax. The supplemental data do not give effect to the issuance of an additional 1,433,441 shares of Common Stock sold by the Company.


                [Remainder of page intentionally left blank]

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     This Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" includes forward looking statements which involve risks and uncertainties. The Company's actual experience may differ materially from that discussed in such statements. Factors that might cause such a difference include, but are not limited to, those discussed in "Risk Factors" contained in Exhibit 99 hereto, as well as future events that have the effect of reducing the Company's operating income and available cash balances, such as unexpected operating losses or delays in the integration of the Company's seating business, the delivery of the Company's MDDS interactive video system, customer delivery requirements, new or expected refurbishments, or cash expenditures related to possible future acquisitions.

(In thousands, except share and per share data)

INTRODUCTION

     B/E is the world's leading manufacturer of commercial aircraft interior products. B/E's products include an extensive line of first, business, tourist class and commuter seats, a broad range of galley products including coffee and beverage makers, ovens, liquid containers, refrigeration equipment and galley structures, as well as a line of individual passenger in-flight entertainment products including both distributed audio/video and interactive video systems. B/E markets and sells its products to its customers, the airlines, through a direct sales organization , focused by airline and encompassing B/E's entire product line.

     B/E's revenues are generally derived from two primary sources: refurbishment or upgrade programs for the airlines' existing worldwide fleets, and new aircraft deliveries. B/E believes its large installed base of products, estimated to be approximately $2.8 billion as of February 22, 1997 (valued at replacement prices), gives it a significant advantage over competitors in obtaining orders for refurbishment programs, principally due to the tendency of the airlines to purchase equipment for such programs from the original supplier. With the exception of spare parts sales, B/E's revenues are generated from programs initiated by the airlines which may vary significantly from year to year in terms of size, mix of products and length of delivery. As a result, B/E's revenues and margins may fluctuate from period to period based upon the size and timing of the program and the type of products sold. Historically, B/E experienced certain trends in its two revenue drivers: as the airlines took deliveries of large numbers of new aircraft, refurbishment programs as a percentage of revenues declined and, similarly, when new aircraft deliveries declined, refurbishment programs tended to increase in number and size. During the most recent airline industry recession, which ended in 1994, the airlines significantly depleted their cash reserves and incurred record losses. In an effort to improve their liquidity, the airlines conserved cash by reducing or deferring cabin interior refurbishment and upgrade programs and purchases of new aircraft. As a result, in contrast with historical experience, B/E experienced declines in the number of both new orders and refurbishments.

     Since early 1994, the airlines have experienced a significant turnaround in operating results, with the domestic airline industry achieving record operating earnings during calendar 1995 and 1996. Consequently, during fiscal 1997, B/E has experienced significant growth in its backlog. The growth in backlog, coupled with the Burns acquisition, has led to a significant expansion of the Company's revenues and operating earnings during fiscal 1997. This growth is a reflection of the airlines' need to begin refurbishing worn fleets and their ability to do so as a result of the strengthening of the airlines' balance sheets.

     B/E has substantially expanded the size, scope and nature of its business as a result of a number of acquisitions. During the fiscal year ended February 26, 1994, B/E completed the following acquisitions: (a) on April 29, 1993, the Company acquired, through a Dutch holding company, all of the capital stock of Inventum, a supplier of galley inserts including ovens, beverage makers and water boilers to airlines located primarily in Europe and the Pacific Rim; (b) on August 23, 1993, the Company acquired all of the capital stock of Nordskog, an industry pioneer in galley structures and inserts; (c) on August 26, 1993, the Company acquired all of the capital stock of Acurex, the leading worldwide supplier of commercial aircraft refrigeration products; and (d) on October 13, 1993, the Company acquired substantially all of the assets and certain of the liabilities of Airvision, a manufacturer of in-flight entertainment equipment. On January 24, 1996, the Company acquired all of the stock of Burns, an industry leader in commercial aircraft seating. While the Company will continue to be susceptible to industry-wide conditions, management believes that the Company's significantly more diversified product line and revenue base achieved through acquisitions has reduced its exposure to demand fluctuations in any one product area.

     The Burns acquisition has had a significant impact on B/E's results of operations. Burns was one of the three leading North American suppliers of commercial aircraft passenger seats, with a base of airline customers that was largely complementary to that of B/E. By consolidating engineering, marketing, administration and manufacturing operations of the two companies, B/E has been able to reduce fixed costs, thereby enhancing its low-cost position. These efforts have allowed B/E to increase its engineering capabilities, expand seat production capacity to over 200,000 seats per year and provide a substantially higher level of product support.

     B/E's business strategy is to maintain its market leadership position through various initiatives, including new product development. In fiscal 1996, research, development and engineering expenses totaled $58,327, or 25% of net sales, primarily consisting of costs related to the development of the MDDS, with the balance attributable to its seating products and galley businesses. During the year ended February 22, 1997, primarily as a result of the substantial completion of the engineering associated with the development of the MDDS, such expenses were $37,083, or 9% of net sales. The Company expects that its research, development and engineering expenses will increase in fiscal 1998 as a result of the introduction of the MDDS as a line fit option on the Boeing B777 and B747 aircraft.

RESULTS OF OPERATIONS -- YEAR ENDED FEBRUARY 22, 1997 COMPARED TO YEAR ENDED FEBRUARY 24, 1996

     Sales for the year ended February 22, 1997 were $412,379, or 77% higher than sales of $232,582 for the comparable period in the prior year. The increase in sales is attributable to substantially higher unit volume shipments of all the Company's products as a result of improving industry conditions. Of the $179,797 increase in sales for the year, $103,800 was due to increased seating and services revenues directly related to the acquisition of Burns. Excluding the effect of the Burns acquisition, sales increased 33% year over year.

     At February 22, 1997, the Company's backlog was approximately $570,000, up from $450,000 at February 24, 1996. New order bookings in the year ended February 22, 1997 of $532,000 were $305,000 greater than new order bookings of $227,000 for the comparable period in the prior year. Management estimates that approximately 44% of its backlog is deliverable during fiscal 1998.

     Gross profit was $141,822, or 34.4% of sales, for the year ended February 22, 1997 and was $69,271 higher than gross profit for the comparable period in the prior year of $72,551, which represented 31.2% of sales. The increase in gross profit is primarily the result of the higher sales volumes and the mix of products and services sold.

     Selling, general and administrative expenses were $51,734, or 12.5% of sales, for the year ended February 22, 1997. This was $9,734 higher than selling, general and administrative expenses for the comparable period in the prior year of $42,000, or 18.1% of sales, principally due to the substantial increases in revenues and the acquisition of Burns.

     Research, development and engineering expenses were $37,083, or 9.0% of sales, for the year ended February 22, 1997. For the comparable period in the prior year, research and development expense was $58,327, or 25.1% of sales. The decrease in expenses during the current year is the result of a decrease in the level of activity associated with the MDDS interactive entertainment system, offset somewhat by an increase in product development activity in the Seating Products Group.

     Amortization expense for the year February 22, 1997 of $10,607 was $1,108 more than the amount recorded in fiscal 1996 as a result of the Burns acquisition.

     Net interest expense was $27,167 for the year ended February 22, 1997, or $8,531 higher than the net interest expense of $18,636 recorded for the comparable period in the prior year, and is due to the increase in the Company's long-term debt outstanding throughout most of fiscal 1997 as a result of the Senior Subordinated Notes issued at the time of the Burns acquisition.

     Earnings before income taxes of $15,231 for the year ended February 22, 1997 were $75,312 more than the loss before income taxes of $60,081 in the prior year.

     Income taxes for the year ended February 22, 1997 were $1,522, or 10% of earnings before income taxes, as compared to no tax provision in fiscal 1996.

     Net earnings were $13,709, or $.72 per share, for the year ended February 22, 1997 as compared to a net loss of $(83,413) or $(5.15) per share for the comparable period in the prior year, which included the cumulative effect of an accounting change of $23,332.

RESULTS OF OPERATIONS - YEAR ENDED FEBRUARY 24, 1996 COMPARED WITH YEAR ENDED FEBRUARY 25, 1995

     Sales for the year ended February 24, 1996 were $232,582 or 1% greater than sales of $229,347 in the prior year. This increase in sales is primarily related to the inclusion of results of operations of Burns, which was acquired during the fourth quarter of fiscal 1996. Offsetting this increase in revenues was the negative impact of a ten-week strike at Boeing, which ended December 14, 1995.

     At February 24, 1996, the Company's backlog stood at approximately $450,000, up from $331,000 at February 25, 1995. The increase in backlog is attributable to the acquisition of Burns, along with solid growth from orders placed by the airlines. During the year ended February 24, 1996, and for the first time in over two years, the airlines placed orders for the Company's seating and galley products in excess of its shipment levels, resulting in an increase in its seating and galley products backlog.

     Gross profit was $72,551 or 31.2% of sales for the year ended February 24, 1996 and was $1,933 less than gross profit for the prior year of $74,484 which represented 32.5% of sales. The decrease in gross profit during the year ended February 24, 1996 is primarily the result of the mix of products sold.

     Selling, general and administrative expenses were $42,000 (18.1% of sales) for the year ended February 24, 1996. This was $10,213 higher than the comparable period in the prior year of $31,787 (13.9% of sales), principally due to costs associated with the Burns acquisition and related organizational changes brought about by this acquisition, higher promotional and selling costs associated with B/E's participation in annual industry trade shows, and higher medical benefits and legal costs during fiscal 1996.

     Effective as of the beginning of fiscal 1996 the Company changed its method of accounting for pre-contract engineering expenditures associated with customer orders. These expenditures, which previously were carried in inventory for amortization over future deliveries, are now expensed as incurred. As a result of this change in accounting method, research, development and engineering for the year ended February 24, 1996 increased by $45,467 to $58,327 , as compared to $12,860 in the prior year.

     Amortization expense for the year ended February 24, 1996 of $9,499 was $455 less than the amount recorded in the prior year and is due to the lower level of intangible assets being amortized during fiscal 1996.

     Other expenses were $4,170 for the year ended February 24, 1996 and relate to costs associated with the integration and consolidation of the Company's European seating business. Other expenses for the year ended February 25, 1995 were $23,736 and related primarily to a charge associated with B/E's earlier generations of passenger entertainment systems.

     Interest expense, net was $18,636 for the year ended February 24, 1996 or $3,617 higher than the prior year. This increase is the result of an increase in the amount of the Company's long-term debt outstanding, as well as higher interest rates.

     No income tax benefit was provided for the year ended February 24, 1996 as compared to a tax benefit of $6,806 (36%) for the prior year.

     The Company recorded the cumulative effect of an accounting change of $23,332 during the year ended February 24, 1996. Such amount represents the total amount of capitalized pre-contract engineering costs which were included in inventories as of February 25, 1995.

     The net loss for fiscal 1996 was ($83,413) or $(5.15) per share as compared to a net loss of ($12,066) or $(.75) per share in the prior year.

RESULTS OF OPERATIONS YEAR ENDED FEBRUARY 25, 1995 (FISCAL 1995) COMPARED WITH YEAR ENDED FEBRUARY 26, 1994 (FISCAL 1994)

     Sales for the year ended February 25, 1995 were $229,347 or 13% higher than sales of $203,364 in the prior year. The increase in sales was primarily related to the results of operations of businesses acquired at the end of the second quarter of fiscal 1994. The level of activity in the cabin interior products industry continued to reflect the depressed conditions within the airline industry.

     At February 25, 1995, B/E's backlog stood at $331,000 up from $241,000 at February 26, 1994. Substantially all of the growth in backlog was attributable to B/E's in-flight entertainment products; backlog for B/E's seating and galley products continued to decline through fiscal 1995 as a result of the depressed conditions present in the airline industry.

     Gross profit was $74,484 or 32% of sales, for the year ended February 25, 1995 and was $7,427 or 11%, greater than the prior year's gross profit of $67,057 which represented 33% of sales. The increase in gross profit during the fiscal year ended February 25, 1995 was in large part the result of higher revenues associated with the businesses acquired at the end of the second quarter of fiscal 1994.

     Selling, general and administrative expenses were $31,787 or 14% of sales, for the year ended February 25, 1995. This was $3,623 or 13%, higher than the selling, general and administrative expenses for the comparable period in the prior year of $28,164 (14% of sales), principally due to the acquisitions completed during fiscal 1995.

     Research and development expenses were $12,860 or 6% of sales, for the fiscal year ended February 25, 1995. For the prior year, research and development expenses were $9,876 or 5% of sales. The increase in research and development was attributable to B/E's ongoing new product development programs.

     Amortization expense for the fiscal year ended February 25, 1995 of $9,954 was $2,355 or 31%, higher than the amount recorded in the prior year, and was due to the acquisitions completed during fiscal 1995.

     Other expenses for the fiscal year ended February 25, 1995 consisted of a charge of $23,736 related primarily to intangible assets and inventories associated with B/E's earlier generations of passenger entertainment systems. The introduction of B/E's MDDS, which B/E expects to become the industry's standard for in-flight passenger and service entertainment, has captured the dominant market share with it receiving contract awards from major airlines totaling more than $250 million since fiscal 1995. The MDDS also caused major carriers to convert programs for earlier products of B/E to the MDDS and has resulted in two of B/E's principal competitors offering to develop for the airlines systems similar to B/E's MDDS. These events caused the in-flight entertainment industry to re-evaluate its product offerings and, in the process, have impaired the value of certain of its assets. As a result, during the year ended February 25, 1995, B/E wrote down certain of its assets principally related to its earlier systems.

     Principally due to the other expenses described above, B/E recorded a net operating loss of ($3,853) for the fiscal year ended February 25, 1995, as compared to operating earnings of $21,418 in the prior year. Operating earnings for the period before the special charge mentioned above were $19,883.

     Net interest expense of $15,019 for the fiscal year ended February 25, 1995 was $2,438 or 19%, higher than the prior year. This increase was the result of an increase in the amount of B/E's long-term debt outstanding, as well as higher interest rates.

     An income tax benefit of ($6,806) (36% of the loss before income taxes) was recognized principally as the result of the charge described above. Income tax expense for the fiscal year ended February 26, 1994 was $3,481 or 39% of earnings before income taxes.

     The net loss for fiscal 1995 was $(12,066) or $(.75) per share as compared to net earnings of $5,356 or $.35 per share in the prior year, principally due to the charge.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's liquidity requirements consist primarily of working capital needs and scheduled payments of interest on its indebtedness. As a result of the Burns acquisition, the Company has significantly increased cash requirements for the payment of interest on its outstanding borrowings.

     B/E's primary requirements for working capital have been directly related to increased accounts receivable and inventory levels as a result of revenue growth. B/E's working capital was $122,174 as of February 22, 1997, compared to $41,824 as of February 24, 1996.

     In January 1996, the Company amended its existing credit facilities with The Chase Manhattan Bank by increasing the aggregate principal amount that may be borrowed thereunder to $100,000 (the "Bank Credit Facility"). The Bank Credit Facility consists of a $25,000 Reducing Revolver and a $75,000 Revolving Facility. The amount of the Reducing Revolver will be reduced automatically by 12.5% on April 19, 1999 and on each of the seven succeeding quarterly anniversaries of such date. The Reducing Revolver is collateralized by all of the issued and outstanding capital stock of Acurex, a wholly owned subsidiary, and has a five year maturity. The Revolving Facility is collateralized by all of the Company's accounts receivable, all of its inventory and substantially all of its other personal property and has a five-year maturity. The Bank Credit Facility contains customary affirmative covenants, negative covenants and conditions of borrowing. At February 22, 1997, indebtedness under the Bank Credit Facility were letters of credit amounting to approximately $5,100. The Company has approximately $94,900 under its bank credit facility for subsequent borrowings.

     The Senior Notes and Senior Subordinated Notes are due March 1, 2003 and February 1, 2006, respectively.

     At February 22, 1997, the Company's cash and cash equivalents were $44,149 as compared to $15,376 at February 24, 1996. Cash used in operating activities during the twelve months ended February 22, 1997 was $10,591 and cash used in operating activities in fiscal 1996 was $34,562. The primary source of cash during the year ended February 22, 1997 was net earnings of $13,709, non-cash charges for depreciation and amortization of $24,147 and approximately $106,082 from the issuance of common stock, offset by a use of cash of $38,902 related to increases in receivables and inventories and $12,603 related to decreases in other assets and liabilities. The primary source of cash during the year ended February 24, 1996 was non-cash charges for depreciation and amortization of $18,435 and the cumulative effect of the accounting change of $23,332 which was offset by a use of cash for research, development and engineering of $58,327 and for inventory of $11,929.

     The Company's capital expenditures were $14,471, $13,656 and $12,172 during the year ended February 22, 1997, February 24, 1996 and February 25, 1995, respectively. The Company anticipates ongoing capital expenditures of approximately $20 million per year for the next several years.

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

INDUSTRY CONDITIONS

     The Company's customers are the world's commercial airlines. As a result, the Company's business is directly dependent upon the conditions in the commercial airline industry. In the late 1980s and early 1990s the world airline industry suffered a severe downturn which resulted in record losses and several air carriers seeking protection under bankruptcy laws. As a consequence, during such period, airlines sought to conserve cash by reducing or deferring scheduled cabin interior refurbishment and upgrade programs and delaying purchases of new aircraft. This led to a significant contraction in the commercial aircraft cabin interior products industry, and a decline in the Company's business and profitability. Over the last two years, the airline industry has experienced a dramatic economic turnaround in profitability and balance sheet strength, and a number of the world's airlines have placed significant orders for new aircraft over the past twelve months. Industry sources are now predicting that new aircraft deliveries will increase substantially over the next several years. There can be no assurance that the recent profitability of the airline industry will continue or that the airlines will maintain or increase expenditures on cabin interior products for refurbishments or new aircraft.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     This information required by this section is set forth on pages F-1 through F-20 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.
                [Remainder of page intentionally left blank]

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information set forth under the caption "Election of Directors" in the proxy statement to be filed with the Commission in connection with Company's 1997 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated by reference herein.

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

                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) The following documents are filed as part of this report:

1.  Financial Statements (See page F-1).

     Consolidated Balance Sheets, February 22, 1997 and February 24, 1996.

     Consolidated Statements of Operations for the Years Ended February 22, 1997, February 24, 1996, February 25, 1995.

     Consolidated Statements of Stockholders' Equity for the Years Ended February 22, 1997, February 24, 1996, February 25, 1995.

     Consolidated Statements of Cash Flows for the Years Ended February 22, 1997, February 24, 1996, February 25, 1995.

     Notes to Consolidated Financial Statements for the Years Ended February 22, 1997, February 24, 1996, February 25, 1995.

2.  Financial Statement Schedules.

     Schedule II - Valuation and Qualifying Accounts for the Years Ended February 22, 1997, February 24, 1996 and February 25, 1995.

3.  Exhibits.

The following exhibits are filed herewith:

Exhibit 23    Consent of Deloitte & Touche LLP

Exhibit 27    Financial Data Schedule for the Fiscal Year Ended
              February 22, 1997

Exhibit 99.1  Risk Factors

Exhibit 99.2 BE Aerospace, Inc. Savings and Profit Sharing Plan and Trust--Financial Statements for the Ten Months Ended December 31, 1995 and the Year Ended February 28, 1995, Supplemental Schedules and Independent Auditors' Report

Exhibit 99.3 BE Aerospace, Inc. 1994 Employee Stock Purchase Plan--Financial Statements as of February 29, 1996 and February 28, 1995; and for the Year Ended February 29, 1996 and the period from May 15, 1994 (inception) to February 28, 1995 and Independent Auditors' Report

     The following exhibits previously have been filed with the Commission under the Securities Act of 1933 and/or the Securities Exchange Act of 1934 and are incorporated by reference herein. (i) the Registrant's Registration Statement on Form S-1, as amended (No. 33-33689), filed with the Commission on March 7, 1990 (referred to below as "33-33689"); (ii) the Registrant's Registration Statement on Form S-1, as amended (No. 33-43147), filed with the Commission on October 3, 1991 (referred to below as "33-43147"); (iii) the Registrant's Registration Statement on Form S-1, as amended (No. 33-54146), filed with the Commission on November 3, 1992 (referred to below as "33-54146"); (iv) the Registrant's Registration Statement on Form S-3, as amended (No. 33-57798) filed with the Commission on February 2, 1993
(referred to below as "33-57798"); (v) the Registrant's Registration Statement on Form S-2 (No. 33-66490) filed with the Commission on July 23, 1993 (referred to below as "33-66490"); (vi) the Registrant's Registration Statement on Form S-8 (No. 33-48119), filed with the Commission on May 26, 1992 (referred to below as "33-48119"); (vii) the Registrant's Registration Statement on Form S-8 (No. 33-72194), filed with the Commission on November 29, 1993 (referred to below as "33-72194"); (viii) the Registrant's Registration Statement on Form S-8 (No. 33-82894), filed with the Commission on August 16, 1994 (referred to below as "33-82894"); (ix) the Registrant's Registration Statement on Form S-4 (No. 333-00433, filed with the Commission on January 26, 1996 (referred to below as '"33-00433");(x) the Registrant's Current Report on Form 8-K dated March 5, 1992, filed with the Commission on March 6, 1992 (referred to below as "March 1992 8-K"); (xi) the Registrant's Current Report on Form 8-K dated April 16, 1992, filed with the Commission on April 17, 1992 (referred to below as "April 8-K"); (xii) the Registrants' Current Report on Form 8-K dated August 23, 1993, filed with the Commission on September 7, 1994 (referred to below as "August 8-K"); (xiii) the Registrant's Current Report on Form 8-K dated December 14, 1995 filed with the Commission on December 28, 1995 (referred to below as "December 8-K");
(xiv) the Registrant's Current Report on Form 8-K dated March 26, 1996, filed with the Commission on April 5, 1996 (referred to below as "March 1996 8-K");(xv);the Registrant's Annual Report on Form 10-K for the seven-month transition period ended February 29, 1992, filed with the Commission on May 27, 1992 (referred to below as "1992 10-K"); (xvi) the Registrant's Report on Form 10-K, as amended, for the fiscal year ended February 27, 1993, filed with the Commission on May 13, 1993 (referred to below as "1993 10-K");
(xvii) the Registrant's Annual Report on Form 10-K, as amended, for the fiscal year ended February 26, 1994, filed with the Commission on May 23, 1994 (referred to below as "1994 10-K"); and (xviii) the Registrant's Annual Report on Form 10-K, for the fiscal year ended February 25, 1995, filed with the Commission on May 24, 1995 (referred to below as "1995 10-K").

                                                                                               Exhibit number and filing
                                                                                           reference from which Exhibits
                                                                                           are incorporated by reference
                                                                                           -----------------------------
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
               Registrant, Summit Ventures II, L.P., Summit Investors II,
               L.P. and Wedbush Capital Partners


                                                                                               Exhibit number and filing
                                                                                           reference from which Exhibits
                                                                                           are incorporated by reference
                                                                                           -----------------------------
Exhibit 10(i)                         Material Contracts
10.4           Supply Agreement dated as of April 17, 1990 between                          10.7                 33-33689
               the Registrant and Applied Extrusion Technologies, Inc.

10.5           Amended and Restated Credit Agreement  (the "Chase Credit                   10.33                1994 10-K
               Agreement"), dated as of May 18, 1994 among the Registrant, the banks named therein and The Chase Manhattan Bank, N.A. as agent

10.6           Amendment No. 1 dated May 18, 1994 to the Chase Credit Agreement            10.33                1995 10-K

10.7           Amendment No. 2 dated January 19, 1996 to the Chase Credit Agreement         10.3                333-00433

10.8           Receivables Sales Agreement dated January 24, 1996 among the                 10.1                333-00433
               Registrant, First Trust of Illinois, N.A. and Centrally Held Eagle
               Receivables Program, Inc.

10.9           Escrow Agreement dated January 24, 1996 among the Registrant, Eagle          10.2                333-00433
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

10.13          Acquisition Agreement among the Registrant,                                 10.28                1993 10-K
               Inventum and B.V. Industrieele Maatschappij dated
               as of April 29, 1993



Exhibit 10(ii)                         Leases
                                                                                               Exhibit number and filing
                                                                                           reference from which Exhibits
                                                                                           are incorporated by reference
                                                                                           -----------------------------
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

                                                                                               Exhibit number and filing
                                                                                           reference from which Exhibits
                                                                                           are incorporated by reference
                                                                                           -----------------------------

10.27          1990 Stock Option Agreement with Hansjoerg Wyss                               28.8              33-48119

10.28          1991 Stock Option Agreement with Amin J. Khoury                               28.9              33-48119

10.29          1991 Stock Option Agreement with Jim C. Cowart                               28.10              33-48119

10.30          1992 Stock Option Agreement with Amin J. Khoury                              28.11              33-48119

10.31          1992 Stock Option Agreement with Jim C. Cowart                               28.12              33-48119

10.32          1992 Stock Option Agreement with Paul W. Marshall                            28.13              33-48119

10.33          1992 Stock Option Agreement with David Lahar                                 28.14              33-48119

10.34          United Kingdom 1992 Employee Share Option Scheme                              10.4              33-54146

10.35          1994 Employee Stock Purchase Plan                                               99              33-82894

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

10.37          Amendment No. 2 dated as of April 1, 1996 to the A. Khoury                    10.2         March 1996 8-K
               Agreement

10.38          Employment Agreement dated as of March 1, 1992                            10.12(b)              1992 10-K
               between the Registrant and Robert J. Khoury (the "R. Khoury
               Agreement")

10.39          Amendment No. 2 dated as of January 1, 1996 to the R. Khoury                  10.3         March 1996 8-K
               Agreement

10.40          Employment Agreement dated as of March 1, 1992                            10.12(c)              1992 10-K
               between the Registrant and Marco Lanza (the "Lanza Agreement")


                                                                                               Exhibit number and filing
                                                                                           reference from which Exhibits
                                                                                           are incorporated by reference
                                                                                           -----------------------------
10.41          Amendment No. 1 dated as of January 1, 1996 to the Lanza Agreement            10.5         March 1996 8-K

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

10.45          Employment Agreement dated as of April 1, 1996 by and between the             10.1         March 1996 8-K
               Registrant and Paul E. Fulchino

Exhibit 21     Subsidiaries of the registrant                                                  21              1993 10-K

(b)  Reports on Form 8-K:  None.

                  [Remainder of page intentionally left blank]


                                 SIGNATURES

     Pursuant to the  requirements  of Section 13 or 15(d) of the  Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       B/E AEROSPACE, INC.


                                      By /s/ Robert J. Khoury
                                      Robert J. Khoury
                                      Vice Chairman and Chief Executive Officer
Dated:  May 8, 1997


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on May 8, 1997 by the following persons on behalf of the registrant in the capacities indicated.

        Signature                       Title
        --------                        -----

  /s/ Amin J. Khoury                 Chairman

  /s/ Robert J. Khoury               Vice Chairman and Chief
                                     Executive Officer and Director


  /s/ Paul E. Fulchino               President and Chief Operating Officer


  /s/ Thomas P. McCaffrey            Senior Vice President of Administration,
                                     Chief Financial Officer and Assistant
                                     Secretary (principal financial
                                     and accounting officer)

  /s/ Jim C. Cowart                  Director

  /s/  Richard G. Hamermesh          Director

  /s/  Brian H. Rowe                 Director

  /s/   Hansjoerg Wyss               Director


ITEM 8.  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE.
                                                                        Page

Independent Auditors' Report                                             F-2

Financial Statements:

Consolidated Balance Sheets, February 22, 1997 and February 24, 1996.    F-3

        Consolidated Statements of Operations for the Years Ended
        February 22, 1997, February 24, 1996 and February 25, 1995.      F-4

        Consolidated Statements of Stockholders' Equity for the
        Years Ended February 22, 1997, February 24, 1996, and
        February 25, 1995.                                               F-5

        Consolidated Statements of Cash Flows for the Years Ended
        February 22, 1997, February 24, 1996 and February 25, 1995.      F-6

        Notes  to  Consolidated  Financial  Statements  for the  Years  Ended
        February 22, 1997, February 24, 1996 and February 25, 1995.

Financial Statement Schedule:

        Schedule II - Valuation and Qualifying Accounts for the Years
        Ended February 22, 1997, February 24, 1996 and
        February 25, 1995.                                              F-21


                [Remainder of page intentionally left blank]

INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
B/E Aerospace, Inc.
Wellington, Florida


     We have  audited the  accompanying  consolidated  balance  sheets of B/E
Aerospace,  Inc.  and  subsidiaries  as of February 22, 1997 and February 24,
1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended
February 22, 1997. Our audits also included the financial statement schedule on page F-21. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of B/E Aerospace, Inc. and subsidiaries as of February 22, 1997 and February 24, 1996 and the results of their operations and their cash flows for each of the three years in the period ended February 22, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As discussed in Note 2 to the consolidated financial statements, in the year ended February 24, 1996, the Company changed its method of accounting for engineering expenditures.



DELOITTE & TOUCHE LLP


Costa Mesa,  California
April 10, 1997


CONSOLIDATED BALANCE SHEETS, FEBRUARY 22, 1997 AND FEBRUARY 24, 1996 (Dollars in thousands, except share data)


ASSETS                                                                  1997         1996
                                                                        ----         ----
CURRENT ASSETS:
        Cash and cash equivalents ..............................   $  44,149    $  15,376
        Accounts receivable - trade, less allowance for doubtful
        accounts of $4,864 (1997) and $4,973 (1996) ............      73,489       54,242
        Inventories, net .......................................      92,900       72,569
        Other current assets ...................................       2,781        7,621
                                                                   ---------    ---------
        Total current assets ...................................     213,319      149,808
                                                                   ---------    ---------

PROPERTY AND EQUIPMENT, net ....................................      87,888       86,357
INTANGIBLES AND OTHER ASSETS, net ..............................     189,882      197,421
                                                                   ---------    ---------
                                                                   $ 491,089    $ 433,586
                                                                   =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
        Accounts payable .......................................   $  42,889    $  45,102
        Accrued liabilities ....................................      43,837       56,400
        Current portion of long-term debt and borrowings .......       4,419        6,482
                                                                   ---------    ---------
        Total current liabilities ..............................      91,145      107,984
                                                                   ---------    ---------

LONG-TERM DEBT .................................................     225,402      273,192
DEFERRED INCOME TAXES ..........................................       1,667        1,257
OTHER LIABILITIES ..............................................       7,114        6,996

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
        Preferred stock,  $.01 par value;  1,000,000
          shares authorized;  no shares outstanding
        Common stock, $.01 par value;  30,000,000 shares
        authorized; 21,893,392 (1997) and 16,392,994 (1996)
        shares issued and outstanding ..........................         219          164
        Additional paid-in capital .............................     228,710      121,366
        Accumulated deficit ....................................     (62,286)     (75,995)
        Cumulative foreign exchange translation adjustment .....        (882)      (1,378)
                                                                    --------    ---------
        Total stockholders' equity .............................     165,761       44,157
                                                                   ---------    ---------
                                                                   $ 491,089    $ 433,586
                                                                   =========    =========

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED FEBRUARY 22, 1997, FEBRUARY 24, 1996,
AND FEBRUARY 25, 1995

(Dollars in thousands, except per share data)

                                                              Year ended
                                                    --------------------------------
                                                    Feb. 22,     Feb.24,     Feb.25,
                                                        1997        1996        1995

NET SALES ......................................   $ 412,379   $ 232,582    $ 229,347

COST OF SALES ..................................     270,557     160,031      154,863
                                                   ---------   ---------    ---------

GROSS PROFIT ...................................     141,822      72,551       74,484

OPERATING EXPENSES:

        Selling, general and administrative ....      51,734      42,000       31,787
        Research, development and engineering ..      37,083      58,327       12,860
        Amortization of intangible assets ......      10,607       9,499        9,954
        Other expenses .........................          --       4,170       23,736
                                                    --------    --------     --------
        Total operating expenses ...............      99,424      113,99       78,337
                                                    --------    --------     --------

OPERATING EARNINGS (LOSS) ......................      42,398     (41,445)      (3,853)
INTEREST EXPENSE,  net .........................      27,167      18,636       15,019

EARNINGS (LOSS) BEFORE INCOME TAXES
        (BENEFIT) AND CUMULATIVE EFFECT
        OF CHANGE IN ACCOUNTING PRINCIPLE ......      15,231     (60,081)     (18,872)
INCOME TAXES (BENEFIT) .........................       1,522        --         (6,806)
                                                    --------    --------     ---------
EARNINGS (LOSS) BEFORE CUMULATIVE
        EFFECT OF CHANGE IN ACCOUNTING .........      13,709     (60,081)     (12,066)
        PRINCIPLE

CUMULATIVE EFFECT OF CHANGE IN
        ACCOUNTING PRINCIPLE ...................        --       (23,332)        --

NET EARNINGS (LOSS) ............................   $  13,709   $ (83,413)   $ (12,066)
                                                   =========   =========    =========
EARNINGS (LOSS) PER COMMON SHARE:
        Earnings (loss) before cumulative effect
        of change in accounting principle ......   $     .72   $   (3.71)   $   (0.75)
        Cumulative effect of change in
        accounting principle ...................          --       (1.44)          --
                                                   ---------   ----------   ---------
        Net earnings (loss) ....................   $     .72   $   (5.15)   $   (0.75)
                                                   =========   =========    =========

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE YEARS ENDED FEBRUARY 22, 1997, FEBRUARY 24, 1996 AND FEBRUARY 25, 1995
(in thousands)

                                                                 Additional     Retained      Currency        Total
                                              Common Stock          Paid-in     Earnings   Translation     Stockholders'
                                            Shares      Amount      Capital     (Deficit)   Adjustment        Equity
                                            ------      ------      -------     --------   -----------     ------------
Balance, February 26, 1994 ...........      15,985      $  159    $ 118,357      $19,484      $(4,007)     $ 133,993
        Sale of stock under
          employee stock purchase plan .        15          --          132           --          --             132
        Employee benefit plan
          matching contribution                 96           1         720            --          --             721
        Net loss .....................          --          --          --       (12,066)         --         (12,066)
        Foreign currency translation
          adjustment .................          --          --          --          --          2,551          2,551
                                            -------     ------    --------     ---------    ---------      ---------
Balance, February 25, 1995 ...........      16,096         160     119,209         7,418       (1,456)       125,331
        Sale of stock under
          employee stock purchase plan..        74           1         403           --            --            404
        Exercise of stock options ....         121           2         896           --            --            898
        Employee benefit plan
          matching contribution......          102           1         858           --            --            859
        Net loss .....................          --          --          --       (83,413)          --        (83,413)
        Foreign currency translation
          adjustment .................          --          --          --           --            78             78
                                            ------      ------    --------    ---------     ----------     ---------
Balance, February 24, 1996 ...........      16,393      $  164   $ 121,366     $ (75,995)   $  (1,378)     $  44,157
        Sale of stock under
          employee stock purchase plan .        58          --         482            --           --            482
        Exercise of stock options ....       1,362          14      11,650            --           --         11,664
        Employee benefit plan
          matching contribution......           75           1       1,316            --           --          1,317
        Sale of common stock
          under public offering,
          net of expenses ............       4,005          40      93,896            --           --         93,936
        Net earnings .................          --          --          --        13,709           --         13,709
        Foreign currency translation
          adjustment .................          --          --          --            --          496            496
                                            ------      ------    --------     ---------    ---------      ---------
Balance, February 22, 1997 ...........      21,893      $  219    $228,710     $ (62,286)   $    (882)       165,761
                                            ======      ======    ========     =========    =========      =========

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED FEBRUARY 22, 1997, FEBRUARY 24, 1996
AND FEBRUARY 25, 1995
(Dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:                                          1997         1996          1995
                                                                               ----         ----          ----
   Net earnings (loss) ................................................   $  13,709    $ (83,413)    $ (12,066)
   Adjustments to reconcile  net earnings  (loss) to net cash flows (used in)
     provided by operating activities:
   Cumulative effect of accounting change .............................          --       23,332            --
   Depreciation and amortization ......................................      24,147       18,435        16,146
   Change in intangible assets ........................................          --           --         8,588
   Deferred income taxes ..............................................         410       (3,453)       (6,764)
   Non cash employee benefit plan contributions .......................       1,317          859           721
   Changes  in  operating  assets  and  liabilities,  net  of  effects  froms acquisitions:
       Accounts receivable ............................................     (19,366)       6,068         6,226
       Inventories ....................................................     (19,536)     (11,929)      (16,863)
       Other current assets ...........................................       5,059         (638)         (585)
       Accounts payable ...............................................      (4,767)       3,008         7,295
       Other liabilities ..............................................     (11,564)      13,169          (642)
                                                                           --------     --------      --------
Net cash flows (used in) provided by operating activities .............     (10,591)     (34,562)        2,056
                                                                           --------     --------      --------


CASH FLOWS FROM INVESTING ACTIVITIES:
  Payments for purchase of property and equipment......................     (14,471)     (13,656)      (12,172)
  Change in other assets...............................................      (1,331)      (5,914)       (8,610)
  Acquisitions ........................................................          --      (42,500)           --
                                                                           --------     ---------   ----------
Net cash flows used in investing activities ...........................     (15,802)     (62,070)      (20,782)
                                                                           --------     --------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings (repayments) under revolving lines of credit ........     (38,882)       2,000         9,080
   Proceeds from issuance of stock, net of expenses ...................     106,082        1,302           132
   Principal payments on long-term debt ...............................     (11,968)        (942)
   Proceeds from long-term debt .......................................          --      101,252         3,873
                                                                           --------    ---------      --------
 Net cash flows provided by financing activities ......................      55,232      103,612        13,085
                                                                           --------    ---------      --------

   Effect of exchange rate changes  on cash flows .....................        (66)           77           222
                                                                           --------    ---------      --------

   Net increase (decrease) in cash and
     cash equivalents .................................................      28,773        7,057        (5,419)
   Cash and cash equivalents, beginning
     of year ..........................................................      15,376        8,319        13,738
                                                                           --------    ---------     ---------
   Cash and cash equivalents, end
     of year...........................................................    $ 44,149    $  15,376     $   8,319
                                                                           ========    =========     =========

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED FEBRUARY 22, 1997, FEBRUARY 24, 1996
AND FEBRUARY 25, 1995  (Cont'd)
(Dollars in thousands)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION

                                                                              1997        1996            1995
Cash paid (received) during year for:
  Interest                                                                $ 26,097    $ 16,967        $ 16,664
  Income taxes - net                                                         1,209      (3,292)         (1,096)

SCHEDULE OF NON-CASH TRANSACTIONS:
  Liabilities assumed and accrued acquisition
    costs incurred in connection with the
    acquisitions (See Note 3)                                                   --      27,532             --
  Liabilities incurred in connection with purchase
    of land and buildings                                                       --          --          4,000


See notes to consolidated financial statements.

                [Remainder of page intentionally left blank]

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED FEBRUARY 22, 1997, FEBRUARY 24, 1996 AND FEBRUARY 25, 1995 (Dollars in thousands, except share and per share data)

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization and Basis of Presentation - B/E Aerospace, Inc. (the "Company") operates in a single business segment and designs, manufactures, sells and services a broad line of commercial aircraft cabin interior products consisting of a broad range of aircraft seating products, passenger entertainment and service systems, and galley products, including structures as well as all food and beverage storage and preparation equipment. The Company's customers are the world's commercial airlines. As a result, the Company's business is directly dependent upon the conditions in the commercial airline industry.

     CONSOLIDATION - The accompanying financial statements consolidate the accounts of B/E Aerospace, Inc. and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

     USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     INCOME TAXES - In accordance with Statement of Financial Accounting Standards (SFAS) No. 109, the Company provides deferred income taxes for temporary differences between amounts of assets and liabilities recognized for financial reporting purposes and such amounts recognized for income tax purposes.

     WARRANTY COSTS - Estimated costs related to product warranties are accrued at the time products are sold.

     REVENUE RECOGNITION - Sales of assembled products, equipment or services are recorded on the date of shipment or, if required, upon acceptance by the customer. The Company sells its products primarily to airlines worldwide, including occasional sales collateralized by letters of credit. The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses. Actual losses have been within management's expectations.

     CASH EQUIVALENTS - The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

     INTANGIBLE ASSETS - The Company accounts for the impairment and disposition of long-lived assets in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed. In accordance with SFAS No. 121, long-lived assets to be held are reviewed for events or changes in circumstances which indicate that their carrying value may not be recoverable. The Company annually evaluates the carrying value of the intangible assets versus the cash benefit expected to be realized and adjusts for any impairment of value. As discussed in Note 15, the Company introduced a new product to the in-flight entertainment industry, causing the industry in general to re-evaluate its product offerings and, in the process, impairing the value of certain assets, including certain earlier Company technology. Accordingly, intangible assets related to these product offerings were written down to their estimated realizable value during the year ended February 25, 1995.

     RESEARCH AND DEVELOPMENT - Research and development expenditures are expensed as incurred.

     STOCK-BASED COMPENSATION - ( In October 1995, the Financial Accounting Standards Board (FASB) issued SFAS No. 123, Accounting for Stock-Based Compensation, which became effective for the Company beginning during fiscal 1997. SFAS No. 123 requires extended disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply Accounting Principles Board (APB) Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company continues to apply APB Opinion No. 25 to its stock-based compensation awards to employees and discloses the required pro forma effect on net income and earnings per share. See Note 12.

     EARNINGS (LOSS) PER COMMON SHARE - Earnings (loss) per common share amounts are computed using the weighted average number of common and common equivalent (where not anti-dilutive) shares outstanding during each period. The number of weighted average shares of common stock outstanding amounted to 19,107,000, 16,185,000, and 16,021,000 for the years ended February 22, 1997,
February 24, 1996 and February 25, 1995, respectively.

     In February 1997, the FASB issued SFAS No. 128, Earnings per Share which is effective for financial statements issued for period ending after December 15, 1997. SFAS No. 128 requires the disclosure of basic and diluted earnings per share. The amount reported as net income per common and common equivalent share for the year ended February 22, 1997 would not be materially different than that which would have been reported for basic and diluted earnings per share in accordance with SFAS No. 128.

     FOREIGN CURRENCY TRANSLATION - In accordance with the provisions of SFAS No. 52, Foreign Currency Translation, the assets and liabilities located outside the United States are translated into U.S. dollars at the rates of exchange in effect at the balance sheet dates. Income and expense items are translated at the average exchange rates prevailing during the period. Gains and losses resulting from foreign currency transactions are recognized currently in income, and those resulting from translation of financial statements are accumulated as a separate component of stockholders' equity.

     RECLASSIFICATIONS - Certain items in prior years' financial statements have been reclassified to conform with the presentation used in the year ended February 22, 1997.

2.      ACCOUNTING CHANGE

     In fiscal 1996, the Company undertook a comprehensive review of the engineering capitalization policies followed by its competitors and others in its industry peer group. The results of this study and an evaluation of the Company's policy led the Company to conclude that it should adopt the accounting method that it believes is followed by most of its competitors and certain members of its industry peer group. Previously, the Company had capitalized precontract engineering costs as a component of inventories, which were then amortized to earnings as the product was shipped. The Company now expenses such costs as they are incurred. While the accounting policy for precontract engineering expenditures previously followed by the Company was in accordance with generally accepted accounting principles, the changed policy is preferable.

     The effect of this change in accounting for periods through February 25, 1995 was a charge of $23,332 ($1.44 per share); the effect of expensing engineering costs for the year ended February 24, 1996 was a charge of $42,114 ($2.60). The following table summarizes the pro forma net earnings
(loss) and per share amounts for each period presented. Primarily as a result of this accounting change, inventories decreased by $65,446 as of February 24, 1996.

     Pro forma amounts assuming the change in application of accounting principle applied retroactively (unaudited):

                                         Year Ended
                         -----------------------------------------
                         February 24, 1996       February 25, 1995

Net loss                    $ (60,081)              $   (35,398)
Net loss per share          $   (3.71)              $     (2.20)

3.      ACQUISITIONS

     On January 24, 1996, the Company acquired all of the outstanding capital stock of Burns Aerospace Corporation, which designs, manufactures, sells and services aircraft seating products to commercial airlines worldwide. The aggregate acquisition cost of $70,032 includes the payment $42,500 to the seller, the assumption of approximately $27,532 of liabilities, including related acquisition costs, and certain liabilities arising from the acquisition. Funds for the acquisition were obtained from proceeds of the long-term debt issuance described in Note 8.

     The aggregate purchase price for the Burns acquisition has been allocated to the net assets acquired based on appraisals and management's estimates as follows:

        Receivables                                        $ 11,396
        Inventories                                          12,624
        Other current assets                                    806
        Property and equipment                               21,695
        Intangible and other assets                          23,511
                                                           --------
                                                           $ 70,032
                                                           ========

4.      INVENTORIES

     Inventories are stated at the lower of cost or market, cost is determined using the weighted average cost method. Finished goods and work in process inventories include material, labor and manufacturing overhead costs. Inventories consist of the following:

                                                1997            1996
                                                ----            ----
        Raw materials                      $  45,947        $ 28,252
        Work-in-process                       41,399          39,045
        Finished goods                         7,929           5,272
        Less customer advances                (2,375)             --
                                           ---------        --------
                                           $  92,900        $ 72,569
                                           =========        ========

5.      PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost, and depreciated and amortized generally on the straight-line method over their estimated useful lives of two to thirty years (term of lease as to leasehold improvements). Property and equipment consist of the following:

                                               Years            1997           1996
                                               -----            ----           ----
     Land, buildings and improvements          10-30        $ 42,966      $  39,979
     Machinery                                  3-13          45,444         46,374
     Tooling                                    3-10          17,179         14,819
     Furniture and equipment                    2-10          18,327         12,758
                                                            --------      ---------
                                                             123,916        113,930

     Less accumulated depreciation and amortization          (36,028)       (27,573)
                                                            --------      ---------
                                                            $ 87,888      $  86,357
                                                            ========      =========

6.      INTANGIBLES AND OTHER ASSETS

        Intangibles and other assets consist of the following:

                                                    Straight-line
                                                     Amortization
                                                    Period (Years)    1997         1996
                                                    -------------     ----         ----
Covenants not-to-compete                                   14    $  10,198    $  10,198
Product technology, production plans and drawings        7-20       59,484       60,201
Replacement parts annuity                                  20       29,778       29,416
Product approvals and technical manuals                    20       18,331       18,529
Goodwill                                                   30       78,913       77,256
Debt issue costs                                           10       13,431       12,592
Trademarks and patents                                     20       10,820       10,470
Other                                                               14,271       11,761
                                                                 ---------    ---------
                                                                   235,226      230,423
         Less accumulated amortization                             (45,344)     (33,002)
                                                                 ---------    ---------
                                                                 $ 189,882    $ 197,421
                                                                 =========    =========

7.      ACCRUED LIABILITIES

        Accrued liabilities consist of the following:

                                                     1997      1996
                                                     ----      ----

Accrued product warranties                        $ 5,231   $ 3,455
Accrued salaries, vacation and related benefits    12,868    10,479
Accrued acquisition expenses                        5,488    11,105
Accrued interest                                    6,585     7,449
Customer advances                                    --       5,940
Accrued income taxes                                6,563     7,315
Other accrued liabilities                           7,102    10,657
                                                  -------   -------
                                                  $43,837   $56,400
                                                  =======   =======

8.      LONG-TERM DEBT AND BORROWINGS

        Long-term debt consists of the following:

                                               1997         1996
                                               ----         ----

Senior notes                              $ 124,411    $ 124,313
Senior subordinated notes                   100,000      100,000
Revolving lines of credit                     4,419       42,967
Term loan                                        --       11,968
Other long-term debt                            991          696
                                          ---------    ---------
                                            229,821      279,674
 Less current portion of long-term debt      (4,419)      (6,482)
                                          ---------    ---------
                                          $ 225,402    $ 273,192
                                          =========    =========

     In January 1996, the Company amended its existing credit facilities by increasing the aggregate principal amount that may be borrowed thereunder to $100,000 (the "Bank Credit Facility"). The Bank Credit Facility consists of a $25,000 Reducing Revolver and a $75,000 Revolving Facility. The amount of the Reducing Revolver will be reduced automatically by 12.5% on April 19, 1999 and on each of the seven succeeding quarterly anniversaries of such date. The Reducing Revolver is collateralized by all of the issued and outstanding capital stock of a wholly owned subsidiary and has a five-year maturity, with the commitments of the lenders thereunder reducing during such five-year period. The Revolving Facility is collateralized by all of the Company's accounts receivable, all of its inventory and substantially all of its other personal property and has a five-year maturity. The Bank Credit Facility contains customary affirmative covenants, negative covenants and conditions of borrowing, all of which were met by the Company as of February 22, 1997.

     Borrowings under the Bank Credit Facility currently bear interest at LIBOR plus 1.75% or prime (as defined) plus .5%. The interest to be charged on the Bank Credit Facility can increase or decrease based upon specified operating performance criteria set forth in the Bank Credit Facility Agreement. Amounts may be borrowed or repaid in $1,000 increments. At February 22, 1997, approximately $5,100 of letters of credit were outstanding, reducing the aggregate Bank Credit Facility availability to approximately $94,900.

     On January 24, 1996, the Company sold $100,000 of 9 7/8% Senior Subordinated Notes (the "Senior Subordinated Notes"). The proceeds from the Senior Subordinated Notes were utilized to acquire Burns and refinance the Company's then outstanding Bank credit facilities.

     The Senior Subordinated Notes are unsecured senior subordinated obligations of the Company and are subordinated to all senior indebtedness of the Company and mature on February 1, 2006. Interest on the Senior Subordinated Notes is payable semi-annually in arrears on February 1 and August 1 of each year. The Senior Sub-ordinated Notes are redeemable at the option of the Company, in whole or in part, at any time after February 1, 2001 at predetermined redemption prices together with accrued and unpaid interest through the date of redemption. Upon a change of control (as defined), each holder of the Senior Subordinated Notes may require the Company to repurchase such holder's Senior Subordinated Notes at 101% of the principal amount thereof, plus accrued and unpaid interest to the date of such purchase. The Senior Subordinated Notes contain certain restrictive covenants, all of which were met by the Company as of February 22, 1997, including limitations on future indebtedness, restricted payments, transactions with affiliates, liens, dividends, mergers and transfers of assets.

     On February 24, 1993, the Company sold $125,000 of 9 3/4% Senior Notes (the "Senior Notes"), which were priced to yield 9 7/8%. The Company received the proceeds from the Senior Notes on March 3, 1993 and utilized $32,545 thereof to repay the outstanding balance of the Company's then outstanding bank obligations. The Senior Notes are senior unsecured obligations of the Company, ranking equally with any future senior obligations of the Company and mature on March 1, 2003. Interest on the Senior Notes is payable semi-annually in arrears on March 1 and September 1 of each year. The Senior Notes are redeemable at the option of the Company, in whole or in part, at any time on or after March 1, 1998 at predetermined redemption prices, together with accrued and unpaid interest through the date of redemption. Upon a change of control (as defined), each holder of the Senior Notes may require the Company to repurchase such holder's Senior Notes at 101% of the principal amount thereof, plus accrued and unpaid interest to the date of such purchase. The Senior Notes contain certain restrictive covenants, all of which were met by the Company as of February 22, 1997, including limitations on future indebtedness, restricted payments, transactions with affiliates, liens, dividends, mergers and transfers of assets.

     Terms of the Senior Notes provide that, among other things, the payment of cash dividends on common stock is limited to a cumulative amount that equals 50% of the Company's consolidated adjusted net earnings since the date of the Senior Notes' issuance, plus the sum of $10,000 and other equity adjustments (as defined therein). The payment of cash dividends may only be made if the Company is not in default under the terms of the Senior Notes. The Bank Credit Facility also contains restrictions on the cumulative amount of dividends that may be paid. As of February 22, 1997, approximately $3,400 of dividends could have been declared by the Company.

     The Company has a U.K. revolving line of credit agreement for approximately $4,800 (the FEEL Credit Agreement). The FEEL Credit Agreement is collateralized by substantially all of the assets of FEEL. Borrowings may be made under the line of credit, provided FEEL is in compliance with certain covenants, all of which were met as of February 22, 1997. Aggregate borrowings outstanding under the FEEL Credit Agreement were approximately $4,419 as of February 22, 1997. Such borrowings will be repaid in pounds sterling.

     The Company also has a Netherlands revolving line of credit agreement for approximately $1,000 (the Inventum Credit Agreement). The Inventum Credit Agreement is collateralized by substantially all of the assets of Inventum. Borrowings may be made under the line of credit, provided Inventum is in compliance with certain covenants, all of which were met by Inventum as of February 22, 1997. There were no borrowings outstanding under the Inventum Credit Agreement as of February 22, 1997.

        Maturities of long-term debt are as follows:

        Fiscal year ending February:
        1998                                          $   4,419
        1999                                                177
        2000                                                138
        2001                                                315
        2002                                                 --
        Thereafter                                      224,772
                                                      ---------
                                                      $ 229,821

     Interest expense amounted to $28,369,  $18,788 and $17,225 for the years
ended   February  22,  1997,   February  24,  1996  and  February  25,  1995,
respectively.
                [Remainder of page intentionally left blank]

9.      INCOME TAXES

        Income tax expense (benefit) consists of the following:
                                                 1997           1996            1995
                                                 ----           ----            ----
        Current:
         Federal                            $      --       $  1,972       $    (786)
         State                                     --            818             105
         Foreign                                1,112            663             639
                                            ---------       --------       ---------
                                                1,112          3,453             (42)
                                            =========       ========       =========
        Deferred:
         Federal                                   --        (2,635)         (5,146)
         State                                     --          (818)           (904)
         Foreign                                  410            --            (714)
                                            ---------       -------        --------
                                                  410        (3,453)         (6,764)
                                            ---------       --------       --------
                                            $   1,522       $    --        $ (6,806)
                                            =========       ========       =========

     The difference between income tax expense (benefit) and the amount computed by applying the statutory U.S. federal income tax rate (35%) to the pretax earnings before change in accounting principle consists of the following:

                                                             1997            1996           1995
                                                             ----            ----           ----
Statutory U.S. federal income tax expense (benefit)     $   5,331       $ (21,028)      $ (6,605)
Operating loss (with) without tax benefit                  (6,164)         14,569             --
Foreign tax rate differential                               1,267           3,324             --
Goodwill amortization                                         566             558            708
Other, net                                                    522           2,577           (909)
                                                         --------       ---------       --------
                                                         $  1,522       $      --       $ (6,806)
                                                         ========       =========       =========

     The tax effects of temporary differences and carryforwards that give rise to the Company's deferred income tax assets and liabilities consist of the following:


                                                                     1997          1996
                                                                     ----          ----
        Engineering costs                                       $      --      $ 22,182
        Inventory reserves                                          3,145         5,164
        Acquisition reserves                                       (1,740)          991
        Inventory costs capitalized for tax purposes                1,236           815
        Bad debt reserves                                             948           658
        Warranty reserve                                            1,452            --
        Other                                                       2,840         1,611
                                                                ---------      --------
        Net current deferred income tax assets                      7,881        31,421
                                                                ---------      --------

        Intangible assets                                         (13,565)      (14,701)
        Depreciation                                               (2,074)       (1,556)
        Net operating loss carryforward                            26,309         9,254
        Research credit carryforward                                2,941           600
        Other                                                          --         1,137
                                                                 --------      --------
        Net noncurrent deferred income tax asset (liabilities)     13,611        (5,266)
                                                                 --------      --------

        Valuation allowance                                       (23,159)      (27,412)
                                                                ---------     ---------
        Net deferred tax liabilities                            $  (1,667)    $  (1,257)
                                                                =========     =========

     Due to uncertainty surrounding the realization of the benefits of its net deferred tax asset, the Company has established a valuation allowance of $23,159 against its otherwise recognizable net deferred tax asset.

     As of February 22, 1997, the Company had approximately $63,022 of federal operating loss carryforwards which expire at various dates through 2011, federal research credit carryforwards of $2,941 which expire at various dates through 2011, and alternative minimum tax credit carryforwards of $658 which have no expiration date. Approximately $6,000 of the Company's net operating loss carryforward related to non-qualified stock options will be credited to paid-in-capital rather than income tax expense.

     The Company has not provided for any residual U.S. income taxes on the approximately $3,651 of earnings from its foreign subsidiaries because such earnings are intended to be indefinitely reinvested. Such residual U.S. income taxes, if provided for, would be immaterial.

     The Internal Revenue Service completed its examination of the Company's federal tax returns for the years ended February 26, 1994 and February 27, 1993. The resolution of the examination did not have a material adverse effect on the Company's results of operations or its financial condition.

     The Company's federal tax returns for the years ended February 24, 1996 and February 25, 1995 are currently under examination by the Internal Revenue Service. Management believes that the resolution of this examination will not have a material adverse effect on the Company's results of operations or its financial condition.

10.       COMMITMENTS AND CONTINGENCIES

     LEASES - The Company leases certain of its office, manufacturing and service facilities under operating leases which expire at various times through August 2003. Rent expense for fiscal 1997, 1996 and 1995 was approximately $7,021, $2,943 and $2,276, respectively. Future payments under leases with terms currently greater than one year are as follows:

                Year ending February:
                1998                          $  6,075
                1999                             4,239
                2000                             3,058
                2001                             2,306
                2002                             1,462
                Thereafter                         702
                                              --------
                                              $ 17,842
                                              ========

     CONTINGENCIES - B/E has been advised that the U.S. Attorney's Office for the District of Connecticut, in conjunction with the Department of Commerce and the U.S. Customs Service, is conducting a grand jury investigation focused on possible noncompliance by B/E with certain statutory and regulatory provisions relating to export licensing and controls. The investigation relates primarily to the sale of passenger seats and related spare parts for civilian commercial passenger aircraft to Iran Air from 1992 through mid-1995. B/E has been advised that it is a target of the investigation. An employee of a foreign based subsidiary of B/E has been charged with offenses relating to the investigation. The investigation is continuing, while the Company intends to defend itself vigorously, the ultimate outcome of the investigation cannot presently be determined. An adverse outcome could have a material adverse effect upon the operations and/or financial condition of the Company.

     The Company is also a defendant in various other legal actions arising in the normal course of business, the outcome of which, in the opinion of management, neither individually nor in the aggregate are likely to result in a material adverse effect to the Company's financial statements.

     EMPLOYMENT AGREEMENTS - The Company has employment and compensation agreements with two key officers of the Company. One of the agreements provides for an officer to earn a minimum of $450 adjusted annually for changes in the consumer price index (as defined) per year through 2002, as well as a deferred compensation benefit equal to the aggregate annual compensation earned through termination and payable thereafter. Such deferred compensation will be payable in equal monthly installments over the same number of years it was earned. The other agreement provides for an officer to receive annual minimum compensation of $450, and an incentive bonus not to exceed 100% of the officer's then-current salary through 2001. In addition, if the officer terminates his employment after April 28, 1996, the Company is obligated to pay the officer annually, as deferred compensation, an amount equal to 100% of the officer's annual salary (as defined) for a period of ten years from the date of termination. Such deferred compensation has been accrued at the present value of the obligation at February 22, 1997.

     The Company has other employment agreements with certain key members of management that provide for aggregate minimum annual base compensation of $1,825 expiring on various dates through 1999.

     Supply Agreement ( The Company has entered into a supply agreement with Applied Extrusion Technologies, Inc. ("AET"), a related party by way of common management. Under this agreement, the Company has agreed to purchase its requirements for certain component parts through March 1998 at a price that results in a 33-1/3% gross margin to AET. The Company's purchases under this contract for the years ended February 22, 1997, February 24, 1996, and February 25, 1995, were $1,642, $1,301 and $984, respectively.

11.     EMPLOYEE RETIREMENT PLAN

     In August 1988, the Company established a non-qualified contributory profit-sharing plan. Effective August 1, 1989, this plan was amended to incorporate a 401(k) Plan which permits the Company to match a portion of employee contributions [and to make profit-sharing contributions to all participants (as defined)]. Commencing in 1995, the Company's 401(k) Plan was amended to permit the Company's matching contribution to be made in common stock of the Company. The Company recognized expenses of $1,317, $859 and $721 related to this plan for the years ended February 22, 1997, February 24, 1996 and February 25, 1995, respectively.

12.     STOCKHOLDERS' EQUITY

     On December 18, 1996, the Company issued approximateley 4,005,000 shares of common stock to the public at a price of $25.00 per share. The net proceeds of the offering were $93,936. The Company used approximately $57,600 of the net proceeds to repay outstanding balances under various credit facilities.

     Had this sale and the corresponding repayment of the credit facilities taken place on February 26, 1995, earnings per common and common equivalent shares would have been $.87 and $(4.24), respectively, for the years ended February 22, 1997 and February 24, 1996.

     As required by APB 15, the supplemental earnings (loss) per common share data give effect to: (i) the assumed issuance of 2,566,559 shares of Common Stock by the Company which would be necessary to generate proceeds (using an assumed share price of $25), net of estimated offering costs, sufficient to repay $57.6 million of indebtedness; and (ii) the elimination of interest expense related to such borrowings for each period, net of tax. The supplemental data do not give effect to the issuance of an additional 1,433,441 shares of Common Stock sold by the Company.

     STOCK OPTION PLANS - The Company has various stock option plans, including the 1989 Stock Option Plan, the 1991 Directors Stock Option Plan, the 1992 Share Option Scheme and the 1996 Stock Option Plan (collectively the Option Plans), under which shares of the Company's common stock may be granted to key employees and directors of the Company. The Option Plans provide for granting key employees options to purchase the Company's common stock. Options are granted at the discretion of the compensation and stock option committee of the Board of Directors. Options granted generally vest at the rate of 25% per year from the date of grant and are exercisable to the extent vested and the option term cannot exceed ten years.

     The following table sets forth options granted, canceled, forfeited and outstanding:

                                FEBRUARY 22, 1997                FEBRUARY 26, 1996                FEBRUARY 25, 1995
                                -----------------                -----------------                -----------------

                                          Option Price                   Option Price                     Option Price
                           Options         Per Share         Options        Per Share        Options        Per Share
                           -------        ------------       -------     ------------        -------      ------------
Outstanding
  beginning of period     2,720,350     $0.81  - $13.00     2,871,287     $0.81 - $13.00     2,493,162       $0.81 - $13.00

Options granted           1,313,500     $10.25 - $24.94       731,925     $7.37 - $10.37       484,500       $7.44 - $8.75

Options exercised        (1,361,925)    $0.81  - $16.125     (139,750)    $0.81 - $8.75           (375)      $         .81

Options forfeited          (224,500)    $7.38  - $16.13      (743,112)    $7.00 - $13.00      (106,000)      $8.25 - $11.75
                           ---------                         ---------                        ---------
Outstanding, end
  of period               2,447,425     $0.81  - $24.93     2,720,350     $0.81 - $13.00     2,871,287       $0.81 - $13.00
                          =========     =====    ======     =========     =====   ======     =========       =====   ======

Exercisable at end
  of year                 1,374,927     $0.81  - $24.93     2,223,225     $0.81 - $13.00       694,737       $0.81 - $13.00
                          =========     ===============     =========     ==============       =======       ==============


     At February 22, 1997 options were available for grant under each of the Company's option plans.

                                         OPTIONS OUTSTANDING AT FEBRUARY 22, 1997
     -------------------------------------------------------------------------------------------------------------------
                                                Weighted      Weighted Average         Options
        Range of               Options          Average          Remaining           Exercisable        Weighted Average
     Exercise Price          Outstanding     Exercise Price   Contractual Life   at February 22, 1997    Exercise Price
     --------------          -----------     --------------   ----------------   --------------------   ----------------
                                                                    (years)

    $  .81   -   $  8.50       641,625          $  7.84             6.51               513,000              $  7.75
    $ 8.63   -   $  8.75       637,750          $  8.72             5.87               566,500              $  8.74
    $ 8.88   -   $ 16.13       373,050          $ 12.05             8.65               101,675              $ 12.19
    $ 19.00  -   $ 24.94       795,000          $ 20.06             9.68               193,752              $ 19.94


     The estimated fair value of options granted during 1997 was $ 16.60 per share. The estimated fair value of options granted during 1996 was $7.69 per share. The Company applies APB Opinion No. 25 and related Interpretations in accounting for its stock option and purchase plans. Accordingly, no compensation cost has been recognized for its stock option plans and its stock purchase plan other than that described above. Had compensation cost for the Company's stock option plans and its stock purchase plans been determined consistent with SFAS No. 123, the Company's net earnings (loss) and net earnings (loss) per share for the year ended February 22, 1997 and February 24, 1996 would have been reduced to the pro forma amounts indicated in the following table:

                                                   1997       1996
------------------------------------------------------------------
Net earnings (loss)  - as reported             $ 13,709   $(83,413)
Net earnings (loss)  - pro forma               $ 10,709   $(84,932)
Net earnings (loss)  per share - as reported   $    .72   $  (5.15)
Net earnings (loss)  per share - pro forma     $    .56   $  (5.24)
Weighted average and pro forma
  weighted average common shares                 19,107     16,185
===================================================================

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for options granted in 1997 and 1996; risk-free interest rates of 6.4%; expected dividend yields of 0.0%; expected lives of 4 years; and expected volatility of 43%.

     The impact of outstanding non-vested stock options granted prior to fiscal 1996 has been excluded from the pro forma calculation; accordingly, the 1997 and 1996 pro forma adjustments are not indicative of future period pro forma adjustments, when the calculation will apply to all applicable stock options.

13.     EMPLOYEE STOCK PURCHASE PLAN

     The Company has established a qualified Employee Stock Purchase Plan, the terms of which allow for qualified employees (as defined) to participate in the purchase of designated shares of the Company's common stock at a price equal to the lower of 85% of the closing price at the beginning or end of each semi-annual stock purchase period. The Company issued 58,490 and 73,544 shares of stock during fiscal 1997 and 1996 pursuant to this plan at an average price per share of $9.70 and $5.50, respectively.

14.     EXPORT SALES AND MAJOR CUSTOMERS

     Export sales from the United States to customers in foreign countries amounted to approximately $153,423 $61,717, and $61,645 in fiscal 1997, 1996, and 1995, respectively. Total sales to all customers in foreign countries amounted to approximately $203,388, $124,469 and $114,511 in fiscal 1997, 1996 and 1995, respectively. Total sales to Europe amounted to 29%, 18% and 22% in fiscal 1997, 1996 and 1995, respectively. Total sales to Asia amounted to 16%, 20% and 19% in fiscal 1997, 1996 and 1995, respectively. Major customers (i.e., customers representing more than 10% of total sales) change from year to year depending on the level of refurbishment activity and/or the level of new aircraft purchases by such customers. There were no major customers in fiscal 1997, 1996 or 1995.

15.     OTHER EXPENSES

     Other expenses for the year ended February 24, 1996 relate to costs associated with the integration and consolidation of the Company's European seating business. Other expenses for the year ended February 25, 1995 consisted of a charge related primarily to intangible assets ($10,835) and inventories ($11,216) associated with the Company's passenger entertainment systems. The introduction of the Company's MDDS interactive video system, which the Company expects to become the industry's standard for in-flight passenger and service entertainment, has captured the dominant market share with contract awards from the major airlines totaling more than $150,000 during the year ended February 24, 1996. The MDDS system also has recently caused major carriers to convert programs for earlier products to the Company's MDDS system and has caused two of the Company's principal competitors to offer to develop systems for the airlines similar to the Company's MDDS system. These events have caused the in-flight entertainment industry to re-evaluate its product offerings and, in the process, have impaired the value of certain of its assets. As a result, the Company has written down certain of its assets, including certain customer-specific inventories and other assets.


16.     FOREIGN OPERATIONS

     Geographic Area - The Company operated principally in two geographic areas, the United States and Europe during the years ended February 22, 1997, February 24, 1996 and February 25, 1995. There were no significant transfers between geographic areas during the period. Identifiable assets are those assets of the Company that are identified with the operations in each geographic area.

     The following table presents net sales and operating income for the years ended February 22, 1997, February 24, 1996, and February 25, 1995 and identifiable assets as of February 22, 1997, February 24, 1996 and February 25, 1995 by geographic area.

                                           1997             1996            1995
                                           ----             ----            ----
Net Sales:
United States                        $  312,497        $ 169,830       $ 170,542
Europe                                   99,882           62,752          58,805
                                     ----------        ---------       ---------
Total:                               $  412,379        $ 232,582       $ 229,347
                                     ==========        =========       =========

Operating Income:

United States                        $   33,834       $ (35,822)      $  (9,457)
Europe                                    8,564          (5,623)           5,604
                                     ----------       ---------       ----------
Total:                               $   42,398       $ (41,445)      $  (3,853)
                                     ==========       =========       =========

Identifiable Assets:

United States                         $ 380,273        $ 332,832       $ 279,402
Europe                                  110,816          100,754         100,552
                                      ---------        ---------       ---------
Total:                                $ 491,089        $ 433,586       $ 379,954
                                      =========        =========       =========


17.     FAIR VALUE INFORMATION

     The following disclosure of the estimated fair value of financial instruments at February 22, 1997 and February 24, 1996 is made in accordance with the requirements of SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

     The carrying amounts of cash and cash equivalents, accounts receivable--trade, and accounts payable are a reasonable estimate of their fair values. At February 22, 1997, the Company's Senior Notes have a carrying value of $124,411 and fair value of 131,250, while the Company's Senior
Subordinated Notes have a carrying value of $100,000 and fair value of $104,500. The carrying amounts of other long-term debts approximates fair value because the obligations either bear interest at floating rates or compare favorably with fixed rate obligations that would be available to the Company.

     The fair value information presented herein is based on pertinent information available to management as of February 22, 1997. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively re-valued for purposes of these consolidated financial statements since that date, and current estimates of fair value may differ significantly from the amounts presented herein.

18.  SELECTED QUARTERLY DATA (Unaudited)

     Summarized quarterly financial data for fiscal 1997 is as follows:

                                     Year Ended February 22, 1997
                              ------------------------------------------
                                  First     Second     Third      Fourth
                                 Quarter    Quarter    Quarter    Quarter
                                 -------    -------    -------    -------
       Sales                    $ 97,302   $103,026   $107,823   $104,228
       Gross profit               32,547     34,439     36,510     38,326
       Net earnings                1,433      1,863      4,131      6,282
       Net earnings per share        .08        .11        .23        .29

                [Remainder of page intentionally left blank]

      Summarized quarterly financial data for fiscal 1996 is as follows:

                                                                          Year Ended February 24, 1996
                                                              ----------------------------------------------------
                                                               First        Second          Third          Fourth
                                                              Quarter       Quarter         Quarter        Quarter
                                                              -------       -------         ------         -------
       Sales                                               $  55,594      $  57,451       $   55,188      $  64,349
       Gross profit                                            8,442         18,719           17,726         17,664
       Net (loss) before cumulative
         effect of accounting change                          (9,682)        (7,514)         (14,021)       (28,864)
       Cumulative effect of accounting change                (23,332)            --               --             --
       Net loss                                              (33,014)        (7,514)         (14,021)       (28,864)
       Net loss per share:
       Before cumulative effect of accounting
         change                                            $   (0.60)     $   (0.45)       $   (0.74)      $  (1.92)
       Cumulative effect of accounting change                  (1.44)            --               --             --
                                                           ---------        -------        ---------       --------
       Net loss per share                                  $   (2.04)     $   (0.45)       $   (0.74)      $  (1.92)
                                                           =========      =========        =========       ========

                [Remainder of page intentionally left blank]

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED FEBRUARY 22,1997, FEBRUARY 24, 1996 AND FEBRUARY 25, 1995
 (Dollars in thousands)

                       BALANCE                                              BALANCE
                    AT BEGINNING                                             AT END
                       OF YEAR       EXPENSES     OTHER      DEDUCTIONS     OF YEAR
                    ------------     --------     -----      ----------     -------
DEDUCTED FROM ASSETS:
Allowance for
 doubtful accounts:


1997                   $ 4,973        $ 2,144   $   (69)      $ 2,184       $ 4,864
1996                     4,034            162     1,449 (1)       672         4,973
1995                     2,208          3,119        --         1,293         4,034

Reserve for
 obsolete inventories:


1997                   $19,785        $ 4,583     $ 596       $17,844 (2)   $ 8,282
1996                    10,664          6,022     5,840 (1)     2,741        19,785
1995                     7,557          2,787     2,754 (2)     2,434        10,664


INCLUDED IN LIABILITIES:
Accrued product
 warranties:


1997                   $ 3,455        $ 6,325    $  156       $ 4,393      $ 5,231
1996                     2,969          2,758       936 (1)     3,208        3,455
1995                     2,388          2,544       666 (2)     2,629        2,969

(1) Balances associated with the Burns acquisition.
(2) During fiscal 1997, the Company disposed of substantially all of the inventories which were fully reserved in fiscal years 1995 and 1996.

                [Remainder of page intentionally left blank]

                                                              EXHIBIT 99

                                  RISK FACTORS

DEPENDENCE UPON CONDITIONS IN THE AIRLINE INDUSTRY

     The Company's customers are the world's commercial airlines. As a result, the Company's business is directly dependent upon the financial condition of the world's commercial airlines. In the late 1980s and early 1990s, the world airline industry suffered a severe downturn, which resulted in record losses and several air carriers seeking protection under bankruptcy laws. As a consequence, during such period, airlines sought to conserve cash by reducing or deferring scheduled cabin interior refurbishment and upgrade programs and delaying purchases of new aircraft. This led to a significant contraction in the commercial aircraft cabin interior products industry, and a decline in the Company's business and profitability. The airline industry has experienced an economic turnaround and the levels of airline spending on refurbishment and new aircraft purchases have expanded. However, there can be no assurance that the current financial strength of the airline industry will continue or that the airlines will maintain or increase expenditures on cabin interior products for refurbishments or new aircraft.

 NEW PRODUCT INTRODUCTIONS AND TECHNOLOGICAL CHANGE

     Airlines currently are taking delivery of a new generation of aircraft and demanding increasingly sophisticated cabin interior products. As a result, the cabin interior configurations of commercial aircraft are becoming more complex and will require more technologically advanced and integrated products. For example, airlines increasingly are seeking sophisticated in-flight entertainment systems, such as the MDDS interactive individual passenger in-fight entertainment system developed by B/E which the Company expects will provide a significant percentage of its future revenues. Development of the MDDS required substantial investment by the Company and third parties in research, development and engineering. While commercial deliveries of MDDS have not yet commenced, and are not expected to contribute materially to the Company's net earnings in the near term, MDDS is expected to provide substantial earnings in the ensuing years. This expected increase in earnings contributions from this product will depend, to a significant extent, on the Company's ability to manufacture successfully and deliver, on a timely basis, its MDDS product and to have the MDDS perform at the level expected by B/E's customers and their passengers, as well as the Company's ability to continue to develop, profitability manufacture and deliver, on a timely basis, other technologically advanced, reliable high-quality products which can be readily integrated into complex cabin interior configurations.

COMPETITION

     The Company competes with a number of established companies that have significantly greater financial, technological and marketing resources than the Company. Although the Company has achieved a significant share of the market for a number of its cabin interior products, there can be no assurance that the Company will be able to maintain this market share. The ability of the Company to maintain its market share will depend not only on its ability to remain the supplier of retrofit and refurbishment products and spare parts on the commercial fleets on which its products are currently in service, but also on its success in causing its products to be selected for installation in new aircraft, including next generation aircraft, expected to be purchased by the airlines over the next decade, and in avoiding product obsolescence.

In addition, the Companys's primary competitor in the market for new passenger
entertainment  products,   including  individual  seat  video  and  in-flight
entertainment and cabin management systems, Matsushita Electronics, has significantly greater technological capabilities and financial and marketing resources than the Company.

ADVERSE CONSEQUENCES OF FINANCIAL LEVERAGE

     The Company has substantial indebtedness and, as a result, significant debt service obligations. As of February 22, 1997 the Company had approximately $__________ million aggregate amount of indebtedness outstanding, representing _____% of total capitalization.

     The degree of the Company's leverage could have important consequences to purchasers or holders of its shares of Common Stock, including: (i) limiting the Company's ability to obtain additional financing to fund future working capital requirements, capital expenditures, acquisitions or other general corporate requirements; (ii) requiring a substantial portion of the Company's cash flow from operations to be dedicated to debt service requirements, thereby reducing the funds available for operations and further business opportunities; and (iii) increasing the Company's vulnerability to adverse economic and industry conditions. In addition, since any borrowings under the Company's bank credit facilities will be at variable rates of interest, the Company will be vulnerable to increases in interest rates. The Company may incur additional indebtedness in the future, although its ability to do so will be restricted by the indenture governing the Company's Senior Subordinated Notes due 2006 (the "Senior Subordinated Notes"), the indenture governing the Company's Senior Notes due 2003 (the "Senior Notes") and the Company's bank credit facilities. The ability of the Company to make scheduled payments under its present and future indebtedness will depend on, among other things, the future operating performance of the Company and the Company's ability to refinance its indebtedness when necessary. Each of these factors is to a large extent subject to economic, financial, competitive and other factors beyond the Company's control.

     The Company's bank credit facilities and the indentures governing the Senior Notes and the Senior Subordinated Notes contain numerous financial and operating covenants that will limit the discretion of the Company's management with respect to certain business matters. These covenants will place significant restrictions on, among other things, the ability of the Company to incur additional indebtedness, to create liens or other encumbrances, to make certain payments and investments, and to sell or otherwise dispose of assets and merge or consolidate with other entities. The Company's bank credit facilities also require the Company to meet certain financial ratios and tests. A failure to comply with the obligations contained in the Company's bank credit facilities, or the indentures governing the Senior Notes and the Senior Subordinated Notes, could result in an event of default under the Company's bank credit facilities, or the aforementioned indentures, which could permit acceleration of the related debt and acceleration of debt under other instruments that may contain cross-acceleration or cross-default provisions.

CUSTOMER DELIVERY REQUIREMENTS

     The commercial aircraft cabin interior products industry is currently experiencing a period of rapid growth. Since February 1995, the Company has experienced a 72% increase in its backlog. The ability of the Company to receive new contract awards and to deliver its existing backlog is dependent upon its (and its suppliers') ability to ramp-up deliveries to meet the recent surge in demand. Although the Company believes it has sufficient manufacturing capacity to meet customer demand, and each of its acquired businesses have previously delivered products at a significantly higher level, there can be no assurance that the Company, or its suppliers, will be able to meet the increased product delivery requirements.

CERTAIN LEGAL PROCEEDING

     In July 1995, B/E became aware that the U.S. Attorney's Office for the District of Connecticut, in conjunction with the Department of Commerce and the U.S. Customs Service, is conducting a grand jury investigation focused on possible non-compliance by B/E with certain statutory and regulatory provisions relating to export licensing and controls. The investigation relates primarily to the sale of passenger seats and related spare parts for civilian commercial passenger aircraft to Iran Air from 1992 through mid-1995. B/E has been advised that it is a target of the investigation. An employee of a foreign based subsidiary of B/E has been charged with offenses relating to the investigation. The investigation is continuing, and the Company intends to defend itself vigorously, nevertheless, the ultimate outcome of the investigation cannot presently be determined. An adverse outcome could have a material adverse effect upon the operations and/or financial condition of the Company.

ABILITY TO INTEGRATE ACQUIRED BUSINESSES

     Since 1992, B/E has acquired nine companies. The Company intends to consider future strategic acquisitions in the commercial airline cabin interior industry, some of which could be material to the Company. The ability of the Company to continue to achieve its goals will depend upon its ability to integrate effectively any future acquisition, and to achieve cost efficiencies. Although B/E has been successful in the past in doing so, there can be no assurance that will continue to be successful.

REGULATION

     The Federal Aviation Administration (the "FAA") prescribes standards and licensing requirements for aircraft components, including virtually all commercial airline cabin interior products, and licenses component repair stations within the United States. Comparable agencies regulate these matters in other countries. If the Company fails to obtain a required license for one of its products or services or loses a license previously granted, the sale of the subject product or service would be prohibited by law until such license is obtained or renewed. In addition, designing new products to meet existing FAA requirements and retrofitting installed products to comply with new FAA requirements can be both expensive and time-consuming.