Form 10-Q
period 1997-06-30
BE AEROSPACE INC
filed 1997-06-30
CIK 861361

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549


                                  FORM 10-Q

              Quarterly Report Pursuant to Section 13 or 15(d)
          of the Securities Exchange Act of 1934 for the quarterly
                          period ended May 31, 1997


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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES[X] NO[ ]

The registrant has one class of common stock, $ .01 par value, of which 22,073,022 shares were outstanding as of June 20, 1997.

                             B/E AEROSPACE, INC.

Item 1.  Financial Statements
                         CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands, except share data)

                                                                         May 31,    February 22,
                                                                           1997            1997
                                                                           ----            ----
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents ....................................   $  44,223    $  44,149
     Accounts receivable - trade, less allowance for doubtful
          accounts of $3,877 (May 31,1997)
          and $4,864 (February 22, 1997) ..........................      67,074       73,489
     Inventories, net .............................................      98,171       92,900
     Other current assets .........................................       5,001        2,781
                                                                       --------     --------
         Total current assets .....................................     214,469      213,319

PROPERTY AND EQUIPMENT, net .......................................      90,246       87,888
INTANGIBLES AND OTHER ASSETS, net .................................     187,078      189,882
                                                                      ---------    ---------
                                                                      $ 491,793    $ 491,089
                                                                      =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable .............................................   $  39,606    $  42,889
     Accrued expenses .............................................      39,791       43,837
     Current portion of long-term debt ............................       4,072        4,419
                                                                      ---------    ---------
          Total current liabilities ...............................      83,469       91,145
                                                                      ---------    ---------

LONG-TERM DEBT ....................................................     225,641      225,402
DEFERRED INCOME TAXES .............................................       1,411        1,667
OTHER LIABILITIES .................................................       7,086        7,114

STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par value; 1,000,000 shares
          authorized; no shares outstanding
     Common stock, $.01 par value; 30,000,000 shares
          authorized;  22,070,772 (May 31, 1997)
          21,893,392 (February 22, 1997) issued and outstanding             220          219
     Additional paid-in capital ...................................     230,559      228,710
     Accumulated deficit ..........................................     (55,343)     (62,286)
     Cumulative foreign exchange translation adjustment ...........      (1,250)        (882)
                                                                      ---------    ---------
          Total stockholders' equity ..............................     174,186      165,761
                                                                      ---------    ---------
                                                                      $ 491,793    $ 491,089
                                                                      =========    =========

                             B/E AEROSPACE, INC.

                     CONSOLIDATED STATEMENTS OF EARNINGS
                (Dollars in thousands, except per share data)

                                               Three Months Ended
                                             ----------------------
                                               May 31,    May 25,
                                                 1997       1996

NET SALES ................................   $113,846   $ 97,302

COST OF SALES ............................     72,783     64,755
                                             --------   --------

GROSS PROFIT .............................     41,063     32,547

OPERATING EXPENSES:

     Selling, general and administrative .     12,903     11,585
     Research, development and engineering     11,008      9,727
     Amortization of intangible assets ...      2,853      2,708
                                             --------   --------

          Total operating expenses .......     26,764     24,020
                                             --------   --------

OPERATING EARNINGS .......................     14,299      8,527

INTEREST EXPENSE, net ....................      6,130      6,935
                                             --------   --------

EARNINGS BEFORE INCOME TAXES .............      8,169      1,592

INCOME TAXES .............................      1,226        159
                                             --------   --------

NET EARNINGS .............................   $  6,943   $  1,433
                                             ========   ========

NET EARNINGS PER COMMON SHARE ............   $    .30   $    .08
                                             ========   ========

COMMON AND COMMON EQUIVALENT SHARES ......     23,057     17,241
                                             ========   ========


                             B/E AEROSPACE, INC.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)

                                                                     Three Months Ended
                                                                 ----------------------------
                                                                   May 31,            May 25,
                                                                     1997               1996
                                                                     ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings ............................................   $  6,943           $  1,433
     Adjustments to reconcile net earnings to net cash flows
          provided by (used in) operating activities:
              Depreciation and amortization ..................      6,381              5,350
              Deferred income taxes ..........................       (275)               534
              Non cash employee benefit plan contributions ...        447                 83
              Changes in operating assets and liabilities:
                   Accounts receivable .......................      6,516             (9,402)
                   Inventories ...............................     (5,023)              (209)
                   Other current assets ......................     (2,206)              (460)
                   Accounts payable ..........................     (2,263)             1,408
                   Other liabilities ..........................    (5,226)            (6,549)
                                                                 --------            -------
     Net cash flows provided by (used in) operating activities      5,294             (7,812)
                                                                 --------            -------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures ...................................     (6,159)            (1,218)
      Change in other assets - net ...........................       (347)                43
                                                                  -------            -------
      Net cash flows used in investing activities ............     (6,506)            (1,175)
                                                                  -------            -------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayments of long-term debt ............................       (174)            (1,364)
     Proceeds from issuances of stock ........................      1,403              1,165
                                                                  -------            -------
     Net cash flows provided by (used in) financing activities      1,229               (199)
                                                                  -------            -------

Effect of exchange rate changes on cash flows ................         57                (39)
                                                                  -------            -------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .........         74             (9,225)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ...............   $ 44,149           $ 15,376
                                                                 ========           ========

CASH AND CASH EQUIVALENTS, END OF PERIOD .....................   $ 44,223           $  6,151
                                                                 ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during period for interest ....................   $  6,327           $  6,734
                                                                 ========           ========
     Cash paid during period for income taxes ................   $    179
                                                                 ========

                             B/E AEROSPACE, INC.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              THREE MONTHS ENDED MAY 31, 1997 AND MAY 25, 1996

Note 1.    Basis of Presentation:

     The information set forth in these consolidated financial statements as of May 31, 1997 and for the three months ended May 31, 1997 and May 25, 1996 is unaudited and may be subject to normal year-end adjustments. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial position of B/E Aerospace, Inc. (the "Company" or "B/E") for the periods indicated. Results of operations for the interim periods ended May 31, 1997 are not necessarily indicative of the results of operations for the full fiscal year. For further information, including information with regard to conditions in the airline industry and their possible impact on the Company, please refer to the Company's annual report on Form 10-K for the fiscal year ended February 22, 1997.

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

Note 2.    Earnings Per Share

     In February 1997, the FASB issued SFAS No. 128, Earnings Per Share which is effective for financial statements issued for periods ending after December 15, 1997. SFAS No. 128 requires the disclosure of basic and diluted earnings per share. Earnings per share, as reported and as would be reportable under SFAS No. 128 for the three months ended May 31, 1997 and May 25, 1996 are as follows:

                                As Reported
                             ----------------
                              May 31, May 25,
                                1997    1996
                                ----    ----

Primary earnings per share      $.30    $.08


                                  Pro Forma
                              ---------------
                              May 31, May 25,
                                1997    1996
                                ----    ----

Basic earnings per share        $.32    $.09
Diluted earnings per share      $.30    $.08


                             B/E AEROSPACE, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
(Dollars in thousands, except per share data)

The following discussion and analysis addresses the results of the Company's operations for the three months ended May 31, 1997, as compared to the Company's results of operations for the three months ended May 25, 1996. The discussion and analysis then addresses the liquidity and financial condition of the Company.

THREE MONTHS ENDED MAY 27, 1997, AS COMPARED TO THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MAY 25, 1996.

Net sales for the fiscal 1998 three-month period were $113,846, up 17 percent versus fiscal 1997 first quarter sales of $97,302, reflecting a 25-percent increase in product sales offset by a $5 million decline in service revenues.

At May 31, 1997 the Company's backlog stood at approximately $580,000 up from approximately $475,000 at May 25, 1996.

Gross profit was $41,063 (36.1% of sales) for the three months ended May 31, 1997 and was $8,516 or 26% greater than the comparable period in the prior year of $32,547 which represented 33.4% of sales. The increase in gross profit is the result of the higher sales volume and the mix of products and services sold.

Selling, general and administrative expenses were $12,903 (11.3% of sales) for the three months ended May 31, 1997. This was $1,318 or 11.3% higher than the comparable period in the prior year of $11,585 (11.9% of sales) and is primarily due to higher levels of sales and quotation activity, and major new initiatives in customer service, program management, product support and information technology.

Research, development and engineering expense was $11,008 or 9.7% of sales for the three months ended May 31, 1997. For the comparable period in the prior year, research, development and engineering expense was $9,727 or 10.0% of sales.

Amortization expense for the quarter ended May 31, 1997 of $2,853 was $145 greater than the amount recorded in the first quarter of fiscal 1997.

The increase in gross profit, offset by somewhat higher operating expenses, resulted in operating earnings of $14,299 (12.6% of sales), an increase of $5,772 or 67.7% over the comparable period in the prior year of $8,527 (8.8% of sales).

Interest expense, net was $6,130 for the three months ended May 31, 1997, or $805 lower than interest expense of $6,935 recorded for the comparable period in the prior year, and is due to the decrease in the Company's long-term debt as compared to FY 97.

                             B/E AEROSPACE, INC.

THREE MONTHS ENDED MAY 31, 1997 AS COMPARED TO THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MAY 25, 1996. (CONTINUED)

Earnings before income taxes of $8,169 for the quarter ended May 31, 1997 was $6,577 or 413% greater than the earnings before taxes in the prior year. Income tax expense for the quarter ended May 31, 1997 was $1,226 or 15% of earnings before income taxes, as compared to $159, or 10% of earnings before income taxes in the prior year.

Net earnings were $6,943 or $.30 per share for the three months ended May 31, 1997, as compared to net earnings of $1,433 or $.08 per share for the comparable period in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity requirements consist primarily of working capital needs and scheduled payments of interest on its indebtedness. B/E's primary requirements for working capital have been directly related to increased inventory levels as a result of growth in revenues. B/E's working capital was $131,000 as of May 31, 1997, compared to $122,174 as of February 22, 1997.

In May 1997, the Company amended its existing credit facilities with The Chase Manhattan Bank by increasing the aggregate principal amount that may be borrowed thereunder to $125,000 (the "Bank Credit Facility"). The Bank Credit Facility consists of a $25,000 Reducing Revolver and a $100,000 Revolving Facility. The amount of the Reducing Revolver will be reduced automatically by 12.5% on August 26, 2000 and on each of the seven succeeding quarterly anniversaries of such date. The Reducing Revolver is collateralized by all of the issued and outstanding capital stock of a wholly owned subsidiary and has a five-year maturity. The Revolving Facility is collateralized by all of the Company's accounts receivable, all of its inventory and substantially all of its other personal property and has a five-year maturity. The Bank Credit Facility contains customary affirmative covenants, negative covenants and conditions of borrowing. At May 31, 1997 indebtedness under the Bank Credit Facility were letters of credit amounting to approximately $5,100. The Company had approximately $119,900 available for subsequent borrowings under its bank credit facility.

The Company's 9 3/4% Senior Notes and 9 7/8% Senior Subordinated Notes are due March 1, 2003 and February 1, 2006, respectively.

At May 31, 1997, the Company's cash and cash equivalents were $44,223 as compared to $44,149 at February 22, 1997. Cash provided from operating activities during the three months ended May 31, 1997 was $5,294 and cash used in operating activities in the first quarter of fiscal 1997 was $7,812. The primary source of cash during the three months ended May 31, 1997 was net earnings of $6,943, non-cash charges for depreciation and amortization of $6,381 and decreases in receivables of $6,516 offset by a use of cash of $5,023 related to increases in inventories and $9,695 related to decreases in other assets and liabilities.

The Company's capital expenditures were $6,159 and $1,218 during the three months ended May 31, 1997 and May 25, 1996, respectively. The Company anticipates ongoing capital expenditures of approximately $20 million per year for the next several years.

                             B/E AEROSPACE, INC.

The Company believes that cash flow from operations and availability under the Bank Credit Facility will provide adequate funds for its working capital needs, planned capital expenditures and debt service obligations through the term of the Bank Credit Facility. The Company believes that it will be able to refinance the Bank Credit Facility prior to its termination, although there can be no assurance that it will be able to do so. The Company's ability to fund its operations and make planned capital expenditures, to make scheduled payments on and to refinance its indebtedness depends on its future operating performance and cash flow, which, in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond its control.

This report includes forward-looking statements which involve risks and uncertainties. The Company's actual experience may differ materially from that discussed in such statements. Factors that might cause such a difference include, but are not limited to, those discussed in "Risk Factors" in the Company's Registration Statement on Form S-3 dated December 12, 1996, Exhibit 99 to the Company's Form 10-K for the year ended February 22, 1997, as well as future events that have the effect of reducing the Company's available cash balances, such as unexpected operating losses or delays in the integration of the Company's seating business or the delivery of the MDDS interactive video system or capital expenditures or cash expenditures related to possible future acquisitions.

                             B/E AEROSPACE, INC.


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

Item 3. Defaults Upon Senior Securities.                      Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.  Not applicable.

Item 5. Other Information.                                    None.

Item 6. Exhibits and Reports on Form 8-K.

        a.    Exhibits.                                       None
        b.    Form 8-K reports                                None

                             B/E AEROSPACE, INC.


                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   B/E AEROSPACE, INC.


Date:  June 30, 1997               By: /s/ Robert J. Khoury
                                   -------------------------
                                           Robert J. Khoury
                                           Vice Chairman and
                                           Chief Executive Officer



Date:  June 30, 1997               By: /s/ Thomas P. McCaffrey
                                   ----------------------------
                                           Thomas P. McCaffrey
                                           Corporate Senior Vice President
                                            of Administration & Chief Financial
                                            Officer