Form 10-Q
period 1997-08-30
BE AEROSPACE INC
filed 1997-10-07
CIK 861361

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549



                                  FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d)
                 of the Securities Exchange Act of 1934 for
                    quarterly period ended August 30, 1997


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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES[X] NO[ ]

     The registrant has one class of common stock, $ .01 par value, of which 22,753,649 shares were outstanding as of September 12, 1997.

                             BE AEROSPACE, INC.

Item 1.  Financial Statements

                         CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands, except share data)

                                                                     August 30, February 22,
                                                                           1997         1997
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                        $  56,876    $  44,149
     Accounts receivable - trade, less allowance for doubtful
          accounts of $3,479 (August 30, 1997)
          and $4,864 (February 22, 1997)                                 73,518       73,489
     Inventories, net                                                    97,986       92,900
     Other current assets                                                 5,722        2,781
                                                                        -------      -------
         Total current assets                                           234,102      213,319

PROPERTY AND EQUIPMENT, net                                              91,938       87,888
INTANGIBLES AND OTHER ASSETS, net                                       184,481      189,882
                                                                      ---------    ---------
                                                                      $ 510,521    $ 491,089
                                                                      =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                 $  44,327    $  42,889
     Accrued expenses                                                    41,834       43,837
     Current portion of long-term debt                                    3,255        4,419
                                                                       --------     --------
          Total current liabilities                                      89,416       91,145

LONG-TERM DEBT                                                          225,446      225,402
DEFERRED INCOME TAXES                                                     1,325        1,667
OTHER LIABILITIES                                                         8,036        7,114

STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par value; 1,000,000 shares
          authorized; no shares outstanding
     Common stock, $.01 par value; 50,000,000 shares
          authorized 22,648,360 (August 30, 1997)
          21,893,392 (February 22, 1997) issued and outstanding 227         219
     Additional paid-in capital 236,961 228,710
     Accumulated deficit                                                (47,266)     (62,286)
     Cumulative foreign exchange translation adjustment                  (3,624)        (882)
                                                                      ---------    ---------
          Total stockholders' equity                                    186,298      165,761
                                                                      ---------    ---------
                                                                      $ 510,521    $ 491,089
                                                                      =========    =========

                             BE AEROSPACE, INC.

                     CONSOLIDATED STATEMENTS OF EARNINGS
                (Dollars in thousands, except per share data)

                                              Three Months Ended
                                            ---------------------
                                            August 30, August 31,
                                                 1997       1996

NET SALES                                    $119,843   $103,026

COST OF SALES                                  75,694     68,587
                                             --------   --------
GROSS PROFIT                                   44,149     34,439

OPERATING EXPENSES:

     Selling, general and administrative       15,032     12,669
     Research, development and engineering     11,542      9,430
     Amortization of intangible assets          2,676      2,806
                                             --------   --------
          Total operating expenses             29,250     24,905
                                             --------   --------

OPERATING EARNINGS                             14,899      9,534

INTEREST EXPENSE, net                           5,401      7,464
                                             --------   --------

EARNINGS BEFORE INCOME TAXES                    9,498      2,070

INCOME TAXES                                    1,421        207
                                             --------    -------

NET EARNINGS                                 $  8,077   $  1,863
                                             ========   ========

NET EARNINGS PER COMMON SHARE                $    .35   $   0.11
                                             ========   ========

COMMON AND COMMON EQUIVALENT SHARES            23,344     17,598
                                             ========   ========

                             BE AEROSPACE, INC.

                     CONSOLIDATED STATEMENTS OF EARNINGS
                (Dollars in thousands, except per share data)

                                             Six Months Ended
                                           ----------------------
                                           August 30,  August 31,
                                                 1997       1996

NET SALES                                    $233,689   $200,328

COST OF SALES                                 148,477    133,342
                                             --------   --------

GROSS PROFIT                                   85,212     66,986

OPERATING EXPENSES:

     Selling, general and administrative       27,935     24,254
     Research, development and engineering     22,550     19,157
     Amortization of intangible assets          5,529      5,514
                                             --------   --------
          Total operating expenses             56,014     48,925

OPERATING EARNINGS                             29,198     18,061

INTEREST EXPENSE, net                          11,531     14,399
                                             --------   --------
EARNINGS BEFORE INCOME TAXES                   17,667      3,662

INCOME TAXES                                    2,647        366
                                             --------   --------
NET EARNINGS                                 $ 15,020   $  3,296
                                             ========   ========

NET EARNINGS PER COMMON SHARE                $    .65   $    .19
                                             ========   ========

COMMON AND COMMON EQUIVALENT SHARES            23,209     17,446
                                             ========   ========

                             BE AEROSPACE, INC.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                   (Dollars in thousands) Six Months Ended


                                                                  August 30,       August 26,
                                                                       1997             1996

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings                                                  $ 15,020          $  3,296
     Adjustments to reconcile net earnings to net cash flows
        provided by (used in) operating activities:
         Depreciation and amortization                              12,465             11,840
         Deferred income taxes                                        (344)               524
         Non cash employee benefit plan contributions                  804                442
         Changes in operating assets and liabilities:
           Accounts receivable                                        (388)            (5,596)
           Inventories                                              (5,332)
           Other current assets                                     (3,011)
           Accounts payable                                          2,918             (3,724)
           Other liabilities                                        (1,606)            (5,599)
                                                                  --------           --------
  Net cash flows provided by (used in) operating activities         20,526             (4,022)
                                                                  --------           --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                            (11,656)            (7,065)
   Change in other assets - net                                     (2,464)            (4,591)
                                                                  --------           --------
   Net cash flows used in investing activities                     (14,120)           (11,656)
                                                                  --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings (repayments) under revolving lines of credit        (957)            10,576
   Proceeds from issuances of stock                                  7,455              3,927
                                                                  --------           --------
   Net cash flows provided by financing activities                   6,498             14,503
                                                                  --------           --------
Effect of exchange rate changes on cash flows                         (177)               (13)
                                                                  --------           --------
Net increase (decrease) in cash and cash equivalents                12,727             (1,188)

Cash and cash equivalents, beginning of period                      44,149             15,376
                                                                  --------           --------
Cash and cash equivalents, end of period                          $ 56,876           $ 14,188
                                                                  ========           ========
Supplemental disclosures of cash flow information:
     Cash paid during period for interest                         $ 11,343           $ 13,336
     Cash paid during period for income taxes                     $    568           $    309

                             BE AEROSPACE, INC.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            SIX MONTHS ENDED AUGUST 30, 1997 AND AUGUST 31, 1996

Note 1.    Basis of Presentation:

     The information set forth in these consolidated financial statements as of August 30, 1997 and for the three months and six months ended August 30, 1997 and August 31, 1996 is unaudited and may be subject to normal year-end adjustments. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial position of B/E Aerospace, Inc. (the "Company" or "B/E") for the periods indicated.
Results of operations for the interim periods ended August 30, 1997 are not necessarily indicative of the results of operations for the full fiscal year. For further information, including information with regard to conditions in the airline industry and their possible impact on the Company, please refer to the Company's annual report on Form 10-K for the fiscal year ended February 22, 1997.

     The accompanying consolidated financial statements consolidate all of the Company's subsidiaries. All significant intercompany transactions have been eliminated. Certain amounts in the prior year's Consolidated Financial Statements have been reclassified to conform to the current fiscal year's presentation.

     Certain information normally included in footnote disclosures to the annual financial statements has been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission.

Note 2.    Earnings Per Share

     In February 1997, the FASB issued SFAS No. 128, Earnings Per Share which is effective for financial statements issued for periods ending after December 15, 1997. SFAS No. 128 requires the disclosure of basic and diluted earnings per share. Earnings per share, as reported and as would be reportable under SFAS No. 128 for the three months and six months ended August 30, 1997 and August 31, 1996 are as follows:

                               As Reported                     As Reported
                             Three Months Ended               Six Months Ended
                           -----------------------       -----------------------
                           August 30,   August 31,       August 30,  August 31,
                                 1997        1996            1997         1996

Primary earnings per share      $.35         $.11           $ .65        $ .19

                                 Proforma                        Proforma
                             Three Months Ended               Six Months Ended

                           August 30,   August 31,        August 30, August 31,
                                1997         1996              1997       1996

Basic earnings per share        $.36         $.11             $ .68      $ .20
Diluted earnings per share      $.34         $.10             $ .64      $ .19

Note 3. New Accounting Pronouncements

     COMPREHENSIVE  INCOME  -  During  1997 the  FASB  issued  SFAS No.  130,
"Reporting   Comprehensive  Income,"  which  established  standards  for  the reporting and displaying of comprehensive income. Comprehensive income is defined as all changes in a Company's net assets except changes resulting from transactions with shareholders. It differs from net income in that
certain  items  currently   recorded  to  equity  would  be  a  part  of
comprehensive income. Comprehensive income must be reported in a financial statement with the cumulative total presented as a component of equity. This statement will be adopted by the Company in its fiscal 1999 quarterly financial statements.

     SEGMENT INFORMATION - In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information," which will be effective for the Company beginning January 1, 1998. SFAS No. 131 redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating segments. The Company believes the segment information required to be disclosed under SFAS No. 131 will be more comprehensive than previously provided, including expanded disclosure of income statement and balance sheet items. The Company has not yet completed its analysis of which operating segments it will report on.

Note 4.  Long-Term Debt

     In May 1997, the Company amended its existing credit facilities with The Chase Manhattan Bank by increasing the aggregate principal amount that may be borrowed thereunder to $125,000 (the "Bank Credit Facility"). The Bank Credit Facility consists of a $25,000 Reducing Revolver and a $100,000 Revolving Facility. The amount of the Reducing Revolver will be reduced automatically by 12.5% on August 26, 2000 and on each of the seven succeeding quarterly anniversaries of such date. The Reducing Revolver is collateralized by all of the issued and outstanding capital stock of a wholly owned subsidiary and has a five-year maturity. The Revolving Facility is collateralized by all of the Company's accounts receivable, all of its inventory and substantially all of its other personal property and has a five-year maturity. The Bank Credit

                             BE AEROSPACE, INC.

Facility contains customary affirmative covenants, negative covenants and conditions of borrowing. At August 30, 1997 indebtedness under the Bank Credit Facility were letters of credit amounting to approximately $4,572. The Company has approximately $120,428 available for subsequent borrowings under its bank credit facility.

Item 2. Management's Discussion and Analysis of Financial Condition and of Operations.

(Dollars in thousands, except per share data)

     The following discussion and analysis addresses the results of the Company's operations for the three months ended August 30, 1997, as compared to the Company's results of operations for the three months ended August 31, 1996. The discussion and analysis then addresses the results of the Company's operations for the six months ended August 30, 1997 as compared to the Company's results of operations for the six months ended August 31, 1996. The discussion and analysis then addresses the liquidity and financial condition of the Company.

THREE MONTHS ENDED AUGUST 30, 1997, AS COMPARED TO THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED AUGUST 31, 1996.

     Net sales for the fiscal 1998 three month period were $119,843, or 16% higher than sales of $103,026 for the comparable period in the prior year and reflecting a 25-percent increase in product sales offset by a $5,072 decline in service revenues.

     Gross profit was $44,149 (36.8% of sales) for the three months ended August 30, 1997 and was $9,710 or 28% greater than the comparable period in the prior year of $34,439 which represented 33.4% of sales. The increase in gross profit is the result of the higher sales volume and the mix of products and services sold.

     Selling, general and administrative expenses were $15,032 (12.6% of sales) for the three months ended August 30, 1997. This was $2,363 or 19% higher than the comparable period in the prior year of $12,669 (12.3% of sales) and is primarily due to a substantially higher level of sales and

THREE MONTHS ENDED AUGUST 30, 1997, AS COMPARED TO THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED AUGUST 31, 1996. (Continued)

quotation activity as well as a higher level of customer service, program management, product support and information technology activities.

     Research, development and engineering expense was $11,542 or 9.6% of sales for the three months ended August 30, 1997. For the comparable period in the prior year, research, development and engineering expense was $9,430 or 9.2% of sales.

                             BE AEROSPACE, INC.

     Amortization expense for the quarter ended August 30, 1997 of $2,676 was $130 less than the amount recorded in the first quarter of fiscal 1997.

     The increase in gross profit, offset by somewhat higher operating expenses resulted in operating earnings of $14,899 (12.4% of sales), an increase of $5,365 or 56% over the comparable period in the prior year of $9,534 (9.3% of sales).

     Interest expense, net was $5,401 for the three months ended August 30, 1997, or $2,063 lower than interest expense of $7,464 for the comparable period in the prior year, and is due to the decrease in the Company's long-term debt.

     Earnings before income taxes of $9,498 for the three months ended August 30, 1997 were $7,428 or 359% greater than the prior year. Income tax expense for the quarter ended August 30, 1997 was $1,421 or 15% as compared to $207, or 10% in the prior year.

     Net earnings were $8,077 or $.35 per share for the three months ended August 30,1997, as compared to net earnings of $1,863 or $.11 per share for the comparable period in the prior year.

BACKLOG

     On September 15, 1997, British Airways ("BA") notified the Company of its decision not to conduct a flight trial of B/E's MDDS interactive video system. BA has made a new proposal to work with B/E using a version of the MDDS system, which is installed on one of BA's Boeing 747 aircraft to give B/E an opportunity to prove the reliability of a multi-channel upgradeable system.

     As a result of BA's decision not to move forward at this time with the interactive program, the Company has debooked approximately $155,000 of backlog related to the BA MDDS program. After debooking the BA program, the Company's backlog stood at approximately $525,000 which represents a year-to-year increase of approximately $155,000 or 42%, versus the Company's backlog at the end of its fiscal 1997 second quarter, as similarly adjusted to exclude the amount then attributable to the BA MDDS backlog. New order bookings of $265,000 were $157,000 greater than new order bookings for the comparable period in the prior year. The robust order activity during the quarter was primarily associated with new seating and in-flight entertainment programs with American Airlines and Asiana Airlines, respectively.

SIX MONTHS ENDED AUGUST 30, 1997 AS COMPARED TO THE RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED AUGUST 31, 1996.

     Net sales for the fiscal 1998 six month period were $233,689, or 17% higher than sales for the comparable period in the prior year of $200,328, and reflecting a 25-percent increase in product sales offset by a $9.9 million decline in service revenues.

     Gross profit was $85,212 (36.5% of sales) for the six months ended August 30, 1997 and was $18,226 or 27% greater than the comparable period in the prior year of $66,986 which represented 33.4% of sales. The increase in

                             BE AEROSPACE, INC.

SIX MONTHS ENDED AUGUST 30, 1997 AS COMPARED TO THE RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED AUGUST 31, 1996. (Continued)

gross profit is the result of the higher sales volume and the mix of products and services sold.

     Selling, general and administrative expenses were $27,935 (12% of sales) for the six months ended August 30, 1997. This was $3,681 or 15% higher than the comparable period in the prior year of $24,254 (12.1% of sales) and is primarily due to a substantially higher level of sales and quotation activity as well as a higher level of customer service, program management, product support and information technology activities.

     Research, development and engineering expense was $22,550 or 9.6% of sales for the six months ended August 30, 1997. For the comparable period in the prior year, research, development and engineering expense was $19,157 or 9.6% of sales.

     Amortization expense for the six months ended August 30, 1997 of $5,529 was $15 less than the amount recorded in the first half of fiscal 1997.

     The increase in gross profit, offset by somewhat higher operating expenses resulted in operating earnings of $29,198 (12.5% of sales), an increase of $11,137 or 62% over the comparable period in the prior year of $18,061 (9% of sales).

     Interest expense, net was $11,531 for the six months ended August 30, 1997, or $2,868 lower than interest expense of $14,399 for the comparable period in the prior year, and is due to the decrease in the Company's long-term debt.

     Earnings before income taxes of $17,667 for the six months ended August 30, 1997 were $14,005 or 382% greater than in the prior year. Income tax expense for the six months ended August 30, 1997 was $2,647 or 15% as compared to $366, or 10% in the prior year.

     Net earnings were $15,020 or $.65 per share for the six months ended August 30, 1997, as compared to net earnings of $3,296 or $.19 per share for the comparable period in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's liquidity requirements consist primarily of working capital needs and scheduled payments of interest on its indebtedness. B/E's primary requirements for working capital have been directly related to increased accounts receivable and inventory levels as a result of growth in revenues. B/E's working capital was $144,686 as of August 30, 1997, compared to $122,174 as of February 22, 1997.

     In May 1997, the Company amended its existing credit facilities with The Chase Manhattan Bank by increasing the aggregate principal amount that may be borrowed thereunder to $125,000 (the "Bank Credit Facility"). The Bank Credit Facility consists of a $25,000 Reducing Revolver and a $100,000 Revolving Facility. The amount of the Reducing Revolver will be reduced automatically

                             BE AEROSPACE, INC.

by 12.5% on August 26, 2000 and on each of the seven succeeding quarterly anniversaries of such date. The Reducing Revolver is collateralized by all of the issued and outstanding capital stock of a wholly owned subsidiary and has a five-year maturity. The Revolving Facility is collateralized by all of the Company's accounts receivable, all of its inventory and substantially all of its other personal property and has a five-year maturity. The Bank Credit Facility contains customary affirmative covenants, negative covenants and conditions of borrowing. At August 30, 1997 indebtedness under the Bank Credit Facility were letters of credit amounting to approximately $4,572. The Company has approximately $120,428 available for subsequent borrowings under its bank credit facility.

     The Company's 9 3/4 Senior Notes and 9 7/8 Senior Subordinated Notes are due March 1, 2003 and February 1, 2006, respectively.

     At August 30, 1997, the Company's cash and cash equivalents were $56,876 as compared to $44,149 at February 22, 1997. Cash provided from operating activities during the six months ended August 30, 1997 was $20,526 and cash used in operating activities in the first half of fiscal 1997 was $(4,022). The primary source of cash during the six months ended August 30, 1997 was net earnings of $15,020, non-cash charges for depreciation and amortization of $12,465 and increases in accounts payable of $2,918 offset by a use of cash of $5,720 related to increases in receivables and inventories and $4,617 related to decreases in other assets and liabilities.

     The Company's capital expenditures were $11,656, and $7,065 during the six months ended August 30, 1997, and August 31, 1996, respectively. The Company anticipates ongoing capital expenditures of approximately $22 million per year for the next several years.

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

     This report includes forward-looking statements which involve risks and uncertainties. The Company's actual experience may differ materially from that discussed above. Factors that might cause such a difference include, but are not limited to, those discussed in "Risk Factors" in the Company's Registration Statement on Form S-3 dated December 12, 1996, the Company's Form 10-K for the year ended February 22, 1997, as well as future events that have the effect of reducing the Company's available cash balances, such as unexpected operating losses or delays in the integration of the Company's seating  business or the  delivery of the MDDS  interactive  video  system or
capital   expenditures  or  cash  expenditures  related  to  possible  future acquisitions.

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


Item 1. Legal Proceedings.                                     Not applicable.

Item 2. Changes in Securities.                                 Not applicable.

Item 3. Defaults Upon Senior Securities.                       Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

1.  Annual meeting took place on August 6, 1997.
2.  Directors elected (Class III) - Richard G. Hamermesh and Amin J. Khoury.
3. Directors whose term of office continued after meeting (Class I and II) - Jim C. Cowart, Paul E. Fulchino, Robert J. Khoury, Brian H. Rowe and Hansjorg Wyss.

1.  Election of two Class III Directors

                                        For             Withheld
                                        ---             --------
        Richard G. Hamermesh            18,177,985      562,630
        Amin J. Khoury                  18,177,585      652,030

2. Proposal to approve amendment to article four of the Company's Certificate of Incorporation to increase the authorized common stock of the Company from 30,000,000 shares to 50,000,000.

        For             Against         Abstain         Broker Non-Votes
        ---             -------         -------         ----------------
        17,694,675      1,023,581       23,359

3. Proposal to amend the Amended and Restated 1989 Stock Option Plan by increasing the aggregate number of shares for grant thereunder.

        For             Against         Abstain         Broker Non-Votes
        ---             -------         -------         ----------------
        15,851,052      2,858,760       30,803

Item 5. Other Information.                                   None.

Item 6. Exhibits and Reports on Form 8-K.

        a.      Exhibits.                                    None.
        b.      Form 8-K Reports                             None.

                             BE AEROSPACE, INC.

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     BE AEROSPACE, INC.


Date:  September 30, 1997            By:  /s/ Robert J. Khoury
                                              Vice Chairman and
                                              Chief Executive Officer



Date:  September 30, 1997            By:  /s/ Thomas P. McCaffrey
                                              Corporate Senior Vice President
                                              Administration and Chief
                                              Financial Officer