Form 10-Q
period 1997-11-29
BE AEROSPACE INC
filed 1997-12-23
CIK 861361

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549



                                  FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d)
       of the Securities Exchange Act of 1934 for the quarterly period ended November 29, 1997



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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES[X] NO[ ]

     The registrant has one class of common stock, $ .01 par value, of which 22,830,117 shares were outstanding as of December 18, 1997.

                             B/E AEROSPACE, INC.


                        Item 1. Financial Statements
                         CONSOLIDATED BALANCE SHEETS

                  (Dollars in thousands, except share data)

                                                                    November 29, February 22,
                                                                           1997         1997
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents ....................................   $  58,221    $  44,149
     Accounts receivable - trade, less allowance for doubtful
          accounts of $2,696 (November 29,1997)
          and $4,864 (February 22, 1997) ..........................      79,970       73,489
     Inventories, net .............................................     113,869       92,900
     Other current assets .........................................       6,935        2,781
                                                                      ---------    ---------
         Total current assets .....................................     258,995      213,319
                                                                      =========    =========

PROPERTY AND EQUIPMENT, net .......................................      98,753       87,888
INTANGIBLES AND OTHER ASSETS, net .................................     188,963      189,882
                                                                      $ 546,711    $ 491,089
                                                                      =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable .............................................   $  55,913    $  42,889
     Accrued expenses .............................................      42,578       43,837
     Current portion of long-term debt ............................       7,222        4,419
          Total current liabilities ...............................     105,713       91,145
                                                                      ---------    ---------

LONG-TERM DEBT ....................................................     225,339      225,402
DEFERRED INCOME TAXES .............................................       1,310        1,667
OTHER LIABILITIES .................................................      14,149        7,114

STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par value; 1,000,000 shares
          authorized; no shares outstanding
     Common stock, $.01 par value; 50,000,000 shares
          authorized;  22,792,892 (November 29, 1997)
          21,893,392 (February 22, 1997) issued and outstanding             228          219
     Additional paid-in capital 238,578 228,710
     Accumulated deficit ..........................................     (37,834)     (62,286)
     Cumulative foreign exchange translation adjustment ...........        (772)        (882)
                                                                      ----------   ----------
          Total stockholders' equity ..............................     200,200      165,761
                                                                      ---------    ---------
                                                                      $ 546,711    $ 491,089
                                                                      =========    =========

                             B/E AEROSPACE, INC.


                CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS

                (Dollars in thousands, except per share data)

                                                  Three Months Ended
                                          --------------------------------
                                          November 29,        November 30,
                                                 1997                1996
                                                 ----                ----
NET SALES ................................   $128,998            $107,823

COST OF SALES ............................     82,348              71,313
                                             --------            --------

GROSS PROFIT .............................     46,650              36,510

OPERATING EXPENSES:

     Selling, general and administrative .     15,082              13,365
     Research, development and engineering     12,438               8,602
     Amortization of intangible assets ...      2,666               2,507
                                              -------            --------

          Total operating expenses .......     30,186              24,474

OPERATING EARNINGS .......................     16,464              12,036

INTEREST EXPENSE, net ....................      5,368               7,446
                                             --------            --------

EARNINGS BEFORE INCOME TAXES .............     11,096               4,590

INCOME TAXES .............................      1,664                 459
                                             --------            --------

NET EARNINGS .............................   $  9,432            $  4,131

NET EARNINGS PER COMMON SHARE ............   $   0.40            $   0.23
                                             ========            ========

COMMON AND COMMON EQUIVALENT SHARES ......     23,807              18,295
                                             ========            ========

                             BE AEROSPACE, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                (Dollars in thousands, except per share data)

                                                Nine Months Ended
                                          ---------------------------
                                          November 29,   November 30,
                                                 1997           1996
                                                 ----           ----

NET SALES ................................   $362,687       $308,151

COST OF SALES ............................    230,825        204,655
                                             --------       --------

GROSS PROFIT .............................    131,862        103,496

OPERATING EXPENSES:

     Selling, general and administrative .     43,017         37,619
     Research, development and engineering     34,988         27,759
     Amortization ........................      8,195          8,021
                                             --------       --------

          Total operating expenses .......     86,200         73,399
                                             --------       --------

OPERATING EARNINGS .......................     45,662         30,097

INTEREST EXPENSE, net ....................     16,899         21,845

EARNINGS BEFORE INCOME TAXES .............     28,763          8,252

INCOME TAXES .............................      4,311            825

NET EARNINGS .............................   $ 24,452       $  7,427
                                             ========       ========

EARNINGS PER COMMON SHARE:

NET EARNINGS .............................   $   1.04       $   0.42
                                             ========       ========

COMMON AND COMMON EQUIVALENT SHARES ......     23,414         17,786
                                             ========       ========

                             B/E AEROSPACE, INC.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Dollars in thousands)

                                                                     Nine Months Ended
                                                              --------------------------------
                                                              November 29,        November 30,
                                                                     1997                1996
                                                                     ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings ............................................   $ 24,452            $  7,427
     Adjustments to reconcile net earnings to net cash flows
          provided by (used in) operating activities:
              Depreciation and amortization ..................     18,482              16,325
              Deferred income taxes ..........................       (413)                637
              Non cash employee benefit plan contributions ...      1,251                 783
              Changes in operating assets and liabilities:
                   Accounts receivable .......................     (5,886)
                   Inventories ...............................    (19,785)            (15,106)
                   Other current assets ......................     (4,168)              3,266
                   Accounts payable ..........................     13,638               1,370
                   Other liabilities .........................        221              (9,683)
                                                                  -------             -------
     Net cash flows provided by (used in) operating activities     27,792             (10,174)

CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures ...................................    (21,099)             (8,675)
      Change in other assets - net ...........................     (3,836)             (2,177)
                                                                  -------             -------
      Net cash flows used in investing activities ............    (24,935)            (10,852)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings under revolving lines of credit ..........      2,518               7,903
     Proceeds from issuances of stock ........................      8,647              11,229
                                                                  -------             -------
     Net cash flows provided by financing activities .........     11,165              19,132

Effect of exchange rate changes on cash flows ................         50                 188

Net increase (decrease) in cash and cash equivalents .........     14,072              (1,706)

Cash and cash equivalents, beginning of period ...............     44,149              15,376

Cash and cash equivalents, end of period .....................   $ 58,221            $ 13,670
                                                                 ========            ========

Supplemental disclosures of cash flow information:
     Cash paid during period for interest ....................   $ 17,716            $ 20,935
     Cash paid during period for income taxes ................   $  1,871            $  1,183

                             B/E AEROSPACE, INC.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         THREE MONTHS ENDED NOVEMBER 29, 1997 AND NOVEMBER 30, 1996

Note 1.    BASIS OF PRESENTATION:

     The information set forth in these consolidated financial statements as of November 29, 1997 and for the three and nine months ended November 29, 1997 and November 30, 1996 is unaudited and may be subject to normal year-end adjustments. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial position of B/E Aerospace, Inc. (the "Company" or "B/E") for the periods indicated. Results of operations for the interim periods ended November 29, 1997 are not necessarily indicative of the results of operations for the full fiscal year. For further information, including information with regard to conditions in the airline industry and their possible impact on the Company, please refer to the Company's annual report on Form 10-K for the fiscal year ended February 22, 1997.

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

Note 2.    EARNINGS PER SHARE

     In February 1997, the FASB issued SFAS No. 128, Earnings Per Share which is effective for financial statements issued for periods ending after December 15, 1997. SFAS No. 128 requires the disclosure of basic and diluted earnings per share. Earnings per share, as reported and as would be reportable under SFAS No. 128 for the three and nine months ended November 29, 1997 and November 30, 1996 are as follows:

                                           As Reported                                As Reported
                                        Three Months Ended                        Nine Months Ended
                                   -----------------------------           -----------------------------
                                   November 29,     November 30,          November 29,     November 30,
                                          1997             1996                  1997             1996
                                          ----             ----                 ----              ----
Primary earnings per share               $ .40            $ .23                $ 1.04           $ 1.04

                             B/E AEROSPACE, INC.

                                           Pro Forma                                Pro Forma
                                        Three Months Ended                        Nine Months Ended
                                   -----------------------------           -----------------------------
                                   November 29,     November 30,          November 29,     November 30,
                                          1997             1996                  1997             1996
                                          ----             ----                  ----             ----
Basic earnings per share                $  .41           $  .24                $  1.10          $  .44

Diluted earnings per share              $  .40           $  .22                $  1.04          $  .41

Note 3. New Accounting Pronouncements

     COMPREHENSIVE INCOME -- During 1997 the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which established standards for the reporting and displaying of comprehensive income. Comprehensive income is defined as all changes in a Company's net assets except changes resulting from transactions with shareholders. It differs from net income in that certain items currently recorded to equity would be a part of comprehensive income.

     Comprehensive income must be reported in a financial statement with the cumulative total presented as a component of equity. This statement will be adopted by the Company in its fiscal 1999 quarterly financial statements.

     SEGMENT INFORMATION - In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information," which will be effective for the Company beginning March 1, 1998. SFAS No. 131 redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating segments. The Company believes the segment information required to be disclosed under SFAS No. 131 will be more comprehensive than previously provided, including expanded disclosure of income statement and balance sheet items. The Company has not yet completed its analysis of which operating segments it will report on.

Note 4.  Long-Term  Debt

     In May 1997, the Company amended its existing credit facilities with The Chase Manhattan Bank by increasing the aggregate principal amount that may be borrowed thereunder to $125,000 (the ''Bank Credit Facility''). The Bank Credit Facility consists of a $25,000 Reducing Revolver and a $100,000
Revolving Facility. The amount of the Reducing Revolver will be reduced automatically by 12.5% on August 26, 2000 and on each of the seven succeeding quarterly anniversaries of such date. The Reducing Revolver is collateralized by all of the issued and outstanding capital stock of a wholly owned subsidiary and has a five-year maturity. The Revolving Facility is collateralized by all of the Company's accounts receivable, all of its inventory and substantially all of its other personal property and has a five-year maturity. The Bank Credit Facility contains customary affirmative

                             B/E AEROSPACE, INC.

covenants, negative covenants and conditions of borrowing. At November 29, 1997 indebtedness under the Bank Credit Facility were letters of credit amounting to approximately $4,572. The Company has approximately $120,428 available for subsequent borrowings under its Bank Credit Facility.

                             B/E AEROSPACE, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

(Dollars in thousands, except per share data)

     The following discussion and analysis addresses the results of the Company's operations for the three months ended November 29, 1997, as compared to the Company's results of operations for the three months ended November 30, 1996. he discussion then addresses the results of the Company's operations for the nine months ended November 29, 1997, as compared to the Company's results of operations for the nine months ended November 30, 1996. The discussion and analysis then addresses the liquidity and financial condition of the Company.

THREE MONTHS ENDED NOVEMBER 29, 1997, AS COMPARED TO THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED NOVEMBER 30, 1996.

     Net sales for the fiscal 1998 three-month period were $128,998, or 20 percent higher than sales of $107,823, for the comparable period in the prior year and is attributable to substantially higher unit volume shipments of all the Company's products.

     Gross profit was $46,650 (36.2% of sales) for the three months ended November 29, 1997 and was $10,140 or 28% greater than the comparable period in the prior year of $36,510 which represented 33.9% of sales. The increase in gross profit, while primarily the result of the higher sales volume, was also positively impacted by the improved gross margin.

     Selling, general and administrative expenses were $15,082 (11.7% of sales) for the three months ended November 29, 1997. This was $1,717 or 13% higher than the comparable period in the prior year of $13,365 (12.4% of sales) and is primarily due to a higher level of sales and quotation activity as well as a higher level of customer service, product support and information technology activities.

     Research, development and engineering expense was $12,438 or 9.6% of sales for the three months ended November 29, 1997, an increase of $3,836 over the comparable period in the prior year. The increase in research, development and engineering expense in the current period is primarily attributable to activities associated with the Company's in-flight entertainment product group.

     Amortization expense for the quarter ended November 29, 1997 of $2,666 was $159 greater than the amount recorded in the third quarter of fiscal 1997.

     The increase in gross profit, offset by somewhat higher operating expenses resulted in operating earnings of $16,464 (12.8% of sales), an increase of $4,428 or 37% over the comparable period in the prior year of $12,036 (11.2% of sales).

     Interest expense, net was $5,368 for the three months ended November 29, 1997, or $2,078 lower than interest expense of $7,446 recorded for the comparable period in the prior year, and is due to the decrease in the Company's long-term debt as compared to the prior year.

                             B/E AEROSPACE, INC.

     Earnings before income taxes of $11,096 for the three months ended November 29, 1997 was $6,506 or 142% greater than the earnings before taxes for the comparable period in the prior year. Income tax expense for the quarter ended November 29, 1997 was $1,664 or 15% of earnings before income taxes, as compared to $459, or 10% of earnings before income taxes in the prior year.

     Net earnings were $9,432 or $.40 per share for the three months ended November 30, 1997, as compared to net earnings of $4,131 or $.23 per share for the comparable period in the prior year.


NINE MONTHS ENDED NOVEMBER 29, 1997, AS COMPARED TO THE NINE MONTHS ENDED NOVEMBER 30, 1996.

     Sales for the nine months ended November 29, 1997 were $362,687, or 18%, higher than sales of $308,151 for the comparable period in the prior year and reflected a 26 percent increase in product sales, offset by a $14,790 decline in service revenues. The increase in sales is attributable to substantially higher unit volume shipments of all the Company's products.

     Gross profit was $131,862 (36.4% of sales) for the nine months ended November 29, 1997 and was $28,366 or 27.4% greater than the comparable period in the prior year of $103,496, which represented 33.6% of sales. The increase in gross profit, which primarily is the result of the higher sales volume, was also positively impacted by the improved gross margin.

     Selling, general and administrative and other expenses were $43,017 or 11.9% of sales for the nine months ended November 29, 1997. This was $5,398 higher than selling, general and administrative expenses for the comparable period in the prior year of $37,619, or 12.2% of sales, and is primarily due to the higher level of sales and quotation activity as well as a higher level of customer service, product support and information technology activities.

     Research, development and engineering expenses were $34,988, or 9.6% of sales, for the nine months ended November 29, 1997. For the comparable period in the prior year, research and development expense was $27,759 or 9.0% of sales.

     Amortization expense of $8,195 for the nine months ended November 29, 1997 was $174 more than the amount recorded in the comparable period for fiscal 1996.

     Net interest expense was $16,899 for the nine months ended November 29, 1997, or $4,946 less than the net interest expense of $21,845 recorded for the comparable period in the prior year, and is due to the decrease in the Company's long-term debt.

     The increase in gross profit offset by somewhat higher operating expenses and lower interest expense in the current year resulted in earnings before income taxes of $28,763, an increase of $20,511 over the comparable period in the prior year.

                             B/E AEROSPACE, INC.

     Income taxes for the nine months ended November 29, 1997 were $4,311, or 15% of earnings before income taxes as compared to $825 or 10% of earnings before income taxes in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

     Bookings and Backlog Information -- On September 15, 1997, British Airways ("BA") notified the Company of its decision not to conduct a flight trial of B/E's MDDS interactive video system. At that time, BA made a proposal to work with B/E using a version of the MDDS system, which is installed on one of BA's Boeing 747 aircraft to give B/E an opportunity to prove the reliability of a multi-channel upgradeable system. The testing of this MDDS system, which was reconfigured to be non-interactive on the aircraft, has proceeded on schedule, but the system's reliability to date has not performed up to the 99.5% reliability level of the Company's basic BE2000 system. As a result, the Company believes that BA will ultimately select a competitor's system for their in-flight entertainment equipment needs.

     As a result of BA's decision not to move forward with the interactive program, as of August 1997, the Company debooked approximately $155,000 of backlog related to the MDDS program. At November 1997, the Company's backlog stood at approximately $560,000, which represents a year-to-year increase of approximately $140,000 or 33% versus the Company's backlog at the end of its fiscal 1997 third quarter, as similarly adjusted to exclude the amount then attributable to the BA MDDS backlog.

     The Company's liquidity requirements consist primarily of working capital needs and scheduled payments of interest on its indebtedness. B/E's primary requirements for working capital have been directly related to increased accounts receivable and inventory levels as a result of revenue growth. B/E's working capital was $153,282 as of November 29, 1997, compared to $122,174 as of February 22, 1997.

     In May 1997, the Company amended its existing credit facilities with The Chase Manhattan Bank by increasing the aggregate principal amount that may be borrowed thereunder to $125,000 (the ''Bank Credit Facility''). The Bank Credit Facility consists of a $25,000 Reducing Revolver and a $100,000
Revolving Facility. The amount of the Reducing Revolver will be reduced automatically by 12.5% on August 26, 2000 and on each of the seven succeeding quarterly anniversaries of such date. The Reducing Revolver is collateralized by all of the issued and outstanding capital stock of a wholly owned subsidiary and has a five-year maturity. The Revolving Facility is collateralized by all of the Company's accounts receivable, all of its inventory and substantially all of its other personal property and has a five-year maturity. The Bank Credit Facility contains customary affirmative covenants, negative covenants and conditions of borrowing. At November 29, 1997 indebtedness under the Bank Credit Facility were letters of credit amounting to approximately $4,572. The Company has approximately $120,428 available for subsequent borrowings under its bank credit facility.

     Long-term debt consists of the Senior Notes and Senior Subordinated Notes which are due March 1, 2003 and February 1, 2006, respectively.

                             B/E AEROSPACE, INC.

     At November 29, 1997, the Company's cash and cash equivalents were $58,221 as compared to $44,149 at February 22, 1997. Cash provided from operating activities during the nine months ended November 29, 1997 was $27,792 and cash used in operating activities in the nine months ended November 30, 1996 was $10,147. The primary source of cash during the nine months ended November 29, 1997 was net earnings of $24,452, non-cash charges for depreciation and amortization of $18,482 and increases in accounts payable of $13,638 offset by a use of cash of $25,671 related to increases in inventories and receivables and $4,360 related to net decreases in other assets and liabilities.

     The Company's capital expenditures were $21,099, and $8,675 during the nine months ended November 29, 1997, and November 30, 1996, respectively. The Company anticipates ongoing capital expenditures of approximately $25 million per year for the next several years.

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

     This report includes forward-looking statements which involve risks and uncertainties. The Company's actual experience may differ materially from that discussed above. Factors that might cause such a difference include, but are not limited to, those discussed in "Risk Factors" in the Company's Registration Statement on Form S-3 dated December 12, 1996, the Company's Form 10-K for the year ended February 22, 1997, as well as future events that have the effect of reducing the Company's available cash balances, such as unexpected operating losses or delays in the integration of acquired businesses or the delivery of the MDDS interactive video system or capital expenditures or cash expenditures related to possible future acquisitions.

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

                                              B/E AEROSPACE, INC.


Date:  December 23, 1997                 By:  /s/ Robert J. Khoury
                                              Vice Chairman and
                                              Chief Executive Officer



Date:  December 23, 1997                 By:  /s/ Thomas P. McCaffrey
                                              Corporate Senior Vice President,
                                              Administration and Chief
                                              Financial Officer