Form 10-K
period 1998-02-28
BE AEROSPACE INC
filed 1998-05-29
CIK 861361

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


           [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended February 28, 1998

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 0-18348

                               BE AEROSPACE, INC.
             (Exact name of registrant as specified in its charter)

DELAWARE                                                                                      06-1209796
(State or other jurisdiction of incorporation or organization)                    (I.R.S. Employer Identification No.)

1400 CORPORATE CENTER WAY, WELLINGTON, FLORIDA                                                 33414
(Address of principal executive offices)                                                     (Zip Code)

(561) 791-5000
(Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 Par Value

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes[X] No[ ].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

The aggregate market value of the registrant's voting stock held by non-affiliates was approximately $696,357,028 on May 20, 1998 based on the closing sales price of the registrant's Common Stock as reported on the Nasdaq National Market as of such date.

The number of shares of the registrant's Common Stock, $.01 par value, outstanding as of May 20, 1998 was 23,192,600 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Those sections of the Registrant's Proxy Statement to be filed with the Commission in connection with its 1998 Annual Meeting of Stockholders to be held on August 5, 1998, described in Part III hereof, are incorporated by reference in this report.

                                      INDEX

                                     PART I

ITEM 1.         Business..........................................................................................3

ITEM 2.         Properties.......................................................................................15

ITEM 3.         Legal Proceedings................................................................................17

ITEM 4.         Submission of Matters to a Vote of Security Holders..............................................17

                Executive Officers of the Registrant.............................................................18

                                     PART II

ITEM 5.         Market for the Registrant's Common Equity and Related Stockholder
                Matters..........................................................................................21

ITEM 6.         Selected Financial Data..........................................................................22

ITEM 7.         Management's Discussion and Analysis of Financial Condition and
                Results of Operations............................................................................24

ITEM 8.         Financial Statements and Supplementary Data......................................................29

ITEM 9.         Changes in and Disagreements with Accountants on Accounting and
                Financial Disclosure.............................................................................29

                                    PART III

ITEM 10.        Directors and Executive Officers of the Registrant...............................................30

ITEM 11.        Executive Compensation...........................................................................30

ITEM 12.        Security Ownership of Certain Beneficial Owners and Management...................................30

ITEM 13.        Certain Relationships and Related Transactions...................................................30

                                     PART IV

ITEM 14.        Exhibits, Financial Statement Schedules, and Reports on Form 8-K.................................30

                Index to Consolidated Financial Statements and Schedule.........................................F-1

                                     PART I

This Item 1 "Business" includes forward-looking statements which involve risks and uncertainties. The Company's actual experience may differ materially from that discussed in such statements. Factors that might cause such a difference include, but are not limited to, those discussed in "Risk Factors" contained in
Exhibit 99.1 hereto, as well as future events that have the effect of reducing the Company's operating income and available cash balances, such as unexpected operating losses or delays in the integration of the Company's acquired businesses, the delivery of the Company's MDDS interactive video system, customer delivery requirements, new or expected refurbishments, or cash expenditures related to possible future acquisitions.

ITEM 1.  BUSINESS

INTRODUCTION

        B/E Aerospace, Inc. ("B/E" or the "Company") is the world's largest manufacturer of interior products for commercial and general aviation aircraft cabins, serving virtually all major airlines and commercial and general aviation original equipment manufacturers with a broad line of products, including a full range of aircraft seating products, a full line of food and beverage preparation and storage equipment, cabin interior structures, oxygen delivery systems, and in-flight entertainment systems. In addition, B/E provides upgrade, maintenance and repair services for the products that it manufactures as well as for those supplied by other manufacturers.

        On April 13, 1998, the Company acquired Puritan Bennett Aero Systems Co. ("PBASCO"). PBASCO is the leading manufacturer of commercial aircraft oxygen delivery systems and a leading manufacturer of passenger service unit components and systems, and is a major supplier of air valves, overhead lights and switches, crew masks and protective breathing devices for both commercial and general aviation aircraft.

        On April 21, 1998, the Company acquired substantially all of the assets and assumed certain liabilities of Aircraft Modular Products ("AMP"). AMP is the leading manufacturer of cabin interior products for general aviation (business jet) and commercial type VIP aircraft, providing a broad line of products, including seating, side walls, bulkheads, credenzas, closets, galley structures, lavatories, tables, and sofas, along with related spare parts.

        Management believes that the Company has leading global market positions in each of its major product categories. B/E is the largest manufacturer of aircraft seating products in the world, offering an extensive line of commercial aircraft first class, business class, tourist class and commuter seats and a complete line of general aviation seating products. The Company is also the world's largest manufacturer of equipment for the preparation and preservation of food and beverages on aircraft, including a wide selection of coffee and beverage makers, water boilers, liquid containers, ovens, and refrigeration equipment. In addition, the Company manufacturers a broad range of interior structures, including galleys, lavatories, sidewalls, credenzas, and closets. The Company is also a worldwide leader in the manufacturer of oxygen delivery systems, passenger service units, air valves, lighting and switches, and is a leading manufacturer of passenger entertainment and service systems, including passenger control systems and individual-passenger in-flight entertainment systems.

        B/E's substantial installed base provides significant ongoing revenues from replacements, upgrades, repairs and spare parts. Approximately 61% of B/E's revenues for the year ended February 28, 1998 were derived from refurbishment, retrofit and upgrade orders.

        In the late 1980s and early 1990s, the airline industry suffered a significant downturn, which resulted in a deferral of cabin interior maintenance expenditures. Since early 1994, the airlines have experienced a turnaround in operating results, leading the domestic airline industry to record operating earnings during calendar years 1995 through 1997. Deterioration of cabin interior product functionality and aesthetics occurred within the commercial airline fleets during the industry downturn because of maintenance deferrals. Since the turnaround began, the airlines have experienced greater utilization resulting from higher load factors, which has encouraged airlines to increase spending on refurbishments and upgrades. The Company believes that it is well positioned to benefit over the next several years from the airlines' dramatically improved financial condition and liquidity and the need to refurbish, retrofit and upgrade cabin interiors. A significant portion of the Company's recent growth in backlog, revenues and operating earnings has been from refurbishment, retrofit and upgrade programs, and the Company is currently experiencing a high level of new order quote activity related to such programs.

        Airlines have recently been purchasing a significant number of new aircraft in part due to current high load factors and the projected growth in worldwide air travel. According to the "Current Market Outlook" published by the Boeing Commercial Airplane Group in 1997 (the "Boeing Report"), worldwide air travel is projected to increase by 75% by calendar 2006, and the worldwide fleet of commercial passenger aircraft is projected to expand from approximately 10,300 at the end of 1996 to approximately 15,300 by the end of 2006 and to more than 21,200 by 2016. In 1997, Boeing shipped 375 aircraft versus 218 in 1996. In addition, Boeing has stated plans to ship 550 aircraft in each of calendar years 1998 and 1999. Furthermore, according to the July 1997 "Airline Monitor", the percentage of new Boeing aircraft deliveries projected to be widebody aircraft for 1997 through 2001 is 39% as compared to 33% for the five year period ended December 31, 1996. This shift toward widebody aircraft is significant to the Company since these aircraft require as much as seven times the dollar value of the type of products manufactured by the Company as those used in narrowbody aircraft.

INDUSTRY OVERVIEW

   The commercial and general aviation aircraft cabin interior products industry encompasses a broad range of products and services, including not only aircraft seating products, passenger entertainment and service systems, food and beverage preparation and storage systems, and oxygen delivery systems, but also lavatories, side walls, overhead bins, closets, lighting systems and evacuation equipment. Management estimates that the industry had sales in excess of $1.5 billion during fiscal 1998.

   Historically, revenues in the commercial aircraft cabin interior products industry have been derived from five sources: (i) refurbishment and retrofit programs in which airlines purchase new components to substantially overhaul the interiors of aircraft already in service; (ii) refurbishment programs in which the interior components of the aircraft are substantially overhauled to improve the appearance and functionality; (iii) new installation programs to outfit newly delivered aircraft; (iv) spare parts; and (v) equipment to upgrade the functionality or appearance of the aircraft interior. The retrofit and refurbishment cycles for commercial aircraft cabin interior products differ by product category.

   Historically, revenues in the general aviation cabin interior products industry have been derived from four sources: (i) retrofit and refurbishment programs in which the interior components of the aircraft are substantially overhauled to improve the appearance and functionality; (ii) new installation programs to outfit newly delivered aircraft; (iii) spare parts; and (iv) equipment to upgrade the functionality or appearance of the aircraft interior.

The various product categories currently manufactured by the Company include:

- Aircraft Seats. This is the largest single product category in the industry and includes first class, business class, tourist class and commuter seats. Management estimates that the aggregate size of the worldwide aircraft seat market (including spare parts) during fiscal 1998 was in excess of $530 million. Approximately ten companies worldwide, including the Company, supply aircraft seats, although the Company (which has an approximately 50% market share) and two competitors share approximately 90% of the market.

- Passenger Entertainment and Service Systems ("PESS"). This product category includes individual seat video systems, overhead video projection systems, audio distribution systems, passenger control units ("PCUs") and related wiring and harness assemblies and sophisticated interactive telecommunications and entertainment systems. Management estimates that the aggregate size of the worldwide PESS market was approximately $325 million during fiscal 1998. Industry sources expect the PESS market to increase substantially in the near term as individual-passenger entertainment systems become standard in-flight entertainment equipment in first, business and tourist classes on widebody aircraft, and with the further development of LiveTV(TM) on many narrowbody aircraft. PESS products are currently supplied by approximately five companies worldwide. The Company has a market share of approximately 30% in individual-passenger in-flight entertainment systems, determined on the basis of installed units as of February 28, 1998.

- Interior Systems Products. This product category includes interior systems for both narrowbody and widebody commercial aircraft and general aviation / VIP aircraft, including a wide selection of coffee and beverage makers, water boilers, ovens, liquid containers, air chillers, wine coolers and other refrigeration equipment, oxygen delivery systems, air valves, lighting and switches, and other interior systems components. The Company is the only manufacturer with a complete line of interior systems products and the only supplier with the capability to fully integrate overhead passenger service units with either chemical or gaseous oxygen equipment.

- General Aviation and VIP Products. The Company entered this line of business with its acquisition of AMP in April 1998. By combining AMP's substantial presence in the general aviation and VIP aircraft cabin interior products industry with that of PBASCO, B/E has become the industry's leading manufacturer with a broad product line, including a complete line of seating products, sidewalls, bulkheads, credenzas, closets, galley structures, lavatories, tables, sofas, oxygen delivery systems, air valves and lighting. B/E has the capability to provide complete interior packages, including all design services, all interior components and program management services for executive aircraft interiors. B/E is the preferred supplier of seating products of essentially every general aviation airframe manufacturer.

   Through February 28, 1998, the Company operated primarily in the commercial aircraft cabin interior products segment of the commercial airlines supplier industry. Revenues for similar classes of products or services within this business segment for the fiscal years ended February 1998, 1997 and 1996 are presented below:

                                                           Fiscal Year
                                                      (dollars in millions)
                                                   1998        1997        1996
                                                   ----        ----        ----
Seating products ..........................        $252        $217        $ 97
Interior systems products .................         126         101          79
Passenger entertainment and service systems          81          52          33
Services ..................................          29          42          23
                                                   ----        ----        ----
Total revenues ............................        $488        $412        $232
                                                   ====        ====        ====


RECENT INDUSTRY CONDITIONS

   The Company's principal customers are the world's commercial airlines. The airlines, particularly the U.S. carriers, incurred record losses during the three-year period ended December 31, 1993. The losses incurred during the downturn seriously impaired airline balance sheets and negatively influenced airline purchasing decisions with respect to both new aircraft and refurbishment programs. The domestic airlines in large part returned to profitable operations during calendar year 1994 have achieved record operating earnings during calendar years 1995 through 1997 and have substantially restored their balance sheets since then through cash generated from operations and debt and equity placements. This improvement in the airlines' profitability and liquidity has, in turn, led to an increase in refurbishment and retrofit programs, which coupled with spares revenues, generated approximately 61% of the Company's revenues in fiscal 1998. Further, throughout calendar year 1997, the aircraft manufacturers continued to experience a significant increase in new aircraft orders. Among those factors expected to affect the cabin interior products industry are the following:

- Large Existing Installed Base. According to the Boeing Report, the world commercial passenger aircraft fleet, as of the end of 1996, consisted of approximately 10,300 aircraft, including 3,000 aircraft with fewer than 120 seats, 4,511 aircraft with between 120 and 240 seats and 2,760 aircraft with more than 240 seats. Based on such fleet numbers, management estimates that the total worldwide installed base of commercial aircraft cabin interior products, valued at replacement prices, was approximately $9.5 billion at the end of 1997. This existing installed base will generate continued retrofit, refurbishment and spare parts revenue, particularly in light of the deterioration of existing interior cabin functionality and aesthetics resulting from the airlines' deferral of refurbishment programs in recent years.

- Expanding Worldwide Fleet. Worldwide air traffic has grown in every year since 1946 (except in 1990) and, according to the Boeing Report, is projected to grow at a compounded average rate of approximately five percent per year through 2016, increasing annual revenue passenger miles from approximately 1.7 trillion in 1996 to approximately 4.4 trillion by 2016. According to the Boeing Report, the worldwide fleet of commercial passenger aircraft is projected to expand from approximately 10,300 at the end of 1996 to approximately 15,300 by 2006 and 21,200 by 2016. In 1997,
     Boeing shipped 375 aircraft versus 218 in 1996. In addition,

     Boeing has stated plans to ship 550 aircraft in each of calendar years 1998 and 1999. According to Airbus Industrie "Global Market Forecast" published in March 1997 (the "Airbus Industrie Report"), the worldwide installed seat base, which management considers to be a good indicator for potential growth in the aircraft cabin interior products industry, is expected to increase from approximately 1.7 million passenger seats at the end of 1996 to approximately 4.0 million passenger seats at the end of 2016. The expanding worldwide fleet will generate additional revenues from new installation programs, and the increase in the size of the installed base will generate additional and recurring retrofit, refurbishment and spare parts revenue. According to industry sources, the worldwide fleet of general aviation and VIP commercial type jets at the end of calendar 1997 consisted of more than 10,000 aircraft, of which approximately two-thirds were located domestically. The average age of the domestic fleet is approximately 15 years, which should provide the Company a continuing large market for its products and services as business jet owners move toward the lighter weight, more modern, FAA-compliant products offered by the Company. The general aviation and VIP airframe manufacturers are experiencing a surge in new aircraft deliveries similar to that occurring in the commercial aircraft industry. According to industry sources, executive aircraft deliveries amounted to 222 units in calendar 1994 and were approximately 348 in calendar 1997, an increase of 57%. Industry sources indicate that executive aircraft deliveries are expected to be approximately 450 in calendar 1998 and should reach 550 per year by the year 2000. The Company believes it is well positioned to meet the cabin interior product requirements for general aviation and VIP aircraft arising from both the retrofit and upgrade of cabin interiors of the existing 10,000 general aviation / VIP aircraft fleet and the anticipated increase in new aircraft deliveries over the next several years.

- Widebody Aircraft Orders. Orders for widebody, long-haul aircraft constitute an increasing share of total new airframe orders. According to the July 1997 "Airline Monitor", the percentage of Boeing aircraft deliveries projected to be widebody aircraft for 1997 through 2001 is 39%, as compared to 33% for the three-year period ended December 31, 1995. Widebody aircraft currently carry up to three times the number of seats as narrowbody aircraft, and because of multiple classes of service, including large first class and business class configurations, the Company's average revenue per seat on widebody aircraft is significantly higher. Aircraft crews on widebody aircraft may make and serve between 300 and 900 meals and may brew and serve more than 2,000 cups of coffee on a single flight. As a result, widebody aircraft may require as much as seven times the dollar value of cabin interior products as narrowbody aircraft, as well as products which are technically more sophisticated and typically more expensive. Further, individual-passenger in-flight entertainment systems are installed principally on widebody aircraft. Airlines are increasingly demanding such systems for long-haul flights to attract and retain customers, especially as the quality of in-flight entertainment has become a differentiating factor in passengers' airline selection decisions. Such systems also provide the airlines with the opportunity to increase revenues per passenger mile, without raising ticket prices, by charging individually for services used. For these reasons, management believes that in the future, interactive in-flight entertainment systems will be installed on essentially all widebody aircraft and, with the further development of live broadcast in-flight television, many narrowbody planes.

- New Product Development. The commercial and general aviation aircraft cabin interior products industries are engaged in intensive development and marketing efforts for a number of new products, including full electric "sleeper" seats, convertible seats, interactive individual-passenger entertainment systems, live broadcast television, advanced telecommunications equipment, crew masks, protective breathing equipment, oxygen generating systems, and new galley equipment. Interactive video technology provides passengers with a wide range of computer capabilities, which are designed to accept information generated by the passenger and communicate such information to the cabin crew for assisting passengers and crew with food service selection, the purchase of duty-free goods, information in connection with arrival time, connecting flights, gate and other passenger information, as well as facilitate effective on-board inventory control and provide individual entertainment. LiveTV(TM), a new product line being developed by a joint venture between the Company and Harris Corporation, will provide live broadcast television via satellite to passenger aircraft, allowing passengers the capability to view up to 48 different channels of television service. New cabin interior products will generate new installation and retrofit revenues as well as service revenues from equipment maintenance, inspection and repair.

- Growing Upgrade, Maintenance, Inspection and Repair Service Markets. Historically, the airlines have relied on their airframe and engine mechanics to repair or replace cabin interior products that have become damaged or otherwise non-functional. As cabin interior product configurations have become increasingly sophisticated and the airline industry increasingly competitive, the airlines have begun to outsource such services to increase productivity and reduce costs and overhead. Outsourced services include product upgrades (such as the installation of a telecommunications module or individual-passenger entertainment unit in an aircraft seat not originally designed to accommodate such equipment), cabin interior product maintenance and inspection, as well as other repair services.

COMPETITIVE STRENGTHS AND BUSINESS STRATEGY

   The Company believes that it has a strong competitive position attributable to a number of factors including the following:

- Leading Market Share and Significant Installed Base. Management believes that the Company has achieved a leading global market position in each of its major product categories with market shares, based upon industry sources, of approximately 50% in commercial aircraft seats, 90% in coffee makers, 60% in executive aircraft seats, 90% in refrigeration equipment, 90% in air valves, 50% in oxygen delivery systems, 50% in ovens, and 30% in individual-passenger in-flight entertainment systems. The Company believes these market shares provide it with significant competitive advantages in serving its customers, including economies of scale and the ability to commit greater product development, global product support and marketing resources. Furthermore, because of economies of scale, in part attributable to its large market shares and its approximate $3.7 billion installed base of commercial aircraft cabin interior equipment (valued at replacement prices as of February 28, 1998), the Company believes it is among the lowest-cost producers in the cabin interior products industry. The Company also believes that its large installed base provides B/E with a significant advantage over competitors in obtaining orders for retrofit and refurbishment programs. Finally, B/E is well positioned to obtain ongoing upgrade, maintenance, inspection and repair service contracts due to the breadth of its product line and the size of its installed base.

- Broadest Product Line in the Industry. Management believes the Company offers the broadest and most technologically advanced line of products for the cabin interiors of commercial aircraft. With an established reputation for quality, service and product innovation, the Company enjoys broad recognition among the world's commercial airlines. The Company maintains a constant dialogue with a wide array of existing and potential customers, enabling it to become aware of emerging industry trends and needs and thereby play a leading role in product development. The Company has continued to expand its product line, believing that the airline industry increasingly will seek an integrated approach to the development, testing and sourcing of the aircraft's cabin interior.

- Technological Leadership/New Product Development. Management believes that the Company is a technological leader in its industry, with the largest R&D organization in the industry, currently comprised of 500 engineers. The Company believes that its R&D effort and its on-site engineers at both the airlines and airframe manufacturers enable B/E to consistently introduce innovative products and thereby gain early entrant advantages and substantial market shares. Examples of such product development include: the introduction of several premium and main cabin class seats, which the Company believes provide greater comfort and are lighter in weight as a result of their ergonomic design and pre-engineered individual-passenger comfort features; the Company's family of in-flight entertainment systems, which it believes to be superior to existing operational systems in terms of performance, reliability, weight, heat generation and flexibility to adapt to changing technology; a cappuccino/espresso maker; a quick-chill wine cooling system; and a constant-pressure, steam cooking oven, which the Company believes substantially improves the appearance, aroma and taste of airline food.

- Proven Track Record of Integration. The Company has demonstrated the ability to make strategic acquisitions and successfully integrate such acquired businesses by identifying opportunities to consolidate engineering, manufacturing and marketing activities, as well as rationalizing product lines. The Company has purchased 12 businesses over the last nine years, for an aggregate purchase price of approximately $489 million. Since 1989, the Company has integrated its acquisitions by reducing the number of operating facilities acquired from 20 to nine and substantially improving productivity, efficiency and quality at the acquired businesses.

GROWTH OPPORTUNITIES

   B/E believes that it is benefiting from four major growth trends.

- Increase in Refurbishment and Upgrade Orders. B/E's substantial installed base provides significant ongoing revenues from replacements, upgrades, repairs and spare parts. Approximately 61% of B/E's revenues for the year ended February 28, 1998 were derived from refurbishment and upgrade orders. In the late 1980s and early 1990s, the airline industry suffered a significant downturn, which resulted in a deferral of cabin interior maintenance expenditures. Since early 1994, the airlines have experienced a turnaround in operating results, leading the domestic airline industry to record operating earnings during 1995 and 1997. Deterioration of cabin interior product functionality and aesthetics occurred within the commercial airline fleets during the industry downturn because of maintenance deferrals. Since the turnaround began, the airlines have experienced greater utilization resulting from higher load factors, which has encouraged airlines to increase spending on refurbishments and upgrades. The Company believes that it is well positioned to benefit over the next several years as a result of the airlines' dramatically improved financial condition and liquidity and the need to refurbish and upgrade cabin interiors. The Company's recent growth in backlog, revenues and operating earnings has been primarily from refurbishment and upgrade programs, and the Company is currently experiencing a high level of new order quote activity related to such programs.

- Expansion of Worldwide Fleet and Shift Toward Widebody Aircraft. Airlines have recently purchased a significant number of new aircraft due in part to current high load factors and the projected growth in worldwide air travel. According to the Boeing Report, worldwide air travel is projected to increase by 75% by calendar 2006 and the worldwide fleet of commercial passenger aircraft is projected to expand from approximately 10,300 at the end of 1996 to approximately 15,300 by the end of 2006 and to more than 21,200 by 2016. Related growth in aircraft interior product shipments associated with new aircraft deliveries began during calendar 1996. In 1997, Boeing shipped 375 aircraft versus 218 in 1996. In addition, Boeing has stated plans to ship 550 aircraft in each of calendar years 1998 and 1999. Furthermore, according to the July 1997 "Airline Monitor", the percentage of new Boeing aircraft deliveries projected to be widebody aircraft for 1997 through 2001 is 39% as compared to 33% for the five-year period ended December 31, 1996. This shift toward widebody aircraft is significant to the Company since these aircraft require as much as seven times the dollar value of cabin interior products as narrowbody aircraft, including substantially more seats, galley equipment and in-flight entertainment products.

- General Aviation and VIP Aircraft Fleet Expansion and Related Retrofit Opportunities. General aviation and VIP airframe manufacturers are experiencing a surge in new aircraft deliveries similar to that occurring in the commercial aircraft industry. According to industry sources, executive aircraft deliveries amounted to 222 units in calendar 1994 and were approximately 348 in calendar 1997, an increase of 57%. Industry sources indicate that executive aircraft deliveries are expected to be approximately 450 in calendar 1998 and should reach 550 per year by the year 2000. Several new aircraft models including the Visionaire Vantage, Cessna Citation Excel, the Boeing Business Jet, Global Express and Airbus Business Jet have been, or will be introduced over the next several years. The overall strength of the global economy, advances in engine and avionics and emergence of fractional ownership of executive aircraft are all important growth factors. In addition, the general aviation and VIP aircraft fleet consists of approximately 10,000 aircraft with an average age of approximately 15 years. As aircraft age or ownership changes, operators retrofit and upgrade the cabin interior, including seats, sofas and tables, sidewalls, headliners, structures such as closets, lavatories and galleys, and related equipment including lighting and oxygen delivery systems. The installed value of a new interior can range from $1 million for smaller models to up to $7 million for a long haul aircraft. In addition, operators generally reupholster or replace seats every five to seven years. Management believes the Company is well positioned to benefit from the retrofit opportunities due to (i) the 15-year average age of the executive jet fleet; (ii) operators who have historically reupholstered their seats are now more inclined to replace these seats with lighter weight, more modern and 16g- compliant seating models; and (iii) the Company is the only manufacturer with the capability for cabin interior design services, a broad product line for essentially all cabin interior products and program management services, for true "one-stop shopping."

- Emergence of Individual Passenger In-Flight Entertainment Systems. Airlines increasingly are demanding individual-passenger in-flight entertainment systems in order to attract and retain customers, as the availability of such service affects passengers' decisions on airline selection. These systems also provide the airlines with the opportunity to generate increased revenues, without raising ticket prices, by charging passengers for the services used. In June 1997, the Company announced a joint venture with Harris Corporation to develop and deliver live-broadcast television (LiveTV(TM)), to domestic narrowbody commercial aircraft. The Company expects that in-flight entertainment systems will be one of the fastest growing, and among the largest, product categories in the commercial aircraft cabin interior products industry.

     The Company has developed a number of individual in-flight entertainment systems that are designed to meet the varying technological and price specifications of the airlines. The Company's three current systems are:
     (i) the B/E 2000, with an installed base of approximately 28,000 units, which is a system that provides non-interactive video programming, (ii) the B/E 2000M, with an installed base of approximately 6,000 units, which offers similar functionality to the B/E 2000 but can be upgraded to the Company's Multimedia Digital Distribution System ("MDDS") product and (iii) the MDDS product, which is in its final development stage, is an interactive entertainment system with the capacity to provide movies on demand, telecommunications, gaming and other services. The Company completed the initial development and testing of the MDDS product and delivered the first MDDS system to its launch customer, Japan Airlines ("JAL"), in April 1998. The Company also completed the engineering necessary to enable installation of the MDDS as a line-fit option on Boeing aircraft in April 1998.

Business Strategy

     The Company's business strategy is to maintain its leadership position and best serve its customers by: (i) offering the broadest and most integrated product line in the industry for both new product sales and follow-on products and services; (ii) pursuing a worldwide marketing approach focused by airline and encompassing the Company's entire product line; (iii) pursuing the highest level of quality in every facet of its operations, from the factory floor to customer support; (iv) remaining the technological leader in its industry; (v) enhancing its position in the growing upgrade, maintenance, inspection and repair services market; and; (vi) pursuing selective strategic acquisitions in the aircraft cabin interior products industry.

PRODUCTS AND SERVICES

Seating Products

   The Company is the world's leading manufacturer of aircraft seats, offering a wide selection of first class, business class, tourist class and commuter seats. A typical seat manufactured and sold by the Company includes the seat frame, cushions, armrests and tray table, together with a variety of optional features such as in-flight entertainment systems, oxygen masks and telephones. Management estimates that the Company has an aggregate installed base as of February 28, 1998 of aircraft seats, valued at replacement prices, of approximately $2 billion comprised of more than 1,000,000 seats.

- Tourist Class. The Company is the leading worldwide manufacturer of tourist class seats. B/E has designed tourist class seats that incorporate features not previously utilized in that class, such as top-mounted passenger control units, footrests and improved oxygen systems.

- First and Business Classes. Based upon major airlines program selection and orders on hand the Company is the leading worldwide manufacturer of premium class seats. First class and business class seats are generally larger, heavier and more complicated in design and are substantially more expensive than tourist class aircraft seats. The Company's first class seats and certain of its business class seats are equipped with articulating bottom cushion suspension systems, sophisticated hydraulic legrests, lumbar massage devices, adjustable thigh support cushions, reading lights, adjustable head and neck supports and large tables.

- Commuter Seats. The Company is the leading manufacturer of commuter seats in both the U.S. and worldwide markets. The Company's Silhouette(TM) Composite commuter seats are similar to commercial jet seats in comfort and performance, but are lightweight and require minimal maintenance.

- Spares. Aircraft seats are exposed to significant stress in the course of normal passenger activity, and certain seat parts are particularly susceptible to damage from continued use. As a result, a significant market exists for spare parts.

Passenger Entertainment and Service Systems

   Management estimates that the Company has one of the largest installed bases of PESS products in the world, which, valued at replacement prices, is approximately $360 million. The Company has the leading share of the market for PCUs and related wiring and harness assemblies, and has developed products aimed at other portions of the PESS market, including individual seat video systems, advanced multiplexer and hard-wired distribution systems and other products. The Company believes that it is a market leader in individual-passenger in-flight entertainment systems and that this product category will be the fastest growing, and among the largest, product categories in the commercial aircraft cabin interior products industry in the future.

- Individual Passenger Entertainment. The Company has developed a number of in-flight entertainment systems designed to meet the technological and price specifications of the airlines:

        B/E 2000. The B/E 2000, introduced in 1992, is one of the Company's first-generation individual in-flight video systems and offers centralized electronic distribution of a limited range of programming. Since its introduction, the Company has installed approximately 28,000 units of the B/E 2000 and earlier generation individual-passenger video systems for 10 airlines.

        MDDS Family. The Company has developed a family of next-generation, individual-passenger in-flight entertainment products, which includes the 2000M and the MDDS:

             B/E 2000M . The B/E 2000M is an in-flight entertainment system that offers similar functionality to the B/E 2000 but can be upgraded to the Company's fully interactive MDDS. Since its introduction in 1995, the Company has installed approximately 6,000 units.

             MDDS. B/E's MDDS is a state-of-the-art, fully interactive individual-passenger in-flight entertainment system which has the capacity to offer numerous movies on demand, telecommunications, gaming, Nintendo(TM), Sega(TM) and PC-based games, in-flight shopping and, in the future, live television, among other services. The Company has completed the initial development and testing of the MDDS product and delivered the first MDDS product to its launch customer, JAL, in April 1998. The Company also completed the engineering necessary to enable installation of the MDDS as a line fit option on Boeing aircraft in conjunction with the JAL delivery.

           LiveTV(TM). In June 1997, the Company announced a joint venture with Harris Corporation to develop and market a system that will allow airline passengers to receive in-flight, live broadcast television aboard narrowbody commercial aircraft at each individual-passenger seat. The Company controls a 51 percent voting interest in the joint venture. B/E will provide its individual-seat video distribution system as its part of the overall LiveTV(TM) reception system, while Harris Corporation will provide the specialized aircraft antenna and receiver system to enable in-the-air reception.

- PCUs, Wiring and Harness Assemblies. The Company's PCU product line is the broadest in the industry, including over 300 different designs that are functionally similar but differ widely due to the style preferences and technical requirements of the various airlines. Wiring and harness assemblies (which stabilize installed wiring) are sold as a package with PCUs and vary as widely as PCU types.

-    Distribution Systems. The Company has manufactured hard-wired audio (since
     1963) and video distribution systems (since 1992) and is currently the principal supplier of such systems to the airline industry. The Company also offers frequency division multiplex distribution systems, which deliver substantially improved audio performance compared to competitors' multiplex systems.

Interior Systems Products

   The Company is the world's largest manufacturer of interior systems products for both narrowbody and widebody aircraft, offering a wide selection of structures, coffee and beverage makers, water boilers, liquid containers, ovens, refrigeration equipment, oxygen delivery systems, passenger service units, air valves, lighting and switches, and a variety of other interior components. Management estimates that the Company has an aggregate installed base of such equipment valued at replacement prices, of approximately $1.2 billion.

- Coffee Makers. The Company is the leading manufacturer of aircraft coffee makers, with the Company's equipment currently installed in virtually every type of aircraft for almost every major airline. The Company manufactures a broad line of coffee makers, coffee warmers and water boilers including the Flash Brew Coffee Maker, with the capability to brew 54 ounces of coffee in one minute, a Combi(TM) unit which will both brew coffee and boil water for tea while utilizing 25% less electrical power than traditional 5,000 watt water boilers, and a recently introduced next-generation coffee maker.

- Ovens. The Company is the leading supplier of a broad line of specialized ovens, including high-heat efficiency ovens, high-heat convection ovens, and warming ovens. The Company's newest offering, the DS-2000 Steam Oven, represents a new method of preparing food in-flight by maintaining constant temperature and moisture in the food. It addresses the airlines' need to provide a wider range of foods than can be prepared by convection ovens.

- Refrigeration Equipment. The Company is the worldwide industry leader in the design, manufacture, and supply of commercial aircraft refrigeration equipment. The Company recently introduced a self-contained wine and beverage chiller, the first unit specifically designed to rapidly chill wine and beverages on board an aircraft.

- Galley Structures. Galley structures are generally custom designed to accommodate the unique specifications and features required by a particular carrier. Galley structures require intensive design and engineering work and are among the most sophisticated and expensive of the aircraft's cabin interior products. The Company provides a variety of galley structures, closets and class dividers, emphasizing sophisticated and higher value-added galleys for widebody aircraft.

- Oxygen Delivery Systems. The Company is a leading manufacturer of oxygen delivery systems, passenger service units, air valves, lighting and switches for both commercial and general aviation aircraft. B/E is the only manufacturer with the capability to fully integrate its own manufactured components with overhead passenger service units with either chemical or gaseous oxygen equipment. The Company's oxygen and passenger service unit equipment has been approved for use on all Boeing and Airbus aircraft and is also found on essentially all general aviation and VIP aircraft.

 General Aviation

- General Aviation and VIP Products. The Company entered this line of business with its acquisition of AMP in April 1998. By combining AMP's substantial presence in the general aviation and VIP aircraft cabin interior products industry with that of PBASCO, B/E is now the leading manufacturer of a broad product line including a complete line of seating products, sidewalls, bulkheads, credenzas, closets, galley structures, lavatories, tables, sofas, oxygen delivery systems, air valves and lighting. B/E has the capability to provide complete interior packages, including all design services, all interior components and program management services for executive aircraft interiors. B/E is the preferred supplier of seating products at essentially every general aviation airframe manufacturer.

Services and Specialty Products

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

- Services. The Company provides a comprehensive complement of services for cabin interior products on board aircraft either between flights or on an overnight basis, or at one of eight service centers in the worldwide service network. The spectrum of services includes systems check and components repair, parts inventory and management, refurbishment of seating products, on-board surveys regarding status and product installations, as well as data support functions such as loading and updating of in-flight systems entertainment software, direct satellite broadcast systems support and systems integration.

- Specialty Products. The Company manufacturers several specialty products for the commercial airline industry including flight attendant seats, observer seats and custom products in the passenger seating area. The Company maintains a staff of engineers to design and certify various modules and kits to accommodate individual-passenger video and telecommunications modules in seat backs and center consoles. The Company believes it is able to provide such unique custom products more rapidly than original manufacturers.

RESEARCH, DEVELOPMENT AND ENGINEERING

   The Company works closely with commercial airlines to improve existing products and identify customers' emerging needs. B/E's expenditures in research, development and engineering totaled $45.7 million, $37.1 million, and $58.3 million for the fiscal years ended February 28, 1998, February 22, 1997 and February 24, 1996, respectively. The increase in expenses during the current period is the result of the substantial completion of Boeing line-fit certification activities for MDDS as well as ongoing product development activity in the Seating Products Group and Interior Systems Group. B/E employs approximately 500 professionals in the engineering and product development areas. The Company believes that it has the largest engineering organization in the cabin interior products industry, with not only software, electronic, electrical and mechanical design skills, but also substantial expertise in materials composition and custom cabin interior layout design.

MARKET AND CUSTOMERS

   The Company markets and sells its products directly to virtually all of the world's major airlines and commercial and general aviation aircraft manufacturers. The Company markets its general aviation products directly to all of the world's general aviation airframe manufacturers, modification centers and operators. B/E has a sales and marketing organization of 110 people, along with 22 independent sales representatives. B/E sales to all customers in foreign countries were $232.7 million, $203.4 million and $124.5 million for the fiscal years ended February 28, 1998, February 22, 1997 and February 24, 1996, respectively, or approximately 43%, 49% and 54%, respectively, of net sales during such periods.

   Airlines select manufacturers of cabin interior products primarily on the basis of product quality and performance, custom design capabilities, on-time delivery, after-sales service and price. B/E believes that its large installed base, its timely responsiveness in connection with the custom design, manufacture, delivery and after-sales service of its products and its broad product line and stringent customer and regulatory requirements all present barriers to entry for potential new competitors in the cabin interior products market.

   The Company believes that its integrated worldwide marketing approach, focused by airline, modification center and general aviation airframe manufacturer and encompassing the Company's entire product line, is preferred by its customers. Led by a B/E senior executive, teams representing each product line serve designated airlines, which together account for approximately 60% of the purchases of products manufactured by B/E during fiscal 1998. These customer teams have developed customer-specific strategies to meet each airline's product and service needs.

   The Company also staffs "on-site" customer engineers at major airlines and airframe manufacturers to represent its entire product line and work closely with the customers to develop specifications for each successive generation of products required by the airlines. These engineers help customers integrate the wide range of cabin interior products and assist in obtaining the applicable regulatory certification for each particular product or cabin configuration. Through its on-site customer engineers, the Company expects to be able to more efficiently design and integrate products which address the requirements of its customers. The Company provides program management services, integrating all on-board cabin interior equipment and systems, including installation and FAA certification, allowing airlines to substantially reduce costs. The Company believes that it is the only supplier in the commercial aircraft cabin interior products industry with the size, resources, breadth of product line and global product support capability to operate in this manner.

      The Company markets its general aviation products directly to all of the world's general aviation airframe manufacturers, modification centers and operators.

   During the latter part of fiscal 1997, the Company initiated a program management discipline under which a program manager is assigned for each significant contract. The program manager is responsible for all aspects of the specific contract, including management of change orders and negotiation of related non-recurring engineering charges, monitoring the progress of the contract through its scheduled delivery dates, and overall profitability associated with the contract. The Company believes that it and its customers derive substantial benefit from its program management approach, including better on-time delivery and higher service levels. The Company also believes its program management approach results in better customer satisfaction and higher profitability over the life of the contract.

      During the fiscal year ended February 28, 1998, one customer accounted for approximately 18% of the Company's total revenues, and no other customer accounted for more than 10% of such revenues. There were no major customers in fiscal 1997 or 1996. Because of differing schedules of various airlines for purchases of new aircraft and for retrofit and refurbishment of existing aircraft, the portion of the Company's revenues attributable to particular airlines varies from year to year.

BACKLOG

      Management estimates that B/E's backlog at February 28, 1998 was approximately $560 million, approximately 52% of which management believes to be deliverable in fiscal 1999, compared with a backlog of $420 million on February 22, 1997 (as adjusted for the debooking of the British Airways MDDS program in August 1997).

CUSTOMER SERVICE

      The Company believes that it provides the highest level of customer service and product support available in the commercial aircraft cabin interior products industry and that such service is a critical factor in the Company's success. The key elements of such service include (i) rapid response to requests for engineering designs, proposal requests and technical specifications; (ii) flexibility with respect to customized features; (iii) on-time delivery; (iv) immediate availability of spare parts for a broad range of products; and (v) prompt attention to customer problems, including on-site customer training. Customer service is particularly important to airlines due to the high cost to the airlines of late delivery, malfunctions and other problems.

WARRANTY AND PRODUCT LIABILITY

      The Company warrants its products, or specific components thereof, for periods ranging from one to ten years, depending upon product type and component. The Company generally establishes reserves for product warranty expense on the basis of the ratio of warranty costs incurred by the product over the warranty period to sales of the product over the warranty period. Actual warranty costs reduce the warranty reserve as they are incurred. Management periodically reviews the adequacy of accrued product warranty reserves and revisions of such reserves are recognized in the period in which such revisions are determined.

      The Company also carries product liability insurance. The Company believes that its insurance is generally sufficient to cover product liability claims.

COMPETITION

      The commercial aircraft cabin interior products market is relatively fragmented with a number of competitors in each of the individual product categories. Due to the global nature of the commercial airline industry, competition in product categories comes from both U.S. and foreign manufacturers. However, as aircraft cabin interiors have become increasingly sophisticated and technically complex, airlines have demanded increased levels of engineering support and customer service than many smaller cabin interior products suppliers can provide. At the same time, airlines have recognized that cabin interior product suppliers must be able to integrate a wide range of products, including sophisticated electronic components, particularly in widebody aircraft. Management believes that the increasing demands airlines place upon remaining suppliers will result in a number of suppliers leaving the cabin interior products industry and a consolidation of those suppliers. The Company has participated in this consolidation through strategic acquisitions and internal growth and intends to continue to participate in the consolidation.

      The Company's principal competitors for seating products include Group Zodiac S.A., Keiper Recaro GmbH, and a limited number of other producers in the European community and Japan. The Company's principal competitors for PESS products are MAS and Rockwell Collins. The Company's primary competitors for interior systems products are JAMCO Limited, Britax PLC, Scott Aviation and Intertechnique.

MANUFACTURING AND RAW MATERIALS

   The Company's manufacturing operations consist of both the in-house manufacturing of component parts and sub-assemblies and the assembly of Company specified and designed component parts purchased from outside vendors. The Company maintains state-of-the-art facilities, and management has an ongoing strategic manufacturing improvement plan utilizing focused factories and cellular production technologies. Management expects that continuous improvement from implementation of this plan for each of its product lines will occur over the next several years and should lower production costs, cycle times and inventory requirements and at the same time improve product quality and customer satisfaction.

GOVERNMENT REGULATION

   The FAA prescribes standards and licensing requirements for aircraft components and licenses component repair stations within the United States. Comparable agencies regulate such matters in other countries.

   The Company holds several FAA component certificates and performs component repairs at a number of its U.S. facilities under FAA repair station licenses. The Company also holds an approval issued by the U.K. Civil Aviation Authority to design, manufacture, inspect and test aircraft seating products in Leighton Buzzard, England and in Kilkeel, Northern Ireland and the necessary approvals to design, manufacture, inspect, test and repair its interior systems products in Nieuwegein, The Netherlands and to inspect, test and repair products at its eight service centers throughout the world.

   In March 1992, the FAA adopted Technical Standard Order C127 requiring that all seats on certain new generation commercial aircraft installed after such date be certified to meet a number of new safety requirements, including an ability to withstand a 16G force. Management understands that the FAA plans to adopt additional regulations in the near future that will require that within the next five years all seats, including those on existing older commercial aircraft that are subject to the FAA's jurisdiction, will have to comply with similar seat safety requirements. At February 28, 1998, the Company had developed eleven different seat models meeting these new seat safety regulations.

PATENTS

      B/E currently holds 52 United States patents and 21 international patents, covering a variety of products. However, the Company believes that the termination, expiration or infringement of one or more of such patents would not have a material adverse effect on the Company.

EMPLOYEES

      As of February 28, 1998, B/E had approximately 3,600 employees. Approximately 73% of these employees are engaged in manufacturing, 14% in research, development and engineering, and 13% in sales, marketing, product support and general administration. Approximately 13% of the employees are represented by unions. On April 25, 1997, the Company completed negotiations with its only domestic union which represents 11% of the Company's employees. This contract, which covers a period of three years, was ratified by the members of the union on April 26, 1997. B/E considers its employee relations to be good.




                  [Remainder of page intentionally left blank]

ITEM 2.  PROPERTIES

      B/E currently has 21 principal facilities, comprising an aggregate of approximately 1.4 million square feet of space. The following table describes the principal facilities and indicates the location, function, approximate size and ownership status of each:


                                                                                    FACILITY
           LOCATION                           PRODUCTS AND FUNCTION                   SIZE                     OWNERSHIP
           --------                           ---------------------                   ----                     ---------
                                                                                   (SQ. FEET)
CORPORATE:
Wellington, Florida           Corporate headquarters, finance, marketing and            17,700                  Owned
                              sales

SEATING PRODUCTS:
Litchfield, Connecticut       Manufacturing, service and warehousing                   147,700                  Owned

Winston-Salem, North          Seating Products Group headquarters, research and        264,800                  Owned
   Carolina                   development, finance, marketing, sales and
                              manufacturing

Leighton Buzzard,             Manufacturing, service, research and development,        114,000              Owned (a)
   England                    sales support, finance and warehousing

Kilkeel, Northern Ireland     Manufacturing, sales support and warehousing              38,500                  Owned

INTERIOR SYSTEMS:
Anaheim,                      Manufacturing,  service, research and development,        57,100                 Leased
California                    sales support, finance and warehousing


Fountain Valley,              Manufacturing, service, research and                       26,000                 Owned
  California                  development, sales support, finance and
                              warehousing

Delray Beach, Florida         Manufacturing, service, research and development,
                              sales support, finance and warehousing; Interior
                              Systems Group headquarters                                 52,000                 Owned

Jacksonville, Florida         Manufacturing, service, engineering, and
                              warehousing                                                75,000                 Owned

Lenexa, Kansas                Manufacturing, service, engineering, and                   80,000                Leased
                              Warehousing

Nieuwegein, The               Manufacturing, service, research and development,
    Netherlands               sales support, finance and warehousing                     39,000                Leased

PESS PRODUCTS:
Irvine, California            Manufacturing, service, research and development,
                              sales support, finance and warehousing; In-flight
                              Entertainment Group headquarters                          106,700                Leased

                                                                                     FACILITY
          LOCATION                            PRODUCTS AND FUNCTION                    SIZE            OWNERSHIP
          --------                            ---------------------                 ----------         ---------
                                                                                    (SQ. FEET)

GENERAL AVIATION AND
VIP PRODUCTS:
Miami, Florida                Manufacturing, service, research and development,            84,300             Leased
                              sales support, finance and warehousing; General              71,700              Owned
                              Aviation Headquarters

SERVICES:
Orange, California            Upgrade, maintenance, inspection and repair,                106,300             Leased
                              finance, sales support and warehousing; Service
                              Group Headquarters

Longwood, Florida             Upgrade, maintenance, inspection and repair                   5,300             Leased

Burnsville, Minnesota         Upgrade, maintenance, inspection and repair                   7,200             Leased

Woodinville, Washington       Upgrade, maintenance, inspection and repair                  26,800             Leased

Chesham, England              Upgrade, maintenance, inspection and repair                  34,000          Owned (a)


Toulouse, France              Upgrade, maintenance, inspection and repair                    400              Leased

Houston, Texas                Upgrade, maintenance, inspection and repair                 45,000               Owned

Schipol, The  Netherlands     Upgrade, maintenance, inspection and repair                  3,600              Leased



   (a) B/E's owned properties in England are mortgaged to Barclays Bank PLC to collateralize credit facilities of BE Aerospace (U.K.) Ltd. in aggregate amounts of up to approximately pound sterling 5.0 million.

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


                  [Remainder of page intentionally left blank]

ITEM 3.   LEGAL PROCEEDINGS

   The Company is not a party to litigation or other legal proceedings which the Company believes could reasonably be expected to have a material adverse effect on the Company's business, financial condition and results of operations.

   In January 1998, the Company resolved a long-running dispute with the U.S. Government over export sales between 1992 and 1995 to Iran Air. The dispute centered on shipments of aircraft seats and related spare parts for five civilian aircraft operated by Iran Air. Iran Air purchased the seats in 1992 and arranged for them to be installed by a contractor in France. At the time, Iran was not the subject of a U.S. trade embargo. In connection with its sale of seats to Iran Air, B/E applied for and was granted a validated export license by the U.S. Department of Commerce (the "DOC"). The dispute with the U.S. Government centered on whether seats were delivered to Iran Air before the formal license was issued by the DOC, some seven months after B/E first applied for the license. This action resolved all disputes between B/E Aerospace and the Department of Justice as well as the DOC's Bureau of Export Enforcement. As part of the settlement, B/E pleaded guilty to a violation of the International Economic Emergency Powers Act and was placed on probation for a three-year period. In addition, B/E entered into a consent order with the DOC under which the DOC has agreed to suspend the imposition of a three-year export denial order on PTC Aerospace, a member of B/E's U.S. Seating Products Group, provided no further violations of the export laws occur. The Company recorded a charge of approximately $4.7 million in the quarter ended February 28, 1998, related to fines, civil penalties and associated legal fees arising from the settlement.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   During the last quarter of the fiscal year covered by this report, the Company did not submit any matters to a vote of security holders, through the solicitation of proxies or otherwise.


                  [Remainder of page intentionally left blank]

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth information regarding the directors and executive officers of the Company. Officers of the Company are elected annually by the Board of Directors.

    NAME                   AGE                  POSITION
    ----                   ---                  --------
Amin J. Khoury              59      Chairman of the Board
Robert J. Khoury            56      Vice Chairman of the Board and Chief Executive Officer and Director
Paul E. Fulchino            51      President, Chief Operating Officer and Director
Marco C. Lanza              41      Executive Vice President, Marketing and Product Development
Thomas P. McCaffrey         44      Corporate Senior Vice President of Administration, Chief Financial Officer and
                                    Assistant Secretary
E. Ernest Schwartz          61      Corporate Senior Vice President, Development and Planning
Edmund J. Moriarty          54      Corporate Vice President-Law, General Counsel and Secretary
Jeffrey P. Holtzman         42      Corporate Vice President, Treasurer and Assistant Secretary
Sam G. Ayoub                55      Group Vice President and General Manager, Services Group
Roman G. Ptakowski          49      Group Vice President and General Manager, Interior Systems Products Group
Scott A. Smith              43      Group Vice President and General Manager, In-flight Entertainment Group
Jim C. Cowart               46      Director**
Richard G. Hamermesh        50      Director*
Brian H. Rowe               66      Director**
Hansjoerg Wyss              62      Director*


*   Member, Audit Committee.
**  Member, Stock Option and Compensation Committee.

      The Company's Restated Certificate of Incorporation provides that the Board of Directors is classified into three classes, as nearly as equal in number as possible, so that each director (after a transitional period) will serve for three years, with one class of directors being elected each year. The Board is currently comprised of three Class I Directors (Brian H. Rowe, Jim C. Cowart and Paul E. Fulchino), two Class II Directors (Robert J. Khoury and Hansjoerg Wyss) and two Class III Directors (Amin J. Khoury and Richard G. Hamermesh). The terms of the Class I, Class II and Class III Directors expire upon the election and qualification of successor directors at annual meetings of stockholders held following the end of fiscal years 1998, 1997 and 1996, respectively. The executive officers of the Company are elected annually by the Board of Directors following the annual meeting of stockholders and serve at the discretion of the Board of Directors.

      Amin J. Khoury has been Chairman of the Board of the Company since July 1987 and was Chief Executive Officer until April 1, 1996. Since 1986, Mr. Khoury has also been the Managing Director of The K.A.D. Companies, Inc., an investment, venture capital and consulting firm. Mr. Khoury is currently the Chairman of the Board of Directors of Applied Extrusion Technologies, Inc., a manufacturer of oriented polypropylene films used in consumer products labeling and packaging applications, and a member of the Board of Directors of Brooks Automation, Inc., the leading manufacturer in the U.S. of vacuum central wafer handling systems for semiconductor manufacturing. Mr. Khoury is employed by the Company pursuant to an Employment Agreement extending through December 31, 2001. Mr. Khoury is the brother of Robert J. Khoury.

      Robert J. Khoury has been a Director of the Company since July 1987. Mr. Khoury was elected Vice Chairman and Chief Executive Officer effective April 1, 1996; from July 1987 until that date, Mr. Khoury served as the Company's President and Chief Operating Officer. From 1986 to 1987, Mr. Khoury was Vice President of The K.A.D. Companies, Inc. The Company has entered into an Employment Agreement with Mr. Khoury, extending through February 28, 2001. Mr. Khoury is the brother of Amin J. Khoury.

      Paul E. Fulchino was elected a Director and President and Chief Operating Officer of the Company effective April 1, 1996. From 1990 to 1996, Mr. Fulchino served as President and Vice Chairman of Mercer Management Consulting, Inc. ("Mercer"), an international general management consulting firm with over 1,100 employees. In addition to his management responsibilities as President of Mercer, Mr. Fulchino also had responsibility for advising clients throughout the world, particularly with respect to the transportation industry, including a number of major airlines. The Company has entered into an Employment Agreement with Mr. Fulchino extending through March 31, 1999.

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

      E. Ernest Schwartz has been Corporate Senior Vice President, Development and Planning since December 1997. From March 1992 through November 1997, Mr. Schwartz was Group Vice President and General Manager of the Interior Systems Products Group. From 1986 through February 1992, Mr. Schwartz was President of Aircraft Products Company, which was acquired by the Company in 1992.

      Edmund J. Moriarty has been Corporate Vice President, General Counsel and Secretary since November 1995. From 1991 to 1995, Mr. Moriarty served as Vice President and General Counsel to Rollins, Inc., a national service company. From 1982 through 1991, Mr. Moriarty served as Vice President and General Counsel to Old Ben Coal Company, a wholly owned coal subsidiary of The Standard Oil Company.

      Jeffrey P. Holtzman has been Treasurer since September 1993 and Vice President since November 1996. From June 1986 to July 1993, Mr. Holtzman served in several capacities at FPL Group, Inc., including Assistant Treasurer and Manager of Financial Planning. Mr. Holtzman previously worked for Mellon Bank, Gulf Oil and Arthur Young & Company.

      Sam G. Ayoub has been Group Vice President and General Manager of the Company's Services Group since May 1996 and from November 1994 through April 1996, was Executive President-Services. From 1984 to 1994 Mr. Ayoub served in several capacities with AAR Corporation including Corporate Vice President Marketing and President-Technical Services Division. Prior to that Mr. Ayoub was with United Airlines for 20 years with his last position being General Manager of their Cargo Division.

      Roman G. Ptakowski has been the Group Vice President and General Manager of the Interior Systems Group since December 1997. From September 1995 through December 1997, Mr. Ptakowski was Vice President, Sales and Marketing of the Interior Systems Group of the Company. From January 1995 through August 1995, Mr. Ptakowski served as Senior Vice President, Marketing for Farrel Corporation. Prior to that he was with the ABB Power T&D Company Inc. and Westinghouse Electric Corp. for 25 years with his last position being General Manager of their Protective Relay Division.

      Scott A. Smith has been the Vice President and General Manager of the In-flight Entertainment Group since April 1998. From December 1995 through March 1998, Mr. Smith was with Toshiba American Information Electronics with his last position being Senior Vice President, Sales of the Americas. From December 1992 to February 1994, Mr. Smith served as Corporate Vice President of Engineering and from February 1994 to September 1995 served as the General Manager of the Desktop and Server Product Division of AST Research. Prior to that, Mr. Smith was with IBM for 16 years and served in numerous capacities, including Systems Manager of the engineering team which developed IBM's first PC Server and advanced desktop, Staff Assistant to the Chairman of the Board and Director of Visual Subsystems Group.

      Jim C. Cowart has been a Director of the Company since November 1989. Mr. Cowart is currently an independent investor and has been a principal of Cowart & Co. LLC and EOS Capital, Inc. private capital firms retained by the Company for strategic planning, competitive analysis, financial relations and other services. From January 1993 to November 1997, Mr. Cowart was the Chairman of the Board and Chief Executive Officer of Aurora Electronics Inc. From 1987 until 1991, Mr. Cowart was a founding General Partner of Capital Resource Partners, a private investment capital manager. Prior to such time, Mr. Cowart held various positions in investment banking and venture capital with Lehman Brothers, Shearson Venture Capital and Kidder, Peabody & Co.

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

      Brian H. Rowe has been a Director of the Company since July 1995. Mr. Rowe is currently Chairman Emeritus of GE Aircraft Engines, a principal business unit of the General Electric Company, where he also served as Chairman from September 1993 through January 1995 and as President from 1979 through 1993. From March 1994 to November 1995, Mr. Rowe served as a Director of Astrostructures Hamble Limited, a manufacturer of military and civil aircraft components. Since March 1995, Mr. Rowe has also been a Director of Atlas Air Inc., an air cargo carrier. Since January 1980, Mr. Rowe has been a Director of Fifth Third Bank, an Ohio banking corporation. Since October 1995, Mr. Rowe has been a Director of Cincinnati Bell Inc., a communications services company. Since December 1996, Mr. Rowe has also been a Director of Stewart & Stevenson Services, Inc., a custom packager of engine systems, and Textron Inc., a manufacturer of mechanical devices for aircraft and other applications. Since January 1996, Mr. Rowe has served as Executive Vice Chairman of American Regional Aircraft Industries, Inc.

      Hansjoerg Wyss has been a Director of the Company since October 1989. Since 1977, Mr. Wyss has been a Director and the Chairman and Chief Executive Officer of Synthes (U.S.A.) and Synthes (Canada), Ltd., manufacturers and distributors of orthopedic implants and instruments.

                  [Remainder of page intentionally left blank]

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The Company's common stock is quoted on the Nasdaq National Market under the symbol "BEAV." The following table sets forth, for the periods indicated, the range of high and low per share closing prices for the Common Stock as reported by Nasdaq.

                                                    HIGH            LOW
                                                    ----            ---
FISCAL YEAR ENDED FEBRUARY 24, 1996
    First Quarter                                  8 5/8          5 1/4
    Second Quarter                                 9 1/4          7 1/4
    Third Quarter                                 9 9/16          7 1/2
    Fourth Quarter                                13 5/8          8 7/8
FISCAL YEAR ENDED FEBRUARY 22, 1997
    First Quarter                                 16 1/4          9 7/8
    Second Quarter                                16 3/4         12 3/8
    Third Quarter                                 25 1/8         15 1/2
    Fourth Quarter                                29             22 3/4
FISCAL YEAR ENDED FEBRUARY 28, 1998
    First Quarter                                 27 1/2         19 1/2
    Second Quarter                                37             23 5/8
    Third Quarter                                 41 1/2         27 1/8
    Fourth Quarter                                32 1/4         20 1/2

      On May 20, 1998 the closing price of the Common Stock as reported by Nasdaq was $30.31 per share. As of such date, the Company had 531 shareholders of record, and management estimates that there are approximately 14,300 beneficial owners of the Company's common stock. The Company has not paid any cash dividends in the past, and management has no present intention of doing so in the immediate future. The Company's Board of Directors intends, for the foreseeable future, to retain any earnings to finance the future growth of the Company, but expects to review its dividend policy regularly. The Indentures pursuant to which the Company's 8% and 9 7/8% Senior Subordinated Notes were issued and the terms of the Company's credit facilities permit the declaration or payment of cash dividends only in certain circumstances described therein.



                  [Remainder of page intentionally left blank]

ITEM 6.  SELECTED FINANCIAL DATA
(In thousands, except per share data)

During fiscal 1994, B/E completed the following acquisitions: (i) on April 29, 1993, B/E acquired all of the stock of Royal Inventum, B.V. ("Inventum"); (ii) on August 23, 1993, B/E acquired all of the stock of Nordskog Industries ("Nordskog"); (iii) on August 26, 1993, B/E acquired all of the stock of Acurex Corporation ("Acurex"); and (iv) on October 13, 1993, B/E acquired substantially all of the assets of Philips Airvision ("Airvision"). On January 24, 1996, the Company acquired all of the stock of Burns Aerospace Corporation ("Burns"). The financial data as of and for the fiscal years ended February 28, 1998, February 22, 1997, February 24, 1996, February 25, 1995 and February 26, 1994 have been derived from financial statements which have been audited by B/E's independent auditors. The following financial information is qualified by reference to, and should be read in conjunction with, the B/E financial statements, including notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report.


                                                                                    FISCAL YEAR ENDED
                                                        ------------------------------------------------------------------------
                                                        Feb. 28,          Feb. 22,       Feb. 24,       Feb. 25,        Feb. 26,
                                                         1998               1997         1996 (c)         1995            1994
                                                         ----               ----         --------         ----            ----
STATEMENTS OF OPERATIONS DATA:
Net sales ......................................      $ 487,999          $ 412,379      $ 232,582       $ 229,347       $ 203,364
Cost of sales ..................................        309,094            270,557        160,031         154,863         136,307
                                                      ---------          ---------      ---------       ---------       ---------
Gross profit ...................................        178,905            141,822         72,551          74,484          67,057
Operating expenses:
  Selling, general and administrative ..........         58,622             51,734         42,000          31,787          28,164
  Research, development and engineering ........         45,685             37,083      58,327 (d)         12,860           9,876
  Amortization .................................         11,265             10,607          9,499           9,954           7,599
  Other expenses ...............................          4,664(a)              --      4,170 (e)       23,736 (e)             --
                                                      ---------          ---------      ---------       ---------       ---------
Operating earnings (loss) ......................         58,669             42,398        (41,445)         (3,853)         21,418
Interest expense, net ..........................         22,765             27,167         18,636          15,019          12,581
                                                      ---------          ---------      ---------       ---------       ---------
  Earnings (loss) before income taxes (benefit),
    extraordinary item and cumulative effect of
    accounting change ..........................         35,904             15,231        (60,081)        (18,872)          8,837
Income taxes (benefit) .........................          5,386              1,522             --          (6,806)          3,481
                                                      ---------          ---------      ---------       ---------       ---------
Earnings (loss) before extraordinary item and
    cumulative effect of accounting change .....         30,518             13,709        (60,081)        (12,066)          5,356
Extraordinary item .............................      8,956 (b)                 --             --              --              --
                                                      ---------          ---------      ---------       ---------       ---------
Earnings (loss) before cumulative effect of
   accounting change ...........................         21,562             13,709        (60,081)        (12,066)          5,356
Cumulative effect of accounting change .........             --                 --        (23,332)             --              --
                                                      ---------          ---------      ---------       ---------       ---------
Net earnings (loss) ............................      $  21,562          $  13,709      $ (83,413)      $ (12,066)      $   5,356
                                                      =========          =========      =========       =========       =========
Basic earnings (loss) per share (f):
Earnings (loss) before extraordinary Item and
   cumulative effect of change in accounting
   principle ...................................      $    1.36          $     .77      $   (3.71)      $    (.75)      $     .35
Extraordinary item .............................           (.40)                --             --              --              --
Cumulative effect of accounting change .........             --                 --      (1.44) (d)             --              --
                                                      ---------          ---------      ---------       ---------       ---------
Net earnings (loss) ............................      $     .96          $     .77      $   (5.15)      $    (.75)      $     .35
                                                      =========          =========      =========       =========       =========
Weighted average common  shares ................         22,442             17,692         16,185          16,021          15,438
Diluted earnings (loss) per share (f):
Earnings (loss) before extraordinary Item and
  cumulative effect of change in accounting
  principle ....................................      $    1.30          $     .72      $   (3.71)      $    (.75)      $     .34
Extraordinary item .............................           (.38)                --             --              --              --
Cumulative effect of accounting change .........             --                 --      (1.44) (d)             --              --
                                                      ---------          ---------      ---------       ---------       ---------
Net earnings (loss) ............................      $     .92          $     .72      $   (5.15)      $    (.75)      $     .34
                                                      =========          =========      =========       =========       =========
Weighted average common  shares ................         23,430             19,097         16,185          16,021          15,623
BALANCE SHEET DATA (END OF PERIOD):
Working capital ................................      $ 262,504          $ 122,174      $  41,824       $  76,563       $  76,874
Total assets ...................................        681,757            491,089        433,586         379,954         375,009
Long-term debt .................................        349,557            225,402        273,192         172,693         159,170
Stockholders' equity ...........................        196,775            165,761         44,157         125,331         133,993

                               FOOTNOTES TO TABLE

(a) In fiscal 1998, the Company resolved a long-running dispute with the U.S. Government over export sales between 1992 and 1995 to Iran Air. The Company recorded a charge of $4,664 in fiscal 1998 related to fines, civil penalties and associated legal fees arising from the settlement.

(b) The Company incurred an extraordinary charge of $8,956 during fiscal 1998 for unamortized debt issue costs, tender and redemption premiums and fees and expenses related to the repurchase of its 9 3/4% Senior Notes.

(c) On January 24, 1996, the Company acquired all of the stock of Burns, an industry leader in commercial aircraft seating. The acquisition of Burns was accounted for as a purchase, and the results of Burns are included in B/E's historical financial data from the date of acquisition.


(d) In fiscal 1996, the Company changed its method of accounting relating to the capitalization of precontract engineering costs that were previously included as a component of inventories and amortized to earnings as the product was shipped. Effective February 24, 1995, such costs have been charged to research, development and engineering and expensed as incurred and, as a result, periods prior to fiscal 1996 are not comparable. In connection with such change in accounting, the Company recorded a charge to earnings of $23,332. See Note 2 of Notes to Consolidated Financial Statements.


(e) In fiscal 1996, in conjunction with the Company's rationalization of its seating business and as a result of the Burns acquisition, the Company recorded a charge to earnings of $4,170 related to costs associated with the integration and consolidation of the Company's European seating operations. In fiscal 1995, the Company charged to earnings $23,736 of expenses primarily related to intangible assets and inventories associated with the Company's earlier generations of passenger entertainment systems.

(f) During fiscal year 1998, the Company adopted Statement of Financial Accounting Standard No. 128, Earnings per Share, and, accordingly, has restated earnings per share for all periods presented.

                  [Remainder of page intentionally left blank]

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" includes forward-looking statements which involve risks and uncertainties. The Company's actual experience may differ materially from that anticipated in such statements. Factors that might cause such a difference include, but are not limited to, those discussed in "Risk Factors" contained in
Exhibit 99.1 hereto, as well as future events that have the effect of reducing the Company's operating income and available cash balances, such as unexpected operating losses or delays in the integration of the Company's seating business, the delivery of the Company's MDDS interactive video system, customer delivery requirements, new or expected refurbishments, or cash expenditures related to possible future acquisitions.

(In thousands, except share and per share data)

INTRODUCTION

      B/E is the world's largest manufacturer of interior products for commercial and general aviation aircraft cabins, serving virtually all major airlines and general aviation aircraft owners and original equipment manufacturers with a broad line of products, including aircraft seats, a full line of food and beverage preparation and storage equipment, Interior Systems structures, oxygen delivery systems and related products, and in-flight entertainment systems. In addition, B/E provides upgrade, maintenance and repair services for the products which it manufactures as well as for those supplied by other manufacturers.

   B/E's revenues are generally derived from two primary sources: refurbishment or upgrade programs for the existing worldwide fleets of commercial and general aviation aircraft, and new aircraft deliveries. B/E believes its large installed base of products, estimated to be approximately $3.7 billion (valued at replacement prices as of February 28, 1998), gives it a significant advantage over competitors in obtaining orders for refurbishment programs, principally due to the airlines' tendency to purchase equipment for such programs from the original supplier. With the exception of spare parts sales, B/E's revenues are generated from programs which may vary significantly from year to year in terms of size, mix of products and length of delivery. As a result, B/E's revenues and margins may fluctuate from period to period based upon the size and timing of the programs and the type of products sold. Historically, B/E experienced certain trends in its two revenue drivers: as the airlines took deliveries of large numbers of new aircraft, refurbishment programs as a percentage of revenues declined and, similarly, when new aircraft deliveries declined, refurbishment programs tended to increase in number and size. During the most recent airline industry recession, which ended in 1994, the airlines significantly depleted their cash reserves and incurred record losses. In an effort to improve their liquidity, the airlines conserved cash by reducing or deferring cabin interior refurbishment and upgrade programs and purchases of new aircraft. As a result, in contrast with historical experience, B/E experienced declines in the number of both new orders and refurbishments.

   Since early 1994, the airlines have experienced a significant turnaround in operating results, with the domestic airline industry achieving record operating earnings during calendar years 1995 through 1997. Consequently, during fiscal 1998, B/E has experienced significant growth in backlog of seating and interior systems products, and has experienced significant growth in revenues and operating earnings. This growth is a reflection of the airlines' need to begin refurbishing worn fleets and their ability to do so as a result of the strengthening of the airlines' balance sheets.

        B/E has substantially expanded the size, scope and nature of its business as a result of a number of acquisitions. During the fiscal year ended February 26, 1994, B/E completed the following acquisitions: (i) on April 29, 1993, the Company acquired, through a Dutch holding company, all of the capital stock of Inventum, a supplier of galley inserts including ovens, beverage makers and water boilers to airlines located primarily in Europe and the Pacific Rim;
(ii) on August 23, 1993, the Company acquired all of the capital stock of Nordskog, an industry pioneer in galley structures and inserts; (iii) on August 26, 1993, the Company acquired all of the capital stock of Acurex, the leading worldwide supplier of commercial aircraft refrigeration products; and (iv) on October 13, 1993, the Company acquired substantially all of the assets and certain of the liabilities of Airvision, a manufacturer of in-flight entertainment equipment. On January 24, 1996, the Company acquired all of the stock of Burns, an industry leader in commercial aircraft seating. On April 13, 1998, the Company acquired substantially all of the assets and assumed certain of the liabilities of Puritan Bennett Aero Systems Co., the leading manufacturer of commercial aircraft oxygen delivery systems, a leading manufacturer of passenger service unit components and systems, and a major supplier of air valves, overhead lights and switches, crew masks and protective breathing devices. On April 21, 1998, the Company acquired substantially all of the assets and assumed certain of the liabilities of Aircraft Modular Products, the leading manufacturer of cabin interior products for general aviation (business jet) and commercial type VIP aircraft. While the Company will continue to be susceptible to industry-wide conditions, management believes that the Company's significantly more diversified product line and revenue base achieved through acquisitions has reduced its exposure to demand fluctuations in any one product area.

   The Burns acquisition has had a significant impact on B/E's results of operations. Burns, with calendar 1995 revenues of $99,800, was one of the three leading North American suppliers of commercial aircraft passenger seats and had a base of airline customers that was largely complementary to that of B/E. B/E's and Burns' approximate share of the worldwide seating products market at the time of acquisition were approximately 30% and 20%, respectively, based on fiscal 1995 unit sales. By consolidating engineering, marketing, administration and manufacturing operations of the two companies, B/E has been able to reduce fixed costs, thereby enhancing its low-cost position.

   Over the last two fiscal years, the Company's gross margins have improved substantially, increasing from 31.2% in fiscal 1996 to 34.4% in fiscal 1997 and to 36.7% in fiscal 1998. The primary reasons for the improvement in gross margins include: (i) a Company-wide re-engineering program, which has resulted in higher employee productivity and better manufacturing efficiency; (ii) higher unit volumes; and (iii) a shift in product mix in all Groups toward higher margin products and services.

   B/E's business strategy is to maintain its market leadership position through various initiatives, including new product development. In fiscal 1998, research, development and engineering expenses totaled $45,685, or 9.4% of net sales, primarily consisting of costs related to the development of the MDDS and related Boeing line-fit expenditures, with the balance attributable to its seating and interior systems products businesses.

                  [Remainder of page intentionally left blank]

RESULTS OF OPERATIONS -- YEAR ENDED FEBRUARY 28, 1998 COMPARED TO YEAR ENDED FEBRUARY 22, 1997

     Sales for the year ended February 28, 1998 were $487,999 or 18% higher than sales of $412,379 in the prior year and reflected a 24% increase in product sales, offset by a $13,305 decline in service revenues (attributable to discontinued service lines of business). The increase in sales is attributable to substantially higher unit volume shipments of all the Company's products.

     Gross profit was $178,905 or 36.7% of sales, for the year ended February 28, 1998 and was $37,083 or 26% greater than the prior year's gross profit of $141,822 which represented 34.4% of sales. The increase in gross profit, while primarily the result of the higher sales volume, was also positively impacted by the 230 basis point improvement in gross margin.

     Selling, general and administrative expenses were $58,622 or 12% of sales for the year ended February 28, 1998. This was $6,888 or 13%, higher than the selling, general and administrative expenses for the prior year of $51,734 (12.5% of sales) and is primarily due to the higher level of sales and quotation activity as well as a higher level of customer service, product support and information technology activities.

     Research, development and engineering expenses were $45,685 or 9.4% of sales, for the fiscal year ended February 28, 1998. For the prior year, research, development and engineering expenses were $37,083 or 9.0% of sales. The increase in research, development and engineering was attributable to B/E's ongoing new product development programs, including costs related to the development of the MDDS and related Boeing line-fit expenditures.

     Amortization expense for the fiscal year ended February 28, 1998 of $11,265 was $658 or 6%, higher than the amount recorded in the prior year.

     Other expenses for the fiscal year ended February 28, 1998 consisted of a non-recurring charge of $4,664 related to the settlement of a dispute with the U.S. Government over certain export sales between 1992 and 1995. (See Item 3. "Legal Proceedings")

     Net interest expense was $22,765 for the year ended February, 28, 1998, or $4,402 less than the net interest expense of $27,167 recorded for the prior year, and is due to the decrease in the Company's long-term debt.

     The increase in gross profit offset by somewhat higher operating expenses and lower interest expenses in the current year resulted in earnings before income taxes, extraordinary item and cumulative effect of change in accounting principle of $35,904, an increase of $20,673 over the prior year.

     Income taxes for the year ended February 28, 1998 were $5,386 or 15% of earnings before income taxes as compared to $1,522 or 10% of earnings before income taxes in the prior year.

     Earnings before extraordinary item were $30,518 or $1.30 per share (diluted), which includes the $4,664 non-recurring charge related to the settlement of the dispute with the U.S. government, for the year ended February 28, 1998, as compared to $13,709 or $.72 per share (diluted) for the prior year.

      The Company incurred an extraordinary charge of $8,956 during fiscal 1998 for unamortized debt issue costs, tender and redemption premiums and fees and expenses related to the repurchase of its 9 3/4% Senior Notes.

     Net earnings were $21,562, or $.96 per share (basic) and $.92 per share (diluted), for the year ended February 28, 1998 as compared to $13,709, or $.77 per share (basic) and $.72 per share (diluted), for the prior year.

RESULTS OF OPERATIONS -- YEAR ENDED FEBRUARY 22, 1997 COMPARED TO YEAR ENDED FEBRUARY 24, 1996

      Sales for the year ended February 22, 1997 were $412,379, or 77% higher than sales of $232,582 for the comparable period in the prior year. The increase in sales is attributable to substantially higher volume shipments of all the Company's products and services as a result of improving industry conditions. Of the $179,797 increase in sales for the year, $103,800 was due to increased seating and services revenues directly related to the acquisition of Burns. Excluding the effect of the Burns acquisition, sales increased 33% year over year.

      Gross profit was $141,822, or 34.4% of sales, for the year ended February 22, 1997 and was $69,271 higher than gross profit for the comparable period in the prior year of $72,551, which represented 31.2% of sales. The increase in gross profit was primarily the result of the higher sales volumes and the mix of products and services sold.

      Selling, general and administrative expenses were $51,734, or 12.5% of sales, for the year ended February 22, 1997. This was $9,734 higher than selling, general and administrative expenses for the prior year of $42,000, or 18.1% of sales, principally due to the substantial increases in revenues and the acquisition of Burns.

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

      Net interest expense was $27,167 for the year ended February 22, 1997, or $8,531 higher than the net interest expense of $18,636 recorded for the comparable period in the prior year, and is due to the increase in the Company's long-term debt outstanding throughout most of fiscal 1997 as a result of the 9 7/8% Senior Subordinated Notes issued at the time of the Burns acquisition.

      Earnings before income taxes of $15,231 for the year ended February 22, 1997 were $75,312 more than the loss before income taxes of $60,081 in the prior year.

      Income taxes for the year ended February 22, 1997 were $1,522, or 10% of earnings before income taxes, as compared to no tax provision in fiscal 1996.

      Net earnings were $13,709, or $.77 per share (basic) and $.72 per share (diluted), for the year ended February 22, 1997 as compared to a net loss of $(83,413), or $(5.15) per share (basic and diluted) for the comparable period in the prior year, which included the cumulative effect of an accounting change of $23,332.

BOOKINGS AND BACKLOG INFORMATION

  On September 15, 1997, British Airways ("BA") notified the Company of its decision not to conduct a flight trial of B/E's MDDS interactive video system. BA ultimately selected a competitor's system for their in-flight entertainment equipment needs.

  As a result of BA's decision not to move forward with the interactive program, as of August 1997, the Company debooked approximately $155,000 of backlog related to the MDDS program. At February 28, 1998, the Company's backlog, after debooking the BA backlog, stood at approximately $560,000, which represents a year-to-year increase of approximately $140,000 or 33% versus the Company's backlog at the end of fiscal 1997, as similarly adjusted to exclude the amount then attributable to the BA MDDS backlog.

  Although the Company has debooked the BA backlog, the Company is continuing to complete the initial development and testing of the MDDS product and has completed line fit certification of its MDDS system on Boeing 747-400 aircraft and has delivered the first MDDS product to its launch customer, JAL, in April 1998. See "Business -- Products and Services."

LIQUIDITY AND CAPITAL RESOURCES

  The Company's liquidity requirements consist of working capital needs, for ongoing capital expenditures and scheduled payments of interest on its indebtedness. B/E's primary requirements for working capital have been directly related to increased accounts receivable and inventory levels as a result of revenue growth. B/E's working capital was $262,504 as of February 28,1998 (including approximately $136,000 of cash from the net proceeds from the Senior Subordinated Notes offering described below), as compared to $122,174 as of February 22, 1997.

  At February 28,1998 the Company's cash and cash equivalents were $164,685, as compared to $44,149 at February 22, 1997. Cash provided from operating activities during fiscal 1998 was $9,598 and cash used in operating activities during fiscal 1997 was $(10,591). The primary source of cash during fiscal 1998 was net earnings of $21,562, the extraordinary item of $8,956, non-cash charges for depreciation and amortization of $24,160 and increases in accounts payable of $3,972, offset by a use of cash of $43,262 related to increases in inventories and receivables and $31,627 related to net increases in other current and non-current assets and liabilities.

  In February 1998, the Company sold $250,000 of 8% Senior Subordinated Notes, (the "8% Notes"). In conjunction with the sale of the 8% Notes, the Company initiated a tender offer for the $125,000 of 9 3/4% Senior Notes due 2003 (the "9 3/4% Notes"). The net proceeds from the offering of approximately $240,419 were used (i) for the tender offer (which expired on February 25, 1998) in which approximately $101,800 of the 9 3/4% Notes were retired, (ii) to call the remaining 9 3/4% notes on March 16, 1998, and (iii) together with the proceeds from the Bank Credit Facility, to fund the acquisitions of AMP and PBASCO. The Company incurred an extraordinary charge of $8,956 for unamortized debt issue costs, tender and redemption premiums and fees and expenses related to the repurchase of the 9 3/4% Notes. Long term debt at February 28, 1998 consists of the remaining 9 3/4% Notes not retired in the tender offer, the 8% Notes and 9 7/8% Senior Subordinated Notes due 2006.

  In April 1998 the Company amended its credit facilities with The Chase Manhattan Bank by increasing the aggregate principal amount that may be borrowed thereunder to $200,000 (the "Bank Credit Facility"). The Bank Credit Facility consists of a $100,000 revolving credit facility and an acquisition facility of up to $100,000. The acquisition facility is amortizable over five years beginning in April 1999; the revolving credit facility expires in April 2004. The Bank Credit Facility is collateralized by the Company's accounts receivable and inventories and by substantially all of its other personal property. The Bank Credit Facility contains customary affirmative covenants, negative covenants and conditions of borrowing. At February 28, 1998, indebtedness under the then-existing Bank Credit Facility consisted of letters of credit amounting to approximately $4,500.

  The Company's capital expenditures were $28,923 and $14,471 during fiscal 1998 and 1997, respectively. The increase in capital expenditures was primarily attributable to (i) the development of a new management information system to replace the Company's existing systems, many of which were inherited in acquisitions, and (ii) expenditures for plant modernization. The management information system is expected to be installed over the next 18 months and will be year 2000 compliant. The Company anticipates ongoing annual capital expenditures of approximately $30,000 for the next several years to be in line with the expanded growth in business and the recent acquisitions.

  The Company believes that the cash flow from operations, proceeds from the 8% Notes and availability under the Bank Credit Facility will provide adequate funds for its working capital needs, planned capital expenditures and debt service requirements through the term of the Bank Credit Facility. The Company believes that it will be able to refinance the Bank Credit Facility prior to its termination, although there can be no assurance that it will be able to do so. The Company's ability to fund its operations, make planned capital expenditures, make scheduled payments and refinance its indebtedness depends on its future operating performance and cash flow, which, in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond its control.

YEAR 2000 COSTS

      The Company has recognized the need to ensure that its computer systems will not be adversely affected by the upcoming calendar year 2000. The Company has assessed how it may be impacted by Year 2000 and has formulated and commenced implementation of a comprehensive plan to address known issues as they relate to its information systems. The plan, as it relates to information systems, involves a combination of software modification, upgrades and replacement. The Company estimates that the cost of Year 2000 compliance for its information systems will not have a material adverse effect on the future consolidated results of operations of the Company. However, the Company cannot measure the impact that the Year 2000 issue will have on its vendors, suppliers, customers and other parties with which it conducts its business.

INDUSTRY CONDITIONS

  The Company's principal customers are the world's commercial airlines. As a result, the Company's business is directly dependent upon the conditions in the commercial airline industry. In the late 1980s and early 1990s the world airline industry suffered a severe downturn which resulted in record losses and several air carriers seeking protection under bankruptcy laws. As a consequence, during such period, airlines sought to conserve cash by reducing or deferring scheduled cabin interior refurbishment and upgrade programs and delaying purchases of new aircraft. This led to a significant contraction in the commercial aircraft cabin interior products industry, and a decline in the Company's business and profitability. The airline industry has now experienced five consecutive years of profitability including record profitability in each of the last three calendar years. This financial turnaround has, in part, been driven by record load factors, rising fare prices and declining fuel costs. The airlines have substantially restored their balance sheets through cash generated from operations and debt and equity placements. As a result, the levels of airline spending on refurbishment and new aircraft purchases have expanded. However, due to the volatility of the airline industry there can be no assurance that the current profitability of the airline industry will continue or that the airlines will maintain or increase expenditures on cabin interior products for refurbishments or new aircraft.

  In addition, the airline industry is undergoing a process of consolidation and significantly increased competition. Such consolidation could result in a reduction in future aircraft orders as overlapping routes are eliminated and airlines seek greater economics through higher aircraft utilization. Increased airline competition may also result in airlines seeking to reduce costs by producing greater price competition from airline cabin interior products manufacturers, thereby adversely affecting the Company's margins.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information required by this section is set forth on pages F-1 through F-20 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Information set forth under the caption "Election of Directors" in the Proxy Statement to be filed with the Commission in connection with Company's 1998 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated by reference herein.

      Information relating to the executive officers of the Company is set forth in Part I of this report under the caption "Executive Officers of the Registrant."

ITEM 11.  EXECUTIVE COMPENSATION

      Information set forth under the caption "Executive Compensation" in the Proxy Statement is incorporated by reference herein. The Compensation Committee Report and the Performance Graph included in the Proxy Statement are not incorporated herein.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Information set forth under the caption "Beneficial Ownership of Shares" in the Proxy Statement is incorporated by reference herein.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Information set forth under the caption "Certain Transactions" in the Proxy Statement is incorporated by reference herein.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

1.  Financial Statements (See page F-1).

         Consolidated Balance Sheets, February 28, 1998 and February 22, 1997.

         Consolidated Statements of Operations for the Years Ended February 28, 1998, February 22, 1997 and February 24, 1996.

         Consolidated Statements of Stockholders' Equity for the Years Ended February 28, 1998, February 22, 1997 and February 24, 1996.

         Consolidated Statements of Cash Flows for the Years Ended February 28, 1998, February 22, 1997 and February 24, 1996.

         Notes to Consolidated Financial Statements for the Years Ended February 28, 1998, February 22, 1997 and February 24, 1996.

2. Financial Statement Schedules (See page F-20).

         Schedule II - Valuation and Qualifying Accounts for the Years Ended February 28, 1998, February 22, 1997 and February 24, 1996.

Exhibits - The following is a list of exhibits.

Exhibit Number                        Description

Exhibit 3           Articles of Incorporation and By-Laws


3.1                 Amended and Restated Certificate of Incorporation (1)


3.2                 Certificate of Amendment of the Restated Certificate of
                    Incorporation (2)


3.3                 Amended and Restated By-Laws


Exhibit 4 Instruments defining the rights of security holders, including debentures


4.1                 Specimen Common Stock Certificate (1)


4.2 Form of Note for the Registrant's Series B 9-7/8% Senior Subordinated Notes (3)


4.3 Indenture dated January 24, 1996 between Fleet National Bank, as trustee, and the Registrant relating to the Registrant's 9-7/8% Senior Subordinated Notes and Series B 9-7/8% Senior Subordinated Notes (3)


4.4 Indenture dated February 13, 1998 for the Registrant's issue of 8% Senior Subordinated Notes (4)


4.5                 Form of Note for the Registrant's 8% Senior Subordinated
                    Notes (4)


4.6 Form of Stockholders' Agreement by and among the Registrant, Summit Ventures II, L.P., Summit Investors II, L.P. and Wedbush Capital Partners (5)


Exhibit 10(i)       Material Contracts


10.1 Supply Agreement dated as of April 17, 1990 between the Registrant and Applied Extrusion Technologies, Inc. (1)


10.2 Amended and Restated Credit Agreement (the "Chase Credit Agreement"), dated as of May 18, 1994 among the Registrant, the banks named therein and The Chase Manhattan Bank, N.A. as Agent (6)10.3


10.3                Amendment No. 1 dated May 18, 1994 to the Chase Credit
                    Agreement (7)


10.4                Second Amended and Restated Chase Credit Agreement dated
                    January 19, 1996 (3)


10.5                Third Amended and Restated Chase Credit Agreement dated May
                    29, 1997 (4)

10.6                Fourth Amended and Restated Chase Credit Agreement dated
                    April 3, 1998

10.7 Receivables Sales Agreement dated January 24, 1996 among the Registrant, First Trust of Illinois, N.A. and Centrally Held Eagle Receivables Program, Inc. (3)


10.8 Escrow Agreement dated January 24, 1996 among the Registrant, Eagle Industrial Product Corporation and First Trust of Illinois, N.A. as Escrow Agent (3)


10.9 Acquisition Agreement dated as of December 14, 1995 by and among the Registrant, Eagle Industrial Products Corporation, Eagle Industries, Inc. and Great American Management and Investment, Inc. (8)


10.10 Asset Purchase Agreement dated as of April 16, 1998 by and between Stanford Aerospace Group, Inc. and the Registrant
                    (9)


10.11 Stock Purchase Agreement dated as March 31, 1998 by and between the Registrant and Puritan-Bennet Corporation (10)


Exhibit 10(ii)      Leases


10.12 Lease dated May 15, 1992 between McDonnell Douglas Company, as lessor, and the Registrant, as lessee, relating to the Irvine, California property (2)


10.13 Lease dated September 1, 1992 relating to the Wellington, Florida property (2)


10.14 Chesham, England Lease dated October 1, 1973 between Drawheath Limited and The Peninsular and Oriental Steam Navigation Company (assigned in February 1985)


10.15 Utrecht, The Netherlands Lease dated December 15, 1988 between the Pension Fund Foundation for Food Supply Commodity Boards and Inventum


10.16 Utrecht, The Netherlands Lease dated January 31, 1992 between G.W. van de Grift Onroerend Goed B.V. and Inventum


10.17 Lease dated October 25, 1993 relating to the property in Longwood, Florida (6)


Exhibit 10(iii)     Executive Compensation Plans and Arrangements


10.18               Amended and Restated 1989 Stock Option Plan (11)


10.19               Directors' 1991 Stock Option Plan (11)


10.20               1990 Stock Option Agreement with Richard G. Hamermesh (11)

10.21               1990 Stock Option Agreement with B. Martha Cassidy (11)


10.22               1990 Stock Option Agreement with Jim C. Cowart (11)


10.23               1990 Stock Option Agreement with Petros A. Palandjian (11)


10.24               1990 Stock Option Agreement with Hansjorg Wyss (11)


10.25               1991 Stock Option Agreement with Amin J. Khoury (11)


10.26               1991 Stock Option Agreement with Jim C. Cowart (11)


10.27               1992 Stock Option Agreement with Amin J. Khoury (11)


10.28               1992 Stock Option Agreement with Jim C. Cowart (11)


10.29               1992 Stock Option Agreement with Paul W. Marshall (11)


10.30               1992 Stock Option Agreement with David Lahar (11)


10.31               United Kingdom 1992 Employee Share Option Scheme (2)


10.32               1994 Employee Stock Purchase Plan (12)


10.33 Employment Agreement dated as of January 1, 1992 between the Registrant and Amin J. Khoury (the "A. Khoury Agreement")


10.34               Amendment No. 2 dated as of April 1, 1996 to the A. Khoury
                    Agreement (13)


10.35 Employment Agreement dated as of March 1, 1992 between the Registrant and Robert J. Khoury (the "R. Khoury Agreement")


10.36               Amendment No. 2 dated as of January 1, 1996 to the R. Khoury
                    Agreement (13)


10.37 Employment Agreement dated as of March 1, 1992 between the Registrant and Marco Lanza (the "Lanza Agreement")


10.38               Amendment No. 1 dated as of January 1, 1996 to the Lanza
                    Agreement (13)


10.39 Employment Agreement dated as of April 1, 1992 between the Registrant and G. Bernard Jewell


10.40 Employment Agreement dated as of May 1, 1994 between the Registrant and Thomas P. McCaffrey (the "McCaffrey Agreement") (6)


10.41               Amendment No. 1 dated as of January 1, 1996 to the McCaffrey
                    Agreement (13)


10.42 Employment Agreement dated as of May 1, 1994 between the Registrant and Paul E. Fulchino (13)

10.43               BE Aerospace, Inc. Savings and Profit Sharing Plan and Trust
                    - - Financial Statements for the Ten Months Ended December 31, 1995 and the Year Ended February 28, 1995, Supplemental Schedules and Independent Auditors' Report


10.44 BE Aerospace, Inc. 1994 Employee Stock Purchase Plan -- Financial Statements as of February 29, 1996 and February 26, 1995; and for the Year Ended February 29, 1996 and the period from May 15, 1994 (inception) to February 28, 1995 and Independent Auditors' Report


Exhibit 21          Subsidiaries of the Registrant


Exhibit 23          Consent of Deloitte & Touche LLP


Exhibit 27          Financial Data Schedule for the Fiscal Year Ended
                    February 28, 1998


Exhibit 99.1        Risk Factors


(b) Reports on
Form 8-K            None


------------------------------

(1) Incorporated by reference to the Company's Registration Statement on Form S-1, as amended (No. 33-33689), filed with the Commission on March 7, 1990.

(2) Incorporated by reference to the Company's Registrant's Registration Statement on Form S-1, as amended (No. 33-54146), filed with the Commission on November 3, 1992.

(3) Incorporated by reference to the Company's Registration Statement on Form S-4 (No. 333-00433), filed with the Commission on January 26, 1996.

(4) Incorporated by reference to the Company's Registration Statement on Form S-4 (No. 333-47649) filed with the Commission on March 10, 1998.

(5) Incorporated by reference to the Company's Registration Statement on Form S-2 (No. 33-66490) filed with the Commission on July 23, 1993.

(6) Incorporated by reference to the Company's Annual Report on Form 10-K as amended for the Fiscal year ended February 26, 1994, filed with Commission on May 25, 1994.

(7) Incorporated by reference to the Company's Annual Report on Form 10-K, for the Fiscal year ended February 25, 1995, filed with the Commission on May 26, 1995.

(8) Incorporated by reference to the Company's Current Report on Form 8-K dated December 14, 1995 filed with the Commission on December 28, 1995.

(9) Incorporated by reference to the Company's Current Report on Form 8-K dated May 8, 1998, filed with the Commission on May 8, 1998.

(10) Incorporated by reference to the Company's Current Report on Form 8-K dated March 31, 1998, filed with the Commission on April 27, 1998.

(11) Incorporated by reference to the Company's Registration Statement on Form S-8 (No. 33-48119), filed with the Commission on May 26, 1992.

(12) Incorporated by reference to the Company's Registration Statement on Form S-8 (No. 33-82894), filed with the Commission on August 16, 1994.

(13) Incorporated by reference to the Company's Current Report on Form 8-K dated March 26, 1996, filed with the Commission on April 5, 1996.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               B/E AEROSPACE, INC.


                               By /s/ Robert J. Khoury
                                  -----------------------------------------
                                  Robert J. Khoury
                                  Vice Chairman and Chief Executive Officer
Dated:  May 27, 1998


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on May 27, 1998 by the following persons on behalf of the registrant in the capacities indicated.


     Signature                   Title


/s/ Amin J. Khoury               Chairman
    ----------------------
    Amin J. Khoury


/s/ Robert J. Khoury             Vice Chairman and  Chief Executive Officer
    ----------------------       and Director
    Robert J. Khoury


/s/ Paul E. Fulchino             President and Chief Operating Officer
    ----------------------       and Director
    Paul E. Fulchino


/s/ Thomas P. McCaffrey          Corporate Senior Vice President of
    ----------------------       Administration, Chief Financial Officer and
    Thomas P. McCaffrey          Assistant Secretary (principal financial and
                                 accounting officer)


/s/ Jim C. Cowart                Director
    ----------------------
    Jim C. Cowart


/s/ Richard G. Hamermesh         Director
    ----------------------
    Richard G. Hamermesh


/s/ Brian H. Rowe                Director
    ----------------------
    Brian H. Rowe


/s/ Hansjorg Wyss                Director
    ----------------------
    Hansjorg Wyss

                                  EXHIBIT INDEX

Exhibit No.                                 Description                     Page

3.3                 Amended and Restated By-Laws


10.6                Fourth Amended and Restated Chase Credit Agreement dated
                    April 3, 1998


10.14 Chesham, England Lease dated October 1, 1973 between Drawheath Limited and The Peninsular and Oriental Steam Navigation Company (assigned in February 1985)


10.15 Utrecht, The Netherlands Lease dated December 15, 1988 between the Pension Fund Foundation for Food Supply Commodity Boards and Inventum


10.16 Utrecht, The Netherlands Lease dated January 31, 1992 between G.W. van de Grift Onroerend Goed B.V. and Inventum


10.33 Employment Agreement dated as of January 1, 1992 between the Registrant and Amin J. Khoury (the "A. Khoury Agreement")


10.35 Employment Agreement dated as of March 1, 1992 between the Registrant and Robert J. Khoury (the "R. Khoury Agreement")


10.37 Employment Agreement dated as of March 1, 1992 between the Registrant and Marco Lanza (the "Lanza Agreement")


10.39 Employment Agreement dated as of April 1, 1992 between the Registrant and G. Bernard Jewell


10.43 BE Aerospace, Inc. Savings and Profit Sharing Plan and Trust -- Financial Statements for the Ten Months Ended December 31, 1995 and the Year Ended February 28, 1995, Supplemental Schedules and Independent Auditors' Report


10.44 BE Aerospace, Inc. 1994 Employee Stock Purchase Plan -- Financial Statements as of February 29, 1996 and February 26, 1995; and for the Year Ended February 29, 1996 and the period from May 15, 1994 (inception) to February 28, 1995 and Independent Auditors' Report


Exhibit 21          Subsidiaries of the Registrant


Exhibit 23          Consent of Deloitte & Touche LLP


Exhibit 27          Financial Data Schedule for the Fiscal Year Ended
                    February 28, 1998


Exhibit 99.1        Risk Factors

ITEM 8.  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE.
                                                                            Page


Independent Auditors' Report                                                 F-2

Financial Statements:

                    Consolidated Balance Sheets, February 28, 1998 and
                    February 22, 1997.                                       F-3

                    Consolidated Statements of Operations for the
                    Years Ended February 28, 1998, February 22,
                    1997 and February 24, 1996.                              F-4

                    Consolidated Statements of Stockholders' Equity
                    for the Years Ended February 28, 1998,
                    February 22, 1997 and February 24, 1996.                 F-5

                    Consolidated Statements of Cash Flows for the
                    Years Ended February 28, 1998, February 22,
                    1997 and February 24, 1996.                              F-6

                    Notes to Consolidated Financial Statements for the
                    Years Ended February 28, 1998, February 22,
                    1997 and February 24, 1996.                              F-7

Financial Statement Schedule:

                    Schedule II - Valuation and Qualifying Accounts
                    for the Years Ended February 28, 1998,
                    February 22, 1997 and February 24, 1996.               F-20


                  [Remainder of page intentionally left blank]

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
B/E Aerospace, Inc.
Wellington, Florida


   We have audited the accompanying consolidated balance sheets of B/E Aerospace, Inc. and subsidiaries as of February 28, 1998 and February 22, 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended February 28, 1998. Our audits also included the financial statement schedule on page F-21. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

   In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of B/E Aerospace, Inc. and subsidiaries as of February 28, 1998 and February 22, 1997 and the results of their operations and their cash flows for each of the three years in the period ended February 28, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


DELOITTE & TOUCHE LLP


Costa Mesa, California
April 15, 1998

CONSOLIDATED BALANCE SHEETS, FEBRUARY 28, 1998 AND FEBRUARY 22, 1997 (Dollars in thousands, except share data)

ASSETS                                                                 1998            1997
------                                                                 ----            ----
CURRENT ASSETS:
    Cash and cash equivalents                                     $ 164,685      $   44,149
    Accounts receivable - trade, less allowance for doubtful
       accounts of $2,190 (1998) and $4,864 (1997)                   87,931          73,489
    Inventories, net                                                121,728          92,900
    Other current assets                                              7,869           2,781
                                                                  ---------        --------
       Total current assets                                         382,213         213,319
                                                                  ---------        --------


PROPERTY AND EQUIPMENT, net                                         103,821          87,888
INTANGIBLES AND OTHER ASSETS, net                                   195,723         189,882
                                                                  ---------       ---------
                                                                  $ 681,757       $ 491,089
                                                                  =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                             $   47,858      $   42,889
    Accrued liabilities                                              38,566          43,837
    Current portion of long-term debt                                33,285           4,419
                                                                 ----------       ---------
       Total current liabilities                                    119,709          91,145
                                                                 ----------       ---------

LONG-TERM DEBT                                                      349,557         225,402
DEFERRED INCOME TAXES                                                 1,207           1,667
OTHER LIABILITIES                                                    14,509           7,114

COMMITMENTS AND CONTINGENCIES                                             -               -

STOCKHOLDERS' EQUITY:
    Preferred stock, $.01 par value; 1,000,000 shares
       authorized; no shares outstanding                                  -               -
    Common stock, $.01 par value; 50,000,000 shares
       authorized; 22,891,918 (1998) and 21,893,392 (1997)
       shares issued and outstanding                                    229             219
    Additional paid-in capital                                      240,289         228,710
    Accumulated deficit                                             (40,724)        (62,286)
    Cumulative foreign exchange translation adjustment               (3,019)           (882)
                                                                 -----------    ------------
       Total stockholders' equity                                   196,775         165,761
                                                                 ----------     -----------
                                                                  $ 681,757      $  491,089
                                                                 ==========     ===========

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED FEBRUARY 28, 1998, FEBRUARY 22, 1997 AND FEBRUARY 24, 1996 (Dollars in thousands, except per share data)

                                                                               Year ended
                                                             ---------------------------------------------
                                                             February 28,     February 22,    February 24,
                                                                     1998             1997            1996
                                                                     ----             ----            ----
NET SALES                                                       $ 487,999        $ 412,379       $ 232,582

COST OF SALES                                                     309,094          270,557         160,031
                                                                ---------        ---------       ---------

GROSS PROFIT                                                      178,905          141,822          72,551
OPERATING EXPENSES:
    Selling, general and administrative                            58,622           51,734          42,000
    Research, development and engineering                          45,685           37,083          58,327
    Amortization of intangible assets                              11,265           10,607           9,499
    Other expenses                                                  4,664             --             4,170
                                                                ---------        ---------       ---------
       Total operating expenses                                   120,236           99,424         113,996
                                                                ---------        ---------       ---------


OPERATING EARNINGS (LOSS)                                          58,669           42,398         (41,445)
INTEREST EXPENSE, net                                              22,765           27,167          18,636
                                                                ---------        ---------       ---------

EARNINGS (LOSS) BEFORE INCOME TAXES, EXTRAORDINARY
     ITEM AND CUMULATIVE EFFECT OF CHANGE
     IN ACCOUNTING PRINCIPLE                                       35,904           15,231         (60,081)

INCOME TAXES                                                        5,386            1,522            --
                                                                ---------        ---------       ---------

EARNINGS (LOSS) BEFORE EXTRAORDINARY ITEM AND
     CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
     PRINCIPLE                                                     30,518           13,709         (60,081)

EXTRAORDINARY ITEM                                                  8,956             --              --
                                                                ---------        ---------       ---------

EARNINGS (LOSS) BEFORE CUMULATIVE EFFECT
    OF CHANGE IN ACCOUNTING PRINCIPLE                              21,562           13,709         (60,081)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                  --               --           (23,332)
                                                                ---------        ---------       ---------

NET EARNINGS (LOSS)                                             $  21,562        $  13,709       $ (83,413)
                                                                =========        =========       =========

BASIC EARNINGS (LOSS) PER SHARE:
    Earnings (loss) before extraordinary item and
      cumulative effect of change in accounting principle       $    1.36        $     .77       $   (3.71)
    Extraordinary item                                               (.40)            --              --
    Cumulative effect of change in accounting principle              --               --             (1.44)
                                                                ---------        ---------       ---------
    Net earnings (loss)                                         $     .96        $     .77       $   (5.15)
                                                                =========        =========       =========
    Weighted average common shares                                 22,442           17,692          16,185
                                                                =========        =========       =========

DILUTED EARNINGS (LOSS) PER SHARE:
Earnings (loss) before extraordinary item and
  cumulative effect of change in accounting principle           $    1.30        $     .72       $   (3.71)
Extraordinary item                                                   (.38)         --              --
Cumulative effect of change in accounting principle                  --               --             (1.44)
                                                                ---------        ---------       ---------
Net earnings (loss)                                             $     .92        $     .72       $    5.15)
                                                                =========        =========       =========
Weighted average common shares                                     23,430           19,097          16,185
                                                                =========        =========       =========

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED FEBRUARY 28, 1998, FEBRUARY 22, 1997 AND FEBRUARY 24, 1996 (in thousands)


                                              Common Stock          Additional       Retained          Currency      Total
                                              ------------            Paid-in        Earnings        Translation  Stockholders'
                                          Shares         Amount       Capital       (Deficit)         Adjustment     Equity
                                          ------         ------     ----------      ---------        -----------  -------------

Balance, February 25, 1995                16,096      $     160      $ 119,209      $   7,418         $  (1,456)      $ 125,331
   Sale of stock under
    employee stock purchase plan              74              1            403             --                --             404
   Exercise of stock options                 121              2            896             --                --             898
   Employee benefit plan
    matching contribution                    102              1            858             --                --             859
   Net loss                                   --             --             --        (83,413)               --         (83,413)
   Foreign currency translation
     adjustment                               --             --             --             --                78              78
                                       ---------      ---------      ---------      ---------         ---------       ---------
Balance, February 24, 1996                16,393            164        121,366        (75,995)           (1,378)         44,157
   Sale of stock under
     employee stock purchase plan             58             --            482             --                --             482
   Exercise of stock options               1,362             14         11,650             --                --          11,664
   Employee benefit plan
    matching contribution                     75              1          1,316             --                --           1,317
   Sale of common stock
     under public offering                 4,005             40         93,896             --                --          93,936
   Net earnings                               --             --             --         13,709                --          13,709
   Foreign currency translation
     adjustment                               --             --             --             --               496             496
                                       ---------      ---------      ---------      ---------         ---------       ---------
Balance, February 22, 1997                21,893            219        228,710        (62,286)             (882)        165,761
   Sale of stock under
    employee stock purchase plan              88              1          1,796             --                --           1,797
   Exercise of stock options                 852              9          8,106             --                --           8,115
   Employee benefit plan
    matching contribution                     59             --          1,677             --                --           1,677
   Net earnings                               --             --             --         21,562                --          21,562
   Foreign currency translation
    adjustment                                --             --             --             --            (2,137)         (2,137)
                                       ---------      ---------      ---------      ---------         ---------       ---------
Balance, February 28, 1998                22,892      $     229      $ 240,289      $ (40,724)        $  (3,019)      $ 196,775
                                       =========      =========      =========      =========         =========       =========

See notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED FEBRUARY 28, 1998, FEBRUARY 22, 1997 AND FEBRUARY 24, 1996 (Dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:                                        1998              1997             1996
                                                                             ----              ----             ----

  Net earnings (loss)                                                     $  21,562        $  13,709        $ (83,413)
    Adjustments to reconcile net earnings (loss) to
      net cash flows provided by (used in) operating activities:
        Extraordinary item                                                    8,956               --               --
        Cumulative effect of accounting change                                   --               --           23,332
        Depreciation and amortization                                        24,160           24,147           18,435
        Deferred income taxes                                                  (460)             410           (3,453)
        Non cash employee benefit plan contributions                          1,677            1,317              859
    Changes in operating assets and liabilities, net of effects from acquisitions:
        Accounts receivable                                                 (14,665)         (19,366)           6,068
        Inventories                                                         (28,597)         (19,536)         (11,929)
        Other current assets                                                 (5,141)           5,059             (638)
        Accounts payable                                                      3,972           (4,767)           3,008
        Accrued and other liabilities                                        (1,866)         (11,564)          13,169
                                                                          ---------        ---------        ---------
Net cash flows provided by (used in) operating activities                     9,598          (10,591)         (34,562)
                                                                          ---------        ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Payments for purchase of property and equipment                        (28,923)         (14,471)         (13,656)
     Change in intangible and other assets                                  (15,686)          (1,331)          (5,914)
     Acquisitions                                                                --               --          (42,500)
                                                                          ---------        ---------        ---------
Net cash flows used in investing activities                                 (44,609)         (15,802)         (62,070)
                                                                          ---------        ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings (repayments) under revolving lines of credit              5,450          (38,882)           2,000
     Proceeds from issuance of stock, net of expenses                        11,611          106,082            1,302
     Principal payments on long-term debt                                  (101,808)         (11,968)            (942)
     Proceeds from long-term debt                                           240,419             --            101,252
                                                                          ---------        ---------        ---------
Net cash flows provided by financing activities                             155,672           55,232          103,612
                                                                          ---------        ---------        ---------

Effect of exchange rate changes on cash flows                                  (125)             (66)              77
                                                                          ---------        ---------        ---------

Net increase in cash and cash equivalents                                   120,536           28,773            7,057
Cash and cash equivalents, beginning of year                                 44,149           15,376            8,319
                                                                          ---------        ---------        ---------
Cash and cash equivalents, end of year                                    $ 164,685        $  44,149        $  15,376
                                                                          =========        =========        =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid (received) during year for:
      Interest, net                                                       $  25,065        $  26,097        $  16,967
      Income taxes                                                            5,012            1,209           (3,292)

SCHEDULE OF NON-CASH TRANSACTIONS:


  Liabilities assumed and accrued acquisition
    costs incurred in connection with the
       acquisitions                                                              --               --           27,532


See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED FEBRUARY 28, 1998, FEBRUARY 22, 1997 AND FEBRUARY 24, 1996 (Dollars in thousands, except per share data)

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Organization and Basis of Presentation -- B/E Aerospace, Inc. ("B/E" or the "Company") operates in a single business segment and designs, manufactures, sells and services a broad line of commercial aircraft cabin interior products consisting of a broad range of aircraft seating products, passenger entertainment and service systems, and interior systems products, including structures as well as all food and beverage storage and preparation equipment. The Company's customers are the world's commercial airlines. As a result, the Company's business is directly dependent upon the conditions in the commercial airline industry.

   Consolidation -- The accompany consolidated financial statements include the accounts of B/E Aerospace, Inc., its wholly owned and majority owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

   Use of Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   Income Taxes -- In accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, the Company provides deferred income taxes for temporary differences between amounts of assets and liabilities recognized for financial reporting purposes and such amounts recognized for income tax purposes.

   Warranty Costs -- Estimated costs related to product warranties are accrued at the time products are sold.

   Revenue Recognition -- Sales of assembled products, equipment or services are recorded on the date of shipment or, if required, upon acceptance by the customer. Revenues and costs under certain long-term contracts are recognized using contract accounting. The Company sells its products primarily to airlines worldwide, including occasional sales collateralized by letters of credit. The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses. Actual losses have been within management's expectations.

   Cash Equivalents -- The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

   Intangible Assets -- The Company accounts for the impairment and disposition of long-lived assets in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". In accordance with SFAS No. 121, long-lived assets to be held are reviewed for events or changes in circumstances which indicate that their carrying value may not be recoverable. The Company periodically evaluates the carrying value of the intangible assets versus the cash benefit expected to be realized and adjusts for any impairment of value.

   Research and Development -- Research and development expenditures are expensed as incurred.

   Stock-Based Compensation -- In October 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123, "Accounting for Stock-Based Compensation", which became effective for the Company beginning during fiscal 1997. SFAS No. 123 requires extended disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply Accounting Principles Board ("APB") Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company continues to apply APB Opinion No. 25 to its stock-based compensation awards to employees and discloses the required pro forma effect on net income and earnings per share. See Note 12.

   Earnings (Loss) Per Share -- In fiscal 1998, the Company adopted SFAS No. 128, "Earnings Per Share". Basic earnings per common share calculations are determined by dividing earnings available to common shareholders by the weighted average number of shares of common stock. Diluted earnings per share are determined by dividing earnings available to common shareholders by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding (all related to outstanding stock options discussed in Note 12). The Company's reported primary earnings per share for fiscal 1997 have been restated to comply with the requirements of SFAS No. 128. The effect on previously reported earnings per share for fiscal 1997 was as follows:

     Primary earnings per share as reported                $  .72
     Effect of SFAS No. 128                                   .05
                                                           -------
     Basic EPS as restated                                 $  .77
                                                           ======

SFAS No. 128 had no impact on the Company's reported loss per share for fiscal 1996.

   Comprehensive Income - During 1997 the FASB issued SFAS No. 130, "Reporting Comprehensive Income", which established standards for the reporting and displaying of comprehensive income. Comprehensive income is defined as all changes in a Company's net assets except changes resulting from transactions with shareholders. It differs from net income in that certain items currently recorded to equity would be a part of comprehensive income. Comprehensive income must be reported in a financial statement with the cumulative total presented as a component of equity. This statement will be adopted by the Company in its fiscal 1999 quarterly financial statements.

   Segment Information - In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which will be effective for the Company beginning March 1, 1998. SFAS No. 131 redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating segments. The Company believes the segment information required to be disclosed under SFAS No. 131 will be more comprehensive than previously provided, including expanded disclosure of income statement and balance sheet items. The Company has not yet completed its analysis of which operating segments it will report on.

     Pensions and Other Postretirement Benefits -- In February 1998, FASB issued SFAS No. 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits", which is effective for annual and interim periods beginning after December 15, 1997. This statement standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis and eliminates certain disclosures that are no longer as useful as they were under previous statements.

   Foreign Currency Translation -- In accordance with the provisions of SFAS No. 52, "Foreign Currency Translation", the assets and liabilities located outside the United States are translated into U.S. dollars at the rates of exchange in effect at the balance sheet dates. Income and expense items are translated at the average exchange rates prevailing during the period. Gains and losses resulting from foreign currency transactions are recognized currently in income, and those resulting from translation of financial statements are accumulated as a separate component of stockholders' equity.

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

3.     ACQUISITIONS

   On January 24, 1996, the Company acquired all of the outstanding capital stock of Burns Aerospace Corporation, which designs, manufactures, sells and services aircraft seating products to commercial airlines worldwide. The aggregate acquisition cost of $70,032 includes the payment of $42,500 to the seller and the assumption of approximately $27,532 of liabilities, including related acquisition costs and certain liabilities arising from the acquisition. Funds for the acquisition were obtained from proceeds of the long-term debt issuance described in Note 8.

   The aggregate purchase price for the Burns acquisition has been allocated to the net assets acquired based on appraisals and management's estimates as follows:

      Receivables                                                   $ 11,396
      Inventories                                                     12,624
      Other current assets                                               806
      Property and equipment                                          21,695
      Intangible and other assets                                     23,511
                                                                   ---------
                                                                    $ 70,032
                                                                   =========

4.     INVENTORIES

   Inventories are stated at the lower of cost or market. Cost is determined using the weighted average cost method. Finished goods and work in process inventories include material, labor and manufacturing overhead costs. Inventories consist of the following:

                                                          1998          1997
                                                          ----          ----

      Raw materials                                  $  56,100      $ 45,947
      Work-in-process                                   59,036        39,024
      Finished goods                                     6,592         7,929
                                                     ---------       -------
                                                     $ 121,728      $ 92,900
                                                     =========      ========

                  [Remainder of page intentionally left blank]

5.     PROPERTY AND EQUIPMENT

   Property and equipment are stated at cost and depreciated and amortized generally on the straight-line method over their estimated useful lives of two to thirty years (term of lease as to leasehold improvements). Property and equipment consist of the following:

                                                                   Years                1998               1997
                                                                   -----                ----               ----

          Land, buildings and improvements                         10-30         $    45,951          $  42,966
          Machinery                                                 3-13              54,178             45,444
          Tooling                                                   3-10              24,771             17,179
          Furniture and equipment                                   2-10              26,815             18,327
                                                                                  ----------          ---------
                                                                                     151,715            123,916
          Less accumulated depreciation and amortization                             (47,894)           (36,028)
                                                                                  ----------          ---------
                                                                                   $ 103,821          $  87,888
                                                                                   =========          =========

6.     INTANGIBLES AND OTHER ASSETS

   Intangibles and other assets consist of the following:

                                                                        Straight-line
                                                                         Amortization
                                                                       Period (Years)       1998           1997
                                                                       --------------       ----           ----

                Covenants not-to-compete                                      14       $  10,195      $  10,198
                Product technology, production plans and drawings           7-20          60,577         59,484
                Replacement parts annuity                                     20          29,652         29,778
                Product approvals and technical manuals                       20          22,942         18,331
                Goodwill                                                      30          77,452         78,913
                Debt issue costs                                              10          16,789         13,431
                Trademarks and patents                                        20          10,491         10,820
                Other intangible assets                                     5-20          16,540          7,527
                Other assets                                                               4,277          6,744
                                                                                         -------      ---------
                                                                                         248,915        235,226
                         Less accumulated amortization                                   (53,192)       (45,344)
                                                                                      ----------     ----------
                                                                                       $ 195,723      $ 189,882
                                                                                       =========      =========

7.     ACCRUED LIABILITIES

   Accrued liabilities consist of the following:

                                                                                            1998           1997
                                                                                            ----           ----

           Accrued product warranties                                                 $    4,353     $    5,231
           Accrued salaries, vacation and related benefits                                17,022         12,868
           Accrued acquisition expenses                                                    1,190          5,488
           Accrued interest                                                                2,995          6,585
           Accrued income taxes                                                            5,373          6,563
           Other accrued liabilities                                                       7,633          7,102
                                                                                     -----------     ----------
                                                                                      $   38,566      $  43,837
                                                                                      ==========      =========

8.     LONG-TERM DEBT

   Long-term debt consists of the following:

                                                1998             1997
                                                ----             ----

8% Senior Subordinated Notes                 $ 249,375        $    --
9 7/8% Senior Subordinated Notes               100,000          100,000
9 3/4% Senior Notes                             23,192          124,411
Revolving lines of credit                       10,093            4,419
Other long-term debt                               182              991
                                                              ---------
                                               382,842          229,821
Less current portion of long-term debt         (33,285)          (4,419)
                                             ---------        ---------
                                             $ 349,557        $ 225,402
                                             =========        =========

8% SENIOR SUBORDINATED NOTES

   In February 1998, the Company sold $250,000 of 8% Senior Subordinated Notes, priced to yield 8.02% (the "8% Notes"). In conjunction with the sale of the 8% Notes, the Company initiated a tender offer for its 9 3/4% Notes. The net proceeds from the offering of approximately $240,419 were used for the tender offer (which expired on February 25, 1998) in which approximately $101,808 of the 9 3/4% Notes were retired; the remaining $23,192 of the 9 3/4% Notes were called on March 16, 1998. The Company incurred an extraordinary charge of $8,956 for unamortized debt issue costs, tender and redemption premiums and fees and expenses related to the repurchase of the 9 3/4% Notes.

   The 8% Senior Notes are unsecured senior subordinated obligations of the Company, are subordinated to all senior indebtedness of the Company and mature on March 1, 2008. Interest on the 8% Notes is payable semi-annually in arrears on March 1 and September 1 of each year. The 8% Notes are redeemable at the option of the Company, in whole or in part, on or after March 1, 2003 at predetermined redemption prices together with accrued and unpaid interest through the date of redemption. In addition, at any time prior to March 1, 2001, the Company may, at predetermined prices together with accrued and unpaid interest through the date of redemption, redeem up to 35% of the aggregate principal amount of the Notes originally issued with the net proceeds of one or more equity offerings, provided that at least 65% of the aggregate principal amount of the 8% Notes originally issued remains outstanding after the redemption. Upon a change of control (as defined), each holder of the 8% Notes may require the Company to repurchase such holder's 8% Notes at 101% of the principal amount thereof, plus accrued interest to the date of such purchase. The 8% Notes contain certain covenants, all of which were met by the Company as of February 28, 1998, including limitations on future indebtedness, restricted payments, transactions with affiliates, liens, dividends, mergers and transfers of assets.

9 7/8% SENIOR SUBORDINATED NOTES

   The 9 7/8% Senior Subordinated Notes (the "9 7/8% Notes") are unsecured senior subordinated obligations of the Company and are subordinated to all senior indebtedness of the Company and mature on February 1, 2006. Interest on the 9 7/8% Notes is payable semi-annually in arrears on February 1 and August 1 of each year. The 9 7/8% Notes are redeemable at the option of the Company, in whole or in part, at any time after February 1, 2001 at predetermined redemption prices together with accrued and unpaid interest through the date of redemption. Upon a change of control (as defined), each holder of the 9 7/8% Notes may require the Company to repurchase such holder's 9 7/8% Notes at 101% of the principal amount thereof, plus accrued and unpaid interest to the date of such purchase. The 9 7/8% Notes contain certain restrictive covenants, all of which were met by the Company as of February 28, 1998, including limitations on future indebtedness, restricted payments, transactions with affiliates, liens, dividends, mergers and transfers of assets.

9 3/4% SENIOR NOTES

   The 9 3/4% Senior Notes (the "9 3/4% Notes") are senior unsecured obligations of the Company, ranking equally with any future senior obligations of the Company. As described above, at February 28, 1998, $101,808 of the 9 3/4% Notes had been repurchased; the balance of the 9 3/4% Notes were redeemed in March 1998.

CREDIT FACILITIES

   In April 1998, the Company amended its credit facilities with the Chase Manhattan Bank by increasing the aggregate principal amount that may be borrowed thereunder to $200,000 (the "Bank Credit Facility"). The Bank Credit Facility consists of a $100,000 revolving credit facility and an acquisition facility of up to $100,000. The acquisition facility is amortizable over five years beginning April 1999; the revolving facility expires in April 2004. The Bank Credit Facility is collateralized by the Company's accounts receivable and inventories and by substantially all of its other personal property. The Bank Credit Facility contains customary affirmative covenants, negative covenants and conditions of borrowing, all of which were met by the Company as of February 28, 1998. At February 28, 1998, indebtedness under the then-existing Bank Credit Facility consisted of letters of credit amounting to approximately $4,500.

   Borrowings under the Bank Credit Facility currently bear interest at LIBOR plus 1.25% or prime (as defined). The interest to be charged on the Bank Credit Facility can increase or decrease based upon specified operating performance criteria set forth in the Bank Credit Facility Agreement. Amounts may be borrowed or repaid in $1,000 increments.

   FEEL, a subsidiary of the Company, has a short-term revolving line of credit agreement (the "FEEL Credit Agreement") which is collateralized by substantially all of the assets of FEEL. Aggregate borrowings outstanding under the FEEL Credit Agreement were approximately $10,093 as of February 28, 1998. The Company has guaranteed a portion of the indebtedness outstanding under the FEEL Credit Agreement.

   Inventum, another subsidiary of the Company, has a revolving line of credit agreement for approximately $1 million (the "Inventum credit agreement"). The Inventum Credit Agreement is collateralized by substantially all of the assets of Inventum. There were no borrowings outstanding under the Inventum Credit Agreement as of February 28, 1998.

       Maturities of long-term debt are as follows:

         Fiscal year ending February:
           1999                                                    $   33,285
           2000                                                           182
           2001                                                             -
           2002                                                             -
           2003                                                             -
         Thereafter                                                   349,375
                                                                    ---------
                                                                    $ 382,842
                                                                    =========


   Interest expense amounted to $25,834, $28,369 and $18,788 for the years ended February 28, 1998, February 22, 1997 and February 24, 1996, respectively.

9.     INCOME TAXES

   Income tax expense (benefit) consists of the following:

                                        1998           1997           1996
                                     -------        -------        -------
Current:
  Federal                            $  (920)       $  --          $ 1,972
  State                                 --             --              818
  Foreign                              6,766          1,112            663
                                     -------        -------        -------
                                       5,846          1,112          3,453
Deferred:
  Federal                             (3,666)         2,703         (2,635)
  State                                 (716)         1,550           (818)
  Foreign                               (460)           410           --
                                     -------        -------        -------
                                      (4,842)         4,663         (3,453)
 Change in Valuation Allowance         4,382         (4,253)          --
                                     -------        -------        -------
                                     $ 5,386        $ 1,522        $  --
                                     =======        =======        =======

   The difference between income tax expense (benefit) and the amount computed by applying the statutory U.S. federal income tax rate (35%) to the pretax earnings before change in accounting principle consists of the following:

                                                              1998            1997            1996
                                                          --------        --------        --------

Statutory U.S. federal income tax expense (benefit)       $  9,432        $  5,331        $(21,028)
Operating loss (with)/without tax benefit                   (6,114)         (6,164)         14,569
Foreign tax rate differential                                1,309           1,267           3,324
Goodwill amortization                                          537             566             558
Penalties                                                    1,050            --              --
Other, net                                                    (828)            522           2,577
                                                          --------        --------        --------
                                                          $  5,386        $  1,522        $   --
                                                          ========        ========        ========


   The tax effects of temporary differences and carryforwards that give rise to the Company's deferred income tax assets and liabilities consist of the following:

                                                       1998            1997
                                                   --------        --------

Accrued vacation                                   $  1,172        $  1,117
Inventory reserves                                    3,987           3,145
Acquisition reserves                                 (1,220)         (1,740)
Inventory costs capitalized for tax purposes          1,327           1,236
Bad debt reserves                                       579             948
Warranty reserve                                      2,440           1,452
Other                                                 1,731           1,723
                                                   --------        --------
     Net current deferred income tax asset           10,016           7,881
                                                   --------        --------

Intangible assets                                   (12,576)        (13,565)
Depreciation                                         (1,853)         (2,074)
Net operating loss carryforward                      27,462          26,309
Research credit carryforward                          3,285           2,941
                                                   --------        --------
Net noncurrent deferred income tax asset             16,318          13,611
                                                   --------        --------
Valuation allowance                                 (27,541)        (23,159)
                                                   --------        --------
     Net deferred tax liabilities                  $ (1,207)       $ (1,667)
                                                   ========        ========

   Due to uncertainty surrounding the realization of the benefits of its net deferred tax asset, the Company has established a valuation allowance of $27,541 against its otherwise recognizable net deferred tax asset.

   As of February 28, 1998, the Company had approximately $66,104 of federal operating loss carryforwards, which expire at various dates through 2011, federal research credit carryforwards of $3,285, which expire at various dates through 2011, and alternative minimum tax credit carryforwards of $410, which have no expiration date. Approximately $15,000 of the Company's net operating loss carryforward related to non-qualified stock options will be credited to additional paid-in-capital rather than income tax expense when utilized.

   The Company has not provided for any residual U.S. income taxes on the approximately $6,005 of earnings from its foreign subsidiaries because such earnings are intended to be indefinitely reinvested. Such residual U.S. income taxes, if provided for, would be immaterial.

   The Company's federal tax returns for the years ended February 24, 1996 and February 25, 1995 are currently under examination by the Internal Revenue Service. Management believes that the resolution of this examination will not have a material adverse effect on the Company's results of operations or its financial condition.

10.    COMMITMENTS AND CONTINGENCIES

   Leases -- The Company leases certain of its office, manufacturing and service facilities and equipment under operating leases, which expire at various times through February 2007. Rent expense for fiscal 1998, 1997 and 1996 was approximately $8,848, $7,021 and $2,943, respectively. Future payments under operating leases with terms currently greater than one year are as follows:

       Year ending February:
       1999                                              $  7,658
       2000                                                 6,398
       2001                                                 5,079
       2002                                                 2,495
       2003                                                 2,041
       Thereafter                                             796
                                                         --------
                                                         $ 24,467
                                                         ========

   Litigation -- The Company is a defendant in various legal actions arising in the normal course of business, the outcome of which, in the opinion of management, neither individually nor in the aggregate are likely to result in a material adverse effect to the Company's financial statements.

   Employment Agreements -- The Company has employment and compensation agreements with two key officers of the Company. One of the agreements provides for an officer to earn a minimum of $550 adjusted annually for changes in the consumer price index (as defined) per year through 2002, as well as a deferred compensation benefit equal to the aggregate annual compensation earned through termination and payable thereafter. Such deferred compensation will be payable in equal monthly installments over the same number of years it was earned. The other agreement provides for an officer to receive annual minimum compensation of $550, and an incentive bonus not to exceed 100% of the officer's then-current salary through 2001. In addition, when the officer terminates his employment, the Company is obligated to pay the officer annually, as deferred compensation, an amount equal to 100% of the officer's annual salary (as defined) for a period of ten years from the date of termination. Such deferred compensation has been accrued at the present value of the obligation at February 28, 1998.

   The Company has other employment agreements with certain key members of management that provide for aggregate minimum annual base compensation of $1,825 expiring on various dates through 1999.

   Supply Agreement -- The Company had a supply agreement with Applied Extrusion Technologies, Inc. ("AET"), a related party by way of common management. Under this agreement, which was terminated in September 1997, the Company agreed to purchase its requirements for certain component parts through March 1998 at a price that results in a 33 1/3% gross margin to AET. The Company's purchases under this contract for the years ended February 28, 1998, February 22, 1997 and February 24, 1996, were $1,743, $1,642 and $1,301, respectively.

11.    EMPLOYEE RETIREMENT PLAN

   In August 1988, the Company established a non-qualified contributory profit-sharing plan. This plan was amended to incorporate a 401(k) Plan which permits the Company to match a portion of employee contributions. Commencing in 1995, the Company's 401(k) Plan, was amended to permit the Company's matching contribution to be made in common stock of the Company. The Company recognized expenses of $1,677, $1,317 and $859 related to this plan for the years ended February 28, 1998, February 22, 1997 and February 24, 1996, respectively.

12.    STOCKHOLDERS' EQUITY

   Earnings (Loss) Per Share. The Company adopted No. SFAS No. 128 Earnings Per Share during fiscal year 1998. SFAS No. 128 establishes standards for computing and presenting basic and diluted earnings (loss) per share. All prior period earnings (loss) per share data have been restated to conform with SFAS No. 128. The following table sets forth the computation of basic and diluted earnings
(loss) per share for the years ended February 28, 1998, February 22, 1997 and February 26, 996:

                                                              1998           1997           1996
                                                          ========       ========       ========

Numerator - Net earnings (loss)                           $ 21,562       $ 13,709       $(83,413)
                                                          ========       ========       ========
Denominator:
Denominator for basic earnings (loss) per share -
   Weighted average shares                                  22,442         17,692         16,185
Effect of dilutive securities -
   Employee stock options                                      988          1,405              -
                                                          --------       --------       --------
Denominator for diluted earnings (loss) per share -
   Adjusted weighted average shares                         23,430         19,097         16,185
                                                          ========       ========       ========
Basic earnings (loss) per share                           $    .96       $    .77       $  (5.15)
                                                          ========       ========       ========
Diluted earnings (loss) per share                         $    .92       $    .72       $  (5.15)
                                                          ========       ========       ========



   Stock Option Plans. The Company has various stock option plans, including the 1989 Stock Option Plan, the 1991 Directors Stock Option Plan, the 1992 Share Option Scheme and the 1996 Stock Option Plan (collectively, the "Option Plans"), under which shares of the Company's Common Stock may be granted to key employees and directors of the Company. The Option Plans provide for granting key employees options to purchase the Company's Common Stock. Options are granted at the discretion of the compensation and stock option committee of the Board of Directors. Options granted generally vest at the rate of 25% per year from the date of grant and are exercisable to the extent vested and the option term cannot exceed ten years.

   The following table sets forth options granted, canceled, forfeited and outstanding:

                              February 28, 1998                 February 22, 1997                     February 26, 1996
                         ----------------------------      -----------------------------        ------------------------------


                                          Option Price                       Option Price                          Option Price
                                           Per Share                           Per Share                            Per Share
                          Options        (in dollars)         Options        (in dollars)         Options         (in dollars)
                         ---------       ------------       ----------       ------------        ----------       ------------
Outstanding,
  beginning of           2,447,425         .081-24.93        2,720,350         0.81-13.00        2,871,287         0.81-13.00
  period
Options granted          1,394,250        21.50-31.50        1,313,500        10.25-24.94          731,925         7.37-10.37

Options exercised         (852,174)       0.81-29.875       (1,361,925)       0.81-16.125         (139,750)         0.81-8.75

Options forfeited          (58,000)       7.63-29.875         (224,500)        7.38-16.13         (743,112)        7.00-13.00
                         ---------                          ----------                            --------
Outstanding, end
  of period              2,931,501         7.00-31.50        2,447,425          0.81-24.9         2,720,350         0.81-13.00
                         =========         ==========        =========        ===========         =========         ==========
Exercisable at end
  of year                1,317,503         7.00-31.50        1,374,927           0.81-4.9         2,223,225         0.81-13.00
                         =========         ==========        =========        ===========         =========         ==========

   At February 28, 1998, options were available for grant under each of the Company's option plans.

                                           Options Outstanding
                                           at February 28, 1998
 --------------------------------------------------------------------------------------------------------

                                    Weighted      Weighted Average        Options
     Range of          Options       Average         Remaining          Exercisable       Weighted Average
  Exercise Price     Outstanding  Exercise Price  Contractual Life  at February 28, 1998   Exercise Price
  --------------     -----------  --------------  ----------------  --------------------   --------------
                                                      (years)

$  7.00-$ 8.875       $691,800      $   8.36           5.82               623,675             $   8.35
$ 10.00-$19.00        $798,826      $  17.27           8.45               313,328             $  18.14
$ 21.50-$25.8125      $511,625      $  23.02           9.41               149,125             $  23.38
$ 29.875-$31.50       $929,250      $  29.89           9.46               231,375             $  29.89

   The estimated fair value of options granted during fiscal 1998 was $13.56 per share. The estimated fair value of options granted during fiscal 1997 was $16.60 per share. The Company applies APB Opinion No. 25 and related Interpretations in accounting for its stock option and purchase plans. Accordingly, no compensation cost has been recognized for its stock option plans and its stock purchase plan other than that described above. Had compensation cost for the Company's stock option plans and its stock purchase plans been determined consistent with SFAS No. 123, the Company's net earnings and net earnings per share for the year ended February 28, 1998 and February 22, 1997 would have been reduced to the pro forma amounts indicated in the following table:


                                                1998               1997
                                                ----               ----
Net earnings   -  as reported                 $21,562            $ 13,709
Net earnings   -  pro forma                   $13,232            $ 10,709
Net earnings per share  -  as reported        $   .92            $    .72
Net earnings per share  -  pro forma          $   .56            $    .56
Weighted average and pro forma
     weighted average common shares             23,430             19,097


   The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for options granted in 1998 and 1997: risk-free interest rates of 7.0% and 6.4%; expected dividend yields of 0.0%; expected lives of 3 years and 4 years; and expected volatility of 40% and 43%, respectively.

   The impact of outstanding non-vested stock options granted prior to fiscal 1997 has been excluded from the pro forma calculation; accordingly, the 1998 and 1997 pro forma adjustments are not indicative of future period pro forma adjustments, when the calculation will apply to all applicable stock options.

13.    EMPLOYEE STOCK PURCHASE PLAN

   The Company has established a qualified Employee Stock Purchase Plan, the terms of which allow for qualified employees (as defined) to participate in the purchase of designated shares of the Company's Common Stock at a price equal to the lower of 85% of the closing price at the beginning or end of each semi-annual stock purchase period. The Company issued 87,561 and 58,490 shares of common stock during fiscal 1998 and 1997 pursuant to this plan at an average price per share of $20.52 and $9.70, respectively.

14.    EXPORT SALES AND MAJOR CUSTOMERS

   Export sales from the United States to customers in foreign countries amounted to approximately $132,831, $153,423 and $61,717 in fiscal 1998, 1997 and 1996, respectively. Total sales to all customers in foreign countries amounted to approximately $232,691, $203,388 and $124,469 in fiscal 1998, 1997 and 1996, respectively. Total sales to Europe amounted to 23%, 29% and 18% in fiscal 1998, 1997 and 1996, respectively. Total sales to Asia amounted to 18%, 16% and 20% in fiscal 1998, 1997 and 1996, respectively. Major customers (i.e., customers representing more than 10% of total sales) change from year to year depending on the level of refurbishment activity and/or the level of new aircraft purchases by such customers. During the fiscal year ended February 28, 1998, one customer accounted for approximately 18% of the Company's sales. There were no major customers in fiscal 1997 or 1996.

15.    OTHER EXPENSES

   In January 1998, the Company resolved a long-running dispute with the U.S. Government over export sales between 1992 and 1995 to Iran Air. The dispute centered on shipments of aircraft seats and related spare parts for five civilian aircraft operated by Iran. Iran Air purchased the seats in 1992 and arranged for them to be installed by a contractor in France. At the time, Iran was not the subject of a U.S. trade embargo. In connection with its sale of seats to Iran Air, B/E applied for and was granted a validated export license by the U.S. Department of Commerce. Other expenses for the year ended February 28, 1998 relate to fines, civil penalties and associated legal fees arising from the settlement. Other expenses for the year ended February 24, 1996 relate to costs associated with the integration and consolidation of the Company's European seating business.

16.   FOREIGN OPERATIONS

     Geographic Area -- The Company operated principally in two geographic areas, the United States and Europe during the years ended February 28, 1998, February 22, 1997 and February 24, 1996. There were no significant transfers between geographic areas during the period. Identifiable assets are those assets of the Company that are identified with the operations in each geographic area.

   The following table presents net sales and operating income for the years ended February 28, 1998, February 22, 1997 and February 24, 1996, and identifiable assets as of February 28, 1998, February 22, 1997 and February 24, 1996 by geographic area.


                                  1998               1997               1996
                                  ----               ----               ----
Net Sales:

United States                  $ 365,957          $ 312,497          $ 169,830
Europe                           122,042             99,882             62,752
                               ---------          ---------          ---------
Total:                         $ 487,999          $ 412,379          $ 232,582
                               =========          =========          =========

OPERATING EARNINGS (LOSS):


United States                 $   38,928         $   33,834         $ (35,822)
Europe                            19,741              8,564            (5,623)
                               ---------          ---------          ---------
Total:                        $   58,669            $42,398         $ (41,445)
                               =========          =========          =========

IDENTIFIABLE ASSETS:

United States                  $ 541,675          $ 380,273          $ 332,832
Europe                           140,082            110,816            100,754
                               ---------          ---------          ---------
Total:                         $ 681,757          $ 491,089          $ 433,586
                               =========          =========          =========

17.    FAIR VALUE INFORMATION

   The following disclosure of the estimated fair value of financial instruments at February 28, 1998 and February 22, 1997 is made in accordance with the requirements of SFAS No. 107, "Disclosures about Fair Value of Financial Instruments". The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

   The carrying amounts of cash and cash equivalents, accounts receivable-trade, and accounts payable are a reasonable estimate of their fair values. At February 28, 1998, the Company's 8% Notes have a carrying value of $249,375 and fair value of $248,750, while the Company's 9 7/8% Notes have a carrying value of $100,000 and fair value of $107,500. Additionally, at February 28, 1998, the Company's 9 3/4% Notes have a carrying value of $23,192 and fair value of $24,410. The carrying amounts of other long-term debts approximate fair value because the obligations either bear interest at floating rates or compare favorably with fixed rate obligations that would be available to the Company.

   The fair value information presented herein is based on pertinent information available to management as of February 28, 1998. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since that date, and current estimates of fair value may differ significantly from the amounts presented herein.

18.    SELECTED QUARTERLY DATA (Unaudited)

       Summarized quarterly financial data for fiscal 1998 is as follows:

                                                                Year Ended February 28, 1998
                                             ---------------------------------------------------------------
                                                 First          Second            Third             Fourth
                                                Quarter         Quarter          Quarter            Quarter
                                                -------         -------          -------            -------

Sales                                        $   113,846       $ 119,843        $ 128,998        $   125,312
Gross profit                                      41,063          44,149           46,650             47,043
Earnings before extraordinary item                 6,943           8,077            9,432              6,066
Extraordinary item                                   --              --               --              (8,956)
                                             -----------       ---------        ---------        ------------
Net earnings (loss)                          $     6,943       $   8,077        $   9,432        $    (2,890)
                                             ===========       =========        =========        ============


Basic net earnings (loss) per share:
    Before extraordinary item                $       .32       $     .36        $     .41        $        27
    Extraordinary item                                              --                --                (.40)
                                             -----------       ---------        ---------        ------------
    Net earnings (loss) per share            $       .32       $     .36        $     .41        $      (.13)
                                             ===========       =========        =========        ============

Diluted net earnings (loss) per share:
    Before extraordinary item                $       .30       $     .34              .40        $       .26
    Extraordinary item                              --              --                --                (.38)
                                             -----------       ---------        ---------        ------------
    Net earnings (loss) per share            $       .30       $     .34              .40               (.12)
                                             ===========       =========        =========        ============




          Summarized quarterly financial data for fiscal 1997 is as follows:


                                                              Year Ended February 22, 1997
                                         ----------------------------------------------------------------
                                             First             Second             Third            Fourth
                                           Quarter            Quarter           Quarter           Quarter
                                         ---------          ---------         ---------         ---------

Sales                                    $  97,302          $ 103,026         $ 107,823         $ 104,228
Gross profit                                32,547             34,439            36,510            38,326
Net earnings                                 1,433              1,863             4,131             6,282
Net earnings per share - Basic                 .09                .11               .24               .30
Net earnings per share - Diluted               .08                .10               .22               .29

       SUBSEQUENT EVENTS (UNAUDITED)

           On April 13, 1998, the Company completed its acquisition of Puritan Bennett Aero Systems Co. ("PBASCO") for approximately $69,700 in cash and the assumption of liabilities aggregating approximately $2,810. PBASCO is the leading manufacturer of commercial aircraft oxygen delivery systems and passenger service unit components and systems, and is a major supplier of air valves, overhead lights and switches, crew masks and protective breathing devices for both commercial and general aviation aircraft. Based upon management's assumptions, a portion of the purchase price was allocated to purchased research and development that had not reached technological feasibility and had no future alternative use. During the first quarter of fiscal 1999, the Company will record a charge of approximately $37,000 for the acquisition of in-process research and development and acquisition related expenses.

           On April 21, 1998, the Company acquired substantially all of the Aircraft Modular Products (AMP) assets for approximately $118,000 in cash and assumed certain liabilities aggregating approximately $2,840. AMP is the leading manufacturer of cabin interior products for general aviation (business jet) and commercial - type VIP aircraft, providing a broad line of products including seating, sidewalls, bulkheads, credenzas, closets, galley structures, lavatories, tables and sofas; along with related spare parts. Based on management's assumptions, a portion of the purchase price was allocated to purchased research and development that had not reached technological feasibility and had no future alternative use. During the first quarter of fiscal 1999, the Company will record a charge of approximately $61,000 for the acquisition of in-process research and development and acquisition related expenses.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED FEBRUARY 28, 1998, FEBRUARY 22, 1997 AND FEBRUARY 24, 1996
 (Dollars in thousands)

                         BALANCE                                                 BALANCE
                         AT BEGINNING                                            AT END
                         OF YEAR       EXPENSES      OTHER        DEDUCTIONS     OF YEAR
DEDUCTED FROM ASSETS:
Allowance for doubtful
  accounts:
1998                     $ 4,864       $   481       $  --          $ 3,155       $ 2,190
1997                       4,973         2,144           (69)         2,184         4,864
1996                       4,034           162         1,449 (1)        672         4,973


Reserve for obsolete
 inventories:
1998                     $ 8,282       $ 9,973       $  --          $ 7,766       $10,489
1997                      19,785         4,583         1,758         17,844(2)      8,282
1996                      10,664         6,022         5,840(1)       2,741        19,785


INCLUDED IN LIABILITIES:
Accrued product
 warranties:
1998                     $ 5,231       $ 3,085       $  --          $ 3,963       $ 4,353
1997                       3,455         6,325          (156)         4,393         5,231
1996                       2,969         2,758           936 (1)      3,208         3,455

(1) Balances associated with the Burns acquisition.

(2) During fiscal 1997, the Company disposed of substantially all of the inventories which were fully reserved in fiscal years 1995 and 1996.