Form 10-K/A
period 1998-02-28
BE AEROSPACE INC
filed 1998-06-29
CIK 861361

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A

           [ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended February 28, 1998

           [   ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File No. 0-18348

                               BE AEROSPACE, INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                              06-1209796
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

1400 CORPORATE CENTER WAY, WELLINGTON, FLORIDA                     33414
  (Address of principal executive offices)                       (Zip Code)

(561) 791-5000
(Registrant's telephone number, including area code)

       Securities registered pursuant to Section 12(b) of the Act:  None

          Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 Par Value

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the registrant's voting stock held by non-affiliates was approximately $696,357,028 on May 20, 1998 based on the closing sales price of the registrant's Common Stock as reported on the Nasdaq National Market as of such date.

The number of shares of the registrant's Common Stock, $.01 par value, outstanding as of May 20, 1998 was 23,192,600 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

                                EXPLANATORY NOTE

This Form 10-K/A dated June 29, 1998 amends the registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1998 (the "1998 10-K") (filed with the Commission on May 29, 1998) as follows:

1. That portion of Item 7 (Management's Discussion and Analysis of Financial Condition and Results of Operations) is amended to replace the words "seating business" with "acquired businesses" in the third sentence of the first paragraph thereof.

2. The registrant initially intended to incorporate into its 1998 10-K, by reference to its definitive proxy statement to be filed with the Commission in connection with its 1998 Annual Meeting of Stockholders, the information required by Item 10 (Directors and Executive Officers of the Registrant), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management) and Item 13 (Certain Relationships and Related Transactions), provided that such definitive proxy statement was filed within 120 days after the end of the fiscal year. Each such item is amended to set forth in this Form 10-K/A the information required by such items.

ITEM 10   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Information relating to the executive officers of the registrant is set forth in Part I of the 1998 10-K under the caption "Executive Officers of the Registrant."

JIM C. COWART, 46 -- Mr. Cowart has been a Director of the Company since November 1989. Mr. Cowart is currently an independent investor and has been a principal of Cowart & Co. LLC and EOS Capital, Inc., private capital firms retained from time to time by the Company for strategic planning, competitive analysis, financial relations and other services. From January 1993 to November 1997, Mr. Cowart was the Chairman of the Board of Directors and Chief Executive Officer of Aurora Electronics, Inc. From 1987 until 1991, Mr. Cowart was a founding general partner of Capital Resource Partners, a private investment capital manager. Prior to such time, Mr. Cowart held various positions in investment banking and venture capital with Lehman Brothers, Shearson Venture Capital and Kidder, Peabody & Co.

PAUL E. FULCHINO, 51-- Mr. Fulchino was elected a Director and President and Chief Operating Officer of the Company effective April 1, 1996. From 1990 to 1996, Mr. Fulchino served as President and Vice Chairman of Mercer Management Consulting, Inc., an international general management consulting firm with over 1,100 employees. In addition to his management responsibilities as President of Mercer, Mr. Fulchino also had responsibility for advising clients throughout the world, particularly with respect to the transportation industry, including a number of major airlines.

BRIAN H. ROWE, 67 -- Mr. Rowe has been a Director of the Company since July 1995. He is currently Chairman Emeritus of GE Aircraft Engines, a principal business unit of the General Electric Company, where he also served as Chairman from September 1993 through January 1995 and as President from 1979 through 1993. Mr. Rowe is also a Director of the following companies: January 1980-Fifth Third Bank, an Ohio banking corporation; December 1994-Stewart & Stevenson Services, Inc., a custom packager of engine systems; March 1995-Atlas Air, Inc., an air cargo carrier; December 1995-Textron Inc., a manufacturer of aircraft, automobile components, an industrial segment, systems and components for commercial aerospace and defense industries, and financial services; March 1996-Canadian Marconi Company, a manufacturer of aerospace, electronic, communications products and surface transportation electronics systems; and October 1996-Cincinnati Bell Inc., a communications services company. Since January 1996, Mr. Rowe has served as Executive Vice Chairman of American Regional Aircraft Industries.

RICHARD G. HAMERMESH, 50 -- Dr. Hamermesh has been a Director of the Company since July 1987. Since August 1987, Dr. Hamermesh has been the Managing Partner of the Center for Executive Development, an independent executive education consulting company, and, from December 1986 to August 1987, Dr. Hamermesh was an independent consultant. Prior to such time, Dr. Hamermesh was on the faculty at the Harvard Business School. Dr. Hamermesh is also a Director of Applied Extrusion Technologies, Inc., a manufacturer of oriented polypropylene films used in consumer products labeling and packaging applications.

AMIN J. KHOURY, 59 -- Mr. Khoury has been Chairman of the Board of the Company since July 1987 and was Chief Executive Officer until April 1, 1996. Since 1986, Mr. Khoury has also been the Managing Director of The K.A.D. Companies, Inc., an investment, venture capital and consulting firm. Mr. Khoury is currently the Chairman of the Board of Directors of Applied Extrusion Technologies, Inc., a manufacturer of oriented polypropylene films used in consumer products labeling and packaging applications, and a member of the Board of Directors of Brooks Automation, Inc., the leading manufacturer in the U.S. of vacuum central wafer handling systems for semiconductor manufacturing. Mr. Khoury is the brother of Robert J. Khoury.

ROBERT J. KHOURY, 56 -- Mr. Khoury has been a Director of the Company since July 1987. Mr. Khoury was elected Vice Chairman and Chief Executive Officer effective April 1, 1996. From July 1987 until that date, Mr. Khoury served as the Company's President and Chief Operating Officer. From 1986 to 1987, Mr. Khoury was Vice President of The K.A.D. Companies, Inc. Mr. Khoury is the brother of Amin J. Khoury.

HANSJORG WYSS, 62 -- Mr. Wyss has been a Director of the Company since August 1989. Since 1977, Mr. Wyss has served as Director, President and is currently Chairman and Chief Executive Officer of Synthes North America and Synthes Canada, Ltd., manufacturers and distributors of orthopedic implants and instruments. Mr. Wyss formerly held management positions with Monsanto Europe in Belgium, Schappe-Burlington and Chrysler International in Switzerland. Mr. Wyss earned his MBA at Harvard Graduate School of Business and attained a Master of Science from the Swiss Federal Institute of Technology in Zurich. Mr. Wyss presently sits on numerous boards including Harvard Graduate School of Business, Norian Corporation, Boathouse Sports, Southern Utah Wilderness Alliance and the Grand Canyon Trust.

            SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

  Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission (the "Commission") initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater-than-ten-percent shareholders are required by Commission regulations to furnish the Company with copies of all Section 16(a) forms they file.

  To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and, with respect to its officers and directors, written representations that no other reports were required during Fiscal 1998, all Section 16(a) filing requirements applicable to its officers, directors and greater-than-ten-percent beneficial owners were complied with except for (i) Mr. Schwartz who failed to report an exercise of options on a Form 4 on a timely basis, which transaction was reported the month following the date of the transaction; and (ii) due to a clerical error, each of Messrs. Cowart and Wyss failed to file a Form 5 to report Directors' Stock Options granted on December 15, 1997.

  In making the above statements, the Company has relied on the written representations of its directors and officers and copies of the reports that have been filed with the Commission.

ITEM 11  EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

                                                              Long-Term
                                  Annual Compensation        Compensation
                                  -------------------   ----------------------
                                                                                    All Other
Name and Principal Position        Year(1)    Salary($)  Bonus($)   Options(#)   Compensation($)
--------------------------------  ----------  --------  --------  ------------  -----------------

Amin J. Khoury                         1998    521,159   550,000      140,000           36,847(3)
  Chairman                             1997    445,046   550,000      150,000            6,188
                                       1996    403,211         0            0            3,990

Robert J. Khoury                       1998    521,159   550,000      140,000           32,866(3)
  Vice Chairman and                    1997    434,084   400,000       50,000           15,079
  Chief Executive Officer              1996    256,000         0            0            5,137

Paul E. Fulchino (2)                   1998    478,461   465,000      120,000          375,783(4)
  President and Chief                  1997    398,084   350,000      250,000           29,407
  Operating Officer

Thomas P. McCaffrey                    1998    238,680   230,000       90,000           18,748(3)
  Corporate Senior Vice                1997    229,326   305,000       60,000           23,760
  President of Administration,         1996    195,000         0            0            5,515
  Chief Financial Officer
  and Assistant Secretary

Marco C. Lanza                         1998    254,608   125,000       60,000            4,719(3)
      Executive Vice President         1997    244,614   125,000       60,000            9,600
      Marketing and Product            1996    202,500         0            0            4,666
      Development

  (1) The periods covered by this table are the fiscal years ended in February 1998, 1997, and 1996.

  (2) Mr. Fulchino commenced his employment with the Company as of April 1, 1996.

  (3) Includes employee benefit plan matching contributions.

  (4) Includes employee benefit plan matching contributions and relocation expense of $342,645.

                       OPTION GRANTS IN LAST FISCAL YEAR

                               INDIVIDUAL GRANTS

                                                                                        Potential
                                                                                     Realized Value at
                                          % of Total                                  Assumed Rates of
                                            Options                                     Stock Price
                                          Granted to                                  Appreciation for
                           Options       Employees in      Exercise   Expiration       Option Term (3)
        Name            Granted (1) (#) Fiscal Year (2)  Price ($/Sh)    Date        5%              10%
---------------------  --------------   --------------   -----------   --------  ----------       ----------

Amin J. Khoury.......          90,000             6.94        $29.88    8/18/07  $1,691,223      $4,285,892
                               50,000             3.85        $21.50   12/18/07  $  676,062      $1,713,273

Robert J. Khoury.....          90,000             6.94        $29.88    8/18/07  $1,691,223      $4,285,892
                               50,000             3.85        $21.50   12/18/07  $  676,062      $1,713,273

Paul E. Fulchino.....          80,000             6.17        $29.88    8/18/07  $1,503,310      $3,809,682
                               40,000             3.08        $21.50   12/18/07  $  540,849      $1,370,619

Thomas P. McCaffrey..          60,000             4.63        $29.88    8/18/07  $1,127,482      $2,857,261
                               30,000             2.31        $21.50   12/18/07  $  405,637      $1,027,964

Marco C. Lanza.......          40,000             3.08        $29.88    8/18/07  $  751,655      $1,904,841
                               20,000             1.54        $21.50   12/18/07  $  270,425      $  685,309

(1) All of the above stock option awards are vested over a three year period (25% on the date of grant and 25% on the three succeeding grant annual anniversary dates). The exercise prices were based on the fair market value (as determined in accordance with the 1989 Stock Option Plan) of the shares of Common Stock at the time the options were granted. Payments of the exercise price may be in cash or by any other lawful means authorized by the Board of Directors. Options terminate ten years after the date of grant or three months following termination of the optionee's employment, whichever occurs earlier.

(2) During Fiscal 1998, the Company granted to its employees options covering 1,279,069 shares of Common Stock.

(3) The dollar amounts under these columns are the result of calculations at the 5% and 10% rates set by the Securities and Exchange Commission and therefore are not intended to forecast possible future appreciation, if any, of the stock price of the Company. If the Company's stock price were in fact to appreciate at the assumed 5% or 10% annual rate for the ten year term of these options, a $1,000 investment in the Common Stock of the Company would be worth $1,629 and $2,594, respectively, at the end of the term.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR-END OPTION VALUES

                                                                                            Value of
                                                                          Number of        Unexercised
                                                                         Unexercised       In-the-Money
                                                                          Options at        Options at
                                                                            FY-End           FY-End
                                                                        ---------------  ------------------
                                         Shares Acquired       Value     Exercisable/     Exercisable/
Name                                     on Exercise (#)     Realized    Unexercisable    Unexercisable (1)
----                                     --------------   ------------  ---------------  ------------------

Amin J. Khoury..........................         257,800     $5,186,702  110,000/180,000  $    585,156/783,594
Robert J. Khoury........................         110,000      2,750,938   60,000/130,000       360,156/558,594
Paul E. Fulchino........................          50,000      1,169,043   55,000/215,000     340,313/2,417,813
Thomas P. McCaffrey.....................          40,000        838,250    67,500/97,500       785,469/491,719
Marco C. Lanza..........................          60,000      1,571,875   162,500/52,500     3,115,469/197,344

(1) The closing price for the Company's Common Stock on the Nasdaq National Market on February 27, 1998, the last trading day of the fiscal year, was $29.4375 per share.

DEFINED BENEFIT ARRANGEMENT

     Pursuant to the employment agreements between the Company and each of Mr. Amin J. Khoury and Mr. Robert J. Khoury (each, an "Executive"), upon the earlier of May 28, 2003 or the Executive's termination of his employment as a result of death, incapacity or a change of control (as defined), the Executive, or his designee, as the case may be, shall be entitled to receive annual retirement compensation payments (the "Retirement Compensation") equal to the Executive's highest annual salary paid to him during his employment by the Company for a number of years equal to the number of years of service provided by him to the Company.

     Pursuant to the employment agreements between the Company and each of Mr. Fulchino and Mr. McCaffrey (each, an "Officer"), if the Officer's employment is terminated for any reason other than cause after March 31, 2006 in the case of Mr. Fulchino or after April 30, 2003 in the case of Mr. McCaffrey, then the Company shall provide a retirement benefit to such Officer, or his designee, for 10 years after such termination in an annual sum equal to one-half his average annual salary for the three fiscal years most recently completed immediately preceding such termination.

COMPENSATION OF DIRECTORS

     Directors who are employees of the Company receive no additional compensation for serving on the Company's Board of Directors. Directors who are not employees of the Company (the "Eligible Directors") receive compensation of $2,500 per calendar quarter and are entitled to participate in the Company's 1991 Directors' Stock Option Plan, as from time to time in effect (the "Directors' Plan"). Under the Directors' Plan, each Eligible Director is awarded a grant of options for 5,000 shares of Common Stock on December 15 of each year the plan is in effect, provided he or she is an Eligible Director on that date. In addition, each Eligible Director, excluding those individuals who are currently directors of the Company, is awarded an initial option grant for 35,000 shares of Common Stock as of the date of his or her first election as a director.

     The exercise price of all options granted under the Directors' Plan may not be less than 100% of the fair market value of the Common Stock on the date of the grant. Options expire 10 years after the date of grant and become exercisable, subject to certain conditions which accelerate vesting, as follows:
25% on the first anniversary of the date of grant and an additional 25% each calendar year thereafter. On December 15, 1997, each of the following directors was awarded an option to purchase 5,000 shares of Common Stock at a price of $25.8125 per share: Jim C. Cowart, Richard G. Hamermesh, Brian H. Rowe and Hansjorg Wyss.

EMPLOYMENT CONTRACTS

     AMIN J. KHOURY. Mr. Khoury and the Company have entered into an employment agreement dated as of January 1, 1992, as amended as of August 1, 1992, April 1, 1996, May 30, 1997 and May 29, 1998, which extends through May 28, 2003 (the "Expiration Date"). Under the employment agreement, Mr. Khoury receives a base salary of $650,000 per year, subject to increases as determined from time to time by the Board of Directors and subject to cost of living increases. Mr. Khoury is also entitled to receive bonuses from the Company when, as and if determined from time to time by the Board of Directors. In the event of Mr. Khoury's death, his designee will receive an amount equal to the salary that would have been due to Mr. Khoury from the date of his death until the Expiration Date; provided however, that in no event shall the aggregate amount payable upon Mr. Khoury's death be less than an amount which is determined by multiplying the sum of the years worked and the number of years remaining under his existing contract by the highest annual salary paid over the period. The Company has purchased a life insurance policy which would fully pay the death benefit due upon Mr. Khoury's death. In the event of Mr. Khoury's incapacity, Mr. Khoury will continue to receive his then current salary as well as benefits until the Expiration Date. In the event there is a change of control (as defined) prior to the Expiration Date as a result of which Mr. Khoury's employment is terminated or he resigns, Mr. Khoury will receive a lump sum payment equal to the sum of the balance of compensation which would otherwise have been due pursuant to his employment agreement through the Expiration Date, a two year severance benefit plus his then current salary until the Expiration Date. See "Defined Benefit Arrangement" above.

     ROBERT J. KHOURY. Mr. Khoury and the Company have entered into an employment agreement dated as of March 1, 1992, as amended as of August 1, 1992, April 1, 1996, May 30, 1997 and May 29, 1998, which extends through May 28, 2003 (the "Expiration Date"), unless otherwise terminated. Under the employment agreement, Mr. Khoury receives a base salary of $600,000 per year, subject to increases as determined from time to time by the Board of Directors and subject to cost of living increases. Mr. Khoury is entitled to receive an annual incentive bonus when, as and if determined by the Board of Directors. In all other respects, Mr. Khoury's employment agreement contains similar provisions to those in Mr. Amin J. Khoury's employment agreement as described above.

     PAUL E. FULCHINO. Mr. Fulchino and the Company have entered into an employment agreement dated as of April 1, 1996, as amended as of May 30, 1997 and May 29, 1998, which extends through May 28, 2003. Thereafter, the agreement extends automatically for one year periods until either Mr. Fulchino or the Company gives the other 90 days' written notice prior to May 28, 2003 or the end of each subsequent twelve month period (the "Expiration Date" being the date as of which Mr. Fulchino's employment is so terminated). Under the employment agreement, Mr. Fulchino receives a base salary of $500,000 per year, subject to increases as determined from time to time by the Board of Directors and subject to cost of living increases. Mr. Fulchino also is entitled to receive an annual incentive bonus as determined by the Board of Directors, which shall not exceed 100% of his then current salary. In the event of Mr. Fulchino's death, his designee will receive an amount equal to the salary that would have been due to Mr. Fulchino from the date of his death until the Expiration Date. In the event of Mr. Fulchino's incapacity, Mr. Fulchino will continue to receive his then current salary as well as benefits until the Expiration Date. In the event there is a change of control (as defined) prior to the Expiration Date as a result of which Mr. Fulchino's employment is terminated or he resigns because of a change in his position, powers, duties, salary or benefits, Mr. Fulchino will receive a lump sum amount equal to two times his then current salary, will continue to receive salary and benefits through the Expiration Date, and will receive for a period (not to exceed ten years) equal to the number of years of employment with the Company (commencing April 1, 1996 through the termination date) an annual amount equal to one-half of Mr. Fulchino's annual salary in effect as of the termination date. See "Defined Benefit Arrangement" above.

     THOMAS P. MCCAFFREY. Mr. McCaffrey and the Company have entered into an employment agreement dated as of May 1, 1993, as amended as of January 1, 1996 and May 29, 1998, which extends through May 28, 2003, unless sooner terminated. Thereafter, the agreement extends automatically for one-year periods until either Mr. McCaffrey or the Company gives the other at least 90 days' written notice prior to May 28, 2003 or to the end of each subsequent twelve month period (the "Expiration Date" being the date as of which Mr. McCaffrey's employment is so terminated). Under the employment agreement, Mr. McCaffrey receives a base salary of

$293,000 per year subject to increases as determined from time to time by the Board of Directors and subject to cost of living increases. Mr. McCaffrey is entitled to receive an annual incentive bonus when, as and if determined by the Board of Directors, which shall not exceed 100% of his then current salary. In all other material respects, Mr. McCaffrey's employment agreement contains provisions similar to those in Mr. Fulchino's employment agreement described above.

     MARCO C. LANZA.    Mr. Lanza and the Company have entered into an
employment agreement dated as of March 1, 1992, as amended as of January 1, 1996, which extends through December 31, 1999, unless sooner terminated. Thereafter, the agreement extends automatically for consecutive one-year periods until either Mr. Lanza or the Company gives the other at least 90 days' written notice prior to the end of the next calendar year (the "Expiration Date" being the date as of which Mr. Lanza's employment is so terminated). Under the employment agreement, Mr. Lanza receives a base salary of $240,000 per year, subject to adjustment from time to time by the Board of Directors. Mr. Lanza is entitled to receive an annual incentive bonus when, as and if determined by the Board of Directors, which shall not exceed 100% of his then current salary. In the event of Mr. Lanza's death, his designee will receive an amount equal to the salary that would have been due to Mr. Lanza from the date of his death until the Expiration Date. In the event of Mr. Lanza's incapacity, Mr. Lanza will continue to receive his then current salary as well as benefits until the Expiration Date. In the event there is a change of control (as defined) prior to the Expiration Date as a result of which Mr. Lanza's employment is terminated or he resigns because of a change in his position, powers, duties, salary or benefits, Mr. Lanza will receive (i) a lump sum amount equal to his then current salary and (ii) salary and benefits through the Expiration Date. Mr. Lanza does not have a provision in his employment agreement for retirement benefits.

ITEM 12   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table and notes thereto set forth certain information with respect to the beneficial ownership of the Company's Common Stock as of June 25, 1998 by (i) each person who is known to the Company to beneficially own more than 5% of the outstanding shares of Common Stock of the Company; (ii) each of the chief executive officer and the four other most highly paid executive officers of the Company in Fiscal 1998 (collectively, the "Named Executive Officers") and each director of the Company; and (iii) all executive officers and directors of the Company as a group. Except as otherwise indicated, each of the stockholders named below has sole voting and investment power with respect to the shares of Common Stock beneficially owned:

                                                       Common Stock
                                                     Beneficially Owned
                                          --------------------------------------
                                                                   Percent of
                                                  Number           Outstanding
                                                of Shares           Shares(1)
                                          ----------------------  --------------

 T. Rowe Price Associates                          1,469,600             6.12%
     100 East Pratt Street
    Baltimore, MD  21202
 Marco C. Lanza+.........................            174,114(2)             **
 Amin J. Khoury+*........................            132,500(3)             **
 Paul E. Fulchino+*......................            127,255(4)             **
 Thomas P. McCaffrey+....................             88,570(5)             **
 Robert J. Khoury+*......................             84,055(6)             **
 Jim C. Cowart*..........................             48,000(7)             **
 Brian H. Rowe*..........................             30,000(8)             **
 Richard G. Hamermesh*...................             17,350(9)             **
 Hansjorg Wyss*..........................              5,000(10)            **
All Directors and Executive Officers
as a group (14 Persons)..................            833,228(11)         3.47%

---------------
+   Named Executive Officer
*   Director of the Company
**  Less than 1 percent

(1) The number of shares of Common Stock deemed outstanding includes: (i) 23,198,758 shares of Common Stock outstanding as of June 25, 1998 and (ii) shares of Common Stock subject to outstanding stock options which are exercisable by the named individual or group in the next sixty days (commencing June 25, 1998).

(2) Includes 172,500 shares issuable upon the exercise of stock options exercisable in the next sixty days and shares owned through the Company 401(k) plan. Excludes options to purchase 42,500 shares of Common Stock which are not exercisable in the next sixty days.

(3) Includes 132,500 shares issuable upon the exercise of stock options exercisable in the next sixty days. Excludes options to purchase 157,500 shares of Common Stock which are not exercisable in the next sixty days.

(4) Includes 125,000 shares issuable upon the exercise of stock options exercisable in the next sixty days and shares owned through the Company 401(k) plan. Excludes options to purchase 145,000 shares of Common Stock which are not exercisable in the next sixty days.

(5) Includes 82,500 shares issuable upon the exercise of stock options exercisable in the next sixty days and shares owned through the Company 401(k) plan. Excludes options to purchase 82,500 shares of Common Stock which are not exercisable in the next sixty days.

(6) Includes 82,500 shares issuable upon the exercise of stock options exercisable in the next sixty days and shares owned through the Company 401(k) plan. Excludes options to purchase 107,500 shares of Common Stock which are not exercisable in the next sixty days.

(7) Includes 3,000 shares acquired by a profit sharing plan and 45,000 shares issuable upon the exercise of stock options exercisable in the next sixty days. Excludes options to purchase 15,000 shares of Common Stock which are not exercisable in the next sixty days.

(8) Includes 30,000 shares issuable upon the exercise of stock options exercisable in the next sixty days. Excludes options to purchase 20,000 shares of Common Stock which are not exercisable in the next sixty days.

(9) Includes 8,750 shares issuable upon the exercise of stock options exercisable in the next sixty days. Excludes options to purchase 12,500 shares of Common Stock which are not exercisable in the next sixty days.

(10) Includes 5,000 shares issuable upon the exercise of stock options exercisable in the next sixty days. Excludes options to purchase 12,500 shares of Common Stock which are not exercisable in the next sixty days.

(11) Includes 799,250 shares issuable upon the exercise of stock options exercisable in the next sixty days. Excludes options to purchase 737,500 shares of Common Stock which are not exercisable in the next sixty days.


ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  In 1990, the Company adopted a formal policy whereby all transactions between the Company and its officers, directors, principal stockholders or other affiliates must be on terms no less favorable to the Company than could be obtained from unaffiliated third parties on an arm's-length basis, and such transactions will be approved by a majority of the Company's independent and disinterested directors.

  The Company had a supply agreement with Applied Extrusion Technologies, Inc. ("AET"), a related party by way of common management. Under this agreement, which was terminated in September 1997, the Company agreed to purchase its requirements for certain component parts through March 1998 at a price that results in a 33 1/3% gross margin to AET. The Company's purchases under this contract for the year ended February 28, 1998 amounted to $1,743,000. Mr. Amin
J. Khoury is a director and significant stockholder of AET and serves as Chairman of its Board of Directors. Mr. Hamermesh, a director of the Company, also is a director of AET.

                                   SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            BE Aerospace, Inc.


                            By:    /s/ THOMAS P MCCAFFREY
                               -------------------------------
                               Thomas P. McCaffrey
                               Title: Corporate Senior Vice President
                                 of Administration and
                                 Chief Financial Officer

Date:  June 29, 1998