Form 10-Q
period 1998-05-30
BE AEROSPACE INC
filed 1998-07-14
CIK 861361

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549



                                   FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                  For the quarterly period ended May 30, 1998



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




         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES[X] NO[ ]

     The registrant has one class of common stock, $ .01 par value, of which 23,198,758 shares were outstanding as of June 30, 1998.

Item 1.  Financial Statements

                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                     (Dollars in thousands, except share data)

                                                                                   May 30,             February 28,
                                                                                      1998                     1998
                                                                                   -------             ------------
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                                  $   24,821              $   164,685
     Accounts receivable - trade, less allowance for doubtful
          accounts of $3,982 (May 30, 1998)
          and $2,190 (February 28, 1998)                                            99,565                   87,931
     Inventories, net                                                              152,506                  121,728
     Other current assets                                                            8,867                    7,869
                                                                                 ---------              -----------
         Total current assets                                                      285,759                  382,213

PROPERTY AND EQUIPMENT, net                                                        120,543                  103,821
INTANGIBLES AND OTHER ASSETS, net                                                  268,232                  195,723
                                                                                 ---------              -----------
                                                                                $  674,534              $   681,757
                                                                                ==========              ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                           $   45,764              $    47,858
     Accrued liabilities                                                            58,795                   38,566
     Current portion of long-term debt                                               5,793                   33,285
                                                                                 ---------              -----------
          Total current liabilities                                                110,352                  119,709

LONG-TERM DEBT                                                                     430,365                  349,557
DEFERRED INCOME TAXES                                                                1,130                    1,207
OTHER LIABILITIES                                                                   25,528                   14,509

STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par value; 1,000,000 shares
          authorized; no shares outstanding                                              -                        -
     Common stock, $.01 par value; 50,000,000 shares
          authorized; 23,198,758 (May 30, 1998) and
          22,891,918 (February 28, 1998) issued and outstanding                        232                      229
     Additional paid-in capital                                                    240,581                  240,289
     Accumulated deficit                                                          (130,107)                 (40,724)
     Cumulative foreign exchange translation adjustment                             (3,547)                  (3,019)
                                                                                ----------              -----------
          Total stockholders' equity                                               107,159                  196,775
                                                                                ----------              -----------
                                                                                $  674,534              $   681,757
                                                                                ==========              ===========

See accompanying notes to condensed consolidated financial statements.



                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Dollars in thousands, except per share data)

                                                                                            Three Months Ended
                                                                                    --------------------------------
                                                                                       May 30,              May 31,
                                                                                          1998                 1997
NET SALES                                                                          $   139,991           $  113,846

COST OF SALES                                                                           88,111               72,783
                                                                                    ----------            ---------

GROSS PROFIT                                                                            51,880               41,063

OPERATING EXPENSES:

     Selling, general and administrative                                                17,999               12,903
     Research, development and engineering                                              11,972               11,008
     Amortization                                                                        3,441                2,853
     In-process research and development and acquisition-related expenses               98,253                    -
                                                                                     ---------           ----------

          Total operating expenses                                                     131,665               26,764
                                                                                     ---------           ----------

OPERATING EARNINGS (LOSS)                                                              (79,785)              14,299

INTEREST EXPENSE, net                                                                    7,782                6,130
                                                                                     ---------            ---------

EARNINGS (LOSS) BEFORE INCOME TAXES                                                    (87,567)               8,169

INCOME TAXES                                                                             1,816                1,226
                                                                                   -----------            ---------

NET EARNINGS (LOSS)                                                                $   (89,383)           $   6,943
                                                                                   ============           =========

BASIC NET EARNINGS (LOSS) PER COMMON SHARE                                         $     (3.87)           $     .32
                                                                                   =============          =========

DILUTED NET EARNINGS (LOSS) PER COMMON SHARE                                       $     (3.87)           $     .30
                                                                                   =============          =========

See accompanying notes to condensed consolidated financial statements.


                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (Dollars in thousands)

                                                                                         Three Months Ended
                                                                                 ----------------------------------
                                                                                   May 30,                  May 31,
                                                                                      1998                     1997
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings (loss)                                                        $  (89,383)                $  6,943
     Adjustments to reconcile net earnings to net cash flows
          provided by operating activities:
              In-process research and development and acquisition-
                 related expenses                                                   98,253                        -
              Depreciation and amortization                                          7,922                    6,381
              Deferred income taxes                                                    (70)                    (275)
              Non cash employee benefit plan contributions                             520                      447
              Changes in operating assets and  liabilities, net of effects from acquisitions:
                Accounts receivable                                                  7,102                    6,516
                Inventories                                                        (22,039)                  (5,023)
                Other current assets                                                (1,001)                  (2,206)
                Accounts payable                                                    (3,733)                  (2,263)
                Accrued liabilities                                                  5,003                   (5,226)
                                                                                  --------               ----------
     Net cash flows provided by operating activities                                 2,574                    5,294
                                                                                  --------               ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures                                                          (8,811)                  (6,159)
      Change in intangible and other assets                                         (3,733)                    (347)
      Acquisitions, net of cash acquired                                          (186,271)                       -
                                                                                  ---------              ----------
      Net cash flows used in investing activities                                 (198,815)                  (6,506)
                                                                                  ---------              ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings (repayments) under bank credit facilities                       80,121                     (174)
     Proceeds from issuances of stock, net of expenses                               3,630                    1,403
     Principal payments on long-term debt                                          (27,492)                       -
                                                                                 ---------               ----------
Net cash flows provided by financing activities                                     56,259                    1,229
                                                                                 ---------               ----------
Effect of exchange rate changes on cash flows                                          118                       57
                                                                                 ---------               ----------
Net (decrease)increase in cash and cash equivalents                               (139,864)                      74

Cash and cash equivalents, beginning of period                                     164,685                   44,149
                                                                                  --------                ---------

Cash and cash equivalents, end of period                                         $  24,821                $  44,223
                                                                                 =========                =========
Supplemental disclosures of cash flow information: Cash paid during period for:
       Interest                                                                  $   1,560                $   6,327
       Income taxes, net                                                         $     537                $     179
     Schedule of noncash transactions:
       Fair market value of assets acquired in acquisitions                      $ 202,253                        -
       Cash paid for businesses acquired in acquisitions                         $ 187,027                        -
       Liabilities assumed and accrued acquisition costs
            incurred in connection with business acquisitions                    $  15,226                        -

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS MAY 30, 1998 AND
MAY 31, 1997

Note 1.    Basis of Presentation

           The condensed consolidated financial statements of B/E Aerospace, Inc., its wholly-owned and majority-owned subsidiaries (the "Company" or "B/E") have been prepared by the Company and are unaudited pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information related to the Company's organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, these unaudited condensed consolidated financial statements reflect all material adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations and statements of financial position for the interim periods presented. These results are not necessarily indicative of a full year's results of operations.

           Although the Company believes that the disclosures provided are adequate to make the information presented not misleading, these unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K/A for the fiscal year ended February 28, 1998.

Note 2.    Fiscal 1999 Acquisitions

           On April 13, 1998, the Company completed its acquisition of Puritan Bennett Aero Systems Co. ("PBASCO") for approximately $69,700 in cash and the assumption of liabilities aggregating approximately $2,810. PBASCO is the leading manufacturer of commercial aircraft oxygen delivery systems and "WEMAC" air valve components and in addition supplies overhead lights and switches, crew masks and protective breathing devices for both commercial and general aviation aircraft. Based upon management's assumptions, a portion of the purchase price was allocated to purchased research and development that had not reached technological feasibility and had no future alternative use. During the first quarter of fiscal 1999, the Company recorded a charge of $37,000 associated with the PBASCO transaction, for the acquisition of in-process research and development and acquisition-related expenses.


           On April 21, 1998, the Company acquired substantially all of the assets of Aircraft Modular Products ("AMP") for approximately $118,000 in cash and assumed certain liabilities aggregating approximately $2,840. AMP is a leading manufacturer of cabin interior products for general aviation (business jet) and commercial - type VIP aircraft, providing a broad line of products including seating, sidewalls, bulkheads, credenzas, closets, galley structures, lavatories, tables and sofas; along with related spare parts. Based on management's assumptions, a portion of the purchase price was allocated to purchased research and development that had not reached technological feasibility and had no future alternative use. During the first quarter of fiscal 1999, the Company recorded a charge of $61,253 associated with the AMP transaction, for the acquisition of in-process research and development and acquisition-related expenses.

           These transactions have been accounted for using purchase accounting. While management is not aware of any specific adjustments that would currently be required, the allocation of the purchase price for realization uncertainties related to inventories and receivables and potential liabilities related to warranties and other accrued liabilities may be adjusted to the extent that amounts differ from their estimates in accordance with Statement of Financial Accounting Standards No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises."

Note 3.     Comprehensive Income

           In the first quarter of fiscal 1999, the Company adopted Statement of Financial Accounting Standards ("SFAS" or "Statement") No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income. Comprehensive income is defined as all changes in a company's net assets except changes resulting from transactions with shareholders. It differs from net income in that certain items currently recorded to equity would be a part of comprehensive income. The following table sets forth the computation of comprehensive income for the periods presented:

                                                                       Three Months Ended
                                                                   -------------------------
                                                                      May 30,         May 31,
                                                                        1998            1997
                                                                     -------         -------
                   Net earnings (loss)                             $ (89,383)       $  6,943
                   Other comprehensive income:
                      Foreign exchange translation adjustment           (528)           (368)
                                                                   ----------       --------
                   Comprehensive income (loss)                     $ (89,911)       $  6,575
                                                                   =========        ========

Note 4.   Segment Information

           In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 redefines how operating segments are
           determined   and  requires   disclosure  of  certain   financial  and
           descriptive information about a company's operating segments. The Company believes the required segment information disclosure under SFAS No. 131 will be more comprehensive than previously provided, including expanded disclosure of income statement and balance sheet items. The Statement is effective for fiscal years beginning after December 15, 1997; however, application is not required for interim periods in the initial year of its application. The Company adopted the Statement effective March 1, 1998.

Note 5.  Long-Term Debt

           8% Senior Subordinated Notes - In February 1998, the Company sold $250,000 of 8% Senior Subordinated Notes, priced to yield 8.02% (the "8% Notes"). In conjunction with the sale of the 8% Notes, the Company initiated a tender offer for its 9 3/4% Notes. The net proceeds from the offering of approximately $240,419 were used for the tender offer (which expired on February 25, 1998) in which approximately $101,808 of the 9 3/4% Notes were retired; the remaining $23,192 of the 9 3/4% Notes were redeemed on March 16, 1998.

           Credit Facilities - In April 1998, the Company amended its credit facilities with The Chase Manhattan Bank by increasing the aggregate principal amount that may be borrowed thereunder to $200,000 (the "Bank Credit Facility"). The Bank Credit Facility consists of a $100,000 revolving credit facility (of which $25 million may be utilized for acquisitions) along with an acquisition facility of up to $100,000. The acquisition facility is amortizable over five years beginning April 1999; the revolving facility expires in April 2004. The Bank Credit Facility is collateralized by the Company's accounts receivable, inventories and by substantially all of its other personal property. The Bank Credit Facility contains customary affirmative covenants, negative covenants and conditions of borrowing, all of which were met by the Company as of May 30, 1998. At May 30, 1998, indebtedness under the existing Bank Credit Facility consisted of $80,000 outstanding under its acquisition facility and letters of credit amounting to approximately $4,500.

Note 6.  Earnings (Loss) Per Share

         The following table sets forth the computation of basic and diluted earnings (loss) per share for the three months ended May 30, 1998 and May 31, 1997.

                                                                               Three Months Ended
                                                                            -----------------------
                                                                               May 30,       May 31,
                                                                                 1998          1997
                                                                              -------        ------
            Numerator - Net earnings (loss)                                $ (89,383)     $  6,943
                                                                            =========      ========
             Denominator:
             Denominator for basic earnings (loss) per share -
                Weighted average shares                                        23,070        21,949
                                                                            ---------      --------
             Effect of dilutive securities -
                Employee stock options                                              -         1,118
                                                                            ---------      --------
             Denominator for diluted earnings (loss) per share -
                Adjusted weighted average shares                               23,070        23,067
                                                                             ========      ========

             Basic earnings (loss) per share                                $   (3.87)     $    .32
                                                                            =========      ========
             Diluted earnings (loss) per share                              $   (3.87)     $    .30
                                                                            =========      ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The following discussion and analysis addresses the results of the Company's operations for the three months ended May 30, 1998, as compared to the Company's results of operations for the three months ended May 31, 1997. The discussion and analysis then addresses the liquidity and financial condition of the Company.

       On April 13, 1998, the Company completed its acquisition of Puritan Bennett Aero Systems Co. ("PBASCO") for approximately $69,700 in cash and the assumption of liabilities aggregating approximately $2,810. PBASCO is the leading manufacturer of commercial aircraft oxygen delivery systems and "WEMAC" air valve components and in addition supplies overhead lights and switches, crew masks and protective breathing devices for both commercial and general aviation aircraft. On April 21, 1998, the Company acquired substantially all of the assets of Aircraft Modular Products ("AMP") for approximately $118,000 in cash and assumed certain liabilities aggregating approximately $2,840. AMP is a leading manufacturer of cabin interior products for general aviation (business jet) and commercial - type VIP aircraft, providing a broad line of products including seating, sidewalls, bulkheads, credenzas, closets, galley structures, lavatories, tables and sofas; along with related spare parts. The acquisition of PBASCO and AMP are collectively referred to as the "Acquisitions."

THREE MONTHS ENDED MAY 30, 1998, AS COMPARED TO THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MAY 31, 1997

       Net sales for the fiscal 1999 three-month period were $139,991, or 23 percent higher than sales of $113,846 for the comparable period in the prior year. Excluding the effect of the Acquisitions, revenues increased 11% over the prior year.

       Gross profit was $51,880 (37.1% of sales) for the three months ended May 30, 1998. This was $10,817, or 26%, greater than the comparable period in the prior year of $41,063, which represented 36.1% of sales. The increase in gross profit is attributable to the growth in revenues and the improved gross margins.

       Selling, general and administrative expenses were $17,999 (12.9% of sales) for the three months ended May 30, 1998. This was $5,096, or 39%, higher than the comparable period in the prior year of $12,903 (11.3% of sales). The increase in selling, general and administrative expenses was primarily due to inclusion of the relevant expenses of the acquired companies along with increases associated with internal growth.

       Research, development and engineering expense was $11,972 (8.6% of sales) for the three months ended May 30, 1998, an increase of $964 over the comparable period in the prior year. The increase in research, development and engineering expense in the current period is primarily attributable to on-going new product development activities.

       Amortization expense for the quarter ended May 30, 1998 of $3,441 was $588 greater than the amount recorded in the first quarter of fiscal 1998.

       Based on management's assumptions, a portion of the Acquisition purchase price was allocated to purchased research and development that had not reached technological feasibility and had no future alternative use. During the first quarter of fiscal 1999, the Company recorded a charge of $98,253 for the acquisition of in-process research and development and acquisition-related expenses.

       Due to the acquisition-related charges of $98,253 during the current quarter, the Company incurred an operating loss of $(79,785), as compared to operating earnings of $14,299 in the prior year. Operating earnings excluding the acquisition-related charges were $18,468.

THREE MONTHS ENDED MAY 30, 1998, AS COMPARED TO THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MAY 31, 1997 (Continued)

       Interest expense, net was $7,782 for the three months ended May 30, 1998, or $1,652 greater than interest expense of $6,130 for the comparable period in the prior year and is due to the increase in the Company's long-term debt as compared to the prior year's comparable period.

       The loss before income taxes in the current quarter was $(87,567), (which includes in-process research and development and acquisition-related expenses of $98,253) as compared to earnings before incomes taxes of $8,169 in the prior year. Earnings before income taxes excluding the acquisition related charges were $10,686. Income tax expense for the quarter ended May 30, 1998 was $1,816, as compared to $1,226 in the prior year's comparable period.

       The net loss for the quarter ended May 30, 1998 was $(89,383), or $(3.87) per share (diluted), as compared to net earnings of $6,943, or $.30 per share (diluted), for the comparable period in the prior year.

       LIQUIDITY AND CAPITAL RESOURCES

       The Company's liquidity requirements consist of working capital needs, ongoing capital expenditures and scheduled payments of interest on its indebtedness. B/E's primary requirements for working capital have been directly related to increased accounts receivable and inventory levels as a result of revenue growth. B/E's working capital was $175,407 as of May 30, 1998, as compared to $262,504 as of February 28,1998.

       At May 30, 1998, the Company's cash and cash equivalents were $24,821, as compared to $164,685 at February 28, 1998. Cash provided from operating activities was $2,574 for the three months ended May 30, 1998 and $5,294 for the three months ended May 31, 1997. The primary source of cash during the three months ended May 30, 1998 was net loss of $(89,383), non-cash charges for in-process research and development, depreciation, amortization and acquisition-related expenses of $106,175, decreases in accounts receivable of $7,102 and increases in accrued and other liabilities of $5,003, offset by a use of cash of $23,040 related to increases in inventories and other current assets and $3,733 related to net decreases in accounts payable. The primary use of cash during the quarter was $187,027 for the acquisition of PBASCO and AMP.

       The Company's capital expenditures were $8,811 and $6,159 during the three months ended May 30, 1998 and May 31, 1997, respectively. The increase in capital expenditures was primarily attributable to (i) the development of a new management information system to replace the Company's existing systems, many of which were inherited in acquisitions, and (ii) expenditures for plant modernization. The management information system is expected to be installed over 18 months and will be year 2000 compliant. The Company anticipates ongoing annual capital expenditures of approximately $30,000 for the next several years to be in line with the expanded growth in business and the recent acquisitions.

       In April 1998, the Company amended its credit facilities with The Chase Manhattan Bank by increasing the aggregate principal amount that may be borrowed thereunder to $200,000 (the "Bank Credit Facility"). The Bank Credit Facility consists of a $100,000 revolving credit facility (of which $25,000 may be used for acquisitions) along with an acquisition facility of up to $100,000. The acquisition facility is amortizable over five years beginning in April 1999; the revolving credit facility expires in April 2004. The Bank Credit Facility is collateralized by the Company's accounts receivable and inventories and by substantially all of its other personal property. The Bank Credit Facility contains customary affirmative covenants, negative covenants and conditions of borrowing. At May 30, 1998, indebtedness under the existing Bank Credit Facility consisted of $80,000 outstanding under its acquisition facility and letters of credit amounting to approximately $4,500.

       Long-term debt also consists of the 9 7/8% Senior Subordinated Notes and 8% Senior Subordinated Notes which mature on February 1, 2006 and March 1, 2008, respectively.

       The Company believes that the cash flow from operations and availability under the Bank Credit Facility will provide adequate funds for its working capital needs, planned capital expenditures and debt service requirements through the term of the Bank Credit Facility. The Company believes that it will be able to refinance the Bank Credit Facility prior to its termination, although there can be no assurance that it will be able to do so. The Company's ability to fund its operations, make planned capital expenditures, make scheduled payments and refinance its indebtedness depends on its future operating performance and cash flow, which, in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond its control.

       This report includes forward-looking statements which involve risks and uncertainties. The Company's actual experience may differ materially from that anticipated in such statements. Factors that might cause such a difference include, but are not limited to, those discussed in "Risk Factors" contained in Exhibit 99.1 of the Company's Annual Report on Form 10-K/A for the fiscal year ended February 28, 1998, as well as future events that have the effect of reducing the Company's available cash balances, such as unexpected operating losses, delays in the integration of the Company's acquired businesses, delivery of the Company's MDDS interactive video system, customer delivery requirements, new or expected refurbishments, or cash expenditures related to possible future acquisitions.

Item 1.  Legal Proceedings                                   Not applicable.

Item 2.  Changes in Securities

         Recent Sales of Unregistered Securities

         In March 1998, pursuant to the terms of an Agreement and Plan of Reorganization and Merger dated March 27, 1998, by and among B/E, BE Acquisition Corp., Aerospace Interiors, Inc. ("ASI"), Gregory N. Fodell and the Shareholders of ASI listed therein (the "Merger Agreement"), B/E issued 201,895 shares of B/E Common Stock in exchange for all of the outstanding stock of ASI. The shares of Common Stock issued pursuant to the Merger Agreement were not registered under the Securities Act on the basis that it was a transaction by an issuer not involving any public offering, in accordance with Section 4(2) under the Securities Act.

Item 3.  Defaults Upon Senior Securities                         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders     Not applicable.

Item 5.  Other Information

         Discretionary authority will be granted to the designated persons in the Proxy Statement for the Annual Meeting of Stockholders to be held in 1999 as to all matters which B/E does not have notice on or prior to May 26, 1999.

Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits

               1. Exhibit 27. Financial Data Schedule for the three months ended May 30, 1998

               2. Exhibit 10.1   Amended and Restated Employment Agreement
                  dated as of May 29, 1998 between the Registrant and Amin J. Khoury

              3.  Exhibit 10.2   Amended and Restated Employment Agreement
                  dated as of May 29, 1998 between the Registrant and Robert J. Khoury

              4.  Exhibit 10.3   Amended and Restated Employment Agreement
                  dated as of May 29, 1998 between the Registrant and Paul E. Fulchino

              5.  Exhibit 10.4   Amended and Restated Employment Agreement dated
                  as of May 29, 1998 between the Registrant and Thomas P.McCaffrey

         (b)  Reports on Form 8-K

              1.  May 8, 1998          Acquisition of Aircraft Modular Products
              2.  April 27, 1998       Acquisition of Puritan-Bennett
                                        Aero Systems Co.
              3.  April 13, 1998       Press Release

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              B/E AEROSPACE, INC.


Date:  June 30, 1998                     By:  /s/ Robert J. Khoury
                                              --------------------
                                              Vice Chairman and
                                              Chief Executive Officer



Date:  June 30, 1998                     By:  /s/ Thomas P. McCaffrey
                                              -----------------------
                                              Corporate Senior Vice President
                                              of Administration and Chief
                                              Financial Officer