Form 10-Q
period 1998-08-29
BE AEROSPACE INC
filed 1998-09-28
CIK 861361

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549



                                  FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                For the quarterly period ended August 29, 1998



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




     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES[X] NO[ ]

     The registrant has one class of common stock, $ .01 par value, of which 28,309,929 shares were outstanding as of September 23, 1998.


Item 1.  Financial Statements

                    CONDENSED CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands, except share data)

                                                                                August 29,             February 28,
                                                                                      1998                     1998
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                               $      29,203           $      164,685
     Accounts receivable - trade, less allowance for doubtful
          accounts of $4,817 (August 29, 1998)
          and $2,190 (February 28, 1998)                                           113,524                   87,931
     Inventories, net                                                              188,668                  121,728
     Other current assets                                                            9,506                    7,869
                                                                             -------------           --------------
         Total current assets                                                      340,901                  382,213
                                                                             -------------           --------------

PROPERTY AND EQUIPMENT, net                                                        136,873                  103,821
INTANGIBLES AND OTHER ASSETS, net                                                  335,447                  195,723
                                                                             -------------           --------------
                                                                             $     813,221           $      681,757
                                                                             =============           ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                        $      56,874           $       47,858
     Accrued liabilities                                                            93,928                   38,566
     Current portion of long-term debt                                               7,983                   33,285
                                                                             -------------           --------------
          Total current liabilities                                                158,785                  119,709
                                                                             -------------           --------------

LONG-TERM DEBT                                                                     464,813                  349,557
DEFERRED INCOME TAXES                                                                1,161                    1,207
OTHER LIABILITIES                                                                   19,512                   14,509

STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par value; 1,000,000 shares
          authorized; no shares outstanding                                              -                        -
     Common stock, $.01 par value; 50,000,000 shares
          authorized; 28,251,910 (August 29, 1998) and
          22,891,918 (February 28, 1998) issued and outstanding                        283                      229
     Additional paid-in capital                                                    359,660                  240,289
     Accumulated deficit                                                          (188,389)                 (40,724)
     Cumulative foreign exchange translation adjustment                             (2,604)                  (3,019)
                                                                             --------------          ---------------
          Total stockholders' equity                                               168,950                  196,775
                                                                             -------------           --------------
                                                                             $     813,221           $      681,757
                                                                             =============           ==============

See accompanying notes to condensed consolidated financial statements.


               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in thousands, except per share data)

                                                                                          Three Months Ended
                                                                                    -------------------------------
                                                                                    August 29,           August 30,
                                                                                          1998                 1997
NET SALES                                                                          $   156,352            $ 119,843

COST OF SALES                                                                           96,752               75,694
                                                                                   -----------          -----------

GROSS PROFIT                                                                            59,600               44,149

OPERATING EXPENSES:

     Selling, general and administrative                                                19,042               15,032
     Research, development and engineering                                              12,770               11,542
     Amortization                                                                        3,919                2,676
     In-process research and development and
       acquisition-related  expenses                                                    70,902                    -
                                                                                   -----------           ----------

          Total operating expenses                                                     106,633               29,250
                                                                                   -----------           ----------

OPERATING EARNINGS (LOSS)                                                              (47,033)              14,899

INTEREST EXPENSE, net                                                                    8,664                5,401
                                                                                   -----------          -----------

EARNINGS (LOSS) BEFORE INCOME TAXES                                                    (55,697)               9,498

INCOME TAXES                                                                             2,585                1,421
                                                                                   -----------          -----------

NET EARNINGS (LOSS)                                                                $   (58,282)          $    8,077
                                                                                   ============          ==========

BASIC NET EARNINGS (LOSS) PER COMMON SHARE                                         $     (2.37)          $      .36
                                                                                   ============         ===========

DILUTED NET EARNINGS (LOSS) PER COMMON SHARE                                       $     (2.37)          $      .34
                                                                                   ============         ===========


See accompanying notes to condensed consolidated financial statements.


               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in thousands, except per share data)

                                                                                           Six Months Ended
                                                                                    -------------------------------
                                                                                    August 29,           August 30,
                                                                                          1998                 1997
NET SALES                                                                          $   296,343            $ 233,689

COST OF SALES                                                                          184,863              148,477
                                                                                   -----------           ----------

GROSS PROFIT                                                                           111,480               85,212

OPERATING EXPENSES:

     Selling, general and administrative                                                37,041               27,935
     Research, development and engineering                                              24,742               22,550
     Amortization                                                                        7,360                5,529
     In-process research and development and
       acquisition-related expenses                                                    169,155                    -
                                                                                   -----------           ----------

          Total operating expenses                                                     238,298               56,014
                                                                                   -----------           ----------

OPERATING EARNINGS (LOSS)                                                             (126,818)              29,198

INTEREST EXPENSE, net                                                                   16,446               11,531
                                                                                   -----------           ----------

EARNINGS (LOSS) BEFORE INCOME TAXES                                                   (143,264)              17,667

INCOME TAXES                                                                             4,401                2,647
                                                                                   -----------            ---------

NET EARNINGS (LOSS)                                                                $  (147,665)         $    15,020
                                                                                   ============         ===========

BASIC NET EARNINGS (LOSS) PER COMMON SHARE                                         $     (6.20)         $       .68
                                                                                   ============         ===========

DILUTED NET EARNINGS (LOSS) PER COMMON SHARE                                       $     (6.20)         $       .64
                                                                                   ============         ===========


See accompanying notes to condensed consolidated financial statements.


               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)

                                                                                          Six Months Ended
                                                                                -----------------------------------
                                                                                August 29,               August 30,
                                                                                      1998                     1997
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings (loss)                                                        $ (147,665)             $    15,020
     Adjustments to reconcile net earnings to net cash flows
          provided by operating activities:
              In-process research and development and acquisition-
                 related expenses                                                  169,155                        -
              Depreciation and amortization                                         16,258                   12,465
              Deferred income taxes                                                    (70)                    (344)
              Non cash employee benefit plan contributions                           1,055                      804
              Changes in operating assets and  liabilities, net of effects from acquisitions:
                Accounts receivable                                                  6,163                     (388)
                Inventories                                                        (45,435)                  (5,332)
                Other current assets                                                (1,115)                  (3,011)
                Accounts payable                                                     4,887                    2,918
                Accrued liabilities                                                  8,552                   (1,606)
                                                                                ----------              -----------
     Net cash flows provided by operating activities                                11,785                   20,526
                                                                                ----------              -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures                                                         (20,210)                 (11,656)
      Change in intangible and other assets                                         (3,991)                  (2,464)
      Acquisitions, net of cash acquired                                          (209,636)                       -
                                                                                -----------             ------------
Net cash flows used in investing activities                                       (233,837)                 (14,120)
                                                                                -----------             ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings (repayments) under bank credit facilities                      120,271                     (957)
     Proceeds from issuances of stock, net of expenses                               2,604                    7,455
     Principal payments on long-term debt                                          (36,691)                       -
                                                                                -----------            ------------
Net cash flows provided by financing activities                                     86,184                    6,498
                                                                                ----------             ------------

Effect of exchange rate changes on cash flows                                          386                     (177)
                                                                                ----------              ------------

Net increase (decrease) in cash and cash equivalents                              (135,482)                  12,727

Cash and cash equivalents, beginning of period                                     164,685                   44,149
                                                                                ----------             ------------

Cash and cash equivalents, end of period                                        $   29,203              $    56,876
                                                                                ==========              ===========

Supplemental disclosures of cash flow information:
     Cash paid during period for:
       Interest                                                                 $    4,897              $    11,343
       Income taxes, net                                                        $      460              $       568
     Schedule of noncash transactions:
       Fair market value of assets acquired in acquisitions                     $  367,386                        -
       Cash paid for businesses acquired in acquisitions                        $  210,986                        -
       Common stock issued in connection with acquisitions                      $  117,413                        -
       Liabilities assumed and accrued acquisition costs
             incurred in connection with acquisitions                           $   38,400                        -


See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AUGUST 29, 1998 AND AUGUST 30, 1997

Note 1.    Basis of Presentation

           The condensed consolidated financial statements of BE Aerospace, Inc., its wholly-owned and majority-owned subsidiaries (the "Company" or "B/E") have been prepared by the Company and are unaudited pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information related to the Company's organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, these unaudited condensed consolidated financial statements reflect all material adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations and statements of financial position for the interim periods presented. These results are not necessarily indicative of a full year's results of operations.

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

Note 2.    Fiscal 1999 Acquisitions

           On April 13, 1998, the Company completed its acquisition of Puritan Bennett Aero Systems Co. ("PBASCO") for approximately $69,700 in cash and the assumption of liabilities aggregating approximately $2,810. PBASCO is the leading manufacturer of commercial aircraft oxygen delivery systems and "WEMAC" air valve components and in addition supplies overhead lights and switches, crew masks and protective breathing devices for both commercial and general aviation aircraft. During the first quarter of fiscal 1999, the Company recorded a charge of approximately $37,000 associated with the PBASCO transaction, for the write-off of in-process research and development and acquisition-related expenses.

           On April 21, 1998, the Company acquired substantially all of the assets of Aircraft Modular Products ("AMP") for approximately $117,300 in cash and assumed certain liabilities aggregating approximately $2,840. AMP is a leading manufacturer of cabin interior products for general aviation (business jet) and commercial-type VIP aircraft, providing a broad line of products including seating, sidewalls, bulkheads, credenzas, closets, galley structures, lavatories, tables and sofas; along with related spare parts. During the first quarter of fiscal 1999, the Company recorded a charge of approximately $61,253 associated with the AMP transaction, for the write-off of in-process research and development and acquisition-related expenses.

           On August 7, 1998, the Company acquired all of the capital stock of SMR Aerospace, Inc. and its affiliates, SMR Developers LLC and SMR Associates (together "SMR") for an aggregate purchase price of approximately $142,000 subject to adjustment, and the assumption of liabilities aggregating approximately $21,100. The purchase price of $142,000 consisted of a cash payment of $24,000, which included a payment of $22 million in cash to the employee stock ownership plan of Flight Structures, Inc., a subsidiary of SMR Aerospace, Inc. and the issuance of 4,000,000 shares of the Company's common stock to the SMR selling shareholders. Terms of the SMR acquisition agreement (the "SMR Acquisition Agreement"), provide that to the extent that the SMR selling shareholders do not receive Net Proceeds (as defined),

           (which included the $2 million in cash already received by the SMR selling shareholders) of $120,000 from the sale of the 4,000,000 shares of the Company's common stock, the Company will pay such difference to the SMR selling shareholders with funds drawn under the Company's existing bank credit facility. The Company has secured its obligations under the SMR purchase agreements by establishing an irrevocable letter of credit in favor of the SMR selling shareholders. If the Net Proceeds (as defined) are in excess of $142,000, such excess will be paid to the Company. SMR is a leader in providing design, integration, installation, and certification services for commercial aircraft passenger cabin interiors.

           SMR's broad range of interior reconfiguration services allow airlines to change the size of certain classes of service, modify and upgrade the seating, install telecommunications or entertainment options, relocate galleys, lavatories, and overhead bins and install crew rest compartments. SMR is also a supplier of structural design and integration services, including airframe modifications for passenger-to-freighter conversions. During the second quarter of fiscal 1999, the Company recorded a charge of approximately $71,000 associated with the SMR transaction, for the write-off of in-process research and development and acquisition-related expenses

           As a result of the acquisitions of PBASCO, AMP and SMR, the Company has recorded a charge of $169,155 for the write-off of acquired in-process research and development and acquisition-related expenses associated with the transactions. In addition, in connection with the acquisition of C. F. Taylor, the Company expects that less than 10% of the purchase price will be allocated to in-process research and development, and will be written off. In-process research and development expenses arose from new product development projects that were in various stages of completion at the respective acquired enterprises at the date of acquisition. In-process research and development costs for products under development at the date of acquisition that had not established technological feasibility and for which no alternative use was identified were written off.

           New product development projects underway at AMP at the date of acquisition included, among others, executive aircraft interior products for the Bombardier Global Express, Boeing Business Jet, Airbus Corporate Jet, Cessna Citation 560XL, Cessna Citation 560 Ultra, Visionare Vantage and Lear 60, as well as other specific executive aircraft seating products. New product development projects underway at PBASCO at the date of acquisition included, among others, modular drop boxes, passenger and flight crew oxygen masks, oxygen regulators and generators, protective breathing equipment, on board oxygen generating systems, reading lights, passenger service units, external viewing systems for executive and commercial aircraft and cabin monitoring systems. New product development projects underway at SMR at the date of acquisition included, among others, pneumatic and electrical deicing systems for the substantial majority of all executive and commuter aircraft types, crew rest modules for selected wide-body aircraft, passenger to freighter and combi to freighter conversion kits for selected wide-body aircraft, hovercraft skirting devices, cargo nets, and smoke barriers.

           Management estimates that the research and development cost to complete the in-process research and development related to projects underway at PBASCO, AMP and SMR will aggregate approximately $19,000, which would be incurred over a three to four year period. Uncertainties that could impede progress to a developed technology include (i) availability of financial resources to complete the development; (ii) regulatory approval (FAA, CAA, etc.) required for each product before it can be installed on an aircraft; (iii) economic feasibility of developed technologies; (iv) customer acceptance; and (v) general competitive conditions in the industry. There can be no assurance that the in-process research and development projects will be successfully completed and commercially introduced.

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

                                                                 Three Months Ended              Six Months Ended
                                                           ---------------------------        -------------------------
                                                            August 29,       August 30,        August 29,     August 30,
                                                                 1998             1997              1998           1997
                   Net earnings (loss)                     $    (58,282)      $  8,077        $  (147,665)    $  15,020
                   Other comprehensive income:
                   Foreign exchange translation adjustment          943         (2,374)               415        (2,742)
                                                           --------------    ---------        -----------     ---------
                   Comprehensive income (loss)             $    (57,339)       $ 5,703        $  (147,250)    $  12,278
                                                           =============       =======        ============    =========

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

           Credit Facilities - On August 7, 1998, the Company acquired all of the capital stock of SMR Aerospace, Inc. and its affiliates, SMR Developers LLC and SMR Associates (together, "SMR") for an aggregate purchase price of approximately $142,000, subject to adjustment, and the assumption of liabilities aggregating approximately $21,100. The purchase price of $142,000 consisted of a cash payment of $24,000, which included a payment of $22 million in cash to the employee stock ownership plan of Flight Structures, Inc., a subsidiary of SMR Aerospace, Inc. and the issuance of 4,000,000 shares of the Company's common stock to the SMR selling shareholders. Terms of the SMR acquisition agreement (the "SMR Acquisition Agreement"), provide that to the extent that the SMR selling shareholders do not receive Net Proceeds (as defined), which include the $2,000 in cash already received by the SMR selling shareholders, of $120,000 from the sale of the 4,000,000 shares of the Company common stock, the Company will pay such difference to the SMR selling shareholders with funds drawn under the Company's existing bank credit facility. The Company has secured its obligations under the SMR purchase agreements by establishing an irrevocable letter of credit in favor of the SMR selling shareholders. If the Net Proceeds (as defined) are in excess of $142,000, such excess will be paid to the Company. SMR is a leader in providing design, integration, installation, and certification services for commercial aircraft passenger cabin interiors.

           The Bank Credit Facility consists of a $100,000 revolving credit facility, an acquisition facility of up to $100,000 and an interim revolving credit commitment of $120,000 available for the irrevocable letter of credit in connection with the SMR acquisition. The revolving credit facility expires in April 2004, the acquisition facility is amortizable over five years beginning in April 1999, and the interim revolving credit commitment terminates on April 2, 1999. At the termination of the interim revolving credit commitment or, at the option of the Company, upon the earlier expiration of the Company's obligation to maintain the irrevocable letter of credit, the aggregate principal amount that may be borrowed under the Bank Credit Facility will be reduced by $120,000, back to $200,000.

           The Bank Credit Facility is collateralized by the Company's accounts receivable, inventories and by substantially all of its other personal property. The Bank Credit Facility contains customary affirmative covenants, negative covenants and conditions of borrowing, all of which were met by the Company as of August 29, 1998. At August 29, 1998, indebtedness under the existing Bank Credit Facility consisted of letters of credit aggregating approximately $124,000 (including the $120,000 SMR letter of credit) and outstanding borrowings under the revolving and acquisition facilities credit aggregating $121,000 (bearing interest at LIBOR plus 1.50%, as defined).

Note 6.  Earnings (Loss) Per Share

         The following table sets forth the computation of basic and diluted earnings (loss) per share for the three months and six months ended August 29, 1998 and August 30, 1997.

                                                               Three  Months Ended                Six Months Ended
                                                           ---------------------------        --------------------------
                                                            August 29,      August 30,        August 29,       August 30,
                                                                  1998          1997               1998             1997

          Numerator - Net earnings (loss)                 $   (58,282)        $   8,077       $ (147,665)     $  15,020
                                                          ============        =========       ===========      ========
          Denominator:
          Denominator for basic earnings (loss) per
          share -
             Weighted average shares                            24,575           22,269           23,822        22,103
          Effect of dilutive securities -
             Employee stock options                                814            1,258              882         1,390
                                                            -----------      ----------      -----------      --------
          Denominator for diluted earnings (loss) per
          share -
             Adjusted weighted average shares                   25,389           23,527          24,704         23,493
                                                            ==========       ==========      ===========      ========
          Basic earnings (loss) per share                   $    (2.37)      $      .36      $    (6.20)       $   .68
                                                            ===========      ==========      ===========      ========
          Diluted earnings (loss) per share                 $    (2.37)      $      .34      $    (6.20)       $   .64
                                                            ===========      ===========     ===========      ========

Note 7. Subsequent Event

         On September 3, 1998, the Company acquired substantially all of the galley equipment assets and assumed related liabilities of C. F. Taylor Interiors Limited and acquired the common stock of C. F. Taylor (Wales) Limited (collectively "CF Taylor"), both wholly owned subsidiaries of EIS Group PLC, for a total cash purchase price of approximately
         GBP 14.9 million, (approximately $25.1 million, based upon the exchange rate in effect on September 3, 1998). CF Taylor is a manufacturer of galley equipment for both narrow and wide-body aircraft, including galley structures, crew rests and related spare parts.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The following discussion and analysis addresses the results of the Company's operations for the three months ended August 29, 1998, as compared to the Company's results of operations for the three months ended August 30, 1997. The discussion and analysis then addresses the results of the Company's operations for the six months ended August 29, 1998, as compared to the Company's results of operations for the six months ended August 30, 1997. The discussion and analysis then addresses the liquidity and financial condition of the Company and other matters.

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

       On April 21, 1998, the Company acquired substantially all of the assets of Aircraft Modular Products ("AMP") for approximately $117,300 in cash and assumed certain liabilities aggregating approximately $2,840. AMP is a leading manufacturer of cabin interior products for general aviation (business jet) and commercial - type VIP aircraft, providing a broad line of products including seating, sidewalls, bulkheads, credenzas, closets, galley structures, lavatories, tables and sofas, along with related spare parts.

       On August 7, 1998, the Company acquired all of the capital stock of SMR Aerospace, Inc. and its affiliates, SMR Developers LLC and SMR Associates (together "SMR") for an aggregate purchase price of approximately
       $142,000, subject to adjustment, and the assumption of liabilities aggregating approximately $21,000. The purchase price of $142,000 consisted of a cash payment of $24,000 and the issuance of 4,000,000 shares of the Company's common stock to the SMR selling shareholders. Terms of the SMR purchase agreement provide that to the extent that the SMR selling shareholders do not receive net proceeds (as defined) of $142,000, the Company will pay such difference to the SMR selling shareholders with funds drawn under the Company's existing bank credit facility.

       The Company has secured its obligations under the SMR purchase agreements by establishing an irrevocable letter of credit in favor of the SMR selling shareholders. If the net proceeds (as defined) are in excess of $142,000, such excess will be paid to the Company. SMR is a leader in providing design, integration, installation and certification services for commercial aircraft passenger cabin interiors. SMR's broad range of interior reconfiguration services allow airlines to change the size of certain classes of service, modify and upgrade the seating, install telecommunications or entertainment options, relocate galleys, lavatories, and overhead bins and install crew rest compartments. SMR is also a supplier of structural design and integration services, including airframe modifications for passenger-to-freighter conversions.

        As a result of the acquisitions of PBASCO, AMP and SMR, the Company has recorded a charge of $169,155 for the write-off of acquired in-process research and development and acquisition related expenses associated with the transactions. In addition, in connection with the acquisition of CF Taylor, the Company expects that less than 10% of the purchase price will be allocated to in-process research and development, and will be written off. In-process research and development expenses arose from new product development projects that were in various stages of completion at the respective acquired enterprises at the date of acquisitions. In-process research and development expenses for products under development at the date of acquisition that had not established technological feasibility and for which no alternative use was identified were written off.

       New product development projects underway at AMP at the date of acquisition included, among others, executive aircraft interior products for the Bombardier Global Express, Boeing Business Jet, Airbus Corporate Jet, Cessna Citation 560XL, Cessna Citation 560 Ultra, Visionare Vantage and Lear 60, as well as other specific executive aircraft seating products. New product development projects underway at PBASCO at the date of acquisition included, among others, modular drop boxes, passenger and flight crew oxygen masks, oxygen regulators and generators, protective breathing equipment, on board oxygen generating systems, reading lights, passenger service units, external viewing systems for executive and commercial aircraft and cabin monitoring systems. New product development projects underway at SMR at the date of acquisition included, among others, pneumatic and electrical deicing systems for the substantial majority of all executive and commuter aircraft types, crew rest modules for selected wide-body aircraft, passenger-to-freighter and combi-to-freighter conversion kits for selected wide-body aircraft, hovercraft skirting devices, cargo nets, and smoke barriers.

       Management estimates that the research and development cost to complete the in-process research and development related to projects underway at PBASCO, AMP and SMR will aggregate approximately $19,000, which would be incurred over a three to four year period. Uncertainties that could impede progress to a developed technology include (1) availability of financial resources to complete the development, (2) regulatory approval (FAA, CAA, etc.) required for each product before it can be installed on an aircraft, (3) economic feasibility of developed technologies, (4)
       customer acceptance and (5) general competitive conditions in the industry. There can be no assurance that the in-process research and development projects will be successfully completed and commercially introduced.

       The acquisition of PBASCO, AMP and SMR are collectively referred to as the "Acquisitions." The Acquisitions have been accounted for using purchase accounting.


       Recently, Rockwell Collins has entered the in-flight entertainment industry by purchasing Hughes Avicom, and in doing so has changed the competitive landscape for this line of business. The Company has evaulated the impact of the changing market conditions, and has determined that the long-term success of this line of business may be enhanced by teaming with a partner with substantial economic and technology resources. Accordingly, the Company may monetize all or a portion of its investment in its in-flight entertainment business.

       THREE MONTHS ENDED AUGUST 29, 1998, AS COMPARED TO THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED AUGUST 30, 1997

       Net sales for the fiscal 1999 three-month period were $156,352, or $36,509 (30%) greater than sales of $119,843 for the comparable period in the prior year. The Acquisitions accounted for a substantial portion of the increase in revenues during the quarter ended August 29,1998; AMP and PBASCO contributed approximately $22,700, with SMR adding $6,000 of revenues. Internal growth during the quarter was unusually low due to uneven airline scheduling requirements. The Company does not believe this period is reflective of the Company's strong growth in orders and backlog. As described below, the Company expects very significant internal growth during the second half of the year and significant internal growth for the full year. During the three months ended August 29, 1998 and year ended February 28, 1998, the Seating Products and Interior Systems Groups, exclusive of businesses acquired during fiscal 1999, generated approximately 79% and 78%, respectively, of total revenues. During the eighteen month period August 29, 1998, these two groups generated their highest bookings ever, with program awards of approximately $764,909 from the world's airlines, including, among others, Delta Air Lines, US Airways, British Airways, United Airlines, American Airlines and Northwest Airlines. The Seating Products Group, which generated approximately 52% of total revenues in fiscal 1998, had its strongest booking quarter ever, with a book to bill ratio of approximately 1.9:1 during the three months ended August 29, 1998. Total bookings for the Company during the quarter were approximately $215,000, and the Company experienced a book to bill ratio of almost 1.4:1. The scheduled delivery dates for the Seating Products and Interior Systems Groups along with scheduled deliveries for other
       programs  form  the  basis  for   management's   expectation  of  very
       significant internal revenue growth for the Company during the second half of Fiscal 1999.

       THREE MONTHS ENDED AUGUST 29, 1998, AS COMPARED TO THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED AUGUST 30, 1997 (CONTINUED)

       Gross profit was $59,600 (38.1% of sales) for the three months ended August 29, 1998. This was $15,451, or 35%, greater than the comparable period in the prior year of $44,149, which represented 36.8% of sales. The increase in gross profit is attributable to the growth in revenues and the improved gross margins.

       Selling, general and administrative expenses were $19,042 (12.2% of sales) for the three months ended August 29, 1998. This was $4,010, or 27%, greater than the comparable period in the prior year of $15,032 (12.5% of sales). The increase in selling, general and administrative expenses was primarily due to inclusion of the relevant expenses from the Acquisitions along with increases associated with internal growth.

       Research, development and engineering expenses were $12,770 (8.2% of sales) for the three months ended August 29, 1998, an increase of $1,228 over the comparable period in the prior year. The increase in research, development and engineering expense in the current period is primarily attributable to on-going new product development activities.

       Amortization expense for the quarter ended August 29, 1998 of $3,919, was $1,243 greater than the amount recorded in the second quarter of Fiscal 1998 due to the Acquisitions.

       Based on management's assumptions, a portion of the Acquisition purchase price was allocated to purchased research and development that had not reached technological feasibility and had no future alternative use. During the second quarter of Fiscal 1999, the Company recorded a charge of $70,902 for the write-off of in-process research and development and acquisition-related expenses. Management estimates that the research and development cost to complete the in-process research and development related to projects underway at PBASCO, AMP and SMR will aggregate $19,000, which will be incurred over a three to four year period.

       Due to the acquisition-related charges of $70,902 during the current quarter, the Company incurred an operating loss of $(47,033), as compared to operating earnings of $14,899 during the comparable period in the prior year. Operating earnings excluding the acquisition-related charges were $23,869.

       Interest expense, net was $8,664 for the three months ended August 29, 1998, or $3,263 greater than interest expense of $5,401 for the comparable period in the prior year. The increase in interest expense is due to the increase in the Company's long-term debt.

       The loss before income taxes in the current quarter was $(55,697), (which includes in-process research and development and acquisition-related expenses of $70,902) as compared to earnings before incomes taxes of $9,498 in the prior year's comparable period. Earnings before income taxes excluding the acquisition-related charges were $15,205. Income tax expense for the quarter ended August 29, 1998 was $2,585, as compared to $1,421 in the prior year's comparable period.

       The net loss for the quarter ended August 29, 1998 was $(58,282), or $(2.37) per share (diluted), as compared to net earnings of $8,077, or $.34 per share (diluted), for the comparable period in the prior year.

       SIX MONTHS ENDED AUGUST 29, 1998, AS COMPARED TO THE RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED AUGUST 30, 1997

       Net sales for the fiscal 1999 six-month period were $296,343, an increase of approximately $62,654, or 27% over the comparable period in the prior year. The recent acquisitions of PBASCO,

       SIX MONTHS ENDED AUGUST 29, 1998, AS COMPARED TO THE RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED AUGUST 30, 1997 (CONTINUED)

       AMP and SMR accounted for a substantial portion of the increase in revenues during this period; AMP and PBASCO generated approximately $36,700 of revenues, with SMR adding approximately $6,000. Internal growth during the six month period was low due to uneven airline scheduling requirements. The Company does not believe this period is reflective of the Company's strong growth in orders and backlog. As described below, the Company expects very significant internal growth during the second half of the year and significant internal growth for the full year. During each of the six months ended August 29, 1998 and the year ended February 28, 1998, the Seating Products and Interior Systems Groups, exclusive of businesses acquired during fiscal 1999, generated approximately 78% of total revenues. During the eighteen month period ended August 29, 1998, these two groups generated their highest bookings ever, with program awards of approximately $764,909 from the world's airlines, including, among others, Delta Air Lines, USAirways, British Airways, United Airlines, American Airlines and Northwest Airlines. The Seating Products Group, which generated approximately 52% of total revenues in fiscal 1998, had its strongest booking quarter ever, with a book to bill ratio of approximately 1.9:1; total bookings for the Company during the quarter were approximately $215,000, and the Company experienced a book to bill ratio of almost 1.4:1. The scheduled delivery dates for the Seating Products and Interior Systems Groups along with scheduled deliveries for other programs form the basis for management's expectation of very significant internal growth for the Company during the second half of Fiscal 1999.

       Gross profit was $111,480 (37.6% of sales) for the six months ended August 29, 1998. This was $26,268, or 31%, greater than the comparable period in the prior year of $85,212, which represented 36.5% of sales. The primary reasons for the improvement in gross margins include: (i) shift in product mix in all divisions toward higher margins products;
       (ii) higher unit volumes; and (iii) a company-wide re-engineering program which has resulted in higher employee productivity and better manufacturing efficiency.

       Selling, general and administrative expenses were $37,041 (12.5% of sales) for the six months ended August 29, 1998. This was $9,106, or 33%, greater than the comparable period in the prior year of $27,935 (12.0% of sales). The increase in selling, general and administrative expenses was primarily due to inclusion of the relevant expenses of the acquired companies along with increases associated with internal growth.

       Research, development and engineering expenses were $24,742 (8.3% of sales) for the six months ended August 29, 1998, an increase of $2,192 over the comparable period in the prior year. The increase in research, development and engineering expense in the current period is primarily attributable to on-going new product development activities.

       Amortization expense for the six months ended August 29 1998 of $7,360 was $1,831 greater than the amount recorded in the comparable period in the prior year.

       Based on management's assumptions, a portion of the Acquisition purchase price was allocated to purchased research and development that had not reached technological feasibility and had no future alternative use. During the first six months of fiscal 1999, the Company recorded a charge of $169,155 for the write-off of the acquired in-process research and development and acquisition-related expenses. Management estimates that the research and development cost to complete the in-process research and development related to projects underway at PBASCO, AMP and SMR will aggregate $19,000, which will be incurred over a three to four year period. Due to the acquisition-related charges of $169,155 during the six months ended August 29, 1998, the Company incurred an operating loss of $(126,818), as compared to operating earnings of $29,198 in the prior year. Operting earnings excluding the

       SIX MONTHS ENDED AUGUST 29, 1998, AS COMPARED TO THE RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED AUGUST 30, 1997 (CONTINUED)

       acquisition-related charges were $42,337.

       Interest expense, net was $16,446 for the six months ended August 29, 1998, or $4,915 greater than interest expense of $11,531 for the comparable period in the prior year and is due to the increase in the Company's long-term debt.

       The loss before income taxes in the current quarter was $(143,264), (which includes in-process research and development and acquisition-related expenses of $169,155) as compared to earnings before incomes taxes of $17,667 in the prior year's comparable period. Earnings before income taxes excluding the acquisition related charges were $25,891. Income tax expense for the six months ended August 29, 1998 was $4,401, as compared to $2,647 in the prior year's comparable period.

       The net loss for the six months ended August 29, 1998 was $(147,665), or $(6.20) per share (diluted), as compared to net earnings of $15,020, or $.64 per share (diluted), for the comparable period in the prior year.

       LIQUIDITY AND CAPITAL RESOURCES

       The Company's liquidity requirements consist of working capital needs, ongoing capital expenditures and scheduled payments of interest and principal on its indebtedness. B/E's primary requirements for working capital have been directly related to increased accounts receivable and inventory levels as a result of both acquisitions and revenue growth. B/E's working capital was $182,116 as of August 29, 1998, as compared to $262,504 as of February 28,1998.

       At August 29, 1998, the Company's cash and cash equivalents were $29,203, as compared to $164,685 at February 28, 1998. Cash provided from operating activities was $11,785 for the six months ended August 29, 1998. The primary source of cash during the six months ended August 29, 1998 was the net loss of $(147,665) offset by non-cash charges for in-process research and development, depreciation, amortization and acquisition-related expenses of $185,413, decreases in accounts receivable of $6,163 and increases in accrued and other liabilities of $8,552, offset by a use of cash of $46,550 related to increases in inventories and other current assets. The primary use of cash during the six month period was $209,636 for the acquisitions of PBASCO, AMP and SMR.

       The Company's capital expenditures were $20,210 and $11,656 during the six months ended August 29, 1998 and August 30, 1997, respectively. The increase in capital expenditures was primarily attributable to (i) the development of a new management information system to replace the Company's existing systems, many of which were inherited in acquisitions; and (ii) expenditures for plant modernization. The management information system is expected to be installed over 18 months and will be year 2000 compliant. The Company anticipates ongoing annual capital expenditures of approximately $35,000 for the next several years to be in line with the expanded growth in business and the recent acquisitions.

       On August 7, 1998, the Company amended its credit facilities with The Chase Manhattan Bank by increasing the aggregate principal amount that may be borrowed thereunder by $120,000, up to $320,000, by adding an interim revolving credit commitment to provide for an irrevocable letter of credit (the "Bank Credit Facility"). Pursuant to the SMR Acquisition Agreement, to the extent the Net Proceeds (as defined) which include the $2,000 in cash already received by the SMR Sellers, from the sale of the 4,000,000 shares of the Company common stock by the SMR sellers is less than $120,000, the Company will pay such difference to the SMR sellers with funds drawn under the Bank Credit Facility.

       The Bank Credit Facility consists of a $100,000 revolving credit facility, an acquisition facility of up to $100,000 and an interim revolving credit commitment of $120,000 available for the irrevocable letter of credit in connection with the SMR acquisition. The revolving credit facility expires in April 2004, the acquisition facility is amortizable over five years beginning in April 1999, and the interim revolving credit commitment terminates on April 2, 1999. Current maturities associated with the Bank Credit Facility aggregate $7,500. At the termination of the interim revolving credit commitment or, at the option of the Company, upon the earlier expiration of the Company's obligation to maintain the irrevocable letter of credit, the aggregate principal amount that may be borrowed under the Bank Credit Facility will be reduced by $120,000, back to $200,000.

       The Bank Credit Facility is collateralized by the Company's accounts receivable, inventories and by substantially all of its other personal property. The Bank Credit Facility contains customary affirmative covenants, negative covenants and conditions of borrowing, all of which were met by the Company as of August 29, 1998. At August 29, 1998, indebtedness under the existing Bank Credit Facility consisted of letters of credit aggregating approximately $124,000 (including the $120,000 SMR letter of credit) and outstanding borrowings under the revolving
       and  acquisition   facilities  credit  aggregating  $121,000  (bearing
       interest at LIBOR plus 1.50%, as defined).

       In February 1998, the Company sold $250,000 of 8% Notes. In conjunction with the sale of the 8% Notes, the Company initiated at tender offer for the $125,000 of 9 3/4% Senior Notes due 2003 (the "9 3/4% Notes"). The net proceeds from the offering of approximately $240,419 were used (i) for the tender offer (which expired on February 25, 1998) in which approximately $101,800 of the 9 3/4 % Notes were retired; (ii) to call the remaining 9 3/4 Notes on March 16, 1998; and (iii) together with the proceeds from the Bank Credit Facility, to fund the acquisitions of AMP and PBASCO. The Company incurred an extraordinary charge of $8,956 for unamortized debt issue costs, tender and redemption premiums and fees and expenses related to the repurchase of 9 3/4% Notes.

       Long-term debt consists of the Bank Credit Facility, 9 7/8% Senior Subordinated Notes ("9 7/8% Notes") and 8% Senior Subordinated Notes ("8% Notes"). The 9 7/8% Notes and 8% Notes mature on February 1, 2006 and March 1, 2008, respectively.

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

       DEFERRED TAX ASSETS

       The Company has established a valuation allowance related to the utilization of its deferred tax assets because of uncertainties that preclude it from determining that it is more likely than not that it will be able to generate taxable income to realize such assets during the operating loss carryforward period, which expires in 2012. Such uncertainties include recent cumulative losses by the Company, the highly cyclical nature of the industry in which it operates, economic conditions in Asia which is impacting the airframe manufacturers and the airlines, the Company's high degree of financial leverage and risks associated with the integration of acquisitions. The Company monitors these as well as other positive and negative factors that may arise in the future, as it assesses the necessity for a valuation allowance for its deferred tax assets.

       YEAR 2000 COSTS

       The "Year 2000" issue is the result of computer programs using two digits rather than four to define the applicable year. Because of this programming convention, software, hardware or firmware may recognize a date using "00" as the year 1900 rather than the year 2000. Use of non-Year 2000 compliant programs could result in system failures, miscalculations or errors causing disruptions of operations or other business problems, including, among others, a temporary inability to process transactions and invoices or engage in similar normal business activities.

       B/E Technology Initiatives Program - The Company has experienced substantial growth as a result of having completed 15 acquisitions since 1989. Essentially all of the acquired businesses were operating on a separate information system, using different hardware and software platforms. In fiscal 1997, the Company undertook to examine its systems, both pre-existing and acquired for Year 2000 compliance with a view to replacing non-compliant systems and creating an integrated Year 2000 compliant system. In addition, the Company has undertaken a comprehensive program to address the Year 2000 issue with respect to the following non-system areas: (i) network switching; (ii) the Company's non-information technology systems (such as buildings, plant, equipment and other infrastructure systems that may contain embedded microcontroller technology); (iii) the status of major vendors, third party network service providers and other material service providers (insofar as they relate to the Company's business). As explained below, the Company's efforts to assess its systems as well as non-system areas related to Year 2000 compliance involve (i) a wide-ranging assessment of the Year 2000 problems that may affect the Company; (ii) the development of remedies to address the problems discovered in the assessment phase; and (iii) testing of the remedies.

       Assessment Phase - The Company has identified substantially all of its major hardware and software platforms in use as well as the relevant non-system areas described above. The Company has determined its systems requirements on a company-wide basis and has begun the implementation of an enterprise resource planning (ERP) system, which is intended to be a single system data base onto which all the Company's individual systems will be migrated. In relation thereto, the Company has signed contracts with substantially all of its significant hardware, software and other equipment vendors and third party network service providers related to Year 2000 compliance.

       Remediation and Testing Phase - In implementing the ERP system, the Company undertook and has completed, a remediation and testing phase of all internal systems, LANs, WANs and PBXs. These phases were intended to address potential Year 2000 problems of the ERP system in relation to both information technology, non-information technology systems and then to demonstrate that the ERP software was Year 2000 compliant. ERP system software was selected and applications implemented by a team of internal users, outside system integrator specialists and ERP application experts. The ERP system was tested between June 1997 to 1998 by this team of experts. To date, one location has been fully implemented on the ERP system. This Company-wide solution is being deployed to all other B/E sites in a manner that is designed to meet full implementation for all non-Year 2000 compliant sites by December 31, 1999.

       Contingency Plans - The Company has begun to analyze contingency plans to handle worse case Year 2000 scenarios that the Company believes reasonably could occur and, if necessary, intends to develop a timetable for completing such contingency plans.

       Costs Related to the Year 2000 Issue - To date, the Company has incurrred approximately $15,000 in costs related to the implementation of the ERP system. The Company currently estimates that total ERP implementation will cost approximately $30,000 and a portion of the costs have and will be capitalized to the extent permitted under generally accepted accounting principles. The Company expects that it will incur approximately $8,000 related to this program during calendar 1998 and an additional $7,000 during calendar 1999.

       Risks Related to the Year 2000 Issue - Although the Company's efforts to be Year 2000 compliant are intended to minimize the adverse effects of the Year 2000 issue on the Company's business and operations, the actual effects of the issue will not be known until 2000. Difficulties in implementing the ERP system or failure by the Company to fully implement the ERP system or the failure of its major vendors, third party network service providers, and other material service providers and customers to adequately address their respective Year 2000 issues in a timely manner would have a material adverse effect on the Company's business, results of operations, and financial condition. The Company's capital requirements may differ materially from the foregoing estimate as a result of regulatory, technological and competitive developments
       (including market developments and new opportunities) in the Company's industry.

       This report includes forward-looking statements that involve risks and uncertainties. The Company's actual experience may differ materially from that anticipated in such statements. Factors that might cause such a difference include, but are not limited to, those discussed in "Risk Factors" contained in Exhibit 99.1 of the Company's Annual Report on Form 10-K/A for the fiscal year ended February 28, 1998, and in the Company's Form S-3 dated September 11, 1998, as well as future events that have the effect of reducing the Company's available cash balances, such as unexpected operating losses, delays in the integration of the Company's acquired businesses, delivery of the Company's MDDS interactive video system, delays in the implementation of the Company's Year 2000 readiness program,customer delivery requirements, new or expected refurbishments or cash expenditures related to possible future acquisitions.

Item 1.  Legal Proceedings                                      Not applicable.

Item 2.  Changes in Securities                                  Not applicable.

Item 3.  Defaults Upon Senior Securities                        Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders

         1.  Annual meting took place on August 5, 1998
         2. Directors elected (Class I) - Jim C. Cowart, Paul E. Fulchino and Brian H. Rowe
         3.  Directors whose term of office continued after meeting
             (Class II and III) - Richard G. Hamermesh,
             Amin J. Khoury, Robert J. Khoury and Hansjorg Wyss
         4.  MacBride Principles

1.  Election of three Class I Directors
                                            For               Withheld
     Jim C. Cowart                          20,625,994         378,458
     Paul E. Fulchino                       20,609,916         394,536
     Brian H. Rowe                          20,616,736         387,716


2. Proposal to amend the Amended and Restated 1989 Stock Option Plan by increasing the aggregate number of shares for grant thereunder

         For              Against               Abstain       Broker Non-Votes

         18,639,270       2,316,129             49,053

3. Proposal to amend the 1991 Directors Stock Option Plan by increasing the aggregate number of shares available for grant thereunder

         For              Against               Abstain       Broker Non-Votes

         18,965,866       1,980,603             57,983

4.  Proposal to adopt the MacBride Principles

         For               Against              Abstain       Broker Non-Votes

         1,972,506        13,861,308            725,083          4,445,555


Item 5.  Other Information                                          None.

Item 6.  Exhibits and Reports on Form 8-K

         a.     Exhibits                                            None.
         b.     Reports                                             None.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                B/E AEROSPACE, INC.


Date:  September 24, 1998                       By:  /s/ Robert J. Khoury
                                                -------------------------
                                                Vice Chairman and
                                                Chief Executive Officer



Date:  September 24, 1998                       By:  /s/ Thomas P. McCaffrey
                                                ----------------------------
                                                Corporate Senior Vice President
                                                Administration and Chief
                                                Financial Officer