Form 10-K/A
period 1998-02-28
BE AEROSPACE INC
filed 1998-12-21
CIK 861361

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A 2


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

The number of shares of the registrant's Common Stock, $.01 par value, outstanding as of December 16, 1998 was 24,447,963 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

                                      INDEX


ITEM 5.       Market for the Registrant's Common Equity and Related Stockholder
              Matters

ITEM 8.       Financial Statements and Supplementary Data

             Index to Consolidated Financial Statements
             and Schedule.........................................F-1

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The Company's common stock is quoted on the Nasdaq National Market under the symbol "BEAV." The following table sets forth, for the periods indicated, the range of high and low per share closing prices for the Common Stock as reported by Nasdaq.


                                                                                    High            Low
Fiscal Year Ended February 24, 1996
    First Quarter                                                                   8 5/8          5 1/4
    Second Quarter                                                                  9 1/4          7 1/2
    Third Quarter                                                                   9 1/4          7 1/4
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

ITEM 8.  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE.

                                                                                     PAGE
                                                                                     ----
Independent Auditors' Report                                                         F-2

Financial Statements:

         Consolidated Balance Sheets, February 28, 1998 and February 22, 1997.       F-3

         Consolidated  Statements of Operations for the Years Ended  February        F-4
         28, 1998, February 22, 1997 and February 24, 1996.

         Consolidated Statements of Stockholders' Equity for the Years Ended         F-5
         February 28, 1998, February 22, 1997 and February 24, 1996.

         Consolidated  Statements of Cash Flows for the Years Ended  February        F-6
         28, 1998, February 22, 1997 and February 24, 1996.

         Notes to  Consolidated  Financial  Statements  for the Years  Ended         F-7
         February 28, 1998, February 22, 1997 and February 24, 1996.

Financial Statement Schedule:

         Schedule II - Valuation  and  Qualifying  Accounts  for the Years Ended     F-20
         F-20 February 28, 1998, February 22, 1997 and February 24, 1996.


                  [Remainder of page intentionally left blank]

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
B/E Aerospace, Inc.
Wellington, Florida


     We have audited the accompanying consolidated balance sheets of B/E Aerospace, Inc. and subsidiaries as of February 28, 1998 and February 22, 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended February 28, 1998. Our audits also included the financial statement schedule on page F-20. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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


DELOITTE & TOUCHE LLP


Costa Mesa, California
April 15, 1998

      CONSOLIDATED BALANCE SHEETS, FEBRUARY 28, 1998 AND FEBRUARY 22, 1997
                    (Dollars in thousands, except share data)

ASSETS                                                                                             1998            1997
------                                                                                             ----            ----
CURRENT ASSETS:
    Cash and cash equivalents                                                                 $ 164,685      $   44,149
    Accounts receivable - trade, less allowance for doubtful
       accounts of $2,190 (1998) and $4,864 (1997)                                               87,931          73,489
    Inventories, net                                                                            121,728          92,900
    Other current assets                                                                          7,869           2,781
                                                                                             ----------      ----------
       Total current assets                                                                     382,213         213,319
                                                                                               --------        --------

PROPERTY AND EQUIPMENT, net                                                                     103,821          87,888
INTANGIBLES AND OTHER ASSETS, net                                                               195,723         189,882
                                                                                             ----------         -------
                                                                                             $  681,757      $  491,089
                                                                                              =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                                                         $   47,858      $   42,889
    Accrued liabilities                                                                          38,566          43,837
    Current portion of long-term debt                                                            33,285           4,419
                                                                                              ---------       ---------
       Total current liabilities                                                                119,709          91,145
                                                                                             ----------        --------

LONG-TERM DEBT                                                                                  349,557         225,402
DEFERRED INCOME TAXES                                                                             1,207           1,667
OTHER LIABILITIES                                                                                14,509           7,114

COMMITMENTS AND CONTINGENCIES                                                                         -               -

STOCKHOLDERS' EQUITY:
    Preferred stock, $.01 par value; 1,000,000 shares
       authorized; no shares outstanding                                                              -               -
    Common stock, $.01 par value; 50,000,000 shares
       authorized; 22,891,918 (1998) and 21,893,392 (1997)
       shares issued and outstanding                                                                229             219
    Additional paid-in capital                                                                  240,289         228,710
    Accumulated deficit                                                                         (40,724)        (62,286)
    Cumulative foreign exchange translation adjustment                                           (3,019)           (882)
                                                                                            ------------  --------------
       Total stockholders' equity                                                               196,775         165,761
                                                                                             ----------     ------------
                                                                                              $ 681,757      $  491,089
                                                                                              ==========     ===========

See notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
 FOR THE YEARS ENDED FEBRUARY 28, 1998, FEBRUARY 22, 1997 AND FEBRUARY 24, 1996
                 (Dollars in thousands, except per share data)



                                                                                        YEAR ENDED
                                                                 ------------------------------------------------------
                                                                 February 28,        February 22,        February 24,
                                                                         1998                1997                1996
NET SALES                                                          $  487,999           $ 412,379           $ 232,582

COST OF SALES                                                         309,094             270,557             160,031
                                                                     --------           ---------           ---------

GROSS PROFIT                                                          178,905             141,822              72,551
OPERATING EXPENSES:
    Selling, general and administrative                                58,622              51,734              42,000
    Research, development and engineering                              45,685              37,083              58,327
    Amortization of intangible assets                                  11,265              10,607               9,499
    Other expenses                                                      4,664                   -               4,170
                                                                    ---------            --------            --------
       Total operating expenses                                       120,236              99,424             113,996
                                                                    ---------           --------            --------

OPERATING EARNINGS (LOSS)                                              58,669              42,398             (41,445)
INTEREST EXPENSE, net                                                  22,765              27,167              18,636
                                                                     --------            --------            --------

EARNINGS (LOSS) BEFORE INCOME TAXES, EXTRAORDINARY
     ITEM AND CUMULATIVE EFFECT OF CHANGE
     IN ACCOUNTING PRINCIPLE                                           35,904              15,231             (60,081)

INCOME TAXES                                                            5,386               1,522                   -
                                                                      -------             -------         -----------

EARNINGS (LOSS) BEFORE EXTRAORDINARY ITEM AND
     CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
     PRINCIPLE                                                         30,518              13,709             (60,081)

EXTRAORDINARY ITEM                                                      8,956                   -                   -
                                                                   ----------         -----------        ------------

EARNINGS (LOSS) BEFORE CUMULATIVE EFFECT
    OF CHANGE IN ACCOUNTING PRINCIPLE                                  21,562              13,709             (60,081)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                         -                   -             (23,332)
                                                                 ------------        ------------          -----------

NET EARNINGS (LOSS)                                                 $  21,562         $    13,709            $(83,413)
                                                                    =========         ===========            =========

BASIC EARNINGS (LOSS) PER SHARE:
 Earnings (loss) before extraordinary item and
  cumulative effect of change in accounting principle               $    1.36         $      .77            $   (3.71)
 Extraordinary item                                                      (.40)                 -                    -
 Cumulative effect of change in accounting principle                        -                  -                (1.44)
                                                                   -----------       -----------          ------------
 Net earnings (loss)                                                $     .96         $      .77            $   (5.15)
                                                                    ==========        ==========          ============
 Weighted average common shares                                        22,442             17,692               16,185
                                                                    ==========        ==========          ============

DILUTED EARNINGS (LOSS) PER SHARE:
 Earnings (loss) before extraordinary item and
  cumulative effect of change in accounting principle               $    1.30         $     .72            $    (3.71)
 Extraordinary item                                                      (.38)                -                     -
 Cumulative effect of change in accounting principle                        -                 -                 (1.44)
                                                                    -----------     -----------           ------------
 Net earnings (loss)                                                $     .92         $     .72            $    (5.15)
                                                                    ===========     ===========           ============

 Weighted average common shares                                        23,430            19,097                16,185
                                                                    ==========      ===========           ============

See notes to consolidated financial statements.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
 FOR THE YEARS ENDED FEBRUARY 28, 1998, FEBRUARY 22, 1997 AND FEBRUARY 24, 1996
                                 (in thousands)


                                                               Additional      Retained      Currency            Total
                                      Common Stock                Paid-in      Earnings   Translation     Stockholders'
                                         Shares       Amount      Capital     (Deficit)Adjustment                Equity

   Balance, February 25, 1995          16,096           $160     $119,209        $7,418       $(1,456)         $125,331
      Sale of stock under
       employee stock purchase plan        74              1          403             -             -               404
      Exercise of stock options           121              2          896             -             -               898
      Employee benefit plan
      matching contribution               102              1          858             -             -               859
      Net loss                              -              -            -       (83,413)            -           (83,413)
      Foreign currency translation
        adjustment                          -              -            -              -           78                78
                                      --------        ---------   ---------    --------      --------          --------
   Balance, February 24, 1996          16,393            164      121,366       (75,995)       (1,378)           44,157
      Sale of stock under
        employee stock purchase plan       58              -          482             -             -               482
      Exercise of stock options         1,362             14       11,650             -             -            11,664
      Employee benefit plan
      matching contribution                75              1        1,316             -             -             1,317
      Sale of common stock
      under public offering             4,005             40       93,896             -             -            93,936
      Net earnings                          -              -            -        13,709             -            13,709
      Foreign currency translation
        adjustment                          -              -            -             -           496               496
                                      ----------    ---------    --------        ------        ------          --------
   Balance, February 22, 1997         21,893             219      228,710       (62,286)         (882)          165,761
       Sale of stock under
        employee stock purchase plan      88               1        1,796             -             -             1,797
       Exercise of stock options         852               9        8,106             -             -             8,115
       Employee benefit plan
         matching contribution            59               -        1,677             -             -             1,677
   Net earnings                            -               -            -        21,562             -            21,562
      Foreign currency translation
     adjustment                            -              -            -             -         (2,137)           (2,137)
                                      -------        -------     --------      --------       --------         ---------
   Balance, February 28, 1998          22,892        $   229     $240,289      $(40,724)      $(3,019)         $196,775
                                     ========        =======     ========      =========     ========          =========


See notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
 FOR THE YEARS ENDED FEBRUARY 28, 1998, FEBRUARY 22, 1997 AND FEBRUARY 24, 1996
                             (Dollars in thousands)


CASH FLOWS FROM OPERATING ACTIVITIES:                                            1998              1997           1996
                                                                                 ----              ----           ----
  Net earnings (loss)                                                       $  21,562         $  13,709       $ (83,413)
     Adjustments to reconcile net earnings (loss) to
      net cash flows provided by (used in) operating activities:
       Extraordinary item                                                       8,956                 -               -
       Cumulative effect of accounting change                                       -                 -          23,332
       Depreciation and amortization                                           24,160            24,147          18,435
       Deferred income taxes                                                     (460)              410          (3,453)
       Non cash employee benefit plan contributions                             1,677             1,317             859
  Changes in operating  assets and liabilities,
       net of effects from acquisitions:
           Accounts receivable                                                (14,665)          (19,366)          6,068
           Inventories                                                        (28,597)          (19,536)        (11,929)
              Other current assets                                             (5,141)            5,059            (638)
          Accounts payable                                                      3,972            (4,767)          3,008
              Accrued and other liabilities                                    (1,866)          (11,564)         13,169
                                                                               -------          --------       --------
Net cash flows provided by (used in) operating activities                       9,598           (10,591)        (34,562)
                                                                               ------           --------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Payments for purchase of property and equipment                          (28,923)          (14,471)        (13,656)
     Change in intangibles and other assets                                   (15,686)           (1,331)         (5,914)
     Acquisitions                                                                   -                 -         (42,500)
                                                                             --------           -------        ---------
Net cash flows used in investing activities                                   (44,609)          (15,802)        (62,070)
                                                                              --------          --------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings (repayments) under revolving lines of credit                5,450           (38,882)          2,000
     Proceeds from issuance of stock, net of expenses                          11,611           106,082           1,302
  Principal payments on long-term debt                                       (101,808)          (11,968)           (942)
     Proceeds from long-term debt                                             240,419                 -         101,252
                                                                              -------         ---------         -------
Net cash flows provided by financing activities                               155,672            55,232         103,612
                                                                              -------          --------         -------

Effect of exchange rate changes on cash flows                                    (125)              (66)             77
                                                                            ----------       -----------     ----------

Net increase in cash and cash equivalents                                     120,536            28,773           7,057
Cash and cash equivalents, beginning of year                                   44,149            15,376           8,319
                                                                            ---------         ---------        --------
Cash and cash equivalents, end of year                                      $ 164,685         $  44,149        $ 15,376
                                                                            =========         =========        ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION

Cash paid (received) during year for:
  Interest, net                                                             $  25,065          $ 26,097        $ 16,967
    Income taxes                                                                5,012             1,209          (3,292)

SCHEDULE OF NON-CASH TRANSACTIONS:
  Liabilities assumed and accrued acquisition
    costs incurred in connection with the
       acquisitions                                                                 -                 -          27,532


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

     Consolidation -- The accompanying consolidated financial statements include the accounts of B/E Aerospace, Inc., its wholly owned and majority owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

     Use of Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets an liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Income Taxes -- In accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," the Company provides deferred income taxes for temporary differences between amounts of assets and liabilities recognized for financial reporting purposes and such amounts recognized for income tax purposes.

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

     Intangible Assets -- The Company accounts for the impairment and disposition of long-lived assets in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." In accordance with SFAS No. 121, long-lived assets to be held are reviewed for events or changes in circumstances which indicate that their carrying value may not be recoverable. The Company periodically evaluates the carrying value of the intangible assets versus the cash benefit expected to be realized and adjusts for any impairment of value.

     Research and Development -- Research and development expenditures are expensed as incurred.

     Stock-Based Compensation -- In October 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123, "Accounting for Stock-Based Compensation," which became effective for the Company beginning during fiscal 1997. SFAS No. 123 requires extended disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply Accounting Principles Board ("APB") Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company continues to apply APB Opinion No. 25 to its stock-based compensation awards to employees and discloses the required pro forma effect on net income and earnings per share. See Note 12.

     Earnings (Loss) Per Share -- In fiscal 1998, the Company adopted SFAS No. 128, "Earnings Per Share." Basic earnings per common share calculations are determined by dividing earnings available to common shareholders by the weighted average number of shares of common stock. Diluted earnings per share are determined by dividing earnings available to common shareholders by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding (all related to outstanding stock options discussed in Note 12). The Company's reported primary earnings per share for fiscal 1997 have been restated to comply with the requirements of SFAS No. 128. The effect on previously reported earnings per share for fiscal 1997 was as follows:

     Primary earnings per share as reported                       $  .72
     Effect of SFAS No. 128                                          .05
                                                                 -------
     Basic EPS as restated                                        $  .77
                                                                 =======

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

     Pensions and Other Postretirement Benefits -- In February 1998, FASB issued SFAS No. 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits," which is effective for annual and interim periods beginning after December 15, 1997. This statement standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis and eliminates certain disclosures that are no longer as useful as they were under previous statements.

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
                                                     ---------
                                                      $ 70,032

4.     INVENTORIES

     Inventories are stated at the lower of cost or market. Cost is determined using the weighted average cost method. Finished goods and work in process inventories include material, labor and manufacturing overhead costs. Inventories consist of the following:

                                              1998          1997
                                              ----          ----
      Raw materials                      $  56,100       $ 45,947
      Work-in-process                       59,036         39,024
      Finished goods                         6,592          7,929
                                        ----------      ---------
                                         $ 121,728       $ 92,900
                                         =========       ========


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
                                                                                              ==========      =========


                  [Remainder of page intentionally left blank]

8.     LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                                                    1998           1997
                                                                                                    ----           ----
           8% Senior Subordinated Notes                                                       $  249,375      $       -
           9 7/8% Senior Subordinated Notes                                                      100,000        100,000
           9 3/4% Senior Notes                                                                    23,192        124,411
           Revolving lines of credit                                                              10,093          4,419
           Other long-term debt                                                                      182            991
                                                                                              ----------      ---------
                                                                                                 382,842        229,821
           Less current portion of long-term debt                                                (33,285)        (4,419)
                                                                                              -----------    ----------
                                                                                              $  349,557     $  225,402
                                                                                              ==========     ==========

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

     The 8% Notes are unsecured senior subordinated obligations of the Company, subordinated to all senior indebtedness of the Company and mature on March 1, 2008. Interest on the 8% Notes is payable semi-annually in arrears on March 1 and September 1 of each year. The 8% Notes are redeemable at the option of the Company, in whole or in part, on or after March 1, 2003 at predetermined redemption prices together with accrued and unpaid interest through the date of redemption. In addition, at any time prior to March 1, 2001, the Company may, at predetermined prices together with accrued and unpaid interest through the date of redemption, redeem up to 35% of the aggregate principal amount of the Notes originally issued with the net proceeds of one or more equity offerings, provided that at least 65% of the aggregate principal amount of the 8% Notes originally issued remains outstanding after the redemption. Upon a change of control (as defined), each holder of the 8% Notes may require the Company to repurchase such holder's 8% Notes at 101% of the principal amount thereof, plus accrued interest to the date of such purchase. The 8% Notes contain certain covenants, all of which were met by the Company as of February 28, 1998, including limitations on future indebtedness, restricted payments, transactions with affiliates, liens, dividends, mergers and transfers of assets.

9 7/8% SENIOR SUBORDINATED NOTES

     The 9 7/8% Senior Subordinated Notes (the "9 7/8% Notes") are unsecured senior subordinated obligations of the Company, subordinated to all senior indebtedness of the Company and mature on February 1, 2006. Interest on the 9 7/8% Notes is payable semi-annually in arrears on February 1 and August 1 of each year. The 9 7/8% Notes are redeemable at the option of the Company, in whole or in part, at any time after February 1, 2001 at predetermined redemption prices together with accrued and unpaid interest through the date of redemption. Upon a change of control (as defined), each holder of the 9 7/8% Notes may require the Company to repurchase such holder's 9 7/8% Notes at 101% of the principal amount thereof, plus accrued and unpaid interest to the date of such purchase. The 9 7/8% Notes contain certain restrictive covenants, all of which were met by the Company as of February 28, 1998, including limitations on future indebtedness, restricted payments, transactions with affiliates, liens, dividends, mergers and transfers of assets.

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

9.     INCOME TAXES

     Income tax expense consists of the following:

                                                                                    1998            1997          1996
                                                                                    ----            ----          ----
         Current:
           Federal                                                             $    (920)      $       -      $  1,972
           State                                                                       -               -           818
           Foreign                                                                 6,766           1,112           663
                                                                                --------       ---------      --------
                                                                                   5,846           1,112         3,453
         Deferred:
           Federal                                                                (3,666)          2,703        (2,635)
           State                                                                    (716)          1,550          (818)
           Foreign                                                                  (460)            410             -
                                                                               ---------       ---------      ---------
                                                                                  (4,842)          4,663        (3,453)
          Change in Valuation Allowance                                            4,382          (4,253)            -
                                                                               ---------       ---------       ---------
                                                                               $   5,386       $   1,522       $     -
                                                                               =========       =========       ==========


     The difference between income tax expense and the amount computed by applying the statutory U.S. federal income tax rate (35%) to the pretax earnings before extraordinary item and change in accounting principle consists of the following:

                                                                                    1998            1997          1996
                                                                                    ----            ----          ----
         Statutory U.S. federal income tax expense (benefit)                   $   9,432       $   5,331     $ (21,028)
         Operating loss (with)/without tax benefit                                (6,114)         (6,164)       14,569
         Foreign tax rate differential                                             1,309           1,267         3,324
         Goodwill amortization                                                       537             566           558
         Penalties                                                                 1,050               -             -
         Other, net                                                                 (828)            522         2,577
                                                                               ---------       ---------    ----------
                                                                               $   5,386       $   1,522     $       -
                                                                              ==========       ===========   ==========

The tax effects of temporary differences and carryforwards that give rise to the Company's deferred income tax assets and liabilities consist of the following:

                                                                                                    1998          1997
                                                                                                    ----          ----
         Accrued vacation                                                                      $   1,172      $  1,117
         Inventory reserves                                                                        3,987         3,145
         Acquisition reserves                                                                     (1,220)       (1,740)
         Inventory costs capitalized for tax purposes                                              1,327         1,236
         Bad debt reserves                                                                           579           948
         Warranty reserve                                                                          2,440         1,452
         Other                                                                                     1,731         1,723
                                                                                               ---------     ---------
              Net current deferred income tax asset                                               10,016         7,881
                                                                                               ---------     ---------

         Intangible assets                                                                       (12,576)      (13,565)
         Depreciation                                                                             (1,853)       (2,074)
         Net operating loss carryforward                                                          27,462        26,309
         Research credit carryforward                                                              3,285         2,941
                                                                                              ----------     ---------
         Net noncurrent deferred income tax asset                                                 16,318        13,611
                                                                                              ----------       -------
         Valuation allowance                                                                     (27,541)      (23,159)
                                                                                              ----------     ---------
              Net deferred tax liabilities                                                     $  (1,207)    $  (1,667)
                                                                                              ==========     =========

     The Company has established a valuation allowance of $27,541 related to the utilization of its deferred tax assets because of uncertainties that preclude it from determining that it is more likely than not that it will be able to generate taxable income to realize such asset during the operating loss carryforward period, which expires in 2012. Such uncertainties include recent cumulative losses by the Company, the highly cyclical nature of the industry in which it operates, economic conditions in Asia which are impacting the airframe manufacturers and the airlines, the Company's high degree of financial leverage and risks associated with the integration of acquisitions. The Company monitors these as well as other positive and negative factors that may arise in the future, as it assesses the necessity for a valuation allowance for its deferred tax assets

     As of February 28, 1998, the Company had approximately $66,104 of federal operating loss carryforwards, which expire at various dates through 2011, federal research credit carryforwards of $3,285, which expire at various dates through 2011, and alternative minimum tax credit carryforwards of $410, which have no expiration date. Approximately $15,000 of the Company's net operating loss carryforward related to non-qualified stock options will be credited to additional paid-in-capital rather than income tax expense when utilized.

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

10.    COMMITMENTS AND CONTINGENCIES

     Leases -- The Company leases certain of its office, manufacturing and service facilities and equipment under operating leases, which expire at various times through February 2007. Rent expense for fiscal 1998, 1997 and 1996 was approximately $8,848, $7,021 and $2,943, respectively. Future payments under operating leases with terms currently greater than one year are as follows:

                           Year ending February:
                           1999                     $  7,658
                           2000                        6,398
                           2001                        5,079
                           2002                        2,495
                           2003                        2,041
                           Thereafter                    796
                                                  ----------
                                                    $ 24,467

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

12.    STOCKHOLDERS' EQUITY

     Earnings (Loss) Per Share. The Company adopted No. SFAS No. 128 Earnings Per Share during fiscal year 1998. SFAS No. 128 establishes standards for computing and presenting basic and diluted earnings (loss) per share. All prior period earnings (loss) per share data have been restated to conform with SFAS No. 128. The following table sets forth the computation of basic and diluted earnings (loss) per share for the years ended February 28, 1998, February 22, 1997 and February 24, 1996:

                                                                         1998           1997            1996
                                                                         ----           ----            ----
          Numerator - Net earnings (loss)                             $21,562        $13,709       $(83,413)
                                                                      =======        =======       =========
          Denominator:
          Denominator for basic earnings (loss) per share -
             Weighted average shares                                   22,442         17,692          16,185
             Effect of dilutive securities -
             Employee stock options                                       988          1,405               -
                                                                     --------        -------       ---------
          Denominator for diluted earnings (loss) per share -
             Adjusted weighted average shares                          23,430         19,097          16,185
                                                                     ========         ======          ======
          Basic earnings (loss) per share                             $  .96         $   .77        $ (5.15)
                                                                     ========        =======        ========
          Diluted earnings (loss) per share                           $  .92         $   .72        $ (5.15)
                                                                     ========         ======        ========

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

     The following table sets forth options granted, canceled, forfeited and outstanding:


                                 February 28, 1998                    February 22, 1997               February 24, 1996
                                 ---------------                      -----------------               -----------------


                                             Option Price                      Option Price                       Option Price
                                                Per Share                         Per Share                          Per Share
                              Options        (in dollars)         Options      (in dollars)        Options        (in dollars)
Outstanding,
  beginning of              2,447,425        .081 - 24.93       2,720,350     0.81 - 13.00       2,871,287        0.81 - 13.00
period
Options granted             1,394,250        21.50 -31.50       1,313,500     10.25 -24.94         731,925        7.37 - 10.37

Options exercised           (852,174)        0.81 - 29.875    (1,361,925)     0.81 - 16.125       (139,750)       0.81 - 8.75

Options forfeited            (58,000)        7.63 - 28.875      (224,500)     7.38 - 16.13        (743,112)       7.00 - 13.00
                             --------        -------------    -----------     ------------       ----------       -----------
Outstanding, end
  of period                 2,931,501        7.00 - 13.50        2,447,425    0.81 - 24.93       2,720,350        0.81 - 13.00
                            =========        ============     ============    ============       =========        ============

Exercisable at end
  of year                   1,317,503        7.00 - 31.50       1,374,927     0.81 - 24.93        2,223,225        0.81 - 13.00
                            =========        ============       =========     ============       ===========       ============


     At February 28, 1998, options were available for grant under each of the Company's option plans.

                                                      Options Outstanding
                                                        at February 28,
-----------------------------------------------------------------------------------------------------------------------
                                                Weighted           Weighted              Options
       Range of               Options          Average            Average            Exercisable            Weighted
    Exercise Price          Outstanding       Exercise           Remaining         at February 28,          Average
                                                Price          Contractual Life          1998            Exercise Price
                                                -----          ------------              ----            --------------
$  7.00 -  $8,875             691,800          $  8.36             5.82                623,675              $  8.35

$ 10.00  - $19.00             798,826          $ 17.27             8.45                313,328              $ 18.14

$ 21.50  - $25.8125           511,625          $ 23.02             9.41                149,125              $ 23.38

$ 29.87  - $31.50            929,250          $  29.89             9.46                231,375              $ 29.89


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


                                                                                       1998                1997
                                                                                       ----                ----
                 Net earnings   -  as reported                                       $   21,562         $ 13,709
                 Net earnings   -  pro forma                                         $   13,232         $ 10,709
                 Net earnings per share  -  as reported                              $       92         $    .72

                 Net earnings per share  -  pro forma                                $      .56         $    .56

                 Weighted average and pro forma
                      weighted average common shares                                     23,430          19,097


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

14.    EXPORT SALES AND MAJOR CUSTOMERS

     Export sales from the United States to customers in foreign countries amounted to approximately $132,831, $153,423 and $61,717 in fiscal 1998, 1997 and 1996, respectively. Total sales to all customers in foreign countries amounted to approximately $232,691, $203,388 and $124,469 in fiscal 1998, 1997 and 1996, respectively. Total sales to Europe amounted to 23%, 29% and 18% in fiscal 1998, 1997 and 1996, respectively. Total sales to Asia amounted to 18%, 16% and 20% in fiscal 1998, 1997 and 1996, respectively. Major customers (i.e., customers representing more than 10% of total sales) change from year to year depending on the level of refurbishmentactivity and/or the level of new aircraft purchases by such customers. During the fiscal year ended
February 28, 1998, one customer accounted for approximately 18% of the Company's sales. There were no major customers in fiscal 1997 or 1996.

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

16.   FOREIGN OPERATIONS

     Geographic Area -- The Company operated principally in two geographic areas, the United States and Europe, during the years ended February 28, 1998, February 22, 1997 and February 24, 1996. There were no significant transfers between geographic areas during the period. Identifiable assets are those assets of the Company that are identified with the operations in each geographic area.

     The following table presents net sales and operating income for the years ended February 28, 1998, February 22, 1997 and February 24, 1996, and identifiable assets as of February 28, 1998, February 22, 1997 and February 24, 1996 by geographic area.


                                                 1998             1997               1996
                                                 ----             ----               ----
Net Sales:
United States                                $365,957         $312,497          $ 169,830
Europe                                        122,042           99,882             62,752
                                              -------        ---------         ----------
Total:                                       $487,999         $412,379          $ 232,582
                                             ========         ========          =========

Operating Earnings (Loss):

United States                                $ 38,928         $ 33,834         $ (35,822)
Europe                                         19,741            8,564            (5,623)
                                             --------         ---------        ---------
Total:                                        $58,669         $ 42,398          $(41,445)
                                              =======         ========          =========

Identifiable Assets:

United States                               $ 541,675        $ 380,273          $ 332,832
Europe                                        140,082          110,816            100,754
                                             --------        ---------          ---------
Total:                                       $681,757        $ 491,089          $ 433,586
                                             ========        =========          =========

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

18.    SELECTED QUARTERLY DATA (Unaudited)

       Summarized quarterly financial data for fiscal 1998 is as follows:

                                                                  Year Ended February  28, 1998

                                                            First            Second             Third           Fourth
                                                          Quarter           Quarter           Quarter          Quarter
        Sales                                          $  113,846        $  119,843        $  128,998       $  125,312
        Gross profit                                       41,063            44,149            46,650           47,043
        Earnings before extraordinary item                  6,943             8,077             9,432            6,066
        Extraordinary item                                      -                 -                 -           (8,956)
                                                        ---------        ----------        ----------       ----------
        Net earnings (loss)                            $    6,943        $    8,077        $    9,432        $ (2,890)
                                                       ==========        ==========        ==========        =========

        Basic net earnings (loss) per share:
            Before extraordinary item                  $      .32        $      .36        $      .41        $     .27
            Extraordinary item                                  -                 -                 -             (.40)
                                                       ----------        ----------        ----------        ----------
            Net earnings (loss) per share              $      .32        $      .36        $      .41             (.13)
                                                       ==========         =========         =========        =========

        Diluted net earnings (loss) per share:
            Before extraordinary item                  $     .30         $     .34         $     .40         $     .26
            Extraordinary item                                 -                 -                 -              (.38)
                                                      -----------       ----------        ----------         ----------
            Net earnings (loss) per share              $     .30         $     .34               .40         $    (.12)
                                                      ==========         =========        ==========         ==========

          Summarized quarterly financial data for fiscal 1997 is as follows:

                                                                         Year  Ended February  22, 1997
                                                       ----------------------------------------------------------------
                                                          First            Second              Third             Fourth
                                                        Quarter           Quarter            Quarter            Quarter
                                                        -------           -------            -------            -------
        Sales                                           $97,302         $ 103,026          $ 107,823          $ 104,228
        Gross profit                                     32,547            34,439             36,510             38,326
        Net earnings                                      1,433             1,863              4,131              6,282
        Net earnings per share - Basic                      .09               .11                .24                .30
        Net earnings per share - Diluted                    .08               .10                .22                .29


19.   SUBSEQUENT EVENTS (Unaudited)

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

As a result of the acquisitions of PBASCO and AMP, the Company will record a charge of $32,253 for the write-off of acquired in-process research and development and acquisition-related expenses associated with these and other transactions. In-process research and development expenses arose from new product development projects that were in various stages of completion at the respective acquired enterprises at the date of acquisition. In-process research and development expenses for products under development at the date of acquisition that had not established technological feasibility and for which no alternative use was identified were written off. The in-process research and development projects have been valued based on expected net cash flows over the product life, costs to complete, the stage of completion of the projects, the result of which has been discounted to reflect the inherent risk associated with the completion of the projects, and the realization of the efforts expended.

New product development projects underway at PBASCO at the date of acquisition included, among others, modular drop boxes, passenger and flight crew oxygen masks, oxygen regulators and generators, protective breathing equipment, on board oxygen generating systems, reading lights, passenger service units, external viewing systems for executive and commercial aircraft and cabin monitoring systems. In-process research and development and acquisition-related expenses associated with PBASCO were approximately $13,000. The Company has determined that these projects were approximately 28% complete at the date of acquisition, and estimates that the cost to complete these projects will aggregate approximately $11,800, and will be incurred over a four year period.

New product development projects underway at AMP at the date of acquisition included, among others, executive aircraft interior products for the Bombardier Global Express, Boeing Business Jet, Airbus Corporate Jet, Cessna Citation
560XL, Cessna Citation 560 Ultra, Visionaire Vantage and Lear 60, as well as other specific executive aircraft seating products. In-process research and development and acquisition related expenses associated with AMP were approximately $19,253. The Company has determined that these projects were approximately 25% complete at the date of acquisition, and estimates that the cost to complete these projects will aggregate approximately $4,800, and will be incurred over a two year period.

Uncertainties that could impede progress to a developed technology include (i) availability of financial resources to complete the development, (ii) regulatory approval (FAA, CAA, etc.) required for each product before it can be installed on an aircraft, (iii) continued economic feasibility of developed technologies, (iv) customer acceptance and (v) general competitive conditions in the industry. There can be no assurance that the in-process research and development projects will be successfully completed and commercially introduced.

                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, threunto duly authorized.

                                          BE Aerospace, Inc.

                                         By:      /s/  THOMAS P MCCAFFREY
                                        ----------------------------------
                                         Title:  Corporate  Senior Vice
                                          President of  Administration and
                                          Chief  Financial Officer


Date:  December 18, 1998