Form 10-Q/A
period 1998-05-30
BE AEROSPACE INC
filed 1998-12-21
CIK 861361

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



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES[X] NO[ ]

     The registrant has one class of common stock, $.01 par value, of which 24,447,963 shares were outstanding as of December 16, 1998.

Item 1.  Financial Statements

               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                   (Dollars in thousands, except share data)

                                                                                           May 30,          February 28,
                                                                                              1998                  1998
                                                                                         (As restated,
                                                                                          see Note 7.)
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                        $     24,821          $    164,685
     Accounts receivable - trade, less allowance for doubtful
          accounts of $3,982 (May 30, 1998)
          and $2,190 (February 28, 1998)                                                    99,565                87,931
     Inventories, net                                                                      152,506               121,728
     Other current assets                                                                    8,867                 7,869
                                                                                      --------------        -------------
         Total current assets                                                              285,759               382,213

PROPERTY AND EQUIPMENT, net                                                                120,543               103,821
INTANGIBLES AND OTHER ASSETS, net                                                          332,881               195,723
                                                                                      ------------          ------------
                                                                                      $    739,183          $    681,757
                                                                                      ============          ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                                 $     45,764          $     47,858
     Accrued liabilities                                                                    57,936                38,566
     Current portion of long-term debt                                                       5,793                33,285
                                                                                      --------------        ------------
          Total current liabilities                                                        109,493               119,709
                                                                                      --------------        ------------
LONG-TERM DEBT                                                                             430,365               349,557
DEFERRED INCOME TAXES                                                                        1,130                 1,207
OTHER LIABILITIES                                                                           25,528                14,509

STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par value; 1,000,000 shares
          authorized; no shares outstanding                                                      -                     -
     Common stock, $.01 par value; 50,000,000 shares
          authorized; 23,198,758 (May 30, 1998) and
          22,891,918 (February 28, 1998) issued and outstanding                                232                   229
     Additional paid-in capital                                                            240,581               240,289
     Accumulated deficit                                                                   (64,599)              (40,724)
     Cumulative foreign exchange translation adjustment                                      (3,547)              (3,019)
                                                                                      ---------------       -------------

          Total stockholders' equity                                                       172,667               196,775
                                                                                      ------------           -----------
                                                                                      $    739,183          $    681,757
                                                                                      ============          ============


See accompanying notes to condensed consolidated financial statements.

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                 (Dollars in thousands, except per share data)

                                                                                                Three Months Ended
                                                                                       ----------------------------------
                                                                                            May 30,              May 31,
                                                                                               1998                 1997
                                                                                               ----                 ----
                                                                                           (As restated,
                                                                                            see Note 7.)
NET SALES                                                                             $     139,991         $    113,846

COST OF SALES                                                                                88,111               72,783
                                                                                      -------------         ------------

GROSS PROFIT                                                                                 51,880               41,063

OPERATING EXPENSES:
     Selling, general and administrative                                                     17,999               12,903
     Research, development and engineering                                                   11,972               11,008
     Amortization                                                                             4,033                2,853
     In-process research and development and acquisition-related expenses                    32,253                    -
                                                                                      -------------         ------------
          Total operating expenses                                                           66,257               26,764
                                                                                      -------------         ------------

OPERATING EARNINGS (LOSS)                                                                   (14,377)              14,299

INTEREST EXPENSE, net                                                                         7,782                6,130
                                                                                      -------------         ------------

EARNINGS (LOSS) BEFORE INCOME TAXES                                                         (22,159)               8,169

INCOME TAXES                                                                                  1,716                1,226
                                                                                      -------------         ------------

NET EARNINGS (LOSS)                                                                   $     (23,875)        $      6,943
                                                                                      ==============        ============

BASIC NET EARNINGS (LOSS) PER COMMON SHARE                                            $       (1.03)        $        .32
                                                                                      ==============        ============

DILUTED NET EARNINGS (LOSS) PER COMMON SHARE                                          $       (1.03)        $        .30
                                                                                      ==============        ============


See accompanying notes to condensed consolidated financial statements.

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Dollars in thousands)

                                                                                                     Three Months Ended
                                                                                             ----------------------------------
                                                                                                  May 30,               May 31,
                                                                                                     1998                 1997
                                                                                                     ----                 ----
                                                                                                 (As restated,
                                                                                                  see Note 7.)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings (loss)                                                                  $      (23,875)          $      6,943
     Adjustments to reconcile net earnings (loss) to net cash flows provided by operating activities:
              In-process research and development and acquisition-
                 related expenses                                                                 32,253                      -
              Depreciation and amortization                                                        8,514                  6,381
              Deferred income taxes                                                                  (70)                  (275)
              Non-cash employee benefit plan contributions                                           498                    447
              Changes in operating assets and  liabilities,  net of effects from acquisitions:
                Accounts receivable                                                                7,102                  6,516
                Inventories                                                                      (22,039)                (5,023)
                Other current assets                                                              (1,001)                (2,206)
                Accounts payable                                                                  (3,833)                (2,263)
                Accrued liabilities                                                                5,003                 (5,226)
                                                                                          --------------           -------------
Net cash flows provided by operating activities                                                    2,552                  5,294
                                                                                          --------------           ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures                                                                        (8,811)                (6,159)
      Change in intangible and other assets                                                       (3,733)                  (347)
      Acquisitions, net of cash acquired                                                        (186,271)                     -
                                                                                          ---------------          ------------
Net cash flows used in investing activities                                                     (198,815)                (6,506)
                                                                                          ---------------          -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings (repayments) under bank credit facilities                                     80,121                   (174)
     Proceeds from issuances of stock, net of expenses                                             3,652                  1,403
     Principal payments on long-term debt                                                        (27,492)                     -
                                                                                          ---------------          ------------
Net cash flows provided by financing activities                                                   56,281                  1,229
                                                                                          --------------           ------------

Effect of exchange rate changes on cash flows                                                        118                     57
                                                                                          --------------           ------------

Net (decrease) increase in cash and cash equivalents                                            (139,864)                    74

Cash and cash equivalents, beginning of period                                                   164,685                 44,149
                                                                                          --------------           ------------

Cash and cash equivalents, end of period                                                  $       24,821           $     44,223
                                                                                          ==============           ============

Supplemental disclosures of cash flow information:
Cash paid during period for:
       Interest                                                                           $        1,560           $      6,327
       Income taxes, net                                                                  $          537           $        179
     Schedule of non-cash transactions:
       Fair market value of assets acquired in acquisitions                               $      205,617                      -
       Cash paid for businesses acquired in acquisitions                                  $      186,986                      -
       Liabilities assumed and accrued acquisition costs
            incurred in connection with business acquisitions                             $       18,631                      -

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS MAY 30, 1998 AND
MAY 31, 1997
(UNAUDITED - DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

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

Note 2.    Fiscal 1999 Acquisitions

         On April 13, 1998,  the Company  completed its  acquisition  of Puritan
Bennett Aero Systems Co. ("PBASCO") for approximately $69,700 in cash and the assumption of liabilities aggregating approximately $2,810. PBASCO is the leading manufacturer of commercial aircraft oxygen delivery systems and "WEMAC" air valve components and in addition supplies overhead lights and switches, crew masks and protective breathing devices for both commercial and general aviation aircraft. During the first quarter of fiscal 1999, the Company recorded a charge of $13,000 associated with the PBASCO transaction, for the acquisition of in-process research and development and acquisition-related expenses.

         On April 21, 1998, the Company acquired substantially all of the assets of Aircraft Modular Products ("AMP") for approximately $117,300 in cash and assumed certain liabilities aggregating approximately $2,840. AMP is a leading manufacturer of cabin interior products for general aviation (business jet) and commercial - type VIP aircraft, providing a broad line of products including seating, sidewalls, bulkheads, credenzas, closets, galley structures, lavatories, tables and sofas; along with related spare parts. During the first quarter of fiscal 1999, the Company recorded a charge of $19,253 associated with the AMP transaction, for the acquisition of in-process research and development and acquisition-related expenses.

As a result of the acquisitions of PBASCO and AMP, the Company has recorded a charge of $32,253 for the write-off of acquired in-process research and development and acquisition-related expenses associated with the transactions. In-process research and development expenses arose from new product development projects that were in various stages of completion at the respective acquired enterprises at the date of acquisition. In-process research and development expenses for products under development at the date of acquisition that had not established technological feasibility and for which no alternative use was identified were written off. The in-process research and development projects have been valued based on expected net cash flows over the product life, costs to complete, the stage of completion of the projects, the result of which has been discounted to reflect the inherent risk associated with the completion of the projects, and the realization of the efforts expended.

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

Note 3.     Comprehensive Income

         In the first quarter of fiscal 1999, the Company adopted Statement of Financial Accounting Standards ("SFAS" or "Statement") No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting and display of income. Comprehensive income is defined as all changes in a company's net assets except changes resulting from transactions with shareholders. It differs from net income in that certain items currently recorded to equity would be a part of comprehensive income. The following table sets forth the computation of comprehensive income for the periods presented:


                                                                    THREE MONTHS ENDED
                                                                 -----------------------
                                                                 May 30,          May 31,
                                                                   1998             1997

       Net earnings (loss)                                    $ (23,875)         $  6,943
       Other comprehensive income:
         Foreign exchange translation adjustment                   (528)             (368)
                                                              ----------         ---------
       Comprehensive income (loss)                            $ (24,403)         $  6,575
                                                             ===========         =========

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

         Credit Facilities - In April 1998, the Company amended its credit facilities with The Chase Manhattan Bank by increasing the aggregate principal amount that may be borrowed thereunder to $200,000 (the "Bank Credit Facility"). The Bank Credit Facility consists of a $100,000 revolving credit facility (of which $25,000 may be utilized for acquisitions) along with an acquisition facility of up to $100,000. The revolving credit facility expires in April 2004 and the acquisition facility is amortizable over five years beginning April 1999. The Bank Credit Facility is collateralized by the Company's accounts receivable, inventories and by substantially all of its other personal property. The Bank Credit Facility contains customary affirmative covenants, negative covenants and conditions of borrowing, all of which were met by the Company as of May 30, 1998. At May 30, 1998, indebtedness under the existing Bank Credit Facility consisted of letters of credit aggregating approximately $4,500 and outstanding borrowings under the acquisition facility aggregating $80,000 (bearing interest at LIBOR plus 1.50%, as defined).

Note 6.  Earnings (Loss) Per Share

         The following table sets forth the computation of basic and diluted earnings (loss) per share for the three months ended May 30, 1998 and May 31, 1997.


                                                                                            THREE MONTHS ENDED
                                                                                     ------------------------------
                                                                                      May 30,              May 31,
                                                                                         1998                1997

            Numerator - Net earnings (loss)                                     $     (23,875)       $      6,943
                                                                                ==============       =============
             Denominator:
             Denominator for basic earnings (loss) per share -
                Weighted average shares                                                23,070              21,949
              Effect of dilutive securities -
                Employee stock options                                                      -                 118
                                                                                -------------        -------------
             Denominator for diluted earnings (loss) per share -
                Adjusted weighted average shares                                $      23,070              23,067
                                                                                =============        ============
             Basic earnings (loss) per share                                    $      (1.03)        $        .32
                                                                                =============        ============
             Diluted earnings (loss) per share                                  $      (1.03)        $        .30
                                                                                =============        ============

Note 7. Restatement

Subsequent to the issuance of the Company's May 30, 1998 financial statements, the Company's management revised the amount of the purchase price allocated to in-process research and development relating to the acquisitions of PBASCO and AMP during April 1998 (see Note 2). As a result, the Company's financial statements for the three-month period ended May 30, 1998 have been restated to reduce the in-process research and development charge by $66,000 and to increase intangible assets by a like amount. The change had no impact on net cash flows provided by operations. The effect of the restatement on the accompanying financial statements is as follows:


                                                                May 30, 1998               May 30, 1998
                                                                As restated           As previously reported
                                                          ------------------------- ----------------------------
   Intangibles and other assets, net                                     332,881                       268,232
   Total assets                                                          739,183                       674,534
   Accrued liabilities                                                    57,936                        58,795
   Total current liabilities                                             109,493                       110,352
   Accumulated deficit                                                   (64,599)                     (130,107)
   Total stockholders' equity                                            172,667                       107,159
   Total liabilities and stockholders' equity                            739,183                       674,534
   Amortization                                                            4,033                         3,441
   In-process     research    and     development    and
       acquisition-related expenses                                       32,253                        98,253
   Total operating expenses                                               66,257                       131,665
   Operating earnings (loss)                                             (14,377)                      (79,785)
   Earnings (loss) before income taxes                                   (22,159)                      (87,567)
   Income taxes                                                            1,716                         1,816
   Net earnings (loss)                                                   (23,875)                      (89,383)

   Basic net earnings (loss) per common share                              (1.03)                        (3.87)

   Diluted net earnings (loss) per common share                            (1.03)                        (3.87)



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

The following discussion and analysis addresses the results of the Company's operations for the three months ended May 30, 1998, as compared to the Company's results of operations for the three months ended May 31, 1997. The discussion and analysis then addresses the liquidity and financial condition of the Company. As discussed in the notes to the financial statements, the Company restated its May 30, 1998 financial statements to reduce the amount of the in-process research and development charge by $66,000 resulting from the acquisitions of PBASCO and AMP during April 1998 (see Note 2).

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

     As a result of the acquisitions of PBASCO and AMP, the Company has recorded a charge of $32,253 for the write-off of acquired in-process research and development and acquisition-related expenses associated with these and other transactions. In-process research and development expenses arose from new product development projects that were in various stages of completion at the respective acquired enterprises at the dates of acquisitions. In-process research and development expenses for products under development at the date of acquisition that had not established technological feasibility and for which no alternative use was identified were written off. The in-process research and development projects have been valued based on expected net cash flows over the product life, costs to complete, the stage of completion of the projects, the result of which has been discounted to reflect the inherent risk associated with the completion of the projects, and the realization of the efforts expended.

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

         New product development projects underway at AMP at the date of acquisition included, among others, executive aircraft interior products for the Bombardier Global Express, Boeing Business Jet, Airbus Corporate Jet, Cessna Citation 560XL, Cessna Citation 560 Ultra, Visionaire Vantage and Lear 60, as well as other specific executive aircraft seating products. In-process research and development and acquisition-related expenses associated with AMP were approximately $19,253. The Company has determined that these projects were approximately 25% complete at the date of acquisition, and estimates that the cost to complete these projects will aggregate approximately $4,800, and will be incurred over a two year period.

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

         The acquisition of PBASCO and AMP are  collectively  referred to as the
"Acquisitions."   The  Acquisitions  have  been  accounted  for  using  purchase accounting.

         Recently, Rockwell Collins has entered the in-flight entertainment industry by purchasing Hughes Avicom, and in doing so has changed the competitive landscape for this line of business. The Company has evaluated the impact of the changing market conditions, and has determined that the long-term success of this line of business may be enhanced by teaming with a partner with substantial economic and technology resources. In connection therewith, the Company may monetize a portion, or if no suitable partner can be found, all of its investment in its in-flight entertainment business.

THREE MONTHS ENDED MAY 30, 1998, AS COMPARED TO THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MAY 31, 1997

         Net sales for the fiscal 1999 three-month period were $139,991, or $26,145 (23%) higher than sales of $113,846 for the comparable period in the prior year. Excluding the effect of the Acquisitions, revenues increased 11% over the prior year.

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

     Amortization expense for the quarter ended May 30, 1998 of $4,033 was $1,180 greater than the amount recorded in the first quarter of fiscal 1998.

         Based on management's assumptions, a portion of the Acquisitions' purchase price was allocated to purchased research and development that had not reached technological feasibility and had no future alternative use. During the first quarter of fiscal 1999, the Company recorded a charge of $32,253 for the acquisition of in-process research and development and acquisition-related expenses.

       Due, in part, to the acquisition-related charges of $32,253 during the current quarter, the Company incurred an operating loss of $(14,377), as compared to operating earnings of $14,299 in the prior year. Operating earnings excluding the acquisition-related charges were $17,876.

         Interest expense, net was $7,782 for the three months ended May 30, 1998, or $1,652 greater than interest expense of $6,130 for the comparable period in the prior year and is due to the increase in the Company's long-term debt as compared to the prior year's comparable period.

         The loss before income taxes in the current quarter was $(22,159), (which includes in-process research and development and acquisition-related expenses of $32,253) as compared to earnings before incomes taxes of $8,169 in the prior year. Earnings before income taxes excluding the acquisition-related charges were $10,094. Income tax expense for the quarter ended May 30, 1998 was $1,716, as compared to $1,226 in the prior year's comparable period.

         The net loss for the quarter ended May 30, 1998 was $(23,875), or $(1.03) per share (diluted), as compared to net earnings of $6,943, or $.30 per share (diluted), for the comparable period in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's liquidity requirements consist of working capital needs, ongoing capital expenditures and scheduled payments of interest on its indebtedness. B/E's primary requirements for working capital have been directly related to increased accounts receivable and inventory levels as a result of revenue growth. B/E's working capital was $176,266 as of May 30, 1998, as compared to $262,504 as of February 28,1998.

         At May 30, 1998, the Company's cash and cash equivalents were $24,821, as compared to $164,685 at February 28, 1998. Cash provided from operating activities was $2,552 for the three months ended May 30, 1998 and $5,294 for the three months ended May 31, 1997. The primary source of cash during the three months ended May 30, 1998 was net loss of $(23,875), non-cash charges for in-process research and development, depreciation, amortization and acquisition-related expenses of $40,767, decreases in accounts receivable of $7,102 and increases in accrued liabilities of $5,003, offset by a use of cash of $23,040 related to increases in inventories and other current assets and $3,833 related to net decreases in accounts payable. The primary use of cash during the quarter was $186,271 for the acquisition of PBASCO and AMP.

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

         In April 1998, the Company amended its credit facilities with The Chase Manhattan Bank by increasing the aggregate principal amount that may be borrowed thereunder to $200,000 (the "Bank Credit Facility"). The Bank Credit Facility consists of a $100,000 revolving credit facility (of which $25,000 may be used for acquisitions) along with an acquisition facility of up to $100,000. The revolving credit facility expires in April 2004 and the acquisition facility is amortizable over five years beginning April 1999. The Bank Credit Facility is collateralized by the Company's accounts receivable and inventories and by substantially all of its other personal property. The Bank Credit Facility contains customary affirmative covenants, negative covenants and conditions of borrowing, all of which were met by the Company as of May 30, 1998. At May 30, 1998, indebtedness under the existing Bank Credit Facility consisted of letters of credit aggregating approximately $4,500 and outstanding borrowings under the acquisition facility aggregating $80,000 (bearing interest at LIBOR plus 1.25%, as defined).

         In February 1998, the Company sold $250,000 of 8% Senior Subordinated Notes. In conjunction with the sale of the 8% Notes, the Company initiated a tender offer for $125,000 of 9 3/4% Senior Notes due 2003 (the "9 3/4% Notes"). The net proceeds from the offering of approximately $240,419 were used (i) for the tender offer (which expired on February 25, 1998) in which approximately $101,808 of the 9 3/4% Notes were retired, (ii) to call the the remaining 9 3/4% Notes on March 16, 1998, and (iii) together with the proceeds from the Bank Credit Facility, to fund the acquisitions of PBASCO and AMP.

     Long-term debt consists of the Bank Credit Facility, 9 7/8% Senior Subordinated Notes ("9 7/8% Notes") and 8% Notes. The 9 7/8% Notes and 8% Notes mature on February 1, 2006 and March 1, 2008, respectively.

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

         B/E Technology Initiatives Program - The Company has experienced substantial growth as a result of having completed 15 acquisitions since 1989. Essentially all of the acquired businesses were operating on a separate information system, using different hardware and software platforms. In fiscal 1997, the Company undertook to examine its systems, both pre-existing and acquired for Year 2000 compliance with a view to replacing non-compliant systems and creating an integrated Year 2000 compliant system. In addition, the Company has undertaken a comprehensive program to address the Year 2000 issue with respect to the following non-system areas: (i) network switching, (ii) the Company's non-information technology systems (such as buildings, plant, equipment and other infrastructure systems that may contain embedded microcontroller technology) and (iii) the status of major vendors, third party network service providers and other material service providers (insofar as they relate to the Company's business). As explained below, the Company's efforts to assess its systems as well as non-system areas related to Year 2000 compliance involve (i) a wide-ranging assessment of the Year 2000 problems that may affect the Company, (ii) the development of remedies to address the problems discovered in the assessment phase and (iii) testing of the remedies.

         Assessment Phase - The Company has identified substantially all of its major hardware and software platforms in use as well as the relevant non-system areas described above. The Company has determined its systems requirements on a company-wide basis and has begun the implementation of an enterprise resource planning ("ERP") system, which is intended to be a single system data base onto which all the Company's individual systems will be migrated. In relation thereto, the Company has signed contracts with substantially all of its significant hardware, software and other equipment vendors and third party network service providers related to Year 2000 compliance.

         Remediation and Testing Phase - In implementing the ERP system, the Company undertook and has completed a remediation and testing phase of all internal systems, LANs, WANs and PBXs. These phases were intended to address potential Year 2000 problems of the ERP system in relation to both information technology, non-information technology systems and then to demonstrate that the ERP software was Year 2000 compliant. ERP system software was selected and applications implemented by a team of internal users, outside system integrator specialists and ERP application experts. The ERP system was tested between June 1997 to 1998 by this team of experts. To date, four locations have been fully implemented on the ERP system. This Company-wide solution is being deployed to all other B/E sites in a manner that is designed to meet full implementation for all non-Year 2000 compliant sites by the year 2000.

         Program to Assess and Monitor Progress of Third Parties - As noted above, B/E has also undertaken an action plan to assess and monitor the progress of third party vendors in resolving Year 2000 issues. To date, the Company has
(I) obtained guidance from outside counsel to ensure legal compliance, (ii) generated correspondence to each of its third party vendors to assess their Y2K readiness, (iii) contracted a `Vendor 2K' fully automated tracking program to track all correspondence to/from vendors to track timely responses via an automatic computer generated `trigger,' to provide an electronic folder for easy reference and retention and to specifically track internally identified `critical' vendors. The Company is also currently in the midst of developing an internal consolidated database of enterprise wide vendors. Future actions that the Company expects to take in connection with the monitoring of its third party vendors include a target mailing of correspondence to vendors scheduled for mid-January 1999. Replies from these vendors will be requested to be returned within 20 days. The Company intends to continue follow up with any vendors who indicate any material problems in their replies. The Company believes that the majority of the required compliance will be completed by the end of the first quarter of 1999.

         Contingency Plans - The Company has begun to analyze contingency plans to handle worse case Year 2000 scenarios that the Company believes reasonably could occur and, if necessary, intends to develop a timetable for completing such contingency plans.

         Costs  Related  to the Year 2000  Issue -  Through  May 30,  1998,  the
Company has incurred approximately $15,000 in costs related to the implementation of the ERP system. The Company currently estimates that total ERP implementation will cost approximately $30,000 and a portion of the costs have and will be capitalized to the extent permitted under generally accepted accounting principles. The Company expects that it will incur approximately $8,000 related to this program during calendar 1998 and an additional $7,000 during calendar 1999.

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

       This report includes forward-looking statements that involve risks and uncertainties. The Company's actual experience may differ materially from that anticipated in such statements. Factors that might cause such a difference include, but are not limited to, those discussed in "Risk Factors" contained in Exhibit 99.1 of the Company's Annual Report on Form 10-K/A for the fiscal year ended February 28, 1998, and in the Company's Form S-3 dated September 11, 1998, Forms S-3/A dated September 28, 1998 and September 30, 1998 and Form S-4 dated November 20, 1998, as well as future events that have the effect of reducing the Company's available cash balances, such as unexpected operating losses, delays in the integration of the Company's acquired businesses, delivery of the Company's MDDS interactive video system, delays in the implementation of the Company's Year 2000 readiness program, customer delivery requirements, new or expected refurbishments or cash expenditures related to possible future acquisitions.

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

        (a)    Exhibits

                1.     Exhibit 27.   Financial Data Schedule for the three
                                     months ended May 30, 1998

                2.     Exhibit 10.1  Amended and Restated Employment Agreement
                                     dated as of May 29, 1998 between
                                     the Registrant and Amin J. Khoury

                3.     Exhibit 10.2  Amended and Restated Employment Agreement
                                     dated as of May 29, 1998 between
                                     the Registrant and Robert J. Khoury

                4.     Exhibit 10.3  Amended and Restated Employment Agreement
                                     dated as of May 29, 1998 between
                                     the Registrant and Paul E. Fulchino

                5.   Exhibit 10.4    Amended and Restated Employment Agreement
                                     dated as of May 29, 1998 between
                                     the Registrant and Thomas P. McCaffrey

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



                                             BE AEROSPACE, INC.


Date:  December 18, 1998                     /s/ Robert J. Khoury
                                             --------------------
                                             By:  Robert J. Khoury
                                             Vice Chairman and
                                             Chief Executive Officer


Date:  December 18, 1998                     /s/ Thomas P. McCaffrey
                                             -----------------------
                                             By:  Thomas P. McCaffrey
                                             Corporate Senior Vice President of
                                             Administration and Chief
                                             Financial Officer