Form 10-Q/A
period 1998-08-29
BE AEROSPACE INC
filed 1998-12-21
CIK 861361

BE AEROSPACE, INC.



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

Item 1.  Financial Statements


                CONDENSED CONSOLIDATED BALANCE SHEETS(UNAUDITED)
                    (Dollars in thousands, except share data)

                                                                                August 29,             February 28,
                                                                                      1998                     1998
                                                                                 (As restated,
                                                                                  see Note 7.)
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                               $      29,203           $      164,685
     Accounts receivable - trade, less allowance for doubtful
          accounts of $4,817 (August 29, 1998)
          and $2,190 (February 28, 1998)                                           113,524                   87,931
     Inventories, net                                                              188,668                  121,728
     Other current assets                                                            9,506                    7,869
                                                                             -------------           --------------
         Total current assets                                                      340,901                  382,213
                                                                             -------------           --------------

PROPERTY AND EQUIPMENT, net                                                        136,873                  103,821
INTANGIBLES AND OTHER ASSETS, net                                                  423,394                  195,723
                                                                             -------------           --------------
                                                                             $     901,168           $      681,757
                                                                             =============           ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                        $      56,874           $       47,858
     Accrued liabilities                                                            93,580                   38,566
     Current portion of long-term debt                                               7,983                   33,285
                                                                             -------------           --------------
          Total current liabilities                                                158,437                  119,709
                                                                             -------------           --------------

LONG-TERM DEBT                                                                     464,813                  349,557
DEFERRED INCOME TAXES                                                                1,161                    1,207
OTHER LIABILITIES                                                                   19,512                   14,509

STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par value; 1,000,000 shares
          authorized; no shares outstanding                                              -                        -
     Common stock, $.01 par value; 50,000,000 shares
          authorized; 28,251,910 (August 29, 1998) and
          22,891,918 (February 28, 1998) issued and outstanding                        283                      229
     Additional paid-in capital                                                    359,660                  240,289
     Accumulated deficit                                                          (100,094)                 (40,724)
     Cumulative foreign exchange translation adjustment                             (2,604)                  (3,019)
                                                                             --------------          ---------------
          Total stockholders' equity                                               257,245                  196,775
                                                                             -------------           --------------
                                                                             $     901,168           $      681,757
                                                                             =============           ==============

See accompanying notes to condensed consolidated financial statements.

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                  (Dollars in thousands, except per share data)

                                                                                          THREE MONTHS ENDED
                                                                                   --------------------------------

                                                                                    August 29,           August 30,
                                                                                          1998                 1997
                                                                                    (As restated,
                                                                                     see Note 7.)
NET SALES                                                                          $   156,352            $ 119,843

COST OF SALES                                                                           96,752               75,694
                                                                                   -----------          -----------

GROSS PROFIT                                                                            59,600               44,149

OPERATING EXPENSES:
     Selling, general and administrative                                                19,042               15,032
     Research, development and engineering                                              12,770               11,542
     Amortization                                                                        5,381                2,676
     In-process research and development and
       acquisition-related expenses                                                     46,902                    -
                                                                                   -----------         ------------
          Total operating expenses                                                      84,095               29,250
                                                                                   -----------         ------------

OPERATING EARNINGS (LOSS)                                                              (24,495)              14,899

INTEREST EXPENSE, net                                                                    8,664                5,401
                                                                                   -----------          -----------

EARNINGS (LOSS) BEFORE INCOME TAXES                                                    (33,159)               9,498

INCOME TAXES                                                                             2,336                1,421
                                                                                   -----------          -----------

NET EARNINGS (LOSS)                                                                $   (35,495)        $      8,077
                                                                                   ============        ============

BASIC NET EARNINGS (LOSS) PER COMMON SHARE                                         $     (1.44)        $        .36
                                                                                   ============        ============

DILUTED NET EARNINGS (LOSS) PER COMMON SHARE                                       $     (1.44)        $        .34
                                                                                   ============        ============


See accompanying notes to condensed consolidated financial statements.

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                  (Dollars in thousands, except per share data)

                                                                                           SIX MONTHS ENDED
                                                                                  ---------------------------------

                                                                                    August 29,           August 30,
                                                                                          1998                 1997
                                                                                    (As restated,
                                                                                     see Note 7.)
NET SALES                                                                          $   296,343        $     233,689

COST OF SALES                                                                          184,863              148,477
                                                                                   -----------           ----------
GROSS PROFIT                                                                           111,480               85,212

OPERATING EXPENSES:
     Selling, general and administrative                                                37,041               27,935
     Research, development and engineering                                              24,742               22,550
     Amortization                                                                        9,414                5,529
     In-process research and development and
       acquisition-related expenses                                                     79,155                    -
                                                                                   -----------           ----------

          Total operating expenses                                                     150,352               56,014
                                                                                   -----------           ----------

OPERATING EARNINGS (LOSS)                                                              (38,872)              29,198

INTEREST EXPENSE, net                                                                   16,446               11,531
                                                                                   -----------           ----------

EARNINGS (LOSS) BEFORE INCOME TAXES                                                    (55,318)              17,667

INCOME TAXES                                                                             4,052                2,647
                                                                                   -----------            ---------

NET EARNINGS (LOSS)                                                                $   (59,370)      $       15,020
                                                                                   ============      ==============

BASIC NET EARNINGS (LOSS) PER COMMON SHARE                                         $     (2.49)      $          .68
                                                                                   ============      ==============

DILUTED NET EARNINGS (LOSS) PER COMMON SHARE                                       $     (2.49)      $          .64
                                                                                   ============       =============


See accompanying notes to condensed consolidated financial statements.

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Dollars in thousands)

                                                                                          SIX MONTHS ENDED
                                                                                -----------------------------------

                                                                                August 29,               August 30,
                                                                                      1998                     1997
                                                                                (As restated,
                                                                                 see Note 7.)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings (loss)                                                        $  (59,370)               $  15,020
     Adjustments to reconcile net earnings (loss) to net cash flows provided by operating activities:
              In-process research and development and acquisition-
                 related expenses                                                   79,155                        -
              Depreciation and amortization                                         18,312                   12,465
              Deferred income taxes                                                    (70)                    (344)
              Non-cash employee benefit plan contributions                           1,055                      804
              Changes in operating assets and  liabilities,  net of effects from acquisitions:
                Accounts receivable                                                  6,163                     (388)
                Inventories                                                        (45,435)                  (5,332)
                Other current assets                                                (1,115)                  (3,011)
                Accounts payable                                                     4,538                    2,918
                Accrued liabilities                                                  8,552                   (1,606)
                                                                                ----------              ------------
     Net cash flows provided by operating activities                                11,785                   20,526
                                                                                ----------              -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures                                                         (20,210)                 (11,656)
      Change in intangible and other assets                                         (3,991)                  (2,464)
      Acquisitions, net of cash acquired                                          (209,636)                       -
                                                                                -----------             ------------
Net cash flows used in investing activities                                       (233,837)                 (14,120)
                                                                                -----------             ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings (repayments) under bank credit facilities                      119,542                     (957)
     Proceeds from issuances of stock, net of expenses                               2,604                    7,455
     Principal payments on long-term debt                                          (35,962)                       -
                                                                                -----------             -----------
Net cash flows provided by financing activities                                     86,184                    6,498
                                                                                ----------             ------------

Effect of exchange rate changes on cash flows                                          386                     (177)
                                                                                ----------             ------------

Net increase (decrease) in cash and cash equivalents                              (135,482)                  12,727

Cash and cash equivalents, beginning of period                                     164,685                   44,149
                                                                                ----------             ------------

Cash and cash equivalents, end of period                                        $   29,203              $    56,876
                                                                                ==========              ===========

Supplemental disclosures of cash flow information:
Cash paid during period for:
       Interest                                                                 $      4,897            $    11,343
       Income taxes, net                                                        $        460            $       568
     Schedule of noncash transactions:
       Fair market value of assets acquired in acquisitions                     $  372,359                        -
       Cash paid for businesses acquired in acquisitions                        $  328,459                        -
       Common stock issued in connection with acquisitions                      $  117,213                        -
       Liabilities assumed and accrued acquisition costs
             incurred in connection with acquisitions                           $    43,900                       -

See accompanying notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements August 29, 1998 and August 30, 1997
(UNAUDITED - DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

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

Note 2.    Fiscal 1999 Acquisitions

           On April 13, 1998, the Company completed its acquisition of Puritan Bennett Aero Systems Co. ("PBASCO") for approximately $69,700 in cash and the assumption of liabilities aggregating approximately $2,810. PBASCO is the leading manufacturer of commercial aircraft oxygen delivery systems and "WEMAC" air valve components and in addition supplies overhead lights and switches, crew masks and protective breathing devices for both commercial and general aviation aircraft. During the first quarter of fiscal 1999, the Company recorded a charge of $13,000 associated with the PBASCO transaction, for the write-off of in-process research and development and acquisition-related expenses.

           On April 21, 1998, the Company acquired substantially all of the assets of Aircraft Modular Products ("AMP") for approximately $117,300 in cash and assumed certain liabilities aggregating approximately $2,840. AMP is a leading manufacturer of cabin interior products for general aviation (business jet) and commercial-type VIP aircraft, providing a broad line of products including seating, sidewalls, bulkheads, credenzas, closets, galley structures, lavatories, tables and sofas; along with related spare parts. During the first quarter of fiscal 1999, the Company recorded a charge of $19,253 associated with the AMP transaction, for the write-off of in-process research and development and acquisition-related expenses.

           On August 7, 1998, the Company acquired all of the capital stock of SMR Aerospace, Inc. and its affiliates, SMR Developers LLC and SMR Associates (together "SMR") for an aggregate purchase price of approximately $141,500 and the assumption of liabilities aggregating approximately $21,100. The Company paid for the acquisition of SMR by issuing four million shares (the "SMR Shares") of Company stock (then valued at approximately $30 per share) to the former stockholders of SMR and paying them $2,000 in cash. The Company also paid $22,000 in cash to the employee stock ownership plan of a subsidiary of SMR Aerospace to purchase the minority equity interest in such subsidiary held by the ESOP. The Company agreed to register for sale with the Securities and Exchange Commission the SMR Shares. If the net proceeds from the sale of the shares, which included the $2,000 in cash already paid, was less than $120,000, subject to adjustment (the purchase price adjustments were finalized in November 1998 and aggregated approximately $500), the Company agreed to pay such difference to the selling stockholders in cash. The Company's obligations to the selling stockholders were secured by an irrevocable stand-by letter of credit from The Chase Manhattan Bank in favor of the selling stockholders. This letter of credit could have been drawn upon after December 31, 1998 if the selling stockholders had not received net proceeds of $120,000, including the $2,000 in cash already paid, from the sale of the SMR Shares. Because of the market price for the Company's common stock and the Company's payment obligation to the selling stockholders described above, the Company decided to repurchase the SMR Shares with approximately $118,000, (representing the net proceeds of $120,000 the Company was obligated to pay the selling stockholders, less the $2,000 in cash the Company already paid them) of the proceeds from the sale of 9 1/2% Senior Subordinated Notes instead of registering them for sale. In connection with the repurchase of the SMR Shares, the irrevocable stand-by letter of credit was returned to The Chase Manhattan Bank.

           SMR is a leader in providing design, integration, installation, and certification services for commercial aircraft passenger cabin interiors. SMR provides a broad range of interior reconfiguration services that allow airlines to change the size of certain classes of service, modify and upgrade the seating, install telecommunications or entertainment options, relocate galleys, lavatories, and overhead bins and install crew rest compartments. SMR is also a supplier of structural design and integration services, including airframe modifications for passenger-to-freighter conversions. In addition, SMR provides a variety of niche products and components that are used for reconfigurations and conversions. SMR's services are performed primarily on an aftermarket basis and its customers include major airlines such as United Airlines, Japan Airlines, British Airways, Air France, Cathay Pacific and Qantas, as well as Boeing, Airborne Express and Federal Express. During the second quarter of fiscal 1999, the Company recorded a charge of $46,902 associated with the SMR transaction, for the write-off of in-process research and development and acquisition-related expenses.

           As a result of the acquisitions of PBASCO, AMP and SMR, the Company has recorded a charge aggregating $79,155 for the write-off of acquired in-process research and development and acquisition-related expenses associated with the transactions. In-process research and development expenses arose from new product development projects that were in various stages of completion at the respective acquired enterprises at the date of acquisition. In-process research and development expenses for products under development at the date of acquisition that had not established technological feasibility and for which no alternative use was identified were written off. The in-process research and development projects have been valued based on expected net cash flows over the product life, costs to complete, the stage of completion of the projects, the result of which has been discounted to reflect the inherent risk associated with the completion of the projects, and the realization of the efforts expended.

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

           New product development projects underway at SMR at the date of acquisition included, among others, pneumatic and electrical deicing systems for the substantial majority of all executive and commuter aircraft types, crew rest modules for selected wide-body aircraft, passenger to freighter and combi to freighter conversion kits for selected wide-body aircraft, hovercraft skirting devices, cargo nets, and smoke barriers. In-process research and development and acquisition-related expenses associated with SMR were approximately $46,902. The Company has determined that these projects were approximately 60% complete at the date of acquisition, and estimates that the cost to complete these projects will aggregate approximately $2,700, and will be incurred over a two year period.

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

                                                                Three Months Ended             Six Months Ended
                                                           ------------------------        --------------------------
                                                           August 29,       August 30,       August 29,     August 30,
                                                                 1998             1997            1998           1997

                 Net earnings (loss)                       $    (35,495)      $  8,077      $  (59,370)     $  15,020
                 Other comprehensive income:
                 Foreign exchange translation adjustment            943         (2,374)            415         (2,742)
                                                           --------------    ---------     -----------      ---------
                 Comprehensive income (loss)               $    (34,552)       $ 5,703      $  (58,955)     $  12,278
                                                           =============       =======      ===========     =========

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

           Credit Facilities - In August 1998, the Company amended its credit facilities with The Chase Manhattan Bank (the "Bank Credit Facility"). The Bank Credit Facility consists of a $100,000 revolving credit facility (of which $50,000 may be utilized for acquisitions) and an acquisition facility of up to $100,000. An interim revolving credit commitment of $120,000 available for the irrevocable letter of credit in connection with the SMR acquisition, which was added in the August 1998 amendment, was returned to The Chase Manhattan Bank and canceled on November 2, 1998 when the SMR shares were repurchased. The revolving credit facility expires in April 2004 and the acquisition facility is amortizable over five years beginning in April 1999. The Bank Credit Facility is collateralized by the Company's accounts receivable, inventories and by substantially all of its other personal property. The Bank Credit Facility contains customary affirmative covenants, negative covenants and conditions of borrowing, all of which were met by the Company as of August 29, 1998. At August 29, 1998, indebtedness under the existing Bank Credit Facility consisted of letters of credit aggregating approximately $124,000 (including the $120,000 SMR letter of credit) and outstanding borrowings under the revolving and acquisition facilities credit aggregating $121,000 (bearing interest at LIBOR plus 1.50%, as defined).

Note 6.  Earnings (Loss) Per Share

         The following table sets forth the computation of basic and diluted earnings (loss) per share for the three months and six months ended August 29, 1998 and August 30, 1997.

                                                                THREE MONTHS ENDED               SIX MONTHS ENDED
                                                          ----------------------------     ------------------------------
                                                            August 29,      August 30,     August 29,         August 30,
                                                                  1998           1997            1998               1997

        Numerator - Net earnings (loss)                   $   (35,495)       $    8,077        $  (59,370)      $ 15,020
                                                          ============        =========        ===========      ========
        Denominator:
        Denominator for basic earnings (loss) per
        share -
           Weighted average shares                              24,575           22,269             23,822        22,103
        Effect of dilutive securities -
           Employee stock options                                    -           1,258                   -         1,390
                                                         --------------      ----------        -----------      --------
        Denominator for diluted earnings (loss) per
        share -
           Adjusted weighted average shares                     24,575           23,527             23,822        23,493
                                                          ============       ==========        ===========      ========
        Basic earnings (loss) per share                  $      (1.44)      $        .36       $    (2.49)      $    .68
                                                         =============      ============       ===========      ========
        Diluted earnings (loss) per share                $      (1.44)      $        .34       $    (2.49)      $    .64
                                                         =============      ============       ===========      ========

Note 7. Subsequent Event

         On September 3, 1998, the Company acquired substantially all of the galley equipment assets and assumed related liabilities of C F Taylor Interiors Limited and acquired the common stock of C F Taylor (Wales) Limited (collectively "C F Taylor"), both wholly owned subsidiaries of EIS Group PLC, for a total cash purchase price of approximately (pound)14,900 (approximately $25,100), subject to adjustment. C F Taylor is a manufacturer of galley equipment for both narrow and wide-body aircraft, including galley structures, crew rests and related spare parts.

Note 8. Restatement

       Subsequent to the issuance of the Company's August 29, 1998 financial statements, the Company's management revised the amount of the purchase price allocated to in-process research and development relating to the acquisitions of PBASCO and AMP during April 1998 and SMR during August 1998 (see Note 2). As a result, the Company's financial statements for the three-month and six-month periods ended August 29, 1998 have been restated to reduce the in-process research and development charge by $90,000 and to increase intangible assets by a like amount. The change had no impact on net cash flows provided by operations. The effect of the restatement on the accompanying financial statements is as follows:


                                                              August 29, 1998             August 29, 1998
                                                                As restated           As previously reported
                                                          ------------------------- ----------------------------
                      BALANCE SHEET:
   Intangibles and other assets, net                                  $  423,394                    $  335,447
   Total assets                                                          901,168                       813,221
   Accrued liabilities                                                    93,580                        93,928
   Total current liabilities                                             158,437                       158,785
   Accumulated deficit                                                  (100,094)                     (188,389)
   Total stockholders' equity                                            257,245                       168,950
   Total liabilities and stockholders' equity                            901,168                       813,221

                                                               3 months ended             3 months ended
                                                              August 29, 1998             August 29, 1998
                 STATEMENT OF OPERATIONS:                       As restated           As previously reported
                                                          ------------------------- ----------------------------
   Amortization                                                            5,381                         3,919
   In-process research and development and
       acquisition-related expenses                                       46,902                        70,902
   Total operating expenses                                               84,095                       106,633
   Operating earnings (loss)                                             (24,495)                      (47,033)
   Earnings (loss) before income taxes                                   (33,159)                      (55,697)
   Income taxes                                                            2,336                         2,585
   Net earnings (loss)                                                   (35,495)                      (58,282)
   Basic net earnings (loss) per common share                              (1.44)                       (2.37)
   Diluted net earnings (loss) per common share                            (1.44)                       (2.37)

                                                                 Six months                 Six months
                                                              August 29, 1998             August 29, 1998
                 STATEMENT OF OPERATIONS:                       As restated           As previously reported
                                                          ------------------------- ----------------------------
   Amortization                                                            9,414                         7,360
   In-process research and development and
       acquisition-related expenses                                       79,155                       169,155
   Total operating expenses                                              150,352                       238,298
   Operating earnings (loss)                                             (38,872)                     (126,818)
   Earnings (loss) before income taxes                                   (55,318)                     (143,264)
   Income taxes                                                            4,052                         4,401
   Net earnings (loss)                                                   (59,370)                     (147,665)
   Basic net earnings (loss) per common share                              (2.49)                       (6.20)
   Diluted net earnings (loss) per common share                            (2.49)                       (6.20)



Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

       The following discussion and analysis addresses the results of the Company's operations for the three months ended August 29, 1998, as compared to the Company's results of operations for the three months ended August 30, 1997. The discussion and analysis then addresses the results of the Company's operations for the six months ended August 29, 1998, as compared to the Company's results of operations for the six months ended August 30, 1997. The discussion and analysis then addresses the liquidity and financial condition of the Company and other matters. As discussed in notes to the financial statements the Company restated its August 29, 1998 financial statements to reduce the amount of the in-process research and development charge by $90,000 resulting from the acquisitions of PBASCO and AMP during April 1998 and SMR in August 1998 (see Note 2).

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

       On August 7, 1998, the Company acquired all of the capital stock of SMR Aerospace, Inc. and its affiliates, SMR Developers LLC and SMR Associates (together "SMR") for an aggregate purchase price of approximately $141,500 and the assumption of liabilities aggregating approximately $21,100. SMR is a leader in providing design, integration, installation and certification services for commercial aircraft passenger cabin interiors. SMR provides a broad range of interior reconfiguration services that allow airlines to change the size of certain classes of service, modify and upgrade the seating, install telecommunications or entertainment options, relocate galleys, lavatories, and overhead bins and install crew rest compartments. SMR is also a supplier of structural design and integration services, including airframe modifications for passenger-to-freighter conversions. In addition, SMR provides a variety of niche products and components that are used for reconfigurations and conversions. SMR's services are performed primarily on an aftermarket basis and its customers include major airlines such as United Airlines, Japan Airlines, British Airways, Air France, Cathay Pacific and Qantas, as well as Boeing, Airborne Express and Federal Express.

       As a result of the acquisitions of PBASCO, AMP and SMR, the Company has recorded a charge of $79,155 for the write-off of acquired in-process research and development and acquisition-related expenses associated with these and other transactions. In-process research and development expenses arose from new product development projects that were in various stages of completion at the respective acquired enterprises at the dates of acquisitions. In-process research and development expenses for products under development at the date of acquisition that had not established technological feasibility and for which no alternative use was identified were written off. The in-process research and development projects have been valued based on expected net cash flows over the product life, costs to complete, the stage of completion of the projects, the result of which has been discounted to reflect the inherent risk associated with the completion of the projects, and the realization of the efforts expended.

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

       New product development projects underway at SMR at the date of acquisition included, among others, pneumatic and electrical deicing systems for the substantial majority of all executive and commuter aircraft types, crew rest modules for selected wide-body aircraft, passenger to freighter and combi to freighter conversion kits for selected wide-body aircraft, hovercraft skirting devices, cargo nets, and smoke barriers. In-process research and development and acquisition-related expenses associated with SMR were approximately $46,902. The Company has determined that these projects were approximately 60% complete at the date of acquisition, and estimates that the cost to complete these projects will aggregate approximately $2,700, and will be incurred over a two year period.

       Uncertainties that could impede progress to a developed technology include (i) availability of financial resources to complete the development, (ii) regulatory approval (FAA, CAA, etc.) required for each product before it can be installed on an aircraft, (iii) economic feasibility of developed technologies, (iv) customer acceptance and (v) general competitive conditions in the industry. There can be no assurance that the in-process research and development projects will be successfully completed and commercially introduced.

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

       THREE MONTHS ENDED AUGUST 29, 1998, AS COMPARED TO THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED AUGUST 30, 1997

       Net sales for the fiscal 1999 three-month period were $156,352, or $36,509 (30%) greater than sales of $119,843 for the comparable period in the prior year. The Acquisitions accounted for a substantial portion of the increase in revenues during the quarter ended August 29,1998; AMP and PBASCO contributed approximately $22,700, with SMR adding $6,000 of revenues. Internal growth during the quarter was unusually low due to uneven airline scheduling requirements. The Company does not believe this period is reflective of the Company's strong growth in orders and backlog. As described below, the Company expects very significant internal growth during the second half of the year and significant internal growth for the full year. During the three months ended August 29, 1998 and year ended February 28, 1998, the Seating Products and Interior Systems Groups, exclusive of businesses acquired during fiscal 1999, generated approximately 79% and 78% respectively, of total revenues. During the eighteen month period August 29, 1998, these two groups generated their highest bookings ever, with program awards of approximately $764,909 from the world's airlines, including, among others, Delta Air Lines, US Airways, British Airways, United Airlines, American Airlines and Northwest Airlines. The Seating Products Group, which generated approximately 52% of total revenues in fiscal 1998, had its strongest booking quarter ever, with a book to bill ratio of approximately 1.9:1 during the three months ended August 29, 1998. Total bookings for the Company during the quarter were approximately $215,000, and the Company experienced a book to bill ratio of almost 1.4:1. The scheduled delivery dates for the Seating Products and Interior Systems Groups along with scheduled deliveries for other programs form the basis for management's expectation of very significant internal revenue growth for the Company during the second half of fiscal 1999.

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

       Amortization expense for the quarter ended August 29, 1998 of $5,381, was $2,705 greater than the amount recorded in the second quarter of fiscal 1998 due to the Acquisitions.

       Based on management's assumptions,a portion of the Acquisitions' purchase price was allocated to purchased research and development that had not reached technological feasibility and had no future alternative use. During the second quarter of fiscal 1999, the Company recorded a charge of $46,902 for the write-off of in-process research and development and acquisition-related expenses. Management estimates that the research and development cost to complete the in-process research and development related to projects underway at PBASCO, AMP and SMR will aggregate approximately $19,300, which will be incurred over a two to four year period.

       Due, in part, to the acquisition-related charges of $46,902 during the current quarter, the Company incurred an operating loss of $(24,495), as compared to operating earnings of $14,899 during the comparable period in the prior year. Operating earnings excluding the acquisition-related charges were $22,407.

       Interest expense, net was $8,664 for the three months ended August 29, 1998, or $3,263 greater than interest expense of $5,401 for the comparable period in the prior year. The increase in interest expense is due to the increase in the Company's long-term debt.

       The loss before income taxes in the current quarter was $(33,159), (which includes in-process research and development and acquisition-related expenses of $46,902) as compared to earnings before incomes taxes of $9,498 in the prior year's comparable period. Earnings before income taxes excluding the acquisition-related charges were $13,743. Income tax expense for the quarter ended August 29, 1998 was $2,336, as compared to $1,421 in the prior year's comparable period.

       The net loss for the quarter ended August 29, 1998 was $(35,495), or $(1.44) per share (diluted), as compared to net earnings of $8,077, or $.34 per share (diluted), for the comparable period in the prior year.

       SIX MONTHS ENDED AUGUST 29, 1998, AS COMPARED TO THE RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED AUGUST 30, 1997

       Net sales for the fiscal 1999 six-month period were $296,343, an increase of $62,654, or 27% over the comparable period in the prior year. The recent acquisitions of PBASCO, AMP and SMR accounted for a substantial portion of the increase in revenues during this period; AMP and PBASCO generated approximately $36,700 of revenues, with SMR adding approximately $6,000. Internal growth during the six month period was low due to uneven airline scheduling requirements. The Company does not believe this period is reflective of the Company's strong growth in orders and backlog. As described below, the Company expects very significant internal growth during the second half of the year and significant internal growth for the full year. During each of the six months ended August 29, 1998 and the year ended February 28, 1998, the Seating Products and Interior Systems Groups, exclusive of businesses acquired during fiscal 1999, generated approximately 78% of total revenues. During the eighteen month period ended August 29, 1998, these two groups generated their highest bookings ever, with program awards of approximately $764,909 from the world's airlines, including, among others, Delta Air Lines, USAirways, British Airways, United Airlines, American Airlines and Northwest Airlines. The Seating Products Group, which generated approximately 52% of total revenues in fiscal 1998, had its strongest booking quarter ever, with a book to bill ratio of approximately 1.9:1; total bookings for the Company during the quarter were approximately $215,000, and the Company experienced a book to bill ratio of almost 1.4:1. Of the Company's backlog of approximately $700,000 as of August 29, 1998, approximately $302,000 is deliverable by the end of fiscal 1999. The scheduled delivery dates for the Seating Products and Interior Systems Groups along with scheduled deliveries for other programs form the basis for management's expectation of very significant internal growth for the Company during the second half of fiscal 1999.

       Gross profit was $111,480 (37.6% of sales) for the six months ended August 29, 1998. This was $26,268, or 31%, greater than the comparable period in the prior year of $85,212, which represented 36.5% of sales. The primary reasons for the improvement in gross margins include: (i) shift in product mix in all divisions toward higher margins products,
       (ii) higher unit volumes and (iii) a company-wide re-engineering program which has resulted in higher employee productivity and better manufacturing efficiency.

       Selling, general and administrative expenses were $37,041 (12.5% of sales) for the six months ended August 29, 1998. This was $9,106, or 33%, greater than the comparable period in the prior year of$ 27,935 year of $27,935 (12.0% of sales). The increase in selling, general and administrative expenses was primarily due to inclusion of the relevant expenses of the acquired companies along with increases associated with internal growth.

       Research, development and engineering expenses were $24,742 (8.3% of sales) for the six months ended August 29, 1998, an increase of $2,192 over the comparable period in the prior year. The increase in research, development and engineering expense in the current period is primarily attributable to on-going new product development activities.

       Amortization expense for the six months ended August 29 1998 of $9,414 was $3,885 greater than the amount recorded in the comparable period in the prior year.

       Based on management's assumptions, a portion of the Acquisitions' purchase price was allocated to purchased research and development that had not reached technological feasibility and had no future alternative use. During the first six months of fiscal 1999, the Company recorded a charge of $79,155 for the write-off of the acquired in-process research and development and acquisition-related expenses. Management estimates that the research and development cost to complete the in-process research and development related to projects underway at PBASCO, AMP and SMR will aggregate approximately $19,300, which will be incurred over a two to four year period.

       Due, in part, to the acquisition-related charges of $79,155 during the six months ended August 29, 1998, the Company incurred an operating loss of $(38,872), as compared to operating earnings of $29,198 in the prior year. Operating earnings excluding the acquisition-related charges were $40,283.

       Interest expense, net was $16,446 for the six months ended August 29, 1998, or $4,915 greater than interest expense of $11,531 for the comparable period in the prior year and is due to the increase in the Company's long-term debt.

       The loss before income taxes in the current quarter was $(55,318), (which includes in-process research and development and acquisition-related expenses of $79,155) as compared to earnings before incomes taxes of $17,667 in the prior year's comparable period. Earnings before income taxes excluding the acquisition-related charges were $23,837. Income tax expense for the six months ended August 29, 1998 was $4,052, as compared to $2,647 in the prior year's comparable period.

       The net loss for the six months ended August 29, 1998 was $(59,370), or $(2.49) per share (diluted), as compared to net earnings of $15,020, or $.64 per share (diluted), for the comparable period in the prior year.

       LIQUIDITY AND CAPITAL RESOURCES

       The Company's liquidity requirements consist of working capital needs, ongoing capital expenditures and scheduled payments of interest and principal on its indebtedness. B/E's primary requirements for working capital have been directly related to increased accounts receivable and inventory levels as a result of both acquisitions and revenue growth. B/E's working capital was $182,464 as of August 29, 1998, as compared to $262,504 as of February 28,1998.

       At August 29, 1998, the Company's cash and cash equivalents were $29,203, as compared to $164,685 at February 28, 1998. Cash provided from operating activities was $11,785 for the six months ended August 29, 1998.

       The primary source of cash during the six months en months ended August 29, 1998 was the net loss of $(59,370) offset by non-cash charges for in-process research and development, depreciation, amortization and acquisition-related expenses of $97,467, decreases in accounts receivable of $6,163 and increases in accounts payable and accrued liabilities of $13,090, offset by a use of cash of $46,550 related to increases in inventories and other current assets. The primary use of cash during the six month period was $209,636 for the acquisitions of PBASCO, AMP and SMR.

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

       In August 1998, the Company amended its credit facilities with The Chase Manhattan Bank (the "Bank Credit Facility"). The Bank Credit Facility consists of a $100,000 revolving credit facility (of which $50,000 may be utilized for acquisitions) and an acquisition facility of up to $100,000. An interim revolving credit commitment of $120,000 available for the irrevocable letter of credit in connection with the SMR acquisition, which was added in the August 1998 amendment, was returned to The Chase Manhattan Bank and canceled on November 2, 1998 when the SMR shares were repurchased. The revolving credit facility expires in April 2004 and the acquisition facility is amortizable over five years beginning in April 1999. Current maturities associated with the Bank Credit Facility aggregate $7,500.

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

       In February 1998, the Company sold $250,000 of 8% Senior Subordinated Notes. In conjunction with the sale of the 8% Notes, the Company initiated a tender offer for the $125,000 of 9 3/4% Senior Notes due 2003 (the "9 3/4% Notes"). The net proceeds from the offering of approximately $240,419 were used (i) for the tender offer (which expired on February 25, 1998) in which approximately $101,800 of the 9 3/4% Notes were retired, (ii) to call the remaining 9 3/4% Notes on March 16, 1998 and (iii) together with the proceeds from the Bank Credit Facility, to fund the acquisitions of PBASCO and AMP.

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

       Costs Related to the Year 2000 Issue - Through August 29, 1998, the Company has incurred approximately $17,000 in costs related to the implementation of the ERP system. The Company currently estimates that total ERP implementation will cost approximately $30,000 and a portion of the costs have and will be capitalized to the extent permitted under generally accepted accounting principles. The Company expects that it will incur approximately $6,000 related to this program during calendar 1998 and an additional $7,000 during calendar 1999.

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

       This report includes forward-looking statements that involve risks and uncertainties. The Company's actual experience may differ materially from that anticipated in such statements. Factors that might cause such a difference include, but are not limited to, those discussed in "Risk Factors" contained in Exhibit 99.1 of the Company's Annual Report on Form 10-K/A for the fiscal year ended February 28, 1998, and in the Company's Form S-3 dated September 11, 1998, Form S-3/A dated September 28, 1998 and September 30, 1998 and Form S-4 dated November 20, 1998, as well as future events that have the effect of reducing the Company's available cash balances, such as unexpected operating losses, delays in the integration of the Company's acquired businesses, delivery of the Company's MDDS interactive video system, delays in the implementation of the Company's Year 2000 readiness program, customer delivery requirements, new or expected refurbishments or cash expenditures related to possible future acquisitions.

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


Item 5.  Other Information                                         None.

Item 6.  Exhibits and Reports on Form 8-K

a.       Exhibits

          1. Exhibit 27. Financial Data Schedule for the six months ended August 29, 1998

 b.       Reports on Form 8-K

          1.       August 24, 1998           Acquisition of SMR Aerospace
          2.       November 18, 1998         Stock Rights Plan

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    BE AEROSPACE, INC.


Date:  December 18, 1998           By: /s/ Robert J. Khoury
                                   --------------------------------
                                           Robert J. Khoury
                                           Vice Chairman and
                                           Chief Executive Officer



Date:  December 18, 1998           By: /s/ Thomas P. McCaffrey
                                   -----------------------------
                                           Thomas P. McCaffrey
                                           Corporate Senior Vice President of
                                           Administration and Chief
                                           Financial Officer