Form 10-Q
period 1998-11-28
BE AEROSPACE INC
filed 1999-01-11
CIK 861361

BE AEROSPACE, INC.


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended November 28, 1998



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




         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES[X] NO[ ]

     The registrant has one class of common stock, $.01 par value, of which 24,458,814 shares were outstanding as of January 8, 1998.

Item 1.  Financial Statements


                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                    (Dollars in thousands, except share data)

                                                                              November 28,             February 28,
                                                                                      1998                     1998
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                               $      34,548           $      164,685
     Accounts receivable - trade, less allowance for doubtful
          accounts of $4,857 (November 28, 1998)
          and $2,190 (February 28, 1998)                                           136,119                   87,931
     Inventories, net                                                              205,466                  121,728
     Other current assets                                                           11,559                    7,869
                                                                             -------------           --------------
         Total current assets                                                      387,692                  382,213
                                                                             -------------           --------------

PROPERTY AND EQUIPMENT, net                                                        144,661                  103,821
INTANGIBLES AND OTHER ASSETS, net                                                  449,887                  195,723
                                                                             -------------           --------------
                                                                             $     982,240           $      681,757
                                                                             =============           ==============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                        $      70,426           $       47,858
     Accrued liabilities                                                            79,843                   38,566
     Current portion of long-term debt                                              11,689                   33,285
                                                                             -------------           --------------
          Total current liabilities                                                161,958                  119,709
                                                                             -------------           --------------

LONG-TERM DEBT                                                                     630,592                  349,557
DEFERRED INCOME TAXES                                                                1,148                    1,207
OTHER LIABILITIES                                                                   31,128                   14,509

STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par value; 1,000,000 shares
          authorized; no shares outstanding                                              -                        -
     Common stock, $.01 par value; 50,000,000 shares
          authorized; 24,447,463 (November 28, 1998) and
          22,891,918 (February 28, 1998) issued and outstanding                        244                      229
     Additional paid-in capital                                                    243,993                  240,289
     Accumulated deficit                                                           (83,613)                 (40,724)
     Cumulative foreign exchange translation adjustment                             (3,210)                  (3,019)
                                                                             --------------          ---------------
          Total stockholders' equity                                               157,414                  196,775
                                                                             -------------           --------------
                                                                             $     982,240           $      681,757
                                                                             =============           ==============


See accompanying notes to condensed consolidated financial statements.


            CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
                  (Dollars in thousands, except per share data)

                                                                                         Three Months Ended
                                                                                ----------------------------------

                                                                                November 28,          November 29,
                                                                                        1998                  1997

NET SALES                                                                       $    195,751         $   128,998

COST OF SALES                                                                        120,141              82,348
                                                                                ------------         -----------
GROSS PROFIT                                                                          75,610              46,650

OPERATING EXPENSES:

     Selling, general and administrative                                              21,674              15,082
     Research, development and engineering                                            16,085              12,438
     Amortization                                                                      6,624               2,666
                                                                                ------------         -----------
          Total operating expenses                                                    44,383              30,186
                                                                                ------------         -----------

OPERATING EARNINGS                                                                    31,227              16,464

INTEREST EXPENSE, net                                                                 11,370               5,368
                                                                                ------------         -----------

EARNINGS BEFORE INCOME TAXES                                                          19,857              11,096

INCOME TAXES                                                                           3,376               1,664
                                                                                ------------         -----------

NET EARNINGS                                                                    $     16,481          $    9,432
                                                                                ============          ==========

BASIC NET EARNINGS PER COMMON SHARE                                             $        .61          $      .41
                                                                                ============         ===========

DILUTED NET EARNINGS PER COMMON SHARE                                           $        .59          $      .40
                                                                                ============         ===========


See accompanying notes to condensed consolidated financial statements.



           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                  (Dollars in thousands, except per share data)

                                                                                      Nine Months Ended
                                                                             -----------------------------------

                                                                             November 28,          November 29,
                                                                                     1998                  1997

NET SALES                                                                     $   492,094            $ 362,687

COST OF SALES                                                                     305,004               230,825
                                                                              -----------           -----------
GROSS PROFIT                                                                      187,090               131,862

OPERATING EXPENSES:

     Selling, general and administrative                                           58,715                43,017
     Research, development and engineering                                         40,827                34,988
     Amortization                                                                  16,038                 8,195
     In-process research and development and
       acquisition-related expenses                                                79,155                     -
                                                                              -----------           -----------

          Total operating expenses                                                194,735                86,200
                                                                              -----------           -----------

OPERATING EARNINGS (LOSS)                                                          (7,645)               45,662

INTEREST EXPENSE, net                                                              27,816                16,899
                                                                              -----------           -----------

EARNINGS (LOSS) BEFORE INCOME TAXES                                               (35,461)               28,763

INCOME TAXES                                                                        7,428                 4,311
                                                                              -----------           -----------

NET EARNINGS (LOSS)                                                           $   (42,889)          $    24,452
                                                                              ============          ===========

BASIC NET EARNINGS (LOSS) PER COMMON SHARE                                    $     (1.72)          $      1.10
                                                                              ============          ===========

DILUTED NET EARNINGS (LOSS) PER COMMON SHARE                                  $     (1.72)          $      1.04
                                                                              ============          ===========


See accompanying notes to condensed consolidated financial statements.


           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Dollars in thousands)
                                                                                      Nine Months Ended
                                                                              ----------------------------------

                                                                              November 28,          November 29,
                                                                                      1998                  1997
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings (loss)                                                     $    (42,889)           $    24,452
     Adjustments to reconcile net earnings (loss) to net cash flows provided by operating activities:
              In-process research and development and acquisition-
                 related expenses                                                  79,155                      -
              Depreciation and amortization                                        29,278                 18,482
              Deferred income taxes                                                   (73)                  (413)
              Non-cash employee benefit plan contributions                          1,701                  1,251
              Changes in operating assets and  liabilities,
               net of effects from acquisitions:
                Accounts receivable                                                (8,815)                (5,886)
                Inventories                                                       (57,511)               (19,785)
                Other current assets                                                2,201                 (4,168)
                Accounts payable                                                   14,981                 13,638
                Accrued and other liabilities                                     (10,680)                   221
                                                                             -------------           -----------
     Net cash flows provided by operating activities                                7,348                 27,792
                                                                             ------------            -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures                                                        (27,786)               (21,099)
      Change in intangible and other assets                                       (16,185)                (3,836)
      Acquisitions, net of cash acquired                                         (351,647)                     -
                                                                             -------------           ------------
Net cash flows used in investing activities                                      (395,618)               (24,935)
                                                                             -------------           ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings under bank credit facilities                                   83,270                  2,518
     Proceeds from issuance of long-term debt                                     200,000                      -
     Principal payments on long-term debt                                         (30,097)                     -
     Proceeds from issuances of stock, net of expenses                              4,453                  8,647
                                                                             ------------            -----------
Net cash flows provided by financing activities                                   257,626                 11,165
                                                                             ------------            -----------
Effect of exchange rate changes on cash flows                                         507                     50
                                                                             ------------            -----------
Net (decrease) increase in cash and cash equivalents                             (130,137)                14,072

Cash and cash equivalents, beginning of period                                    164,685                 44,149
                                                                             ------------            -----------
Cash and cash equivalents, end of period                                     $     34,548            $    58,221
                                                                             ============            ===========

Supplemental disclosures of cash flow information: Cash paid during period for:
       Interest                                                              $     19,937            $    17,716
       Income taxes, net                                                     $      2,017            $     1,871
     Schedule of non-cash transactions:
       Fair market value of assets acquired in acquisitions                  $    414,854            $         -
       Cash paid for businesses acquired in acquisitions                     $    353,583            $         -
       Liabilities assumed and accrued acquisition costs                     $     61,271            $         -
             incurred in connection with acquisitions

See accompanying notes to condensed consolidated financial statements.

NOTES TO  CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS
NOVEMBER  28, 1998 AND NOVEMBER 29, 1997
(Unaudited - Dollars in thousands, except per share data)

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

           Although the Company believes that the disclosures provided are adequate to make the information presented not misleading, these unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K/A 2 for the fiscal year ended February 28, 1998.

Note 2.    Fiscal 1999 Acquisitions

           On April 13, 1998, the Company completed its acquisition of Puritan Bennett Aero Systems Co. ("PBASCO") for approximately $69,700 in cash and the assumption of approximately $9,400 of liabilities, including related acquisition costs and certain liabilities arising from the acquisition. PBASCO is the leading manufacturer of commercial aircraft oxygen delivery systems and "WEMAC" air valve components and in addition supplies overhead lights and switches, crew masks and protective breathing devices for both commercial and general aviation aircraft. During the first quarter of fiscal 1999, the Company recorded a charge of $13,000 associated with the PBASCO transaction, for the write-off of in-process research and development and acquisition-related expenses.

           On April 21, 1998, the Company acquired substantially all of the assets of Aircraft Modular Products ("AMP") for approximately $117,300 in cash and the assumption of approximately $9,200 of liabilities, including related acquisition costs and certain liabilities arising from the acquisition. AMP is a leading manufacturer of cabin interior products for general aviation (business jet) and commercial-type VIP aircraft, providing a broad line of products including seating, sidewalls, bulkheads, credenzas, closets, galley structures, lavatories, tables and sofas; along with related spare parts. During the first quarter of fiscal 1999, the Company recorded a charge of approximately $19,255 associated with the AMP transaction, for the write-off of in-process research and development and acquisition-related expenses.

          On August 7, 1998, the Company acquired all of the capital stock of SMR Aerospace, Inc. and its affiliates, SMR Developers LLC and SMR Associates (together "SMR") for an aggregate purchase price of approximately $141,500 cash and the assumption of approximately $25,300 of liabilities, including related acquisition costs and certain liabilities arising from the acquisition. The Company paid for the acquisition of SMR by issuing four million shares (the "SMR Shares") of Company stock (then valued at approximately $30 per share) to the former stockholders of SMR and paying them $2,000 in cash. The Company also paid $22,000 in cash to the employee stock ownership plan of a subsidiary of SMR Aerospace to purchase the minority equity interest in such subsidiary held by the ESOP. The Company agreed to register for sale with the Securities and Exchange Commission the SMR Shares. If the net proceeds from the sale of the shares, which included the $2,000 in cash already paid, was less than $120,000, the Company agreed to pay such difference to the selling stockholders in cash. Because of the market price for the Company's common stock and the Company's payment obligation to the selling stockholders described above, the Company decided to repurchase the SMR Shares with approximately $118,000 of the proceeds from the sale of 9 1/2% Senior Subordinated Notes instead of registering them for sale (the $118,000 payment represents the net proceeds of $120,000 the Company was obligated to pay the selling stockholders, less the $2,000 in cash the Company already paid them).

           SMR is a leader in providing design, integration, installation, and certification services for commercial aircraft passenger cabin interiors. SMR provides a broad range of interior reconfiguration services that allow airlines to change the size of certain classes of service, modify and upgrade the seating, install telecommunications or entertainment options, relocate galleys, lavatories, and overhead bins and install crew rest compartments. SMR is also a supplier of structural design and integration services, including airframe modifications for passenger-to-freighter conversions. In addition, SMR provides a variety of niche products and components that are used for reconfigurations and conversions. SMR's services are performed primarily on an aftermarket basis and its customers include major airlines such as United Airlines, Japan Airlines, British Airways, Air France, Cathay Pacific and Qantas, as well as Boeing, Airborne Express and Federal Express. During the second quarter of fiscal 1999, the Company recorded a charge of approximately $46,900 associated with the SMR transaction, for the write-off of in-process research and development and acquisition-related expenses.

           On September 3, 1998, the Company acquired substantially all of the galley equipment assets and certain property and assumed related liabilities of C F Taylor Interiors Limited and acquired the common stock of C F Taylor (Wales) Limited (collectively "C F Taylor"), both wholly owned subsidiaries of EIS Group PLC, for a total cash purchase price of approximately G.B.P.14,900 (approximately $25,100, based upon the exchange rate in effect on September 3, 1998), subject to adjustments, and the assumption of approximately $17,400 of liabilities, including related acquisition costs and certain liabilities arising from the acquisition. C F Taylor is a manufacturer of galley equipment for both narrow- and wide-body aircraft, including galley structures, crew rests and related spare parts. The Company engaged consultants to assist in the allocation of the purchase price of C F Taylor. Based upon the results of their work, the Company did not allocate any of the purchase price of C F Taylor to in-process research and development.

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

           New product development projects underway at AMP at the date of acquisition included, among others, executive aircraft interior products for the Bombardier Global Express, Boeing Business Jet, Airbus Corporate Jet, Cessna Citation 560XL, Cessna Citation 560 Ultra, Visionaire Vantage and Lear 60, as well as other specific executive aircraft seating products. In-process research and development and acquisition-related expenses associated with AMP were approximately $19,255. The Company has determined that these projects were approximately 25% complete at the date of acquisition, and estimates that the cost to complete these projects will aggregate approximately $4,800, and will be incurred over a two year period.

           New product development projects underway at SMR at the date of acquisition included, among others, pneumatic and electrical deicing systems for the substantial majority of all executive and commuter aircraft types, crew rest modules for selected wide-body aircraft, passenger to freighter and combi to freighter conversion kits for selected wide-body aircraft, hovercraft skirting devices, cargo nets, and smoke barriers. In-process research and development and acquisition-related expenses associated with SMR were approximately $46,900. The Company has determined that these projects were approximately 60% complete at the date of acquisition, and estimates that the cost to complete these projects will aggregate approximately $2,700, and will be incurred over a two year period.

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

                                                           Three Months Ended               Nine Months Ended
                                                      ---------------------------      ----------------------------
                                                      November 28,    November 29,     November 28,     November 29,
                                                             1998             1997            1998            1997

             Net earnings (loss)                       $   16,481      $    9,432       $ (42,889)      $   24,452
             Other comprehensive income:
             Foreign exchange translation adjustment        (606)          (2,852)           (191)             110
                                                       ----------      -----------     -----------      ----------
             Comprehensive income (loss)               $   15,875      $    6,580       $ (43,080)      $   24,562
                                                      ===========      ==========       ==========    ============

Note 4.   Segment Information

           In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 redefines how operating segments are operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating segments. The Company believes the required segment information disclosure under SFAS No. 131 will be more
           comprehensive   than  previously   provided,   including   expanded
           disclosure of income statement and balance sheet items. The Statement is effective for fiscal years beginning after December 15, 1997; however, application is not required for interim periods in the initial year of its application. The Company adopted the Statement effective March 1, 1998.

Note 5.  Long-Term Debt

           Credit Facilities - In August 1998, the Company amended its credit facilities with The Chase Manhattan Bank (the "Bank Credit Facility"). The Bank Credit Facility consists of a $100,000 revolving credit facility (of which $50,000 may be utilized for acquisitions) and an acquisition facility of $86,000. The revolving credit facility expires in August 2004 and the acquisition facility is amortizable over five years beginning in August 1999. The Bank Credit Facility is collateralized by the Company's accounts receivable, inventories and by substantially all of its other personal property. The Bank Credit Facility contains customary affirmative covenants, negative covenants and conditions of borrowing, all of which were met by the Company as of November 28, 1998. At November 28, 1998, indebtedness under the existing Bank Credit Facility consisted of letters of credit aggregating approximately $3,900 and outstanding borrowings under the acquisition facility aggregating $86,000 (bearing interest at LIBOR plus 1.50%, as defined).

           8% Senior Subordinated Notes - In February 1998, the Company sold $250,000 of 8% Senior Subordinated Notes, priced to yield 8.02% (the "8% Notes"). In conjunction with the sale of the 8% Notes, the Company initiated a tender offer for the $125,000 of 9 3/4% Senior Notes due 2003 (the "9 3/4% Notes"). The net proceeds from the offering of approximately $240,419 were used (i) for the tender offer (which expired on February 25, 1998) in which approximately $101,808 of the 9 3/4% Notes were retired, (ii) to call the remaining $23,192 of the 9 3/4% Notes on March 16, 1998 and (iii) together with the proceeds from the Bank Credit Facility, to fund the acquisitions of PBASCO and AMP.

           9 1/2% Senior Subordinated Notes - In November 1998, the Company sold $200,000 of 9 1/2% Senior Subordinated Notes due 2008 (the "9 1/2% Notes"). The net proceeds from the sale of the 9 1/2% Notes were approximately $193,700, of which approximately $118,000 were used to fulfill the Company's obligations associated with the SMR acquisition; the remaining proceeds were used to repay approximately $75,000 of outstanding borrowings under the Company's Bank Credit Facility.

           The 9 1/2% Notes are unsecured senior subordinated obligations and are subordinated to all senior indebtedness of the Company and mature on November 1, 2008. Interest on the 9 1/2% Notes is payable semiannually in arrears May 1 and November 1 of each year. The 9 1/2% Notes are redeemable at the option of the Company, in whole or in part, at any time after November 1, 2003 at predetermined redemption prices together with accrued and unpaid interest through the date of redemption. Upon a change of control (as defined), each holder of the 9 1/2% Notes may require the Company to repurchase such holder's 9 1/2% Notes at 101% of the principal amount thereof, plus accrued and unpaid interest to the date of such purchase. The 9 1/2% Notes contain certain restrictive covenants, all of which were met by the Company as of November 28, 1998, including limitations on future indebtedness, restricted payments, transactions with affiliates, liens, dividends, mergers and transfers of assets.

Note 6.  Earnings (Loss) Per Share

         The following table sets forth the computation of basic and diluted earnings (loss) per share for the three months and nine months ended November 28, 1998 and November 29, 1997.


                                                           Three Months Ended            Nine Months Ended
                                                      --------------------------   -----------------------------

                                                     November 28,   November 29,   November 28,    November 29,
                                                            1998            1997           1998            1997
                                                            ----

        Numerator - Net earnings (loss)              $    16,481        $  9,432      $ (42,889)       $ 24,452
                                                     ===========        ========       =========       ========
        Denominator:
        Denominator for basic earnings (loss) per
        share -
           Weighted average shares                        27,195          22,760         24,946          22,316
        Effect of dilutive securities -
           Employee stock options                            571           1,048              -           1,223
                                                     -----------     ----------      ----------      ----------
        Denominator for diluted earnings (loss)
        per share -
           Adjusted weighted average shares               27,766         23,808          24,946          23,539
                                                     ===========      ==========     ===========      =========
        Basic earnings (loss) per share              $       .61      $      .41     $    (1.72)      $    1.10
                                                     ===========      ==========     ===========      ==========
        Diluted earnings (loss) per share            $       .59      $      .40     $    (1.72)      $    1.04
                                                     ===========      ==========     ===========      ==========


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         (Dollars in thousands, except per share data)

       The following discussion and analysis addresses the results of the Company's operations for the three months ended November 28, 1998, as compared to the Company's results of operations for the three months ended November 29, 1997. The discussion and analysis then addresses the results of the Company's operations for the nine months ended November 28, 1998, as compared to the Company's results of operations for the nine months ended November 29, 1997. The discussion and analysis then addresses the liquidity and financial condition of the Company and other matters. The Company recently consulted with the SEC staff regarding the allocation of purchase price of its fiscal 1999 acquisitions to in-process research and development and the write-off of such amounts. On the basis of these discussions, the Company restated its financial statements for the three months ended May 30, 1998 to reduce the amount of the in-process research and development charge by $66,000 resulting from the acquisitions of PBASCO and AMP during April 1998. Similarly, the Company restated its financial statements for the six months ended August 29, 1998 to reduce the amount of the in-process research and development charge by $90,000 resulting from the acquisitions of PBASCO and AMP during April 1998 and SMR in August 1998. This change had no impact on cash operating profits.

       On April 13, 1998, the Company completed its acquisition of Puritan Bennett Aero Systems Co. ("PBASCO") for approximately $69,700 in cash and the assumption of approximately $9,400 of liabilities, including related acquisition costs and certain liabilities arising from the acquisition. PBASCO is the leading manufacturer of commercial aircraft oxygen delivery systems and "WEMAC" air valve components and in addition supplies overhead lights and switches, crew masks and protective breathing devices for both commercial and general aviation aircraft.

       On April 21, 1998, the Company acquired substantially all of the assets of Aircraft Modular Products ("AMP") for approximately $117,300 in cash and the assumption of approximately $9,200 of liabilities, including related acquisition costs and certain liabilities arising from the acquisition. AMP is a leading manufacturer of cabin interior products for general aviation (business jet) and commercial - type VIP aircraft, providing a broad line of products including seating, sidewalls, bulkheads, credenzas, closets, galley structures, lavatories, tables and sofas; along with related spare parts.

       On August 7, 1998, the Company acquired all of the capital stock of SMR Aerospace, Inc. and its affiliates, SMR Developers LLC and SMR Associates (together "SMR") for an aggregate purchase price of approximately $141,500 cash and the assumption of approximately $25,300 of liabilities, including related acquisition costs and certain liabilities arising from the acquisition. SMR is a leader in providing design, integration, installation and certification services for commercial aircraft passenger cabin interiors. SMR provides a broad range of interior reconfiguration services that allow airlines to change the size of certain classes of service, modify and upgrade the seating, install telecommunications or entertainment options, relocate galleys, lavatories, and overhead bins and install crew rest compartments. SMR is also a supplier of structural design and integration services, including airframe modifications for passenger-to-freighter conversions. In addition, SMR provides a variety of niche products and components that are used for reconfigurations and conversions. SMR's services are performed primarily on an aftermarket basis and its customers include major airlines such as United Airlines, Japan Airlines, British Airways, Air France, Cathay Pacific and Qantas, as well as Boeing, Airborne Express and Federal Express.

       On September 3, 1998, the Company acquired substantially all of the galley equipment assets and certain property and assumed related liabilities of C F Taylor Interiors Limited and acquired the common stock of C F Taylor (Wales) Limited, both wholly owned subsidiaries of EIS Group PLC, for a total cash purchase price of approximately G.B.P. 14,900 (approximately $25,100, based upon the exchange rate in effect on September 3, 1998), subject to adjustments, and the assumption of approximately $17,400 of liabilities, including related acquisition costs and certain liabilities arising from the acquisition. C F Taylor is a manufacturer of galley equipment for both narrow- and wide- body aircraft, including galley structures, crew rests and related spare parts. The Company engaged consultants to assist in the allocation of the purchase price of C F Taylor. Based upon the results of their work, the Company did not allocate any of the purchase price of C F Taylor to in-process research and development.

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

       New product development projects underway at AMP at the date of acquisition included, among others, executive aircraft interior products for the Bombardier Global Express, Boeing Business Jet, Airbus Corporate Jet, Cessna Citation 560XL, Cessna Citation 560 Ultra, Visionaire Vantage and Lear 60, as well as other specific executive aircraft seating products. In-process research and development and acquisition-related expenses associated with AMP were approximately $19,250. The Company has determined that these projects were approximately 25% complete at the date of acquisition, and estimates that the cost to complete these projects will aggregate approximately $4,800, and will be incurred over a two year period.

       New product development projects underway at SMR at the date of acquisition included, among others, pneumatic and electrical deicing systems for the substantial majority of all executive and commuter aircraft types, crew rest modules for selected wide-body aircraft, passenger to freighter and combi to freighter conversion kits for selected wide-body aircraft, hovercraft skirting devices, cargo nets, and smoke barriers. In-process research and development and acquisition-related expenses associated with SMR were approximately $46,900. The Company has determined that these projects were approximately 60% complete at the date of acquisition, and estimates that the cost to complete these projects will aggregate approximately $2,700, and will be incurred over a two year period.

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

       The acquisition of PBASCO, AMP, SMR and C F Taylor are collectively referred to as the "Acquisitions." The Acquisitions have been accounted for using purchase accounting.

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

       THREE MONTHS ENDED NOVEMBER 28, 1998, AS COMPARED TO THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED NOVEMBER 29, 1997

       Net sales for the fiscal 1999 three-month period were $195,751, or $66,753 (52%) greater than sales of $128,998 for the comparable period in the prior year. The Company's Seating Products and Interior Products Groups, which together accounted for 54% of revenues in the current quarter, realized a 14% (or $13,156) increase in revenues year over year, exclusive of revenues attributable to the Acquisitions. Revenues from the In-Flight Entertainment Group were approximately $7,700 lower than the prior year, primarily due to unusually high shipments in the prior year. The Acquisitions accounted for $60,199 of the revenue increase during the current quarter.

       Gross profit was $75,610 (38.6% of sales) for the three months ended November 28, 1998. This was $28,960, or 62%, greater than the comparable period in the prior year of $46,650, which represented 36.2% of sales. The primary reasons for the improvement in gross margins include: (i) shift in product mix toward higher margin products, (ii) higher unit volumes and (iii) a company-wide re-engineering program which has resulted in higher employee productivity and better manufacturing efficiency.

       Selling, general and administrative expenses were $21,674 (11.1% of sales) for the three months ended November 28, 1998. This was $6,592, or 44%, greater than the comparable period in the prior year of $15,082 (11.7% of sales). The increase in selling, general and administrative expenses was primarily due to inclusion of the relevant expenses from the Acquisitions along with increases associated with internal growth.

       Research, development and engineering expenses were $16,085 (8.2% of sales) for the three months ended November 28, 1998, an increase of $3,647 over the comparable period in the prior year of $12,438 (9.6% of sales). The increase in research, development and engineering expense in the current period is primarily attributable to the inclusion of expenses from the Acquisitions along with on-going new product development activities.

       Amortization expense for the quarter ended November 28, 1998 of $6,624, was $3,958 greater than the amount recorded in the second quarter of fiscal 1998 due to the Acquisitions.

       The Company generated operating earnings of $31,227, as compared to operating earnings of $16,464 during the comparable period in the prior year.

       Interest expense, net was $11,370 for the three months ended November 28, 1998, or $6,002 greater than interest expense of $5,368 for the comparable period in the prior year. The increase in interest expense is due to the increase in the Company's long-term debt.

       Earnings before income taxes in the current quarter were $19,857, as compared to earnings before incomes taxes of $11,096 in the prior year's comparable period. Income tax expense for the quarter ended November 28, 1998 was $3,376, as compared to $1,664 in the prior year's comparable period.

       The net earnings for the quarter ended November 28, 1998 were $16,481, or $.59 per share (diluted), as compared to net earnings of $9,432, or $.40 per share (diluted), for the comparable period in the prior year.

       NINE MONTHS ENDED NOVEMBER 28, 1998, AS COMPARED TO THE RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED NOVEMBER 29, 1997

       Net sales for the fiscal 1999 nine-month period were $492,094, an increase of $129,407, or 36% over the comparable period in the prior year. Internal growth during the nine-month period was low due to uneven airline scheduling requirements. The Company's Seating Products and Interior Systems Groups, which together generated approximately 58% of total revenues during the current nine month period, realized an 8% ($20,310) increase in revenues, exclusive of revenues attributable to the Acquisitions. The Acquisitions accounted for $108,065 of the increase in revenues during this period.

       Gross profit was $187,090 (38.0% of sales) for the nine months ended November 28, 1998. This was $55,228, or 42%, greater than the comparable period in the prior year of $131,862, which represented 36.4% of sales. The primary reasons for the improvement in gross margins include: (i) shift in product mix toward higher margin products, (ii) higher unit volumes and (iii) a company-wide re-engineering program which has resulted in higher employee productivity and better manufacturing efficiency.

       Selling, general and administrative expenses were $58,715 (11.9% of sales) for the nine months ended November 28, 1998. This was $15,698, or 36%, greater than the comparable period in the prior year of $43,017 (11.9% of sales). The increase in selling, general and administrative expenses was primarily due to inclusion of the relevant expenses of the acquired companies along with increases associated with internal growth.

       Research, development and engineering expenses were $40,827 (8.3% of sales) for the nine months ended November 29, 1998, an increase of $5,839 over the comparable period in the prior year. The increase in research, development and engineering expense in the current period is primarily attributable to on-going new product development activities.

       Amortization expense for the nine months ended November 28, 1998 of $16,038 was $7,843 greater than the amount recorded in the comparable period in the prior year.

       Based on management's assumptions, a portion of the Acquisitions' purchase price was allocated to purchased research and development that had not reached technological feasibility and had no future alternative use. During the first nine months of fiscal 1999, the Company recorded a charge of $79,155 for the write-off of the acquired in-process research and development and acquisition-related expenses. Management estimates that the research and development cost to complete the in-process research and development related to projects underway at PBASCO, AMP and SMR will aggregate approximately $19,300, which will be incurred over a four year period.

       Due, in part, to the acquisition-related charges of $79,155 during the nine months ended November 28, 1998, the Company incurred an operating loss of $(7,645), as compared to operating earnings of $45,662 in the prior year. Operating earnings excluding the acquisition-related charges were $71,510.

       Interest expense, net was $27,816 for the nine months ended November 28, 1998, or $10,917 greater than interest expense of $16,899 for the comparable period in the prior year and is due to the increase in the Company's long-term debt.

       The loss before income taxes in the current quarter was $(35,461), (which includes in-process research and development and acquisition-related expenses of $79,155) as compared to earnings before income taxes of $28,763 in the prior year's comparable period. Earnings before income taxes excluding the acquisition-related charges were $43,694. Income tax expense for the nine months ended November 28, 1998 was $7,428, as compared to $4,311 in the prior year's comparable period.

       The net loss for the nine months ended November 28, 1998 was $(42,889), or $(1.72) per share (diluted), as compared to net earnings of $24,452, or $1.04 per share (diluted), for the comparable period in the prior year.

       LIQUIDITY AND CAPITAL RESOURCES

       The Company's liquidity requirements consist of working capital needs, ongoing capital expenditures and scheduled payments of interest and principal on its indebtedness. B/E's primary requirements for working capital have been directly related to increased accounts receivable and inventory levels as a result of both acquisitions and revenue growth. B/E's working capital was $225,734 as of November 28, 1998, as compared to $262,504 as of February 28,1998.

       At November 28, 1998, the Company's cash and cash equivalents were $34,548, as compared to $164,685 at February 28, 1998. Cash provided from operating activities was $7,348 for the nine months ended November 28, 1998. The primary source of cash during the nine months ended November 28, 1998 was the net loss of $(42,889) offset by non-cash charges for in-process research and development, depreciation, amortization and acquisition-related expenses of $108,433, increases in accounts payable of $14,981, offset by a use of cash of $57,511 related to increases in inventories, $10,680 related to a decrease in accrued and other liabilities, and an $8,815 increase in accounts receivable. The primary use of cash during the nine month period was $351,647 for the Acquisitions.

       The Company's capital expenditures were $27,786 and $21,099 during the nine months ended November 28, 1998 and November 29, 1997, respectively. The increase in capital expenditures was primarily attributable to (i) the development of a new management information system to replace the Company's existing systems, many of which were inherited in acquisitions, and (ii) expenditures for plant modernization. The Company anticipates on-going annual capital expenditures of approximately $35,000 for the next several years to be in line with the expanded growth in business and the recent acquisitions.

       In August 1998, the Company amended its credit facilities with The Chase Manhattan Bank. The Bank Credit Facility consists of a $100,000 revolving credit facility (of which $50,000 may be utilized for acquisitions) and an acquisition facility of $86,000. The revolving credit facility expires in August 2004 and the acquisition facility is amortizable over five years beginning in August 1999. Current maturities associated with the Bank Credit Facility aggregate approximately $5,700. The Bank Credit Facility is collateralized by the Company's accounts receivable, inventories and by substantially all of its other personal property. The Bank Credit Facility contains customary affirmative covenants, negative covenants and conditions of borrowing, all of which were met by the Company as of November 28, 1998. At November 28, 1998, indebtedness under the existing Bank Credit Facility consisted of letters of credit aggregating approximately $3,900 and outstanding borrowings under the acquisition facility aggregating $86,000 (bearing interest at LIBOR plus 1.50%, as defined).

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

       In November 1998, the Company sold $200,000 of 9 1/2% Senior Subordinated Notes due 2008 (the "9 1/2% Notes"). The net proceeds from the sale of the 9 1/2% Notes were approximately $193,700, of which approximately $118,000 were used to fulfill the Company's obligations associated with the SMR acquisition; the remaining proceeds were used to repay approximately $75,000 of outstanding borrowings under the Company's Bank Credit Facility.

       The 9 1/2% Notes are unsecured senior subordinated obligations and are subordinated to all senior indebtedness of the Company and mature on November 1, 2008. Interest on the 9 1/2% Notes is payable semiannually in arrears May 1 and November 1 of each year. The 9 1/2% Notes are redeemable at the option of the Company, in whole or in part, at any time after November 1, 2003 at predetermined redemption prices together with accrued and unpaid interest through the date of redemption. Upon a change of control (as defined), each holder of the 9 1/2% Notes may require the Company to repurchase such holder's 9 1/2% Notes at 101% of the principal amount thereof, plus accrued and unpaid interest to the date of such purchase. The 9 1/2% Notes contain certain restrictive covenants, all of which were met by the Company as of November 28, 1998, including limitations on future indebtedness, restricted payments, transactions with affiliates, liens, dividends, mergers and transfers of assets.

       Long-term debt consists of the Bank Credit Facility, 9 7/8% Senior Subordinated Notes ("9 7/8% Notes"), 8% Notes and 9 1/2% Notes. The 9 7/8% Notes and 8% Notes mature on February 1, 2006 and March 1, 2008, respectively.

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

       Assessment Phase - The Company has identified substantially all of its major hardware and software platforms in use as well as the relevant non-system areas described above. The Company has determined its systems requirements on a Company-wide basis and has begun the implementation of an enterprise resource planning ("ERP") system, which is intended to be a single system database onto which all the Company's individual systems will be migrated. In relation thereto, the Company has signed contracts with substantially all of its significant hardware, software and other equipment vendors and third party network service providers related to Year 2000 compliance.

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

       Costs Related to the Year 2000 Issue - Through November 28, 1998, the Company has incurred approximately $19,000 in costs related to the implementation of the ERP system. The Company currently estimates that total ERP implementation will cost approximately $30,000 and a portion of the costs have and will be capitalized to the extent permitted under generally accepted accounting principles. The Company expects that it will incur approximately $8,000 related to this program during calendar 1998 and an additional $7,000 during calendar 1999.

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

       Dependence upon Conditions in the Airline Industry

       The Company's principal customers are the world's commercial airlines. As a result, the Company's business is directly dependent upon the conditions in the highly cyclical and competitive commercial airline industry. In the late 1980s and early 1990s, the world airline industry suffered a severe downturn, which resulted in record losses and several air carriers seeking protection under bankruptcy laws. As a consequence, during such period, airlines sought to conserve cash by reducing or deferring scheduled cabin interior refurbishment and upgrade programs and by delaying purchases of new aircraft. This led to a significant contraction in the commercial aircraft cabin interior products industry and a decline in our business and profitability. Since early 1994, the airlines have experienced a turnaround in operating results, leading the domestic airline industry to record operating earnings during calendar years 1995 through 1997. This financial turnaround has, in part, been driven by record load factors, rising fare prices and declining fuel costs. The airlines have substantially improved their balance sheets through cash generated from operations and the sale of debt and equity securities. As a result the levels of airline spending on refurbishment and new aircraft purchases have expanded. However, due to the volatility of the airline industry and the current general economic and financial turbulence, the current profitability of the airline industry may not continue and the airlines may not be able to maintain or increase expenditures on cabin interior products for refurbishments or new aircraft.

       In addition, the airline industry is undergoing a process of consolidation and significantly increased competition. Such consolidation could result in a reduction of future aircraft orders as overlapping routes are eliminated and airlines seek greater economies through higher aircraft utilization.

       Increased airline competition may also result in airlines seeking to reduce costs by promoting greater price competition from airline cabin interior products manufacturers, thereby adversely affecting our revenues and margins.

       Recently, turbulence in the financial and currency markets of many Asian countries has led to uncertainty as to the economic outlook for these countries. As of November 28, 1998, the Company's backlog was approximately $725,000. Approximately $27,300 of backlog related to Asian carriers is deliverable in fiscal 1999 and a further approximate $118,200 is deliverable in subsequent fiscal years. Of such Asian carrier backlog, approximately $52,200 was with Japan Airlines, Singapore Airlines and Cathay Pacific. Although not all carriers have been affected by the current economic events in the Pacific Rim, certain carriers, including non-Asian carriers that have substantial Asian routes, could cancel or defer their existing orders and future orders from airlines in these countries may be adversely affected. In addition, Boeing has recently announced that in light of the continued severe economic conditions in Asia, it will be substantially scaling back production of a number of aircraft types, including particularly wide-body aircraft which require proportionately more of the Company's products.

       This report includes forward-looking statements that involve risks and uncertainties. The Company's actual experience may differ materially from that anticipated in such statements. Factors that might cause such a difference include, but are not limited to, those discussed in "Risk Factors" contained in Exhibit 99.1 of the Company's Annual Report on Form 10-K/A for the fiscal year ended February 28, 1998, and in the Company's Form S-3 dated December 24, 1998, Forms S-3/A dated September 28, 1998, September 30, 1998 and December 21, 1998 and Form S-4 dated January 8, 1999, and Form S-4/A dated January 7, 1999, as well as future events that have the effect of reducing the Company's available cash balances, such as unexpected operating losses, delays in the integration of the Company's acquired businesses, conditions in the airline industry, delivery of the Company's MDDS interactive video system, delays in the implementation of the Company's Year 2000 readiness program, customer delivery requirements, new or expected refurbishments or cash expenditures related to possible future acquisitions.

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

Item 3.  Defaults Upon Senior Securities                         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders     Not applicable.

Item 5.  Other Information                                       None.

Item 6.  Exhibits and Reports on Form 8-K

a.       Exhibits

1.       Exhibit 27.  Financial Data Schedule for the nine months ended
                      November 28, 1998

b.       Reports on Form 8-K

         1.   November 18, 1998                             Stock Rights Plan

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           BE AEROSPACE, INC.


Date:  January 11, 1998                   By: /s/ Robert J. Khoury
                                          ----------------------------
                                             Vice Chairman and
                                             Chief Executive Officer



Date:  January 11, 1998                   By: /s/ Thomas P. McCaffrey
                                          -----------------------------
                                          Corporate Senior Vice President of
                                          Administration and Chief
                                          Financial Officer