Form 10-K
period 1999-02-27
BE AEROSPACE INC
filed 1999-05-28
CIK 861361

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

           [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended February 27, 1999

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

                          Common Stock, $.01 Par Value
                                (Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes[X] No[ ].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

The  aggregate  market  value  of  the  registrant's   voting  stock  held  by
non-affiliates was approximately $433,552,038 on May 27, 1999 based on the closing sales price of the registrant's Common Stock as reported on the Nasdaq National Market as of such date.

The number of shares of the registrant's Common Stock, $.01 par value, outstanding as of May 27, 1999 was 24,662,692 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the registrant's Proxy Statement to be filed with the Commission in connection with the 1999 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.


                                                  INDEX

                                                 PART I
ITEM 1.         Business..........................................................................................3

ITEM 2.         Properties.......................................................................................17

ITEM 3.         Legal Proceedings................................................................................19

ITEM 4.         Submission of Matters to a Vote of Security Holders..............................................19

                Executive Officers of the Registrant.............................................................20

                                                PART II

ITEM 5.         Market for the Registrant's Common Equity and Related Stockholder
                Matters..........................................................................................24

ITEM 6.         Selected Financial Data..........................................................................25

ITEM 7.         Management's Discussion and Analysis of Financial Condition and
                Results of Operations............................................................................27

ITEM 7a.        Quantitative and Qualitative Disclosures about Market Risk.......................................35

ITEM 8.         Consolidated Financial Statements and Supplementary Data.........................................36

ITEM 9.         Changes in and Disagreements with Accountants on Accounting and
                Financial Disclosure.............................................................................36

                                                PART III

ITEM 10.        Directors and Executive Officers of the Registrant...............................................37

ITEM 11.        Executive Compensation...........................................................................37

ITEM 12.        Security Ownership of Certain Beneficial Owners and Management...................................37

ITEM 13.        Certain Relationships and Related Transactions...................................................37

                                               PART IV

ITEM 14.        Exhibits, Financial Statement Schedules, and Reports on Form 8-K.................................38

                Index to Consolidated Financial Statements and Schedule.........................................F-1


                                     PART I

       This Item 1 "Business" includes forward-looking statements which involve risks and uncertainties. Our actual experience may differ materially from that anticipated in such statements. Factors that might cause such a difference include, but are not limited to, those discussed in "Risk Factors" contained in Exhibit 99 hereto, as well as future events that may have the effect of reducing our available operating income and available cash balances, such as unexpected operating losses or delays in the integration of our acquired businesses, conditions in the airline industry, customer delivery requirements, new or expected refurbishments, cash expenditures related to possible future acquisitions, delays in the implementation of our integrated management information system, labor disputes involving us, our significant customers or airframe manufacturers, delays or inefficiencies in the introduction of new products or fluctuations in currency exchange rates.

ITEM 1.  BUSINESS

INTRODUCTION

                                  The Company

            Our company is the world's largest manufacturer of commercial and general aviation aircraft cabin interior products. We serve virtually all major airlines and a wide variety of general aviation customers and airframe manufacturers. Our management believes that our company has achieved leading global market positions and significant market shares in each of its major product categories, which include:

          commercial aircraft seats, including an extensive line of first class, business class, tourist class and commuter aircraft seats, with a worldwide market share of 50%;

          a full line of food and beverage preparation and storage equipment, including coffee makers, water boilers, beverage containers, refrigerators, freezers, chillers and ovens, with worldwide market shares in excess of 50%;

          both chemical and gaseous oxygen delivery systems, with a worldwide market share of 50%; and

          general aviation interior products, including an extensive line of executive aircraft seats, indirect overhead lighting systems and air valves, with worldwide market shares in excess of 50%

     In addition, we have an engineering and structural group through which we offer our customers in-house capabilities to design, project manage, integrate, install, test and certify reconfigurations and modifications to commercial aircraft passenger cabin interiors and to manufacture related products, including engineering kits and interface components as well as aircraft interior structures, such as galleys and crew rests. We also provide upgrade, maintenance and repair services for our airline customers around the world.

     Our company has substantially expanded the size, scope and nature of its business as a result of a number of acquisitions. Since 1989, we have completed 15 acquisitions, including four major acquisitions in fiscal 1999, for an aggregate purchase price of approximately $680 million in order to position our company as the preferred global supplier to our customers.

     During the period from 1989 to 1996, our company acquired nine commercial aircraft cabin interior products manufacturers for approximately $290 million. Through these acquisitions we built worldwide market leadership positions and our company became the number one manufacturer for a great number of product offerings. At the same time, we rationalized our businesses and began re-engineering operations We integrated the acquisitions by eliminating 11 operating facilities and consolidating personnel at the acquired businesses, resulting in headcount reductions of approximately 1,300 employees through January 1998. The impact of these efforts is evidenced by the improvement in our gross margin (before special costs and charges). During the five-year and three-year periods ended February 27, 1999, our gross margin expanded by 550 basis points (i.e., 5.5%) and 360 basis points, respectively, ending at 38% for fiscal 1999. Similarly, we have expanded our operating margin (before special costs and charges) from 10.3% in fiscal 1997 to 14.8% in fiscal 1999.

     During fiscal 1999 we completed four major acquisitions for approximately $354 million. Through these acquisitions we have extended our product offerings into oxygen systems and we have entered three new markets. These markets are the structural reconfiguration of passenger cabins, the conversion of passenger aircraft to freighters and the business jet cabin interiors market.

     The largest of the acquisitions that we completed in fiscal 1999 was the acquisition of SMR Aerospace, Inc. and its affiliates ("SMR") for a total aggregate purchase price of approximately $141.5 million. SMR is a leader in providing design, integration, installation and certification services associated with the reconfiguration of commercial aircraft passenger cabin interiors. We believe that the acquisition of SMR complements our cabin interior product manufacturing capabilities. In addition, our management believes this acquisition positions our company as the only company in the industry able to offer its customers a complete range of products and services required for major cabin interior reconfigurations and modifications. This range extends from the conceptualization and engineering design of new cabin interiors, to the manufacture and supply of cabin interior products, through the management of the integration, final installation and certification processes. We believe that the acquisitions we completed in fiscal 1999 will afford us the same rationalization opportunities as the pre-1996 acquisitions wherein we were able to reduce costs, principally by integrating manufacturing facilities, or to leverage our established customer relationships by selling more products through our integrated sales force, or both.

     During the fourth quarter of fiscal 1999 our company began to implement a restructuring plan designed to lower our cost structure and improve our long-term competitive position. This plan includes eliminating seven principal facilities, reducing the total number from 21 to 14, reducing our employment base by approximately 8% and rationalizing our product offerings. We recognized a charge in the fourth quarter of fiscal 1999 of $87.8 million to provide for the entire amount of the restructuring, along with costs associated with new product introductions, all of which was charged to cost of sales (See Management's Discussion and Analysis of Financial Condition and Results of Operations).

     The worldwide reduction in facilities, personnel and product offerings will aid our company in several ways. It will strengthen the global business management focus on our core product categories, achieve a more effective leveraging of our resources and improve our ability to rapidly react to changing business conditions. The rationalization of our company's product offerings, which was brought about as a result of the 1999 Acquisitions, and the large number of new product introductions during the past year is expected to provide our company with ongoing benefits of a generally lower cost structure.

     As of February 27, 1999, our backlog was approximately $640 million, compared with a backlog of $450 million on February 28, 1998 and $330 million on February 22, 1997, each of which was computed to exclude backlog from our In-Flight Entertainment business, in which we sold a 51% interest in February 1999 (the "IFE Sale") (See Management's Discussion and Analysis of Financial Condition and Results of Operations). Of our backlog at February 27, 1999, approximately 67% is deliverable by the end of fiscal 2000; 56% of our total backlog is with North American carriers, approximately 26% is with European carriers and approximately 14%, or $90 million, is with Asian carriers. Of such Asian carrier backlog, $48 million is deliverable in fiscal 2000. Approximately $50 million of the total Asian carrier backlog was with Japan Airlines, Singapore Airlines and Cathay Pacific, three of the largest Asian airlines.

     In fiscal 1999, approximately 90% of our total revenues were derived from the airlines. Approximately 56% of our revenues for fiscal 1999 were from refurbishment and upgrade orders.

     During the year ended February 27, 1999, our company had revenues of $701 million and operating earnings of $104 million, (before transaction gain and acquisition-related expenses, restructuring charges and new product introduction costs -- See Management's Discussion and Analysis of Financial Condition and Results of Operations), an increase of 44% in revenues and 64% in operating earnings computed on a similar basis for the year ended February 28, 1998.

     In the late 1980s and early 1990s, the airline industry suffered a significant downturn, which resulted in a deferral of cabin interior upgrade, refurbishment and maintenance expenditures. Since early 1994, the airlines have experienced a turnaround in operating results, leading the domestic airline industry to record operating earnings during calendar years 1995 through 1998. Deterioration of cabin interior product functionality and aesthetics occurred within the commercial airline fleets during the industry downturn because of maintenance deferrals. Since the turnaround began, the airlines have experienced greater utilization resulting from higher load factors, which has encouraged airlines to increase spending on refurbishments and upgrades. We believe our company is well positioned to benefit over the next several years from the airlines' improved financial condition and liquidity and the need to refurbish, retrofit and upgrade cabin interiors. A significant portion of our recent growth in backlog, revenues and operating earnings has been from refurbishment, retrofit and upgrade programs. In fact, 56% of our business in fiscal 1999 was generated from these aftermarket activities.

INDUSTRY OVERVIEW

     The commercial and business jet aircraft cabin interior products industries encompass a broad range of products and services, including not only aircraft seating products, passenger entertainment and service systems, food and beverage preparation and storage systems, and oxygen delivery systems, but also lavatories, lighting systems, evacuation equipment, overhead bins, as well as a wide variety of engineering design, integration, installation and certification services and maintenance, upgrade and repair services. We estimate that the industry had annual sales in excess of $ 2.4 billion during fiscal 1999.

     Historically, revenues in the airline cabin interior products industry have been derived from five sources: (1) retrofit programs in which airlines purchase new interior furnishings to overhaul completely the interiors of aircraft already in service, (2) refurbishment programs in which airlines purchase components and services to improve the appearance and functionality of certain cabin interior equipment, (3) new installation programs in which airlines purchase new equipment to outfit a newly delivered aircraft, (4) spare parts and (5) equipment to upgrade the functionality or appearance of the aircraft interior. The retrofit and refurbishment cycles for commercial aircraft cabin interior products differ by product category. Aircraft seating typically has a refurbishment cycle of one to two years and a retrofit cycle of seven to eight years, although during the last industry downturn, these periods tended to be extended. See "Recent Industry Conditions." Interior systems and products are periodically upgraded or repaired, and require a continual flow of spare parts, but may be retrofitted only once or twice during the life of the aircraft.

       The various product and service categories in which our company currently participates include*:

       SEATING PRODUCTS. This is the largest single product category in the industry and includes first class, business class, tourist class and commuter seats. We estimate that the aggregate size of the worldwide aircraft seat market (including spare parts) during fiscal 1999 was in
       excess  of  $710  million.   Approximately  ten  companies   worldwide,
       including our company, supply aircraft seats, although our company (which has a market share of approximately 50%) and two other competitors share approximately 90% of the market (based on installed base as of February 27, 1999).

       INTERIOR SYSTEMS PRODUCTS. This product category includes interior systems for both narrow-body and wide-body commercial aircraft and business jet/VIP aircraft, including a wide selection of coffee and beverage makers, water boilers, ovens, liquid containers, air chillers, wine coolers and other refrigeration equipment, oxygen delivery systems, air valves, lighting and switches, and other interior systems and components. We believe our company is the only manufacturer with a complete line of interior systems products and the only supplier with the capability to fully integrate overhead passenger service units with either chemical or gaseous oxygen equipment.

       BUSINESS JET AND VIP PRODUCTS. We entered this line of business with our acquisition of Aircraft Modular Products, Inc. ("AMP") in April 1998. By combining AMP's substantial presence in the general aviation and VIP aircraft cabin interior products industry with that of Puritan-Bennett Aero Systems Co. ("PBASCO") and Aerospace Lighting Corporation ("ALC"), our company has become the industry's leading manufacturer with a broad product line, including a complete line of executive aircraft seating products, lighting, air valves and oxygen delivery systems as well as sidewalls, bulkheads, credenzas, closets, galley structures, lavatories, tables and sofas. Our company has the capability to provide complete interior packages, including all design services, all interior components and program management services for executive aircraft interiors. Our company is the preferred supplier of seating products and fluorescent lighting systems for essentially every business jet airframe manufacturer.

       FLIGHT STRUCTURES AND INTEGRATION. We entered the engineering design, integration, installation and certification services market through the acquisition of SMR in August 1998. Historically, the airlines have relied on in-house engineering resources or consultants to provide engineering design and integration services. As cabin interior configurations have become increasingly sophisticated and the airline industry increasingly differentiated, the airlines have begun to outsource such services in order to increase speed to market and to improve productivity and reduce costs. Through the recent acquisition of SMR, our company now provides design, integration, installation and certification services for commercial aircraft passenger cabin interiors, offering its customers a broad range of capabilities including design, project management, integration, test and certification of reconfigurations for commercial aircraft passenger cabin interiors. We also provide engineering and structural components for the conversion of passenger aircraft to freighters, as well as the manufacture of other structural components such as crew rest compartments and galleys.

       Services.   Through  our  Services  Group,  we  also  provide  upgrade, maintenance and repair services for the products that we manufacture as well as for those supplied by other manufacturers.

     * Exclusive of our company's In-Flight Entertainment ("IFE") business in which we sold a 51% interest during fiscal 1999 (See Management's Discussion and Analysis of Financial Condition and Results of Operations).

       Through February 25, 1999, our company operated primarily in the (1) Aircraft Cabin Interior Products and Services and (2) In-Flight Entertainment segments of the commercial airline and general aviation industry. Following the sale of our controlling interest in the IFE business, we operated in the Aircraft Cabin Interior Products and Services segment. Revenues for similar classes of products or services within these business segments for the fiscal years ended February 1999, 1998 and 1997 are presented below (dollars in millions):



                                                                               Fiscal Year Ended
                                                          ------------------------------------------------------------
                                                             Feb. 27, 1999         Feb. 28, 1998        Feb. 22, 1997
                                                             -------------         -------------        -------------
          Seating products                                           $ 296                 $ 252                $ 217
          Interior systems products                                    138                    93                   71
          Flight structures and integration services                    65                    33                   30
          Business jet and VIP products                                 86                     -                    -
          Services                                                      37                    29                   42
          In-flight entertainment products                              79                    81                   52
                                                          =================    ==================    =================
          Total Revenues                                             $ 701                 $ 488                $ 412
                                                          =================    ==================    =================

RECENT INDUSTRY CONDITIONS

     Our principal customers are the world's commercial airlines. The airlines, particularly the U.S. carriers, incurred record losses during the three-year period ended December 31, 1993. The losses incurred during the downturn seriously impaired airline balance sheets and negatively influenced airline purchasing decisions with respect to both new aircraft and refurbishment programs. The domestic airlines, in large part, returned to profitable operations during calendar year 1994, and achieved record operating earnings during calendar years 1995 through 1998. During this period, the domestic airlines substantially restored their balance sheets through cash generated from operations and debt and equity placements. This dramatic improvement in the airlines' balance sheets and liquidity has, in turn, led to an increase in refurbishment and retrofit programs which, coupled with spares revenues, generated approximately 56% of our revenues in fiscal 1999. Further, during calendar 1993 through 1998, the aircraft manufacturers continued to experience a significant increase in new aircraft deliveries. Among those factors expected to affect the cabin interior products industry are the following:

       LARGE EXISTING INSTALLED BASE. According to the Current Market Outlook published by the Boeing Commercial Airplane Group in 1998 (the "Boeing Report"), the world commercial passenger aircraft fleet consisted of 10,845 aircraft as of the end of 1997, including 3,102 aircraft with fewer than 120 seats, 4,824 aircraft with between 120 and 240 seats and 2,919 aircraft with more than 240 seats. Further, based on industry sources, we estimate that there are currently over 10,000 general aviation aircraft currently in service. Based on such fleet numbers, we estimate that the total worldwide installed base of commercial and general aviation aircraft cabin interior products, valued at replacement prices, was approximately $33 billion at the end of February 27, 1999. This existing installed base is expected to generate continued retrofit, refurbishment and spare parts revenue, particularly in light of the deterioration of existing interior cabin functionality and aesthetics resulting from the airlines' deferral of refurbishment programs in recent years.

       EXPANDING WORLDWIDE FLEET. Worldwide air traffic has grown in every year since 1946 (except in 1990) and, according to the Boeing Report, is projected to grow at a compounded average rate of five percent per year over the next 10 years, increasing annual revenue passenger miles from approximately 1.7 trillion in 1997 to approximately 4.4 trillion by 2017 (according to the July 1998 Airline Monitor). Airlines have recently been purchasing a significant number of new aircraft due in part to the current high load factors and the projected growth in worldwide air travel. According to Airbus Industrie Global Market Forecast published in April 1998 (the "Airbus Industrie Report"), the worldwide installed seat base, which we consider a good indicator for potential growth in the aircraft cabin interior products industry, is expected to increase from approximately 1.7 million passenger seats at the end of 1997 to approximately 4.1 million passenger seats at the end of 2017. The expanding worldwide fleet will generate additional revenues from new installation programs, while the increase in the size of the installed base will generate additional and continual retrofit, refurbishment and spare parts revenue.

       WIDE-BODY AIRCRAFT DELIVERIES. Deliveries of wide-body, long-haul aircraft constitute an increasing share of total new aircraft deliveries and are an increasing percentage of the worldwide fleet. According to the February 1999 Airline Monitor, the percentage of Boeing and Airbus aircraft deliveries projected to be wide-body aircraft for the year 2003 is 35% as compared to 31% for the year ended December 31, 1998. Both the longer term trend in the shift toward wide-body aircraft along with the shorter term impact of Boeing's recent announcements regarding a reduction in wide-body aircraft are significant to our company. Wide-body aircraft currently carry up to three or four times the number of seats as narrow-body aircraft, and because of multiple classes of service, including large first class and business class configurations, the company's average revenue per seat on wide-body aircraft is substantially higher. Aircraft cabin crews on wide-body aircraft may make and serve between 300 and 900 meals and may brew and serve more than 2,000 cups of coffee and 400 glasses of wine on a single flight. As a result, wide-body aircraft require as much as seven times the dollar value of cabin interior products as narrow-body aircraft, as well as products which are technically more sophisticated and typically more expensive.

       NEW PRODUCT DEVELOPMENT. The aircraft cabin interior products companies are engaged in intensive development and marketing efforts. Such products include full electric "sleeper seats," convertible seats, full face crew masks, advanced telecommunications equipment, protective breathing equipment, oxygen-generating systems, new food and beverage preparation and storage equipment, kevlar barrier nets, de-icing systems, crew rests and cabin management systems.

       GROWING SERVICES MARKETS. Historically, the airlines have relied primarily on their own in-house engineering resources to provide engineering, design, integration and installation services, as well as services related to repairing or replacing cabin interior products that have become damaged or otherwise non-functional. As cabin interior product configurations have become increasingly sophisticated and the airline industry increasingly competitive, the airlines have begun to outsource such services in order to increase productivity and reduce costs and overhead. Outsourced services include: (1) engineering design, integration, project management, installation and certification services, (2) modifications and reconfigurations for commercial aircraft and (3) services related to the support of product upgrades.

COMPETITIVE STRENGTHS

     We  believe  that  our  company  has  a  strong,   competitive   position
attributable to a number of factors, including the following:

       LEADING MARKET SHARES AND SIGNIFICANT INSTALLED BASE. We believe that our company has achieved leading global market positions in each of its major product categories, with market shares, based upon industry sources, in excess of 50% for commercial aircraft seats, (determined on the basis of installed base as of February 27, 1999), executive aircraft seats, coffee makers, refrigeration equipment, and air valves, and for oxygen delivery systems, and ovens, (based on dollar sales for the year ended February 27, 1999). We believe these market shares provide our company with significant competitive advantages in serving its customers, including economies of scale and the ability to commit greater product development, global product support and marketing resources.

       COMBINATION OF MANUFACTURING AND CABIN INTERIOR DESIGN SERVICES. We have continued to expand our products and services, believing that the airline industry increasingly will seek an integrated approach to the design, development, integration, installation, testing and sourcing of aircraft cabin interiors. We believe that we are the only manufacturer of a broad technologically-advanced line of cabin interior products with interior design capabilities. Based on our established reputation for quality, service and product innovation among the world's commercial airlines, we believe that we are well positioned to provide "one-stop shopping" to these customers, thereby maximizing sales opportunities for our company and increasing the convenience and value of the service provided to our customers.

       TECHNOLOGICAL LEADERSHIP/NEW PRODUCT DEVELOPMENT. We believe that our company is a technological leader in its industry, with the largest research and development ("R&D") organization in the industry currently comprised of 644 engineers. We believe our company's R&D effort and our on-site engineers at both the airlines and airframe manufacturers enable us to play a leading role in developing and introducing innovative products to meet emerging industry trends and needs and thereby gain early entrant advantages.

       PROVEN TRACK RECORD OF ACQUISITION INTEGRATION. We have demonstrated the ability to make strategic acquisitions and successfully integrate such acquired businesses by identifying opportunities to consolidate engineering, manufacturing and marketing activities, as well as rationalizing product lines. Between 1989 and January 1996, our company acquired nine companies and has integrated the acquisitions by eliminating 11 operating facilities and consolidating personnel at the acquired businesses, resulting in headcount reductions of approximately 1,300 employees through January 1998. Our integration activities, coupled with our re-engineering program, have positively impacted gross margins (before special costs and charges), which have increased from 32.5% to 38.0%, and operating margins (before special costs and charges), which have increased from 8.7% to 14.8%, during the five-year period ended February 27, 1999.

     Our company has substantially expanded the size, scope and nature of its business as a result of a number of acquisitions. Since 1989, we have completed 15 acquisitions, including four major acquisitions in fiscal 1999, for an aggregate purchase price of approximately $680 million in order to position our company as the preferred global supplier to our customers.

     During fiscal 1999 we completed four major acquisitions for approximately $354 million. These acquisitions have allowed our company to broaden its product lines, to expand its activities from the commercial to the general aviation market and to strengthen our position as the preferred global supplier to our customers. Through these acquisitions we have extended our product offerings into oxygen systems and we have entered three new markets. These markets are the structural reconfiguration of passenger cabins, the conversion of passenger aircraft to freighters and the business jet cabin interiors market.

Growth Opportunities

       We believe that we have benefited from three major growth trends in the aerospace industry.

       INCREASE IN REFURBISHMENT AND UPGRADE ORDERS. Our company's substantial installed base provides significant ongoing revenues from replacements, upgrades, repairs and the sale of spare parts. Approximately 56% of B/E's revenues for the year ended February 27, 1999 were derived from refurbishment and upgrade orders. In the late 1980s and early 1990s, the airline industry suffered a significant downturn, which resulted in a deferral of cabin interior maintenance expenditures. Since early 1994, the airlines have experienced a turnaround in operating results, leading the domestic airline industry to record operating earnings during, calendar years 1995 through 1998. Deterioration of cabin interior product functionality and aesthetics occurred within the commercial airline fleets during the industry downturn because of maintenance deferrals. Since the turnaround began, the airlines have experienced greater utilization resulting from higher load factors, which has encouraged airlines to increase spending on refurbishments and upgrades. We believe that we are well positioned to benefit over the next several years as a result of the airlines' dramatically improved financial condition and liquidity and the need to refurbish and upgrade cabin interiors. A significant portion of our company's recent growth in backlog, revenues and operating earnings has been from refurbishment and upgrade programs, and our company has been experiencing a high level of new order quote activity related to such programs.

       EXPANSION OF WORLDWIDE FLEET AND SHIFT TOWARD WIDE-BODY AIRCRAFT. Airlines have been purchasing a significant number of new aircraft in part due to current high load factors and the projected growth in worldwide air travel. According to the Boeing Report, worldwide air travel growth is projected to average approximately 5% per year over the next 10 years and the worldwide fleet of commercial passenger aircraft is projected to expand from approximately 10,800 at the end of 1997 to approximately 15,900 by the end of 2007 and to more than 23,500 by the end of 2017. According to the February 1998 Airline Monitor, the percentage of new Boeing and Airbus aircraft deliveries projected to be wide-body aircraft for the year 2003 is 35% as compared to 31% for the year ended December 31, 1998. Both the longer term trend in the shift toward wide-body aircraft along with the shorter term impact of Boeing's recent announcements regarding a reduction in wide-body aircraft are significant to our company since these aircraft require as much as seven times the dollar value of cabin interior products as narrow-body aircraft, including substantially more seats and cabin interior products.

       BUSINESS JET AND VIP AIRCRAFT FLEET EXPANSION AND RELATED RETROFIt OPPORTUNITIES. General aviation and VIP airframe manufacturers are experiencing a surge in new aircraft deliveries similar to that occurring in the commercial aircraft industry. According to industry sources, executive aircraft deliveries amounted to 241 units in calendar 1996 and were approximately 415 in calendar 1998. Industry sources indicate that executive aircraft deliveries should reach 545 per year in the year 2000. Several new aircraft models, and larger business jets including the Visionaire Vantage, Cessna Citation Excel, the Boeing Business Jet, Gulfstream V, the Falcon 900, Global Express and Airbus Business Jet, which have been or are expected to be introduced over the next several years and are expected to be a significant contributor to the growth in new general aviation aircraft deliveries going forward. The typical cost of cabin interior products manufactured for a Cessna Citation is approximately $265,000; whereas the same contents for a larger business jet, such as the Boeing Business Jet could range up to approximately $1,500,000. Advances in engine technology and avionics and emergence of fractional ownership of executive aircraft are all important growth factors. In addition, the general aviation and VIP aircraft fleet consists of approximately 10,000 aircraft with an average age of approximately 15 years. As aircraft age or ownership changes, operators retrofit and upgrade the cabin interior, including seats, sofas and tables, sidewalls, headliners, structures such as closets, lavatories and galleys, and related equipment including lighting and oxygen delivery systems. In addition, operators generally reupholster or replace seats every five to seven years. We believe our company is well positioned to benefit from the retrofit opportunities due to (1) the 15-year average age of the executive jet fleet, (2) operators who have historically reupholstered their seats are now more inclined to replace these seats with lighter weight, more modern and 16G-compliant seating models and
       (3) the belief that our company is the only manufacturer with the capability for cabin interior design services, a broad product line for essentially all cabin interior products and program management services, for true "one-stop shopping."

BUSINESS STRATEGY

     Our business strategy is to maintain a leadership position and to best serve our customers by (1) offering the broadest and most integrated product lines and services in the industry, including not only new product and follow-on product sales, but also design, integration, installation and certification services as well as maintenance, upgrade and repair services,
(2) pursuing a worldwide marketing approach focused by airline and general aviation airframe manufacturers and encompassing our entire product line, (3) pursuing the highest level of quality in every facet of our operations, from the factory floor to customer support, (4) remaining the technological leader
in  our  industry,   (5)  enhancing  our  position  in  the  growing   upgrade
maintenance, inspection and repair services market and (6) pursuing selective strategic acquisitions in the commercial aircraft and general aviation cabin interior products industries.

PRODUCTS AND SERVICES

Seating Products

       Our company is the world's leading manufacturer of aircraft seats, offering a wide selection of first class, business class, tourist class and commuter seats. A typical seat manufactured and sold by our company includes the seat frame, cushions, armrests and tray table, together with a variety of optional features such as adjustable lumbar supports, foot rests, reading lights, head/neck supports, oxygen masks and telephones. We estimate that as of February 27, 1999 we had an aggregate installed base of more than 1,100,000 aircraft seats valued at replacement prices of approximately $2.2 billion.

       TOURIST CLASS. Our company is the leading worldwide manufacturer of tourist class seats. We have designed tourist class seats which incorporate features not previously utilized in that class, such as top-mounted passenger control units and footrests.

       FIRST AND BUSINESS CLASSES. Based upon major airlines' program selection and orders on hand, our company is the leading worldwide manufacturer of premium-class seats. First class and business class seats are generally larger, heavier and more complicated in design, and are substantially more expensive than tourist class seats. Our company's first class seats and certain of its business class seats are equipped with articulating bottom cushion suspension systems, sophisticated hydraulic leg-rests, lumbar massage devices, adjustable thigh support cushions, reading lights, adjustable head and neck supports and large tables.

       CONVERTIBLE SEATS. We have developed two types of seats that can be converted from tourist class triple-row seats to business class double-row seats with minimal conversion complexity. Convertible seats allow airline customers to optimize the ratio of business class to tourist class seats for a given aircraft configuration.

       COMMUTER SEATS. Our company is the leading manufacturer of commuter seats in both the U.S. and worldwide markets. Our company's SilhouetteTM Composite commuter seats are similar to commercial jet seats in comfort and performance but are lightweight and require minimal maintenance.

       SPARES. Aircraft seats are exposed to significant stress in the course of normal passenger activity, and certain seat parts are particularly susceptible to damage from continued use. As a result, a significant market exists for spare parts.

INTERIOR SYSTEMS PRODUCTS

       Our company is the world's largest manufacturer of interior systems products for both narrow- and wide-body aircraft, offering a wide selection of coffee and beverage makers, water boilers, ovens, liquid containers, refrigeration equipment, oxygen delivery systems, and a variety of other interior components. We estimate that as of February 27, 1999 we have an aggregate installed base of such equipment, valued at replacement prices, of approximately $1.1 billion.

       COFFEE  MAKERS.  Our  company is the leading  manufacturer  of aircraft coffee makers, with our equipment currently installed in virtually every type of aircraft for almost every major airline. We manufacture a broad line of coffee makers, coffee warmers and water boilers including the Flash Brew Coffee Maker, with the capability to brew 54 ounces of coffee in one minute, a Combi(TM) unit which will both brew coffee and boil water for tea while utilizing 25% less electrical power than traditional 5,000-watt water boilers. We also manufacture a cappuccino/espresso maker.

       OVENS. We are the leading supplier of a broad line of specialized ovens, including high-heat efficiency ovens, high-heat convection ovens and warming ovens. Our newest offering, the DS Steam Oven, represents a new method of preparing food in-flight by maintaining constant temperature and moisture in the food. It addresses the airlines' need to provide a wider range of foods than can be prepared by convection ovens.

       REFRIGERATION EQUIPMENT. Our company is the worldwide industry leader in the design, manufacture, and supply of commercial aircraft refrigeration equipment. We manufacture a self-contained wine and beverage chiller, the first unit specifically designed to rapidly chill wine and beverage on board an aircraft.

       OXYGEN DELIVERY SYSTEMS. We are a leading manufacturer of oxygen delivery systems,for both commercial and general aviation aircraft. We are the only manufacturer with the capability to fully integrate its own manufactured components with overhead passenger service units with either chemical or gaseous oxygen equipment. Our oxygen service unit equipment has been approved for use on all Boeing and Airbus aircraft and is also found on essentially all general aviation and VIP aircraft.

GENERAL AVIATION

     We entered the market for general aviation and VIP aircraft products with the acquisition of AMP in April 1998. By combining AMP's substantial presence in the general aviation and VIP aircraft cabin interior products industry with that of PBASCO and ALC, we are now the leading manufacturer of a broad product line including a complete line of executive aircraft seating products, fluorescent lighting, air valves and oxygen delivery systems as well as sidewalls, bulkheads, credenzas, closets, galley structures, lavatories, tables and sofas. We have the capability to provide complete interior packages, including all design services, all interior components and program management services for executive aircraft interiors. Our company is the preferred supplier of seating products and fluorescent lighting systems of essentially every general aviation airframe manufacturer.

FLIGHT STRUCTURES AND INTEGRATION

     We formed our Flight Structures and Integration Group by combining our existing galley structures operations with the acquisitions of SMR and CF Taylor. The Flight Structures and Integration Group is a leader in providing design, integration, installation and certification services associated with the reconfiguration of commercial aircraft cabin interiors, converting commercial aircraft to freighters and in the design and manufacture of galley structures and crew rest compartments. We estimate that as of February 27, 1999, our company had an installed base of such equipment, valued at replacement prices, of approximately $289 million.

       ENGINEERING DESIGN, INTEGRATION, INSTALLATION AND CERTIFICATION SERVICES. Through the acquisition of SMR in August 1998, our company became a leader in providing engineering design, integration, installation and certification services for commercial aircraft passenger cabin interiors, offering our customers in-house capabilities to design, project manage, integrate, test and certify reconfigurations and modifications for commercial aircraft and to manufacture related products, including engineering kits and interface components. We provide a broad range of interior reconfiguration services which allow airlines to change the size of certain classes of service, modify and upgrade the seating, install telecommunications or entertainment options, relocate galleys, lavatories and overhead bins, and install crew rest compartments.

       PASSENGER TO FREIGHTER CONVERSIONS. We are a leading supplier of structural design and integration services, including airframe modifications for passenger-to-freighter conversions. Our company is the leading provider of Boeing 767 passenger to freighter conversions and has performed conversions for Boeing 747-200 Combi, Boeing 747-200 (door only) and Airbus A300 B4 aircraft. Freighter conversions require sophisticated engineering capabilities and very large and complex proprietary parts kits.

       CREW REST COMPARTMENTS. We are the worldwide leader in the design, certification and manufacture of crew rest compartments. Crew rest compartments are utilized by the flight crew during long-haul international flights. A crew rest compartment is constructed utilizing lightweight cabin interior technology and incorporating electrical, HVAC, lavatory and sleep compartments.

       GALLEY STRUCTURES. Galley structures are generally custom designed to accommodate the unique product specifications and features required by a particular carrier. Galley structures require intensive design and engineering work and are among the most sophisticated and expensive of the aircraft's cabin interior products. Our company provides a variety of galley structures, closets and class dividers, emphasizing sophisticated and higher value-added galleys for wide-body aircraft.

SERVICES AND SPECIALTY PRODUCTS

     Our company is an active participant in the growing services and custom products markets. We believe that our broad and integrated product line and close relationships with our airline and leasing customers position us to become a leading service provider in this market. Most participants in this market are small, and we believe that we are the only major product manufacturer in the industry currently participating in this market.

       UPGRADE, MAINTENANCE AND REPAIR SERVICES. Our company provides a comprehensive range of services for cabin interior products on-board aircraft either between flights or on an overnight basis, or at one or more of eight service centers in the worldwide service network. The spectrum of services includes systems check and components repair, parts inventory and management, refurbishment of seating products, on-board surveys regarding status and product installations, as well as data support functions such as loading and updating of in-flight systems entertainment software, direct satellite broadcast systems support and systems integration.

       SPECIALTY PRODUCTS. We manufacture several specialty products for the commercial airline industry including flight attendant seats, observer seats, and custom products in the passenger seating area, as well as fire/smoke barriers and cargo nets. Our company maintains a staff of engineers to design and certify various modules and kits to accommodate individual passenger video and telecommunications modules in seat backs and center consoles which were originally not designed for such applications. We believe we are able to provide products for unique applications more rapidly than original manufacturers.

RESEARCH, DEVELOPMENT AND ENGINEERING

     Our company works closely with commercial airlines to improve existing products and identify customers' emerging needs. Our expenditures in research, development and engineering totaled $56.2 million, $45.7 million, and $37.1 million for the fiscal years ended February 27, 1999, February 28, 1998, and February 22, 1997, respectively. We currently employ 644 professionals in the engineering and product development areas. We believe that we have the largest engineering organization in the cabin interior products industry, with not only software, electronic, electrical and mechanical design skills, but also substantial expertise in materials composition and custom cabin interior layout design and certification.

MARKETING AND CUSTOMERS

       Our company markets and sells its products directly to virtually all of the world's major airlines and commercial and general aviation aircraft manufacturers. We market our general aviation products directly to all of the world's business jet airframe manufacturers, modification centers and operators. Our company has a sales and marketing organization of 142 persons, along with 27 independent sales representatives. Our sales to non-U.S. airlines were $297.5 million, $232.7 million, and $203.4 million for the fiscal years ended February 27, 1999, February 28, 1998 and February 22, 1997, respectively, or approximately 42%, 48% and 49%, respectively, of net sales during such periods.

       Airlines select manufacturers of cabin interior products primarily on the basis of custom design capabilities, product quality and performance, on-time delivery, after-sales service and price. We believe that our large installed base, our timely responsiveness in connection with the custom design, manufacture, delivery and after-sales service of its products and our broad product line and stringent customer and regulatory requirements all present barriers to entry for potential new competitors in the cabin interior products market.

       We believe that our integrated worldwide marketing approach, focused by airline and encompassing our entire product line, is preferred by airlines. Led by a senior executive, teams representing each product line serve designated airlines that together accounted for approximately 51% of the purchases of products manufactured by our company during fiscal 1999. These airline customer teams have developed customer specific strategies to meet each airline's product and service needs. We also staff "on-site" customer engineers at major airlines and airframe manufacturers to represent our entire product line and work closely with the customers to develop specifications for each successive generation of products required by the airlines. These engineers help customers integrate the wide range of cabin interior products and assist in obtaining the applicable regulatory certification for each particular product or cabin configuration. Through our on-site customer engineers, we expect to be able to more efficiently design and integrate products whichaddress the requirements of our customers. We provide program management services, integrating all on-board cabin interior equipment and systems, including installation and FAA certification, allowing airlines to substantially reduce costs. We believe that our company is one of the only suppliers in the commercial aircraft cabin interior products industry with the size, resources, breadth of product line and global product support capability to operate in this manner. We market our general aviation products directly to all of the world's general aviation airframe manufacturers, modification centers and operators.

       Our company has initiated a program management discipline under which a program manager is assigned for each significant contract. The program manager is responsible for all aspects of the specific contract, including management of change orders and negotiation of related non-recurring engineering charges, monitoring the progress of the contract through its scheduled delivery dates, and overall profitability associated with the contract. We believe that our customers derive substantial benefits from our program management approach, including better on-time delivery and higher service levels. We also believe our program management approach results in better customer satisfaction and higher profitability over the life of the contract.

       During the fiscal years ended February 27, 1999 and February 28, 1998, one customer accounted for approximately 13% and 17%, respectively, of our total revenues, and no other customer accounted for more than 10% of such revenues. There were no major customers in fiscal 1997. The portion of our revenues attributable to particular airlines varies from year to year because of differing schedules of various airlines for purchases of new aircraft and for retrofit and refurbishment of existing aircraft.

BACKLOG

       We estimate that our backlog at February 27, 1999 was approximately $640 million, approximately 67% of which we believe to be deliverable in fiscal 2000, compared with a backlog of $450 million and $330 million on February 28, 1998 and February 22, 1997, respectively (as adjusted to exclude backlog from our In-Flight Entertainment business in which we sold a 51% interest in February
1999). See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

CUSTOMER SERVICE

       We believe that we provide the highest level of customer service and product support available in the commercial aircraft cabin interior products industry and that such service is a critical factor in our success. The key elements of such service include: (1) rapid response to requests for engineering designs, proposal requests and technical specifications, (2) flexibility with respect to customized features, (3) on-time delivery, (4) immediate availability of spare parts for a broad range of products and (5) prompt attention to customer problems, including on-site customer training. Customer service is particularly important to airlines due to the high cost to the airlines of late delivery, malfunctions and other problems.

WARRANTY AND PRODUCT LIABILITY

       We warrant our products, or specific components thereof, for periods ranging from one to ten years, depending upon product type and component. Our company generally establishes reserves for product warranty expense on the basis of the ratio of warranty costs incurred by the product over the warranty period to sales of the product over the warranty period. Actual warranty costs reduce the warranty reserve as they are incurred. We periodically review the adequacy of accrued product warranty reserves and revisions of such reserves are recognized in the period in which such revisions are determined.

       We also carry product liability insurance. We believe that our insurance is generally sufficient to cover product liability claims.

COMPETITION

       The commercial aircraft cabin interior products market is relatively fragmented with a number of competitors in each of the individual product categories. Due to the global nature of the commercial industry, competition in product categories comes from both U.S. and foreign manufacturers. However, as aircraft cabin interiors have become increasingly sophisticated and technically complex, airlines have demanded higher levels of engineering support and customer service than many smaller cabin interior products suppliers can provide. At the same time, airlines have recognized that cabin interior product suppliers must be able to integrate a wide range of products, including sophisticated electronic components, particularly in wide-body aircraft. We believe that these increasing demands of airlines upon their suppliers will result in a consolidation of those suppliers that remain. We have participated in this consolidation through strategic acquisitions and internal growth and we intend to continue to participate in the consolidation.

     Our principal competitors for seating products are Group Zodiac S.A. and Keiper Recaro GmbH. Our primary competitors for interior systems products are Britax PLC, Scott Aviation and Intertechnique. Our principal competitors for Flight Structures and Integration products are JAMCO, Ltd., Britax PLC and Driessen Aircraft Interior Systems. The market for general aviation products and services is highly fragmented, consisting of numerous competitors.

MANUFACTURING AND RAW MATERIALS

       Our company's manufacturing operations consist of both the in-house manufacturing of component parts and sub-assemblies and the assembly of our specified and designed component parts which are purchased from outside vendors. We maintain state-of-the-art facilities, and we have an ongoing strategic manufacturing improvement plan utilizing focused factories and cellular production technologies. We expect that continuous improvement from implementation of this plan for each of our product lines will occur over the next several years and should lower production costs, cycle times and inventory requirements and at the same time improve product quality, customer response and profitability.

GOVERNMENT REGULATION

       The Federal Aviation Administration ("FAA") prescribes standards and licensing requirements for aircraft components, and licenses component repair stations within the United States. Comparable agencies regulate such matters in other countries. We hold several FAA component certificates and perform component repairs at a number of our U.S. facilities under FAA repair station licenses. Our company also holds an approval issued by the UK Civil Aviation Authority ("CAA") to design, manufacture, inspect and test aircraft seating products in Leighton Buzzard, England and in Kilkeel, Northern Ireland and to design, manufacture inspect and test our flight structures and integration products in Dafen, Wales and the necessary approvals to design, manufacture, inspect, test and repair our interior systems products in Nieuwegein, Netherlands and to inspect, test and repair products at our service centers throughout the world.

       In March 1992, the FAA adopted Technical Standard Order C127 requiring that all seats on certain new generation commercial aircraft installed after such date be certified to meet a number of new safety requirements, including an ability to withstand a 16G force. We understand that the FAA plans to adopt in the near future additional regulations which will require that within the next five years all seats, including those on existing older commercial aircraft which are subject to the FAA's jurisdiction, will have to comply with similar seat safety requirements. Our company has developed 27 different seat models that meet these new seat safety regulations.

ENVIRONMENTAL MATTERS

       Our company is subject to extensive and changing federal, state and foreign laws and regulations establishing health and environmental quality standards, and may be subject to liability or penalties for violations of those standards. Our company is also subject to laws and regulations governing remediation of contamination at facilities that we currently or formerly owned or operated or to which we have sent hazardous substances or wastes for treatment, recycling or disposal. We believe that we are currently in compliance, in all material respects, with all such laws and regulations. However, we can offer no assurances that we will not be subject to future liabilities or obligations as a result of new or more stringent interpretations of existing laws and regulations. In addition, we may have liabilities or obligations in the future if we discover any environmental contamination or liability at any of our facilities, or at facilities that we may acquire in the future.

PATENTS

       Our company currently holds 78 United States patents and 27 international patents, covering a variety of products. However, we believe that the termination, expiration or infringement of one or more of such patents would not have a material adverse effect on our company.

EMPLOYEES

       As of February 27, 1999, our company had approximately 5,600 employees. Approximately 75% of these employees are engaged in manufacturing, 11% in engineering, research and development and 14% in sales, marketing, product support and general administration. Approximately 20% of our worldwide employees are represented by unions. On April 25, 1997, we completed negotiations with one of our two domestic unions which represents 11% of our employees. This contract, which covers a period of three years, was ratified by the members of the union on April 26, 1997. The contract with the only other domestic union, which represents approximately 2% of our employees, runs through the year 2003. We consider our employee relations to be good.

ITEM 2.  PROPERTIES

       As of February 27, 1999, our company had 21 principal facilities, comprising an aggregate of approximately 1.7 million square feet of space. The following table describes the principal facilities and indicates the location, function, approximate size and ownership status of each location.

                                                                                         FACILITY
              LOCATION                             PRODUCTS AND FUNCTION                   SIZE        OWNERSHIP
                                                                                        (SQ. FEET)
CORPORATE

Wellington, Florida...............     Corporate headquarters, finance, human               17,700       Owned
                                       resources, law, marketing and sales

SEATING PRODUCTS

Litchfield, Connecticut...........     Manufacturing and warehousing                        147,700       Owned

Winston-Salem, North Carolina.....     Manufacturing, research and development,
                                       finance, marketing and sales; Seating                264,800       Owned
                                       Products Group Headquarters

Leighton Buzzard, England.........     Manufacturing, service, research and
                                       development, sales support, finance and              114,000       Owned
                                       warehousing

Kilkeel, Northern Ireland.........     Manufacturing, sales support and warehousing          38,500       Owned

INTERIOR SYSTEMS

Anaheim, California...............     Manufacturing, service, research and
                                       development, sales support, finance and               57,100      Leased
                                       warehousing

Delray Beach, Florida.............     Manufacturing, service, research and
                                       development, sales support, finance and
                                       warehousing; Interior Systems Group                   52,000       Owned
                                       Headquarters

Lenexa, Kansas....................     Manufacturing, service, engineering and               80,000      Leased
                                       warehousing

Nieuwegein, The Netherlands.......     Manufacturing, service, research and
                                       development, sales support, finance and
                                       warehousing                                           39,000      Leased

                                                                                         FACILITY
              LOCATION                             PRODUCTS AND FUNCTION                   SIZE        OWNERSHIP
                                                                                        (SQ. FEET)
GENERAL AVIATION AND VIP PRODUCTS

Miami, Florida....................     Manufacturing, service, research and
                                       development, sales support, finance and              106,300      Leased
                                       warehousing; General Aviation Headquarters            52,400       Owned

Fountain Valley, California.......     Manufacturing, service, research and
                                       development, sales support, finance and               26,000      Owned
                                       warehousing

Holbrook, New York................     Manufacturing, service, research and
                                       development, sales support, finance and               20,100      Leased
                                       warehousing

Sharon Center, Ohio...............     Services, research and development, sales             16,300      Owned
                                       support, finance and warehousing

Fenwick, West Virginia............     Manufacturing, service and warehousing               132,600      Owned

SERVICES

Orange, California................     Upgrade, maintenance, inspection and repair,
                                       finance, sales support and warehousing;              106,300      Leased
                                       Services Group Headquarters

Chesham, United Kingdom...........     Upgrade, maintenance, inspection and repair           34,000       Owned

Houston, Texas....................     Upgrade, maintenance, inspection and repair           45,000       Owned

Various other service centers in
   North America and Europe.......     Upgrade, maintenance, inspection and repair           43,300      Leased

FLIGHT STRUCTURE AND INTEGRATION GROUP

Arlington, Washington.............     Manufacturing, service, research and
                                       development, sales support, finance and              130,200      Leased
                                       warehousing

Jacksonville, Florida.............     Manufacturing, service, engineering, and              75,000       Owned
                                       warehousing

Wokingham, England................     Manufacturing, service, research and
                                       development, sales support, finance and               70,000      Leased
                                       warehousing

Dafen, Wales......................     Manufacturing, service and warehousing                80,000       Owned


       We believe that our facilities are suitable for their present intended purposes and adequate for our company's present and anticipated level of operations. As a result of recent conditions in the airline industry as described in "Industry Overview" and "Recent Industry Conditions," our facilities have been substantially underutilized for the past several years. We believe that our restructuring plan, which includes closing seven of the above facilities, together with anticipated continued growth in airline profitability, should result in significant improvement in the degree of utilization of our facilities.

ITEM 3.  LEGAL PROCEEDINGS

       Our company is not a party to litigation or other legal proceedings that we believe could reasonably be expected to have a material adverse effect on our company's business, financial condition and results of operations.

       In January 1998, our company entered into a settlement related to a long-running dispute with the U.S. Government over export sales between 1992 and 1995 to Iran Air. The dispute centered on shipments of aircraft seats and related spare parts for five civilian aircraft operated by Iran Air. Iran Air purchased the seats in 1992 and arranged for them to be installed by a contractor in France. At the time, Iran was not the subject of a U.S. trade embargo. In connection with its sale of seats to Iran Air, we applied for and were granted a validated export license by the U.S. Department of Commerce (the "DOC"). The dispute with the U.S. Government centered on whether seats were delivered to Iran Air before the formal license was issued by the DOC, some seven months after we first applied for the license. The settlement resolved all disputes between our company and the Department of Justice as well as the DOC's Bureau of Export Enforcement. As part of the settlement, our company plead guilty to a violation of the International Economic Emergency Powers Act and was placed on probation for a three-year period. In addition, we entered into a consent order with the DOC under which the DOC has agreed to suspend the imposition of a three-year export denial order on PTC Aerospace, a member of B/E's U.S. Seating Products Group, provided no further violations of the export laws occur. The consent order issued by the DOC applies solely to PTC Aerospace ("PTC"), a unit of our company's Seating Products Group. PTC is located in Litchfield, Connecticut. Under the terms of the consent order, if PTC were to violate any federal export laws during the three-year period ending in January 2001, PTC, not our company, would be subject to an order denying export privileges. Under our current organization, we believe that it is unlikely that PTC would be in a position to engage in any export transactions that are not reviewed and controlled at the Seating Products Group level. As part of the plea agreement that was negotiated with the Office of the United States Attorney for the District of Connecticut, our company is subject to a three-year term of corporate probation that began in January 1998. The probation is unsupervised and thus we are not subject to external monitoring or other conditions that impede or affect our ability to conduct business. Under the probation, our company must refrain from violating any federal laws. Our company has taken steps to implement a legal compliance program to prevent and detect any violations of law. We recorded a charge of $4.7 million in our fourth quarter of fiscal 1998, which ended February 28, 1998, related to fines, civil penalties and associated legal fees arising from the settlement.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the last quarter of the fiscal year covered by this report, our company did not submit any matters to a vote of security holders, through the solicitation of proxies or otherwise.

EXECUTIVE OFFICERS OF THE REGISTRANT

       The following table sets forth information regarding the directors and executive officers of the Company. Officers of the Company are elected annually by the Board of Directors.

TITLE                                        AGE    POSITION
Amin J. Khoury......................         60     Chairman of the Board

Robert J. Khoury....................         57     Vice Chairman of the Board, Chief Executive Officer and Director

Paul E. Fulchino....................         52     President, Chief Operating Officer and Director

Thomas P. McCaffrey.................         45     Corporate Senior Vice President of Administration, Chief Financial
                                                    Officer and Assistant Secretary

Marco C. Lanza......................         43     Executive Vice President, Marketing and Product Development

Edmund J. Moriarty..................         55     Corporate Vice President, Law, General Counsel and Secretary

Jeffrey P. Holtzman.................         43     Vice President, Treasurer and Assistant Secretary


Roman G. Ptakowski..................         50     Group Vice President and General Manager, Interior Systems Group

Michael B.  Baughan.................         40     Group Vice President and General Manager, Seating Products Group

Robert C. Ayers.....................         49     Group Vice President and General Manager, General Aviation/VIP Products
                                                    Group

Scott A. Smith......................         44     Group Vice President and General Manager, Global Customer Service and
                                                    Product Support Group

Jim C. Cowart.......................         47     Director*

Richard G. Hamermesh................         51     Director*

Brian H. Rowe.......................         68     Director**

Hansjoerg Wyss......................         63     Director**


--------
*      Member, Audit Committee
**     Member, Stock Option and Compensation Committee

     The Company's Restated Certificate of Incorporation provides that the Board of Directors is to be divided into three classes, each nearly as equal in number as possible, so that each director (in certain circumstances after a transitional period) will serve for three years, with one class of directors being elected each year. The Board is currently comprised of three Class I Directors (Brian H. Rowe, Jim C. Cowart and Paul E. Fulchino), two Class II Directors (Robert J. Khoury and Hansjoerg Wyss) and two Class III Directors (Amin J. Khoury and Richard G. Hamermesh). The terms of the Class I, Class II and Class III Directors expired upon the election and qualification of successor directors at annual meetings of stockholders held following the end of fiscal years 1998, 1997 and 1996, respectively. The executive officers of the Company are elected annually by the Board of Directors following the annual meeting of stockholders and serve at the discretion of the Board of Directors.

       Amin J. Khoury has been Chairman of the Board of the Company since July 1987 and was Chief Executive Officer until April 1, 1996. Since 1986, Mr. Khoury has also been the Managing Director of The K.A.D. Companies, Inc., an investment, venture capital and consulting firm. Mr. Khoury is currently the Chairman of the Board of Directors of Applied Extrusion Technologies, Inc., a manufacturer of oriented polypropylene films used in consumer products labeling and packaging applications, a member of the Board of Directors of Synthes Stratec, Inc., the world's leading orthopedic trauma company and a member of the Board of Directors of Brooks Automation, Inc., the leading manufacturer in the U.S. of vacuum central wafer handling systems for semiconductor manufacturing. Mr. Khoury is the brother of Robert J. Khoury.

       Robert J. Khoury has been a Director of the Company since July 1987. Mr. Khoury was elected Vice Chairman and Chief Executive Officer effective April 1, 1996. From July 1987 until that date, Mr. Khoury served as the Company's President and Chief Operating Officer. From 1986 to 1987, Mr. Khoury was Vice President of The K.A.D. Companies, Inc. Mr. Khoury is the brother of Amin J. Khoury.

       Paul E. Fulchino was elected a Director and President and Chief Operating Officer of the Company effective April 1, 1996. From 1990 to 1996, Mr. Fulchino served as President and Vice Chairman of Mercer Management Consulting, Inc. ("Mercer"), an international general management consulting firm with over 1,100 employees. In addition to his management responsibilities as President of Mercer, Mr. Fulchino has advised clients, including a number of major airlines throughout the world, particularly with respect to the transportation industry. The Company has entered into an employment agreement with Mr. Fulchino extending through May 28, 2003.

       Thomas P. McCaffrey has been Corporate Senior Vice President of Administration, Chief Financial Officer and Assistant Secretary since May 1993. From August 1989 through May 1993, Mr. McCaffrey was an Audit Director with Deloitte & Touche LLP, and from 1976 through 1989 served in several capacities, including Audit Partner, with Coleman & Grant. The Company has entered into an employment agreement with Mr. McCaffrey extending through May 28, 2003.

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

       Edmund J. Moriarty has been Corporate Vice President, Law, General Counsel and Secretary since November 16, 1995. From 1991 to 1995, Mr. Moriarty served as Vice President and General Counsel to Rollins, Inc., a national service company. From 1982 through 1991, Mr. Moriarty served as Vice President and General Counsel to Old Ben Coal Company, a wholly owned coal subsidiary of The Standard Oil Company.

       Jeffrey P. Holtzman has been Treasurer since September 1993 and Vice President since November 1996. From June 1986 to July 1993, Mr. Holtzman served in several capacities at FPL Group, Inc., including Assistant Treasurer and Manager of Financial Planning. Mr. Holtzman previously worked for Mellon Bank, Gulf Oil Corporation and Ernst & Young L.L.P.

       Roman G. Ptakowski has been the Group Vice President and General Manager of the Interior Systems Group since December 1997. From September 1995 through December 1997, Mr. Ptakowski was Vice President, Sales and Marketing of the Galley Products Group of the Company. From January 1995 through August 1995, Mr. Ptakowski served as Senior Vice President, Marketing for Farrel Corporation. Prior to that he was with the ABB Power T&D Company Inc. and Westinghouse Electric Corp. for 25 years, with his last position being General Manager of their Protective Relay Division.

     Michael B. Baughan has been Group Vice President and General Manager of the Seating Products Group since May 1999. From September 1994 to May 1999, Mr. Baughan was Vice President, Sales and Marketing for the Seating Products Group. Prior to 1994, Mr. Baughan held various positions including President of AET Systems, Manager of Strategic Initiatives at The Boston Company (American Express) and Sales Representative at Dow Chemical Company.

       Robert C. Ayers has been Group Vice President and General Manager of the General Aviation/VIP Products Group since May 1999. From July 1998 through May 1997, Mr. Ayers was Vice President and General Manager of the SMR Division of the General Aviation/VIP Products Group. From March 1997 to July 1998, Mr. Ayers was President of SMR Technologies, Inc. From 1989 to 1997, Mr. Ayers was employed by Michelin Aircraft Tire Corporation where he served as Vice President of Sales and Marketing and as an Executive Vice President and General Manager. Other posts held include Director of Sales and Marketing and Vision Controller with BF Goodrich Aerospace.

       Scott A. Smith has been Group Vice President and General Manager of the Company's Global Customer Service and Product Support Group since February 1999 and from April 1998 to February 1999, the Group Vice President and General Manager of the In-Flight Entertainment Group. From December 1995
through  March  1998,  Mr.  Smith  was  with  Toshiba   American   Information
Electronics with his last position being Senior Vice President, Sales of the Americas. From December 1992 to February 1994, Mr. Smith served as Corporate Vice President of Engineering, and from February 1994 to September 1995, served as the General Manager of the Desktop and Server Product Division of AST Research. Prior to that, Mr. Smith was with IBM for 16 years and served in numerous capacities, including Systems Manager of the engineering team which developed IBM's first PC Server and advanced desktop, Staff Assistant to the Chairman of the Board and Director of Visual Subsystems Group.

       Jim C. Cowart has been a Director of the Company since November 1989. Mr. Cowart is currently an independent investor and a principal of Cowart & Co. LLC and EOS Capital, Inc., private capital firms retained from time to time by the Company for strategic planning, competitive analysis, financial relations and other services. From January 1993 to November 1997, Mr. Cowart was the Chairman of the Board of Directors and Chief Executive Officer of Aurora Electronics Inc. From 1987 until 1991, Mr. Cowart was a founding general partner of Capital Resource Partners, a private investment capital manager. Prior to such time, Mr. Cowart held various positions in investment banking and venture capital with Lehman Brothers, Shearson Venture Capital and Kidder, Peabody & Co.

       Richard G. Hamermesh has been a Director of the Company since July 1987. Since August 1987, Dr. Hamermesh has been the Managing Partner of the Center for Executive Development, an independent executive education consulting company, and, from December 1986 to August 1987, Dr. Hamermesh was an independent consultant. Prior to such time, Dr. Hamermesh was on the faculty at the Harvard Business School. Dr. Hamermesh is also a Director of Applied Extrusion Technologies, Inc., a manufacturer of oriented polypropylene films used in consumer products labeling and packaging applications and Vialog Corporation, a provider of teleconferencing and other group communications services.

       Brian H. Rowe has been a Director of the Company since July 1995. He is currently Chairman Emeritus of GE Aircraft Engines, a principal business unit of the General Electric Company, where he also served as Chairman from September 1993 through January 1995 and as President from 1979 through 1993. Mr. Rowe is also a Director of the following companies: January 1980 - Fifth Third Bank, an Ohio banking corporation; December 1994 - Stewart & Stevenson Services, Inc., a custom packager of engine systems; March 1995 - Atlas Air, Inc., an air cargo carrier; December 1995 - Textron Inc., a manufacturer of aircraft, automobile components, an industrial segment, systems and components for commercial aerospace and defense industries, and financial services;
December 1998 - Convergys Corporation, outsourced, integration, billing and customer management services; and December 1998 - Dynatech Corporation, test equipment and communication systems.

       Hansjoerg Wyss has been a Director of the Company since August 1989. He is currently Chairman of Synthes/Stratec, Inc., a publicly traded company which is the world's leading manufcturer of orthopedic trauma devices. He is the Chairman and Chief Executive Officer of Synthes North America and Synthes Canada, Ltd., manufacturers and distributors of orthopedic implants and instruments and is the Chairman of Synthes-Stratec, the world's leading Orthopedic Trauma Company, he has served in that capacity since 1977. Mr. Wyss formerly held management positions with Monsanto Europe in Belgium, Schappe-Burlington and Chrysler International in Switzerland. Mr. Wyss earned his MBA at Harvard Graduate School of Business and attained a Master of Science from the Swiss Federal Institute of Technology in Zurich. Mr. Wyss presently sits on numerous boards including Harvard Graduate School of Business, The Wilderness Society, The Grand Canyon Trust and is Chairman of the Southern Utah Wilderness Alliance.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Our company's common stock is quoted on the Nasdaq National Market under the symbol "BEAV." The following table sets forth, for the periods indicated, the range of high and low per share sales prices for the common stock as reported by Nasdaq.

                                                            High            Low
Fiscal Year Ended February 22, 1997
    First Quarter                                         16 1/4           9 7/8
    Second Quarter                                        16 3/4          12 3/8
    Third Quarter                                         25 1/8          15 1/2
    Fourth Quarter                                        29              22 3/4
Fiscal Year Ended February 28, 1998
    First Quarter                                         27 1/2          19 1/2
    Second Quarter                                        37              23 5/8
    Third Quarter                                         41 1/2          27 1/8
    Fourth Quarter                                        32 1/4          20 1/2
Fiscal Year Ended February 27, 1999
    First Quarter                                         35 3/4          25 3/4
    Second Quarter                                        33 3/8          21 1/2
    Third Quarter                                         27 1/8          13
    Fourth Quarter                                        27 1/4          11 1/2


      On May 27, 1999 the closing price of the company's common stock as reported by Nasdaq was $17.84 per share. As of such date, our company had 926 shareholders of record, and we estimate that there are approximately 20,000 beneficial owners of our common stock. We have not paid any cash dividends in the past, and we have no present intention of doing so in the immediate future. Our company's Board of Directors intends, for the foreseeable future, to retain any earnings to finance the future growth of the company, but expects to review its dividend policy regularly. The Indentures pursuant to which the our 9 7/8%, 8% and 9 1/2% Senior Subordinated Notes were issued and the terms of our company's credit facilities permit the declaration or payment of cash dividends only in certain circumstances described therein.


                  [Remainder of page intentionally left blank]

ITEM 6.  SELECTED FINANCIAL DATA
(In thousands, except per share data)

On January 24, 1996, B/E acquired all of the stock of Burns Aerospace Corporation. During fiscal 1999, B/E completed the following acquisitions: (1) On March 27, 1998, B/E acquired all of the stock of AI; (2) on April 13, 1998, B/E acquired all of the stock of PBASCO; (3) on April 21, 1998, B/E acquired all of the stock of AMP; (4) on July 30, 1998, B/E acquired all of the stock of ALC;
(5) on August 7, 1998, B/E acquired all of the stock of SMR; and (6) on September 3, 1998, B/E acquired all of the galley equipment business assets of C F Taylor. The financial data as of and for the fiscal years ended February 27, 1999, February 28, 1998, February 22, 1997, February 24, 1996 and February 25, 1995 have been derived from financial statements which have been audited by B/E's independent auditors. The following financial information is qualified by reference to, and should be read in conjunction with, the B/E financial statements, including notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report.

                                                                                  Fiscal Year Ended
                                                        -----------------------------------------------------------------------
                                                        Feb. 27,      Feb. 28,      Feb. 22,       Feb. 24,       Feb. 25,
                                                           1999          1998          1997         1996 (f)         1995
                                                           ----          ----          ----         --------         ----
Statements of Operations Data:
Net sales...............................              $  701,325    $ 487,999     $ 412,379      $ 232,582      $ 229,347
Cost of sales...........................                 522,875 (a)  309,094       270,557        160,031        154,863
                                                         --------     -------       -------        -------        -------
Gross profit............................                 178,450      178,905       141,822         72,551         74,484
Operating expenses:
  Selling, general and administrative...                  83,648       58,622        51,734         42,000         31,787
  Research, development and engineering.                  56,207       45,685        37,083         58,327 (g)     12,860
  Amortization..........................                  22,498       11,265        10,607          9,499          9,954
  Transaction gain, expenses and other                    53,854 (b)    4,664(d)         --          4,170 (h)     23,736 (i)
                                                          -------       -----      --------          -----         ------
expenses................................
Operating earnings (loss)...............                 (37,757)(c)   58,669        42,398        (41,445)        (3,853)
Interest expense, net...................                  41,696       22,765        27,167         18,636         15,019
                                                          ------       ------        ------         ------         ------
Earnings (loss) before income taxes
  (benefit),
  extraordinary item and cumulative effect of            (79,453)      35,904        15,231        (60,081)       (18,872)
  accounting change.....................
Income taxes (benefit)..................                   3,900        5,386         1,522             --         (6,806)
                                                        --------     --------      --------       ---------      ---------
Earnings (loss) before extraordinary item and
  cumulative effect of accounting change                 (83,353)      30,518        13,709        (60,081)       (12,066)
Extraordinary item......................                       --       8,956 (e)        --             --             --
                                                        ---------    --------      --------      ---------      ---------
Earnings (loss) before cumulative effect of
accounting                                               (83,353)      21,562        13,709        (60,081)       (12,066)
  change .................................
Cumulative effect of accounting change..                       --          --            --        (23,332) (g)        --
                                                         ---------   --------     ---------      --------        --------
Net earnings (loss).....................                $(83,353)    $ 21,562      $ 13,709       $(83,413)      $(12,066)
                                                        ========     ========      ========       ========       ========

Basic earnings (loss) per share (j):
Earnings (loss) before extraordinary item
   and cumulative effect of change in                   $            $   1.36      $    .77      $   (3.71)    $   (.75)
   accounting principle.................                  (3.36) (c)
Extraordinary item......................                     --                          --             --           --
                                                                         (.40)(e)
Cumulative effect of accounting change..                     --            --            --          (1.44) (g)      --
                                                        ---------    ---------     --------       ----------     --------
Net earnings (loss).....................                $ (3.36)      $   .96      $    .77      $   (5.15)     $   (.75)
                                                        ========     ========      ========      ==========     ========
Weighted average common  shares.........                  4,814        22,442        17,692          16,185        6,021
Diluted earnings (loss) per share (j):
Earnings (loss) before extraordinary item
   and cumulative effect of change in                   $      -      $  1.30      $    .72          (3.71)     $  (.75)
   accounting principle.................                   (3.36) (c)
Extraordinary item......................                      --                        --              --           --
                                                                         (.38)(e)
Cumulative effect of accounting change..                      --           --           --           (1.44) (g)      --
                                                        ---------     --------     --------       ----------    --------
Net earnings (loss).....................                 $ (3.36)     $   .92      $   .72       $   (5.15)     $  (.75)
                                                         ========     =======      ========      ==========     ========
Weighted average common  shares.........                  24,814       23,430        19,097         16,185        16,021
Balance Sheet Data (end of period):
Working capital.........................                $143,423     $262,504      $122,174        $41,824       $76,563
Total assets............................                 904,299      681,757       491,089        433,586       379,954
Long-term debt..........................                 583,715      349,557       225,402        273,192       172,693
Stockholders' equity....................                 115,873      196,775       165,761         44,157       125,331

                               Footnotes to Table

(a) During fiscal 1999, the Company implemented a restructuring plan and incurred costs associated with new product introductions, which together aggregated $87,825, and which were charged to cost of sales. Excluding such costs and charges, the Company's gross profit and gross margin for fiscal 1999 would be $266,275 and 38%, respectively (See Management's Discussion and Analysis of Financial Condition and Results of Operations).

(b) As a result of the 1999 Acquisitions, the Company recorded a charge of $79,155 for the write-off of acquired in-process research and development and acquisition-related expenses. The Company also sold a 51% interest in its In-Flight Entertainment business ("IFE Sale"), as a result of which the Company recorded a gain of $25,301. Transaction gain, expenses and other expenses for the year ended February 27, 1999 consist of the in-process research and development and other acquisition expenses, offset by the gain attributable to the IFE Sale.

(c) Excluding the non-operational impact of the matters described above, operating earnings, net earnings and earnings per share (diluted) (based upon a 17% tax rate) were $103,922, $50,817 and $2.03, respectively.

(d) In fiscal 1998, the Company resolved a long-running dispute with the U.S. Government over export sales between 1992 and 1995 to Iran Air. The Company recorded a charge of $4,664 in fiscal 1998 related to fines, civil penalties and associated legal fees arising from the settlement.

(e) The Company incurred an extraordinary charge of $8,956 during fiscal 1998 for unamortized debt issue costs, tender and redemption premiums and fees and expenses related to the repurchase of its 9 3/4% Senior Notes.

(f) On January 24, 1996, the Company acquired all of the stock of Burns Aerospace, Inc., an industry leader in commercial aircraft seating. The acquisition of Burns was accounted for as a purchase, and Burns results are included in B/E's historical financial data from the date of acquisition.

(g) In fiscal 1996, the Company changed its method of accounting relating to the capitalization of pre-contract engineering costs that were previously included as a component of inventories and amortized to earnings as the product was shipped. Effective February 24, 1995, such costs have been charged to research, development and engineering and expensed as incurred and, as a result, periods prior to fiscal 1996 are not comparable. In connection with such change in accounting, the Company recorded a charge to earnings of $23,332.

(h) In fiscal 1996, in conjunction with the Company's rationalization of its seating business and as a result of the Burns acquisition, the Company recorded a charge to earnings of $4,170 related to costs associated with the integration and consolidation of the Company's European seating operations.

(i) In fiscal 1995, the Company charged to earnings $23,736 of expenses primarily related to intangible assets and inventories associated with the Company's earlier generations of passenger entertainment systems.

(j) During fiscal year 1998, the Company adopted Statement of Financial Accounting Standard No. 128, Earnings per Share, and, accordingly, has restated earnings per share for all periods presented.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" includes forward-looking statements which involve risks and uncertainties. Our actual experience may differ materially from that anticipated in such statements. Factors that might cause such a difference include, but are not limited to, those discussed in "Risk Factors" contained in
Exhibit 99 hereto, as well as future events that may have the effect of reducing our available operating income and available cash balances, such as unexpected operating losses or delays in the integration of our acquired businesses, conditions in the airline industry, customer delivery requirements, new or expected refurbishments, cash expenditures related to possible future acquisitions, delays in the implementation of the Company's integrated management information system, labor disputes involving us, our significant customers or airframe manufacturers, delays or inefficiencies in the introduction of new products or fluctuations in currency exchange rates.

INTRODUCTION
(Dollars in thousands, except per share data)

     B/E Aerospace, Inc. ("B/E") is the world's largest manufacturer of commercial and general aviation aircraft cabin interior products, serving virtually all major airlines and a wide variety of general aviation customers and airframe manufacturers. Management believes that the Company has achieved leading global market positions in each of its major product categories, which include aircraft seats, food and beverage preparation and storage equipment, galley and other interior structures, oxygen delivery systems, lighting systems and in-flight entertainment systems. In addition, B/E provides design, integration, installation and certification services, offering its customers in-house capabilities to design, project manage, integrate, test and certify reconfigurations and modifications for commercial aircraft cabin interiors and to manufacture related products, including engineering kits and interface components. B/E also provides upgrade, maintenance and repair services for its airline customers around the world.

       B/E's revenues are generally derived from two primary sources: refurbishment or upgrade programs for the existing worldwide fleets of commercial and general aviation aircraft and new aircraft deliveries. B/E believes its large installed base of products, estimated to be approximately $5,400,000 as of February 27, 1999 (valued at replacement prices), gives it a significant advantage over competitors in obtaining orders for refurbishment programs, principally due to the tendency of the airlines to purchase equipment for such programs from the original supplier. B/E's revenues are generated primarily from programs initiated by the airlines that may vary significantly from year to year in terms of size, mix of products and length of delivery. During the most recent airline industry recession, which ended in 1994, the airlines significantly depleted their cash reserves and incurred record losses. In an effort to improve their liquidity, the airlines conserved cash by reducing or deferring cabin interior refurbishment and upgrade programs and purchases of new aircraft. As a result, in contrast with historical experience, B/E experienced declines in both new aircraft and refurbishment programs.

       Since early 1994, the airlines have experienced a significant turnaround in operating results, with the domestic airline industry achieving record operating earnings during calendar years 1995 through 1998. Consequently, during fiscal 1999 B/E experienced significant growth in backlog, revenues and operating earnings. This growth is a reflection of the airlines' need to begin refurbishing worn fleets and their ability to do so as a result of the strengthening of the airlines' balance sheets.

            The Company has substantially expanded the size, scope and nature of its business as a result of a number of acquisitions. Since 1989, B/E has completed 15 acquisitions, including four major acquisitions in fiscal 1999, for an aggregate purchase price of approximately $680,000 in order to position the Company as the preferred global supplier to its customers.

            During the period from 1989 to 1996, the Company acquired nine commercial aircraft cabin interior products manufacturers for approximately $290,000. Through these acquisitions, B/E built worldwide market leadership positions and became the number one manufacturer for a great number of its product offerings. At the same time, the Company rationalized its businesses and began re-engineering operations. We integrated the acquisitions by eliminating 11 operating facilities and consolidating personnel at the acquired businesses, resulting in headcount reductions of approximately 1,300 employees through January 1998. The impact of these efforts is evidenced by the improvement in gross margin (before special costs and charges). During the five-year and three-year periods ended February 27, 1999, the Company's gross margin expanded by 550 basis points and 360 basis points, respectively, ending at 38% for fiscal 1999. Similarly, the Company has expanded its operating margin (before special costs and charges) from 10.3% in fiscal 1997 to 14.8% in fiscal 1999.

        The acquisitions completed during fiscal 1999 are collectively referred to as the "1999 Acquisitions." While the Company will continue to be susceptible to industry-wide conditions, management believes that the Company's significantly more diversified product line and revenue base achieved through acquisitions has reduced its exposure to demand fluctuations in any one product area.

       As a result of the 1999 Acquisitions, the Company has recorded a charge of $79,155 for the write-off of in-process research and development and other acquisition-related expenses associated with the Company's Acquisitions. In-process research and development expenses arose from new product development projects that were in various stages of completion at the respective acquired companies at the dates of such acquisitions. In-process research and development expenses related to products under development at the dates of such acquisition that had not established technological feasibility and for which no alternative use had been identified were written off. The in-process research and development projects have been valued based on expected net cash flows over the product life, costs to complete, the stage of completion of the projects, the result of which has been discounted to reflect the inherent risk associated with the completion of the projects, and the realization of the efforts expended. For a more complete description of in-process research and development costs, see
Note 4 to the Company's 1999 financial statements.

     On February 25, 1999, the Company sold a 51% interest in its In-flight Entertainment ("IFE") business to a wholly owned subsidiary of Sextant Avionique, S.A. ("Sextant"). Sextant, which supplies complete avionics systems for both military and civil aircraft, is one of the world's leading suppliers of aircraft avionics systems, is a wholly owned subsidiary of Thomson CSF, and the largest supplier of such systems to Airbus Industrie. Terms of the agreement provide for Sextant to acquire its 51% interest in IFE for an initial cash purchase price of $62,000. The final purchase price will be determined on the basis of operating results for the joint venture over its initial two years of operations and could range from $47,000 to $87,000. For financial reporting purposes, the Company recorded a gain on this transaction (the "IFE Sale") of approximately $25,301, (which has been reflected as a component of transaction gain, expenses and other expenses in its statement of operations for the year ended February 27, 1999) and has deferred $15,000 of the initial purchase price subject to the determination of the final purchase price described above. The Company used substantially all of the net proceeds to repay bank borrowings.

      During the fourth quarter of fiscal 1999, the Company began to implement a restructuring plan designed to lower its cost structure and improve its long-term competitive position. This plan includes eliminating seven of its principal facilities, reducing the total number from 21 to 14, reducing its employment base by approximately 8% and rationalizing its product offerings. The Company recognized a charge in the fourth quarter of fiscal 1999 of $87,825 to provide for the entire amount of restructuring, along with costs associated with new product introductions, all of which was charged to cost of sales, of which $62,497 is related to North American facilities. These costs and charges are comprised of $61,089 related to impaired inventories and property, plant and equipment related to the rationalization of its product offerings, new product introduction costs of $21,787, and severance and related separation costs, lease termination and other costs of $4,949.

       The worldwide reduction in facilities, personnel and product offerings will aid the Company in several ways. It will strengthen the global business management focus on the core product categories, achieve a more effective leveraging of resources and improve the Company's ability to rapidly react to changing business conditions. The rationalization of product offerings, which was brought about as a result of the 1999 Acquisitions and the large number of new product introductions during the past year, will provide an ongoing benefit of a generally lower cost structure.

       Pretax cash outlays associated with the restructuring program were not significant during fiscal 1999, and are expected to be approximately $4,900 during fiscal 2000. Cash requirements are expected to be funded from operations. The Company identified seven facilities, four domestic and three in Europe, for consolidation. The consolidation activities are expected to commence during the first quarter of fiscal 2000 and be substantially complete by the end of the fiscal year. When fully implemented, management expects that this program will generate pretax savings of approximately $15,000 - $20,000 annually.

       The assets impacted by this program include factories, warehouses, assembly operations, administration facilities, machinery and equipment and inventories. The new product introduction costs represent costs incurred in bringing new products to market in volume for the first time and include tooling, engineering design and development, costs in excess of standard costs at budgeted manufacturing levels and related expenditures. Management anticipates that the Company will continue to incur pressure on its gross margins during the upcoming year as it achieves learning curve efficiencies associated with the introduction of these new products in volume for the first time and as it implements its integrated management information system throughout the Company, and such costs could be material.

       Over the last two fiscal years, the Company's gross margins have improved substantially, increasing from 34.4% in fiscal 1997 to 36.7% in fiscal 1998 and to 38.0% in fiscal 1999 (before special costs and charges described above). The primary reasons for the improvement in gross margins include: (1) a company-wide re-engineering program which has resulted in higher employee productivity and better manufacturing efficiency, (2) higher unit volumes and (3) improvement in product mix.

       B/E's business strategy is to maintain its market leadership position through various initiatives, including new product development. In fiscal 1999, research, development and engineering expenses totaled $56,207, or 8.0% of net sales.

       The following discussion and analysis addresses the results of the Company's operations for the year ended February 27, 1999, as compared to the Company's results of operations for the year ended February 28, 1998. The discussion and analysis then addresses the results of the Company's operations for the year ended February 28, 1998 as compared to the Company's results of operations for the year ended February 22, 1997. The discussion and analysis then addresses the liquidity and financial condition of the Company and other matters.

YEAR ENDED FEBRUARY 27, 1999 COMPARED TO THE YEAR ENDED FEBRUARY 28, 1998

       Net sales for fiscal 1999 were $701,325, an increase of approximately $213,326, or 44% over the prior year. Organic revenue growth during fiscal 1999 was approximately 10.6%; organic revenue growth, exclusive of IFE in both fiscal 1998 and fiscal 1999 was approximately 13.7%, whereas revenue growth on a pro forma basis for both fiscal 1999 and 1998 giving effect to the 1999 Acquisitions and excluding IFE for both periods was approximately 15.5%. The second half of fiscal 1999 reflected substantially greater internal growth than the first half of the year, primarily driven by the Company's Seating Products Group. Of the Company's backlog of approximately $640,000 as of February 27, 1999, $431,000 is deliverable by the end of fiscal 2000.

       Gross profit for fiscal 1999 before the special costs and charges described above was $266,275 (38.0% of sales). This was $87,370, or 49%, greater than the comparable period in the prior year of $178,905, which represented 36.7% of sales. The primary reasons for the improvement in gross margins include: (1) a company-wide re-engineering program which has resulted in higher employee productivity and better manufacturing efficiency, (2) higher unit volumes and (3) improvement in product mix. As described above, during fiscal 1999 the Company commenced a restructuring plan designed to lower its cost structure and improve its long-term competitive position. The cost of the restructuring, along with costs associated with new product introductions was approximately $87,800. The Company recorded such amount as an increase in cost of sales during fiscal 1999; reflecting such costs and charges, gross profit for the year was $178,450 or 25.4% of sales.

       Selling, general and administrative expenses were $83,648 (11.9% of sales) for fiscal 1999, which was $25,026, or 43%, greater than the comparable period in the prior year of $58,622 (12.0% of sales). The increase in selling, general and administrative expenses was primarily due to the 1999 Acquisitions along with increases associated with internal growth.

       Research, development and engineering expenses were $56,207 (8.0% of sales) during fiscal 1999, an increase of $10,522 over the prior year. The increase in research, development and engineering expense is primarily attributable to ongoing new product development activities and the 1999 Acquisitions.

       Amortization expense for fiscal 1999 of $22,498 was $11,233 greater than the amount recorded in the prior year, and is due to the 1999 Acquisitions.

       Based on management's assumptions, a portion of the purchase price for the 1999 Acquisitions was allocated to purchased in-process research and development that had not reached technological feasibility and had no future alternative use. During fiscal 1999, the Company recorded a charge of $79,155 for the write-off of acquired in-process research and development and other acquisition-related expenses. Such amount has been presented as a component of transaction gain, expenses and other expense in the accompanying financial statements. Management estimates that the research and development cost to complete the in-process research and development related to projects will aggregate approximately $11,000 which will be incurred over a five-year period.

       In February 1999, the Company sold a 51% interest in IFE to Sextant for an initial cash purchase price of $62,000. The final purchase price will be determined on the basis of the operating results for the joint venture over its initial two years of operations and could range from $47,000 to $87,000; accordingly, $15,000 of the proceeds have been deferred at February 25, 1999 and are included in other liabilities. The Company has recorded a gain on this transaction of approximately $25,301, which has been reflected as component of transaction gain, expenses and other expense in the accompanying financial statements.

       The Company incurred an operating loss of $(37,757) (which includes restructuring and new product introduction costs of $87,825, acquisition-related expenses of $79,155 and the transaction gain of $25,301) during fiscal 1999, as compared to operating earnings of $58,669 in the prior year. Operating earnings during fiscal 1999 excluding such costs, expenses and the transaction gain were $103,922, or 14.8% of sales.

       Interest expense, net was $41,696 during fiscal 1999, or $18,931 greater than interest expense of $22,765 for the prior year and is due to the increase in the Company's long-term debt incurred in connection with the 1999 Acquisitions.

       The loss before income taxes in the current year was $(79,453) (which includes restructuring and new product introduction costs of $87,825, acquisition-related expenses of $79,155 and the transaction gain of $25,301) as compared to earnings before income taxes of $35,904 in the prior year. Earnings before income taxes excluding the above mentioned costs and expenses were $62,226. Income tax expense for fiscal 1999 was $3,900 as compared to $5,386 in the prior year.

       The loss before extraordinary items for fiscal 1999 was $(83,353), or $(3.36) per share (diluted), as compared to earnings before extraordinary items of $30,518 or $1.30 per share (diluted), for the comparable period in the prior year.

       The Company incurred an extraordinary loss of $8,956 during fiscal 1998 for unamortized debt issue costs, tender and redemption premiums and costs and expenses associated with the repurchase of its 9 3/4% Notes.

       The net loss for fiscal 1999 was $(83,353), or $(3.36) per share (diluted), as compared to net earnings of $21,562 of $.92 per share (diluted) in fiscal 1998.

YEAR ENDED FEBRUARY 28, 1998 COMPARED TO YEAR ENDED FEBRUARY 22, 1997

       Sales for the year ended February 28, 1998 were $487,999, or 18% higher than sales of $412,379 in the prior year, and reflected a 24% increase in product sales, offset by a $13,305 decline in service revenues (attributable to discontinued service lines of business). Year over year, the Company experienced an increase in seating products revenues of approximately $35,000 (or 16%), a $25,000, or 25% increase in interior systems products revenues and a $29,000, or 56% increase in in-flight entertainment products revenues. The revenue increases for the Seating Products and In-Flight Entertainment Groups are primarily the result of retrofit programs that seven of the ten largest airlines in the world have commenced, while the increase in revenues for the Interior Systems Products Group is primarily related to both the surge in new aircraft deliveries and the increase in retrofit activity.

       Gross profit was $178,905, or 36.7% of sales, for the year ended February 28, 1998 and was $37,083, or 26% greater than the prior year's gross profit of $141,822, which represented 34.4% of sales. The increase in gross profit, while primarily the result of the higher sales volume, was also positively impacted by the 230 basis point improvement in gross margin.

     Selling, general and administrative expenses were $58,622, or 12.0% of sales, for the year ended February 28, 1998. This was $6,888, or 13% higher than the selling, general and administrative expenses for the prior year of $51,734 (12.5% of sales), and is primarily due to the higher level of sales and quotation activity, as well as a higher level of customer service, product support and information technology activities.

       Research, development and engineering expenses were $45,685, or 9.4% of sales, for the fiscal year ended February 28, 1998. For the prior year, research, development and engineering expenses were $37,083, or 9.0% of sales. The increase in research, development and engineering was attributable to B/E's ongoing new product development programs, including costs related to the development of the MDDS expenditures.

       Amortization expense for the fiscal year ended February 28, 1998 of $11,265 was $658, or 6% higher than the amount recorded in the prior year.

       Other expenses for the fiscal year ended February 28, 1998 consisted of a non-recurring charge of $4,664 related to the settlement of a dispute with the U.S. Government over certain export sales between 1992 and 1995. See "Business--Legal Proceedings."

       Net interest expense was $22,765 for the year ended February 28, 1998 or $4,402 less than the net interest expense of $27,167 recorded for the prior year and is due to the decrease in the Company's long-term debt.

       The increase in gross profit offset by somewhat higher operating expenses and lower interest expenses in the current year resulted in earnings before income taxes, extraordinary item and cumulative effect of change in accounting principle of $35,904, an increase of $20,673 over the prior year.

       Income taxes for the year ended February 28, 1998 were $5,386, or 15% of earnings before income taxes as compared to $1,522, or 10% of earnings before income taxes, in the prior year.

       Earnings before extraordinary item were $30,518, or $1.30 per share (diluted), which includes the $4,664 non-recurring charge related to the settlement of the dispute with the U.S. Government, for the year ended February 28, 1998, as compared to $13,709, or $.72 per share (diluted), for the prior year.

       The Company incurred an extraordinary charge of $8,956 during fiscal 1998 for unamortized debt issue costs, tender and redemption premiums and fees and expenses related to the repurchase of its 9 3/4% Notes.

       Net earnings were $21,562, or $.96 per share (basic) and $.92 per share (diluted), for the year ended February 28, 1998, as compared to $13,709, or $.77 per share (basic) and $.72 per share (diluted), for the prior year.

LIQUIDITY AND CAPITAL RESOURCES

       The Company's liquidity requirements consist of working capital needs, ongoing capital expenditures and scheduled payments of interest on its indebtedness. B/E's primary requirements for working capital have been directly related to increased accounts receivable and inventory levels as a result of revenue growth. B/E's working capital was $143,423 as of February 27, 1999, as compared to $262,504 as of February 28, 1998.

     At February 27, 1999, cash and cash equivalents were $39,500, as compared to $164,685 at February 28, 1998. The primary use of cash during the current fiscal year was $349,690 for the 1999 Acquisitions. Cash provided from operating activities was $15,215 for fiscal 1999. The primary source of cash during fiscal 1999 was the net loss of ($83,353) offset by non-cash restructuring and transaction charges of $166,980, decreases in accounts receivable of $21,407 and increases in accounts and income taxes payable and accrued and other liabilities of $39,856, offset by a use of cash of $16,449 related to increases in inventories and other current assets.

       The Company's capital expenditures were $37,465 and $28,923 during fiscal 1999 and 1998, respectively. The increase in capital expenditures was primarily attributable to (1) the development of a new management information system to replace the Company's existing systems, many of which were inherited in acquisitions, and (2) expenditures for plant modernization. The management information system is expected to be installed over 71 months and is Year 2000 compliant. Those facilities slated for implementation after September 1999 are currently Year 2000 compliant. The Company anticipates ongoing annual capital expenditures of approximately $30,000 for the next several years to be in line with the expanded growth in business and the recent acquisitions.

       The Company's Bank Credit Facility consists of a $100,000 revolving credit facility and an acquisition facility of $36,000. The revolving credit facility expires in August 2004 and the acquisition facility is amortizable over five years beginning in August 1999. The Bank Credit Facility is collateralized by the Company's accounts receivable, inventories and by substantially all of its other personal property. At February 27, 1999, indebtedness under the existing Bank Credit Facility consisted of letters of credit aggregating approximately $3,053 and outstanding borrowings under the acquisition facility aggregating $36,000 (bearing interest at LIBOR plus 1.50%, or approximately 6.5% as of February 27, 1999). The Bank Credit Facility contains customary affirmative covenants, negative covenants and conditions of borrowing, all of which were met by the Company as of February 27, 1999.

       In January 1996, the Company sold $100,000 of 9 7/8% Senior Subordinated Notes (the "9 7/8% Notes"). In February 1998, the Company sold $250,000 of 8% Senior Subordinated Notes (the "8% Notes"). In conjunction with the sale of the 8% Notes, the Company initiated a tender offer for the $125,000 of 9 3/4% Senior Notes due 2003 (the "9 3/4% Notes"). The net proceeds from the offering of approximately $240,419 were used (1) for the tender offer (which expired on February 25, 1998) in which approximately $101,800 of the 9 3/4% Notes were retired, (2) to call the remaining 9 3/4% Notes on March 16, 1998 and (3) together with the proceeds from the Bank Credit Facility, to partially fund the 1999 Acquisitions. The Company incurred an extraordinary charge of $8,956 for unamortized debt issue costs, tender and redemption premiums and fees and expenses related to the repurchase of the 9 3/4% Notes. In December 1998, the Company sold $200,000 of 9 1/2% Senior Subordinated Notes (the "9 1/2 Notes"). The net proceeds from the offering of approximately $194,100 were used to settle the Company's obligations related to the SMR obligation and to repay a portion of the Company's bank borrowings.

       Long-term debt consists principally of the Bank Credit Facility, 9 7/8% Notes, 8% Notes and 9 1/2% Notes. The 9 7/8% Notes, 8% Notes and 9 1/2% Notes mature on February 1, 2006, March 1, 2008 and November 1, 2008, respectively. The 9 7/8% Notes, 8% Notes and 9 1/2% Notes contain restrictive covenants, all of which were met by the Company as of February 27, 1999, including limitations on future indebtedness, restricted payments, transactions with affiliates, liens, dividends, mergers and transfers of assets.

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

DEFERRED TAX ASSETS

       The Company has established a valuation allowance related to the utilization of its deferred tax assets because of uncertainties that preclude it from determining that it is more likely than not that it will be able to generate taxable income to realize such asset during the operating loss carryforward period, which expires in 2013. Such uncertainties include recent cumulative losses by the Company, the highly cyclical nature of the industry in which it operates, economic conditions in Asia which impact the airframe manufacturers and the airlines, the Company's high degree of financial leverage, risks associated with the implementation of its integrated management information system, and risks associated with the integration of acquisitions. The Company monitors these as well as other positive and negative factors that may arise in the future, as it assesses the necessity for a valuation allowance for its deferred tax assets.

YEAR 2000 COSTS

       The "Year 2000" ("Y2K")issue is the result of computer programs using two digits rather than four to define the applicable year. Because of this programming convention, software, hardware or firmware may recognize a date using "00" as the year 1900 rather than the year 2000. Use of non-Year 2000 compliant programs could result in system failures, miscalculations or errors causing disruptions of operations or other business problems, including, among others, a temporary inability to process transactions and invoices or engage in similar normal business activities.

       B/E Technology Initiatives Program. The Company has experienced substantial growth as a result of having completed 15 acquisitions since 1989. Essentially all of the acquired businesses were operating on separate information systems, using different hardware and software platforms. In fiscal 1997, the Company analyzed its systems, both pre-existing and acquired, for Year 2000 compliance with a view to replacing non-compliant systems and creating an integrated Year 2000 compliant system. In addition, the Company has developed a comprehensive program to address the Year 2000 issue with respect to the following non-system areas: (1) network switching, (2) the Company's non-information technology systems (such as buildings, plant, equipment and other infrastructure systems that may contain embedded microcontroller technology) and (3) the status of major vendors, third-party network service providers and other material service providers (insofar as they relate to the Company's business). As explained below, the Company's efforts to assess its systems as well as non-system areas related to Year 2000 compliance involve: (1) a wide-ranging assessment of the Year 2000 problems that may affect the Company,
(2) the development of remedies to address the problems discovered in the assessment phase and (3) testing of the remedies.

       Assessment Phase. The Company has identified substantially all of its major hardware and software platforms in use as well as the relevant non-system areas described above. The Company has determined its systems requirements on a company-wide basis and has begun the implementation of an enterprise resource planning ("ERP") system, which is intended to be a single system database onto which all the Company's individual systems will be migrated. In relation thereto, the Company has signed contracts with substantially all of its significant hardware, software and other equipment vendors and third-party network service providers related to Year 2000 compliance.

       Remediation and Testing Phase. In implementing the ERP system, the Company undertook and has completed a remediation and testing phase of all internal systems, LANS, WANs and PBXS. This phase was intended to address potential Year 2000 problems of the ERP system in relation to both information technology and non-information technology systems and then to demonstrate that the ERP software was Year 2000 compliant. ERP system software was selected and applications implemented by a team of internal users, outside system integrator specialists and ERP application experts. The ERP system was tested between June 1997 to 1998 by this team of experts. To date, eight locations have been fully implemented on the ERP system. This company-wide solution is being deployed to all other B/E sites in a manner that is designed to meet full implementation for all non-Year 2000 compliant sites by the year 2000.

       Program to Assess and Monitor Progress of Third Parties. As noted above, B/E has also undertaken an action plan to assess and monitor the progress of third-party vendors in resolving Year 2000 issues. To date, the Company has (1) obtained guidance from outside counsel to ensure legal compliance, (2) generated correspondence to each of its third-party vendors to assess the Y2K readiness of these vendors, (3) contracted a `Vendor Y2K' fully automated tracking program to track all correspondence to/from vendors, to track timely responses via an automatic computer generated `trigger' to provide an electronic folder for easy reference and retention and to specifically track internally identified `critical' vendors. The Company is also currently in the midst of developing an internal consolidated database of the Company's vendors. To monitor its third- party vendors, the Company has sent a correspondence mailing to targeted vendors and is currently following up on non-deliverable letters and those vendors that indicated material problems in their replies. The Company believes that the majority of the required compliance and remediation with respect to these vendors will be completed in the beginning of the second quarter of fiscal 2000.

       Contingency Plans. The Company has begun to analyze contingency plans to handle the worst-case Year 2000 scenarios that the Company believes reasonably could occur and, if necessary, intends to develop a timetable for completing such contingency plans.

       Costs Related to the Year 2000 Issue. To date, the Company has incurred approximately $30,000 in costs related to the implementation of the ERP system. The Company currently estimates the total ERP implementation will cost approximately $38,000 and a portion of the costs have and will be capitalized to the extent permitted under generally accepted accounting principles.

       Risks Related to the Year 2000 Issue. Although the Company's efforts to be Year 2000 compliant are intended to minimize the adverse effects of the Year 2000 issue on the Company's business and operations, the actual effects of the issue will not be known until the year 2000. Difficulties in implementing the ERP system or failure by the Company to fully implement the ERP system or the failure of its major vendors, third-party network service providers, and other material service providers and customers to adequately address their respective Year 2000 issues in a timely manner would have a material adverse effect on the Company's business, results of operations, and financial condition. The Company's capital requirements may differ materially from the foregoing estimate as a result of regulatory, technological and competitive developments (including market developments and new opportunities) in the Company's industry. See "Risk Factors--Potential Failure of Computer Systems to Recognize Year 2000."

INDUSTRY CONDITIONS

       The Company's principal customers are the world's commercial airlines. As a result, the Company's business is directly dependent upon the conditions in the highly cyclical and competitive commercial airline industry. In the late 1980s and early 1990s the world airline industry suffered a severe downturn, which resulted in record losses and several air carriers seeking protection under bankruptcy laws. As a consequence, during such period, airlines sought to conserve cash by reducing or deferring scheduled cabin interior refurbishment and upgrade programs and delaying purchases of new aircraft. This led to a significant contraction in the commercial aircraft cabin interior products industry and a decline in the Company's business and profitability. Since early 1994, the airlines have experienced a turnaround in operating results, leading the domestic airline industry to record operating earnings during calendar years 1995 through 1998. This financial turnaround has, in part, been driven by record load factors, rising fare prices and declining fuel costs. The airlines have substantially restored their balance sheets through cash generated from operations and debt and equity placements. As a result, the levels of airline spending on refurbishment and new aircraft purchases have expanded. However, due to the volatility of the airline industry and the current general economic and financial turbulence, there can be no assurance that the profitability of the airline industry will continue or that the airlines will maintain or increase expenditures on cabin interior products for refurbishments or new aircraft.

       In addition, the airline industry is undergoing a process of consolidation and significantly increased competition. Such consolidation could result in a reduction in future aircraft orders as overlapping routes are eliminated and airlines seek greater economics through higher aircraft utilization. Increased airline competition may also result in airlines seeking to reduce costs by producing greater price competition from airline cabin interior products manufacturers, thereby adversely affecting the Company's revenues and margins.

       Recently, turbulence in the financial and currency markets of many Asian countries has led to uncertainty with respect to the economic outlook for these countries. Of the Company's $640,000 of backlog at February 27, 1999, approximately $431,200 is deliverable by the end of fiscal 2000. Of the total backlog at February 27, 1999, the Company had $91,800 with Asian carriers. Of such Asian carrier backlog, approximately $49,600 is with Japan Airlines, Singapore Airlines and Cathay Pacific. Although not all carriers have been affected by the current economic events in the Pacific Rim, certain carriers, including non-Asian carriers that have substantial Asian routes, could cancel or defer their existing orders. In addition, Boeing has announced that in light of the continued severe economic conditions in Asia, it will be substantially scaling back production of a number of aircraft types, including particularly wide-body aircraft which require up to seven times the dollar content for B/E's products as compared to narrow-body aircraft.

ITEM 7A.  QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

               The Company is exposed to a variety of risks, including foreign currency fluctuations and changes in interest rates affecting the cost of its debt.

       Foreign currency -- The Company has direct operations in Europe that receive revenues from customers in various currencies and purchase raw materials and component parts from foreign vendors in various currencies. Accordingly, the Company is exposed to transaction gains and losses that could result from changes in foreign currency exchange rates relative to the U.S. dollar. The largest foreign currency exposure results from activity in British pounds and Dutch guilders.

       From time to time, the Company and its foreign subsidiaries may enter into foreign currency exchange contracts to manage risk on transactions conducted in foreign currencies. At February 27, 1999, the Company had no outstanding forward currency exchange contracts. The Company does not enter into any other derivative financial instruments.

       Directly and through its subsidiaries, the Company sells to various customers in the European Union which adopted the Euro as their legal currency on January 1, 1999. The Euro is already used for some financial transactions and expected to enter general circulation after a three-year transition period ending January 1, 2002. The Company has analyzed whether the conversion to the Euro will materially affect its business operations. The Company's information systems are capable of processing transactions in Euros.

Additionally, the Company is planning to upgrade certain of its information systems through December 2000 to enhance its capability to process transactions and keep records in Euros. The Company does not expect costs in connection with the Euro conversion to be material.

       Interest Rates -- At February 27, 1999, the Company had adjustable rate debt of approximately $44,191 and fixed rate debt of approximately $549,440. The weighted average interest rate for the adjustable and fixed rate debt was approximately 6.5% and 8.9%, respectively, at February 27, 1999. If interest rates were to increase by 10% above current rates, the estimated impact on the
Company's   financial   statements   would  be  to  reduce  pretax  income  by
approximately $300. The Company does not engage in transactions intended to hedge its exposure to changes in interest rates.

       As of February 27, 1999, the Company maintained a portfolio of securities consisting mainly of taxable, interest-bearing deposits with weighted average maturities of less than three months. If short-term interest rates were to increase or decrease by 10%, the Company estimates interest income would increase or decrease by approximately $200.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this section is set forth beginning from page F-1 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                [Remainder of this page intentionally left blank]

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       Information set forth under the caption "Election of Directors" in the proxy statement to be filed with the Commission in connection with the Company's 1999 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated by reference herein.

       Information relating to the executive officers of the Company is set forth in Part I, Item 4 of this annual report under the caption "Executive Officers of the Registrant."

ITEM 11.  EXECUTIVE COMPENSATION

       Information set forth under the caption "Executive Compensation" in the Proxy Statement is incorporated by reference herein. The Compensation Committee Report and the Performance Graph included in the Proxy Statement are not incorporated herein.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       Information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement is incorporated by reference herein.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       Information set forth under the caption "Certain Relationships and Related Transactions" in the Proxy Statement is incorporated by reference herein.

                [Remainder of this page intentionally left blank]

                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

      1.   Consolidated Financial Statement (See page F-1)

           Independent Auditors' Report.

           Consolidated  Balance  Sheets,  February  27, 1999 and February 28,
           1998.

           Consolidated  Statements of  Operations  and  Comprehensive  Income
           (Loss) for the Years Ended February 27, 1999, February 28, 1998 and February 22, 1997.

           Consolidated Statements of Stockholders' Equity for the Years Ended February 27, 1999, February 28, 1998 and February 22, 1997.

           Consolidated Statements of Cash Flows for the Years Ended February 27, 1999 February 28, 1998 and February 22, 1997.

           Notes to Consolidated Financial Statements for the Years Ended February 27, 1999, February 28, 1998 and February 22, 1997.

      2.   Financial Statement Schedule

           Schedule II - Valuation and Qualifying Accounts

           All other financial statement schedules are omitted because such schedules are not required or the information required has been presented in the aforementioned consolidated financial statements.

      3. Exhibits - The exhibits listed in the following "Index to Exhibits" are filed with this Form 10-K or incorporated by reference as set forth below.

(b) The following reports on Form 8-K were filed during the quarter ended February 27, 1999.

           January 25, 1999     Form 8-K/A relating to the acquisition of
                                SMR Aerospace, Inc.

           January 27, 1999     Form 8-K relating to the announcement of the
                                sale of a 51% interest in the Company's
                                In-Flight Entertainment ("IFE") business.

(c) The exhibits listed in the following "Index to Exhibits" are filed with this Form 10-K or incorporated by reference as set forth below.

(d)   Additional Financial Statement Schedules - None.

                                INDEX TO EXHIBITS

Exhibit
Number               Description
-------              -----------
EXHIBIT 3         ARTICLES OF INCORPORATION AND BY-LAWS

3.1          Amended and Restated Certificate of Incorporation (1)
3.2          Certificate of Amendment of the Restated Certificate of
             Incorporation (2)
3.3          Certificate of Amendment of the Restated Certificate of
             Incorporation (17)
3.4          Amended and Restated By-Laws (18)

Exhibit 4 Instruments Defining the Rights of Security Holders, including debentures

4.1          Specimen Common Stock Certificate (1)
4.2          Form of Note for the Registrant's 9 1/2% Senior Subordinated
             Notes (19)
4.3 Indenture dated November 2, 1998 between The Bank of New York, as trustee, and the Registrant relating to the Registrant's 9 1/2% Senior Subordinated Notes (19)
4.4 Form of Note for the Registrant's Series B 9 7/8% Senior Subordinated Notes (3)
4.5 Indenture dated January 24, 1996 between Fleet National Bank, as trustee, and the Registrant relating to the Registrant's 9 7/8% Senior Subordinated Notes and Series B 9 7/8% Senior Subordinated Notes (3)
4.6          Form of Note for the Registrant's 8% Series B Senior Subordinated
             Notes (4)
4.7 Indenture dated February 13, 1998 for the Registrant's issue of 8% Senior Subordinated Notes (4)
4.8 Form of Stockholders' Agreement by and among the Registrant, Summit Ventures II, L.P., Summit Investors II, L.P. and Wedbush Capital Partners (5)
4.9 Rights Agreement between the Registrant and BankBoston, N.A., as rights agent, dated as of November 12, 1998 (18)

EXHIBIT 10(I)     MATERIAL CONTRACTS

10.1 Supply Agreement dated as of April 17, 1990 between the Registrant and Applied Extrusion Technologies, Inc. (1)
10.2         Fifth Amended and Restated Credit  Agreement dated August 7, 1998
             (17)
10.3 Receivables Sales Agreement dated January 24, 1996 among the Registrant, First Trust of Illinois, N.A. and Centrally Held Eagle Receivables Program, Inc. (3)
10.4 Escrow Agreement dated January 24, 1996 among the Registrant, Eagle Industrial Product Corporation and First Trust of Illinois, N.A. as Escrow Agent (3)
10.5 Acquisition Agreement dated as of December 14, 1995 by and among the Registrant, Eagle Industrial Products Corporation, Eagle Industries, Inc. and Great American Management and Investment, Inc. (8)
10.6 Asset Purchase Agreement dated as of April 16, 1998 by and between Stanford Aerospace Group, Inc. and the Registrant (9)
10.7 Stock Purchase Agreement dated as of March 31, 1998 by and between the Registrant and Puritan Bennet Corporation (10)
10.8         Acquisition Agreement dated July 21, 1998 among the Registrant
             and Sellers named therein    (16)

EXHIBIT 10(II) LEASES

10.9 Lease dated May 15, 1992 between McDonnell Douglas Company, as lessor, and the Registrant, as lessee, relating to the Irvine, California property (2)
10.10 Lease dated September 1, 1992 relating to the Wellington, Florida property (2)

Exhibit
Number               Description
-------              -----------
10.11 Chesham, England Lease dated October 1, 1973 between Drawheath Limited and the Peninsular and Oriented Stem Navigation Company (assigned in February 1985) (14)
10.12 Utrecht, The Netherlands Lease dated December 15, 1988 between the Pension Fund Foundation for Food Supply Commodity Boards and Inventum (14)
10.13 Utrecht, The Netherlands Lease dated January 31, 1992 between G.W. van de Grift Onroerend Goed B.V. and Inventum (14)
10.14 Lease dated October 25, 1993 relating to the property in Longwood, Florida (6)

Exhibit 10(iii)   Executive Compensation Plans and Arrangements

10.15             Amended and Restated 1989 Stock Option Plan (11)
10.16             Directors' 1991 Stock Option Plan (11)
10.17             1990 Stock Option Agreement with Richard G. Hamermesh (11)
10.18             1990 Stock Option Agreement with B. Martha Cassidy (11)
10.19             1990 Stock Option Agreement with Jim C. Cowart (11)
10.20             1990 Stock Option Agreement with Petros A. Palandjian (11)
10.21             1990 Stock Option Agreement with Hansjorg Wyss (11)
10.22             1991 Stock Option Agreement with Amin J. Khoury (11)
10.23             1991 Stock Option Agreement with Jim C. Cowart (11)
10.24             1992 Stock Option Agreement with Amin J.  Khoury (11)
10.25             1992 Stock Option Agreement with Jim C. Cowart (11)
10.26             1992 Stock Option Agreement with Paul W. Marshall (11)
10.27             1992 Stock Option Agreement with David Lahar (11)
10.28             United Kingdom 1992 Employee Share Option Scheme (2)
10.29           1994 Employee Stock Purchase Plan (12)
10.30 Amended and Restated Employment Agreement as of May 29, 1998 between the Registrant and Amin J. Khoury (15)
10.31 Amended and Restated Employment Agreement as of May 29, 1998 between the Registrant and Robert J. Khoury (15)
10.32 Employment Agreement dated as of March 1, 1992 between the Registrant and Marco Lanza (the "Lanza Agreement") (14)
10.33           Amendment No. 1 dated as of January 1, 1996 to the Lanza
                Agreement (13)
10.34 Employment Agreement dated as of April 1, 1992 between the Registrant and G. Bernard Jewel (14)
10.35 Amended and Restated Employment Agreement dated as of May 29, 1998 between the Registrant and Thomas P. McCaffrey (15)
10.36 Amended and Restated Employment Agreement dated as of May 29, 1998 between the Registrant and Paul E. Fulchino (15)
10.37 BE Aerospace, Inc. Savings and Profit Sharing Plan and Trust-- Financial Statements for the Ten Months Ended December 31, 1995 and the Year Ended February 28, 1995,Supplemental Schedules and Independent Auditors' Report (14)
10.38 BE Aerospace, Inc. 1994 Employee Stock Purchase Plan Financial Statements as of February 29, 1996 and February 26, 1995; and for the Year Ended February 29, 1996 and the period from May 15, 1994 (inception) to February 28, 1995 and Independent
                Auditors' Report (14)
10.39 Amendment No. 1 to Employment Agreement dated November 12, 1998 between the Registrant and Amin J. Khoury (19)
10.40 Amendment No. 1 to Employment Agreement dated November 12, 1998 between the Registrant and Robert J. Khoury (19)
10.41 Amendment No. 1 to Amended and Restated Employment Agreement dated November 12, 1998 between the Registrant and Thomas P. McCaffrey (19)

Exhibit
Number               Description
-------              -----------
10.42 Amendment No. 1 to Amended and Restated Employment Agreement dated November 12, 1998 between the Registrant and Paul E. Fulchino (19)
10.43        Amendment No. 2 dated as of November 12, 1998 to the Lanza
             Agreement (19)
10.44 B/E Aerospace, Inc. Savings Plan Financial Statements for the years ended December 31, 1997 and 1996, supplemental Schedules, and Independent Auditors' Report (14)
10.45 B/E Aerospace, Inc. 1995 Employee Stock Purchase Plan Financial Statements for the years ended February 28, 1998 and 1997 and Independent Auditors'Report (14)
10.46        B/E  Aerospace,  Inc. 1995 Employee  Stock  Purchase Plan
             Financial   Statements for the years ended February 27, 1999 and
             1998 and Independent Auditors' Report *
10.47 B/E Aerospace, Inc. Savings Plan Financial Statements for the years ended December 31, 1998 and 1997 and Independent
             Auditors' Report *

Exhibit 21   Subsidiaries of the Registrant
21.1         Subsidiaries *

Exhibit 23   Consents of Experts and Counsel
23.1         Consent of Independent Accountants - Deloitte & Touche LLP*

Exhibit 27   Financial Data Schedule
27.1         Financial Data Schedule for the fiscal year ended
             February 27, 1999*

Exhibit 99   Risk Factors*

-----------------------
*  Filed herewith.

 (1) Incorporated by reference to the Company's Registration Statement on Form S-1, as amended (No. 33-33689), filed with the Commission on March 7, 1990.
(2) Incorporated by reference to the Company's Registration Statement on Form S-1, as amended (No. 33-54146), filed with the Commission on November 3, 1992.
(3) Incorporated by reference to the Company's Registration Statement on Form S-4 (No. 333-00433), filed with the Commission on January 26, 1996.
(4) Incorporated by reference to the Company's Registration Statement on Form S-4 (No. 333-47649), filed with the Commission on March 10, 1998.
(5) Incorporated by reference to the Company's Registration Statement on Form S-2 (No. 33-66490), filed with the Commission on July 23, 1993.
(6) Incorporated by reference to the Company's Annual Report on Form 10-K as amended for the Fiscal year ended February 26, 1994, filed with the Commission on May 25, 1994.
(7) Incorporated by reference to the Company's Annual Report on Form 10-K as amended for the Fiscal year ended February 25, 1995, filed with the Commission on May 26, 1995.
(8) Incorporated by reference to the Company's Current Report on Form 8-K dated December 14, 1995, filed with the Commission on December 28, 1995.
(9) Incorporated by reference to the Company's Current Report on Form 8-K dated May 8, 1998, filed with the Commission on May 8, 1998.
(10) Incorporated by reference to the Company's Current Report on Form 8-K dated March 31, 1998, filed with the Commission on April 27, 1998.
(11) Incorporated by reference to the Company's Registration Statement on Form S-8 (No. 33-48119), filed with the Commission on May 26, 1992.
(12) Incorporated by reference to the Company's Registration Statement on Form S-8 (No. 33-82894), filed with the Commission on August 16, 1994.

(13) Incorporated by reference to the Company's Current Report on Form 8-K dated March 26, 1996, filed with the Commission on April
       5, 1996.
(14) Incorporated by reference to the Company's Annual Report on Form 10-K as amended for the Fiscal year ended February 28, 1998, filed with the Commission on May 29, 1998.
(15) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended May 30, 1998, filed with the Commission on July 14, 1998.
(16) Incorporated by reference to the Company's Current Report on Form 8-K dated August 24, 1998, filed with the Commission on August 24, 1998.
(17) Incorporated by reference to the Company's Registration Statement on Form S-3 (No. 333-60209), filed with the Commission on July 30, 1998.
(18)   Incorporated  by reference to the Company's  Current  Report on Form
       8-K dated  November 12, 1998,  filed with the Commission on November
       18, 1998.
(19) Incorporated by reference to the Company's Registration Statement on Form S-4 (No. 333-67703), filed with the Commission on January 13, 1999.

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


                                     BE AEROSPACE, INC.


                                     By  /s/ Robert J. Khoury
                                         Vice Chairman and
                                         Chief Executive Officer

Dated:  May 21, 1999


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on May 21, 1999 by the following persons on behalf of the registrant in the capacities indicated.


     Signature                                 Title


/s/ Amin J. Khoury                            Chairman
---------------------------------------


/s/ Robert J. Khoury                          Vice Chairman and Chief
---------------------------------------       Executive Officer



/s/ Paul E. Fulchino                          President and Chief Operating
---------------------------------------       Officer



/s/ Thomas P. McCaffrey                       Corporate Senior Vice President of
---------------------------------------       Administration, Chief
                                              Financial Officer and Assistant
                                              Secretary (principal
                                              financial and accounting officer)

/s/ Jim C. Cowart                             Director
---------------------------------------


/s/ Richard G. Hamermesh                      Director
---------------------------------------


/s/ Brian H. Rowe                             Director
---------------------------------------


/s/ Hansjoerg Wyss                            Director
---------------------------------------



ITEM 8.  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

                                                                                     Page

Independent Auditors' Report                                                          F-2

Financial Statements:

         Consolidated Balance Sheets, February 27, 1999 and February 28, 1998         F-3

         Consolidated Statements of Operations and Comprehensive                      F-4
         Income (Loss) for the Years Ended February 27, 1999, February 28, 1998
         and February 22, 1997

         Consolidated  Statements of Stockholders'  Equity for the Years Ended        F-5
         F-5 February 27, 1999, February 28, 1998 and February 22, 1997

         Consolidated  Statements  of Cash  Flows  for  the  Years  Ended  F-6        F-6
         February 27, 1999, February 28, 1998 and February 22, 1997

         Notes to  Consolidated  Financial  Statements for the Years Ended F-7        F-7
         February 27, 1999, February 28, 1998 and February 22, 1997

Financial Statement Schedule:

         Schedule II - Valuation and  Qualifying  Accounts for the Years Ended        F-25
         F-25 February 27, 1999, February 28, 1998 and February 22, 1997


                 [Remainder of page intentionally left blank]

                         INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
BE Aerospace, Inc.
Wellington, Florida


     We have audited the accompanying consolidated balance sheets of BE Aerospace, Inc. and subsidiaries as of February 27, 1999 and February 28, 1998, and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended February 27, 1999. Our audits also included the financial statement schedule on page F-25. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of BE Aerospace, Inc. and subsidiaries as of February 27, 1999 and February 28, 1998, and the results of their operations and their cash flows for each of the three years in the period ended February 27, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


DELOITTE & TOUCHE LLP


Costa Mesa, California
April 16, 1999

CONSOLIDATED BALANCE SHEETS, FEBRUARY 27, 1999 AND FEBRUARY 28, 1998 (Dollars in thousands, except share data)


ASSETS                                                                                             1999            1998
------                                                                                             ----            ----
CURRENT ASSETS:
    Cash and cash equivalents                                                               $    39,500       $ 164,685
    Accounts receivable - trade, less allowance for doubtful
       accounts of $2,633 (1999) and $2,190 (1998)                                              140,782          87,931
    Inventories, net                                                                            119,247         121,728
    Other current assets                                                                         14,086           7,869
                                                                                            -----------       ---------
       Total current assets                                                                     313,615         382,213
                                                                                            -----------       ---------

PROPERTY AND EQUIPMENT, net                                                                     138,730         103,821
INTANGIBLES AND OTHER ASSETS, net                                                               450,900         195,723
DEFERRED INCOME TAXES                                                                             1,054               -
                                                                                           ------------      ----------
                                                                                            $   904,299      $  681,757
                                                                                            ===========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                                                         $   63,211      $   47,858
    Accrued liabilities                                                                          97,065          38,566
    Current portion of long-term debt                                                             9,916          33,285
                                                                                              ---------     -----------
       Total current liabilities                                                                170,192         119,709
                                                                                              ---------      ----------

LONG-TERM DEBT                                                                                  583,715         349,557
DEFERRED INCOME TAXES                                                                                 -           1,207
OTHER LIABILITIES                                                                                34,519          14,509

COMMITMENTS AND CONTINGENCIES                                                                         -               -

STOCKHOLDERS' EQUITY:
    Preferred stock, $.01 par value; 1,000,000 shares
       authorized; no shares outstanding                                                              -               -
    Common stock, $.01 par value; 50,000,000 shares
       authorized; 24,602,915 (1999) and 22,891,918 (1998)
       shares issued and outstanding                                                                246             229
    Additional paid-in capital                                                                  245,809         240,289
    Accumulated deficit                                                                        (124,077)        (40,724)
    Accumulated other comprehensive loss                                                         (6,105)         (3,019)
                                                                                              ----------    ------------
       Total stockholders' equity                                                               115,873         196,775
                                                                                             ----------     ------------
                                                                                             $  904,299      $  681,757
                                                                                             ==========      ===========

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) FOR THE YEARS ENDED FEBRURY 27, 1999, FEBRUARY 28, 1998 AND FEBRUARY 22, 1997 (Dollars in thousands, except per share data)

                                                                                      Year Ended
                                                                 ---------------------------------------------------
                                                                 February 27,        February 28,        February 22,
                                                                         1999                1998                1997
NET SALES                                                          $  701,325          $  487,999          $  412,379

COST OF SALES  (Note 3)                                               522,875             309,094             270,557
                                                                     --------            --------            --------

GROSS PROFIT                                                          178,450             178,905             141,822

OPERATING EXPENSES:
    Selling, general and administrative                                83,648              58,622              51,734
    Research, development and engineering                              56,207              45,685              37,083
    Amortization of intangible assets                                  22,498              11,265              10,607
    Transaction gain, expenses
      and other expenses (Note 4)                                      53,854               4,664                   -
                                                                     --------            --------            --------
    Total operating expenses                                          216,207             120,236              99,424
                                                                     --------            --------            --------

OPERATING EARNINGS (LOSS)                                             (37,757)             58,669              42,398

INTEREST EXPENSE, net                                                  41,696              22,765              27,167
                                                                       ------            --------             -------
EARNINGS (LOSS) BEFORE INCOME TAXES AND
   EXTRAORDINARY ITEM                                                 (79,453)             35,904              15,231

INCOME TAXES                                                            3,900               5,386               1,522
                                                                     --------             -------             -------
EARNINGS (LOSS) BEFORE EXTRAORDINARY ITEM                             (83,353)             30,518              13,709

EXTRAORDINARY ITEM                                                          -               8,956                   -
                                                                     ---------          ---------          ----------

NET EARNINGS (LOSS)                                                 $ (83,353)           $ 21,562            $ 13,709

OTHER COMPREHENSIVE INCOME (LOSS):
  Foreign exchange translation adjustment                              (3,086)             (2,137)                496
                                                                     ---------         -----------         ----------

COMPREHENSIVE INCOME (LOSS)                                         $ (86,439)          $  19,425            $ 14,205
                                                                    ==========          =========            ========

BASIC EARNINGS (LOSS) PER SHARE:
  Earnings (loss) before extraordinary item                         $   (3.36)          $    1.36            $    .77
  Extraordinary item                                                        -                (.40)                  -
                                                                    ---------           ---------            --------
  Net earnings (loss)                                               $   (3.36)          $     .96            $    .77
  Weighted average common shares                                       24,814              22,442              17,692
                                                                    =========           =========            ========

DILUTED EARNINGS (LOSS) PER SHARE:
  Earnings (loss) before extraordinary item                         $   (3.36)          $   1.30             $    .72
  Extraordinary item                                                        -               (.38)                   -
                                                                    ---------          ----------            --------
  Net earnings (loss)                                               $   (3.36)          $     .92            $    .72
                                                                    =========           =========            ========
  Weighted average common shares                                       24,814              23,430              19,097
                                                                    =========           =========            ========


See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED FEBRUARY 27, 1999, FEBRUARY 28, 1998 AND FEBRUARY 22, 1997 (in thousands)

                                                                                          Accumulated
                                                              Additional        Retained          Other             Total
                                      Common Stock               Paid-in        Earnings  Comprehensive        Stockholders'
                                         Shares       Amount      Capital       (Deficit)          Loss            Equity
                                         ------       ------      ------        --------  -------------        -------------
Balance, February 24, 1996                16,393         $  164    $ 121,366     $(75,995)     $ (1,378)         $  44,157
      Sale of stock under
       employee stock purchase plan           58              -          482             -             -               482
      Exercise of stock options            1,362             14       11,650             -             -            11,664
      Employee benefit plan
      matching contribution                   75              1        1,316             -             -             1,317
      Sale of common stock
      under public offering                4,005             40       93,896             -             -            93,936
      Net earnings                             -              -            -        13,709             -            13,709
      Foreign currency translation
        adjustment                             -              -            -             -           496               496
                                         -------         ------      -------      --------      --------         ---------
   Balance, February 22, 1997            21,893             219      228,710       (62,286)         (882)          165,761
       Sale of stock under
         employee stock purchase plan        88               1        1,796             -             -             1,797
       Exercise of stock options            852               9        8,106             -             -             8,115
       Employee benefit plan
        matching contribution                59               -        1,677             -             -             1,677
   Net earnings                               -               -            -        21,562             -            21,562
      Foreign currency translation
     adjustment                               -               -            -             -        (2,137)           (2,137)
                                         -------          -----      -------       -------       -------          --------
   Balance, February 28, 1998             22,892            229      240,289       (40,724)      (3,019)           196,775
       Sale of stock under
        employee stock purchase plan         151              1        2,167             -             -             2,168
       Exercise of stock options             292              3        3,829             -             -             3,832
       Employee benefit plan
        matching contribution                101              1        2,300             -             -             2,301
       Issuance of stock in conjunction
        with acquisition of SMR (Note 2)   4,000             40      117,960             -             -           118,000
       Repurchase of stock in
         conjunction with acquisition
         of SMR (Note 2)                  (4,000)           (40)    (117,960)            -             -          (118,000)
       Impact of immaterial poolings
         (Note 2)                          1,167             12       (2,776)            -             -            (2,764)
   Net loss                                    -              -            -       (83,353)            -           (83,353)
      Foreign currency translation
     adjustment                             -                 -            -             -        (3,086)           (3,086)
                                          ------           ----     ---------     --------       ---------       ---------
Balance, February 27, 1999                24,603         $  246      $ 245,809    $(124,077)      $(6,105)        $ 115,873
                                          ======         ======     ==========    ==========     =========       ==========

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED FEBRUARY 27, 1999, FEBRUARY 28, 1998 AND FEBRUARY 22, 1997 (Dollars in thousands)


CASH FLOWS FROM OPERATING ACTIVITIES:                                            1999              1998           1997
                                                                                 ----              ----           ----
  Net earnings (loss)                                                       $ (83,353)        $  21,562       $  13,709
     Adjustments to reconcile net earnings (loss) to
        net cash flows provided by (used in) operating activities:
        In-process research and development and acquisition-
          related expenses                                                     79,155                 -               -
        Gain on sale of 51% interest in subsidiary                            (25,301)                -               -
        Extraordinary item                                                          -             8,956               -
        Depreciation and amortization                                          40,690            24,160          24,147
        Deferred income taxes                                                    (277)             (460)            410
        Non-cash employee benefit plan contributions                            2,301             1,677           1,317
  Changes in operating assets and liabilities, net of effects from acquisitions:
           Accounts receivable                                                (21,407)          (14,665)        (19,366)
        Inventories                                                           (10,935)          (28,597)        (19,536)
        Other current assets                                                   (5,514)           (5,141)          5,059
          Accounts and income taxes payable                                     6,107             3,972          (4,767)
              Accrued and other liabilities                                    33,749            (1,866)        (11,564)
                                                                            ---------            -------        --------
Net cash flows provided by (used in) operating activities                      15,215             9,598         (10,591)
                                                                            ---------           -------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Payments for purchase of property and equipment                          (37,465)          (28,923)        (14,471)
     Change in intangibles and other assets                                   (19,429)          (15,686)         (1,331)
     Acquisitions, net of $3,910 cash acquired                               (231,690)                -               -
      Net proceeds on sale of 51% interest in subsidiary                       61,735                 -               -
                                                                             --------          --------        --------
Net cash flows used in investing activities                                  (226,849)          (44,609)        (15,802)
                                                                             ---------          --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings (repayments) under revolving lines of credit               36,267             5,450         (38,882)
     Proceeds from issuance of stock, net of expenses                           6,000            11,611         106,082
  Principal payments on long-term debt                                        (31,714)         (101,808)        (11,968)
      Repurchase of common stock originally issued
        in conjunction with acquisition of SMR Aerospace                     (118,000)                -               -
     Proceeds from long-term debt                                             194,137           240,419               -
                                                                              -------           -------       ---------
Net cash flows provided by financing activities                                86,690           155,672          55,232
                                                                             --------           -------        --------
Effect of exchange rate changes on cash flows                                    (241)             (125)            (66)
                                                                            ----------        ----------     ----------

Net increase (decrease) in cash and cash equivalents                         (125,185)          120,536          28,773
Cash and cash equivalents, beginning of year                                  164,685            44,149          15,376
                                                                              -------         ---------       ---------
Cash and cash equivalents, end of year                                      $  39,500         $ 164,685       $  44,149
                                                                            =========         =========       =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during year for:
  Interest, net                                                             $  27,994         $  25,065        $ 26,097
  Income taxes, net                                                             4,570             5,012           1,209
Interest capitalized in computer equipment and software                         2,088               467               -


See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED FEBRUARY 27, 1999, FEBRUARY 28, 1998 AND FEBRUARY 22, 1997 (Dollars in thousands, except per share data)

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization and Basis of Presentation - BE Aerospace, Inc. ("B/E" or the "Company") designs, manufactures, sells and services a broad line of commercial and general aviation aircraft cabin interior products consisting of a broad range of aircraft seating products, service systems and interior systems products, including structures as well as all food and beverage storage and preparation equipment. The Company's customers are the operators of commercial and general aviation aircraft. As a result, the Company's business is directly dependent upon the conditions in the commercial airline and general aviation industry.

     Consolidation - The accompanying consolidated financial statements include the accounts of B/E Aerospace, Inc. and its wholly-owned subsidiaries. Investments in less than majority-owned businesses are accounted for under the equity method. All intercompany transactions and balances have been eliminated in consolidation.

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

     Income Taxes - In accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes, the Company provides deferred income taxes for temporary differences between amounts of assets and liabilities recognized for financial reporting purposes and such amounts recognized for income tax purposes.

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

     Long-Lived Assets - The Company accounts for the impairment and disposition of long-lived assets in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. In accordance with SFAS No. 121, long-lived assets to be held are reviewed for events or changes in circumstances which indicate that their carrying value may not be recoverable. The Company periodically evaluates the carrying value of the intangible assets versus the cash benefit expected to be realized and adjusts for any impairment of value.

     Research and Development - Research and development expenditures are expensed as incurred.

     Stock-Based Compensation - SFAS No. 123, Accounting for Stock-Based Compensation, requires disclosure of the fair value method of accounting for stock options and other equity instruments. SFAS No. 123 requires disclosure of the fair value method of accounting for stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period which is usually the vesting period. The Company has chosen, under the provisions of SFAS No. 123, to continue to account for employee stock-based transactions under Accounting Principle Board ("ABP") Opinion No. 25, Accounting for Stock Issued to Employees. The Company has disclosed, in
Note 13 to the  consolidated  financial  statements,  pro forma  net  earnings
(loss) and pro forma net earnings (loss) per share (diluted) as if the Company had applied this method of accounting.

     Earnings (Loss) Per Share - In accordance with SFAS No. 128, Earnings per Share, basic earnings per common share calculations are determined by dividing earnings available to common shareholders by the weighted average number of shares of common stock. Diluted earnings per share are determined by dividing earnings available to common shareholders by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding (all related to outstanding stock options discussed in Note 13). The Company's reported primary earnings per share for fiscal 1997 have been restated to comply with the requirements of SFAS No. 128. The effect on previously reported earnings per share for fiscal 1997 was as follows:

     Primary earnings per share as reported     $ .72
     Effect of SFAS No. 128                       .05
                        ---                     -----
     Basic EPS as restated                      $ .77

     Comprehensive Income - During fiscal 1999, the Company adopted SFAS No. 130, Reporting Comprehensive Income, which establishes standards for the reporting and display of comprehensive income. Comprehensive income is defined as all changes in a Company's net assets except changes resulting from transactions with shareholders. It differs from net income in that certain items currently recorded through equity are included in comprehensive income. Prior years have been restated to conform to the requirements of SFAS No. 130.

     Segment Information - The Company has adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for reporting information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company currently operates in a single business segment, serving the operators of commercial and general aviation aircraft.

     Pensions and Other Postretirement Benefits - On March 1, 1998, the Company adopted SFAS No. 132, Employers' Disclosure about Pensions and Other Postretirement Benefits. This statement standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer as useful as they were under previous statements.

     Effect of Accounting Changes - In 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, and SOP 98-5, Reporting on the Costs of Start-up Activities. The Company adopted SOP 98-1 and SOP 98-5 on March 1, 1998, with no material effect on the consolidated financial statements.

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

     New Accounting Pronouncement - In June 1998, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which the Company is required to adopt effective in its fiscal year 2001, pursuant to the proposed amendment to SFAS
133. SFAS No. 133 will require the Company to record all derivatives on the balance sheet at fair value. The Company is not currently engaged in hedging activities and will continue to evaluate the effect of adopting SFAS No. 133. The Company will adopt SFAS No. 133 in its fiscal year 2001.

2.     ACQUISITIONS AND DISPOSITIONS

         During fiscal 1999, the Company completed a number of acquisitions, which are collectively referred to as the "1999 Acquisitions." The following is a description of each of the more significant transactions:

Puritan Bennett Aero Systems Company

     On April 13, 1998, the Company completed its acquisition of Puritan Bennett Aero Systems Co. ("PBASCO") for approximately $69,700 in cash and the assumption of approximately $9,200 of liabilities, including related acquisition costs and certain liabilities arising from the acquisition. PBASCO is a manufacturer of commercial aircraft oxygen delivery systems and "WEMAC" air valve components and, in addition, supplies overhead lights and switches, crew masks and protective breathing devices for both commercial and general aviation aircraft. During the first quarter of fiscal 1999, the Company recorded a charge of $13,000 associated with the PBASCO transaction, for the write-off of in-process research and development and acquisition-related expenses (Note 4).

     The PBASCO acquisition was accounted for as a purchase, and accordingly, the assets purchased and liabilities assumed have been reflected in the accompanying consolidated balance sheet as of February 27, 1999. The operating results of PBASCO have been included in the consolidated financial statements of the Company since the date of the acquisition. The aggregate purchase price for the PBASCO acquisition has been allocated to the net assets acquired based on appraisals and management's estimates as follows:

       Accounts receivable                                           $ 10,200
       Inventories                                                     12,000
       Other current assets                                               200
       Property, plant and equipment                                    4,700
       Intangible assets                                               38,800
       Purchased in-process research and development and
           acquisition-related expenses                                13,000
                                                                     ========
                                                                      $78,900
                                                                     ========

Aircraft Modular Products

     On April 21, 1998, the Company acquired substantially all of the assets of Aircraft Modular Products ("AMP") for approximately $117,300 in cash and the assumption of approximately $12,800 of liabilities, including related acquisition costs and certain liabilities arising from the acquisition. AMP is a manufacturer of cabin interior products for general aviation (business jet) and commercial-type VIP aircraft, providing a broad line of products including seating, sidewalls, bulkheads, credenzas, closets, galley structures, lavatories, tables and sofas, along with related spare parts. During the first quarter of fiscal 1999, the Company recorded a charge of approximately $19,255 associated with the AMP transaction, for the write-off of in-process research and development and acquisition-related expenses (Note 4).

     The AMP acquisition was accounted for as a purchase, and accordingly, the assets purchased and liabilities assumed have been reflected in the accompanying consolidated balance sheet as of February 27, 1999. The operating results of AMP have been included in the consolidated financial statements of the Company since the date of the acquisition. The aggregate purchase price for the AMP acquisition has been allocated to the net assets acquired based on appraisals and management's estimates as follows:

       Accounts receivable                                            $   8,300
       Inventories                                                        2,045
       Other current assets                                               1,400
       Property, plant and equipment                                      5,400
       Intangible and other assets                                       93,700
       Purchased in-process research and development and
           acquisition-related expenses                                  19,255
                                                                     ==========
                                                                      $ 130,100
                                                                     ==========

SMR Aerospace

     On August 7, 1998, the Company acquired all of the capital stock of SMR Aerospace, Inc. and its affiliates, SMR Developers LLC and SMR Associates (together, "SMR") for an aggregate purchase price of approximately $141,500 cash and the assumption of approximately $32,600 of liabilities, including related acquisition costs and certain liabilities arising from the acquisition. The Company paid for the acquisition of SMR by issuing four million shares (the "SMR Shares") of Company stock (then valued at approximately $30 per share) to the former stockholders of SMR and paying them $2,000 in cash. The Company also paid $22,000 in cash to the employee stock ownership plan of a subsidiary of SMR Aerospace to purchase the minority equity interest in such subsidiary held by the ESOP. The Company agreed to register for sale with the Securities and Exchange Commission the SMR Shares. If the net proceeds from the sale of the shares, which included the $2,000 in cash already paid, was less than $120,000, the Company agreed to pay such difference in cash to the selling stockholders. Because of the market price for the Company's common stock and the Company's payment obligation to the selling stockholders described above, the Company decided to repurchase the SMR Shares with approximately $118,000 of the proceeds from the sale of 9 1/2% Senior Subordinated Notes instead of registering the shares for sale (the $118,000 payment represents the net proceeds of $120,000 the Company was obligated to pay the selling stockholders, less the $2,000 in cash the Company already paid them).

     SMR provides design, integration, installation and certification services for commercial aircraft passenger cabin interiors. SMR provides a broad range of interior reconfiguration services that allow airlines to change the size of certain classes of service, modify and upgrade the seating, install telecommunications or entertainment options, relocate galleys, lavatories, and overhead bins and install crew rest compartments. SMR is also a supplier of structural design and integration services, including airframe modifications for passenger-to-freighter conversions. In addition, SMR provides a variety of niche products and components that are used for reconfigurations and conversions. SMR's services are performed primarily on an aftermarket basis and its customers include major airlines such as United Airlines, Japan Airlines, British Airways, Air France, Cathay Pacific and Qantas, as well as Boeing, Airborne Express and Federal Express. During the second quarter of fiscal 1999, the Company recorded a charge of approximately $46,900 associated with the SMR transaction, for the write-off of in-process research and development and acquisition-related expenses (Note 4).

     The SMR acquisition was accounted for as a purchase, and accordingly, the assets purchased and liabilities assumed have been reflected in the accompanying consolidated balance sheet as of February 27, 1999. The operating results of SMR have been included in the consolidated financial statements of the Company since the date of the acquisition. The aggregate purchase price for the SMR acquisition has been allocated to the net assets acquired based on appraisals and management's estimates as follows:

       Accounts receivable                                        $  11,700
       Inventories                                                    9,700
       Other current assets                                           1,400
       Property, plant and equipment                                  6,100
       Intangible and other assets                                   98,300
       Purchased in-process research and development and
           acquisition-related expenses                              46,900
                                                                  =========
                                                                  $ 174,100
                                                                  =========

CF Taylor
     On September 3, 1998, the Company acquired substantially all of the galley equipment assets and certain property and assumed related liabilities of C.F. Taylor Interiors Limited and acquired the common stock of C.F. Taylor (Wokingham) Limited (collectively "C.F. Taylor"), both wholly owned subsidiaries of EIS Group PLC, for a total cash purchase price of approximately $25,100, subject to adjustments, and the assumption of approximately $16,500 of liabilities, including related acquisition costs and certain liabilities arising from the acquisition. C.F. Taylor is a manufacturer of galley equipment for both narrow- and wide-body aircraft, including galley structures, crew rests and related spare parts.

     The CF Taylor acquisition was accounted for as a purchase, and accordingly, the assets purchased and liabilities assumed have been reflected in the accompanying consolidated balance sheet as of February 27, 1999. The operating results of C F Taylor have been included in the consolidated financial statements of the Company since the date of the acquisition. The aggregate purchase price for the CF Taylor acquisition has been allocated to the net assets acquired based on appraisals and management's estimates as follows:

       Accounts receivable                                  $   7,500
       Inventories                                              7,600
       Other current assets                                       100
       Property, plant and equipment                            3,700
       Intangible and other assets                             22,700
                                                           ==========
                                                            $  41,600
                                                          ===========

In-Flight Entertainment Business

      On February 25, 1999, the Company completed the sale of a 51% interest in its In Flight Entertainment ("IFE") business to Sextant Avionique, Inc. ("Sextant"), a wholly owned subsidiary of Sextant Avionique SA (the "IFE Sale"). The Company sold its 51% interest in IFE for $62,000 in cash. Terms of the purchase agreement provide for the final price for the 51% interest to be determined on the basis of operating results for the IFE business over the two-year period ending February 28, 2001. Depending on the operating results during that period, the ultimate purchase price could range from $47,000 to $87,000; accordingly, $15,000 of the proceeds have been deferred at February 25, 1999 and are included in other liabilities. As a result of the transaction, IFE's assets and liabilities have been deconsolidated as of February 25, 1999 and B/E's remaining 49% interest is accounted for under the equity method of accounting subsequent to February 27, 1999. The Company used substantially all of the proceeds from the IFE Sale to repay a portion of its bank line of credit.

Pro Forma Information

The following pro forma unaudited financial data is presented to illustrate the estimated effects of the 1999 Acquisitions and the IFE sale as if these transactions had occurred as of the beginning of each year presented.

                                                                                1999                1998
                                                                          (Unaudited)         (Unaudited)
                                                                          --------------      -------------
       Net sales                                                           $ 689,816           $ 597,182
       Net earnings (loss)                                                   (32,728)              9,983
       Diluted earnings (loss) per share                                   $   (1.32)          $    0.43

Other Acquisitions

         During fiscal 1999, the Company acquired all of the issued and outstanding shares of Aerospace Interiors, Inc. on March 27, 1998 and Aircraft Lighting Corporation on July 30, 1998 for 201,895 and 964,780 shares, respectively, in transactions accounted for as a pooling of interests. The Company's consolidated financial statements for fiscal year 1999 include the results of these entities from the date of acquisition. Prior period financial statements were not restated as the results of operations would not have been materially different than those previously reported by the Company.

3.   RESTRUCTURING PLAN AND NEW PRODUCT INTRODUCTION COSTS

       During the fourth quarter of fiscal 1999 the Company began to implement a restructuring plan designed to lower its cost structure and improve its long-term competitive position. This plan includes consolidating seven facilities reducing the total number from 21 to 14, reducing its employment base by approximately 8% and rationalizing its product offerings. The cost of the restructuring, along with costs associated with new product introductions, was $87,825 and was charged to cost of sales, of which $62,497 is related to North American facilities. The restructuring costs and charges are comprised of $61,089 related to impaired inventories and property, plant and equipment as a result of the rationalization of its product offerings and severance and related separation costs, lease termination and other costs of $4,949. New product introduction costs aggregated $21,787.

       Pretax cash outlays were not significant during fiscal 1999, and are expected to be approximately $4,900 during fiscal 2000. Cash requirements are expected to be funded from operations. The Company identified seven facilities, four domestic and three in Europe, for consolidation. The consolidation activities are expected to commence during the first quarter of fiscal 2000 and be substantially complete by the end of the fiscal year. When fully implemented, management expects that this program will result in significant reductions in the Company's cost structure.

       The assets impacted by this program include inventories, factories, warehouses, assembly operations, administration facilities and machinery and equipment. New product introduction costs represent costs incurred in bringing new products to market in volume for the first time and include tooling, engineering design and development, costs in excess of standard costs at budgeted manufacturing levels, and related expenditures.

       The following table summarizes the restructuring costs:

                                                                                                    Balance at
                                                             Original              Utilized        Feb. 27, 1999
                                                         --------------------- ------------------ -----------------
    Severance, lease termination and other costs                  $ 4,949             $  651           $ 4,298
    Impaired inventories, property and equipment                   61,089             41,178            19,911
                                                         ===================== ================== =================
                                                                  $66,038            $41,829           $24,209
                                                         ===================== ================== =================

4.       TRANSACTION GAIN, EXPENSES AND OTHER EXPENSES

     As a result of the acquisitions of PBASCO, AMP and SMR, the Company recorded a charge aggregating $79,155 for the write-off of acquired in-process research and development and acquisition-related expenses associated with its acquisitions. In-process research and development expenses arose from new product development projects that were in various stages of completion at the respective acquired enterprises at the date of acquisition. In-process research and development expenses for products under development at the date of acquisition that had not established technological feasibility and for which no alternative use had been identified were written off. The in-process research and development projects have been valued based on expected net cash flows over the product life, costs to complete, the stage of completion of the projects, the result of which has been discounted to reflect the inherent risk associated with the completion of the projects, and the realization of the efforts expended.

     New product development projects underway at the dates of acquisition included, among others, modular drop boxes, passenger and flight crew oxygen masks, oxygen regulators and generators, protective breathing equipment, on-board oxygen generating systems, reading lights, passenger service units, external viewing systems for executive and commercial aircraft and cabin monitoring systems, executive aircraft interior products for the Bombardier Global Express, Boeing Business Jet, Airbus Corporate Jet, Cessna Citation 560XL, Cessna Citation 560 Ultra, Visionaire Vantage and Lear 60, as well as other specific executive aircraft seating products, pneumatic and electrical deicing systems for the substantial majority of all executive and commuter aircraft types, crew rest modules for selected wide-body aircraft, passenger-to-freighter and combi- to-freighter conversion kits for selected wide-body aircraft, hovercraft skirting devices, cargo nets, and smoke barriers. The Company has determined that these projects ranged from 25%-75% complete at year-end, and estimates that the cost to complete these projects will aggregate approximately $11,000 and will be incurred over a five-year period.

     Uncertainties that could impede progress to a developed technology include (1) availability of financial resources to complete the development,
(2) regulatory approval (FAA, CAA, etc.) required for each product before it can be installed on an aircraft, (3) continued economic feasibility of developed technologies, (4) customer acceptance and (5) general competitive conditions in the industry. There can be no assurance that the in-process research and development projects will be successfully completed and commercially introduced.

         The Company recorded the in-process research and development and acquisition-related expenses of $79,155 net of the gain on the IFE sale of $25,301 as transaction gain, expenses and other expenses in the accompanying statement of operations.

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

5.       INVENTORIES

     Inventories are stated at the lower of cost or market. Cost is determined using the weighted average cost method. Finished goods and work in process inventories include material, labor and manufacturing overhead costs. Inventories consist of the following:

                                                 1999           1998
                                                 ----           ----
      Raw materials                        $   48,058     $   56,100
      Work-in-process                          64,983         59,036
      Finished goods                            6,206          6,592
                                           ----------     ----------
                                           $  119,247     $  121,728
                                           ==========     ==========

6.       PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost and depreciated and amortized generally on the straight-line method over their estimated useful lives of two to thirty years (term of lease as to leasehold improvements). Property and equipment consist of the following:

                                                                           Years                1999               1998
                                                                           -----                ----               ----
          Land, buildings and improvements                                 10-30           $  56,943         $   45,951
          Machinery                                                         3-13              57,692             43,622
          Tooling                                                           3-10              26,313             24,771
          Computer equipment and software                                   4-10              45,777             22,750
          Furniture and equipment                                           2-10               7,098             14,621
                                                                                           ---------         ----------
                                                                                             193,823            151,715
          Less accumulated depreciation and amortization                                     (55,093)           (47,894)
                                                                                         ------------        ----------

                                                                                           $ 138,730          $ 103,821
                                                                                           =========          =========

7.       INTANGIBLES AND OTHER ASSETS

     Intangibles and other assets consist of the following:

                                                                               Straight-line
                                                                                Amortization
                                                                               Period (Years)       1999           1998
                                                                               --------------       ----           ----
             Goodwill                                                                 30       $ 233,463       $ 77,452
             Developed technologies                                                16-17          69,438              -
             Product technology, production plans and drawings                      7-20          56,163         60,577
             Replacement parts annuity                                                20          24,188         29,652
             Product approvals and technical manuals                                  20          23,677         22,942
             Trademarks and patents                                                   20          20,380         10,491
             Other intangible assets                                                5-20          12,192         16,540
             Covenants not-to-compete                                                 14          11,694         10,195
             Assembled workforce                                                      10           7,000              -
             Debt issue costs                                                       5-10          23,507         16,789
             Other assets                                                                         12,455          4,277
             Investment in and advances to Sextant In-Flight Systems                              28,025              -
                                                                                               ------------------------
                                                                                                 522,182        248,915
                         Less accumulated amortization                                           (71,282)       (53,192)
                                                                                               ----------    ----------
                                                                                               $ 450,900      $ 195,723
                                                                                               =========      =========

8.       ACCRUED LIABILITIES

     Accrued liabilities consist of the following:
                                                                                                    1999           1998
                                                                                                    ----           ----
           Other accrued liabilities                                                          $   34,953     $    7,633
           Accrued salaries, vacation and related benefits                                        24,555         17,022
           Accrued interest                                                                       17,232          2,995
           Accrued acquisition expenses                                                           11,703          1,190
           Accrued product warranties                                                              8,306          4,353
           Accrued income taxes                                                                      316          5,373
                                                                                              ----------      ---------
                                                                                              $   97,065     $   38,566
                                                                                              ==========     ==========


9.       LONG-TERM DEBT

     Long-term debt consists of the following:
                                                                                                    1999           1998
                                                                                                    ----           ----
           9 7/8% Senior Subordinated Notes                                                   $  100,000     $  100,000
           8% Senior Subordinated Notes                                                          249,440        249,375
           9 1/2% Senior Subordinated Notes                                                      200,000              -
           9 3/4% Senior Notes                                                                         -         23,192
           Revolving lines of credit                                                              43,216         10,093
           Other long-term debt                                                                      975            182
                                                                                              ----------     ----------
                                                                                                 593,631        382,842
           Less current portion of long-term debt                                                 (9,916)       (33,285)
                                                                                              ----------     ----------
                                                                                              $  583,715     $  349,557
                                                                                              ==========     ==========

9 7/8% Senior Subordinated Notes

     The 9 7/8% Senior Subordinated Notes (the "9 7/8% Notes") are unsecured senior subordinated obligations of the Company, subordinated to any senior indebtedness of the Company and mature on February 1, 2006. Interest on the 9 7/8% Senior Subordinated Notes is payable semiannually in arrears on February 1 and August 1 of each year. The 9 7/8% Notes are redeemable at the option of the Company, in whole or in part, at any time after February 1, 2001 at predetermined redemption prices together with accrued and unpaid interest through the date of redemption. Upon a change of control (as defined), each holder of the 9 7/8% Notes may require the Company to repurchase such holders' 9 7/8% Notes at 101% of the principal amount thereof, plus accrued and unpaid interest to the date of such purchase.

8% Senior Subordinated Notes

     In February 1998, the Company sold $250,000 of 8% Senior Subordinated Notes, priced to yield 8.02% (the "8% Notes"). In conjunction with the sale of the 8% Notes, the Company initiated a tender offer for its 9 3/4% Notes. The net proceeds from the offering of approximately $240,419 were used for the tender offer (which expired on February 25, 1998) in which approximately $101,808 of the 9 3/4% Senior Notes were retired; the remaining $23,192 of the 9 3/4% Senior Notes were called on March 16, 1998. The Company incurred an extraordinary charge of $8,956 for unamortized debt issue costs, tender and redemption premiums and fees and expenses related to the repurchase of the 9 3/4% Notes.

     The 8% Notes are unsecured senior subordinated obligations of the Company, subordinated to any senior indebtedness of the Company and mature on March 1, 2008. Interest on the 8% Notes is payable semiannually in arrears on March 1 and September 1 of each year. The 8% Notes are redeemable at the option of the Company, in whole or in part, on or after March 1, 2003 at predetermined redemption prices together with accrued and unpaid interest through the date of redemption. In addition, at any time prior to March 1, 2001, the Company may, at predetermined prices together with accrued and unpaid interest through the date of redemption, redeem up to 35% of the aggregate principal amount of the Notes originally issued with the net proceeds of one or more equity offerings, provided that at least 65% of the aggregate principal amount of the 8% Notes originally issued remains outstanding after the redemption. Upon a change of control (as defined), each holder of the 8% Notes may require the Company to repurchase such holder's 8% Notes at 101% of the principal amount thereof, plus accrued interest to the date of such purchase.

9 1/2% Senior Subordinated Notes

     In November 1998, the Company sold $200,000 of 9 1/2% Senior Subordinated Notes due 2008 (the "9 1/2% Notes"). The net proceeds from the sale of the 9 1/2% Notes were approximately $194,100, of which approximately $118,000 were used to meet the Company's obligations associated with the SMR acquisition. The remaining proceeds were used to repay approximately $75,000 of outstanding borrowings under the Company's Bank Credit Facility.

     The 9 1/2% Notes are unsecured senior subordinated obligations and are subordinated to any senior indebtedness of the Company and mature on November 1, 2008. Interest on the 9 1/2% Notes is payable semiannually in arrears May 1 and November 1 of each year. The 9 1/2% Notes are redeemable at the option of the Company, in whole or in part, at any time after November 1, 2003 at predetermined redemption prices together with accrued and unpaid interest through the date of redemption. Upon a change of control (as defined), each holder of the 9 1/2% Notes may require the Company to repurchase such holder's 9 1/2% Notes at 101% of the principal amount thereof, plus accrued and unpaid interest to the date of such purchase.

     The 9 7/8% Notes, 8% Notes and 9 1/2% Notes contain certain restrictive covenants, all of which were met by the Company as of February 27, 1999, including limitations on future indebtedness, restricted payments, transactions with affiliates, liens, dividends, mergers and transfers of assets.

9 3/4% Senior Notes

     The 9 3/4% Senior Notes (the "9 3/4% Notes") were senior unsecured obligations of the Company. As described above, $101,808 of the 9 3/4% Notes were repurchased in February 1998. The balance of the 9 3/4% Notes were redeemed in March 1998.

Credit Facilities

     In August 1998, the Company amended its credit facilities with The Chase Manhattan Bank (the "Bank Credit Facility"). The Bank Credit Facility consists of a $100,000 revolving credit facility (of which $50,000 may be utilized for acquisitions) and an acquisition facility of $36,000. The revolving credit facility expires in August 2004 and the acquisition facility is amortizable over five years beginning in August 1999. The Bank Credit Facility is collateralized by the Company's accounts receivable, inventories and by substantially all of its other personal property. At February 27, 1999, indebtedness under the existing Bank Credit Facility consisted of letters of credit aggregating approximately $3,053 and outstanding borrowings under the acquisition facility aggregating $36,000 (bearing interest at LIBOR plus 1.50%, or approximately 6.5% as of February 27, 1999). The Bank Credit Facility contains customary affirmative covenants, negative covenants and conditions of borrowing, all of which were met by the Company as of February 27, 1999.

       Maturities of long-term debt at February 27, 1999 are as follows:
         Fiscal year ending February:
           2000                                         $   9,916
           2001                                             3,890
           2002                                             5,639
           2003                                             9,080
           2004                                            12,178
         Thereafter                                       552,928
                                                        $ 593,631

     Interest expense  amounted to $44,794,  $25,834 and $28,369 for the years
ended   February  27,   1999,   February  28,  1998  and  February  22,  1997,
respectively.


10.      INCOME TAXES

     Income tax expense consists of the following:
                                                                                    1999            1998          1997
                                                                                    ----            ----          ----
         Current:
           Federal                                                            $    1,004      $     (920)     $      -
           State                                                                       -               -             -
           Foreign                                                                 5,157           6,766         1,112
                                                                               ---------       ---------   -----------
                                                                                   6,161           5,846         1,112
         Deferred:
           Federal                                                               (25,731)         (3,666)        2,703
           State                                                                  (8,169)           (716)        1,550
           Foreign                                                                (4,828)           (460)          410
                                                                              -----------     ----------  ------------
                                                                                 (38,728)         (4,842)        4,663
  Change in valuation allowance                                                   36,467           4,382        (4,253)
                                                                              ----------       ---------  -------------
                                                                              $    3,900      $    5,386      $  1,522
                                                                              ==========      ==========   ===========

     The difference between income tax expense and the amount computed by applying the statutory U.S. federal income tax rate (35%) to the pretax earnings before extraordinary item consists of the following:

                                                                                    1999            1998          1997
                                                                                    ----            ----          ----
         Statutory U.S. federal income tax expense (benefit)                   $ (27,809)        $ 9,432      $  5,331
         Operating loss (with)/without tax benefit                                25,940          (6,114)       (6,164)
         Foreign tax rate differential                                             2,514           1,309         1,267
         Goodwill amortization                                                     1,507             537           566
         Penalties                                                                     -           1,050             -
         Other, net                                                                1,748            (828)          522
                                                                               ---------        --------      --------
                                                                                $  3,900         $ 5,386      $  1,522
                                                                                ========       =========     =========

         The tax effects of temporary differences and carryforwards that give rise to the Company's deferred income tax assets and liabilities consist of the following:

                                                                                    1999            1998          1997
                                                                                    ----            ----          ----
         Accrued vacation                                                      $   1,652       $   1,172     $   1,117
         Inventory reserves                                                        8,516           3,987         3,145
         Acquisition reserves                                                    (2,190)          (1,220)       (1,740)
         Inventory costs                                                             720           1,327         1,236
         Bad debt reserves                                                           605             579           948
         Warranty reserves                                                         1,777           2,440         1,452
         Other                                                                     2,663             843         1,723
                                                                                --------        --------      --------
              Net current deferred income tax asset                               13,743           9,128         7,881
                                                                                --------        --------      --------

         Intangible assets                                                      (11,662)         (12,576)      (13,565)
         Depreciation                                                            (2,078)          (1,853)       (2,074)
         Net operating loss carryforward                                          21,853          27,462        26,309
         Research credit carryforward                                              4,157           3,285         2,941
             Deferred compensation                                                 8,605             888             -
             In-process research and development                                  24,232               -             -
         Software development costs                                              (4,739)               -             -
             Deferred gain on IFE Sale                                             6,600               -             -
             Investment in Sextant                                                 4,351               -             -
                                                                                --------      ----------    ----------
         Net noncurrent deferred income tax asset                                 51,319          17,206        13,611
                                                                                --------      ----------     ---------
         Valuation allowance                                                    (64,008)         (27,541)      (23,159)
                                                                                --------      ----------     ----------
              Net deferred tax assets (liabilities)                             $  1,054       $  (1,207)    $  (1,667)
                                                                               =========       =========     ==========

     The Company has established a valuation allowance of $64,008 related to the utilization of its deferred tax assets because of uncertainties that preclude it from determining that it is more likely than not that it will be able to generate taxable income to realize such asset during the operating loss carryforward period, which begins to expire in 2010. Such uncertainties include recent cumulative losses by the Company, the highly cyclical nature of the industry in which it operates, economic conditions in Asia which are impacting the airframe manufacturers and the airlines, the Company's high degree of financial leverage, risks associated with new product introductions, risks associated with the implementation of its integrated management information system, and risks associated with the integration of acquisitions. The Company monitors these as well as other positive and negative factors that may arise in the future, as it assesses the necessity for a valuation allowance for its deferred tax assets.

     As of February 27, 1999, the Company had approximately $46,152 of federal operating loss carryforwards, which expire at various dates beginning in 2010, federal research credit carryforwards of $4,157, which expire at various dates beginning in 2007, and alternative minimum tax credit carryforwards of $794, which have no expiration date. Approximately $30,000 of the Company's net operating loss carryforward related to the exercise of stock options will be credited to additional paid-in-capital rather than income tax expense when utilized.

     The Company has not provided for any residual U.S. income taxes on the approximately $714 of earnings from its foreign subsidiaries because such earnings are intended to be indefinitely reinvested. Such residual U.S. income taxes, if provided for, would be immaterial.

     The Internal Revenue Service audit of the Company's federal tax returns for the years ended February 24, 1996 and February 25, 1995 is in the process of being finalized. Management believes that the finalization of this examination will not have a material adverse effect on the Company's results of operations and certain agreed-upon adjustments have been reflected in the financial statements.

11.    COMMITMENTS AND CONTINGENCIES

     Leases -- The Company leases certain of its office, manufacturing and service facilities and equipment under operating leases, which expire at various times through February 2007. Rent expense for fiscal 1999, 1998 and 1997 was approximately $13,423, $8,848 and $7,021, respectively. Future payments under operating leases with terms currently greater than one year are as follows:

         Year ending February:
            2000                       11,545
            2001                        9,591
            2002                        6,222
            2003                        4,282
            2004                        2,652
             Thereafter                 8,706
                                       -------
                                    $  42,998

     Litigation -- The Company is a defendant in various legal actions arising in the normal course of business, the outcomes of which, in the opinion of management, neither individually nor in the aggregate are likely to result in a material adverse effect to the Company's financial statements.

     Employment Agreements -- The Company has employment and compensation agreements with four key officers of the Company. One of the agreements provides for an officer to earn a minimum of $650 per year through 2003, adjusted annually for changes in the consumer price index (as defined) or as determined by the Company's Board of Directors, as well as a deferred compensation benefit equal to the product of the years worked by the highest annual salary paid over the period. Such deferred compensation will be payable in either a lump sum or in equal monthly installments for that number of months equal to the number of months elapsed from the commencement date (as defined) through the cessation date (as defined).

     A second agreement provides for an officer to receive annual minimum compensation of $600 per year through 2003, adjusted annually for changes in the consumer price index (as defined) or as determined by the Company's Board of Directors, as well as a deferred compensation benefit equal to the product of the years worked by the highest annual salary paid over the period. In all other respects, this officer's employment agreement contains similar provisions to those described above in the first agreement.

     A third agreement provides for an officer to receive annual minimum compensation of $500 per year through 2003, adjusted annually for changes in the consumer price index (as defined) or as determined by the Company's Board of Directors, as well as a deferred compensation benefit upon completion of ten years of service for a period not to exceed ten years equal to one-half of this officer's average highest three year's annual salary (as defined).

     A fourth agreement provides for an officer to receive annual minimum compensation of $293 per year through 2003, adjusted annually for changes in the consumer price index (as defined) or as determined by the Company's Board of Directors. In all other respects, this officer's employment agreement contains similar provisions to those described above in the third agreement.

     Such deferred compensation has been accrued as provided for under the above mentioned employment agreements, aggregates $15,318 as of February 27, 1999 and is included in other liabilities. In addition, the Company has employment agreements with certain other key members of management that provide for aggregate minimum annual base compensation of $4,915 expiring on various dates through the year 2000.

     Supply Agreement - The Company had a supply agreement with Applied Extrusion Technologies, Inc. ("AETC"), a related party by way of common management. Under this agreement, which was terminated in September 1997, the Company agreed to purchase its requirements for certain component parts through March 1998 at a price that resulted in a 33 1/3% gross margin to AETC. The Company's purchases under this contract for the years ended February 28, 1998 and February 22, 1997 were $1,743 and $1,642, respectively. The Company has not made any purchases from AETC since September 1997.

12.    EMPLOYEE RETIREMENT PLANS

      Effective March 1, 1998, the Company adopted SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits. The Company sponsors and contributes to a qualified, defined contribution Savings and Investment Plan covering substantially all U.S. employees. The Company also sponsors and contributes to nonqualified deferred compensation programs for certain officers and other employees. The Company has invested in corporate-owned life insurance policies to assist in funding certain of these programs. The cash surrender values of these policies are maintained in an irrevocable rabbi trust and are recorded as assets of the Company. In addition, the Company and its subsidiaries participate in government-sponsored programs in certain European countries. In general, the Company's policy is to fund these plans based on legal requirements, tax considerations, local practices and investment opportunities.

      The BE Aerospace Savings and Investment Plan was established pursuant to
Section 401(k) of the Internal Revenue Code. Under the terms of the plan, covered employees are allowed to contribute up to 15% of their pay, limited to $10 per year. The Company match is equal to 50% of employee contributions, subject to a maximum of 8% of an employee's pay. Total expense for the plan was $2,301, $1,677 and $1,317 related to this plan for the years ended February 27, 1999, February 28, 1998 and February 22, 1997, respectively. Participants vest 100% in the Company match after five years of service.

      The BE Supplemental Executive Retirement Plan is an unfunded plan maintained for the purpose of providing deferred compensation for certain employees. This plan allows certain employees to annually elect to defer a portion of their compensation, on a pre-tax basis, until their retirement. The retirement benefit to be provided is based on the amount of compensation deferred, Company match and earnings on deferrals. Deferred compensation expense was $231, $163 and $50 in fiscal 1999, 1998 and 1997, respectively.

13.      STOCKHOLDERS' EQUITY

     Earnings (Loss) Per Share. SFAS No. 128, Earnings per Share, establishes standards for computing and presenting basic and diluted net earnings (loss) per share. All prior period net earnings (loss) per share data have been restated to conform with SFAS No. 128. The following table sets forth the computation of basic and diluted net earnings (loss) per share for the years ended February 27, 1999, February 28, 1998 and February 22, 1997:

                                                                          1999          1998            1997
                                                                          ----          ----            ----
          Numerator - Net earnings (loss)                           $ (83,353)      $ 21,562        $ 13,709
                                                                     =========       =======         =======
          Denominator:
          Denominator for basic earnings (loss) per share -
             Weighted average shares                                    24,814        22,442          17,692
             Effect of dilutive securities -
             Employee stock options                                          -           988           1,405
                                                                     ---------      --------         -------

          Denominator for diluted earnings (loss) per share -
             Adjusted weighted average shares                           24,814        23,430          19,097
                                                                        ======        ======          ======
          Basic net earnings (loss) per share                          $(3.36)         $ .96           $ .77
                                                                       =======         =====           =====
          Diluted net earnings (loss) per share                        $(3.36)         $ .92           $ .72
                                                                       =======         =====           =====

     Stock Option Plans. The Company has various stock option plans, including the 1989 Stock Option Plan, the 1991 Directors Stock Option Plan, the 1992 Share Option Scheme and the 1996 Stock Option Plan (collectively, the "Option Plans"), under which shares of the Company's Common Stock may be granted to key employees and directors of the Company. The Option Plans provide for granting key employees options to purchase the Company's common stock. Options are granted at the discretion of the Stock Option and Compensation Committee of the Board of Directors. Options granted generally vest at the rate of 25% per year from the date of grant and are exercisable to the extent vested and the option term generally cannot exceed ten years.

     The following table sets forth options granted, canceled, forfeited and outstanding:

                           February 27, 1999                          February 28, 1998                   February 22, 1997
                            ----------------                          -----------------                   -----------------

                                           Option Price                        Option Price                    Option Price
                            Options           Per Share        Options            Per Share       Options         Per Share
Outstanding,
  Beginning of period       2,931,501      $ 7.00 -$31.50      2,447,425         $0.81-$24.93      2,720,350    $0.81-$13.00
Options granted             1,453,500       16.44 - 29.50      1,394,250         21.50- 31.50      1,313,500    10.25- 24.94
Options exercised            (292,100)       7.375 -29.88       (852,174)         0.81- 29.88     (1,361,925)    0.81- 16.13
Options forfeited             (93,750)      16.125 -29.88        (58,000)         7.63- 29.88       (224,500)    7.38- 16.13
                            ---------                          ---------                          ----------
Outstanding, end of period  3,999,151        7.00 - 31.50      2,931,501          7.00- 31.50      2,447,425      0.81-24.93
                           ==========
Exercisable at end
  of year                   2,004,531      $ 7.00 -$31.50      1,317,503         $7.00-$31.50      1,374,927    $0.81-$24.93
                           ==========                          =========                           =========

At February 27, 1999, options were available for grant under each of the Company's option plans.

                                                Options Outstanding at February 27, 1999
--------------------------------------------------------------------------------------------------------------------------

                               Average           Weighted        Weighted Average            Options
       Range of                Options           Average            Remaining              Exercisable        Weighted Average
    Exercise Price           Outstanding       Exercise Price    Contractual Life     at February 27, 1999    Exercise Price
    --------------           -----------       --------------    ---------------      --------------------    ----------------

    $  7.00  -   $19.00       1,298,651          $ 13.91             6.67                 1,000,403                $ 13.17
    $ 20.81  -   $20.81         986,500          $ 20.81             9.51                   248,502                $ 20.81
    $ 21.50  -   $29.50         832,250          $ 24.91             8.83                   319,125                $ 24.07
    $ 29.878 -   $31.50         881,750          $ 29.89             8.47                   436,501                $ 29.89

The estimated fair value of options granted during fiscal 1999 was $13.93 per share. The estimated fair value of options granted during fiscal 1998 was $13.56 per share. The Company applies APB Opinion No. 25 and related
Interpretations in accounting for its stock option and purchase plans. Accordingly, no compensation cost has been recognized for its stock option plans and stock purchase plan. Had compensation cost for the Company's stock option plans and stock purchase plan been determined consistent with SFAS No. 123, the Company's net earnings and net earnings per share for the year ended February 27, 1999 and February 28, 1998 would have been reduced to the pro forma amounts indicated in the following table:

                                                                                             1999              1998
                                                                                             ----              ----
                 As reported
                          Net earnings (loss)                                           $(83,353)          $ 21,562
                          Diluted net earnings (loss) per share                            (3.36)
                                                                                                               0.92
                 Pro forma
                          Net earnings (loss)                                           $(98,477)          $ 13,232
                          Diluted net earnings (loss) per share                            (3.97)              0.56
                 Weighted Average
                          Weighted average and pro forma
                               weighted average common shares                              24,814            23,430

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for options granted in 1999 and 1998: risk-free interest rates of 5.0% and 7.0%; expected dividend yields of 0.0%; expected lives of 3.5 years and 3 years; and expected volatility of 73% and 40%, respectively.

     The impact of outstanding non-vested stock options granted prior to fiscal 1997 has been excluded from the pro forma calculation; accordingly, the 1999 and 1998 pro forma adjustments are not indicative of future period pro forma adjustments, when the calculation will apply to all applicable stock options.

14.    EMPLOYEE STOCK PURCHASE PLAN

     The Company has established a qualified Employee Stock Purchase Plan, the terms of which allow for qualified employees (as defined) to participate in the purchase of designated shares of the Company's common stock at a price equal to the lower of 85% of the closing price at the beginning or end of each semi-annual stock purchase period. The Company issued 151,654 and 87,561 shares of common stock during fiscal 1999 and 1998 pursuant to this plan at an average price per share of $14.30 and $20.52, respectively.

15.      SEGMENT REPORTING
     The Company is organized based on customer-focused operating groups. Each group reports its results of operations and makes requests for capital expenditures and acquisition funding to the Company's chief operation decision-making group. This group is comprised of the Chairman, the Vice Chairman and Chief Executive Officer, the President and Chief Operating
Officer, the Corporate Senior Vice President of Administration and Chief Financial Officer and the Executive Vice President, Marketing and New Product Development. Under this organizational structure, the Company's operating groups were aggregated into two reportable segments. The Aircraft Cabin Interior Products and Services segment is comprised of four operating groups: the Seating Products Group, the Interior Systems Group, the Flight Structures and Integration Group and the Services Group, each of which have separate management teams and infrastructures dedicated to providing a full range of products to their commercial and general aviation operator customers. Each of these groups demonstrate similar economic performance, utilize similar distribution methods and manufacturing processes. Customers in this segment are supported by a single worldwide after-sale service organization.

      The Company's other reportable segment was its In-Flight Entertainment Group, which demonstrated similar distribution methods, but utilized different manufacturing processes and served a different customer base. As described in
Note 2, the Company sold its 51% interest in IFE on February 25, 1999. The Company evaluates the performance of its operating segments based primarily on sales, gross profit before special costs and charges, operating earnings before special costs and charges, and working capital management.

The following table presents sales and other financial information by business segment:

                                                                       FISCAL 1999
                                              Aircraft Cabin Interior             In-Flight
                                                Products and Services         Entertainment            Total
          Sales                                            $  622,548              $ 78,777       $  701,325
          Gross profit as reported                           $146,472              $ 31,978       $  178,450
          Gross profit  before  special
          costs and charges                                  $230,420              $ 35,855       $  266,275
          Operating  earnings (loss) as
          reported                                         $ (35,403)              $(2,354)       $  (37,757)
          Operating   earnings   before
          special costs and charges                        $   94,859              $  9,063       $  103,922
          Working Capital                                  $  143,423                   N/A       $  143,423


                                                                       FISCAL 1998
                                              Aircraft Cabin Interior             In-Flight
                                                Products and Services         Entertainment            Total
          Sales                                              $406,905              $ 81,094         $487,999
          Gross profit as reported                           $136,020              $ 42,885         $178,905
          Gross profit  before  special
          costs and charges                                  $136,020              $ 42,885         $178,905
          Operating     earnings     as
          reported                                           $ 47,250              $ 11,419         $ 58,669
          Operating   earnings   before
          special costs and charges                          $ 51,914              $ 11,419         $ 63,333
          Working capital                                    $240,463              $ 22,041         $262,504


                                                                       FISCAL 1997
                                              Aircraft Cabin Interior             In-Flight
                                                Products and Services         Entertainment            Total
          Sales                                              $360,457              $ 51,922         $412,379
          Gross profit as reported                           $106,835              $ 34,987         $141,822
          Gross profit  before  special
          costs and charges                                  $106,835              $ 34,987         $141,822
          Operating     earnings     as
          reported                                           $ 35,804              $  6,594         $ 42,398
          Operating   earnings   before
          special costs and charges                          $ 35,804              $  6,594         $ 42,398
          Working capital                                    $112,628              $  9,546         $122,174

     The Company operated principally in two geographic areas, the United States and Europe, during the years ended February 27, 1999, February 28, 1998 and February 22, 1997. There were no significant transfers between geographic areas during the period. Identifiable assets are those assets of the Company that are identified with the operations in each geographic area.

     The following table presents net sales and operating earnings before special costs and charges for the years ended February 27, 1999, February 28, 1998 and February 22, 1997 and identifiable assets as of February 27, 1999, February 28, 1998 and February 22, 1997 by geographic area.

                                                 1999             1998               1997
                                                 ----             ----               ----
Net Sales:
United States                                $511,063         $365,957           $312,497
Europe                                        190,262          122,042             99,882
                                             --------         --------           --------
Total:                                       $701,325         $487,999           $412,379
                                             ========         ========           ========

Operating Earnings:

United States                                 $73,499         $ 43,592           $ 33,834
Europe                                         30,423           19,741              8,564
                                              -------          -------           --------
Total:                                       $103,922         $ 63,333           $ 42,398
                                             ========         ========           ========

Identifiable Assets:

United States                                $726,056         $541,675           $380,273
Europe                                        178,243          140,082            110,816
                                             --------         --------           --------
Total:                                       $904,299         $681,757           $491,089
                                            =========         ========          =========

      Export sales from the United States to customers in foreign countries amounted to approximately $174,659, $132,831 and $153,423 in fiscal 1999, 1998 and 1997, respectively. Total sales to all customers in foreign countries amounted to $297,474, $232,691 and $203,388 in fiscal 1999, 1998 and 1997, respectively. Total sales to Europe amounted to 22%, 23% and 29% in fiscal 1999, 1998 and 1997, respectively. Total sales to Asia amounted to 12%, 18% and 16% in fiscal 1999, 1998 and 1997, respectively. Major customers (i.e., customers representing more than 10% of total sales) change from year to year depending on the level of refurbishment activity and/or the level of new aircraft purchases by such customers. During the fiscal years ended February 27, 1999 and February 28, 1998, one customer accounted for approximately 13% and 18% of the Company's sales, respectively. There were no major customers in fiscal 1997.

16.    FAIR VALUE INFORMATION

     The following disclosure of the estimated fair value of financial instruments at February 27, 1999 and February 28, 1998 is made in accordance with the requirements of SFAS No. 107, Disclosures about Fair Value of Financial Instruments. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies; however, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

     The carrying amounts of cash and cash equivalents, accounts receivable-trade, and accounts payable are a reasonable estimate of their fair values. At February 27, 1999 and February 28, 1998, the Company's 9 7/8% Notes had a carrying value of $100,000 and a fair value of $104,500 and $107,500, respectively. At February 27, 1999 and February 28, 1998, the Company's 8% Notes had carrying values of $249,440 and $249,375 and fair values of $241,957 and $248,750, respectively. The Company's 9 1/2% Notes had a carrying value of $200,000 and fair value of $209,000. Additionally, at February 28, 1998, the Company's 9 3/4% Notes had a carrying value of $23,192 and fair value of $24,410. The carrying amounts of other long-term debts approximate fair value because the obligations either bear interest at floating rates or compare favorably with fixed rate obligations that would be available to the Company.

    The fair value information presented herein is based on pertinent information available to management as of February 27, 1999. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since that date, and current estimates of fair value may differ significantly from the amounts presented herein.

17.    SELECTED QUARTERLY DATA (Unaudited)

       Summarized quarterly financial data for fiscal 1999 are as follows:

                                                                         Year Ended February 27, 1999
                                                       -----------------------------------------------------------------
                                                            First            Second             Third           Fourth
                                                          Quarter           Quarter           Quarter          Quarter
                                                          -------           -------           -------          -------

        Sales                                            $139,991          $156,352          $195,751        $ 209,231
        Gross profit                                     $ 51,880          $ 59,600          $ 75,610        $ (8,640)
        Net earnings (loss)                              $(23,875)         $(35,495)         $ 16,481        $(40,464)
                                                         ========          ========          ========        =========
        Basic net earnings (loss) per share              $ (1.03)          $ (1.44)          $    .61        $  (1.65)
                                                         ========          ========         =========        ========
        Diluted net earnings (loss) per share            $ (1.03)          $ (1.44)          $    .59        $  (1.65)
                                                         ========          ========         =========        =========

         Summarized quarterly financial data for fiscal 1998 are as follows:

                                                                           Year Ended February 28, 1998
                                                        --------------------------------------------------------------
                                                            First            Second             Third           Fourth
                                                          Quarter           Quarter           Quarter          Quarter
                                                          -------           -------           -------          -------

        Sales                                           $ 113,846         $ 119,843         $ 128,998        $ 125,312
        Gross profit                                    $  41,063         $  44,149         $  46,650        $  47,043
        Earnings before extraordinary item              $   6,943         $   8,077         $   9,432        $   6,066
        Extraordinary item                              $       -         $       -         $       -        $       -
                                                                                                             $  (8,956)
        Net earnings (loss)                             $   6,943         $   8,077         $   9,432        $  (2,890)
        Basic net earnings (loss) per share:
           Before extraordinary item                    $     .32         $     .36         $     .41        $     .27
           Extraordinary item                                   -                 -                 -             (.40)
                                                        ---------         ---------         ---------        ---------
           Net earnings (loss) per share                $     .32         $     .36         $     .41        $    (.13)
                                                        =========         =========         =========        =========
        Diluted net earnings (loss) per share:
            Before extraordinary item                   $     .30         $     .34         $     .40        $     .26
            Extraordinary item                                  -                 -                 -             (.38)
                                                        ---------        ----------         ---------         ---------
            Net earnings (loss) per share               $     .30        $     .34          $     .40        $    (.12)
                                                        =========         =========        ==========        ==========

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED FEBRUARY 27, 1999, FEBRUARY 28, 1998 AND FEBRUARY 22,1997 (Dollars in thousands)

                                BALANCE                                                       BALANCE
                                AT BEGINNING                                                   AT END
                                OF YEAR           EXPENSES      OTHER       DEDUCTIONS        OF YEAR
                                ------------      --------      -----       ----------        -------
DEDUCTED FROM ASSETS:
Allowance for doubtful accounts:
1999                            $  2,190      $     721      $    110      $     388        $   2,633
1998                               4,864            481             -          3,155            2,190
1997                               4,973          2,144           (69)         2,184            4,864

Reserve for obsolete inventories:
1999                            $ 10,489       $ 37,138 (1)  $  1,826      $  28,303 (1)    $  21,150
1998                               8,282          9,973             -          7,766           10,489
1997                              19,785          4,583         1,758         17,844 (2)        8,282




(1) During fiscal 1999, the Company recorded a restructuring charge related to the rationalization of its product offering and disposed of a substantial portion of such inventories.

(2) During fiscal 1997, the Company disposed of substantially all of the inventories that were fully reserved in fiscal years 1995 and 1996.