Form 10-Q
period 1999-05-29
BE AEROSPACE INC
filed 1999-07-09
CIK 861361

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                   For the quarterly period ended May 29, 1999



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




         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES[X] NO[ ]

     The registrant has one class of common stock, $.01 par value, of which 24,690,932 shares were outstanding as of July 6, 1999.

Item 1.  Financial Statements

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (Dollars in thousands, except share data)

                                                                                Unaudited                  Audited
                                                                                    as of                    as of
                                                                                   May 29,             February 27,
                                                                                     1999                     1999
                                                                                     ----                     ----
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                  $   36,037           $       39,500
     Accounts receivable - trade, less allowance for doubtful
          accounts of $2,777 (May 29, 1999)
          and $2,633 (February 27, 1999)                                           128,031                  140,782
     Inventories, net                                                              131,392                  119,247
     Other current assets                                                           17,059                   14,086
                                                                                ----------             ------------
         Total current assets                                                      312,519                  313,615
                                                                                ----------             ------------

PROPERTY AND EQUIPMENT, net                                                        148,299                  138,730
INTANGIBLES AND OTHER ASSETS, net                                                  445,517                  451,954
                                                                                ----------            -------------
                                                                                $  906,335           $      904,299
                                                                                ==========           ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                           $   66,876           $       63,211
     Accrued liabilities                                                            87,388                   97,065
     Current portion of long-term debt                                               7,981                    9,916
                                                                                ----------           --------------
          Total current liabilities                                                162,245                  170,192
                                                                                -----------          --------------

LONG-TERM DEBT                                                                     581,855                  583,715
OTHER LIABILITIES                                                                   35,661                   34,519

STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par value; 1,000,000 shares
          authorized; no shares outstanding                                              -                        -
     Common stock, $.01 par 24,677,437 (May 29, 1999) and
          24,602,915 (February 27, 1999) issued and outstanding                        247                      246
     Additional paid-in capital                                                    246,745                  245,809
     Accumulated deficit                                                          (112,662)                (124,077)
     Accumulated other comprehensive loss                                           (7,756)                  (6,105)
                                                                                ----------           ---------------
          Total stockholders' equity                                               126,574                  115,873
                                                                                ----------           --------------
                                                                                $  906,335           $      904,299
                                                                                ==========           ==============


See accompanying notes to condensed consolidated financial statements.

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                  (Dollars in thousands, except per share data)

                                                                                         Three Months Ended
                                                                                  -------------------------------
                                                                                      May 29,            May 30,
                                                                                        1999                1998
                                                                                        ----                ----
NET SALES                                                                       $    185,032         $   139,991

COST OF SALES                                                                        118,445              88,111
                                                                                 -----------         -----------
GROSS PROFIT                                                                          66,587              51,880

OPERATING EXPENSES:

     Selling, general and administrative                                              22,028              17,999
     Research, development and engineering                                            11,245              11,972
     Amortization                                                                      5,696               4,033
     Acquisition-related expenses                                                          -              32,253
                                                                                 -----------         -----------
          Total operating expenses                                                    38,969              66,257
                                                                                 -----------         -----------

OPERATING EARNINGS (LOSS)                                                             27,618             (14,377)

INTEREST EXPENSE, net                                                                 12,622               7,782

EQUITY IN LOSSES OF UNCONSOLIDATED SUBSIDIARY                                            727                   -
                                                                                ------------          ----------
EARNINGS (LOSS) BEFORE INCOME TAXES                                                   14,269             (22,159)

INCOME TAXES                                                                           2,854               1,716
                                                                                ------------          -----------

NET EARNINGS (LOSS)                                                             $     11,415          $  (23,875)
                                                                                ============          ===========

BASIC NET EARNINGS (LOSS) PER COMMON SHARE                                      $        .46          $    (1.03)
                                                                                ============          ===========

DILUTED NET EARNINGS(LOSS) PER COMMON SHARE                                     $        .46          $    (1.03)
                                                                                ============          ===========


See accompanying notes to condensed consolidated financial statements.

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Dollars in thousands)

                                                                                          Three Months Ended
                                                                                   -----------------------------
                                                                                   May 29,               May 30,
                                                                                      1999                  1998
                                                                                      ----                  ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings (loss)                                                        $  11,415            $   (23,875)
     Adjustments to reconcile net earnings (loss) to net cash flows provided by operating activities:
                Acquisition-related expenses                                            -                 32,253
                Depreciation and amortization                                      10,052                  8,514
                Deferred income taxes                                                 (42)                   (70)
                Non-cash employee benefit plan contributions                          611                    498
                Changes in operating assets and liabilities, net
                  of effects from acquisitions:
                Accounts receivable                                                12,359                  7,102
                Inventories                                                       (12,363)               (22,039)
                Other current assets                                               (3,000)                (1,001)
                Accounts and income taxes payable                                   6,343                 (3,833)
                Accrued and other liabilities                                     (12,039)                 5,003
                                                                                ----------           -----------
     Net cash flows provided by operating activities                               13,336                  2,552
                                                                                ---------            -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                         (14,237)                (8,811)
     Change in intangible and other assets                                           (218)                (3,733)
     Acquisitions, net of cash acquired                                                 -               (186,271)
                                                                                ---------             -----------
Net cash flows used in investing activities                                       (14,455)              (198,815)
                                                                                ----------            -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings (payments) under bank credit facilities                        (2,634)                80,121
     Proceeds from issuances of stock, net of expenses                                307                  3,652
     Principal payments on long-term debt                                               -                (27,492)
                                                                                ---------            -----------
     Net cash flows provided by (used in) financing activities                     (2,327)                56,281
                                                                                ----------           -----------

Effect of exchange rate changes on cash flows                                         (17)                   118
                                                                                ----------           -----------
Net decrease in cash and cash equivalents                                          (3,463)              (139,864)

Cash and cash equivalents, beginning of period                                     39,500                164,685
                                                                                ---------            -----------
Cash and cash equivalents, end of period                                        $  36,037            $    24,821
                                                                                =========            ===========

Supplemental disclosures of cash flow information:
     Cash paid during period for:
       Interest, net                                                            $  20,107            $     1,560
       Income taxes, net                                                        $     716            $       537

Schedule of non-cash transactions:
     Fair market value of assets acquired in acquisitions                       $       -            $   205,617
     Cash paid for businesses acquired in acquisitions                          $       -            $   186,986
     Liabilities assumed and accrued acquisition costs
       incurred in connection with acquisitions                                 $       -            $    22,000


See accompanying notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements May 29, 1999 and May 30, 1998 (Unaudited - Dollars in thousands, except per share data)

Note 1.    BASIS OF PRESENTATION

                  The  condensed   consolidated   financial   statements  of  BE
           Aerospace, Inc. and its wholly-owned subsidiaries (the "Company" or "B/E") have been prepared by the Company and are unaudited pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information related to the Company's organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, these unaudited condensed consolidated financial statements reflect all material adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations and statements of financial position for the interim periods presented. These results are not necessarily indicative of a full year's results of operations. Certain reclassifications have been made to the February 27, 1999 financial statements to conform to the May 29, 1999 presentation.

                  Although the Company believes that the disclosures provided are adequate to make the information presented not misleading, these unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended February 27, 1999.

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

                  As a result of the acquisitions of PBASCO and AMP (the "1999 Acquisitions") the Company recorded a charge aggregating $32,253 for the write-off of acquired in-process research and development and acquisition-related expenses associated with these and other transactions.

                  The Company determined that these projects ranged from 25% - 80% complete at May 29, 199 and estimates that the cost to complete these projects will aggregate approximately $11,000, and will be incurred over a five year period.

                  The 1999 Acquisitions have been accounted for using purchase accounting.

                  In February 1999, the Company sold a 51% interest in its In-Flight Entertainment subsidiary (the "IFE" Sale) to a wholly-owned subsidiary of Sextant Avionique SA for an initial sale price of $62,000 (subject to adjustment based on the actual results of operations during the two years following the IFE Sale). As a result of the IFE Sale, the Company accounts for its remaining 49% interest in IFE using the equity method of accounting.

Note 3.    COMPREHENSIVE INCOME (LOSS)

                 Comprehensive income (loss) is defined as all changes in a company's net assets except changes resulting from transactions with shareholders. It differs from net income (loss) in that certain items currently recorded to equity would be a part of comprehensive income
          (loss). The following table sets forth the computation of comprehensive income (loss) for the periods presented:

                                                          Three Months Ended
                                                      ---------------------------
                                                          May 29,          May 30,
                                                             1999             1998
             Net earnings (loss)                      $    11,415      $  (23,875)
             Other comprehensive income:
             Foreign exchange translation adjustment       (1,651)           (528)
                                                      -----------      -----------
             Comprehensive income (loss)              $     9,764      $  (24,403)
                                                      ===========     ============

Note 4.    SEGMENT REPORTING

                  The Company is currently organized based on customer-focused operating groups operating in a single segment. Each group reports its results of operations and makes requests for capital expenditures and acquisition funding to the Company's chief operation decision-making group. This group is comprised of the Chairman, the Vice Chairman and Chief Executive Officer, the President and Chief Operating Officer, the Corporate Senior Vice President of Administration and Chief Financial Officer and the Executive Vice President, Marketing and New Product Development. Under this organizational structure, the Company's operating groups were aggregated into two reportable segments. The Aircraft Cabin Interior Products and Services segment is comprised of four operating groups: the Seating Products Group, the Interior Systems Group, the Flight Structures and Integration Group and the Services Group, each of which have separate management teams and infrastructures dedicated to providing a full range of products to their commercial and general aviation operator customers. Each of these groups demonstrate similar economic performance and utilize similar distribution methods and manufacturing processes. Customers are supported by a single worldwide after-sale service organization. As described in Note 2, the Company sold a 51% interest in IFE on February 25, 1999. IFE was a separate, reportable segment. The Company evaluates the performance of its operating segments based primarily on sales, gross profit before special costs and charges, operating earnings before special costs and charges, and working capital management.

                  The following table presents sales and other financial information by business segment for the three month periods ended:

                                                       MAY 29, 1999
                                              Aircraft Cabin Interior
                                                Products and Services
                                              -----------------------

          Sales                                              $185,032
          Gross profit                                       $ 66,587
          Operating earnings                                 $ 27,618
          Working Capital                                    $150,274

                                                                        MAY 30, 1998
                                                                        ------------
                                                         Aircraft Cabin
                                                               Interior           In-Flight
                                                  Products and Services       Entertainment           Total
                                                  ---------------------       -------------           -----
          Sales                                              $  118,129         $   21,862       $   139,991
          Gross profit                                       $   45,322         $    6,558       $    51,880
          Operating loss as reported                         $  (5,456)         $   (8,921)      $   (14,377)
          Operating earnings (loss) before
          special costs                                      $   19,257         $   (1,381)      $    17,876
          Working capital                                    $  147,539         $   28,727       $   176,266

Note 5.  EARNINGS (LOSS) PER SHARE

                  Basic net earnings (loss) per share is computed using the weighted average common shares outstanding during the period. Diluted net earnings (loss) per share is computed by using the average share price during the period when calculating the dilutive effect of stock options. Shares outstanding for the periods presented were as follows:

                                                                           Three Months Ended
                                                                   ----------------------------------
                                                                        May 29,             May 30,
                                                                          1999                1998
                 Weighted average shares outstanding                    24,631              23,070
                 Dilutive effect of employee stock options                 269                   -
                                                                       -------              ------
                 Diluted shares outstanding                             24,900              23,070
                                                                        ======              ======

Note 6. RESTRUCTURING CHARGE

              During the ourth quarter of fiscal 1999, the Company began to implement a restructuring plan designed to lower its cost structure and improve its long-term competitive position. This plan includes consolidating seven facilities reducing the total number from 21 to 14, reducing its employment base by approximately 8% and rationalizing its product offerings. The restructuring costs and charges are comprised of $61,089 related to impaired inventories and property, plant and equipment as a result of the rationalization of its product offerings; plus severance and related separation costs, lease termination and other costs of $4,949. The Company anticipates that it will be substantially complete with this restructuring by the end of the current fiscal year.

              The  assets   impacted  by  this  program   include   inventories,
        factories, warehouses, assembly operations, administration facilities and machinery and equipment.

        The following table summarizes the restructuring costs:

                                                             Balance at                                 Balance at
                                                            Feb. 27, 1999          Utilized            May 29, 1999
                                                         --------------------- --------------------- ------------------
    Severance, lease termination and other costs                $   4,298             $   1,070          $   3,228
    Impaired inventories, property and equipment                   19,911                10,969              8,942
                                                         --------------------- --------------------- ------------------
                                                                $  24,209             $  12,039          $  12,170
                                                         ===================== ===================== ==================


                  [Remainder of page intentionally left blank]

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in thousands, except per share data)

             The following discussion and analysis addresses the results of the Company's operations for the three months ended May 29, 1999, as compared to the Company's results of operations for the three months ended May 30, 1998. The discussion and analysis then addresses the liquidity and financial condition of the Company and other matters.

             For comparability purposes, the Company has provided additional pro forma information giving effect to each of the acquisitions (the "1999 Acquisitions") and dispositions (the "IFE Sale") the Company completed during fiscal 1999, exclusive of any acquisition-related expenses, as if they all occurred at the beginning of the year.

Three Months Ended May 29, 1999, as Compared to the Results of Operations for the Three Months Ended May 30, 1998

              Net sales for the fiscal 2000 three-month period were $185,032, $45,041 and 32.2% greater than sales of $139,991 for the comparable period in the prior year. The increase in sales is primarily due to the 1999 Acquisitions, offset by the impact of the IFE Sale. On a pro forma basis, sales increased by $22,672 or 14%.

              Gross profit was $66,587 or 36.0% of sales for the three months ended May 29, 1999. This was $14,707, or 28.3%, greater than the comparable period in the prior year of $51,880, which represented 37.1% of sales. The increase in gross profit in the current period is primarily due to the impact of the 1999 Acquisitions and the IFE Sale, offset by somewhat lower gross margins on certain of the Company's operations due to the introduction of a large number of new products during the current quarter.

              Selling, general and administrative expenses were $22,028 or 11.9% of sales for the three months ended May 29, 1999. This was $4,029, or 22.4% greater than the comparable period in the prior year of $17,999 or 12.9% of sales. While selling, general and administrative spending in the current period increased as a result of the 1999 Acquisitions; such expenses as a percentage of sales declined by 100 basis points. Selling, general and administrative expenses for the three months ended May 29, 1999 was $105 greater than pro forma selling, general and administrative expenses for the comparable period in the prior year.

              Research, development and engineering expenses were $11,245 or 6.1% of sales for the three months ended May 29, 1999, a decrease of $727 over the comparable period in the prior year of $11,972 or 8.6% of sales. The decrease in research, development and engineering expense in the current period is primarily attributable to the IFE Sale, offset by an increase in spending attributable to the 1999 Acquisitions. Importantly, research, development and engineering as a percentage of sales decreased by 250 basis points.

              Amortization expense for the quarter ended May 29, 1999 of $5,696, was $1,663 greater than the amount recorded in the first quarter of fiscal 1999 due to acquisitions completed during fiscal 1999.

              The Company generated  operating earnings of $27,618,  or 14.9% of sales as compared to an operating loss of $(14,377), or (10.3%) during the comparable period in the prior year. Operating earnings in the prior year, exclusive of acquisition-related expenses were $17,876. The increase in operating earnings in the current period is the result of the increase in gross profit along with lower operating expenses as a percentage of sales. Operating earnings for the current quarter of $27,618, or 14.9% of sales, were $5,410 or 24.4% greater than pro forma operating earnings of $22,208 or 13.6% of sales, for the comparable period in the prior year.

              Interest expense, net was $12,622 for the three months ended May 29, 1999, or $4,840 greater than interest expense of $7,782 for the comparable period in the prior year. The increase in interest expense is due to the increase in the Company's long-term debt as a result of acquisitions completed during fiscal 1999.

              Earnings before income taxes in the current quarter were $14,269, as compared to earnings before acquisition-related expenses and incomes taxes of $10,094 in the prior year's comparable period. Income tax expense for the quarter ended May 29, 1999 was $2,854, as compared to $1,716 in the prior year's comparable period. On a pro forma basis, net earnings and net earnings per share increased by $2,912 and $.12, respectively, over the comparable amounts in the prior year.

                  [Remainder of page intentionally left blank]

       LIQUIDITY AND CAPITAL RESOURCES

              The Company's liquidity requirements consist of working capital needs, ongoing capital expenditures and scheduled payments of interest and principal on its indebtedness. B/E's primary requirements for working capital have been directly related to increased accounts receivable and inventory levels as a result of both acquisitions and revenue growth. B/E's working capital was $150,274 as May 29, 1999, as compared to $143,423 as of February 27,1999.

              At May 29, 1999, the Company's cash and cash equivalents were $36,037 as compared to $39,500 at February 27, 1999. Cash provided from operating activities was $13,336 for the three months ended May 29, 1999. The primary source of cash during the three months ended May 29, 1999 was net earnings, depreciation and amortization of $21,467, a $12,359 decrease in accounts receivable and a $6,343 increase in accounts and income taxes payable, offset by a use of cash of $12,363, related to increases in inventories and $12,039 related to a decrease in accrued and other liabilities.

              The Company's capital expenditures were $14,237 and $8,811 during the three months ended May 29, 1999 and May 30, 1998, respectively. The increase in capital expenditures was primarily attributable to (1) acquisitions completed during 1999, (2) the purchase of previously leased facilities, (3) the development of a new management information system to replace the Company's existing systems, many of which were inherited in acquisitions, and (4) expenditures for plant modernization. The Company anticipates on-going annual capital expenditures of approximately $30,000 for the next several years to be in line with the expanded growth in business and the recent acquisitions.

              The Company believes that the cash flow from operations and availability under the Company's Bank Credit Facility will provide adequate funds for its working capital needs, planned capital expenditures and debt service requirements through the term of the Bank Credit Facility. The Company believes that it will be able to refinance the Bank Credit Facility prior to its termination, although there can be no assurance that it will be able to do so. The Company's ability to fund its operations, make planned capital expenditures, make scheduled payments and refinance its indebtedness depends on its future operating performance and cash flow, which, in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond its control.

       Deferred Tax Assets

       The Company has established a valuation allowance related to the utilization of its deferred tax assets because of uncertainties that preclude it from determining that it is more likely than not that it will be able to generate taxable income to realize such asset during the operating loss carryforward period, which begins to expire in 201l. Such uncertainties include recent cumulative losses by the Company, the highly cyclical nature of the industry in which it operates, economic conditions in Asia which impact the airframe manufacturers and the airlines, the

       Company's high degree of financial leverage, risks associated with the implementation of its integrated management information system and risks associated with the integration of acquisitions. The Company monitors these uncertainties, as well as other positive and negative factors that may arise in the future, as it assesses the necessity for a valuation allowance for its deferred tax assets.

       Year 2000 Costs

       The "Year 2000" ("Y2K") issue is the result of computer programs using two digits rather than four to define the applicable year. Because of this programming convention, software, hardware or firmware may recognize a date using "00" as the year 1900 rather than the year 2000. Use of non-Y2K compliant programs could result in system failures, miscalculations or errors causing disruptions of operations or other business problems, including, among others, a temporary inability to process transactions and invoices or engage in similar normal business activities.

       B/E Technology Initiatives Program. The Company has experienced substantial growth as a result of having completed 15 acquisitions since 1989. Essentially all of the acquired businesses were operating on separate information systems, using different hardware and software platforms. In fiscal 1997, the Company analyzed its systems, both pre-existing and acquired, for Y2K compliance with a view to replacing non-compliant systems and creating an integrated Y2K compliant system. In addition, the Company has developed a comprehensive program to address the Y2K issue with respect to the following non-system areas: (1) network switching, (2) the Company's non-information technology systems (such as buildings, plant, equipment and other infrastructure systems that may contain embedded microcontroller technology) and (3) the status of major vendors, third-party network service providers and other material service providers (insofar as they relate to the Company's business). As explained below, the Company's efforts to assess its systems as well as non-system areas related to Y2K compliance involve: (1) a wide-ranging assessment of the Y2K problems that may affect the Company, (2) the development of remedies to address the problems discovered in the assessment phase and (3) testing of the remedies.

       Assessment Phase. The Company has identified substantially all of its major hardware and software platforms in use as well as the relevant non-system areas described above. The Company has determined its systems requirements on a company-wide basis and has begun the implementation of an enterprise resource planning ("ERP") system, which is intended to be a single system database onto which all the Company's individual systems will be migrated. In relation thereto, the Company has signed contracts with substantially all of its significant hardware, software and other equipment vendors and third-party network service providers related to Y2K compliance.

       Remediation and Testing Phase. In implementing the ERP system, the Company undertook and has completed a remediation and testing phase of all internal systems, LANs, WANs and PBXs. This phase was intended to address potential Y2K problems of the ERP system in relation to both information technology and non-information technology systems and then to demonstrate that the ERP software was Y2K compliant. ERP system software was selected and applications implemented by a team of internal users, outside system integrator specialists and ERP application experts. The ERP system was tested between June 1997 and March 1998 by this team of experts. To date, eight locations have been fully implemented on the ERP system. This company-wide solution is being deployed to all other B/E sites in a manner that is designed to meet full implementation for all non-Y2K compliant sites by the year 2000.

       Program to Assess and Monitor Progress of Third Parties. As noted above, B/E has also undertaken an action plan to assess and monitor the progress of third-party vendors in resolving Y2K issues. To date, the Company has
       (1) obtained  guidance from outside  counsel to ensure legal  compliance,
       (2) generated correspondence to each of its third-party vendors to assess the Y2K readiness of these vendors and (3) contracted a `Vendor Y2K' fully automated tracking program to track all correspondence to/from vendors, to track timely responses via an automatic computer generated `trigger' to provide an electronic folder for easy reference and retention and to specifically track internally identified `critical' vendors. The Company is also currently in the midst of developing an internal consolidated database of the Company's vendors. To monitor its third-party vendors, the Company has sent a correspondence mailing to targeted vendors and is currently following up on non-deliverable letters and those vendors that indicated material problems in their replies. The Company believes that the majority of the required compliance and remediation with respect to these vendors will be completed in the beginning of the second quarter of fiscal 2000.

       Contingency Plans. The Company has begun to analyze contingency plans to handle the worst-case Y2K scenarios that the Company believes reasonably could occur and, if necessary, intends to develop a timetable for completing such contingency plans.

       Costs Related to the Y2K Issue. To date, the Company has incurred approximately $30,000 in costs related to the implementation of the ERP system. The Company currently estimates the total ERP implementation will cost approximately $38,000 and a portion of the costs have and will be capitalized to the extent permitted under generally accepted accounting principles.

       Risks Related to the Y2K Issue. Although the Company's efforts to be Y2K compliant are intended to minimize the adverse effects of the Y2Kissue on the Company's business and operations, the actual effects of the issue will not be known until the year 2000. Difficulties in implementing the ERP system or failure by the Company to fully implement the ERP system or the failure of its major vendors, third-party network service providers, and other material service providers and customers to adequately address their respective Y2K issues in a timely manner would have a material adverse effect on the Company's business, results of operations and financial condition. The Company's capital requirements may differ materially from the foregoing estimate as a result of regulatory, technological and competitive developments (including market developments and new opportunities) in the Company's industry. See "Risk Factors--Potential Failure of Computer Systems to Recognize Year 2000."

       Fiscal 1999 Acquisitions

             During fiscal 1999, the Company completed four major acquisitions and two smaller transactions. In April 1999, the company acquired Puritan Bennett Aero Systems Co., a manufacturer of commercial aircraft oxygen systems, and "WEMAC" air valve components, overhead lights and switches, crew masks and protective breathing devices for both general aviation and commercial aircraft. Also during April 1999, the Company acquired Aircraft Modular Products, a manufacturer of business jet seating, cabinetry, and structures. In August 1999, the Company acquired SMR Aerospace, Inc. and its affiliates ("SMR"), which is a leading supplier of design, integration, installation and certification services for the reconfiguration of aircraft, allowing an airline to modify or upgrade the seating arrangements, install telecommunications, move galley structures or modify overhead containers or sidewalls, etc. SMR also manufactures and installs crew rest compartments, and performs the engineering required to make structural modifications and supplies the kits necessary for the conversion of passenger to freighter aircraft. In September 1999, the Company acquired CF Taylor, a leading manufacturer of galley equipment for both narrow and wide-body aircraft, including galley structures, crew rests.

       Fiscal 1999 Dispositions

             In February 1999, the Company sold a 51% interest in its In-Flight Entertainment subsidiary (the "IFE Sale") to a wholly owned subsidiary of Sextant Avionique SA for an initial sale price of $62,000 (subject to adjustment based on the actual results of operations during the two years following the IFE Sale).

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

              Recently, turbulence in the financial and currency markets of many Asian countries has led to uncertainty with respect to the economic outlook for these countries. Although not all carriers have been affected by the current economic events in the Pacific Rim, certain carriers, including non-Asian carriers that have substantial Asian routes, could cancel or defer their existing orders. In addition, Boeing has announced that in light of the continued severe economic conditions in Asia, it will be substantially scaling back production of a number of aircraft types, including particularly wide-body aircraft which require up to five times the dollar content for B/E's products as compared to narrow-body aircraft.

              This report includes forward-looking statements which involve risks and uncertainties. Our actual experience may differ materially from that anticipated in such statements. Factors that might cause such a difference include, but are not limited to, those discussed in "Risk Factors" contained in Exhibit 99 of the Company's Annual Report on Form 10-K for the fiscal year ended February 27, 1999, as well as future events that may have the effect of reducing the Company's available operating income and available cash balances, such as unexpected operating losses or delays in the integration of our acquired businesses, conditions in the airline industry, customer delivery requirements, new or expected refurbishments, cash expenditures related to possible future acquisitions, delays in the implementation of our integrated management information system, labor disputes involving the Company, its significant customers or airframe manufacturers, delays or inefficiencies in the introduction of new products or fluctuations in currency exchange rates.

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

Item 3.  Defaults Upon Senior Securities                         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders     Not applicable.

Item 5.  Other Information                                       None.

Item 6.  Exhibits and Reports on Form 8-K

     a.  Exhibits

     1.  Exhibit 27      Financial Data Schedule for the three months
                         ended May 29, 1999.
     2.  Exihbit 10.48   Supplemental Executive Money Purchase Retirement Plan.
     3.  Exhibit 10.49   First Amendment to the Supplemental Executive Money
                         Purchase Retirement Plan.
     4.  Exhibit 10.50   Supplemental Executive Deferred Compensation Plan III.


     b.  Reports on Form 8-K

     1.  March 3, 1999   Form 8-K relating to the sale of a 51% interest in
                         the Company's In-Flight Entertainment ("IFE") business.
     2.  March 12, 1999  Form 8-K relating to the sale of a 51% interest in the Company's IFE business.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     BE AEROSPACE, INC.


Date:  July 8, 1999                  By: /s/ Robert J. Khoury
                                     --------------------------------
                                             Vice Chairman and
                                             Chief Executive Officer



Date:  July 8, 1999                  By: /s/ Thomas P. McCaffrey
                                     -----------------------------
                                             Corporate Senior Vice President of
                                             Administration and Chief
                                             Financial Officer