Form 10-Q
period 1999-08-28
BE AEROSPACE INC
filed 1999-09-28
CIK 861361

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                 For the quarterly period ended August 28, 1999



                           Commission File No. 0-18348



                               BE AEROSPACE, INC.

             (Exact name of registrant as specified in its charter)




         Delaware                                06-1209796
(State of Incorporation)                 (I.R.S. Employer Identification No.)




                            1400 Corporate Center Way
                         Wellington, Florida 33414-2105
                    (Address of principal executive offices)



                                 (561) 791-5000
              (Registrant's telephone number, including area code)




         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES[X] NO[ ]

     The registrant has one class of common stock, $.01 par value, of which 24,826,454 shares were outstanding as of September 23, 1999.

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (Dollars in thousands, except share data)

                                                                                 Unaudited                  Audited
                                                                                     as of                    as of
                                                                                 August 28,             February 27,
                                                                                      1999                     1999
ASSETS
Current assets:
     Cash and cash equivalents                                                  $   29,828             $     39,500
     Accounts receivable - trade, less allowance for doubtful
          accounts of $2,440 (August 28, 1999)
          and $2,633 (February 27, 1999)                                           137,023                  140,782
     Inventories, net                                                              142,280                  119,247
     Other current assets                                                           16,778                   14,086
                                                                                ----------              -----------
         Total current assets                                                      325,909                  313,615
                                                                                ----------              -----------

Property and equipment, net                                                        152,125                  138,730
Intangibles and other assets, net                                                  447,805                  451,954
                                                                                ----------             ------------
                                                                                $  925,839             $    904,299
                                                                                ==========             ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                           $   76,566             $     63,211
     Accrued liabilities                                                            84,022                   97,065
     Current portion of long-term debt                                               8,007                    9,916
                                                                                ----------             ------------
          Total current liabilities                                                168,595                  170,192
                                                                                ----------             ------------

Long-term debt                                                                     580,971                  583,715
Other liabilities                                                                   36,080                   34,519

Stockholders' equity:
     Preferred stock, $.01 par value; 1,000,000 shares
          authorized; no shares outstanding                                              -                        -
     Common stock, $.01 par value; 50,000,000 shares authorized;
          24,711,219 (August 28, 1999) and 24,602,915
          (February 27, 1999) shares issued and outstanding                            247                      246
     Additional paid-in capital                                                    247,447                  245,809
     Accumulated deficit                                                           (98,942)                (124,077)
     Accumulated other comprehensive loss                                           (8,559)                  (6,105)
                                                                                ----------             ------------
          Total stockholders' equity                                               140,193                  115,873
                                                                                ----------             ------------
                                                                                $  925,839             $    904,299
                                                                                ==========             ============


See accompanying notes to condensed consolidated financial statements.

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                  (Dollars in thousands, except per share data)


                                                          Three Months Ended                    Six Months Ended
                                                      ---------------------------        -----------------------------
                                                        August 28,     August 29,           August 28,      August 29,
                                                             1999           1998                 1999            1998
Net sales                                              $  191,895     $  156,352          $   376,927      $  296,343

Cost of sales                                             121,558         96,752              240,003         184,863
                                                       ----------     ----------          -----------      ----------
Gross profit                                               70,337         59,600              136,924         111,480

Operating expenses:

     Selling, general and administrative                   21,295         19,042                43,323         37,041
     Research, development and engineering                 12,280         12,770                23,525         24,742
     Amortization                                           5,856          5,381                11,552          9,414
     Acquisition-related expenses                               -         46,902                     -         79,155
                                                       ----------     ----------           -----------     ----------

     Total operating expenses                              39,431         84,095                78,400        150,352
                                                       ----------     ----------           -----------     ----------

Operating earnings (loss)                                  30,906        (24,495)               58,524        (38,872)

Equity in losses of unconsolidated subsidiary                 562              -                 1,289              -

Interest expense, net                                      13,195          8,664                25,817         16,446
                                                       ----------     ----------            ----------     ----------

Earnings (loss) before income taxes                        17,149        (33,159)               31,418        (55,318)

Income taxes                                                3,429          2,336                 6,283          4,052
                                                       ----------     ----------           -----------     ----------

Net earnings (loss)                                     $  13,720      $ (35,495)           $   25,135     $  (59,370)
                                                        =========     ==========            ==========     ==========

Basic net earnings (loss) per common share              $     .56      $   (1.44)           $     1.02     $    (2.49)
                                                        =========      =========            ==========     ==========

Diluted net earnings (loss) per common share            $     .55      $   (1.44)           $     1.01     $    (2.49)
                                                        =========      =========            ==========     ==========


See accompanying notes to condensed consolidated financial statements.

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Dollars in thousands)

                                                                                          Six Months Ended
                                                                                ------------------------------------
                                                                                 August 28,               August 29,
                                                                                      1999                     1998
Cash flows from operating activities:
     Net earnings (loss)                                                        $   25,135              $   (59,370)
     Adjustments to reconcile net earnings (loss) to net cash flows provided by operating activities:
              Acquisition-related expenses                                               -                   79,155
              Depreciation and amortization                                         20,402                   18,312
              Deferred income taxes                                                     24                      (70)
              Non-cash employee benefit plan contributions                           1,193                    1,055
              Changes in operating assets and  liabilities,
                net of effects from acquisitions:
                 Accounts receivable                                                 3,293                    6,163
                 Inventories                                                       (23,423)                 (45,435)
                 Other current assets                                               (3,213)                  (1,115)
                 Accounts payable                                                   13,569                    1,916
                 Accrued liabilities                                               (12,489)                  11,174
                                                                                ----------               ----------
     Net cash flows provided by operating activities                                24,491                   11,785
                                                                                ----------               ----------
Cash flows from investing activities:
      Capital expenditures                                                        (22,919)                  (20,210)
      Change in intangible and other assets                                        (8,136)                   (3,991)
      Acquisitions, net of cash acquired                                                -                  (209,636)
                                                                                ---------                ----------
Net cash flows used in investing activities                                       (31,055)                 (233,837)
                                                                                ---------                ----------
Cash flows from financing activities:
     Net borrowings under bank credit facilities                                        -                   119,542
     Proceeds from issuances of stock, net of expenses                                427                     2,604
     Principal payments on long-term debt                                          (3,457)                  (35,962)
                                                                                ---------                ----------
Net cash flows provided (used in) by financing activities                          (3,030)                   86,184
                                                                                ---------                ----------
Effect of exchange rate changes on cash flows                                         (78)                      386
                                                                                ---------                ----------
Net decrease in cash and cash equivalents                                          (9,672)                 (135,482)

Cash and cash equivalents, beginning of period                                     39,500                   164,685
                                                                               ----------                ----------

Cash and cash equivalents, end of period                                        $  29,828                $   29,203
                                                                                =========                ==========
Supplemental disclosures of cash flow information:
   Cash paid during period for:
       Interest, net                                                            $  25,853                $    4,897
       Income taxes, net                                                        $   2,278                $      460
Schedule of non-cash transactions:
       Fair market value of assets acquired in acquisitions                     $       -                $  372,359
       Cash paid for businesses acquired in acquisitions                        $       -                $  210,986
       Common stock issued in connection with acquisitions                      $       -                $  117,213
       Liabilities assumed and accrued acquisition costs
             incurred in connection with acquisitions                           $       -                $   54,600

See accompanying notes to condensed consolidated financial statements.

Notes to Condensed  Consolidated Financial Statements
August 28, 1999 and August 29, 1998
(Unaudited - Dollars in thousands, except per share data)

Note 1.    BASIS OF PRESENTATION

                  The  condensed   consolidated   financial   statements  of  BE
           Aerospace, Inc. and its wholly-owned subsidiaries (the "Company" or "B/E") have been prepared by the Company and are unaudited pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information related to the Company's organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, these unaudited condensed consolidated financial statements reflect all material adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations and statements of financial position for the interim periods presented. These results are not necessarily indicative of a full year's results of operations. Certain reclassifications have been made to the financial statements to conform to the August 28, 1999 presentation.

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

Note 2.    FISCAL 1999 ACQUISITIONS/DISPOSITION

                  On April 13, 1998, the Company completed its acquisition of Puritan-Bennett Aero Systems Co. ("PBASCO") for approximately $67,900 in cash and the assumption of approximately $9,200 of liabilities, including related acquisition costs and certain liabilities arising from the acquisition. PBASCO is a manufacturer of commercial aircraft oxygen delivery systems and "WEMAC" air valve components and, in addition, supplies overhead lights and switches, crew masks and protective breathing devices for both commercial and general aviation aircraft.

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

                  On August 7, 1998, the Company acquired all of the capital stock of SMR Aerospace, Inc. and its affiliates, SMR Developers LLC and SMR Associates (together, "SMR") for an aggregate purchase price of approximately $141,500 in cash and the assumption of approximately $32,600 of liabilities, including related acquisition costs and certain liabilities arising from the acquisition. The Company paid for the acquisition of SMR by issuing four million shares (the "SMR Shares") of Company stock (then valued at approximately $30 per share) to the former stockholders of SMR and paying them $2,000 in cash. The Company also paid $22,000 in cash to the employee stock ownership plan ("ESOP") of a subsidiary of SMR Aerospace to purchase the minority equity interest in such subsidiary held by the ESOP. The Company agreed to register for sale the SMR Shares with the Securities and Exchange Commission. If the net proceeds from the sale of the shares, which included the $2,000 in cash already paid, was less than $120,000, the Company agreed to pay such difference in cash to the selling stockholders. Because of the market price for the Company's common stock and the Company's payment obligation to the selling stockholders described above, the Company decided to repurchase the SMR Shares with approximately $118,000 of the proceeds from the sale of 9 1/2% Senior Subordinated Notes instead of registering the shares for sale (the $118,000 payment represents the net proceeds of $120,000 the Company was obligated to pay the selling stockholders, less the $2,000 in cash the Company already paid them).

                  SMR provides design, integration, installation and certification services for commercial aircraft passenger cabin interiors. SMR provides a broad range of interior reconfiguration services that allow airlines to change the size of certain classes of service, modify and upgrade the seating, install telecommunications or entertainment options, relocate galleys, lavatories, and overhead bins and install crew rest compartments. SMR is also a supplier of structural design and integration services, including airframe modifications for passenger-to-freighter conversions. In addition, SMR provides a variety of niche products and components that are used for reconfigurations and conversions. SMR's services are performed primarily on an aftermarket basis and its customers include major airlines such as United Airlines, Japan Airlines, British Airways, Air France, Cathay Pacific and Qantas, as well as Airborne Express, Federal Express and Boeing.

                 As a result of the acquisitions of PBASCO, AMP and SMR (the "1999 Acquisitions"), the Company recorded a charge aggregating $79,155 for the write-off of acquired in-process research and development and acquisition-related expenses associated with these and other transactions.

                  The Company determined that these projects ranged from 25% - 90% complete at August 28, 1999 and estimates that the cost to complete these projects will aggregate approximately $10,600, and will be incurred over a five year period.

                  The 1999 Acquisitions have been accounted for using purchase accounting.

                  On February 25, 1999, the Company sold a 51% interest in its In-Flight Entertainment ("IFE") subsidiary (the "IFE Sale") to a wholly-owned subsidiary of Sextant Avionique SA for an initial sale price of $62,000 (subject to adjustment based on the actual results of operations during the two years following the IFE Sale). As a result of the IFE Sale, the Company accounts for its remaining 49% interest in IFE using the equity method of accounting. On September 3, 1999, the Company announced that it had sold its remaining 49% interest in IFE. See Note 7.

Note 3.    COMPREHENSIVE INCOME (LOSS)

                 Comprehensive income (loss) is defined as all changes in a company's net assets except changes resulting from transactions with shareholders. It differs from net income (loss) in that certain items currently recorded to equity would be a part of comprehensive income
          (loss). The following table sets forth the computation of comprehensive income (loss) for the periods presented:

                                                               Three Months Ended               Six Months Ended
                                                           -------------------------      ------------------------
                                                           August 28,     August 29,      August 28,     August 29,
                                                                1999           1998            1999           1998
                 Net earnings (loss)                       $  13,720      $ (35,495)      $  25,135     $  (59,370)
                 Other comprehensive income:
                   Foreign exchange translation adjustment      (803)           943          (2,454)           415
                                                           ---------      ---------       ---------     ----------
                 Comprehensive income (loss)               $  12,917      $ (34,552)      $  22,681     $  (58,955)
                                                           =========      =========       =========     ==========

Note 4.   SEGMENT REPORTING

              The Company is currently organized based on customer-focused operating groups operating in a single segment. Each group reports its results of operations and makes requests for capital expenditures and acquisition funding to the Company's chief operation decision-making group. This group is comprised of the Chairman, the Vice Chairman and Chief Executive Officer, the President and Chief Operating Officer, the Corporate Senior Vice President of Administration and Chief Financial Officer and the Executive Vice President, Marketing and New Product Development. Under this organizational structure, the
          Company's operating groups were aggregated into two reportable segments. The Aircraft Cabin Interior Products and Services segment ("ACIPS") is comprised of four operating groups: the Seating Products Group, the Interior Systems Group, the Flight Structures and Integration Group and the Services Group, each of which have separate management teams and infrastructures dedicated to providing a full range of products to their commercial and general aviation operator customers. Each of these groups demonstrates similar economic performance and utilizes similar distribution methods and manufacturing processes. Customers are supported by a single worldwide after-sale service organization. As described in Note 2, the Company sold a 51% interest in IFE on February 25, 1999 (see also Note 7). IFE was a separate, reportable segment. The Company evaluates the performance of its operating segments based primarily on sales, gross profit before special costs and charges, operating earnings before special costs and charges, and working capital management.

                The  following   table  presents   sales  and  other   financial
           information by business segment for the three month and six month periods ended:

                                            Three Months Ended              Six Months Ended
                                              August 28, 1999                August 28, 1999
                                          ----------------------        -----------------------
                                                     ACIPS                         ACIPS
                                                     -----                         -----
                      Net sales                   $ 191,895                     $ 376,927
                      Gross profit                   70,337                       136,924
                      Operating earnings
                        as reported                  30,906                        58,524
                      Operating earnings
                        before special
                        charges                      30,906                        58,524
                      Working capital               157,314                       157,314



                                              Three Months Ended                            Six Months Ended
                                               August 29, 1998                               August 29, 1998
                                    -------------------------------------       ------------------------------------

                                        ACIPS         IFE          Total            ACIPS        IFE         Total
                                        -----         ---          -----            -----        ----        -----
          Net sales                 $  133,859     $  22,493    $ 156,352       $  251,989    $  44,354    $  296,343
          Gross profit                  51,916         7,684       59,600           97,239       14,241       111,480
          Operating (losses)
            as reported                (24,202)         (293)     (24,495)         (29,878)      (8,994)      (38,872)
          Operating earnings
            (loss) before
            special charges             22,700          (293)      22,407           41,737       (1,454)       40,283
          Working capital              151,811        30,653      182,464          151,811       30,653       182,464


Note 5.  EARNINGS (LOSS) PER COMMON SHARE

                 Basic net earnings (loss) per common share is computed using the weighted average common shares outstanding during the period. Diluted net earnings (loss) per common share is computed by using the average share price during the period when calculating the dilutive effect of stock options. Shares outstanding for the periods presented were as follows:

                                                        Three Months Ended                 Six Months Ended
                                                    --------------------------         -------------------------
                                                    August 28,       August 29,        August 28,      August 29,
                                                         1999            1998              1999             1998
         Weighted average common shares
           outstanding                                24,696           24,575            24,664           23,822
         Dilutive effect of employee stock options       332                -               285                -
                                                      ------           ------            ------           ------
         Diluted shares outstanding                   25,018           24,575            24,949           23,822
                                                      ======           ======            ======           ======


Note 6.  Restructuring Charge

                  During the fourth quarter of fiscal 1999, the Company began to implement a restructuring plan designed to lower its cost structure and improve its long-term competitive position. This plan includes consolidating seven facilities reducing the total number from 21 to 14, reducing its employment base by approximately 8% and rationalizing its product offerings. The restructuring costs and charges are comprised of $61,089 related to impaired inventories and property, plant and equipment as a result of the rationalization of its product offerings, plus severance and related separation costs, lease termination and other costs of $4,949. The Company anticipates that it will be substantially complete with this restructuring by the end of the current fiscal year.

                The  assets  impacted  by  this  program  include   inventories,
          factories, warehouses, assembly operations, administration facilities and machinery and equipment.

                The  following   table   summarizes   the   utilization  of  the
          restructuring accrual:

                                                                    Balance at                           Balance at
                                                                   Feb. 27, 1999       Utilized         Aug 28, 1999
                                                                --------------------- ---------------- -----------------
          Severance, lease termination and other costs                   $ 4,298          $ 1,533           $ 2,765
          Impaired inventories, property and equipment                    19,911           11,278             8,633
                                                                --------------------- ---------------- -----------------
                                                                         $24,209          $12,811           $11,398
                                                                ===================== ================ =================

Note 7.  Subsequent Event

                On September 3, 1999, the Company announced that it had entered into an agreement to sell its remaining 49% equity interest in IFE to Sextant. Total consideration for 100% of its equity interest in IFE, and for the provision of marketing, product and technical consulting services will range from a minimum of $83,300 up to $123,300 (inclusive of the $62,000 received in February 1999 for the sale of a 51% interest in IFE - see Note 2). Terms of the agreement provide for the Company to receive payments of approximately $15,800 on the first and second anniversary of the closing of this transaction. The agreement, which is subject to Hart-Scott-Rodino Act approval, is expected to close in October 1999. The third and final payment will be based on the actual sales and booking performances over the period from March 1, 1999 to December 31, 2001. The Company intends to use the proceeds from this transaction to reduce indebtedness.

               [Remainder of page intentionally left blank]

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
         (Dollars in thousands, except per share data)

              The following discussion and analysis addresses the results of the Company's operations for the three months ended August 28, 1999, as compared to the Company's results of operations for the three months ended August 29, 1998. The discussion and analysis then addresses the results of the Company's operations for the six months ended August 28, 1999, as compared to the Company's results of operations for the six months ended August 29, 1998. The discussion and analysis then addresses the liquidity and financial condition of the Company and other matters.

             For comparability purposes, the Company has provided additional pro forma information giving effect to each of the acquisitions (the "1999 Acquisitions") and disposition (the "IFE Sale") the Company completed during fiscal 1999, exclusive of any acquisition-related expenses, as if they all occurred at the beginning of the year.

       THREE MONTHS ENDED AUGUST 28, 1999, AS COMPARED TO THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED AUGUST 29, 1998

              Net sales for the three-month period ended August 28, 1999 of $191,895 were $35,543 and 22.7% greater than sales of $156,352 for the comparable period in the prior year. The increase in sales is primarily due to an increase in sales of seating products and the impact of 1999 Acquisitions, offset by the impact of the sale of the Company's IFE business. On a pro forma basis, sales increased by $30,045, or 18.6%.

              Gross  profit was  $70,337 or 36.7% of sales for the three  months ended August 28, 1999. This was $10,737, or 18.0%, greater than the comparable period in the prior year of $59,600, which represented 38.1% of sales. The increase in gross profit in the current period is primarily due to the impact of the 1999 Acquisitions offset by the IFE Sale and lower gross margins realized on the Company's seating products. The lower gross margin is due to the Company's seating business, which is currently experiencing operational inefficiencies associated with the number of new products introduced and the implementation of the Company's new integrated information technology system. Future margin expansion will largely depend on the success of the seating business in three areas: achieving planned efficiencies for recently-introduced products, becoming more proficient with the new management information system and rationalizing facilities and personnel. While management expects its seating operations to improve over the next six months, there can be no assurance that the improvements will occur or that the negative impact of operational inefficiencies will not be material.

              Selling, general and administrative expenses were $21,295 or 11.1% of sales for the three months ended August 28, 1999. This was $2,253, or 11.8% greater than the comparable period in the prior year of $19,042 or 12.2% of sales. Selling, general and administrative expenses for the three months ended August 28, 1999 was $518, or 2.5% greater than pro forma selling, general and administrative expenses for the comparable period in the prior year.

              Research, development and engineering expenses were $12,280 or 6.4% of sales for the three months ended August 28, 1999, a decrease of $490 over the comparable period in the prior year of $12,770 or 8.2% of sales.

              The Company generated  operating earnings of $30,906,  or 16.1% of sales as compared to operating loss of $(24,495) or (15.7%) during the comparable period in the prior year. Operating earnings in the prior year, exclusive of acquisition-related expenses were $22,407. The increase in operating earnings in the current period is the result of the increase in gross profit along with lower operating expenses as a percentage of sales. Operating earnings for the current quarter of $30,906, or 16.1% of sales, were $6,961 or 29.1% greater than pro forma operating earnings of $23,945 or 14.8% of sales, for the comparable period in the prior year.

              Interest expense, net was $13,195 for the three months ended August 28, 1999, or $4,531 greater than interest expense of $8,664 for the comparable period in the prior year. The increase in interest expense is due to the increase in the Company's long-term debt used, in part, to finance the 1999 Acquisitions.

              Earnings before income taxes in the current quarter were $17,149, as compared to earnings before acquisition-related expenses and income taxes of $13,743 in the prior year's comparable period. Income tax expense for the quarter ended August 28, 1999 was $3,429, as compared to $2,336 in the prior year's comparable period. The Company recorded net earnings and earnings per share of $13,720 and $.55 (diluted), respectively, as compared to a net loss and diluted net loss per share in the prior year of $(35,495) and $(1.44), respectively. On a pro forma basis, net earnings and net earnings per share increased by $2,175 and $.11 (diluted), respectively, over the comparable amounts in the prior year.

       SIX MONTHS ENDED AUGUST 28, 1999, AS COMPARED TO THE RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED AUGUST 29, 1998

              Net sales for the fiscal 2000 six-month period were $376,927, an increase of $80,584 or 27.2% over the comparable period in the prior year. The increase in sales is primarily attributable to an increase in the sale of seating products and the 1999 Acquisitions, offset by the IFE Sale. On a pro forma basis, sales increased by $52,717 or 16.3%, which was principally due to an increase in the sale of seating products.

              Gross  profit  was  $136,924  (36.3% of sales)  for the six months ended August 28, 1999. This was $25,444 or 22.8%, greater than the comparable period in the prior year of $111,480, which represented 37.6% of sales. Gross profit increased due to the impact of the 1999 acquisitions, offset by the IFE sale and lower gross margins realized by the Company's seating products. The primary reasons for the decline in gross margins are lower margins realized on its seating products, offset somewhat by higher margins on its other lines of business. The Company's seating business is currently experiencing operational inefficiencies associated with the number of new products introduced and the implementation of the Company's new integrated information technology system resulting in lower gross margins. Future margin expansion will largely depend on the success of the seating business in three areas: achieving planned efficiencies for recently-introduced products, becoming more proficient with the new management information system and rationalizing facilities and personnel. While management expects its seating operations to improve over the next six months, there can be no assurance that the improvements will occur or that the negative impact of operational inefficiencies will not be material.

             Selling, general and administrative expenses were $43,323 (11.5% of sales) for the six months ended August 28, 1999. This was $6,282 or 17.0%, greater than the comparable period in the prior year of $37,041 (12.5% of sales). The increase in selling, general and administrative expenses was primarily due to inclusion of the relevant expenses of the acquired companies along with increases associated with internal growth. Selling, general and administrative expenses for the six months ended August 28, 1999 was $623 or 1.5% greater than pro forma selling, general and administrative expenses for the comparable period in the prior year.

             Research, development and engineering expenses were $23,525 (6.2% of sales) for the six months ended August 28, 1999, a decrease of $1,217 over the comparable period in the prior year. The decrease in research, development and engineering expense in the current period is primarily attributable to a lower level of on-going new product development activities.

             Amortization expense for the six months ended August 28, 1999 of $11,552 was $2,138 greater than the amount recorded in the comparable period in the prior year.

             Based on management's assumptions, a portion of the 1999 Acquisitions' purchase price was allocated to purchased research and development that had not reached technological feasibility and had no future alternative use. During the first six months of fiscal 1999, the Company recorded a charge of $79,155 for the write-off of the acquired in-process research and development and acquisition-related expenses.

             The Company generated operating earnings of $58,524 (15.5% of sales) for the six months ended August 28, 1999, as compared to an operating loss of $(38,872) in the comparable period of the prior year. Operating earnings for the current six month period were $18,241 or 45.3% greater than operating earnings before acquisition-related expenses for the comparable period in the prior year. Operating earnings for the current six month period were $12,419 or 26.9% greater than pro forma operating earnings in the prior year.

             Interest expense, net was $25,817 for the six months ended August 28, 1999, or $9,371 greater than interest expense of $16,446 for the comparable period in the prior year and is due to the increase in the Company's long-term debt.

             Net earnings for the six months ended August 28, 1999 were $25,135 or $1.01 per share (diluted), as compared to a net loss of $(59,370) or $(2.49) per share (diluted), for the comparable period in the prior year. Net earnings for the current year were $5,130 or 25.6% greater than pro forma net earnings for the comparable period in the prior year.

       LIQUIDITY AND CAPITAL RESOURCES

             The Company's liquidity requirements consist of working capital needs, on-going capital expenditures and scheduled payments of interest and principal on its indebtedness. B/E's primary requirements for working capital have been directly related to increased accounts receivable and inventory levels as a result of both acquisitions and revenue growth. B/E's working capital was $157,314 as of August 28, 1999, as compared to $143,423 as of February 27,1999.

              At August 28, 1999, the Company's cash and cash equivalents were $29,828, as compared to $39,500 at February 27, 1999. Cash provided from operating activities was $24,491 for the six months ended August 28, 1999. The primary source of cash during the six months ended August 28, 1999 was the net earnings of $25,135, offset by non-cash charges for depreciation and amortization of $20,402, a decrease in accounts receivable of $3,293 and increase in accounts payable of $13,569, offset by a use of cash of $26,636 related to increases in inventories and other current assets and $12,489 related to decreases in accrued liabilities.

              The Company's capital expenditures were $22,919 and $20,210 during the six months ended August 28, 1999 and August 29, 1998, respectively. The increase in capital expenditures was primarily attributable to (1) acquisitions completed during fiscal 1999, (2) the purchase of previously leased facilities, (3) the development of a new management information system to replace the Company's existing systems, many of which were inherited in acquisitions and (4) expenditures for plant modernization. The Company anticipates on-going annual capital expenditures of approximately $33,000 for the next several years to be in line with the expanded growth in business and the recent acquisitions.

          The Company has credit facilities with The Chase Manhattan Bank (the "Bank Credit Facility"). The Bank Credit Facility consists of a $100,000 revolving credit facility (of which $50,000 may be utilized for acquisitions) and an acquisition facility of $35,100. The revolving credit
      facility   expires  in  April  2004  and  the  acquisition   facility  is
      amortizable over five years beginning in August 1999. The Bank Credit Facility is collateralized by the Company's accounts receivable, inventories and by substantially all of its other personal property. At August 28, 1999, indebtedness under the existing Bank Credit Facility consisted of letters of credit aggregating approximately $3,053 and outstanding borrowings under the acquisition facility aggregating $35,100 (bearing interest at LIBOR plus 1.0%, or approximately 7.5% as of August 28, 1999). The Bank Credit Facility contains customary affirmative covenants, negative covenants and conditions of borrowing, all of which were met by the Company as of August 28, 1999.

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

       Deferred Tax Assets

              The Company has established a valuation allowance related to the utilization of its deferred tax assets because of uncertainties that preclude it from determining that it is more likely than not that it will be able to generate taxable income to realize such assets during the operating loss carryforward period, which begins to expire in 2011. Such uncertainties include recent cumulative losses by the Company, the highly cyclical nature of the industry in which it operates, economic conditions in Asia which is impacting the airframe manufacturers and the airlines, the Company's high degree of financial leverage, risks associated with the implementation of its integrated management information system and risks associated with the integration of acquisitions. The Company monitors these uncertainties, as well as other positive and negative factors that may arise in the future, as it assesses the necessity for a valuation allowance for its deferred tax assets.

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

       Remediation and Testing Phase. In implementing the ERP system, the Company undertook and has completed a remediation and testing phase of all internal systems, LANs, WANs and PBXs. This phase was intended to address potential Y2K problems of the ERP system in relation to both information technology and non-information technology systems and then to demonstrate that the ERP software was Y2K compliant. ERP system software was selected and applications implemented by a team of internal users, outside system integrator specialists and ERP application experts. The ERP system was tested between June 1997 and March 1998 by this team of experts. To date, ten locations have been fully implemented on the ERP system. This company-wide solution is being deployed to all other B/E sites in a manner that is designed to meet full implementation for all non-Y2K compliant sites by the year 2000.

       Program to Assess and Monitor Progress of Third Parties. As noted above, B/E has also undertaken an action plan to assess and monitor the progress of third-party vendors in resolving Y2K issues. To date, the Company has
       (1) obtained  guidance from outside  counsel to ensure legal  compliance,
       (2) generated correspondence to each of its third-party vendors to assess the Y2K readiness of these vendors and (3) contracted a `Vendor Y2K' fully automated tracking program to track all correspondence to/from vendors, to track timely responses via an automatic computer generated `trigger' to provide an electronic folder for easy reference and retention and to specifically track internally identified `critical' vendors. The Company is also currently in the midst of developing an internal consolidated database of the Company's vendors. To date, more than 50% of the Company's vendors have responded. The Company is directly contacting those vendors who have not responded and will evaluate the feasibility of establishing second source parts to other vendors, where possible. The Company intends to obtain compliance or second source non-compliant vendors before January 1, 2000.

       Contingency Plans. The Company is analyzing contingency plans to handle the worst-case Y2K scenarios that the Company believes reasonably could occur and, if necessary, intends to develop a timetable for completing such contingency plans.

       Costs Related to the Y2K Issue. The Company has incurred approximately $38,000 in costs related to the implementation of the ERP system and for routine replacement of hardware and software. The Company currently estimates the total ERP implementation, including routine replacement of hardware and software, will cost approximately $52,000 and a portion of the costs have and will be capitalized to the extent permitted under generally accepted accounting principles.

       Risks Related to the Y2K Issue. Although the Company's efforts to be Y2K compliant are intended to minimize the adverse effects of the Y2K issue on the Company's business and operations, the actual effects of the issue will not be known until the year 2000. Difficulties in implementing the ERP system or failure by the Company to fully implement the ERP system or the failure of its major vendors, third-party network service providers, and other material service providers and customers to adequately address their respective Y2K issues in a timely manner would have a material adverse effect on the Company's business, results of operations, and financial condition. The Company's capital requirements may differ materially from the foregoing estimate as a result of regulatory, technological and competitive developments (including market developments and new opportunities) in the Company's industry.

       Fiscal 1999 Acquisitions

       During fiscal 1999, the Company completed four major acquisitions and two smaller transactions. In April 1998, the Company acquired Puritan-Bennett Aero Systems Co., a manufacturer of commercial aircraft oxygen systems, "WEMAC" air valve components, overhead lights and switches, crew masks and protective breathing devices for both general aviation and commercial aircraft. Also during April 1998, the Company acquired Aircraft Modular Products, a manufacturer of business jet seating, cabinetry and structures. In August 1998, the Company acquired SMR Aerospace, Inc. and its affiliates, which is a leading supplier of design, integration, installation and certification services for the reconfiguration of aircraft, allowing an airline to modify or upgrade the seating arrangements, install telecommunications, move galley structures or modify overhead containers or sidewalls, etc. SMR also manufactures and installs crew rest compartments, and performs the engineering required to make structural modifications and supplies the kits necessary for the conversion of passenger to freighter aircraft. In September 1998, the Company acquired CF Taylor, a leading manufacturer of galley equipment for both narrow and wide-body aircraft, including galley structures, crew rests.

       Fiscal 1999 Disposition

             In February 1999, the Company sold a 51% interest in its In-Flight Entertainment subsidiary (the "IFE Sale") to a wholly-owned subsidiary of Sextant Avionique SA for an initial sale price of $62,000 (subject to adjustment based on the actual results of operations during the two years following the IFE Sale). See Note 7 to the unaudited interim condensed consolidated financial statements for the period ended August 28, 1999.

       Fiscal 1999 Restructuring Plan

             During the fourth quarter of fiscal 1999, the Company began to implement a restructuring plan designed to lower its costs structure and improve its long-term competitive position. This plan includes eliminating seven of its principal facilities, reducing the total number from 21 to 14, reducing its employment base by approximately eight percent and rationalizing its product offerings. The Company identified seven facilities, four domestic and three in Europe, for consolidation. The consolidation activities commenced during the first quarter of fiscal 2000 and will be substantially complete by the end of the fiscal year. When fully implemented, management expects that this program will generate pretax savings of approximately $15,000 - $20,000 annually.

             The worldwide reduction in facilities, personnel and product offerings is expected to aid the Company in several ways. It will strengthen the global business management focus on the core product categories, achieve a more effective leveraging of resources and improve the Company's ability to rapidly react to changing business conditions. The rationalization of product offerings, which was brought about as a result of the 1999 Acquisitions and the large number of new product introductions during the past year, will provide an on-going benefit of a generally lower cost structure.

             The assets impacted by this program include factories, warehouses, assembly operations, administration facilities, machinery and equipment and inventories. Management anticipates that the Company will continue to incur pressure on its gross margins during the upcoming year as it achieves learning-curve efficiencies associated with the introduction of new products in volume for the first time and as it implements its integrated management information system throughout the Company, and such costs could be material.

       Dependence upon Conditions in the Airline Industry

               The Company's principal customers are the world's commercial airlines. As a result, the Company's business is directly dependent upon the conditions in the highly cyclical and competitive commercial airline industry. In the late 1980s and early 1990s, the world airline industry suffered a severe downturn, which resulted in record losses and several air carriers seeking protection under bankruptcy laws. As a consequence, during such period, airlines sought to conserve cash by reducing or deferring scheduled cabin interior refurbishment and upgrade programs and by delaying purchases of new aircraft. This led to a significant contraction in the commercial aircraft cabin interior products industry and a decline in our business and profitability. Since early 1994, the airlines have experienced a turnaround in operating results, leading the domestic airline industry to record operating earnings during calendar years 1995 through 1998. This financial turnaround has, in part, been driven by record load factors, rising fare prices and declining fuel costs. The airlines have substantially improved their balance sheets through cash generated from operations and the sale of debt and equity securities. As a result, the levels of airline spending on refurbishment and new aircraft purchases have expanded. However, due to the volatility of the airline industry and the current general economic and financial turbulence, the current profitability of the airline industry may not continue and the airlines may not be able to maintain or increase expenditures on cabin interior products for either existing fleet or new aircraft.

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

              This report includes forward-looking statements which involve risks and uncertainties. The Company's actual experience may differ materially from that anticipated in such statements. Factors that might cause such a difference include, but are not limited to, those discussed in the Company's most recent proxy statement and "Risk Factors" contained in Exhibit 99 of the Company's Annual Report on Form 10-K for the fiscal year ended February 27, 1999, as well as future events that may have the effect of reducing the Company's available operating income and cash balances, such as unexpected operating losses, delays in the integration of the Company's acquired businesses, conditions in the airline industry, customer delivery requirements, new or expected refurbishments, capital expenditures, cash expenditures related to possible future acquisitions, the completion of the recently-announced sale of the Company's in-flight entertainment business, delays in the implementation of the Company's integrated management information system, labor disputes involving the Company, its significant customers or airframe manufacturers, delays or inefficiencies in the introduction of new products or fluctuations in currency exchange rates.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

              During the six months ended August 28, 1999, there were no material changes to the disclosure about market risk included in the Company's Annual Report on Form 10-K for the fiscal year ended February 27, 1999.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                     Not applicable.

Item 2.  Changes in Securities                                 Not applicable.

Item 3.  Defaults Upon Senior Securities                       Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

         1.   Annual meeting took place on August 4, 1999
         2.   Directors elected (Class II) - Robert J. Khoury and Hansjorg Wyss
         3. Directors whose term of office continued after meeting (Class I and III) - Amin J. Khoury, Paul E. Fulchino, Jim C. Cowart, Richard G. Hamermesh and Brian H. Rowe
         4.   Amended and Restated 1989 Stock Option Plan Amendment
         5.   MacBride Principles


1.      Election of two Class II Directors

                                       For             Withheld
        Robert J. Khoury               21,376,371      1,249,409
        Hansjorg Wyss                  21,377,572      1,248,208


2.      Proposal to amend the Amended and Restated 1989 Stock Option Plan

        For                Against        Abstain        Unvoted
        18,708,011         3,538,782      85,987         293,000


3.      Proposal to adopt the MacBride Principles


        For                Against        Abstain        Unvoted
        2,296,249          12,793,231     805,525        6,730775


Item 5.  Other Information                                          None.

Item 6.  Exhibits and Reports on Form 8-K

a.       Exhibits

   1.    Exhibit 10.48     Amendment to the Amended and Restated 1989 Stock
                           Option Plan
   2.    Exhibit 27        Financial Data Schedule for the six months ended
                           August 28, 1999

b.       Reports on Form 8-K                                        None.

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         BE AEROSPACE, INC.


Date:  September 27, 1999                By: /s/ Robert J. Khoury
                                         --------------------------------
                                            Vice Chairman and
                                            Chief Executive Officer



Date:  September 27, 1999                By: /s/ Thomas P. McCaffrey
                                         -----------------------------
                                            Corporate Senior Vice President of
                                            Administration and Chief
                                            Financial Officer