Form 10-Q
period 1999-11-27
BE AEROSPACE INC
filed 2000-01-07
CIK 861361

BE AEROSPACE, INC.


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended November 27, 1999



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



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES[X] NO[ ]

     The registrant has one class of common stock, $.01 par value, of which 24,872,948 shares were outstanding as of January 5, 2000.

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (Dollars in thousands, except share data)

                                                                            November 27,          February 27,
                                                                                   1999                  1999
                                                                             (Unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                                             $     32,429           $    39,500
     Accounts receivable - trade, less allowance for doubtful
          accounts of $2,921 (November 27, 1999)
          and $2,633 (February 27, 1999)                                        121,746               140,782
     Inventories, net                                                           136,179               119,247
     Other current assets                                                        32,738                14,086
                                                                           ------------           -----------
         Total current assets                                                   323,092               313,615
                                                                           ------------           -----------

Property and equipment, net                                                     151,226               138,730
Intangibles and other assets, net                                               424,756               451,954
                                                                           ------------           -----------
                                                                           $    899,074           $   904,299
                                                                           ============           ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                      $     69,355           $    63,211
     Accrued liabilities                                                        110,548                97,065
     Current portion of long-term debt                                           13,837                 9,916
                                                                           ------------           -----------
          Total current liabilities                                             193,740               170,192
                                                                           ------------           -----------

Long-term debt                                                                  599,086               583,715
Other liabilities                                                                29,983                34,519

Stockholders' equity:
     Preferred stock, $.01 par value; 1,000,000 shares
          authorized; no shares outstanding                                           -                     -
     Common stock, $.01 par value; 50,000,000 shares authorized;
          24,872,948 (November 27, 1999) and 24,602,915
          (February 27, 1999) shares issued and outstanding                         249                   246
     Additional paid-in capital                                                 249,170               245,809
     Accumulated deficit                                                       (164,980)             (124,077)
     Accumulated other comprehensive loss                                        (8,174)               (6,105)
                                                                            -----------            ----------
          Total stockholders' equity                                             76,265               115,873
                                                                            -----------            ----------
                                                                            $   899,074            $  904,299
                                                                            ===========            ==========


See accompanying notes to condensed consolidated financial statements.

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                  (Dollars in thousands, except per share data)


                                                              Three Months Ended                      Nine Months Ended
                                                        November 27,        November 28,       November 27,      November 28,
                                                               1999                1998               1999              1998
Net sales                                                $  164,578         $   195,751         $  541,505       $   492,094

Cost of sales                                               166,586             120,141            406,589           305,004
                                                         ----------          ----------         ----------       -----------
Gross profit (loss)                                          (2,008)             75,610            134,916           187,090

Operating expenses:

     Selling, general and administrative                     27,253              21,674             70,576            58,715
     Research, development and engineering                   16,740              16,085             40,265            40,827
     Amortization                                             6,147               6,624             17,699            16,038
     Acquisition-related expenses                                 -                   -                  -            79,155
                                                         ----------         -----------         ----------       -----------
     Total operating expenses                                50,140              44,383            128,540           194,735
                                                         ----------         -----------         ----------       -----------
Operating earnings (loss)                                   (52,148)             31,227              6,376            (7,645)

Equity in losses of unconsolidated subsidiary                     -                   -              1,289                 -

Interest expense, net                                        13,890              11,370             39,707            27,816
                                                         ----------          ----------         ----------       -----------
Earnings (loss) before income taxes                         (66,038)             19,857            (34,620)          (35,461)

Income taxes                                                      -               3,376              6,283             7,428
                                                         ----------         -----------         ----------       -----------
Net earnings (loss)                                     $   (66,038)        $    16,481         $  (40,903)      $   (42,889)
                                                        ===========         ===========         ==========       ===========
Basic net earnings (loss) per common share              $     (2.66)        $       .61         $    (1.65)      $     (1.72)
                                                        ===========         ===========         ==========       ===========
Diluted net earnings (loss) per common share            $     (2.66)        $       .59         $    (1.65)      $     (1.72)
                                                        ===========         ===========         ==========       ===========


See accompanying notes to condensed consolidated financial statements.

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Dollars in thousands)

                                                                                       Nine Months Ended
                                                                                November 27,       November 28,
                                                                                       1999               1998
Cash flows from operating activities:
     Net loss                                                                   $   (40,903)        $  (42,889)
     Adjustments to reconcile net loss to net cash flows
          provided by (used in) operating activities:
              Acquisition-related expenses                                                -             79,155
              Depreciation and amortization                                          31,863             29,278
              Deferred income taxes                                                    (172)               (73)
              Non-cash employee benefit plan contributions                            1,586              1,701
              Changes in operating working capital,  net of effects from acquisitions:
                Accounts receivable                                                  19,041             (8,815)
                Inventories                                                         (17,307)           (57,511)
                Other current assets                                                 (3,547)             2,201
                Payables, accruals and current taxes                                 14,578              4,301
                                                                                -----------         ----------
     Net cash flows provided by operating activities                                  5,139              7,348
                                                                                -----------         ----------
Cash flows from investing activities:
      Capital expenditures                                                          (27,457)           (27,786)
      Change in intangible and other assets                                          (6,622)           (16,185)
      Acquisitions, net of cash acquired                                                 -            (351,647)
                                                                                -----------         ----------
Net cash flows used in investing activities                                         (34,079)          (395,618)
                                                                                -----------         ----------
Cash flows from financing activities:
     Net borrowings under bank credit facilities                                     20,341             83,270
     Proceeds from issuance of long-term debt                                            -             200,000
     Proceeds from issuances of stock, net of expenses                                1,759              4,453
     Principal payments on long-term debt                                                -             (30,097)
                                                                                -----------         ----------
Net cash flows provided by financing activities                                      22,100            257,626
                                                                                -----------         ----------
Effect of exchange rate changes on cash flows                                          (231)               507
                                                                                -----------         ----------
Net decrease in cash and cash equivalents                                            (7,071)          (130,137)

Cash and cash equivalents, beginning of period                                       39,500            164,685
                                                                                -----------         ----------
Cash and cash equivalents, end of period                                        $    32,429         $   34,548
                                                                                ===========         ==========
Supplemental disclosures of cash flow information:
Cash paid during period for:
       Interest, net                                                            $    46,078         $   19,937
       Income taxes, net                                                        $     2,163         $    2,017
Schedule of non-cash transactions:
       Fair market value of assets acquired in acquisitions                     $         -         $  414,854
       Cash paid for businesses acquired in acquisitions                        $         -         $  353,583
       Liabilities assumed and accrued acquisition costs
             incurred in connection with acquisitions                           $         -         $   71,100

See accompanying notes to condensed consolidated financial statements.

NOTES TO  CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS
NOVEMBER  27, 1999 AND NOVEMBER 28, 1998
(UNAUDITED - DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Note 1.    Basis of Presentation

                  The  condensed   consolidated   financial   statements  of  BE
           Aerospace, Inc. and its wholly-owned subsidiaries (the "Company" or "B/E") have been prepared by the Company and are unaudited pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information related to the Company's organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, these unaudited condensed consolidated financial statements reflect all material adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations and statements of financial position for the interim periods presented. These results are not necessarily indicative of a full year's results of operations. Certain reclassifications have been made to the financial statements to conform to the November 27, 1999 presentation.

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

Note 2.    Acquisitions and Disposition

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

                  On September 3, 1998, the Company acquired substantially all of the galley equipment assets and certain property and assumed related liabilities of C.F. Taylor Interiors Limited and acquired the common stock of C.F. Taylor (Wokingham) Limited (collectively "CF Taylor"), both wholly owned subsidiaries of EIS Group PLC, for a total cash purchase price of approximately $25,100, subject to adjustments, and the assumption of approximately $16,500 of liabilities, including related acquisition costs and certain liabilities arising from the acquisition. CF Taylor is a manufacturer of galley equipment for both narrow- and wide-body aircraft, including galley structures, crew rests and related spare parts.

                  As a result of the acquisitions of PBASCO, AMP and SMR, the Company recorded a charge aggregating $79,155 for the write-off of acquired in-process research and development and acquisition-related expenses associated with these and other transactions.

                  The Company determined that these projects ranged from 25% - 95% complete at November 27, 1999 and estimates that the cost to complete these projects will aggregate approximately $5,300 and be incurred over a three year period.

                  The acquisitions of PBASCO, AMP, SMR and CF Taylor (the "1999 Acquisitions") have been accounted for using purchase accounting.

                  On February 25, 1999, the Company sold a 51% interest in its In-Flight Entertainment ("IFE") subsidiary (the "IFE Sale") to a wholly-owned subsidiary of Sextant Avionique SA for an initial sale price of $62,000 (subject to adjustment based on the actual results of operations during the two years following the IFE Sale). As a result of the IFE Sale, the Company accounted for its remaining 49% interest in IFE using the equity method of accounting.

                  On October 5, 1999, the Company completed the sale of its remaining 49% equity interest in IFE to Sextant. Total consideration for 100% of its equity interest in IFE, intra-entity obligations and for the provision of marketing, product and technical consulting services will range from a minimum of $93,600 up to $123,300 (inclusive of the $62,000 received in February 1999 for the sale of a 51% interest in IFE). Terms of the agreement provide for the Company to receive payments of approximately $15,800 on the first and second anniversary of the closing of this transaction. The third and final payment will be based on the actual sales and booking performances over the period from March 1, 1999 to December 31, 2001. The Company intends to use the proceeds from this transaction to reduce indebtedness. There was no gain or loss on the sale of the 49% equity interest and any ultimate gain on the sale of the 51% equity interest is dependent on the actual results of operations during the two years following the IFE Sale.

Note 3.    Comprehensive Income (Loss)

                 Comprehensive income (loss) is defined as all changes in a company's net assets except changes resulting from transactions with shareholders. It differs from net income (loss) in that certain items currently recorded to equity would be a part of comprehensive income
          (loss). The following table sets forth the computation of comprehensive income (loss) for the periods presented:

                                                              Three Months Ended               Nine Months Ended
                                                          ---------------------------     --------------------------
                                                          November 27,    November 28,    November 27,   November 28,
                                                                 1999            1998            1999           1998
                                                                 ----            ----            ----           ----

                 Net earnings (loss)                       $  (66,038)      $  16,481      $  (40,903)     $ (42,889)
                 Other comprehensive income:
                 Foreign exchange translation adjustment          385            (606)         (2,069)          (191)
                                                           ----------       ---------      ----------      ---------
                 Comprehensive income (loss)               $  (65,653)      $  15,875      $  (42,972)     $ (43,080)
                                                           ==========       =========      ==========      =========

Note 4.   Segment Reporting

                  The Company is organized based on customer-focused operating groups operating in a single segment. Each group reports its results of operations and makes requests for capital expenditures and acquisition funding to the Company's chief operation decision-making group. This group is presently comprised of the Chairman, the President and the Chief Executive Officer, and the Corporate Senior Vice President of Administration and Chief Financial Officer. Under this organizational structure, the Company's operating groups were aggregated into two reportable segments: the Aircraft Cabin Interior Products and Services segment and the In-Flight Entertainment segment. The Aircraft Cabin Interior Products and Services segment ("ACIPS") is comprised of four operating groups: the Seating Products Group, the Interior Systems Group, the Flight Structures and Integration Group and the Services Group, each of which have separate management teams and infrastructures dedicated to providing a full range of products to their commercial and general aviation operator customers. Each of these groups demonstrates similar economic performance and utilizes similar distribution methods and manufacturing processes. Customers are supported by a single worldwide after-sale service organization. As described in Note 2, the Company sold a 51% interest in IFE on February 25, 1999 and its remaining 49% interest in IFE on October 5, 1999. IFE was a separate, reportable segment. The Company evaluates the performance of its operating segments based primarily on sales, gross profit before special costs and charges, operating earnings before special costs and charges, and working capital management.

                The  following   table  presents   sales  and  other   financial
           information by business segment for the three month and nine month periods ended:

                                                    Three Months Ended        Nine  Months Ended
                                                    November 27, 1999         November 27, 1999
                                                    ------------------        ------------------
                                                                 ACIPS                    ACIPS
                                                                 -----                    -----
                Net sales                                  $   164,578               $  541,505
                Gross profit (loss)                             (2,008)                 134,916
                Operating earnings (loss)
                  as reported                                  (52,148)                   6,376
                Operating earnings before
                  special costs and charges                     20,152                   78,676
                Working capital                                129,352                  129,352


                                   Three Months Ended                          Nine Months Ended
                                   November 28, 1998                           November 28, 1998
                             -------------------------------           ---------------------------------
                             ACIPS         IFE        TOTAL            ACIPS           IFE         TOTAL
                             -----         ---        -----            -----           ---         -----

Net sales                $ 180,576    $ 15,175     $ 195,751        $ 432,565     $ 59,529      $ 492,094
Gross profit                72,557       3,053        75,610          169,796       17,294        187,090
Operating earnings (loss)
  as reported               34,103      (2,876)       31,227            4,224      (11,869)        (7,645)
Operating earnings (loss)
  before special costs
  and charges               34,103      (2,876)       31,227           75,839       (4,329)        71,510
Working capital            195,427      30,307       225,734          195,427       30,307        225,734


Note 5.  Earnings (Loss) Per Common Share

                 Basic net earnings (loss) per common share is computed using the weighted average common shares outstanding during the period. Diluted net earnings (loss) per common share is computed by using the average share price during the period when calculating the dilutive effect of stock options. Shares outstanding for the periods presented were as follows:

                                                              Three Months Ended                   Nine Months Ended
                                                        -----------------------------        ----------------------------
                                                        November 27,      November 28,       November 27,     November 28,
                                                                1999             1998               1999             1998
                                                                ----             ----               ----             ----

         Weighted average common shares outstanding           24,835          27,195             24,757            24,946
         Dilutive effect of employee stock                        -              571                  -
                                                          ----------      ----------         ----------        ----------
         Diluted shares outstanding                           24,835          27,766             24,757            24,946
                                                          ==========      ==========         ==========        ==========


Note 6.  Restructuring Charge

                 During the fourth quarter of fiscal 1999, the Company began to implement a restructuring plan designed to lower its cost structure and improve its long-term competitive position. This plan includes consolidating seven facilities reducing the total number from 21 to 14, reducing its employee base by approximately 8% and rationalizing its product offerings. The restructuring costs and charges are comprised of $61,089 related to impaired inventories and property, plant and equipment as a result of the rationalization of its product offerings, plus severance and related separation costs, lease termination and other costs of $4,949. The Company anticipates that it will be substantially complete with this restructuring by the end of the current fiscal year.

                The  assets  impacted  by  this  program  include   inventories,
          factories, warehouses, assembly operations, administration facilities and machinery and equipment.

                The  following   table   summarizes   the   utilization  of  the
restructuring accrual:

                                                                Balance at                       Balance at
                                                             Feb. 27, 1999       Utilized     Nov. 27, 1999
                                                             ----------------------------------------------
          Severance, lease termination and other costs            $  4,298          1,895           $ 2,403
          Impaired inventories, property and equipment              19,911         11,323             8,588
                                                             ----------------------------------------------
                                                                  $ 24,209         13,218           $10,991
                                                             ==============================================

Note 7.  Cost of Sales and Operating Expenses

               During the latter part of fiscal 1999 and throughout fiscal 2000, the Company's operating results have been negatively impacted by operating inefficiencies at its seating products group. The operating inefficiencies have resulted in delayed deliveries to customers, increased re-work of seating products, claims for warranty, penalties, out of sequence charges, substantial increases in air freight and other expedite-related costs. Late customer deliveries have resulted in certain airlines diverting seating programs to other manufacturers and the deferral of other seating programs.

               During the current quarter, the Company incurred approximately $22,500 of costs associated with claims for penalties, out of sequence charges and warranties related to its poor delivery performance as described above. All of these costs have been included as a component of cost of sales in the accompanying statement of operations.

               During the three months ended November 27, 1999, the Company completed a review of its businesses, and has decided to discontinue certain product and service offerings. This product line rationalization will reduce the number of facilities by two, and is expected to result in a headcount reduction of approximately 700. The total cost of this product and service line rationalization is expected to be approximately $35,700, of which $32,600 was accrued during the current quarter. Approximately $29,800 of this accrual was included in cost of sales with the balance charged to selling, general and administrative expenses in the accompanying statement of operations. The balance of this charge of approximately $3,100 is expected to be included as a component of cost of sales during the fourth quarter of this fiscal year.

               The following summarizes the penalties, out of sequence claims and product line rationalization charges included in the accompanying statement of operations:

                                                                   Cost of      Operating
                                                                     Sales       Expenses        Total
                                                                     -----      --------         -----

         Penalties, warranty and out of sequence claims           $ 22,500             -      $ 22,500
         Product and service line rationalization costs-cash         4,900         2,800         7,700
         Product and service line rationalization costs-non cash    24,900             -        24,900
                                                                  --------        ------      --------
                      Total special costs                         $ 52,300        $2,800      $ 55,100
                                                                  ========        ======      ========

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

              The following discussion and analysis addresses the results of the Company's operations for the three months ended November 27, 1999, as compared to the Company's results of operations for the three months ended November 28, 1998. The discussion and analysis then addresses the results of the Company's operations for the nine months ended November 27, 1999, as compared to the Company's results of operations for the nine months ended November 28, 1998. The discussion and analysis then addresses the liquidity and financial condition of the Company and other matters.

              For comparability purposes, the Company has provided additional pro forma information giving effect to each of the acquisitions (the "1999 Acquisitions") and disposition (the "IFE Sale") the Company completed during fiscal 1999, exclusive of any acquisition-related expenses, as if they all occurred at the beginning of the year.

       THREE MONTHS ENDED NOVEMBER 27, 1999, AS COMPARED TO THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED NOVEMBER 28, 1998

              Net sales for the three-month period ended November 27, 1999 of $164,578 were $31,173 and 15.9% less than sales of $195,751 for the comparable period in the prior year. The decrease in sales is primarily due to the impact of the sale of the Company's IFE business. On a pro forma basis, sales decreased by $15,998, or 8.9%. The decrease in pro forma sales is primarily due to a lower level of seating, service and galley structures revenues.

              Gross profit (loss) was $(2,008) or (1.2)% of sales for the three months ended November 27, 1999. This was $77,618, or 102.7%, less than the comparable period in the prior year of $75,610, which represented 38.6% of sales. The decrease in gross profit in the current period is primarily attributable to the poor performance of the Company's seating products group.

              During the latter part of fiscal 1999 and throughout fiscal 2000, the Company's operating results were negatively impacted by operating inefficiencies at its seating products group. The operating inefficiencies have resulted in delayed deliveries to customers, increased re-work of seating products, claims for warranty, penalties, out of sequence charges, substantial increases in air freight and other expedite-related costs. Late customer deliveries have resulted in certain airlines diverting seating programs to other manufacturers and the deferral of other seating programs.

              The current quarter's decrease in revenues, coupled with the operating inefficiencies described above have negatively impacted the current quarter's results of operations by approximately $17,200, which has been presented as a component of cost of sales and operating expenses. In addition, claims for penalties, out of sequence charges, and warranties related to its poor delivery performance during the current period aggregating approximately $22,500, were incurred during the quarter and been included as a component of cost of sales in the accompanying statement of operations. Further, during the current quarter, the Company announced that it will discontinue certain product and service offerings. This product and service line rationalization will reduce the number of facilities by two, and is expected to result in a headcount reduction of approximately 700. The total cost of this product and service line rationalization is expected to be approximately $35,700, of which $32,600 was accrued during the current quarter. Approximately $29,800 of this accrual was included in cost of sales with the balance charged to selling, general and administrative expenses in the accompanying statement of operations. The balance of this charge of approximately $3,100 is expected to be included as a component of cost of sales during the fourth quarter of this fiscal year.

              The aggregate impact of these operating inefficiencies, penalties, and product line rationalization costs was to increase cost of sales and operating expenses by approximately $72,300 during fiscal 2000. Future margin expansion will largely depend on the success of the seating business in four areas: achieving planned efficiencies for recently-introduced products, optimizing its manufacturing processes with the new management information system, successfully implementing lean manufacturing techniques and rationalizing facilities and personnel. While management expects its seating operations to improve over the next six months, there can be no assurance that the improvements will occur or that the future negative impact of operational inefficiencies will not be material.

              While management expects its seating operations to improve over the next six months, there can be no assurance that the improvements will occur or that the negative impact of operational inefficiencies will not be material.

              Selling, general and administrative expenses were $27,253 or 16.6% of sales for the current quarter ended November 27, 1999 as compared to $21,674 or 11.1% of sales in the prior year. The increase in selling, general and administrative expenses is primarily attributable to product and service line rationalization costs and related expenses.

              Research,  development  and  engineering  expenses were $16,740 or
       10.2% of sales for the three months ended November 27, 1999, an increase of $655 over the comparable period in the prior year of $16,085 or 8.2% of sales. Research, development and engineering expenses as a percent of sales increased during the current quarter primarily due to the inefficiencies at the Company's seating products group.

              The Company generated an operating loss of $(52,148), or (31.7)% of sales as compared to operating earnings of $31,227 or 16% during the comparable period in the prior year. The operating loss in the current period is the result of the manufacturing inefficiencies and related costs described above.

              Interest expense, net was $13,890 for the three months ended November 27, 1999, or $2,520 greater than interest expense of $11,370 for the comparable period in the prior year. The increase in interest expense is due to the increase in the Company's long-term debt used, primarily, to finance the 1999 Acquisitions.

              The loss before income taxes in the current quarter was $(66,038), as compared to earnings before income taxes of $19,857 in the prior year's comparable period. Due to the current period loss, there was no income tax expense for the quarter ended November 27, 1999 as compared to $3,376 in the prior year's comparable period. The Company recorded a net loss and net loss per share of $(66,038) and $(2.66) (basic and diluted), respectively, as compared to net earnings and diluted net earnings per share in the prior year of $16,481 and $.59 respectively. On a pro forma basis, net earnings and net earnings per share in the prior year were $17,561 and $.63 (diluted), respectively.

       NINE MONTHS ENDED NOVEMBER 27, 1999, AS COMPARED TO THE RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED NOVEMBER 28, 1998

              Net sales for the fiscal 2000 nine-month period were $541,505, an increase of $49,411 or 10.0% over the comparable period in the prior year. The year over year increase in sales is primarily attributable to a higher level of seating sales in the first half of the year together with higher sales of general aviation and interior systems product sales in fiscal 2000 over the prior year, offset by a lower level of galley structures sales and the sale of the IFE business. On a pro forma basis, sales increased by $36,719 or 7.3%.

                Gross profit was $134,916 (24.9% of sales) for the nine months ended November 27, 1999. This was $52,174 or 27.9%, lower than the comparable period in the prior year of $187,090, which represented 38.0% of sales. The decrease in gross profit in fiscal 2000 is primarily attributable to the poor performance of the company's seating products group as described above.

              During the latter part of fiscal 1999 and throughout fiscal 2000, the Company's operating results were negatively impacted by operating inefficiencies at its seating products group. The operating inefficiencies have resulted in delayed deliveries to customers, increased re-work of seating products, claims for warranty, penalties, out of sequence charges, substantial increases in air freight and other expedite-related costs. Late customer deliveries have resulted in certain airlines diverting seating programs to other manufacturers and the deferral of other seating programs.

              The current quarter's decrease in revenues, coupled with the operating inefficiencies described above have negatively impacted the current quarter's results of operations by approximately $17,200, which has been presented as a component of cost of sales and operating expenses. In addition, claims for penalties, out of sequence charges, and warranties related to its poor delivery performance during the current period aggregating approximately $22,500, were incurred during the quarter and been included as a component of cost of sales in the accompanying statement of operations. Further, during the nine months ended November 27, 1999, the Company announced that it will discontinue certain product and service offerings. This product and service line rationalization will reduce the number of facilities by two, and is expected to result in a headcount reduction of approximately 700. The total cost of this product and service line rationalization is expected to be approximately $35,700, of which $32,600 was accrued during the current quarter. Approximately $29,800 of this accrual was included in cost of sales with the balance charged to selling, general and administrative expenses in the accompanying statement of operations. The balance of this charge of approximately $3,100 is expected to be included as a component of cost of sales during the fourth quarter of this fiscal year.

             The aggregate impact of these operating inefficiencies, penalties, and product line rationalization costs was to increase cost of sales and operating expenses by approximately $72,300 during fiscal 2000. Future margin expansion will largely depend on the success of the seating business in four areas: achieving planned efficiencies for recently-introduced products, optimizing its manufacturing processes with the new management information system, successfully implementing lean manufacturing techniques and rationalizing facilities and personnel. While management expects its seating operations to improve over the next six months, there can be no assurance that the improvements will occur or that the negative impact of operational inefficiencies will not be material.

             Selling, general and administrative expenses during the current period were $70,576 or $11,861 higher than the prior year. Severance and other facility consolidation costs associated with the charges described above, together with increased operating expenses during the quarter at the Company's seating products group for consultants, and increased MIS training costs and related expenses were the principal reasons for the increase.

             Research, development and engineering expenses were $40,265 (7.4% of sales) for the nine months ended November 27, 1999, a decrease of $562 over the comparable period in the prior year.

             Amortization expense for the nine months ended November 27, 1999 of $17,699 was $1,661 greater than the amount recorded in the comparable period in the prior year. The increase is due to the 1999 Acquisitions.

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

             The Company generated operating earnings of $6,376 (1.2% of sales) for the nine months ended November 27, 1999, as compared to an operating loss of $(7,645) in the comparable period of the prior year. Pro forma operating earnings for the nine month period in fiscal 1999 were $77,291.

             Interest expense, net was $39,707 for the nine months ended November 27, 1999, or $11,891 greater than interest expense of $27,816 for the comparable period in the prior year and is due to the increase in the Company's long-term debt used, in part, to finance the 1999 Acquisitions.

             The net loss for the nine months ended November 27, 1999 was $(40,903) or $(1.65) per share (diluted), as compared to a net loss of $(42,889) or $(1.72) per share (diluted), for the comparable period in the prior year.

       LIQUIDITY AND CAPITAL RESOURCES

             The Company's liquidity requirements consist of working capital needs, on-going capital expenditures and scheduled payments of interest and principal on its indebtedness. B/E's primary requirements for working capital have been directly related to accounts receivable and inventory levels as a result of both acquisitions and revenue growth. B/E's working capital was $129,352 as of November 27, 1999, as compared to $143,423 as of February 27, 1999.

             At November 27, 1999, the Company's cash and cash equivalents were $32,429, as compared to $39,500 at February 27, 1999. Cash provided by operating activities was $5,139 for the nine months ended November 27, 1999. The primary source of cash during the nine months ended November 27, 1999 was non-cash charges for depreciation and amortization of $31,863, a decrease in accounts receivable of $19,041 and an increase in payables, accruals and current taxes of $14,578, offset by a net loss of $40,903 and use of cash of $20,854 related to increases in inventories and other current assets.

             The Company's capital expenditures were $27,457 and $27,786 during the nine months ended November 27, 1999 and November 28, 1998, respectively. The gross increase in capital expenditures was primarily attributable to (1) acquisitions completed during fiscal 1999, (2) the purchase of previously leased facilities, (3) the development of a new management information system to replace the Company's existing systems, many of which were inherited in acquisitions and (4) expenditures for plant modernization. The Company anticipates on-going annual capital expenditures of approximately $28,000 for the next several years.

             The Company has credit facilities with The Chase Manhattan Bank (the "Bank Credit Facility"). The Bank Credit Facility consists of a $100,000 revolving credit facility (of which $50,000 may be utilized for acquisitions) and an acquisition facility of $34,200. The revolving credit facility expires in April 2004 and the acquisition facility is amortizable over five years beginning in August 1999. The Bank Credit Facility is collateralized by the Company's accounts receivable, inventories and by substantially all of its other personal property. Indebtedness under the existing Bank Credit Facility consisted of revolving credit facility outstanding borrowings of $19,000 (bearing interest at LIBOR plus 1%, or approximately 6.5%), letters of credit aggregating approximately $2,853 and outstanding borrowings under the acquisition facility aggregating $34,200 (bearing interest at LIBOR plus 1.0%, or approximately 7.1%) as of November 27, 1999. The Bank Credit Facility was amended on December 21, 1999 and contains customary affirmative covenants, negative covenants and conditions of borrowing, all of which were met by the Company as of November 27, 1999.

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

       Deferred Tax Assets

              The Company has established a valuation allowance related to the utilization of its deferred tax assets because of uncertainties that preclude it from determining that it is more likely than not that it will be able to generate taxable income to realize such assets during the operating loss carryforward period, which begins to expire in 2011. Such uncertainties include recent cumulative losses by the Company, the highly cyclical nature of the industry in which it operates, economic conditions in Asia which is impacting the airframe manufacturers and the airlines, the Company's high degree of financial leverage, risks associated with the implementation of its integrated management information system, risks associated with its seat manufacturing operations and risks associated with the integration of acquisitions. The Company monitors these uncertainties, as well as other positive and negative factors that may arise in the future, as it assesses the necessity for a valuation allowance for its deferred tax assets.

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

       Remediation and Testing Phase. In implementing the ERP system, the Company undertook and has completed a remediation and testing phase of all internal systems, LANs, WANs and PBXs. This phase was intended to address potential Y2K problems of the ERP system in relation to both information technology and non-information technology systems and then to demonstrate that the ERP software was Y2K compliant. ERP system software was selected and applications implemented by a team of internal users, outside system integrator specialists and ERP application experts. The ERP system was tested between June 1997 and March 1998 by this team of experts. To date, ten locations have been fully implemented on the ERP system. This company-wide solution has been deployed in a manner designed to meet full implementation for all remaining non-Y2K compliant sites.

       Program to Assess and Monitor Progress of Third Parties. As noted above, B/E has also undertaken an action plan to assess and monitor the progress of third-party vendors in resolving Y2K issues. To date, the Company has
       (1) obtained  guidance from outside  counsel to ensure legal  compliance,
       (2) generated correspondence to each of its third-party vendors to assess the Y2K readiness of these vendors and (3) contracted a `Vendor Y2K' fully automated tracking program to track all correspondence to/from vendors, to track timely responses via an automatic computer generated `trigger' to provide an electronic folder for easy reference and retention and to specifically track internally identified `critical' vendors. The Company is also currently developing an internal consolidated database of the Company's vendors. To date, approximately 90% of the Company's critical vendors have responded. The Company is directly contacting those vendors who have not responded and will evaluate the feasibility of establishing second source parts to other vendors, where possible.

       Contingency Plans. The Company is analyzing contingency plans to handle the worst-case Y2K scenarios that the Company believes reasonably could occur and, if necessary, intends to develop a timetable for completing such contingency plans.

       Costs Related to the Y2K Issue. The Company has incurred approximately $41,000 in costs related to the implementation of the ERP system and for routine replacement of hardware and software. The Company currently estimates the total ERP implementation, including routine replacement of hardware and software, will cost approximately $49,000 and a portion of the costs have and will be capitalized to the extent permitted under generally accepted accounting principles.

       Risks Related to the Y2K Issue. The Company's efforts to be Y2K compliant are intended to minimize the adverse effects of the Y2K issue on the Company's business and operations. Difficulties in implementing the ERP system or failure by the Company to fully implement the ERP system or the failure of its major vendors, third-party network service providers, and other material service providers and customers to adequately address their respective Y2K issues in a timely manner would have a material adverse effect on the Company's business, results of operations and financial condition. The Company's capital requirements may differ materially from the foregoing estimate as a result of regulatory, technological and competitive developments (including market developments and new opportunities) in the Company's industry.

       Fiscal 1999 Acquisitions

             During fiscal 1999, the Company completed four major acquisitions and two smaller transactions. In April 1998, the Company acquired Puritan-Bennett Aero Systems Co., a manufacturer of commercial aircraft oxygen systems, "WEMAC" air valve components, overhead lights and switches, crew masks and protective breathing devices for both general aviation and commercial aircraft. Also during April 1998, the Company acquired Aircraft Modular Products, a manufacturer of business jet seating, cabinetry and structures. In August 1998, the Company acquired SMR Aerospace, Inc. and its affiliates, which is a leading supplier of design, integration, installation and certification services for the reconfiguration of aircraft allowing an airline to modify or upgrade the seating arrangements, install telecommunications, move galley structures or modify overhead containers or sidewalls, etc. SMR also manufactures and installs crew rest compartments, and performs the engineering required to make structural modifications and supplies the kits necessary for the conversion of passenger to freighter aircraft. In September 1998, the Company acquired CF Taylor, a leading manufacturer of galley equipment for both narrow and wide-body aircraft, including galley structures, crew rests.

       Fiscal 1999 Disposition

               In February 1999, the Company sold a 51% interest in its In-Flight Entertainment subsidiary (the "IFE Sale") to a wholly-owned subsidiary of Sextant Avionique SA for an initial sale price of $62,000 (subject to adjustment based on the actual results of operations during the two years following the IFE Sale). See Note 2 to the unaudited interim condensed consolidated financial statements for the period ended November 27, 1999.

       Fiscal 2000 Disposition

       On October 5, 1999, the Company announced that it had entered into an agreement to sell its remaining 49% equity interest in IFE to Sextant. Total consideration for 100% of its equity interest in IFE, and for the provision of marketing, product and technical consulting services will range from a minimum of $83,300 up to $123,300 (inclusive of the $62,000 received in February 1999 for the sale of a 51% interest in IFE - see
       Note 2). Terms of the agreement provide for the Company to receive payments of approximately $15,800 on the first and second anniversary of the closing of this transaction. The third and final payment will be based on the actual sales and booking performances over the period from March 1, 1999 to December 31, 2001. The Company intends to use the proceeds from this transaction to reduce indebtedness.

       Fiscal 1999 Restructuring Plan

             During the fourth quarter of fiscal 1999, the Company began to implement a restructuring plan designed to lower its cost structure and improve its long-term competitive position. This plan includes eliminating seven of its principal facilities, reducing the total number from 21 to 14, reducing its employee base by approximately eight percent and rationalizing its product offerings. The Company identified seven facilities, four domestic and three in Europe, for consolidation. The consolidation activities commenced during the first quarter of fiscal 2000 and will be substantially complete by the end of the fiscal year. When fully implemented, management expects that this program will generate pretax savings of approximately $15,000 - $20,000 annually.

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

       Seating Manufacturing Inefficiencies

             During the latter part of fiscal 1999 and throughout fiscal 2000, the Company's operating results were negatively impacted by operating inefficiencies at its seating products group. The operating inefficiencies have resulted in delayed deliveries to customers, increased re-work of seating products, claims for warranty, penalties, out of sequence charges, substantial increases in air freight and other expedite-related costs. Late customer deliveries have resulted in certain airlines diverting seating programs to other manufacturers and the deferral of other seating programs.

              The current quarter's decrease in revenues, coupled with the operating inefficiencies described above have negatively impacted the current quarter's results of operations by approximately $17,200, which has been presented as a component of cost of sales and operating expenses. In addition, claims for penalties, out of sequence charges, and warranties related to its poor delivery performance during the current period aggregating approximately $22,500, were incurred during the quarter and been included as a component of cost of sales in the accompanying statement of operations. Further, during the current quarter, the Company announced that it will discontinue certain product and service offerings. This product and service line rationalization will reduce the number of facilities by two, and is expected to result in a headcount reduction of approximately 700. The total cost of this product and service line rationalization is expected to be approximately $35,700, of which $32,600 was accrued during the current quarter. Approximately $29,800 of this accrual was included in cost of sales with the balance charged to selling, general and administrative expenses in the accompanying statement of operations. The balance of this charge of approximately $3,100 is expected to be included as a component of cost of sales during the fourth quarter of this fiscal year.

              The aggregate impact of these operating inefficiencies, penalties, and product line rationalization costs was to increase cost of sales and operating expenses by approximately $72,300 during fiscal 2000. Future margin expansion will largely depend on the success of the seating business in four areas: achieving planned efficiencies for recently-introduced products, optimizing its manufacturing processes with the new management information system, successfully implementing lean manufacturing techniques and rationalizing facilities and personnel. While management expects its seating operations to improve over the next six months, there can be no assurance that the improvements will occur or that the negative impact of operational inefficiencies will not be material.

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

              This report includes forward-looking statements which involve risks and uncertainties. The Company's actual experience may differ materially from that anticipated in such statements. Factors that might cause such a difference include, but are not limited to, those discussed in the Company's most recent proxy statement and "Risk Factors" contained in Exhibit 99 of the Company's Annual Report on Form 10-K for the fiscal year ended February 27, 1999, as well as future events that may have the effect of reducing the Company's available operating income and cash balances, such as unexpected operating losses, delays in the integration of the Company's acquired businesses, conditions in the airline industry, customer delivery requirements, new or expected refurbishments, capital expenditures, cash expenditures related to possible future acquisitions, delays in the implementation of the Company's integrated management information system, labor disputes involving the Company, its significant customers or airframe manufacturers, delays or inefficiencies in the introduction of new products or fluctuations in currency exchange rates.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

              During the nine months ended November 27, 1999, there were no material changes to the disclosure about market risk included in the Company's Annual Report on Form 10-K for the fiscal year ended February 27, 1999.

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

Item 3.  Defaults Upon Senior Securities                        Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders    Not applicable.


Item 5.  Other Information                                      None.

Item 6.  Exhibits and Reports on Form 8-K

a.       Exhibits

         1.   Exhibit 10.8a         Amendment No. 1 to the Chase Manhattan Bank
                                    credit facility

         2.   Exhibit 10.8b         Amendment No. 2 to the Chase Manhattan Bank
                                    credit facility

         3.   Exhibit 10.8c         Agreement with Thomson-CSF Sextant, Inc.
                                    for the sale of a 49% interest in the
                                    Company's In-Flight Entertainment ("IFE") business

         4.   Exhibit 27            Financial Data Schedule for the nine months
                                    ended November 27, 1999

         b.   Reports on Form 8-K

         1.   March 3, 1999         Sale of a 51% interest in the Company's IFE
                                    business

         2.   March 12, 1999        Sale of a 51% interest in the Company's IFE
                                    business

         3.   November 18, 1999     Resignation of Paul E. Fulchino, President
                                    and Chief Operating Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               BE AEROSPACE, INC.


Date:  January 7, 2000                         By: /s/ Robert J. Khoury
                                               --------------------------------
                                               President and
                                               Chief Executive Officer



Date:  January 7, 2000                         By: /s/ Thomas P. McCaffrey
                                               -----------------------------
                                               Corporate Senior Vice President
                                               of Administration and Chief
                                               Financial Officer