Form 10-K
period 2000-02-26
BE AEROSPACE INC
filed 2000-05-09
CIK 861361

United States

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

           [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended February 26, 2000

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 0-18348

                               BE AEROSPACE, INC.
             (Exact name of registrant as specified in its charter)

Delaware
(State or other jurisdiction of incorporation or organization)

06-1209796
(I.R.S.Employer Identification No.)


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

The aggregate market value of the registrant's voting stock held by non-affiliates was approximately $164,360,986 on May 1, 2000 based on the closing sales price of the registrant's Common Stock as reported on the Nasdaq National Market as of such date.

The number of shares of the registrant's Common Stock, $.01 par value, outstanding as of May 1, 2000 was 25,115,944 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the registrant's Proxy Statement to be filed with the Commission in connection with the 2000 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.



                                      INDEX

                                     PART I

ITEM 1.   Business.............................................................3

ITEM 2.   Properties..........................................................16

ITEM 3.   Legal Proceedings...................................................18

ITEM 4.   Submission of Matters to a Vote of Security Holders.................18

                                     PART II

ITEM 5.   Market for the Registrant's Common Equity and Related Stockholder
          Matters.............................................................19

ITEM 6.   Selected Financial Data.............................................20

ITEM 7.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations...............................................22

ITEM 7a.  Quantitative and Qualitative Disclosures about Market Risk..........33

ITEM 8.   Consolidated Financial Statements and Supplementary Data............33

ITEM 9.   Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure................................................33

                                    PART III

ITEM 10.  Directors and Executive Officers of the Registrant..................34

ITEM 11.  Executive Compensation..............................................37

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management......37

ITEM 13.  Certain Relationships and Related Transactions......................37

                                     PART IV

ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K....38

          Index to Consolidated Financial Statements and Schedule............F-1


                                     PART I

In this Form 10-K, when we use the terms the "company," "B/E," "we," "us," and "our," unless otherwise indicated or the context requires, we are referring to BE Aerospace, Inc. and its consolidated subsidiaries. Certain disclosures included in this Form 10-K constitute forward-looking statements that are subject to risks and uncertainty. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Forward-Looking Statements."

ITEM 1.  BUSINESS

INTRODUCTION

                                   The Company

      Our company is the world's largest manufacturer of commercial and general aviation aircraft cabin interior products. We serve virtually all major airlines and a wide variety of general aviation customers and airframe manufacturers. We believe that we have achieved leading global market positions and significant market shares in each of our major product categories, which include:

     o commercial aircraft seats, including an extensive line of first class, business class, tourist class and commuter aircraft seats, with a worldwide market share of approximately 46%;

     o    a full line of food and beverage  preparation  and storage
          equipment,   including   coffee  makers,   water   boilers,   beverage
          containers,   refrigerators,   freezers,   chillers  and  ovens,  with
          worldwide market shares for each of these products in excess of 50%;

     o both chemical and gaseous oxygen delivery systems, with a worldwide market share of approximately 50%; and


     o general aviation interior products, including an extensive line of executive aircraft seats, indirect overhead lighting systems, oxygen, safety and air valve products, with worldwide market shares in excess of 50%.

      In addition, we offer our customers in-house capabilities to design, project manage, integrate, install, test and certify reconfigurations, modifications and passenger to freighter conversions for commercial aircraft passenger cabins and to manufacture related products, including engineering kits and interface components as well as aircraft interior structures, such as galleys, lavatories and crew rests. We also provide upgrade, maintenance and repair services for our airline customers around the world.

      We have substantially expanded the size, scope and nature of our business as a result of a number of acquisitions. Since 1989, we have completed 15 acquisitions, including six acquisitions in fiscal 1999, for an aggregate purchase price of approximately $677 million in order to position ourselves as the preferred global supplier to our customers.

      During the period from 1989 to 1996, we acquired nine commercial aircraft cabin interior products manufacturers for approximately $290 million. Through these acquisitions we built worldwide market leadership positions and our company  became  the  number  one  manufacturer  for a large  number of  product offerings. At the same time, we rationalized our businesses and began re-engineering our operations. We integrated the acquisitions by eliminating 11 operating facilities and consolidating personnel at the acquired businesses, resulting in headcount reductions of approximately 1,300 employees through January 1998.

      During fiscal 1999 we completed six acquisitions for approximately $387 million. Through these acquisitions we extended our product offerings into oxygen systems and we entered three new markets. These markets include the structural reconfiguration of passenger cabins, the conversion of passenger aircraft to freighters and the business jet cabin interiors market. During the fourth quarter of fiscal 1999, we launched a series of initiatives directed towards expanding our profit margins by improving productivity, reducing costs and inventory levels and speeding production of finished products. These actions included eliminating seven principal facilities, reducing our employment base by over 1,000 employees during fiscal 2000 and rationalizing our product offerings. The plan also included initiatives to install company-wide information technology and engineering design systems and implement lean manufacturing techniques in our remaining factories. We recognized a charge in the fourth quarter of fiscal 1999 of $87.8 million to provide for the entire amount of the restructuring, along with costs associated with new product introductions, all of which was charged to cost of sales. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

      During fiscal 2000, we restructured our Seating Products operations and decided to discontinue certain product and service offerings. This product line rationalization is expected to eliminate two additional facilities bringing the total number of facilities down to 14 from 31. This is also expected to result in a headcount reduction of approximately 700. The total cost of this product and service line rationalization was approximately $34 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

       All of the  aforementioned  initiatives  to  integrate,  rationalize  and restructure the fifteen acquired businesses had an aggregate cost of approximately $180 million. These initiatives enabled us to eliminate 17 facilities and reduce headcount by over 3,000 employees. We believe these initiatives will enable us to substantially expand profit margins, strengthen the global business management focus on our core product categories, achieve a more effective leveraging of our resources and improve our ability to rapidly react to changing business conditions. In conjunction with these efforts, we have also implemented a company-wide information technology system, a company-wide engineering system and initiated lean manufacturing in our remaining facilities. Common management information and engineering systems and lean manufacturing processes across all operations, coupled with a rationalized product offering are expected to provide us with the ongoing benefit of a generally lower cost structure, and expanding gross and operating margins.

INDUSTRY OVERVIEW

       The commercial and business jet aircraft cabin interior products industries encompass a broad range of products and services, including aircraft seating products, passenger entertainment and service systems, food and beverage preparation and storage systems, oxygen delivery systems, lavatories, lighting systems, evacuation equipment, overhead bins, as well as a wide variety of engineering design, integration, installation and certification services and maintenance, upgrade and repair services. We estimate that the industry had annual sales in excess of $3.5 billion during fiscal 2000.

       Historically, revenues in the airline cabin interior products industry have been derived from five sources:

     o retrofit programs in which airlines purchase new interior furnishings to overhaul the interiors of aircraft already in service,

     o refurbishment programs in which airlines purchase components and services to improve the appearance and functionality of certain cabin interior equipment,

     o new installation programs in which airlines purchase new equipment to outfit a newly delivered aircraft,

     o    spare parts and

     o equipment to upgrade the functionality or appearance of the aircraft interior.

       The retrofit and refurbishment cycles for commercial aircraft cabin interior products differ by product category. Aircraft seating typically has a refurbishment cycle of one to two years and a retrofit cycle of four to eight years. See "Recent Industry Conditions." Galley and lavatory structures as well as food and beverage preparation and storage equipment are periodically upgraded or repaired, and require a continual flow of spare parts, but may be retrofitted only once or twice during the life of the aircraft.

      The  various  product  and  service   categories  in  which  we  currently
participate include*:

      SEATING PRODUCTS. This is the largest single product category in the industry and includes first class, business class, tourist class and commuter seats. We estimate that the aggregate size of the worldwide aircraft seat market (including spare parts) during fiscal 2000 was in excess of $730 million. Including our company, there are approximately ten companies worldwide that supply aircraft seats. We have a market share of approximately 46%, and along with two other competitors share approximately 90% of the worldwide market (based on installed base as of February 26, 2000).

      INTERIOR SYSTEMS PRODUCTS. This product category includes interior systems for both narrow-body and wide-body commercial aircraft and business jet/VIP aircraft, including a wide selection of coffee and beverage makers, water boilers, ovens, liquid containers, air chillers, wine coolers and other refrigeration equipment, oxygen delivery systems, air valves, lighting and switches, and other interior systems and components. We believe that we are the only manufacturer with a complete line of interior systems products and the only supplier with the capability to fully integrate overhead passenger service units with either chemical or gaseous oxygen equipment.

      BUSINESS JET AND VIP PRODUCTS. We are the industry's leading manufacturer with a broad product line, including a complete line of executive aircraft seating products, lighting, air valves and oxygen delivery systems as well as sidewalls, bulkheads, credenzas, closets, galley structures, lavatories, tables and sofas. We have the capability to provide complete interior packages, including all design services, all interior components and program management services for executive aircraft interiors. We are the preferred supplier of seating products, interior lighting systems and WEMAC components for essentially every business jet manufacturer.

      FLIGHT STRUCTURES AND ENGINEERING SERVICES. We provide engineering design, integration, installation and certification services to the airline industry. These services include project management of aircraft, including reconfigurations and passenger to freighter conversions. Historically, the airlines have relied on in-house engineering resources or consultants to provide such services. As cabin interiors have become increasingly sophisticated and the airline industry increasingly differentiated, the airlines have begun to outsource such services in order to increase speed to market and to improve productivity and reduce costs. We provide design, integration, installation and certification services for commercial aircraft passenger cabin interiors, offering customers a broad range of capabilities including design, project management, integration, test and certification of reconfigurations for commercial aircraft passenger cabin interiors. We also provide engineering and structural components for the conversion of passenger aircraft to freighters, as well as the manufacture of other structural components such as crew rest compartments, lavatories and galleys.

      GLOBAL  CUSTOMER  SERVICE  AND  PRODUCT   SUPPORT.   We  provide  upgrade,
      maintenance and repair services for the products that we manufacture as well as for those supplied by other manufacturers.

      * We sold a 51% interest in our In-Flight Entertainment ("IFE") business during fiscal 1999 and the remaining 49% interest in fiscal 2000. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

          Through February 27, 1999, we operated in the (1) Aircraft Cabin Interior Products and Services and (2) In-Flight Entertainment segments of the commercial airline and general aviation industry. Following the sale of our controlling interest in the IFE business, we operated a single segment -- Aircraft Cabin Interior Products and Services. Revenues for similar classes of products or services within these business segments for the fiscal years ended February 2000, 1999 and 1998 are presented below (dollars in millions):


                                                                                       Year Ended

                                                            ------------------------------------------------------------
                                                              Feb. 26, 2000         Feb. 27, 1999         Feb. 28, 1998
                                                              -------------         -------------         -------------
    Seating products                                                  $ 325                 $ 296                 $ 252
    Interior systems products                                           145                   138                    93
    Flight structures and engineering services                          122                    86                    33
    Business jet and VIP products                                        81                    65                     -
    Global customer service, product support and other                   50                    37                    29
    In-flight entertainment products                                      -                    79                    81
                                                            ----------------    ------------------    ------------------
    TOTAL REVENUES                                                    $ 723                 $ 701                 $ 488
                                                            ================    ==================    ==================

RECENT INDUSTRY CONDITIONS

     Our principal customers are the world's commercial airlines. Airline company balance sheets have been substantially strengthened and their liquidity significantly enhanced over the past several years as a result of record profitability, debt and equity financings and a closely managed fleet expansion. Recent increases in fuel prices have not had a material impact on the airline industry to date. However, should fuel prices continue at or above the current level for a prolonged period, the airline industry's profitability could be impacted and discretionary airline spending may be more closely monitored or even reduced. Among those factors expected to affect the cabin interior products industry are the following:

     LARGE EXISTING INSTALLED BASE. B/E's existing installed product base is expected to generate continued retrofit, refurbishment and spare parts revenue as airlines continue to maintain their aircraft cabin interiors. According to industry sources, the world commercial passenger aircraft fleet consisted of 11,759 aircraft as of the end of 1999, including 1,038 aircraft with fewer than 120 seats, 7,996 aircraft with between 120 and 240 seats and 2,725 aircraft with more than 240 seats. Further, based on industry sources, we estimate that there are currently over 10,000 general aviation aircraft currently in service. Based on such fleet numbers, we estimate that the total worldwide installed base of commercial and general aviation aircraft cabin interior products, valued at replacement prices, was approximately $23 billion at the end of February 26, 2000.

     EXPANDING WORLDWIDE FLEET. The expanding worldwide aircraft fleet is expected to generate additional revenues from new installation programs, while the increase in the size of the installed base is expected to generate additional and continual retrofit, refurbishment and spare parts revenue. Worldwide air traffic has grown every year since 1946 (except in 1990) and, according to the 1999 Current Market Outlook published by the Boeing Commercial Airplane Group (the "Boeing Report"), is projected to grow at a compounded average rate of approximately 4.7% per year by 2008, increasing annual revenue passenger miles from approximately 1.8 trillion in 1998 to approximately 4.9 trillion by 2018 (according to the February 2000 Airline Monitor). According to the Airbus Industrie Global Market
     Forecast published in June 1999 (the "Airbus Industrie Report"), the worldwide installed seat base, which we consider a good indicator for potential growth in the aircraft cabin interior products industry, is expected to increase from approximately 1.8 million passenger seats at the end of 1998 to approximately 4.2 million passenger seats at the end of 2018.

     NEW AIRCRAFT DELIVERIES. The number of new aircraft delivered each year is an important determinant of fleet expansion and is generally regarded as cyclical in nature. New aircraft deliveries peaked at 914 during calendar 1999, exclusive of 216 regional jet deliveries. Industry sources project lower deliveries over the next five years. However, annual deliveries over the five-year period ending calendar 2004 are expected to be 1.6 times to
     2.5 times greater than the lowest level during the last cycle, which ended in 1995.

     WIDE-BODY AIRCRAFT DELIVERIES. The trend towards wide-body aircraft is significant to our company because wide-body aircraft require almost four times the dollar value content for our products as compared to narrow-body aircraft. Deliveries of wide-body, long-haul aircraft constitute an increasing share of total new aircraft deliveries and are an increasing percentage of the worldwide fleet. Wide-body aircraft represented 28% of all new commercial aircraft delivered in 1999, and are expected to increase to 33% of new deliveries in 2002 and 35% of new deliveries in 2004. Wide-body aircraft currently carry up to three or four times the number of seats as narrow-body aircraft, and because of multiple classes of service, including large first class and business class configurations, our average revenue per seat on wide-body aircraft is substantially higher. Aircraft cabin crews on wide-body aircraft may make and serve between 300 and 900 meals and may brew and serve more than 2,000 cups of coffee and 400 glasses of wine on a single flight.

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

     GROWING ENGINEERING SERVICES MARKETS. Historically, the airlines have relied primarily on their own in-house engineering resources to provide engineering, design, integration and installation services, as well as services related to repairing or replacing cabin interior products that have become damaged or otherwise non-functional. As cabin interior product configurations have become increasingly sophisticated and the airline industry increasingly competitive, the airlines have begun to outsource such services in order to increase productivity and reduce costs and overhead. Outsourced services include:

     o engineering design, integration, project management, installation and certification services,

     o     modifications and reconfigurations for commercial aircraft and

     o     services related to the support of product upgrades.

COMPETITIVE STRENGTHS

     We believe that we have a strong, competitive position attributable to a number of factors, including the following:

     LEADING MARKET SHARES AND SIGNIFICANT INSTALLED BASE. We believe we have achieved leading global market positions in each of our major product categories, with market shares, based upon industry sources, of approximately 46% for commercial aircraft seats (based on installed base as of February 26, 2000) and in excess of 50% for executive aircraft seats, coffee makers, refrigeration equipment, air valves, oxygen delivery systems and ovens (based on dollar sales for the year ended February 26, 2000). We believe these market shares provide us with significant competitive advantages in serving our customers, including economies of scale and the ability to commit greater product development, global product support and marketing resources.

     COMBINATION OF MANUFACTURING AND CABIN INTERIOR DESIGN SERVICES. We have continued to expand our products and services, believing that the airline industry increasingly will seek an integrated approach to the design, development, integration, installation, testing and sourcing of aircraft cabin interiors. We believe that we are the only manufacturer of a broad technologically-advanced line of cabin interior products with interior design capabilities. Based on our established reputation for quality, service and product innovation among the world's commercial airlines, we believe that we are well positioned to provide "one-stop shopping" to these customers, thereby maximizing our sales opportunities and increasing the convenience and value of the service provided to our customers.

     TECHNOLOGICAL LEADERSHIP/NEW PRODUCT DEVELOPMENT. We believe that we are a technological leader in our industry, with what we believe is the largest research and development ("R&D") organization in the cabin interior products industry, currently comprised of approximately 500 engineers. We believe our R&D effort and our on-site engineers at both the airlines and airframe manufacturers enable us to play a leading role in developing and introducing innovative products to meet emerging industry trends and needs and thereby gain early entrant advantages.

     PROVEN TRACK RECORD OF ACQUISITION INTEGRATION. We have demonstrated the ability to make strategic acquisitions and successfully integrate such acquired businesses by identifying opportunities to consolidate facilities and personnel, including engineering, manufacturing and marketing activities, as well as rationalizing product lines. See "The Company."

     GROWTH OPPORTUNITIES

     We believe that we have benefited from three major growth trends in the aerospace industry.

     INCREASE IN REFURBISHMENT AND UPGRADE ORDERS. Our substantial installed base provides significant on-going revenues from replacements, upgrades, repairs and the sale of spare parts. Approximately 61% of our revenues for the year ended February 26, 2000 were derived from these aftermarket activities. A significant portion of our revenues and operating earnings during fiscal 2000 were derived from refurbishment and upgrade programs. We believe that we are well positioned to continue to benefit as a result of the airlines' improved financial condition and liquidity and the need to refurbish and upgrade cabin interiors. See "Recent Industry Conditions."

     EXPANSION OF WORLDWIDE FLEET AND SHIFT TOWARD WIDE-BODY  AIRCRAFT.
     Airlines have been taking delivery of a large number of new aircraft due to high load factors and the projected growth in air travel. See "Recent Industry Conditions."

     BUSINESS JET AND VIP AIRCRAFT FLEET EXPANSION AND RELATED RETROFIT OPPORTUNITIES. General aviation and VIP airframe manufacturers have experienced growth in new aircraft deliveries similar to that which recently occurred in the commercial aircraft industry. According to industry sources, executive jet aircraft deliveries amounted to 343 units in calendar 1996 and 661 units in calendar 1999. Industry sources indicate that executive jet aircraft deliveries should be approximately 595 in calendar 2000. Several new aircraft models, and larger business jets, including the Cessna Citation Excel, the Boeing Business Jet, Bombardier Challenger and Global Express, Gulfstream V, the Falcon 900 and Airbus Business Jet, which have been or are expected to be introduced over the next several years and are expected to be a significant contributor to new general aviation aircraft deliveries going forward. Industry sources indicate that deliveries of business jets from calendar 2001-2004 are expected to range from approximately 520 to 570, and that the number of larger business jets, as described above, as a percentage of total business jet deliveries will increase from 23% in calendar year 1999 to 27% in
     calendar   year  2000.  This is  important  to our  company  because   the
     typical cost of cabin interior products manufactured for a Cessna Citation is approximately $162,500; whereas the same contents for a larger business jet, such as the Boeing Business Jet could range up to approximately $1,365,200. Advances in engine technology and avionics and the emergence of fractional ownership of executive aircraft are also important growth factors. In addition, the general aviation and VIP aircraft fleet consists of approximately 10,000 aircraft with an average age of approximately 15 years. As aircraft age or ownership changes, operators retrofit and upgrade the cabin interior, including seats, sofas and tables, sidewalls, headliners, structures such as closets, lavatories and galleys, and related equipment including lighting and oxygen delivery systems. In addition, operators generally reupholster or replace seats every five to seven years. We believe that we are well positioned to benefit from the retrofit opportunities due to:

o    15-year average age of the executive jet fleet,

o operators who have historically reupholstered their seats may be more inclined to replace these seats with lighter weight, more modern and 16G-compliant seating models and

o belief that we are the only manufacturer with the capability for cabin interior design services, a broad product line for essentially all cabin interior products and program management services, for true "one-stop shopping."

BUSINESS STRATEGY

      Our business strategy is to maintain a leadership position and to best serve our customers by:

     o offering the broadest and most integrated product lines and services in the industry, including not only new product and follow-on product sales, but also design, integration, installation and certification services as well as maintenance, upgrade and repair services,

     o pursuing a worldwide marketing approach focused by airline and general aviation airframe manufacturers and encompassing our entire product line,

     o pursuing the highest level of quality in every facet of our operations from the factory floor to customer support,

     o    remaining the technological leader in our industry,

     o enhancing our position in the growing upgrade maintenance, inspection and repair services market and

     o pursuing selective strategic acquisitions in the commercial aircraft and general aviation cabin interior products industries.

PRODUCTS AND SERVICES

SEATING PRODUCTS

     Our company is the world's leading manufacturer of aircraft seats, offering a wide selection of first class, business class, tourist class and commuter seats. A typical seat manufactured and sold by our company includes the seat frame, cushions, armrests and tray table, together with a variety of optional features such as adjustable lumbar supports, footrests, reading lights, head/neck supports, oxygen masks and telephones. We estimate that as of February 26, 2000 we had an aggregate installed base of approximately 1.2 million aircraft seats valued at replacement prices of approximately $2.5 billion.

     FIRST AND BUSINESS CLASSES. Based upon major airlines' program selection and orders on hand, we are the leading worldwide manufacturer of premium-class seats. Our new line of international first class sleeper seats incorporate full electric actuation, electric ottoman, privacy panels and side-wall mounted tables. Our recently released business class seats incorporate features from over 25 years of seating design. The premium business class seats include electrical or mechanical actuation, PC power ports, telephones, translating legrests, adjustable lumbar cushions, 4-way adjustable headrests and fiber-optic reading lights. The first and business class products are substantially more expensive than tourist class seats due to these luxury appointments.

     CONVERTIBLE SEATS. We have developed two types of seats that can be converted from tourist class triple-row seats to business class double-row seats with minimal conversion complexity. Convertible seats allow airline customers the flexibility to adjust the ratio of business class to tourist class seats for a given aircraft configuration. This seat is increasing in popularity in the European market.

     TOURIST CLASS. We are a leading worldwide manufacturer of tourist class seats and believe we offer the broadest such product line in the industry. We have designed tourist class seats which incorporate features not previously utilized in that class, such as laptop power ports and a number of premium comfort features such as footrests, headrests and adjustable lumbar systems.

     COMMUTER (REGIONAL JET) SEATS. We are the leading manufacturer of regional aircraft seating in both the U.S. and worldwide markets. Our SilhouetteTM Composite seats are similar to commercial jet seats in comfort and performance but typically do not have as many added comfort features. Consequently, they are lighter weight and require less maintenance.

     SPARES. Aircraft seats require regularly scheduled maintenance in the course of normal passenger use. Airlines depend on seat manufacturers and secondary suppliers to provide spare parts and kit upgrade programs. As a result, a significant market exists for spare parts.

INTERIOR SYSTEMS PRODUCTS

     We are the world's largest manufacturer of interior systems products for both narrow- and wide-body aircraft, offering a wide selection of coffee and beverage makers, water boilers, ovens, liquid containers, refrigeration equipment, oxygen delivery systems and a variety of other interior components. We estimate that as of February 26, 2000 we have an aggregate installed base of such equipment, valued at replacement prices, in excess of $900 million.

     COFFEE MAKERS. We are the leading manufacturer of aircraft coffee makers, with our equipment currently installed in virtually every type of aircraft for almost every major airline. We manufacture a broad line of coffee makers, coffee warmers and water boilers, including the Flash Brew Coffee Maker, with the capability to brew 54 ounces of coffee in one minute, and a CombiTM unit which will both brew coffee and boil water for tea while utilizing 25% less electrical power than traditional 5,000-watt water boilers. We also manufacture a cappuccino/espresso maker.

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

     REFRIGERATION EQUIPMENT. We are the worldwide industry leader in the design, manufacture and supply of commercial aircraft refrigeration equipment. We manufacture a self-contained wine and beverage chiller, the first unit specifically designed to rapidly chill wine and beverage on-board an aircraft.

     OXYGEN DELIVERY SYSTEMS. We are a leading manufacturer of oxygen delivery systems for both commercial and general aviation aircraft. We are the only manufacturer with the capability to fully integrate overhead passenger service units with either chemical or gaseous oxygen equipment. Our oxygen equipment has been approved for use on all Boeing and Airbus aircraft and is also found on essentially all general aviation and VIP aircraft.

GENERAL AVIATION

       We entered the market for general aviation and VIP aircraft products with the acquisition of Aircraft Modular Products, Inc. ("AMP") in April 1998. By combining AMP's presence in the general aviation and VIP aircraft cabin interior products industry with that of our Puritan-Bennett Aero Systems Co. ("PBASCO") and Aircraft Lighting Corporation ("ALC") product lines, which we acquired during fiscal 1999, we are now the leading manufacturer of a broad product line including a complete line of executive aircraft seating products, fluorescent lighting, air valves and oxygen delivery systems as well as sidewalls, bulkheads, credenzas, closets, galley structures, lavatories, tables and sofas. We have the capability to provide complete interior packages, including all design services, all interior components and program management services for executive aircraft interiors. We are the preferred supplier of seating products and direct and indirect lighting systems of essentially every general aviation airframe manufacturer. We estimate that as of February 26, 2000 we have an aggregate installed base of such equipment, valued at replacement prices, of approximately $1.4 billion.

FLIGHT STRUCTURES AND ENGINEERING SERVICES

       Our Flight Structures and Engineering Services operation is a leader in providing design, integration, installation and certification services associated with the reconfiguration of commercial aircraft cabin interiors, converting commercial aircraft to freighters and designing and manufacturing galley structures and crew rest compartments. We estimate that as of February 26, 2000, we had an installed base of such equipment, valued at replacement prices, of approximately $1.1 billion.

     ENGINEERING DESIGN, INTEGRATION, INSTALLATION AND CERTIFICATION SERVICES. Through the acquisition of SMR Aerospace, Inc. in August 1998, we became a leader in providing engineering design, integration, installation and certification services for commercial aircraft passenger cabin interiors, offering our customers in-house capabilities to design, project manage, integrate, test and certify reconfigurations and modifications for commercial aircraft and to manufacture related products, including engineering kits and interface components. We provide a broad range of interior reconfiguration services which allow airlines to change the size of certain classes of service, modify and upgrade the seating, install telecommunications or entertainment options, relocate galleys, lavatories and overhead bins, and install crew rest compartments.

     PASSENGER TO FREIGHTER CONVERSIONS. We are a leading supplier of structural design and integration services, including airframe modifications for passenger-to-freighter conversions. We are the leading provider of Boeing 767 passenger to freighter conversions and have performed conversions for Boeing 747-200 Combi, Boeing 747-200 (door only) and Airbus A300 B4 aircraft. Freighter conversions require sophisticated engineering capabilities and very large and complex proprietary parts kits.

     CREW REST COMPARTMENTS. We are the worldwide leader in the design, certification and manufacture of crew rest compartments. Crew rest compartments are utilized by the flight crew during long-haul international flights. A crew rest compartment is constructed utilizing lightweight cabin interior technology and incorporating electrical, HVAC, lavatory and sleep compartments.

     GALLEY STRUCTURES. Galley structures are generally custom designed to accommodate the unique product specifications and features required by a particular carrier. Galley structures require intensive design and engineering work and are among the most sophisticated and expensive of the aircraft's cabin interior products. We provide a variety of galley structures, closets and class dividers, emphasizing sophisticated and higher value-added galleys for wide-body aircraft. We also manufacture lavatories for commercial and freighter aircraft.

GLOBAL CUSTOMER SERVICE AND PRODUCT SUPPORT

We are an active participant in the markets for aftermarket parts and specialty kits, interior services and product support. We believe that our broad and integrated product line, global manufacturing, on-site technical support, and strong customer relationships uniquely position us to become the premier value-added supplier in the interior market.

     AFTERMARKET PARTS AND UPGRADE KITS. We offer a complete range of spare parts and upgrade/specialty kits for all of our products. Through control of intellectual property, on-going value engineering and quality enhancements of our engineering drawings, timely updates of component maintenance manuals and strong cooperation with worldwide airline regulatory bodies, we are uniquely positioned to quickly offer our customers high quality aftermarket spare parts and upgrade kits.

     INTERIOR SERVICES. We offer a comprehensive range of services that allow our airline customers to outsource routine maintenance services and focus on their core operational requirements. The spectrum of services includes refurbishment and/or repair of B/E products, on-board surveys regarding status and product installations, remanufacturing of used equipment to extend the product life cycle, and inventory management services.

     PRODUCT SUPPORT. We provide airlines a unique and high level of on-sight support through our extensive, worldwide field engineering team. We can respond quickly and work directly with our customer's engineering department. On-line technology is used to assist all parties in improved and timely communication. Through on-sight surveys, we can ensure spare parts are manufactured before they are required by the airlines for their routinely scheduled maintenance checks.

RESEARCH, DEVELOPMENT AND ENGINEERING

      We work closely with commercial airlines to improve existing products and identify customers' emerging needs. Our expenditures in research, development and engineering totaled $54 million, $56 million and $46 million for the years ended February 26, 2000, February 27, 1999 and February 28, 1998, respectively. We currently employ approximately 500 professionals in the engineering and product development areas. We believe that we have the largest engineering organization in the cabin interior products industry, with not only software, electronic, electrical and mechanical design skills, but also substantial expertise in materials composition and custom cabin interior layout design and certification.

MARKETING AND CUSTOMERS

      We market and sell our products directly to virtually all of the world's major airlines and commercial and general aviation aircraft manufacturers. We market our general aviation products directly to all of the world's business jet airframe manufacturers, modification centers and operators. We have a sales and marketing organization of 110 persons, along with 32 independent sales representatives. Our sales to non-U.S. airlines were $311 million, $298 million and $233 million, for the years ended February 26, 2000, February 27, 1999 and
February  28,  1998,   respectively,   or  approximately   43%,  42%  and  48%,
respectively, of net sales during such periods.

      Airlines select manufacturers of cabin interior products primarily on the basis of custom design capabilities, product quality and performance, on-time delivery, after-sales customer service, product support and price. We believe that our large installed base, our timely responsiveness in connection with the custom design, manufacture, delivery and after-sales customer service and product support of our products and our broad product line and stringent customer and regulatory requirements all present barriers to entry for potential new competitors in the cabin interior products market.

       We believe that our integrated worldwide marketing approach, focused by airline and encompassing our entire product line, is preferred by airlines. Led by a senior executive, teams representing each product line serve designated airlines that together accounted for almost 70% of the purchases of products manufactured by our company during fiscal 2000. These airline customer teams have developed customer specific strategies to meet each airline's product and service needs. We also staff "on-site" customer engineers at major airlines and airframe manufacturers to represent our entire product line and work closely with the customers to develop specifications for each successive generation of products required by the airlines. These engineers help customers integrate our wide range of cabin interior products and assist in obtaining the applicable regulatory certification for each particular product or cabin configuration. Through our on-site customer engineers, we expect to be able to more efficiently design and integrate products which address the requirements of our customers. We provide program management services, integrating all on-board cabin interior equipment and systems, including installation and FAA certification, allowing airlines to substantially reduce costs. We believe that we are one of the only suppliers in the commercial aircraft cabin interior products industry with the size, resources, breadth of product line and global product support capability to operate in this manner. We market our general aviation products directly to all of the world's general aviation airframe manufacturers, modification centers and operators.

      Our program management approach requires that a program manager is assigned to each significant contract. The program manager is responsible for all aspects of the specific contract, including management of change orders and negotiation of related non-recurring engineering charges, monitoring the progress of the contract through its scheduled delivery dates and overall contract profitability. We believe that our customers derive substantial benefits from our program management approach, including better on-time delivery and higher service levels. We also believe our program management approach results in better customer satisfaction and higher profitability over the life of a contract.

      During fiscal 2000, approximately 82% of our total revenues were derived from the airlines compared with 81% in fiscal 1999. Approximately 61% of our revenues during fiscal 2000 and 56% of our revenues during fiscal 1999 were from refurbishment, spares and upgrade programs. During the year ended February 26, 2000, no single customer accounted for 10% of total revenues. During the years ended February 27, 1999 and February 28, 1998, one customer accounted for approximately 13% and 18%, respectively, of our total revenues, and no other customer accounted for more than 10% of such revenues. The portion of our revenues attributable to particular airlines varies from year to year because of airlines' scheduled purchases of new aircraft and for retrofit and refurbishment programs for their existing aircraft.

BACKLOG

      We estimate that our backlog at February 26, 2000 was approximately $470 million, compared with a backlog of $640 million and $450 million on February 27, 1999 and February 28, 1998, respectively (as adjusted to exclude backlog from our In-Flight Entertainment business in which we sold a 51% interest in February 1999 and the remaining 49% interest in October 1999). Of our backlog at February 26, 2000, approximately 59% is deliverable by the end of fiscal 2001; 68% of our total backlog is with North American carriers, approximately 17% is with European carriers and approximately 12%, or $58 million, is with Asian carriers. Of such Asian carrier backlog, $34 million is deliverable in fiscal 2001. Approximately $17 million of the total Asian carrier backlog was with Japan Airlines, Singapore Airlines and Cathay Pacific, three of the largest Asian airlines. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

CUSTOMER SERVICE

      We believe that our customers place a high value on customer service and product support and that such service is a critical factor in our industry. The key elements of such service include:

o rapid response to requests for engineering designs, proposal requests and technical specifications,

o     flexibility with respect to customized features,

o     on-time delivery,

o     immediate availability of spare parts for a broad range of products and

o     prompt attention to customer problems, including on-site customer training

      Customer service is particularly important to airlines due to the high cost to the airlines of late delivery, malfunctions and other problems.

WARRANTY AND PRODUCT LIABILITY

      We warrant our products, or specific components thereof, for periods ranging from one to ten years, depending upon product type and component. We generally establish reserves for product warranty expense on the basis of the ratio of warranty costs incurred by the product over the warranty period to sales of the product. Actual warranty costs reduce the warranty reserve as they are incurred. We periodically review the adequacy of accrued product warranty reserves and revisions of such reserves are recognized in the period in which such revisions are determined.

      We also carry product liability insurance. We believe that our insurance is generally sufficient to cover product liability claims.

COMPETITION

      The commercial aircraft cabin interior products market is relatively fragmented with a number of competitors in each of the individual product categories. Due to the global nature of the commercial industry, competition in product categories comes from both U.S. and foreign manufacturers. However, as aircraft cabin interiors have become increasingly sophisticated and technically complex, airlines have demanded higher levels of engineering support and customer service than many smaller cabin interior products suppliers can provide. At the same time, airlines have recognized that cabin interior product suppliers must be able to integrate a wide range of products, including sophisticated electronic components, particularly in wide-body aircraft. We believe that the airlines' increasing demands on their suppliers will result in a consolidation of those suppliers that remain. We have participated in this consolidation through strategic acquisitions and internal growth and we intend to continue to participate in the consolidation.

      Our principal competitors for seating products are Group Zodiac S.A. and Keiper Recaro GmbH. Our primary competitors for interior systems products are Britax PLC, JAMCO, Scott Aviation and Intertechnique. Our principal competitors for Flight Structures and Engineering Services products are TIMCO, JAMCO, Britax PLC and Driessen Aircraft Interior Systems. The market for general aviation products and services is highly fragmented, consisting of numerous competitors, the largest of which is Decrane Aircraft Holdings.

MANUFACTURING AND RAW MATERIALS

      Our manufacturing operations consist of both the in-house manufacturing of component parts and sub-assemblies and the assembly of our specified and designed component parts that are purchased from outside vendors. We maintain state-of-the-art facilities, and we have an on-going strategic manufacturing improvement plan utilizing lean manufacturing processes. We expect that continuous improvement from implementation of this plan for each of our product lines will occur over the next several years and should lower production costs, cycle times and inventory requirements and at the same time improve product quality, customer response and profitability.

GOVERNMENT REGULATION

      The Federal Aviation Administration ("FAA") prescribes standards and licensing requirements for aircraft components, and licenses component repair stations within the United States. Comparable agencies regulate such matters in other countries. We hold several FAA component certificates and perform component repairs at a number of our U.S. facilities under FAA repair station licenses. We also hold an approval issued by the UK Civil Aviation Authority ("CAA") to design, manufacture, inspect and test aircraft seating products in Leighton Buzzard, England and in Kilkeel, Northern Ireland and to design, manufacture, inspect and test our flight structures and engineering services products in Dafen, Wales and the necessary approvals to design, manufacture, inspect, test and repair our interior systems products in Nieuwegein, Netherlands and to inspect, test and repair products at our service centers throughout the world.

       In March 1992, the FAA adopted Technical Standard Order C127 ("TSO C127") requiring that all seats on certain new generation commercial aircraft installed after such date be certified to meet a number of new safety requirements, including an ability to withstand a 16G force. We understand that the FAA plans to adopt in the near future additional regulations which will require that within the next five years all seats, including those on existing older commercial aircraft which are subject to the FAA's jurisdiction, will have to comply with similar seat safety requirements. We have developed 32 different seat models that meet these new seat safety regulations, have successfully completed thousands of tests to comply with TSO C127 and, based on our installed base of 16G seats, are the recognized industry leader in this area.

ENVIRONMENTAL MATTERS

      We are subject to extensive and changing federal, state and foreign laws and regulations establishing health and environmental quality standards, and may be subject to liability or penalties for violations of those standards. We are also subject to laws and regulations governing remediation of contamination at facilities that we currently or formerly owned or operated or to which we send hazardous substances or wastes for treatment, recycling or disposal. We believe that we are currently in compliance, in all material respects, with all such laws and regulations. However, we can offer no assurances that we will not be subject to future liabilities or obligations as a result of new or more stringent interpretations of existing laws and regulations. In addition, we may have liabilities or obligations in the future if we discover any environmental contamination or liability at any of our facilities.

PATENTS

      We currently hold 88 United States patents and 45 international patents, covering a variety of products. We believe that the termination, expiration or infringement of one or more of such patents would not have a material adverse effect on our company.

EMPLOYEES

      As  of  February  26,  2000,  we  had   approximately   4,500   employees.
Approximately 73% of these employees are engaged in manufacturing, 11% in engineering, research and development and 16% in sales, marketing, product support and general administration. Approximately 16% of our worldwide employees are represented by unions. We are currently in the process of completing negotiations with one of our two domestic unions which represents 7% of our employees. This contract is expected to cover a period of three or four years. The contract with the only other domestic union, which represents approximately 2% of our employees, runs through the year 2003. We consider our employee relations to be good.

ITEM 2.  PROPERTIES

      As of February 26, 2000, we had 14 principal facilities, comprising an aggregate of approximately 1.4 million square feet of space. The following table describes the principal facilities and indicates the location, function, approximate size and ownership status of each location.

                                                                                             Facility
                                                                                              Size
        Location                             Products and Function                         (Sq. Feet)    Ownership
        --------                             ---------------------                         ----------    ---------
CORPORATE

Wellington, Florida                    Corporate headquarters, marketing and sales,
                                       customer service and product support,
                                       finance, human resources, legal                       17,700      Owned

SEATING PRODUCTS

Litchfield, Connecticut                Manufacturing and warehousing, customer              147,700      Owned
                                       service and product support, research and
                                       development, finance and administration

Winston-Salem, North Carolina          Manufacturing and warehousing, customer              264,800      Owned
                                       service and product support, research and
                                       development, finance and administration

Leighton Buzzard, England              Manufacturing and warehousing, customer              114,000      Owned
                                       service and product support, finance

Kilkeel, Northern Ireland              Manufacturing and warehousing, customer               38,500      Owned
                                       service and product support, finance

INTERIOR SYSTEMS

Delray Beach, Florida                  Manufacturing and warehousing, research and           52,000       Owned
                                       development, finance and administration

Anaheim, California                    Manufacturing and warehousing, research and           98,000      Leased
                                       development, finance

Lenexa, Kansas                         Manufacturing and warehousing, customer               80,000       Owned
                                       service and product support, finance

Nieuwegein, The Netherlands            Manufacturing and warehousing, research and           39,000      Leased
                                       development, finance

GENERAL AVIATION AND VIP PRODUCTS

Ft. Lauderdale, Florida                Marketing and sales, finance and administration        7,000      Leased

Miami, Florida                         Manufacturing and warehousing, research and          106,300      Leased
                                       development, finance                                  52,400       Owned

Holbrook, New York                     Manufacturing and warehousing, research and           20,100      Leased
                                       development, finance

Fenwick, West Virginia                 Manufacturing and warehousing, research and          132,600       Owned
                                       development, customer service and product
                                       support, finance


GLOBAL CUSTOMER SERVICE AND PRODUCT SUPPORT
Various service centers in North
  America and Europe                   Upgrade, maintenance, inspection and repair         160,900      Leased


FLIGHT STRUCTURES AND ENGINEERING SERVICES

Arlington, Washington                  Manufacturing and warehousing, research and
                                       development, customer service and product
                                       support, finance and administration                 130,200      Leased

Jacksonville, Florida                  Manufacturing and warehousing, research and
                                       development, customer service and product
                                       support, finance                                     75,000       Owned

Dafen, Wales                           Manufacturing and warehousing, research and
                                       development, customer service and product
                                       support, finance                                     80,000       Owned


We believe that our facilities are suitable for their present intended purposes and adequate for our present and anticipated level of operations. We believe that our fiscal 1999 restructuring plan and fiscal 2000 product and service line rationalization, together with continued airline profitability, should result in improvement in the degree of utilization of our facilities.

ITEM 3.  LEGAL PROCEEDINGS

      We are not a party to litigation or other legal proceedings that we believe could reasonably be expected to have a material adverse effect on our company's business, financial condition and results of operations.

      In January 1998, we entered into a settlement related to a long-running dispute with the U.S. Government over export sales between 1992 and 1995 to Iran Air. The dispute centered on shipments of aircraft seats and related spare parts for five civilian aircraft operated by Iran Air. Iran Air purchased the seats in 1992 and arranged for them to be installed by a contractor in France. At the time, Iran was not the subject of a U.S. trade embargo. In connection with our sale of seats to Iran Air, we applied for and were granted a validated export license by the U.S. Department of Commerce (the "DOC"). The dispute with the U.S. Government centered on whether seats were delivered to Iran Air before the formal license was issued by the DOC, some seven months after we first applied for the license. The settlement resolved all disputes between our company and the Department of Justice as well as the DOC's Bureau of Export Enforcement. As part of the settlement, we plead guilty to a violation of the International Economic Emergency Powers Act and were placed on probation for a three-year period. In addition, we entered into a consent order with the DOC under which the DOC has agreed to suspend the imposition of a three-year export denial order on PTC Aerospace, provided no further violations of the export laws occur. The consent order issued by the DOC applies solely to PTC Aerospace ("PTC"), a unit of our Seating Products operations. PTC is located in Litchfield, Connecticut. Under the terms of the consent order, if PTC were to violate any federal export laws during the three-year period ending in January 2001, PTC, not our company, would be subject to an order denying export privileges. Under our current organization, we believe that it is unlikely that PTC would be in a position to engage in any export transactions that are not reviewed and controlled by our Seating Products operations. As part of the plea agreement that was negotiated with the Office of the United States Attorney for the District of Connecticut, we are subject to a three-year term of corporate probation that began in January 1998. The probation is unsupervised and thus we are not subject to external monitoring or other conditions that impede or affect our ability to conduct business. Under the probation, we must refrain from violating any federal laws. We have taken steps to implement a legal compliance program to prevent and detect any violations of law. We recorded a charge of $4.7 million in our fourth quarter of fiscal 1998, which ended February 28, 1998, related to fines, civil penalties and associated legal fees arising from the settlement.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the last quarter of the fiscal year covered by this Form 10-K, we did not submit any matters to a vote of security holders, through the solicitation of proxies or otherwise.

                  [Remainder of page intentionally left blank]

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Our common stock is quoted on the Nasdaq National Market under the symbol "BEAV." The following table sets forth, for the periods indicated, the range of high and low per share sales prices for the common stock as reported by Nasdaq.


                                                            High            Low

Fiscal Year Ended February 28, 1998
    First Quarter                                        $27  1/2        $19 1/2
    Second Quarter                                        37              23 5/8
    Third Quarter                                         41  1/2         27 1/8
    Fourth Quarter                                        32  1/4         20 1/2
Fiscal Year Ended February 27, 1999

    First Quarter                                         35  3/4         25 3/4
    Second Quarter                                        33  3/8         21 1/2
    Third Quarter                                         27  1/8         13
    Fourth Quarter                                        27  1/4         11 1/2
Fiscal Year Ended February 26, 2000

    First Quarter                                         21  1/8         13 1/2
    Second Quarter                                        22  1/4         16 1/2
    Third Quarter                                         18  3/16         5 3/4
    Fourth Quarter                                         9   7/8         6 3/8

      On May 1, 2000 the closing price of our common stock as reported by Nasdaq was $7 5/16 per share. As of such date, we had 1,076 shareholders of record, and we estimate that there are approximately 16,000 beneficial owners of our common stock. We have not paid any cash dividends in the past, and we have no present intention of doing so in the immediate future. Our Board of Directors intends, for the foreseeable future, to retain any earnings to reduce indebtedness and finance our future growth, but expects to review our dividend policy regularly. The Indentures pursuant to which our 9 7/8%, 8% and 9 1/2% Senior Subordinated Notes were issued and the terms of our credit facilities permit the declaration or payment of cash dividends only in certain circumstances described therein.

                  [Remainder of page intentionally left blank]

ITEM 6.  SELECTED FINANCIAL DATA
(In thousands, except per share data)

On January 24, 1996, we acquired all of the stock of Burns Aerospace Corporation. During fiscal 1999, we completed the following acquisitions: (1) On March 27, 1998, we acquired all of the stock of Aerospace Interiors; (2) on April 13, 1998, we acquired all of the stock of PBASCO; (3) on April 21, 1998, we acquired all of the stock of AMP; (4) on July 30, 1998, we acquired all of the stock of ALC; (5) on August 7, 1998, we acquired all of the stock of SMR; and (6) on September 3, 1998, we acquired all of the galley equipment business assets of CF Taylor. We sold a 51% interest in our In-Flight Entertainment business on February 25, 1999 and completed the sale of our remaining 49% equity interest on October 5, 1999. The financial data as of and for the fiscal years ended February 26, 2000, February 27, 1999, February 28, 1998, February 22, 1997 and February 24, 1996 have been derived from financial statements that have been audited by our independent auditors. The following financial information is qualified by reference to, and should be read in conjunction with, our financial statements, including notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K.

                                                                                           Year Ended
                                                        -----------------------------------------------------------------------
                                                        Feb. 26,     Feb. 27,     Feb. 28,        Feb. 22,       Feb. 24,
                                                            2000         1999         1998            1997           1996
                                                            ----         ----         ----            ----           ----
Statements of Operations Data:

Net sales...............................              $  723,349    $ 701,325     $ 487,999     $  412,379     $  232,582
Cost of sales...........................                 543,682(a)   522,875 (c)   309,094        270,557        160,031
                                                        --------     --------      --------       --------        -------
Gross profit............................                 179,667      178,450       178,905        141,822         72,551
Operating expenses:
  Selling, general and administrative...                  94,891(a)    83,648        58,622         51,734         42,000
  Research, development and engineering.                  54,004(a)    56,207        45,685         37,083         58,327(h)
  Amortization..........................                  24,076       22,498        11,265         10,607          9,499
  Transaction gain, expenses and other expenses               --       53,854 (d)     4,664(f)          --          4,170(i)
                                                        --------     --------      --------       --------       --------
Operating earnings (loss)...............                   6,696(b)   (37,757)(e)    58,669         42,398        (41,445)
Equity in losses of unconsolidated subsidiary              1,289           --            --             --             --
Interest expense, net...................                  52,921       41,696        22,765         27,167         18,636
                                                        --------     --------      --------       --------       --------
Earnings (loss) before income taxes,
 extraordinary item and cumulative effect of
 accounting change......................                 (47,514)     (79,453)       35,904         15,231        (60,081)
Income taxes ...........................                   3,283        3,900         5,386          1,522             --
                                                        ---------    --------      --------       --------       --------
Earnings (loss) before extraordinary item and
 cumulative effect of accounting change                  (50,797)     (83,353)       30,518         13,709        (60,081)
Extraordinary item......................                      --           --         8,956(g)          --             --
                                                        --------    ---------      --------       --------       --------
Earnings (loss) before cumulative effect of
 accounting change.........................              (50,797)     (83,353)       21,562         13,709        (60,081)
Cumulative effect of accounting change..                      --           --            --             --        (23,332)(h)
                                                        --------     --------      --------       --------       --------
Net earnings (loss).....................                $(50,797)(b) $(83,353)(e)  $ 21,562       $ 13,709       $(83,413)
                                                        ========     ========      ========       ========       ========
Basic earnings (loss) per share:
Earnings (loss) before extraordinary item
 and cumulative effect of change in
 accounting principle...................                $  (2.05)(b) $  (3.36)(e)  $   1.36       $    .77       $  (3.71)
Extraordinary item......................                      --           --          (.40)(g)         --             --
Cumulative effect of accounting change..                      --           --            --             --          (1.44)(h)
                                                        --------    ---------       -------       --------       --------
Net earnings (loss).....................                $  (2.05)    $  (3.36)     $    .96       $    .77       $  (5.15)
                                                        ========     ========      ========       ========       ========
Weighted average common shares..........                  24,764       24,814        22,442         17,692         16,185

Diluted earnings (loss) per share:
Earnings (loss) before extraordinary item and
 cumulative effect of change in accounting principle    $  (2.05)(b) $  (3.36)(e)  $   1.30       $    .72       $  (3.71)
Extraordinary item......................                      --           --          (.38)(g)         --             --
Cumulative effect of accounting change..                      --           --            --             --          (1.44)(h)
                                                        --------     --------      --------        --------      --------
Net earnings (loss).....................                $  (2.05)    $  (3.36)     $    .92       $    .72       $  (5.15)
                                                        ========     ========      ========       ========       ========
Weighted average common shares (diluted basis)            24,764       24,814        23,430         19,097         16,185
Balance Sheet Data (end of period):
Working capital.........................                $129,913     $143,423      $262,504       $122,174       $ 41,824
Total assets............................                 881,789      904,299       681,757        491,089        433,586
Long-term debt..........................                 618,202      583,715       349,557        225,402        273,192
Stockholders' equity....................                  64,497      115,873       196,775        165,761         44,157

                               Footnotes to Table

(a) During fiscal 2000, we announced a consolidation of our facilities and rationalization of our workforce and product offerings resulting in a charge of approximately $34,300. During fiscal 2000, our seating operations experienced manufacturing and other inefficiencies of approximately $24,000 primarily due to a misalignment of manufacturing processes with its newly implemented ERP system. We agreed to customer concessions aggregating approximately $36,100 related to our late deliveries and quality problems encountered during the period in which we suffered from inefficiencies related to new product introductions and ERP implementation problems. The above costs and charges aggregated $94,375, of which $83,673 was charged to cost of sales, $6,500 was charged to selling, general and administrative expenses and $4,202 was charged to research, development and engineering expenses.

(b) Excluding the fiscal 2000 costs and charges discussed in footnote (a) above, operating earnings, net earnings and diluted earnings per share (including adding back the $3,000 tax credit recognized in the fourth quarter) were $101,071, $40,578 and $1.62, respectively.

(c) During fiscal 1999, we implemented a restructuring plan and incurred costs associated with new product introductions, which together aggregated $87,825, and which were charged to cost of sales. Excluding such costs and charges, our gross profit and gross margin for fiscal 1999 would be $266,275 and 38%, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(d) As a result of the 1999 Acquisitions, we recorded a charge of $79,155 for the write-off of acquired in-process research and development and acquisition-related expenses. We also sold a 51% interest in our In-Flight Entertainment business ("IFE Sale"), as a result of which we recorded a gain of $25,301. Transaction gain, expenses and other expenses for the year ended February 27, 1999 consist of the in-process research and development and other acquisition expenses, offset by the gain attributable to the IFE Sale.

(e) Excluding the non-operational impact of the fiscal 1999 matters described above, operating earnings, net earnings and diluted earnings per share (based upon a 17% tax rate) were $103,922, $50,817 and $2.03, respectively.

(f)    In  fiscal  1998,  we  resolved  a  long-running  dispute  with  the U.S.
       Government over export sales between 1992 and 1995 to Iran Air. We recorded a charge of $4,664 in fiscal 1998 related to fines, civil penalties and associated legal fees arising from the settlement. See "Legal Proceedings."

(g) We incurred an extraordinary charge of $8,956 during fiscal 1998 for unamortized debt issue costs, tender and redemption premiums and fees and expenses related to the repurchase of our 9 3/4% Senior Notes.

(h) In fiscal 1996, we changed our method of accounting relating to the capitalization of pre-contract engineering costs that were previously included as a component of inventories and amortized to earnings as the product was shipped. Effective February 24, 1995, we have charged such costs to research, development and engineering and expensed as incurred and, as a result, periods prior to fiscal 1996 are not comparable. In connection with such change in accounting, we recorded a charge to earnings of $23,332.

(i) In fiscal 1996, in conjunction with our rationalization of our seating business and as a result of the Burns acquisition, we recorded a charge to earnings of $4,170 related to costs associated with the integration and consolidation of our European seating operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       Our company is the world's largest manufacturer of commercial and general aviation aircraft cabin interior products, serving virtually all major airlines and a wide variety of general aviation customers and airframe manufacturers. We believe that we have achieved leading global market positions in each of our major product categories, which include aircraft seats, food and beverage preparation and storage equipment, galley and other interior structures, oxygen delivery systems and lighting systems. In addition, we provide design, integration, installation and certification services, offering our customers in-house capabilities to design, project manage, integrate, test and certify reconfigurations and modifications for commercial aircraft cabin interiors and to manufacture related products, including engineering kits and interface components. We also provide upgrade, maintenance and repair services for our airline customers around the world.

       Our revenues are generally derived from two primary sources: refurbishment or upgrade programs for the existing worldwide fleets of commercial and general aviation aircraft and new aircraft deliveries. We believe our large installed base of products, estimated to be approximately $6 billion as of February 26, 2000 (valued at replacement prices), gives us a significant advantage over our competitors in obtaining orders for refurbishment programs, principally due to the tendency of the airlines to purchase equipment for such programs from the original supplier.

       Between 1989 and February 2000, we acquired fifteen companies and integrated the acquisitions by eliminating 17 operating facilities, rationalizing our product lines and consolidating personnel at the acquired businesses, resulting in headcount reductions of over 3,000 employees. The worldwide rationalization of facilities, headcounts and product lines will continue to aid us in several ways. It will strengthen the global business management focus on our core product categories, achieve a more effective leveraging of our resources and improve our ability to rapidly react to changing business conditions. In conjunction with these efforts, we have also implemented a company-wide information technology system, a company-wide engineering system and initiated lean manufacturing in our remaining facilities. Common management information and engineering systems, lean manufacturing processes across all operations, coupled with a rationalized product offering are expected to provide the company with the ongoing benefit of a generally lower cost structure, and expanding gross and operating margins. The aggregate cost of the fifteen acquisitions completed since 1989, including integration, product line rationalization, restructuring and related costs was approximately $860 million. We sold a 51% interest in our In-Flight Entertainment ("IFE") business in fiscal 1999 and completed the sale of our remaining 49% equity interest in fiscal 2000.

       Since early 1994, the airlines have experienced a significant turnaround in operating results, with the domestic airline industry achieving record operating earnings during calendar years 1995 though 1998. Airline company balance sheets have been substantially strengthened and their liquidity enhanced as a result of this record profitability, debt and equity financings and a closely managed fleet expansion. Recent increases in fuel prices have not had a material impact on the profitability of the airline industry to-date. However, should fuel prices continue at or above the current level for a prolonged period, the airline industry's profitability may be impacted and discretionary airline spending will be more closely monitored or even reduced.

       During the latter part of fiscal 1999 and throughout fiscal 2000, our seating operations have negatively impacted our operating results. The operating inefficiencies resulted in delayed deliveries to customers, increased re-work of seating products, claims for warranty, penalties, out of sequence charges, substantial increases in air freight and other expedite-related costs. Late customer deliveries have resulted in certain airlines diverting seating programs to other manufacturers and the deferrals of other seating programs. We believe we have now resolved the problems we encountered in our seating operations.

       Our business strategy is to maintain our market leadership position through various initiatives, including new product development. In fiscal 2000, research, development and engineering expenses totaled $54,004, or 7.5% of net sales, versus 8.0% of net sales in fiscal 1999.

       The following discussion and analysis addresses the results of our operations for the year ended February 26, 2000, as compared to our results of operations for the year ended February 27, 1999. The discussion and analysis then addresses the results of our operations for the year ended February 27, 1999 as compared to our results of operations for the year ended February 28, 1998. The discussion and analysis then addresses our liquidity, financial condition and other matters. All dollar amounts are presented in thousands of dollars, except per share amounts.

YEAR ENDED FEBRUARY 26, 2000 COMPARED WITH YEAR ENDED FEBRUARY 27, 1999

       Net sales for fiscal 2000 were $723,349, an increase of approximately $22,024, or 3.1% over the prior year. Organic revenue growth, exclusive of IFE, in fiscal 2000 and fiscal 1999 was approximately 5.6% and 13.7%, respectively, whereas revenue growth on a pro forma basis for fiscal 2000 and 1999, giving effect to the 1999 Acquisitions and excluding IFE for both periods, was approximately 4.1% and 15.5%, respectively. Of our backlog of approximately $470,000 as of February 26, 2000, approximately $279,000 is deliverable by the end of fiscal 2001. Our backlog at February 27, 1999 aggregated approximately $640,000.

       Gross profit for fiscal 2000 was $179,667. Gross profit for fiscal 2000 before the special costs and charges described below was $263,340 (36.4% of net sales). This was 1% less than the prior year of $266,275 (calculated on a comparable basis), which represented 38.0% of net sales. The decrease in gross profit before special costs and charges is primarily attributable to the mix of product sales during the year.

       During the latter part of fiscal 1999 and throughout fiscal 2000, our operating results were negatively impacted by our seating operations. These operating problems resulted in delayed deliveries to customers, increased re-work of seating products, claims for warranty, penalties, out of sequence charges, substantial increases in air freight and other expedite-related costs. Late customer deliveries resulted in certain airlines diverting seating programs to other manufacturers and the deferral of other seating programs. We believe we have now resolved the operating problems in our seating business.

       During fiscal 2000, we incurred $36,076 of costs in our seating operations associated with claims for penalties, out of sequence charges, warranties and substantial increases in air freight and other expedite-related costs. In addition, we incurred approximately $24,000 of manufacturing and engineering inefficiencies, of which $16,300 has been included as a component of cost of sales, $3,700 has been included as a component of selling, general and administrative expenses and $4,000 has been included as a component of research, development and engineering expenses. Also, during fiscal 2000, we completed a review of our businesses and decided to discontinue certain product and service offerings. This product line rationalization will reduce the number of facilities by two and is expected to result in a headcount reduction of approximately 700. The total cost of this product and service line rationalization was $34,299. Approximately $31,297 of the rationalization costs are included in cost of sales, with the balance of $3,002 charged to operating expenses.

       The aggregate impact of these operating inefficiencies, penalties, and product line rationalization costs was to increase cost of sales and operating expenses by $94,375 during fiscal 2000. Future margin expansion will largely depend upon the success of our seating business in four areas: achieving planned efficiencies for recently-introduced products, optimizing manufacturing processes with the new management information system, successfully implementing lean manufacturing techniques and rationalizing facilities and personnel. While our manufacturing productivity and efficiency has improved recently, there can be no assurance that the rate of these improvements will continue.

       Selling, general and administrative expenses were $94,891 (13.1% of net sales) for fiscal 2000, which was $11,243, or 13%, greater than the comparable period in the prior year of $83,648 (11.9% of net sales). Severance and other facility consolidation costs associated with the charges described above, together with increased operating expenses at our seating products operations and increased management information system training costs and related expenses were the principal reasons for the increase.

       Research, development and engineering expenses were $54,004 (7.5% of net sales) during fiscal 2000, a decrease of $2,203 over the prior year.

       Amortization expense for fiscal 2000 of $24,076 was $1,578 greater than the amount recorded in the prior year, and is due to the 1999 Acquisitions.

       Based on management's assumptions, a portion of the purchase price for the 1999 Acquisitions was allocated to purchased in-process research and development that had not reached technological feasibility and had no future alternative use. During fiscal 1999, we recorded a charge of $79,155 for the write-off of acquired in-process research and development and other acquisition-related expenses.

       We generated operating earnings of $6,696 (0.9% of net sales) during fiscal 2000, as compared to an operating loss of $(37,757) in the prior year.

       Equity in losses of unconsolidated subsidiary of $1,289 represents our share of the losses generated by Sextant In-Flight Systems through October 5, 1999, at which time we sold our remaining 49% interest.

       Interest expense, net was $52,921 during fiscal 2000, or $11,225 greater than interest expense of $41,696 for the prior year, and is due to the increase in our long-term debt used, in part, to finance the 1999 Acquisitions.

       The loss before income taxes in the current year was $(47,514) (which includes $94,375 of costs and charges primarily related to our Seating Products operations) as compared to the loss before income taxes in the prior year of $(79,453) (which includes restructuring and new product introduction costs of $87,825, acquisition-related expenses of $79,155 and the transaction gain of $25,301). Earnings before income taxes excluding the above-mentioned costs and expenses were $46,861 for fiscal 2000 compared to $62,226 in the prior year. Income tax expense for fiscal 2000 was $3,283 as compared to $3,900 in the prior year.

       The net loss for fiscal 2000 was $(50,797), or $(2.05) per share (basic and diluted), as compared to a net loss of $(83,353), or $(3.36) per share (basic and diluted), in fiscal 1999.

YEAR ENDED FEBRUARY 27, 1999 COMPARED TO YEAR ENDED FEBRUARY 28, 1998

       Net sales for fiscal 1999 were $701,325, an increase of approximately $213,326, or 44% over the prior year. Organic revenue growth during fiscal 1999 was approximately 10.6%; organic revenue growth, exclusive of IFE in both fiscal 1999 and fiscal 1998 was approximately 13.7%, whereas revenue growth on a pro forma basis for both fiscal 1999 and 1998 giving effect to the 1999 Acquisitions and excluding IFE for both periods was approximately 15.5%. The second half of fiscal 1999 reflected substantially greater internal growth than the first half of the year, primarily driven by our Seating Products operations.

       Gross profit for fiscal 1999 before the special costs and charges described above was $266,275 (38.0% of net sales). This was $87,370, or 49%, greater than the comparable period in the prior year of $178,905, which represented 36.7% of net sales. The primary reasons for the improvement in gross margins include: (1) a company-wide re-engineering program that has resulted in higher employee productivity and better manufacturing efficiency, (2) higher unit volumes and (3) improvement in product mix. As described above, during fiscal 1999 we commenced a restructuring plan designed to lower our cost structure and improve our long-term competitive position. The cost of the restructuring, along with costs associated with new product introductions, was $87,825. We recorded such amount as an increase in cost of sales during fiscal 1999; reflecting such costs and charges, gross profit for the year was $178,450 or 25.4% of net sales.

       Selling, general and administrative expenses were $83,648 (11.9% of net sales) for fiscal 1999, which was $25,026, or 43%, greater than the comparable period in the prior year of $58,622 (12.0% of net sales). The increase in selling, general and administrative expenses was primarily due to the 1999 Acquisitions along with increases associated with internal growth.

       Research, development and engineering expenses were $56,207 (8.0% of net sales) during fiscal 1999, an increase of $10,522 over the prior year. The increase in research, development and engineering expense is primarily attributable to ongoing new product development activities and the 1999 Acquisitions.

       Amortization expense for fiscal 1999 of $22,498 was $11,233 greater than the amount recorded in the prior year and is due to the 1999 Acquisitions.

       Based on management's assumptions, a portion of the purchase price for the 1999 Acquisitions was allocated to purchased in-process research and development that had not reached technological feasibility and had no future alternative use. During fiscal 1999, we recorded a charge of $79,155 for the write-off of acquired in-process research and development and other acquisition-related expenses. Such amount has been presented as a component of transaction gain, expenses and other expense in the accompanying financial statements. Management estimates that the research and development cost to complete the in-process research and development related to projects will aggregate approximately $11,000, which will be incurred over a five-year period.

       In February 1999, we sold a 51% interest in IFE to Sextant for an initial cash purchase price of $62,000. The final purchase price will be determined on the basis of the operating results for the joint venture over its initial two years of operations and could range from $47,000 to $87,000; accordingly, $15,000 of the proceeds were deferred as of February 25, 1999, and are included in other liabilities in the accompanying financial statements as of February 27, 1999. We recorded a gain on this transaction of approximately $25,301, which has been reflected as a component of transaction gain, expenses and other expense in the accompanying financial statements.

       We incurred an operating loss of $(37,757) (which includes restructuring and new product introduction costs of $87,825, acquisition-related expenses of $79,155 and the transaction gain of $25,301) during fiscal 1999, as compared to operating earnings of $58,669 in the prior year. Operating earnings during fiscal 1999 excluding such costs, expenses and the transaction gain were $103,922, or 14.8% of net sales.

       Interest expense, net was $41,696 during fiscal 1999, or $18,931 greater than interest expense of $22,765 for the prior year, and is due to the increase in our long-term debt incurred in connection with the 1999 Acquisitions.

       The loss before income taxes in the current year was $(79,453) (which includes restructuring and new product introduction costs of $87,825, acquisition-related expenses of $79,155 and the transaction gain of $25,301) as compared to earnings before income taxes of $35,904 in the prior year. Earnings before income taxes excluding the above-mentioned costs and expenses were $62,226. Income tax expense for fiscal 1999 was $3,900 as compared to $5,386 in the prior year.

       The loss before extraordinary items for fiscal 1999 was $(83,353), or $(3.36) per share (basic and diluted), as compared to earnings before extraordinary items of $30,518, or $1.30 per share (diluted), for the comparable period in the prior year.

       We incurred an extraordinary loss of $8,956 during fiscal 1998 for unamortized debt issue costs, tender and redemption premiums and costs and expenses associated with the repurchase of our 9 3/4% Notes.

       The net loss for fiscal 1999 was $(83,353), or $(3.36) per share (basic and diluted), as compared to net earnings of $21,562, or $0.92 per share (diluted), in fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES

       Our liquidity requirements consist of working capital needs, ongoing capital expenditures and scheduled payments of interest and principal on indebtedness. Our primary requirements for working capital have been directly related to increased inventory levels as a result of revenue growth. Our working capital was $129,913 as of February 26, 2000, as compared to $143,423 as of February 27, 1999.

       At February 26, 2000, cash and cash equivalents were $37,363, as compared to $39,500 at February 27, 1999. Cash provided from operating activities was $16,886 for fiscal 2000. The primary source of cash during fiscal 1999 was non-cash charges for depreciation and amortization of $42,237, a decrease in accounts receivable of $36,448 and an increase in payables, accruals and current taxes of $4,756, offset by a use of cash of $18,910 related to increases in inventories and other current assets.

       Our capital expenditures were $33,169 and $37,465 during fiscal 2000 and 1999, respectively. Our capital expenditure spending over the past two years was primarily attributable to:

o     acquisitions completed during fiscal 1999,
o     the purchase of previously leased facilities,
o the development of a new management information system to replace our existing systems, many of which were inherited in acquisitions and
o     expenditures for plant modernization.

       We anticipate on-going annual capital expenditures of approximately $23,000 for the next several years.

       We have credit facilities with The Chase Manhattan Bank (the "Bank Credit Facility"). The Bank Credit Facility consists of a $100,000 revolving credit facility (of which $50,000 may be utilized for acquisitions) and an acquisition facility of $33,300. The revolving credit facility expires in April 2004 and the acquisition facility is amortizable over five years beginning in August 1999. The Bank Credit Facility is collateralized by our accounts receivable, inventories and by substantially all of our other personal property. Indebtedness under the existing Bank Credit Facility consisted of revolving credit facility outstanding borrowings of $39,000 (bearing interest at LIBOR plus 1.75%, or approximately 7.8%), letters of credit aggregating approximately $2,319 and outstanding borrowings under the acquisition facility aggregating $33,300 (bearing interest at LIBOR plus 1.5%, or approximately 7.9%) as of February 26, 2000. The Bank Credit Facility was amended on December 21, 1999 and contains customary affirmative covenants, negative covenants and conditions of borrowing, all of which were met as of February 26, 2000.

       In January 1996, we sold $100,000 of 9 7/8% Senior Subordinated Notes (the "9 7/8% Notes"). In February 1998, we sold $250,000 of 8% Senior
Subordinated Notes (the "8% Notes"). In conjunction with the sale of the 8% Notes, we initiated a tender offer for the $125,000 of 9 3/4% Senior Notes due 2003 (the "9 3/4% Notes"). The net proceeds from the sale of the 8% Notes of approximately $240,419 were used:

o for the tender offer (which expired on February 25, 1998) in which approximately $101,800 of the 9 3/4% Notes were retired,
o     to call the remaining 9 3/4% Notes on March 16, 1998 and
o together with the proceeds from the Bank Credit Facility, to partially fund the 1999 Acquisitions.

       We incurred an extraordinary charge of $8,956 for unamortized debt issue costs, tender and redemption premiums and fees and expenses related to the repurchase of the 9 3/4% Notes. In November 1998, we sold $200,000 of 9 1/2% Senior Subordinated Notes (the "9 1/2% Notes"). The net proceeds from the offering of approximately $194,100 were used to settle our obligations related to the SMR acquisition and to repay a portion of our bank borrowings.

       Long-term debt consists principally of the Bank Credit Facility, 9 7/8% Notes, 8% Notes and 9 1/2% Notes. The 9 7/8% Notes, 8% Notes and 9 1/2% Notes mature on February 1, 2006, March 1, 2008 and November 1, 2008, respectively. The 9 7/8% Notes, 8% Notes and 9 1/2% Notes contain restrictive covenants, including limitations on future indebtedness, restricted payments, transactions with affiliates, liens, dividends, mergers and transfers of assets, all of which were met by us as of February 26, 2000.

       We believe that the cash flow from operations and availability under the Bank Credit Facility will provide adequate funds for our working capital needs, planned capital expenditures and debt service requirements through the term of the Bank Credit Facility. We believe that we will be able to refinance the Bank Credit Facility prior to its termination, although there can be no assurance that we will be able to do so. Our ability to fund our operations, make planned capital expenditures, make scheduled payments and refinance our indebtedness depends on our future operating performance and cash flow, which, in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control.

DEFERRED TAX ASSETS

       We have established a valuation allowance related to the utilization of our deferred tax assets because of uncertainties that preclude us from determining that it is more likely than not that we will be able to generate taxable income to realize such asset during the federal operating loss carryforward period, which begins to expire in 2012. Such uncertainties include cumulative losses incurred by us during both of the past two years, the highly cyclical nature of the industry in which we operate, economic conditions in Asia that are impacting the airframe manufacturers and the airlines, our high degree of financial leverage, risks associated with new product introductions, recent increases in the costs of fuel and its impact on our airline customers, remediation of our Seating Products operating problems and risks associated with the integration of our acquired businesses. We monitor these uncertainties as well as other positive and negative factors that may arise in the future, as we assess the necessity for a valuation allowance for our deferred tax assets.

YEAR 2000 COSTS

       We have successfully addressed the year 2000 ("Y2K") problem. Our achievement was accomplished through focus and execution in the following areas:

o     Assessment
o     Remediation and Testing
o     Program to Assess and Monitor Progress of Third Parties

       A Y2K compliant Enterprise Resource Planning ("ERP") application was implemented in nine of our facilities, including our largest operating facilities. We also upgraded our remaining sites' ERP applications to Y2K certified releases, as well as shop floor microchip enhanced equipment. In all cases at every facility there were no material issues resulting from Y2K.

       We also contacted all vendors and compiled an electronic file of correspondence tracking and measuring vendor Y2K compliance capabilities. There have been no material Y2K related issues related to delivery of product from our vendors.

       We ensured our communications infrastructure including, but not limited to, hubs, routers, personal computers, desktop software, frame relay, PBX's, T1's, vendors and servers, were Y2K ready. No interruption of business resulted from Y2K issues.

       We checked and replaced all potential problems with our facilities' environmental items such as HVAC, elevators and security systems. There have been no facility issues related to Y2K issues.

       Through February 26, 2000, we incurred approximately $39,179 associated with the implementation of our ERP system. A portion of these costs have been capitalized to the extent permitted under accounting principles generally accepted in the United States of America. We do not expect future costs related to the year 2000 to be material. We will continue to monitor our critical computer applications throughout the year 2000 to ensure that any latent year 2000 matters that may arise are promptly addressed.

NEW ACCOUNTING PRONOUNCEMENT

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, which we are required to adopt effective in our fiscal year 2002. SFAS No. 133, as amended, will require us to record all derivatives on the balance sheet at fair value. We do not currently engage in hedging activities and will continue to evaluate the effect of adopting SFAS No. 133. We will adopt SFAS No. 133 in our fiscal year 2002.

RISK FACTORS

INDUSTRY CONDITIONS

      Our principal customers are the world's commercial airlines. As a result, our business is directly dependent upon the conditions in the highly cyclical and competitive commercial airline industry. In the late 1980s and early 1990s, the world airline industry suffered a severe downturn, which resulted in record losses and several air carriers seeking protection under bankruptcy laws. As a consequence, during such period, airlines sought to conserve cash by reducing or deferring scheduled cabin interior refurbishment and upgrade programs and delaying purchases of new aircraft. This led to a significant contraction in the commercial aircraft cabin interior products industry and a decline in our business and profitability. Since early 1994, the airlines have experienced a turnaround in operating results, leading the domestic airline industry to record operating earnings during calendar years 1995 through 1998. This financial turnaround was, in part, driven by record load factors, rising fare prices and declining fuel costs. Airline company balance sheets have been substantially strengthened and their liquidity enhanced as a result of their record profitability, debt and equity financings and a closely managed fleet expansion. Recent increases in fuel prices have not had a material impact on the airline industry to-date. However, should fuel prices continue at or above the current level for a prolonged period, we would expect to see the airline industry's profitability will be impacted and discretionary airline spending may be more closely monitored or even reduced.

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

      Recently, turbulence in the financial and currency markets of many Asian countries has led to uncertainty with respect to the economic outlook for these countries. Of our $470,000 of backlog at February 26, 2000, approximately $279,000 is deliverable by the end of fiscal 2001. Of the total backlog at February 26, 2000, we had approximately $58,000 with Asian carriers. Of such Asian carrier backlog, approximately $17,000 is with Japan Airlines, Singapore Airlines and Cathay Pacific. Although not all carriers have been affected by the current economic events in the Pacific Rim, certain carriers, including non-Asian carriers that have substantial Asian routes, could cancel or defer their existing orders. In addition, in December 1998, Boeing announced that in light of the continued economic conditions in Asia, it would be reducing production of a number of aircraft types, including particularly wide-body aircraft that require almost four times the dollar content for our products as compared to narrow-body aircraft.

SEATING PRODUCTS OPERATIONS

      During the latter part of fiscal 1999 and throughout fiscal 2000, our seating operations negatively impacted operating results. The operating inefficiencies resulted in delayed deliveries to customers, increased re-work of seating products, claims for warranty, penalties, out of sequence charges, substantial increases in air freight and other expedite-related costs. Late customer deliveries have resulted in certain airlines diverting seating programs to other manufacturers and the deferrals of other seating programs.

      The aggregate impact of these operating inefficiencies, penalties, and product line rationalization costs was to increase cost of sales and operating expenses by $94,375 during fiscal 2000. We believe we have addressed the problems we identified through a number of current initiatives. Future margin expansion will largely depend on the success of our seating business in four areas:

o     achieving planned efficiencies for recently-introduced  products,
o optimizing manufacturing processes with the new management information system,
o     successfully  implementing  lean  manufacturing  techniques and
o     rationalizing facilities and personnel.

      While our manufacturing productivity and efficiencies have improved recently, there can be no assurance that the rate of these improvements will continue or that we will not discover other inefficiencies in our seating operations.

SIGNIFICANT INDEBTEDNESS AND INTEREST PAYMENT OBLIGATIONS

      We have substantial indebtedness and, as a result, significant debt service obligations. As of February 26, 2000, indebtedness outstanding was $621,925 and represented 90% of total capitalization.

      The degree of our leverage could have important consequences to purchasers or holders of our common stock, including:

o limiting our ability to obtain additional financing to fund our growth strategy, working capital, capital expenditures, debt service requirements or other purposes,

o limiting our ability to use operating cash flow in other areas of our business because we must dedicate a substantial portion of these funds to make principal payments and fund debt service,

o increasing our vulnerability to adverse economic and industry conditions and

o increasing our vulnerability to interest rate increases because borrowings under our Bank Credit Facility are at variable interest rates.

      Our ability to pay interest on the notes and to satisfy our other debt obligations will depend upon, among other things, our future operating performance and our ability to refinance indebtedness when necessary. Each of these factors is to a large extent dependent on economic, financial, competitive and other factors, beyond our control. If, in the future, we cannot generate sufficient cash from operations to make scheduled payments on the notes or to meet our other obligations, we will need to refinance, obtain additional financing or sell assets. We cannot assure you that our business will generate cash flow, or that we will be able to obtain funding, sufficient to satisfy our debt service requirements.

RESTRICTIONS IN DEBT AGREEMENTS ON OUR OPERATIONS

      The operating and financial restrictions and covenants in our existing debt agreements, including our Bank Credit Facility, the indentures governing the 9 7/8% Notes, the 8% Notes, the 9 1/2% Notes and any future financing agreements may adversely affect our ability to finance future operations or capital needs or to engage in other business activities. A breach of any of these restrictions or covenants could cause a default under the bank credit facilities and the notes. A significant portion of our indebtedness then may become immediately due and payable. We are not certain whether we would have, or be able to obtain, sufficient funds to make these accelerated payments, including payments on the notes.

NEW PRODUCT INTRODUCTIONS AND TECHNOLOGICAL CHANGE

      Airlines currently are taking delivery of a new generation of aircraft and demanding increasingly sophisticated cabin interior products. As a result, the cabin interior configurations of commercial aircraft are becoming more complex and will require more technologically advanced and integrated products. Our future success may depend to some extent on our ability to continue to develop, profitably manufacture and deliver, on a timely basis, other technologically advanced, reliable high-quality products, which can be readily integrated into complex cabin interior configurations. See "Business-Products and Services."

COMPETITION

      We compete with a number of established companies that have significantly greater financial, technological and marketing resources than we do. Although we have achieved a significant share of the market for a number of our commercial airline cabin interior products, there can be no assurance that we will be able to maintain this market share. Our ability to maintain our market share will depend on our ability to remain the supplier of retrofit and refurbishment products and spare parts on the commercial fleets on which our products are currently in service. It will also depend on our success in causing our products to be selected for installation in new aircraft, including next-generation aircraft, expected to be purchased by the airlines over the next decade, and in avoiding product obsolescence.

GENERAL AVIATION ACQUISITIONS; ABILITY TO INTEGRATE ACQUIRED BUSINESSES; ADDITIONAL CAPITAL REQUIREMENTS

      Between 1989 and January 1996, we acquired nine companies. During fiscal 1999, we acquired six additional companies. See "Business-Introduction." Through several of these recent acquisitions, we have expanded our activities from the commercial to the general aviation market. There can be no assurance that we will be successful in entering the general aviation market. We intend to consider future strategic acquisitions in the commercial airline and general aviation cabin interior industries, some of which could be material to us. We are in discussions from time to time with one or more third parties regarding possible acquisitions. As of the date of this Form 10-K, we have no agreement or understanding on any acquisition. Our ability to continue to achieve our goals will depend upon our ability to integrate effectively the recent and any future acquisitions and to achieve cost efficiencies. Although we have been successful in the past in doing so, we may not continue to be successful. See "Business-Competitive Strengths."

      We have recorded $459,175 of intangible assets in connection with these acquisitions, with a net book value of $364,483 as of February 26, 2000. These intangible assets are being amortized on a straight-line basis over their estimated useful lives. However, at each balance sheet date, we assess whether there has been a permanent impairment in the value of intangible assets. If the carrying value of the intangible assets exceeds the estimated undiscounted future cash flows from operating activities of the related business, a permanent impairment is deemed to have occurred. In this event, intangible assets are written down accordingly. While as of February 26, 2000, we have not determined that an impairment exists, we could in the future determine that such an impairment is appropriate in connection with intangible assets recorded in connection with these acquired businesses.

      Depending upon, among other things, the acquisition opportunities available, we may need to raise additional funds. We may seek additional funds through public offerings or private placements of debt or equity securities or bank loans. In the absence of such financing, our ability to make future acquisitions in accordance with our business strategy, to absorb adverse operating results, to fund capital expenditures or to respond to changing business and economic conditions may be adversely affected. All of these factors may have a material adverse effect on our business, results of operations and financial condition.

REGULATION

      The Federal Aviation Administration (the "FAA") prescribes standards and licensing requirements for aircraft components, including virtually all commercial airline and general aviation cabin interior products, and licenses component repair stations within the United States. Comparable agencies regulate these matters in other countries. If we fail to obtain a required license for one of our products or services or lose a license previously granted, the sale of such product or service would be prohibited by law until such license is obtained or renewed. In addition, designing new products to meet existing FAA requirements and retrofitting installed products to comply with new FAA requirements can be both expensive and time-consuming. See "Business-Government Regulation."

RISKS INHERENT IN INTERNATIONAL OPERATIONS

      Our foreign operations accounted for 29% of net sales for fiscal 2000, compared with 27% of net sales for fiscal 1999 and 25% for fiscal 1998. In addition, we have direct investments in a number of subsidiaries in foreign countries (primarily in Europe). Fluctuations in the value of foreign currencies affect the dollar value of our net investment in foreign subsidiaries, with these fluctuations being included in a separate component of stockholders' equity. Operating results of foreign subsidiaries are translated into U.S. dollars at average monthly exchange rates. We reported a cumulative foreign currency translation amount in stockholders' equity of $(10,560) at February 26, 2000, compared with $(6,105) at February 27, 1999 as a result of foreign currency adjustments. There can be no assurance that we will not incur additional adjustments in future periods. In addition, the U.S. dollar value of transactions based in foreign currency (collections on foreign sales or payments for foreign purchases) also fluctuates with exchange rates. Historically, foreign currency risk has not been material because a substantial majority of our sales have been denominated in the currency of the country of product origin and no repatriation of earnings has occurred (or is anticipated). However, there can be no assurance that a substantial majority of sales will continue to be denominated in the currency of the country of product origin or as to the impact of changes in the value of the United States dollar or other currencies. The largest foreign currency exposure results from activity in British pounds and Dutch guilders.

      We have not hedged net foreign investments in the past, although we may engage in hedging transactions in the future to manage or reduce our exchange risk. There can be no assurance that our attempts to manage our foreign currency exchange risk will be successful.

      Our foreign operations could also be subject to unexpected changes in regulatory requirements, tariffs and other market barriers and political and economic instability in the countries where we operate. There can be no assurance as to the impact of any such events that may occur in the future. See "Risk Factors-Regulation."

RISKS ASSOCIATED WITH THE CONVERSION BY CERTAIN EU MEMBER STATES TO THE "EURO"

      We may be exposed to certain risks as a result of the conversion by certain European Union ("EU") member states of their respective currencies to the "Euro" as legal currency beginning on January 1, 1999. The conversion rates between such member states' currencies and the Euro will be fixed by the Council of the European Union. Risks related to the conversion to the Euro could include, among other things:

o     effects on pricing due to increased  cross-border price transparency,
o costs of modifying information systems, including both software and hardware,
o     costs of relying on third parties whose systems also require modification
o changes in the conduct of business and in the principal markets for our products and services and
o     changes in currency exchange rate risk.

      We have analyzed whether the conversion to the Euro will materially affect our business operations. While we are uncertain as to the impact of the conversion, we do not expect costs in connection with the Euro conversion to be material. However, the actual effects of the conversion cannot be known until the conversion to the Euro has taken place and there can be no assurance that the actual effects of the conversion could not have a material adverse effect on our business, results of operations and financial condition.

ENVIRONMENTAL MATTERS

      We are subject to extensive and changing federal, state and foreign laws and regulations establishing health and environmental quality standards, and may be subject to liability or penalties for violations of those standards. We are also subject to laws and regulations governing remediation of contamination at facilities currently or formerly owned or operated by us to which we have sent hazardous substances or wastes for treatment, recycling or disposal. We believe that we are currently in compliance, in all material respects, with all such laws and regulations. We may, however, be subject to future liabilities or obligations as a result of new or more stringent interpretations of existing laws and regulations. In addition, we may have liabilities or obligations in the future if we discover any environmental contamination or liability at any of our facilities.

Forward-Looking Statements

      This Form 10-K includes forward-looking statements based on our current expectations, assumptions, estimates and projections about our company and our industry. These forward-looking statements involve risks and uncertainties. Our
actual   experience  may  differ   materially  from  that  anticipated  in  such
statements. Factors that might cause such a difference include, but are not limited to, those discussed in "Risk Factors," as well as future events that may have the effect of reducing our available operating income and cash balances, such as:
o      unexpected operating losses,
o      the impact of rising fuel prices on our airline  customers,
o delays in, or unexpected costs associated with, the integration of our acquired businesses,
o      conditions in the airline industry,
o      problems meeting customer delivery requirements,
o      new or expected refurbishments,
o      capital expenditures,
o      cash expenditures related to possible future  acquisitions,
o      further remediation of our Seating Products operating problems,
o labor disputes involving us, our significant customers or airframe manufacturers,
o      the possibility of a write-down of intangible assets,
o      delays or inefficiencies in the introduction of new products or
o      fluctuations in currency exchange rates.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We  are  exposed  to  a  variety  of  risks,  including  foreign  currency
fluctuations   and  changes  in  interest  rates   affecting  the  cost  of  our
variable-rate debt.

      FOREIGN CURRENCY - We have direct operations in Europe that receive revenues from customers in various currencies and purchase raw materials and component parts from foreign vendors in various currencies. Accordingly, we are exposed to transaction gains and losses that could result from changes in foreign currency exchange rates relative to the U.S. dollar. The largest foreign currency exposure results from activity in British pounds and Dutch guilders.

      From time to time, the Company and its foreign subsidiaries may enter into foreign currency exchange contracts to manage risk on transactions conducted in foreign currencies. At February 26, 2000, we had no outstanding forward currency exchange contracts. We did not enter into any other derivative financial instruments.

      Directly and through our subsidiaries, we sell to various customers in the European Union which adopted the Euro as their legal currency beginning on January 1, 1999. The Euro is already used for some financial transactions and expected to enter general circulation after a three-year transition period ending January 1, 2002. Our information systems are capable of processing transactions in Euros. We do not expect costs in connection with the Euro conversion to be material.

      INTEREST RATES - At February 26, 2000, we had adjustable rate debt of $72,423 and fixed rate debt of $549,502. The weighted average interest rate for the adjustable and fixed rate debt was approximately 7.85% and 8.89%, respectively, at February 26, 2000. If interest rates were to increase by 10% above current rates, the estimated impact on our financial statements would be to reduce pretax income by approximately $569. We do not engage in transactions intended to hedge our exposure to changes in interest rates.

      As of February 26, 2000, we maintained a portfolio of securities consisting mainly of taxable, interest-bearing deposits with weighted average maturities of less than three months. If short-term interest rates were to increase or decrease by 10%, we estimate interest income would increase or decrease by approximately $215.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The information required by this section is set forth beginning from page F-1 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The following table sets forth information regarding our directors and executive officers as of May 1, 2000. Officers of our company are elected annually by the Board of Directors.

Title                                        Age    Position
Amin J. Khoury......................         61     Chairman of the Board

Robert J. Khoury....................         58     Vice Chairman of the Board, Chief Executive Officer and Director

Thomas P. McCaffrey.................         46     Corporate Senior Vice President of Administration, Chief Financial Officer
                                                     and Assistant Secretary

Edmund J. Moriarty..................         56     Corporate Vice President-Law, General Counsel and Secretary

Jeffrey P. Holtzman.................         44     Vice President-Finance, Treasurer and Assistant Secretary

Stephen R. Swisher..................         41     Vice President and Controller

Marco C. Lanza......................         43     Executive Vice President and General Manager, General Aviation/VIP Products
                                                     and Flight Structures and Engineering Services

Michael B.  Baughan.................         41     Group Vice President and General Manager, Seating Products

Roman G. Ptakowski..................         51     Group Vice President and General Manager, Interior Systems

Scott A. Smith......................         45     Group Vice President and General Manager, Global Customer Service and Product
                                                      Support and Marketing and Sales

Jim C. Cowart.......................         48     Director*

Richard G. Hamermesh................         52     Director*

Brian H. Rowe.......................         68     Director**

Hansjoerg Wyss......................         64     Director**
--------

*      Member, Audit Committee

**     Member, Stock Option and Compensation Committee

       Our Restated Certificate of Incorporation provides that the Board of Directors is to be divided into three classes, each nearly as equal in number as possible, so that each director (in certain circumstances after a transitional period) will serve for three years, with one class of directors being elected each year. The Board is currently comprised of two Class I Directors (Brian H. Rowe and Jim C. Cowart), two Class II Directors (Robert J. Khoury and Hansjoerg
Wyss) and two Class III Directors (Amin J. Khoury and Richard G. Hamermesh). The terms of the Class I, Class II and Class III Directors expire at the end of each respective three year term and upon the election and qualification of successor directors at annual meetings of stockholders held at the end of each fiscal year. Our executive officers are elected annually by the Board of Directors following the annual meeting of stockholders and serve at the discretion of the Board of Directors.

     AMIN J. KHOURY has been our Chairman of the Board since July 1987 and was Chief Executive Officer until April 1, 1996. Since 1986, Mr. Khoury has also been the Managing Director of The K.A.D. Companies, Inc., an investment, venture capital and consulting firm. Mr. Khoury is currently the Chairman of the Board of Directors of Applied Extrusion Technologies, Inc., a manufacturer of oriented polypropylene films used in consumer products labeling and packaging applications, a member of the Board of Directors of Synthes-Stratec, Inc., the world's leading orthopedic trauma company, and a member of the Board of Directors of Brooks Automation, Inc., the leading manufacturer in the U.S. of vacuum central wafer handling systems for semiconductor manufacturing. Mr. Khoury is the brother of Robert J. Khoury. We entered into an employment agreement with Mr. Khoury extending through May 28, 2003.

     ROBERT J. KHOURY has been a Director since July 1987. Mr. Khoury was elected Vice Chairman and Chief Executive Officer effective April 1, 1996. From July 1987 until that date, Mr. Khoury served as our President and Chief Operating Officer. From 1986 to 1987, Mr. Khoury was Vice President of The K.A.D. Companies, Inc. Mr. Khoury is the brother of Amin J. Khoury. We entered into an employment agreement with Mr. Khoury extending through May 28, 2003.

     THOMAS P. MCCAFFREY has been Corporate Senior Vice President of Administration, Chief Financial Officer and Assistant Secretary since May 1993. From August 1989 through May 1993, Mr. McCaffrey was an Audit Director with Deloitte & Touche LLP, and from 1976 through 1989 served in several capacities, including Audit Partner, with Coleman & Grant. We entered into an employment agreement with Mr. McCaffrey extending through May 28, 2003.

     EDMUND J. MORIARTY has been Corporate Vice President-Law, General Counsel and Secretary since November 16, 1995. From 1991 to 1995, Mr. Moriarty served as Vice President and General Counsel to Rollins, Inc., a national service company. From 1982 through 1991, Mr. Moriarty served as Vice President and General Counsel to Old Ben Coal Company, a wholly owned coal subsidiary of The Standard Oil Company.

     JEFFREY P. HOLTZMAN has been Vice President-Finance and Treasurer since August 1999. Mr. Holtzman has been a Vice President since November 1996 and Treasurer since September 1993. From June 1986 to July 1993, Mr. Holtzman served in several capacities at FPL Group, Inc., including Assistant Treasurer and Manager of Financial Planning. Mr. Holtzman previously worked for Mellon Bank, Gulf Oil Corporation and Ernst & Young L.L.P.

     STEPHEN R. SWISHER has been Vice President and Controller since August 1999. Mr. Swisher has been Controller since 1996 and served as Director of Finance from 1994 to 1996. Prior to 1994, Mr. Swisher held various positions, including Manager of Division Accounting at Burger King Corporation and Audit Manager with Deloitte & Touche LLP.

     MARCO C. LANZA has been the Executive Vice President and General Manager, General Aviation/VIP Products and Flight Structures and Engineering Services since December 1999. From January 1994 through December 1999, Mr. Lanza was Executive Vice President, Marketing and Product Development. From March 1992 through January 1994, Mr. Lanza was Vice President and General Manager of our In-Flight Entertainment business. From 1987 through February 1992, Mr. Lanza was our Vice President, Marketing and Product Development. We entered into an Employment Agreement with Mr. Lanza extending through December 31, 2002.

     MICHAEL B. BAUGHAN has been Group Vice President and General Manager of Seating Products since May 1999. From September 1994 to May 1999, Mr. Baughan was Vice President, Sales and Marketing for Seating Products. Prior to 1994, Mr. Baughan held various positions including President of AET Systems, Manager of Strategic Initiatives at The Boston Company (American Express) and Sales Representative at Dow Chemical Company.

     ROMAN G. PTAKOWSKI has been the Group Vice President and General Manager of Interior Systems since December 1997. From September 1995 through December 1997, Mr. Ptakowski was Vice President, Sales and Marketing for Galley Products. From January 1995 through August 1995, Mr. Ptakowski served as Senior Vice President, Marketing for Farrel Corporation. Prior to that he was with the ABB Power T&D Company Inc. and Westinghouse Electric Corp. for 25 years, with his last position being General Manager of their Protective Relay Division.

       SCOTT A. SMITH has been Group Vice President and General Manager of Global Customer Service and Product Support since February 1999 and Vice President of the Global Marketing and Sales since December 1999. From April 1998 to February 1999, Mr. Smith was the Vice President and General Manager of the In-Flight Entertainment business sold to a wholly-owned subsidiary of Sextant Avionique, S.A. From December 1995 through March 1998, Mr. Smith was with Toshiba American Information Electronics with his last position being Senior Vice President, Sales of the Americas. From December 1992 to February 1994, Mr. Smith served as Corporate Vice President of Engineering, and from February 1994 to September 1995, served as the General Manager of the Desktop and Server Product Division of AST Research. Prior to that, Mr. Smith was with IBM for 16 years and served in numerous capacities, including Systems Manager of the engineering team that developed IBM's first PC Server and advanced desktop, Staff Assistant to the Chairman of the Board and Director of Visual Subsystems Group.

       JIM C. COWART has been a Director since November 1989. Mr. Cowart is currently an independent investor and a principal of Cowart & Co. LLC and EOS Capital, Inc., private capital firms that we retain from time to time for strategic planning, competitive analysis, financial relations and other services. From January 1993 to November 1997, Mr. Cowart was the Chairman of the Board of Directors and Chief Executive Officer of Aurora Electronics Inc. From 1987 until 1991, Mr. Cowart was a founding general partner of Capital Resource Partners, a private investment capital manager. Prior to such time, Mr. Cowart held various positions in investment banking and venture capital with Lehman Brothers, Shearson Venture Capital and Kidder, Peabody & Co.

     RICHARD G. HAMERMESH has been a Director since July 1987. Since August 1987, Dr. Hamermesh has been the Managing Partner of the Center for Executive Development, an independent executive education consulting company, and, from December 1986 to August 1987, Dr. Hamermesh was an independent consultant. Prior to such time, Dr. Hamermesh was on the faculty at the Harvard Business School. Dr. Hamermesh is also a Director of Applied Extrusion Technologies, Inc., a manufacturer of oriented polypropylene films used in consumer products labeling and packaging applications and Vialog Corporation, a provider of teleconferencing and other group communications services.

       BRIAN H. ROWE has been a Director since July 1995. He is currently Chairman Emeritus of GE Aircraft Engines, a principal business unit of the General Electric Company, where he also served as Chairman from September 1993 through January 1995 and as President from 1979 through 1993. Mr. Rowe is also a Director of the following companies: January 1980 - Fifth Third Bank, an Ohio banking corporation; December 1994 - Stewart & Stevenson Services, Inc., a custom packager of engine systems; March 1995 - Atlas Air, Inc., an air cargo carrier; December 1995 - Textron Inc., a manufacturer of aircraft, automobile components, an industrial segment, systems and components for commercial aerospace and defense industries, and financial services; December 1998 -
Convergys Corporation, which provides outsourced, integration, billing and customer management services; and December 1998 - Dynatech Corporation, a test equipment and communication systems.

     HANSJOERG WYSS has been a Director since August 1989. He is currently Chairman and Chief Executive Officer of Synthes-Stratec, Inc., a publicly traded company that is the world's leading manufacturer of orthopedic trauma devices. He is the Chairman and Chief Executive Officer of Synthes North America and Synthes Canada, Ltd., manufacturers and distributors of orthopedic implants and instruments and has served as the Chairman of Synthes, the world's
leading  orthopedic  trauma  company,   since  1977.  Mr.  Wyss  formerly  held
management positions with Monsanto Europe in Belgium, Schappe-Burlington and Chrysler International in Switzerland. Mr. Wyss earned his MBA at Harvard Graduate School of Business and attained a Master of Science from the Swiss Federal Institute of Technology in Zurich. Mr. Wyss presently sits on numerous boards including Harvard Graduate School of Business, The Wilderness Society, The Grand Canyon Trust and is Chairman of the Southern Utah Wilderness Alliance.

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

(a)   The following documents are filed as part of this Form 10-K:

      1.  Consolidated Financial Statement (See page F-1)

         Independent Auditors' Report.

         Consolidated Balance Sheets, February 26, 2000 and February 27, 1999.

         Consolidated Statements of Operations and Comprehensive Income (Loss) for the Years Ended February 26, 2000, February 27, 1999 and February 28, 1998.

         Consolidated Statements of Stockholders' Equity for the Years Ended February 26, 2000, February 27, 1999 and February 28, 1998.

         Consolidated Statements of Cash Flows for the Years Ended February 26, 2000, February 27, 1999 and February 28, 1998.

         Notes to Consolidated Financial Statements for the Years Ended February 26, 2000, February 27, 1999 and February 28, 1998.

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

(b) The following reports and registration statements were filed during the quarter ended February 26, 2000.

      1. Form S-8 related to registration of shares, filed on February 16, 2000.

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

4.9 Rights Agreement between the Registrant and BankBoston, N.A., as rights agent, dated as of November 12, 1998 (18)

Exhibit 10(i)  Material Contracts

10.1 Supply Agreement dated as of April 17, 1990 between the Registrant and Applied Extrusion Technologies, Inc. (1)
10.2         Fifth Amended and Restated Credit Agreement dated August 7, 1998
             (17)
10.3 Receivables Sales Agreement dated January 24, 1996 among the Registrant, First Trust of Illinois, N.A. and Centrally Held Eagle Receivables Program, Inc. (3)
10.4 Escrow Agreement dated January 24, 1996 among the Registrant, Eagle Industrial Product Corporation and First Trust of Illinois, N.A. as Escrow Agent (3)
10.5 Acquisition Agreement dated as of December 14, 1995 by and among the Registrant, Eagle Industrial Products Corporation, Eagle Industries, Inc.and Great American Management and Investment, Inc
             (8)
10.6 Asset Purchase Agreement dated as of April 16, 1998 by and between Stanford Aerospace Group, Inc. and the Registrant (9)
10.7 Stock Purchase Agreement dated as of March 31, 1998 by and between the Registrant and Puritan Bennett Corporation (10)
10.8 Acquisition Agreement dated July 21, 1998 among the Registrant and Sellers named therein (16)

10.8a        Amendment No. 1 to the Chase Manhattan Bank credit facility (24)
10.8b        Amendment No. 2 to the Chase Manhattan Bank credit facility (24)
10.8c        Agreement with Thomson-CSF Sextant, Inc. for the sale of a 49%
             interest in the Company's In-Flight Entertainment business (24)

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

Exhibit 10(iii)   Executive Compensation Plans and Arrangements

10.15             Amended and Restated 1989 Stock Option Plan (11)
10.16             Directors' 1991 Stock Option Plan (11)
10.17             1990 Stock Option Agreement with Richard G. Hamermesh (11)
10.18             1990 Stock Option Agreement with B. Martha Cassidy (11)
10.19             1990 Stock Option Agreement with Jim C. Cowart (11)
10.20             1990 Stock Option Agreement with Petros A. Palandjian (11)
10.21             1990 Stock Option Agreement with Hansjorg Wyss (11)
10.22             1991 Stock Option Agreement with Amin J. Khoury (11)
10.23             1991 Stock Option Agreement with Jim C. Cowart (11)
10.24             1992 Stock Option Agreement with Amin J. Khoury (11)
10.25             1992 Stock Option Agreement with Jim C. Cowart (11)
10.26             1992 Stock Option Agreement with Paul W. Marshall (11)
10.27             1992 Stock Option Agreement with David Lahar (11)
10.28             United Kingdom 1992 Employee Share Option Scheme (2)
10.29             1994 Employee Stock Purchase Plan (12)
10.30 Amended and Restated Employment Agreement as of May 29, 1998 between the Registrant and Amin J. Khoury (15)
10.31 Amended and Restated Employment Agreement as of May 29, 1998 between the Registrant and Robert J. Khoury (15)
10.32 Employment Agreement dated as of March 1, 1992 between the Registrant and Marco Lanza (the "Lanza Agreement") (14)
10.33             Amendment No. 1 dated as of January 1, 1996 to the Lanza
                  Agreement (13)
10.34 Employment Agreement dated as of April 1, 1992 between the Registrant and G. Bernard Jewel (14)
10.35             Amended and  Restated  Employment  Agreement dated as of
                  May  29,  1998  between  the  Registrant  and Thomas P.
                  McCaffrey (15)
10.36 Amended and Restated Employment Agreement dated as of May 29, 1998 between the Registrant and Paul E. Fulchino (15)
10.37 BE Aerospace, Inc. Savings and Profit Sharing Plan and Trust-- Financial Statements for the Ten Months Ended December 31, 1995 and the Year Ended February 28, 1995, Supplemental Schedules and Independent Auditors' Report (14)
10.38 BE Aerospace, Inc. 1994 Employee Stock Purchase Plan Financial Statements as of February 29, 1996 and February 26, 1995; and for the Year Ended February 29, 1996 and the period from May 15, 1994 (inception) to February 28, 1995 and Independent Auditors'Report (14)
10.39 Amendment No. 1 to Employment Agreement dated November 12, 1998 between the Registrant and Amin J. Khoury (19)
10.40 Amendment No. 1 to Employment Agreement dated November 12, 1998 between the Registrant and Robert J. Khoury (19)
10.41 Amendment No. 1 to Amended and Restated Employment Agreement dated November 12, 1998 between the Registrant and Thomas P. McCaffrey (19)

Exhibit

Number          Description

10.42 Amendment No. 1 to Amended and Restated Employment Agreement dated November 12, 1998 between the Registrant and Paul E. Fulchino (19)
10.43           Amendment No. 2  dated  as  of  November 12, 1998  to the Lanza
                Agreement (19)
10.44 B/E Aerospace, Inc. Savings Plan Financial Statements for the years ended December 31, 1997 and 1996, supplemental Schedules, and Independent Auditors' Report (14)
10.45 B/E Aerospace, Inc. 1995 Employee Stock Purchase Plan Financial Statements for the years ended February 28, 1998 and 1997 and Independent Auditors' Report (14)
10.46 B/E Aerospace, Inc. 1995 Employee Stock Purchase Plan Financial Statements for the years ended February 27, 1999 and 1998 and Independent Auditors' Report (20)
10.47 B/E Aerospace, Inc. Savings Plan Financial Statements for the years ended December 31, 1998 and 1997 and Independent Auditors' Report (20)
10.48           Supplemental Executive Money Purchase Retirement Plan (21)
10.49 First Amendment to the Supplemental Executive Money Purchase Retirement Plan (21)
10.50           Supplemental Executive Deferred Compensation Plan III (21)
10.51           Amendment to the Amended and Restated 1989 Stock Option
                Plan(22)
10.52           Amended and Restated 1989 Stock Option Plan (23)
10.53           1996 Stock Option Plan (23)
10.54           1994 Employee Stock Purchase Plan (25)
10.55           1996 Stock Option Plan (25)
10.56 Amendment No. 2 to Employment Agreement dated September 30, 1999 between the Registrant and Amin J. Khoury*
10.57 Amendment No. 2 to Employment Agreement dated September 30, 1999 between the Registrant and Robert J. Khoury*
10.58 Amendment No. 2 to Employment Agreement dated September 30, 1999 between the Registrant and Thomas P. McCaffrey*
10.59 B/E Aerospace, Inc. 1994 Employee Stock Purchase Plan Financial Statements for the years ended February 26, 2000 and February 28, 1999 and Independent Auditors' Report*

Exhibit 21      Subsidiaries of the Registrant
21.1            Subsidiaries *

Exhibit 23      Consents of Experts and Counsel
23.1            Consent of Independent Accountants - Deloitte & Touche LLP*

Exhibit 27      Financial Data Schedule

27              Financial Data Schedule for the year ended February 26, 2000*

-----------------------
*  Filed herewith.

(1) Incorporated by reference to the Company's Registration Statement on Form S-1, as amended (No. 33-33689), filed with the Commission on March 7, 1990.
(2) Incorporated by reference to the Company's Registration Statement on Form S-1, as amended (No. 33-54146), filed with the Commission on November 3, 1992.
(3) Incorporated by reference to the Company's Registration Statement on Form S-4 (No. 333-00433), filed with the Commission on January 26, 1996.
(4) Incorporated by reference to the Company's Registration Statement on Form S-4 (No. 333-47649), filed with the Commission on March 10, 1998.
(5) Incorporated by reference to the Company's Registration Statement on Form S-2 (No. 33-66490), filed with the Commission on July 23, 1993.
(6) Incorporated by reference to the Company's Annual Report on Form 10-K as amended for the Fiscal year ended February 26, 1994, filed with the Commission on May 25, 1994.
(7) Incorporated by reference to the Company's Annual Report on Form 10-K as amended for the Fiscal year ended February 25, 1995, filed with the Commission on May 26, 1995.
(8) Incorporated by reference to the Company's Current Report on Form 8-K dated December 14, 1995, filed with the Commission on December 28, 1995.
(9) Incorporated by reference to the Company's Current Report on Form 8-K dated May 8, 1998, filed with the Commission on May 8, 1998.
(10) Incorporated by reference to the Company's Current Report on Form 8-K dated March 31, 1998, filed with the Commission on April 27, 1998.
(11) Incorporated by reference to the Company's Registration Statement on Form S-8 (No. 33-48119), filed with the Commission on May 26, 1992.
(12) Incorporated by reference to the Company's Registration Statement on Form S-8 (No. 33-82894), filed with the Commission on August 16, 1994.
(13) Incorporated by reference to the Company's Current Report on Form 8-K dated March 26, 1996, filed with the Commission on April 5, 1996.
(14) Incorporated by reference to the Company's Annual Report on Form 10-K as amended for the Fiscal year ended February 28, 1998, filed with the Commission on May 29, 1998.
(15) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended May 30, 1998, filed with the Commission on July 14, 1998.
(16) Incorporated by reference to the Company's Current Report on Form 8-K dated August 24, 1998, filed with the Commission on August 24, 1998.
(17) Incorporated by reference to the Company's Registration Statement on Form S-3 (No. 333-60209), filed with the Commission on July 30, 1998.
(18) Incorporated by reference to the Company's Current Report on Form 8-K dated November 12, 1998, filed with the Commission on November 18, 1998.
(19) Incorporated by reference to the Company's Registration Statement on Form S-4 (No. 333-67703), filed with the Commission on January 13, 1999.
(20) Incorporated by reference to the Company's Annual Report on Form 10-K for the Fiscal Year ended February 27, 1999, filed with the Commission on May 28, 1999.
(21) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended May 29, 1999, filed with the Commission on July 9, 1999.
(22) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended August 28, 1999, filed with the Commission on September 28, 1999.
(23) Incorporated by reference to the Company's Registration Statement on Form S-8 (No. 333-89145), filed with the Commission on October 15, 1999.
(24) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended November 27, 1999, filed with the Commission on January 7, 2000.
(25) Incorporated by reference to the Company's Registration Statement on Form S-8 (No. 333-30578), filed with the Commission on February 16, 2000.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     BE AEROSPACE, INC.


                                     By    /s/   Robert J.Khoury
                                     -----------------------------------------
                                     Vice Chairman and Chief Executive Officer

Dated:  May 1, 2000


Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed on May 1, 2000 by the following persons on behalf of the registrant in the capacities indicated.


     Signature                                Title
/s/ Amin J. Khoury                            Chairman
---------------------------------------


/s/ Robert J. Khoury                          Vice Chairman and Chief Executive Officer
---------------------------------------


/s/ Thomas P. McCaffrey                       Corporate  Senior Vice  President  of  Administration,  Chief
                                              Financial Officer and Assistant Secretary
---------------------------------------       (principal financial and accounting officer)


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


/s/ Brian H. Rowe                             Director
---------------------------------------


/s/ Hansjoerg Wyss                            Director

---------------------------------------


ITEM 8.  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE
                                                                                       Page
Independent Auditors' Report                                                           F-2

Financial Statements:

   Consolidated Balance Sheets, February 26, 2000 and February 27, 1999                F-3

   Consolidated Statements of Operations and Comprehensive Income (Loss) for the       F-4
   Years Ended February 26, 2000, February 27, 1999 and February 28, 1998

   Consolidated  Statements of Stockholders' Equity for the Years Ended February       F-5
   26, 2000, February 27, 1999 and February 28, 1998

   Consolidated  Statements of Cash Flows for the Years Ended February 26, 2000,       F-6
   February 27, 1999 and February 28, 1998

   Notes to Consolidated  Financial  Statements for the Years Ended February 26,       F-7
   2000, February 27, 1999 and February 28, 1998

Financial Statement Schedule:

   Schedule II - Valuation and Qualifying  Accounts for the Years Ended February       F-24
   26, 2000, February 27, 1999 and February 28, 1998

                  [Remainder of page intentionally left blank]

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
BE Aerospace, Inc.
Wellington, Florida

     We have audited the accompanying consolidated balance sheets of BE Aerospace, Inc. and subsidiaries as of February 26, 2000 and February 27, 1999, and the related consolidated statements of operations and comprehensive income
(loss), stockholders' equity, and cash flows for each of the three fiscal years in the period ended February 26, 2000. Our audits also included the financial statement schedule on page F-24. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of BE Aerospace, Inc. and subsidiaries as of February 26, 2000 and February 27, 1999, and the results of their operations and their cash flows for each of the three fiscal years in the period ended February 26, 2000, in conformity with accounting principles generally accepted in the Unites States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

DELOITTE & TOUCHE LLP


Costa Mesa, California
April 7, 2000

CONSOLIDATED BALANCE SHEETS, FEBRUARY 26, 2000 AND FEBRUARY 27, 1999 (in thousands, except share data)

ASSETS                                                                                             2000            1999
------                                                                                             ----            ----
Current Assets:
    Cash and cash equivalents                                                                 $  37,363       $  39,500
    Accounts receivable - trade, less allowance for doubtful
       accounts of $3,883 (2000) and $2,633 (1999)                                              103,719         140,782
    Inventories, net                                                                            127,230         119,247
    Other current assets                                                                         35,291          14,086
                                                                                              ---------       ---------
       Total current assets                                                                     303,603         313,615
                                                                                              ---------       ---------
Property and equipment, net                                                                     152,350         138,730
Intangibles and other assets, net                                                               425,836         451,954
                                                                                              ---------       ---------
                                                                                              $ 881,789       $ 904,299
                                                                                              =========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts payable                                                                          $  60,824       $  63,211
    Accrued liabilities                                                                         109,143          97,065
    Current portion of long-term debt                                                             3,723           9,916
                                                                                              ---------       ---------
       Total current liabilities                                                                173,690         170,192
                                                                                              ---------       ---------

Long-term debt                                                                                  618,202         583,715
Other liabilities                                                                                25,400          34,519

Commitments and contingencies (Note 11)                                                               -               -

Stockholders' Equity:
    Preferred stock, $.01 par value; 1,000,000 shares
       authorized; no shares outstanding                                                              -               -
    Common stock, $.01 par value; 50,000,000 shares
       authorized; 24,931,307 (2000) and 24,602,915 (1999)
       shares issued and outstanding                                                                249             246
    Additional paid-in capital                                                                  249,682         245,809
    Accumulated deficit                                                                        (174,874)       (124,077)
    Accumulated other comprehensive loss                                                        (10,560)         (6,105)
                                                                                             ----------      ----------
       Total stockholders' equity                                                                64,497         115,873
                                                                                             ----------      ----------
                                                                                             $  881,789      $  904,299
                                                                                             ==========      ==========

See notes to consolidated financial statements.

CONSOLIDATED  STATEMENTS OF OPERATIONS AND  COMPREHENSIVE  INCOME (LOSS)
FOR THE YEARS ENDED FEBRURY 26, 2000, FEBRUARY 27, 1999 AND FEBRUARY 28, 1998 (in thousands, except per share data)

                                                                                        Year Ended
                                                          ------------------------------------------------------------------------
                                                                 February 26,        February 27,        February 28,
                                                                         2000                1999                1998
                                                                         ----                ----                ----
    Net sales                                                      $  723,349          $  701,325          $  487,999

    Cost of sales  (Note 3)                                           543,682             522,875             309,094
                                                                    ---------           ---------           ---------

    Gross profit                                                      179,667             178,450             178,905

    Operating Expenses:
    Selling, general and administrative                                94,891              83,648              58,622
    Research, development and engineering                              54,004              56,207              45,685
    Amortization of intangible assets                                  24,076              22,498              11,265
    Transaction gain, expenses and other expenses (Note 4)                  -              53,854               4,664
                                                                     --------            --------            --------
    Total operating expenses                                          172,971             216,207             120,236
                                                                     --------            --------            --------

    Operating earnings (loss)                                           6,696             (37,757)             58,669

    Equity in losses of unconsolidated subsidiary                       1,289                   -                   -

    Interest expense, net                                              52,921              41,696              22,765
                                                                     --------            --------           ---------
    Earnings (loss) before income taxes and
      extraordinary item                                              (47,514)            (79,453)             35,904

    Income taxes                                                        3,283               3,900               5,386
                                                                    ---------           ---------           ---------
    Earnings (loss) before extraordinary item                         (50,797)            (83,353)             30,518

    Extraordinary item                                                      -                   -               8,956
                                                                    ---------           ---------           ---------
    Net earnings (loss)                                             $ (50,797)          $ (83,353)          $  21,562

    Other comprehensive income (loss):
       Foreign exchange translation adjustment                         (4,455)             (3,086)             (2,137)
                                                                    ---------           ---------           ---------
    Comprehensive income (loss)                                     $ (55,252)          $ (86,439)          $  19,425
                                                                    =========           =========           =========
    Basic earnings (loss) per share:
    Earnings (loss) before extraordinary item                       $   (2.05)          $   (3.36)          $    1.36
    Extraordinary item                                                      -                   -                (.40)
                                                                    ---------           ---------           ---------
    Net earnings (loss)                                             $   (2.05)          $   (3.36)          $     .96
                                                                    =========           =========           =========
    Weighted average common shares                                     24,764              24,814              22,442

    Diluted earnings (loss) per share:
    Earnings (loss) before extraordinary item                       $   (2.05)          $   (3.36)          $    1.30
    Extraordinary item                                                      -                   -                (.38)
                                                                    ---------           ---------           ---------
    Net earnings (loss)                                             $   (2.05)          $   (3.36)          $     .92
                                                                    =========           =========           =========
    Weighted average common shares                                     24,764              24,814              23,430
                                                                    =========           =========           =========

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED FEBRUARY 26, 2000, FEBRUARY 27, 1999 AND FEBRUARY 28, 1998 (in thousands)



                                                                                       Accumulated
                                             Common Stock    Additional                      Other             Total
                                             ------------       Paid-In   Retained   Comprehensive      Stockholders'
                                         Shares     Amount      Capital    Deficit            Loss            Equity
                                         ------     ------      -------   --------            ----      ------------
Balance, February 22, 1997              21,893      $ 219      $228,710   $(62,286)       $   (882)        $ 165,761
  Sale of stock under
   employee stock purchase plan             88          1         1,796          -               -             1,797
  Exercise of stock options                852          9         8,106          -               -             8,115
  Employee benefit plan
   matching contribution                    59          -         1,677          -               -             1,677
  Net earnings                              -           -             -     21,562               -            21,562
  Foreign currency translation
   adjustment                               -           -             -          -          (2,137)           (2,137)
                                       -------      ------       -------    ------        --------          --------
Balance, February 28, 1998              22,892        229       240,289    (40,724)         (3,019)          196,775
  Sale of stock under
   employee stock purchase plan            151          1         2,167          -               -             2,168
  Exercise of stock options                292          3         3,829          -               -             3,832
  Employee benefit plan
   matching contribution                   101          1         2,300          -               -             2,301
  Issuance of stock in conjunction
   with acquisition of SMR (Note 2)      4,000         40       117,960          -               -           118,000
  Repurchase of stock in
   conjunction with acquisition
   of SMR (Note 2)                      (4,000)       (40)     (117,960)         -               -          (118,000)
  Impact of immaterial poolings
   (Note 2)                              1,167         12        (2,776)         -               -            (2,764)
  Net loss                                   -          -             -    (83,353)              -           (83,353)
  Foreign currency translation
   adjustment                                -          -             -          -          (3,086)           (3,086)
                                       -------      -----       -------   --------        --------          --------
Balance, February 27, 1999              24,603        246       245,809   (124,077)         (6,105)          115,873
 Sale of stock under
  employee stock purchase plan             107          1         1,335          -               -
 Exercise of stock options                  49          -           442          -               -               442
 Employee benefit plan
  matching contribution                    172          2         2,096          -               -             2,098
 Net loss                                    -          -             -    (50,797)              -           (50,797)
 Foreign currency translation
  adjustment                                 -          -             -          -          (4,455)           (4,455)
                                       -------    -------     ---------   --------        --------          --------
Balance, February 26, 2000              24,931     $  249      $249,682  $(174,874)       $(10,560)         $ 64,497
                                       =======    =======     =========  =========        ========          ========

See notes to consolidated financial statements.



CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED  FEBRUARY 26, 2000, FEBRUARY 27, 1999 AND FEBRUARY 28, 1998
(Dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:                                            2000              1999            1998
                                                                                 ----              ----            ----

  Net earnings (loss)                                                      $  (50,797)        $ (83,353)      $  21,562
  Adjustments to reconcile net earnings (loss) to
   net cash flows provided by operating activities:
       Acquisition-related expenses                                                 -            79,155               -
       Gain on sale of 51% interest in subsidiary                                   -           (25,301)              -
       Extraordinary item                                                           -                 -           8,956
       Depreciation and amortization                                           42,237            40,690          24,160
       Deferred income taxes                                                    1,054              (277)           (460)
       Non-cash employee benefit plan contributions                             2,098             2,301           1,677
  Changes in operating assets and liabilities,  net of effects from acquisitions:
        Accounts receivable                                                    36,448           (21,407)        (14,665)
        Inventories                                                            (8,764)          (10,935)        (28,597)
        Other current assets                                                  (10,146)           (5,514)         (5,141)
        Payables, accruals and current taxes                                    4,756            39,856           2,106
                                                                             --------         ---------        --------
Net cash flows provided by operating activities                                16,886            15,215           9,598
                                                                             --------         ---------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:

     Capital expenditures                                                     (33,169)          (37,465)        (28,923)
     Change in intangibles and other assets                                   (16,250)          (19,429)        (15,686)
     Acquisitions, net of $3,910 cash acquired                                      -          (231,690)              -
     Net proceeds on sale of 51% interest in subsidiary                             -            61,735               -
                                                                             --------         ---------        --------
Net cash flows used in investing activities                                   (49,419)         (226,849)        (44,609)
                                                                             --------         ---------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:

     Net borrowings under revolving lines of credit                            28,924            36,267           5,450
     Proceeds from issuance of stock, net of expenses                           1,759             6,000          11,611
     Principal payments on long-term debt                                           -           (31,714)       (101,808)
     Repurchase of common stock originally issued
      in conjunction with acquisition of SMR Aerospace                              -          (118,000)              -
     Proceeds from long-term debt                                                   -           194,137         240,419
                                                                              -------         ---------       ---------
Net cash flows provided by financing activities                                30,683            86,690         155,672
                                                                              -------         ---------       ---------
Effect of exchange rate changes on cash flows                                    (287)             (241)           (125)
                                                                              -------         ---------       ---------
Net increase (decrease) in cash and cash equivalents                           (2,137)         (125,185)        120,536
Cash and cash equivalents, beginning of year                                   39,500           164,685          44,149
                                                                              -------         ---------       ---------
Cash and cash equivalents, end of year                                        $37,363         $  39,500       $ 164,685
                                                                              =======         =========       =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during year for:
  Interest, net                                                               $51,745         $  27,994       $  25,065
  Income taxes, net                                                             4,902             4,570           5,012
Interest capitalized in computer equipment and software                         1,474             2,088             467

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED FEBRUARY 26, 2000, FEBRUARY 27, 1999 AND FEBRUARY 28, 1998 (in thousands, except per share data)

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization and Basis of Presentation - BE Aerospace, Inc. and its wholly-owned subsidiaries (the "Company" or "B/E") designs, manufactures, sells and services a broad line of commercial and general aviation aircraft cabin interior products consisting of a broad range of aircraft seating products, service systems and interior systems products, including structures as well as all food and beverage storage and preparation equipment. The Company's customers are the operators of commercial and general aviation aircraft. As a result, the Company's business is directly dependent upon the conditions in the commercial airline and general aviation industry. The accompanying financial statements are prepared in accordance with accounting principles generally accepted in the United States of America.

     Consolidation - The accompanying consolidated financial statements include the accounts of BE Aerospace, Inc. and its wholly-owned subsidiaries. Investments in less than majority-owned businesses are accounted for under the equity method. All intercompany transactions and balances have been eliminated in consolidation. The Company's fiscal year ends on the last Saturday in February.

     Use of Estimates - The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Income Taxes - In accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes, the Company provides deferred income taxes for temporary differences between amounts of assets and liabilities recognized for financial reporting purposes and such amounts recognized for income tax purposes. A valuation allowance related to a deferred tax asset is recorded when it's more likely than not that some portion or all of the deferred tax asset will not be realized.

     Revenue Recognition - Sales of assembled products and equipment are recorded on the date of shipment or, if required, upon acceptance by the customer. Service revenues are recorded when performed. Revenues and costs under certain long-term contracts are recognized using contract accounting under the percentage-of-completion method. The Company sells its products primarily to airlines worldwide, including occasional sales collateralized by letters of credit. The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses. Actual losses have been within management's expectations.

     Warranty Costs - Estimated costs related to product warranties are accrued at the time products are sold.

     Cash Equivalents - The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

     Intangible Assets - Intangible assets consist of goodwill and other identified intangible assets associated with the Company's acquisitions. Goodwill and other identified intangible assets are amortized on a straight-line basis over their estimated useful lives. At each balance sheet date, management assesses whether there has been a permanent impairment in the value of intangible assets. If the carrying value of the asset exceeds the estimated undiscounted future cash flows from operating activities of the related business, a permanent impairment is deemed to have occurred. In this event, the asset is written down accordingly. As of February 26, 2000, management determined that no impairment existed.

     Long-Lived Assets - The Company accounts for the impairment and disposition of long-lived assets in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. In accordance with SFAS No. 121, long-lived assets are reviewed for events or changes in circumstances that indicate that their carrying value may not be recoverable. At February 26, 2000, management determined that no such impairment existed.

     Research and Development - Research and development expenditures are expensed as incurred.

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

     Foreign Currency Translation - In accordance with the provisions of SFAS No. 52, Foreign Currency Translation, the assets and liabilities of subsidiaries located outside the United States are translated into U.S. dollars at the rates of exchange in effect at the balance sheet dates. Revenue and expense items are translated at the average exchange rates prevailing during the period. Gains and losses resulting from foreign currency transactions are recognized currently in income, and those resulting from translation of financial statements are accumulated as a separate component of stockholders' equity.

     New Accounting Pronouncement - In June 1998, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which the Company is required to adopt effective in its fiscal year 2002. SFAS No. 133, as amended, will require the Company to record all derivatives on the balance sheet at fair value. The Company does not currently engage in hedging activities and will continue to evaluate the effect of adopting SFAS No. 133. The Company will adopt SFAS No. 133 in its fiscal year 2002.

     Reclassifications - Certain reclassifications have been made to the prior year financial statements to conform to the February 26, 2000 presentation.

2.     ACQUISITIONS AND DISPOSITIONS

      During fiscal 1999, the Company completed a number of acquisitions, which are collectively referred to as the "1999 Acquisitions." The following is a description of each of the more significant transactions:

Puritan-Bennett Aero Systems Company

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

     The PBASCO acquisition was accounted for as a purchase, and accordingly, the assets purchased and liabilities assumed have been reflected in the accompanying consolidated balance sheet as of February 26, 2000 and February 27, 1999. The operating results of PBASCO have been included in the consolidated financial statements of the Company since the date of the acquisition. The aggregate purchase price for the PBASCO acquisition was allocated to the net assets acquired based on appraisals and management's estimates as follows:

       Accounts receivable                                         $10,200
       Inventories                                                  12,000
       Other current assets                                            200
       Property, plant and equipment                                 4,700
       Intangible assets                                            38,800
       Purchased in-process research and development and
           acquisition-related expenses                             13,000
                                                                   -------
                                                                   $78,000
                                                                   =======

Aircraft Modular Products

     On April 21, 1998, the Company acquired substantially all of the assets of Aircraft Modular Products ("AMP") for approximately $117,300 in cash and the assumption of approximately $12,800 of liabilities, including related acquisition costs and certain liabilities arising from the acquisition. AMP is a manufacturer of cabin interior products for general aviation (business jet) and commercial-type VIP aircraft, providing a broad line of products including seating, sidewalls, bulkheads, credenzas, closets, galley structures, lavatories, tables and sofas, along with related spare parts. During the first quarter of fiscal 1999, the Company recorded a charge of approximately $19,255 associated with the AMP transaction for the write-off of in-process research and development and acquisition-related expenses (Note 4).

     The AMP acquisition was accounted for as a purchase, and accordingly, the assets purchased and liabilities assumed have been reflected in the accompanying consolidated balance sheet as of February 26, 2000 and February 27, 1999. The operating results of AMP have been included in the consolidated financial statements of the Company since the date of the acquisition. The aggregate purchase price for the AMP acquisition was allocated to the net assets acquired based on appraisals and management's estimates as follows:

       Accounts receivable                                       $  8,300
       Inventories                                                  2,045
       Other current assets                                         1,400
       Property, plant and equipment                                5,400
       Intangible and other assets                                 93,700
       Purchased in-process research and development and
        acquisition-related expenses                               19,255
                                                                 --------
                                                                 $130,100
                                                                 ========


SMR Aerospace, Inc.

     On August 7, 1998, the Company acquired all of the capital stock of SMR Aerospace, Inc. and its affiliates, SMR Developers LLC and SMR Associates (together, "SMR") for an aggregate purchase price of approximately $141,500 cash and the assumption of approximately $32,600 of liabilities, including related acquisition costs and certain liabilities arising from the acquisition. The Company paid for the acquisition of SMR by issuing four million shares (the "SMR Shares") of Company stock (then valued at approximately $30 per share) to the former stockholders of SMR and paying them $2,000 in cash. The Company also paid $22,000 in cash to the employee stock ownership plan of a subsidiary of SMR Aerospace, Inc. to purchase the minority equity interest in such subsidiary held by the Employee Stock Ownership Plan. The Company agreed to register for sale with the Securities and Exchange Commission the SMR Shares. If the net proceeds from the sale of the shares, which included the $2,000 in cash already paid, was less than $120,000, the Company agreed to pay such difference in cash to the selling stockholders. Because of the market price for the Company's common stock and the Company's payment obligation to the selling stockholders described above, the Company decided to repurchase the SMR Shares with approximately $118,000 of the proceeds from the sale of 9 1/2% Senior Subordinated Notes instead of registering the shares for sale (the $118,000 payment represents the net proceeds of $120,000 the Company was obligated to pay the selling stockholders, less the $2,000 in cash the Company already paid them).

     SMR provides design, integration, installation and certification services for commercial aircraft passenger cabin interiors. SMR provides a broad range of interior reconfiguration services that allow airlines to change the size of certain classes of service, modify and upgrade the seating, install telecommunications or entertainment options, relocate galleys, lavatories, and overhead bins and install crew rest compartments. SMR is also a supplier of structural design and integration services, including airframe modifications for passenger-to-freighter conversions. In addition, SMR provides a variety of niche products and components that are used for reconfigurations and conversions. SMR's services are performed primarily on an aftermarket basis and its customers include major airlines such as United Airlines, Japan Airlines, British Airways, Air France, Cathay Pacific and Qantas, as well as Boeing, Airborne Express and Federal Express. During the second quarter of fiscal 1999, the Company recorded a charge of approximately $46,900 associated with the SMR transaction for the write-off of in-process research and development and acquisition-related expenses (Note 4).

     The SMR acquisition was accounted for as a purchase, and accordingly, the assets purchased and liabilities assumed have been reflected in the accompanying consolidated balance sheet as of February 26, 2000 and February 27, 1999. The operating results of SMR have been included in the consolidated financial statements of the Company since the date of the acquisition. The aggregate purchase price for the SMR acquisition was allocated to the net assets acquired based on appraisals and management's estimates as follows:

       Accounts receivable                                      $  11,700
       Inventories                                                  9,700
       Other current assets                                         1,400
       Property, plant and equipment                                6,100
       Intangible and other assets                                 98,300
       Purchased in-process research and development and
        acquisition-related epxenses                               46,900
                                                                ---------
                                                                $ 174,100
                                                                =========

CF Taylor

     On September 3, 1998, the Company acquired substantially all of the galley equipment assets and certain property and assumed related liabilities of C.F. Taylor Interiors Limited and acquired the common stock of C F Taylor (Wokingham) Limited (collectively "CF Taylor"), both wholly owned subsidiaries of EIS Group PLC, for a total cash purchase price of approximately $25,100, subject to adjustments, and the assumption of approximately $16,500 of liabilities, including related acquisition costs and certain liabilities arising from the acquisition. CF Taylor is a manufacturer of galley equipment for both narrow- and wide-body aircraft, including galley structures, crew rests and related spare parts.

     The CF Taylor acquisition was accounted for as a purchase, and accordingly, the assets purchased and liabilities assumed have been reflected in the accompanying consolidated balance sheet as of February 26, 2000 and February 27, 1999. The operating results of CF Taylor have been included in the consolidated financial statements of the Company since the date of the acquisition. The aggregate purchase price for the CF Taylor acquisition was allocated to the net assets acquired based on appraisals and management's estimates as follows:

       Accounts receivable                                  $  7,500
       Inventories                                             7,600
       Other current assets                                      100
       Property, plant and equipment                           3,700
       Intangible and other assets                            22,700
                                                            --------
                                                            $ 41,600
                                                            ========

In-Flight Entertainment Business

      On February 25, 1999, the Company completed the sale of a 51% interest in its In-Flight Entertainment ("IFE") business to Sextant Avionique, Inc. ("Sextant"), a wholly owned subsidiary of Sextant Avionique, S.A. (the "IFE Sale"). The Company sold its 51% interest in IFE for $62,000 in cash. Terms of the purchase agreement provided for the final price for the 51% interest to be determined on the basis of operating results for the IFE business over the two-year period ending February 28, 2001. The Company used substantially all of the proceeds from the IFE Sale to repay a portion of its bank line of credit. On October 5, 1999, the Company completed the sale of its remaining 49% equity interest in IFE to Sextant and this sale did not result in a significant gain. Total consideration for 100% of its equity interest in IFE, intra-entity obligations and for the provision of marketing, product and technical consulting services will range from a minimum of $93,600 up to $123,300 (inclusive of the $62,000 received in February 1999 for the sale of a 51% interest in IFE). Terms of the agreement provide for the Company to receive payments of $15,675 on October 5, 2000 and 2001, which are included in other current assets and intangibles and other assets, net, in the accompanying financial statements as of February 26, 2000. A third and final payment will be based on the actual sales and booking performances over the period from March 1, 1999 to December 31, 2001.

Pro Forma Information

The following pro forma unaudited financial data is presented to illustrate the estimated effects of the 1999 Acquisitions and the IFE sale as if these transactions had occurred as of the beginning of each fiscal year presented.

                                                                       2000               1999              1998
                                                               -------------      -------------    --------------
       Net sales                                                   $723,349          $ 689,816          $597,182
       Net earnings (loss)                                          (49,508)           (32,728)            9,983
       Diluted earnings (loss) per share                           $  (2.00)         $   (1.32)         $   0.43

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

       Pretax cash outlays were not significant during fiscal 1999, and were approximately $4,900 during fiscal 2000. Cash requirements were funded from operations. The Company identified seven facilities, four domestic and three in Europe, for consolidation. The consolidation activities were substantially complete by the end of the fiscal year 2000.

       The assets impacted by this program included inventories, factories, warehouses, assembly operations, administration facilities and machinery and equipment. New product introduction costs represent costs incurred in bringing new products to market in volume for the first time and include engineering design and development, costs in excess of standard costs at budgeted manufacturing levels and related expenditures.

       The following table summarizes the restructuring costs:

                                                               Utilized in    Balance at         Utilized in
                                                    Original   Fiscal 1999    Feb. 27, 1999      Fiscal 2000    Feb. 26, 2000
                                                   ----------------------------------------------------------------------------
Severance, lease termination and other costs         $ 4,949       $   651         $  4,298         $  4,298                -
Impaired inventories, property and equipment          61,089        41,178           19,911           19,911                -
                                                   ----------- ------------- ---------------- ---------------- ----------------
                                                     $66,038       $41,829         $ 24,209         $ 24,209                -
                                                   =========== ============= ================ ================ ================

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

     New product development projects underway at the dates of acquisition included, among others, modular drop boxes, passenger and flight crew oxygen masks, oxygen regulators and generators, protective breathing equipment, on-board oxygen generating systems, reading lights, passenger service units, executive aircraft interior products for the Bombardier Global Express, Boeing Business Jet, Airbus Corporate Jet, Cessna Citation 560XL, Cessna Citation 560 Ultra, Visionaire Vantage and Lear 60, as well as other specific executive aircraft seating products, pneumatic and electrical de-icing systems for the substantial majority of all executive and commuter aircraft types, crew rest modules for selected wide-body aircraft, passenger-to-freighter and combi-
to-freighter conversion kits for selected wide-body aircraft, hovercraft skirting devices, cargo nets and smoke barriers. The Company has determined that these projects ranged from 25%-95% complete at February 26, 2000 and estimates that the cost to complete these projects will aggregate approximately $4,522 and will be incurred over a two-year period.

     Uncertainties that could impede progress to a developed technology include:
(1) availability of financial resources to complete the development, (2) regulatory approval (FAA, CAA, etc.) required for each product before it can be installed on an aircraft, (3) continued economic feasibility of developed technologies, (4) customer acceptance and (5) general competitive conditions in the industry. There can be no assurance that the in-process research and development projects will be successfully completed and commercially introduced.

      The  Company   recorded  the  in-process   research  and  development  and
acquisition-related expenses of $79,155 net of the gain on the IFE sale of $25,301 as transaction gain, expenses and other expenses in the accompanying financial statements for the year ended February 27, 1999. The sale of the Company's 49% equity interest in IFE to Sextant on October 5, 1999 did not result in a significant gain.

      In January 1998, the Company resolved a long-running dispute with the U.S. Government over export sales between 1992 and 1995 to Iran Air. The dispute centered on shipments of aircraft seats and related spare parts for five civilian aircraft operated by Iran Air. Iran Air purchased the seats in 1992 and arranged for them to be installed by a contractor in France. At the time, Iran was not the subject of a U.S. trade embargo. In connection with its sale of seats to Iran Air, the Company applied for and were granted a validated export license by the U.S. Department of Commerce. Other expenses for the year ended February 28, 1998 relate to fines, civil penalties and associated legal fees arising from the settlement.

5.    INVENTORIES

     Inventories are stated at the lower of cost or market. Cost is determined using the weighted average cost method. Finished goods and work in process inventories include material, labor and manufacturing overhead costs. Inventories consist of the following:

                                                        2000           1999
                                                        ----           ----

      Raw materials and component parts            $  59,322       $ 44,352
      Work-in-process                                 36,556         47,383
      Finished goods                                  31,352         27,512
                                                   ---------      ---------
                                                   $ 127,230       $119,247
                                                   =========      =========

6.    PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost and depreciated and amortized generally on the straight-line method over their estimated useful lives of two to thirty years (term of lease as to leasehold improvements). Property and equipment consist of the following:

                                                     Years            2000               1999
                                                     -----            ----               ----

          Land, buildings and improvements           10-30        $ 62,783          $  56,943
          Machinery                                   3-13          49,626             57,692
          Tooling                                     3-10          28,213             26,313
          Computer equipment and software             4-15          71,608             45,777
          Furniture and equipment                     2-10           6,850              7,098
                                                                  --------           --------
                                                                   219,080            193,823
          Less accumulated depreciation and amortization           (66,730)           (55,093)
                                                                  --------          ---------
                                                                  $152,350          $ 138,730
                                                                  ========          =========

7.    INTANGIBLES AND OTHER ASSETS

     Intangibles and other assets consist of the following:

                                                                               Straight-line
                                                                                Amortization
                                                                               Period (Years)       2000           1999
                                                                               --------------       ----           ----

             Goodwill                                                                 30      $  197,736     $  195,956
             Developed technologies                                                16-17         104,770        103,945
             Product technology, production plans and drawings                      7-20          55,614         56,163
             Replacement parts annuity                                                20          23,942         24,188
             Product approvals and technical manuals                                  20          23,812         23,677
             Trademarks and patents                                                   20          23,017         23,380
             Covenants not-to-compete                                               3-14          11,883         11,694
             Other intangible assets                                                5-20          11,401         12,192
             Assembled workforce                                                      10           7,000          7,000
             Debt issue costs                                                       5-10          23,842         23,507
             Other assets                                                                         28,355         17,660
             Due from Sextant                                                                     15,675         28,025
                                                                                              ----------      ---------
                                                                                                 527,047        527,387
                         Less accumulated amortization                                          (101,211)       (75,433)
                                                                                              ----------      ---------
                                                                                              $  425,836      $ 451,954
                                                                                              ==========      =========


8.    ACCRUED LIABILITIES

     Accrued liabilities consist of the following:                                                  2000           1999
                                                                                                    ----           ----
           Other accrued liabilities                                                          $   33,876     $   34,953
           Accrued salaries, vacation and related benefits                                        30,016         24,555
           Accrued interest                                                                       17,808         17,232
           Accrued acquisition expenses                                                            4,514         11,703
           Accrued product warranties                                                             22,929          8,306
           Accrued income taxes                                                                        -            316
                                                                                              ----------      ---------
                                                                                              $  109,143      $  97,065
                                                                                              ==========      =========

9.    LONG-TERM DEBT

     Long-term debt consists of the following:


                                                                                                    2000           1999
                                                                                                    ----           ----
           9 7/8% Senior Subordinated Notes                                                   $  100,000     $  100,000
           8% Senior Subordinated Notes                                                          249,502        249,440
           9 1/2% Senior Subordinated Notes                                                      200,000        200,000
           Chase Manhattan Bank Credit Facility                                                   72,300         43,216
           Other long-term debt                                                                      123            975
                                                                                              ----------     ----------
                                                                                                 621,925        593,631
           Less current portion of long-term debt                                                 (3,723)        (9,916)
                                                                                              ----------     ----------
                                                                                              $  618,202     $  583,715
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

8% Senior Subordinated Notes

     In February  1998,  the  Company  sold  $250,000 of 8% Senior  Subordinated
Notes, priced to yield 8.02% (the "8% Notes"). The Company incurred an extraordinary charge of $8,956 for unamortized debt issue costs, tender and redemption premiums and fees and expenses related to the repurchase of previously issued notes.

     The 8% Notes are unsecured senior subordinated obligations of the Company, subordinated to any senior indebtedness of the Company and mature on March 1, 2008. Interest on the 8% Notes is payable semiannually in arrears on March 1 and September 1 of each year. The 8% Notes are redeemable at the option of the Company, in whole or in part, on or after March 1, 2003, at predetermined redemption prices together with accrued and unpaid interest through the date of redemption. In addition, at any time prior to March 1, 2001, the Company may, at predetermined prices together with accrued and unpaid interest through the date of redemption, redeem up to 35% of the aggregate principal amount of the Notes originally issued with the net proceeds of one or more equity offerings, provided that at least 65% of the aggregate principal amount of the 8% Notes originally issued remains outstanding after the redemption. Upon a change of control (as defined), each holder of the 8% Notes may require the Company to repurchase such holder's 8% Notes at 101% of the principal amount thereof, plus accrued interest to the date of such purchase.

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

     The 9 7/8% Notes, 8% Notes and 9 1/2% Notes contain certain restrictive covenants, including limitations on future indebtedness, restricted payments, transactions with affiliates, liens, dividends, mergers and transfers of assets, all of which were met by the Company as of February 26, 2000.

Credit Facilities

     The Company maintains its credit facilities with The Chase Manhattan Bank (the "Bank Credit Facility"). The Bank Credit Facility consists of a $100,000 revolving credit facility (of which $50,000 may be utilized for acquisitions) and an acquisition facility of $33,300. The revolving credit facility expires in August 2004 and the acquisition facility is amortizable over five years beginning in August 1999. The Bank Credit Facility is collateralized by the Company's accounts receivable, inventories and by substantially all of its other personal property. At February 26, 2000, indebtedness under the existing Bank Credit Facility consisted of revolving credit facility outstanding borrowings of $39,000 (bearing interest at LIBOR plus 1.75%, or approximately 7.8%), letters of credit aggregating approximately $2,319 and outstanding borrowing under the acquisition facility aggregating $33,300 (bearing interest at LIBOR plus 1.5%, or approximately 7.9% as of February 26, 2000). At February 27, 1999, indebtedness under the existing Bank Credit Facility consisted of letters of credit aggregating approximately $3,053 and outstanding borrowings under the acquisition facility aggregating $36,000 (bearing interest at LIBOR plus 1.5%, or approximately 6.5% as of February 27, 1999). The Bank Credit Facility, which was most recently amended on December 21, 1999, contains customary affirmative covenants, negative covenants and conditions of borrowing (such as interest coverage and leverage ratios), all of which were met by the Company as of February 26, 2000. Maturities of long-term debt are as follows:

         Fiscal year ending in February:

           2001                                                        $   3,723
           2002                                                            5,220
           2003                                                            9,000
           2004                                                           12,240
           2005                                                           42,240
         Thereafter                                                      549,502
                                                                       ---------
                                                                       $ 621,925
                                                                       =========

     Interest expense amounted to $54,860, $44,794 and $25,834 for the years ended February 26, 2000, February 27, 1999 and February 28, 1998, respectively.

10.   INCOME TAXES

     Income tax expense consists of the following:

                                                                                    2000            1999          1998
                                                                                    ----            ----          ----
         Current:
           Federal                                                            $        -      $    1,004     $    (920)
           State                                                                       -               -             -
           Foreign                                                                 2,229           5,157         6,766
                                                                              ----------      ----------      --------
                                                                                   2,229           6,161         5,846
         Deferred:
           Federal                                                               (19,296)        (25,731)       (3,666)
           State                                                                  (1,595)         (8,169)         (716)
           Foreign                                                                   660          (4,828)         (460)
                                                                              ----------      ----------     ---------
                                                                                 (20,231)        (38,728)       (4,842)
       Change in valuation allowance                                              21,285          36,467         4,382
                                                                              ----------      ----------     ---------
                                                                              $    3,283      $    3,900     $   5,386
                                                                              ==========      ==========     =========

     The difference between income tax expense and the amount computed by applying the statutory U.S. federal income tax rate (35%) to the pretax earnings before extraordinary item consists of the following:

                                                                                    2000            1999          1998
                                                                                    ----            ----          ----

         Statutory U.S. federal income tax expense (benefit)                   $ (16,630)     $  (27,809)    $   9,432
         Operating loss (with)/without tax benefit                                16,827          25,940        (6,114)
         Foreign tax rate differential                                               124           2,514         1,309
         Goodwill amortization                                                     2,529           1,507           537
         Penalties                                                                     -               -         1,050
         Other, net                                                                  433           1,748          (828)
                                                                               ---------      ----------     ---------
                                                                               $   3,283      $    3,900     $   5,386
                                                                               =========      ==========     =========

      The tax effects of temporary differences and carryforwards that give rise to deferred income tax assets and liabilities consist of the following:

                                                                                    2000            1999          1998
                                                                                    ----            ----          ----

         Inventory reserves                                                   $    6,161      $    9,770    $    3,987
         Acquisition reserves                                                     (4,467)         (2,190)       (1,220)
         Warranty reserves                                                         7,956           1,832         2,440
         Accrued liabilities                                                       9,202           4,412         1,751
         Other                                                                     1,123           1,551         1,761
                                                                               ---------      ----------    ----------
         Net current deferred income tax asset                                    19,975          15,375         8,719
                                                                               ---------      ----------    ----------

         Intangible assets                                                       (12,680)        (11,926)      (12,576)
         Depreciation                                                             (3,701)         (2,085)       (1,853)
         Net operating loss carryforward                                          51,270          21,853        27,462
         Research credit carryforward                                              4,578           4,157         3,285
         Deferred compensation                                                     9,911           8,605           888
         Research and development expense                                         22,550          24,232             -
         Software development costs                                               (5,429)         (4,739)            -
         Deferred gain on IFE Sale                                                     -           6,600             -
         Investment in Sextant                                                         -           4,351             -
         Other                                                                       974             794           410
                                                                               ---------      ----------    ----------
              Net noncurrent deferred income tax asset                            67,473          51,842        17,616
                                                                               ---------      ----------    ----------
              Valuation allowance                                                (87,448)        (66,163)      (27,542)
                                                                               ---------      ----------    ----------
                   Net deferred tax assets (liabilities)                       $       -      $    1,054    $   (1,207)
                                                                               =========      ==========    ==========

      The Company established a valuation allowance of $87,448 related to the utilization of its deferred tax assets because of uncertainties that preclude it from determining that it is more likely than not that the Company will be able to generate taxable income to realize such assets during the federal operating loss carryforward period, which begins to expire in 2012. Such uncertainties include the impact of changing fuel prices on the Company's customers, recent cumulative losses, the highly cyclical nature of the industry in which it operates, economic conditions in Asia that are impacting the airframe manufacturers and the airlines, the Company's high degree of financial leverage, risks associated with new product introductions, remediation of its Seating Products operating problems, and risks associated with the integration of acquisitions. The Company monitors these as well as other positive and negative factors that may arise in the future, as it assesses the necessity for a valuation allowance against its deferred tax assets.

      As of February 26, 2000, the Company had approximately $115,627 of federal operating loss carryforwards, which expire at various dates beginning in 2012, federal research credit carryforwards of $4,578, which expire at various dates beginning in 2007, and alternative minimum tax credit carryforwards of $974, which have no expiration date. Approximately $20,000 of the Company's net operating loss carryforward, related to the exercise of stock options, will be credited to additional paid-in capital rather than income tax expense when utilized.

     The Company has not provided for any residual U.S. income taxes on the approximately $368 of earnings from its foreign subsidiaries because such earnings are intended to be indefinitely reinvested. Such residual U.S. income taxes, if provided for, would be immaterial.

     The Internal Revenue Service audit of the Company's federal tax returns for the years ended February 24, 1996 and February 25, 1995 is complete. The finalization of this examination did not have a material adverse effect on either the Company's results of operations or financial position.

11.    COMMITMENTS AND CONTINGENCIES

     Leases -- The Company leases certain of its office, manufacturing and service facilities and equipment under operating leases, which expire at various times through July 2009. Rent expense for fiscal 2000, 1999 and 1998 was approximately $13,587, $13,423 and $8,848, respectively. Future payments under operating leases with terms currently greater than one year are as follows:

                           Fiscal year ending in February:
                           2001                                   $11,961
                           2002                                     9,122
                           2003                                     6,261
                           2004                                     2,792
                           2005                                     1,976
                           Thereafter                               5,937
                                                                  -------
                                                                  $38,049
                                                                  =======

     Litigation -- The Company is a defendant in various legal actions arising in the normal course of business, the outcomes of which, in the opinion of management, neither individually nor in the aggregate are likely to result in a material adverse effect to the Company's financial statements.

     Employment Agreements -- The Company has employment and compensation agreements with three key officers of the Company. One of the agreements provides for an officer to earn a minimum of $675 per year through 2003, adjusted annually for changes in the consumer price index (as defined) or as determined by the Company's Board of Directors, as well as a deferred compensation benefit equal to the product of the years worked by the highest annual salary paid over the period. Such deferred compensation will be payable in either a lump sum or in equal monthly installments for that number of months equal to the number of months elapsed from the commencement date (as defined) through the cessation date (as defined).

     A second agreement provides for an officer to receive annual minimum compensation of $625 per year through 2003, adjusted annually for changes in the consumer price index (as defined) or as determined by the Company's Board of Directors, as well as a deferred compensation benefit equal to the product of the years worked by the highest annual salary paid over the period. In all other respects, this officer's employment agreement contains similar provisions to those described above in the first agreement.

     A third agreement provides for an officer to receive annual minimum compensation of $303 per year through 2003, adjusted annually for changes in the consumer price index (as defined) or as determined by the Company's Board of Directors, as well as a deferred compensation benefit upon completion of ten years of service for a period not to exceed ten years equal to one-half of this officer's average highest three year's annual salary (as defined).

     Such deferred compensation has been accrued as provided for under the above mentioned employment agreements, aggregated $17,091 as of February 26, 2000, $15,318 as of February 27, 1999 and is included in other liabilities in the accompanying financial statements. The Company has funded this obligation through corporate-owned life insurance policies and other investments, all of which are maintained in an irrevocable rabbi trust. In addition, the Company has employment agreements with certain other key members of management that provide for aggregate minimum annual base compensation of $4,867 expiring on various dates through the year 2001.

12.    EMPLOYEE RETIREMENT PLANS

      Effective March 1, 1998, the Company adopted SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits. The Company sponsors and contributes to a qualified, defined contribution Savings and Investment Plan covering substantially all U.S. employees. The Company also sponsors and contributes to nonqualified deferred compensation programs for certain officers and other employees. The Company has invested in corporate-owned life insurance policies to assist in funding certain of these programs. The cash surrender values of these policies and other investments associated with these plans are maintained in an irrevocable rabbi trust and are recorded as assets of the Company. In addition, the Company and its subsidiaries participate in government-sponsored programs in certain European countries. In general, the Company's policy is to fund these plans based on legal requirements, tax considerations, local practices and investment opportunities.

      The BE Aerospace  Savings and Investment Plan was established  pursuant to
Section 401(k) of the Internal Revenue Code. Under the terms of the plan, covered employees are allowed to contribute up to 15% of their pay, limited to $10 per year. The Company match is equal to 50% of employee contributions, subject to a maximum of 8% of an employee's pay and is generally funded in Company stock. Total expense for the plan was $2,098, $2,301 and $1,677 related to this plan for the years ended February 26, 2000, February 27, 1999 and February 28, 1998, respectively. Participants vest 100% in the Company match after five years of service.

      The BE Supplemental Executive Retirement Plan is an unfunded plan maintained for the purpose of providing deferred compensation for certain employees. This plan allows certain employees to annually elect to defer a portion of their compensation, on a pre-tax basis, until their retirement. The retirement benefit to be provided is based on the amount of compensation deferred, Company cash match and earnings on deferrals. Deferred compensation expense was $299, $231 and $163 in fiscal 2000, 1999 and 1998, respectively.

13.   STOCKHOLDERS' EQUITY

     Earnings (Loss) Per Share. Basic earnings per common share are determined by dividing earnings available to common shareholders by the weighted average number of shares of common stock. Diluted earnings per share are determined by dividing earnings available to common shareholders by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding (all related to outstanding stock options discussed below).

     The following table sets forth the computation of basic and diluted net earnings (loss) per share for the years ended February 26, 2000, February 27, 1999 and February 28, 1998:

                                                                             2000          1999            1998
                                                                             ----          ----            ----

          Numerator - Net earnings (loss)                                $(50,797)     $(83,353)        $21,562
                                                                         =========     =========        =======
          Denominator:
          Denominator for basic earnings (loss) per share -
            Weighted average shares                                        24,764        28,814          22,442
          Effect of dilutive securities -
             Employee stock options                                             -             -             988
                                                                         --------      --------         -------
          Denominator for diluted earnings (loss) per share -
            Adjusted weighted average shares                               24,764        28,814          23,430
                                                                         ========      ========         =======
          Basic net earnings (loss) per share                              $(2.05)       $(3.36)        $   .96
                                                                           ======        ======         =======
          Diluted net earnings (loss) per share                            $(2.05)       $(3.36)        $   .92
                                                                           ======        ======         =======

     Stock Option Plans. The Company has various stock option plans, including the Amended and Restated 1989 Stock Option Plan, the 1991 Directors Stock Option Plan, the 1992 Share Option Scheme and the Amended and Restated 1996 Stock Option Plan (collectively, the "Option Plans"), under which shares of the Company's common stock may be granted to key employees and directors of the Company. The Option Plans provide for granting key employees options to purchase the Company's common stock. Options are granted at the discretion of the Stock Option and Compensation Committee of the Board of Directors. Options granted vest 25% on the date of grant and 25% per year thereafter.

     The following tables set forth options granted, canceled, forfeited and outstanding:

                                                   FEBRUARY 26, 2000

                                                                           Option Price              Weighted Average
                                                        Options              Per Share                Price Per Share
                                                        -------            ------------               ---------------
     Outstanding, beginning of period                 3,999,151          $ 7.00 - $ 31.50                 $21.42
     Options granted                                  2,335,200            7.00 -   17.75                  12.93
     Options exercised                                  (48,950)           7.63 -   20.81                   8.93
     Options forfeited                                 (477,700)          16.13 -   29.88                  22.57
                                                      ---------
     Outstanding, end of period                       5,807,701            7.00 -   31.50                  18.00
                                                      =========

     Exercisable at end of year                       3,203,835          $ 7.00 - $ 31.50                 $19.13
                                                      =========

                                                   FEBRUARY 27, 1999

                                                                             Option Price          Weighted Average
                                                       Options                  Per Share          Price Per Share
                                                       -------               ------------          ---------------
     Outstanding, beginning of period                 2,931,501            $ 7.00  -  31.50               $20.17
     Options granted                                  1,453,500             16.44  -  29.50                22.41
     Options exercised                                 (292,100)             7.38  -  29.88                13.12
     Options forfeited                                  (93,750)            16.13  -  29.88                25.97
                                                      ---------
     Outstanding, end of period                       3,999,151              7.00  -  31.50                21.42
                                                      =========

     Exercisable at end of year                       2,004,531            $ 7.00 - $ 31.50               $19.49
                                                      =========

                                                   FEBRUARY 28, 1998

                                                                            Option Price            Weighted Average
                                                        Options              Per Share              Price Per Share
                                                        -------             ------------            ----------------
     Outstanding, beginning of period                 2,447,425          $ 0.81 - $ 24.93                 $12.56
     Options granted                                  1,394,250           21.50 -   31.50                  27.71
     Options exercised                                 (852,174)           0.81 -   29.88                   9.74
     Options forfeited                                  (58,000)           7.63 -   29.88                  12.49
                                                      ---------
     Outstanding, end of period                       2,931,501            7.00 -   31.50                  20.17
                                                      =========
     Exercisable at end of year                       1,317,503          $ 7.00 - $ 31.50                 $16.16
                                                      =========

     At February 26, 2000, options were available for grant under of the Company's Option Plans.

                                                 OPTIONS OUTSTANDING
                                                 AT FEBRUARY 26, 2000
--------------------------------------------------------------------------------------------------------------------
                                                             Weighted Average
                                                                 Remaining
    Range of               Options          Weighted Average  Contractual Life        Options            Weighted Average
    Exercise Price         Outstanding      Exercise Price       (years)             Exercisable         Exercise Price
    --------------         -----------      ---------------    --------------      ---------------      ------------------

  $   7.00 - $  8.50        1,482,900         $  8.33             8.71                 586,978             $  8.21
  $   8.63 - $ 19.00        1,943,551         $ 16.77             7.90               1,116,728             $ 16.20
  $  20.81 - $ 28.13        1,555,750         $ 22.48             8.17                 894,003             $ 22.53
  $  28.88 - $ 31.50          825,500         $ 29.84             7.55                 606,126             $ 29.86
                            ---------                                                ---------
                            5,807,701                                                3,203,835
                            =========                                                =========

      The estimated fair value of options granted during fiscal 2000, fiscal 1999 and fiscal 1998 was $10.70 per share, $13.93 per share and $13.56 per share, respectively. The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its stock option and purchase plans. Accordingly, no compensation cost has been recognized for its stock option plans and stock purchase plan. Had compensation cost for the Company's stock option plans and stock purchase plan been determined consistent with SFAS No. 123, the Company's net earnings (loss) and net earnings (loss) per share for the year ended February 26, 2000, February 27, 1999 and February 28, 1998 would have been reduced to the pro forma amounts indicated in the following table:

                                                            2000            1999           1998
                                                            ----            ----           ----
As reported
      Net earnings (loss)                              $(50,797)       $(83,353)        $21,562
      Diluted net earnings (loss) per share               (2.05)          (3.36)           0.92
Pro forma
      Net earnings (loss)                              $(69,570)       $(98,477)        $13,232
      Diluted net earnings (loss) per share               (2.81)          (3.97)           0.56
Weighted Average
      Weighted average and pro forma
           weighted average common shares                24,764          24,814          23,430

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for options granted in fiscal 2000, 1999 and 1998: risk-free interest rates of 5.5%, 5.0% and 7.0%; expected dividend yields of 0.0%; expected lives of 3.5 years, 3.5 years and 3 years; and expected volatility of 114%, 73% and 40%, respectively.

      The impact of outstanding non-vested stock options granted prior to fiscal 1997 has been excluded from the pro forma calculation; accordingly, the pro forma adjustments shown above are not indicative of future period pro forma adjustments, when the calculation will apply to all applicable stock options.

14.   EMPLOYEE STOCK PURCHASE PLAN

      The Company has established a qualified Employee Stock Purchase Plan, the terms of which allow for qualified employees (as defined) to participate in the purchase of designated shares of the Company's common stock at a price equal to the lower of 85% of the closing price at the beginning or end of each semi-annual stock purchase period. The Company issued 106,530 and 151,654 shares of common stock during fiscal 2000 and 1999 pursuant to this plan at an average price per share of $12.54 and $14.30, respectively.

15.   SEGMENT REPORTING

       The Company is organized based on customer-focused lines of business operating in a single segment. Each operation reports its results of operations and makes requests for capital expenditures and acquisition funding to the Company's chief operation decision-making group. This group is presently comprised of the Chairman, the Vice-Chairman and the Chief Executive Officer, and the Corporate Senior Vice President of Administration and Chief Financial Officer. Under this organizational structure, the Company's operations are aggregated into one reportable segment -- the Aircraft Cabin Interior Products and Services segment ("ACIPS") is comprised of four lines of business: Seating Products, Interior Systems, Flight Structures and Engineering Services and Global Customer Service and Product Support, each of which have separate management teams and infrastructures dedicated to providing a full range of products and services to their commercial and general aviation operator customers. Each of these lines of business demonstrates similar economic performance and utilizes similar distribution methods and manufacturing processes. Customers are supported by a single worldwide after-sale service organization. As described in Note 2, the Company sold a 51% interest in IFE on February 25, 1999 and its remaining 49% interest in IFE on October 5, 1999. IFE was a separate, reportable segment.

The following table presents net sales and other financial information by business segment:

                                                                       FISCAL 2000
                                                                       -----------

                                              Aircraft Cabin Interior             In-Flight
                                                Products and Services         Entertainment            Total
                                              -----------------------         -------------         --------
          Net sales                                          $723,349                     -         $723,349
          Gross profit                                        179,667                     -          179,667
          Operating earnings                                    6,696                     -            6,696
          Depreciation and amortization                        42,237                     -           42,237
          Equity in earnings of unconsolidated subsidiary       1,289                     -            1,289
          Interest expense, net                                52,921                     -           52,921
          Working capital                                     129,913                     -          129,913
          Total assets                                        881,789                     -          881,789
          Capital expenditures                                 33,169                     -           33,169

                                                                       FISCAL 1999
                                                                       -----------
                                              Aircraft Cabin Interior             In-Flight
                                                Products and Services         Entertainment            Total
                                              -----------------------         -------------         --------
          Net sales                                          $622,548              $ 78,777         $701,325
          Gross profit                                        146,472                31,978          178,450
          Operating loss                                      (35,403)               (2,354)         (37,757)
          Depreciation and amortization                        35,505                 5,185           40,690
          Interest expense, net                                37,543                 4,153           41,696
          Working capital                                     143,423                     -          143,423
          Total assets                                        904,299                     -          904,299
          Capital expenditures                                 36,309                 1,156           37,465

                                                                       FISCAL 1998
                                                                       -----------
                                              Aircraft Cabin Interior             In-Flight
                                                Products and Services         Entertainment            Total
                                              -----------------------         -------------         --------
          Net sales                                          $406,905              $ 81,094         $487,999
          Gross profit                                        136,020                42,885          178,905
          Operating earnings                                   47,250                11,419           58,669
          Depreciation and amortization                        21,129                 3,031           24,160
          Interest expense, net                                21,840                   925           22,765
          Working capital                                     240,463                22,041          262,504
          Total assets                                        622,551                59,206          681,757
          Capital expenditures                                 24,654                 4,269           28,923

      Through February 27, 1999, the Company operated in the: (1) Aircraft Cabin Interior Products and Services and (2) In-Flight Entertainment segments of the commercial airline and general aviation industry. Following the sale of its controlling interest in the IFE business, the Company operated a single segment -- Aircraft Cabin Interior Products and Services. Revenues for similar classes of products or services within these business segments for the fiscal years ended February 2000, 1999 and 1998 are presented below:


                                                                                    Year Ended
                                                            ------------------------------------------------------------
                                                              Feb. 26, 2000         Feb. 27, 1999         Feb. 28, 1998
                                                              -------------         -------------         -------------
    Seating products                                              $ 324,878              $296,482              $252,091
    Interior systems products                                       144,832               137,966                93,107
    Flight structures and engineering services                      122,051                85,876                32,896
    Business jet and VIP products                                    81,096                64,856                     -
    Global customer service, product support and other               50,492                37,368                28,811
    In-flight entertainment products                                      -                78,777                81,094
                                                            ----------------    ------------------    ------------------
    Total Revenues                                                 $723,349              $701,325              $487,999
                                                            ================    ==================    ==================

     The Company operated principally in two geographic areas, the United States and Europe (primarily the United Kingdom), during the years ended February 26, 2000, February 27, 1999 and February 28, 1998. There were no significant transfers between geographic areas during the period. Identifiable assets are those assets of the Company that are identified with the operations in each geographic area.

     The following table presents net sales and operating earnings (loss)for the years ended February 26, 2000, February 27, 1999 and February 28, 1998 and identifiable assets as of February 26, 2000, February 27, 1999 and February 28, 1998 by geographic area:


  Net Sales:
                                                 2000             1999               1998
                                                 ----             ----               ----
  United States                               $ 510,728       $ 511,063           $365,957
  Europe                                        212,621         190,262            122,042
                                              ---------       ---------           --------
         Total:                               $ 723,349       $ 701,325           $487,999
                                              =========       =========           ========

  Operating Earnings (Loss):

  United States                               $  (3,143)      $ (43,613)          $ 39,128
  Europe                                          9,839           5,856             19,541
                                              ---------       ---------           --------
         Total:                               $   6,696       $ (37,757)          $ 58,669
                                              =========       =========           ========

  Identifiable Assets:

  United States                               $ 704,392       $ 726,056           $541,675
  Europe                                        177,397         178,243            140,082
                                              ---------       ---------           --------
         Total:                               $ 881,789       $ 904,299           $681,757
                                              =========       =========           ========

      Export sales from the United States to customers in foreign countries amounted to approximately $188,530, $174,659 and $132,831 in fiscal 2000, 1999 and 1998, respectively. Net sales to all customers in foreign countries amounted to $311,160, $297,474 and $232,691 in fiscal 2000, 1999 and 1998, respectively. Net sales to Europe amounted to 26%, 22% and 23% in fiscal 2000, 1999 and 1998, respectively. Net sales to Asia amounted to 11%, 12% and 18% in fiscal 2000, 1999 and 1998, respectively. Major customers (i.e., customers representing more than 10% of net sales) change from year to year depending on the level of refurbishment activity and/or the level of new aircraft purchases by such customers. There were no major customers in fiscal 2000. During the years ended February 27, 1999 and February 28, 1998, one customer accounted for approximately 13% and 18% of the Company's net sales, respectively.

16.   FAIR VALUE INFORMATION

      The following disclosure of the estimated fair value of financial instruments at February 26, 2000 and February 27, 1999 is made in accordance with the requirements of SFAS No. 107, Disclosures about Fair Value of Financial Instruments. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies; however, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

      The carrying amounts of cash and cash equivalents, accounts receivable-trade, and accounts payable are a reasonable estimate of their fair values. At February 26, 2000 and February 27, 1999, the Company's 9 7/8% Notes had a carrying value of $100,000 and a fair value of $95,250 and $104,500, respectively. At February 26, 2000 and February 27, 1999, the Company's 8% Notes had carrying values of $249,502 and $249,440 and fair values of $213,324 and $241,957, respectively. At February 26, 2000 and February 27, 1999, the Company's 9 1/2% Notes had a carrying value of $200,000 and fair values of $185,000 and $209,000, respectively.

      The fair value information presented herein is based on pertinent information available to management as of February 26, 2000. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since that date, and current estimates of fair value may differ significantly from the amounts presented herein.

17.   SELECTED QUARTERLY DATA (Unaudited)

      Summarized quarterly financial data for fiscal 2000 are as follows:

                                                                          Year Ended February 26, 2000
                                                        --------------------------------------------------------------
                                                            First            Second             Third           Fourth
                                                          Quarter           Quarter           Quarter          Quarter
                                                          -------           -------           -------          -------
        Net sales                                       $ 185,032         $ 191,895         $ 164,578        $ 181,844
        Gross profit (loss)                                66,587            70,337            (2,008)          44,751
        Net earnings (loss)                                11,415            13,720           (66,038)          (9,894)
        Basic net earnings (loss) per share                   .46               .56             (2.66)            (.40)
        Diluted net earnings (loss) per share                 .46               .55             (2.66)            (.40)


      Summarized quarterly financial data for fiscal 1999 are as follows:

                                                                          Year Ended February 27, 1999
                                                          ------------------------------------------------------------
                                                            First            Second             Third           Fourth
                                                          Quarter           Quarter           Quarter          Quarter
                                                          ------            -------           -------          -------
        Net sales                                       $ 139,991          $156,352          $195,751         $209,231
        Gross profit (loss)                                51,880            59,600            75,610           (8,640)
        Net earnings (loss)                               (23,875)          (35,495)           16,481          (40,464)
        Basic net earnings (loss) per share                 (1.03)            (1.44)              .61            (1.65)
        Diluted net earnings (loss) per share               (1.03)            (1.44)              .59            (1.65)

                  [Remainder of page intentionally left blank]

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED FEBRUARY 26, 2000, FEBRUARY 27, 1999 AND FEBRUARY 28, 1998 (Dollars in thousands)

                                BALANCE                                                       BALANCE
                                AT BEGINNING                                                   AT END
                                OF YEAR           EXPENSES      OTHER       DEDUCTIONS        OF YEAR
                                --------          --------      ------      ----------        -------
DEDUCTED FROM ASSETS:
---------------------
Allowance for doubtful accounts:
2000                              $2,633       $  2,008       $   103      $     655         $  3,883
1999                               2,190            721           110            388            2,633
1998                               4,864            481             -          3,155            2,190

Reserve for obsolete inventories:
2000                             $21,150        $11,417 (1)    $2,230        $13,825 (1)      $16,512
1999                              10,489         37,138 (2)     1,826         28,303 (2)       21,150
1998                               8,282          9,973             -          7,766           10,489




(1) During fiscal 2000, the Company recorded a charge associated with the rationalization of its product offerings and disposal of a substantial portion of such inventories.

(2) During fiscal 1999, the Company recorded a restructuring charge related to the rationalization of its product offering and disposed of a substantial portion of such inventories.