Form 10-Q
period 2000-05-27
BE AEROSPACE INC
filed 2000-07-05
CIK 861361

BE AEROSPACE, INC.


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                   For the quarterly period ended May 27, 2000



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




         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES[X] NO[ ]

         The registrant has one class of common stock, $0.01 par value, of which 25,172,613 shares were outstanding as of July 3, 2000.

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (Dollars in thousands, except share data)

                                                                                    May 27,            February 26,
                                                                                      2000                    2000
                                                                               (Unaudited)
ASSETS
Current Assets:
     Cash and cash equivalents                                                 $    32,441             $    37,363
     Accounts receivable - trade, less allowance for doubtful
         accounts of $3,659 (May 27, 2000)
         and $3,883 (February 26, 2000)                                            100,067                 103,719
     Inventories, net                                                              120,499                 127,230
     Other current assets                                                           35,053                  35,291
                                                                               -----------             -----------
         Total current assets                                                      288,060                 303,603
                                                                               -----------             -----------

Property and equipment, net                                                        150,372                 152,350
Intangibles and other assets, net                                                  419,877                 425,836
                                                                               -----------             -----------
                                                                               $   858,309             $   881,789
                                                                               ===========             ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                                                          $    56,741             $    60,824
     Accrued liabilities                                                            92,058                 109,143
     Current portion of long-term debt                                               3,697                   3,723
                                                                               -----------             -----------
         Total current liabilities                                                 152,496                 173,690
                                                                               -----------             -----------

Long-term debt                                                                     617,317                 618,202
Other liabilities                                                                   26,242                  25,400

Stockholders' Equity:
     Preferred stock, $0.01 par value; 1,000,000 shares
         authorized; no shares outstanding                                               -                       -
     Common stock, $0.01 par value; 25,150,459 (May 27, 2000) and
         24,931,307 (February 26, 2000) issued and outstanding                         252                     249
     Additional paid-in capital                                                    251,282                 249,682
     Accumulated deficit                                                          (170,436)               (174,874)
     Accumulated other comprehensive loss                                          (18,844)                (10,560)
                                                                               -----------             -----------
         Total stockholders' equity                                                 62,254                  64,497
                                                                               -----------             -----------
                                                                               $   858,309             $   881,789
                                                                               ===========             ===========


See accompanying notes to condensed consolidated financial statements.

            CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
                  (Dollars in thousands, except per share data)

                                                                                          Three Months Ended
                                                                                    May 27,                 May 29,
                                                                                      2000                    1999
Net sales                                                                      $   169,125             $   185,032

Cost of sales                                                                      107,572                 118,445
                                                                               -----------             -----------
Gross profit                                                                        61,553                  66,587

Operating Expenses:

     Selling, general and administrative                                            24,041                  22,028
     Research, development and engineering                                          12,981                  11,245
     Amortization                                                                    5,868                   5,696
                                                                               -----------             -----------
         Total operating expenses                                                   42,890                  38,969
                                                                               -----------             -----------

Operating earnings                                                                  18,663                  27,618
                                                                               -----------             -----------

Equity in losses of unconsolidated subsidiary                                            -                     727

Interest expense, net                                                               13,731                  12,622
                                                                               -----------             -----------

Earnings before income taxes                                                         4,932                  14,269

Income taxes                                                                           494                   2,854
                                                                               -----------             -----------

Net earnings                                                                   $     4,438             $    11,415
                                                                               ===========             ===========
Basic net earnings per common share                                            $      0.18             $      0.46
                                                                               ===========             ===========
Diluted net earnings per common share                                          $      0.18             $      0.46
                                                                               ===========             ===========

See accompanying notes to condensed consolidated financial statements.

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Dollars in thousands)

                                                                                          Three Months Ended
                                                                                    May 27,                 May 29,
                                                                                      2000                    1999
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings                                                              $     4,438             $    11,415
     Adjustments to reconcile net earnings to net cash flows
         provided by operating activities:
                Depreciation and amortization                                       10,819                  10,052
                Deferred income taxes                                                    -                     (42)
                Non-cash employee benefit plan contributions                           581                     611
         Changes in operating assets and liabilities:
                Accounts receivable                                                  2,001                  12,359
                Inventories                                                          3,333                 (12,363)
                Other current assets                                                   840                  (3,000)
                Accounts payable                                                    (4,195)                 (1,023)
                Accrued liabilities                                                (14,470)                 (4,673)
                                                                               -----------             -----------
     Net cash flows provided by operating activities                                 3,347                  13,336
                                                                               -----------             -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Capital expenditures                                                       (4,994)                (14,237)
         Change in intangible and other assets                                      (2,870)                   (218)
                                                                               -----------             -----------
     Net cash flows used in investing activities                                    (7,864)                (14,455)
                                                                               -----------             -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Net payments under bank credit facilities                                    (885)                 (2,634)
         Proceeds from issuances of stock                                            1,020                     307
                                                                               -----------             -----------
     Net cash flows provided by (used in) financing activities                         135                  (2,327)
                                                                               -----------             -----------

Effect of exchange rate changes on cash flows                                         (540)                    (17)
                                                                               -----------             -----------

Net decrease in cash and cash equivalents                                           (4,922)                 (3,463)

Cash and cash equivalents, beginning of period                                      37,363                  39,500
                                                                               -----------             -----------
Cash and cash equivalents, end of period                                       $    32,441             $    36,037
                                                                               ===========             ===========
Supplemental disclosures of cash flow information:
     Cash paid during period for:
         Interest, net                                                         $    20,451             $    20,107
         Income taxes, net                                                     $       476             $       716


See accompanying notes to condensed consolidated financial statements.

Notes to Condensed  Consolidated  Financial  Statements
May 27, 2000 and May 29, 1999
(Unaudited - Dollars in thousands, except share data)

Note 1.    Basis of Presentation

                  The  condensed   consolidated   financial   statements  of  BE
           Aerospace, Inc. and its wholly-owned subsidiaries (the "Company" or "B/E") have been prepared by the Company and are unaudited pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information related to the Company's organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the
           United States of America have been condensed or omitted. In the opinion of management, these unaudited condensed consolidated financial statements reflect all material adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations and statements of financial position for the interim periods presented. These results are not necessarily indicative of a full year's results of operations. Certain reclassifications have been made to the prior year financial statements to conform to the May 27, 2000 presentation.

                  Although the Company believes that the disclosures provided are adequate to make the information presented not misleading, these unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended February 26, 2000.

Note 2.    Comprehensive Earnings (Loss)

                  Comprehensive earnings (loss) is defined as all changes in a company's net assets except changes resulting from transactions with shareholders. It differs from net earnings (loss) in that certain items currently recorded to equity would be a part of comprehensive earnings (loss). The following table sets forth the computation of comprehensive earnings (loss) for the periods presented:

                                                                                          Three Months Ended
                                                                                    May 27,                 May 29,
                                                                                      2000                    1999
           Net earnings                                                        $     4,438             $    11,415

           Other comprehensive earnings:

              Foreign exchange translation adjustment                               (8,284)                 (1,651)
                                                                               -----------             -----------
           Comprehensive earnings (loss)                                       $    (3,846)            $     9,764
                                                                               ===========             ===========



                  [Remainder of page intentionally left blank]

Note 3.    Segment Reporting

                  The Company is organized based on customer-focused lines of business operating in a single segment. Each operation reports its results of operations and makes requests for capital expenditures and acquisition funding to the Company's chief operations decision-making group. This group is presently comprised of the Chairman, the Vice-Chairman and the Chief Executive Officer, and the Corporate Senior Vice President of Administration and Chief Financial Officer. Under this organizational structure, the Company's operations are aggregated into one reportable segment -- the Aircraft Cabin Interior Products and Services segment ("ACIPS"). The ACIPS is comprised of five lines of business: Seating Products, Interior Systems Products, Flight Structures and Engineering Services, Business Jet and VIP Products and Global Customer Service and Product Support, each of which have separate management teams and infrastructures dedicated to providing a full range of products and services to their commercial and general aviation operator customers. Each of these lines of business demonstrates similar economic performance and utilizes similar distribution methods and manufacturing processes. All of B/E's customers are supported by a single worldwide after-sale service organization. The Company sold a 51% interest in its In-Flight Entertainment ("IFE") subsidiary on February 25, 1999 and its remaining 49% interest in IFE on October 5, 1999. IFE was a separate, reportable segment.

Note 4.    Earnings Per Common Share

                Basic net earnings per common share is computed using the weighted average common shares outstanding during the period. Diluted net earnings per common share is computed by using the average share price during the period when calculating the dilutive effect of stock options. Shares outstanding for the periods presented were as follows:

                                                                                          Three Months Ended
                                                                                   May 27,                 May 29,
                                                                                      2000                    1999
           Weighted average common shares outstanding                               25,091                  24,631

           Dilutive effect of employee stock options                                     4                     269
                                                                               -----------             -----------
           Diluted shares outstanding                                               25,095                  24,900
                                                                               ===========             ===========


                  [Remainder of page intentionally left blank]


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
         (Dollars in thousands, except per share data)

               The following discussion and analysis addresses the results of the Company's operations for the three months ended May 27, 2000, as compared to the Company's results of operations for the three months ended May 29, 1999. The discussion and analysis then addresses the liquidity and financial condition of the Company and other matters.

Three Months Ended May 27, 2000, as Compared to the Results of Operations for the Three Months Ended May 29, 1999

               Net sales for the fiscal 2001 three-month period were $169,125, or 8.6% lower than net sales of $185,032 for the comparable period in the prior year. The year over year decrease in net sales is attributable to a lower volume of seating and galley structures revenues during the first quarter of fiscal 2001 and our previously announced decision to discontinue certain low-margin products and services. Seating revenues declined year over year as a result of last year's seat manufacturing problems that adversely impacted new orders for seating products last year whereas the decline in galley structures revenues is consistent with the year over year decline in new aircraft deliveries to our customers.

               Gross profit was $61,553 or 36.4% of net sales for the three months ended May 27, 2000 as compared to $66,587 or 36.0% of net sales in the comparable period in the prior year. The Company's gross margin improved by 1,180 basis points compared to the immediately preceding quarter, from 24.6% to 36.4%. This gross margin improvement was due to a return to on-plan performance in the seating business. Lean manufacturing and continuous improvement programs are enabling the seating business to reduce costs, improve quality and productivity and accelerate the order fulfillment cycle. The year over year decrease in gross profit was directly related to the lower level of revenues as compared to the prior year.

               Selling, general and administrative expenses were $24,041 or 14.2% of net sales for the three months ended May 27, 2000 as compared to $22,028 or 11.9% of net sales in the comparable period in the prior year and as compared to $24,315 in the Company's fourth quarter in fiscal 2000, which represented 13.4% of net sales. The year over year increase in selling, general and administrative expenses was primarily attributable to costs associated with the lean manufacturing initiatives now underway at each operating plant, along with the costs associated with the implementation of shared platforms for information management and increased depreciation expense associated with the Company's new Enterprise Resource Planning system which was placed into service during fiscal 2000.

               Research, development and engineering expenses were $12,981 or 7.7% of net sales for the three months ended May 27, 2000, as compared with $11,245 in the comparable period in the prior year and as compared with $13,739 in the preceding quarter. The year over year increase in research, development and engineering expenses is primarily attributable to costs incurred for new product development activity for two of the world's leading airlines and increased depreciation expense resulting from our shared engineering design platforms recently placed into service.

               Amortization expense for the quarter ended May 27, 2000 of $5,868 was $172 greater than the amount recorded in the first quarter of fiscal 2000.

               The Company generated operating earnings of $18,663 or 11.0% of net sales as compared to operating earnings of $27,618 or 14.9% of net sales during the comparable period in the prior year. The decrease in operating earnings in the current period is primarily the result of a lower sales volume.

               Interest expense, net was $13,731 for the three months ended May 27, 2000, or $1,109 greater than interest expense of $12,622 for the comparable period in the prior year. The increase in interest expense is due to the impact of higher interest rates during the current quarter on the Company's bank borrowings.

               Earnings before income taxes in the current quarter were $4,932, as compared to $14,269 in the prior year's comparable period. Income tax expense for the quarter ended May 27, 2000 was $494, as compared to $2,854 in the prior year's comparable period.

               Net earnings were $4,438 or $0.18 per share for the three months ended May 27, 2000, as compared to $11,415 or $0.46 per share for the comparable period in the prior year.

         Liquidity and Capital Resources

               The Company's liquidity requirements consist of working capital needs, on-going capital expenditures and scheduled payments of interest and principal on indebtedness. B/E's primary requirements for working capital have been related to the reduction of accrued liabilities, including interest, accrued penalties incurred in connection with the fiscal 2000 seating manufacturing problems, incentive compensation, warranty obligations and accrued severance. B/E's working capital was $135,564 as of May 27, 2000, as compared to $129,913 as of February 26, 2000.

               At May 27, 2000, the Company's cash and cash equivalents were $32,441, as compared to $37,363 at February 26, 2000. Cash provided from operating activities was $3,347 for the three months ended May 27, 2000. The primary source of cash during the three months ended May 27, 2000 was net earnings, depreciation and amortization of $15,257, a $6,174 decrease in accounts receivable, inventories and other current assets offset by a use of cash of $4,195 related to a decrease in accounts payable and $14,470 related to a decrease in accrued liabilities.

               The Company's capital expenditures were $4,994 and $14,237 during the three months ended May 27, 2000 and May 29, 1999, respectively. The year over year decrease in capital expenditures is primarily attributable to significant expenditures in the prior year for management information system enhancements and expenditures for plant modernization. The Company anticipates on-going annual capital expenditures of approximately $20,000 for the next several years.

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

         Deferred Tax Assets

               The Company has established a valuation allowance related to the utilization of its deferred tax assets because of uncertainties that preclude it from determining that it is more likely than not that it will be able to generate taxable income to realize such assets during the federal operating loss carryforward period, which begins to expire in 2012. Such uncertainties include recent cumulative losses by the Company, the highly cyclical nature of the industry in which it operates, economic conditions in Asia that are impacting the airframe manufacturers and the airlines, the Company's high degree of financial leverage, risks associated with new product introductions, recent increases in the cost of fuel and its impact on our airline customers, further remediation of our Seating Products operating problems and risks associated with the integration of its acquired businesses. The Company monitors these uncertainties, as well as other positive and negative factors that may arise in the future, as it assesses the necessity for a valuation allowance for its deferred tax assets.

         Dependence upon Conditions in the Airline Industry

               The Company's principal customers are the world's commercial airlines. As a result, our business is directly dependent upon the conditions in the highly cyclical and competitive commercial airline industry. In the late 1980s and early 1990s, the world airline industry suffered a severe downturn, which resulted in record losses and several air carriers seeking protection under bankruptcy laws. As a consequence, during such period, airlines sought to conserve cash by reducing or deferring scheduled cabin interior refurbishment and upgrade programs and by delaying purchases of new aircraft. This led to a significant contraction in the commercial aircraft cabin interior products industry and a decline in our business and profitability.
         Since early 1994, the airlines have experienced a turnaround in operating results, leading the domestic airline industry to record operating  earnings  during  calendar  years 1995  through  1998.  This financial turnaround was, in part, driven by record load factors, rising fare prices and declining fuel costs. Airline company balance sheets have been substantially strengthened and their liquidity enhanced as a result of their record profitability, debt and equity financings and a closely managed fleet expansion. Recent increases in fuel prices have not had a material impact on the airline industry to-date. However, should fuel prices continue at or above the current level for a prolonged period, we would expect to see the airline industry's profitability impacted and discretionary airline spending may be more closely monitored or even reduced.

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

               Recently, turbulence in the financial and currency markets of many Asian countries has led to uncertainty with respect to the economic outlook for these countries. Although not all carriers have been affected by the current economic events in the Pacific Rim, certain carriers, including non-Asian carriers that have substantial Asian routes, could cancel or defer their existing orders. In addition, in December 1998, Boeing announced that in light of continued economic conditions in Asia, it would be reducing production of a number of aircraft types, including particularly wide-body aircraft that require almost five times the dollar content for our products as compared to narrow-body aircraft.


                  [Remainder of page intentionally left blank]

         Forward Looking Statements

               This report includes forward-looking statements based on our current expectations, assumptions, estimates and projections about our company and our industry. These forward-looking statements involve risks and uncertainties, including, but not limited to, the future benefits of corrective actions in our seating business, implementation and expected benefits of lean manufacturing and continuous improvement programs, our dealings with customers and partners, the consolidation of facilities, productivity improvements from recent information technology investments, the reduction of debt and other risks detailed in our Securities and Exchange Commission filings. Our actual experience may differ materially from that anticipated in such statements. Factors that might cause such a difference include, but are not limited to, those discussed in "Risk Factors" contained in the Company's Annual Report on Form 10-K for the fiscal year ended February 26, 2000, as well as future events that may have the effect of reducing our available operating income and cash balances, such as unexpected operating losses, the impact of rising fuel prices on our airline customers, delays in, or unexpected costs associated with, the integration of our acquired businesses, conditions in the airline industry, problems meeting customer delivery requirements, new or expected refurbishments, capital expenditures, cash expenditures related to possible future acquisitions, further remediation of our Seating Products operating problems, labor disputes involving us, our significant customers or airframe manufacturers, the possibility of a write-down of intangible assets, delays or inefficiencies in the introduction of new products or fluctuations in currency exchange rates.


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

               During the three months ended May 27, 2000, there were no material changes to the disclosure about market risk included in the Company's Annual Report on Form 10-K for the fiscal year ended February 26, 2000.

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

Item 3.  Defaults Upon Senior Securities                         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders     Not applicable.

Item 5.  Other Information                                       None.

Item 6.  Exhibits and Reports on Form 8-K

     a.  Exhibits

         1. Exhibit 27              Financial Data Schedule for the three months
                                                             ended May 27, 2000.

     b.  Reports on Form 8-K                                     None.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           BE AEROSPACE, INC.


Date:  June 28, 2000                       By: /s/ Robert J. Khoury
                                           --------------------------------
                                           Robert J. Khoury
                                           Vice Chairman and
                                           Chief Executive Officer



Date:  June 28, 2000                        By: /s/ Thomas P. McCaffrey
                                            -----------------------------
                                            Thomas P. McCaffrey
                                            Corporate Senior Vice President of
                                            Administration and Chief
                                            Financial Officer