Form 10-Q
period 2000-08-26
BE AEROSPACE INC
filed 2000-10-05
CIK 861361

BE AEROSPACE, INC.

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                 For the quarterly period ended August 26, 2000



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




         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES[X] NO[ ]

     The registrant has one class of common stock, $0.01 par value, of which 25,439,772 shares were outstanding as of October 2, 2000.

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (Dollars in thousands, except share data)

                                                                                    August 26,             February 26,
                                                                                         2000                     2000
                                                                                  (Unaudited)
ASSETS

Current Assets:
     Cash and cash equivalents                                                  $      40,199           $       37,363
     Accounts receivable - trade, less allowance for doubtful
         accounts of $3,484 (August 26, 2000)
         and $3,883 (February 26, 2000)                                                99,662                  103,719
     Inventories, net                                                                 117,977                  127,230
     Other current assets                                                              29,387                   35,291
                                                                                -------------           --------------
         Total current assets                                                         287,225                  303,603
                                                                                -------------           --------------

Property and equipment, net                                                           150,765                  152,350
Intangibles and other assets, net                                                     412,026                  425,836
                                                                                -------------           --------------
                                                                                $     850,016           $      881,789
                                                                                =============           ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                                                           $      55,934           $       60,824
     Accrued liabilities                                                               83,259                  109,143
     Current portion of long-term debt                                                  4,236                    3,723
                                                                                -------------           --------------
         Total current liabilities                                                    143,429                  173,690
                                                                                -------------           --------------

Long-term debt                                                                        615,893                  618,202
Other liabilities                                                                      25,504                   25,400

Stockholders' Equity:
     Preferred stock, $0.01 par value; 1,000,000 shares
         authorized; no shares outstanding                                                  -                        -
     Common stock, $0.01 par value; and 25,219,067 (August 26, 2000)
         24,931,307 (February 26, 2000) issued and outstanding                            252                      249
     Additional paid-in capital                                                       251,946                  249,682
     Accumulated deficit                                                             (165,707)                (174,874)
     Accumulated other comprehensive loss                                             (21,301)                 (10,560)
                                                                                -------------           --------------
         Total stockholders' equity                                                    65,190                   64,497
                                                                                -------------           --------------
                                                                                $     850,016           $      881,789
                                                                                =============           ==============

See accompanying notes to condensed consolidated financial statements.

            CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
                  (Dollars in thousands, except per share data)

                                                          Three Months Ended                      Six Months Ended
                                                        August 26,     August 28,              August 26,    August 28,
                                                             2000           1999                    2000          1999
Net sales                                              $   164,116    $  191,895             $   333,241    $  376,927

Cost of sales                                              103,358       121,558                 210,930       240,003
                                                       -----------    ----------             -----------    ----------
Gross profit                                                60,758        70,337                 122,311       136,924

Operating expenses:

     Selling, general and administrative                    23,941        21,295                  47,982        43,323
     Research, development and engineering                  12,228        12,280                  25,209        23,525
     Amortization                                            5,847         5,856                  11,715        11,552
                                                       -----------    ----------              ----------    ----------
     Total operating expenses                               42,016        39,431                  84,906        78,400
                                                       -----------    ----------             -----------    ----------
Operating earnings                                          18,742        30,906                  37,405        58,524

Equity in losses of unconsolidated subsidiary                    -           562                       -         1,289

Interest expense, net                                       13,488        13,195                  27,219        25,817
                                                       -----------    ----------             -----------    ----------
Earnings before income taxes                                 5,254        17,149                  10,186        31,418

Income taxes                                                   525         3,429                   1,019         6,283
                                                       -----------    ----------             -----------    ----------
Net earnings                                           $     4,729    $   13,720             $     9,167    $   25,135
                                                       ===========    ==========             ===========    ==========
Basic net earnings per common share                    $       .19    $      .56             $       .36    $     1.02
                                                       ===========    ==========             ===========    ==========
Diluted net earnings per common share                  $       .19    $      .55             $       .36    $     1.01
                                                       ===========    ==========             ===========    ==========



See accompanying notes to condensed consolidated financial statements.

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Dollars in thousands)

                                                                                            Six Months Ended
                                                                                    August 26,               August 28,
                                                                                         2000                     1999
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings                                                               $       9,167           $       25,135
     Adjustments to reconcile net earnings to net cash flows
         provided by operating activities:
                Depreciation and amortization                                          21,394                   20,402
                Deferred income taxes                                                       -                       24
                Non-cash employee benefit plan contributions                            1,099                    1,193
         Changes in operating assets and liabilities:
                Accounts receivable                                                     1,978                    3,293
                Inventories                                                             5,146                  (23,423)
                Other current assets                                                    6,290                   (3,213)
                Accounts payable                                                       (4,471)                  13,569
                Accrued liabilities                                                   (23,574)                 (12,489)
                                                                                -------------           --------------
     Net cash flows provided by operating activities                                   17,029                   24,491
                                                                                -------------           --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
         Capital expenditures                                                         (10,548)                 (22,919)
         Change in intangible and other assets                                         (2,634)                  (8,136)
                                                                                -------------           --------------
     Net cash flows used in investing activities                                      (13,182)                 (31,055)
                                                                                -------------           --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
         Net payments under bank credit facilities                                     (1,450)                       -
         Proceeds from issuances of stock, net of expenses                              1,168                      427
         Principal payments on long-term debt                                               -                   (3,457)
                                                                                -------------           --------------
     Net cash flows used in financing activities                                         (282)                  (3,030)
                                                                                -------------           --------------
Effect of exchange rate changes on cash flows                                            (729)                     (78)
                                                                                -------------           --------------
Net increase (decrease) in cash and cash equivalents                                    2,836                   (9,672)

Cash and cash equivalents, beginning of period                                         37,363                   39,500
                                                                                -------------           --------------
Cash and cash equivalents, end of period                                        $      40,199           $       29,828
                                                                                =============           ==============
Supplemental disclosures of cash flow information:
     Cash paid during period for:
         Interest, net                                                          $      28,048           $       25,853
         Income taxes, net                                                      $         494           $        2,278



See accompanying notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements August 26, 2000 and August 28, 1999 (Unaudited - Dollars in thousands, except share data)

Note 1.    Basis of Presentation

                  The  condensed   consolidated   financial   statements  of  BE
           Aerospace, Inc. and its wholly-owned subsidiaries (the "Company" or "B/E") have been prepared by the Company and are unaudited pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information related to the Company's organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the
           United States of America have been condensed or omitted. In the opinion of management, these unaudited condensed consolidated financial statements reflect all material adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations and statements of financial position for the interim periods presented. These results are not necessarily indicative of a full year's results of operations. Certain reclassifications have been made to the prior year financial statements to conform to the August 26, 2000 presentation.

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

Note 2.    Comprehensive Earnings (Loss)

                  Comprehensive earnings (loss) is defined as all changes in a company's net assets except changes resulting from transactions with shareholders. It differs from net earnings in that certain items currently recorded to equity would be a part of comprehensive earnings (loss). The following table sets forth the computation of comprehensive earnings (loss) for the periods presented:

                                                            Three Months Ended                     Six Months Ended
                                                        August 26,     August 28,              August 26,    August 28,
                                                              2000          1999                    2000          1999
           Net earnings                                $     4,729    $   13,720             $     9,167    $   25,135

           Other comprehensive earnings (loss):

                Foreign exchange translation                (2,455)         (803)                (10,741)       (2,454)
                                                       -----------    ----------             -----------    ----------

           Comprehensive earnings (loss)               $     2,274    $   12,917             $    (1,574)   $   22,681
                                                       ===========    ==========             ===========    ==========


                  [Remainder of page intentionally left blank]

Note 3.    Segment Reporting

               The Company is organized based on customer-focused lines of business operating in a single segment. Each operation reports its results of operations and makes requests for capital expenditures and acquisition funding to the Company's chief operations decision-making group. This group is presently comprised of the Chairman, the Vice Chairman and Chief Executive Officer, and the Corporate Senior Vice President of Administration and Chief Financial Officer. Under this organizational structure, the Company's operations are aggregated into one reportable segment -- the Aircraft Cabin Interior Products and Services segment ("ACIPS"). The ACIPS is comprised of five lines of business: Seating Products, Interior Systems Products, Flight Structures and Engineering Services, Business Jet and VIP Products and Global Customer Service and Product Support, each of which have separate management teams and infrastructures dedicated to providing a full range of products and services to their commercial and general aviation operator customers. Each of these lines of business demonstrates similar economic performance and utilizes similar distribution methods and manufacturing processes. All of B/E's customers are supported by a single worldwide after-sale service organization. The Company sold a 51% interest in its In-Flight Entertainment ("IFE") subsidiary on February 25, 1999 and its remaining 49% interest in IFE on October 5, 1999. IFE was a separate, reportable segment.

Note 4.    Earnings Per Common Share

                  Basic net earnings per common share is computed using the weighted average common shares outstanding during the period. Diluted net earnings per common share is computed by using the average share price during the period when calculating the dilutive effect of stock options. Shares outstanding for the periods presented were as follows:

                                                            Three Months Ended                     Six Months Ended
                                                        August 26,     August 28,              August 26,    August 28,
                                                              2000          1999                    2000          1999
                                                            Three Months Ended                 Six Months Ended
                                                         August 26,    August 28,              August 26,    August 28,
                                                              2000          1999                    2000          1999

           Weighted average common shares outstanding       25,179        24,696                  25,135        24,664

           Dilutive effect of employee stock options           188           322                      33           285
                                                       -----------    ----------             -----------    ----------
           Diluted shares outstanding                       25,367        25,018                  25,168        24,949
                                                       ===========    ==========             ===========    ==========

Note 5.    New Accounting Pronouncements

                  In December 1999, the SEC staff issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements. SAB 101 summarizes the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company does not expect its implementation will have an effect on its revenue recognition policy.

                  [Remainder of page intentionally left blank]

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in thousands, except per share data)

                  The following discussion and analysis addresses the results of the Company's operations for the three months ended August 26, 2000, as compared to the Company's results of operations for the three months ended August 28, 1999. The discussion and analysis then addresses the results of the Company's operations for the six months ended August 26, 2000, as compared to the Company's results of operations for the six months ended August 28, 1999. The discussion and analysis then addresses the liquidity and financial condition of the Company and other matters.

Three Months Ended August 26, 2000, as Compared to the Results of Operations for the Three Months Ended August 28, 1999

                  Net sales for the three-month period ended August 26, 2000 of $164,116 were 14.5% lower than net sales of $191,895 for the comparable period in the prior year. The year over year decrease in net sales is attributable to a lower volume of seating and galley structures revenues during the second quarter of fiscal 2001 and our previously announced decision to discontinue certain low-margin products and services. The decline in seating and galley structure revenues is a result of both last year's seat manufacturing problems, which have since been resolved, and the year over year reduction in airframe manufacturers' deliveries of new aircraft.

                  Gross profit was $60,758 or 37.0% of net sales for the three months ended August 26, 2000 as compared to $70,337 or 36.7% of net sales in the comparable period in the prior year. The Company's gross margin improved by 60 basis points over the first quarter of this fiscal year, by 1,240 basis points over the fourth quarter of fiscal 2000 and by 30 basis points over the same quarter in the prior fiscal year. This gross margin improvement was due to the turnaround in the seating business together with the positive impact of the Company's information technology investments, lean manufacturing and continuous improvement programs. Lean manufacturing and continuous improvement programs are enabling the Company to reduce costs, improve quality and productivity and accelerate the order fulfillment cycle. The year over year decrease in gross profit was directly related to the lower level of revenues as compared to the prior year.

                  Selling, general and administrative expenses were $23,941 or 14.6% of net sales for the three months ended August 26, 2000 as compared to $21,295 or 11.1% of net sales in the comparable period in the prior year and as compared to $24,315 in the Company's fourth quarter in fiscal 2000, which represented 13.4% of net sales. The year over year increase in selling, general and administrative expenses was primarily attributable to costs associated with the implementation of lean manufacturing at the Company's principal manufacturing facilities, costs associated with the implementation of shared platforms for information management and increased costs including depreciation expense associated with the Company's new Enterprise Resource Planning system which was placed into service during fiscal 2000. If successfully implemented, the Company's e-commerce project should facilitate the placement of customer orders in a more efficient manner.

                  Research, development and engineering expenses were $12,228 or 7.5% of net sales for the three months ended August 26, 2000, as compared with $12,280 or 6.4% of sales for the comparable period in the prior year.

                  Amortization expense for the quarter ended August 26, 2000 was $5,847 as compared to $5,856 in the second quarter of fiscal 2000.

                  The Company generated operating earnings of $18,742 or 11.4% of net sales as compared to operating earnings of $30,906 or 16.1% of net sales during the comparable period in the prior year. The decrease in operating earnings in the current period is primarily the result of a lower sales volume.

                  Interest expense, net was $13,488 for the three months ended August 26, 2000, or $293 greater than interest expense of $13,195 for the comparable period in the prior year. The increase in interest expense is due to the year over year increase in bank borrowings along with the impact of higher interest rates on the Company's bank borrowings.

                  Earnings before income taxes in the current quarter were $5,254, as compared to $17,149 in the prior year's comparable period. Income tax expense for the quarter ended August 26, 2000 was $525, as compared to $3,429 in the prior year's comparable period.

                  Net earnings were $4,729 or $.19 per share (diluted) for the three months ended August 26, 2000, as compared to $13,720 or $.55 per share (diluted) for the comparable period in the prior year.

Six Months Ended August 26, 2000, as Compared to the Results of
Operations for the Six Months Ended August 28, 1999

                  Net sales for the fiscal 2001 six-month period were $333,241, a decrease of $43,686 or 11.6% over the comparable period in the prior year. The year over year decrease in sales is primarily attributable to a lower volume of seating and galley structures revenues during the second quarter of fiscal 2001 and our previously announced decision to discontinue certain low-margin products and services.

                  Gross profit was $122,311 or 36.7% of net sales for the six months ended August 26, 2000, which was $14,613 or 10.7%, lower than the comparable period in the prior year of $136,924 or 36.3% of net sales. The Company's gross margin increased 2440 basis points over the gross margin the Company recorded in the second half of fiscal 2000, which was negatively impacted by manufacturing problems in its seating operations with the same period last year. Year over year, the Company's gross margin increased by 40 basis points. This gross margin improvement was due to the turnaround in the seating business together with the positive impact of the Company's information technology investments, lean manufacturing and continuous improvement programs. Lean manufacturing and continuous improvement programs are enabling the Company to reduce costs, improve quality and productivity and accelerate the order fulfillment cycle. The year over year decrease in gross profit is primarily attributable to the lower level of revenues as compared to the prior year.

                  Selling, general and administrative expenses were $47,982 or 14.4% of net sales for the six months ended August 26, 2000, as compared to $43,323 or 11.5% of net sales in the prior year. The year over year increase in selling, general and administrative expenses was primarily attributable to costs associated with the implementation of lean manufacturing at the Company's principal manufacturing facilities, costs associated with the implementation of shared platforms for information management and increased costs including depreciation expense associated with the Company's new Enterprise Resource Planning system which was placed into service during fiscal 2000. If successfully implemented, the Company's e-commerce project should facilitate the placement of customer orders in a more efficient manner.

                  Research, development and engineering expenses for the current six month period were $25,209 or 7.6% of net sales or $1,684 greater than the prior year of $23,525 or 6.2% of net sales.

                  Amortization expense for the six months ended August 26, 2000 was $11,715 as compared to $11,552 in the prior year.

                  The Company generated operating earnings of $37,405 or 11.2% of net sales in the current period, as compared to operating earnings of $58,524 or 15.5% of net sales in the prior year.

                  Interest expense for the six months ended August 26, 2000 was $27,219 or $1,402 greater than interest expense of $25,817 in the prior year. Interest expense increased due to the year over year increase in bank borrowings and the impact of higher interest rates on bank borrowings.

                  Earnings before income taxes in the current six month period were $10,186, as compared to $31,418 in the comparable period in the prior year. Income tax expense in the current period was $1,019 as compared to $6,283 in the prior year.

                  Net earnings were $9,167 or $.36 per share (diluted) for the six months ended August 26, 2000, as compared to $25,135 or $1.01 (diluted) for the comparable period in the prior year.



                  [Remainder of page intentionally left blank]

           Liquidity and Capital Resources

                  The Company's liquidity requirements consist of working capital needs, on-going capital expenditures and scheduled payments of interest and principal on indebtedness. B/E's primary requirements for working capital have been related to the reduction of accrued liabilities, including interest, accrued penalties incurred in connection with the fiscal 2000 seating manufacturing problems, incentive compensation, warranty obligations and accrued severance. B/E's working capital was $143,796 as of August 26, 2000, as compared to $129,913 as of February 26, 2000.

                  At August 26, 2000, the Company's cash and cash equivalents were $40,199, as compared to $37,363 at February 26, 2000. Cash provided from operating activities was $17,029 for the six months ended August 26, 2000. The primary source of cash during the six months ended August 26, 2000 was net earnings, depreciation and amortization of $30,561, a $13,414 decrease in accounts receivable, inventories and other current assets offset by a use of cash of $4,471 related to a decrease in accounts payable and $23,574 related to a decrease in accrued liabilities.

                  The Company's capital expenditures were $10,548 and $22,919 during the six months ended August 26, 2000 and August 28, 1999, respectively. The year over year decrease in capital expenditures is primarily attributable to significant expenditures in the prior year for management information system enhancements and expenditures for plant modernization. The Company anticipates on-going annual capital expenditures of approximately $20,000 for the next several years.

                  The Company believes that the cash flow from operations and availability under the Company's Bank Credit Facility will provide adequate funds for its working capital needs, planned capital expenditures and debt service requirements through the term of the Bank Credit Facility. The Company believes that it will be able to refinance the Bank Credit Facility prior to its termination in August 2004, although there can be no assurance that it will be able to do so. The Company's ability to fund its operations, make planned capital expenditures, make scheduled payments and refinance its indebtedness depends on its future operating performance and cash flow, which, in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond its control.

                  In  August,   the  Company  announced  that  its  wholly-owned
           subsidiary Advanced Thermal Technologies, Inc. ("ATT") filed a registration statement to effect an initial public offering of 4 million newly-issued shares at an estimated price range of $9-$11 per share. Following this offering, the Company will own the remaining 10 million shares of ATT stock, assuming no exercise of the underwriters' over-allotment option, and expects to receive a $15 million payment from ATT. These proceeds will be used to reduce the Company's debt.

           Deferred Tax Assets

                  The Company has established a valuation allowance related to the utilization of its deferred tax assets because of uncertainties that preclude it from determining that it is more likely than not that it will be able to generate taxable income to realize such assets during the federal operating loss carryforward period, which begins to expire in 2012. Such uncertainties include recent cumulative losses by the Company, the highly cyclical nature of the industry in which it operates, the Company's high degree of financial leverage, risks associated with new product introductions, recent increases in the cost of fuel and its impact on our airline customers, further remediation of our Seating Products operating problems and risks associated with the integration of its acquired businesses. The Company monitors these uncertainties, as well as other positive and negative factors that may arise in the future, as it assesses the necessity for a valuation allowance for its deferred tax assets.

           New Accounting Pronouncements

                  In December 1999, the SEC staff issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements. SAB 101 summarizes the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company does not expect its implementation will have an effect on its revenue recognition policy.

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


                  [Remainder of page intentionally left blank]

           Forward Looking Statements

               This report contains forward-looking statements, including statements regarding the future benefits of corrective actions in the Company's seating business, implementation and expected benefits of lean manufacturing and continuous improvement programs, the Company's dealings with customers and partners, the consolidation of facilities, productivity improvements from recent information technology investments, the roll-out of the Company's e-commerce system, ongoing capital expenditures, the adequacy of funds to meet the Company's capital requirements, the ability to refinance the Bank Credit Facility if necessary, completion of and benefits derived from the expected initial public offering of Advanced Thermal Technologies, and the reduction of debt. These forward-looking statements include risks and uncertainties, and the Company's actual experience may differ materially from that anticipated in such statements. Factors that might cause such a difference include those discussed in the Company's filings with the Securities and Exchange Commission, including its most recent proxy statement and Form 10-K, as well as future events that may have the effect of reducing the Company's available operating income and cash balances, such as unexpected operating losses, the impact of rising fuel prices on our airline customers, delays in, or unexpected costs associated with, the integration of our acquired businesses, conditions in the airline industry, problems meeting customer delivery requirements, the Company's success in winning new or expected refurbishment contracts from customers, capital expenditures, cash expenditures related to possible future acquisitions, further remediation of our Seating Products operating problems, labor disputes involving us, our significant customers or airframe manufacturers, the possibility of a write-down of intangible assets, delays or inefficiencies in the introduction of new products or fluctuations in currency exchange rates.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

               During the three months ended August 26, 2000, there were no material changes to the disclosure about market risk included in the Company's Annual Report on Form 10-K for the fiscal year ended February 26, 2000.

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

Item 3. Defaults Upon Senior Securities                          Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders      Not applicable.

Item 5. Other Information                                        None.

Item 6. Exhibits and Reports on Form 8-K

     a.    Exhibits

           1. Exhibit 27 Financial Data Schedule for the six months ended August 26, 2000

     b. Reports on Form 8-K                                      None.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                     BE AEROSPACE, INC.


Date:  ____________, 2000                   By: /s/ Robert J. Khoury
                                                --------------------------------
                                                Robert J. Khoury
                                                Vice Chairman and
                                                Chief Executive Officer



Date:  ____________, 2000                   By: /s/ Thomas P. McCaffrey
                                                -----------------------------
                                                Thomas P. McCaffrey
                                                Corporate Senior Vice President
                                                of Administration and Chief
                                                Financial Officer