Form 10-Q/A
period 2000-08-26
BE AEROSPACE INC
filed 2000-11-03
CIK 861361

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




         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES[X] NO[ ]

     The registrant has one class of common stock, $0.01 par value, of which 25,472,285 shares were outstanding as of November 1, 2000.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                        Not applicable.

Item 2. Changes in Securities                                    Not applicable.

Item 3. Defaults Upon Senior Securities                          Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders      Not applicable.

     1. Annual meeting took place on August 8, 2000
     2. Directors elected (Class III) - Richard G. Hammermesh and Amin J. Khoury
     3. Directors whose term of office continued after meeting (Class I and II) Jim C. Cowart, Brian H. Rowe, Robert J. Khoury and Hansjorg Wyss
     4. Amended the 1994 Employee Stock Purchase Plan
     5. Adopted the Non-Employee Directors Stock and Deferred Compensation Plan

1.   Election of two Class III Directors

                                        For                   Withheld
     Richard G. Hammermesh              21,240,061            899,944
     Amin J. Khoury                     21,239,557            900,448

2.   Proposal to amend the 1994 Employee Stock Purchase Plan

     For               Against          Abstain
     21,157,092        924,000          58,913

3.   Proposal to adopt the Non-Employee Directors Stock and
     Deferred Compensation Plan

     For               Against          Abstain
     20,622,673        1,438,157        79,175

4.   Proposal to adopt the MacBride Principles

     For               Against          Abstain           Unvoted
     1,466,829         11,526,501       551,134           8,595,541

Item 5.  Other Information                                                 None.

Item 6.  Exhibits and Reports on Form 8-K

a.   Exhibits

1.   Exhibit 27 Financial Data Schedule for the six months ended August 26, 2000

     b.  Reports on Form 8-K                                               None.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to the report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                     BE AEROSPACE, INC.


Date:  November 1, 2000        By: /s/ Robert J. Khoury
                                       Robert J. Khoury
                                       Vice Chairman and
                                       Chief Executive Officer



Date:  November 1, 2000        By: /s/ Thomas P. McCaffrey
                                       Thomas P. McCaffrey
                                       Corporate Senior Vice President of
                                       Administration and Chief
                                       Financial Officer