Form 10-Q
period 2000-11-25
BE AEROSPACE INC
filed 2001-01-05
CIK 861361

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended November 25, 2000



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




         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES[X] NO[ ]

     The registrant has one class of common stock, $.01 par value, of which 25,516,017 shares were outstanding as of January 3, 2001.

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (Dollars in thousands, except share data)

                                                                                November 25,             February 26,
                                                                                        2000                     2000
                                                                                 (Unaudited)

ASSETS
Current assets:
     Cash and cash equivalents                                                  $     44,230             $     37,363
     Accounts receivable - trade, less allowance for doubtful
          accounts of $3,240 (November 25, 2000)
          and $3,883 (February 26, 2000)                                              90,152                  103,719
     Inventories, net                                                                120,833                  127,230
     Other current assets                                                             47,772                   35,291
                                                                                ------------             ------------
          Total current assets                                                       302,987                  303,603
                                                                                ------------             ------------

Property and equipment, net                                                          149,366                  152,350
Intangibles and other assets, net                                                    384,668                  425,836
                                                                                ------------             ------------
                                                                                $    837,021             $    881,789
                                                                                ============             ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                           $     63,943             $     60,824
     Accrued liabilities                                                              71,884                  109,143
     Current portion of long-term debt                                                 4,771                    3,723
                                                                                ------------             ------------
          Total current liabilities                                                  140,598                  173,690
                                                                                ------------             ------------

Long-term debt                                                                       602,469                  618,202
Other liabilities                                                                     25,452                   25,400

Stockholders' equity:
     Preferred stock, $.01 par value; 1,000,000 shares
          authorized; no shares outstanding                                                -                        -
     Common stock, $.01 par value; 50,000,000 shares authorized;
          25,480,441 (November 25, 2000) and 24,931,307
          (February 25, 2000) shares issued and outstanding                              255                      249
     Additional paid-in capital                                                      254,421                  249,682
     Accumulated deficit                                                            (157,788)                (174,874)
     Accumulated other comprehensive loss                                            (28,386)                 (10,560)
                                                                                ------------             ------------
          Total stockholders' equity                                                  68,502                   64,497
                                                                                ------------             ------------
                                                                                $    837,021             $    881,789
                                                                                ============             ============

See accompanying notes to condensed consolidated financial statements.

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                  (Dollars in thousands, except per share data)

                                                            Three Months Ended                    Nine Months Ended
                                                       November 25,   November 27,           November 25,   November 27,
                                                              2000           1999                   2000           1999
Net sales                                              $   167,410    $   164,578            $   500,651    $   541,505

Cost of sales                                              103,862        166,586                314,792        406,589
                                                       -----------    -----------            -----------    -----------
Gross profit (loss)                                         63,548         (2,008)               185,859        134,916

Operating expenses:

     Selling, general and administrative                    23,177         27,253                 71,159         70,576

     Research, development and engineering                  12,054         16,740                 37,263         40,265

     Amortization                                            5,820          6,147                 17,535         17,699
                                                       -----------    -----------            -----------    -----------
     Total operating expenses                               41,051         50,140                125,957        128,540
                                                       -----------    -----------            -----------    -----------
Operating earnings (loss)                                   22,497        (52,148)                59,902          6,376

Equity in losses of unconsolidated subsidiary                    -              -                      -          1,289

Interest expense, net                                       13,698         13,890                 40,917         39,707
                                                       -----------    -----------            -----------    -----------
Earnings (loss) before income taxes                          8,799        (66,038)                18,985        (34,620)

Income taxes                                                   880              -                  1,899          6,283
                                                       -----------    -----------            -----------    -----------
Net earnings (loss)                                    $     7,919    $   (66,038)           $    17,086    $   (40,903)
                                                       ===========    ===========            ===========    ===========
Basic net earnings (loss) per common share             $      0.31    $     (2.66)           $      0.68    $     (1.65)
                                                       ===========    ===========            ===========    ===========
Diluted net earnings (loss) per common share           $      0.30    $     (2.66)           $      0.67    $     (1.65)
                                                       ===========    ===========            ===========    ===========


See accompanying notes to condensed consolidated financial statements.

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Dollars in thousands)

                                                                                         Nine Months Ended
                                                                                November 25,             November 27,
                                                                                        2000                     1999
Cash flows from operating activities:
     Net earnings (loss)                                                        $     17,086             $    (40,903)
     Adjustments to reconcile net earnings (loss) to net cash flows provided by operating activities:
              Depreciation and amortization                                           32,078                   31,863
              Deferred income taxes                                                        -                     (172)
              Non-cash employee benefit plan contributions                             1,535                    1,586
              Changes in operating working capital, net of dispositions:
                Accounts receivable                                                   10,139                   19,041
                Inventories                                                              615                  (17,307)
                Other current assets                                                 (12,487)                  (3,547)
                Accounts payable                                                       4,469                    5,481
                Accrued liabilities                                                  (24,677)                   9,097
                                                                                ------------             ------------
     Net cash flows provided by operating activities                                  28,758                    5,139
                                                                                ------------             ------------

Cash flows from investing activities:
     Capital expenditures                                                            (15,399)                 (27,457)
     Change in intangible and other assets                                            15,718                   (6,622)
                                                                                ------------             ------------
Net cash flows provided by (used in) investing activities                                319                  (34,079)
                                                                                ------------             ------------

Cash flows from financing activities:
     Net (repayments) borrowings under bank credit facilities                        (23,538)                  20,341
     Proceeds from issuances of stock, net of expenses                                 3,210                    1,759
                                                                                ------------             ------------
Net cash flows (used in) provided by financing activities                            (20,328)                  22,100
                                                                                ------------             ------------

Effect of exchange rate changes on cash flows                                         (1,882)                    (231)
                                                                                ------------             ------------

Net increase (decrease) in cash and cash equivalents                                   6,867                   (7,071)

Cash and cash equivalents, beginning of period                                        37,363                   39,500
                                                                                ------------             ------------

Cash and cash equivalents, end of period                                        $     44,230             $     32,429
                                                                                ============             ============

Supplemental disclosures of cash flow information:
     Cash paid during period for:
          Interest, net                                                         $     49,616             $     46,078
          Income taxes, net                                                     $      1,851             $      2,163


See accompanying notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements November 25, 2000 and November 27, 1999 (Unaudited - Dollars in thousands, except per share data)

Note 1.    Basis of Presentation

                  The  condensed   consolidated   financial   statements  of  BE
           Aerospace, Inc. and its wholly-owned subsidiaries (the "Company" or "B/E") have been prepared by the Company and are unaudited pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information related to the Company's organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the
           United States of America have been condensed or omitted. In the opinion of management, these unaudited condensed consolidated financial statements reflect all material adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations and statements of financial position for the interim periods presented. These results are not necessarily indicative of a full year's results of operations. Certain reclassifications have been made to the prior year financial statements to conform to the November 25, 2000 presentation.

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

Note 2.    Comprehensive Earnings (Loss)

                  Comprehensive earnings (loss) is defined as all changes in a company's net assets except changes resulting from transactions with shareholders. It differs from net earnings (loss) in that certain items currently recorded to equity would be a part of comprehensive earnings (loss). The following table sets forth the computation of comprehensive earnings (loss) for the periods presented:


                                                         Three Months Ended                  Nine Months Ended
                                                       November 25,   November 27,           November 25,   November 27,
                                                              2000           1999                   2000           1999
          Net earnings (loss)                          $     7,919    $   (66,038)           $    17,086    $   (40,903)

          Other comprehensive earnings:

          Foreign exchange translation adjustment           (7,085)           385                (17,826)        (2,069)
                                                       -----------    -----------             ------------   -----------
          Comprehensive earnings (loss)                $       834    $   (66,653)           $      (740)   $   (42,972)
                                                       ===========    ===========             ===========    ===========

Note 3.    Segment Reporting

                  The Company is organized based on customer-focused lines of business operating in a single segment. Each operation reports its results of operations and makes requests for capital expenditures and acquisition funding to the Company's chief operations decision-making group. This group is presently comprised of the Chairman, the Vice Chairman and Chief Executive Officer, and the Corporate Senior Vice President of Administration and Chief Financial Officer. Under this organizational structure, the Company's operations are aggregated into one reportable segment -- the Aircraft Cabin Interior Products and Services segment ("ACIPS"). The ACIPS is comprised of five lines of business: Seating Products, Interior Systems Products, Cabin Interior Structures, Engineering Services and Business Jet and VIP Products, each of which have separate management teams and infrastructures dedicated to providing a full range of products and services to their commercial and general aviation operator customers. Each of these lines of business demonstrates similar economic performance and utilizes similar distribution methods and manufacturing processes. The Company sold a 51% interest in its In-Flight Entertainment ("IFE") subsidiary on February 25, 1999 and its remaining 49% interest in IFE on October 5, 1999.
           IFE was a separate, reportable segment.

Note 4.    Earnings Per Common Share

                  Basic net earnings per common share is computed using the weighted average common shares outstanding during the period. Diluted net earnings per common share is computed by using the average share price during the period when calculating the dilutive effect of stock options. Shares outstanding for the periods presented were as follows:


                                                           Three Months Ended                     Nine Months Ended
                                                       November 25,   November 27,           November 25,   November 27,
                                                              2000           1999                   2000           1999

Weighted average common shares outstanding                  25,437         24,835                 25,236         24,757

Dilutive effect of employee stock options                      944              -                    352              -
                                                       -----------    -----------            -----------    -----------

Diluted shares outstanding                                  26,381         24,835                 25,588         24,757
                                                       ===========    ===========            ===========    ===========

Note 5.    New Accounting Pronouncements

                  In March 2000, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation--an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of Accounting Principles Board ("APB") Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. FIN 44 did not have a material impact on the Company's financial position or results of operations.

                  In December 1999, the SEC staff issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements. SAB 101 summarizes the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 will be effective for the Company's fourth quarter beginning November 26, 2000. The Company does not expect its implementation will have an effect on its revenue recognition policy.

                  In September 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", which is required to be adopted in years beginning after June 15, 2000. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the new Statement will have a significant effect on the Company's financial position or results of operations.



                  [Remainder of page intentionally left blank]

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
           (Dollars in thousands, except per share data)

                  The following discussion and analysis addresses the results of the Company's operations for the three months ended November 25, 2000, as compared to the Company's results of operations for the three months ended November 27, 1999. The discussion and analysis then addresses the results of the Company's operations for the nine months ended November 25, 2000, as compared to the Company's results of operations for the nine months ended November 27, 1999. The discussion and analysis then addresses the liquidity and financial condition of the Company and other matters.

           Three Months Ended November 25, 2000, as Compared to the Results of Operations for the Three Months Ended November 27, 1999

                  Net sales for the three-month period ended November 25, 2000 of $167,410 were 1.7% higher than net sales of $164,578 for the comparable period in the prior year. The year over year increase in net sales is primarily attributable to an increase in revenues attributable to retrofit programs and new product introductions, offset by lower shipments of seating products and galley structures. The year over year reduction in seating and galley revenues is a result of both a reduction in new aircraft deliveries and last year's seat manufacturing problems, which have since been resolved.

                  Gross profit was $63,548 or 38.0% of net sales for the three months ended November 25, 2000 as compared to $(2,008) or (1.2)% of net sales in the comparable period in the prior year. Our prior year's results were adversely impacted by the significant manufacturing problems we encountered in our seating business. The Company's gross margin improved to 38.0% in the third quarter, up from 36.4% in the first quarter and 37.0% in the second quarter of this fiscal year. This gross margin improvement was due to the turnaround in the seating business together with the positive impact of the Company's lean manufacturing and continuous improvement programs, which have been substantially aided by information technology investments. Lean manufacturing and continuous improvement programs are enabling the Company to reduce costs, improve quality and productivity and accelerate the order fulfillment cycle.

                  Selling, general and administrative expenses were $23,177 or 13.8% of net sales for the three months ended November 25, 2000 as compared to $27,253 or 16.6% of net sales in the comparable period in the prior year. The year over year decrease in selling, general and administrative expenses was primarily attributable to substantial headcount reductions, elimination of expenses associated with last year's problems in the seating business and a continued focus on cost management.

                  Research, development and engineering expenses were $12,054 or 7.2% of net sales for the three months ended November 25, 2000, as compared with $16,740 or 10.2% of sales for the comparable period in the prior year. The year over year decrease in research, development and engineering expenses was primarily the result of substantial headcount reductions, particularly in the seating and galley structures businesses. Research, development and engineering expenses, on a quarter over quarter basis, declined primarily as a result of cost controls and a lower level of controllable spending.

                  Amortization expense for the quarter ended November 25, 2000 was $5,820 as compared to $6,147 in the comparable period in the prior year.

                  The Company generated operating earnings of $22,497 or 13.4% of net sales as compared to operating loss of $(52,148) or (31.7)% of net sales during the comparable period in the prior year. The prior year's operating loss was the result of seat manufacturing problems, which have since been resolved.

           Three Months Ended November 25, 2000, as Compared to the Results of Operations for the Three Months Ended November 27, 1999 (continued)

                  Interest expense, net was $13,698 for the three months ended November 25, 2000, or $192 lower than interest expense of $13,890 for the comparable period in the prior year. The decrease in interest expense is due to the year over year decrease in bank borrowings offset by the impact of higher interest rates on the Company's bank borrowings.

                  Earnings before income taxes in the current quarter were $8,799, as compared to the loss before income taxes of $(66,038) in the prior year's comparable period. Income tax expense for the quarter ended November 25, 2000 was $880.

                  Net earnings were $7,919 or $.30 per share (diluted) for the three months ended November 25, 2000, as compared to $(66,038) or $(2.66) per share (diluted) for the comparable period in the prior year.

           Nine Months Ended November 25, 2000, as Compared to the Results of Operations for the Nine Months Ended November 27, 1999

                  Net sales for the fiscal 2001 nine-month period were $500,651, a decrease of $40,854 or 7.5% over the comparable period in the prior year. The year over year decrease in sales is primarily attributable to lower shipments of seating products, galley structures and discontinued product service revenues. The lower level of seating and galley structures revenues is due to both a lower level of new aircraft deliveries this year vs. last year and last year's problems in our seating business, which have since been resolved.

                  Gross profit was $185,859 or 37.1% of net sales for the nine months ended November 25, 2000, which was $50,943 or 37.8%, higher than the comparable period in the prior year of $134,916 or 24.9% of net sales. The Company's gross margin increased by 1,220 basis points over the gross margin the Company recorded in the prior nine month period which was negatively impacted by manufacturing problems in its seating operations. The current period gross margin improvement was due to the turnaround in the seating business together with the positive impact of the Company's lean manufacturing and continuous improvement programs, which have been substantially aided by information technology investments. Lean manufacturing and continuous improvement programs are enabling the Company to reduce costs, improve quality and productivity and accelerate the order fulfillment cycle.

                  Selling, general and administrative expenses were $71,159 or 14.2% of net sales for the nine months ended November 25, 2000, as compared to $70,576 or 13.0% of net sales in the prior year. The year over year increase in selling, general and administrative expenses was primarily attributable to costs associated with the implementation of lean manufacturing at the Company's principal manufacturing facilities and increased costs, including depreciation expense, associated with the Company's new Enterprise Resource Planning system offset by substantial headcount reductions and elimination of expenses associated with last year's problems in the seating business.

                  Research, development and engineering expenses for the current nine month period were $37,263 or 7.4% of net sales or $3,002 lower than the prior year of $40,265 or 7.4% of net sales. The year over year decrease is primarily due to substantial headcount reductions in our seating and galley operations.

           Nine Months Ended November 25, 2000, as Compared to the Results of Operations for the Nine Months Ended November 27, 1999 (continued)

                  Amortization expense for the nine months ended November 25, 2000 was $17,535 as compared to $17,699 in the prior year.

                  The Company generated operating earnings of $59,902 or 12% of net sales in the current period, as compared to operating earnings of $6,376 or 1.2% of net sales in the prior year.

                  Interest expense for the nine months ended November 25, 2000 was $40,917 or $1,210 greater than interest expense of $39,707 in the prior year. The increase is primarily due to higher interest rates on the Company's bank borrowings.

                  Earnings before income taxes in the current nine month period were $18,985, as compared to $(34,620) in the comparable period in the prior year. Income tax expense in the current period was $1,899 as compared to $6,283 in the prior year.

                  Net earnings were $17,086 or $.67 per share (diluted) for the nine months ended November 25, 2000, as compared to a net loss of $(40,903) or $(1.65) (diluted) for the comparable period in the prior year.



                  [Remainder of page intentionally left blank]

           Liquidity and Capital Resources

                  The Company's liquidity requirements consist of working capital needs, on-going capital expenditures and scheduled payments of interest and principal on indebtedness. B/E's primary requirements for working capital have been related to the reduction of accrued liabilities, including interest, accrued penalties incurred in connection with the fiscal 2000 seating manufacturing problems, incentive compensation, warranty obligations and accrued severance. B/E's working capital was $162,389 as of November 25, 2000, as compared to $129,913 as of February 26, 2000.

                  At November 2000, the Company's cash and cash equivalents were $44,230, as compared to $37,363 at February 26, 2000. Cash provided from operating activities was $28,758 for the nine months ended November 25, 2000. The primary source of cash during the nine months ended November 25, 2000 was net earnings, depreciation and amortization of $49,164, a $10,754 decrease in accounts receivable and inventories, a $4,469 increase in accounts payable offset by a $12,487 increase in other current assets and a $24,677 decrease in accrued liabilities.

                  The Company's capital expenditures were $15,399 and $27,457 during the nine months ended November 25, 2000 and November 27, 1999, respectively. The year over year decrease in capital expenditures is primarily attributable to significant expenditures in the prior year for management information system enhancements and expenditures for plant modernization. The Company anticipates on-going annual capital expenditures of approximately $20,000 for the next several years.

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

                  In  August,   the  Company  announced  that  its  wholly-owned
           subsidiary Advanced Thermal Sciences, Inc. ("ATS") filed a registration statement to effect an initial public offering of 4 million newly-issued shares at an estimated price range of $9-$11 per share. Following this offering, the Company will own the remaining 10 million shares of ATS stock, assuming no exercise of the underwriters' over-allotment option, and expects to receive a $15 million payment from ATS. These proceeds will be used to reduce the Company's debt. There can be no assurance as to the completion of the proposed public offering or the benefits derived from the expected initial public offering of ATS, and the reduction in debt.

           Deferred Tax Assets

                  The Company has established a valuation allowance related to the utilization of its deferred tax assets because of uncertainties that preclude it from determining that it is more likely than not that it will be able to generate taxable income to realize such assets during the operating loss carryforward period, which begins to expire in 2011. Such uncertainties include recent cumulative losses by the Company, the highly cyclical nature of the industry in which it operates, economic conditions in Asia which is impacting the airframe manufacturers and the airlines, the impact of rising fuel prices on the Company's airline customers, the impact of labor disputes involving our airline customers, the Company's high degree of financial leverage, risks associated with the implementation of its integrated management information system, risks associated with its seat manufacturing operations and risks associated with the integration of acquisitions. The Company monitors these uncertainties, as well as other positive and negative factors that may arise in the future, as it assesses the necessity for a valuation allowance for its deferred tax assets.

           New Accounting Pronouncements

           See footnote 5 of the related financial statements.

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


                  [Remainder of page intentionally left blank]

           Forward Looking Statements

                  This report contains forward-looking statements, including statements regarding the future benefits of corrective actions in the Company's seating business, implementation and expected benefits of lean manufacturing and continuous improvement programs, the Company's dealings with customers and partners, the consolidation of facilities, productivity improvements from recent information technology investments, the roll-out of the Company's e-commerce system, ongoing capital expenditures, the adequacy of funds to meet the Company's capital requirements, the ability to refinance the Bank Credit Facility if necessary, completion of and benefits derived from the expected initial public offering of Advanced Thermal Sciences, Inc., and the reduction of debt. These forward-looking statements include risks and uncertainties, and the Company's actual experience may differ materially from that anticipated in such statements. Factors that might cause such a difference include those discussed in the Company's filings with the Securities and Exchange Commission, including its most recent proxy statement and Form 10-K, as well as future events that may have the effect of reducing the Company's available operating income and cash balances, such as unexpected operating losses, the impact of rising fuel prices on our airline customers, delays in, or unexpected costs associated with, the integration of our acquired businesses, conditions in the airline industry, problems meeting customer delivery requirements, the Company's success in winning new or expected refurbishment contracts from customers, capital expenditures, cash expenditures related to possible future acquisitions, further remediation of our Seating
           Products operating problems, labor disputes involving us, our significant customers or airframe manufacturers, the possibility of a write-down of intangible assets, delays or inefficiencies in the introduction of new products or fluctuations in currency exchange rates.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

                  The Company is exposed to a variety of risks, including foreign currency fluctuations and changes in interest rates affecting the cost of its debt.

           Foreign Currency

                  The Company has subsidiary operations primarily in the United Kingdom and Holland and accordingly, the Company is exposed to transaction gains and losses that could result from changes in foreign currency exchange rates. The Company uses the local currency (Pound Sterling and Dutch Guilder, respectively) as the functional currency for its subsidiaries. Translation adjustments resulting from the process of translating foreign currency financial statements into U.S. dollars have grown primarily due to the strengthening of the U.S. Dollar. Translation adjustments were $(17,826) for the nine months ending November 25, 2000 and $(4,455) for the year ending February 26, 2000 and are recorded as adjustments to accumulated other comprehensive loss in the Company's financial statements. The Company actively monitors its foreign exchange exposure and, should circumstances change, intends to implement strategies to reduce its risk at such time that it determines that the benefits of such strategies outweigh the associated costs. There can be no assurance that management's efforts to reduce foreign exchange exposure will be successful.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                       Not applicable.

Item 2.  Changes in Securities                                   Not applicable.

Item 3.  Defaults Upon Senior Securities                         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders     Not applicable.

Item 5.  Other Information                                       None.

Item 6.  Exhibits and Reports on Form 8-K                        None.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       BE AEROSPACE, INC.




Date:  January 3, 2001                  By: /s/ Robert J. Khoury
                                              ----------------------------------
                                              Robert J. Khoury
                                              Vice Chairman and
                                              Chief Executive Officer



Date:  January 3, 2001                  By: /s/ Thomas P. McCaffrey
                                              ----------------------------------
                                              Thomas P. McCaffrey
                                              Corporate Senior Vice President of
                                              Administration and Chief
                                              Financial Officer