Form 10-K/A
period 2000-02-26
BE AEROSPACE INC
filed 2001-05-03
CIK 861361

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

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
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

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

                                      INDEX

                                     PART I

ITEM 1.           Business...............................................................................3

ITEM 2.           Properties............................................................................16

ITEM 3.           Legal Proceedings.....................................................................18

ITEM 4.           Submission of Matters to a Vote of Security Holders...................................18

                                     PART II

ITEM 5.           Market for the Registrant's Common Equity and Related Stockholder
                  Matters...............................................................................19

ITEM 6.           Selected Financial Data...............................................................20

ITEM 7.           Management's Discussion and Analysis of Financial Condition and
                  Results of Operations.................................................................22

ITEM 7a.          Quantitative and Qualitative Disclosures about Market Risk............................33

ITEM 8.           Consolidated Financial Statements and Supplementary Data..............................33

ITEM 9.           Changes in and Disagreements with Accountants on Accounting and
                  Financial Disclosure..................................................................33

                                    PART III

ITEM 10.          Directors and Executive Officers of the Registrant....................................34

ITEM 11.          Executive Compensation................................................................37

ITEM 12.          Security Ownership of Certain Beneficial Owners and Management........................37

ITEM 13.          Certain Relationships and Related Transactions........................................37

                                     PART IV

ITEM 14.          Exhibits, Financial Statement Schedules, and Reports on Form 8-K......................38

                  Index to Consolidated Financial Statements and Schedule..............................F-1

                                     PART I

In this Form 10-K/A when we use the terms the "company," "B/E," "we," "us," and "our," unless otherwise indicated or the context requires, we are referring to BE Aerospace, Inc. and its consolidated subsidiaries. Certain disclosures included in this Form 10-K/A constitute forward-looking statements that are subject to risks and uncertainty. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Forward-Looking Statements."

ITEM 1.  BUSINESS

INTRODUCTION

                                   THE COMPANY

         Our company is the world's largest manufacturer of commercial and general aviation aircraft cabin interior products. We serve virtually all major airlines and a wide variety of general aviation customers and airframe manufacturers. We believe that we have achieved leading global market positions and significant market shares in each of our major product categories, which include:

                  - commercial aircraft seats, including an extensive line of first class, business class, tourist class and commuter aircraft seats, with a worldwide market share of approximately 46%;

                  - a full line of food and beverage preparation and storage equipment, including coffee makers, water boilers, beverage containers, refrigerators, freezers, chillers and ovens, with worldwide market shares for each of these products in excess of 50%;

                  - both chemical and gaseous oxygen delivery systems, with a worldwide market share of approximately 50%; and

                  - general aviation interior products, including an extensive line of executive aircraft seats, indirect overhead lighting systems, oxygen, safety and air valve products, with worldwide market shares in excess of 50%.

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

         Historically, revenues in the airline cabin interior products industry have been derived from five sources:

         - retrofit programs in which airlines purchase new interior furnishings to overhaul the interiors of aircraft already in service,

         - refurbishment programs in which airlines purchase components and services to improve the appearance and functionality of certain cabin interior equipment,

         - new installation programs in which airlines purchase new equipment to outfit a newly delivered aircraft,

         -        spare parts and

         - equipment to upgrade the functionality or appearance of the aircraft interior.

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

         Cabin Interior Structures. This product category includes the design, certification and manufacture of crew rest compartments. Crew rest compartments are utilized by the flight crew during long haul international flights. A crew rest compartment is constructed utilizing lightweight cabin interior technology and incorporating electrical, heating, ventilation and air conditioning and lavatory and sleep compartments. We are the worldwide leader in the design, certification and manufacture of crew rest compartments. This product category also includes galley structures. Galley structures are generally custom designed to accommodate the unique product specifications and features required by a particular carrier. Galley structures require intensive design and engineering work and are among the most sophisticated and expensive of an aircraft's cabin interior products. We provide a variety of galley structures, closets and class dividers, emphasizing sophisticated and higher value-added galleys for wide-body aircraft. We also manufacture lavatories for commercial and freighter aircraft.

         Business Jet Products. This product category includes executive aircraft seating products, lighting, air valves and oxygen delivery systems as well as sidewalls, bulkheads, credenzas, closets, galley structures, lavatories, tables and sofas. We are the industry's leading manufacturer with a broad product line, and have the capability to provide complete interior packages, including all design services, all interior components and program management services for executive aircraft interiors.

         Engineering Services. This product category includes providing engineering design, integration, installation and certification services to the airline industry. Historically, the airlines have relied on in-house engineering resources or consultants to provide such services. As cabin interiors have become increasingly sophisticated and the airline industry increasingly differentiated, the airlines have begun to outsource such services in order to increase speed to market and to improve productivity and reduce costs. The Company provides engineering and structural components for the conversion of passenger aircraft to freighters, as well as the manufacture of other structural components such as crew rest compartments, lavatories and galleys. The Company provides design, integration, installation and certification services for commercial aircraft passenger cabin interiors, offering customers a broad range of capabilities including design, project management, integration, test and certification of reconfigurations for commercial aircraft passenger cabin interiors.

         * We sold a 51% interest in our In-Flight Entertainment ("IFE") business during fiscal 1999 and the remaining 49% interest in fiscal 2000. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         Through February 27, 1999, we operated in the (1) commercial aircraft products, (2) business jet products, (3) engineering services and (4) in-flight entertainment segments of the commercial airline and general aviation industry. Following the sale of its controlling interest in the IFE business, we operated in three segments - (1) commercial aircraft products, (2) business jet products and (3) engineering services. Revenues for similar classes of products or services within these business segments for the fiscal years ended February 2000, 1999 and 1998 are presented below:

                                                                                YEAR ENDED
                                                        ----------------------------------------------------------------
                                                        FEB. 26, 2000             FEB. 27, 1999            FEB. 28, 1998
                                                        -------------             -------------            -------------
    Seating products                                        $ 324,878                  $296,482                 $252,091
    Interior systems products                                 144,832                   137,966                   93,107
    Cabin interior structures                                 110,026                    94,544                   61,707
    Engineering services                                       62,517                    28,700                        -
    Business jet products                                      81,096                    64,856                        -
    In-flight entertainment products                                -                    78,777                   81,094
                                                        -------------             -------------            -------------
    TOTAL REVENUES                                           $723,349                  $701,325                 $487,999
                                                        =============             =============            =============

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

         New Product Development. The aircraft cabin interior products companies are engaged in intensive development and marketing efforts. Such products include full electric "sleeper seats," convertible seats, full face crew masks, advanced telecommunications equipment, protective breathing equipment, oxygen- generating systems, new food and beverage preparation and storage equipment, kevlar barrier nets, de-icing systems, crew rests and cabin management systems.

         Growing Engineering Services Markets. Historically, the airlines have relied primarily on their own in-house engineering resources to provide engineering, design, integration and installation services, as well as services related to repairing or replacing cabin interior products that have become damaged or otherwise non-functional. As cabin interior product configurations have become increasingly sophisticated and the airline industry increasingly competitive, the airlines have begun to outsource such services in order to increase productivity and reduce costs and overhead. Outsourced services include:

         - engineering design, integration, project management, installation and certification services,

         -        modifications and reconfigurations for commercial aircraft and

         -        services related to the support of product upgrades.

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

         Business Jet and VIP Aircraft Fleet Expansion and Related Retrofit Opportunities. General aviation and VIP airframe manufacturers have experienced growth in new aircraft deliveries similar to that which recently occurred in the commercial aircraft industry. According to industry sources, executive jet aircraft deliveries amounted to 343 units in calendar 1996 and 661 units in calendar 1999. Industry sources indicate that executive jet aircraft deliveries should be approximately 595 in calendar 2000. Several new aircraft models, and larger business jets, including the Cessna Citation Excel, the Boeing Business Jet, Bombardier Challenger and Global Express, Gulfstream V, the Falcon 900 and Airbus Business Jet, which have been or are expected to be introduced over the next several years and are expected to be a significant contributor to new general aviation aircraft deliveries going forward. Industry sources indicate that deliveries of business jets from calendar 2001-2004 are expected to range from approximately 520 to 570, and that the number of larger business jets, as described above, as a percentage of total business jet deliveries will increase from 23% in calendar year 1999 to 27% in calendar year 2000. This is important to our company because the typical cost of cabin interior products manufactured for a Cessna Citation is approximately $162,500; whereas the same contents for a larger business jet, such as the Boeing Business Jet could range up to approximately $1,365,200. Advances in engine technology and avionics and the emergence of fractional ownership of executive aircraft are also important growth factors. In addition, the general aviation and VIP aircraft fleet consists of approximately 10,000 aircraft with an average age of approximately 15 years. As aircraft age or ownership changes, operators retrofit and upgrade the cabin interior, including seats, sofas and tables, sidewalls, headliners, structures such as closets, lavatories and galleys, and related equipment including lighting and oxygen delivery systems. In addition, operators generally reupholster or replace seats every five to seven years. We believe that we are well positioned to benefit from the retrofit opportunities due to:

         -        15-year average age of the executive jet fleet,

         - operators who have historically reupholstered their seats may be more inclined to replace these seats with lighter weight, more modern and 16G-compliant seating models and

         - belief that we are the only manufacturer with the capability for cabin interior design services, a broad product line for essentially all cabin interior products and program management services, for true "one-stop shopping."

BUSINESS STRATEGY

         Our business strategy is to maintain a leadership position and to best serve our customers by:

         - offering the broadest and most integrated product lines and services in the industry, including not only new product and follow-on product sales, but also design, integration, installation and certification services as well as maintenance, upgrade and repair services,

         - pursuing a worldwide marketing approach focused by airline and general aviation airframe manufacturers and encompassing our entire product line,

         - pursuing the highest level of quality in every facet of our operations, from the factory floor to customer support,

         -        remaining the technological leader in our industry,

         - enhancing our position in the growing upgrade maintenance, inspection and repair services market and

         - pursuing selective strategic acquisitions in the commercial aircraft and general aviation cabin interior products industries.

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

         Commuter (Regional Jet) Seats. We are the leading manufacturer of regional aircraft seating in both the U.S. and worldwide markets. Our Silhouette(TM) Composite seats are similar to commercial jet seats in comfort and performance but typically do not have as many added comfort features. Consequently, they are lighter weight and require less maintenance.

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

         Coffee Makers. We are the leading manufacturer of aircraft coffee makers, with our equipment currently installed in virtually every type of aircraft for almost every major airline. We manufacture a broad line of coffee makers, coffee warmers and water boilers, including the Flash Brew Coffee Maker, with the capability to brew 54 ounces of coffee in one minute, and a Combi(TM) unit which will both brew coffee and boil water for tea while utilizing 25% less electrical power than traditional 5,000-watt water boilers. We also manufacture a cappuccino/espresso maker.

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

CUSTOMER SERVICE

         We believe that our customers place a high value on customer service and product support and that such service is a critical factor in our industry. The key elements of such service include:

         - rapid response to requests for engineering designs, proposal requests and technical specifications,

         -        flexibility with respect to customized features,

         -        on-time delivery,

         - immediate availability of spare parts for a broad range of products and

         - prompt attention to customer problems, including on-site customer training.

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


                                                                                                        FACILITY
                                                                                                          SIZE
                 LOCATION                                    PRODUCTS AND FUNCTION                     (SQ. FEET)        OWNERSHIP
                 --------                                    ---------------------                     ----------        ---------
CORPORATE
Wellington, Florida....................      Corporate headquarters, marketing and sales, customer
                                             service and product support, finance, human
                                             resources, legal                                            17,700            Owned

SEATING PRODUCTS
Litchfield, Connecticut................      Manufacturing and warehousing, customer service and
                                             product support, research and development, finance         147,700            Owned
                                             and administration

Winston-Salem, North Carolina..........      Manufacturing and warehousing, customer service and        264,800            Owned
                                             product support, research and development, finance

Leighton Buzzard, England..............      Manufacturing and warehousing, customer service and
                                             product support, finance                                   114,000            Owned

Kilkeel, Northern Ireland..............      Manufacturing and warehousing, customer service and         38,500            Owned
                                             product support, finance

INTERIOR SYSTEMS
Delray Beach, Florida..................      Manufacturing and warehousing, research and                 52,000            Owned
                                             development, finance and administration

Anaheim, California....................      Manufacturing and warehousing, research and
                                             development, finance                                        98,000            Leased

Lenexa, Kansas.........................      Manufacturing and warehousing, customer service and
                                             product support, finance                                    80,000            Owned

Nieuwegein, The Netherlands............      Manufacturing and warehousing, research and
                                             development, finance                                        39,000            Leased

GENERAL AVIATION AND VIP PRODUCTS
Ft. Lauderdale, Florida...............       Marketing and sales, finance and administration              7,000            Leased

Miami, Florida.........................      Manufacturing and warehousing, research and                106,300            Leased
                                             development, finance                                        52,400            Owned

Holbrook, New York.....................      Manufacturing and warehousing, research and                 20,100            Leased
                                             development, finance

Fenwick, West Virginia.................      Manufacturing and warehousing, research and
                                             development, customer service and product support,         132,600            Owned
                                             finance

GLOBAL CUSTOMER SERVICE AND PRODUCT SUPPORT
Various service centers in North America
    and Europe.........................      Upgrade, maintenance, inspection and repair                160,900            Leased


FLIGHT STRUCTURE AND ENGINEERING SERVICES
Arlington, Washington..................      Manufacturing and warehousing, research and                130,200            Leased
                                             development, customer service and product support,
                                             finance and administration

Jacksonville, Florida..................      Manufacturing and warehousing, research and
                                             development, customer service and product support,          75,000            Owned
                                             finance

Dafen, Wales...........................      Manufacturing and warehousing, research and
                                             development, customer service and product support,
                                             finance                                                     80,000            Owned

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      During the last quarter of the fiscal year covered by this Form 10-K/A, we did not submit any matters to a vote of security holders, through the solicitation of proxies or otherwise.


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


                  [Remainder of page intentionally left blank]

ITEM 6.  SELECTED FINANCIAL DATA
(In thousands, except per share data)

On January 24, 1996, we acquired all of the stock of Burns Aerospace Corporation. During fiscal 1999, we completed the following acquisitions: (1) On March 27, 1998, we acquired all of the stock of Aerospace Interiors; (2) on April 13, 1998, we acquired all of the stock of PBASCO; (3) on April 21, 1998, we acquired all of the stock of AMP; (4) on July 30, 1998, we acquired all of the stock of ALC; (5) on August 7, 1998, we acquired all of the stock of SMR; and (6) on September 3, 1998, we acquired all of the galley equipment business assets of CF Taylor. We sold a 51% interest in our In-Flight Entertainment business on February 25, 1999 and completed the sale of our remaining 49% equity interest on October 5, 1999. The financial data as of and for the fiscal years ended February 26, 2000, February 27, 1999, February 28, 1998, February 22, 1997 and February 24, 1996 have been derived from financial statements that have been audited by our independent auditors. The following financial information is qualified by reference to, and should be read in conjunction with, our financial statements, including notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K/A.


                                                                                                  YEAR ENDED
                                                            FEB. 26,        FEB. 27,        FEB. 28,       FEB. 22,     FEB. 24,
                                                             2000             1999            1998           1997         1996
                                                          ---------       ---------       ---------       ---------   ---------
STATEMENTS OF OPERATIONS DATA:
Net sales ..............................................   $ 723,349       $ 701,325       $ 487,999       $ 412,379   $ 232,582
Cost of sales ..........................................     543,682(a)      522,875(c)      309,094         270,557     160,031
                                                          ---------       ---------       ---------       ---------   ---------
Gross profit ...........................................     179,667         178,450         178,905         141,822      72,551
Operating expenses:
  Selling, general and administrative ..................   94,891 (a)         83,648          58,622          51,734      42,000
  Research, development and engineering ................   54,004 (a)         56,207          45,685          37,083   58,327 (h)
  Amortization .........................................      24,076          22,498          11,265          10,607       9,499
  Transaction gain, expenses and other expenses ........        --         53,854 (d)          4,664(f)         --     4,170 (i)
                                                           ---------       ---------       ---------       ---------   ---------
Operating earnings (loss) ..............................       6,696(b)      (37,757)(e)      58,669          42,398     (41,445)
Equity in losses of unconsolidated subsidiary ..........       1,289            --              --              --          --
Interest expense, net ..................................      52,921          41,696          22,765          27,167      18,636
                                                           ---------       ---------       ---------       ---------   ---------
Earnings (loss) before income taxes,
  extraordinary item and cumulative effect of
  accounting change ....................................     (47,514)        (79,453)         35,904          15,231     (60,081)
Income taxes ...........................................       3,283           3,900           5,386           1,522        --
                                                           ---------       ---------       ---------       ---------   ---------
Earnings (loss) before extraordinary item and
  cumulative effect of accounting change ...............     (50,797)        (83,353)         30,518          13,709     (60,081)
Extraordinary item .....................................        --              --             8,956(g)         --          --
                                                           ---------       ---------       ---------       ---------   ---------
Earnings (loss) before cumulative effect of
accounting change ......................................     (50,797)        (83,353)         21,562          13,709     (60,081)

Cumulative effect of accounting change .................        --              --              --              --     (23,332) (h)
                                                           ---------       ---------       ---------       ---------   ---------
Net earnings (loss) ....................................   $ (50,797)(b)   $ (83,353)(e)   $  21,562       $  13,709   $ (83,413)
                                                           =========       =========       =========       =========   =========
Basic earnings (loss) per share:
Earnings (loss) before extraordinary item and
   cumulative ..........................................   $   (2.05)(b)   $   (3.36)(e)   $    1.36       $     .77   $   (3.71)

Extraordinary item .....................................        --              --         (.40) (g)            --          --
Cumulative effect of accounting change .................        --              --              --              --     (1.44) (h)
                                                           ---------       ---------       ---------       ---------   ---------
Net earnings (loss) ....................................   $   (2.05)      $   (3.36)      $     .96       $     .77   $   (5.15)
                                                           =========       =========       =========       =========   =========

Weighted average common shares .........................      24,764          24,814          22,442          17,692      16,185
Diluted earnings (loss) per share:
Earnings (loss) before extraordinary item and
   cumulative ..........................................   $   (2.05)(b)   $   (3.36)(e)   $    1.30       $     .72   $   (3.71)
effect of change in accounting principle
Extraordinary item .....................................        --              --              (.38)(g)        --          --
Cumulative effect of accounting change .................        --              --              --              --         (1.44)(h)
                                                           ---------       ---------       ---------       ---------   ---------
Net earnings (loss) ....................................   $   (2.05)      $   (3.36)      $     .92       $     .72   $   (5.15)
                                                           =========       =========       =========       =========   =========

Weighted average common shares (diluted basis)  ........      24,764          24,814          23,430          19,097      16,185
BALANCE SHEET DATA (END OF PERIOD):
Working capital ........................................   $ 129,913       $ 143,423       $ 262,504       $ 122,174   $  41,824
Total assets ...........................................     881,789         904,299         681,757         491,089     433,586
Long-term debt .........................................     618,202         583,715         349,557         225,402     273,192
Stockholders' equity ...................................      64,497         115,873         196,775         165,761      44,157

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

     Research, development and engineering expenses were $56,207 (8.0% of net sales) during fiscal 1999, an increase of $10,522 over the prior year. The increase in research, development and engineering expense is primarily attributable to on-going new product development activities and the 1999 Acquisitions.

     Amortization expense for fiscal 1999 of $22,498 was $11,233 greater than the amount recorded in the prior year and is due to the 1999 Acquisitions.

     Based on management's assumptions, a portion of the purchase price for the 1999 Acquisitions was allocated to purchased in-process research and development that had not reached technological feasibility and had no future alternative use. During fiscal 1999, we recorded a charge of $79,155 for the write-off of acquired in-process research and development and other acquisition-related expenses. Such amount has been presented as a component of transaction gain, expenses and other expenses in the accompanying financial statements. Management estimates that the research and development cost to complete the in-process research and development related to projects will aggregate approximately $11,000, which will be incurred over a five-year period.


     In February 1999, we sold a 51% interest in IFE to Sextant for an initial cash purchase price of $62,000. The final purchase price will be determined on the basis of the operating results for the joint venture over its initial two years of operations and could range from $47,000 to $87,000; accordingly, $15,000 of the proceeds were deferred as of February 25, 1999, and are included in other liabilities in the accompanying financial statements as of February 27, 1999. We recorded a gain on this transaction of approximately $25,301, which has been reflected as a component of transaction gain, expenses and other expenses in the accompanying financial statements.

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

     At February 26, 2000, cash and cash equivalents were $37,363, as compared to $39,500 at February 27, 1999. Cash provided from operating activities was $16,886 for fiscal 2000. The primary source of cash during fiscal 2000 was non-cash charges for depreciation and amortization of $42,237, a decrease in accounts receivable of $36,448 and an increase in payables, accruals and current taxes of $4,756, offset by a use of cash of $18,910 related to increases in inventories and other current assets.

     Our capital expenditures were $33,169 and $37,465 during fiscal 2000 and 1999, respectively. Our capital expenditure spending over the past two years was primarily attributable to:

     -    acquisitions completed during fiscal 1999,

     -    the purchase of previously leased facilities,

     - the development of a new management information system to replace our existing systems, many of which were inherited in acquisitions and

     -    expenditures for plant modernization.

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

     In January 1996, we sold $100,000 of 9 7/8% Senior Subordinated Notes (the "9 7/8% Notes"). In February 1998, we sold $250,000 of 8% Senior Subordinated Notes (the "8% Notes"). In conjunction with the sale of the 8% Notes, we initiated a tender offer for the $125,000 of 9 3/4% Senior Notes due 2003 (the "9 3/4% Notes"). The net proceeds from the sale of the 8% Notes of approximately $240,419 were used:

     - for the tender offer (which expired on February 25, 1998) in which approximately $101,800 of the 9 3/4% Notes were retired,

     -    to call the remaining 9 3/4% Notes on March 16, 1998 and

     - together with the proceeds from the Bank Credit Facility, to partially fund the 1999 Acquisitions.

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

YEAR 2000 COSTS

     We have successfully addressed the year 2000 ("Y2K") problem. Our achievement was accomplished through focus and execution in the following areas:

     -    Assessment

     -    Remediation and Testing

     -    Program to Assess and Monitor Progress of Third Parties

     A Y2K compliant Enterprise Resource Planning ("ERP") application was implemented in nine of our facilities, including our largest operating facilities. We also upgraded our remaining sites' ERP applications to Y2K certified releases, as well as shop floor microchip enhanced equipment. In all cases, at every facility, there were no material issues resulting from Y2K.

     We also contacted all vendors and compiled an electronic file of correspondence tracking and measuring vendor Y2K compliance capabilities. There have been no material Y2K related issues related to delivery of product from our vendors.

     We ensured our communications infrastructure, including, but not limited to, hubs, routers, personal computers, desktop software, frame relay, PBX's, T1's, vendors and servers, were Y2K ready. No interruption of business resulted from Y2K issues.

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

     The aggregate impact of these operating inefficiencies, penalties, and product line rationalization costs was to increase cost of sales and operating expenses by $94,375 during fiscal 2000. We believe we have addressed the problems we identified through a number of current initiatives. Future margin expansion will largely depend on the success of our seating business in four areas:

     -    achieving planned efficiencies for recently-introduced products,

     - optimizing manufacturing processes with the new management information system,

     -    successfully implementing lean manufacturing techniques and

     -    rationalizing facilities and personnel.

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

     The degree of our leverage could have important consequences to purchasers or holders of our common stock, including:

     - limiting our ability to obtain additional financing to fund our growth strategy, working capital, capital expenditures, debt service requirements or other purposes,

     - limiting our ability to use operating cash flow in other areas of our business because we must dedicate a substantial portion of these funds to make principal payments and fund debt service,

     - increasing our vulnerability to adverse economic and industry conditions and

     - increasing our vulnerability to interest rate increases because borrowings under our Bank Credit Facility are at variable interest rates.

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

General Aviation Acquisitions; Ability to Integrate Acquired Businesses; Additional Capital Requirements

     Between 1989 and January 1996, we acquired nine companies. During fiscal 1999, we acquired six additional companies. See "Business-Introduction." Through several of these recent acquisitions, we have expanded our activities from the commercial to the general aviation market. There can be no assurance that we will be successful in entering the general aviation market. We intend to consider future strategic acquisitions in the commercial airline and general aviation cabin interior industries, some of which could be material to us. We are in discussions from time to time with one or more third parties regarding possible acquisitions. As of the date of this Form 10-K/A, we have no agreement or understanding on any acquisition. Our ability to continue to achieve our goals will depend upon our ability to integrate effectively the recent and any future acquisitions and to achieve cost efficiencies. Although we have been successful in the past in doing so, we may not continue to be successful. See "Business-Competitive Strengths."

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

Risks Associated with the Conversion by Certain EU Member States to the "Euro"

     We may be exposed to certain risks as a result of the conversion by certain European Union ("EU") member states of their respective currencies to the "Euro" as legal currency beginning on January 1, 1999. The conversion rates between such member states' currencies and the Euro will be fixed by the Council of the European Union. Risks related to the conversion to the Euro could include, among other things:

     -    effects on pricing due to increased cross-border price transparency,

     - costs of modifying information systems, including both software and hardware,

     - costs of relying on third parties whose systems also require modification,

     - changes in the conduct of business and in the principal markets for our products and services and

     -    changes in currency exchange rate risk.

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

FORWARD-LOOKING STATEMENTS

     This Form 10-K/A includes forward-looking statements based on our current expectations, assumptions, estimates and projections about our company and our industry. These forward-looking statements involve risks and uncertainties. Our actual experience may differ materially from that anticipated in such statements. Factors that might cause such a difference include, but are not limited to, those discussed in "Risk Factors," as well as future events that may have the effect of reducing our available operating income and cash balances, such as:

-    unexpected operating losses,

-    the impact of rising fuel prices on our airline customers,

- delays in, or unexpected costs associated with, the integration of our acquired businesses,

- conditions in the airline industry, - problems meeting customer delivery requirements,

-    new or expected refurbishments,

-    capital expenditures,

-    cash expenditures related to possible future acquisitions,

-    further remediation of our Seating Products operating problems,

- labor disputes involving us, our significant customers or airframe manufacturers,

-    the possibility of a write-down of intangible assets,

-    delays or inefficiencies in the introduction of new products or

-    fluctuations in currency exchange rates.

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

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this section is set forth beginning from page F-1 of this Form 10-K/A.

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

TITLE                                           AGE     POSITION
-----                                           ---     --------
Amin J. Khoury............................      61      Chairman of the Board

Robert J. Khoury..........................      58      Vice Chairman of the
                                                        Board, Chief Executive
                                                        Officer and Director

Thomas P. McCaffrey.......................      46      Corporate Senior Vice
                                                        President of
                                                        Administration, Chief
                                                        Financial Officer and
                                                        Assistant Secretary

Edmund J. Moriarty........................      56      Corporate Vice
                                                        President-Law, General
                                                        Counsel and Secretary

Jeffrey P. Holtzman.......................      44      Vice President-Finance,
                                                        Treasurer and Assistant
                                                        Secretary

Stephen R. Swisher........................      41      Vice President and
                                                        Controller

Marco C. Lanza............................      43      Executive Vice President
                                                        and General Manager,
                                                        General Aviation/VIP
                                                        Products and Flight
                                                        Structures and
                                                        Engineering Services

Michael B.  Baughan.......................      41      Group Vice President and
                                                        General Manager, Seating
                                                        Products

Roman G. Ptakowski........................      51      Group Vice President and
                                                        General Manager,
                                                        Interior Systems

Scott A. Smith............................      45      Group Vice President and
                                                        General Manager, Global
                                                        Customer Service and
                                                        Product Support and
                                                        Marketing and Sales

Jim C. Cowart.............................      48      Director*

Richard G. Hamermesh......................      52      Director*

Brian H. Rowe.............................      68      Director**

Hansjoerg Wyss............................      64      Director**

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement is incorporated by reference herein. As of April 24, 2001, Hanjorg Wyss owns 1,856,109 shares of Common Stock and options to purchase 27,500 shares of Common Stock for an aggregate beneficial ownership of 1,883,609 shares. As of April 23, 2001, at which time there were 29,153,604 shares of Common Stock issued and outstanding, this represented 6.45% of the outstanding Common Stock. This information is derived from a Schedule 13D/A filed by Hansjorg Wyss with the Securities and Exchange Commission on April 24, 2001.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information set forth under the caption "Certain Relationships and Related Transactions" in the Proxy Statement is incorporated by reference herein.




                [Remainder of this page intentionally left blank]

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   The following documents are filed as part of this Form 10-K/A:

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

      3. Exhibits - The exhibits listed in the following "Index to Exhibits" are filed with this Form 10-K/A or incorporated by reference as set forth below.

(b) The following reports and registration statements were filed during the quarter ended February 26, 2000.

      1. Form S-8 related to registration of shares, filed on February 16, 2000.

(c) The exhibits listed in the following "Index to Exhibits" are filed with this Form 10-K/A or incorporated by reference as set forth below.

(d)   Additional Financial Statement Schedules - None.

                                INDEX TO EXHIBITS

Exhibit
Number                             Description
------                             -----------
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

Exhibit
Number                             Description
------                             -----------
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

10.39               Amendment No. 1 to Employment Agreement dated November 12,
                    1998 between the Registrant and Amin J. Khoury (19)

10.40               Amendment No. 1 to Employment Agreement dated November 12,
                    1998 between the Registrant and Robert J. Khoury (19)

10.41 Amendment No. 1 to Amended and Restated Employment Agreement dated November 12, 1998 between the Registrant and Thomas P.
                    McCaffrey (19)

Exhibit
Number                             Description
------                             -----------
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

10.47 B/E Aerospace, Inc. Savings Plan Financial Statements for the years ended December 31, 1998 and 1997 and Independent
                    Auditors' Report (20)

10.48               Supplemental Executive Money Purchase Retirement Plan (21)

10.49               First Amendment to the Supplemental Executive Money Purchase
                    Retirement Plan (21)

10.50               Supplemental Executive Deferred Compensation Plan III (21)

10.51               Amendment to the Amended and Restated 1989 Stock Option Plan
                    (22)

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

Exhibit 21          Subsidiaries of the Registrant

21.1                Subsidiaries *

Exhibit 23          Consents of Experts and Counsel

23.1                Consent of Independent Accountants - Deloitte & Touche LLP*

Exhibit 27          Financial Data Schedule

27.1                Financial Data Schedule for the year ended February 26,
                    2000*

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

(25) Incorporated by reference to the Company's Registration Statement on Form S-8 (No. 333-30578), filed with the Commission on February 16, 2000.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     BE AEROSPACE, INC.


                                     By  /s/ Robert J. Khoury
                                       -----------------------------------------
                                       Vice Chairman and Chief Executive Officer


Dated:  May 2, 2001


Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K/A has been signed on May 1, 2000 by the following persons on behalf of the registrant in the capacities indicated.

     Signature                                   Title
     ---------                                   -----
                        Corporate Senior Vice President of Administration, Chief
___________________     Financial Officer and Assistant Secretary
Thomas P. McCaffrey     (principal financial and accounting officer)

ITEM 8.  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

                                                                                             Page
                                                                                             ----
Independent Auditors' Report                                                                  F-2

Financial Statements:

         Consolidated Balance Sheets, February 26, 2000 and February 27, 1999                 F-3

         Consolidated Statements of Operations and Comprehensive                              F-4
         Income (Loss) for the Years Ended February 26, 2000, February 27, 1999
         and February 28, 1998

         Consolidated Statements of Stockholders' Equity for the Years Ended                  F-5
         February 26, 2000, February 27, 1999 and February 28, 1998

         Consolidated Statements of Cash Flows for the Years Ended February 26,               F-6
         2000, February 27, 1999 and February 28, 1998

         Notes to Consolidated Financial Statements for the Years Ended February              F-7
         26, 2000, February 27, 1999 and February 28, 1998

Financial Statement Schedule:

         Schedule II - Valuation and Qualifying Accounts for the Years Ended                 F-24
         February 26, 2000, February 27, 1999 and February 28, 1998


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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of BE Aerospace, Inc. and subsidiaries as of February 26, 2000 and February 27, 1999, and the results of their operations and their cash flows for each of the three fiscal years in the period ended February 26, 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     As discussed in Note 15, the disclosures relating to the Company's reportable segments have been restated.

DELOITTE & TOUCHE LLP




Costa Mesa, California
April 7, 2000, (May 2, 2001, as to the
effects of the restatement
discussed in Note 15)

CONSOLIDATED BALANCE SHEETS, FEBRUARY 26, 2000 AND FEBRUARY 27, 1999 (In thousands, except share data)

ASSETS                                                               2000            1999
                                                                  ---------       ---------
Current Assets:
    Cash and cash equivalents                                     $  37,363       $  39,500
    Accounts receivable - trade, less allowance for doubtful
       accounts of $3,883 (2000) and $2,633 (1999)                  103,719         140,782
    Inventories, net                                                127,230         119,247
    Other current assets                                             35,291          14,086
                                                                  ---------       ---------
       Total current assets                                         303,603         313,615
                                                                  ---------       ---------

Property and equipment, net                                         152,350         138,730
Intangibles and other assets, net                                   425,836         451,954
                                                                  ---------       ---------
                                                                  $ 881,789       $ 904,299
                                                                  =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts payable                                              $  60,824       $  63,211
    Accrued liabilities                                             109,143          97,065
    Current portion of long-term debt                                 3,723           9,916
                                                                  ---------       ---------
       Total current liabilities                                    173,690         170,192
                                                                  ---------       ---------

Long-term debt                                                      618,202         583,715
Other liabilities                                                    25,400          34,519

Commitments and contingencies (Note 11)                                  --              --

Stockholders' Equity:
    Preferred stock, $0.01 par value; 1,000,000 shares
       authorized; no shares outstanding                                 --              --
    Common stock, $0.01 par value; 50,000,000 shares
       authorized; 24,931,307 (2000) and 24,602,915 (1999)
       shares issued and outstanding                                    249             246
    Additional paid-in capital                                      249,682         245,809
    Accumulated deficit                                            (174,874)       (124,077)
    Accumulated other comprehensive loss                            (10,560)         (6,105)
                                                                  ---------       ---------
       Total stockholders' equity                                    64,497         115,873
                                                                  ---------       ---------
                                                                  $ 881,789       $ 904,299
                                                                  =========       =========

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED FEBRUARY 26, 2000, FEBRUARY 27, 1999 AND FEBRUARY 28, 1998 (In thousands, except per share data)

                                                                        Year Ended
                                                    --------------------------------------------------
                                                    February 26,       February 27,       February 28,
                                                            2000               1999               1998
                                                            ----               ----               ----
 Net sales                                             $ 723,349          $ 701,325          $ 487,999

 Cost of sales (Note 3)                                  543,682            522,875            309,094
                                                       ---------          ---------          ---------

 Gross profit                                            179,667            178,450            178,905
 Operating Expenses:
 Selling, general and administrative                      94,891             83,648             58,622
 Research, development and engineering                    54,004             56,207             45,685
 Amortization of intangible assets                        24,076             22,498             11,265
 Transaction gain, expenses
     and other expenses (Note 4)                              --             53,854              4,664
                                                       ---------          ---------          ---------
        Total operating expenses                         172,971            216,207            120,236
                                                       ---------          ---------          ---------

 Operating earnings (loss)                                 6,696            (37,757)            58,669

 Equity in losses of unconsolidated subsidiary             1,289                 --                 --

 Interest expense, net                                    52,921             41,696             22,765
                                                       ---------          ---------          ---------
 Earnings (loss) before income taxes and
     extraordinary item                                  (47,514)           (79,453)            35,904
 Income taxes                                              3,283              3,900              5,386
                                                       ---------          ---------          ---------
 Earnings (loss) before extraordinary item               (50,797)           (83,353)            30,518

 Extraordinary item                                           --                 --              8,956
                                                       ---------          ---------          ---------
 Net earnings (loss)                                   $ (50,797)         $ (83,353)         $  21,562

 Other comprehensive income (loss):
     Foreign exchange translation adjustment              (4,455)            (3,086)            (2,137)
                                                       ---------          ---------          ---------

 Comprehensive income (loss)                           $ (55,252)         $ (86,439)         $  19,425
                                                       =========          =========          =========

 Basic earnings (loss) per share:

   Earnings (loss) before extraordinary item           $   (2.05)         $   (3.36)         $    1.36
   Extraordinary item                                         --                 --              (0.40)
                                                       ---------          ---------          ---------
   Net earnings (loss)                                 $   (2.05)         $   (3.36)         $    0.96
                                                       =========          =========          =========
   Weighted average common shares                         24,764             24,814             22,442
                                                       =========          =========          =========

 Diluted earnings (loss) per share:

   Earnings (loss) before extraordinary item           $   (2.05)         $   (3.36)         $    1.30
   Extraordinary item                                         --                 --               (.38)
                                                       ---------          ---------          ---------
   Net earnings (loss)                                 $   (2.05)         $   (3.36)         $    0.92
                                                       =========          =========          =========
   Weighted average common shares                         24,764             24,814             23,430
                                                       =========          =========          =========

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED FEBRUARY 26, 2000, FEBRUARY 27, 1999 AND FEBRUARY 28, 1998 (in thousands)

                                                                                                    Accumulated
                                            Common Stock       Additional                                 Other              Total
                                            ------------          Paid-in        Accumulated      Comprehensive      Stockholders'
                                         Shares      Amount       Capital            Deficit               Loss             Equity
                                         ------      ------       -------            -------               ----             ------
Balance, February 22, 1997               21,893   $     219     $ 228,710          $ (62,286)         $    (882)         $ 165,761
  Sale of stock under
     employee stock purchase plan            88           1         1,796                 --                 --              1,797
  Exercise of stock options                 852           9         8,106                 --                 --              8,115
  Employee benefit plan
     matching contribution                   59          --         1,677                 --                 --              1,677
  Net earnings                               --          --            --             21,562                 --             21,562
  Foreign currency translation
     adjustment                              --          --            --                 --             (2,137)            (2,137)
                                         ------   ---------     ---------          ---------          ---------          ---------
Balance, February 28, 1998               22,892         229       240,289            (40,724)            (3,019)           196,775
  Sale of stock under
     employee stock purchase plan           151           1         2,167                 --                 --              2,168
  Exercise of stock options                 292           3         3,829                 --                 --              3,832
  Employee benefit plan
     matching contribution                  101           1         2,300                 --                 --              2,301
  Issuance of stock in conjunction
     with acquisition of SMR (Note 2)     4,000          40       117,960                 --                 --            118,000
  Repurchase of stock in
     conjunction with acquisition
     of SMR (Note 2)                     (4,000)        (40)     (117,960)                --                 --           (118,000)
  Impact of immaterial poolings
     (Note 2)                             1,167          12        (2,776)                --                 --             (2,764)
  Net loss                                   --          --            --            (83,353)                --            (83,353)
  Foreign currency translation
     adjustment                              --          --            --                 --             (3,086)            (3,086)
                                         ------   ---------     ---------          ---------          ---------          ---------
Balance, February 27, 1999               24,603         246       245,809           (124,077)            (6,105)           115,873
  Sale of stock under
     employee stock purchase plan           107           1         1,335                 --                 --              1,336
  Exercise of stock options                  49          --           442                 --                 --                442
  Employee benefit plan
     matching contribution                  172           2         2,096                 --                 --              2,098
  Net loss                                   --          --            --            (50,797)                --            (50,797)
  Foreign currency translation
     adjustment                              --          --            --                 --             (4,455)            (4,455)
                                         ------   ---------     ---------          ---------          ---------          ---------
Balance, February 26, 2000               24,931   $     249     $ 249,682          $(174,874)         $ (10,560)         $  64,497
                                         ======   =========     =========          =========          =========          =========

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED FEBRUARY 26, 2000, FEBRUARY 27, 1999 AND FEBRUARY 28, 1998 (Dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:                                2000               1999               1998
                                                                     ----               ----               ----
  Net earnings (loss)                                           $ (50,797)         $ (83,353)         $  21,562
  Adjustments to reconcile net earnings (loss) to
     net cash flows provided by operating activities:
       Acquisition-related expenses                                    --             79,155                 --
       Gain on sale of 51% interest in subsidiary                      --            (25,301)                --
       Extraordinary item                                              --                 --              8,956
       Depreciation and amortization                               42,237             40,690             24,160
       Deferred income taxes                                        1,054               (277)              (460)
       Non-cash employee benefit plan contributions                 2,098              2,301              1,677
  Changes in operating assets and liabilities, net of
     effects from acquisitions:
       Accounts receivable                                         36,448            (21,407)           (14,665)
       Inventories                                                 (8,764)           (10,935)           (28,597)
       Other current assets                                       (10,146)            (5,514)            (5,141)
       Payables, accruals and current taxes                         4,756             39,856              2,106
                                                                ---------          ---------          ---------
Net cash flows provided by operating activities                    16,886             15,215              9,598
                                                                ---------          ---------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                            (33,169)           (37,465)           (28,923)
  Change in intangibles and other assets                          (16,250)           (19,429)           (15,686)
  Acquisitions, net of $3,910 cash acquired                            --           (231,690)                --
  Net proceeds on sale of 51% interest in subsidiary                   --             61,735                 --
                                                                ---------          ---------          ---------
Net cash flows used in investing activities                       (49,419)          (226,849)           (44,609)
                                                                ---------          ---------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under revolving lines of credit                   28,924             36,267              5,450
  Proceeds from issuance of stock, net of expenses                  1,759              6,000             11,611
  Principal payments on long-term debt                                 --            (31,714)          (101,808)
  Repurchase of common stock originally issued
     in conjunction with acquisition of SMR Aerospace                  --           (118,000)                --
  Proceeds from long-term debt                                         --            194,137            240,419
                                                                ---------          ---------          ---------
Net cash flows provided by financing activities                    30,683             86,690            155,672
                                                                ---------          ---------          ---------

Effect of exchange rate changes on cash flows                        (287)              (241)              (125)
                                                                ---------          ---------          ---------

Net increase (decrease) in cash and cash equivalents               (2,137)          (125,185)           120,536
Cash and cash equivalents, beginning of year                       39,500            164,685             44,149
                                                                ---------          ---------          ---------
Cash and cash equivalents, end of year                          $  37,363          $  39,500          $ 164,685
                                                                =========          =========          =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during year for:
  Interest, net                                                 $  51,745          $  27,994          $  25,065
  Income taxes, net                                                 4,902              4,570              5,012
Interest capitalized in computer equipment and software             1,474              2,088                467

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

       Accounts receivable                                    $ 10,200
       Inventories                                              12,000
       Other current assets                                        200
       Property, plant and equipment                             4,700
       Intangible assets                                        38,800
       Purchased in-process research and development and
        acquisition-related expenses                            13,000
                                                              --------
                                                              $ 78,900
                                                              ========

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

       Accounts receivable                                       $   8,300
       Inventories                                                   2,045
       Other current assets                                          1,400
       Property, plant and equipment                                 5,400
       Intangible and other assets                                  93,700
       Purchased in-process research and development and
        acquisition-related expenses                                19,255
                                                                 ---------
                                                                 $ 130,100
                                                                 =========

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

       Accounts receivable                                       $ 11,700
       Inventories                                                  9,700
       Other current assets                                         1,400
       Property, plant and equipment                                6,100
       Intangible and other assets                                 98,300
       Purchased in-process research and development and
        acquisition-related expenses                               46,900
                                                                 --------
                                                                 $174,100
                                                                 ========

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

       Accounts receivable                              $ 7,500
       Inventories                                        7,600
       Other current assets                                 100
       Property, plant and equipment                      3,700
       Intangible and other assets                       22,700
                                                        -------
                                                        $41,600
                                                        =======

In-Flight Entertainment Business

     On February 25, 1999, the Company completed the sale of a 51% interest in its In-Flight Entertainment ("IFE") business to Sextant Avionique, Inc. ("Sextant"), a wholly owned subsidiary of Sextant Avionique, S.A. (the "IFE Sale"). The Company sold its 51% interest in IFE for $62,000 in cash. Terms of the purchase agreement provided for the final price for the 51% interest to be determined on the basis of operating results for the IFE business over the two-year period ending February 28, 2001. The Company used substantially all of the proceeds from the IFE Sale to repay a portion of its bank line of credit. On October 5, 1999, the Company completed the sale of its remaining 49% equity interest in IFE to Sextant and this sale did not result in a significant gain. Total consideration for 100% of its equity interest in IFE, intra-entity obligations and for the provision of marketing, product and technical consulting services will range from a minimum of $93,600 up to $123,300 (inclusive of the $62,000 received in February 1999 for the sale of a 51% interest in IFE). Terms of the agreement provide for the Company to receive payments of $15,675 on October 5, 2000 and 2001, which are included in other current assets and intangibles and other assets, net, in the accompanying financial statements as of February 26, 2000.A third and final payment will be based on the actual sales and booking performances over the period from March 1, 1999 to December 31, 2001.

Pro Forma Information

The following pro forma unaudited financial data is presented to illustrate the estimated effects of the 1999 Acquisitions and the IFE sale as if these transactions had occurred as of the beginning of each fiscal year presented.

                                                      2000               1999               1998
                                                      ----               ----               ----
       Net sales                                 $ 723,349          $ 689,816          $ 597,182
       Net earnings (loss)                         (49,508)           (32,728)             9,983
       Diluted earnings (loss) per share         $   (2.00)         $   (1.32)         $    0.43

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

3. RESTRUCTURING PLAN AND NEW PRODUCT INTRODUCTION COSTS

     During the fourth quarter of fiscal 1999, the Company began to implement a restructuring plan designed to lower its cost structure and improve its long-term competitive position. This plan includes consolidating seven facilities reducing the total number from 21 to 14, reducing its employment base by approximately 8% and rationalizing its product offerings.The cost of the restructuring, along with costs associated with new product introductions, was $87,825 and was charged to cost of sales, of which $62,497 is related to North American facilities. The restructuring costs and charges are comprised of $61,089 related to impaired inventories and property, plant and equipment as a result of the rationalization of its product offerings and severance and related separation costs, lease termination and other costs of $4,949. New product introduction costs aggregated $21,787.

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

     The following table summarizes the restructuring costs:

                                                                 Utilized in      Balance at     Utilized in        Balance at
                                                    Original     Fiscal 1999   Feb. 27, 1999     Fiscal 2000     Feb. 26, 2000
                                                    --------     -----------   -------------     -----------     -------------
Severance, lease termination and other costs         $ 4,949         $   651         $ 4,298         $ 4,298                --
Impaired inventories, property and equipment          61,089          41,178          19,911          19,911                --
                                                     -------         -------         -------         -------           -------
                                                     $66,038         $41,829         $24,209         $24,209                --
                                                     =======         =======         =======         =======           =======

4.       TRANSACTION GAIN, EXPENSES AND OTHER EXPENSES

         As a result of the acquisitions of PBASCO, AMP and SMR, the Company recorded a charge aggregating $79,155 for the write-off of acquired in-process research and development and acquisition-related expenses associated with its acquisitions. In-process research and development expenses arose from new product development projects that were in various stages of completion at the respective acquired enterprises at the date of acquisition. In-process research and development expenses for products under development at the date of acquisition that had not established technological feasibility and for which no alternative use had been identified were written off. The in-process research and development projects have been valued based on expected net cash flows over the product life, costs to complete, the stage of completion of the projects, the result of which has been discounted to reflect the inherent risk associated with the completion of the projects and the realization of the efforts expended.

         New product development projects underway at the dates of acquisition included, among others, modular drop boxes, passenger and flight crew oxygen masks, oxygen regulators and generators, protective breathing equipment, on-board oxygen generating systems, reading lights, passenger service units, executive aircraft interior products for the Bombardier Global Express, Boeing Business Jet, Airbus Corporate Jet, Cessna Citation 560XL, Cessna Citation 560 Ultra, Visionaire Vantage and Lear 60, as well as other specific executive aircraft seating products, pneumatic and electrical de-icing systems for the substantial majority of all executive and commuter aircraft types, crew rest modules for selected wide-body aircraft, passenger-to-freighter and combi-to-freighter conversion kits for selected wide-body aircraft, hovercraft skirting devices, cargo nets and smoke barriers. The Company has determined that these projects ranged from 25%-95% complete at February 26, 2000 and estimates that the cost to complete these projects will aggregate approximately $4,522 and will be incurred over a two-year period.

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

         In January 1998, the Company resolved a long-running dispute with the U.S. Government over export sales between 1992 and 1995 to Iran Air. The dispute centered on shipments of aircraft seats and related spare parts for five civilian aircraft operated by Iran Air. Iran Air purchased the seats in 1992 and arranged for them to be installed by a contractor in France. At the time, Iran was not the subject of a U.S. trade embargo. In connection with its sale of seats to Iran Air, the Company applied for and was granted a validated export license by the U.S. Department of Commerce. Other expenses for the year ended February 28, 1998 relate to fines, civil penalties and associated legal fees arising from the settlement.

5.       INVENTORIES

         Inventories are stated at the lower of cost or market. Cost is determined using the weighted average cost method. Finished goods and work in process inventories include material, labor and manufacturing overhead costs. Inventories consist of the following:

                                                       2000               1999
                                                     --------           --------
         Raw materials and component parts           $ 59,322           $ 44,352
         Work-in-process                               36,556             47,383
         Finished goods                                31,352             27,512
                                                     --------           --------
                                                     $127,230           $119,247
                                                     ========           ========

6.       PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost and depreciated and amortized generally on the straight-line method over their estimated useful lives of two to thirty years (term of lease as to leasehold improvements). Property and equipment consist of the following:

                                                                  Years              2000                 1999
                                                                  -----           ---------            ---------
         Land, buildings and improvements                         10-30           $  62,783            $  56,943
         Machinery                                                 3-13              49,626               57,692
         Tooling                                                   3-10              28,213               26,313
         Computer equipment and software                           4-15              71,608               45,777
         Furniture and equipment                                   2-10               6,850                7,098
                                                                                  ---------            ---------
                                                                                    219,080              193,823
         Less accumulated depreciation and amortization                             (66,730)             (55,093)
                                                                                  ---------            ---------
                                                                                  $ 152,350            $ 138,730
                                                                                  =========            =========

7.       INTANGIBLES AND OTHER ASSETS

         Intangibles and other assets consist of the following:

                                                                   Straight-line
                                                                    Amortization
                                                                   Period (Years)            2000                 1999
                                                                     ---------            ---------            ---------
         Goodwill                                                           30            $ 197,736            $ 195,956
         Developed technologies                                          16-17              104,770              103,945
         Product technology, production plans and drawings                7-20               55,614               56,163
         Replacement parts annuity                                          20               23,942               24,188
         Product approvals and technical manuals                            20               23,812               23,677
         Trademarks and patents                                             20               23,017               23,380
         Covenants not-to-compete                                         3-14               11,883               11,694
         Other intangible assets                                          5-20               11,401               12,192
         Assembled workforce                                                10                7,000                7,000
         Debt issue costs                                                 5-10               23,842               23,507
         Other assets                                                                        28,355               17,660
         Due from Sextant                                                                    15,675               28,025
                                                                                          ---------            ---------
                                                                                            527,047              527,387
                  Less accumulated amortization                                            (101,211)             (75,433)
                                                                                          ---------            ---------
                                                                                          $ 425,836            $ 451,954
                                                                                          =========            =========

8.       ACCRUED LIABILITIES

      Accrued liabilities consist of the following:

                                                                     2000               1999
                                                                   --------           --------
         Other accrued liabilities                                 $ 33,876           $ 34,953
         Accrued salaries, vacation and related benefits             30,016             24,555
         Accrued interest                                            17,808             17,232
         Accrued acquisition expenses                                 4,514             11,703
         Accrued product warranties                                  22,929              8,306
         Accrued income taxes                                            --                316
                                                                   --------           --------
                                                                   $109,143           $ 97,065
                                                                   ========           ========

9.       LONG-TERM DEBT

         Long-term debt consists of the following:

                                                            2000                 1999
                                                          ---------            ---------
         9 7/8% Senior Subordinated Notes                 $ 100,000            $ 100,000
         8% Senior Subordinated Notes                       249,502              249,440
         9 1/2% Senior Subordinated Notes                   200,000              200,000
         Chase Manhattan Bank Credit Facility                72,300               43,216
         Other long-term debt                                   123                  975
                                                          ---------            ---------
                                                            621,925              593,631
         Less current portion of long-term debt              (3,723)              (9,916)
                                                          ---------            ---------
                                                          $ 618,202            $ 583,715
                                                          =========            =========

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

         Fiscal year ending in February:

               2001           $  3,723
               2002              5,220
               2003              9,000
               2004             12,240
               2005             42,240
         Thereafter            549,502
                              --------
                              $621,925
                              ========

         Interest expense amounted to $54,860, $44,794 and $25,834 for the years ended February 26, 2000, February 27, 1999 and February 28, 1998, respectively.

10.      INCOME TAXES

         Income tax expense consists of the following:

                                                   2000                1999                1998
                                                 --------            --------            --------
            Current:
                 Federal                         $     --            $  1,004            $   (920)
                 State                                 --                  --                  --
                 Foreign                            2,229               5,157               6,766
                                                 --------            --------            --------
                                                    2,229               6,161               5,846
            Deferred:
                 Federal                          (19,296)            (25,731)             (3,666)
                 State                             (1,595)             (8,169)               (716)
                 Foreign                              660              (4,828)               (460)
                                                 --------            --------            --------
                                                  (20,231)            (38,728)             (4,842)
         Change in valuation allowance             21,285              36,467               4,382
                                                 --------            --------            --------
                                                 $  3,283            $  3,900            $  5,386
                                                 ========            ========            ========

      The difference between income tax expense and the amount computed by applying the statutory U.S. federal income tax rate (35%) to the pretax earnings before extraordinary item consists of the following:

                                                                         2000                1999                1998
                                                                       --------            --------            --------
         Statutory U.S. federal income tax expense (benefit)           $(16,630)           $(27,809)           $  9,432
         Operating loss (with)/without tax benefit                       16,827              25,940              (6,114)
         Foreign tax rate differential                                      124               2,514               1,309
         Goodwill amortization                                            2,529               1,507                 537
         Penalties                                                           --                  --               1,050
         Other, net                                                         433               1,748                (828)
                                                                       --------            --------            --------
                                                                       $  3,283            $  3,900            $  5,386
                                                                       ========            ========            ========


         The tax effects of temporary differences and carryforwards that give rise to deferred income tax assets and liabilities consist of the following:

                                                                     2000                1999                1998
                                                                   --------            --------            --------
         Inventory reserves                                        $  6,161            $  9,770            $  3,987
         Acquisition reserves                                        (4,467)             (2,190)             (1,220)
         Warranty reserves                                            7,956               1,832               2,440
         Accrued liabilities                                          9,202               4,412               1,751
         Other                                                        1,123               1,551               1,761
                                                                   --------            --------            --------
         Net current deferred income tax asset                       19,975              15,375               8,719
                                                                   --------            --------            --------

         Intangible assets                                          (12,680)            (11,926)            (12,576)
         Depreciation                                                (3,701)             (2,085)             (1,853)
         Net operating loss carryforward                             51,270              21,853              27,462
         Research credit carryforward                                 4,578               4,157               3,285
         Deferred compensation                                        9,911               8,605                 888
         Research and development expense                            22,550              24,232                  --
         Software development costs                                  (5,429)             (4,739)                 --
         Deferred gain on IFE Sale                                       --               6,600                  --
         Investment in Sextant                                           --               4,351                  --
         Other                                                          974                 794                 410
                                                                   --------            --------            --------
              Net noncurrent deferred income tax asset               67,473              51,842              17,616
                                                                   --------            --------            --------
              Valuation allowance                                   (87,448)            (66,163)            (27,542)
                                                                   --------            --------            --------
                   Net deferred tax assets (liabilities)           $     --            $  1,054            $ (1,207)
                                                                   ========            ========            ========

        The Company established a valuation allowance of $87,448 related to the utilization of its deferred tax assets because of uncertainties that preclude it from determining that it is more likely than not that the Company will be able to generate taxable income to realize such assets during the federal operating loss carryforward period, which begins to expire in 2012. Such uncertainties include the impact of changing fuel prices on the Company's customers, recent cumulative losses, the highly cyclical nature of the industry in which it operates, economic conditions in Asia that are impacting the airframe manufacturers and the airlines, the Company's high degree of financial leverage, risks associated with new product introductions, remediation of its Seating Products operating problems and risks associated with the integration of acquisitions. The Company monitors these as well as other positive and negative factors that may arise in the future, as it assesses the necessity for a valuation allowance against its deferred tax assets.

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

      The following table sets forth the computation of basic and diluted net earnings (loss) per share for the years ended February 26, 2000, February 27, 1999 and February 28, 1998:

                                                                         2000                1999                1998
                                                                       --------            --------            --------
         Numerator - Net earnings (loss)                               $(50,797)           $(83,353)           $ 21,562
                                                                       ========            ========            ========
         Denominator:
         Denominator for basic earnings (loss) per share -
            Weighted average shares                                      24,764              24,814              22,442
         Effect of dilutive securities -
            Employee stock options                                           --                  --                 988
                                                                       --------            --------            --------
         Denominator for diluted earnings (loss) per share -
            Adjusted weighted average shares                             24,764              24,814              23,430
                                                                       ========            ========            ========
         Basic net earnings (loss) per share                           $  (2.05)           $  (3.36)           $   0.96
                                                                       ========            ========            ========
         Diluted net earnings (loss) per share                         $  (2.05)           $  (3.36)           $   0.92
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

         The following tables set forth options granted, canceled, forfeited and outstanding:

                               February 25, 2000

                                                                               Option Price                 Weighted Average
                                                   Options                       Per Share                  Price Per Share
                                                   -------                       ---------                  ---------------
      Outstanding, beginning of period            3,999,151                 $  7.00 - $31.50                      $21.42
      Options granted                             2,335,200                    7.00 -  17.75                       12.93
      Options exercised                             (48,950)                   7.63 -  20.81                        8.93
      Options forfeited                            (477,700)                  16.13 -  29.88                       22.57
                                                  ---------
      Outstanding, end of period                  5,807,701                    7.00 -  31.50                       18.00
                                                  =========
      Exercisable at end of year                  3,203,835                 $  7.00 - $31.50                      $19.13
                                                  =========

                                              February 27, 1999

                                                                               Option Price                 Weighted Average
                                                   Options                       Per Share                  Price Per Share
                                                   -------                       ---------                  ---------------

      Outstanding, beginning of period            2,931,501                 $  7.00 - $31.50                      $20.17
      Options granted                             1,453,500                   16.44 -  29.50                       22.41
      Options exercised                            (292,100)                   7.38 -  29.88                       13.12
      Options forfeited                             (93,750)                  16.13 -  29.88                       25.97
                                                  ---------
      Outstanding, end of period                  3,999,151                    7.00 -  31.50                       21.42
                                                  =========
      Exercisable at end of year                  2,004,531                 $  7.00 - $31.50                      $19.49
                                                  =========

                                              February 28, 1998

                                                                               Option Price                 Weighted Average
                                                   Options                       Per Share                  Price Per Share
                                                   -------                       ---------                  ---------------
      Outstanding, beginning of period            2,447,425                 $ 0.81 - $24.93                       $ 12.56
      Options granted                             1,394,250                   21.50 - 31.50                         27.71
      Options exercised                            (852,174)                   0.81 - 29.88                          9.74
      Options forfeited                             (58,000)                   7.63 - 29.88                         12.49
                                                  ---------
      Outstanding, end of period                  2,931,501                    7.00 - 31.50                         20.17
                                                  =========
      Exercisable at end of year                  1,317,503                 $7.00 - $ 31.50                       $ 16.16
                                                  =========

At February 26, 2000, options were available for grant under each of the Company's Option Plans.

                               Options Outstanding
                              at February 26, 2000


                                                                      Weighted Average
        Range of                Options           Weighted Average       Remaining               Options           Weighted Average
     Exercise Price           Outstanding          Exercise Price     Contractual Life         Exercisable          Exercise Price
     --------------           -----------          --------------     ----------------         -----------          --------------
                                                                          (years)
    $ 7.00 - $ 8.50             1,482,900               $ 8.33             8.71                    586,978              $ 8.21
       8.63 - 19.00             1,943,551                16.77             7.90                  1,116,728               16.20
      20.81 - 28.13             1,555,750                22.48             8.17                    894,003               22.53
      28.88 - 31.50               825,500                29.84             7.55                    606,126               29.86
                                ---------                                                        ---------
                                5,807,701                                                        3,203,835
                                =========                                                        =========

        The estimated fair value of options granted during fiscal 2000, fiscal 1999 and fiscal 1998 was $10.70 per share, $13.93 per share and $13.56 per share, respectively. The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its stock option and purchase plans. Accordingly, no compensation cost has been recognized for its stock option plans and stock purchase plan. Had compensation cost for the Company's stock option plans and stock purchase plan been determined consistent with SFAS No. 123, the Company's net earnings (loss) and net earnings (loss) per share for the years ended February 26, 2000, February 27, 1999 and February 28, 1998 would have been reduced to the pro forma amounts indicated in the following table:

                                                                2000             1999            1998
                                                                ----             ----            ----
         As reported
                Net earnings (loss)                          $(50,797)        $(83,353)        $ 21,562
                Diluted net earnings (loss) per share           (2.05)           (3.36)            0.92
         Pro forma
                Net earnings (loss)                          $(69,570)        $(98,477)        $ 13,232
                Diluted net earnings (loss) per share           (2.81)           (3.97)            0.56
         Weighted Average
                Weighted average and pro forma
                     weighted average common shares            24,764           24,814           23,430

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

15.      SEGMENT REPORTING (AS RESTATED)

         Subsequent to the issuance of the Company's fiscal 2000 financial statements, management determined that the Company should disaggregate the disclosures for its Commercial Aircraft Products, Business Jet Products and Engineering Services operating segments. Previously, such disclosures had been aggregated and presented as a single reportable segment. As a result, the following information pertaining to the Company's operating segments has been restated to present such disaggregated segment disclosures.

         The Company is organized based on the products and services it offers. Under this organizational structure, the Company has three reportable segments:
Commercial Aircraft Products, Business Jet Products and Engineering Services. The Company's Commercial Aircraft Products segment consists of 15 operating units while the Business Jet and Engineering Services segments consist of three and one operating units, respectively.

         Each segment reports its operating earnings and makes requests for capital expenditures and acquisition funding to the Company's chief operational decision-making group. This group is presently comprised of the Chairman, the Vice-Chairman and the Chief Executive Officer, and the Corporate Senior Vice President of Administration and Chief Financial Officer. Each operating segment has separate management teams and infrastructures dedicated to providing a full range of products and services to their commercial and general aviation customers. Corporate expenses are allocated to reportable segments based upon segment revenues to consolidated revenues. The Company does not allocate interest expense to its segments except for debt specifically associated with In-Flight Entertainment. As described in Note 2, the Company sold a 51% interest in IFE on February 25, 1999 and its remaining 49% interest in IFE on October 5, 1999. IFE was a separate, reportable segment.

The following table presents net sales and other financial information by business segment:



                                                                                 FISCAL 2000
                                         -------------------------------------------------------------------------------------------
                                         Commercial
                                         Aircraft               Business           Engineering          In-Flight
                                         Products             Jet Products           Services         Entertainment     Consolidated
                                         ---------             ---------            ---------           ---------         ---------
Net sales                                $ 579,736             $  81,096            $  62,517               --            $ 723,349
Operating earnings (loss)                  (11,282)               13,188                4,790               --                6,696
Total assets                               584,205               192,929              104,655               --              881,789
Capital expenditures                        30,383                 1,952                  834               --               33,169
Depreciation and amortization               28,622                 9,489                4,126               --               42,237

                                                                                 FISCAL 1999
                                         -------------------------------------------------------------------------------------------
                                         Commercial
                                         Aircraft               Business           Engineering          In-Flight
                                         Products             Jet Products           Services         Entertainment     Consolidated
                                         ---------             ---------            ---------           ---------         ---------
Net sales                               $ 528,992            $  64,856            $  28,700          $  78,777            $ 701,325
Operating earnings (loss)                 (23,238)*            (40,344)*            5,415 *             20,410**            (37,757)
Total assets                              606,741              239,056               58,502                 --              904,299
Capital expenditures                       31,965                2,673                  769              2,058               37,465
Depreciation and amortization              25,970                8,250                1,284              5,185               40,690

* Includes $16,615 and $55,000 of expenses associated with purchased in-process research and development and acquisition-related expenses allocated to Commercial Aircraft Products and Business Jet Products, respectively

** Includes gain on sale of In-Flight Entertainment of $25,301 and expenses of $7,540 associated with purchased in-process research and development

                                                                               FISCAL 1998
                                         --------------------------------------------------------------------------------------
                                        Commercial
                                         Aircraft             Business         Engineering       In-Flight
                                         Products           Jet Products         Services      Entertainment       Consolidated
                                         --------           ------------         --------      -------------       ------------
Net sales                                $406,905                --                --            $ 81,094            $487,999
Operating earnings (loss)                  47,277                --                --              11,392              58,669
Total assets                              595,599                --                --              86,158             681,757
Capital expenditures                       23,178                --                --               5,755              28,923
Depreciation and amortization              21,129                --                --               3,031              24,160

        Through February 27, 1999, we operated in the (1) commercial aircraft products, (2) business jet products, (3) engineering services and (4) in-flight entertainment segments of the commercial airline and general aviation industry. Following the sale of its controlling interest in the IFE business, the Company operated in three segments - (1) commercial aircraft products, (2) business jet products and (3) engineering services. Revenues for similar classes of products or services within these business segments for the fiscal years ended February 2000, 1999 and 1998 are presented below:

                                                                        YEAR ENDED
                                                     ------------------------------------------------
                                                   FEB. 26, 2000       FEB. 27, 1999       FEB. 28, 1998
                                                     --------            --------            --------
         Seating products                            $324,878            $296,482            $252,091
         Interior systems products                    144,832             137,966              93,107
         Cabin interior structures                    110,026              94,544              61,707
         Engineering services                          62,517              28,700                  --
         Business jet products                         81,096              64,856                  --
         In-flight entertainment products                  --              78,777              81,094
                                                     --------            --------            --------
         TOTAL REVENUES                              $723,349            $701,325            $487,999
                                                     ========            ========            ========

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

      The following table presents net sales and operating earnings (loss) for the years ended February 26, 2000, February 27, 1999 and February 28, 1998 and identifiable assets as of February 26, 2000, February 27, 1999 and February 28, 1998 by geographic area:

                                                 2000                  1999                   1998
                                               ---------             ---------             ---------
         NET SALES:
         United States                         $ 510,728             $ 511,063             $ 365,957
         Europe                                  212,621               190,262               122,042
                                               ---------             ---------             ---------
                    Total:                     $ 723,349             $ 701,325             $ 487,999
                                               =========             =========             =========

         OPERATING EARNINGS (LOSS):

         United States                         $  (3,143)            $ (43,613)            $  39,128
         Europe                                    9,839                 5,856                19,541
                                               ---------             ---------             ---------
                    Total:                     $   6,696             $ (37,757)            $  58,669
                                               =========             =========             =========

         IDENTIFIABLE ASSETS:

         United States                         $ 704,392             $ 726,056             $ 541,675
         Europe                                  177,397               178,243               140,082
                                               ---------             ---------             ---------
                    Total:                     $ 881,789             $ 904,299             $ 681,757
                                               =========             =========             =========

        Export sales from the United States to customers in foreign countries amounted to approximately $188,530, $174,659 and $132,831 in fiscal 2000, 1999 and 1998, respectively. Net sales to all customers in foreign countries amounted to $311,160, $297,474 and $232,691 in fiscal 2000, 1999 and 1998, respectively.
Of net sales in fiscal 2000, 1999, and 1998, 26%, 22% and 23% were to Europe. Of net sales in fiscal 2000, 199 and 1998, 11%, 12% and 18% were to Asia. Net sales to Asia amounted to 11%, 12% and 18% in fiscal 2000, 1999 and 1998, respectively. Major customers (i.e., customers representing more than 10% of net sales) change from year to year depending on the level of refurbishment activity and/or the level of new aircraft purchases by such customers. There were no major customers in fiscal 2000. During the years ended February 27, 1999 and February 28, 1998, one customer accounted for approximately 13% and 18% of the Company's net sales, respectively.