Form 10-Q/A
period 2000-05-27
BE AEROSPACE INC
filed 2001-05-03
CIK 861361

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

                               BE AEROSPACE, INC.


PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (Dollars in thousands, except share data)

                                                                          May 27,     February 26,
                                                                             2000             2000
                                                                             ----             ----
                                                                      (Unaudited)
ASSETS

Current Assets:
     Cash and cash equivalents                                          $  32,441        $  37,363
     Accounts receivable - trade, less allowance for doubtful
          accounts of $3,659 (May 27, 2000)
          and $3,883 (February 26, 2000)                                  100,067          103,719
     Inventories, net                                                     120,499          127,230
     Other current assets                                                  35,053           35,291
                                                                        ---------        ---------
         Total current assets                                             288,060          303,603
                                                                        ---------        ---------

Property and equipment, net                                               150,372          152,350
Intangibles and other assets, net                                         419,877          425,836
                                                                        ---------        ---------
                                                                        $ 858,309        $ 881,789
                                                                        =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                                                   $  56,741        $  60,824
     Accrued liabilities                                                   92,058          109,143
     Current portion of long-term debt                                      3,697            3,723
                                                                        ---------        ---------
          Total current liabilities                                       152,496          173,690
                                                                        ---------        ---------

Long-term debt                                                            617,317          618,202
Other liabilities                                                          26,242           25,400

Stockholders' Equity:
     Preferred stock, $0.01 par value; 1,000,000 shares
          authorized; no shares outstanding                                    --               --
     Common stock, $0.01 par value; 25,150,459 (May 27, 2000) and
          24,931,307 (February 26, 2000) issued and outstanding               252              249
     Additional paid-in capital                                           251,282          249,682
     Accumulated deficit                                                 (170,436)        (174,874)
     Accumulated other comprehensive loss                                 (18,844)         (10,560)
                                                                        ---------        ---------
          Total stockholders' equity                                       62,254           64,497
                                                                        ---------        ---------
                                                                        $ 858,309        $ 881,789
                                                                        =========        =========


See accompanying notes to condensed consolidated financial statements.

                               BE AEROSPACE, INC.



            CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
                  (Dollars in thousands, except per share data)

                                                       THREE MONTHS ENDED
                                                    -----------------------
                                                     May 27,         May 29,
                                                        2000           1999
                                                    --------       --------
Net sales                                           $169,125       $185,032

Cost of sales                                        107,572        118,445
                                                    --------       --------

Gross profit                                          61,553         66,587

Operating Expenses:

     Selling, general and administrative              24,041         22,028
     Research, development and engineering            12,981         11,245
     Amortization                                      5,868          5,696
                                                    --------       --------

          Total operating expenses                    42,890         38,969
                                                    --------       --------

Operating earnings                                    18,663         27,618
                                                    --------       --------

Equity in losses of unconsolidated subsidiary             --            727

Interest expense, net                                 13,731         12,622
                                                    --------       --------

Earnings before income taxes                           4,932         14,269

Income taxes                                             494          2,854
                                                    --------       --------

Net earnings                                        $  4,438       $ 11,415
                                                    ========       ========

Basic net earnings per common share                 $   0.18       $   0.46
                                                    ========       ========

Diluted net earnings per common share               $   0.18       $   0.46
                                                    ========       ========


See accompanying notes to condensed consolidated financial statements.

                               BE AEROSPACE, INC.


           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Dollars in thousands)

                                                                      THREE MONTHS ENDED
                                                                   ------------------------
                                                                    May 27,         May 29,
                                                                       2000            1999
                                                                   --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net earnings                                                   $  4,438        $ 11,415
    Adjustments to reconcile net earnings to net cash flows
       provided by operating activities:
                Depreciation and amortization                        10,819          10,052
                Deferred income taxes                                    --             (42)
                Non-cash employee benefit plan contributions            581             611
       Changes in operating assets and liabilities:
                Accounts receivable                                   2,001          12,359
                Inventories                                           3,333         (12,363)
                Other current assets                                    840          (3,000)
                Accounts payable                                     (4,195)         (1,023)
                Accrued liabilities                                 (14,470)         (4,673)
                                                                   --------        --------
   Net cash flows provided by operating activities                    3,347          13,336
                                                                   --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Capital expenditures                                          (4,994)        (14,237)
       Change in intangible and other assets                         (2,870)           (218)
                                                                   --------        --------
   Net cash flows used in investing activities                       (7,864)        (14,455)
                                                                   --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Net payments under bank credit facilities                       (885)         (2,634)
       Proceeds from issuances of stock                               1,020             307
                                                                   --------        --------
   Net cash flows provided by (used in) financing activities            135          (2,327)
                                                                   --------        --------

Effect of exchange rate changes on cash flows                          (540)            (17)
                                                                   --------        --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                            (4,922)         (3,463)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                       37,363          39,500
                                                                   --------        --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                           $ 32,441        $ 36,037
                                                                   ========        ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during period for:
       Interest, net                                               $ 20,451        $ 20,107
       Income taxes, net                                           $    476        $    716


See accompanying notes to condensed consolidated financial statements.

                               BE AEROSPACE, INC.

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

Note 2.    Comprehensive Earnings (Loss)

                  Comprehensive earnings (loss) is defined as all changes in a company's net assets except changes resulting from transactions with shareholders. It differs from net earnings (loss) in that certain items currently recorded to equity would be a part of comprehensive earnings (loss). The following table sets forth the computation of comprehensive earnings (loss) for the periods presented:

                                                      Three Months Ended
                                                   -----------------------
                                                   May 27,         May 29,
                                                      2000            1999
                                                   -------        --------
             Net earnings                          $ 4,438        $ 11,415
             Other comprehensive earnings:
                Foreign exchange translation
                  Adjustment                        (8,284)         (1,651)
                                                   -------        --------
             Comprehensive earnings (loss)         $(3,846)       $  9,764
                                                   =======        ========


                  [Remainder of page intentionally left blank]

                               BE AEROSPACE, INC.


Note 3.    Segment Reporting (As Restated)


                  Subsequent to the issuance of the Company's condensed consolidated financial statements for the quarterly period ended May 27, 2000, management determined that the Company should disaggregate the disclosures for its Commercial Aircraft Products, Business Jet Products and Engineering Services operating segments. Previously, such disclosures had been aggregated and presented as a single reportable segment. As a result, the following information pertaining to the Company's operating segments has been restated to present such disaggregated segment disclosures.

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

                  Each segment reports its operating earnings and makes requests for capital expenditures and acquisition funding to the Company's chief operational decision-making group. This group is presently comprised of the Chairman, the Vice-Chairman and the Chief Executive Officer, and the Corporate Senior Vice President of Administration and Chief Financial Officer. Each operating segment has separate management teams and infrastructures dedicated to providing a full range of products and services to their commercial and general aviation customers. Corporate expenses are allocated to reportable segments based upon segment revenues to consolidated revenues. The Company does not allocate interest expense to its segments.

           The following table presents net sales and other financial information by business segment:

                                                             THREE MONTHS ENDED
                                                      ----------------------------------
                                                      May 27, 2000          May 29, 1999
                                                      ------------          ------------
Commercial Aircraft Products
       Net sales                                        $135,746            $149,972
       Operating earnings                                 13,461              19,398

Business Jet Products
       Net sales                                          18,720              20,963
       Operating earnings                                  2,831               3,711

Engineering Services
       Net sales                                          14,659              14,097
       Operating earnings                                  2,371               4,509

Consolidated
       Net sales                                         169,125             185,032
       Operating earnings                                 18,663              27,618

                               BE AEROSPACE, INC.


Note 4.    Earnings Per Common Share

                Basic net earnings per common share is computed using the weighted average common shares outstanding during the period. Diluted net earnings per common share is computed by using the average share price during the period when calculating the dilutive effect of stock options. Shares outstanding for the periods presented were as follows:

                                                           Three Months Ended
                                                          --------------------
                                                          May 27,       May 29,
                                                             2000         1999
                                                          -------      -------
          Weighted average common shares outstanding       25,091       24,631
          Dilutive effect of employee stock options             4          269
                                                           ------       ------
          Diluted shares outstanding                       25,095       24,900
                                                           ======       ======

Note 5.    Recently Issued Accounting Pronouncements

                In March 2000, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation -- an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of Accounting Principles Board ("APB") Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. FIN 44 did not have a material impact on the Company's financial position or results of operations.

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

                  [Remainder of page intentionally left blank]

                               BE AEROSPACE, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

              The following discussion and analysis addresses the results of the Company's operations for the three months ended May 27, 2000, as compared to the Company's results of operations for the three months ended May 29, 1999. The discussion and analysis then addresses the liquidity and financial condition of the Company and other matters. See Note 3 for additional information regarding reportable segments.

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

                               BE AEROSPACE, INC.


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

                               BE AEROSPACE, INC.


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

                               BE AEROSPACE, INC.


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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       During the three months ended May 27, 2000, there were no material changes to the disclosure about market risk included in the Company's Annual Report on Form 10-K-A for the fiscal year ended February 26, 2000.

                               BE AEROSPACE, INC.


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

Item 3.  Defaults Upon Senior Securities                               Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders           Not applicable.

Item 5.  Other Information                                             None.

Item 6.  Exhibits and Reports on Form 8-K

         a.  Reports on Form 8-K                                       None.

                               BE AEROSPACE, INC.


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