Form 10-Q/A
period 2000-08-26
BE AEROSPACE INC
filed 2001-05-03
CIK 861361

                               BE AEROSPACE, INC.


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A 2

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

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (Dollars in thousands, except share data)

                                                                          August 26,     February 26,
                                                                                2000            2000
                                                                                ----            ----
                                                                         (Unaudited)
ASSETS

Current Assets:
     Cash and cash equivalents                                             $  40,199        $  37,363
     Accounts receivable - trade, less allowance for doubtful
          accounts of $3,484 (August 26, 2000)
          and $3,883 (February 26, 2000)                                      99,662          103,719
     Inventories, net                                                        117,977          127,230
     Other current assets                                                     29,387           35,291
                                                                           ---------        ---------
         Total current assets                                                287,225          303,603
                                                                           ---------        ---------

Property and equipment, net                                                  150,765          152,350
Intangibles and other assets, net                                            412,026          425,836
                                                                           ---------        ---------
                                                                           $ 850,016        $ 881,789
                                                                           =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                                                      $  55,934        $  60,824
     Accrued liabilities                                                      83,259          109,143
     Current portion of long-term debt                                         4,236            3,723
                                                                           ---------        ---------
          Total current liabilities                                          143,429          173,690
                                                                           ---------        ---------

Long-term debt                                                               615,893          618,202
Other liabilities                                                             25,504           25,400

Stockholders' Equity:
     Preferred stock, $0.01 par value; 1,000,000 shares
          authorized; no shares outstanding                                       --               --
     Common stock, $0.01 par value; and 25,219,067 (August 26, 2000)
           24,931,307 (February 26, 2000) issued and outstanding                 252              249
     Additional paid-in capital                                              251,946          249,682
     Accumulated deficit                                                    (165,707)        (174,874)
     Accumulated other comprehensive loss                                    (21,301)         (10,560)
                                                                           ---------        ---------
          Total stockholders' equity                                          65,190           64,497
                                                                           ---------        ---------
                                                                           $ 850,016        $ 881,789
                                                                           =========        =========


See accompanying notes to condensed consolidated financial statements.

                               BE AEROSPACE, INC.



            CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
                  (Dollars in thousands, except per share data)


                                                      THREE MONTHS ENDED            SIX MONTHS ENDED
                                                  -------------------------    --------------------------
                                                  August 26,     August 28,     August 26,     August 28,
                                                        2000           1999           2000           1999
                                                    --------       --------       --------       --------
Net sales                                           $164,116       $191,895       $333,241       $376,927

Cost of sales                                        103,358        121,558        210,930        240,003
                                                    --------       --------       --------       --------

Gross profit                                          60,758         70,337        122,311        136,924

Operating expenses:

     Selling, general and administrative              23,941         21,295         47,982         43,323
     Research, development and engineering            12,228         12,280         25,209         23,525
     Amortization                                      5,847          5,856         11,715         11,552
                                                    --------       --------       --------       --------

     Total operating expenses                         42,016         39,431         84,906         78,400
                                                    --------       --------       --------       --------

Operating earnings                                    18,742         30,906         37,405         58,524

Equity in losses of unconsolidated subsidiary             --            562             --          1,289

Interest expense, net                                 13,488         13,195         27,219         25,817
                                                    --------       --------       --------       --------

Earnings before income taxes                           5,254         17,149         10,186         31,418

Income taxes                                             525          3,429          1,019          6,283
                                                    --------       --------       --------       --------

Net earnings                                        $  4,729       $ 13,720       $  9,167       $ 25,135
                                                    ========       ========       ========       ========

Basic net earnings per common share                 $    .19       $    .56       $    .36       $   1.02
                                                    ========       ========       ========       ========

Diluted net earnings per common share               $    .19       $    .55       $    .36       $   1.01
                                                    ========       ========       ========       ========


See accompanying notes to condensed consolidated financial statements.

                               BE AEROSPACE, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Dollars in thousands)

                                                                      SIX MONTHS ENDED
                                                                 --------------------------
                                                                 August 26,      August 28,
                                                                       2000            1999
                                                                   --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net earnings                                                   $  9,167        $ 25,135
    Adjustments to reconcile net earnings to net cash flows
       provided by operating activities:
                Depreciation and amortization                        21,394          20,402
                Deferred income taxes                                    --              24
                Non-cash employee benefit plan contributions          1,099           1,193
       Changes in operating assets and liabilities:
                Accounts receivable                                   1,978           3,293
                Inventories                                           5,146         (23,423)
                Other current assets                                  6,290          (3,213)
                Accounts payable                                     (4,471)         13,569
                Accrued liabilities                                 (23,574)        (12,489)
                                                                   --------        --------
   Net cash flows provided by operating activities                   17,029          24,491
                                                                   --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Capital expenditures                                         (10,548)        (22,919)
       Change in intangible and other assets                         (2,634)         (8,136)
                                                                   --------        --------
   Net cash flows used in investing activities                      (13,182)        (31,055)
                                                                   --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Net payments under bank credit facilities                     (1,450)             --
       Proceeds from issuances of stock, net of expenses              1,168             427
       Principal payments on long-term debt                              --          (3,457)
                                                                   --------        --------
   Net cash flows used in financing activities                         (282)         (3,030)
                                                                   --------        --------

Effect of exchange rate changes on cash flows                          (729)            (78)
                                                                   --------        --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  2,836          (9,672)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                       37,363          39,500
                                                                   --------        --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                           $ 40,199        $ 29,828
                                                                   ========        ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during period for:
       Interest, net                                               $ 28,048        $ 25,853
       Income taxes, net                                           $    494        $  2,278


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

                  Although the Company believes that the disclosures provided are adequate to make the information presented not misleading, these unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K/A for the fiscal year ended February 26, 2000.

Note 2.    Comprehensive Earnings (Loss)

                  Comprehensive earnings (loss) is defined as all changes in a company's net assets except changes resulting from transactions with shareholders. It differs from net earnings in that certain items currently recorded to equity would be a part of comprehensive earnings (loss). The following table sets forth the computation of comprehensive earnings (loss) for the periods presented:

                                                         Three Months Ended              Six Months Ended
                                                     --------------------------     ---------------------------
                                                     August 26,      August 28,      August 26,      August 28,
                                                           2000            1999            2000            1999
                                                        -------        --------        --------        --------
             Net earnings                               $ 4,729        $ 13,720        $  9,167        $ 25,135
             Other comprehensive earnings (loss):
                Foreign exchange translation             (2,455)           (803)        (10,741)         (2,454)
                                                        -------        --------        --------        --------
             adjustment
             Comprehensive earnings (loss)              $ 2,274        $ 12,917        $ (1,574)       $ 22,681
                                                        =======        ========        ========        ========


                  [Remainder of page intentionally left blank]

                               BE AEROSPACE, INC.


Note 3.    Segment Reporting (As Restated)

                  Subsequent to the issuance of the Company's condensed consolidated financial statements for the quarterly period ended August 26, 2000, management determined that the Company should disaggregate the disclosures for its Commercial Aircraft Products, Business Jet Products and Engineering Services operating segments. Previously, such disclosures had been aggregated and presented as a single reportable segment. As a result, the following information pertaining to the Company's operating segments has been restated to present such disaggregated segment disclosures.

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

                  The following table presents net sales and other financial information by business segment:

                                                     THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                  ---------------------------         ----------------------------
                                                  AUGUST 26,      AUGUST 28,          AUGUST 26,        AUGUST 28,
                                                     2000            1999                2000              1999
                                                  ---------------------------         ----------------------------
  Commercial Aircraft Products
           Net sales                               $124,755        $149,906            $260,501          $299,878
           Operating earnings                        11,867          17,929              25,328            37,327

  Business Jet Products
           Net sales                                 21,172          24,293              39,892            45,256
           Operating earnings                         3,901           6,775               6,732            10,486

  Engineering Services
           Net sales                                 18,189          17,696              32,848            31,793
           Operating earnings                         2,974           6,202               5,345            10,711

  Consolidated
           Net sales                                164,116         191,895             333,241           376,927
           Operating earnings                        18,742          30,906              37,405            58,524

                               BE AEROSPACE, INC.


Note 4.    Earnings Per Common Share

                Basic net earnings per common share is computed using the weighted average common shares outstanding during the period. Diluted net earnings per common share is computed by using the average share price during the period when calculating the dilutive effect of stock options. Shares outstanding for the periods presented were as follows:

                                                                     Three Months Ended         Six Months Ended
                                                                   ----------------------   ------------------------
                                                                   August 26   August 28,   August 26,    August 28,
                                                                        2000         1999         2000          1999
                                                                      ------       ------       ------       ------
           Weighted average common shares outstanding                 25,179       24,696       25,135       24,664
           Dilutive effect of employee stock options                      33          285          188          322
                                                                      ------       ------       ------       ------
           Diluted shares outstanding                                 25,367       25,018       25,168       24,949

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

                               BE AEROSPACE, INC.


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

                               BE AEROSPACE, INC.


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

                               BE AEROSPACE, INC.


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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

              During the three months ended August 26, 2000, there were no material changes to the disclosure about market risk included in the Company's Annual Report on Form 10-K/A for the fiscal year ended February 26, 2000.

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

         1.       Annual meeting took place on August 8, 2000

         2.       Directors elected (Class III) - Richard G. Hammermesh and Amin
                  J. Khoury

         3. Directors whose term of office continued after meeting (Class I and II) - Jim C. Cowart, Brian H. Rowe, Robert J. Khoury and Hansjorg Wyss

         4.       Amended the 1994 Employee Stock Purchase Plan

         5. Adopted the Non-Employee Directors Stock and Deferred Compensation Plan

       1.     ELECTION OF TWO CLASS III DIRECTORS

                                                          For                   Withheld
                                                          ---                   --------

              Richard G. Hammermesh                       21,240,061            899,944
              Amin J. Khoury                              21,239,557            900,448

       2.     PROPOSAL TO AMEND THE 1994 EMPLOYEE STOCK PURCHASE PLAN

              For               Against          Abstain
              ---               -------          -------
              21,157,092        924,000          58,913

       3. PROPOSAL TO ADOPT THE NON-EMPLOYEE DIRECTORS STOCK AND DEFERRED COMPENSATION PLAN


              For               Against          Abstain
              ---               -------          -------
              20,622,673        1,438,157        79,175

       4.     PROPOSAL TO ADOPT THE MACBRIDE PRINCIPLES

         For               Against          Abstain           Unvoted
         ---               -------          -------           -------
         1,466,829         11,526,501       551,134           8,595,541

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



                                 BE AEROSPACE, INC.


Date:  May 3, 2001               By: /s/ Robert J. Khoury
                                     --------------------------------
                                         Robert J. Khoury
                                         Vice Chairman and
                                         Chief Executive Officer



Date:  May 3, 2001               By: /s/ Thomas P. McCaffrey
                                     -----------------------------
                                         Thomas P. McCaffrey
                                         Corporate Senior Vice President of
                                         Administration and Chief
                                         Financial Officer