Form 10-Q/A
period 2000-11-25
BE AEROSPACE INC
filed 2001-05-03
CIK 861361

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

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (Dollars in thousands, except share data)

                                                                                               November 25,             February 26,
                                                                                                      2000                     2000
                                                                                                      ----                     ----
ASSETS                                                                                            (Unaudited)
------
Current assets:
     Cash and cash equivalents                                                                      $  44,230             $  37,363
     Accounts receivable - trade, less allowance for doubtful
          accounts of $3,240 (November 25, 2000)
          and $3,883 (February 26, 2000)                                                               90,152               103,719
     Inventories, net                                                                                 120,833               127,230
     Other current assets                                                                              47,772                35,291
                                                                                                    ---------             ---------
         Total current assets                                                                         302,987               303,603
                                                                                                    ---------             ---------

Property and equipment, net                                                                           149,366               152,350
Intangibles and other assets, net                                                                     384,668               425,836
                                                                                                    ---------             ---------
                                                                                                    $ 837,021             $ 881,789
                                                                                                    =========             =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                                               $  63,943             $  60,824
     Accrued liabilities                                                                               71,884               109,143
     Current portion of long-term debt                                                                  4,771                 3,723
                                                                                                    ---------             ---------
          Total current liabilities                                                                   140,598               173,690
                                                                                                    ---------             ---------

Long-term debt                                                                                        602,469               618,202
Other liabilities                                                                                      25,452                25,400

Stockholders' equity:
     Preferred stock, $.01 par value; 1,000,000 shares
          authorized; no shares outstanding                                                              --                    --
     Common stock, $.01 par value; 50,000,000 shares authorized;
          25,480,441 (November 25, 2000) and 24,931,307
          (February 25, 2000) shares issued and outstanding                                               255                   249
     Additional paid-in capital                                                                       254,421               249,682
     Accumulated deficit                                                                             (157,788)             (174,874)
     Accumulated other comprehensive loss                                                             (28,386)              (10,560)
                                                                                                    ---------             ---------
          Total stockholders' equity                                                                   68,502                64,497
                                                                                                    ---------             ---------
                                                                                                    $ 837,021             $ 881,789
                                                                                                    =========             =========


See accompanying notes to condensed consolidated financial statements.

                               BE AEROSPACE, INC.


           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                  (Dollars in thousands, except per share data)

                                                                         THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                   -------------------------------    ------------------------------
                                                                   November 25,       November 27,    November 25,      November 27,
                                                                          2000               1999            2000              1999
                                                                          ----               ----            ----              ----
Net sales                                                           $ 167,410         $ 164,578         $ 500,651         $ 541,505

Cost of sales                                                         103,862           166,586           314,792           406,589
                                                                    ---------         ---------         ---------         ---------

Gross profit (loss)                                                    63,548            (2,008)          185,859           134,916

Operating expenses:

      Selling, general and administrative                              23,177            27,253            71,159            70,576
      Research, development and engineering                            12,054            16,740            37,263            40,265
      Amortization                                                      5,820             6,147            17,535            17,699
                                                                    ---------         ---------         ---------         ---------
      Total operating expenses                                         41,051            50,140           125,957           128,540
                                                                    ---------         ---------         ---------         ---------

Operating earnings (loss)                                              22,497           (52,148)           59,902             6,376

Equity in losses of unconsolidated subsidiary                            --                --                --               1,289

Interest expense, net                                                  13,698            13,890            40,917            39,707
                                                                    ---------         ---------         ---------         ---------

Earnings (loss) before income taxes                                     8,799           (66,038)           18,985           (34,620)

Income taxes                                                              880              --               1,899             6,283
                                                                    ---------         ---------         ---------         ---------

Net earnings (loss)                                                 $   7,919         $ (66,038)        $  17,086         $ (40,903)
                                                                    =========         =========         =========         =========

Basic net earnings (loss) per common share                          $    0.31         $   (2.66)        $    0.68         $   (1.65)
                                                                    =========         =========         =========         =========

Diluted net earnings (loss) per common share
                                                                    $    0.30         $   (2.66)        $    0.67         $   (1.65)
                                                                    =========         =========         =========         =========



See accompanying notes to condensed consolidated financial statements.

                               BE AEROSPACE, INC.


           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Dollars in thousands)

                                                                                                           NINE MONTHS ENDED
                                                                                                     -------------------------------
                                                                                                     November 25,       November 27,
                                                                                                            2000               1999
                                                                                                            ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings (loss)                                                                                 $ 17,086          $(40,903)
     Adjustments to reconcile net earnings (loss) to net cash flows provided by operating activities:
              Depreciation and amortization                                                                32,078            31,863
              Deferred income taxes                                                                          --                (172)
              Non-cash employee benefit plan contributions                                                  1,535             1,586
              Changes in operating working capital, net of dispositions:
                  Accounts receivable                                                                      10,139            19,041
                  Inventories                                                                                 615           (17,307)
                  Other current assets                                                                    (12,487)           (3,547)
                  Accounts payable                                                                          4,469             5,481
                  Accrued liabilities                                                                     (24,677)            9,097
                                                                                                         --------          --------
     Net cash flows provided by operating activities                                                       28,758             5,139
                                                                                                         --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures                                                                                (15,399)          (27,457)
      Change in intangible and other assets                                                                15,718            (6,622)
                                                                                                         --------          --------
Net cash flows provided by (used in) investing activities                                                     319           (34,079)
                                                                                                         --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net (repayments) borrowings under bank credit facilities                                             (23,538)           20,341
     Proceeds from issuances of stock, net of expenses                                                      3,210             1,759
                                                                                                         --------          --------
Net cash flows (used in) provided by financing activities                                                 (20,328)           22,100
                                                                                                         --------          --------

Effect of exchange rate changes on cash flows                                                              (1,882)             (231)
                                                                                                         --------          --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                        6,867            (7,071)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                             37,363            39,500
                                                                                                         --------          --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                                 $ 44,230          $ 32,429
                                                                                                         ========          ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION: Cash paid during period for:
        Interest, net                                                                                    $ 49,616          $ 46,078
        Income taxes, net                                                                                $  1,851          $  2,163

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

                     Although the Company believes that the disclosures provided are adequate to make the information presented not misleading, these unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K-A for the fiscal year ended February 26, 2000.

Note 2.      Comprehensive Earnings (Loss)

                     Comprehensive earnings (loss) is defined as all changes in a company's net assets except changes resulting from transactions with shareholders. It differs from net earnings (loss) in that certain items currently recorded to equity would be a part of comprehensive earnings (loss). The following table sets forth the computation of comprehensive earnings (loss) for the periods presented:

                                                                    Three Months Ended                        Nine Months Ended
                                                             -------------------------------         -------------------------------
                                                             November 25,      November 27,          November 25,       November 27,
                                                                      2000              1999                  2000             1999
                                                                      ----              ----                  ----              ----
Net earnings (loss)                                               $  7,919           $(66,038)          $ 17,086           $(40,903)

Other comprehensive earnings:
Foreign exchange translation adjustment                             (7,085)               385            (17,826)            (2,069)
                                                                  --------           --------           --------           --------
Comprehensive earnings (loss)                                     $    834           $(65,653)          $   (740)          $(42,972)
                                                                  ========           ========           ========           ========


Note 3.      Segment Reporting (As Restated)

                     Subsequent to the issuance of the Company's condensed
             consolidated financial statements for the quarterly period ended November 25, 2000, management determined that the Company should disaggregate the disclosures for its Commercial Aircraft Products, Business Jet Products and Engineering Services operating segments. Previously, such disclosures had been aggregated and presented as a single reportable segment. As a result, the following information pertaining to the Company's operating segments has been restated to present such disaggregated segment disclosures.

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

                               BE AEROSPACE, INC.


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

             The following table presents net sales and other financial information by business segment:

                                                                  THREE MONTHS ENDED                         SIX MONTHS ENDED
                                                            -------------------------------            -----------------------------
                                                            NOVEMBER 25,       NOVEMBER 27,            NOVEMBER 25,     NOVEMBER 27,
                                                               2000               1999                     2000             1999
                                                            ------------       ------------            ------------     ------------
  Commercial Aircraft Products
             Net sales                                       $127,646           $131,332                $388,147            $431,210
             Operating earnings (loss)                         16,230           (54,123)                  41,558            (16,796)

  Business Jet Products
             Net sales                                         22,854             19,874                  62,746              65,130
             Operating earnings (loss)                          3,179              1,948                   9,911              12,434

  Engineering Services
             Net sales                                         16,910             13,372                  49,758              45,165
             Operating earnings (loss)                          3,088                 27                   8,433              10,738

  Consolidated
             Net sales                                        167,410            164,578                 500,651             541,505
             Operating earnings (loss)                         22,497           (52,148)                  59,902               6,376

Note 4.      Earnings Per Common Share

                  Basic net earnings per common share is computed using the
             weighted average common shares outstanding during the period. Diluted net earnings per common share is computed by using the average share price during the period when calculating the dilutive effect of stock options. Shares outstanding for the periods presented were as follows:

                                                                            Three Months Ended              Nine Months Ended
                                                                      -----------------------------    ----------------------------
                                                                      November 25,     November 27,    November 25,    November 27,
                                                                           2000              1999             2000            1999
                                                                           ----              ----             ----            ----
Weighted average common shares outstanding                                 25,437           24,835           25,236           24,757
Dilutive effect of employee stock options                                     944             --                352             --
                                                                           ------           ------           ------           ------

Diluted shares outstanding                                                 26,381           24,835           25,588           24,757
                                                                           ======           ======           ======           ======

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

                               BE AEROSPACE, INC.


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

                               BE AEROSPACE, INC.


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

                               BE AEROSPACE, INC.


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