Form 10-K
period 2001-02-24
BE AEROSPACE INC
filed 2001-05-24
CIK 861361

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

           [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended February 24, 2001

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 0-18348

                               BE AEROSPACE, INC.
             (Exact name of registrant as specified in its charter)

Delaware                                                              06-1209796
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)

1400 Corporate Center Way, Wellington, Florida                             33414
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ] The aggregate market value of the registrant's voting stock held by non-affiliates was approximately $732,100,993 on May 21, 2001 based on the closing sales price of the registrant's Common Stock as reported on the Nasdaq National Market as of such date. The number of shares of the registrant's Common Stock, $.01 par value, outstanding as of May 21, 2001 was 32,063,231 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Certain sections of the registrant's Proxy Statement to be filed with the Commission in connection with the 2001 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

                                      INDEX

                                     PART I

ITEM 1.   Business ............................................................3

ITEM 2.   Properties .........................................................16

ITEM 3.   Legal Proceedings ..................................................18

ITEM 4.   Submission of Matters to a Vote of Security Holders ................18

                                     PART II

ITEM 5.   Market for the Registrant's Common Equity and Related Stockholder
          Matters ............................................................19

ITEM 6.   Selected Financial Data ............................................20

ITEM 7.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations ..............................................22

ITEM 7a.  Quantitative and Qualitative Disclosures about Market Risk .........36

ITEM 8.   Consolidated Financial Statements and Supplementary Data ...........36

ITEM 9.   Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure ...............................................36

                                    PART III

ITEM 10.  Directors and Executive Officers of the Registrant .................37

ITEM 11.  Executive Compensation .............................................40

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management......40

ITEM 13.  Certain Relationships and Related Transactions......................40

                                     PART IV

ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K ...41

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

ITEM 1.  BUSINESS

INTRODUCTION

                                   The Company

General

     We are the world's largest manufacturer of cabin interior products for commercial and general aviation aircraft and for business jets. We serve virtually all major airlines and a wide variety of general aviation customers and airframe manufacturers. We believe that we have achieved leading global market positions in each of our major product categories, which include:

o commercial aircraft seats, including an extensive line of first class, business class, tourist class and commuter aircraft seats;

o a full line of airline food and beverage preparation and storage equipment, including coffeemakers, water boilers, beverage containers, refrigerators, freezers, chillers and ovens;

o    both chemical and gaseous commercial aircraft oxygen delivery systems; and

o business jet and general aviation interior products, including an extensive line of executive aircraft seats, indirect overhead lighting systems, oxygen, safety and air valve products.

     In addition, we design, develop and manufacture a broad range of cabin interior structures such as galleys and crew rests, and provide comprehensive aircraft cabin interior reconfiguration and passenger to freighter conversion engineering services and component kits.

     We have substantially expanded the size, scope and nature of our business as a result of a number of acquisitions. Since 1989, we have completed 20 acquisitions, including four acquisitions during fiscal 2001, for an aggregate purchase price of approximately $770 million in order to position ourselves as the preferred global supplier to our customers.

Recent Acquisitions

     Effective February 24, 2001 we completed the acquisition of four companies that specialize in manufacturing precision-machined components and assemblies for the aerospace industry. We acquired these businesses, Alson Industries, Inc., T.L. Windust Machine, Inc., DMGI, Inc. and Maynard Precision, Inc. by issuing to the former stockholders approximately 2.9 million shares of our common stock, and paying them $5.3 million in cash. We also assumed or repaid indebtedness of the acquired companies of approximately $11.8 million, for an aggregate purchase price of approximately $70.1 million. The aggregate purchase price includes $3.5 million of consideration, represented by 187,500 shares of our common stock that was funded into an escrow account. The payment of this consideration is contingent upon the business of one of the companies achieving specified operating targets during fiscal 2002. Any proceeds from the sale of these escrow shares in excess of the earnings incentive of $3.5 million will be paid to us.

     The terms of the acquisition agreements together provide for the selling stockholders to receive net proceeds from the resale of their shares equal to a total of approximately $53.1 million. These stockholders received the proceeds from the sale of their shares pursuant to an underwritten offering on May 16, 2001.

     We believe that these acquisitions will enable us to achieve a number of important strategic objectives, including:

     Positioning the company to become the outsourcing partner of choice in the rapidly-growing business of converting passenger airliners to freighters. Industry experts indicate that the size of the worldwide freighter fleet will nearly double over the next twenty years, adding almost 2,600 aircraft. Industry sources also estimate that more than 70 percent of that increase is expected to come from converting commercial passenger jets to use as freighters. The cost to purchase a new freighter is significantly greater than the cost to convert an existing aircraft. The substantially lower capital cost of a converted aircraft permits the development of economically viable alternatives to the current fleet of aging freighter aircraft. We benefit substantially from the increase in passenger to freighter conversions since we derive significant revenue from our engineering design and certification services as well as the manufacture and assembly of conversion kits. We have a highly skilled engineering services group which is focused on engineering design, certification and program management of aircraft reconfiguration and passenger to freighter conversions. As a result of our recent acquisitions, we also have the capability to manufacture a broad range of structural components, connectors and fasteners. We believe that these acquisitions, coupled with our existing capabilities in the reconfiguration and passenger to freighter conversion business, will position us to become an outsourcing partner of choice in this important growth area.

     Broadening and improving our manufacturing capabilities company-wide. We believe these acquisitions are a significant step in establishing manufacturing as a point of differentiation from our competitors. Each of the newly-acquired businesses has earned very high ratings for quality and on-time delivery. One of the acquired businesses is the only precision machining company in the world that holds The Boeing Company's Gold supplier performance rating, another of the acquired businesses has earned Boeing's Silver supplier performance rating and a third has earned Boeing's Bronze supplier performance rating. Among the approximately 20,000 suppliers to Boeing, less than one tenth of one percent have Gold ratings, only one percent have ratings of Silver or better and only four percent have ratings of Bronze or better. We intend to adopt the best practices from these new businesses throughout our company. We believe that the adoption of the best practices of these acquired businesses will assist us in more efficiently designing products for manufacturing, reducing our total manufacturing cycle times, improving quality and lowering costs.

     Participating in the growth opportunity created by major aircraft original equipment manufacturers' outsourcing strategies. The major aerospace manufacturers are increasingly focusing on their areas of core competency -- design, assembly, marketing and finance. As a result, the industry is in the beginning stages of a widespread and accelerating movement toward outsourcing the manufacturing of components and subassemblies. Original equipment manufacturers are concentrating this outsourcing with a smaller group of larger suppliers, aggressively paring down their supplier bases and demanding from them superb quality and advanced manufacturing practices. These industry trends, coupled with the performance rating systems in place at Boeing and Airbus Industries, are placing significant pressure on smaller suppliers to team up with larger entities. We believe there is a significant growth opportunity for properly positioned and larger, well-capitalized suppliers, like us, to capture increasingly larger amounts of manufacturing and assembly work that will be outsourced to a shrinking supplier base. As a result of these outsourcing and consolidation trends, we expect the component manufacturing and assembly business to grow at a faster rate than the overall aerospace industry, and we plan to be one of the companies that benefits from this growth.

Industry Overview

     The commercial and business jet aircraft cabin interior products industries encompass a broad range of products and services, including aircraft seating products, passenger entertainment and service systems, food and beverage preparation and storage systems, oxygen delivery systems, lavatories, lighting systems, evacuation equipment, overhead bins, as well as a wide variety of engineering design, integration, installation and certification services and maintenance, upgrade and repair services. We estimate that the industry had annual sales in excess of $2.8 billion during fiscal 2001.

     Historically, revenues in the airline cabin interior products industry have been derived from five sources:

o retrofit programs in which airlines purchase new interior furnishings to overhaul the interiors of aircraft already in service;

o refurbishment programs in which airlines purchase components and services to improve the appearance and functionality of certain cabin interior equipment;

o new installation programs in which airlines purchase new equipment to outfit a newly delivered aircraft;

o    spare parts; and

o equipment to upgrade the functionality or appearance of the aircraft interior.

     The retrofit and refurbishment cycles for commercial aircraft cabin interior products differ by product category. Aircraft seating typically has a refurbishment cycle of one to two years and a retrofit cycle of four to eight years. Galley and lavatory structures as well as food and beverage preparation and storage equipment are periodically upgraded or repaired, and require a continual flow of spare parts, but may be retrofitted only once or twice during the useful life of an aircraft.

     The  various   product  and  service   categories  in  which  we  currently
participate include:*

Commercial Aircraft Products

          Seating Products. This is the largest single product category in the industry and includes first class, business class, tourist class and commuter seats. We estimate that the aggregate size of the worldwide aircraft seat market (including spare parts) during fiscal 2001 was in excess of $715 million. Including us, there are approximately ten companies worldwide that supply aircraft seats.

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

Business Jet Products

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

Engineering Services

          This product category includes providing engineering design, integration, installation and certification services to the airline industry. Historically, the airlines have relied on in-house engineering resources or consultants to provide such services. As cabin interiors have become increasingly sophisticated and the airline industry increasingly differentiated, the airlines have begun to outsource such services in order to increase speed to market and to improve productivity and reduce costs. We provide engineering and structural components for the conversion of passenger aircraft to freighters, as well as the manufacture of other structural components such as crew rest compartments, lavatories and galleys. We also provide design, integration, installation and certification services for commercial aircraft passenger cabin interiors, offering customers a broad range of capabilities including design, project management, integration, test and certification of reconfigurations for commercial aircraft passenger cabin interiors.

     * We sold a 51% interest in our In-Flight Entertainment ("IFE") business during fiscal 1999 and the remaining 49% interest in fiscal 2000. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Through February 27, 1999, we operated in the (1) commercial aircraft products, (2) business jet products, (3) engineering services and (4) in-flight entertainment segments of the commercial airline and general aviation industry. Following the sale of our controlling interest in the IFE business, we operated in three segments - (1) commercial aircraft products, (2) business jet products and (3) engineering services. Revenues for similar classes of products or services within these business segments for the fiscal years ended February 2001, 2000 and 1999 are presented below:

                                                                          Year Ended
                                                                        (in thousands)
                                                        ------------ --- -------------- -- -------------
                                                            Feb 24,          Feb. 26,           Feb. 27,
                                                               2001             2000               1999
                                                               ----             ----               ----
Commercial aircraft products:
   Seating products                                        $288,035           $324,878         $296,482
   Interior systems products                                151,633            144,832          137,966
   Cabin interior structures                                 71,614            110,026           94,544
                                                        ------------     --------------    -------------
                                                        ------------     --------------    -------------
                                                            511,282            579,736          528,992
Business jet products                                        86,182             81,096           64,856
Engineering services                                         68,980             62,517           28,700
In-flight entertainment                                           -                  -           78,777
                                                        ------------
                                                        ------------     --------------    -------------
Total Revenues                                             $666,444           $723,349         $701,325
                                                        ============     ==============    =============

Recent Industry Conditions

     Our principal customers are the world's commercial airlines. Airline company balance sheets have been substantially strengthened and their liquidity significantly enhanced over the past several years as a result of strong profitability, debt and equity financings and a closely managed fleet expansion. Recently, however, increases in fuel prices and the softening of the global economy have negatively impacted airline profitability. Should the airline industry suffer a severe downturn, discretionary airline spending, including for new aircraft and cabin interior refurbishments and upgrades, would be more closely monitored or even reduced, which could have a material adverse effect on our business results of operations and financial condition. Other factors expected to affect the cabin interior products industry are the following:

               Existing Installed Base. Existing installed product base typically generates continued retrofit, refurbishment and spare parts revenue as airlines continue to maintain their aircraft cabin interiors. According to industry sources, the world commercial passenger aircraft fleet consisted of approximately 12,500 aircraft as of January 2001, including 3,470 aircraft with fewer than 120 seats, 6,470 aircraft with between 120 and 240 seats and 2,540 aircraft with more than 240 seats. Further, based on industry sources, we estimate that there are currently over 10,600 business jets currently in service. Based on such fleet numbers, we estimate that the total worldwide installed base of commercial and general aviation aircraft cabin interior products, valued at replacement prices, was approximately $23 billion as of February 24, 2001.

               Expanding Worldwide Fleet. The expanding worldwide aircraft fleet is expected to generate additional revenues from new installation programs, while the increase in the size of the installed base is expected to generate additional and continual retrofit, refurbishment and spare parts revenue. Worldwide air traffic has grown every year since 1946 (except in 1990) and, according to the 2000 Current Market Outlook published by the Boeing Commercial Airplane Group, or the Boeing Report, is projected to grow at a compounded average rate of 4.8% per year by 2019, increasing annual revenue passenger miles from approximately 2.0 trillion in 1999 to approximately 5.0 trillion by 2019. According to the Airbus Industrie Global Market Forecast published in July 2000, the worldwide installed seat base, which we consider a good indicator for potential growth in the aircraft cabin interior products industry, is expected to increase from approximately
               1.85 million  passenger seats at the end of 1999 to approximately
               4.17 million passenger seats at the end of 2019.

               Rapidly Growing Passenger to Freighter Conversion Business. Industry sources project that air cargo traffic will grow by six percent to seven percent annually over the next twenty years, approximately double the forecasted economic growth rate. Industry experts indicate that the size of the worldwide freighter fleet will nearly double over the next twenty years, with more than 2,600 aircraft being added, taking retirements into account. Industry sources also estimate that almost 70 percent of that increase is expected to come from converting commercial passenger jets to use as freighters.

               New Aircraft Deliveries. The number of new aircraft delivered each year is an important determinant of fleet expansion and is generally regarded as cyclical in nature. New aircraft deliveries peaked at 1073 during calendar 1999 including regional jets. New aircraft deliveries (including regional jets) declined to 1043 aircraft in 2000. According to the Airline Monitor published in February 2001, new deliveries (including regional jets) are expected to increase to 1259 aircraft in 2001, with average annual new aircraft deliveries (including regional jets) of 1110 during 2002 through 2005. Annual deliveries over the five-year period ending calendar 2005 are expected to be 2.0 times to 2.9 times greater than the lowest level during the last cycle, which ended in 1995.

               Business Jet and VIP Aircraft Fleet Expansion and Related Retrofit Opportunities. General aviation and VIP airframe manufacturers have experienced growth in new aircraft deliveries similar to that which recently occurred in the commercial aircraft industry. According to industry sources, business jet aircraft deliveries amounted to 744 units in calendar 1999 and 758 units in calendar 2000. Industry sources indicate that approximately 6,437 business jets will be built between 2000 and 2009 with a value of more than $78 billion.

               Wide-body Aircraft Deliveries. The trend towards wide-body aircraft is significant to us because wide-body aircraft require almost five times the dollar value content for our products as compared to narrow-body aircraft. Deliveries of wide-body, long-haul aircraft constitute an increasing share of total new aircraft deliveries and are an increasing percentage of the worldwide fleet. Wide-body aircraft represented 17% of all new commercial aircraft delivered in 2000, and are expected to increase to 18% of new deliveries in 2003 and 21% of new deliveries in 2004. In addition, according to the Airline Monitor average annual deliveries of wide-body aircraft during calendar 2001 to 2004 are expected to be approximately 23% greater than actual deliveries of such aircraft during calendar 2000. Wide-body aircraft currently carry up to three or four times the number of seats as narrow-body aircraft, and because of multiple classes of service, including large first class and business class configurations, our average revenue per seat on wide-body aircraft is substantially higher. Aircraft cabin crews on wide-body aircraft may make and serve between 300 and 900 meals and may brew and serve more than 2000 cups of coffee and 400 glasses of wine on a single flight.

               Original Equipment  Manufacturers  Outsourcing  Opportunity.  The
               industry is in the beginning stages of a widespread and accelerating movement toward outsourcing the manufacturing of components and subassemblies. Original equipment manufacturers are concentrating this outsourcing with a smaller group of larger suppliers, aggressively paring down their supplier bases and demanding from them superb quality and advanced manufacturing practices. As a result of these outsourcing and consolidation trends, we expect the component manufacturing and assembly business to grow at a faster rate than the overall aerospace industry.

               New Product Development. The aircraft cabin interior products companies are engaged in intensive development and marketing efforts for new products. Such products include full electric "sleeper seats," convertible seats, full face crew masks, advanced telecommunications equipment, protective breathing equipment, oxygen-generating systems, new food and beverage preparation and storage equipment, kevlar barrier nets, de-icing systems, crew rests and cabin management systems.

               Growing Engineering Services Markets. Historically, the airlines have relied primarily on their own in-house engineering resources to provide engineering, design, integration and installation services, as well as services related to repairing or replacing cabin interior products that have become damaged or otherwise non-functional. As cabin interior product configurations have become increasingly sophisticated and the airline industry increasingly competitive, the airlines have begun to outsource such services in order to increase productivity and reduce costs and overhead. Outsourced services include:

     o engineering design, integration, project management, installation and certification services;

     o    modifications and reconfigurations for commercial aircraft; and

     o    services related to the support of product upgrades.

Competitive Strengths

     We believe that we have a strong, competitive position attributable to a number of factors, including the following:

               Combination of Manufacturing and Cabin Interior Design Services. We have continued to expand our products and services, believing that the airline industry increasingly will seek an integrated approach to the design, development, integration, installation, testing and sourcing of aircraft cabin interiors. We believe that we are the only manufacturer of a broad technologically-advanced line of cabin interior products with interior design capabilities. Based on our established reputation for quality, service and product innovation among the world's commercial airlines, we believe that we are well positioned to provide
               "one-stop shopping" to these customers, thereby maximizing our sales opportunities and increasing the convenience and customer value of the service provided to our customers.

               Technological Leadership/New Product Development. We believe that we are a technological leader in our industry, with what we believe is the largest research and development organization in the cabin interior products industry, currently comprised of approximately 618 engineers. We believe our research and development effort and our on-site engineers at both the airlines and airframe manufacturers enable us to play a leading role in developing and introducing innovative products to meet emerging industry trends and needs and thereby gain early entrant advantages.

               Proven Track Record of Acquisition Integration. We have demonstrated the ability to make strategic acquisitions and successfully integrate such acquired businesses by identifying opportunities to consolidate facilities and personnel, including engineering, manufacturing and marketing activities, as well as rationalizing product lines. Our acquisition strategy is subject to a number of risks including increasing leverage, the application of restrictive covenants in connection with additional debt incurred for any further acquisitions, the costs of integrating any acquired companies and the creation of significant goodwill.

               Large Installed Base. We believe our large installed base of products, estimated to be approximately $6.3 billion as of February 24, 2001 (valued at replacement prices), is a strategic strength. The airlines tend to purchase spare parts and retrofits and refurbishment programs from the supplier of the original equipment. As a result, we expect our large installed base to generate continued retrofit, refurbishment and spare parts revenue as airlines continue to maintain, evolve and reconfigure their aircraft cabin interiors.

Growth Opportunities

     We believe that we have benefited from three major growth trends in the aerospace industry.

     Increase in Refurbishment and Upgrade Orders. Our substantial installed base provides significant on-going revenues from replacements, upgrades, repairs and the sale of spare parts. Approximately 60% of our revenues for the year ended February 24, 2001 were derived from these aftermarket activities. A significant portion of our revenues and operating earnings during fiscal 2001 were derived from refurbishment and upgrade programs. We believe that we are well positioned to continue to benefit as a result of the airlines' improved financial condition and liquidity and the need to refurbish and upgrade cabin interiors. See "Recent Industry Conditions."

     Expansion of Worldwide Fleet and Shift Toward Wide-Body Aircraft. Airlines have been taking delivery of a large number of new aircraft due to high load factors and the projected growth in air travel. See "Recent Industry Conditions."

     Business Jet and VIP Aircraft Fleet Expansion and Related Retrofit Opportunities. General aviation and VIP airframe manufacturers have experienced growth in new aircraft deliveries similar to that which recently occurred in the commercial aircraft industry. According to industry sources, executive jet aircraft deliveries amounted to 343 units in calendar 1996 and 758 units in calendar 2000. Industry sources indicate that executive jet aircraft deliveries should be approximately 709 in calendar 2001. Several new aircraft models, and larger business jets, including the Cessna Citation Excel, the Boeing Business Jet, Bombardier Challenger and Global Express, Gulfstream V, the Falcon 900 and Airbus Business Jet, which have been or are expected to be introduced over the next several years, are expected to be a significant contributors to new general aviation aircraft deliveries going forward. Industry sources indicate that approximately 6,437 business jets will be built between 2000 and 2001 with a value of more than $78 billion, and that the number of larger business jets, as described above, as a percentage of total business jet deliveries will increase from 27% in calendar year 2000 to 31% in calendar year 2001. This is important to our company because the typical cost of cabin interior products manufactured for a Cessna Citation is approximately $162,500; whereas the same contents for a larger business jet, such as the Boeing Business Jet could range up to approximately $1,365,200. Advances in engine technology and avionics and the emergence of fractional ownership of executive aircraft are also important growth factors. In addition, the general aviation and VIP aircraft fleet consists of approximately 10,600 aircraft with an average age of approximately 15 years. As aircraft age or ownership changes, operators retrofit and upgrade the cabin interior, including seats, sofas and tables, sidewalls, headliners, structures such as closets, lavatories and galleys, and related equipment including lighting and oxygen delivery systems. In addition, operators generally reupholster or replace seats every five to seven years. We believe that we are well positioned to benefit from the retrofit opportunities due to:

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

Business Strategy

     Our business strategy is to maintain a leadership position and to best serve our customers by:

     o offering the broadest and most integrated product lines and services in the industry, including not only new product and follow-on product sales, but also design, integration, installation and certification services;

     o    pursuing  the  highest   level  of  quality  in  every  facet  of  our
          operations, from the factory floor to customer support;

     o aggressively pursuing initiatives of continuous improvement of our manufacturing operations to reduce cycle time, lower cost, improve quality and expand our margins;

     o pursuing a worldwide marketing and product support approach focused by airline and general aviation airframe manufacturer and encompassing our entire product line; and

     o    pursuing selective strategic acquisitions.

     In addition, due to our recent acquisitions, we have expanded our business strategies to better position ourselves to participate in the large and rapidly growing business of aircraft reconfiguration and passenger to freighter conversion, and also to capitalize on two significant trends in the aerospace industry:

     o major original equipment manufacturers are shrinking their supplier base, and

     o    major  original   equipment   manufacturers   are   accelerating   the
          outsourcing of components and sub-assemblies.

Products and Services

Commercial Aircraft Products

Seating Products

     Our company is the world's leading manufacturer of aircraft seats, offering a wide selection of first class, business class, tourist class and commuter seats. A typical seat manufactured and sold by our company includes the seat frame, cushions, armrests and tray table, together with a variety of optional features such as adjustable lumbar supports, footrests, reading lights, head/neck supports, oxygen masks and telephones. We estimate that as of February 24, 2001 we had an aggregate installed base of approximately 1.2 million aircraft seats valued at replacement prices of approximately $2.7 billion.

     First and Business Classes. Based upon major airlines' program selection and orders on hand, we are the leading worldwide manufacturer of premium-class seats. Our new line of international first class sleeper seats incorporate full electric actuation, electric ottoman, privacy panels and side-wall mounted tables. Our recently released business class seats incorporate features from over 25 years of seating design. The premium business class seats include electrical or mechanical actuation, PC power ports, telephones, translating leg rests, adjustable lumbar cushions, 4-way adjustable headrests and fiber-optic reading lights. The first and business class products are substantially more expensive than tourist class seats due to these luxury appointments.

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

     Commuter (Regional Jet) Seats. We are the leading manufacturer of regional aircraft seating in both the United States and worldwide markets. Our Silhouette(TM) Composite seats are similar to commercial jet seats in comfort and performance but typically do not have as many added comfort features. Consequently, they are lighter weight and require less maintenance.

     Spares. Aircraft seats require regularly scheduled maintenance in the course of normal passenger use. Airlines depend on seat manufacturers and secondary suppliers to provide spare parts and kit upgrade programs. As a result, a significant market exists for spare parts.

Interior Systems Products

     We are the leading manufacturer of interior systems products for both narrow- and wide-body aircraft, offering a wide selection of coffee and beverage makers, water boilers, ovens, liquid containers, refrigeration equipment, oxygen delivery systems and a variety of other interior components. We estimate that as of February 24, 2001 we had an aggregate installed base of such equipment, valued at replacement prices, in excess of $970 million.

     Coffee Makers. We are the leading manufacturer of aircraft coffee makers. We manufacture a broad line of coffee makers, coffee warmers and water boilers, including the Flash Brew Coffee Maker, with the capability to brew 54 ounces of coffee in one minute, and a Combi(TM) unit which will both brew coffee and boil water for tea while utilizing 25% less electrical power than traditional 5,000-watt water boilers. We also manufacture a cappuccino/espresso maker.

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

Cabin Interior Structures

     We are a leader in designing and manufacturing galley structures and crew rest compartments. We estimate that as of February 24, 2001, we had an installed base of such equipment, valued at replacement prices, of approximately $866 million.

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

Business Jet Products

     We entered the market for business jet aircraft products with the acquisition of Aircraft Modular Products, Inc. ("AMP") in April 1998. By combining AMP's presence in the general aviation and VIP aircraft cabin interior products industry with that of our Puritan-Bennett Aero Systems Co. ("PBASCO") and Aircraft Lighting Corporation ("ALC") product lines, which we acquired during fiscal 1999, we are now the leading manufacturer of a broad product line including a complete line of executive aircraft seating products, fluorescent lighting, air valves and oxygen delivery systems as well as sidewalls, bulkheads, credenzas, closets, galley structures, lavatories, tables and sofas. We have the capability to provide complete interior packages, including all design services, all interior components and program management services for executive aircraft interiors. We are the preferred supplier of seating products and direct and indirect lighting systems of essentially every general aviation airframe manufacturer. We estimate that as of February 24, 2001 we had an aggregate installed base of such equipment, valued at replacement prices, of approximately $1.4 billion.

Engineering Services

     Our engineering services operation is a leader in providing design, integration, installation and certification services associated with the reconfiguration of commercial aircraft cabin interiors and converting commercial aircraft to freighters. We estimate that as of February 24, 2001, we had an installed base of such equipment, valued at replacement prices, of approximately $381 million.

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

     Engineering Design, Integration, Installation and Certification Services. We are a leader in providing engineering, design, integration, installation and certification services for commercial aircraft passenger cabin interiors, offering our customers in-house capabilities to design, project manage, integrate, test and certify reconfigurations and modifications for commercial aircraft and to manufacture related products, including engineering kits and interface components. We provide a broad range of interior reconfiguration services which allow airlines to change the size of certain classes of service, modify and upgrade the seating, install telecommunications or entertainment options, relocate galleys, lavatories and overhead bins, and install crew rest compartments.

Research, Development and Engineering

     We work closely with commercial airlines to improve existing products and identify customers' emerging needs. Our expenditures in research, development and engineering totaled $49 million, $54 million and $56 million for the years ended February 24, 2001, February 26, 2000 and February 27, 1999. We employed approximately 618 professionals in the engineering and product development areas. We believe that we have the largest engineering organization in the cabin interior products industry, with not only software, electronic, electrical and mechanical design skills, but also substantial expertise in materials composition and custom cabin interior layout design and certification.

Marketing and Customers

     We market and sell our products directly to virtually all of the world's major airlines and commercial and general aviation aircraft manufacturers. We market our general aviation products directly to all of the world's business jet airframe manufacturers, modification centers and operators. As of February 24, 2001, our sales and marketing organization consisted of 110 persons, along with 31 independent sales representatives. Our sales to non-U.S. airlines were approximately $280 million for the fiscal year ended February 24, 2001, $311 million for the fiscal year ended February 26, 2000 and $298 million for the fiscal year ended February 27, 1999, or approximately 42%, 43% and 42%, respectively, of net sales during such periods.

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

     We believe that our integrated worldwide marketing approach, focused by airline and encompassing our entire product line, is preferred by airlines. Led by a senior executive, teams representing each product line serve designated airlines that together accounted for almost 68% of the purchases of products manufactured by our company during the fiscal year ended February 24, 2001. These airline customer teams have developed customer specific strategies to meet each airline's product and service needs. We also staff "on-site" customer engineers at major airlines and airframe manufacturers to represent our entire product line and work closely with the customers to develop specifications for each successive generation of products required by the airlines. These engineers help customers integrate our wide range of cabin interior products and assist in obtaining the applicable regulatory certification for each particular product or cabin configuration. Through our on-site customer engineers, we expect to be able to more efficiently design and integrate products which address the
requirements  of  our  customers.   We  provide  program  management   services,
integrating all on-board cabin interior equipment and systems, including installation and Federal Aviation Administration certification, allowing airlines to substantially reduce costs. We believe that we are one of the only suppliers in the commercial aircraft cabin interior products industry with the size, resources, breadth of product line and global product support capability to operate in this manner. We market our general aviation products directly to all of the world's general aviation airframe manufacturers, modification centers and operators.

     Our program management approach requires that a program manager is assigned to each significant contract. The program manager is responsible for all aspects of the specific contract, including management of change orders and negotiation of related non-recurring engineering charges, monitoring the progress of the contract through its scheduled delivery dates and overall contract profitability. We believe that our customers derive substantial benefits from our program management approach, including better on-time delivery and higher service levels. We also believe our program management approach results in better customer satisfaction and higher profitability over the in-flight entertainment of a contract.

     During fiscal 2001, approximately 86% of our total revenues were derived from the airlines compared with 82% in fiscal 2000. Approximately 60% of our revenues during fiscal 2001 and 61% of our revenues during fiscal 2000 were from refurbishment, spares and upgrade programs. During the year ended February 24, 2001, and for the year ended February 26, 2000, no single customer accounted for 10% of total revenues. During the year ended February 27, 1999, one customer accounted for approximately 13% of our total revenues, and no other customer accounted for more than 10% of such revenues. The portion of our revenues attributable to particular airlines varies from year to year because of airlines' scheduled purchases of new aircraft and for retrofit and refurbishment programs for their existing aircraft.

Backlog

     We estimate that our backlog at February 24, 2001 was approximately $600 million, as compared with a backlog of $500 million on November 25, 2000, a low of $450 million on August 26, 2000 and $470 million on February 26, 2000. Of our backlog at February 24, 2001, approximately 66% is deliverable by the end of fiscal 2002; 62% of our total backlog is with North American carriers, approximately 10% is with European carriers and approximately 19% is with Asian carriers.

Customer Service

     We believe that our customers place a high value on customer service and product support and that such service is a critical factor in our industry. The key elements of such service include:

     o rapid response to requests for engineering designs, proposal requests and technical specifications;

     o    flexibility with respect to customized features;

     o    on-time delivery;

     o    immediate  availability  of spare parts for a broad range of products;
          and

     o prompt attention to customer problems, including on-site customer training.

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

     Our principal competitors for seating products are Group Zodiac S.A. and Keiper Recaro GmbH. Our primary competitors for interior systems products are Britax PLC, JAMCO, Scott Aviation and Intertechnique. Our principal competitors in the rapidly growing passenger to freighter conversion business include Boeing Airplane Services, Elbe Flugzeugwerko GMBH, a division of EADS, Israel Aircraft Industries, Pemco World Air Services and Aeronavili. Our principal competitors for other product and service offerings in our flight services and engineering services include TIMCO, JAMCO, Britax PLC, and Driessen Aircraft Interior
Systems. The market for general aviation products and services is highly fragmented, consisting of numerous competitors, the largest of which is Decrane Aircraft Holdings.

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

Government Regulation

     The Federal Aviation Administration prescribes standards and licensing requirements for aircraft components, and licenses component repair stations within the United States. Comparable agencies regulate such matters in other countries. We hold several Federal Aviation Administration component certificates and perform component repairs at a number of our U.S. facilities under Federal Aviation Administration repair station licenses. We also hold an approval issued by the UK Civil Aviation Authority to design, manufacture, inspect and test aircraft seating products in Leighton Buzzard, England and in Kilkeel, Northern Ireland and to design, manufacture, inspect and test our flight structures and engineering services products in Dafen, Wales and the necessary approvals to design, manufacture, inspect, test and repair our interior systems products in Nieuwegein, Netherlands and to inspect, test and repair products at our service centers throughout the world.

     In March 1992, the Federal Aviation Administration adopted Technical Standard Order C127, or TSO C127, requiring that all seats on certain new generation commercial aircraft installed after such date be certified to meet a number of new safety requirements, including an ability to withstand a 16G force. We understand that the Federal Aviation Administration plans to adopt in the near future additional regulations which will require that within the next five years all seats, including those on existing older commercial aircraft which are subject to the Federal Aviation Administration's jurisdiction, will have to comply with similar seat safety requirements. We have developed 32 different seat models that meet these new seat safety regulations, have successfully completed thousands of tests to comply with TSO C127 and, based on our installed base of 16G seats, are the recognized industry leader in this area.

Environmental Matters

     Our operations are subject to extensive and changing federal, state and foreign laws and regulations establishing health and environmental quality standards, including those governing discharges and pollutants into the air and water and the management and disposal of hazardous substances and wastes. We may be subject to liability or penalties for violations of those standards. We are also subject to laws and regulations, such as the Federal Superfund law and similar state statutes, governing remediation of contamination at facilities that we currently or formerly owned or operated or to which we send hazardous substances or wastes for treatment, recycling or disposal. We believe that we are currently in compliance, in all material respects, with all environmental laws and regulations. However, we could become subject to future liabilities or obligations as a result of new or more stringent interpretations of existing laws and regulations. In addition, we may have liabilities or obligations in the future if we discover any environmental contamination or liability relating to our facilities or operations.

Patents

     We currently hold 97 United States patents and 47 international patents, covering a variety of products. We believe that the termination, expiration or infringement of one or more of such patents would not have a material adverse effect on our company.

Employees

     As of February 24, 2001, we had approximately 4,300 employees. Approximately 69.2% of these employees are engaged in manufacturing, 14.4% in engineering, research and development and 16.4% in sales, marketing, product support and general administration. Approximately 18% of our worldwide employees are represented by unions. A labor contract representing 301 U.S. employees expires on May 4, 2003. The labor contract with the only other domestic union, which represents approximately 2% of our employees, also runs through the year 2003. We consider our employee relations to be good.

ITEM 2.  PROPERTIES

     As of February 24, 2001, we had 20 principal facilities, comprising an aggregate of approximately 1.7 million square feet of space. The following table describes the principal facilities and indicates the location, function, approximate size and ownership status of each location.

-------------------------------------- ----------------------------------------------- ------------- ---------------
                                                                                         Facility
                                                                                           Size
              Location                             Products and Function                (Sq. Feet)     Ownership
-------------------------------------- ----------------------------------------------- ------------- ---------------
Corporate
-------------------------------------- ----------------------------------------------- ------------- ---------------
Wellington, Florida                    Corporate headquarters, marketing and sales,          17,700      Owned
                                       customer service and product support,
                                       finance, human resources, legal
-------------------------------------- ----------------------------------------------- ------------- ---------------
Seating Products
-------------------------------------- ----------------------------------------------- ------------- ---------------
Litchfield, Connecticut...........     Manufacturing and warehousing, customer
                                       service and product support, research and            147,700      Owned
                                       development, finance and administration

Winston-Salem, North Carolina.....     Manufacturing and warehousing, customer
                                       service and product support, research and            264,800      Owned
                                       development, finance

Leighton Buzzard, England.........     Manufacturing and warehousing, customer
                                       service and product support, finance                 114,000      Owned


Kilkeel, Northern Ireland.........     Manufacturing and warehousing, customer              100,500      Owned
                                       service and product support, finance
-------------------------------------- ----------------------------------------------- ------------- ---------------
Interior Systems Products
-------------------------------------- ----------------------------------------------- ------------- ---------------
Delray Beach, Florida.............     Manufacturing and warehousing, research and           52,000      Owned
                                       development, finance and administration

Anaheim, California...............     Manufacturing and warehousing, research and
                                       development, finance                                  98,000      Leased

Lenexa, Kansas....................     Manufacturing and warehousing, customer
                                       service and product support, finance                  80,000      Owned


Nieuwegein, The Netherlands.......     Manufacturing and warehousing, research and
                                       development, finance                                  39,000      Leased

-------------------------------------- ----------------------------------------------- ------------- ---------------
Cabin Interior Structures
-------------------------------------- ----------------------------------------------- ------------- ---------------
Jacksonville, Florida.............     Manufacturing and warehousing, research and
                                       development, customer service and product             75,000      Owned
                                       support, finance

Dafen, Wales......................     Manufacturing and warehousing, research and
                                       development, customer service and product             80,000      Owned
                                       support, finance

Long Beach, California............     Manufacturing and warehousing                         34,000      Owned

Fontana, California...............     Manufacturing and warehousing                         23,000      Leased

Compton, California...............     Manufacturing and warehousing                         58,202      Leased

Gardenia, California..............     Manufacturing and warehousing                         33,576      Leased

Vista, California.................     Manufacturing and warehousing                         25,000      Leased
-------------------------------------- ----------------------------------------------- ------------- ---------------

-------------------------------------- ----------------------------------------------- ------------- ---------------
                                                                                         Facility
                                                                                           Size
              Location                             Products and Function                (Sq. Feet)     Ownership
-------------------------------------- ----------------------------------------------- ------------- ---------------
Business Jet Products
-------------------------------------- ----------------------------------------------- ------------- ---------------

Miami, Florida....................     Manufacturing and warehousing, research and          106,300      Leased
                                       development, finance                                  52,400      Owned

Holbrook, New York................     Manufacturing and warehousing, research and           20,100      Leased
                                       development, finance

Fenwick, West Virginia............     Manufacturing and warehousing, research and
                                       development, customer service and product            132,600      Owned
                                       support, finance
-------------------------------------- ----------------------------------------------- ------------- ---------------
Engineering Services
-------------------------------------- ----------------------------------------------- ------------- ---------------
Arlington, Washington.............     Manufacturing and warehousing, research and
                                       development, customer service and product            130,200      Leased
                                       support, finance and administration
-------------------------------------- ----------------------------------------------- ------------- ---------------

     We believe that our facilities are suitable for their present intended purposes and adequate for our present and anticipated level of operations.


                  [Remainder of page intentionally left blank]

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

                                                                                       High            Low

Fiscal Year Ended February 27, 1999
    First Quarter                                                                   35     3/4           25     3/4
    Second Quarter                                                                  33     3/8           21     1/2
    Third Quarter                                                                   27     1/8           13
    Fourth Quarter                                                                  27     1/4           11     1/2
Fiscal Year Ended February 26, 2000
    First Quarter                                                                   21     1/8           13     1/2
    Second Quarter                                                                  22     1/4           16     1/2
    Third Quarter                                                                   18    3/16            5     3/4
    Fourth Quarter                                                                   9     7/8            6     3/8
Fiscal Year Ended February 24, 2001
    First Quarter                                                                    9                    5     7/8
    Second Quarter                                                                  16     3/8            6     3/8
    Third Quarter                                                                   17     1/4           11   13/16
    Fourth Quarter                                                                  23   15/16           13    1/16

     On May 16, 2001, as part of a 5,750,000 share offering, we completed the sale of approximately 2.8 million primary shares of common stock at $19.50 per share. As described in "Recent Acquisitions" in Item 1, approximately 2.9 million shares of our common stock were issued to the former owners of the four companies acquired effective February 24, 2001. These shares were sold on behalf of the former owners as part of the offering, for which they received approximately $53.1 million. We received approximately $50.3 million, net of estimated offering costs, from the sale of the 2.8 million shares by us. Following this offering we had 32,063,231 shares outstanding. On May 21, 2001 the closing price of our common stock as reported by Nasdaq was $23.06 per share. As of such date, we had 832 shareholders of record, and we estimate that there are approximately 15,500 beneficial owners of our common stock. We have not paid any cash dividends in the past, and we have no present intention of doing so in the immediate future. Our Board of Directors intends, for the foreseeable future, to retain any earnings to reduce indebtedness and finance our future growth, but expects to review our dividend policy regularly. The Indentures pursuant to which our 8 7/8%, 8% and 9 1/2% Senior Subordinated Notes were issued, permit the declaration or payment of cash dividends only in certain circumstances described therein.


                  [Remainder of page intentionally left blank]

ITEM 6.  SELECTED FINANCIAL DATA
(In thousands, except per share data)

     During fiscal 1999, we acquired Aerospace Interiors, Inc., Puritan-Bennett Aero Systems Co., substantially all of the assets of Aircraft Modular Products, Aerospace Lighting Corporation and SMR Aerospace, Inc., and its affiliates. Effective as of February 24, 2001, we acquired Alson Industries, Inc., T.L. Windust Machine, Inc., Maynard Precision, Inc. and DMGI, Inc. ("2001 Acquisitions"). The financial data as of and for the fiscal years ended February 24, 2001, February 26, 2000, February 27, 1999, February 28, 1998 and February 22, 1997 have been derived from financial statements which have been audited by our independent auditors. The following financial information is qualified by reference to, and should be read in conjunction with, our historical financial statements, including notes thereto, which are included elsewhere in this Form 10-K.

                                                                                  Year Ended
                                                        -----------------------------------------------------------------

                                                        ---------- ------------ ---------------- ---------- -------------
                                                         Feb. 24,     Feb. 26,       Feb. 27,       Feb. 28,     Feb. 22,
                                                         2001 (a)     2000(c)        1999(d),(e)    1998(f)      1997
                                                         ----         ----           ----           ----         ----
Statements of Operations Data:
Net sales...............................                $666,444     $723,349      $701,325      $487,999      $412,379
Cost of sales...........................                 416,626      543,682       522,875       309,094       270,557
                                                         -------      -------      --------      -------       --------
Gross profit............................                 249,818      179,667       178,450       178,905       141,822
Operating expenses:
  Selling, general and administrative...                  92,541       94,891        83,648        58,622        51,734
  Research, development and engineering.                  48,898       54,004        56,207        45,685        37,083
  Amortization..........................                  23,408       24,076        22,498        11,265        10,607
  Acquisition and initial public offering                  8,276
  costs
  Transaction gain, expenses and other expenses               --           --        53,854         4,664            --
                                                        --------     --------      --------      --------      --------

Operating earnings (loss)...............                  76,695        6,696       (37,757)       58,669        42,398
Equity in losses of unconsolidated subsidiary                 --        1,289            --            --            --
Interest expense, net...................                  54,170       52,921        41,696        22,765        27,167
                                                        --------     --------      --------      --------      --------
Earnings (loss) before income taxes and
  extraordinary item....................                  22,525      (47,514)      (79,453)       35,904        15,231
Income taxes ...........................                   2,253        3,283         3,900         5,386         1,522
                                                        --------     --------      --------      --------      --------
Earnings (loss) before extraordinary item                 20,272      (50,797)      (83,353)       30,518        13,709
Extraordinary item......................                      --           --           --          8,956            --
                                                        --------     --------      --------      --------      --------
Net earnings (loss)...................................  $ 20,272     $(50,797)     $(83,353)     $ 21,562      $ 13,709
                                                        ========     ========      ========      ========      ========
Basic earnings (loss) per share:
Earnings (loss) before extraordinary item               $    .80     $  (2.05)     $  (3.36)     $   1.36 (f)  $    .77

Extraordinary item......................                      --           --            --          (.40)           --
                                                        --------  -----------      --------      --------      --------
Net earnings (loss).....................                $   0.80     $  (2.05)        (3.36)     $    .96  $        .77
                                                        ========     ========      ========      ========      ========

Weighted average common shares..........                  25,359       24,764        24,814        22,442        17,692
Diluted earnings (loss) per share:
Earnings (loss) before extraordinary item               $    .78     $  (2.05)    $   (3.36)     $   1.30    $      .72

Extraordinary item......................                      --           --            --          (.38)           --
                                                        --------  -----------      --------      --------      --------
Net earnings (loss).....................                $   0.78     $  (2.05)     $  (3.36)          .92           .72
                                                        ========     ========      ========      ========      ========

Weighted average common shares..........                  25,889       24,764        24,814        23,430        19,097

Balance Sheet Data (end of period):

Working capital.........................                $174,897(b)  $129,913      $143,423      $262,504      $122,174
Intangible and other assets net (g).....                 433,379      425,836       451,954       195,723       189,882
Total assets............................                 935,995      881,789       904,299       681,757       491,089
Long-term debt..........................                 603,812      618,202       583,715       349,557       225,402
Stockholders' equity....................                 135,274(b)    64,497       115,873       196,775       165,761

                               Footnotes to Table


     (a) Our operating results during fiscal 2001 were negatively impacted by costs related to recently completed acquisitions and costs attributable to the termination of a proposed initial public offering by our subsidiary Advanced Thermal Sciences. The aggregate impact of these items on our results was $8,276. Excluding such costs for the year ended February 24, 2001, our operating earnings were $84,971 and net earnings were $27,720.

     (b) On April 17, 2001 we sold $250,000 of 8 7/8% senior subordinated notes in a private offering. The net proceeds less estimated debt issue costs from the sale of these notes were approximately $242,800. Approximately $66,700 of the net proceeds were used to repay the Company's bank credit facility, which was terminated. On April 17, 2001 we issued a notice to call the 9 7/8% notes at a price of approximately $104,900 (including a call premium of approximately $4,900). On May 16, 2001 we completed a 5,750,000 share offering of our common stock at $19.50 per share. The former owners of the 2001 Acquisitions received approximately $53.1 million from the sale of the
          2.9 million shares we issued to them as part of the 2001 Acquisitions. We received approximately $50.3 million, net of estimated offering costs, from the sale of approximately 2.8 million shares by us.

     (c) Our operating results during fiscal 2000 were negatively impacted due to operational problems in our seating operations. These problems, which have since been resolved, arose due to a misalignment between our manufacturing processes, our newly installed Enterprise Resource Planning, or ERP, system and our product and service line rationalization. The aggregate impact of these problems on our results for the year ended February 26, 2000 was $94,375. Substantially all of these costs have been included as a component of cost of sales. Excluding such costs and charges for the year ended February 26, 2000 our gross profit was $263,340, our gross margin was 36.4%, our operating earnings were $101,071 and our net earnings were $40,578.

     (d) As a result of acquisitions in 1999, we recorded a charge of $79,155 for the write-off of acquired in-process research and development and acquisition-related expenses. We also sold a 51% interest in our in-flight entertainment business as a result of which we recorded a gain of $25,301. Transaction gain, expenses and other expenses for the year ended February 27, 1999 consist of the in-process research and development and other acquisition expenses, offset by the gain attributable to the sale of our in-flight entertainment business. During fiscal 1999, we implemented a restructuring plan. In connection therewith we closed 7 plants and we reduced the size of our workforce by approximately 1,000. As a result, we incurred $87,825 of cost which included both the restructuring referred to above and the rationalization of related product lines and the introduction of new products. Excluding such costs and expenses for the year ended February 27, 1999, our gross profit was $266,275, our operating earnings were $103,922 and our net earnings were $51,648.

     (e) During fiscal 1999, we acquired Aerospace Interiors, Inc., Puritan-Bennett Aero Systems Co., Aircraft Modular Products, Aerospace Lighting Corporation and SMR Aerospace, Inc. and its affiliates. The results of such acquisitions are included in our historical financial data from the date of acquisition.

     (f) In fiscal 1998, we settled a long-running dispute with the U.S. Government over export sales between 1992 and 1995 to Iran Air. We recorded a charge of $4,664 in fiscal 1998 related to fines, civil penalties and associated legal fees arising from the settlement. We incurred an extraordinary charge of $8,956 during fiscal 1998 for unamortized debt issue costs, tender and redemption premiums and fees and expenses related to the repurchase of our 9 3/4 % senior notes due 2003.

     (g) Intangible and other assets consist of goodwill and other identified intangible assets associated with our acquisitions. Goodwill and other identified assets are amortized on a straight-line basis over their estimated useful lives, which range from 3-30 years. See also "Risk Factors - Our total assets include substantial intangible assets. The write-off of a significant portion of unamortized intangible assets would negatively affect our results of operations."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     We are the world's largest manufacturer of cabin interior products for commercial and general aviation aircraft and for business jets. We serve virtually all major airlines and a wide variety of general aviation customers and airframe manufacturers. We believe that we have achieved leading global market positions in each of our major product categories, which include:

     o commercial aircraft seats, including an extensive line of first class, business class, tourist class and commuter aircraft seats;

     o a full line of airline food and beverage preparation and storage equipment, including coffeemakers, water boilers, beverage containers, refrigerators, freezers, chillers and ovens;

     o    both chemical and gaseous commercial aircraft oxygen delivery systems;
          and

     o business jet and general aviation interior products, including an extensive line of executive aircraft seats, indirect overhead lighting systems, oxygen, safety and air valve products.

     In addition, we design, develop and manufacture a broad range of cabin interior structures such as galleys and crew rests, and provide comprehensive aircraft cabin interior reconfiguration and passenger to freighter conversion engineering services and related component kits.

     Our revenues are generally derived from two primary sources: refurbishment or upgrade programs for the existing worldwide fleets of commercial and general aviation aircraft and new aircraft deliveries. We believe our large installed base of products, estimated to be approximately $6.3 billion as of February 24, 2001 (valued at replacement prices), gives us a significant advantage over our competitors in obtaining orders both for spare parts and for refurbishment programs, principally due to the tendency of the airlines to purchase equipment for such programs from the original supplier.

     We have substantially expanded the size, scope and nature of our business as a result of a number of acquisitions. Since 1989, we have completed 20 acquisitions, including four acquisitions during fiscal 2001, for an aggregate purchase price of approximately $770 million in order to position ourselves as the preferred global supplier to our customers.

     During the period from 1989 to 1996, we acquired nine commercial aircraft cabin interior products manufacturers for approximately $290 million. Through these acquisitions we built worldwide market leadership positions and became the number one manufacturer for a large number of product offerings. At the same time, we rationalized our businesses and began re-engineering our operations. We integrated the acquisitions by eliminating 11 operating facilities and consolidating personnel at the acquired businesses, resulting in headcount reductions of approximately 1,300 employees through January 1998.

     During fiscal 1999 we completed six acquisitions for approximately $387 million. Through these acquisitions we extended our product offerings into oxygen systems and we entered three new markets. These markets include the structural reconfiguration of passenger cabins, the conversion of passenger aircraft to freighters and the business jet cabin interiors market. During the fourth quarter of fiscal 1999, we launched a series of initiatives directed towards expanding our profit margins by consolidating these operations, improving productivity, reducing costs and inventory levels and speeding production of finished products. These actions included eliminating seven principal facilities, reducing our employment base by over 1,000 employees during fiscal 2000 and rationalizing our product offerings. The plan also included initiatives to install company-wide information technology and engineering design systems and implement lean manufacturing techniques in our remaining factories. We recognized a charge in the fourth quarter of fiscal 1999 of $87.8 million to provide for the entire amount of the restructuring, along with costs associated with new product introductions, all of which was charged to cost of sales.

     During fiscal 2000, we restructured our seating products operations and decided to discontinue certain product and service offerings. This product line rationalization eliminated two additional facilities bringing the total number of facilities down to 14 from 31. It also resulted in a headcount reduction of approximately 700. The total cost of this product and service line rationalization was approximately $34 million.

     All of the aforementioned initiatives to integrate, rationalize and restructure the businesses acquired prior to fiscal 2001 had an aggregate cost of approximately $180 million and have already been expensed and paid for. These initiatives enabled us to eliminate 17 facilities and reduce headcount by over 3,000 employees. We believe these initiatives will enable us to substantially expand profit margins, strengthen the global business management focus on our core product categories, achieve a more effective leveraging of our resources and improve our ability to rapidly react to changing business conditions. In conjunction with these efforts, we have also implemented a company-wide information technology system, a company-wide engineering system and initiated lean manufacturing techniques in our remaining facilities. Common management information and engineering systems and lean manufacturing processes across all operations, coupled with a rationalized product offering are expected to provide us with the ongoing benefit of a generally lower cost structure, and expanding gross and operating margins.

     We accomplished a number of initiatives during fiscal 2001, which, together with the actions taken above and the strategic acquisitions discussed below, should positively impact our future performance and help us achieve, we believe, based on our current expectations, higher sales and operating earnings in fiscal 2002 as compared to fiscal 2001.

     Effective February 24, 2001 we completed the acquisition of four companies that specialize in manufacturing precision-machined components and assemblies for the aerospace industry. We acquired these businesses, Alson Industries, Inc., T.L. Windust Machine, Inc. DMGI, Inc. and Maynard Precision, Inc., by issuing to the former stockholders a total of approximately 2.9 million shares of our common stock, paying them a total of $5.3 million in cash and assuming or repaying indebtedness of the acquired companies totaling approximately $11.8 million. This consideration represents an aggregate purchase price of approximately $70.1 million. The aggregate purchase price includes approximately $3.5 million of consideration, for which 187,500 shares of our common stock was funded into an escrow account. The payment of the approximately $3.5 million is contingent upon the business of one of the companies achieving specified operating targets during the year ending February 2002. Any proceeds from the sale of these shares in excess of the earned incentive will be paid to us. Each of these transactions has been accounted for using the purchase method of accounting.

     During fiscal 2002, through May 16, 2001, we completed the acquisition of one additional company, Nelson Aero Space Inc., which is involved in the manufacture and distribution of fittings for the aerospace industry, for approximately $20 million in cash.

     Beginning in 1994, the airlines experienced a turnaround in operating results, leading the domestic airline industry to a period of strong aggregate operating earnings. Airline company balance sheets were substantially strengthened and their liquidity enhanced as a result of this profitability, debt and equity financings and closely managed fleet expansion. Since 2000, however, increases in fuel prices, the softening of the global economy and labor unrest have negatively impacted airline profitability.

     During the latter part of fiscal 1999 and throughout fiscal 2000, our seating operations negatively impacted our operating results. The operating inefficiencies resulted in delayed deliveries to customers, increased re-work of seating products, claims for warranty, penalties, out of sequence charges, substantial increases in air freight and other expedite-related costs. Penalties and out of sequence charges were imposed by our customers and the airframe manufacturers as a result of our late deliveries as provided for under the terms of our various contracts with these parties. These problems also resulted in certain airlines diverting seating programs to other manufacturers and the deferrals of other seating programs. We believe we have now resolved the problems we encountered in our seating operations.

     New product development is a strategic tool for our company. Our customers regularly request that we engage in new product development and enhancement activities. We believe that these activities, if properly focused and managed, will protect and enhance our leadership position. Engineering, research and development spending as a percentage of sales have been approximately 7% for the past several years, and is expected to remain at that level for the foreseeable future.

     We also believe in providing our businesses with the tools required to remain competitive. In that regard, we have, and will continue to invest in property and equipment that enhances our productivity. Over the past several years, annual capital expenditures, exclusive of our new information technology system, were approximately $19 million. Going forward and taking into consideration the recent acquisitions, we expect that annual capital expenditures will be approximately $24 million.

     All dollar amounts in the following discussion and analysis are presented in thousands of dollars, except per share amounts.

Year Ended February 24, 2001 Compared with Year Ended February 26, 2000

     Net sales for fiscal 2001 were $666,444, a decrease of $56,905, or 7.9% as compared to the prior year. The year over year decrease in sales is primarily attributable to lower shipments of seating products and galley structures, as well as decisions made in the prior year to discontinue certain low-margin products and services. The decreased sales of seating and galley structures are consistent with the 11% reduction in new aircraft deliveries in calendar 2000 as compared to calendar 1999, and also reflect last year's problems in our seating business, which have since been resolved.

     Our backlog was approximately $600,000 as of February 24, 2001. Our backlog at the end of the prior year was approximately $470,000. Backlog increased substantially in the last six months of fiscal 2001, from a fiscal 2001 low of about $450 million as of August 2000. The higher backlog since August 2000 reflects organic growth of 17% and overall growth of 33% over the six-month period. Approximately $398,000, or 66%, of our backlog at February 2001 is deliverable by the end of fiscal 2002.

     Improved gross and operating profit margins were key contributors to B/E's improved financial performance for fiscal 2001 compared to fiscal 2000. Gross profit was $249,818 (37.5% of net sales) for fiscal 2001. Gross profit was $70,151 higher than fiscal 2000 gross profit of $179,667 (24.8% of net sales), reflecting a gross margin improvement of 1,270 basis points compared to fiscal 2000. The previous year's gross margin was adversely impacted by manufacturing problems in the seating operations. The current year's gross margin improvement was due to two principal factors: the turnaround in our seating business and the success of our continuous improvement initiatives. Aided by our information technology investments, these initiatives are enabling us to substantially improve both quality and productivity and reduce costs, particularly in our manufacturing operations.

     Selling, general and administrative expenses were $92,541 (13.9% of net sales) for fiscal 2001, which was $2,350 less than the prior-year amount of $94,891 (13.1% of net sales).

     Research, development and engineering expenses were $48,898 (7.3% of net sales) for fiscal 2001, a decrease of $5,106 compared to $54,004 (7.5% of net sales) for the previous year. The decrease is primarily due to substantially lower spending in our seating and galley operations.

     Amortization expense for fiscal 2001 was $23,408 (3.5% of net sales) as compared to $24,076 (3.3% of net sales) in the prior year.

     Operating earnings were $84,971 (12.7% of net sales) for fiscal 2001, excluding $8,276 of costs related to the four recent acquisitions and the termination of Advanced Thermal Sciences' (a wholly-owned subsidiary) initial public offering. Including such costs, operating earnings were $76,695 (11.5% of net sales) during fiscal 2001, as compared to $6,696 (0.9% of net sales) in the prior year.

     Interest expense, net was $54,170 during fiscal 2001, or $1,249 greater than interest expense of $52,921 for the prior year. The increase is primarily due to higher interest rates on the Company's bank borrowings.

     Earnings before income taxes in the current year were $30,801 excluding the acquisition-related and IPO costs. Including such costs, earnings before income taxes were $22,525 for fiscal 2001 compared to a loss of $(47,514) in the previous year.

     Income tax expense for fiscal 2001 was $2,253 as compared to $3,283 in the prior year.

     B/E's net earnings for fiscal 2001 were $27,720, excluding the acquisition-related and IPO costs. Including such costs, net earnings were $20,272, or $0.80 per share (basic) and $0.78 (diluted), as compared to a net loss of $(50,797) or $(2.05) per share (basic and diluted) in the previous year.

Year Ended February 26, 2000 Compared to Year Ended February 27, 1999

     Net sales for fiscal  2000 were  $723,349,  an  increase  of  approximately
$22,024, or 3.1% over the prior year. Organic revenue growth, exclusive of revenues from our in-flight entertainment business, in fiscal 2000 and fiscal 1999 was approximately 7.4% and 13.5%, respectively, whereas revenue growth on a pro forma basis for fiscal 2000 and 1999, giving effect to our acquisitions in fiscal 1999 and excluding revenues from our in-flight entertainment business for both periods, was approximately 4.1% in 2000 and 14.1% in 1999. Our backlog was approximately $470,000 as of February 26, 2000 and approximately $640,000 as of February 26, 1999.

     During the latter part of fiscal 1999 and throughout fiscal 2000, our operating results were negatively impacted by our seating operations. These operating problems resulted in delayed deliveries to customers, increased re-work of seating products, claims for warranty, penalties, out of sequence charges, substantial increases in air freight and other expedite-related costs. Late customer deliveries resulted in certain airlines diverting seating programs to other manufacturers and the deferral of other seating programs. We have now resolved the operating problems in our seating business.

     Gross profit for fiscal 2000 was $179,667. Gross profit for fiscal 2000 before the special costs and charges described below was $263,340 (36.4% of net sales). This was 1% less than the prior year of $266,275 (calculated on a comparable basis), which represented 38% of net sales. The decrease in gross profit before special costs and charges is primarily attributable to the mix of products sold during the year.

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

     Selling, general and administrative expenses were $94,891 (13.1% of net sales) for fiscal 2000, which was $11,243, or 13.4%, greater than the comparable period in the prior year of $83,648 (11.9% of net sales). Severance and other facility consolidation costs associated with the charges described above, together with increased operating expenses at our seating products operations and increased management information system training costs and related expenses were the principal reasons for the increase.

     Research, development and engineering expenses were $54,004 (7.5% of net sales) during fiscal 2000, a decrease of $2,203 over the prior year.

     Amortization expense for fiscal 2000 of $24,076 was $1,578 greater than the amount recorded in the prior year, and is due to our acquisitions in 1999.

     A portion of the purchase price for our acquisitions in 1999 was allocated to purchased in-process research and development that had not reached technological feasibility and had no future alternative use. During fiscal 1999, we recorded a charge of $79,155 for the write-off of acquired in-process research and development and other acquisition-related expenses.

     We generated operating earnings of $6,696 (0.9% of net sales) during fiscal 2000, as compared to an operating loss of $37,757 in the prior year.

     Equity in losses of unconsolidated subsidiary of $1,289 represents our share of the losses generated by Sextant In-Flight Systems through October 5, 1999, at which time we sold our remaining 49% interest.

     Interest expense, net was $52,921 during fiscal 2000, or $11,225 greater than interest expense of $41,696 for the prior year, and is due to the increase in our long-term debt used, in part, to finance our acquisitions in 1999.

     The loss before income taxes in the current year was $47,514 (which includes $94,375 of costs and charges primarily related to our seating products operations) as compared to the loss before income taxes in the prior year of $79,453 (which includes restructuring and new product introduction costs of $87,825, acquisition-related expenses of $79,155 and the transaction gain of $25,301). Earnings before income taxes excluding the above-mentioned costs and expenses were $46,861 for fiscal 2000 compared to $62,226 in the prior year. Income tax expense for fiscal 2000 was $3,283 as compared to $3,900 in the prior year.

     The net loss for fiscal 2000 was $50,797, or $2.05 per share (basic and diluted), as compared to a net loss of $83,353, or $3.36 per share (basic and diluted), in fiscal 1999.

Liquidity and Capital Resources

     Our liquidity requirements consist of working capital needs, on-going capital expenditures and payments of interest and principal on our indebtedness. Our primary requirements for working capital have been related to the reduction of accrued liabilities, including interest, accrued penalties incurred in connection with the fiscal 2000 seating manufacturing problems, incentive compensation, warranty obligations and accrued severance. Our working capital was $174,897 as of February 24, 2001, as compared to $129,913 as of February 26, 2000 and $143,423 as of February 27, 1999.

     At February 24, 2001, our cash and cash equivalents were $60,271, as compared to $37,363 at February 26, 2000. Cash provided from operating activities was $57,860 for fiscal 2001 and was $16,886 for fiscal 2000. For the fiscal year ended February 26, 2000, accounts receivable decreased over the prior fiscal year balance, while sales increased over the prior fiscal year level. During fiscal 2001 and 2000, we completed significant corporate wide improvements in our billing and collection processes. We believe these are the primary reasons for the reduction in accounts receivable at the end of fiscal 2001 and 2000. Based on these factors and the current economic conditions in our industry, we currently do not expect to significantly adjust our bad debt reserves, although this could change in the future should conditions change. The primary source of cash during fiscal 2001 was net earnings, depreciation and amortization of $63,027, other non-cash expenses of $2,559, a decrease in accounts receivable of $6,043, a decrease in other current assets of $1,789 offset by a use of cash for inventories of $6,427 and payables and accruals of $9,131. During fiscal 2001, the provision for excess and obsolete inventories increased by an incremental $7,000, which was partially offset by a $6,500 decrease in accrued warranties related to a favorable resolution of a customer's claim.

     We hold a promissory note from Thomson -- CSF Holding Corporation, a subsidiary of The Thales Group (a publicly traded French company with over $9,000,000 in sales). We are currently involved in a dispute with Thales over certain terms of the purchase and sale agreement. Thomson -- CSF Holding Corporation failed to make a $15,700 payment when due in October 2000. These obligations to us are guaranteed by Thomson -- CSF Sextant, Inc. We have initiated arbitration against Thales and Thomson and expect that this matter will be resolved during fiscal 2002.

     Our capital expenditures were $17,133 and $33,169 during fiscal 2001 and fiscal 2000, respectively. The year over year decrease in capital expenditures is primarily attributable to significant expenditures in the prior year for management information system enhancements, expenditures for plant modernization and for acquisitions completed during fiscal 1999. We anticipate on-going annual capital expenditures of approximately $24,000 for the next several years. We have no material commitments for capital expenditures. We have, in the past, generally funded our capital expenditures from cash from operations and funds available to us under our bank credit facility. We expect to fund future capital expenditures from cash on hand and from operations and, if we are able to refinance our bank credit facility, funds available to us under such new facility. In addition, since 1989, we have completed 20 acquisitions for an aggregate purchase price of $770,000. We have financed these acquisitions primarily through issuances of debt and equity securities, including our 9 7/8% notes, our 8% notes and our 9 1/2% notes.

     Included in these acquisitions were the four businesses recently acquired and effective as of February 24, 2001. We acquired Alson Industries, Inc., T.L. Windust Machine, Inc., DMGI, Inc. and Maynard Precision, Inc. by issuing to the former stockholders a total of approximately 2.9 million shares of our common stock, paying them a total of approximately $5,260 in cash and assuming or repaying indebtedness of the acquired companies totaling approximately $11,793. Of these funds, $10,000 were obtained from our bank credit facility, which has since been repaid and terminated as described below, and the balance came from our cash on hand. This consideration represents an aggregate purchase price of approximately $70,126. The aggregate purchase price includes $3,500 of consideration, represented by 187,500 shares of our common stock, that were funded into an escrow account. The payment of this consideration is contingent upon the business of one of the companies, T.L. Windust, achieving specified operating targets during the year ending February 2002. The sellers of T.L. Windust have the opportunity to receive additional purchase price considerations up to a limit of $3,500. The additional funds are due based upon a calculation of T.L. Windust's sales and earnings before interest, taxes, depreciation and amortization, or EBITDA, for fiscal year 2002 exceeding a minimum threshold. If T.L. Windust's EBITDA exceeds $1,183, the full $3,500 is due and payable. If a lower amount is earned, only a portion of the $3,500 is due and payable. Any proceeds from the sale of these escrow shares in excess of the earnings incentive of approximately $3,500 will be paid to us.

     Each of these transactions has been accounted for using the purchase method of accounting. The terms of the acquisition agreements for the acquired businesses provide certain registration rights and together provide that the former stockholders of the companies we acquired will receive net proceeds from the resale of their 2.9 million shares equal to a total of approximately $53,073. Any proceeds in excess of the approximately $53,073 will be for our benefit and if the net proceeds to the former stockholders are less than approximately $53,073, we will pay the former stockholders the difference from our available funds. In the event that the shares are not sold within 180 days of the closing of the acquisitions, we are obligated to repurchase these shares and pay approximately $53,073 in cash to the former stockholders. We may also repurchase these shares at any time from the former stockholders for an amount equal to approximately $53,073 in cash.

     On April 17, 2001 we sold $250 million of 8 7/8% senior subordinated notes due 2011 in a private offering. The net proceeds less estimated debt issue costs received by us from the sale of the notes were approximately $242.8 million. Approximately $105.0 million of proceeds were or will be used to redeem our 9 7/8% senior subordinated notes due 2006 and approximately $66.7 million of proceeds were used to repay balances outstanding under our bank credit facility, which was then terminated. The remainder of the net proceeds will be used for general corporate purposes, including potential future acquisitions.

     We repaid and cancelled our bank facility on April 17, 2001 upon the settlement of the sale of the $250 million of 8 7/8% senior subordinated notes in our recent debt offering. We intend to replace our existing bank credit facility with a new credit facility as soon as reasonably practicable. We are currently in the process of arranging a new bank credit facility. When the credit agreement becomes effective, we do not expect to immediately incur any additional debt.

     On April 17, 2001 we called for redemption of all our 9 7/8% senior subordinated notes on May 17, 2001. We will redeem the notes at a redemption price equal to 104.97 percent of the principal amount, together with the accrued interest to the redemption date. We deposited with the trustee on April 17, 2001 funds in an amount sufficient to redeem the 9 7/8% senior subordinated notes on the redemption date. Upon deposit of these funds, the indenture governing the 9 7/8% senior subordinated notes was discharged.

     Long-term debt consists principally of our newly issued 8 7/8% senior subordinated notes, our 8% senior subordinated notes and 9 1/2% senior subordinated notes. The $250,000 of 8 7/8% notes mature on May 1, 2011, the $250,000 of 8% notes mature on March 1, 2008 and the $200,000 of 9 1/2% notes mature on November 1, 2008. The notes are unsecured senior subordinated obligations and are subordinated to all of our senior indebtedness. Each of the 8 7/8% notes, 8% notes and 9 1/2% notes contain restrictive covenants, including limitations on future indebtedness, restricted payments, transactions with affiliates, liens, dividends, mergers and transfers of assets, all of which were met by us as of February 24, 2001. The maturities of our long term debt, on a pro forma basis showing the effect of our recent debt offering, are as follows:

Year ending February,
2002                                                         $  626
2003                                                            850
2004                                                            733
2005                                                            623
2006                                                            188
Thereafter                                                  699,938
                                                            -------
Total                                                      $702,958
                                                           ========


     B/E Aerospace (UK) Limited, one of our subsidiaries, has a revolving line of credit agreement aggregating approximately $7.3 million. This credit agreement is collateralized by accounts receivable and inventory of B/E Aerospace (UK) Limited and guaranteed by us. There were no borrowings outstanding under the credit agreement as of February 24, 2001.

     Inventum, another of our subsidiaries, has a revolving line of credit agreement for approximately $1 million. This credit agreement is collateralized by substantially all of the assets of Inventum. There were no borrowings outstanding under the credit agreement as of February 24, 2001.

     We believe that the cash flow from operations and the net proceeds of our recent debt offering will provide adequate funds for our working capital needs, planned capital expenditures and debt service requirements for the foreseeable future. We believe that we will be able to replace our bank credit facility, which was recently terminated, although there can be no assurance that we will be able to do so. Our ability to fund our operations, make planned capital expenditures, make scheduled payments and refinance our indebtedness depends on our future operating performance and cash flow, which, in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control.

Deferred Tax Assets

     We established a valuation allowance related to the utilization of our deferred tax assets because of uncertainties that preclude us from determining that it is more likely than not that we will be able to generate taxable income to realize such assets during the Federal operating loss carryforward period, which begins to expire in 2012. These uncertainties include recent cumulative losses incurred by us, the highly cyclical nature of the industry in which we operate, economic conditions in Asia which has impacted the airframe manufacturers and the airlines, the impact of rising fuel prices on our airline customers, the impact of labor disputes involving our airline customers, our high degree of financial leverage, risks associated with the implementation of our integrated management information system, risks associated with our seat manufacturing operations and risks associated with the integration of acquisitions. We monitor these uncertainties, as well as other positive and negative factors that may arise in the future, as we assess the necessity for a valuation allowance for our deferred tax assets.

New Accounting Pronouncements

     In March 2000, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation -- an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of Accounting Principles Board ("APB") Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a non-compensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. FIN 44 did not have a material impact on our financial position or results of operations.

     In December 1999, the SEC staff issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements. SAB 101 summarizes the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 became effective for our fourth quarter beginning November 26, 2000. Its implementation did not have a material effect on our revenue recognition policy.

     In June 1998, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which the Company is required to adopt effective in its fiscal year 2002. SFAS No. 133, as amended, will require the Company to record all derivatives on the balance sheet at fair value. The Company will adopt SFAS No. 133 at the beginning of fiscal 2002. The Company does not currently hold derivatives or engage in hedging activities; therefore, the effects of adopting SFAS No. 133 are not expected to be material.

Risk Factors

     We are directly dependent upon the conditions in the airline industry and a severe and prolonged downturn could negatively impact our results of operations

     Our principal customers are the world's commercial airlines. As a result, our business is directly dependent upon the conditions in the highly cyclical and competitive commercial airline industry. In the late 1980s and early 1990s, the world airline industry suffered a severe downturn, which resulted in record losses and several air carriers seeking protection under bankruptcy laws. As a consequence, during such period, airlines sought to conserve cash by reducing or deferring scheduled cabin interior refurbishment and upgrade programs and by delaying purchases of new aircraft. This led to a significant contraction in the commercial aircraft cabin interior products industry and a decline in our business and profitability. Since 2000, increases in fuel prices, the softening of the global economy and labor unrest have negatively impacted airline profitability. A number of airlines have announced that they expect these trends to continue in calendar year 2001. Should the airline industry suffer a severe and prolonged downturn which adversely affects their profitability, discretionary airline spending, including for new aircraft and cabin interior refurbishments and upgrades, would be more closely monitored or even reduced. In addition, any prolonged labor unrest experienced by any of our major customers could lead to a delay in their scheduled refurbishment and upgrade programs. Lower capital spending by the airlines or delays in scheduled programs could lead to reduced orders of our products and services and, as a result, our business and profitability could suffer. Our business and profitability have historically been adversely affected by downturns in the airline industry.

     Our substantial indebtedness could limit our ability to obtain additional financing and will require that a significant portion of our cash flow be used for debt service

     We have substantial indebtedness and, as a result, significant debt service obligations. As of February 24, 2001, we had approximately $609,700 aggregate amount of indebtedness outstanding, representing approximately 81.8% of total capitalization. As of February 24, 2001, after giving pro forma effect to our recent debt offering and the application of the net proceeds therefrom, our indebtedness would have aggregated approximately $703,000, including short and long-term debt of our subsidiaries of $3,400, representing approximately 81.1% of total capitalization. We could incur substantial additional indebtedness in the future. We intend to replace our bank credit facility, which we terminated in connection with our recent debt offering, as soon as reasonably practicable. We have no principal maturities on our outstanding indebtedness prior to 2008 (other than principal maturities of our subsidiaries aggregating $3,400). Our annual debt service payment obligations consisting of cash payments of interest, giving pro forma effect to our recent debt offering, are expected to be approximately $61,200.

     The degree of our leverage and, as a result, significant debt service obligations, could have significant consequences to purchasers or holders of our shares of common stock, including:

     o limiting our ability to obtain additional financing to fund our growth strategy, working capital requirements, capital expenditures, acquisitions, debt service requirements or other general corporate requirements;

     o limiting our ability to use operating cash flow in other areas of our business because we must dedicate a substantial portion of those funds to fund debt service obligations;

     o    increasing  our   vulnerability   to  adverse  economic  and  industry
          conditions; and

     o if we are able to replace our bank credit facility, increasing our exposure to interest rate increases because borrowings under a new bank credit facility will likely be at variable interest rates.

     We may not be able to generate the necessary amount of cash to service our indebtedness, which may require us to refinance our debt, obtain additional financing or sell assets

     Our ability to satisfy our debt service obligations will depend upon, among other things, our future operating performance and our ability to refinance indebtedness when necessary. Each of these factors is to a large extent dependent on economic, financial, competitive and other factors beyond our control. If, in the future, we cannot generate sufficient cash from operations to meet our debt service obligations, we will need to refinance, obtain additional financing or sell assets. Our business may not generate cash flow, and we may not be able to obtain funding, sufficient to satisfy our debt service requirements.

     We have significant financial and operating restrictions in our debt instruments that may have an adverse affect on our operations

     The indentures governing our outstanding notes contain numerous financial and operating covenants that limit our ability to incur additional indebtedness, to create liens or other encumbrances, to make certain payments and investments, including dividend payments and to sell or otherwise dispose of assets and merge or consolidate with other entities. Agreements governing future indebtedness could also contain significant financial and operating restrictions. We intend to replace our bank credit facility, which was cancelled on April 17, 2001, with a new credit facility as soon as reasonably practicable. We expect any new credit facility to contain customary affirmative and negative covenants. A failure to comply with the obligations contained in any current or future agreements governing our indebtedness, including our indentures, could result in an event of default under our bank credit facilities, or such indentures, which could permit acceleration of the related debt and acceleration of debt under other instruments that may contain cross-acceleration or cross-default provisions. We are not certain whether we would have, or be able to obtain, sufficient funds to make these accelerated payments.

     The airline industry is heavily regulated and failure to comply with applicable laws could reduce our sales, or require us to incur additional costs to achieve compliance, which could reduce our results of operations

     The Federal Aviation Administration prescribes standards and licensing requirements for aircraft components, including virtually all commercial airline and general aviation cabin interior products, and licenses component repair stations within the United States. Comparable agencies, such as the U.K. Civil Aviation Authority and the Japanese Civil Aviation Board, regulate these matters in other countries. If we fail to obtain a required license for one of our products or services or lose a license previously granted, the sale of the subject product or service would be prohibited by law until such license is obtained or renewed. In addition, designing new products to meet existing regulatory requirements and retrofitting installed products to comply with new regulatory requirements can be both expensive and time consuming.

     From time to time the FAA proposes new regulations. These new regulations generally cause an increase in costs to comply with these regulations; when the FAA first enacted Technical Standard Order C127, all seating companies were required to meet these new rules. Compliance with this rule required industry participants to spend millions of dollars on engineering, plant and equipment to comply with the regulation. A number of smaller seating companies decided that they did not have the resources, financial or otherwise, to comply with these rules and they either sold their businesses or ceased operations.

     To the extent the FAA implements rule changes in the future, we may incur additional costs to achieve compliance.

     The airline industry is subject to extensive health and environmental regulation, any violation of which could subject us to significant liabilities and penalties

     We are subject to extensive and changing federal, state and foreign laws and regulations establishing health and environmental quality standards, and may be subject to liability or penalties for violations of those standards. We are also subject to laws and regulations governing remediation of contamination at facilities currently or formerly owned or operated by us or to which we have sent hazardous substances or wastes for treatment, recycling or disposal. We may be subject to future liabilities or obligations as a result of new or more stringent interpretations of existing laws and regulations. In addition, we may have liabilities or obligations in the future if we discover any environmental contamination or liability at any of our facilities, or at facilities we may acquire.

     We compete with a number of established companies, some of which have significantly greater financial, technological and marketing resources than we do and we may not be able to compete effectively with these companies

     We compete with numerous established companies. Some of these companies, particularly in the passenger to freighter conversion business, have significantly greater financial, technological and marketing resources than we do. Our ability to be an effective competitor will depend on our ability to remain the supplier of retrofit and refurbishment products and spare parts on the commercial fleets on which our products are currently in service. It will also depend on our success in causing our products to be selected for installation in new aircraft, including next-generation aircraft, and in avoiding product obsolescence. Our ability to maintain or expand our market position in the rapidly growing passenger to freighter conversion business will depend on our success in being selected to convert specific aircraft, our ability to maintain and enhance our engineering design, our certification and program management capabilities and our ability to effectively use our recent acquisitions to manufacture a broader range of structural components, connectors and fasteners used in this business.

     If we are unable to manufacture quality products and to deliver our products on time, we may be subject to increased costs or loss of customers or orders, which could reduce our results of operations

     During the latter part of fiscal 1999 and throughout fiscal 2000, we experienced significant operating inefficiencies in our seating programs which resulted in delayed deliveries to customers, increased re-work of seating products, claims for warranty, penalties, out of sequence charges, substantial increases in air freight and other expedite-related costs. In addition, as a result of our late customer deliveries, certain airlines diverted their seating programs to other manufacturers. To the extent we suffer any of these inefficiencies or shortcomings in the future we will likely experience significant penalties and loss of customers.

     Our acquisition strategy may be less successful than we expect and therefore, our growth may be limited

     We intend to consider future acquisitions. We intend to consider future strategic acquisitions, some of which could be material to us and which may include companies that are substantially equivalent or larger in size compared to us. We continually explore and conduct discussions with many third parties regarding possible acquisitions. As of the date of this prospectus, we have no acquisition agreements to acquire any business or assets. Our ability to continue to achieve our goals may depend upon our ability to identify and successfully acquire attractive companies, to effectively integrate such companies, achieve cost efficiencies and to manage these businesses as part of our company.

     We will have to integrate any acquisitions into our business. The difficulties of combining the operations, technologies and personnel of companies we acquire, including those we acquired effective February 24, 2001, into our company include:

     o    coordinating and integrating  geographically  separated organizations;
          and

     o    integrating personnel with diverse business backgrounds.

     We may not be able to effectively manage or integrate the acquired companies. Further, we may not be successful in implementing appropriate operational, financial and management systems and controls to achieve the benefits expected to result from these acquisitions. Our efforts to integrate these businesses could be affected by a number of factors beyond our control, such as regulatory developments, general economic conditions, increased competition and the loss of certain customers resulting from the acquisitions. In addition, the process of integrating these businesses could cause an interruption of, or loss of momentum in, the activities of our existing business and the loss of key personnel and customers. The diversion of management's attention and any delays or difficulties encountered in connection with the transition and integration of these businesses could have a material adverse effect on our business and results of operations. Further, the benefits that we anticipate from these acquisitions may not develop.

     We will have to finance any future acquisitions. Depending upon the acquisition opportunities available, we may need to raise additional funds or arrange for additional bank financing. We may seek such additional funds through public offerings or private placements of debt or equity securities or bank loans. We also intend to replace our existing bank credit facility with a new facility as soon as reasonably practicable. Issuance of additional equity securities by us could result in substantial dilution to stockholders. The incurrence of additional indebtedness by us could have adverse consequences to stockholders as described above. In the absence of such financing, our ability to make future acquisitions in accordance with our business strategy, to absorb adverse operating results, to fund capital expenditures or to respond to changing business and economic conditions may be adversely affected, all of which may have a material adverse effect on our business, results of operations and financial condition.

     There are risks inherent in international operations that could have a material adverse effect on our business operations

     Our operations are primarily in the United States, with approximately 24% of our sales during fiscal 2001 coming from our foreign operations in the United Kingdom and the Netherlands. While the majority of our operations is based domestically, each of our facilities sells to airlines all over the world. As a result, 40% or more of our consolidated sales for the past three fiscal years were to airlines located outside the United States. We have direct investments in a number of subsidiaries in foreign countries (primarily in Europe). Fluctuations in the value of foreign currencies affect the dollar value of our net investment in foreign subsidiaries, with these fluctuations being included in a separate component of stockholders' equity. Operating results of foreign subsidiaries are translated into U.S. dollars at average monthly exchange rates. At February 24, 2001, we reported a cumulative foreign currency translation amount of $(21,915) in stockholders' equity as a result of foreign currency adjustments, and we may incur additional adjustments in future periods. In addition, the U.S. dollar value of transactions based in foreign currency (collections on foreign sales or payments for foreign purchases) also fluctuates with exchange rates. If in the future a substantial majority of our sales were not denominated in the currency of the country of product origin, we could face increased currency risk. Also, changes in the value of the U.S. dollar or other currencies could result in fluctuations in foreign currency translation amounts or the U.S. dollar value of transactions and, as a result, our net earnings could be adversely affected. Our largest foreign currency exposure results from activity in Dutch guilders and British pounds.

     We may engage in hedging transactions in the future to manage or reduce our foreign exchange risk. However, our attempts to manage our foreign currency exchange risk may not be successful and, as a result, our results of operations and financial condition could be adversely affected.

     Our foreign operations could also be subject to unexpected changes in regulatory requirements, tariffs and other market barriers and political and economic instability in the countries where we operate. Due to our foreign operations we could be subject to such factors in the future and the impact of any such events that may occur in the future could subject us to additional costs or loss of sales, which could adversely affect our operating results.

     Our total assets include substantial intangible assets. The write-off of a significant portion of unamortized intangible assets would negatively affect our results of operations.

     Our total assets reflect substantial intangible assets. At February 24, 2001, intangibles and other assets, net, represent approximately 46.3% of total assets and 320.4% of stockholders' equity. Intangible assets consist of goodwill and other identified intangible assets associated with our acquisitions, representing the excess of cost over the fair value of tangible assets we have acquired since 1989. We may not be able to realize the value of these assets. Goodwill and other intangible assets are amortized on a straight-line basis over their estimated useful lives, ranging from 3 to 30 years. At each balance sheet date, we assess whether there has been an impairment in the value of intangible assets. If the carrying value of the asset exceeds the estimated undiscounted future cash flows from operating activities of the related business, an impairment is deemed to have occurred. In this event, the amount is written down accordingly. Under current accounting rules, this would result in a charge of operating earnings. Any determination requiring the write-off of a significant portion of unamortized intangible assets would negatively affect our results of operations and total capitalization, which could be material. As of February 24, 2001, we have determined that no impairment existed.

Risks Associated with our Capital Stock

     Provisions in our charter documents may discourage potential acquisitions of our company, even those which the holders of a majority of our common stock may favor

     Our restated certificate of incorporation and by-laws contain provisions that may have the effect of discouraging a third party from making an acquisition of us by means of a tender offer, proxy contest or otherwise. Our restated certificate of incorporation and by-laws:

     o classify the board of directors into three classes, with directors of each class serving for a staggered three-year period;

     o provide that directors may be removed only for cause and only upon the approval of the holders of at least two-thirds of the voting power of our shares entitled to vote generally in the election of such directors;

     o require at least two-thirds of the voting power of our shares entitled to vote generally in the election of directors to alter, amend or repeal the provisions relating to the classified board and removal of directors described above;

     o permit the board of directors to fill vacancies and newly created directorships on the board;

     o    restrict the ability of stockholders to call special meetings; and

     o    contain advance notice requirements for stockholder proposals.

     Such provisions would make the removal of incumbent directors more difficult and time-consuming and may have the effect of discouraging a tender offer or other takeover attempt not previously approved by the board of directors.

     Our board of directors has declared a dividend of one preferred share purchase right for each share of common stock outstanding. A right will also be attached to each share of common stock subsequently issued. The rights will have certain anti-takeover effects. If triggered, the rights would cause substantial dilution to a person or group of persons that acquires more than 15.0% of our common stock on terms not approved by our board of directors. The rights could discourage or make more difficult a merger, tender offer or other similar transaction.

     Under our restated certificate of incorporation, our board of directors also has the authority to issue preferred stock in one or more series and to fix the powers, preferences and rights of any such series without stockholder approval. The board of directors could, therefore, issue, without stockholder approval, preferred stock with voting and other rights that could adversely affect the voting power of the holders of common stock and could make it more difficult for a third party to gain control of us. In addition, under certain circumstances, Section 203 of the Delaware General Corporation Law makes it more difficult for an "interested stockholder", or generally a 15% stockholder, to effect various business combinations with a corporation for a three-year period.

     You may not receive cash dividends on our shares

     We have never paid a cash dividend and do not plan to pay cash dividends on our common stock in the foreseeable future. We intend to retain our earnings to finance the development and expansion of our business and to repay indebtedness. Also, our ability to declare and pay cash dividends on our common stock is restricted by covenants in our outstanding notes. We also intend to replace our bank credit facility with a new credit facility as soon as reasonably practicable. We expect any new credit facility to contain customary covenants, which may include covenants restricting our ability to declare and pay cash dividends.

     If the price of our common stock continues to fluctuate significantly, you could lose all or a part of your investment

     Since the beginning of fiscal 2001, the closing price of our common stock has ranged from a low of $5.875 to a high of $25.875. The price of our common stock is subject to sudden and material increases and decreases, and decreases could adversely affect investments in our common stock. The price of our common stock could fluctuate widely in response to:

     o    our quarterly operating results;

     o    changes in earnings estimates by securities analysts;

     o    changes in our business;

     o    changes in the market's perception of our business;

     o changes in the businesses, earnings estimates or market perceptions of our competitors or customers;

     o    changes in general market or economic conditions; and

     o    changes in the legislative or regulatory environment.

     In addition, the stock market has experienced extreme price and volume fluctuations in recent years that have significantly affected the quoted prices of the securities of many companies, including companies in our industry. The changes often appear to occur without regard to specific operating performance. The price of our common stock could fluctuate based upon factors that have little or nothing to do with our company and these fluctuations could materially reduce our stock price.

Forward-Looking Statements

     This Form 10-K includes forward-looking statements based on our current expectations, assumptions, estimates and projections about our company and our industry. Forward-looking statements include all statements that do not relate solely to historical or current facts, and can be identified by the use of words such as "could," "may," "believe," "will," "expect," "project," "estimate," "intend," "anticipate," "plan," "continue," "predict," "expectations" or other similar words. These statements, including statements regarding our future financial performance and other projections of measures of future financial performance of our company, are based on our current plans and expectations and involve risks and uncertainties that could cause actual future events or results to be different from those described in or implied by such statements. While we believe these forward-looking statements to be reasonable, projections are necessarily speculative in nature, and it can be expected that one or more of the estimates on which the projections were based may vary significantly from actual results, which variations may be material and adverse. As a result, because these statements are based on expectations as to future performance and events and are not statements of fact, actual events or results may differ materially from those projected. Factors that might cause such a difference include those discussed in our filings with the Securities and Exchange Commission, including but not limited to our most recently proxy statement, Form 10-K, as amended, and Form 10-Q's, as amended, and under the heading "Risk Factors" in this Form 10-K as well as future events that may have the effect of reducing our available operating income and cash balances, such as:

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

     We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented herein. These statements should be considered only after carefully reading this entire Form 10-K and the documents incorporated herein by reference.

                [Remainder of this page intentionally left blank]

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

     From time to time, the Company and its foreign subsidiaries may enter into foreign currency exchange contracts to manage risk on transactions conducted in foreign currencies. At February 24, 2001, we had no outstanding forward currency exchange contracts. We did not enter into any other derivative financial instruments.

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

     Interest Rates - At February 24, 2001, we had adjustable rate debt of $56,700 and fixed rate debt of $549,564. The weighted average interest rate for the adjustable and fixed rate debt was approximately 9.04% and 8.89%, respectively, at February 24, 2001. Our adjustable rate debt was repaid on April 17, 2001. We do not engage in transactions intended to hedge our exposure to changes in interest rates.

     As of February 24, 2001, we maintained a portfolio of securities consisting mainly of taxable, interest-bearing deposits with weighted average maturities of less than three months. If short-term interest rates were to increase or decrease by 10%, we estimate interest income would increase or decrease by approximately $341.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this section is set forth beginning from page F-1 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth information regarding our directors and executive officers as of April 20, 2001. Officers of our company are elected annually by the Board of Directors.

Title                                        Age    Position
Amin J. Khoury......................         62     Chairman of the Board

Robert J. Khoury....................         59     President, Chief Executive Officer and Director

Thomas P. McCaffrey.................         47     Corporate Senior Vice President of Administration, Chief Financial Officer
                                                    and Assistant Secretary

Edmund J. Moriarty..................         57     Corporate Vice President-Law, General Counsel and Secretary

Jeffrey P. Holtzman.................         45     Vice President-Finance and Treasurer

Stephen R. Swisher..................         42     Vice President and Controller

Michael B.  Baughan.................         42     Group Vice President and General Manager, Seating Products

Roman G. Ptakowski..................         52     Group Vice President and General Manager, Interior Systems

Scott A. Smith......................         46     Group Vice President and General Manager, Flight Structures

Jim C. Cowart.......................         49     Director *,**

Richard G. Hamermesh................         53     Director*

Brian H. Rowe.......................         69     Director**

Jonathan M. Schofield...............         60     Director*
--------

*      Member, Audit Committee
**     Member, Stock Option and Compensation Committee

     Our Restated Certificate of Incorporation provides that the Board of Directors is to be divided into three classes, each nearly as equal in number as possible, so that each director (in certain circumstances after a transitional period) will serve for three years, with one class of directors being elected each year. The Board is currently comprised of two Class I Directors (Brian H. Rowe and Jim C. Cowart), two Class II Directors (Robert J. Khoury and Jonathan
M. Schofield) and two Class III Directors (Amin J. Khoury and Richard G. Hamermesh). The terms of the Class I, Class II and Class III Directors expire at the end of each respective three year term and upon the election and qualification of successor directors at annual meetings of stockholders held at the end of each fiscal year. Our executive officers are elected annually by the Board of Directors following the annual meeting of stockholders and serve at the discretion of the Board of Directors.

     Amin J. Khoury has been our Chairman of the Board since July 1987 and was Chief Executive Officer until April 1, 1996. Since 1986, Mr. Khoury has also been the Managing Director of The K.A.D. Companies, Inc., an investment, venture capital and consulting firm. Mr. Khoury is currently the Chairman of the Board of Directors of Applied Extrusion Technologies, Inc., a manufacturer of oriented polypropylene films used in consumer products labeling and packaging applications, a member of the Board of Directors of Synthes-Stratec, Inc., the world's leading orthopedic trauma company, and a member of the Board of Directors of Brooks Automation, Inc., a leading supplier of integrated automation solutions for the global semiconductor, data storage and flat panel display manufacturing industries. Mr. Khoury is the brother of Robert J. Khoury. We entered into an employment agreement with Mr. Khoury extending through the latter of May 28, 2003 or three years from any date of which the term is being determined.

     Robert J. Khoury has been a Director since July 1987. Mr. Khoury was elected President and Chief Executive Officer effective April 1, 1996. From July 1987 until that date, Mr. Khoury served as our President and Chief Operating Officer. From 1986 to 1987, Mr. Khoury was Vice President of The K.A.D. Companies, Inc. Mr. Khoury is the brother of Amin J. Khoury. We entered into an employment agreement with Mr. Khoury extending through the latter of May 28, 2003 or three years from any date of which the term is being determined.

     Thomas P. McCaffrey has been Corporate Senior Vice President of Administration, Chief Financial Officer and Assistant Secretary since May 1993. From August 1989 through May 1993, Mr. McCaffrey was an Audit Director with Deloitte & Touche LLP, and from 1976 through 1989 served in several capacities, including Audit Partner, with Coleman & Grant. We entered into an employment agreement with Mr. McCaffrey extending through the latter of May 28, 2003 or three years from any date of which the term is being determined.

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

     Roman G. Ptakowski has been Group Vice President and General Manager of Interior Systems since December 1997. From September 1995 through December 1997, Mr. Ptakowski was Vice President, Sales and Marketing for Galley Products. From January 1995 through August 1995, Mr. Ptakowski served as Senior Vice President, Marketing for Farrel Corporation. Prior to that he was with the ABB Power T&D Company Inc. and Westinghouse Electric Corp. for 25 years, with his last position being General Manager of their Protective Relay Division.

     Scott A. Smith has been Group Vice President and General Manager of Flight Structures since February 1999. From April 1998 to February 1999, Mr. Smith was the Vice President and General Manager of the In-Flight Entertainment business sold to a wholly-owned subsidiary of Sextant Avionique, S.A. From December 1995 through March 1998, Mr. Smith was with Toshiba American Information Electronics with his last position being Senior Vice President, Sales of the Americas. From December 1992 to February 1994, Mr. Smith served as Corporate Vice President of Engineering, and from February 1994 to September 1995, served as the General Manager of the Desktop and Server Product Division of AST Research. Prior to that, Mr. Smith was with IBM for 16 years and served in numerous capacities, including Systems Manager of the engineering team that developed IBM's first PC Server and advanced desktop, Staff Assistant to the Chairman of the Board and Director of Visual Subsystems Group.

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

     Jonathan M. Schofield has been a Director since April 2, 2001. Mr. Schofield recently retired from Airbus Industrie of North America, Inc. after having served as its Chairman and Chief Executive Officer since December 1992. From 1989 until he joined Airbus, Mr. Schofield was President of United Technologies Corporation. Mr. Schofield is Chairman of the Board of Overseers for the University of Connecticut's School of Business Administration, and presently sits on the Boards of Aviall, Inc., SS&C Technologies, Inc., Altair Avionics and Blue Stone Capital Partners, Inc.

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




                [Remainder of this page intentionally left blank]

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   The following documents are filed as part of this Form 10-K:

      1. Consolidated Financial Statements (See page F-1)

         Independent Auditors' Report.

         Consolidated Balance Sheets, February 24, 2001 and February 26, 2000.

         Consolidated Statements of Operations and Comprehensive Income (Loss) for the Years Ended February 24, 2001, February 26, 2000 and February 27, 1999.

         Consolidated Statements of Stockholders' Equity for the Years Ended February 24, 2001, February 26, 2000 and February 27, 1999.

         Consolidated Statements of Cash Flows for the Years Ended February 24, 2001, February 26, 2000 and February 27, 1999.

         Notes to Consolidated Financial Statements for the Years Ended February 24, 2001, February 26, 2000 and February 27, 1999.

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

(b) The following reports and registration statements were filed during the quarter ended February 24, 2001.

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

Exhibit 10(iii)   Executive Compensation Plans and Arrangements

10.15 Amended and Restated 1989 Stock Option Plan (11)
10.16 Directors' 1991 Stock Option Plan (11)
10.17 1990 Stock Option Agreement with Richard G. Hamermesh (11)
10.18 1990 Stock Option Agreement with B. Martha Cassidy (11)
10.19 1990 Stock Option Agreement with Jim C. Cowart (11)
10.20 1990 Stock Option Agreement with Petros A. Palandjian (11)
10.21 1990 Stock Option Agreement with Hansjorg Wyss (11)
10.22 1991 Stock Option Agreement with Amin J. Khoury (11)
10.23 1991 Stock Option Agreement with Jim C. Cowart (11)
10.24 1992 Stock Option Agreement with Amin J. Khoury (11)
10.25 1992 Stock Option Agreement with Jim C. Cowart (11)
10.26 1992 Stock Option Agreement with Paul W. Marshall (11)
10.27 1992 Stock Option Agreement with David Lahar (11)
10.28 United Kingdom 1992 Employee Share Option Scheme (2)
10.29 1994 Employee Stock Purchase Plan (12)
10.30 Amended and Restated Employment Agreement as of May 29, 1998 between the Registrant and Amin J. Khoury (15)
10.31 Amended and Restated Employment Agreement as of May 29, 1998 between the Registrant and Robert J. Khoury (15)
10.34 Employment Agreement dated as of April 1, 1992 between the Registrant and G. Bernard Jewel (14)
10.35 Amended and Restated Employment Agreement dated as of May 29, 1998 between the Registrant and Thomas P. McCaffrey (15)
10.36 Amended and Restated Employment Agreement dated as of May 29, 1998 between the Registrant and Paul E. Fulchino (15)
10.37 BE Aerospace, Inc. Savings and Profit Sharing Plan and Trust-- Financial Statements for the Ten Months Ended December 31, 1995 and the Year Ended February 28, 1995, Supplemental Schedules and Independent Auditors'
      Report (14)
10.38 BE Aerospace, Inc. 1994 Employee Stock Purchase Plan Financial Statements as of February 29, 1996 and February 26, 1995; and for the Year Ended February 29, 1996 and the period from May 15, 1994 (inception) to February 28, 1995 and Independent Auditors' Report (14)
10.39 Amendment No. 1 to Employment Agreement dated November 12, 1998 between the Registrant and Amin J. Khoury (19)
10.40 Amendment No. 1 to Employment Agreement dated November 12, 1998 between the Registrant and Robert J. Khoury (19)
10.41 Amendment No. 1 to Amended and Restated Employment Agreement dated November 12, 1998 between the Registrant and Thomas P. McCaffrey (19)

Exhibit
Number               Description

10.42 Amendment No. 1 to Amended and Restated Employment Agreement dated November 12, 1998 between the Registrant and Paul E. Fulchino (19)
10.44 B/E Aerospace, Inc. Savings Plan Financial Statements for the years ended December 31, 1997 and 1996, supplemental Schedules, and Independent Auditors' Report (14)
10.45 B/E Aerospace, Inc. 1995 Employee Stock Purchase Plan Financial Statements for the years ended February 28, 1998 and 1997 and Independent Auditors' Report (14)
10.46 B/E Aerospace, Inc. 1995 Employee Stock Purchase Plan Financial Statements for the years ended February 27, 1999 and 1998 and Independent Auditors' Report (20)
10.47 B/E Aerospace, Inc. Savings Plan Financial Statements for the years ended December 31, 1998 and 1997 and Independent Auditors' Report (20)
10.48 Supplemental Executive Money Purchase Retirement Plan (21)
10.49 First Amendment to the Supplemental Executive Money Purchase Retirement Plan (21)
10.50 Supplemental Executive Deferred Compensation Plan III (21)
10.51 Amendment to the Amended and Restated 1989 Stock Option Plan (22)
10.52 Amended and Restated 1989 Stock Option Plan (23)
10.53 1996 Stock Option Plan (23)
10.54 1994 Employee Stock Purchase Plan (25)
10.55 1996 Stock Option Plan (25)
10.56 Amendment No. 2 to Employment Agreement dated September 30, 1999 between the Registrant and Amin J. Khoury*
10.57 Amendment No. 2 to Employment Agreement dated September 30, 1999 between the Registrant and Robert J. Khoury*
10.58 Amendment No. 2 to Employment Agreement dated September 30, 1999 between the Registrant and Thomas P. McCaffrey*
10.59 B/E Aerospace, Inc. 1994 Employee Stock Purchase Plan Financial Statements for the years ended February 26, 2000 and February 28, 1999 and Independent Auditors' Report*

Exhibit 21      Subsidiaries of the Registrant
21.1            Subsidiaries *

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


                                     BE AEROSPACE, INC.


                                 By: /s/
                                           -------------------------------------
                                           Robert J. Khoury
                                           President and Chief Executive Officer

Dated:  May 21, 2001


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed on May 21, 2001 by the following persons on behalf of the registrant in the capacities indicated.


Signature                                  Title



/s/                                        Chairman
---------------------------------------
Amin J. Khoury


/s/                                        President and Chief Executive Officer
---------------------------------------
Robert J. Khoury


                                           Corporate  Senior Vice  President
/s/                                        of  Administration, Chief Financial
---------------------------------------    Officer and Assistant Secretary
Thomas P. McCaffrey                        (principal financial
                                           and accounting officer)



/s/                                        Director
---------------------------------------
Jim C. Cowart



/s/                                        Director
---------------------------------------
Richard G. Hamermesh



/s/                                        Director
---------------------------------------
Brian H. Rowe



/s/                                        Director
---------------------------------------
Jonathan M. Schofield

ITEM 8.  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE
                                                                                                          Page

Independent Auditors' Report                                                                               F-2

Financial Statements:

         Consolidated Balance Sheets, February 24, 2001 and February 26, 2000                              F-3

         Consolidated Statements of Operations and Comprehensive                                           F-4
         Income (Loss) for the Years Ended February 24, 2001, February 26, 2000
         and February 27, 1999

         Consolidated Statements of Stockholders' Equity for the Years Ended                               F-5
         February 24, 2001, February 26, 2000 and February 27, 1999

         Consolidated Statements of Cash Flows for the Years Ended                                         F-6
         February 24, 2001, February 26, 2000 and February 27, 1999

         Notes to Consolidated Financial Statements for the Years Ended                                    F-7
         February 24, 2001, February 26, 2000 and February 27, 1999

Financial Statement Schedule:

         Schedule II - Valuation and Qualifying Accounts for the Years Ended                               F-25
         February 24, 2001, February 26, 2000 and February 27, 1999


                  [Remainder of page intentionally left blank]

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
BE Aerospace, Inc.
Wellington, Florida


     We have audited the accompanying consolidated balance sheets of BE Aerospace, Inc. and subsidiaries as of February 24, 2001 and February 26, 2000, and the related consolidated statements of operations and comprehensive income
(loss), stockholders' equity, and cash flows for each of the three fiscal years in the period ended February 24, 2001. Our audits also included the financial statement schedule on page F-25. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of BE Aerospace, Inc. and subsidiaries as of February 24, 2001 and February 26, 2000, and the results of their operations and their cash flows for each of the three fiscal years in the period ended February 24, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


DELOITTE & TOUCHE LLP


Costa Mesa, California
April 2, 2001, except
Note 18, as to which the
date is May 16, 2001.

CONSOLIDATED BALANCE SHEETS, FEBRUARY 24, 2001 AND FEBRUARY 26, 2000 (In thousands, except share data)

ASSETS                                                                                             2001            2000
------                                                                                             ----            ----

Current Assets:
    Cash and cash equivalents                                                                  $ 60,271        $ 37,363
    Accounts receivable - trade, less allowance for doubtful
       accounts of $2,619 (2001) and $3,883 (2000)                                               99,673         103,719
    Inventories, net                                                                            135,005         127,230
    Other current assets                                                                         50,150          35,291
                                                                                               --------        --------
       Total current assets                                                                     345,099         303,603
                                                                                               --------        --------

Property and equipment, net                                                                     157,517         152,350
Intangibles and other assets, net                                                               433,379         425,836
                                                                                               --------        --------
                                                                                               $935,995        $881,789
                                                                                               ========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current Liabilities:
    Accounts payable                                                                           $ 64,671        $ 60,824
    Accrued liabilities                                                                          99,685         109,143
    Current portion of long-term debt                                                             5,846           3,723
                                                                                               --------        ---------
       Total current liabilities                                                                170,202         173,690
                                                                                               --------        --------

Long-term debt (Note 18)                                                                        603,812         618,202
Other liabilities                                                                                26,707          25,400

Commitments and contingencies (Note 11)                                                               -               -

Stockholders' Equity:
    Preferred stock, $0.01 par value; 1,000,000 shares
       authorized; no shares outstanding                                                              -               -
    Common stock, $0.01 par value; 50,000,000 shares
       authorized; 28,460,583 (2001) and 24,931,307 (2000)
       shares issued and outstanding                                                                285             249
    Additional paid-in capital                                                                  311,506         249,682
    Accumulated deficit                                                                        (154,602)       (174,874)
    Accumulated other comprehensive loss                                                        (21,915)        (10,560)
                                                                                               --------        --------
       Total stockholders' equity                                                               135,274          64,497
                                                                                               --------        --------
                                                                                               $935,995        $881,789
                                                                                               ========        ========

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) FOR THE YEARS ENDED FEBRURY 24, 2001, FEBRUARY 26, 2000 AND FEBRUARY 27, 1999 (In thousands, except per share data)

                                                                                        Year Ended
                                                                 ----------------------------------------------------
                                                                 February 24,        February 26,        February 27,
                                                                         2001                2000                1999
                                                                         ----                ----                ----
    Net sales                                                        $666,444            $723,349            $701,325

    Cost of sales  (Note 3)                                           416,626             543,682             522,875
                                                                     --------            --------            --------

    Gross profit                                                      249,818             179,667             178,450

    Operating expenses:
    Selling, general and administrative                                92,541              94,891              83,648
    Research, development and engineering                              48,898              54,004              56,207
    Amortization of intangible assets                                  23,408              24,076              22,498
    Acquisition and initial public offering costs                       8,276                   -                   -
    Transaction gain, expenses and other expenses                           -                   -              53,854
                                                                     --------            --------            --------
      Total operating expenses                                        173,123             172,971             216,207
                                                                     --------            --------            --------

    Operating earnings (loss)                                          76,695               6,696             (37,757)

    Equity in losses of unconsolidated subsidiary                           -               1,289                   -

    Interest expense, net                                              54,170              52,921              41,696
                                                                     --------            --------            --------

    Earnings (loss) before income taxes                                22,525             (47,514)            (79,453)

    Income taxes                                                        2,253               3,283               3,900
                                                                     --------            --------            --------

    Net earnings (loss)                                                20,272             (50,797)            (83,353)
                                                                     --------            --------            --------

    Other comprehensive income (loss):
           Foreign exchange translation adjustment                    (11,355)             (4,455)             (3,086)
                                                                     --------            --------            --------
    Comprehensive income (loss)                                      $  8,917            $(55,252)           $(86,439)
                                                                     ========            ========            ========

    Basic earnings (loss) per share                                  $   0.80            $  (2.05)           $  (3.36)
                                                                     ========            ========            ========

    Weighted average common shares                                     25,359              24,764              24,814
                                                                     ========            ========            ========

    Diluted earnings (loss) per share                                $   0.78            $  (2.05)           $  (3.36)
                                                                     ========            ========            ========

    Weighted average common shares                                     25,889              24,764              24,814
                                                                     ========            ========            ========


See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED FEBRUARY 24, 2001, FEBRUARY 26, 2000 AND FEBRUARY 27, 1999 (in thousands)


                                                                                             Accumulated
                                            Common Stock       Additional                          Other          Total
                                         -------------------      Paid-in   Accumulated    Comprehensive   Stockholders'
                                         Shares       Amount      Capital       Deficit             Loss         Equity
                                         ------       ------      -------   -----------    -------------         ------

Balance, February 28, 1998               22,892      $   229     $240,289     $(40,724)       $ (3,019)        $196,775
       Sale of stock under
         employee stock purchase plan       151            1        2,167             -              -            2,168
       Exercise of stock options            292            3        3,829             -              -            3,832
       Employee benefit plan
         matching contribution              101            1        2,300             -              -            2,301
       Issuance of stock in conjunction
         with acquisition (Note 2)        4,000           40      117,960             -              -          118,000
       Repurchase of stock in
         conjunction with acquisition
          (Note 2)                       (4,000)         (40)    (117,960)            -              -         (118,000)
       Impact of immaterial poolings
         (Note 2)                         1,167           12       (2,776)            -              -           (2,764)
       Net loss                               -            -            -      (83,353)              -          (83,353)
       Foreign currency translation
         adjustment                           -            -            -             -         (3,086)          (3,086)
                                         ------      -------     --------     ---------       --------         --------
Balance, February 27, 1999               24,603          246      245,809     (124,077)         (6,105)         115,873
       Sale of stock under
          employee stock purchase plan      107            1        1,335             -              -            1,336
       Exercise of stock options             49            -          442             -              -              442
       Employee benefit plan
         matching contribution              172            2        2,096             -              -            2,098
       Net loss                               -            -            -       (50,797)             -          (50,797)
       Foreign currency translation
         adjustment                           -            -            -             -         (4,455)          (4,455)
                                         ------      -------     --------     ---------       --------         ---------
Balance, February 26, 2000               24,931          249      249,682     (174,874)        (10,560)          64,497
       Sale of stock under
          employee stock purchase plan      284            3        2,140             -              -            2,143
       Exercise of stock options            600            6        6,362             -              -            6,368
       Employee benefit plan
         matching contribution              188            2        1,932             -              -            1,934
       Issuance of stock in conjunction
         with acquisitions                2,458           25       51,390             -              -           51,415
       Net earnings                           -            -            -        20,272              -           20,272
       Foreign currency translation
         adjustment                           -            -            -             -        (11,355)         (11,355)
                                         ------      -------     --------     ---------       --------         --------
Balance, February 24, 2001               28,461       $  285     $311,506     $(154,602)      $(21,915)        $135,274
                                         ======      =======     ========     =========       ========         ========

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED FEBRUARY 24, 2001, FEBRUARY 26, 2000 AND FEBRUARY 27, 1999 (Dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:                                            2001              2000              1999
                                                                                 ----              ----              ----
  Net earnings (loss)                                                         $20,272          $(50,797)         $(83,353)
   Adjustments to reconcile net earnings (loss) to
    net cash flows provided by operating activities:
     Transaction gain, expenses                                                     -                 -            79,155
     Gain on sale of 51% interest in subsidiary                                     -                 -           (25,301)
     Depreciation and amortization                                             42,755            42,237            40,690
     Provision for accounts receivable                                            625             2,008               721
     Deferred income taxes                                                          -             1,054              (277)
     Non-cash employee benefit plan contributions                               1,934             2,098             2,301
   Changes in operating assets and liabilities, net of effects from acquisitions:
     Accounts receivable                                                        6,043            34,440           (22,128)
     Inventories                                                               (6,427)           (8,764)          (10,935)
     Other current assets                                                       1,789           (10,146)           (5,514)
     Payables, accruals and current taxes                                      (9,131)            4,756            39,856
                                                                              -------           -------          --------
Net cash flows provided by operating activities                                57,860            16,886            15,215
                                                                              -------           -------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                     (17,133)          (33,169)          (37,465)
     Change in intangibles and other assets                                      (873)          (16,250)          (19,429)
     Acquisitions, net of cash acquired                                             -                 -          (231,690)
     Net proceeds on sale of 51% interest in subsidiary                             -                 -            61,735
                                                                              -------           -------          --------
Net cash flows used in investing activities                                   (18,006)          (49,419)         (226,849)
                                                                              -------           -------          --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net (repayments) borrowings under revolving lines of credit              (24,516)           28,924            36,267
     Proceeds from issuance of stock, net of expenses                           8,511             1,759             6,000
     Principal payments on long-term debt                                           -                 -           (31,714)
     Repurchase of common stock originally issued
       in conjunction with acquisition of SMR Aerospace                             -                 -          (118,000)
     Proceeds from long-term debt                                                   -                 -           194,137
                                                                              -------           -------          --------
Net cash flows (used in) provided by financing activities                     (16,005)           30,683            86,690
                                                                              -------           -------          --------

Effect of exchange rate changes on cash flows                                    (941)             (287)             (241)
                                                                              -------           -------          --------

Net increase (decrease) in cash and cash equivalents                           22,908            (2,137)         (125,185)
Cash and cash equivalents, beginning of year                                   37,363            39,500           164,685
                                                                              -------           -------          --------
Cash and cash equivalents, end of year                                        $60,271           $37,363          $ 39,500
                                                                              =======           =======          ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during year for:
     Interest, net                                                            $56,154           $51,745          $ 27,994
     Income taxes, net                                                          2,883             4,902             4,570
Interest capitalized in computer equipment and software                           325             1,474             2,088

SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:
Stock issued in connection with acquisitions                                   51,415                 -                 -
Liabilities assumed and accrued acquisition
     costs incurred in connection with the
     acquisitions                                                              14,485                 -                 -
Reclassification of Sextant Note from long-term
     other asset to other current asset                                        15,675                 -                 -


See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED FEBRUARY 24, 2001, FEBRUARY 26, 2000 AND FEBRUARY 27, 1999 (in thousands, except per share data)

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

     Income Taxes - In accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes, the Company provides deferred income taxes for temporary differences between amounts of assets and liabilities recognized for financial reporting purposes and such amounts recognized for income tax purposes. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

     Revenue Recognition - Sales of assembled products and equipment are recorded on the date of shipment and passage of title or, if required, upon acceptance by the customer. Service revenues are recorded when services are performed. Revenues and costs under certain long-term contracts are recognized using contract accounting under the percentage-of-completion method. The Company sells its products primarily to airlines worldwide, including occasional sales collateralized by letters of credit. The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses. Actual losses have been within management's expectations.

     Warranty Costs - Estimated costs related to product warranties are accrued at the time products are sold.

     Cash Equivalents - The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

     Intangible Assets - Intangible assets consist of goodwill and other identified intangible assets associated with the Company's acquisitions. Goodwill and other identified intangible assets are amortized on a straight-line basis over their estimated useful lives. At each balance sheet date, management assesses whether there has been an other than temporary impairment in the value of intangible assets. If the carrying value of the asset exceeds the estimated undiscounted future cash flows from operating activities of the related business, an other than temporary impairment is deemed to have occurred. In this event, the asset is written down accordingly. As of February 24, 2001, management determined that no impairment existed.

     Long-Lived Assets - The Company accounts for the impairment and disposition of long-lived assets in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. In accordance with SFAS No. 121, long-lived assets are reviewed for events or changes in circumstances that indicate that their carrying value may not be recoverable. At February 24, 2001, management determined that no such impairment existed.

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

New Accounting Pronouncements

     In March 2000, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation -- an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of Accounting Principles Board ("APB") Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a non-compensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. FIN 44 did not have a material impact on our financial position or results of operations.

     In December 1999, the SEC staff issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements. SAB 101 summarizes the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 became effective for our fourth quarter beginning November 26, 2000. Its implementation did not have a material effect on our revenue recognition policy.

     In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which the Company is required to adopt effective in its fiscal year 2002. SFAS No. 133, as amended, will require the Company to record all derivatives on the balance sheet at fair value. The Company will adopt SFAS No. 133 at the beginning of fiscal 2002. The Company does not currently hold derivatives or engage in hedging activities; therefore, the effects of adopting SFAS No. 133 are not expected to be material.

     Reclassifications - Certain reclassifications have been made to the prior year financial statements to conform to the February 24, 2001 presentation.

2.    ACQUISITIONS AND DISPOSITIONS

     The Company has completed a number of acquisitions and dispositions. The following is a summary of these transactions:

2001 Acquisitions
-----------------

     Effective February 24, 2001, the Company acquired four companies, Alson Industries, Inc., T.L. Windust Machine, Inc., DMGI, Inc. and Maynard Precision, Inc. (the "2001 Acquisitions"). These businesses specialize in manufacturing precision-machined components and assemblies for the aerospace industry. The 2001 Acquisitions were completed by issuing to the former stockholders a total of approximately 2.9 million shares of B/E common stock, paying them a total of approximately $5,260 in cash and assuming or repaying indebtedness of approximately $11,793. The consideration represents an aggregate purchase price of approximately $70,126. The aggregate purchase price includes approximately $3,500 of consideration, represented by 187,500 shares of B/E common stock, that was funded into an escrow account. The payment of this consideration is contingent upon one of the acquired businesses achieving specified operating targets for fiscal 2002. Each of these transactions has been accounted for using purchase accounting. The assets purchased and liabilities assumed have been reflected in the accompanying balance sheet as of February 24, 2001. The operating results for the 2001 Acquisitions will be reflected in the Company's results beginning in fiscal 2002.

     The Company has not yet completed the evaluation and allocation of the purchase price for the 2001 acquisitions as the appraisals associated with the identification and valuation of certain intangible assets are not yet complete. The Company does not believe that the appraisals will materially modify the preliminary purchase price allocation. The excess of the purchase prices over the fair value of the identifiable net assets acquired aggregated approximately $56,500. Goodwill will be amortized over 30 years using the straight-line method.

     The aggregate purchase price for the 2001 Acquisitions has been allocated based on management's estimates as follows:

      Accounts receivable                                              $   4,900
      Inventories                                                          5,800
      Other current assets                                                   600
      Property and equipment                                              10,600
      Intangible assets and other                                         56,500
                                                                       ---------
                                                                       $  78,400

     The Company recorded costs and expenses associated with the 2001 Acquisitions of approximately $5,800. The costs for the 2001 acquisitions include costs associated with consolidation and integration of existing facilities including lease termination costs and the impairment of property and equipment, and retention benefits to existing employees in accordance with EITF 94-3 and SFAS 121. These costs, along with approximately $2,500 of costs and expenses attributable to the termination of the initial public offering of a subsidiary, Advanced Thermal Sciences, have been presented as acquisition and initial public offering costs in the accompanying Consolidated Statements of Operations for the year ended February 24, 2001.

1999 Acquisitions
-----------------

     During fiscal 1999, the Company completed a number of acquisitions, which are collectively referred to as the "1999 Acquisitions." The following is a description of each of the more significant transactions:

     On April 13, 1998, the Company completed its acquisition of Puritan-Bennett Aero Systems Co. ("PBASCO") for approximately $69,700 in cash and the assumption of approximately $9,200 of liabilities, including related acquisition costs and certain liabilities arising from the acquisition. PBASCO is a manufacturer of commercial aircraft oxygen delivery systems and "WEMAC" air valve components and, in addition, supplies overhead lights and switches, crew masks and protective breathing devices for both commercial and general aviation aircraft. During the first quarter of fiscal 1999, contemporaneously with the acquisition, the Company recorded a charge of $13,000 associated with the PBASCO transaction, for the write-off of in-process research and development and acquisition-related expenses (Note 4).

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

     On September 3, 1998, the Company acquired substantially all of the galley equipment assets and certain property and assumed related liabilities of C.F. Taylor Interiors Limited and acquired the common stock of C F Taylor (Wokingham) Limited (collectively "CF Taylor"), both wholly-owned subsidiaries of EIS Group PLC, for a total cash purchase price of approximately $25,100, subject to adjustments, and the assumption of approximately $16,500 of liabilities, including related acquisition costs and certain liabilities arising from the acquisition. CF Taylor is a manufacturer of galley equipment for both narrow- and wide-body aircraft, including galley structures, crew rests and related spare parts.

     The PBASCO, AMP, SMR and CF Taylor acquisitions were accounted for as purchases, and accordingly, the assets purchased and liabilities assumed have been reflected in the accompanying consolidated balance sheet as of February 26, 2000. The operating results of these acquisitions have been included in the consolidated financial statements of the Company since the date of the acquisition. The aggregate purchase price for these acquisitions was allocated to the net assets acquired based on appraisals and management's estimates as follows:

       Accounts receivable                                             $  37,700
       Inventories                                                        31,345
       Other current assets                                                3,100
       Property, plant and equipment                                      19,900
       Intangible and other assets                                       253,500
       Purchased in-process research and development and
           acquisition-related expenses                                   79,155
                                                                     -----------
                                                                        $424,700
                                                                     ===========

     The excess of the purchase prices over the fair values of the identifiable net assets acquired are being amortized over 30 years using the straight-line method.

Other Acquisitions
------------------

     During fiscal 1999, the Company acquired all of the issued and outstanding shares of Aerospace Interiors, Inc. and Aircraft Lighting Corporation for 201,895 and 964,780 shares, respectively, in transactions accounted for as a pooling of interests. The Company's consolidated financial statements for fiscal year 1999 include the results of these entities from the date of acquisition. Prior period financial statements were not restated as the results of operations would not have been materially different than those previously reported by the Company.

Disposition
-----------

In-Flight Entertainment Business
--------------------------------

     On February 25, 1999, the Company completed the sale of a 51% interest in its In-Flight Entertainment ("IFE") business to Sextant Avionique, Inc.
("Sextant"), a wholly-owned subsidiary of Sextant Avionique, S.A. (the "IFE Sale"). The Company sold its 51% interest in IFE for $62,000 in cash. Terms of the purchase agreement provided for the final price for the 51% interest to be determined on the basis of operating results for the IFE business over the two-year period ending February 28, 2001. The Company used substantially all of the proceeds from the IFE Sale to repay a portion of its bank line of credit. On October 5, 1999, the Company completed the sale of its remaining 49% equity interest in IFE to Sextant and this sale did not result in a significant gain. Total consideration for 100% of its equity interest in IFE, intra-entity obligations and the provision of marketing, product and technical consulting services will range from a minimum of $93,600 up to $123,300 (inclusive of the $62,000 received in February 1999 for the sale of a 51% interest in IFE). Terms of the agreement provide for the Company to receive payments of $15,675 on October 5, 2000 and 2001, (the "IFE obligations") which are included in other current assets and intangibles and other assets, net, in the accompanying financial statements as of February 26, 2000. A third and final payment will be based on the actual sales and booking performances over the period from March 1, 1999 to December 31, 2001. The IFE obligations are guaranteed by Thomson-CSF, a parent company of Sextant Avionique, S.A.. Sextant is in a dispute with the Company over the terms of the IFE Sale and did not make the October 5, 2000 payment when due. The Company has initiated arbitration proceedings to compel payment. Sextant has counterclaimed against the Company, claiming various breaches of the IFE Sale agreements. The Company expects that this will be resolved during fiscal 2002. Management believes that the dispute will be resolved and the outstanding amount due will be allocated in fiscal 2002.

Pro Forma Information
---------------------

     The following pro forma unaudited financial data is presented to illustrate the estimated effects of the 2001 and 1999 Acquisitions and the IFE sale as if these transactions had occurred as of the beginning of each fiscal year presented.


                                                                      2001               2000             1999
                                                               -------------      -------------    -------------
       Net sales                                                  $705,468           $723,349        $689,816
       Net earnings (loss)                                          24,513            (49,508)        (32,728)
       Diluted earnings (loss) per share                          $    .86           $  (2.00)       $  (1.32)


3.   RESTRUCTURING PLAN AND NEW PRODUCT INTRODUCTION COSTS

     During the fourth quarter of fiscal 1999, the Company began to implement a restructuring plan designed to lower its cost structure and improve its long-term competitive position. This plan includes consolidating seven facilities reducing the total number from 21 to 14, reducing its employment base by approximately 8% and rationalizing its product offerings. The cost of the restructuring was $87,825, which was charged to cost of sales, of which $62,497 is related to North American facilities. The cost of the restructuring included charges for various impaired Seating Products assets aggregating $61,089, which consisted of inventories, demonstration equipment and production equipment having a carrying value of $51,589, $7,600 and $1,900, respectively. All of the impaired assets were physically disposed of during the subsequent fiscal year. New product introduction costs were expensed as incurred and aggregated $21,787. In addition, the restructuring program resulted in severance and related separation costs, lease termination and other costs of $4,949.

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

     The following table summarizes the restructuring costs accrued during the year ended February 27, 1999:


                                                     Original   Utilized in     Balance at        Utilized in     Balance at
                                                     Accrual    Fiscal 1999     Feb. 27, 1999     Fiscal 2000     Feb. 26, 2000
                                                   ----------- ------------- ---------------- ---------------- ----------------
Severance, lease termination and other costs         $ 4,949     $   651          $ 4,298           $ 4,298                -

Impaired inventories, property and equipment          61,089      41,178           19,911            19,911                -
                                                   ----------- ------------- ---------------- ---------------- ----------------
                                                     $66,038     $41,829          $24,209           $24,209                -
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

5.    INVENTORIES

     Inventories are stated at the lower of cost or market. Cost is determined using the weighted average cost method. Finished goods and work in process inventories include material, labor and manufacturing overhead costs. Inventories consist of the following:

                                                                                                 2001            2000
                                                                                                 ----            ----
      Raw materials and component parts                                                      $ 54,558        $ 59,322
      Work-in-process                                                                          39,335          36,556
      Finished goods                                                                           41,112          31,352
                                                                                             --------        --------
                                                                                             $135,005        $127,230
                                                                                             ========        ========

6.    PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost and depreciated and amortized generally on the straight-line method over their estimated useful lives of two to thirty years (or the lesser of the term of the lease as to leasehold improvements, as appropriate). Property and equipment consist of the following:


                                                                           Years                2001               2000
                                                                           -----                ----               ----
          Land, buildings and improvements                                 10-30           $  60,154          $  62,783
          Machinery                                                         3-13              57,292             49,626
          Tooling                                                           3-10              32,097             28,213
          Computer equipment and software                                   4-15              77,495             71,608
          Furniture and equipment                                           2-10               7,186              6,850
                                                                                          ----------          ---------
                                                                                             234,224            219,080
          Less accumulated depreciation and amortization                                     (76,707)           (66,730)
                                                                                           ---------         -----------
                                                                                            $157,517           $152,350
                                                                                            ========           ========

7.    INTANGIBLES AND OTHER ASSETS

     Intangibles and other assets consist of the following:

                                                                               Straight-line
                                                                                Amortization
                                                                               Period (Years)       2001           2000
                                                                               --------------       ----           ----

             Goodwill and other intangible assets
                arising from acquisitions                                           3-30        $506,381       $459,175
             Debt issue costs (Note 18)                                             5-10          23,842         23,842
             Other assets                                                                         18,896         28,355
             Due from Sextant (Note 2)                                                                 -         15,675
                                                                                                --------       --------
                                                                                                 549,119        527,047
                         Less accumulated amortization                                          (115,740)      (101,211)
                                                                                                --------       --------
                                                                                                $433,379       $425,836
                                                                                                ========       ========

8.    ACCRUED LIABILITIES

     Accrued liabilities consist of the following:                                                  2001           2000
                                                                                                    ----           ----
           Other accrued liabilities                                                             $36,846      $  33,876
           Accrued salaries, vacation and related benefits                                        28,439         30,016
           Accrued interest                                                                       17,148         17,808
           Accrued acquisition expenses                                                            7,320          4,514
           Accrued product warranties                                                              9,932         22,929
                                                                                                 -------       --------
                                                                                                 $99,685       $109,143
                                                                                                 =======       ========

9.    LONG-TERM DEBT

     Long-term debt consists of the following:                                                      2001           2000
                                                                                                    ----           ----
           9 7/8% Senior Subordinated Notes                                                     $100,000       $100,000
           8% Senior Subordinated Notes                                                          249,564        249,502
           9 1/2% Senior Subordinated Notes                                                      200,000        200,000
           Chase Manhattan Bank Credit Facility                                                   56,700         72,300
           Other long-term debt                                                                    3,394            123
                                                                                                --------       --------
                                                                                                 609,658        621,925
           Less current portion of long-term debt                                                 (5,846)        (3,723)
                                                                                                --------       --------
                                                                                                $603,812       $618,202
                                                                                                ========       ========

9 7/8% Senior Subordinated Notes

     The 9 7/8% Senior Subordinated Notes (the "9 7/8% Notes") are unsecured senior subordinated obligations of the Company, subordinated to any senior indebtedness of the Company and mature on February 1, 2006. Interest on the 9 7/8% Notes is payable semiannually in arrears on February 1 and August 1 of each year. The 9 7/8% Notes are redeemable at the option of the Company, in whole or in part, at any time after February 1, 2001 at predetermined redemption prices together with accrued and unpaid interest through the date of redemption. Upon a change of control (as defined), each holder of the 9 7/8% Notes may require the Company to repurchase such holders' 9 7/8% Notes at 101% of the principal amount thereof, plus accrued and unpaid interest to the date of such purchase. The Company has refinanced the 9 7/8% Notes on a long term basis in connection with its recent debt offering. (See Note 18)

8% Senior Subordinated Notes

     The 8% Senior Subordinated Notes (the "8% Notes") are unsecured senior subordinated obligations of the Company, subordinated to any senior indebtedness of the Company and mature on March 1, 2008. Interest on the 8% Notes is payable semiannually in arrears on March 1 and September 1 of each year. The 8% Notes are redeemable at the option of the Company, in whole or in part, on or after March 1, 2003, at predetermined redemption prices together with accrued and unpaid interest through the date of redemption. In addition, at any time prior to March 1, 2001, the Company may, at predetermined prices together with accrued and unpaid interest through the date of redemption, redeem up to 35% of the aggregate principal amount of the Notes originally issued with the net proceeds of one or more equity offerings, provided that at least 65% of the aggregate principal amount of the 8% Notes originally issued remains outstanding after the redemption. Upon a change of control (as defined), each holder of the 8% Notes may require the Company to repurchase such holder's 8% Notes at 101% of the principal amount thereof, plus accrued interest to the date of such purchase.

9 1/2% Senior Subordinated Notes

     The 9 1/2% Senior Subordinated Notes (the "9 1/2 Notes") are unsecured senior subordinated obligations and are subordinated to any senior indebtedness of the Company and mature on November 1, 2008. Interest on the 9 1/2% Notes is payable semiannually in arrears on May 1 and November 1 of each year. The 9 1/2% Notes are redeemable at the option of the Company, in whole or in part, at any time after November 1, 2003 at predetermined redemption prices together with accrued and unpaid interest through the date of redemption. Upon a change of control (as defined), each holder of the 9 1/2% Notes may require the Company to repurchase such holder's 9 1/2% Notes at 101% of the principal amount thereof, plus accrued and unpaid interest to the date of such purchase.

     The 9 7/8% Notes, 8% Notes and 9 1/2% Notes contain certain restrictive covenants, including limitations on future indebtedness, restricted payments, transactions with affiliates, liens, dividends, mergers and transfers of assets, all of which were met by the Company as of February 24, 2001.

Credit Facilities

     The Company maintains its credit facilities with The Chase Manhattan Bank (the "Bank Credit Facility"). The Bank Credit Facility consists of a $100,000 revolving credit facility (of which $50,000 may be utilized for acquisitions) and an acquisition facility of $29,700. The revolving credit facility expires in August 2004 and the acquisition facility is amortizable over five years beginning in August 1999. The Bank Credit Facility is collateralized by the Company's accounts receivable, inventories and by substantially all of its other personal property. At February 24, 2001, indebtedness under the existing Bank Credit Facility consisted of revolving credit facility outstanding borrowings of $27,000 (bearing interest at LIBOR plus 2.5%, or approximately 8.8%) letters of credit aggregating approximately $4,619 and outstanding borrowings under the acquisition facility aggregating $29,700 (bearing interest at LIBOR plus 2.5%, or approximately 9.2% as of February 24, 2001). At February 26, 2000, indebtedness under the existing Bank Credit Facility consisted of revolving credit facility outstanding borrowings of $39,000 (bearing interest at LIBOR plus 1.75%, or approximately 7.8%), letters of credit aggregating approximately $2,319 and outstanding borrowing under the acquisition facility aggregating $33,300 (bearing interest at LIBOR plus 1.5%, or approximately 7.9% as of February 26, 2000). The Bank Credit Facility, which was most recently amended on December 21, 1999, contains customary affirmative covenants, negative covenants and conditions of borrowing (such as interest coverage and leverage ratios), all of which were met by the Company as of February 24, 2001. The Company has repaid its indebtedness under the Bank Credit Facility in connection with its recent debt offering. (See Note 18)

     B/E Aerospace (UK) Limited, one of our subsidiaries, has a revolving line of credit agreement aggregating approximately $7.3 million. This credit agreement is collateralized by accounts receivable and inventory of B/E Aerospace (UK) Limited and guaranteed by the Company. There were no borrowings outstanding under the credit agreement as of February 24, 2001.


     Maturities of long-term debt are as follows:

         Fiscal year ending in February:
           2002                                                         $  5,846
           2003                                                            9,787
           2004                                                           12,910
           2005                                                           30,801
           2006                                                          100,125
         Thereafter                                                      450,189
                                                                       ---------
                                                                        $609,658
                                                                        ========

     Interest expense amounted to $57,857, $54,860 and $44,794 for the years ended February 24, 2001, February 26, 2000 and February 27, 1999, respectively.

10.   INCOME TAXES

     Income tax expense consists of the following:

                                                                                    2001            2000          1999
                                                                                    ----            ----          ----
         Current:
           Federal                                                              $  1,315        $      -      $  1,004
           State                                                                       -               -             -
           Foreign                                                                   938           2,229         5,157
                                                                                  ------        --------     ---------
                                                                                   2,253           2,229         6,161
         Deferred:
           Federal                                                                 8,268         (19,296)      (25,731)
           State                                                                   2,484          (1,595)       (8,169)
           Foreign                                                                 1,146             660        (4,828)
                                                                                --------        --------     ----------
                                                                                  11,898         (20,231)      (38,728)
       Change in valuation allowance                                             (11,898)         21,285        36,467
                                                                                --------        --------      --------
                                                                                $  2,253        $  3,283      $  3,900
                                                                                ========        ========      ========

     The difference between income tax expense and the amount computed by applying the statutory U.S. federal income tax rate (35%) to the pretax earnings before extraordinary item consists of the following:

                                                                                    2001            2000          1999
                                                                                    ----            ----          ----
         Statutory U.S. federal income tax expense (benefit)                    $  7,884        $(16,630)     $(27,809)
         Operating loss (with) without tax benefit                               (10,923)         16,827        25,940
         Goodwill amortization                                                     3,253           2,529         1,507
         Foreign tax rate differential                                             1,315             124         2,514
         Meals and entertainment                                                     340             268           177
         Officer's life insurance                                                    332             387           277
         Other, net                                                                   52            (222)        1,294
                                                                                --------        --------      --------
                                                                                $  2,253        $  3,283      $  3,900
                                                                                ========        ========      ========

      The tax effects of temporary differences and carryforwards that give rise to deferred income tax assets and liabilities consist of the following:

                                                                                    2001            2000          1999
                                                                                    ----            ----          ----
         Inventory reserves                                                     $  6,267        $  6,161      $  9,770
         Acquisition accruals                                                     (6,409)         (4,467)       (2,190)
         Warranty accruals                                                         3,501           7,956         1,832
         Accrued liabilities                                                      10,588           9,202         4,412
         Other                                                                     1,499           1,123         1,551
                                                                                --------        --------      --------
         Net current deferred income tax asset                                    15,446          19,975        15,375
                                                                                --------        --------      --------

         Intangible assets                                                       (11,149)        (12,680)      (11,926)
         Depreciation                                                            (11,815)         (3,701)       (2,085)
         Net operating loss carryforward                                          48,333          51,270        21,853
         Research credit carryforward                                              7,052           4,578         4,157
         Deferred compensation                                                    11,271           9,911         8,605
         Research and development expense                                         20,867          22,550        24,232
         Software development costs                                               (5,429)         (5,429)       (4,739)
         Deferred gain on IFE Sale                                                     -               -         6,600
         Investment in Sextant                                                         -               -         4,351
         Other                                                                       974             974           794
                                                                                --------        --------      --------
              Net noncurrent deferred income tax asset                            60,104          67,473        51,842
                                                                                --------        --------      --------
              Valuation allowance                                                (75,550)        (87,448)      (66,163)
                                                                                --------        --------      --------
                   Net deferred tax assets (liabilities)                        $      -        $      -      $  1,054
                                                                                ========        ========      ========

     The Company established a valuation allowance of $75,550, as of February 24, 2001 related to the utilization of its deferred tax assets because of uncertainties that preclude it from determining that it is more likely than not that the Company will be able to generate taxable income to realize such assets during the federal operating loss carryforward period, which begins to expire in 2012. Such uncertainties include the impact of changing fuel prices on the Company's customers, recent cumulative losses, the highly cyclical nature of the industry in which it operates, economic conditions impacting the airframe manufacturers and the airlines, the Company's high degree of financial leverage, risks associated with new product introductions and risks associated with the integration of acquisitions. The Company monitors these as well as other positive and negative factors that may arise in the future, as it assesses the necessity for a valuation allowance against its deferred tax assets.

     As of February 24, 2001, the Company had federal, state and foreign net operating loss carryforwards of $113,128, $82,723 and $4,157, respectively, which begin to expire in 2012, 2002 and indefinite carryforward, respectively. Approximately $24,000 of the Company's net operating loss carryforward is related to the exercise of stock options and will be credited to additional paid-in capital rather than income tax expense when utilized.

     As of February 24, 2001, the Company had federal research tax credit and alternative minimum tax credit carryfowards of $7,052 and $974, respectively, which begin to expire in 2007, and indefinite carryforward, respectively.

     The Company has not provided for any residual U.S. income taxes on the approximately $14,341 of earnings from its foreign subsidiaries because such earnings are intended to be indefinitely reinvested. Such residual U.S. income taxes, if provided for, would be immaterial.

     The Company's federal tax returns for the years ended February 22, 1997, February 28, 1998 and February 27, 1999 are currently under examination by the Internal Revenue Service. Management believes that the resolution of this examination will not have a material adverse effect on either the Company's results of operations or financial position.

11.   COMMITMENTS AND CONTINGENCIES

     Leases -- The Company leases certain of its office, manufacturing and service facilities and equipment under operating leases, which expire at various times through July 2009. Rent expense for fiscal 2001, 2000 and 1999 was approximately $12,340, $13,587 and $13,423, respectively. Future payments under operating leases with terms currently greater than one year are as follows:

           Fiscal year ending in February:
           2002                                                          $11,135
           2003                                                            8,470
           2004                                                            5,090
           2005                                                            2,755
           2006                                                            2,298
           Thereafter                                                      8,578
                                                                       ---------
                                                                         $38,326
                                                                       =========

     Litigation -- The Company is a defendant in various legal actions arising in the normal course of business, the outcomes of which, in the opinion of management, neither individually nor in the aggregate are likely to result in a material adverse effect to the Company's financial statements.

     Employment Agreements -- The Company has employment and compensation agreements with three key officers of the Company. One of the agreements provides for an officer to earn a minimum of $745 per year through a three year period ending from any date after which it is measured, adjusted annually for changes in the consumer price index (as defined) or as determined by the Company's Board of Directors, as well as a deferred compensation benefit equal to the product of the years worked by the highest annual salary paid over the period. Such deferred compensation will be payable in either a lump sum or in equal monthly installments for that number of months equal to the number of months elapsed from the commencement date (as defined) through the cessation date (as defined).

     A second agreement provides for an officer to receive annual minimum compensation of $685 per year through a three year period ending from any date after which it is measured, adjusted annually for changes in the consumer price index (as defined) or as determined by the Company's Board of Directors, as well as a deferred compensation benefit equal to the product of the years worked by the highest annual salary paid over the period. In all other respects, this officer's employment agreement contains similar provisions to those described above in the first agreement.

     A third agreement provides for an officer to receive annual minimum compensation of $345 per year through a three year period ending from any date after which it is measured, adjusted annually for changes in the consumer price index (as defined) or as determined by the Company's Board of Directors, as well as a deferred compensation benefit upon completion of ten years of service for a period not to exceed ten years equal to one-half of this officer's average highest three year's annual salary (as defined).

     Deferred compensation for these three officers has been accrued as provided for under the above mentioned employment agreements, aggregated $19,308 as of February 24, 2001, $17,091 as of February 26, 2000 and is included in other liabilities in the accompanying financial statements. The Company has funded this obligation through corporate-owned life insurance policies and other investments, all of which are maintained in an irrevocable rabbi trust. In addition, the Company has employment agreements with certain other key members of management that provide for aggregate minimum annual base compensation of $3,203 expiring on various dates through the year 2002.

12.   EMPLOYEE RETIREMENT PLANS

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

     The BE Aerospace  Savings and Investment Plan was  established  pursuant to
Section 401(k) of the Internal Revenue Code. Under the terms of the plan, covered employees are allowed to contribute up to 15% of their pay, limited to $10 per year. The Company match is equal to 50% of employee contributions, subject to a maximum of 8% of an employee's pay and is generally funded in Company stock. Total expense for the plan was $1,934, $2,098 and $2,301 for the years ended February 24, 2001, February 26, 2000 and February 27, 1999, respectively. Participants vest 100% in the Company match after five years of service.

     The BE Supplemental Executive Retirement Plan is an unfunded plan maintained for the purpose of providing deferred compensation for certain employees. This plan allows certain employees to annually elect to defer a portion of their compensation, on a pre-tax basis, until their retirement. The retirement benefit to be provided is based on the amount of compensation deferred, Company cash match and earnings on deferrals. Deferred compensation expense was $239, $299 and $231 in fiscal 2001, 2000 and 1999, respectively.

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

     The following table sets forth the computation of basic and diluted net earnings (loss) per share for the years ended February 24, 2001, February 26, 2000 and February 27, 1999:

                                                                         2001            2000         1999
                                                                         ----            ----         ----

          Numerator - Net earnings (loss)                             $20,272        $(50,797)    $(83,353)
                                                                      =======        ========     ========
          Denominator:
          Denominator  for basic earnings (loss) per share -           25,359          24,764       24,814
             Weighted average shares
          Effect of dilutive securities -
             Employee stock options                                       530               -            -
                                                                       ------          ------       ------
          Denominator  for  diluted  earnings  (loss)  per
          share -                                                      25,889          24,764       24,814
                                                                       ======          ======       ======
             Adjusted weighted average shares
          Basic net earnings (loss) per share                           $0.80         $(2.05)      $(3.36)
                                                                        =====         =======      =======
          Diluted net earnings (loss) per share                         $0.78         $(2.05)      $(3.36)
                                                                        =====         =======      =======

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

     The following tables set forth options granted, canceled, forfeited and outstanding:

                                                         February 24, 2001
                                                         -----------------

                                                                             Option Price       Weighted Average
                                                        Options                 Per Share        Price Per Share
                                                        -------                 ---------        ---------------
     Outstanding, beginning of period                 5,807,701              $6.94 - $31.50               $18.03
     Options granted                                  1,231,000               6.94 -  16.00                12.05
     Options exercised                                (600,077)               6.94 -  19.00                10.61
     Options forfeited                                (383,003)               6.94 -  29.88                19.98
                                                      ---------
     Outstanding, end of period                       6,055,621               6.94 -  31.50                17.30
                                                      =========

     Exercisable at end of year                       3,793,136              $6.94 - $31.50               $19.54
                                                      =========


                                                         February 26, 2000
                                                         -----------------
                                                                             Option Price       Weighted Average
                                                        Options                 Per Share        Price Per Share
                                                        -------                 ---------        ---------------
     Outstanding, beginning of period                 3,999,151             $ 7.00  -  $31.50             $21.42
     Options granted                                  2,335,200               7.00  -   17.75              12.93
     Options exercised                                  (48,950)              7.63  -   20.81               8.93
     Options forfeited                                 (477,700)             16.13  -   29.88              22.57
                                                      --------
     Outstanding, end of period                       5,807,701               7.00  -   31.50              18.00
                                                      =========

     Exercisable at end of year                       3,203,835             $ 7.00  -  $31.50             $19.13
                                                      =========

                                                         February 27, 1999
                                                         -----------------
                                                                               Option Price      Weighted Average
                                                        Options                 Per Share        Price Per Share
                                                        -------                 ---------        ---------------
     Outstanding, beginning of period                 2,931,501             $ 7.00  - $ 31.50             $20.17
     Options granted                                  1,453,500              16.44  -   29.50              22.41
     Options exercised                                 (292,100)              7.38  -   29.88              13.12
     Options forfeited                                  (93,750)             16.13  -   29.88              25.97
                                                      ---------
     Outstanding, end of period                       3,999,151               7.00  -   31.50              21.42
                                                      =========

     Exercisable at end of year                       2,004,531             $ 7.00  - $ 31.50             $19.49
                                                      =========

     At February 24, 2001, options were available for grant under each of the Company's Option Plans.

                               Options Outstanding
                              at February 24, 2001
------------------------------------------------------------------------------------------------------------------------------------

                                                Weighted      Weighted Average                              Weighted
       Range of               Options            Average        Remaining                Options             Average
    Exercise Price          Outstanding         Exercise     Contractual Life          Exercisable        Exercise Price
    --------------          -----------         ---------    -----------------         -----------        --------------
                                                                  (years)
     $ 6.94 - $8.38             344,625           $ 7.53            5.30                 222,750             $ 7.86
       8.44 -  8.44             921,302             8.44            8.94                 370,606               8.44
       8.50 - 16.44           1,240,396            12.05            8.46                 415,150              11.69
      17.75 - 17.75             929,225            17.75            8.35                 449,427              17.75
      19.00 - 20.81           1,238,823            20.17            6.89               1,043,578              20.05
      21.50 - 31.50           1,381,250            27.47            6.69               1,291,625              27.47
                              ---------                                                ---------
                              6,055,621                                                3,793,136
                              =========                                                =========

     The estimated fair value of options granted during fiscal 2001, fiscal 2000 and fiscal 1999 was $7.80 per share, $10.70 per share and $13.93 per share, respectively. The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its stock option and purchase plans. Accordingly, no compensation cost has been recognized for its stock option plans and stock purchase plan. Had compensation cost for the Company's stock option plans and stock purchase plan been determined consistent with SFAS No. 123, the Company's net earnings (loss) and net earnings (loss) per share for the years ended February 24, 2001, February 26, 2000 and February 27, 1999 would have been reduced to the pro forma amounts indicated in the following table:


                                                            2001            2000             1999
                                                            ----            ----             ----
As reported
      Net earnings (loss)                                $20,272       $(50,797)        $(83,353)
      Diluted net earnings (loss) per share                 0.78          (2.05)           (3.36)
Pro forma
      Net earnings (loss)                                $ 5,698       $(69,570)        $(98,477)
      Diluted net earnings (loss) per share                  .22          (2.81)           (3.97)
Weighted average
      Weighted average and pro forma
           weighted average common shares                 25,889          24,764           24,814

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for options granted in fiscal 2001, 2000 and 1999: risk-free interest rates of 6.1%, 5.5% and 5.0%, expected dividend yields of 0.0%; expected lives of 3.5 years, 3.5 years and 3.5 years; and expected volatility of 70%, 114% and 73%, respectively.

     The impact of outstanding non-vested stock options granted prior to fiscal 1997 has been excluded from the pro forma calculation; accordingly, the pro forma adjustments shown above are not indicative of future period pro forma adjustments, when the calculation will apply to all applicable stock options.

14.   EMPLOYEE STOCK PURCHASE PLAN

     The Company has established a qualified Employee Stock Purchase Plan, the terms of which allow for qualified employees (as defined) to participate in the purchase of designated shares of the Company's common stock at a price equal to the lower of 85% of the closing price at the beginning or end of each semi-annual stock purchase period. The Company issued 284,017 and 106,530 shares of common stock during fiscal 2001 and 2000 pursuant to this plan at an average price per share of $7.54 and $12.54, respectively.

15.   SEGMENT REPORTING

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

     Each segment reports its results of operations and makes requests for capital expenditures and acquisition funding to the Company's chief operational decision-making group. This group is presently comprised of the Chairman, the President and the Chief Executive Officer, and the Corporate Senior Vice President of Administration and Chief Financial Officer. Each operating segment has separate management teams and infrastructures dedicated to providing a full range of products and services to their commercial and general aviation customers. As described in Note 2, the Company sold a 51% interest in IFE on February 25, 1999 and its remaining 49% interest in IFE on October 5, 1999. IFE was a separate, reportable segment.

     The following table presents net sales and other financial information by business segment:

                                                                        FISCAL 2001
                                       ----------------------------------------------------------------------------------
                                         Commercial
                                          Aircraft         Business        Engineering       In-Flight
                                          Products       Jet Products       Services       Entertainment   Consolidated
                                       ----------------- ----------------- --------------- --------------- --------------
Net sales                                  $511,282        $ 86,182         $ 68,980              -         $666,444
Operating earnings                           50,849          14,157           11,689              -           76,695
Total assets                                634,424         196,246          105,325              -          935,995
Capital expenditures                         12,232           4,590              311              -           17,133
Depreciation and amortization                29,033           9,369            4,353              -           42,755

                                                                        FISCAL 2000
                                       ----------------------------------------------------------------------------------
                                         Commercial
                                          Aircraft         Business        Engineering       In-Flight
                                          Products       Jet Products       Services       Entertainment   Consolidated
                                       ----------------- ----------------- --------------- --------------- --------------
Net sales                                  $579,736        $ 81,096        $ 62,517               -         $723,349
Operating earnings                          (11,282)         13,188           4,790               -            6,696
Total assets                                584,205         192,929         104,655               -          881,789
Capital expenditures                         30,383           1,952             834               -           33,169
Depreciation and amortization                28,622           9,489           4,126               -           42,237

                                                                        FISCAL 1999
                                       ----------------------------------------------------------------------------------
                                         Commercial
                                          Aircraft         Business        Engineering       In-Flight
                                          Products       Jet Products       Services       Entertainment   Consolidated
                                       ---------------- ----------------- --------------- --------------- --------------
Net sales                                  $528,992        $ 64,856          $28,700          $78,777       $701,325
Operating earnings                          (23,238)*       (40,344)*          5,415 *         20,410**      (37,757)
Total assets                                606,741         239,056           58,502                -        904,299
Capital expenditures                         31,965           2,673              769            2,058         37,465
Depreciation and amortization                25,970           8,250            1,284            5,186         40,690

* Includes $16,615 and $55,000 of expenses associated with purchased in-process research and development and acquisition-related expenses allocated to Commercial Aircraft Products and Business Jet Products, respectively.

** Includes gain on sale of In-Flight Entertainment of $25,301 and expenses of $7,540 associated with purchased in-process research and development.

     Through February 27, 1999, we operated in the (1) commercial aircraft products, (2) business jet products, (3) engineering services and (4) in-flight entertainment segments of the commercial airline and general aviation industry. Following the sale of our controlling interest in the IFE business, we operated in three segments - (1) commercial aircraft products, (2) business jet products and (3) engineering services. Revenues for similar classes of products or services within these business segments for the fiscal years ended February 2001, 2000 and 1999 are presented below:

                                                                          Year Ended
                                                                        (in thousands)
                                                        ------------------------------------------------
                                                            Feb 24,           Feb. 26,         Feb. 27,
                                                               2001               2000             1999
                                                               ----               ----             ----
Commercial aircraft products:
   Seating products                                        $288,035           $324,878         $296,482
   Interior systems products                                151,633            144,832          137,966
   Cabin interior structures                                 71,614            110,026           94,544
                                                           --------           --------        --------
                                                            511,282            579,736          528,992
Business jet products                                        86,182             81,096           64,856
Engineering services                                         68,980             62,517           28,700
In-flight entertainment                                           -                  -           78,777
                                                           --------           --------         --------
Total Revenues                                             $666,444           $723,349         $701,325
                                                           ========           ========         ========

     The Company operated principally in two geographic areas, the United States and Europe (primarily the United Kingdom), during the years ended February 24, 2001, February 26, 2000 and February 27, 1999. There were no significant transfers between geographic areas during the period. Identifiable assets are those assets of the Company that are identified with the operations in each geographic area.

     The following table presents net sales and operating earnings (loss) for the years ended February 24, 2001, February 26, 2000 and February 27, 1999 and identifiable assets as of February 24, 2001, February 26, 2000 and February 27, 1999 by geographic area:

                                                 2001             2000              1999
                                                 ----             ----              ----

  Net Sales:
  United States                                $503,811        $510,728         $511,063
  Europe                                        162,633         212,621          190,262
                                               --------        --------         --------
         Total:                                $666,444        $723,349         $701,325
                                               ========        ========         ========

  Operating Earnings (Loss):
  United States                                $ 65,411       $  (3,143)        $(43,613)
  Europe                                         11,284           9,839            5,856
                                               --------       ---------         --------
         Total:                                $ 76,695       $   6,696         $(37,757)
                                               ========       =========         ========

  Identifiable Assets:
  United States                                $756,667        $704,392         $726,056
  Europe                                        179,328         177,397          178,243
                                              ---------       ---------        ---------
         Total:                                $935,995        $881,789         $904,299
                                               ========        ========         ========

     Export sales from the United States to customers in foreign countries amounted to approximately $160,815, $188,530 and $174,659 in fiscal 2001, 2000 and 1999, respectively. Net sales to all customers in foreign countries amounted to $279,830, $311,160 and $297,474 in fiscal 2001, 2000 and 1999, respectively.
Net sales to Europe amounted to 22%, 26% and 22% in fiscal 2001, 2000 and 1999, respectively. Net sales to Asia amounted to 10%, 11% and 12% in fiscal 2001, 2000 and 1999, respectively. Major customers (i.e., customers representing more than 10% of net sales) change from year to year depending on the level of refurbishment activity and/or the level of new aircraft purchases by such customers. There were no major customers in fiscal 2001 and 2000. During the year ended February 27, 1999, one customer accounted for approximately 13% of the Company's net sales.

16.   FAIR VALUE INFORMATION

     The following disclosure of the estimated fair value of financial instruments at February 24, 2001 and February 26, 2000 is made in accordance with the requirements of SFAS No. 107, Disclosures about Fair Value of Financial Instruments. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies; however, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

     The carrying amounts of cash and cash equivalents, accounts receivable-trade, and accounts payable are a reasonable estimate of their fair values. At February 24, 2001 and February 26, 2000, the Company's 9 7/8% Notes had a carrying value of $100,000 and a fair value of $102,750 and $95,250, respectively. At February 24, 2001 and February 26, 2000, the Company's 8% Notes had carrying values of $249,564 and $249,502 and fair values of $245,197 and $213,324, respectively. At February 24, 2001 and February 26, 2000, the Company's 9 1/2% Notes had a carrying value of $200,000 and fair values of $207,500 and $185,000, respectively.

     The fair value information presented herein is based on pertinent information available to management as of February 24, 2001. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since that date, and current estimates of fair value may differ significantly from the amounts presented herein.

17.   SELECTED QUARTERLY DATA (Unaudited)

     Summarized quarterly financial data for fiscal 2001 and 2000 are as follows:

                                                                        Year Ended February 24, 2001
                                                        --------------------------------------------------------------

                                                            First            Second            Third            Fourth
                                                          Quarter           Quarter           Quarter          Quarter
                                                          -------           -------           -------          -------
        Net sales                                        $169,125          $164,116          $167,410         $165,793
        Gross profit                                       61,553            60,758            63,548           63,959
        Net earnings                                        4,438             4,729             7,919            3,186
        Basic net earnings per share                          .18               .19               .31              .12
        Diluted net earnings per share                        .18               .19               .30              .12


                                                                        Year Ended February 26, 2000
                                                        --------------------------------------------------------------

                                                            First            Second             Third           Fourth
                                                          Quarter           Quarter           Quarter          Quarter
                                                          -------           -------           -------          -------
        Net sales                                        $185,032          $191,895          $164,578          $181,844
        Gross profit (loss)                                66,587            70,337            (2,008)           44,751
        Net earnings (loss)                                11,415            13,720           (66,038)           (9,894)
        Basic net earnings (loss) per share                   .46               .56             (2.66)             (.40)
        Diluted net earnings (loss) per share                 .46               .55             (2.66)             (.40)

18.   SUBSEQUENT EVENTS

     On April 17, 2001 the Company sold $250,000 of 8 7/8% senior subordinated notes due 2011 in a private offering. The net proceeds less estimated debt issue costs from the sale of the notes were approximately $242,800. Approximately $66,700 of proceeds were used to repay the Bank Credit Facility, which was terminated. On April 17, 2001, the Company issued a notice to call the $100,000 9 7/8% Senior Subordinated Notes due 2006.

     The early extinguishments of the 9 7/8% senior subordinated notes, the related call payment of $4.9 million and the early termination of the revolver, will result in a $9.3 million extraordinary charge, net of tax, during April 2001.

     On May 8, 2001, the Company entered into an agreement to acquire the outstanding common stock of Nelson Aerospace, Inc. for approximately $20 million. The transaction will be accounted for under the purchase method of accounting.

     On May 16, 2001 the Company completed a 5,750,000 share offering of our common stock at $19.50 per share. The estimated net proceeds from this offering was approximately $106.2 million. Approximately $53.1 million was paid to the former owners of the 2001 Acquisitions. The Company received approximately $50.3 million, net of estimated offering costs, from the sale of the 2,847,000 shares of stock it issued in connection with this offering. Following this offering the Company had 32,063,231 shares outstanding.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED FEBRUARY 24, 2001, FEBRUARY 26, 2000 AND FEBRUARY 27, 1999 (Dollars in thousands)

                                BALANCE                                                       BALANCE
                                AT BEGINNING                                                  AT END
                                OF YEAR           EXPENSES      OTHER       DEDUCTIONS        OF YEAR
                                --------          --------      ------      ----------        -------

DEDUCTED FROM ASSETS:
---------------------

Allowance for doubtful accounts:
2001                              $3,883        $   625         $(409) (3)    $1,480           $2,619
2000                               2,633          2,008          (103)           655            3,883
1999                               2,190            721           110            388            2,633

Reserve for obsolete inventories:

2001                             $16,512        $13,584      $    650 (3)    $14,675          $16,071
2000                              21,150         11,417 (1)    (2,230)        13,825 (1)       16,512
1999                              10,489         37,138 (2)     1,826         28,303 (2)       21,150


(1) During fiscal 2000, the Company recorded a charge associated with the rationalization of its product offerings and disposal of a substantial portion of such inventories.

(2) During fiscal 1999, the Company recorded a restructuring charge related to the rationalization of its product offering and disposed of a substantial portion of such inventories.

(3)  Balances associated with the 2001 acquisitions.

                                                                    EXHIBIT 21.1
                              LIST OF SUBSIDIARIES

     BE Aerospace, Inc.
     BE Aerospace (USA), Inc.
     BE Aerospace Netherlands BV
     Royal Inventum, BV
     BE Aerospace (Sales & Services) BV
     BE Aerospace Holdings (UK) Limited
     BE Aerospace Services, Ltd.
     Flight Equipment and Engineering Limited
     BE Aerospace (UK) Limited
     AFI Holdings Ltd.
     Fort Hill Aircraft Ltd.
     C.F. Taylor (B/E) UK Limited
     C.F. Taylor (Wales) Ltd.
     B/E Aerospace Services, Inc.
     Advanced Thermal Sciences Corporation
     Acurex Corporation
     BE Aerospace International Ltd.
     Nordskog Industries, Inc.
     Burns Aerospace Europe (SARL)
     B/E Oxygen Systems Company
     BE Intellectual Property, Inc.
     Aerospace Lighting Corporation
     SMR Technologies, Inc.
     Flight Structures, Inc.
     BE Aerospace Canada, Inc.
     B/E Aerospace (Canada) Company
     BE Aerospace (France) SARL
     BE Aerospace El Salvador, Inc.
     BE Aerospace Australia, Inc.
     IFE Sales, LLC
     T. L. Windust Machine, Inc.
     DMGI, Inc.
     Alson Industries, Inc.
     B/E Aerospace Machined Products, Inc.
     Maynard Precision, Inc.

                                                                    EXHIBIT 23.1
INDEPENDENT AUDITORS' CONSENT



     We consent to the incorporation by reference in Registration Statement Nos. 333-89145, 333-30578, 333-14037, 33-48119, 33-72194 and 33-82894 on Form S-8 of
BE Aerospace, Inc. of our report dated April 2, 2001 (except Note 18 as to which the date is May 16, 2001), appearing in this Annual Report on Form 10-K of BE Aerospace, Inc. for the year ended February 24, 2001.



DELOITTE & TOUCHE LLP



Costa Mesa, California
May 21, 2001