Form 10-Q
period 2001-05-26
BE AEROSPACE INC
filed 2001-07-10
CIK 861361

BE AEROSPACE, INC.


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                    FORM 10-Q



                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                   For The Quarterly Period Ended May 26, 2001

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




     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES[X] NO[ ]

     The registrant has one class of common stock, $0.01 par value, of which 32,175,775 shares were outstanding as of July 9, 2001.

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (Dollars in thousands, except share data)

                                                                                    May 26,            February 24,
                                                                                      2001                 2001

  ASSETS

  Current Assets:
       Cash and cash equivalents                                                     $ 143,322            $    60,271
       Accounts receivable - trade, less allowance for doubtful
            accounts of $2,953 (May 26, 2001)
            and $2,619 (February 24, 2001)                                             101,204                 99,673
       Inventories, net                                                                138,200                135,005
       Other current assets                                                             51,203                 50,150
                                                                                    ----------            -----------
           Total current assets                                                        433,929                345,099

  Property and equipment, net                                                          152,573                157,517
  Intangibles and other assets, net                                                    451,453                433,379
                                                                                    ----------            -----------
                                                                                    $1,037,955            $   935,995
                                                                                    ==========            ===========

  LIABILITIES AND STOCKHOLDERS' EQUITY

  Current Liabilities:
       Accounts payable                                                               $ 53,373            $    64,671
       Accrued liabilities                                                              68,808                 99,685
       Current portion of long-term debt                                                   826                  5,846
                                                                                    ----------            -----------
            Total current liabilities                                                  123,007                170,202
                                                                                    ----------            -----------

  Long-term debt                                                                       701,506                603,812
  Other liabilities                                                                     26,922                 26,707

  Stockholders' Equity:
       Preferred stock, $0.01 par value; 1,000,000 shares
            authorized; no shares outstanding                                               --                     --
       Common stock, $0.01 par value; 50,000,000 shares authorized;
          32,118,788 (May 26, 2001) and 28,460,583
          (February 24, 2001) issued and outstanding                                       321                    285
       Additional paid-in capital                                                      368,090                311,506
       Accumulated deficit                                                             156,153)              (154,602)
       Accumulated other comprehensive loss                                            (25,738)               (21,915)
                                                                                    ----------            -----------
            Total stockholders' equity                                                 186,520                135,274
                                                                                    ----------            -----------
                                                                                    $1,037,955            $   935,995
                                                                                    ==========            ===========

See accompanying notes to condensed consolidated financial statements.

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                  (Dollars in thousands, except per share data)

                                                                                                 Three Months Ended
                                                                                       ---------------------------------------
                                                                                       ------------------- -------------------
                                                                                            May 26,             May 27,
                                                                                              2001                2000

  Net sales                                                                                  $176,833           $169,125

  Cost of sales                                                                               110,927            107,572
                                                                                             --------           --------
  Gross profit                                                                                 65,906             61,553

  Operating Expenses:

       Selling, general and administrative                                                     24,883             24,041
       Research, development and engineering                                                   12,080             12,981
       Amortization                                                                             6,349              5,868
                                                                                             --------           --------
            Total operating expenses                                                           43,312             42,890
                                                                                             --------           --------
  Operating earnings                                                                           22,594             18,663

  Interest expense, net                                                                        13,974             13,731
                                                                                             --------           --------
  Earnings before income taxes and extraordinary item                                           8,620              4,932

  Income taxes                                                                                    862                494
                                                                                             --------           --------
  Earnings before extraordinary item                                                            7,758              4,438

  Extraordinary item                                                                            9,309                 --
                                                                                             --------           --------
  Net (loss) earnings                                                                         $(1,551)            $4,438
                                                                                             ========           ========
  Basic (loss) earnings per common share:

       Earnings before extraordinary item                                                       $0.26              $0.18

       Extraordinary item                                                                       (0.31)                --
                                                                                             --------           --------
       Net (loss) earnings                                                                     $(0.05)             $0.18
                                                                                             ========           ========
  Diluted net earnings (loss) per common share:

       Earnings before extraordinary item                                                       $0.25              $0.18

       Extraordinary item                                                                       (0.30)                --
                                                                                             --------           --------
       Net (loss) earnings                                                                     $(0.05)             $0.18
                                                                                             ========           ========

See accompanying notes to condensed consolidated financial statements.


             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Dollars in thousands)

                                                                                                 Three Months Ended
                                                                                      ------------------------------------------
                                                                                      --------------------- --------------------
                                                                                            May 26,               May 27,
                                                                                              2001                 2000
   CASH FLOWS FROM OPERATING ACTIVITIES:
       Net (loss) earnings                                                                 $  (1,551)             $  4,438
       Adjustments to reconcile net earnings to net cash flows (used in)
          provided by operating activities:
                   Extraordinary item                                                           9,309                   --
                   Depreciation and amortization                                               12,145               10,819
                   Non-cash employee benefit plan contributions                                   544                  581
          Changes in operating assets and liabilities, net of acquisition:
                   Accounts receivable                                                           (731)               2,001
                   Inventories                                                                  1,753                3,333
                   Other current assets                                                        (1,496)                 840
                   Accounts payable                                                           (11,422)              (4,195)
                   Accrued liabilities                                                        (14,811)             (14,470)
                                                                                            ---------            ---------
      Net cash flows (used in) provided by operating activities                                (6,260)               3,347
                                                                                            =========            =========

   CASH FLOWS FROM INVESTING ACTIVITIES:
          Acquisitions, net of cash acquired                                                  (33,517)                  --
          Capital expenditures                                                                 (2,664)              (4,994)
          Change in intangible and other assets                                                (6,547)              (2,870)
                                                                                            ---------            ---------
      Net cash flows used in investing activities                                             (42,728)              (7,864)
                                                                                            ---------            ---------
   CASH FLOWS FROM FINANCING ACTIVITIES:
          Net payments under bank credit facilities                                           (66,684)                (885)
          Proceeds from issuances of stock, net of expenses                                    56,077                1,020
          Principal payments on long-term debt                                              (101,754)                   --
          Proceeds from long-term debt                                                        244,966                   --
                                                                                            ---------            ---------
      Net cash flows provided by financing activities                                         132,605                  135
                                                                                            ---------            ---------
   Effect of exchange rate changes on cash flows                                                (566)                 (540)
                                                                                            ---------            ---------
   Net increase (decrease) in cash and cash equivalents                                        83,051               (4,922)

   Cash and cash equivalents, beginning of period                                              60,271               37,363
                                                                                            ---------            ---------
   Cash and cash equivalents, end of period                                                  $143,322              $32,441
                                                                                            =========            =========
   Supplemental disclosures of cash flow information: Cash paid during period for:
          Interest, net                                                                     $  23,132             $20,451
          Income taxes, net                                                                 $      48             $   476

See accompanying notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements May 26, 2001 and May 27, 2000 (Unaudited - Dollars in thousands, except share data)


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

               Although the Company believes that the disclosures provided are adequate to make the information presented not misleading, these unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended February 24, 2001.

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

                                                                                    Three Months Ended
                                                                      -----------------------------------------------
                                                                      ----------------------- -----------------------
                                                                           May 26, 2001            May 27, 2000

         Net (loss) earnings                                                        $(1,551)                  $4,438
         Other comprehensive earnings:
              Foreign currency translation adjustments                               (3,823)                  (8,284)
                                                                                    -------                  -------
         Comprehensive loss                                                         $(5,374)                 $(3,846)





                                   [Remainder of page intentionally left blank]

Note 3.  Segment Reporting

               The Company is organized based on the products and services it offers. Under this organizational structure, the Company has three reportable segments: Commercial Aircraft Products, Business Jet Products and Engineering Services.

               Each segment reports its results of operations and makes requests for capital expenditures and acquisition funding to the Company's chief operational decision-making group. This group is presently comprised of the Chairman, the President and Chief Executive Officer, and the Corporate Senior Vice President of Administration and Chief Financial Officer. Each operating segment has separate management teams and infrastructures dedicated to providing a full range of products and services to their commercial and general aviation customers. Corporate expenses are allocated to reportable segments based upon segment revenues to consolidated revenues. The Company does not allocate interest expense to its segments.

               The following table presents net sales and operating earnings by business segment:

                                                                       Three Months Ended
                                                             ----------------------------------------
                                                             --------------------- ------------------
                                                                 May 26, 2001        May 27, 2000
          Commercial Aircraft Products
                 Net sales                                          $139,828           $133,658
                 Operating earnings                                   17,428             13,461

          Business Jet Products
                 Net sales                                            22,058             20,808
                 Operating earnings                                    2,900              2,831

          Engineering Services
                 Net sales                                            14,947             14,659
                 Operating earnings                                    2,266              2,371

          Consolidated
                 Net sales                                           176,833            169,125
                 Operating earnings                                   22,594             18,663


Note 4.  Earnings Per Common Share

               Basic net earnings per common share is computed using the weighted average common shares outstanding during the period. Diluted net earnings per common share is computed by using the average share price during the period when calculating the dilutive effect of stock options. Shares outstanding for the periods presented were as follows:

                                                                                     Three Months Ended
                                                                        ----------------------------------------------
                                                                        ----------------------- ----------------------
                                                                             May 26, 2001           May 27, 2000
         Weighted average common shares outstanding                              29,562                 25,091
         Dilutive effect of employee stock options                                1,341                      4
                                                                                 ------                 ------
         Diluted shares outstanding                                              30,903                 25,095

Note 5.  Recently Issued Accounting Pronouncements

               In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which the Company adopted effective February 25, 2001. SFAS No. 133, as amended, requires the Company to record all derivatives on the balance sheet at fair value. The Company does not currently hold derivatives or engage in hedging activities; therefore, the effects of adopting SFAS No. 133 were not material.

Note 6.  Long-Term Debt

               On April 17, 2001 the Company sold $250,000 of 8 7/8% senior subordinated notes due 2011 in a private offering. The proceeds from this offering, net of debt issue costs, were approximately $242,800. Approximately $105,000 of proceeds were used to redeem the Company's 9 7/8% senior subordinated notes due 2006 and approximately $66,700 of proceeds were used to repay balances outstanding under the Company's bank credit facility, which was then terminated.

               On April 17, 2001 the Company called for redemption of all its 9 7/8% senior subordinated notes on May 17, 2001. The senior subordinated notes were redeemed at a redemption price equal to 104.97 percent of the principal amount, together with the accrued interest to the redemption date. The Company deposited with the trustee on April 17, 2001 funds in an amount sufficient to redeem the 9 7/8% senior subordinated notes on the redemption date. Upon deposit of these funds, the indenture governing the 9 7/8% senior subordinated notes was discharged. The Company incurred an extraordinary charge of $9,309 (net of tax) for unamortized debt issue costs, redemption premiums and fees and expenses related to the repurchase of the 9 7/8% Senior Subordinated Notes.

Note 7.  Equity Offering

               On May 16, 2001, the Company completed a 5,750,000 share offering of its common stock at $19.50 per share. Of the total number of shares, approximately 2,825,000 shares were sold by us and the remainder were sold by certain selling stockholders. The net proceeds from this offering were approximately $106,200. Approximately $53,100 was paid to the former owners of Alson Industries, Inc., T. L. Windust Machine, Inc., DMGI, Inc. and Maynard Precision, Inc. The Company received approximately $50,300, net of estimated offering costs, from the sale of 2,825,000 shares of stock it issued in connection with this offering.

Note 8.  Acquisition

               Effective May 8, 2001, the Company acquired the outstanding common stock of Nelson Aero Space, Inc. for approximately $20,000. This transaction has been accounted for using purchase accounting. The assets purchased and liabilities assumed have been reflected in the accompanying balance sheet as of May 26, 2001. Had the acquisition occurred on February 25, 2001, proforma statement of operations data would not have been materially different from that currently being reported.

                  [Remainder of page intentionally left blank]

Item 2. Management's Discussion and Analysis of Financial Condition And Results of Operations (Dollars in thousands, except per share data)

               The following discussion and analysis addresses the results of our operations for the three months ended May 26, 2001, as compared to our results of operations for the three months ended May 27, 2000. The discussion and analysis then addresses our liquidity and financial condition and other matters. See Note 3 for additional information regarding reportable segments.

         Three Months Ended May 26, 2001, As Compared To The Results of Operations For The Three Months Ended May 27, 2000

               Net sales for the fiscal 2002 three-month period were $176,833, or 4.6% greater than net sales of $169,125 for the comparable period in the prior year. The year over year increase in net sales is primarily attributable to an increase in unit shipments at our commercial aircraft products and business jet product segments.

               Gross profit was $65,906 or 37.3% of net sales for the three months ended May 26, 2001 as compared to $61,553 or 36.4% of net sales in the comparable period in the prior year. This gross margin improvement was due to manufacturing efficiencies realized in our commercial aircraft operations. Lean manufacturing and continuous improvement programs are enabling the commercial aircraft products businesses to reduce costs, improve quality and productivity and accelerate the order fulfillment cycle.

               Selling, general and administrative expenses were $24,883 or 14.1% of net sales for the three months ended May 26, 2001 as compared to $24,041 or 14.2% of net sales in the comparable period in the prior year. The year over year increase in selling, general and administrative expenses was primarily attributable to costs associated with the lean manufacturing initiatives now underway at each operating plant, along with implementation costs and increased depreciation expense associated with our Enterprise Resource Planning system.

               Research, development and engineering expenses were $12,080 or 6.8% of net sales for the three months ended May 26, 2001, as compared with $12,981 in the comparable period in the prior year. The year over year decrease in research, development and engineering expenses is primarily attributable to the timing of customer programs.

               Amortization expense for the quarter ended May 26, 2001 of $6,349 was $481 greater than the amount recorded in the first quarter of fiscal 2001 and is due to acquisitions completed in the prior year.

               We generated operating earnings of $22,594 or 12.8% of net sales as compared to operating earnings of $18,663 or 11.0% of net sales during the comparable period in the prior year. The increase in operating earnings in the current period is primarily the result of higher sales, a 90 basis point improvement in gross margin and essentially unchanged operating expenses.

               Interest expense, net was $13,974 for the three months ended May 26, 2001, or $243 greater than interest expense of $13,731 for the comparable period in the prior year. The increase in interest expense is due to the newly issued 8 7/8% senior subordinated notes, net of interest income from the proceeds from our recent debt and equity offerings.

               Earnings before income taxes and extraordinary item in the current quarter were $8,620, or 75% greater, as compared to $4,932 in the prior year's comparable period. Income tax expense for the quarter ended May 26, 2001 was $862, as compared to $494 in the prior year's comparable period.

               Earnings before extraordinary item were $7,758 or $.25 per share (diluted) for the three months ended May 26, 2001, as compared to $4,438 or $0.18 (diluted) per share for the comparable period in the prior year.

               The Company incurred an extraordinary charge of $9,309 (net of tax) during the quarter ended May 26, 2001 related to the early redemption of its 9 7/8% Senior Subordinated Notes and repayment of its Bank Credit Facility. As a result, the Company reported a net loss and net loss per share of $1,551 and $0.05, respectively, as compared to net earnings and net earnings per share of $4,438 and $0.18 per share, respectively, in the prior year.



                  [Remainder of page intentionally left blank]

Liquidity and Capital Resources

               Our liquidity requirements consist of working capital needs, on-going capital expenditures and scheduled payments of interest and principal on indebtedness. Our working capital was $310,922 as of May 26, 2001, as compared to $174,897 as of February 24, 2001.

               At May 26, 2001, our cash and cash equivalents were $143,322, as compared to $60,271 at February 24, 2001. Cash used in operating activities was $6,260 for the three months ended May 26, 2001. Cash provided from earnings (net earnings adjusted for non-cash items), was $20,447 and was offset by a use of cash of $26,707 to fund working capital requirements. Our primary requirement for working capital during the three months period related to a decrease in accounts payable of $11,422 and a decrease in accrued interest and other liabilities of $14,811.

               We hold a promissory note from Thomson - CSF Holding Corporation, a subsidiary of The Thales Group (a public traded French company with over $9,000,000 in sales). We are currently involved in a dispute with Thales over certain terms of the purchase and sales agreement. Thomson
         - CSF Holding Corporation failed to make a $15,700 payment when due in October 2000. These obligations to us are guaranteed by Thomson - CSF Sextant, Inc. We have initiated arbitration against Thales and Thomson and expect that this matter will be resolved during fiscal 2002.

               During the three months ended May 26, 2001, we used $33,517 of cash for business acquisitions. Our capital expenditures were $2,664 and $4,994 during the three months ended May 26, 2001 and May 27, 2000, respectively. The year over year decrease in capital expenditures is primarily attributable to the timing of planned expenditures. We anticipate on-going annual capital expenditures of approximately $25,000 for the next several years.

               On April 17, 2001 we sold $250,000 of 8 7/8% senior subordinated notes due 2011 in a private offering. The net proceeds less estimated debt issue costs received by us from the sale of the notes were approximately $242,800. Approximately $105,000 of proceeds were used to redeem our 9 7/8% senior subordinated notes due 2006 and approximately $66,700 of proceeds were used to repay balances outstanding under our bank credit facility, which was then terminated. The remainder of the net proceeds will be used for general corporate purposes, including potential future acquisitions.

               We repaid and cancelled our bank credit facility on April 17, 2001 upon the settlement of the sale of $250,000 of 8 7/8% senior subordinated notes in our recent debt offering. We intend to replace our existing bank credit facility with a new credit facility as soon as reasonably practicable. We are currently in the process of arranging a new bank credit facility. When the credit agreement becomes effective, we do not expect to immediately incur any additional debt.

               On April 17, 2001 we called for redemption of all our 9 7/8% senior subordinated notes on May 17, 2001. We redeemed the notes at a redemption price equal to 104.97 percent of the principal amount, together with the accrued interest to the redemption date. We deposited with the trustee on April 17, 2001 funds in an amount sufficient to redeem the 9 7/8% senior subordinated notes on the redemption date. Upon deposit of these funds, the indenture governing the 9 7/8% senior subordinated notes was discharged. We incurred an extraordinary charge of $9,309 (net of tax) for unamortized debt issue costs, redemption premiums and fees and expenses related to the repurchase of the 9 7/8% Senior Subordinated Notes.

               On May 16, 2001, we completed a 5,750,000 share offering of our common stock at $19.50 per share. Of the total number of shares, approximately 2,825,000 shares were sold by us and the remainder were sold by certain selling stockholders. The net proceeds from this offering were approximately $106,200. Approximately $53,100 was paid to the former owners of Alson Industries, Inc., T. L. Windust Machine, Inc., DMGI, Inc. and Maynard Precision, Inc. The Company received approximately $50,300, net of estimated offering costs, from the sale of 2,825,000 shares of stock issued in connection with this offering.

               We believe that the cash flow from operations and the net proceeds of our recent debt and equity offerings will provide adequate funds for our working capital needs, planned capital expenditures and debt service requirements for the foreseeable future. We believe that we will be able to replace our bank credit facility, which was recently terminated, although there can be no assurance that we will be able to do so. Our ability to fund our operations, make planned capital expenditures, make scheduled payments and refinance our indebtedness depends on our future operating performance and cash flow, which, in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control.


Deferred Tax Assets

               We established a valuation allowance related to the utilization of our deferred tax assets because of uncertainties that preclude it from determining that it is more likely than not that we will be able to generate taxable income to realize such assets during the federal operating loss carryforward period, which begins to expire in 2012. These uncertainties include recent cumulative losses incurred by us, the highly cyclical nature of the industry in which we operate, economic conditions in Asia which has impacted the airframe manufacturers and the airlines, the impact of rising fuel prices on our airline customers, the impact of labor disputes involving our airline customers, our high degree of financial leverage and risks associated with the integration of acquisitions. We monitor these uncertainties, as well as other positive and negative factors that may arise in the future, as it assesses the necessity for a valuation allowance for its deferred tax assets.

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





                  [Remainder of page intentionally left blank]

         Forward Looking Statements

               This Form 10-Q includes forward-looking statements based on our current expectations, assumptions, estimates and projections about our company and our industry. Forward-looking statements include all statements that do not relate solely to historical or current facts, and can be identified by the use of words such as "could," "may," "believe," "will," "expect," "project," "estimate," "intend," "anticipate," "plan," "continue," "predict," "expectations" or other similar words. These statements, including statements regarding our future financial performance and other projections of measures of future financial performance of our company, are based on our current plans and expectations and involve risks and uncertainties that could cause actual future events or results to be different from those described in or implied by such statements. While we believe these forward-looking statements to be reasonable, projections are necessarily speculative in nature, and it can be expected that one or more of the estimates on which the projections were based may vary significantly from actual results, which variations may be material and adverse. As a result, because these statements are based on expectations as to future performance and events and are not statements of fact, actual events or results may differ materially from those projected. Factors that might cause such a difference include those discussed in our filings with the Securities and Exchange Commission, including but not limited to our most recent proxy statement and under the heading "Risk Factors" in our most recent Form 10-K as well as future events that may have the effect of reducing our available operating income and cash balances, such as:

         - unexpected operating losses,
         - the impact of rising fuel prices on our airline customers,
         - delays in, or unexpected costs associated with, the integration of our acquired businesses,
         - conditions in the airline industry,
         - problems meeting customer delivery requirements,
         - new or expected refurbishments,
         - capital expenditures,
         - cash expenditures related to possible future acquisitions,
         - labor disputes involving us, our significant customers or airframe manufacturers,
         - the possibility of a write-down of intangible assets,
         - delays or inefficiencies in the introduction of new products or
         - fluctuations in currency exchange rates.

               We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented herein. These statements should be considered only after carefully reading this entire Form 10-Q and the documents incorporated herein by reference.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

               During the three months ended May 26, 2001, there were no material changes to the disclosure about market risk included in the Company's Annual Report on Form 10-K for the fiscal year ended February 24, 2001.

PART II - OTHER INFORMATION

   Item 1.  Legal Proceedings                                    Not applicable.

   Item 2.  Changes in Securities

               The following is a summary of the transactions by the Company as to equity securities for the three months ended May 26, 2001 that were not registered under the Securities Act of 1933, as amended:

               In April 2001, an aggregate of 51,345 shares of the Company's Common Stock were issued to JCDL, Inc. in connection with the acquisitions of Alson Industries Inc., T.L. Windust Machine, Inc., DMGI, Inc. and Maynard Precision Inc. as consideration for financial advisory services and other assistance to the Company in connection with these acquisitions. These securities were issued pursuant to the exemption available under Section 4(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering.

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

                                            BE AEROSPACE, INC.




Date:  July 9, 2001                 By:     /s/Robert J. Khoury
                                            President and
                                            Chief Executive Officer



Date:  July 9, 2001                 By:     /s/Thomas P. McCaffrey
                                            Corporate Senior Vice President of
                                            Administration and Chief
                                            Financial Officer