Form 10-Q
period 2001-08-25
BE AEROSPACE INC
filed 2001-10-09
CIK 861361

BE AEROSPACE, INC.


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION



                             WASHINGTON, D.C. 20549



                                    FORM 10-Q



                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



                 For The Quarterly Period Ended August 25, 2001



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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES[X] NO[ ]

     The registrant has one class of common stock, $0.01 par value, of which 35,122,250 shares were outstanding as of October 5, 2001.

                               BE AEROSPACE, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (Dollars in thousands, except share data)

                                                                                             August 25,       February 24,
                                                                                                   2001               2001
                                                                                                   ----               ----
                                                                                            (Unaudited)
ASSETS
Current Assets:
     Cash and cash equivalents                                                                $ 154,687            $60,271
     Accounts receivable - trade, less allowance for doubtful
          accounts of $2,848 (August 25, 2001)
          and $2,619 (February 24, 2001)                                                        108,341             99,673
     Inventories, net                                                                           137,452            135,005
     Other current assets                                                                        54,389             50,150
                                                                                                -------            -------
         Total current assets                                                                   454,869            345,099
                                                                                                -------            -------

Property and equipment, net                                                                     154,946            157,517
Intangibles and other assets, net                                                               468,168            433,379
                                                                                                -------           --------
                                                                                             $1,077,983           $935,995
                                                                                             ==========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                                                                          $ 59,253            $64,671
     Accrued liabilities                                                                         88,543             99,685
     Current portion of long-term debt                                                              919              5,846
                                                                                                -------            -------
          Total current liabilities                                                             148,715            170,202
                                                                                                -------            -------

Long-term debt                                                                                  701,286            603,812
Other liabilities                                                                                27,795             26,707

Stockholders' Equity:
     Preferred stock, $0.01 par value; 1,000,000 shares
          authorized; no shares outstanding
     Common stock, $0.01 par value; 100,000,000 shares authorized; 32,193,744
          (August 25, 2001), 28,460,583 (February 24, 2001)
          shares issued and outstanding                                                             322                285
     Additional paid-in capital                                                                 369,693            311,506
     Accumulated deficit                                                                       (147,235)          (154,602)
     Accumulated other comprehensive loss                                                       (22,593)           (21,915)
                                                                                                -------            -------
          Total stockholders' equity                                                            200,187            135,274
                                                                                                -------            -------
                                                                                             $1,077,983           $935,995
                                                                                             ==========           ========

See accompanying notes to condensed consolidated financial statements.

                               BE AEROSPACE, INC.

            CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
                  (Dollars in thousands, except per share data)

                                                            THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                      --------------------------------    -------------------------------
                                                        August 25,       August 26,         August 25,      August 26,
                                                           2001             2000               2001            2000
                                                      ---------------- ---------------    --------------- ---------------

   Net sales                                             $179,093         $164,116           $355,926        $333,241

   Cost of sales                                          110,113          103,358            221,040         210,930
                                                          -------          -------            -------         -------

   Gross profit                                            68,980           60,758            134,886         122,311

   Operating expenses:

        Selling, general and administrative                27,896           23,941             52,779          47,982
        Research, development and engineering              10,973           12,228             23,053          25,209
        Amortization                                        6,412            5,847             12,761          11,715
                                                            -----            -----             ------          ------

        Total operating expenses                           45,281           42,016             88,593          84,906
                                                           ------           ------             ------          ------
   Operating earnings                                      23,699           18,742             46,293          37,405

   Interest expense, net                                   13,790           13,488             27,764          27,219
                                                           ------           ------             ------          ------

   Earnings before income taxes                             9,909            5,254             18,529          10,186

   Income taxes                                               991              525              1,853           1,019
                                                           ------           ------              -----           -----

   Earnings before extraordinary item                       8,918            4,729             16,676           9,167

   Extraordinary item                                          --               --              9,309              --
                                                           ------           ------              -----          ------

   Net earnings                                            $8,918           $4,729             $7,367          $9,167
                                                           ======           ======             ======          ======

   Basic earnings per common share:

        Earnings before extraordinary item                 $ 0.28           $ 0.19             $ 0.54          $ 0.36

        Extraordinary item                                     --               --               0.30              --
                                                           ------           ------             ------          ------
        Net earnings                                       $ 0.28           $ 0.19             $ 0.24          $ 0.36
                                                           ======           ======             ======          ======

   Diluted net earnings per common share:

        Earnings before extraordinary item                 $ 0.27           $ 0.19             $ 0.52          $ 0.36

        Extraordinary item                                     --               --               0.29              --
                                                           ------           ------             ------          ------
        Net earnings                                       $ 0.27           $ 0.19             $ 0.23          $ 0.36
                                                           ======           ======             ======          ======

See accompanying notes to condensed consolidated financial statements.

                               BE AEROSPACE, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Dollars in thousands)

                                                                                         SIX MONTHS ENDED
                                                                                  ----------------------------------
                                                                                  ----------------- ----------------
                                                                                    August 25,        August 26,
                                                                                       2001              2000
                                                                                  ----------------- ----------------
                                                                                  ----------------- ----------------

   CASH FLOWS FROM OPERATING ACTIVITIES:
      Net earnings                                                                   $   7,367         $   9,167
      Adjustments to reconcile net earnings to net cash flows
          provided by operating activities:
                   Extraordinary item                                                    9,309                --
                   Depreciation and amortization                                        23,984            21,394
                   Non-cash employee benefit plan contributions                          1,049             1,099
          Changes in operating assets and liabilities, net of acquisitions:
                   Accounts receivable                                                  (7,068)            1,978
                   Inventories                                                           3,494             5,146
                   Other current assets                                                 (4,356)            6,290
                   Accounts payable                                                     (5,876)           (4,471)
                   Accrued liabilities                                                   3,887           (23,574)
                                                                                     ---------         ---------
      Net cash flows provided by operating activities                                   31,790            17,029
                                                                                     ---------         ---------

   CASH FLOWS FROM INVESTING ACTIVITIES:
          Acquisitions, net of cash acquired                                           (48,547)               --
          Capital expenditures                                                          (6,507)          (10,548)
          Change in intangible and other assets                                        (15,954)           (2,634)
                                                                                   -----------         ---------
      Net cash flows used in investing activities                                      (71,008)          (13,182)
                                                                                  ------------         ---------

   CASH FLOWS FROM FINANCING ACTIVITIES:
          Net payments under bank credit facilities                                    (66,734)           (1,450)
          Proceeds from issuances of stock, net of expenses                             57,176             1,168
          Principal payments on long-term debt                                        (101,787)               --
          Proceeds from long-term debt                                                 244,922                --
                                                                                    ----------          --------
      Net cash flows provided by (used in) financing activities                        133,577              (282)
                                                                                    ----------          --------

   Effect of exchange rate changes on cash flows                                            57              (729)
                                                                                    ----------          --------

   NET INCREASE IN CASH AND CASH EQUIVALENTS                                            94,416             2,836

   CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                       60,271            37,363
                                                                                    ----------          --------

   CASH AND CASH EQUIVALENTS, END OF PERIOD                                           $154,687          $ 40,199
                                                                                      ========          ========

   SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
      Cash paid during period for:
          Interest, net                                                                $23,142          $ 28,048
          Income taxes, net                                                             $1,107          $    494


See accompanying notes to condensed consolidated financial statements.

                               BE AEROSPACE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 25, 2001 AND AUGUST 26, 2000
(UNAUDITED - DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


Note 1.    Basis of Presentation

       The condensed consolidated financial statements of BE Aerospace, Inc. and its wholly-owned subsidiaries (the "Company" or "B/E") have been prepared by the Company and are unaudited pursuant to the rules and regulations of the Securities and Exchange Commission. Under such rules, certain information related to the Company's organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. In the opinion of management, these unaudited condensed consolidated financial statements reflect all material adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations and statements of financial position for the interim periods presented. These results are not necessarily indicative of a full year's results of operations. Certain reclassifications have been made to the prior year financial statements to conform to the August 25, 2001 presentation.

        Although the Company believes that the disclosures provided are adequate to make the information presented not misleading, these unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended February 24, 2001.


Note 2.    Comprehensive Earnings (Loss)
           -----------------------------

        Comprehensive earnings (loss) is defined as all changes in a company's net assets except changes resulting from transactions with shareholders. It differs from net earnings in that certain items currently recorded to equity would be a part of comprehensive earnings (loss). The following table sets forth the computation of comprehensive earnings (loss) for the periods presented:

                                                          THREE MONTHS ENDED               SIX MONTHS ENDED
                                                      August 25,      August 26,       August 25,     August 26,
                                                         2001            2000             2001           2000
                                                    --------------  --------------   -------------- ---------
    Net earnings                                       $  8,918         $ 4,729          $ 7,367         9,167
    Other comprehensive earnings (loss):
       Foreign exchange translation
       adjustment                                         3,145          (2,455)            (678)      (10,741)
                                                       --------         -------          -------      --------
    Comprehensive earnings (loss)                      $ 12,063         $ 2,274          $ 6,689      $ (1,574)
                                                       ========         =======          =======      ========



                               BE AEROSPACE, INC.


Note 3.    Segment Reporting (As Restated)
           -------------------------------

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

        The following table presents net sales and other financial information by business segment:


                                                 THREE MONTHS ENDED                     SIX MONTHS ENDED
                                         ------------------------------------ -------------------------------------
                                         ------------------- ---------------- ---------------- --------------------
                                             August 25,        August 26,       August 25,         August 26,
                                                2001              2000             2001               2000
                                         ------------------- ---------------- ---------------- --------------------
                                         ------------------- ---------------- ---------------- --------------------
    Commercial Aircraft Products
       Net sales                            $  141,528          $  124,755       $  281,356        $ 258,413
       Operating earnings                       16,776              11,741           33,747           25,121

    Business Jet Products
       Net sales                                21,731              21,172           43,789           41,980
       Operating earnings                        3,816               4,027            7,172            6,939

    Engineering Services
       Net sales                                15,834              18,189           30,781           32,848
       Operating earnings                        3,107               2,974            5,374            5,345

    Consolidated
       Net sales                               179,093             164,116          355,926          333,241
       Operating earnings                       23,699              18,742           46,293           37,405


                               BE AEROSPACE, INC.

Note 4.    Earnings Per Common Share

        Basic net earnings per common share is computed using the weighted average common shares outstanding during the period. Diluted net earnings per common share is computed by using the average share price during the period when calculating the dilutive effect of stock options. Shares outstanding for the periods presented were as follows:

                                                               THREE MONTHS ENDED              SIX MONTHS ENDED
                                                               ------------------              ----------------
                                                            August 25,      August 26,     August 25,     August 26,
                                                               2001            2000           2001           2000
                                                               ----            ----           ----           ----

  Weighted average common shares outstanding                  32,178          25,179         30,870         25,135
  Dilutive effect of employee stock options                    1,049             188          1,193             33
                                                              ------          ------         ------         ------
  Diluted shares outstanding                                  33,227          25,367         32,063         25,168


Note 5.    New Accounting Pronouncements

        In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company does not believe that the adoption of SFAS 141 will have a significant impact on its financial statements.

        In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." The Company is required to adopt SFAS 142 for its fiscal year beginning February 24, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is currently assessing but has not yet determined the impact of SFAS 142 on its financial position and results of operations.

Note 6.    Long-Term Debt

        On April 17, 2001 the Company sold $250,000 of 8 7/8% senior subordinated notes due 2011. The proceeds from this offering, net of debt issue costs, were approximately $242,800. Approximately $105,000 of proceeds were used to redeem the Company's 9 7/8% senior subordinated notes due 2006 and approximately $66,700 of proceeds were used to repay balances outstanding under the Company's bank credit facility, which was then terminated.

        On April 17, 2001 the Company called for redemption of all its 9 7/8% senior subordinated notes on May 17, 2001. The senior subordinated notes were redeemed at a redemption price equal to 104.97% of the principal amount, together with the accrued interest to the redemption date. The Company deposited with the trustee on April 17, 2001 funds in an amount sufficient to redeem the 9 7/8% senior subordinated notes on the redemption date. Upon deposit of these funds, the indenture governing the 9 7/8% senior subordinated notes was discharged. The Company incurred an extraordinary charge of $9,309 (net of tax) for unamortized debt issue costs, redemption premiums and fees and expenses related to the repurchase of the 9 7/8% senior subordinated notes.

        In August 2001, the Company established a new bank credit facility consisting of a $150,000 revolving credit facility which expires in August 2006. The bank credit facility is collateralized by the Company's accounts receivable, inventories and by substantially all of its other personal property. The bank credit facility contains customary affirmative covenants, negative covenants and conditions of borrowing. At August 25, 2001, indebtedness under the existing bank credit facility consisted of letters of credit aggregating approximately $4,900 (bearing interest at LIBOR plus 2.0%, as defined) and the Company was in compliance with all covenants.

                               BE AEROSPACE, INC.

Note 7.  Equity Offering

        On May 16, 2001, the Company completed a 5,750,000 share offering of its common stock at $19.50 per share. Of the total number of shares, approximately 2,825,000 shares were sold by the Company and the remainder were sold by certain selling stockholders. The net proceeds from this offering were approximately $106,200. Approximately $53,100 was paid to the former owners of Alson Industries, Inc., T. L. Windust Machine, Inc., DMGI, Inc. and Maynard Precision, Inc. The Company received approximately $50,300, net of estimated offering costs, from the sale of 2,825,000 shares of stock it issued in connection with this offering.

Note 8.    Acquisitions

        Effective May 8, 2001, the Company acquired the outstanding common stock of Nelson Aero Space, Inc. for approximately $20,000. This transaction has been accounted for using purchase accounting. The assets purchased and liabilities assumed have been reflected in the accompanying balance sheet as of August 25, 2001. Effective July 18, 2001, the Company acquired the outstanding common stock of Denton Jet Interiors, Inc. for approximately $16,000. This transaction has been accounting for using purchase accounting. The assets purchased and liabilities assumed have been reflected in the accompanying balance sheet as of August 25, 2001. Had these acquisitions occurred on February 25, 2001, pro forma statement of operations data would not have been materially different from that currently being reported.

Note 9.    Subsequent Events

        On September 14, 2001, the Company acquired M & M Aerospace Hardware, Inc. ("M & M") for an initial purchase price of $177,000. M & M is the world's leading independent aftermarket distributor of aerospace fasteners. The M & M acquisition was completed by issuing to the former shareholders a total of approximately 1,460,280 shares of B/E stock, paying them $152,000 in cash and assuming current liabilities of approximately $5,800. The Company financed this acquisition through cash on hand and approximately $100,000 of borrowings under its bank credit facility. The aggregate purchase price includes approximately $23,000 of consideration represented by 1,343,458 shares of B/E common stock that was funded into an escrow account. The payment of this consideration is contingent upon M & M achieving certain operating results for calendar 2001. This transaction has been accounted for using purchase accounting.

        The Company has not yet completed the evaluation and allocation of the purchase price for M & M as the appraisals associated with the identification and valuation of certain intangible assets are not yet complete. The Company does not believe the appraisals will materially modify the preliminary purchase price allocation. The excess of the purchase prices over the fair value of the identifiable net tangible assets acquired aggregated approximately $87,100.

        The initial purchase price of M & M has been preliminarily allocated based on management's estimates as follows:

                               Accounts Receivable                    $  13,400
                               Inventories                               53,900
                               Other current assets                         200
                               Property and equipment                    28,200
                               Intangible assets and other               87,100
                               Current liabilities                       (5,800)
                                                                      ---------
                                                                       $177,000

                               BE AEROSPACE, INC.


        The September 11, 2001 terrorist attack has severely impacted conditions in the airline industry. For the first time in the history of commercial aviation, all domestic airlines were grounded for a period of three days. Since resuming service, most major US carriers have substantially reduced their flight schedules, parked or retired nearly 20% of their fleets and have announced workforce reductions aggregating over 100,000 employees. As a result of the substantial reduction in airline traffic arising from the September 11 terrorist attack and its aftermath, as well as other factors, such as the weakening economy, the airline industry is likely to incur the largest loss in history in calendar 2001, totaling in excess of $10 billion. Accordingly, the airlines are seeking to conserve cash in part by deferring or eliminating cabin interior refurbishment programs and canceling or deferring aircraft purchases. The Company expects that this will cause a substantial contraction in its business, the extent and duration of which cannot be determined at this time. The Company has not yet determined the impact of these significant changes in industry conditions on its operations, liquidity, financial condition or outlook.



                  [Remainder of page intentionally left blank]

                              BE AEROSPACE, INC.

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

        The following discussion and analysis addresses the results of the Company's operations for the three months ended August 25, 2001, as compared to the Company's results of operations for the three months ended August 26, 2000. The discussion and analysis then addresses the results of the Company's operations for the six months ended August 25, 2001, as compared to the Company's results of operations for the six months ended August 26, 2000. The discussion and analysis also addresses the liquidity and financial condition of the Company and other matters.

        See Note 3 for additional information regarding reportable segments.

    THREE MONTHS ENDED AUGUST 25, 2001, AS COMPARED TO THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED AUGUST 26, 2000

        Net sales for the three-month period ended August 25, 2001 were $179,093, which is $14,977 or 9.1% greater than net sales of $164,116 for the comparable period in the prior year. The year over year increase in net sales is attributable to an increase in unit shipments at our commercial aircraft product segment.

        Gross profit was $68,980 or 38.5% of net sales for the three months ended August 25, 2001 as compared to $60,758 or 37.0% of net sales in the comparable period in the prior year, a year over year increase of 150 basis points. This gross margin improvement was due to manufacturing efficiencies realized in our commercial aircraft operations. Lean manufacturing and continuous improvement programs are enabling the commercial aircraft products businesses to reduce costs, improve quality and productivity and accelerate the order fulfillment cycle.

        Selling, general and administrative expenses were $27,896 or 15.6% of net sales for the three months ended August 25, 2001 as compared to $23,941 or 14.6% of net sales in the comparable period in the prior year. The year over year increase in selling, general and administrative expenses was primarily attributable to recent acquisitions, costs associated with the lean manufacturing initiatives now underway at each operating plant, along with implementation costs and increased depreciation expense associated with our new Enterprise Resource Planning system. Research, development and engineering expenses were $10,973 or 6.1% of net sales for the three months ended August 25, 2001, as compared with $12,228 or 7.5% of sales for the comparable period in the prior year. The year over year decrease in research, development and engineering expenses is primarily attributable to the timing of customer programs.

        Amortization expense for the quarter ended August 25, 2001 of $6,412 was $565 greater than the amount recorded in the second quarter of fiscal 2001 and is due to recent acquisitions.

        The Company generated operating earnings of $23,699 or 13.2% of net sales for the quarter ended August 25, 2001. This was $4,957 or 26.4% greater than operating earnings of $18,742 or 11.4% of net sales during the comparable period in the prior year. The increase in operating earnings in the current period is primarily the result of higher sales and a 150 basis point improvement in gross margin, offset by somewhat higher operating expenses.

        Interest expense, net was $13,790 for the three months ended August 25, 2001, or $302 greater than interest expense of $13,488 for the comparable period in the prior year. The increase in interest expense is due to the newly issued 8 7/8% senior subordinated notes, net of interest income from the proceeds from our recent debt and equity offerings.

        Earnings before income taxes in the current quarter were $9,909, which was $4,655 or 88.6% greater than pretax earnings in the prior year of $5,254. Income tax expense for the quarter ended August 25, 2001 was $991, as compared to $525 in the prior year's comparable period.

        Net earnings were $8,918 or $0.27 per share (diluted) for the three months ended August 25, 2001, as compared to $4,729 or $0.19 per share (diluted) for the comparable period in the prior year.

                               BE AEROSPACE, INC.

    SIX MONTHS ENDED AUGUST 25, 2001, AS COMPARED TO THE RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED AUGUST 26, 2000

        Net sales for the fiscal 2002 six-month period were $355,926, an increase of $22,685 or 6.8% over net sales of $333,241 for the comparable period in the prior year. The year over year increase in sales is primarily attributable to an increase in unit shipments at our commercial aircraft products segment.

        Gross profit was $134,886 or 37.9% of net sales for the six months ended August 25, 2001, as compared to a gross profit of $122,311 or 36.7% of net sales in the prior year, a year over year increase of 10.3% or 120 basis points. This gross margin improvement was due to manufacturing efficiencies realized in our commercial aircraft operations. Lean manufacturing and continuous improvement programs enabled the commercial aircraft products businesses to reduce costs, improve quality and productivity and accelerate the order fulfillment cycle.

        Selling, general and administrative expenses were $52,779 or 14.8% of net sales for the six months ended August 25, 2001, as compared to $47,982 or 14.4% of net sales in the prior year. The year over year increase in selling, general and administrative expenses was primarily attributable to recent acquisitions, costs associated with the lean manufacturing initiatives now underway at each operating plant, along with the implementation costs and increased depreciation expense associated with our Enterprise Resource Planning system. Research, development and engineering expenses for the current six-month period were $23,053 or 6.5% of net sales or $2,156 lower than the prior year of $25,209 or 7.6% of net sales. The year over year decrease in research, development and engineering expenses is primarily attributable to the timing of customer programs.

        Amortization expense for the six months ended August 25, 2001 was $12,761 as compared to $11,715 in the prior year. The year over year increase in amortization expense is due to recent acquisitions.

        The Company generated operating earnings of $46,293 or 13.0% of net sales for the six months ended August 25, 2001. This was $8,888 or 23.8% greater than operating earnings of $37,405, which represented 11.2% of net sales during the comparable period in the prior year. The increase in operating earnings is primarily the result of higher sales and a 120 basis point improvement in gross margin, offset by somewhat higher operating expenses.

        Interest expense, net was $27,764 for the six months ended August 25, 2001, or $545 greater than interest expense of $27,219 for the comparable period in the prior year. The increase in interest expense is due to the newly issued 8 7/8% senior subordinated notes, net of interest income from the proceeds from our recent debt and equity offerings.

        Earnings before income taxes and extraordinary item for the six months ended August 25, 2001 were $18,529, which was $8,343 or 82% greater than pretax earnings in the prior year of $10,186. Income tax expense for the six months ended August 25, 2001 was $1,853, as compared to $1,019 in the prior year's comparable period.

        Earnings before extraordinary item were $16,676 or $0.52 per share (diluted) for the six months ended August 25, 2001, as compared to $9,167 or $0.36 (diluted) per share for the comparable period in the prior year.

        The Company incurred an extraordinary charge of $9,309 (net of tax) during the quarter ended May 26, 2001 related to the early redemption of its 9 7/8% senior subordinated notes and repayment of its bank credit facility. As a result, the Company reported net earnings and net earnings per share of $7,367 and $0.23 (diluted) per share, respectively, for the six months ended August 25, 2001, as compared to net earnings and net earnings per share of $9,167 and $0.36 (diluted) per share, respectively, for the comparable period in the prior year.

                               BE AEROSPACE, INC.

LIQUIDITY AND CAPITAL RESOURCES

        Our liquidity requirements consist of working capital needs, ongoing capital expenditures and scheduled payments of interest and principal on indebtedness. Our working capital was $306,154 as of August 25, 2001, as compared to $174,897 as of February 24, 2001.

        At August 25, 2001, our cash and cash equivalents were $154,687, as compared to $60,271 at February 24, 2001. Cash provided by operating activities was $31,790 for the six months ended August 25, 2001. Our primary source of cash during the six months ended August 25, 2001 was cash provided from earnings (net earnings adjusted for non-cash items) of $41,709. Our primary requirement for working capital during the six-month period related to an increase in accounts receivable of $7,068, an increase in other current assets of $4,356 and a decrease in accounts payable of $5,876.

        We hold a promissory note, which was issued in connection with the sale of a subsidiary to Thomson - CSF Holding Corporation, a subsidiary of The Thales Group (a publicly traded French company with over $9,000,000 in annual sales). We are currently involved in a dispute with Thales over certain terms of the purchase and sales agreement in connection with this sale. Thomson - CSF Holding Corporation failed to make a $15,700 payment due to us under the terms of the purchase and sale agreement in October 2000. These obligations to us are guaranteed by Thomson - CSF Sextant, Inc. We have initiated arbitration against Thales and Thomson and expect that this matter will be resolved within the next twelve months.

        During the six months ended August 25, 2001, we used $48,547 of cash for business acquisitions, with the remainder of the acquisition costs being financed through the issuance of debt and equity securities described below. Our capital expenditures were $6,507 and $10,548 during the six months ended August 25, 2001 and August 26, 2000, respectively. The year over year decrease in capital expenditures is primarily attributable to the timing of planned expenditures.

        On April 17, 2001 we sold $250,000 of 8 7/8% senior subordinated notes due 2011. The net proceeds less estimated debt issue costs received by us from the sale of the notes were approximately $242,800. Approximately $105,000 of proceeds were used to redeem our 9 7/8% senior subordinated notes due 2006 and approximately $66,700 of proceeds were used to repay balances outstanding under our bank credit facility, which was then terminated. The remainder of the net proceeds will be used for general corporate purposes, including potential future acquisitions. We repaid and cancelled our bank credit facility on April 17, 2001 upon the settlement of the sale of $250,000 of 8 7/8% senior subordinated notes in our recent debt offering.

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

                               BE AEROSPACE, INC.

        In August 2001 we established a $150,000 revolving line of credit which matures in August 2006, replacing our prior facility. At August 25, 2001, borrowings under this revolving line of credit aggregated $4,900. Pro forma for the acquisition of M&M Aerospace, borrowings under this revolving line of credit aggregated approximately $107,900 at August 25, 2001. Pro forma for the acquisition of M & M Aerospace and the payment of accrued interest on our borrowings, our aggregate cash and availability under this revolving line of credit at August 25, 2001 was approximately $121,000 (see Note 9 of the Notes to Condensed Consolidated Financial Statements as of August 25,
    2001).

        We believe that the cash flow from operations, the net proceeds of our recent debt and equity offerings and aggregate cash and availability under our bank credit facility will provide adequate funds for our working capital needs, planned capital expenditures and debt service requirements for the foreseeable future. Our ability to fund our operations, make planned capital expenditures, make scheduled payments and refinance our indebtedness, if necessary, depends on our future operating performance and cash flow, which, in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control. The September 11, 2001 terrorist attack has severely impacted conditions in the airline industry. Accordingly, the airlines are seeking to conserve cash in part by deferring or eliminating cabin interior refurbishment programs and cancelling or deferring aircraft purchases. The Company expects that this will cause a substantial contraction in the Company's business, the extent and duration of which cannot be determined at this time. The Company has not yet determined the impact of these significant changes in industry conditions on its operations, liquidity, financial condition or outlook. See "Dependence on Conditions in the Airline Industry".

DEFERRED TAX ASSETS

        We established a valuation allowance related to the utilization of our deferred tax assets because of uncertainties that preclude us from determining that it is more likely than not that it will be able to generate taxable income to realize such assets during the federal operating loss carryforward period, which begins to expire in 2012. Such uncertainties include recent cumulative losses, the highly cyclical nature of the industry in which we operate, our high degree of financial leverage, risks associated with new product introductions, recent increases in the cost of fuel and its impact on our airline customers, further remediation of our Seating Products operating problems and risks associated with the integration of its acquired businesses. We monitor these uncertainties, as well as other positive and negative factors that may arise in the future, as we assess the necessity for a valuation allowance for our deferred tax assets.

NEW ACCOUNTING PRONOUNCEMENTS

        In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. We do not believe that the adoption of SFAS 141 will have a significant impact on our financial statements.

        In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." We are required to adopt SFAS 142 for its fiscal year beginning February 24, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires us to complete a transitional goodwill impairment test six months from the date of adoption. We are currently assessing but have not yet determined the impact of SFAS 142 on its financial position and results of operations.

                               BE AEROSPACE, INC.

DEPENDENCE UPON CONDITIONS IN THE AIRLINE INDUSTRY

        Our principal customers are the world's commercial airlines. As a result, our business is directly dependent upon the conditions in the highly cyclical and competitive airline industry. In the late 1980s and early 1990s, the world airline industry suffered a severe downturn, which resulted in record losses and several air carriers seeking protection under bankruptcy laws. As a consequence, during such period, airlines sought to conserve cash by reducing or deferring scheduled cabin interior refurbishment and upgrade programs and by delaying purchases of new aircraft. This led to a significant contraction in the commercial aircraft cabin interior products industry and a major decline in our business and profitability. Although the world airline industry experienced a turnaround in operating results in the mid 1990's, since 2000, increases in fuel prices, the softening of the global economy and labor unrest have negatively impacted airline profitability. Moreover, as a result of the September 11, 2001 terrorist attacks on the World Trade Center in New York City and the Pentagon in Northern Virginia, the airline industry has once again been severely affected. For the first time in the history of commercial aviation, all domestic airlines were grounded for a period of three days following the terrorist attack. Since resuming service, most major US carriers have parked or retired nearly 20% of their fleets and have announced reductions in workforces aggregating over 100,000 employees, and Boeing has announced planned layoffs of approximately 30,000, or 30% of their commercial aircraft workforce. Congress has authorized financial assistance for the airline industry aggregating $15 billion; $5 billion in direct cash subsidies for U.S. carriers, and subject to certain conditions, up to $10 billion in federal loan guarantees. As a result of the substantial reduction in airline traffic arising from the September 11 terrorist attack and its aftermath, as well as other factors, such as the weakening economy, the airline industry is likely to incur the largest loss in history in calendar 2001, totaling in excess of $10 billion. Accordingly, the airlines are seeking to conserve cash by deferring or eliminating cabin interior refurbishment programs and canceling or deferring aircraft purchases. The Company expects that this will cause a substantial contraction in the Company's business, the extent and duration of which cannot be determined at this time. The Company has not yet determined the impact of these significant changes in industry conditions on its operations, liquidity, financial condition or outlook. However, given the magnitude of these events and the possible subsequent effects, the impact could be material.

        The airline industry is also undergoing a process of consolidation and significantly increased competition. Such consolidation could result in a reduction of future aircraft orders as overlapping routes are eliminated and airlines seek greater economies through higher aircraft utilization.

        Recently, turbulence in the financial and currency markets of many Asian countries has led to uncertainty with respect to the economic outlook for these countries. Although not all carriers were affected by the economic events in the Pacific Rim, certain carriers, including non-Asian carriers that have substantial Asian routes, did cancel or defer their existing orders.

FORWARD LOOKING STATEMENTS

        This report contains forward-looking statements, including statements regarding the future benefits of corrective actions in the Company's seating business, implementation and expected benefits of lean manufacturing and continuous improvement programs, the Company's dealings with customers and partners, the consolidation of facilities, integration of acquired businesses, productivity improvements from recent information technology investments, the roll-out of the Company's e-commerce system, ongoing capital expenditures, the adequacy of funds to meet the Company's capital requirements, the ability to refinance our indebtedness, if necessary, the reduction of debt, the potential impact of new accounting pronouncements, the allocation of M & M's purchase price, the impact on our business of the

                               BE AEROSPACE, INC.


    arbitration against Thales. These forward-looking statements include risks and uncertainties, and the Company's actual experience may differ materially from that anticipated in such statements. Factors that might cause such a difference include those discussed in the Company's filings with the Securities and Exchange Commission, including its most recent proxy statement and Form 10-K, as well as future events that may have the effect of reducing the Company's available operating income and cash balances, such as unexpected operating losses, the impact of rising fuel prices on our airline customers, delays in, or unexpected costs associated with, the integration of our acquired businesses, conditions in the airline industry, problems meeting customer delivery requirements, the Company's success in winning new or expected refurbishment contracts from customers, capital expenditures, cash expenditures related to possible future acquisitions, further remediation of our Seating Products operating problems, labor disputes involving us, our significant customers or airframe manufacturers, the possibility of a write-down of intangible assets, delays or inefficiencies in the introduction of new products or fluctuations in currency exchange rates.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        During the three months ended August 25, 2001, there were no material changes to the disclosure about market risk included in the Company's Annual Report on Form 10-K for the fiscal year ended February 24, 2001.




                  [Remainder of page intentionally left blank]

                               BE AEROSPACE, INC.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                       Not applicable.

Item 2.  Changes in Securities                                   Not applicable.

Item 3.  Defaults Upon Senior Securities                         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

1.       Annual meeting took place on August 14, 2001
2.       Directors elected (Class I) - Jim C. Cowart and Brian H. Rowe
3.       Directors whose term of office continued after meeting
         (Class II and III) - Robert J. Khoury, Jonathan M. Schofield,
         Richard G. Hamermesh and Amin J. Khoury
4.       Adopted the 2001 Stock Option Plan
5.       Adopted the 2001 Non-Employee Directors' Stock Option Plan
6.       Amended the 1994 Employee Stock Purchase Plan
7.       Increased the number of shares of common stock authorized for issuance

                                                                                                Abstain/
                                                                  For             Against       Withheld        Unvoted
                                                          -------------------- -------------- ------------- ----------------
                  1.  Election of Class I Directors
                      Jim C. Cowart                                26,748,328            --      3,823,193
                      Brian H. Rowe                                29,648,121            --        923,400
                  2.  Proposal to adopt the
                      2001 Stock Option Plan                       22,379,915      7,731,216       460,390
                  3.  Proposal to adopt the
                      2001 Non-Employee Directors'
                      Stock Option Plan                            22,954,382      7,313,488       303,651
                  4.  Proposal to amend the 1994
                      Employee Stock Purchase Plan                 29,674,763        591,128       305,630
                  5.  Proposal to increase the number
                      of shares of common stock
                      authorized for issuance                      25,974,896      4,561,403        35,222
                  6.  Proposal to adopt the
                      MacBride Principles                           8,041,966     17,504,332       950,462        4,084,761

Item 5.   Other Information - None.

                               BE AEROSPACE, INC.


Item 6. Exhibits and Reports on Form 8-K

    a.  Exhibits

    Exhibit 1 Amended and Restated Employment Agreements dated as of September 14, 2001 between the Registrant and Amin J. Khoury

    Exhibit 2 Amended and Restated Employment Agreements dated as of September 14, 2001 between the Registrant and Robert J. Khoury

    Exhibit 3 Amended and Restated Employment Agreements dated as of
              September 14, 2001 between the Registrant and Thomas P. McCaffrey

    Exhibit 4 Credit Agreement dated as of August 21, 2001

    b.  Reports on Form 8-K

              Form 8-K, dated and filed August 13, 2001; includes press release to announce the Agreement to acquire M & M Aerospace Hardware, Inc.

              Form 8-K, dated and filed August 21, 2001; includes pro forma financial statements as of February 24, 2001 and the three months ended May 26, 2001

              Form 8-K/A, dated and filed August 23, 2001; includes signed audit report from Form 8-K, originally dated and filed August 21, 2001.

                               BE AEROSPACE, INC.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               BE AEROSPACE, INC.







Date:  October 9, 2001         By: /s/ Robert J. Khoury
                                   ------------------------
                                   Robert J. Khoury
                                   President and
                                   Chief Executive Officer





Date:  October 9, 2001         By: /s/ Thomas P. McCaffrey
                                   ---------------------------
                                   Thomas P. McCaffrey
                                   Corporate Senior Vice President of
                                   Administration and Chief
                                   Financial Officer