Form 10-Q
period 2001-11-24
BE AEROSPACE INC
filed 2002-01-08
CIK 861361

BE AEROSPACE, INC.


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION



                             WASHINGTON, D.C. 20549



                                    FORM 10-Q



                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



                For The Quarterly Period Ended November 24, 2001



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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES[X] NO[ ]

     The registrant has one class of common stock, $0.01 par value, of which 35,234,700 shares were outstanding as of January 7, 2002.

                               BE AEROSPACE, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (Dollars in thousands, except share data)

                                                                           November 24,          February 24,
                                                                               2001                  2001
                                                                         -----------------     -----------------
                                                                            (Unaudited)

ASSETS

Current assets:
     Cash and cash equivalents                                             $      135,673          $    60,271
     Accounts receivable - trade, less allowance for doubtful
          accounts of $4,504 (November 24, 2001)
          and $2,619 (February 24, 2001)                                          103,868               99,673
     Inventories, net                                                             151,960              135,005
     Other current assets                                                          77,287               50,150
                                                                           --------------          -----------
         Total current assets                                                     468,788              345,099
                                                                           --------------          -----------

Property and equipment, net                                                       156,108              157,517
Intangibles and other assets, net                                                 556,387              433,379
                                                                           --------------          -----------
                                                                           $    1,181,283          $   935,995
                                                                           ==============          ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                      $       56,023          $    64,671
     Accrued liabilities                                                          119,262               99,685
     Current portion of long-term debt                                              1,297                5,846
                                                                           --------------          -----------
          Total current liabilities                                               176,582              170,202
                                                                           --------------          -----------

Long-term debt                                                                    853,938              603,812
Other liabilities                                                                  10,380               26,707

Stockholders' equity:
     Preferred stock, $.01 par value; 1,000,000 shares
          authorized; no shares outstanding                                             -                    -
     Common stock, $.01 par value; 100,000,000 shares
           authorized; 35,222,075 (November 24, 2001) and
           28,460,583 (February 24, 2001) shares issued
           and outstanding                                                            352                  285
     Additional paid-in capital                                                   419,819              311,506
     Accumulated deficit                                                         (253,482)            (154,602)
     Accumulated other comprehensive loss                                         (26,306)             (21,915)
                                                                           --------------          -----------
          Total stockholders' equity                                              140,383              135,274
                                                                           --------------          -----------
                                                                           $    1,181,283          $   935,995
                                                                           ==============          ===========


See accompanying notes to condensed consolidated financial statements.

                               BE AEROSPACE, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                  (Dollars in thousands, except per share data)

                                                                 Three Months Ended                    Nine Months Ended
                                                           ---------------------------------  --------------------------------
                                                           November 24,      November 25,       November 24,      November 25,
                                                              2001               2000              2001               2000
                                                           ---------------------------------  --------------------------------

Net sales                                                  $   172,788        $  167,410         $  528,714        $  500,651

Cost of sales (Note 10)                                        217,464           103,862            438,504           314,792
                                                           -----------        ----------         ----------        ----------

Gross profit (loss)                                            (44,676)           63,548             90,210           185,859

Operating expenses:

  Selling, general and administrative                           28,658            23,177             81,437            71,159
  Research, development and engineering                         10,576            12,054             33,629            37,263
  Amortization                                                   6,316             5,820             19,077            17,535
                                                           -----------        ----------         ----------        ----------
  Total operating expenses                                      45,550            41,051            134,143           125,957
                                                           -----------        ----------         ----------        ----------

Operating (loss) earnings                                      (90,226)           22,497            (43,933)           59,902

Interest expense, net                                           15,966            13,698             43,730            40,917
                                                           -----------        ----------         ----------        ----------

(Loss) earnings before income taxes                           (106,192)            8,799            (87,663)           18,985

Income taxes                                                        55               880              1,908             1,899
                                                           -----------        ----------         ----------        ----------

(Loss) earnings before extraordinary item                     (106,247)            7,919            (89,571)           17,086
Extraordinary item                                                   -                 -              9,309                 -
                                                           -----------        ----------         ----------        ----------

Net (loss) earnings                                        $  (106,247)        $   7,919         $  (98,880)       $   17,086
                                                           ===========        ==========         ==========        ==========

Basic net (loss) earnings per common share:

  (Loss) earnings before extraordinary item                $     (3.08)       $     0.31         $    (2.79)       $     0.68

  Extraordinary item                                                 -                 -              (0.29)                -
                                                           -----------        ----------         ----------        ----------
  Net (loss) earnings                                      $     (3.08)       $     0.31         $    (3.08)       $     0.68
                                                           ===========        ==========         ==========        ==========

Diluted net (loss) earnings per common share:

  (Loss) earnings before extraordinary item                $     (3.08)       $     0.30         $    (2.79)       $     0.67

  Extraordinary item                                                 -                 -              (0.29)                -
                                                           -----------        ----------         ----------         ---------
  Net (loss) earnings                                      $     (3.08)       $     0.30         $    (3.08)       $     0.67
                                                           ===========        ==========         ==========        ==========

See accompanying notes to condensed consolidated financial statements.

                               BE AEROSPACE, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Dollars in thousands)

                                                                                         Nine Months Ended
                                                                                 ----------------     ------------
                                                                                  November 24,        November 25,
                                                                                      2001                2000
                                                                                 ----------------     ------------

  CASH FLOWS FROM OPERATING ACTIVITIES:
       Net (loss) earnings                                                         $   (98,880)        $   17,086
       Adjustments to reconcile net (loss) earnings to net cash flows provided by operating activities:
                Extraordinary item                                                       9,309                  -
                Depreciation and amortization                                           35,826             32,078
                Non-cash employee benefit plan contributions                             1,897              1,535
                Impairment of property and equipment, inventories and
                    other assets                                                        62,938                  -
                Impairment of intangible assets                                         20,402                  -
                Changes in operating assets and liabilities, net of
                acquisitions:
                    Accounts receivable                                                 10,746             10,139
                    Inventories                                                          6,734                615
                    Other current assets                                                   671            (12,487)
                    Accounts payable                                                   (14,167)             4,469
                    Accrued liabilities                                                  5,488            (24,677)
                                                                                   -----------         ----------
       Net cash flows provided by operating activities                                  40,964             28,758
                                                                                   -----------         ----------

  CASH FLOWS FROM INVESTING ACTIVITIES:
       Acquisitions, net of cash acquired                                             (265,177)                 -
       Capital expenditures                                                            (11,022)           (15,399)
       Change in intangible and other assets                                           (19,674)            15,718
                                                                                   ------------        ----------
  Net cash flows (used in) provided by investing activities                           (295,873)               319
                                                                                   -----------         ----------

  CASH FLOWS FROM FINANCING ACTIVITIES:
       Net borrowings (repayments) under bank credit facilities                         78,247            (23,538)
       Proceeds from issuances of stock, net of expenses                               106,484              3,210
       Principal payments on long-term debt                                           (101,988)                 -
       Proceeds from long-term debt                                                    248,466                  -
                                                                                   -----------         ----------
  Net cash flows provided by (used in) financing activities                            331,209            (20,328)
                                                                                   -----------         ----------

  Effect of exchange rate changes on cash flows                                           (898)            (1,882)
                                                                                   -----------         ----------

  NET INCREASE IN CASH AND CASH EQUIVALENTS                                             75,402              6,867

  CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                        60,271             37,363
                                                                                   -----------         ----------

  CASH AND CASH EQUIVALENTS, END OF PERIOD                                         $   135,673         $   44,230
                                                                                   ===========         ==========

  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION: Cash paid during period for:
          Interest, net                                                            $    55,120         $   49,616
          Income taxes, net                                                        $     1,989         $    1,851


See accompanying notes to condensed consolidated financial statements.

                               BE AEROSPACE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 24, 2001 AND NOVEMBER 25, 2000
(UNAUDITED - DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


Note 1.    Basis of Presentation

        The condensed consolidated financial statements of BE Aerospace, Inc. and its wholly-owned subsidiaries (the "Company" or "B/E") have been prepared by the Company and are unaudited pursuant to the rules and regulations of the Securities and Exchange Commission. Under such rules, certain information related to the Company's organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. In the opinion of management, these unaudited condensed consolidated financial statements reflect all material adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations and statements of financial position for the interim periods presented. These results are not necessarily indicative of a full year's results of operations. Certain reclassifications have been made to the prior year financial statements to conform to the November 24, 2001 presentation.

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

Note 2.    Comprehensive Earnings (Loss)
           -----------------------------

        Comprehensive earnings (loss) is defined as all changes in a company's net assets except changes resulting from transactions with shareholders. It differs from net earnings in that certain items currently recorded to equity would be a part of comprehensive earnings (loss). The following table sets forth the computation of comprehensive earnings (loss) for the periods presented:

                                                             Three Months Ended               Nine Months Ended
                                                       -------------------------------- ------------------------------
                                                          November         November        November        November
                                                          24, 2001         25, 2000        24, 2001        25, 2000
                                                       ---------------- --------------- -------------- ---------------
   Net earnings (loss)                                   $  (106,247)      $  7,919        $ (98,880)      $ 17,086
   Other comprehensive earnings (loss):
      Foreign exchange translation adjustment                 (3,713)        (7,085)          (4,391)       (17,826)
                                                         -----------       --------        ----------      --------
   Comprehensive earnings (loss)                         $  (109,960)      $    834        $(103,271)      $   (740)
                                                         ===========       ========        ==========      ========


                               BE AEROSPACE, INC.


Note 3.    Segment Reporting (As Restated)
           -------------------------------

        Subsequent to the issuance of the Company's condensed consolidated financial statements for the quarterly period ended November 25, 2000, management determined that the Company should disaggregate the disclosures for its Commercial Aircraft Products, Business Jet Products and Engineering Services operating segments. Previously, such disclosures had been aggregated and presented as a single reportable segment. As a result, the following information pertaining to the Company's operating segments for the three and nine months ended November 25, 2000 has been restated to present such disaggregated segment disclosures.

        The Company is organized based on the products and services it offers. Under this organizational structure, the Company has three reportable segments: Commercial Aircraft Products, Business Jet Products and Engineering Services.

         Each segment reports its operating earnings and makes requests for capital expenditures and acquisition funding to the Company's chief operational decision-making group. This group is comprised of the Chairman, the President and Chief Executive Officer, and the Corporate Senior Vice President of Administration and Chief Financial Officer. Each operating segment has separate management teams and infrastructures dedicated to providing a full range of products and services to their commercial and general aviation customers. Corporate expenses are allocated to reportable segments based upon the ratio of segment revenues to consolidated revenues. The Company does not allocate interest expense to its segments.

        The following table presents net sales and other financial information by business segment:

                                                 Three Months Ended                    Nine Months Ended
                                         ------------------------------------ -------------------------------------
                                              November          November         November           November
                                              24, 2001          25, 2000         24, 2001           25, 2000
                                         ------------------- ---------------- ---------------- --------------------
    Commercial Aircraft Products
       Net sales                             $ 138,296           $ 127,646        $ 418,072         $ 386,059
       Operating (loss) earnings               (77,062)             16,230          (41,801)           41,351

    Business Jet Products
       Net sales                                21,009              22,854           66,378            64,834
       Operating (loss) earnings                (4,910)              3,179              921            10,118

    Engineering Services
       Net sales                                13,483              16,910           44,264            49,758
       Operating (loss) earnings                (8,254)              3,088           (3,053)            8,433

    Consolidated
       Net sales                               172,788             167,410          528,714           500,651
       Operating (loss) earnings               (90,226)             22,497          (43,933)           59,902


                               BE AEROSPACE, INC.

Note 4.    Earnings Per Common Share

        Basic net (loss) earnings per common share is computed using the weighted average common shares outstanding during the period. Diluted net
    (loss) earnings per common share is computed by using the average share price during the period when calculating the dilutive effect of stock options. Shares outstanding for the periods presented were as follows:


                                                               Three Months Ended             Nine Months Ended
                                                            ------------------------------- -----------------------------
                                                               November        November       November       November
                                                               24, 2001        25, 2000       24, 2001       25, 2000
                                                            ---------------- -------------- --------------- -------------

  Weighted average common shares outstanding                   34,547,878      25,437,246      32,095,914    25,235,793
  Dilutive effect of employee stock options                             -         943,535               -       351,710
                                                               ----------      ----------      ----------    ----------
  Diluted shares outstanding                                   34,547,878      26,380,781      32,095,914    25,587,503
                                                               ==========      ==========      ==========    ==========

Note 5.    New Accounting Pronouncements

        In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company has adopted SFAS 141 and applied its new purchase accounting requirements to the acquisition of M & M Aerospace.

         In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." The Company is required to adopt SFAS 142 for its fiscal year beginning February 24, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is assessing the impact of SFAS 142 on its financial position and results of operations and while it has not completed its assessment, it believes the recurring impact will be to reduce amortization expense by $10,000 to $15,000 annually, commencing in its fiscal 2003.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of" and will be effective on April 1, 2002. The Company is assessing the impact, if any, SFAS No. 144 will have on our consolidated financial statements.

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

         On April 17, 2001 the Company called for redemption its 9 7/8% senior subordinated notes due 2006. The senior subordinated notes were redeemed at a redemption price equal to 104.97% of the principal amount, together with the accrued interest to the redemption date. The Company deposited with the trustee on April 17, 2001 funds in an amount sufficient to redeem the 9 7/8% senior subordinated notes on the redemption date. Upon deposit of these funds, the indenture governing the 9 7/8% senior subordinated notes was discharged. The Company incurred an extraordinary charge of $9,309 (net of tax) for unamortized debt issue costs, redemption premiums and fees and expenses related to the repurchase of the 9 7/8% senior subordinated notes.

                               BE AEROSPACE, INC.

         In August 2001, the Company established a new bank credit facility consisting of a $150,000 revolving credit facility which expires in August 2006. The bank credit facility is collateralized by the Company's accounts receivable, inventories and by substantially all of its other personal property. On November 24, 2001, indebtedness under the existing bank credit facility consisted of outstanding borrowings of $145,000 (bearing interest at LIBOR plus 1.5%) and letters of credit aggregating approximately $4,700 (bearing interest at LIBOR plus 2.0%, as defined). The bank credit facility, which requires no principal payments until 2006, was amended on December 14, 2001 to provide additional flexibility in its financial covenants, contains customary affirmative covenants, negative covenants and conditions of borrowing, all of which were met as of November 24, 2001. The interest rate margin on the bank credit facility may increase in the event of certain changes to the Company's financial leverage ratios.

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

Note 8.    Acquisitions

        Effective May 8, 2001, the Company acquired the outstanding common stock of Nelson Aero Space, Inc. for approximately $20,000. This transaction has been accounted for using purchase accounting. The assets purchased and liabilities assumed have been reflected in the accompanying balance sheet as of November 24, 2001. Effective July 18, 2001, the Company acquired the outstanding common stock of Denton Jet Interiors, Inc. for approximately $16,000. This transaction has been accounted for using purchase accounting. The assets purchased and liabilities assumed have been reflected in the accompanying balance sheet as of November 24, 2001. Had these acquisitions occurred on February 25, 2001, pro forma statement of operations data would not have been materially different from that currently being reported.

        On September 14, 2001, the Company acquired M & M Aerospace Hardware, Inc. ("M & M") for an initial purchase price of $177,000. M & M was the world's leading independent aftermarket distributor of aerospace fasteners. The M & M acquisition was completed by issuing to the former shareholders a total of approximately 1,460,280 shares of B/E stock, paying them $152,000 in cash and assuming current liabilities of approximately $5,800. The Company financed this acquisition through cash on hand and approximately $100,000 of borrowings under its bank credit facility. The aggregate purchase price of $200,000 includes, in addition to the initial purchase price, an additional $23,000 of consideration represented by 1,343,458 shares of B/E common stock that was funded into an escrow account. The payment of this consideration is contingent upon M & M achieving certain operating results for calendar 2001. This transaction has been accounted for using purchase accounting and has been included in the Company's operations since the date of acquisition.

        The Company has not yet completed the evaluation and allocation of the purchase price for M & M as the appraisals associated with the identification and valuation of certain intangible assets are not yet complete. The Company does not believe the appraisals will materially modify the preliminary purchase price allocation. The excess of the purchase price over the fair value of the identifiable net tangible assets acquired aggregated approximately $118,100.

                               BE AEROSPACE, INC.

        The initial purchase price of M & M has been preliminarily allocated based on management's estimates as follows:


                 Accounts receivable                    $  13,400
                 Inventories                               53,900
                 Other current assets                         200
                 Property and equipment                    28,200
                 Intangible and other assets              118,100
                 Current liabilities                      (13,800)
                                                        ---------
                                                         $200,000
                                                        =========

        The following pro forma unaudited financial data is presented to illustrate the estimated effects of the M & M acquisition as if this transaction had occurred as of the beginning of each fiscal period presented. These results include approximately $40,000 of inventory adjustments recorded by M&M in the period prior to the acquisition.


                                                    Three Months Ended                  Nine Months Ended
                                             ---------------------------------- -----------------------------------
                                                 November         November         November          November
                                                 24, 2001         25, 2000         24, 2001          25, 2000
                                             ----------------- ---------------- ---------------- ------------------

    Net sales                                 $   172,788       $  192,945       $586,846           $ 577,446
    Net earnings (loss)                          (106,247)          10,168       (130,833)             25,677
    Diluted earnings (loss) per share         $     (3.08)      $     0.35       $  (4.08)          $    0.90



Note 9.    Industry Conditions

         The September 11 terrorist attack has severely impacted conditions in the airline industry. For the first time in the history of commercial aviation, all domestic airlines were grounded for a period of three days. Since resuming service, most major US carriers have substantially reduced their flight schedules, parking or retiring approximately 15% of their fleets. The airlines have further responded by decreasing domestic airfares by 19% in October 2001 and 16% in November 2001. As a result of the double-digit decline in both traffic and airfares, airline revenues for domestic carriers for the fourth quarter of 2001 are expected to be down at least
    30%.    Industry-wide  workforce  reductions  announced  by  the  airlines, airframe manufacturers and the related suppliers to these industries have exceeded 100,000 employees. As a result of the substantial reduction in airline traffic arising from the September 11 terrorist attack and its aftermath, as well as other factors, such as the weakening economy, the airline industry is likely to incur the largest loss in history in calendar 2001, totaling in excess of $10 billion. Accordingly, the airlines are seeking to conserve cash in part by deferring or eliminating cabin interior refurbishment programs and canceling or deferring aircraft purchases. The Company expects that this will cause a substantial contraction in its business, the extent and duration of which cannot be determined at this time. The Company has taken swift actions to respond to the rapid change in industry conditions as more fully described in Note 10 below. The Company has not yet fully determined the impact of these significant changes in industry conditions on its operations, liquidity, financial condition or outlook.

Note 10.   Facility Consolidation and Acquisition-Related Expenses

         During the third quarter of fiscal 2002, the Company adopted and began to implement a restructuring plan designed to re-align its capacity and cost structure consistent with changed conditions in the airline industry as a result of the September 11th terrorist attacks. This plan includes closing five facilities, reducing the number of principal production facilities from 16 to 11, and reducing the workforce by approximately 1,000 employees. The estimated cost of this facility consolidation plan is expected to be approximately $98,943, of which the cash portion of $15,603 is primarily related to involuntary severance programs, lease termination costs and preparing facilities for disposal and sale; $62,938 is related to write-downs of property, plant and equipment, other assets and inventory; and $20,402 is related to the impairment of certain intangible assets rendered useless as a result of industry conditions and facility consolidation. The charge has been included as a component of cost of sales for the three and nine months ended November 24, 2001.

                               BE AEROSPACE, INC.

        Pretax cash outlays associated with the facility consolidation program were not significant during the third quarter and are expected to be approximately $15,000 over the next twelve months. Management expects to fund cash requirements from operations. The consolidation activities commenced during the third quarter of fiscal 2002 and are expected to be substantially complete by the third quarter of fiscal 2003. In connection with facility consolidation, the Company also incurred approximately $957 in non-recurring transition expenses. The Company incurred approximately $6,840 of expenses in connection with the acquisition of M & M Aerospace Hardware, Inc., which has been included as a component of the cost of sales for the three and nine months ended November 24, 2001. As a result, total facility consolidation and acquisition-related expenses for the three and nine months ended November 24, 2001 were $106,740.

        The following table summarizes the accrual and utilization of the facility consolidation costs:

                                                                                                    Balance at
                                                                Original           Utilized        November 24,
                                                                                                       2001
                                                               ---------------- ----------------- -----------------

    Severance, lease terminations and other costs                  $15,603         $   (888)           $14,715
    Impaired property and equipment, inventories
       and other assets                                             62,938          (10,140)            52,798
    Impaired intangible assets                                      20,402          (20,402)                 -
                                                               ---------------- ----------------- -----------------
                                                                   $98,943         $(31,430)           $67,513
                                                               ================ ================= =================



                  [Remainder of page intentionally left blank]

                               BE AEROSPACE, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


        The following discussion and analysis addresses the results of the Company's operations for the three months ended November 24, 2001, as compared to the Company's results of operations for the three months ended November 25, 2000. The discussion and analysis then addresses the results of the Company's operations for the nine months ended November 24, 2001, as compared to the Company's results of operations for the nine months ended November 25, 2000. The discussion and analysis also addresses the liquidity and financial condition of the Company and other matters.

        See Note 3 for additional information regarding reportable segments.

    THREE MONTHS ENDED NOVEMBER 24, 2001, AS COMPARED TO THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED NOVEMBER 25, 2000

         The rapid decline in industry conditions brought about by the terrorist attacks on September 11, 2001 caused the Company to implement a facility consolidation plan designed to re-align its capacity and cost structure with changed conditions in the airline industry. As a result of the change in industry conditions, the Company now expects revenues to be 20%-30% lower than its earlier expectations for its fiscal year which ends February 2003. The facility consolidation plan includes closing five facilities and reducing workforce by approximately 1,000 employees. The Company recognized a charge of approximately $98,943, of which the cash portion of $15,603 is primarily related to involuntary severance programs, lease termination costs and preparing facilities for disposal and sale; $62,938 is related to write-downs of inventory, property, plant and equipment; and $20,402 is related to the impairment of certain intangible assets rendered useless as a result of industry conditions and facility consolidation. The charge has been included as a component of cost of sales for the three months ended November 24, 2001.

        Revenues were negatively impacted by the severe change in industry conditions following the terrorist attacks on September 11, 2001. Net sales for the three-month period ended November 24, 2001 were $172,788, which is $5,378 or 3.2% greater than net sales of $167,410 for the comparable period in the prior year. However, excluding revenues from acquisitions completed after the third quarter of fiscal 2001, revenues declined by approximately 16%.

        Gross profit was $62,064, or 35.9% of net sales for the three months ended November 24, 2001, excluding facility consolidation and acquisition-related expenses of $106,740, as compared to $63,548 or 38.0% of net sales in the comparable period in the prior year. The decline in the gross margin before such costs was primarily due to the lower revenue levels and product mix issues within the Commercial Aircraft Products and Engineering Services segments.

         Selling, general and administrative expenses were $28,658 or 16.6% of net sales for the three months ended November 24, 2001 as compared to $23,177 or 13.8% of net sales in the comparable period in the prior year. The $5,481 year over year increase in selling, general and administrative expenses resulted from $6,746 of such costs related to recent acquisitions, offset by $2,309 of cost reductions in the Company's operations, exclusive of the acquisitions. Research, development and engineering expenses were $10,576 or 6.1% of net sales for the three months ended November 24, 2001, as compared with $12,054 or 7.2% of sales for the comparable period in the prior year. The year over year decrease in research, development and engineering expenses is primarily attributable to the timing of customer programs.

         Amortization expense for the quarter ended November 24, 2001 was $6,316 as compared to $5,820 in the comparable period in the prior year. The year over year increase in amortization expense is due to recent acquisitions. The Company is assessing the impact of SFAS 142 on its financial position and results of operations and while it has not completed its assessment, it believes the recurring impact will be to reduce amortization expense by $10,000 to $15,000 annually, commencing in its fiscal 2003.

                               BE AEROSPACE, INC.

         The Company generated operating earnings of $16,514 or 9.6% of net sales for the quarter ended November 24, 2001 excluding facility consolidation and acquisition-related expenses of $106,740. This was $5,983 or 26.6% lower than operating earnings of $22,497 or 13.4% of net sales during the comparable period in the prior year. The decrease in operating earnings in the current period is primarily attributable to the lower level of revenues from our existing businesses following the terrorist attacks on September 11, 2001.

        Interest expense, net was $15,966 for the three months ended November 24, 2001, or $2,268 greater than interest expense of $13,698 for the comparable period in the prior year. The increase in interest expense is due to the larger amount of outstanding debt due to the refinancing of long-term debt described in Note 6 and the recent acquisitions.

         Earnings before facility consolidation and acquisition-related expenses and income taxes in the current quarter were $548, which was $8,251 or 93.8% lower than pretax earnings in the prior year of $8,799. Loss before income taxes was $(106,192) or $114,991 less than pretax earnings in the prior year of $8,799. Income tax expense for the quarter ended November 24, 2001 was $55, as compared to $880 in the prior year's comparable period.

        Net (loss) earnings were $(106,247) or $(3.08) per share for the three months ended November 24, 2001, as compared to $7,919 or $0.30 per share (diluted) for the comparable period in the prior year.



                  [Remainder of page intentionally left blank]

                               BE AEROSPACE, INC.

    NINE MONTHS ENDED NOVEMBER 24, 2001, AS COMPARED TO THE RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED NOVEMBER 25, 2000

         The rapid decline in industry conditions brought about by the terrorist attacks on September 11, 2001 caused the Company to implement a facility consolidation plan designed to re-align its capacity and cost structure with changed conditions in the airline industry. As a result of the change in industry conditions, the Company now expects revenues to be 20%-30% lower than its earlier expectations for its fiscal year which ends February 2003. The facility consolidation plan includes closing five facilities and reducing workforce by approximately 1,000 employees. The Company recognized a charge of approximately $98,943, of which the cash portion of $15,603 is primarily related to involuntary severance programs, lease termination costs and preparing facilities for disposal and sale; $62,938 is related to write-downs of inventory, property, plant and equipment; and $20,402 is related to the impairment of certain intangible assets rendered useless as a result of industry conditions and facility consolidation. The charge has been included as a component of cost of sales for the nine months ended November 24, 2001.

        Revenues were negatively impacted by the severe change in industry conditions following the terrorist attacks on September 11. Net sales for the nine-month period ended November 24, 2001 were $528,714, which is $28,063 or 5.6% greater than net sales of $500,651 for the comparable period in the prior year. However, excluding revenues from acquisitions completed after the third quarter of fiscal 2001, revenues declined by approximately 7% for the nine months ended November 24, 2001 as compared to the prior year.

         Gross profit was $196,950, or 37.3% of net sales for the nine months ended November 24, 2001, excluding facility consolidation and acquisition-related expenses of $106,740, as compared to a gross profit of $185,859 or 37.1% of net sales in the prior year. The year over year increase in gross margin before such costs resulted from the continued focus on lean manufacturing initiatives and continuous improvement programs within the Commercial Aircraft Products segment as well as recent acquisitions.

        Selling, general and administrative expenses were $81,437 or 15.4% of net sales for the nine months ended November 24, 2001, as compared to $71,159 or 14.2% of net sales in the comparable period in the prior year. The $10,278 year over year increase in selling, general and administrative expenses resulted from $14,822 of such costs related to recent acquisitions, offset by $7,513 of current year cost reductions in the Company's operations, exclusive of the acquisitions. Research, development and engineering expenses for the current nine-month period were $33,629 or 6.4% of net sales or $3,634 lower than the prior year of $37,263 or 7.4% of net sales. The lower level of spending was primarily due to a reduction in the number of development programs.

         Amortization expense for the nine months ended November 24, 2001 was $19,077 as compared to $17,535 in the prior year. The year over year increase in amortization expense is due to recent acquisitions. The Company is assessing the impact of SFAS 142 on its financial position and results of operations and while it has not completed its assessment, it believes the recurring impact will be to reduce amortization expense by $10,000 to $15,000 annually, commencing in its fiscal 2003.

        The Company generated operating earnings of $62,807 or 11.9% of net sales for the nine months ended November 24, 2001, excluding facility consolidation and acquisition-related expenses of $106,740. This was $2,905 or 4.9% greater than operating earnings of $59,902, which represented 12.0% of net sales during the comparable period in the prior year.

        Interest expense, net was $43,730 for the nine months ended November 24, 2001, or $2,813 greater than interest expense of $40,917 for the comparable period in the prior year. The increase in interest expense is due to the larger amount of outstanding debt due to the refinancing of long-term debt described in Note 6 and the recent acquisitions.

                               BE AEROSPACE, INC.

        Earnings before facility consolidation and acquisition-related expenses, income taxes and extraordinary item for the nine months ended November 24, 2001 were $19,077, which was $92 or 0.5% greater than pretax earnings in the prior year of $18,985. Income tax expense for the nine months ended November 24, 2001 was $1,908, as compared to $1,899 in the prior year's comparable period.

        Earnings before facility consolidation and acquisition-related expenses and extraordinary item were $17,169, or $0.52 per share (diluted) for the nine months ended November 24, 2001, as compared to $17,086 or $0.67 (diluted) per share for the comparable period in the prior year.

        The Company incurred an extraordinary charge of $9,309 (net of tax) during the quarter ended May 26, 2001 related to the early redemption of its 9 7/8% senior subordinated notes and repayment of its bank credit facility.

        The Company reported net loss and net loss per share of $(98,880) and $(3.08) per share, respectively, for the nine months ended November 24, 2001, as compared to net earnings and net earnings per share of $17,086 and $0.67 (diluted) per share, respectively, for the comparable period in the prior year.

                               BE AEROSPACE, INC.

LIQUIDITY AND CAPITAL RESOURCES

         Our liquidity requirements consist of working capital needs, costs associated with our facility consolidation program, ongoing capital expenditures and scheduled payments of interest on indebtedness. Our working capital was $292,206 as of November 24, 2001, as compared to $174,897 as of February 24, 2001.

        At November 24, 2001, our cash and cash equivalents were $135,673, as compared to $60,271 at February 24, 2001. Cash provided by operating activities was $40,964 for the nine months ended November 24, 2001.

        We hold a promissory note, which was issued in connection with the sale of a subsidiary to Thomson - CSF Holding Corporation, a subsidiary of The Thales Group (a publicly traded French company with over $9,000,000 in annual sales). We are currently involved in a dispute with Thales over certain terms of the purchase and sales agreement in connection with this sale. Thomson - CSF Holding Corporation failed to make $31,400 of payments due to us under the terms of the purchase and sale agreement. These obligations to us are guaranteed by Thomson - CSF Sextant, Inc. We have initiated arbitration against Thales and Thomson and expect that this matter will be resolved within the next twelve months.

        During the nine months ended November 24, 2001, we used $265,177 of cash for business acquisitions, with the remainder of the acquisition costs being financed through the issuance of debt and equity securities described below. Our capital expenditures were $11,022 and $15,399 during the nine months ended November 24, 2001 and November 25, 2000, respectively. The year over year decrease in capital expenditures is primarily attributable to the timing of planned expenditures.

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

        On April 17, 2001 we called for redemption our 9 7/8% senior subordinated notes due 2006. We redeemed the notes at a redemption price equal to 104.97% of the principal amount, together with the accrued interest to the redemption date. We deposited with the trustee on April 17, 2001 funds in an amount sufficient to redeem the 9 7/8% senior subordinated notes on the redemption date. Upon deposit of these funds, the indenture governing the 9 7/8% senior subordinated notes was discharged. We incurred an extraordinary charge of $9,309 (net of tax) for unamortized debt issue costs, redemption premiums and fees and expenses related to the repurchase of the 9 7/8% Senior Subordinated Notes.

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

                               BE AEROSPACE, INC.

         In August 2001, the Company established a new bank credit facility consisting of a $150,000 revolving credit facility which expires in August 2006. The bank credit facility is collateralized by the Company's accounts receivable, inventories and by substantially all of its other personal property. The bank credit facility contains customary affirmative covenants, negative covenants and conditions of borrowing. At November 24, 2001, indebtedness under the existing bank credit facility consisted of revolving credit facility outstanding borrowings of $145,000 (bearing interest at LIBOR plus 1.5%) and letters of credit aggregating approximately $4,700 (bearing interest at LIBOR plus 2.0%, as defined). The bank credit facility, which requires no principal payments until 2006, was amended on December 14, 2001, to provide additional flexibility in its financial covenants, contains customary affirmative covenants, negative covenants and conditions of borrowing, all of which were met as of November 24, 2001. The interest rate margin on the bank credit facility may increase in the event of certain changes to the Company's financial leverage ratios.

         We believe that the cash flow from operations and the net proceeds of our recent debt and equity offerings and aggregate cash will provide adequate funds for our working capital needs, facility consolidation plan, planned capital expenditures and debt service requirements for the foreseeable future. Our ability to fund our operations, make planned capital expenditures, make scheduled payments and refinance our indebtedness, if necessary, depends on our future operating performance and cash flow, which, in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control. The September 11, 2001 terrorist attack has severely impacted conditions in the airline industry. Accordingly, the airlines are seeking to conserve cash in part by deferring or eliminating cabin interior refurbishment programs and cancelling or deferring aircraft purchases. The Company expects that this will cause a substantial contraction in the Company's business, the extent and duration of which cannot be determined at this time. The Company has not yet fully determined the full impact of these significant changes in industry conditions on its operations, liquidity, financial condition or outlook. See "Dependence on Conditions in the Airline Industry."

DEFERRED TAX ASSETS

         We established a valuation allowance related to the utilization of our deferred tax assets because of uncertainties that preclude us from determining that it is more likely than not that it will be able to generate taxable income to realize such assets during the federal operating loss carryforward period, which begins to expire in 2012. Such uncertainties include recent cumulative losses, the highly cyclical nature of the industry in which we operate, risks associated with our facility consolidation plan, our high degree of financial leverage, risks associated with new product introductions, recent increases in the cost of fuel and its impact on our airline customers, further remediation of our Seating Products operating problems and risks associated with the integration of acquired businesses. We monitor these uncertainties, as well as other positive and negative factors that may arise in the future, as we assess the necessity for a valuation allowance for our deferred tax assets.

NEW ACCOUNTING PRONOUNCEMENTS

        In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company has adopted SFAS 141 and applied its new purchase accounting requirements to the acquisition of M & M Aerospace.

         In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." We are required to adopt SFAS 142 for our fiscal year beginning February 24, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires us to complete a transitional goodwill impairment test nine months from the date of adoption. We are assessing but have not yet determined the impact of SFAS 142 on our financial position and results of operations and while we have not completed our assessment, we currently believe the recurring impact will be to reduce amortization expense by $10,000 to $15,000 annually, commencing in fiscal 2003.

                               BE AEROSPACE, INC.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of" and will be effective on April 1, 2002. We are assessing the impact, if any, SFAS No. 144 will have on our consolidated financial statements.

DEPENDENCE UPON CONDITIONS IN THE AIRLINE INDUSTRY

         Our principal customers are the world's commercial airlines. As a result, our business is directly dependent upon the conditions in the highly cyclical and competitive airline industry. In the late 1980s and early 1990s, the world airline industry suffered a severe downturn, which resulted in record losses and several air carriers seeking protection under bankruptcy laws. As a consequence, during such period, airlines sought to conserve cash by reducing or deferring scheduled cabin interior refurbishment and upgrade programs and by delaying purchases of new aircraft. This led to a significant contraction in the commercial aircraft cabin interior products industry and a major decline in our business and profitability. Although the world airline industry experienced a turnaround in operating results in the mid 1990's, since 2000, increases in fuel prices, the softening of the global economy and labor unrest have negatively impacted airline profitability. Moreover, as a result of the September 11, 2001 terrorist attacks on the World Trade Center in New York City and the Pentagon in Northern Virginia, the airline industry has once again been severely affected. For the first time in the history of commercial aviation, all domestic airlines were grounded for a period of three days following the terrorist attack. Since resuming service, most major US carriers have substantially reduced their flight schedules, parking or retiring approximately 15% of their fleets. The airlines have further responded by decreasing domestic airfares by 19% in October 2001 and 16% in November 2001. As a result of the double-digit decline in both traffic and airfares, airline revenues for domestic carriers for the fourth quarter of 2001 are expected to be down at least 30%. In addition, they have announced workforce reductions aggregating over 100,000 employees. In addition, Boeing has announced planned layoffs of approximately 30,000, or 30% of their commercial aircraft workforce. Congress has authorized financial assistance for the airline industry aggregating $15 billion; $5 billion in direct cash subsidies for U.S. carriers, and subject to certain conditions, up to $10 billion in federal loan guarantees. As a result of the substantial reduction in airline traffic arising from the September 11 terrorist attack and its aftermath, as well as other factors, such as the weakening economy, the airline industry is likely to incur the largest loss in history in calendar 2001, totaling in excess of $10 billion. Accordingly, the airlines are seeking to conserve cash by deferring or eliminating cabin interior refurbishment programs and canceling or deferring aircraft purchases. The Company expects that this will cause a substantial contraction in the Company's business, the extent and duration of which cannot be determined at this time. The Company has not yet fully determined the impact of these significant changes in industry conditions on its operations, liquidity, financial condition or outlook. However, given the magnitude of these events and the possible subsequent effects, the impact could be material.

        The airline industry is also undergoing a process of consolidation and significantly increased competition. Such consolidation could result in a reduction of future aircraft orders as overlapping routes are eliminated and airlines seek greater economies through higher aircraft utilization.

FORWARD-LOOKING STATEMENTS

        This report contains forward-looking statements, including statements regarding the future benefits of corrective actions in the Company's seating business, implementation and expected benefits of lean manufacturing and continuous improvement programs, the Company's dealings with customers and partners, the consolidation of facilities, integration of acquired businesses, productivity improvements from recent information technology investments, the roll-out of the Company's e-commerce system, ongoing capital expenditures, the adequacy of funds to meet the Company's capital requirements, the ability to refinance our indebtedness, if necessary, the reduction of debt, the potential impact of new accounting pronouncements, the allocation of M & M's purchase price, the impact on our business of the September 11, 2001 terrorist attack and the resolution of the Company's arbitration against Thales.

                               BE AEROSPACE, INC.


    These forward-looking statements include risks and uncertainties, and the Company's actual experience may differ materially from that anticipated in such statements. Factors that might cause such a difference include those discussed in the Company's filings with the Securities and Exchange Commission, including its most recent proxy statement and Form 10-K, as well as future events that may have the effect of reducing the Company's available operating income and cash balances, such as unexpected operating losses, the impact of rising fuel prices on our airline customers, delays in, or unexpected costs associated with, the integration of our acquired businesses, conditions in the airline industry, problems meeting customer delivery requirements, the Company's success in winning new or expected refurbishment contracts from customers, capital expenditures, cash expenditures related to possible future acquisitions, facility closures, product transition costs, labor disputes involving us, our significant customers or airframe manufacturers, the possibility of a write-down of intangible assets, delays or inefficiencies in the introduction of new products or fluctuations in currency exchange rates.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to a variety of risks, including foreign currency fluctuations and changes in interest rates affecting the cost of our variable-rate debt.

       Foreign currency - We have direct operations in Europe that receive revenues from customers in various currencies and purchase raw materials and components parts from foreign vendors in various currencies. Accordingly, we are exposed to transaction gains and losses that could result from changes in foreign currency exchange rates relative to the U.S. dollar. The largest foreign currency exposure results from activity in British pounds and Euros.

       From time to time, the Company and its foreign subsidiaries may enter into foreign currency exchange contracts to manage risk on transactions conducted in foreign currencies. At November 24, 2001, we had no outstanding forward currency exchange contracts. We did not enter into any other derivative financial instruments.

       Interest Rates - At November 24, 2001, we had adjustable rate debt of $145,000 and fixed rate debt of $708,938. The weighted average interest rate for the adjustable and fixed rate debt was approximately 4.03% and 8.74%, respectively, at November 24, 2001. If interest rates were to increase by 10% above current rates, the estimated impact on our financial statements would be to reduce pretax income annually by approximately $585. We do not engage in transactions to hedge our exposure to changes in interest rates.



                  [Remainder of page intentionally left blank]

                               BE AEROSPACE, INC.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                 None.

Item 2.  Changes in Securities

           In connection with the acquisition of M & M Aerospace, Inc. on September 14, 2001, pursuant to an Acquisition Agreement dated as of August 10, 2001, as amended, among BE Aerospace, Inc., a Delaware Company and the shareholders of M & M Aerospace, Inc., the Company issued 2,803,738 shares of its Common Stock to the former shareholders of M & M. The sale of such shares was made in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act relating to sales by an issuer not involving any public offering. No underwriters were engaged in connection with the foregoing issuance of securities, and no commissions or discounts were paid.

           Pursuant to the terms of the acquisition agreement, the Company agreed to register for resale with the Securities and Exchange Commission the shares of Common Stock issued to the former shareholders of M & M. A registration statement related to such shares was declared effective by the Commission as of September 10, 2001.

Item 3.  Defaults Upon Senior Securities                                   None.

Item 4.  Submission of Matters to a Vote of Security Holders               None.

Item 5.  Other Information                                                 None.


Item 6.   Exhibits and Reports


          a.   Exhibits

          Amendment No. 1 to Employment Agreement dated September 14, 2001 between Registrant and Thomas P. McCaffrey.

          Amendment No. 1 dated December 14, 2001 to Credit Agreement dated as of August 21, 2001.

          b.       Reports

          Form 8-K, dated and filed October 24, 2001; includes press release to announce Cost Reduction Plans, Comments on Earnings Outlook.

          Form 8-K dated December 17, 2001, filed December 19, 2001, includes press release announcing third quarter results.

                               BE AEROSPACE, INC.

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       BE AEROSPACE, INC.



     Date:  January 7, 2002            By: /s/ Robert J. Khoury
                                       -----------------------------------------
                                       Robert J. Khoury
                                       President and
                                       Chief Executive Officer





     Date:  January 7, 2002             By: /s/ Thomas P. McCaffrey
                                        ----------------------------------------
                                        Thomas P. McCaffrey
                                        Corporate Senior Vice President of
                                        Administration and Chief
                                        Financial Officer