Form 10-K
period 2002-02-23
BE AEROSPACE INC
filed 2002-05-23
CIK 861361

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

      [ X ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended February 23, 2002
     [    ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

The aggregate market value of the registrant's voting stock held by non-affiliates was approximately $455.4 million on May 22, 2002 based on the closing sales price of the registrant's common stock as reported on the Nasdaq National Market as of such date.

The number of shares of the registrant's common stock, $.01 par value, outstanding as of May 22, 2002 was 35,648,497 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the registrant's Proxy Statement to be filed with the Commission in connection with the 2002 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

                                      INDEX

                                     PART I

ITEM 1.  Business..............................................................3

ITEM 2.  Properties...........................................................14

ITEM 3.  Legal Proceedings....................................................15

ITEM 4.  Submission of Matters to a Vote of Security Holders..................15

                                     PART II

ITEM 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters..............................................................16

ITEM 6.  Selected Financial Data..............................................17

ITEM 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations................................................19

ITEM 7a. Quantitative and Qualitative Disclosures about Market Risk...........36

ITEM 8.  Consolidated Financial Statements and Supplementary Data.............36

ITEM 9.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure.................................................36

                                    PART III

ITEM 10. Directors and Executive Officers of the Registrant...................37

ITEM 11. Executive Compensation...............................................41

ITEM 12. Security Ownership of Certain Beneficial Owners and Management.......47

ITEM 13. Certain Relationships and Related Transactions.......................48

                                     PART IV

ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K......49

         Index to Consolidated Financial Statements and Schedule.............F-1

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

ITEM 1.  BUSINESS

INTRODUCTION

                                   The Company

General

    We are the world's largest manufacturer of cabin interior products for commercial aircraft and business jets. We sell our manufactured products directly to virtually all of the world's major airlines and airframe manufacturers and a wide variety of general aviation customers. We believe that we have achieved leading global market positions in each of our major product categories, which include:

o commercial aircraft seats, including an extensive line of first class, business class, tourist class and regional aircraft seats;

o a full line of aircraft food and beverage preparation and storage equipment, including coffeemakers, water boilers, beverage containers, refrigerators, freezers, chillers and microwave, high heat convection and steam ovens;

o       both chemical and gaseous aircraft oxygen delivery systems;

o business jet and general aviation interior products, including an extensive line of executive aircraft seats, direct and indirect overhead lighting systems, oxygen, safety and air valve products; and

o a broad line of aftermarket fasteners, covering over 100,000 Stock Keeping Units (SKUs).

    We design, develop and manufacture a broad range of cabin interior structures such as galleys and crew rests, and provide comprehensive aircraft cabin interior reconfiguration and passenger-to-freighter conversion engineering services and component kits.

    Our company was organized as a corporation in Delaware in 1987. We have substantially expanded the size, scope and nature of our business as a result of a number of acquisitions. Since 1989, we have completed 22 acquisitions, including three acquisitions during fiscal 2002, for an aggregate purchase price of approximately $971.0 million in order to position ourselves as a preferred global supplier to our customers. We have undertaken three major facility and product line consolidation efforts, eliminating 22 facilities. We have also implemented lean manufacturing and continuous improvement programs which together with our common information technology platform has significantly improved our productivity and gross and operating margins.

Industry Overview

    The commercial and business jet aircraft cabin interior products industries encompass a broad range of products and services, including aircraft seating products, passenger entertainment and service systems, food and beverage preparation and storage systems, oxygen delivery systems, lavatories, lighting systems, evacuation equipment and overhead bins, as well as a wide variety of engineering design, integration, installation, retrofit and certification services.

    Historically, the airline cabin interior products industry has derived revenues from five sources:

o retrofit programs in which airlines purchase new interior furnishings to overhaul the interiors of aircraft already in service;

o       refurbishment   programs  in  which  airlines  purchase  components  and
        services to improve the appearance and functionality of certain cabin interior equipment;

o new installation programs in which airlines purchase new equipment to outfit newly delivered aircraft;

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

    Historically, about 70% of fasteners are used in the aftermarket. There is a direct relationship between demand for fastener products and fleet size, utilization, and age. Fasteners must be replaced at prescribed intervals and such replacements also drive demand for fasteners.

    Revenues for aerospace fastener products have been derived from the following sources:

o       mandated maintenance and replacement of specified parts and

o demand for structural modifications, cabin interior modifications and passenger-to-freighter conversions.

    We estimate that the commercial and business jet cabin interior products and aerospace-grade fastener distribution industries had combined annual sales in excess of $3.0 billion and $1.2 billion, respectively during fiscal 2002.

Recent Industry Conditions

    The September 11 terrorist attacks have severely impacted conditions in the airline industry. For the first time in the history of commercial aviation, all domestic airlines were grounded for a period of three days. According to industry sources, since resuming service, most major US carriers have substantially reduced their flight schedules, parking or retiring approximately 15% of their fleets. The airlines have further responded by decreasing domestic airfares by approximately 14% as compared to February of last year. As a result of the double-digit decline in both traffic and airfares, airline revenues for domestic carriers for the first calendar quarter of 2002 were down by 22%. As a result of the substantial reduction in airline revenues arising from the September 11 terrorist attacks, and their aftermath, as well as other factors, such as the weakening economy, the U.S. airline industry incurred the largest loss in its history in calendar 2001, totaling in excess of $7 billion. Accordingly, the airlines are seeking to conserve cash in part by deferring or eliminating cabin interior refurbishment programs and canceling or deferring aircraft purchases. This has caused a substantial contraction in our business, the extent and duration of which cannot be determined at this time. We have taken swift actions to respond to the rapid change in industry conditions, including consolidating five of our principal facilities into other existing facilities, reducing headcount by about 1,000 positions, or 22% of our workforce, freezing salaries and eliminating management bonuses for fiscal 2002.

    Our principal customers are the world's commercial airlines. During the six years ending with calendar 2000, the airlines significantly strengthened their balance sheets and enhanced their liquidity as a result of improved profitability, debt and equity financings and closely managed fleet expansion. However, increases in pilot and other airline wages, coupled with higher fuel prices and the softening of the global economy, were already negatively impacting airline profitability prior to the events of September 11, 2001. The combined impact of the recent recession and the events of September 11 has negatively impacted discretionary airline spending for cabin interior refurbishments and upgrades and new aircraft purchases. We expect that this will have a material adverse impact on our business' results of operations and financial condition until such time as conditions in the industry improve. While management has developed and begun to implement what it believes is a sound plan to counter these difficult conditions, it cannot guarantee that the plans are adequate or will be successful.

Other factors expected to affect the cabin interior products industry are the following:

    Existing Installed Base. Existing installed product base typically generates continued retrofit, refurbishment and spare parts revenue as airlines maintain their aircraft cabin interiors. According to industry sources, the world's active commercial passenger aircraft fleet consisted of approximately 12,600 aircraft as of February 2002, including 3,500 aircraft with fewer than 120 seats, 6,400 aircraft with between 120 and 240 seats and 2,700 aircraft with more than 240 seats. Further, based on industry sources, we estimate that there are currently over 11,700 business jets currently in service. Based on such fleet numbers, we estimate that the total worldwide installed base of commercial and general aviation aircraft cabin interior products, valued at replacement prices, was approximately $28.1 billion as of February 23, 2002.

    Expanding Worldwide Fleet. The expanding worldwide aircraft fleet is expected to generate additional revenues from new installation programs, while the increase in the size of the installed base is expected to generate additional and continued retrofit, refurbishment and spare parts revenue. Worldwide air traffic has grown every year since 1946 (except in 1974, 1991 and 2001). According to the January/February 2002 issue of the Airline Monitor, worldwide air traffic is projected to grow at a compounded average rate of 5.5% per year through 2020, increasing annual revenue passenger miles from approximately 2.0 trillion in 2001 to approximately 5.5 trillion by 2020. According to the Airbus Industrie Global Market Forecast published in July 2000, the worldwide installed seat base, which we consider a good indicator for potential growth in the aircraft cabin interior products industry, is expected to increase from approximately 1.85 million passenger seats at the end of 1999 to approximately 4.17 million passenger seats at the end of 2019.

    Growing Passenger-to-Freighter Conversion Business. Industry sources project that air cargo traffic will grow by five percent to six percent annually over the next twenty years, approximately double the forecasted economic growth rate. Industry sources project that the size of the worldwide freighter fleet will double over the next twenty years, with more than approximately 3,000 aircraft being added, after taking retirements into account. Industry sources also estimate that almost 70 percent of that increase will come from converting commercial passenger jets to use as freighters.

    New Aircraft Deliveries. The number of new aircraft delivered each year is an important determinant of fleet expansion and is generally regarded as cyclical in nature. New aircraft deliveries (including regional jets) were 1,043 in 2000 and 1,162 in 2001. According to the Airline Monitor published in February 2002, new deliveries are expected to decline significantly in 2002, with average annual new aircraft deliveries of approximately 900 during 2002 through 2006.

    Business Jet and VIP Aircraft Fleet Expansion and Related Retrofit Opportunities. Business jet manufacturers have experienced growth in new aircraft deliveries similar to that experienced by the commercial jet manufacturers. According to industry sources, business jet aircraft deliveries amounted to 758 units in calendar 2000 and 791 units in calendar 2001. Industry sources indicate that approximately 7,815 business jets will be built between 2000 and 2009 with a value of more than $123 billion.

    Wide-body Aircraft Deliveries. The trend toward wide-body aircraft is significant to us because wide-body aircraft require almost five times the dollar value content for our products as compared to narrow-body aircraft. Deliveries of wide-body, long-haul aircraft constitute an increasing share of total new aircraft deliveries and are an increasing percentage of the worldwide fleet. Wide-body aircraft represented 17% of all new commercial aircraft delivered in 2001, and are expected to increase to 19% of new deliveries in 2005 and 22% of new deliveries in 2006. Wide-body aircraft currently carry up to three or four times the number of seats as narrow-body aircraft and because of multiple classes of service, including large first class and business class configurations, our average revenue per seat on wide-body aircraft is substantially higher. Aircraft cabin crews on wide-body aircraft may make and serve between 300 and 900 meals and may brew and serve more than 2,000 cups of coffee and serve more than 400 glasses of wine on a single flight.

    New Product Development. The aircraft cabin interior products companies are engaged in intensive development and marketing efforts for both new features on existing products and totally new products. These products include a broad range of amenities such as full electric "sleeper seats," convertible seats, full face crew masks, advanced telecommunications equipment, protective breathing equipment, oxygen generating systems, new food and beverage preparation and storage equipment, kevlar barrier nets, de-icing systems, crew rests and cabin management systems.

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

Competitive Strengths

    We believe that we have a strong competitive position attributable to a number of factors, including the following:

    Combination of Manufacturing and Cabin Interior Design Services. We have continued to expand our products and services, believing that the airline industry increasingly will seek an integrated approach to the design, development, integration, installation, testing and sourcing of aircraft cabin interiors. We believe that we are the only manufacturer of a broad technologically-advanced line of cabin interior products with cabin interior design capabilities. Based on our established reputation among the world's commercial airlines for quality, service and product innovation, we believe that we are well positioned to serve these customers.

    Technological Leadership/New Product Development. We believe that we are a technological leader in our industry, with what we believe is the largest research and development organization in the cabin interior products industry, currently comprised of approximately 560 engineers. We believe our research and development effort and our on-site technicians at both the airlines and airframe manufacturers enable us to play a leading role in developing and introducing innovative products to meet emerging industry trends and needs and thereby gain early entrant advantages.

    Proven Track Record of Acquisition Integration. We have demonstrated the ability to make strategic acquisitions and successfully integrate such acquired businesses. Our acquisition strategy is subject to a number of risks including increasing leverage, the application of restrictive covenants in connection with additional debt incurred for any further acquisitions and the costs of integrating any acquired companies.

    Large Installed Base. We believe our large installed base of products, estimated to be approximately $6.6 billion as of February 23, 2002 (valued at replacement prices), is a strategic advantage. The airlines tend to purchase spare parts and retrofits and refurbishment programs from the supplier of the existing equipment. As a result, we expect our large installed base to generate continued retrofit, refurbishment and spare parts revenue as airlines continue to maintain, evolve and reconfigure their aircraft cabin interiors.

Growth Opportunities

    We believe that we have benefited from three major growth trends in the aerospace industry.

    Large Aftermarket Business. Our substantial installed base provides significant ongoing revenues from replacements, upgrades, repairs and the sale of spare parts. Approximately 63% of our revenues for the year ended February 23, 2002 were derived from aftermarket activities. We believe that we are well positioned to benefit when the airlines' financial condition and liquidity improves as the airlines begin to make the expenditures for their existing aircraft well before they begin to buy new aircraft. See "Recent Industry Conditions."

    Expansion of Worldwide Fleet and Shift Toward Wide-Body Aircraft. Through 2001, airlines were taking delivery of a large number of new aircraft due to high load factors and the projected growth in air travel. Near term, we expect new aircraft deliveries to decline but over time we expect the fleet expansion to return to earlier projected levels. See "Recent Industry Conditions."

    Opportunity to Double the Size of our Addressable Markets through our Fastener Distribution Business. Through the recent acquisition of M & M Aerospace Hardware, Inc. (M & M), we have entered a new segment which leverages B/E's key strengths. Because 70% of fastener demand is generated by the existing worldwide fleet, demand for fasteners will increase over time as the fleet expands, much like the market for cabin interior products. We believe we have acquired an outstanding distribution business which possesses excellent information technology, automated parts retrieval, purchasing and customer relationship management systems. In addition, the business has sufficient management, systems and industry knowledge to serve as a platform for consolidation of this business segment.

    Business Jet and VIP Aircraft Fleet Expansion and Related Retrofit Opportunities. Recently, business jet airframe manufacturers have experienced growth in new aircraft deliveries similar to that experienced by commercial aircraft manufacturers. According to industry sources, executive jet aircraft deliveries amounted to 343 units in calendar 1996 and 791 units in calendar 2001. Industry sources indicate that executive jet aircraft deliveries should be approximately 779 in calendar 2002. Several new aircraft models, and larger business jets, including the Boeing Business Jet, Bombardier Challenger and Global Express, Gulfstream V, the Falcon 900, Airbus Business Jet, Cessna Citation X and Cessna Citation Excel, which have been or are expected to be introduced over the next several years, are expected to be significant contributors to new general aviation aircraft deliveries going forward. Industry sources indicate that approximately 7,800 business jets will be built between 2002 and 2009 with a value of more than $123 billion, and that the number of larger business jets, as described above, as a percentage of total business jet deliveries will increase from 33% in calendar year 2001 to 38% in calendar year 2002. This is important to our company because the typical cost of cabin interior products manufactured for a Cessna Citation is approximately $162 thousand; whereas the same contents for a larger business jet, such as the Boeing Business Jet could range up to approximately $1.4 million. Advances in engine technology and avionics and the emergence of fractional ownership of executive aircraft are also important growth factors. In addition, the general aviation and VIP aircraft fleet consists of over 11,700 aircraft with an average age of approximately 15 years. As aircraft age or ownership changes, operators retrofit and upgrade the cabin interior, including seats, sofas and tables, sidewalls, headliners, structures such as closets, lavatories and galleys, and related equipment including lighting and oxygen delivery systems. In addition, operators generally reupholster or replace seats every five to seven years. We believe that we are well positioned to benefit from the retrofit opportunities due to:

o       15-year average age of the business jet fleet;

o operators who have historically reupholstered their seats may be more inclined to replace these seats with lighter weight, more modern and 16G-compliant seating models; and

o our belief that we are the only manufacturer with the capability for cabin interior design services, a broad product line for essentially all cabin interior products and program management services.

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

Products and Services

    We conduct our operations through strategic business units which have been aggregated under three reportable segments: Commercial Aircraft Products, Business Jet Products and Fastener Distribution.

Commercial Aircraft Products

Seating Products

    Our company is the world's leading manufacturer of aircraft seats, offering a wide selection of first class, business class, tourist class and commuter seats. A typical seat manufactured and sold by our company includes the seat frame, cushions, armrests and tray table, together with a variety of optional features such as adjustable lumbar supports, footrests, reading lights, head/neck supports, oxygen masks and telephones. We estimate that as of February 23, 2002 we had an aggregate installed base of approximately 1.0 million aircraft seats valued at replacement prices of approximately $2.3 billion.

    First and Business Classes. Based upon major airlines' program selection and orders on hand, we are the leading worldwide manufacturer of premium class seats. Our new line of international first class sleeper seats incorporate full electric actuation, an electric ottoman, privacy panels and side-wall mounted tables. Our recently released business class seats incorporate features from over 25 years of seating design. The premium business class seats include electrical or mechanical actuation, PC power ports, telephones, leg rests, adjustable lumbar cushions, 4-way adjustable headrests and fiber-optic reading lights. The first and business class products are substantially more expensive than tourist class seats due to these luxury appointments.

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

Interior Systems

    We are the leading manufacturer of interior systems for both narrow- and wide-body aircraft, offering a broad selection of coffee and beverage makers, water boilers, ovens, liquid containers, refrigeration equipment, oxygen delivery systems and a variety of other interior components. We estimate that as of February 23, 2002 we had an aggregate installed base of such equipment, valued at replacement prices, in excess of $1.0 billion.

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

Engineered Interior Structures, Components and Assemblies

    We are a leader in designing and manufacturing galley structures, crew rest compartments and components. We estimate that as of February 23, 2002, we had an installed base of such equipment, valued at replacement prices, of approximately $1.1 billion.

    Engineering Design, Integration, Installation and Certification Services. We are a leader in providing engineering, design, integration, installation and certification services for commercial aircraft passenger cabin interiors. We also offer our customers in-house capabilities to design, project manage, integrate, test and certify reconfigurations and modifications for commercial aircraft and to manufacture related products, including engineering kits and interface components. We provide a broad range of interior reconfiguration services which allow airlines to change the size of certain classes of service, modify and upgrade the seating, install telecommunications or entertainment options, relocate galleys, lavatories and overhead bins, and install crew rest compartments.

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

    Aerospace Components and Assemblies. We are a leading manufacturer of complex high quality machined and fabricated metal components, assemblies and kits for aerospace and defense customers with demanding end-use applications. Our major products consist of gears, gear boxes, pistons and piston assemblies and standard hydraulic fittings. Additionally, we fabricate structural components and related items of fuselage, wing and payload sections including wing skin and fuel tank enclosure parts for commercial aircraft. Through these manufacturing activities we also provide our customers with significant engineering, materials and technical expertise.

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

Business Jet Products

    We are the leading manufacturer of a broad product line including a complete line of business jet seating products, direct and indirect lighting, air valves and oxygen delivery systems as well as sidewalls, bulkheads, credenzas, closets, galley structures, lavatories, tables and sofas. We have the capability to provide complete interior packages, including all design services, all interior components and program management services for executive aircraft interiors. We are the preferred supplier of seating products and direct and indirect lighting systems of essentially every general aviation airframe manufacturer. We estimate that as of February 23, 2002 we had an aggregate installed base of such equipment, valued at replacement prices, of approximately $1.4 billion.

Fastener Distribution

    We entered the Fastener Distribution segment through the acquisition of M & M in September 2001. We estimate that as of February 23, 2002 we had an aggregate installed base of $800 million. Through M & M we offer one of the broadest lines of fasteners and inventory management services worldwide. Approximately 70% of fastener sales are to the aftermarket, and over 30% of orders are shipped the same day that they are received. With over 100,000 Stock Keeping Units ("SKUs") and next day service, we serve as a distributor for almost every major aerospace fastener manufacturer. Our service offerings include inventory replenishment and management, electronic data interchange, special packaging and bar-coding, quality assurance testing and purchasing assistance. Our seasoned purchasing and sales team, coupled with state-of-the-art information technology and automated retrieval systems, provide the basis for our reputation for high quality and rapid (overnight) delivery.

Research, Development and Engineering

    We work closely with commercial airlines to improve existing products and identify customers' emerging needs. Our expenditures in research, development and engineering totaled $43.5 million, $48.9 million and $54.0 million for the years ended February 23, 2002, February 24, 2001 and February 26, 2000, respectively. We employed approximately 560 professionals in the engineering and product development areas. We believe that we have the largest engineering organization in the cabin interior products industry, with software, electronic, electrical and mechanical design skills, as well as substantial expertise in materials composition and custom cabin interior layout design and certification.

Marketing and Customers

    We market and sell our commercial aircraft products directly to virtually all of the world's major airlines and aircraft manufacturers. Airlines select manufacturers of cabin interior products primarily on the basis of custom design capabilities, product quality and performance, on-time delivery, after-sales customer service, product support and price. We believe that our large installed base, our timely responsiveness in connection with the custom design, manufacture, delivery and after-sales customer service and product support of our products and our broad product line and stringent customer and regulatory requirements all present barriers to entry for potential new competitors in the cabin interior products market.

    We believe that airlines prefer our integrated worldwide marketing approach, which is focused by airline and encompasses our entire product line. Led by a senior executive, teams representing each product line serve designated airlines that together accounted for almost 63% of the purchases of products manufactured by our company during the fiscal year ended February 23, 2002. These airline customer teams have developed customer-specific strategies to meet each airline's product and service needs. We also staff "on-site" customer engineers at major airlines and airframe manufacturers to represent our entire product line and work closely with the customers to develop specifications for each successive generation of products required by the airlines. These engineers help customers integrate our wide range of cabin interior products and assist in obtaining the applicable regulatory certification for each particular product or cabin configuration. Through our on-site customer engineers, we expect to be able to more efficiently design and integrate products which address the requirements of our customers. We provide program management services, integrating all on-board cabin interior equipment and systems, including installation and Federal Aviation Administration certification, allowing airlines to substantially reduce costs. We believe that we are one of the only suppliers in the commercial aircraft cabin interior products industry with the size, resources, breadth of product line and global product support capability to operate in this manner.

    We market our business jet products directly to all of the world's general aviation airframe manufacturers, modification centers and operators. Business jet owners typically rely upon the airframe manufacturers and completion centers to coordinate the procurement and installation of their interiors. Business jet owners select manufacturers of business jet products on a basis similar to that for commercial aircraft interior products; customer design capabilities, product quality and performance, on-time delivery, after-sales customer service, product support and price. We believe that potential new competitors would face a number of barriers to entering the cabin interior products market. Barriers to entry include regulatory requirements, our large installed product base, our custom design capability, manufacturing capability, delivery, and after-sales customer service, product support and our broad product line.

    We market our aerospace fasteners directly to the airlines, completion centers, first tier suppliers to the airframe manufacturers, the airframe manufacturers and other distributors. We believe that our key competitive advantages are the breadth of our product offerings and our ability to deliver on a timely basis. We believe that our broad product offerings of aerospace fasteners and our ability to deliver products on a next day basis and our core competencies in product information management, purchasing and logistics management provide strong barriers to entry.

    Our program management approach assigns a program manager to each significant contract. The program manager is responsible for all aspects of the specific contract, including managing change orders, negotiating related non-recurring engineering charges, monitoring the progress of the contract through its scheduled delivery dates and overall contract profitability. We believe that our customers benefit substantially from our program management approach, including better on-time delivery and higher service levels. We also believe our program management approach results in better customer satisfaction and higher profitability over the life of a contract.

    As of February 23, 2002, our sales and marketing organization consisted of 274 persons, along with 25 independent sales representatives. Our sales to non-U.S. customers were approximately $288 million for the fiscal year ended February 23, 2002, $280 million for the fiscal year ended February 24, 2001 and $311 million for the fiscal year ended February 26, 2000, or approximately 42%, 42% and 43%, respectively, of net sales during such periods. During fiscal 2002, approximately 76% of our total revenues were derived from the airlines compared with 86% in fiscal 2001. Approximately 63% of our revenues during fiscal 2002 and 60% of our revenues during fiscal 2001 were from refurbishment, spares and upgrade programs. During the years ended February 23, 2002, February 24, 2001 and February 26, 2000, no single customer accounted for more than 10% of total revenues. The portion of our revenues attributable to particular airlines varies from year to year because of airlines' scheduled purchases of new aircraft and for retrofit and refurbishment programs for their existing aircraft.

Backlog

    We estimate that our backlog at February 23, 2002 was approximately $480.0 million, and $600.0 million on February 24, 2001. Of our backlog at February 23, 2002, approximately 59% is deliverable by the end of fiscal 2003; 64% of our total backlog is with North American carriers, approximately 17% is with European carriers and approximately 10% is with Asian carriers.

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

Competition

    The commercial aircraft cabin interior products market is relatively fragmented, with a number of competitors in each of the individual product categories. Due to the global nature of the commercial industry, competition in product categories comes from both U.S. and foreign manufacturers. However, as aircraft cabin interiors have become increasingly sophisticated and technically complex, airlines have demanded higher levels of engineering support and customer service than many smaller cabin interior products suppliers can provide. At the same time, airlines have recognized that cabin interior product suppliers must be able to integrate a wide range of products, including sophisticated electronic components, particularly in wide-body aircraft. We believe that the airlines' increasing demands on their suppliers will result in a consolidation of those suppliers that remain. We have participated in this consolidation through strategic acquisitions and internal growth and we intend to continue to participate in the consolidation.

    Our principal competitors for seating products are Group Zodiac S.A. and Keiper Recaro GmbH. Our primary competitors for interior systems products are Britax PLC, JAMCO, Scott Aviation and Intertechnique. Our principal competitors in the passenger-to-freighter conversion business include Boeing Airplane Services, Elbe Flugzeugwerko GMBH, a division of EADS, Israel Aircraft Industries, Pemco World Air Services and Aeronavili. Our principal competitors for other product and service offerings in our engineered interior structures, components and assemblies include TIMCO, JAMCO, Britax PLC, and Driessen Aircraft Interior Systems. The market for business jet products is highly fragmented, consisting of numerous competitors, the largest of which is Decrane Aircraft Holdings. Our primary competitors in the fastener distribution market are Honeywell Hardware Products Group, Wesco Aircraft Hardware, C.J. Fox and Pentacon, Inc.

Manufacturing and Raw Materials

    Our manufacturing operations consist of both the in-house manufacturing of component parts and sub-assemblies and the assembly of our specified and designed component parts that are purchased from outside vendors. We maintain state-of-the-art facilities, and we have an ongoing strategic manufacturing improvement plan utilizing lean manufacturing processes. We constantly strive for continuous improvement from implementation of these plans for each of our product lines. These activities should lower production costs, shorten cycle times and reduce inventory requirements and at the same time improve product quality, customer response and profitability.

Government Regulation

    The Federal Aviation Administration prescribes standards and licensing requirements for aircraft components, and licenses component repair stations within the United States. Comparable agencies regulate such matters in other countries. We hold several Federal Aviation Administration component certificates and perform component repairs at a number of our U.S. facilities under Federal Aviation Administration repair station licenses. We also hold an approval issued by the UK Civil Aviation Authority to design, manufacture, inspect and test aircraft seating products in Leighton Buzzard, England and in Kilkeel, Northern Ireland. We also have the necessary approvals to design, manufacture, inspect, test and repair our interior systems products in Nieuwegein, Netherlands.

    In March 1992, the Federal Aviation Administration adopted Technical Standard Order C127, or TSO C127, requiring that all seats on certain new generation commercial aircraft installed after such date be certified to meet a number of new safety requirements, including the ability to withstand a 16G force. We understand that the Federal Aviation Administration plans to adopt in the near future additional regulations which will require that within the next five years all seats, including those on existing older commercial aircraft which are subject to the Federal Aviation Administration's jurisdiction, will have to comply with similar seat safety requirements. We have developed 32 different seat models that meet these new seat safety regulations, have successfully completed thousands of tests to comply with TSO C127 and, based on our installed base of 16G seats, are the recognized industry leader in this area.

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

Patents

    We currently hold 112 United States patents and 84 international patents, covering a variety of products. We believe that the termination, expiration or infringement of one or more of such patents would not have a material adverse effect on our company.

Employees

    As of February 23, 2002, we had approximately 4,100 employees. Approximately 66% of our employees are engaged in manufacturing, 14% in engineering, research and development and 20% in sales, marketing, product support and general administration. Unions represent approximately 13% of our worldwide employees. A labor contract representing 250 U.S. employees expires on May 4, 2003. The labor contract with the only other domestic union, which represents approximately 2% of our employees, also runs through the year 2003. We consider our employee relations to be good.

ITEM 2.  PROPERTIES

    As of February 23, 2002, we had 11 principal operating facilities, comprising an aggregate of approximately 1.3 million square feet of space. The following table describes the principal facilities and indicates the location, function, approximate size and ownership status of each location.

                                                                                           Facility
                                                                                             Size
               Segment                             Location                  Purpose      (Sq. Feet)     Ownership
-------------------------------------- --------------------------------- ---------------- ------------ ---------------

Commercial Aircraft Products           Winston-Salem, North Carolina...   Manufacturing       264,800      Owned
-------------------------------------- Leighton Buzzard, England.......   Manufacturing       114,000      Owned
                                       Kilkeel, Northern Ireland.......   Manufacturing       100,500      Owned
                                       Anaheim, California.............   Manufacturing        98,000      Leased
                                       Lenexa, Kansas..................   Manufacturing        80,000      Owned
                                       Nieuwegein, The Netherlands.....   Manufacturing        47,350      Leased
                                       Arlington, Washington...........   Manufacturing       110,000      Leased
                                       Machined products, California...   Manufacturing       150,800      Owned
-------------------------------------- --------------------------------- ---------------- ------------ ---------------
Business Jet Products                  Miami, Florida..................   Manufacturing       110,000      Leased
-------------------------------------- Holbrook, New York..............   Manufacturing        20,100      Leased

-------------------------------------- ---------------------------------                               ---------------
Fastener Distribution                  Miami, Florida..................   Distribution        210,000      Owned
-------------------------------------- ---------------------------------                               ---------------
Corporate                              Wellington, Florida.............  Administrative        17,700      Owned
-------------------------------------- ---------------------------------                  ------------ ---------------
                                                                                          ------------
                                                                                            1,323,250

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

                                                           (Amounts in Dollars)

                                                           High            Low
Fiscal Year Ended February 26, 2000
    First Quarter                                         $21.12         $13.50
    Second Quarter                                         22.25          16.50
    Third Quarter                                          18.19           5.75
    Fourth Quarter                                          9.87           6.38
Fiscal Year Ended February 24, 2001
    First Quarter                                           9.00           5.88
    Second Quarter                                         16.38           6.38
    Third Quarter                                          17.25          11.81
    Fourth Quarter                                         23.94          13.06
Fiscal Year Ended February 23, 2002
    First Quarter                                          25.88          17.69
    Second Quarter                                         23.84          15.49
    Third Quarter                                          18.19           3.50
    Fourth Quarter                                          9.95           6.31


    On May 16, 2001, as part of a 5.75 million share offering, we completed the sale of approximately 2.8 million primary shares of common stock at $19.50 per share. As described in "Overview" in Item 7, approximately 2.9 million shares of our common stock were issued to the former owners of the four companies acquired effective February 24, 2001. These shares were sold on behalf of the former owners as part of the offering, for which they received approximately $53.1 million. We received approximately $50.3 million, net of estimated offering costs, from the sale of the 2.8 million shares. Following this offering we had approximately 32.1 million shares outstanding. On May 22, 2002 the closing price of our common stock as reported by Nasdaq was $13.00 per share. As of such date, we had 887 shareholders of record, and we estimate that there are approximately 15,300 beneficial owners of our common stock. We have not paid any cash dividends in the past, and we have no present intention of doing so in the immediate future. Our Board of Directors intends, for the foreseeable future, to retain any earnings to reduce indebtedness and finance our future growth, but expects to review our dividend policy regularly. The Indentures pursuant to which our 8 7/8%, 8% and 9 1/2% Senior Subordinated Notes were issued, permit the declaration of cash dividends only in certain circumstances described therein.



                  [Remainder of page intentionally left blank]

ITEM 6.  SELECTED FINANCIAL DATA
(In millions, except per share data)

    During fiscal 1999, we acquired Aerospace Interiors, Inc., Puritan-Bennett Aero Systems Co., substantially all of the assets of Aircraft Modular Products, Aerospace Lighting Corporation and SMR Aerospace, Inc., and its affiliates
("1999 Acquisitions"). Effective as of February 24, 2001, we acquired Alson Industries, Inc., T.L. Windust Machine, Inc., Maynard Precision, Inc. and DMGI, Inc. ("2001 Acquisitions"). During fiscal 2002, we acquired M&M Aerospace Hardware, Inc., Nelson Aero Space, Inc. and Denton Jet Interiors, Inc. ("2002 Acquisitions"). Results for each of these acquisitions are included in our operations in the financial data below since the date of acquisition. The financial data as of and for the fiscal years ended February 23, 2002, February 24, 2001, February 26, 2000, February 27, 1999 and February 28, 1998 have been derived from financial statements which have been audited by our independent auditors. The following financial information is qualified by reference to, and should be read in conjunction with, our historical financial statements, including notes thereto, which are included elsewhere in this Form 10-K.

                                                                                 Year Ended
                                                       -----------------------------------------------------------------
                                                       Feb. 23,      Feb. 24,        Feb. 26,      Feb. 27,      Feb. 28,
                                                       2002(a)(b)    2001(c)         2000(d)       1999(e)       1998(f)
                                                       --------      ------          ------        ------        ------
Statements of Operations Data:
Net sales....................................          $  680.5      $666.4          $723.3        $701.3        $488.0
Cost of sales................................             530.1       416.6           543.6         522.9         309.1
                                                       --------      ------          ------        ------        ------
Gross profit.................................             150.4       249.8           179.7         178.4         178.9
Operating expenses:
  Selling, general and administrative........             114.4       100.8            94.9          83.6          58.6
  Research, development and engineering......              43.5        48.9            54.0          56.2          45.7
  Amortization...............................              25.0        23.4            24.1          22.5          11.2
  Transaction gain, expenses and other expenses              -           -               -           53.9           4.7
                                                       --------      ------          ------        ------        ------
Operating earnings (loss)....................             (32.5)       76.7             6.7         (37.8)         58.7
Equity in losses of unconsolidated subsidiary                -            -             1.3            -             -
Interest expense, net........................              60.5        54.2            52.9          41.7          22.8
                                                       --------      ------          ------        ------        ------
Earnings (loss) before income taxes and
  extraordinary item.........................             (93.0)       22.5           (47.5)        (79.5)         35.9
Income taxes ................................               1.8         2.2             3.3           3.9           5.4
                                                       --------      ------          ------        ------        ------
Earnings (loss) before extraordinary item ...             (94.8)       20.3           (50.8)        (83.4)         30.5
Extraordinary item...........................               9.3          -               -             -            8.9
                                                       --------      ------          ------        ------        ------
Net earnings (loss)................... .....           $ (104.1)     $ 20.3          $(50.8)       $(83.4)       $ 21.6
                                                       ========      ======          ======        ======        ======
Basic earnings (loss) per share:
Earnings (loss) before extraordinary item....          $  (2.90)     $ 0.80          $(2.05)       $(3.36)       $ 1.36
Extraordinary item...........................             (0.28)         -               -             -         $(0.40)
                                                       --------      ------          ------        ------        -------
Net earnings (loss)..........................          $  (3.18)     $ 0.80          $(2.05)       $(3.36)       $ 0.96
                                                       ========      ======          ======        ======        ======
Weighted average common shares...............              32.7        25.4            24.8          24.8          22.4

Diluted earnings (loss) per share:
Earnings (loss) before extraordinary item....          $  (2.90)     $ 0.78          $(2.05)       $(3.36)       $ 1.30 (f)
Extraordinary item...........................             (0.28)         -               -             -         $(0.38)
                                                       --------      ------          ------        ------        ------
Net earnings (loss)..........................          $  (3.18)     $ 0.78          $(2.05)       $(3.36)       $ 0.92
                                                       ========      ======          ======        ======        ======
Weighted average common shares...............              32.7        25.9            24.8          24.8          23.4

Balance Sheet Data (end of period):
Working capital..............................          $  304.8      $174.9          $129.9        $143.4        $262.5
Intangible and other assets, net ............             529.2       433.4           425.8         452.0         195.7
Total assets.................................           1,128.3       936.0           881.8         904.3         681.8
Long-term debt...............................             853.5       603.8           618.2         583.7         349.6
Stockholders' equity.........................             121.1       135.3            64.5         115.9         196.8


                               Footnotes to Table

(a) In response to the terrorist attacks on September 11, 2001 and the resulting impact on the airline industry during the third quarter of fiscal 2002, we adopted and began to implement a facility consolidation plan designed to re-align our capacity and cost structure consistent with changed conditions in the airline industry. This plan includes closing five facilities, reducing the number of principal production facilities from 16 to 11, and reducing our workforce by approximately 1,000 employees. The estimated cost of this facility consolidation plan is expected to be approximately $98.9, of which the cash portion of $15.6 is primarily related to involuntary severance programs, lease termination costs and preparing facilities for disposal and sale; $62.9 is related to write-downs of property, plant and equipment, inventory and other assets; and $20.4 is related to the impairment of certain intangible assets rendered useless as a result of industry conditions and facility consolidation. The charge has been included as a component of cost of sales for the year ended February 23, 2002. We also incurred approximately $5.7 of transition costs related to this plan during our third and fourth quarters which have been included as a component of cost of sales.

(b) In fiscal 2002, we incurred an extraordinary charge of $9.3 (net of tax) for unamortized debt issue costs, redemption premiums and expenses related to the early retirement of our 9 7/8% Senior Subordinated Notes due February 1, 2006. Excluding such charge and the costs described in
        (a) above, our operating earnings and net earnings were $72.1 and $9.8, respectively.

(c) Our operating results during fiscal 2001 were negatively impacted by costs related to recently completed acquisitions and the termination of a proposed initial public offering by our subsidiary Advanced Thermal Sciences. These items reduced our net earnings by $8.3. Excluding such costs for the year ended February 24, 2001, our operating earnings were $85.0 and net earnings were $27.7.

(d) Our operating results during fiscal 2000 were negatively impacted due to operational problems in our seating operations. These problems, which have since been resolved, arose due to a misalignment between our manufacturing processes, our newly installed Enterprise Resource
        Planning, or ERP, system and our product and service line rationalization. The aggregate impact of these problems on our results for the year ended February 26, 2000 was $94.4. Substantially all of these costs have been included as a component of cost of sales. Excluding such costs and charges for the year ended February 26, 2000, our gross profit was $263.3, our gross margin was 36.4%, our operating earnings were $101.1 and our net earnings were $40.6.

(e) As a result of acquisitions in 1999, we recorded a charge of $79.2 for the write-off of acquired in-process research and development and acquisition-related expenses. We also sold a 51% interest in our in-flight entertainment business, as a result of which we recorded a gain of $25.3. Transaction gain, expenses and other expenses for the year ended February 27, 1999 consist of the in-process research and development and other acquisition expenses, offset by the gain attributable to the sale of our in-flight entertainment business. During fiscal 1999, we implemented a restructuring plan. In connection therewith we closed 7 plants and reduced our workforce by approximately 1,000 positions. As a result, we incurred $87.8 of cost which included both the restructuring referred to above, the rationalization of related product lines and the introduction of new products. Excluding such costs and expenses and the gain attributable to the sale, our gross profit was $266.3, our operating earnings were $103.9 and our net earnings were $51.6.

(f) In fiscal 1998, we settled a long-running dispute with the U.S. Government over export sales made to Iran Air between 1992 and 1995. We recorded a charge of $4.7 in fiscal 1998 related to fines, civil penalties and associated legal fees arising from the settlement. We incurred an extraordinary charge of $9.0 during fiscal 1998 for unamortized debt issue costs, tender and redemption premiums and fees and expenses related to the repurchase of our 9 3/4 % Senior Notes due 2003.

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
       (Dollars in millions, except per share amounts)

INTRODUCTION

    Management's discussion and analysis of results of operations and financial condition ("MD&A") is provided as a supplement to the accompanying consolidated financial statements and footnotes to help provide an understanding of our financial condition, changes in financial condition and results of operations. The MD&A is organized as follows:

    Overview. This section provides a general description of our company's businesses, as well as recent significant transactions that have either occurred during 2001 or early 2002 that we believe are important in understanding the results of operations and anticipating future trends in those operations.

    Results of Operations. This section provides an analysis of our results of operations for all three years presented in the accompanying consolidated statements of operations. In addition, we provide a brief description of transactions and events that impact the comparability of the results being analyzed.

    Liquidity and Capital Resources. This section provides an analysis of our cash flows, as well as a discussion of outstanding debt and commitments, both firm and contingent, that existed as of February 23, 2002. Included is a discussion of the amount of financial capacity available to fund future commitments, as well as a discussion of other financing arrangements.

    New Accounting Pronouncements. This section describes significant new accounting pronouncements and the timing of their adoption and estimated impact, if known, to the financial statements.

    Critical Accounting Policies. This section discusses those accounting policies that both are considered important to our financial condition and results, and require significant judgment and estimates on the part of management in their application. In addition, all of our significant accounting policies, including the critical accounting policies, are summarized in Note 1 to the accompanying consolidated financial statements.

    Risk Factors and Forward-looking Statements. These sections discuss important risk factors and how certain of our forward-looking statements throughout MD&A are based on management's present expectations about future events and are inherently susceptible to uncertainty and changes in circumstances.

OVERVIEW

    We are the world's largest manufacturer of cabin interior products for commercial aircraft and for business jets. We are also a leader in the distribution of aftermarket fasteners. We serve virtually all major airlines and a wide variety of business jet customers and airframe manufacturers. We believe that we have achieved leading global market positions in each of our major product categories, which include:

o commercial aircraft seats, including an extensive line of first class, business class, tourist class and regional aircraft seats;

o a full line of aircraft food and beverage preparation and storage equipment, including coffeemakers, water boilers, beverage containers, refrigerators, freezers, chillers and ovens;

o       both chemical and gaseous aircraft oxygen delivery systems;

o business jet and general aviation interior products, including an extensive line of executive aircraft seats, indirect overhead lighting systems, oxygen, safety and air valve products; and

o       a broad line of aftermarket fasteners, covering over 100,000 SKUs.

    We design, develop and manufacture a broad range of cabin interior structures such as galleys and crew rests, and provide comprehensive aircraft cabin interior reconfiguration and passenger-to-freighter conversion engineering services and component kits.

    We generally derive our revenues from two primary sources: refurbishment or upgrade programs for the existing worldwide fleets of commercial and general aviation aircraft and new aircraft deliveries. We believe our large installed base of products, estimated to be approximately $6.6 billion as of February 23, 2002 (valued at replacement prices), gives us a significant advantage over our competitors in obtaining orders both for spare parts and for refurbishment programs, principally due to the tendency of the airlines to purchase equipment for such programs from the original supplier.

    We have substantially expanded the size, scope and nature of our business through a number of acquisitions. Since 1989, we have completed 22 acquisitions, including four during fiscal 2001, and three during fiscal 2002 for an aggregate purchase price of approximately $971.0 in order to position ourselves as the preferred global supplier to our customers.

    During the period from 1989 to 1996, we acquired nine commercial aircraft cabin interior products manufacturers for approximately $290.0. Through these acquisitions we built worldwide market leadership positions and became the number one manufacturer for a large number of product offerings. At the same time, we rationalized our businesses and began re-engineering our operations. We integrated the acquisitions by eliminating 11 operating facilities and consolidating personnel at the acquired businesses, resulting in headcount reductions of approximately 1,300 employees through January 1998.

    During fiscal 1999 we completed six acquisitions for approximately $387.0. Through these acquisitions we extended our product offerings into oxygen systems and we entered three new markets. These markets include the structural reconfiguration of passenger cabins, the conversion of passenger aircraft to freighters and the business jet cabin interiors market. During the fourth quarter of fiscal 1999, we launched a series of initiatives directed towards expanding our profit margins by consolidating these operations, improving productivity, reducing costs and inventory levels and speeding production of finished products. These actions included eliminating seven principal facilities, reducing our employment base by over 1,000 employees during fiscal 2000 and rationalizing our product offerings. The plan also included initiatives to install company-wide information technology and engineering design systems and implement lean manufacturing techniques in our remaining factories. We recognized a charge in the fourth quarter of fiscal 1999 of $87.8 to provide for the entire amount of the restructuring, along with costs associated with new product introductions, all of which was charged to cost of sales.

    During fiscal 2000, we restructured our seating products operations and decided to discontinue certain product and service offerings. This product line rationalization eliminated two additional facilities. It also resulted in a headcount reduction of approximately 700. The total cost of this product and service line rationalization was approximately $34.3.

    Effective February 24, 2001 we completed the acquisition of four companies that specialize in manufacturing precision-machined components and assemblies for the aerospace industry. We acquired these businesses, Alson Industries, Inc., T.L. Windust Machine, Inc. DMGI, Inc. and Maynard Precision, Inc., for an aggregate purchase price of approximately $70.1.

    In May 2001, we acquired the outstanding common stock of Nelson Aero Space, Inc. for a cash consideration of approximately $20.0. In July 2001, we acquired the outstanding common stock of Denton Jet Interiors, Inc. for approximately $16.0.

    On September 14, 2001, we acquired M & M for a purchase price of $184.7. M & M is a leading distributor of aerospace fasteners. The M & M acquisition was completed by issuing to the former shareholders a total of approximately 1.9 million shares of our stock, paying them $152.0 in cash and assuming current liabilities of approximately $8.8. We financed this acquisition through cash on hand and approximately $100.0 of borrowings under our bank credit facility.

    The rapid decline in industry conditions brought about by the terrorist attacks on September 11, 2001 caused us to implement a facility consolidation plan designed to re-align our capacity and cost structure with changed conditions in the airline industry. The facility consolidation plan includes closing five facilities and reducing workforce by approximately 1,000 employees. We recognized a charge of $98.9 to provide for the total cost of the facility consolidation plan, all of which has been included in cost of sales for the year ended February 23, 2002.

    All of the aforementioned initiatives to integrate, rationalize and restructure the businesses acquired through fiscal 2002 had an aggregate cost of approximately $285.3 and have already been expensed. These initiatives enabled us to eliminate 22 facilities and reduce headcount by over 4,000 employees. We believe these initiatives will enable us to substantially expand profit margins, strengthen the global business management focus on our core product categories, more effectively leveraging our resources and improve our ability to rapidly react to changing business conditions. In conjunction with these efforts, we have also implemented a company-wide information technology system, a company-wide engineering system and initiated lean manufacturing techniques in our remaining facilities. Common management information and engineering systems and lean manufacturing processes across all operations, coupled with a rationalized product offering, are expected to provide us with the ongoing benefit of a generally lower cost structure, and expanding gross and operating margins.

    New product development is a strategic tool for our company. Our customers regularly request that we engage in new product development and enhancement activities. We believe that these activities, if properly focused and managed, will protect and enhance our leadership position. Research, development and engineering spending have been approximately 6-7% of sales for the past several years, and is expected to remain at that level for the foreseeable future.

    We also believe in providing our businesses with the tools required to remain competitive. In that regard, we have, and will continue to invest in property and equipment that enhances our productivity. Over the past two years, annual capital expenditures were approximately $13.0-19.0. Taking into consideration our recent capital expenditure investments, current industry conditions and the recent acquisitions, we expect that annual capital expenditures will be approximately $15.0-19.0 for the next few years.

    All dollar amounts in the following discussion and analysis are presented in millions of dollars, except per share amounts.


                [Remainder of this page intentionally left blank]

RESULTS OF OPERATIONS

Year Ended February 23, 2002 Compared with Year Ended February 24, 2001

Impact of Terrorist Attacks on Our Business

    The rapid decline in industry conditions brought about by the terrorist attacks on September 11, 2001 caused us to develop and implement a facility consolidation plan designed to re-align our capacity and cost structure with changed conditions in the airline industry. The facility consolidation plan includes closing five facilities and reducing workforce by approximately 1,000 employees. We recognized a charge of $98.9, of which the cash portion of $15.6 is primarily related to severance programs, lease termination costs and preparing facilities for disposal and sale; $62.9 is related to write-downs of inventory, property, plant and equipment; and $20.4 is related to the impairment of certain intangible assets as a result of industry conditions and facility consolidation. In addition, during the fourth quarter, we incurred approximately $4.7 of transition costs associated with the facilities and personnel consolidation program. The charge and transition costs have been included in cost of sales for the year ended February 23, 2002.

Consolidated Results

    Revenues were negatively impacted by the severe change in industry conditions following the terrorist attacks on September 11, 2001. Net sales for fiscal 2002 were $680.5, which is $14.1 or 2.1% greater than net sales of $666.4 for the comparable period in the prior year. However, excluding revenues from acquisitions, revenues declined by approximately 12.9%.

    Sales for each of our segments, as calculated to include and exclude acquisitions completed in fiscal 2002 are set forth in the following table:

                                                                  FY 2002                                       Change
                                                                 Excluding                                     Excluding
                                                 FY 2002       Acquisitions       FY 2001       Change       Acquisitions
                                              --------------- ----------------- ------------- ------------- -----------------
Commercial Aircraft Products                      $550.6           $497.6           $580.3       $(29.7)         $(82.7)
Business Jet Products                               85.6             82.6             86.1          (.5)           (3.5)
Fastener Distribution                               44.3                -                -         44.3               -
                                              --------------- ----------------- ------------- ------------- -----------------
                                                   $680.5           $580.2           $666.4       $ 14.1          $(86.2)

    Sales of commercial aircraft products were $82.7 or 14.3% lower than sales in the prior year on a comparable basis, due to the recession in the airline industry and the further downturn in industry conditions following September 11, 2001.

    Gross profit was $255.0, or 37.5% of net sales for fiscal 2002, excluding facility consolidation expenses of $104.6, as compared to $249.8 or 37.5% of net sales in the comparable period in the prior year. The decline in the gross margin before such costs was primarily due to the lower revenue levels along with the mix of products sold, including the impact of a lower spares sales immediately following the September 11 terrorist attacks.

    Selling, general and administrative expenses were $114.4 or 16.8% of net sales for fiscal 2002 as compared to $100.8 or 15.1% of net sales in fiscal 2001. The $13.6 year over year increase in selling, general and administrative expenses resulted from $13.0 of such costs related to recent acquisitions. Included in selling, general and administrative expenses for fiscal 2002 and 2001 were approximately $6.8 and $8.3, respectively, of costs related to acquisitions we completed during each respective fiscal year.

    Research, development and engineering expenses were $43.5 or 6.4% of net sales for fiscal 2002, as compared with $48.9 or 7.3% of sales in fiscal 2001. The year over year decrease in research, development and engineering expenses is primarily attributable to the timing of customer programs along with austerity measures we implemented subsequent to the September 11 terrorist attacks.

    Amortization expense for fiscal 2002 was $25.0 as compared to $23.4 in the prior year. The year over year increase in amortization expense is due to recent acquisitions. We are assessing the impact of SFAS 142 on our financial position and results of operations and we currently believe the recurring impact will be to reduce amortization expense by approximately $15.0 annually, commencing in our fiscal 2003.

    We generated operating earnings of $78.9 or 11.6% of net sales for fiscal 2002, excluding facility consolidation and related expenses of $111.4. This was $6.1 or 7.2% lower than operating earnings of $85.0 or 12.8% of net sales during the comparable period in the prior year. The decrease in operating earnings in the current period is primarily attributable to the lower level of revenues from our businesses following the terrorist attacks on September 11, 2001.

    Interest expense, net was $60.5 for fiscal 2002, or $6.3 greater than interest expense of $54.2 for the prior year. The increase in interest expense is due to the larger amount of outstanding debt created by the refinancing of certain indebtedness during fiscal 2002 along with the impact of recent acquisitions.

     Earnings before facility consolidation and acquisition-related expenses, income taxes, and extraordinary item in fiscal 2002 were $18.4, which was $12.4 or 40.3% lower than pretax earnings in the prior year of $30.8. The lower level of revenues and facility consolidation costs during fiscal 2002 resulted in a loss before income taxes and extraordinary item of $(93.0) or $(115.5) less than pretax earnings in the prior year of $22.5.

    Income tax expense for fiscal 2002 was $1.8 as compared to $2.2 in the prior year. The company recorded a $9.3 extraordinary item during fiscal 2002 related to the early extinguishment of certain long term debt.

    Net (loss) earnings were $(104.1) or $(3.18) per share (diluted) for fiscal 2002, as compared to net earnings of $20.3 or $0.78 per share (diluted) for the prior year.

Year Ended February 24, 2001 Compared with Year Ended February 26, 2000

    Net sales for fiscal 2001 were $666.4, a decrease of $56.9, or 7.9% as compared to the prior year. The year over year decrease in sales is primarily attributable to lower shipments of seating products and galley structures, as well as decisions made in the prior year to discontinue certain low-margin products and services. The decreased sales of seating and galley structures are consistent with the 11% reduction in new aircraft deliveries in calendar 2000 as compared to calendar 1999, and also reflect last year's problems in our seating business, which have since been resolved.

    Improved gross and operating profit margins were key contributors to B/E's improved financial performance for fiscal 2001 compared to fiscal 2000. Gross profit was $249.8 (37.5% of net sales) for fiscal 2001. Gross profit was $70.1 higher than fiscal 2000 gross profit of $179.7 (24.8% of net sales), reflecting a gross margin improvement of 1,270 basis points compared to fiscal 2000. The previous year's gross margin was adversely impacted by manufacturing problems in our seating operations. The gross margin improvement was due to two principal factors: the turnaround in our seating business and the success of our continuous improvement initiatives. Aided by our information technology investments, these initiatives are enabling us to substantially improve both quality and productivity and reduce costs, particularly in our manufacturing operations.

    Selling, general and administrative expenses were $100.8 (15.1% of net sales) for fiscal 2001, which was $5.9 greater than the prior-year amount of $94.9 (13.1% of net sales).

    Research, development and engineering expenses were $48.9 (7.3% of net sales) for fiscal 2001, a decrease of $5.1 compared to $54.0 (7.5% of net sales) for the previous year. The decrease is primarily due to substantially lower spending in our seating and galley operations.

    Amortization expense for fiscal 2001 was $23.4 (3.5% of net sales) as compared to $24.1 (3.3% of net sales) in the prior year.

    Operating earnings, excluding acquisition-related expenses and IPO costs, were $85.0 (12.8% of net sales) for fiscal 2001, excluding $8.3 of costs related to the four recent acquisitions and the termination of Advanced Thermal Sciences' (a wholly-owned subsidiary) initial public offering. Including such costs, operating earnings were $76.7 (11.5% of net sales) during fiscal 2001, as compared to $6.7 (0.9% of net sales) in the prior year.

    Interest expense, net was $54.2 during fiscal 2001, or $1.3 greater than interest expense of $52.9 for the prior year. The increase is primarily due to higher interest rates on the company's bank borrowings.

    Earnings before income taxes during fiscal 2001 were $30.8 excluding the acquisition-related and IPO costs. Including such costs, earnings before income taxes were $22.5 for fiscal 2001 compared to a loss of $(47.5) in the previous year.

    Income tax expense for fiscal 2001 was $2.2 as compared to $3.3 in the prior year.

    B/E's net earnings for fiscal 2001 were $27.7, excluding the acquisition-related and IPO costs. Including such costs, net earnings were $20.3, or $0.80 per share (basic) and $0.78 (diluted), as compared to a net loss of $(50.8) or $(2.05) per share (basic and diluted) in the previous year.

LIQUIDITY AND CAPITAL RESOURCES

Current Financial Condition

    Our liquidity requirements consist of working capital needs, ongoing capital expenditures and payments of interest and principal on our indebtedness. Our primary requirements for working capital are directly related to the level of our operations; working capital, primarily accounts receivable and inventories, fluctuate with the demand for our product. Our working capital was $304.8 as of February 23, 2002, as compared to $174.9 as of February 24, 2001.

    At February 23, 2002, our cash and cash equivalents were $159.5, as compared to $60.3 at February 24, 2001. This increase in cash, in part, is attributable to borrowings outstanding on our bank line of credit and the timing of our semi-annual interest payments on our subordinated debt coupled with an aggressive working capital management program. During our fourth quarter, accounts receivable decreased by approximately $10.0.

    We hold a promissory note from Thomson -- CSF Holding Corporation, a subsidiary of The Thales Group (a publicly traded French company with over $9 billion in sales). We are currently involved in a dispute with Thales over certain terms of the purchase and sale agreement. Thomson -- CSF Holding Corporation failed to make payments on the promissory notes when due, and in December 2000 we initiated arbitration proceedings against Thales and its parent Thomson. These obligations to us are guaranteed by Thomson -- CSF Sextant, Inc. The arbitration against Thales and Thomson is expected to be resolved during fiscal 2003.

Cash Flows

    Cash provided from operating activities was $57.9 for fiscal 2002 and $57.9 for fiscal 2001. The primary source of cash during fiscal 2002 was a net loss of $104.1 offset by non-cash facility consolidation charges of $83.3, charges for depreciation and amortization of $46.8, an extraordinary item of $9.3, other non-cash expenses of $2.6, a decrease in accounts receivable of $19.7, a decrease in inventories and other current assets of $35.2. These sources of cash were partly offset by cash used to reduce payables and accruals of $36.8.

    In connection with financing activities, we raised approximately $356.0 through a series of capital market transactions. In April 2001 we sold $250.0 of 8 7/8% senior subordinated notes and completed a $106.0 common stock offering at $19.50 per share (about half of the proceeds were from the sale of shares issued by the company, the other half were shares we registered on behalf of selling shareholders in fiscal 2001 acquisitions, which we completed as of February 24,
2001). We also established a new $150.0 line of credit during the year. Net of underwriting discounts and related costs, these transactions generated approximately $450.0 of cash for the company.

    We used approximately $171.7 of the subordinated notes proceeds to repay debt; we used $105.0 to retire some higher priced (9 7/8%) senior subordinated notes and we used another $66.7 to repay our then-outstanding balance under our line of credit.

    We used approximately $188.0 of the proceeds to complete several acquisitions during the year; we acquired Nelson Aero Space for approximately $20.0 in cash, we acquired Denton Jet Interiors for approximately $16.0 in cash and we acquired M&M Aerospace for approximately $184.7, the cash portion of which was $152.0. The balance of the proceeds from our financing activities is included in our cash balances at February 23, 2002.

Capital Spending

    Our capital expenditures were $13.9 and $17.2 during fiscal 2002 and fiscal 2001, respectively. The year over year decrease in capital expenditures is primarily attributable to recently implemented austerity measures along with a reduction in spending for management information system enhancements and plant modernization. We anticipate ongoing annual capital expenditures of approximately $15.0-$19.0 for the next several years. We have no material commitments for capital expenditures. We have, in the past, generally funded our capital expenditures from cash from operations and funds available to us under our bank credit facility. We expect to fund future capital expenditures from cash on hand and from operations and from funds available to us under our bank credit facility. In addition, since 1989, we have completed 22 acquisitions for an aggregate purchase price of approximately $971.0. We have financed these acquisitions primarily through issuances of debt and equity securities, including our 8 7/8%, 8% and 9 1/2% senior subordinated notes.

Outstanding Debt and Other Financing Arrangements

    In August 2001, we established a new bank credit facility consisting of a $150.0 revolving credit facility which expires in August 2006. The bank credit facility is collateralized by our accounts receivable, inventories and by substantially all of our other personal property. At February 23, 2002, indebtedness under the existing bank credit facility consisted of revolving credit facility outstanding borrowings of $145.0 (bearing interest at LIBOR plus 2.5%) and letters of credit aggregating approximately $4.7 (bearing interest at LIBOR plus 2.5%, as defined). The bank credit facility, which requires no principal payments until 2006, contains customary affirmative covenants, negative covenants and conditions of borrowing, all of which were met as of February 23, 2002. The interest rate margin on the bank credit facility may increase in the event of certain changes to our financial leverage ratios.

    In connection with a recapitalization of the company in April 2001, the company issued $250.0 of 8 7/8% Senior Subordinated Notes due 2011, pursuant to an Indenture dated April 17, 2001, between the company and the Bank of New York, as trustee, and sold the notes to Merrill Lynch & Co., Credit Suisse First Boston, JP Morgan, CIBC World Markets and First Union Securities, Inc. On July 27, 2001, the company exchanged the outstanding 8 7/8% Senior Subordinated Notes due 2011 with an aggregate value of $250.0 principal amount for 8 7/8% Senior Subordinated Notes due 2011, Series B, registered under the Securities Act of 1933.
    Long-term debt consists principally of our newly issued 8 7/8% senior subordinated notes, 9 1/2% senior subordinated notes and 8% senior subordinated notes. The $250.0 of 8% notes mature on March 1, 2008, the $200.0 of 9 1/2% notes mature on November 1, 2008 and the $250.0 of 8 7/8% notes mature on May 1, 2011. The notes are unsecured senior subordinated obligations and are subordinated to all of our senior indebtedness. Each of the 8% notes, 8 7/8% notes and 9 1/2% notes contain restrictive covenants, including limitations on future indebtedness, restricted payments, transactions with affiliates, liens, dividends, mergers and transfers of assets, all of which were met by us as of February 23, 2002. A breach of such covenants, or the covenants under our bank credit facility, that continues beyond any grace period can constitute a default, which can limit the ability to borrow and can give rise to a right of the lenders to terminate the applicable facility and/or require immediate repayment of any outstanding debt.

Contractual and Other Obligations

    The following charts reflect our contractual obligations and commercial cash commitments as of February 23, 2002. Commercial commitments include lines of credit, guarantees and other potential cash outflows resulting from a contingent event that requires performance by us or our subsidiaries pursuant to a funding commitment.


Contractual Obligations                Total          2003         2004        2005        2006        2007       Thereafter
                                   -------------- ------------- ----------- ----------- ----------- ------------ --------------

Long-term debt                        $854.8          $ 1.3        $ 4.3        $0.6       $ 0.1       $148.8      $699.7
Operating leases                        31.3            8.9          6.6         4.0         3.2          2.6         6.0
Capital lease obligations                0.2            0.2            -           -           -            -           -
                                      ------          -----        -----        ----       -----       ------      ------
Total                                 $886.3          $10.4        $10.9        $4.6       $ 3.3       $151.4      $705.7
                                      ======          =====        =====        ====       =====       ======      ======

Commercial Commitments
Letters of Credit                     $  4.7          $ 4.7            -           -           -            -           -


    We believe that the cash flow from operations which provides us with our ability to fund our operations, make planned capital expenditures, make scheduled payments and refinance our indebtedness depends on our future operating performance, which, in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control.

    The September 11, 2001 terrorist attacks have severely impacted conditions in the airline industry. Accordingly, the airlines are seeking to conserve cash in part by deferring or eliminating cabin interior refurbishment programs and cancelling or deferring aircraft purchases. This has caused a substantial contraction in our business, the extent and duration of which cannot be determined at this time. See "Dependence on Conditions in the Airline Industry."

Deferred Tax Assets

    We established a valuation allowance related to the utilization of our deferred tax assets because of uncertainties that preclude us from determining that it is more likely than not that it will be able to generate taxable income to realize such assets during the federal operating loss carryforward period, which begins to expire in 2012. Such uncertainties include recent cumulative losses, the highly cyclical nature of the industry in which we operate, risks associated with our facility consolidation plan, our high degree of financial leverage, risks associated with new product introductions, recent increases in the cost of fuel and its impact on our airline customers, and risks associated with the integration of acquired businesses. We monitor these uncertainties, as well as other positive and negative factors that may arise in the future, as we assess the necessity for a valuation allowance for our deferred tax assets.

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

    We are assessing but have not yet determined the impact of fully adopting SFAS 142 on our financial position and results of operations. We currently believe the recurring impact will be to reduce amortization expense by approximately $15.0 annually, commencing in fiscal 2003.

    In June 2001, the FASB issued SFAS No. 143, Accounting for Retirement Obligations. SFAS 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS 143 is effective for fiscal years beginning after June 15, 2002, with early adoption permitted. The company is currently evaluating the provisions of SFAS 143 but expects that the provisions of SFAS 143 will not have a material impact on its consolidated results of operations and financial position upon adoption.

    In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of" and will be effective on February 24, 2002. We are assessing the impact, if any, SFAS No. 144 will have on our consolidated financial statements.

CRITICAL ACCOUNTING POLICIES

    The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions.

    Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. We believe that our critical accounting policies are limited to those described below. For a detailed discussion on the application of these and other accounting policies, see Note 1 in the notes to the consolidated financial statements.

Revenue Recognition

    Sales of products are recorded on the date of shipment and passage of title, or if required, upon acceptance by the customer. Service revenues are recorded when services are performed. Revenues and costs under certain long-term contracts are recognized using contract accounting under the percentage-of-completion method. The company sells its products primarily to airlines and aircraft manufacturers worldwide, including occasional sales collateralized by letters of credit. The company performs ongoing credit evaluations of its customers and maintains reserves for estimated credit losses. Actual losses have been within management's expectations.

    We apply judgment to ensure that the criteria for recognizing sales are consistently applied and achieved for all recognized sales transactions.

Accounts Receivable

    We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer's current credit worthiness, as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past.

Inventories

    We value our inventory at the lower of cost or market. We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated forecast of product demand and production requirements. As demonstrated during fiscal 2002, demand for our products can fluctuate significantly. Our estimates of future product demand may prove to be inaccurate, in which case we may have understated or overstated the provision required for excess and obsolete inventory. In the future, if our inventory is determined to be overvalued, we would be required to recognize such costs in our cost of goods sold at the time of such determination. Likewise, if our inventory is determined to be undervalued, we may have over-reported our costs of goods sold in previous periods and would be required to recognize such additional operating income at the time of sale.

Long-Lived Assets (including Tangible and Intangible Assets and Goodwill)

    To conduct our global business operations and execute our strategy, we acquire tangible and intangible assets. We periodically evaluate the recoverability of the carrying amount of our long-lived assets (including property, plant and equipment, goodwill and other intangible assets) whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. An impairment is assessed when the undiscounted expected future cash flows derived from an asset are less than its carrying amount. Impairments are recognized in operating earnings. We continually apply judgment when applying these impairment rules to determine the timing of the impairment test, the undiscounted cash flows used to assess impairments, and the fair value of an impaired asset. The dynamic economic environment in which each of our businesses operate and the resulting assumptions used to estimate future cash flows impact the outcome of all impairment tests.

Accounting for Income Taxes

    As part of the process of preparing our consolidated financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then asses the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations.

    Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance of $106.3 million as of February 23, 2002, due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain net operating income losses carried forward and foreign tax credits, before they expire. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to establish additional valuation allowance which could materially impact our financial position and results of operations.



                [Remainder of this page intentionally left blank]

RISK FACTORS

We are directly dependent upon the conditions in the airline industry and a severe and prolonged downturn could negatively impact our results of operations

    The September 11 terrorist attacks have severely impacted conditions in the airline industry. For the first time in the history of commercial aviation, all domestic airlines were grounded for a period of three days. Since resuming service, most major US carriers have substantially reduced their flight schedules, parking or retiring approximately 15% of their fleets. The airlines have further responded by decreasing domestic airfares by approximately 14% as compared to last year. As a result of the double-digit decline in both traffic and airfares, airline revenues for domestic carriers for the first calendar quarter of 2002 were down by 22% Industry-wide workforce reductions announced by the airlines, airframe manufacturers and the related suppliers to these industries have exceeded 100,000 employees. As a result of the substantial reduction in airline traffic arising from the September 11 terrorist attacks and their aftermath, as well as other factors, such as the weakening economy, the airline industry incurred the largest loss in history in calendar 2001, totaling in excess of $7 billion. Accordingly, the airlines are seeking to conserve cash in part by deferring or eliminating cabin interior refurbishment programs and canceling or deferring aircraft purchases. This will cause a substantial contraction in the company's business, the extent and duration of which cannot be determined at this time. The company has taken swift actions to respond to the rapid change in industry conditions, including consolidating five of its principal facilities into existing facilities, reducing headcount by about 1,000 positions, or 22%, freezing salaries and eliminating all management bonuses for fiscal 2002.

    Our principal customers are the world's commercial airlines. Through calendar 2000, airline company balance sheets had been substantially strengthened and their liquidity significantly enhanced over the past several years as a result of improved profitability, debt and equity financings and a closely managed fleet expansion. However, increases in pilot and other airline wages, coupled with fuel prices and the softening of the global economy were already negatively impacting airline profitability during calendar 2001. The combined impact of the recent recession and the events of September 11 are expected to negatively impact discretionary airline spending, including for new aircraft and cabin interior refurbishments and upgrades, is expected to have a material adverse effect on our business results of operations and financial condition until such time that conditions in the industry improve. While management has developed and begun to implement what it believes is a sound plan to counter these difficult conditions, it is not yet determinable whether its plans are adequate or will be successful.

    The airline industry is also undergoing a process of consolidation and significantly increased competition. Such consolidation could result in a reduction of future aircraft orders as overlapping routes are eliminated and airlines seek greater economies through higher aircraft utilization.

Our substantial indebtedness could limit our ability to obtain additional financing and will require that a significant portion of our cash flow be used for debt service

    We have substantial indebtedness and, as a result, significant debt service obligations. As of February 23, 2002, we had approximately $854.8 aggregate amount of indebtedness outstanding, representing approximately 85% of total capitalization.

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

We have significant financial and operating restrictions in our debt instruments that may have an adverse affect on our operations

    The indentures governing our outstanding notes contain numerous financial and operating covenants that limit our ability to incur additional indebtedness, to create liens or other encumbrances, to make certain payments and investments, including dividend payments and to sell or otherwise dispose of assets and merge or consolidate with other entities. Agreements governing future indebtedness could also contain significant financial and operating restrictions. Our bank credit facility contains customary affirmative and negative covenants. A failure to comply with the obligations contained in any current or future agreements governing our indebtedness, including our indentures, could result in an event of default under our bank credit facilities, or such indentures, which could permit acceleration of the related debt and acceleration of debt under other instruments that may contain cross-acceleration or cross-default provisions. We are not certain whether we would have, or be able to obtain, sufficient funds to make these accelerated payments.

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

    There are risks associated with the implementation of our facility consolidation program; failure to integrate our combined operations successfully could lead to a loss of revenues and customers.

    We have developed a comprehensive facility consolidation plan, which is designed to reduce our capacity and fixed costs consistent with current demand and anticipated demand. This plan involves shutting five principal facilities, transferring the operations to another facility while maintaining an ongoing business for the transferred operations. If we are not successful in implementing this plan, our costs may not be as currently anticipated, we may incur delays in delivering products to our customers, which could result in significant penalty payments to our customers and the airframe manufacturers. While the facility consolidation program is on track as of the date of this report, there can be no assurance that we will be successful in the implementation of this effort or that we will not incur liabilities as a result thereof.

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

We compete with a number of established companies, some of which have significantly greater financial, technological and marketing resources than we do and we may not be able to compete effectively with these companies

    We compete with numerous established companies. Some of these companies, particularly in the passenger-to-freighter conversion business, have significantly greater financial, technological and marketing resources than we do. Our ability to be an effective competitor will depend on our ability to remain the supplier of retrofit and refurbishment products and spare parts on the commercial fleets on which our products are currently in service. It will also depend on our success in causing our products to be selected for installation in new aircraft, including next-generation aircraft, and in avoiding product obsolescence. Our ability to maintain or expand our market position in the rapidly growing passenger-to-freighter conversion business will depend on our success in being selected to convert specific aircraft, our ability to maintain and enhance our engineering design, our certification and program management capabilities and our ability to effectively use our recent acquisitions to manufacture a broader range of structural components, connectors and fasteners used in this business.

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

    We will have to integrate any acquisitions into our business. The difficulties of combining the operations, technologies and personnel of companies we acquire, including those we acquired during fiscal 2002, into our company include:

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

There are risks inherent in international operations that could have a material adverse effect on our business operations

    Our operations are primarily in the United States, with approximately 21% of our sales during fiscal 2002 coming from our foreign operations in the United Kingdom and the Netherlands. While the majority of our operations is based domestically, each of our facilities sells to airlines all over the world. As a result, 40% or more of our consolidated sales for the past three fiscal years were to airlines located outside the United States. We have direct investments in a number of subsidiaries in foreign countries (primarily in Europe). Fluctuations in the value of foreign currencies affect the dollar value of our net investment in foreign subsidiaries, with these fluctuations being included in a separate component of stockholders' equity. Operating results of foreign subsidiaries are translated into U.S. dollars at average monthly exchange rates. At February 23, 2002, we reported a cumulative foreign currency translation amount of $(25.8 million) in stockholders' equity as a result of foreign currency adjustments, and we may incur additional adjustments in future periods. In addition, the U.S. dollar value of transactions based in foreign currency (collections on foreign sales or payments for foreign purchases) also fluctuates with exchange rates. If in the future a substantial majority of our sales were not denominated in the currency of the country of product origin, we could face increased currency risk. Also, changes in the value of the U.S. dollar or other currencies could result in fluctuations in foreign currency translation amounts or the U.S. dollar value of transactions and, as a result, our net earnings could be adversely affected. Our largest foreign currency exposure results from activity in Euros and British pounds.

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

    Our total assets reflect substantial intangible assets. At February 23, 2002, goodwill and identified intangibles and other assets, net, represented approximately 47% of total assets and 437% of stockholders' equity. Intangible assets consist of goodwill and other identified intangible assets associated with our acquisitions, representing the excess of cost over the fair value of tangible assets we have acquired since 1989. We may not be able to realize the value of these assets. Goodwill and identified intangible assets are amortized on a straight-line basis over their estimated useful lives, ranging from 3 to 30 years. At each balance sheet date, we assess whether there has been an impairment in the value of intangible assets. If the carrying value of the asset exceeds the estimated undiscounted future cash flows from operating activities of the related business, an impairment is deemed to have occurred. In this event, the amount is written down accordingly. Under current accounting rules, this would result in a charge of operating earnings. Any determination requiring the write-off of a significant portion of unamortized goodwill and identified intangible assets would negatively affect our results of operations and total capitalization, which could be material. As of February 23, 2002, we have determined that no impairment existed.

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

You may not receive cash dividends on our shares

    We have never paid a cash dividend and do not plan to pay cash dividends on our common stock in the foreseeable future. We intended to retain our earnings to finance the development and expansion of our business and to repay indebtedness. Also, our ability to declare and pay cash dividends on our common stock is restricted by covenants in our outstanding notes and Bank Credit Facility.

If the price of our common stock continues to fluctuate significantly, you could lose all or a part of your investment

    Since the beginning of fiscal 2002, the closing price of our common stock has ranged from a low of $3.50 to a high of $25.88. The price of our common stock is subject to sudden and material increases and decreases, and decreases could adversely affect investments in our common stock. The price of our common stock could fluctuate widely in response to:

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

FORWARD-LOOKING STATEMENTS

    This report contains forward-looking statements, including statements regarding the future benefits of corrective actions in the company's seating business, implementation and expected benefits of lean manufacturing and continuous improvement programs, the company's dealings with customers and partners, the consolidation of facilities, integration of acquired businesses, productivity improvements from recent information technology investments, the roll-out of the company's e-commerce system, ongoing capital expenditures, the adequacy of funds to meet the company's capital requirements, the ability to refinance our indebtedness, if necessary, the reduction of debt, the potential impact of new accounting pronouncements, the allocation of M & M's purchase price, the impact on our business of the September 11, 2001 terrorist attacks and the resolution of the company's arbitration against Thales. These forward-looking statements include risks and uncertainties, and the company's actual experience may differ materially from that anticipated in such statements. Factors that might cause such a difference include those discussed in the company's filings with the Securities and Exchange Commission, under the heading "Risk Factors" in this Form 10-K, as well as future events that may have the effect of reducing the company's available operating income and cash balances, such as unexpected operating losses, the impact of rising fuel prices on our airline customers, delays in, or unexpected costs associated with, the integration of our acquired businesses, conditions in the airline industry, problems meeting customer delivery requirements, the company's success in winning new or expected refurbishment contracts from customers, capital expenditures, cash expenditures related to possible future acquisitions, facility closures, product transition costs, labor disputes involving us, our significant customers or airframe manufacturers, the possibility of a write-down of intangible assets, delays or inefficiencies in the introduction of new products or fluctuations in currency exchange rates.

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

    From time to time, the company and its foreign subsidiaries may enter into foreign currency exchange contracts to manage risk on transactions conducted in foreign currencies. At February 23, 2002, we had no outstanding forward currency exchange contracts. We did not enter into any other derivative financial instruments.

    Interest Rates - At February 23, 2002, we had adjustable rate debt of $145.0 million and fixed rate debt of $699.7 million. The weighted average interest rate for the adjustable and fixed rate debt was approximately 4.77% and 9.10%, respectively, at February 23, 2002. If interest rates were to increase by 10% above current rates, the estimate impact on our financial statements would be to reduce pretax income by approximately $0.7 million. We do not engage in transactions intended to hedge our exposure to changes in interest rates.

    As of February 23, 2002, we maintained a portfolio of securities consisting mainly of taxable, interest-bearing deposits with weighted average maturities of less than three months. If short-term interest rates were to increase or decrease by 10%, we estimate interest income would increase or decrease by approximately $0.3 million.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The information required by this section is set forth beginning from page F-1 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table sets forth information regarding our directors and executive officers as of April 20, 2002. Officers of our company are elected annually by the Board of Directors.

Title                    Age Position
Amin J. Khoury.........  63  Chairman of the Board

Robert J. Khoury.......  60  President, Chief Executive Officer and Director

Jim C. Cowart..........  50  Director *

Richard G. Hamermesh...  54  Director*

Brian H. Rowe..........  70  Director**

Jonathan M. Schofield..  61  Director*,**

Thomas P. McCaffrey....  48  Corporate Senior Vice President of Administration,
                             Chief Financial Officer and Assistant Secretary

Michael B. Baughan.....  43  Group Vice President and General Manager,
                             Seating Products Group

Roman G. Ptakowski.....  53  Group Vice President and General Manager,
                             Interior Systems Group

Scott A. Smith.........  47  Group Vice President and General Manager,
                             Flight Structures Group

Robert A. Marchetti....  60  Group Vice President and General Manager,
                             Machined Products Group

Mark D. Krosney........  56  Group Vice President and General Manager,
                             Business Jet Group

Edmund J. Moriarty.....  58  Corporate Vice President-Law,
                             General Counsel and Secretary

Jeffrey P. Holtzman....  46  Vice President-Finance and Treasurer

Stephen R. Swisher.....  43  Vice President-Finance and Controller

--------
*      Member, Audit Committee
**     Member, Stock Option and Compensation Committee


Director Classification

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

Current Directors

    Amin J. Khoury has been our Chairman of the Board since July 1987 when he founded the company and was Chief Executive Officer until April 1, 1996. Mr. Khoury is currently the Chairman and Chief Executive Officer of Advanced Thermal Sciences Corporation, our wholly owned subsidiary, the Chairman of the Board of Directors of Applied Extrusion Technologies, Inc., a manufacturer of oriented polypropylene films used in consumer products labeling and packaging applications, a member of the Board of Directors of Brooks Automation, Inc., a leading supplier of integrated automation solutions for the global semiconductor, data storage and flat panel display manufacturing industries, and a member of the Board of Directors of Synthes-Stratec, the world's leading orthopedic trauma medical device company. Mr. Khoury is the brother of Robert J. Khoury.

    Robert J. Khoury has been a Director since July 1987, when he co-founded the company. He currently serves as President and Chief Executive Officer. From April 1996 through August 2000, he served as Vice Chairman. Mr. Khoury is a board member of Mar-Test, Inc., a leading test lab for low cycle fatigue testing. Mr. Khoury is the brother of Amin J. Khoury.

    Jim C. Cowart has been a Director since November 1989. Mr. Cowart is currently a Principal of Cowart & Co. LLC and Auriga Partners, Inc., private capital firms retained from time to time by the company for strategic planning, competitive analysis, financial relations and other services. From August 1999 to May 2001, he was Chairman of QualPro Corporation, an aerospace components manufacturing company, and from February 1998 to November 2000, Mr. Cowart was Chairman and CEO of E-Com Architects, Inc., a computer software company. From January 1993 to November 1997, he was the Chairman and CEO of Aurora Electronics Inc. Previously, Mr. Cowart was a founding general partner of Capital Resource Partners, a private investment capital manager, and he held various positions in investment banking and venture capital with Lehman Brothers, Shearson Venture Capital and Kidder, Peabody & Co.

    Richard G. Hamermesh has been a Director since July 1987. Dr. Hamermesh is currently a Professor of Management Practice at the Harvard Business School. From 1987 to 2001, he was a co-founder and a Managing Partner of The Center for Executive Development, an executive education and development consulting firm. Prior to this, from 1976 to 1987, Dr. Hamermesh was a member of the faculty of the Harvard Business School. He is also an active investor and entrepreneur, having participated as a principal, director and investor in the founding and early stages of 15 organizations. Dr. Hamermesh is also a director of Applied Extrusion Technologies, Inc., a manufacturer of oriented polypropylene films used in consumer products labeling and packaging applications.

    Brian H. Rowe has been a Director since July 1995. He is currently Chairman Emeritus of GE Aircraft Engines, a principal business unit of the General Electric Company, where he also served as Chairman from September 1993 through January 1995 and as President from 1979 through 1993. Since February 2001, Mr. Rowe has acted as Chairman of Atlas Air, an air cargo carrier, where he has served as a director since March 1995. Mr. Rowe is also a director of the following companies since the date listed: December 1995--Textron Inc., a manufacturer of aircraft, automobile components, an industrial segment, systems and components for commercial aerospace and defense industries, and financial services; December 1998--Convergys Corporation, an outsourcing, integration, billing and customer management services company; December 1998--Acterna Corporation, a test equipment and communication systems manufacturing company; and October 2000--Fairchild-Dornier, a regional aircraft manufacturer.

    Jonathan M. Schofield has been a Director since April 2001. Mr. Schofield recently retired from Airbus Industrie of North America, Inc., a subsidiary of Airbus Industrie, a manufacturer of large civil aircraft. From December 1992 through February 2000, Mr. Schofield served as Chairman of the Board and CEO, and served as Chairman from February 2000 until his retirement in March 2001.
From 1989 until he joined Airbus, Mr. Schofield was President of United Technologies International Corporation. Mr. Schofield serves on the Board of Overseers for the University of Connecticut's School of Business Administration, and presently sits on the Boards of Aviall, Inc., SS&C Technologies, Inc., and FlightTime Corporation.

Executive Officers

    Thomas P. McCaffrey has been Corporate Senior Vice President of Administration and Chief Financial Officer since May 1993. From August 1989 through May 1993, Mr. McCaffrey was an Audit Director with Deloitte & Touche LLP, and from 1976 through 1989 served in several capacities, including Audit Partner, with Coleman & Grant. We entered into an employment agreement with Mr. McCaffrey extending through three years from any date of which the term is being determined.

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

    Robert A. Marchetti has been Group Vice President and General Manager of Machined Products Group since February 2001. From 1997 to January 2001 Mr. Marchetti was with Fairchild Corporation's Fasteners Division with his last position being Senior Vice President and Chief Operating Officer. From 1990 to 1997, Mr. Marchetti served as a corporate officer of UNC Inc. where he held several senior positions, Corporate VP of Marketing, President of Tri-Remanufacturing and Chief Operating Officer of the Accessory Overhaul Division. From 1989 to 1990, he served as President of AWA Incorporated. From 1986 through 1989, Mr. Marchetti was Vice President of Marketing at General Electric Aircraft Engines and he was General Manager for a Component Repair Division. Prior to that he held several sales and general management positions from 1965 through 1986 with Copperweld Corporation and Carlisle Corporation.

    Mark D. Krosney has been Group Vice President and General Manager of Business Jet Group since January 2001. From February 1996 through December 2000, Mr. Krosney was Vice President of Engineering for Seating Products. From 1994 to 1996, Mr. Krosney served as General Manager for A.W. Chesterton. From 1992 to 1994, Mr. Krosney was with Johnson Controls, Automotive System Group, where his last position was General Manager of the Seat Mechanisms Group. Prior to that he was with United Technologies Corporation for 22 years, where he held positions as Divisional Director of Technology for Control Systems, Director of Product Development and Marketing of Diesel Systems and member of the Senior Committee for UTC Corporation.

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

    Stephen R. Swisher has been Vice President-Finance and Controller since August 1999. Mr. Swisher has been Controller since 1996 and served as Director of Finance from 1994 to 1996. Prior to 1994, Mr. Swisher held various positions, including Accounting Manager at Burger King Corporation and Audit Manager with Deloitte & Touche LLP.

             Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who own more than ten percent of a registered class of the company's equity securities, to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the company. Officers, directors and greater-than-ten-percent shareholders are required by SEC regulations to furnish the company with copies of all Section 16(a) forms they file.

     To our knowledge, based solely on a review of the copies of such reports furnished to the company and, with respect to its officers and directors, written representations that no other reports were required, during Fiscal 2002, all Section 16(a) filing requirements applicable to its officers, directors and greater-than-ten-percent beneficial owners were complied with.

      In making the above statements, we have relied on the written representations of our directors and officers and copies of the reports that have been filed with the SEC.

ITEM 11.  EXECUTIVE COMPENSATION

Compensation of Executive Officers

     The following table sets forth information with respect to the compensation of our Chief Executive Officer and the seven other most highly paid executive officers (the "Named Executive Officers") for the fiscal years ended February 2002, 2001 and 2000.

                           SUMMARY COMPENSATION TABLE

                                                                                           Long-Term
                                                                                          Compensation
                                                                                           Securities
                                                           Annual Compensation             Underlying            All Other
            Name and Principal Position               Year     Salary($)      Bonus($)     Options(#)        Compensation($)
            ---------------------------              -----   ------------    ---------     -------------    -----------------
Amin J. Khoury.....................................   2002     861,511               0        120,000(5)            53,883(1)
   Chairman                                           2001     744,034         485,000         65,000               29,146
                                                      2000     667,316               0        240,000               48,539

Robert J. Khoury...................................   2002     706,696               0        120,000               48,799(1)
   President and                                      2001     637,992         485,000         65,000               25,520
   Chief Executive Officer                            2000     617,318               0        240,000               46,539

Thomas P. McCaffrey................................   2002     343,350               0         80,000               25,911(1)
   Corporate Senior Vice President of                 2001     309,304         220,000         45,000               12,372
   Administration and Chief Financial Officer         2000     299,924               0        120,000               20,735

Scott A. Smith.....................................   2002     302,136               0         60,000               22,344(1)
   Group Vice President and                           2001     297,696         170,000         35,000               15,388
   General Manager - Flight Structures                2000     288,273          87,000         60,000                5,000

Michael B. Baughan.................................   2002     235,664               0         60,000               19,683(1)
   Group Vice President and                           2001     223,657         170,000         35,000               10,466
   General Manager - Seating Products                 2000     188,153          38,000         98,000                6,019

Roman G. Ptakowski.................................   2002     232,678               0         60,000               20,085(1)
   Group Vice President and                           2001     219,300         170,000         35,000               13,838
   General Manager - Interior Systems                 2000     192,435         136,000        105,000               14,217

Mark D. Krosney....................................   2002     217,474               0         90,000               67,088(2)
   Group Vice President and                           2001     136,207               0              0                5,448
   General Manager - Business Jet Group               2000     178,432          12,000          5,000               47,492(3)

Robert A. Marchetti (6)............................   2002     209,205               0         85,000              244,317(4)
   Group Vice President and
   General Manager - Machined Products
   Group
--------------

(1) Represents contributions to our 401(k) Plan and Supplemental Executive Retirement Plan.
(2) Represents contributions to our 401(k) Plan and Supplemental Executive Retirement Plan of $10,884 and relocation expenses of $56,204.
(3) Represents contributions to our 401(k) Plan and Supplemental Executive Retirement Plan of $8,492 and relocation expenses of $39,000.
(4) Represents contributions to our 401(k) Plan and Supplemental Executive Retirement Plan of $6,507 and relocation expenses of $237,810.

(5) On September 2, 2001, Mr. Amin Khoury purchased 600,000 restricted shares of common stock of Advanced Thermal Sciences Corporation ("ATS"), our wholly owned subsidiary at a purchase price of $0.26 per share, which was the fair market value of the ATS common stock on the date of purchase. The restricted shares are subject to a right of repurchase at the original purchase price that lapses over a three-year period (25% on the date of purchase and 25% on the three succeeding annual anniversary dates) subject to acceleration in certain instances. The restricted shares were purchased pursuant to an incentive stock option that was exercised immediately following grant. Mr. Khoury will be entitled to receive dividends on the ATS restricted shares, to the extent they are declared.
(6)     Mr. Marchetti commenced his employment with us as of February 26, 2001.

Stock Options

     The following tables sets forth information concerning stock options granted to the Named Executive Officers in Fiscal 2002.


                        OPTION GRANTS IN LAST FISCAL YEAR
                                INDIVIDUAL GRANTS

                                                                                                      Potential
                                                                                                    Realized Value
                                                                                                at Assumed Rates of
                              Number of        % of Total                                           Stock Price
                             Securities         Options                                           Appreciation for
                             Underlying        Granted to                                           Option Term(3)
                               Options        Employees in       Exercise       Expiration          --------------
Name                        Granted(1)(#)    Fiscal Year(2)    Price ($/Sh)        Date           5%            10%
                            -------------    --------------    ------------        ----           --            ---

Amin J. Khoury...................120,000         6.23%            $ 4.08         9/21/11       $307,958        $780,422
Robert J. Khoury.................120,000         6.23%            $ 4.08         9/21/11       $307,958        $780,422
Thomas P. McCaffrey...............80,000         4.15%            $ 4.08         9/21/11       $205,306        $520,282
Scott A. Smith....................60,000         3.12%            $ 4.08         9/21/11       $153,979        $390,211
Michael B. Baughan................60,000         3.12%            $ 4.08         9/21/11       $153,979        $390,211
Roman G. Ptakowski................60,000         3.12%            $ 4.08         9/21/11       $153,979        $390,211
Mark D. Krosney...................30,000         1.56%            $21.88         2/26/11       $412,876      $1,046,302
                                  60,000         3.12%            $ 4.08         9/21/11       $153,979        $390,211
Robert A. Marchetti...............25,000         1.30%            $21.88         2/26/11       $344,063        $871,918
                                  60,000         3.12%            $ 4.08         9/21/11       $153,979        $390,211
--------------

(1) All of the above stock option awards vest over a three-year period (25% on the date of grant and 25% on the three succeeding grant annual anniversary dates). The exercise prices were based on the fair market value (as determined in accordance with our 2001 Stock Option Plan) of the shares of common stock at the time the options were granted. The exercise price may be paid in cash or by any other lawful means authorized by the Board of Directors. Options terminate ten years after the date of grant or three months following termination of the optionee's employment, whichever occurs earlier.

(2) During Fiscal 2002, we granted to our employees options covering 1,925,500 shares of common stock.

(3) The dollar amounts under these columns are the result of calculations at the 5% and 10% rates set by the Securities and Exchange Commission and therefore are not intended to forecast possible future appreciation, if any, of the stock price of the company. If our stock price were in fact to appreciate at the assumed 5% or 10% annual rate for the ten-year term of these options, a $1,000 investment in our common stock would be worth $1,629 and $2,594 respectively, at the end of the term.

Option Exercises and Fiscal Year-End Holdings

     The following table provides information concerning stock option exercises in fiscal 2002 and the number and value of unexercised stock options held by each Named Executive Officer as of February 23, 2002.


                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

                                                                Number of                    Value of Unexercised
                                                           Unexercised Options               In The Money Options
                                                          At February 23, 2002              At February 23, 2002(1)
                             Shares       Value           ---------------------             -----------------------
                            Acquired     Realized    Exercisable     Unexercisable      Exercisable      Unexercisable

Amin J. Khoury.............    --        $   --           602,500          182,500        $108,600          $325,800
Robert J. Khoury...........    --        $   --           502,500          182,500        $108,600          $325,800
Thomas P. McCaffrey........    --        $   --           337,500          112,500        $ 72,400          $217,200
Scott A. Smith.............    --        $   --           202,500           77,500        $ 54,300          $162,900
Michael B. Baughan.........  28,750      $387,850         109,250           87,000        $ 54,300          $162,900
Roman G. Ptakowski.........    --        $   --           181,250           88,750        $ 54,300          $162,900
Mark D. Krosney............    --        $   --            63,750           68,750        $ 54,300          $162,900
Robert A. Marchetti........    --        $   --            21,250           63,750        $ 54,300          $162,900
--------------

(1) The amounts in this column reflect the difference between the closing price of a share of our common stock on the Nasdaq National Market on February 22, 2002, the last trading day of the fiscal year, of $7.70, and the options exercise price. The actual value of unexercised options fluctuate depending on the price of our common stock.

Retirement Arrangements

     Pursuant to the employment agreement with Mr. Amin J. Khoury, upon the earlier of the Expiration Date (as defined) or termination of his employment, Mr. Khoury, or his designee, as the case may be, is entitled to receive retirement compensation (the "Retirement Compensation") in a lump sum equal to the product of (i) Mr. Khoury's highest annual salary (as defined) paid to him during his employment with the company multiplied by (ii) the number of years of service provided by Mr. Khoury to the company. The Retirement Compensation will become due as a result of a change of control (as defined), as a result of any other termination of Mr. Khoury's employment agreement, or as otherwise provided pursuant to the terms of the grantor trust established to fund the company's retirement obligations to the executives, net of any prior distributions. See discussion of Employment Contracts below for Retirement Compensation payable after a change in control.

     Pursuant to the employment agreement with Mr. Robert J. Khoury, upon the earlier of the Expiration Date (as defined) or termination of his employment, Mr. Khoury, or his designee, as the case may be, is entitled to receive retirement compensation (the "Retirement Compensation") in a lump sum equal to the product of (i) 150% of Mr. Khoury's highest annual salary (as defined) paid to him during his employment with the company multiplied by (ii) the number of years of service provided by Mr. Khoury to the company. The Retirement Compensation will become due as a result of a change of control (as defined), as a result of any other termination of Mr. Khoury's employment agreement, or as otherwise provided pursuant to the terms of the grantor trust established to fund the company's retirement obligations to the executives, net of any prior distributions. See discussion of Employment Contracts below for Retirement Compensation payable after a change in control.

     Pursuant to the employment agreement with Mr. Thomas P. McCaffrey, we will provide retirement compensation to Mr. McCaffrey, or his designee (the "Retirement Compensation") in a lump sum equal to the product of (i) one-half his average annual salary for the three completed years immediately prior to his termination multiplied by (ii) the number of years of service provided by the executive to the company. The Retirement Compensation will become due as a result of a change of control (as defined), as a result of any other termination of the executive's employment agreement, or as otherwise provided pursuant to the terms of the grantor trust established to fund the company's retirement obligations to the executives, net of any prior distributions. See discussion of Employment Contracts below for Retirement Compensation payable after a change in control.

Employment Contracts

     Amin J. Khoury. Mr. Amin Khoury is party to an employment agreement, amended as of May 15, 2002. The term of the agreement extends through three years from any date as of which the term is being determined (the "Expiration Date") unless earlier terminated. Under the employment agreement, Mr. Khoury receives a base salary of $765,000 per year, subject to cost of living and other increases as determined from time to time by the Board of Directors. Mr. Khoury is also entitled to receive an annual incentive bonus from the company at the discretion of the Board of Directors. The agreement also provides that Mr. Khoury and his spouse will receive medical, dental, health and executive medical reimbursement benefits under our plans for the remainder of their lives.

     In the event of Mr. Khoury's death, his designee will receive (i) an amount equal to the salary that would have been due to Mr. Khoury from the date of his death until the Expiration Date, plus (ii) the Retirement Compensation (described above); provided, however, that in no event will the aggregate amount payable upon Mr. Khoury's death be less than twenty times the maximum annual salary paid to Mr. Khoury during his employment by the company. We have purchased life insurance policies that would fully pay the death benefit due upon Mr. Khoury's death. In the event of Mr. Khoury's incapacity, he will receive, through the Expiration Date, (i) two times his highest annual salary,
(ii) and continued health and welfare benefits. In addition, Mr. Khoury will be entitled to a lump sum payment of the Retirement Compensation.

     Upon a change of control (as defined), Mr. Khoury will receive a lump sum payment equal to the sum of (a) one and one-half times the base salary and incentive bonus (calculated at 100% of his base salary) (the "Salary") that he would have received during the then-remaining term of his agreement and (b) two times his base salary for the then-remaining term of his agreement. Through the Expiration Date, Mr. Khoury would also continue to receive the Salary and continued health, welfare and perquisite benefits. Mr. Khoury would also be entitled to receive a lump sum payment of the Retirement Compensation he would have been entitled to receive had he continued his employment until May 28, 2003. Upon the execution of an agreement that would, if consummated, constitute a change in control, all stock options held by Mr. Khoury will immediately vest and become exercisable. The Employment Agreement also provides that in the event that any payments made to Mr. Khoury that are contingent upon a change in control are subject to excise tax as an "excess parachute payment" under the Internal Revenue Code, Mr. Khoury would also receive a parachute excise tax "gross-up" payment.

     In the event his employment is terminated for any reason other than his death or incapacity, Mr. Khoury is entitled to a lump sum severance amount equal to his annual salary. In addition, during the five years following Mr. Khoury's termination of employment for any reason other than death, we will continue to provide him other perquisite benefits.

    During the term of the agreement and for a period of two years thereafter, Mr. Khoury may not compete with us or solicit our employees. In addition, Mr. Khoury is subject to a confidentiality provision that lasts indefinitely.

     Mr. Khoury is also party to an employment agreement with Advanced Thermal Sciences Corporation, our wholly owned subsidiary ("ATS"), dated July 12, 2000, pursuant to which he serves as Chairman of the board of directors and Chief Executive Officer of ATS. The term of his agreement with ATS initially expires on July 12, 2005, but it is automatically renewed for consecutive one-year periods until either Mr. Khoury or ATS gives the other party at least 30 days' written notice prior to the end of the then-applicable expiration date. Under his employment agreement with ATS, Mr. Khoury receives a base salary of $100,000 per year, subject to adjustment from time to time by ATS's board of directors. Mr. Khoury is also entitled to receive an annual performance incentive bonus at the discretion of ATS's board of directors. During Mr. Khoury's employment with ATS, he is entitled to participate in any applicable stock option plans of ATS. Upon termination of his service with ATS for any reason, Mr. Khoury will receive salary and benefit continuation for twelve months.

     Upon termination (or constructive termination) of Mr. Khoury's employment with ATS resulting from a change of control of ATS (as defined), he will receive a lump sum amount equal to his salary (as in effect as of the termination date) and continuation of his salary, bonus, benefits and prerequisites through the expiration date of his then-current term.

    Robert J. Khoury. Mr. Robert Khoury is party to an employment agreement with the company, amended as of May 15, 2002. The term of the employment agreement extends through the Expiration Date, unless otherwise terminated. Under the employment agreement, Mr. Khoury receives a base salary of $710,000 per year, subject to cost of living and other increases as determined from time to time by the Board of Directors. Mr. Khoury is also entitled to receive an annual incentive bonus at the discretion of the Board of Directors. In all other respects, Mr. Khoury's employment agreement contains substantially similar provisions to those in Mr. Amin J. Khoury's employment agreement as described above; however, Mr. Khoury is not an employee of ATS.

     Thomas P. McCaffrey. Mr. McCaffrey is party to an employment agreement which was amended May 15, 2002, and which extends through three years from any date as of which the term is being determined unless sooner terminated (the "Expiration Date"). Under the employment agreement, Mr. McCaffrey receives a base salary of $345,000 per year subject to cost of living and other increases as determined from time to time by the Board of Directors. Mr. McCaffrey is also entitled to receive an annual incentive bonus at the discretion of the Board of Directors.

     In the event of Mr. McCaffrey's death, his designee will receive (i) amount equal to the salary that would have been due to Mr. McCaffrey through the Expiration Date and (ii) the Retirement Compensation. In the event of Mr. McCaffrey's incapacity, he will receive (i) his salary and welfare benefits through the Expiration Date and (ii) the Retirement Compensation. If Mr. McCaffrey is terminated for cause (as defined) he will only be entitled to receive his unpaid salary and benefits accrued through the date of termination.

     Upon a change in control (as defined), Mr. McCaffrey will receive (i) a lump sum amount equal to (a) two times his then-current salary and (b) two times the base salary that he would have received through the Expiration Date, (ii) continued life insurance and welfare benefits for a period of five years after the Expiration Date and (iii) the Retirement Compensation, less any previously distributed amounts. In addition, upon the execution of an agreement that would constitute a change in control (regardless of whether such agreement is consummated) all stock options held by Mr. McCaffrey will immediately vest and become exercisable. In the event that any payments made to Mr. McCaffrey that are contingent upon a change in control constitute an "excess parachute payment" under the Internal Revenue Code, Mr. McCaffrey will be entitled to receive an excise tax "gross-up" payment from the company.

     In the event his employment is terminated for any reason other than his death or incapacity, Mr. McCaffrey is also entitled to a lump sum severance amount equal to his annual salary.

     Scott A. Smith. Mr. Smith is party to an employment agreement dated March 6, 1998 that is automatically renewed for consecutive one-year periods until either Mr. Smith or the company gives the other party at least 30 days written notice prior to the end of the next calendar year. Pursuant to the employment agreement, Mr. Smith receives a base salary of $321,100 per year, subject to adjustment from time to time by the Board of Directors. Mr. Smith is also entitled to receive an annual incentive bonus at the discretion of the Board of Directors, which may not exceed 100% of his then current salary. In the event of Mr. Smith's death, his designee will receive an amount equal to the salary that would have been due through the expiration of the then-applicable term. In the event of Mr. Smith's incapacity, Mr. Smith will continue to receive his then current salary and benefits through the expiration date of the then-applicable term or until Mr. Smith obtains alternate employment. In the event there is a change in control (as defined) prior to the expiration date as a result of which Mr. Smith's employment is terminated or he resigns because of a change in his position, powers, duties, salary or benefits, Mr. Smith will receive (i) a lump sum amount equal to his then-current salary and (ii) salary and benefit continuation through the expiration date of the then-applicable term.

     Roman G. Ptakowski. Mr. Ptakowski is party to an employment agreement dated December 8, 1997 that is automatically renewed for additional one-year terms unless either Mr. Ptakowski or the company gives the other party at least 30 days written notice prior to the then-applicable expiration date. Under the terms of his employment agreement, Mr. Ptakowski receives an annual salary of $247,286 per year subject to adjustment from time to time by the Board of Directors. In all other respects, Mr. Ptakowski's agreement is substantially similar to Mr. Smith's employment agreement.

     Michael B. Baughan. Mr. Baughan is party to an employment agreement dated May 28, 1999 that is automatically renewed for additional one-year terms unless either Mr. Baughan or the company gives the other party at least 30 days written notice prior to the then-applicable expiration date. Under the terms of his employment agreement, Mr. Baughan receives an annual salary of $251,550 per year subject to adjustment from time to time by the Board of Directors. In all other respects, Mr. Baughan's agreement is substantially similar to Mr. Smith's employment agreement.

     Mark D. Krosney. Mr. Krosney is party to an employment agreement dated January 15, 2001 that is automatically renewed for additional one-year terms unless either Mr. Krosney or the company gives the other party at least 30 days written notice prior to the then-applicable expiration date. Under the terms of his employment agreement, Mr. Krosney receives an annual salary of $231,114 per year subject to adjustment from time to time by the Board of Directors. In all other respects, Mr. Krosney's agreement is substantially similar to Mr. Smith's employment agreement.

     Robert A. Marchetti. Mr. Marchetti is party to an employment agreement dated February 26, 2001 that is automatically renewed for additional one-year terms unless either Mr. Marchetti or the company gives the other party at least 30 days written notice prior to the then-applicable expiration date. Under the terms of his employment agreement, Mr. Marchetti receives an annual salary of $231,114 per year subject to adjustment from time to time by the Board of Directors. In all other respects, Mr. Marchetti's agreement is substantially similar to Mr. Krosney's employment agreement.

Compensation of Directors

     Directors who are also our employees receive no additional compensation for serving on our Board of Directors. Directors who are not also our employees (the "Eligible Directors") receive compensation of $12,500 per calendar quarter, half in cash and half in our common stock pursuant to our Non-Employee Directors Deferred Stock Plan. The portion of the compensation paid in the form of shares of common stock is held in an account until the termination of a director's service, when the shares are distributed to the director in the form elected. The Board of Directors has the authority to accelerate the distribution of the shares in extraordinary circumstances. In the event of a change of control (as defined), the share accounts will be distributed to the directors in a lump sum.

     Eligible Directors are also entitled to participate in our 2001 Non-Employee Directors' Stock Option Plan, as amended from time to time. Under our Plan, each Eligible Director is awarded options to purchase 5,000 shares of common stock on December 15th of each year the plan is in effect, provided he or she is an Eligible Director on that date. In addition, each Eligible Director is awarded options to purchase 35,000 shares of common stock as of the date of his or her first election as a director. The exercise price of all options granted under the 2001 Non-Employee Directors' Plan may not be less than 100% of the fair market value of our common stock on the date of the grant. Options expire 10 years after the date of grant and become exercisable with respect to 25% of the shares on each of the first through fourth anniversaries of the date of grant, subject to certain conditions that accelerate vesting. On December 17, 2001, each of the following directors was awarded an option to purchase 5,000 shares of common stock at a price of $8.75 per share: Jim C. Cowart, Richard G. Hamermesh, Jonathan M. Schofield and Brian H. Rowe.



                [Remainder of this page intentionally left blank]

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table and notes thereto set forth certain information with respect to the beneficial ownership of our common stock as of May 14, 2002 by
(i) each person who is known to us to beneficially own more than 5% of the outstanding shares of common stock of the company; (ii) each of our chief executive officer and the seven other most highly paid executive officers in Fiscal 2002 and each of our directors; and (iii) all of our executive officers and directors as a group. Except as otherwise indicated, each of the stockholders named below has sole voting and investment power with respect to the shares of common stock beneficially owned:


                                                                                              Common Stock
                                                                                          Beneficially Owned
                                                                                                        Percent of
                                                                                      Number of         Outstanding
                                                                                       Shares            Shares(1)
                                                                                      ---------         -----------
ICM Asset Management, Inc........................................................    4,099,692              10.75%
   601 West Main Avenue
   Spokane, WA  99201
Mellon Financial Corporation.....................................................    2,114,030               5.55%
   One Mellon Center
   Pittsburgh, PA  15258
Amin J. Khoury+*.................................................................      760,000  (2)          1.99%
Robert J. Khoury+*...............................................................      584,055  (3)          1.53%
Thomas P. McCaffrey+.............................................................      410,085  (4)          1.08%
Jim C. Cowart*...................................................................      286,200  (5)           **
Scott A. Smith+..................................................................      235,314  (6)           **
Roman G. Ptakowski+..............................................................      183,028  (7)           **
Brian H. Rowe*...................................................................      155,000  (8)           **
Michael B. Baughan+..............................................................      131,648  (9)           **
Mark D. Krosney+.................................................................       56,750 (10)           **
Richard G. Hamermesh*............................................................       49,850 (11)           **
Robert A. Marchetti+.............................................................       28,478 (12)           **
Jonathan M. Schofield*...........................................................       12,750 (13)           **
All Directors and Executive Officers as a group (14 Persons).....................    3,104,879               8.14%
--------------

  +  Named Executive Officer
  *  Director of the company
**   Less than 1 percent

(1) The number of shares of common stock deemed outstanding includes: (i) 35,462,101 shares of common stock outstanding as of May 15, 2002 and (ii) shares of common stock subject to outstanding stock options which are exercisable by the named individual or group in the next sixty days (commencing May 15, 2002).
(2) Includes 637,500 shares issuable upon the exercise of stock options exercisable in the next sixty days. Excludes options to purchase 147,500 shares of common stock that are not exercisable in the next sixty days. Excludes shares owned by children and grandchildren in which Mr. Khoury has no beneficial interest.
(3) Includes 537,500 shares issuable upon the exercise of stock options exercisable in the next sixty days and shares owned pursuant to our 401(k) Plan. Excludes options to purchase 147,500 shares of common stock that are not exercisable in the next sixty days.
(4) Includes 355,000 shares issuable upon the exercise of stock options exercisable in the next sixty days and shares owned pursuant to our 401(k) Plan. Excludes options to purchase 95,000 shares of common stock that are not exercisable in the next sixty days.
(5) Includes 97,500 shares issuable upon the exercise of stock options exercisable in the next sixty days. Excludes options to purchase 12,500 shares of common stock that are not exercisable in the next sixty days.
(6) Includes 205,000 shares issuable upon the exercise of stock options exercisable in the next sixty days and shares owned pursuant to our 401(k) Plan. Excludes options to purchase 75,000 shares of common stock that are not exercisable in the next sixty days.
(7) Includes 173,750 shares issuable upon the exercise of stock options exercisable in the next sixty days and shares owned pursuant to our 401(k) Plan. Excludes options to purchase 81,250 shares of common stock that are not exercisable in the next sixty days.

(8) Includes 57,500 shares issuable upon the exercise of stock options exercisable in the next sixty days. Excludes options to purchase 12,500 shares of common stock that are not exercisable in the next sixty days.
(9) Includes 123,750 shares issuable upon the exercise of stock options exercisable in the next sixty days and shares owned pursuant to our 401(k) Plan. Excludes options to purchase 72,500 shares of common stock that are not exercisable in the next sixty days.
(10) Includes 56,250 shares issuable upon the exercise of stock options exercisable in the next sixty days. Excludes options to purchase 61,250 shares of common stock that are not exercisable in the next sixty days.
(11) Includes 16,250 shares issuable upon the exercise of stock options exercisable in the next sixty days. Excludes options to purchase 12,500 shares of common stock that are not exercisable in the next sixty days.
(12) Includes 27,500 shares issuable upon the exercise of stock options exercisable in the next sixty days and shares owned pursuant to our 401(k) Plan. Excludes options to purchase 57,500 shares of common stock that are not exercisable in the next sixty days.
(13) Includes 8,750 shares issuable upon the exercise of stock options exercisable in the next sixty days. Excludes options to purchase 31,250 shares of common stock that are not exercisable in the next sixty days.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Relationships and Related Transactions

     In 1990, we adopted a formal policy whereby all transactions between our officers, directors, principal stockholders or other affiliates must be on terms no less favorable to the company than could be obtained from unaffiliated third parties on an arm's-length basis, and such transactions will be approved by a majority of our independent and disinterested directors.

    During fiscal 2002, Jim C. Cowart, a director of the company, received compensation for his involvement in our acquisition program and for various consulting services he performed for us. We issued an aggregate of 51,345 shares of common stock to JCDL, Inc. as nominee for Mr. Cowart and David Lahar in connection with our acquisition of Alson Industries, Inc., T.L. Windust Machine, Inc., DMGI, Inc. and Maynard Precision, Inc. Of the shares of common stock held by JCDL, Inc., 33,600 (with an aggregate fair market value of $750,000) were beneficially owned by Mr. Cowart. Mr. Cowart also received a cash payment of $200,000 during fiscal 2002 for consulting services provided to us relating to our acquisition of Nelson Aero Space, Inc. and M & M Aerospace Hardware, Inc.




                [Remainder of this page intentionally left blank]

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   The following documents are filed as part of this Form 10-K:

      1. Consolidated Financial Statements

         Independent Auditors' Report.

         Consolidated Balance Sheets, February 23, 2002 and February 24, 2001.

         Consolidated Statements of Operations and Comprehensive Income (Loss) for the Years Ended February 23, 2002, February 24, 2001 and February 26, 2000.

         Consolidated Statements of Stockholders' Equity for the Years Ended February 23, 2002, February 24, 2001 and February 26, 2000.

         Consolidated Statements of Cash Flows for the Years Ended February 23, 2002, February 24, 2001 and February 26, 2000.

         Notes to Consolidated Financial Statements for the Years Ended February 23, 2002, February 24, 2001 and February 26, 2000.

      2. Consolidated Financial Statement Schedule

         Schedule II - Valuation and Qualifying Accounts

         All other consolidated financial statement schedules are omitted because such schedules are not required or the information required has been presented in the aforementioned consolidated financial statements.

     3. Exhibits - The exhibits listed in the following "Index to Exhibits" are filed with this Form 10-K or incorporated by reference as set forth below.

(b) The following reports and registration statements were filed during the quarter ended February 23, 2002.
      None

(c) The exhibits listed in the following "Index to Exhibits" are filed with this Form 10-K or incorporated by reference as set forth below.

(d)   Additional Financial Statement Schedules - None.

                                INDEX TO EXHIBITS
Exhibit
Number                  Description

Exhibit 3  Articles of Incorporation and By-Laws

3.1   Amended and Restated Certificate of Incorporation (1)
3.2   Certificate of Amendment of the Restated Certificate of Incorporation (2)
3.3   Certificate of Amendment of the Restated Certificate of Incorporation (8)
3.4   Amended and Restated By-Laws (9)

Exhibit 4 Instruments Defining the Rights of Security Holders, including debentures

4.1   Specimen Common Stock Certificate (1)
4.2   Form of Note for the Registrant's 9 1/2% Senior Subordinated Notes (10)
4.3 Indenture dated November 2, 1998 between The Bank of New York, as trustee, and the Registrant relating to the Registrant's 9 1/2% Senior Subordinated Notes (10)
4.4   Form of Note for the Registrant's 8% Series B Senior Subordinated
      Notes (3)
4.5   Indenture dated February 13, 1998 for the Registrant's issue of 8%
      Senior Subordinated Notes (3)
4.6 Indenture dated April 17, 2001 between The Bank of New York, as trustee, and the Registrant relating to the Registrant's 8 7/8% Senior Subordinated Notes and Series B 8 7/8% Senior Subordinated Notes (15)
4.7 Form of Note for the Registrant's 8 7/8% Senior Subordinated Notes and Series B Subordinated Notes (15)
4.8 Rights Agreement between the Registrant and BankBoston, N.A., as rights agent, dated as of November 12, 1998 (9)

Exhibit 10(i)   Material Contracts

10.1 Credit Agreement dated as of August 21, 2001 between the Registrant, Lenders, JP Morgan Securities Inc. and The Chase Manhattan Bank (17)
10.2  Amendment No. 1 to the Credit Agreement (18)
10.3 Acquisition Agreement dated as of December 14, 1995 by and among the Registrant, Eagle Industrial Products Corporation, Eagle Industries, Inc. and Great American Management and Investment, Inc. (4)
10.4 Asset Purchase Agreement dated as of April 16, 1998 by and between Stanford Aerospace Group, Inc. and the Registrant (5)
10.5 Stock Purchase Agreement dated as of March 31, 1998 by and between the Registrant and Puritan Bennett Corporation (6)
10.6 Acquisition Agreement dated July 21, 1998 among the Registrant and Sellers named therein (21)
10.7 Agreement with Thomson-CSF Sextant, Inc. for the sale of a 49% interest in the company's In-Flight Entertainment business (13)
10.8 Acquisition Agreement dated as of August 10, 2001 among the Registrant and the Shareholders of M&M Aerospace, Inc. (16)

Exhibit 10(ii)     Leases

10.09 Lease dated October 20, 1997 by and between Snap-on Incorporated, as lessor and Aerospace Lighting Corp., as lessee related to the Holbrook, New York property.*

Exhibit
Number                  Description

10.10 Lease dated October of 1998 between Kilroy Realty, L.P., as lessor and the Registrant, as lessee, related to the Anaheim, California property.*
10.11 Lease dated October 16, 1997, by and between Flight Structures, Inc, as the lessee and Arlington Developers, as lessor related to the Arlington, Washington property.*
10.12 Lease dated May 5, 2000, by and between Arlington Associates, as landlord and Flight Structures, Inc., as tenant related to the Arlington, Washington property.*
10.13 Lease dated June 9, 1997, by and between Pacific Industrual Park LP1 and Flight Structures, Inc., as tenant related to the Arlington, Washington property.*
10.14 Lease dated February 20, 2001, between Pelmad Corporation, as landlord and the Registrant, as tenant related to the Miami, Florida property.*

Exhibit 10(iii)  Executive Compensation Plans and Arrangements

10.15 Amended and Restated Employment Agreement as of September 14, 2001
      Between the Registrant and Amin J. Khoury. (17)
10.16 Amendment No. 1 to Amended and Restated Employment Agreement dated
      May 15, 2002 between the Registrant and Amin J. Khoury.*
10.17 Amended and Restated Employment Agreement as of September 14, 2001 Between the Registrant and Robert J. Khoury. (17)
10.18 Amendment No. 1 to Amended and Restated Employment Agreement dated
      May 15, 2002 between the Registrant and Robert J. Khoury.*
10.19 Amended and Restated Employment Agreement as of September 14, 2001
      Between the Registrant and Thomas P. McCaffrey.  (17)
10.20 Amendment No. 1 to Amended and Restated Employment Agreement dated September 14, 2001 between the Registrant and Thomas P. McCaffrey.*
10.21 Amendment No. 2 to Amended and Restated Employment Agreement dated
      May 15, 2002 between the Registrant and Thomas P. McCaffrey.*
10.22 Employment Agreement dated as of March 6, 1998 between the Registrant and Scott A. Smith.*
10.23 Employment Agreement dated as of December 7, 1997 between the Registrant and Roman G. Ptakowski.*
10.24 Employment Agreement dated as of May 28, 1999 between the Registrant and Michael B. Baughan.*
10.25 Employment Agreement dated as of January 15, 2001 between the Registrant and Mark D. Krosney.*
10.26 Employment Agreement dated as of February 26, 2001 between the Registrant and Robert A. Marchetti.*
10.27 Amended and Restated 1989 Stock Option Plan.  (19)
10.28 Amendment No. 1 to Amended and Restated 1989 Stock Option Plan.  (12)
10.29 1991 Directors' Stock Option Plan.  (7)
10.30 United Kingdom 1992 Employee Share Option Scheme.  (2)
10.31 1996 Stock Option Plan.  (19)
10.32 Amendment No. 1 to the 1996 Stock Option Plan.  (12)
10.33 Amendment No. 2 to the 1996 Stock Option Plan.  (14)
10.34 2001 Stock Option Plan.  (20)
10.35 2001 Directors' Stock Option Plan.  (20)
10.36 1994 Employee Stock Purchase Plan (Amended and Restated as of
      January 19, 2000).  (14)
10.37 Supplemental Executive Deferred Compensation Plan III.  (11)

Exhibit 12 Statements re computation of ratios

12.1  Statement of computation of ratio of earnings to fixed charges*

Exhibit 21 Subsidiaries of the Registrant

21.1  Subsidiaries *

Exhibit 23 Consents of Experts and Counsel

23.1  Consent of Independent Accountants - Deloitte & Touche LLP*

------------------
* Filed herewith.

(1) Incorporated by reference to the company's Registration Statement on Form S-1, as amended (No. 33-33689), filed with the Commission on March 7, 1990.
(2) Incorporated by reference to the company's Registration Statement on Form S-1, as amended (No. 333-54146), filed with the Commission on November 3, 1992.
(3) Incorporated by reference to the company's Registration Statement on Form S-4 (No. 333-47649), filed with the Commission on March 10, 1998.
(4) Incorporated by reference to the company's Current Report on Form 8-K dated December 14, 1995, filed with the Commission on December 28,
       1995.
(5) Incorporated by reference to the company's Current Report on Form 8-K dated May 8, 1998, filed with the Commission on May 8, 1998.
(6) Incorporated by reference to the company's Current Report on Form 8-K dated March 31, 1998, filed with the Commission on April 27, 1998.
(7) Incorporated by reference to the company's Registration Statement on Form S-8 (No. 333-48010), filed with the Commission on May 26, 1992.
(8) Incorporated by reference to the company's Registration Statement on Form S-3 (No. 333-60209), filed with the Commission on July 30, 1998.
(9) Incorporated by reference to the company's Current Report on Form 8-K dated November 12, 1998, filed with the Commission on November 18,
       1998.
(10) Incorporated by reference to the company's Registration Statement on Form S-4 (No. 333-67703), filed with the Commission on January 13, 1999.
(11)   Incorporated by reference to the company's Quarterly Report on Form
       10-Q for the quarter ended May 29, 1999, filed with the Commission on July 9, 1999.
(12) Incorporated by reference to the company's Registration Statement on Form S-8 (No. 333-89145), filed with the Commission on October 15, 1999.
(13)   Incorporated by reference to the company's Quarterly Report on Form
       10-Q for the quarter ended November 27, 1999, filed with the Commission on January 7, 2000.
(14) Incorporated by reference to the company's Registration Statement on Form S-8 (No. 333-30578), filed with the Commission on February 16, 2000.
(15) Incorporated by reference to the company's Registration Statement on Form S-4 (No. 333-62674) as filed with the Commission on June 8, 2001.
(16) Incorporated by reference to the company's Current Report on Form 8-K dated August 10, 2001 and filed with the Commission on August 21, 2001.
(17)   Incorporated by reference to the company's Quarterly Report on Form
       10-Q for the quarter ended August 25, 2001, filed with the Commission on October 9, 2001.
(18)   Incorporated by reference to the company's Quarterly Report on Form
       10-Q for the quarter ended November 24, 2001, filed with the Commission on January 8, 2002.
(19) Incorporated by reference to the company's Registration Statement on Form S-8 (No. 333-14037), filed with the Commission on October 15, 1996.
(20) Incorporated by reference to the company's Registration Statement on Form S-8 (No. 333-71442), filed with the Commission on October 11, 2001.
(21) Incorporated by reference to the company's Current Report on Form 8-K dated August 24, 1998, filed with the Commission on August 24, 1998.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           BE AEROSPACE, INC.




                                           By:    /s/
                                           ------------------------
                                           Robert J. Khoury
                                           President and Chief Executive Officer

Dated: May 14, 2002


Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed on May 14, 2002 by the following persons on behalf of the registrant in the capacities indicated.


     Signature                      Title



                                    Chairman
-----------------------------------
Amin J. Khoury


                                    President and Chief Executive Officer
-----------------------------------
Robert J. Khoury


                                    Corporate Senior Vice President of
                                    Administration  and Chief
                                    Financial Officer
-----------------------------------
Thomas P. McCaffrey                 (principal financial and accounting officer)



                                    Director
-----------------------------------
Jim C. Cowart



                                    Director
-----------------------------------
Richard G. Hamermesh


                                    Director
-----------------------------------
Brian H. Rowe



                                    Director
-----------------------------------
Jonathan M. Schofield

ITEM 8.  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE
                                                                            Page


Independent Auditors' Report                                                 F-2

Consolidated Financial Statements:

   Consolidated Balance Sheets, February 23, 2002 and February 24, 2001      F-3

   Consolidated Statements of Operations and Comprehensive                   F-4
   Income (Loss) for the Years Ended February 23, 2002,
   February 24, 2001 and February 26, 2000

   Consolidated Statements of Stockholders' Equity for the Years Ended       F-5
   February 23, 2002, February 24, 2001 and February 26, 2000

   Consolidated Statements of Cash Flows for the Years Ended                 F-6
   February 23, 2002, February 24, 2001 and February 26, 2000

   Notes to Consolidated Financial Statements for the Years Ended            F-7
   February 23, 2002, February 24, 2001 and February 26, 2000

Consolidated Financial Statement Schedule:

   Schedule II - Valuation and Qualifying Accounts for the Years Ended      F-23
   February 23, 2002, February 24, 2001 and February 26, 2000


                  [Remainder of page intentionally left blank]

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
BE Aerospace, Inc.
Wellington, Florida


    We have audited the accompanying consolidated balance sheets of BE Aerospace, Inc. and subsidiaries as of February 23, 2002 and February 24, 2001, and the related consolidated statements of operations and comprehensive income
(loss), stockholders' equity, and cash flows for each of the three fiscal years in the period ended February 23, 2002. Our audits also included the financial statement schedule on page F-23. These financial statements and financial statement schedule are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of BE Aerospace, Inc. and subsidiaries as of February 23, 2002 and February 24, 2001, and the results of their operations and their cash flows for each of the three fiscal years in the period ended February 23, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


DELOITTE & TOUCHE LLP


Costa Mesa, California
April 8, 2002

CONSOLIDATED BALANCE SHEETS, FEBRUARY 23, 2002 AND FEBRUARY 24, 2001 (In millions, except per share data)

ASSETS                                                                                            2002            2001
------                                                                                            ----            ----
Current Assets:
    Cash and cash equivalents                                                                $   159.5         $   60.3
    Accounts receivable - trade, less allowance for doubtful
       accounts of $4.9 (2002) and $2.6 (2001)                                                    93.3             99.7
    Inventories, net                                                                             157.0            135.0
    Other current assets                                                                          46.6             50.1
                                                                                             ---------         --------
       Total current assets                                                                      456.4            345.1

Property and equipment, net                                                                      142.7            157.5
Goodwill, net                                                                                    333.1            216.1
Identified intangibles and other assets, net                                                     196.1            217.3
                                                                                             ---------         --------
                                                                                             $ 1,128.3         $  936.0
                                                                                             =========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts payable                                                                         $    48.1         $   64.7
    Accrued liabilities                                                                          102.2             99.7
    Current portion of long-term debt                                                              1.3              5.8
                                                                                             ---------         --------
       Total current liabilities                                                                 151.6            170.2
                                                                                             ---------         --------

Long-term debt (Note 9)                                                                          853.5            603.8
Other liabilities                                                                                  2.1             26.7

Commitments and contingencies (Note 11)

Stockholders' Equity:
    Preferred stock, $0.01 par value; 1 million shares
       authorized; no shares outstanding                                                           -                -
    Common stock, $0.01 par value; 50 million shares
       authorized; 34.4 million (2002) and 28.5 million (2001)
       shares issued and outstanding                                                               0.3              0.3
    Additional paid-in capital                                                                   405.3            311.5
    Accumulated deficit                                                                         (258.7)          (154.6)
    Accumulated other comprehensive loss                                                         (25.8)           (21.9)
                                                                                             ---------         --------
       Total stockholders' equity                                                                121.1            135.3
                                                                                             ---------         --------
                                                                                             $ 1,128.3         $  936.0
                                                                                             =========         ========

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) FOR THE YEARS ENDED FEBRURY 23, 2002, FEBRUARY 24, 2001 AND FEBRUARY 26, 2000
(In millions, except per share data)

                                                                                      Year Ended
                                                                 ----------------------------------------------------
                                                                 February 23,        February 24,        February 26,
                                                                         2002                2001                2000
                                                                     --------           ---------           ---------

Net sales                                                            $  680.5           $   666.4           $   723.3

Cost of sales (Note 3)                                                  530.1               416.6               543.6
                                                                     --------           ---------           ---------

Gross profit                                                            150.4               249.8               179.7

Operating expenses:
Selling, general and administrative                                     114.4               100.8                94.9
Research, development and engineering                                    43.5                48.9                54.0
Amortization of intangible assets                                        25.0                23.4                24.1
                                                                     --------           ---------           ---------
   Total operating expenses                                             182.9               173.1               173.0
                                                                     --------           ---------           ---------

Operating (loss) earnings                                               (32.5)               76.7                 6.7

Equity in losses of unconsolidated subsidiary                                                 -                   1.3

Interest expense, net                                                    60.5                54.2                52.9
                                                                     --------           ---------           ---------

(Loss) earnings before income taxes and extraordinary item              (93.0)               22.5               (47.5)

Income taxes                                                              1.8                 2.2                 3.3
                                                                     --------           ---------           ---------

Net (loss) earnings before extraordinary item                           (94.8)               20.3               (50.8)

Extraordinary item                                                        9.3                   -                   -
                                                                     --------           ---------           ---------

Net (loss) earnings                                                    (104.1)               20.3               (50.8)

Other comprehensive loss:
   Foreign exchange translation adjustment                               (3.9)              (11.3)               (4.5)
                                                                     --------           ---------           ---------
Comprehensive (loss) income                                          $ (108.0)          $     9.0           $   (55.3)
                                                                     ========           =========           =========

Basic (loss) earnings per share before extraordinary item            $  (2.90)           $   0.80           $   (2.05)

Extraordinary item                                                   $  (0.28)                  -                   -
                                                                     --------           ---------           ---------

Basic (loss) earnings per share                                      $  (3.18)          $    0.80           $   (2.05)
                                                                     ========           =========           =========

Weighted average common shares                                           32.7                25.4                24.8
                                                                     ========           =========           =========

Diluted (loss) earnings per share before extraordinary item          $  (2.90)          $    0.78           $   (2.05)

Extraordinary item                                                      (0.28)                  -                   -
                                                                     --------           ---------           ---------

Diluted (loss) earnings per share                                    $  (3.18)          $    0.78           $   (2.05)
                                                                     ========           =========           =========

Weighted average common shares                                           32.7                25.9                24.8
                                                                     ========           =========           =========


See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED FEBRUARY 23, 2002, FEBRUARY 24, 2001 AND FEBRUARY 26, 2000 (in millions)

                                                                                           Accumulated
                                                                Additional                    Other           Total
                                             Common Stock        Paid-in   Accumulated    Comprehensive     Stockholders'
                                          Shares       Amount    Capital      Deficit         Loss            Equity
                                          ------       ------    -------      -------         ----            ------

Balance, February 27, 1999                  24.6       $  0.2     $245.8     $(124.1)        $ (6.1)          $115.8
   Sale of stock under
    employee stock purchase plan             0.1            -        1.3           -              -              1.3
   Exercise of stock options                   -            -        0.5           -              -              0.5
   Employee benefit plan
    matching contribution                    0.2            -        2.1           -              -              2.1
   Net loss                                    -            -          -       (50.8)             -            (50.8)
   Foreign currency translation
    adjustment                                 -            -          -           -           (4.5)            (4.5)
                                            ----       ------     ------     --------        ------           ------
Balance, February 26, 2000                  24.9          0.2      249.7      (174.9)         (10.6)            64.4
   Sale of stock under
    employee stock purchase plan             0.3            -        2.1           -              -              2.1
   Exercise of stock options                 0.6            -        6.4           -              -              6.4
   Employee benefit plan
    matching contribution                    0.2            -        1.9           -              -              1.9
   Issuance of stock in connection
    with acquisitions                        2.5          0.1       51.4           -              -             51.5
   Net earnings                                -            -          -        20.3              -             20.3
   Foreign currency translation
    adjustment                                 -            -          -           -          (11.3)           (11.3)
                                            ----       ------     ------     -------         ------           ------
Balance, February 24, 2001                  28.5          0.3      311.5      (154.6)         (21.9)           135.3
   Sale of stock under
    employee stock purchase plan             0.1            -        1.9           -              -              1.9
   Exercise of stock options                 0.4            -        4.2           -              -              4.2
   Employee benefit plan
    matching contribution                    0.2            -        2.6           -              -              2.6
   Issuance of stock in connection
    with acquisitions                        2.4            -       42.9           -              -             42.9
   Sale of common stock
    under public offering                    2.8            -       42.2           -              -             42.2
   Net loss                                                                   (104.1)                         (104.1)
   Foreign currency translation
    adjustment                                 -            -          -           -           (3.9)            (3.9)
                                            ----       ------     ------     -------         ------           ------
Balance, February 23, 2002                  34.4       $  0.3     $405.3     $(258.7)        $(25.8)          $121.1
                                            ====       ======     ======     =======         ======           ======


See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED FEBRUARY 23, 2002, FEBRUARY 24, 2001 AND FEBRUARY 26, 2000 (in millions)


CASH FLOWS FROM OPERATING ACTIVITIES:                                              2002              2001            2000
                                                                                   ----              ----            ----

Net (loss) earnings                                                             $(104.1)           $ 20.3         $ (50.8)
  Adjustments to reconcile net (loss) earnings to
     net cash flows provided by operating activities:
       Extraordinary item                                                           9.3                 -               -
       Depreciation and amortization                                               46.8              42.8            42.2
       Provision for accounts receivable                                            1.9               0.6             2.0
       Deferred income taxes                                                         -                  -             1.1
       Impairment of property and equipment, inventories
         and other assets                                                          62.9                 -               -
       Impairment of intangible assets                                             20.4                 -               -
       Non-cash employee benefit plan contributions                                 2.6               1.9             2.1
  Changes in operating assets and liabilities, net of effects from acquisitions:
       Accounts receivable                                                         19.7               6.0            34.4
       Inventories                                                                  3.9              (6.4)           (8.8)
       Other current assets                                                        31.3               1.8           (10.1)
       Payables, accruals and other liabilities                                   (36.8)             (9.1)            4.8
                                                                                -------            ------         -------
Net cash flows provided by operating activities                                    57.9              57.9            16.9
                                                                                -------            ------         -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions, net of cash acquired                                             (207.9)                -               -
  Capital expenditures                                                            (13.9)            (17.2)          (33.2)
  Change in intangibles and other assets                                           (9.2)             (0.9)          (16.2)
                                                                                -------            ------         -------
Net cash flows used in investing activities                                      (231.0)            (18.1)          (49.4)
                                                                                -------            ------         -------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from Bank Credit Facility                                              155.0                 -            97.0
  Repayments of Bank Credit Facility                                              (66.7)            (24.5)          (68.1)
  Proceeds from issuance of stock, net of expenses                                 48.3               8.5             1.8
  Principal payments on long-term debt                                           (112.1)                -               -
  Proceeds from long-term debt                                                    248.4                 -               -
                                                                                -------            ------         -------
Net cash flows provided by (used in) financing activities                         272.9             (16.0)           30.7
                                                                                -------            ------         -------

Effect of exchange rate changes on cash flows                                      (0.6)             (0.9)           (0.3)
                                                                                -------            ------         -------

Net increase (decrease) in cash and cash equivalents                               99.2              22.9            (2.1)
Cash and cash equivalents, beginning of year                                       60.3              37.4            39.5
                                                                                -------            ------         -------
Cash and cash equivalents, end of year                                          $ 159.5            $ 60.3         $  37.4
                                                                                =======            ======         =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during year for:
  Interest, net                                                                 $  56.7            $ 56.2         $  51.7
  Income taxes, net                                                                 1.6               2.9             4.9
Interest capitalized in computer equipment and software                               -               0.3             1.5

SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:
Stock issued in connection with acquisitions                                       42.9              51.5               -
Liabilities assumed and accrued acquisition
  costs incurred in connection with the
  acquisitions                                                                     11.2              14.5               -
Reclassification of Sextant Note from long-term
  other asset to other current asset                                                  -              15.7               -


See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED FEBRUARY 23, 2002, FEBRUARY 24, 2001 AND FEBRUARY 26, 2000 (in millions, except per share data)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Organization and Basis of Presentation - BE Aerospace, Inc. and its wholly-owned subsidiaries (the "company" or "B/E") designs, manufactures, sells and services a broad line of commercial aircraft and business jet cabin interior products consisting of a broad range of seating products, interior systems, including structures as well as all food and beverage storage and preparation equipment and distributes aerospace fasteners. The company's principal customers are the operators of commercial and business jet aircraft and aircraft manufacturers. As a result, the company's business is directly dependent upon the conditions in the commercial airline, business jet and aircraft manufacturing industries. The accompanying financial statements are prepared in accordance with accounting principles generally accepted in the United States.

      Consolidation - The accompanying consolidated financial statements include the accounts of BE Aerospace, Inc. and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. The company's fiscal year ends on the last Saturday in February.

      Use of Estimates - The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

      Revenue Recognition - Sales of parts, assembled products and equipment are recorded on the date of shipment and passage of title or, if required, upon acceptance by the customer. Service revenues are recorded when services are performed. Revenues and costs under certain long-term contracts are recognized using contract accounting under the percentage-of-completion method. The company sells its products primarily to airlines worldwide, including occasional sales collateralized by letters of credit. The company performs ongoing credit evaluations of its customers and maintains reserves for estimated credit losses.

      Income Taxes - The company provides deferred income taxes for temporary differences between amounts of assets and liabilities recognized for financial reporting purposes and such amounts recognized for income tax purposes. Deferred income taxes are computed using enacted tax rates that are expected to be in effect when the temporary differences reverse. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

      Warranty Costs - Estimated costs related to product warranties are accrued at the time products are sold.

      Cash Equivalents - The company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

      Accounts Receivable - We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer's current credit worthiness, as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past.

      Inventories - We value our inventory at the lower of cost or market. We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated forecast of product demand and production requirements. As demonstrated during fiscal 2002, demand for our products can fluctuate significantly. Our estimates of future product demand may prove to be inaccurate, in which case we may have understated or overstated the provision required for excess and obsolete inventory. In the future, if our inventory is determined to be overvalued, we would be required to recognize such costs in our cost of goods sold at the time of such determination. Likewise, if our inventory is determined to be undervalued, we may have over-reported our costs of goods sold in previous periods and would be required to recognize such additional operating income at the time of sale.

      Goodwill and Identified Intangible Assets - Intangible assets consist of goodwill and other identified intangible assets associated with the company's acquisitions. Goodwill and other identified intangible assets acquired prior to June 30, 2001 are amortized on a straight-line basis over their estimated useful lives. Goodwill purchased in connection with the M & M acquisition was accounted for under the provisions of Statement of Financial Accounting Standards No. 141 and, accordingly, was not amortized during the six months ended February 23, 2002. At each balance sheet date, management assesses whether there has been any impairment in the value of intangible assets. If the carrying value of the asset exceeds the estimated undiscounted future cash flows from operating activities of the related business, an impairment is deemed to have occurred. In this event, the asset is written down accordingly. During the year ended February 23, 2002, management determined that certain intangible assets having an unamortized cost of $20.4 had been permanently impaired as a result of the decline in industry conditions and facility consolidation.

      Long-Lived Assets - The company accounts for the impairment and disposition of long-lived assets in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. In accordance with SFAS No. 121, long-lived assets are reviewed for events or changes in circumstances that indicate that their carrying value may not be recoverable. During the year ended February 23, 2002, management determined that certain property, plant and equipment had been permanently impaired as a result of the decline in industry conditions and facility consolidation. As a result, the company recorded a charge of $24.1 in the third quarter of the year ended February 23, 2002.

      Research and Development - Research and development expenditures are expensed as incurred.

      Foreign Currency Translation - The assets and liabilities of subsidiaries located outside the United States are translated into U.S. dollars at the rates of exchange in effect at the balance sheet dates. Revenue and expense items are translated at the average exchange rates prevailing during the period. Gains and losses resulting from foreign currency transactions are recognized currently in income, and those resulting from translation of financial statements are accumulated as a separate component of stockholders' equity.

New Accounting Pronouncements

    In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which the company adopted beginning fiscal 2002. SFAS No. 133 requires the company to record all derivatives on the balance sheet at fair value. The company does not currently hold derivatives or engage in hedging activities; therefore, its implementation did not have a material effect on the company's financial statements.

    In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The company has adopted SFAS 141 for acquisitions occurring subsequent to June 30, 2001 (see Note 2).

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

    The company is currently assessing but has not yet determined the impact of fully adopting SFAS 142 on its financial position and results of operations. The company currently believes the recurring impact will be to reduce amortization expense by approximately $15.0 annually, commencing in fiscal 2003.

    In June 2001, the FASB issued SFAS No. 143, Accounting for Retirement Obligations. SFAS 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS 143 is effective for fiscal years beginning after June 15, 2002, with early adoption permitted. The company is currently evaluating the provisions of SFAS 143 but expects that the provisions of SFAS 143 will not have a material impact on its consolidated results of operations and financial position upon adoption.

    In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of" and will be effective on February 24, 2002. We are assessing the impact, if any, SFAS No. 144 will have on our consolidated financial statements.

      Reclassifications - Certain reclassifications have been made to the prior year financial statements to conform to the February 23, 2002 presentation.

2.    ACQUISITIONS AND DISPOSITION

      The company has completed a number of acquisitions and a disposition. The following is a summary of these transactions:

2002 Acquisitions

    Effective May 8, 2001, the company acquired the outstanding common stock of Nelson Aero Space, Inc. for approximately $20.0. Effective July 18, 2001, the company acquired the outstanding common stock of Denton Jet Interiors, Inc. for approximately $16.0. Both of the transactions have been accounted for using purchase accounting. The assets purchased and liabilities assumed have been reflected in the accompanying balance sheet as of February 23, 2002.

    On September 14, 2001, the company acquired M & M Aerospace Hardware, Inc. ("M & M") for $184.7. M & M is a leading distributor of aerospace fasteners. The M & M acquisition was completed by issuing to the former shareholders a total of approximately 1.9 million shares of B/E stock valued at $32.7, paying them $152.0 in cash and assuming current liabilities of approximately $8.8. The company financed this acquisition through cash on hand and approximately $100.0 of borrowings under its bank credit facility. This transaction has been accounted for using purchase accounting and has been included in the company's operations since the date of acquisition.

    The company has not yet completed the evaluation and allocation of the purchase price for the 2002 acquisitions as the appraisals associated with the valuation of certain tangible assets are not yet complete. The company does not believe that the appraisals will materially modify the preliminary purchase price allocation.

        The initial purchase price of M & M has been allocated based on independent appraisals and management's estimates as follows:

        Accounts receivable                                       $ 13.4
        Inventories                                                 53.8
        Other current assets                                         0.2
        Property and equipment                                      16.7
        Goodwill, (non-amortizing, tax deductible)                  88.3
        Trademark (indefinite life, non-amortizing)                 19.4
        Noncompete agreement (useful life of 8 years)                1.7
        Current liabilities                                         (8.8)
                                                                   -----
                                                                  $184.7
                                                                  ======

    The company believes that the M&M acquisition resulted in the recognition of goodwill primarily because of its industry position, management strength and potential to serve as a platform for the consolidation of the business segment.

    The following pro forma unaudited financial data for 2002 is presented to illustrate the estimated effects of the 2002 acquisitions and 2001 acquisitions as if the transactions had occurred as of the beginning of each fiscal period presented. These results for fiscal 2002 include approximately $40.0 of inventory adjustments recorded by M&M in the period prior to the acquisition.

                                                           2002              2001
                                                      ---------------- -----------------

Net sales                                                 $  741.4         $ 824.0
Net (loss) earnings before extraordinary item                123.9            36.3
Diluted (loss) earnings per share before
   extraordinary item                                     $  (3.67)        $  1.18
Net (loss) earnings                                         (133.2)           36.3
Diluted (loss) earnings per share                         $  (3.95)        $  1.18


    The company recorded costs and expenses associated with the acquisition of M & M of approximately $6.8 which is included as a component of selling, general and administrative expenses in the accompanying Consolidated Statements of Operations for the year ended February 23, 2002.

2001 Acquisitions

      Effective February 24, 2001, the company acquired four companies, Alson Industries, Inc., T.L. Windust Machine, Inc., DMGI, Inc. and Maynard Precision, Inc. (the "2001 Acquisitions"). These businesses specialize in manufacturing precision-machined components and assemblies for the aerospace industry. The 2001 Acquisitions were completed by issuing to the former stockholders a total of approximately 2.9 million shares of B/E common stock, paying them a total of approximately $5.3 in cash and assuming or repaying indebtedness of approximately $11.8. The consideration represents an aggregate purchase price of approximately $70.1. Each of these transactions has been accounted for using purchase accounting. The assets purchased and liabilities assumed have been reflected in the accompanying balance sheet as of February 24, 2001.

      The aggregate purchase price for the 2001 Acquisitions has been allocated based on independent appraisals and management's estimates as follows:

      Accounts receivable                           $ 4.9
      Inventories                                     5.8
      Other current assets                            0.6
      Property and equipment                         10.6
      Goodwill                                       50.2
      Intangible assets and other                     6.3
                                                    -----
                                                    $78.4
                                                    =====

      The company recorded costs and expenses associated with the 2001 Acquisitions of approximately $5.8. The costs for the 2001 acquisitions include costs associated with consolidation and integration of existing facilities including lease termination costs and the impairment of property and equipment, and retention benefits to existing employees in accordance with EITF 94-3 and SFAS 121. These costs, along with approximately $2.5 of costs and expenses attributable to the termination of the initial public offering of a subsidiary, Advanced Thermal Sciences Corporation, have been presented as a component of selling, general and administrative expenses in the accompanying Consolidated Statements of Operations for the year ended February 24, 2001.

Disposition

In-Flight Entertainment Business

      On February 25, 1999, the company completed the sale of a 51% interest in its In-Flight Entertainment ("IFE") business to Sextant Avionique, Inc. ("Sextant"), a wholly-owned subsidiary of Sextant Avionique, S.A. (the "IFE Sale"). The company sold its 51% interest in IFE for $62.0 in cash. Terms of the purchase agreement provided for the final price for the 51% interest to be determined on the basis of operating results for the IFE business over the two-year period ending February 28, 2001. The company used substantially all of the proceeds from the IFE Sale to repay a portion of its bank line of credit. On October 5, 1999, the company completed the sale of its remaining 49% equity interest in IFE to Sextant and this sale did not result in a significant gain. Total consideration for 100% of its equity interest in IFE, intra-entity obligations and the provision of marketing, product and technical consulting services will range from a minimum of $93.6 up to $123.3 (inclusive of the $62.0 received in February 1999 for the sale of a 51% interest in IFE). Terms of the agreement provide for the company to receive payments of $15.7 on October 5, 2000 and 2001, (the "IFE obligations") which are included in other current assets net, in the accompanying financial statements as of February 23, 2002. A third and final payment will be based on the actual sales and booking performances over the period from March 1, 1999 to December 31, 2001. The IFE obligations are guaranteed by Thomson-CSF, a parent company of Sextant Avionique, S.A.. Sextant has not made any of the payments due to BE Aerospace, Inc. under the terms of the purchase and sale agreement. The company has initiated arbitration proceedings to compel payment. Sextant has counterclaimed against the company, claiming various breaches of the IFE Sale agreements. The company expects that this will be resolved and the amount collected during fiscal 2003.

3.   FACILITY CONSOLIDATIONS AND OTHER SPECIAL CHARGES

    The rapid decline in industry conditions brought about by the terrorist attacks on September 11, 2001 caused the company to implement a facility consolidation plan designed to re-align its capacity and cost structure with changed conditions in the airline industry. Under the plan, the company intends to close five facilities and reduce its workforce by about 1,000 employees. As a result, the company recorded a charge of $98.9 which included cash expenses of approximately $15.6 and non-cash charges totaling approximately $62.9 associated with the write-down of fixed assets, inventory and other assets and $20.4 million associated with the impairment of related intangible assets. In addition, the company incurred approximately $5.7 of transition costs associated with the facilities and personnel consolidation program, which are expensed as incurred. The charge has been included in cost of sales for the year ended February 23, 2002.

    The $15.6 of cash charges related to involuntary severance and benefit programs for approximately 1,000 employees, lease termination costs and preparing facilities of disposal and sale. As of February 23, 2002, the company had terminated approximately 201 employees and paid $1.1 in severance and related termination benefits. As of April 30, 2002, 536 employees had been terminated leaving approximately 464 employees to be terminated by November 30, 2002. The balance of the accrual for cash charges was related to lease termination costs and estimated costs of preparing facilities for disposal and sale, of which $2.0 was paid as of February 23, 2002.

    Non-cash charges included impairment charges relating to property and equipment ($24.1), inventory ($34.5) and other assets ($4.3). The charge associated with property and equipment resulted from the decision to close five factories and relocate production activities to other facilities. As a result of changed industry conditions, early retirement of aircraft, program cancellations and modifications and plant closures, the combined carrying value of inventories and other assets at seven plants was reduced by approximately $38.8. As of February 23, 2002, approximately $24.1 of inventory and other assets had been charged off and physically disposed of.

    Due to changed industry conditions, early retirement of aircraft and related product lines and plant closures, certain intangible assets having an aggregate carrying value of approximately $20.4 were determined to be permanently impaired and were written off as of February 23, 2002.

    Cash requirements related to facility consolidation activities were funded from operations. Pretax cash outlays are expected to aggregate approximately $12.5 during fiscal 2003.

    The following table summarizes the facility consolidation costs accrued during the year ended February 23, 2002:

                                                  Original                          Paid          Balance at
                                                   Accrual      Dispositions       In Cash      Feb. 23, 2002
                                                 -------------- -------------- --------------- ----------------
Accrued liability for severance, lease
   termination and other costs                       $15.6          $    -           $(3.1)           $12.5
Impaired inventories, property and equipment          62.9           (50.8)              -             12.1
Impaired intangible assets                            20.4           (20.4)              -                -
                                                 -------------- -------------- --------------- ----------------
                                                     $98.9          $(71.2)          $(3.1)           $24.6
                                                 ============== ============== =============== ================


4.    INVENTORIES

      Inventories are stated at the lower of cost or market. Cost is determined using the weighted average cost method. Finished goods and work in process inventories include material, labor and manufacturing overhead costs. Inventories consist of the following:

                                                                                                 2002            2001
                                                                                                 ----            ----
      Raw materials and component parts                                                        $ 53.4          $ 54.6
      Work-in-process                                                                            32.6            39.3
      Finished goods                                                                             71.0            41.1
                                                                                               ------          ------
                                                                                               $157.0          $135.0
                                                                                               ======          ======

5.    PROPERTY AND EQUIPMENT

      Property and equipment are stated at cost and depreciated and amortized generally on the straight-line method over their estimated useful lives of two to thirty years (or the lesser of the term of the lease as to leasehold improvements, as appropriate). Property and equipment consist of the following:

                                                                      Useful Life
                                                                         (Years)                  2002             2001
                                                                          -----                   ----             ----
          Land, buildings and improvements                                 10-30                $ 61.2           $ 60.1
          Machinery                                                         3-13                  56.6             57.3
          Tooling                                                           3-10                  15.8             32.1
          Computer equipment and software                                   4-15                  81.8             77.5
          Furniture and equipment                                           2-10                   9.4              7.2
                                                                                                ------           ------
                                                                                                 224.8            234.2
          Less accumulated depreciation and amortization                                         (82.1)           (76.7)
                                                                                                ------           ------
                                                                                                $142.7           $157.5
                                                                                                ======           ======

6.    GOODWILL

      Goodwill arising from business acquisitions is stated at cost, and for acquisitions prior to June 30, 2001, is amortized over 30 years. The historical cost and accumulated amortization are as follows:

                                                                                                  2002             2001
                                                                                                  ----             ----
          Goodwill                                                                              $372.1           $246.3
          Less accumulated amortization                                                          (39.0)           (30.2)
                                                                                                ------           ------
                                                                                                $333.1           $216.1
                                                                                                ======           ======

7.    IDENTIFIED INTANGIBLES AND OTHER ASSETS

      Intangibles and other assets consist of the following:

                                                                              Useful Life
                                                                                 (Years)          2002             2001
                                                                                 -------          ----             ----
             Developed technologies                                                 4-20        $108.7           $108.7
             Trademarks and patents                                                 7-30          24.6             22.7
             Trademarks                                                   non-amortizing          19.4                -
             Technical qualifications, plans and drawings                           3-30          25.5             50.0
             Replacement parts annuity                                              3-30          23.4             23.6
             Covenant not to compete                                                3-10          15.5             11.6
             Other identified intangibles                                             10          15.1             19.0
             Product approvals                                                      3-22          14.2             24.5
             Debt issue costs                                                       5-10          23.0             23.8
             Other assets                                                                          0.2             18.9
                                                                                                ------           ------
                                                                                                 269.6            302.8
                  Less accumulated amortization                                                  (73.5)           (85.5)
                                                                                                ------           ------
                                                                                                $196.1           $217.3
                                                                                                ======           ======

8.    ACCRUED LIABILITIES

     Accrued liabilities consist of the following:

                                                                                                  2002             2001
                                                                                                  ----             ----
           Other accrued liabilities                                                            $ 23.4           $ 36.9
           Accrued restructuring                                                                  12.5                -
           Accrued salaries, vacation and related benefits                                        17.0             28.4
           Accrued interest                                                                       24.1             17.1
           Accrued acquisition expenses                                                           13.9              7.4
           Accrued product warranties                                                             11.3              9.9
                                                                                                ------           ------
                                                                                                $102.2           $ 99.7
                                                                                                ======           ======

9.    LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                                                  2002             2001
                                                                                                  ----             ----
           8% Senior Subordinated Notes                                                         $249.7           $249.6
           8 7/8% Senior Subordinated Notes                                                      250.0                -
           9 1/2% Senior Subordinated Notes                                                      200.0            200.0
           9 7/8% Senior Subordinated Notes                                                          -            100.0
           Bank Credit Facility                                                                  145.0             56.7
           Other long-term debt                                                                   10.1              3.3
                                                                                                ------           ------
                                                                                                 854.8            609.6
           Less current portion of long-term debt                                                 (1.3)            (5.8)
                                                                                                ------           ------
                                                                                                $853.5           $603.8
                                                                                                ======           ======

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

8 7/8% Senior Subordinated Notes

      In April 2001, the company sold $250.0 of 8 7/8% senior subordinated notes due 2011. The net proceeds less estimated debt issue costs received from the sale of the notes were approximately $242.8. Approximately $105.0 of proceeds were used to redeem the $100 9 7/8% senior subordinated notes due 2006 and approximately $66.7 of proceeds were used to repay balances outstanding under our previous bank credit facility, which was then terminated.

      The 8 7/8% Notes are unsecured senior subordinated obligations of the company, subordinated to all existing and future senior indebtedness and mature on May 1, 2011. Interest on the 8 7/8% Notes is payable semiannually in arrears on May 1 and November 1 of each year. The 8 7/8% Notes are redeemable, at the option of the company, in whole or in part, at any time on or after May 1, 2006, at predetermined redemption prices together with accrued and unpaid interest through the date of redemption. In addition, at any time prior to May 1, 2004, the company may redeem up to 35% of the aggregate principal amount of the Notes originally issued with the net proceeds of a public equity offering at 108.875 of the principal amount thereof, plus accrued interest, if at least 65% of the aggregate amount of the notes originally issued remains outstanding after the redemption. Upon a change in control (as defined), each holder of the 8 7/8% Notes may require the company to repurchase such holder's 8 7/8% Notes at 101% of the principal amount thereof, plus accrued interest to the date of such purchase.

      The 9 7/8% Senior Subordinated Notes (the "9 7/8% Notes") were senior unsecured obligations of the company. The company redeemed the 9 7/8% Notes at a redemption price equal to 104.97% of the principal amount, together with the accrued interest to the redemption date. The company incurred an extraordinary charge of $9.3 (net of tax) for unamortized debt issue costs, redemption premiums and fees and expenses related to the redemption of the 9 7/8% Senior Subordinated Notes.

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

      The 8% Notes, 8 7/8% Notes and 9 1/2% Notes contain certain restrictive covenants, including limitations on future indebtedness, restricted payments, transactions with affiliates, liens, dividends, mergers and transfers of assets, all of which were met by the company as of February 23, 2002.

Bank Credit Facility

      In August 2001, the company secured a new credit facility with J. P. Morgan Chase (the "Bank Credit Facility"). The Bank Credit Facility consists of $150.0 revolving credit facility (of which $100.0 may be utilized for acquisitions). The Bank Credit Facility expires in August 2006 and is collateralized by substantially all of the company's accounts receivable, inventories and other personal property. At February 23, 2002, indebtedness under the existing Bank Credit Facility consisted of letters of credit aggregating approximately $4.7 and outstanding borrowings under the revolving facility aggregating $145.0 (bearing interest at LIBOR plus 2.5%, or approximately 4.77% as of February 23, 2002). The Bank Credit Facility contains customary affirmative covenants, negative covenants and conditions of borrowings, all of which were met by the company as of February 23, 2002.

      A previous bank credit facility with J. P. Morgan Chase was terminated in April 2001. This facility consisted of a $100.0 revolving credit facility and an acquisition facility of $29.7. At February 24, 2001, indebtedness under this previous bank credit facility consisted of revolving credit facility outstanding borrowings of $27.0 (bearing interest at LIBOR plus 2.5%, or approximately 8.8%) letters of credit aggregating approximately $4.6 and outstanding borrowings under the acquisition facility aggregating $29.7 (bearing interest at LIBOR plus 2.5%, or approximately 9.2% as of February 24, 2001). This bank credit facility was repaid and cancelled on April 17, 2001.

     B/E Aerospace (UK) Limited, one of our subsidiaries, has a revolving line of credit agreement aggregating approximately $7.3. This credit agreement is collateralized by accounts receivable and inventory of B/E Aerospace (UK) Limited. There were no borrowings outstanding under the credit agreement as of February 23, 2002.

     Maturities of long-term debt are as follows:

Year ending February,
2003                                                      $    1.3
2004                                                           4.3
2005                                                           0.6
2006                                                           0.1
2007                                                         148.8
Thereafter                                                   699.7
                                                          --------
Total                                                     $  854.8
                                                          ========

     Interest expense amounted to $66.2, $57.9 and $54.9 for the years ended February 23, 2002, February 24, 2001 and February 26, 2000, respectively.

10.   INCOME TAXES

     Income tax expense consists of the following:

                                                                                    2002          2001             2000
                                                                                    ----          ----             ----
         Current:
          Federal                                                                  $ 0.7         $ 1.3            $   -
          State                                                                        -            -                 -
          Foreign                                                                    1.1           0.9              2.2
                                                                                   -----         -----            -----
                                                                                     1.8           2.2              2.2
         Deferred:
          Federal                                                                   22.9           8.3            (19.3)
          State                                                                      3.8           2.5             (1.6)
          Foreign                                                                    4.0           1.1              0.7
                                                                                   -----         -----            -----
                                                                                    30.7          11.9            (20.2)
     Change in valuation allowance                                                 (30.7)        (11.9)            21.3
                                                                                   -----         -----            -----
                                                                                   $ 1.8         $ 2.2            $ 3.3
                                                                                   =====         =====            =====

      The difference between income tax expense and the amount computed by applying the statutory U.S. federal income tax rate (35%) to the pretax earnings before extraordinary item consists of the following:

                                                                                    2002          2001             2000
                                                                                    ----          ----             ----
         Statutory U.S. federal income tax expense (benefit)                     $ (32.5)       $  7.9           $(16.6)
         Operating loss (with) without tax benefit                                  28.2         (10.9)            16.8
         Goodwill amortization                                                       3.2           3.3              2.5
         Foreign tax rate differential                                               2.5           1.3              0.1
         Meals and entertainment                                                     0.2           0.3              0.3
         Officer's life insurance                                                    0.2           0.3              0.4
         Other, net                                                                    -             -             (0.2)
                                                                                 -------        ------           ------
                                                                                 $   1.8        $  2.2           $  3.3
                                                                                 =======        ======           ======

      The tax effects of temporary differences and carryforwards that give rise to deferred income tax assets and liabilities consist of the following:

                                                                                    2002          2001             2000
                                                                                    ----          ----             ----
         Inventory reserves                                                      $   8.9        $  6.3           $  6.2
         Acquisition accruals                                                       (7.3)         (6.4)            (4.5)
         Warranty accruals                                                           4.8           3.5              8.0
         Accrued liabilities                                                        15.0          10.6              9.2
         Other                                                                       2.1           1.5              1.1
                                                                                 -------        ------           ------
         Net current deferred income tax asset                                      23.5          15.5             20.0
                                                                                 -------        ------           ------

         Intangible assets                                                          (7.6)        (11.1)           (12.7)
         Depreciation                                                              (15.5)        (11.8)            (3.7)
         Net operating loss carryforward                                            83.0          48.3             51.3
         Research credit carryforward                                                7.1           7.1              4.6
         Deferred compensation                                                       1.1          11.3              9.9
         Research and development expense                                           19.2          20.9             22.6
         Software development costs                                                 (5.5)         (5.4)            (5.4)
         Other                                                                       1.0           0.8              0.8
                                                                                 -------        ------           ------
              Net noncurrent deferred income tax asset                              82.8          60.1             67.4
                                                                                 -------        ------           ------
              Valuation allowance                                                 (106.3)        (75.6)           (87.4)
                                                                                 -------        ------           ------
              Net deferred tax assets (liabilities)                              $     -        $    -           $    -
                                                                                 =======        ======           ======

      The company established a valuation allowance of $106.3, as of February 23, 2002 related to the utilization of its deferred tax assets because of uncertainties that preclude it from determining that it is more likely than not that the company will be able to generate taxable income to realize such assets during the federal operating loss carryforward period, which begins to expire in 2012. Such uncertainties include the impact of changing fuel prices on the company's customers, recent cumulative losses, the highly cyclical nature of the industry in which it operates, economic conditions impacting the airframe manufacturers and the airlines, the company's high degree of financial leverage, risks associated with new product introductions and risks associated with the integration of acquisitions. The company monitors these as well as other positive and negative factors that may arise in the future, as it assesses the necessity for a valuation allowance against its deferred tax assets.

      As of February 23, 2002, the company had federal, state and foreign net operating loss carryforwards of $191.4, $138.4 and $3.5, respectively. The federal and state net operating loss carryforwards begin to expire in 2012 and 2003, respectively. Approximately $17.2 of the company's net operating loss carryforward is related to the exercise of stock options and will be credited to additional paid-in capital rather than income tax expense when utilized.

      As of February 23, 2002, the company had federal research tax credit and alternative minimum tax credit carryforwards of $7.1 and $1.0, respectively. The federal research tax credits begin to expire in 2012.

      The company has not provided for any residual U.S. income taxes on the approximately $18.2 of earnings from its foreign subsidiaries because such earnings are intended to be indefinitely reinvested. Such residual U.S. income taxes, if provided for, would be immaterial.

      The company's federal tax returns for the years ended February 22, 1997, February 28, 1998 and February 27, 1999 are currently under examination by the Internal Revenue Service. Management believes that the resolution of this examination will not have a material adverse effect on either the company's results of operations or financial position.

11.  COMMITMENTS AND CONTINGENCIES

      Leases -- The company leases certain of its office, manufacturing and service facilities and equipment under operating leases, which expire at various times through July 2009. Rent expense for fiscal 2002, 2001 and 2000 was approximately $9.7, $12.3 and $13.6, respectively. Future payments under operating leases with terms currently greater than one year are as follows:

      Fiscal year ending in February:
      2003                      $ 8.9
      2004                        6.6
      2005                        4.0
      2006                        3.2
      2007                        2.6
      Thereafter                  6.0
                                -----
                                $31.3
                                =====

      Litigation -- The company is a defendant in various legal actions arising in the normal course of business, the outcomes of which, in the opinion of management, neither individually nor in the aggregate are likely to result in a material adverse effect to the company's financial statements.

      Employment Agreements -- The company has employment and compensation agreements with three key officers of the company. One of the agreements provides for an officer to earn a minimum of $765 thousand per year through a three year period ending from any date after which it is measured, adjusted annually for changes in the consumer price index (as defined) or as determined by the company's Board of Directors, as well as a deferred compensation benefit equal to the product of the years worked by 150% of the highest annual salary paid over the period. Such deferred compensation is payable in a lump sum, less any prior distributions.

      A second agreement provides for an officer to receive annual minimum compensation of $710 thousand per year through a three year period ending from any date after which it is measured, adjusted annually for changes in the consumer price index (as defined) or as determined by the company's Board of Directors, as well as a deferred compensation benefit equal to the product of the years worked by the highest annual salary paid over the period. In all other respects, this officer's employment agreement contains similar provisions to those described above in the first agreement.

      A third agreement provides for an officer to receive annual minimum compensation of $345 thousand per year through a three year period ending from any date after which it is measured, adjusted annually for changes in the consumer price index (as defined) or as determined by the company's Board of Directors, as well as a deferred compensation benefit equal to the product of the number of years worked by one-half of this officer's average highest three year's annual salary (as defined). Such deferred compensation is payable in a lump sum, less any prior distributions.

      Deferred compensation for these three officers has been accrued as provided for under the above mentioned employment agreements. Through December 31, 2001, the company funded these and other deferred compensation obligations through corporate-owned life insurance policies and other investments, all of which were maintained in an irrevocable rabbi trust. The rabbi trust was terminated and the funds were deposited into individual retirement accounts for the benefit of the executives in January 2002. All contributions and prior deferred compensation made subsequent to January 2002 are maintained in individual grantor trusts on behalf of each of the executives. In addition, the company has employment agreements with certain other key members of management that provide for aggregate minimum annual base compensation of $2.9 million expiring on various dates through the year 2002.

12.   EMPLOYEE RETIREMENT PLANS

      The company sponsors and contributes to a qualified, defined contribution Savings and Investment Plan covering substantially all U.S. employees. The company also sponsors and contributes to nonqualified deferred compensation programs for certain other employees. The company has invested in corporate-owned life insurance policies to assist in funding certain of these programs. The cash surrender values of these policies and other investments associated with these plans are maintained in an irrevocable rabbi trust and are recorded as assets of the company. In addition, the company and its subsidiaries participate in government-sponsored programs in certain European countries. In general, the company's policy is to fund these plans based on legal requirements, tax considerations, local practices and investment opportunities.

      The BE Aerospace Savings and Investment Plan was established pursuant to
Section 401(k) of the Internal Revenue Code. Under the terms of the plan, covered employees are allowed to contribute up to 15% of their pay, limited to $10.5 thousand per year. The company match is equal to 50% of employee contributions, subject to a maximum of 8% of an employee's pay and is generally funded in company stock. Total expense for the plan was $3.4, $1.9 and $2.1 for the years ended February 23, 2002, February 24, 2001 and February 26, 2000, respectively. Participants vest 100% in the company match after three years of service.

      The BE Supplemental Executive Retirement Plan was an unfunded plan maintained for the purpose of providing deferred compensation for certain employees. This plan, which was terminated effective January 2, 2002, allowed certain employees to annually elect to defer a portion of their compensation, on a pre-tax basis, until their retirement. The retirement benefit to be provided is based on the amount of compensation deferred, company cash match and earnings on participant deferrals. Deferred compensation expense was $0.3, $0.2 and $0.3 in fiscal 2002, 2001 and 2000, respectively.

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

      The following table sets forth the computation of basic and diluted net
(loss) earnings per share for the years ended February 23, 2002, February 24, 2001 and February 26, 2000:

                                                                               2002        2001         2000
                                                                               ----        ----         ----
          Numerator - Net (loss) earnings                                   $(104.1)      $20.3       $(50.8)
                                                                            =======       =====       ======
          Denominator:
          Denominator for basic earnings (loss) per share -
             Weighted average shares                                           32.7        25.4         24.8
          Effect of dilutive securities -
             Employee stock options                                               -         0.5            -
                                                                            -------       -----       ------
          Denominator for diluted (loss) earnings per share -
             Adjusted weighted average shares                                  32.7        25.9         24.8
                                                                            =======       =====       ======
          Basic net (loss) earnings per share                               $(3.18)       $0.80       $(2.05)
                                                                            =======       =====       ======
          Diluted net (loss) earnings per share                             $(3.18)       $0.78       $(2.05)
                                                                            =======       =====       ======

      The company excluded approximately 1.1 million and 0.2 million of dilutive securities from the calculation of loss per share for the years ended February 23, 2002 and February 26, 2000, respectively.

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

      The following tables set forth options granted, canceled, forfeited and outstanding:

                                                                            February 23, 2002
                                                       Options                Option Price       Weighted Average
                                                    (in thousands)              Per Share        Price Per Share
                                                    --------------              ---------        ---------------
     Outstanding, beginning of period                    6,056               $6.94 - $31.50           $17.30
     Options granted                                     1,980                4.08 -  21.88             5.55
     Options exercised                                    (365)               4.08 -  22.75            11.60
     Options forfeited                                    (612)               4.08 -  29.87            19.93
                                                        ------
     Outstanding, end of period                          7,059                4.08 -  31.50            14.41
                                                        ======
     Exercisable at end of year                          4,535               $4.08 - $31.50           $17.43
                                                        ======

                                                                            February 24, 2001
                                                       Options                Option Price       Weighted Average
                                                   (in thousands)               Per Share        Price Per Share
                                                   --------------               ---------        ---------------
     Outstanding, beginning of period                    5,808               $7.00 - $31.50           $18.00
     Options granted                                     1,231                6.94 -  16.00            12.05
     Options exercised                                    (600)               6.94 -  19.00            10.61
     Options forfeited                                    (383)               6.94 -  29.88            19.98
                                                        ------
     Outstanding, end of period                          6,056                6.94 -  31.50            17.30
                                                        ======
     Exercisable at end of year                          3,793               $6.94 - $31.50           $19.54
                                                        ======

                                                                            February 26, 2000
                                                       Options                Option Price       Weighted Average
                                                   (in thousands)               Per Share        Price Per Share
                                                   --------------               ---------        ---------------
     Outstanding, beginning of period                  3,999                $ 7.00  -  $31.50         $21.42
     Options granted                                   2,335                  7.00  -   17.75          12.93
     Options exercised                                   (49)                 7.63  -   20.81           8.93
     Options forfeited                                  (477)                16.13  -   29.88          22.57
                                                       -----
     Outstanding, end of period                        5,808                  7.00  -   31.50          18.00
                                                       =====
     Exercisable at end of year                        3,204                $ 7.00  -  $31.50         $19.13
                                                       =====

At February 23, 2002, options were available for grant under each of the company's Option Plans.

                               Options Outstanding
                              at February 23, 2002
    --------------------------------------------------------------------------------------------------------------

                                                Weighted         Weighted
                              Options            Average          Average                                 Weighted
       Range of             Outstanding         Exercise         Remaining             Options             Average
    Exercise Price         (in thousands)        (years)      Contractual Life       Exercisable          Exercise
    --------------         --------------       ---------     ----------------       -----------          --------
        $4.08                  1,570              $4.08            9.58                     352             $4.08
    $6.75 -  $8.50             1,211              $8.04            7.32                     757             $8.26
    $8.62 - $17.75             1,970             $14.51            7.51                   1,212            $14.97
   $18.37 - $21.50             1,271             $20.30            5.96                   1,223            $20.36
   $21.88 - $31.50             1,037             $28.24            5.74                     991            $28.52
                               -----                                                      -----
                               7,059                                                      4,535
                               =====                                                      =====

      The estimated fair value of options granted during fiscal 2002, fiscal 2001 and fiscal 2000 was $4.17 per share, $7.80 per share and $10.70 per share, respectively. The company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its stock option and purchase plans. Accordingly, no compensation cost has been recognized for its stock option plans and stock purchase plan. Had compensation cost for the company's stock option plans and stock purchase plan been determined consistent with SFAS No. 123, the company's net (loss) earnings and net (loss) earnings per share for the years ended February 23, 2002, February 24, 2001 and February 26, 2000 would have been reduced to the pro forma amounts indicated in the following table:

                                                            2002            2001             2000
                                                            ----            ----             ----
As reported
      Net (loss) earnings                               $(104.1)           $20.3          $(50.8)
      Diluted net (loss) earnings per share               (3.18)            0.78           (2.05)
Pro forma
      Net (loss) earnings                               $(113.3)           $ 5.7          $(69.6)
      Diluted net (loss) earnings per share               (3.35)            0.22           (2.81)
Weighted average
      Weighted average and pro forma
         weighted average common shares                    32.7             25.9            24.8


      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for options granted in fiscal 2002, 2001 and 2000: risk-free interest rates of 4.4%, 6.1% and 5.5%, expected dividend yields of 0.0%; expected lives of 3.5 years, 3.5 years and 3.5 years; and expected volatility of 85%, 70% and 114%, respectively.

14.   EMPLOYEE STOCK PURCHASE PLAN

      The company has established a qualified Employee Stock Purchase Plan, the terms of which allow for qualified employees (as defined) to participate in the purchase of designated shares of the company's common stock at a price equal to the lower of 85% of the closing price at the beginning or end of each semi-annual stock purchase period. The company issued 136 thousand and 284 thousand shares of common stock during fiscal 2002 and 2001, respectively, pursuant to this plan at an average price per share of $14.29 and $7.54, respectively.

15.   SEGMENT REPORTING

       The company is organized based on the products and services it offers. Under this organizational structure, the company has three reportable segments:
Commercial Aircraft Products, Business Jet Products and Fastener Distribution. The company's Commercial Aircraft Products segment consists of eight operating units while the Business Jet and Fastener Distribution segments consist of two and one principal operating units, respectively.

       Each segment reports its results of operations and makes requests for capital expenditures and acquisition funding to the company's chief operational decision-making group. This group is presently comprised of the Chairman, the President and Chief Executive Officer, and the Corporate Senior Vice President of Administration and Chief Financial Officer. Each operating segment has separate management teams and infrastructures dedicated to providing a full range of products and services to their commercial, business jet and aircraft manufacturing customers.

The following table presents net sales and other financial information by business segment:

                                                                FISCAL 2002
                                          Commercial
                                          Aircraft         Business         Fastener
                                          Products       Jet Products      Distribution     Consolidated
                                       ----------------- ----------------- --------------- ---------------
Net sales                                  $550.6            $ 85.6          $ 44.3         $  680.5
Operating earnings (loss)                   (40.1)              6.0             1.6            (32.5)
Total assets                                674.3             204.2           249.8          1,128.3
Capital expenditures                         11.1               2.2             0.6             13.9
Depreciation and amortization                34.9              10.6             1.3             46.8

                                                                FISCAL 2001
                                          Commercial
                                          Aircraft         Business         Fastener
                                          Products       Jet Products      Distribution     Consolidated
                                       ----------------- ----------------- --------------- ---------------
Net sales                                  $580.3            $ 86.1          $    -           $666.4
Operating earnings                           62.5              14.2               -             76.7
Total assets                                739.8             196.2               -            936.0
Capital expenditures                         12.6               4.6               -             17.2
Depreciation and amortization                33.4               9.4               -             42.8

                                                                FISCAL 2000
                                          Commercial
                                          Aircraft         Business         Fastener
                                          Products       Jet Products      Distribution     Consolidated
                                      ----------------- ----------------- --------------- ---------------
Net sales                                  $642.3            $ 81.0          $    -           $723.3
Operating earnings (loss)                    (6.5)             13.2               -              6.7
Total assets                                688.9             192.9               -            881.8
Capital expenditures                         31.2               2.0               -             33.2
Depreciation and amortization                32.7               9.5               -             42.2

       Through February 24, 2001, we operated in the (1) commercial aircraft products, (2) business jet products and (3) engineering services segments of the commercial airline and general aviation industry. Following the purchase of M & M Aerospace, Inc., we realigned our business to operate in the following segments - (1) commercial aircraft products, (2) business jet products and (3) fastener distribution.

       Revenues for similar classes of products or services within these business segments for the fiscal years ended February 2002, 2001 and 2000 are presented below:

                                                                          Year Ended
                                                            Feb 23,            Feb 24,        Feb. 26,
                                                               2002               2001             2000
                                                               ----               ----             ----
Commercial aircraft products:
   Seating products                                          $247.8             $288.0           $324.9
   Interior systems products                                  152.6              151.6            144.8
   Engineered interior structures, components
       and assemblies                                         150.2              140.6            172.5
                                                        ------------     --------------    -------------
                                                              550.6              580.2            642.2
Business jet products                                          85.6               86.2             81.1
Fastener distribution                                          44.3                  -                -
                                                        ------------     --------------    -------------
Net sales                                                    $680.5             $666.4           $723.3
                                                        ============     ==============    =============

     The company operated principally in two geographic areas, the United States and Europe (primarily the United Kingdom), during the years ended February 23, 2002, February 24, 2001 and February 26, 2000. There were no significant transfers between geographic areas during the period. Identifiable assets are those assets of the company that are identified with the operations in each geographic area.

      The following table presents net sales and operating (loss) earnings for the years ended February 23, 2002, February 24, 2001 and February 26, 2000 and identifiable assets as of February 23, 2002, February 24, 2001 and February 26, 2000 by geographic area:

                                                 2002             2001             2000
                                                 ----             ----             ----
  Net sales:
United States                                  $    535.7        $  503.8         $  510.7
  Europe                                            144.8           162.6            212.6
                                                ---------         -------          -------
         Total:                                 $   680.5         $ 666.4          $ 723.3
                                                =========         =======          =======

  Operating (loss) earnings:
  United States                                 $   (30.3)        $  65.4          $  (3.1)
  Europe                                             (2.2)           11.3              9.8
                                                ---------         -------          -------
         Total:                                 $   (32.5)        $  76.7          $   6.7
                                                =========         =======          =======

  Identifiable assets:
  United States                                 $   948.7         $ 756.7          $ 704.4
  Europe                                            179.6           179.3            177.4
                                                ---------         -------          -------
         Total:                                 $ 1,128.3         $ 936.0          $ 881.8
                                                =========         =======          =======

      Export sales from the United States to customers in foreign countries amounted to approximately $113.7, $160.8 and $188.5 in fiscal 2002, 2001 and 2000, respectively. Net sales to all customers in foreign countries amounted to $288.3, $279.8 and $311.1 in fiscal 2002, 2001 and 2000, respectively. Net sales to Europe amounted to 20%, 22% and 26% in fiscal 2002, 2001 and 2000, respectively. Net sales to Asia amounted to 12%, 10% and 11% in fiscal 2002, 2001 and 2000, respectively. Major customers (i.e., customers representing more than 10% of net sales) change from year to year depending on the level of refurbishment activity and/or the level of new aircraft purchases by such customers. There were no major customers in fiscal 2002, 2001 and 2000.

16.   FAIR VALUE INFORMATION

      The following disclosure of the estimated fair value of financial instruments at February 23, 2002 and February 24, 2001 is made in accordance with the requirements of SFAS No. 107, Disclosures about Fair Value of Financial Instruments. The estimated fair value amounts have been determined by the company using available market information and appropriate valuation methodologies; however, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

      The carrying amounts of cash and cash equivalents, accounts receivable-trade, and accounts payable are a reasonable estimate of their fair values. At February 23, 2002, the company's 8 7/8% Notes had a carrying value of $250.0 and a fair value of $211.2. At February 23, 2002 and February 24, 2001, the company's 8% Notes had carrying values of $249.7 and $249.6 and fair values of $209.3 and $245.2, respectively. At February 23, 2002 and February 24, 2001, the company's 9 1/2% Notes had a carrying value of $200.0 and fair values of $176.5 and $207.5, respectively. The carrying amounts under the Bank Credit Facility are a reasonable estimate of fair value as interest is based upon floating market rates.

      The fair value information presented herein is based on pertinent information available to management as of February 23, 2002. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since that date, and current estimates of fair value may differ significantly from the amounts presented herein.

17.   SELECTED QUARTERLY DATA (Unaudited)

      Summarized quarterly financial data for fiscal 2002 and 2001 are as follows:

                                                                        Year Ended February 23, 2002
                                                       ---------------- ----------------- ----------------- ----------------
                                                            First            Second             Third           Fourth
                                                          Quarter           Quarter           Quarter          Quarter
                                                      ---------------- ----------------- ----------------- ----------------
        Net sales                                           $176.8           $179.1           $172.8            $151.8
        Gross profit (loss)                                   65.9             69.0            (37.8)             53.3
        Net income before extraordinary item                   7.8              8.9           (106.2)             (5.3)
        Net earnings (loss)                                   (1.5)             8.9           (106.2)             (5.3)
        Basic net earnings (loss) per share                  (0.05)            0.28            (3.08)            (0.15)
        Diluted net earnings (loss) per share                (0.05)            0.27            (3.08)            (0.15)

                                                                        Year Ended February 24, 2001
                                                      ---------------- ----------------- ----------------- ----------------
                                                            First            Second             Third           Fourth
                                                          Quarter           Quarter           Quarter          Quarter
                                                      ---------------- ----------------- ----------------- ----------------


        Net sales                                          $169.1            $164.1            $167.4           $165.8
        Gross profit                                         61.6              60.8              63.5             63.9
        Net earnings                                          4.4               4.7               7.9              3.3
        Basic net earnings per share                         0.18              0.19              0.31             0.12
        Diluted net earnings per share                       0.18              0.19              0.30             0.12


SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED FEBRUARY 23, 2002, FEBRUARY 24, 2001 AND FEBRUARY 26, 2000 (Dollars in thousands)

                                BALANCE                                                       BALANCE
                                AT BEGINNING                                                   AT END
                                OF YEAR           EXPENSES      OTHER       DEDUCTIONS        OF YEAR
                                --------          --------      ------      ----------        -------
DEDUCTED FROM ASSETS:
---------------------
Allowance for doubtful accounts:
2002                                  $2.6           $1.9          $1.3  (2)      $0.9             $4.9
2001                                   3.9            0.6          (0.4) (4)       1.5              2.6
2000                                   2.6            2.0          (0.1)           0.6              3.9

Reserve for obsolete inventories:

2002                                 $16.1          $11.7 (1)      $8.0 (2)       $7.9 (1)        $27.9
2001                                  16.5           13.6           0.7 (4)       14.7             16.1
2000                                  21.1           11.4 (3)      (2.2)          13.8 (3)         16.5

(1) Excludes $34.5 million of inventory impairments associated with the company's fiscal 2002 facility consolidation plan.
(2)   Balances associated with the 2002 acquisitions.
(3) During fiscal 2000, the company recorded a charge associated with the rationalization of its product offerings and disposal of a substantial portion of such inventories.
(4)   Balances associated with the 2001 acquisitions.

                                                                    EXHIBIT 12.1


                Computation of Ratio of Earnings to Fixed Charges
                                   (Unaudited)
                                   in millions


                                                                                 Fiscal Year Ended
                                                          ------------- ------------- -------------- ------------ -------------
                                                            2/23/2002     2/24/2001      2/26/2000    2/27/1999     2/28/1998
                                                          ------------- ------------- -------------- ------------ -------------

Earnings:
(Loss) earnings before income taxes and
extraordinary items                                           $ (93.0)       $ 22.5        $ (47.5)      $ (79.5)      $ 35.9
Fixed charges, excluding capitalized interest                    68.5          60.4           57.4          46.8         27.3
                                                              -------        ------        -------       -------       ------
   Earnings                                                   $ (24.5)       $ 82.9        $   9.9       $ (32.7)      $ 63.2
                                                              -------        ------        -------       -------       ------

Fixed Charges:
Interest expense                                              $  66.2        $ 57.9        $  54.9       $  44.8       $ 25.8
Capitalized interest                                              -             0.3            1.5           2.1          0.5
Amortization of deferred debt issuance costs                      2.3           2.5            2.5           2.0          1.5
                                                              -------        ------        -------       -------       ------
   Total Fixed Charges                                        $  68.5        $ 60.7        $  58.9       $  48.9       $ 27.8
                                                              -------        ------        -------       -------       ------

Ratio of (loss) earnings to total fixed charges                     *           1.4            0.2             *          2.3
                                                              =======        ======        =======       =======       ======


Earnings were insufficient to cover fixed charges by $93.0 and $81.6 for the fiscal years ended February 23, 2002 and February 27, 1999, respectively.

                                                                    EXHIBIT 21.1

                              List of Subsidiaries

BE Aerospace, Inc.
BE Aerospace (USA), Inc.
BE Aerospace Netherlands BV
Royal Inventum, BV
BE Aerospace (UK) Holdings Limited BE Aerospace (Services) BV BE Aerospace (UK) Limited AFI Holdings Ltd.
CF Taylor (B/E) UK Limited
C.F. Taylor (Wales) Ltd.
B/E Aerospace Services, Inc.
Advanced Thermal Sciences Corporation
Acurex Corporation
B/E Aerospace International Ltd.
Nordskog Industries, Inc.
Burns Aerospace Europe (SARL)
BE Aerospace (France) SARL
BE Intellectual Property, Inc.
Aerospace Lighting Corporation
Flight Structures, Inc.
BE Aerospace Canada, Inc.
B/E Aerospace (Canada) Company
BE Aerospace El Salvador, Inc.
BE Aerospace El Salvador, Sociedad Amonima de Capital Variable BE Aerospace Australia, Inc.
IFE Sales, LLC
T.L. Windust Machine, Inc.
DMGI, Inc.
B/E Aerospace Machined Products, Inc.
Maynard Precision, Inc.
Modoc Engineering Corporation
T-Cube, Inc.
Denton Jet Interiors, Inc.
Modern Metals, Inc.
Nelson Aero Space, Inc.
M&M Aerospace Hardware SARL
M&M Aerospace Hardware GmbH
M&M Aerospace Hardware Ltd.

                                                                    EXHIBIT 23.1

INDEPENDENT AUDITORS' CONSENT



      We consent to the incorporation by reference in Registration Statement Nos. 333-66834, 333-68334, 333-89145, 333-30578, 333-14037, 33-48119, 33-72194
and 33-82894 on Form S-8 of BE Aerospace, Inc. of our report dated April 8, 2002, appearing in this Annual Report on Form 10-K of BE Aerospace, Inc. for the year ended February 23, 2002.



DELOITTE & TOUCHE LLP



Costa Mesa, California
May 23, 2002