Form 10-K/A
period 2002-02-23
BE AEROSPACE INC
filed 2002-05-29
CIK 861361

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

Retirement Arrangements

     Pursuant to the employment agreement with Mr. Amin J. Khoury, upon the earlier of the Expiration Date (as defined) or termination of his employment, Mr. Khoury, or his designee, as the case may be, is entitled to receive retirement compensation (the "Retirement Compensation") in a lump sum equal to the product of (i) 150% times (ii) Mr. Khoury's highest annual salary (as defined) paid to him during his employment with the company multiplied by (iii) the number of years of service provided by Mr. Khoury to the company. The Retirement Compensation will become due as a result of a change of control (as defined), as a result of any other termination of Mr. Khoury's employment agreement, or as otherwise provided pursuant to the terms of the grantor trust established to fund the company's retirement obligations to the executives, net of any prior distributions. See discussion of Employment Contracts below for Retirement Compensation payable after a change in control.

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

Exhibit 10(i)   Material Contracts

10.1 Credit Agreement dated as of August 21, 2001 between the Registrant, Lenders, JP Morgan Securities Inc. and The Chase Manhattan Bank (17)
10.2  Amendment No. 1 to the Credit Agreement *
10.3 Acquisition Agreement dated as of December 14, 1995 by and among the Registrant, Eagle Industrial Products Corporation, Eagle Industries, Inc. and Great American Management and Investment, Inc. (4)
10.4 Asset Purchase Agreement dated as of April 16, 1998 by and between Stanford Aerospace Group, Inc. and the Registrant (5)
10.5 Stock Purchase Agreement dated as of March 31, 1998 by and between the Registrant and Puritan Bennett Corporation (6)
10.6 Acquisition Agreement dated July 21, 1998 among the Registrant and Sellers named therein (20)
10.7 Agreement with Thomson-CSF Sextant, Inc. for the sale of a 49% interest in the company's In-Flight Entertainment business (13)
10.8 Acquisition Agreement dated as of August 10, 2001 among the Registrant and the Shareholders of M&M Aerospace, Inc. (16)

Exhibit
Number                  Description


Exhibit 10(iii)  Executive Compensation Plans and Arrangements

10.9  Amended and Restated Employment Agreement as of September 14, 2001
      Between the Registrant and Amin J. Khoury. (17)
10.10 Amendment No. 1 to Amended and Restated Employment Agreement dated
      May 15, 2002 between the Registrant and Amin J. Khoury.*
10.11 Amended and Restated Employment Agreement as of September 14, 2001 Between the Registrant and Robert J. Khoury. (17)
10.12 Amendment No. 1 to Amended and Restated Employment Agreement dated
      May 15, 2002 between the Registrant and Robert J. Khoury.*
10.13 Amended and Restated Employment Agreement as of September 14, 2001
      Between the Registrant and Thomas P. McCaffrey.  (17)
10.14 Amendment No. 1 to Amended and Restated Employment Agreement dated September 14, 2001 between the Registrant and Thomas P. McCaffrey. (21)
10.15 Amendment No. 2 to Amended and Restated Employment Agreement dated
      May 15, 2002 between the Registrant and Thomas P. McCaffrey.*
10.16 Employment Agreement dated as of March 6, 1998 between the Registrant and Scott A. Smith.*
10.17 Employment Agreement dated as of December 7, 1997 between the Registrant and Roman G. Ptakowski.*
10.18 Employment Agreement dated as of May 28, 1999 between the Registrant and Michael B. Baughan.*
10.19 Employment Agreement dated as of January 15, 2001 between the Registrant and Mark D. Krosney.*
10.20 Employment Agreement dated as of February 26, 2001 between the Registrant and Robert A. Marchetti.*
10.21 Amended and Restated 1989 Stock Option Plan.  (18)
10.22 Amendment No. 1 to Amended and Restated 1989 Stock Option Plan.  (12)
10.23 1991 Directors' Stock Option Plan.  (7)
10.24 United Kingdom 1992 Employee Share Option Scheme.  (2)
10.25 1996 Stock Option Plan.  (18)
10.26 Amendment No. 1 to the 1996 Stock Option Plan.  (12)
10.27 Amendment No. 2 to the 1996 Stock Option Plan.  (14)
10.28 2001 Stock Option Plan.  (19)
10.29 2001 Directors' Stock Option Plan.  (19)
10.30 1994 Employee Stock Purchase Plan (Amended and Restated as of
      January 19, 2000).  (14)
10.31 Supplemental Executive Deferred Compensation Plan III.  (11)

Exhibit 12 Statements re computation of ratios

12.1  Statement of computation of ratio of earnings to fixed charges*

Exhibit 21 Subsidiaries of the Registrant

21.1  Subsidiaries *

Exhibit 23 Consents of Experts and Counsel

23.1  Consent of Independent Accountants - Deloitte & Touche LLP*

------------------
* Filed herewith.

(1) Incorporated by reference to the company's Registration Statement on Form S-1, as amended (No. 33-33689), filed with the Commission on March 7, 1990.
(2) Incorporated by reference to the company's Registration Statement on Form S-1, as amended (No. 333-54146), filed with the Commission on November 3, 1992.
(3) Incorporated by reference to the company's Registration Statement on Form S-4 (No. 333-47649), filed with the Commission on March 10, 1998.
(4) Incorporated by reference to the company's Current Report on Form 8-K dated December 14, 1995, filed with the Commission on December 28,
       1995.
(5) Incorporated by reference to the company's Current Report on Form 8-K dated May 8, 1998, filed with the Commission on May 8, 1998.
(6) Incorporated by reference to the company's Current Report on Form 8-K dated March 31, 1998, filed with the Commission on April 27, 1998.
(7) Incorporated by reference to the company's Registration Statement on Form S-8 (No. 333-48010), filed with the Commission on May 26, 1992.
(8) Incorporated by reference to the company's Registration Statement on Form S-3 (No. 333-60209), filed with the Commission on July 30, 1998.
(9) Incorporated by reference to the company's Current Report on Form 8-K dated November 12, 1998, filed with the Commission on November 18,
       1998.
(10) Incorporated by reference to the company's Registration Statement on Form S-4 (No. 333-67703), filed with the Commission on January 13, 1999.
(11)   Incorporated by reference to the company's Quarterly Report on Form
       10-Q for the quarter ended May 29, 1999, filed with the Commission on July 9, 1999.
(12) Incorporated by reference to the company's Registration Statement on Form S-8 (No. 333-89145), filed with the Commission on October 15, 1999.
(13)   Incorporated by reference to the company's Quarterly Report on Form
       10-Q for the quarter ended November 27, 1999, filed with the Commission on January 7, 2000.
(14) Incorporated by reference to the company's Registration Statement on Form S-8 (No. 333-30578), filed with the Commission on February 16, 2000.
(15) Incorporated by reference to the company's Registration Statement on Form S-4 (No. 333-62674) as filed with the Commission on June 8, 2001.
(16) Incorporated by reference to the company's Current Report on Form 8-K dated August 10, 2001 and filed with the Commission on August 21, 2001.
(17)   Incorporated by reference to the company's Quarterly Report on Form
       10-Q for the quarter ended August 25, 2001, filed with the Commission on October 9, 2001.
(18) Incorporated by reference to the company's Registration Statement on Form S-8 (No. 333-14037), filed with the Commission on October 15, 1996.
(19) Incorporated by reference to the company's Registration Statement on Form S-8 (No. 333-71442), filed with the Commission on October 11, 2001.
(20) Incorporated by reference to the company's Current Report on Form 8-K dated August 24, 1998, filed with the Commission on August 24, 1998.
(21) Incorporated by reference to the company's Quarterly Report on Form 10-Q for the quarter ended November 24, 2001, filed with the Commission on January 8, 2002.

SIGNATURES

In addition to the signature page for the Form 10-K/A that follows, we hereby also refile the required signatures in typed form from the original filing of the Form 10-K.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           BE AEROSPACE, INC.


                                           By: /s/ Robert J. Khoury
                                           -------------------------------------
                                           Robert J. Khoury
                                           President and Chief Executive Officer

Dated: May 14, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed on May 14, 2002 by the following persons on behalf of the registrant in the capacities indicated.


     Signature                      Title



/s/ Amin J. Khoury                  Chairman
-----------------------------------
Amin J. Khoury


/s/ Robert J. Khoury                President and Chief Executive Officer
-----------------------------------
Robert J. Khoury


                                    Corporate Senior Vice President of
                                    Administration  and Chief
/s/ Thomas P. McCaffrey             Financial Officer
-----------------------------------
Thomas P. McCaffrey                 (principal financial and accounting officer)



/s/ Jim C. Cowart                   Director
-----------------------------------
Jim C. Cowart



/s/ Richard G. Hamermesh            Director
-----------------------------------
Richard G. Hamermesh


/s/ Brian H. Rowe                   Director
-----------------------------------
Brian H. Rowe



/s/ Jonathan M. Schofield           Director
-----------------------------------
Jonathan M. Schofield

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           BE AEROSPACE, INC.


                                           By: /s/ Robert J. Khoury
                                           -------------------------------------
                                           Robert J. Khoury
                                           President and Chief Executive Officer




                                           By: /s/ Thomas P. McCaffrey
                                           -------------------------------------
                                           Thomas P. McCaffrey
                                           Corporate Senior Vice President
                                           of Administration and
                                           Chief Financial Officer
Dated: May 28, 2002

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