Form 10-Q
period 2002-05-25
BE AEROSPACE INC
filed 2002-07-01
CIK 861361

BE AEROSPACE, INC.


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION



                             WASHINGTON, D.C. 20549



                                    FORM 10-Q



                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



                   For The Quarterly Period Ended May 25, 2002



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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES[X] NO[ ]

     The registrant has one class of common stock, $0.01 par value, of which 35,690,534 shares were outstanding as of June 25, 2002.

                               BE AEROSPACE, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (Dollars in millions, except share data)

                                                                             May 25,             February 23,
                                                                               2002                  2002
                                                                       -----------------     -----------------
                                                                           (Unaudited)
ASSETS

Current assets:
     Cash and cash equivalents                                               $    144.8            $   159.5
     Accounts receivable - trade, less allowance for doubtful
          accounts of $4.1 (May 25, 2002)
          and $4.9 (February 23, 2002)                                             92.4                 93.3
     Inventories, net                                                             160.2                157.0
     Other current assets                                                          48.4                 46.6
                                                                             ----------            ---------
         Total current assets                                                     445.8                456.4
                                                                             ----------            ---------

Property and equipment, net                                                       143.0                142.7
Goodwill                                                                          342.2                333.1
Other intangible assets, net                                                      165.7                172.9
Other assets, net                                                                  23.8                 23.2
                                                                             ----------            ---------
                                                                             $  1,120.5            $ 1,128.3
                                                                             ==========            =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                        $     58.7            $    48.1
     Accrued liabilities                                                           80.7                102.2
     Current portion of long-term debt                                              1.3                  1.3
                                                                             ----------            ---------
          Total current liabilities                                               140.7                151.6
                                                                             ----------            ---------

Long-term debt                                                                    852.2                853.5
Other liabilities                                                                   1.8                  2.1

Stockholders' equity:
     Preferred stock, $0.01 par value; 1 million shares
          authorized; no shares outstanding                                          -                    -
     Common stock, $0.01 par value; 50 million shares
           authorized; 34.8 million (May 25, 2002) and
           34.4 million (February 23, 2002) shares issued
          and outstanding                                                           0.3                  0.3
     Additional paid-in capital                                                   407.7                405.3
     Accumulated deficit                                                         (260.2)              (258.7)
     Accumulated other comprehensive loss                                         (22.0)               (25.8)
                                                                              ---------            ---------
          Total stockholders' equity                                              125.8                121.1
                                                                             ----------            ---------
                                                                             $  1,120.5            $ 1,128.3
                                                                             ==========            =========

See notes to condensed consolidated financial statements.

                               BE AEROSPACE, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                  (Dollars in millions, except per share data)

                                                                                                Three Months Ended
                                                                                         -------------------------------
                                                                                         May 25, 2002       May 26, 2001
                                                                                         ------------       ------------
  Net sales                                                                                  $  154.3            $ 176.8
  Cost of sales                                                                                 101.4              110.9
                                                                                             --------            -------
  Gross profit                                                                                   52.9               65.9

  Operating expenses:
       Selling, general and administrative                                                       28.4               31.2
       Research, development and engineering                                                      9.1               12.1
                                                                                             --------            -------
            Total operating expenses                                                             37.5               43.3
                                                                                             --------            -------

  Operating earnings                                                                             15.4               22.6

  Interest expense, net                                                                          16.9               14.0
                                                                                             --------            -------

  (Loss) earnings before income taxes and extraordinary item                                     (1.5)               8.6

  Income taxes                                                                                      -                0.8
                                                                                             --------            -------

  (Loss) earnings before extraordinary item                                                      (1.5)               7.8

  Extraordinary item                                                                                -                9.3
                                                                                             --------            -------

  Net loss                                                                                   $   (1.5)           $  (1.5)
                                                                                             ========            =======

  Basic net (loss) earnings per common share:

       (Loss) earnings before extraordinary item                                             $  (0.04)           $  0.26
       Extraordinary item                                                                           -              (0.31)
                                                                                             --------            -------
       Net loss per common share                                                             $  (0.04)           $ (0.05)
                                                                                             ========            =======

  Diluted net (loss) earnings per common share:

       (Loss) earnings before extraordinary item                                             $  (0.04)           $  0.25
       Extraordinary item                                                                           -              (0.30)
                                                                                             --------            -------
       Net loss per common share                                                             $  (0.04)           $ (0.05)
                                                                                             ========            =======

See notes to condensed consolidated financial statements.

                               BE AEROSPACE, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                              (Dollars in millions)

                                                                                                 Three Months Ended
                                                                                         --------------------------------
                                                                                         May 25, 2002        May 26, 2001
                                                                                         ------------        ------------
   CASH FLOWS FROM OPERATING ACTIVITIES:
       Net loss                                                                             $  (1.5)             $   (1.5)
       Adjustments to reconcile net loss to net cash flows used in operating activities:
                   Extraordinary item                                                             -                   9.3
                   Depreciation and amortization                                                6.9                  12.1
                   Non-cash employee benefit plan contributions                                 0.6                   0.5
          Changes in operating assets and liabilities, net of acquisition:
                   Accounts receivable                                                          1.6                  (0.7)
                   Inventories                                                                 (0.9)                  1.7
                   Other current assets                                                        (1.6)                 (1.5)
                   Accounts payable                                                            10.3                 (11.4)
                   Accrued liabilities                                                        (22.2)                (14.8)
                                                                                            -------              --------
      Net cash flows used in operating activities                                              (6.8)                 (6.3)
                                                                                            -------              ---------

   CASH FLOWS FROM INVESTING ACTIVITIES:
          Acquisitions, net of cash acquired                                                      -                 (33.5)
          Capital expenditures                                                                 (4.2)                 (2.7)
          Change in intangibles and other assets                                               (5.1)                 (6.5)
                                                                                            -------              --------
      Net cash flows used in investing activities                                              (9.3)                (42.7)
                                                                                            -------              --------

   CASH FLOWS FROM FINANCING ACTIVITIES:
          Net payments under bank credit facilities                                            (1.0)                (66.7)
          Proceeds from issuances of stock, net of expenses                                     1.8                  56.1
          Principal payments on long-term debt                                                 (0.3)               (101.8)
          Proceeds from long-term debt                                                            -                 245.0
                                                                                            -------              --------
      Net cash flows provided by financing activities                                           0.5                 132.6
                                                                                            -------              --------

   Effect of exchange rate changes on cash flows                                                0.9                  (0.6)
                                                                                            -------              --------

   Net (decrease) increase in cash and cash equivalents                                       (14.7)                 83.0

   Cash and cash equivalents, beginning of period                                             159.5                  60.3
                                                                                            -------              --------

   Cash and cash equivalents, end of period                                                 $ 144.8              $  143.3
                                                                                            =======              ========

   Supplemental disclosures of cash flow information: Cash paid during period for:
          Interest, net                                                                     $  32.3              $   23.1
          Income taxes, net                                                                 $   0.7              $      -


See notes to condensed consolidated financial statements.

                               BE AEROSPACE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MAY 25, 2002 AND MAY 26, 2001
(Unaudited - Dollars in millions, except share data)

Note 1.    Basis of Presentation

       The condensed consolidated financial statements of BE Aerospace, Inc. and its wholly-owned subsidiaries (the "Company" or "B/E") have been prepared by the Company and are unaudited pursuant to the rules and regulations of the Securities and Exchange Commission. Under such rules, certain information related to the Company's organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. In the opinion of management, these unaudited condensed consolidated financial statements reflect all material adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations and statements of financial position for the interim periods presented. These results are not necessarily indicative of a full year's results of operations. Certain reclassifications have been made to the prior year financial statements to conform to the May 25, 2002 presentation.

       Although the Company believes that the disclosures provided are adequate to make the information presented not misleading, these unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K/A for the fiscal year ended February 23, 2002.

Note 2.    Comprehensive Earnings (Loss)
           -----------------------------

       Comprehensive earnings (loss) is defined as all changes in a company's net assets except changes resulting from transactions with shareholders. It differs from net earnings (loss) in that certain items currently recorded to equity would be a part of comprehensive earnings (loss). The following table sets forth the computation of comprehensive earnings (loss) for the periods presented:

                                                                             Three Months Ended
                                                                    ---------------------------------
                                                                    May 25, 2002         May 26, 2001
                                                                    ------------         ------------
         Net loss                                                        $(1.5)                $(1.5)
         Other comprehensive earnings (loss):
              Foreign currency translation adjustments                     3.8                  (3.8)
                                                                         -----                 -----
         Comprehensive earnings (loss)                                   $ 2.3                 $(5.3)
                                                                         =====                 =====

Note 3.    Segment Reporting

       The Company is organized based on the products and services it offers. Under this organizational structure, the Company has three reportable segments: Commercial Aircraft Products, Business Jet Products and Fastener Distribution. The Company's Commercial Aircraft Products segment consists of eight principal operating units while the Business Jet Products and Fastener Distribution segments consist of two and one principal operating units, respectively.

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

                               BE AEROSPACE, INC.

        The following table presents net sales and other financial information by business segment:

                                                                  Three Months Ended
                                                            -------------------------------
                                                            May 25, 2002       May 26, 2001
                                                            ------------       ------------
          Commercial Aircraft Products
                 Net sales                                     $107.1              $154.6
                 Operating earnings                              12.0(A)             20.4

          Business Jet Products
                 Net sales                                       22.8                22.2
                 Operating earnings                               4.7                 2.2

          Fastener Distribution
                 Net sales                                       24.4                   -
                 Operating earnings                               4.9                   -

          Consolidated
                 Net sales                                      154.3               176.8
                 Operating earnings                              21.6(A)             22.6

(A)      Amounts exclude facility and personnel transition costs of $6.2.
         Including the transition costs, operating earnings for the Commercial
         Aircraft Products business segment and for the Company were $5.8 and $15.4, respectively.

Note 4.    Earnings Per Common Share

        Basic net (loss) earnings per common share is computed using the weighted average common shares outstanding during the period. Diluted net
    (loss) earnings per common share is computed by using the average share price during the period when calculating the dilutive effect of stock options. Shares outstanding for the periods presented were as follows:

                                                                                Three Months Ended
                                                                       -----------------------------------
                                                                       May 25, 2002           May 26, 2001
                                                                       ------------           ------------

          Weighted average common shares outstanding                          34.6                   29.6
          Dilutive effect of employee stock options                              -                    1.3
                                                                              ----                   ----
          Diluted shares outstanding                                          34.6                   30.9
                                                                              ====                   ====

Note 5.    New Accounting Pronouncements

         In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations." SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company has adopted SFAS No. 141 and applied its new purchase accounting requirements to the acquisition of M & M Aerospace Hardware, Inc. ("M & M").

        In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). The Company adopted SFAS No. 142 on February 24, 2002. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. While the Company has not completed its transitional goodwill assessment test, it does not believe the impact, if any, will be material. The Company has tested indefinite-lived intangible assets in connection with the adoption of SFAS No. 142 and no impairment existed.

                               BE AEROSPACE, INC.

         In June 2001, the FASB issued SFAS No. 143, "Accounting for Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, with early adoption permitted. The Company is currently evaluating the provisions of SFAS No. 143 but expects that the provisions of SFAS No. 143 will not have a material impact on its consolidated results of operations and financial position upon adoption.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS No. 144") which addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of" and became effective on February 24, 2002. The adoption of SFAS No. 144 did not have a material impact on the Company's consolidated results of operations and financial position.

Note 6.    Goodwill and Intangible Assets

         Effective February 24, 2002, the Company adopted SFAS No. 142. On adoption, the Company established its reporting units based on its current reporting structure. All recognized assets, liabilities and goodwill have been assigned to these reporting units. The Company will complete the first step of the transitional goodwill impairment test during the second quarter. The following sets forth the intangible assets by major asset class:

                                                         May 25, 2002                        February 23, 2002
                                ------------ -------------------------------------- -------------------------------------
                                                                            Net                                   Net
                                Useful Life  Original     Accumulated      Book      Original    Accumulated     Book
                                  (Years)      Cost      Amortization      Value       Cost     Amortization     Value
                                ------------ ---------- ---------------- ---------- ----------- -------------- ----------
Developed technologies              4-30      $ 93.0        $12.7         $ 80.3     $108.7        $27.2        $ 81.5
Trademarks and patents              7-30        24.9          7.2           17.7       24.6          6.8          17.8
Trademarks (nonamortizing)                      19.4            -           19.4       19.4            -          19.4
Technical qualifications, plans
  and drawings                      3-30        25.6         11.8           13.8       25.5         11.5          14.0
Replacement parts annuity
  and product approvals             3-30        37.9         16.5           21.4       37.6         15.9          21.7
Covenant not to compete and
  other identified intangibles      3-10        22.8          9.7           13.1       30.6         12.1          18.5
                                              ------        -----         ------     ------        -----        ------
                                              $223.6        $57.9         $165.7     $246.4        $73.5        $172.9
                                              ======        =====         ======     ======        =====        ======

         In connection with the implementation of SFAS No. 142, the historical cost and accumulated amortization of certain developed technologies were reset with no impact to the consolidated financial statements. Changes to the original cost basis of intangible assets during the quarter ended May 25, 2002 were due to the reclassification of assembled workforce to goodwill and foreign currency fluctuations.

         Aggregate amortization expense on intangible assets was approximately $2.1 for the quarter ended May 25, 2002. There was no impairment loss recorded during the quarter. Amortization expense is expected to be approximately $8.4 in each of the next five fiscal years.

         The changes in the carrying amount of goodwill for the quarter ended May 25, 2002 are as follows:

                                                                  Total
                                                          --------------------
Balance as of February 23, 2002                                  $333.1
Impairment losses                                                     -
Effect of foreign currency translation                               .6
Reclassification of assembled workforce                             8.5
                                                                 ------
Balance as of May 25, 2002                                       $342.2
                                                                 ======

                                        7

                               BE AEROSPACE, INC.

       A reconciliation of reported (loss) earnings before extraordinary item to
    (loss) earnings before extraordinary item adjusted to reflect adoption of SFAS No. 142 in the quarter ended May 25, 2002 is as follows:

                                                                                      Quarter Ended
                                                                          ---------------------------------------
                                                                             May 25, 2002        May 26, 2001
                                                                          ----------------- ---------------------
               (Loss) earnings before extraordinary item:
                    As reported                                                  $ (1.5)           $  7.8
                    Add back:  goodwill amortization                                  -               2.0
                                                                                 ------            ------
                    As adjusted                                                  $ (1.5)           $  9.8
                                                                                 ======            ======

                    Basic (loss) earnings per share before extraordinary item:
                        As reported                                              $(0.04)           $ 0.26
                        As adjusted                                              $(0.04)           $ 0.33

                    Diluted (loss) earnings per share before extraordinary item:
                        As reported                                              $(0.04)           $ 0.25
                        As adjusted                                              $(0.04)           $ 0.32

       A reconciliation of reported net (loss) earnings to net (loss) earnings adjusted to reflect adoption of SFAS No. 142 in the quarter ended May 25, 2002 is provided below.

               Net (loss) earnings:
                    As reported                                                  $ (1.5)           $ (1.5)
                    Add back:  goodwill amortization                                  -               2.0
                                                                                 ------            ------
                    As adjusted                                                  $ (1.5)           $  0.5
                                                                                 ======            ======

                    Basic and diluted (loss) earnings per share:
                        As reported                                              $(0.04)           $(0.05)
                        As adjusted                                              $(0.04)           $ 0.02


Note 7.    Long-Term Debt

       On April 17, 2001 the Company sold $250.0 of 8 7/8% Senior Subordinated Notes (the "8 7/8%") due 2011. The proceeds from this offering, net of debt issue costs, were approximately $242.8. Approximately $105.0 of the proceeds were used to redeem the Company's 9 7/8% Senior Subordinated Notes (the "9 7/8% Notes") due 2006 and approximately $66.7 of the proceeds were used to repay balances outstanding under the Company's bank credit facility, which was then terminated.

       On April 17, 2001 the Company called for redemption its 9 7/8% Notes due 2006. The 9 7/8% Notes were redeemed at a price equal to 104.97% of the principal amount, together with the accrued interest to the redemption date. The Company deposited with the trustee on April 17, 2001 funds in an amount sufficient to redeem the 9 7/8% Notes on the redemption date. Upon deposit of these funds, the indenture governing the 9 7/8% Notes was discharged. The Company incurred an extraordinary charge of $9.3 (net of tax) for unamortized debt issue costs, redemption premiums and fees and expenses related to the repurchase of the 9 7/8% Notes.

       In August 2001, the Company established a new bank credit facility consisting of a $150.0 revolving credit facility which expires in August 2006. The bank credit facility is collateralized by the Company's accounts receivable, inventories and by substantially all of its other personal tangible property. On May 25, 2002, indebtedness under the existing bank credit facility consisted of outstanding borrowings of $144.0 (bearing interest at LIBOR plus 2.5%) and letters of credit aggregating approximately $5.4. The bank credit facility, which requires no principal payments until 2006, was amended on December 14, 2001 to provide additional flexibility in its financial covenants, contains customary affirmative covenants, negative covenants and conditions of borrowing, all of which were met as of May 25, 2002. The interest rate margin on the bank credit facility may increase or decrease in the event of certain changes to the Company's financial leverage ratios.
                                        8

                               BE AEROSPACE, INC.

Note 8.    Equity Offering

       On May 16, 2001, as part of a 5.75 million share offering, the Company completed the sale of approximately 2.8 million primary shares of common stock at a price of $19.50 per share. The remaining approximately 2.9 million shares of the Company's common stock represented shares that previously were issued to former owners of the four companies acquired by the Company effective February 24, 2001. These shares were sold on behalf of the former owners as part of the offering, for which the former owners received approximately $53.1 million. The Company received approximately $50.3 million, net of estimated offering costs, from the sale of the 2.8 million shares.

Note 9.    Acquisitions

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

       On September 14, 2001, the Company acquired M & M for $184.7. M & M is a leading distributor of aerospace fasteners. The M & M acquisition was completed by issuing to the former shareholders a total of approximately 1.9 million shares of B/E stock valued at $32.7, paying them $152.0 in cash and assuming current liabilities of approximately $8.8. The Company financed this acquisition through cash on hand and approximately $100.0 of borrowings under its bank credit facility. This transaction has been accounted for using purchase accounting and has been included in the Company's operations since the date of acquisition.

        The following pro forma unaudited financial data for the quarter ended May 26, 2001 is presented to illustrate the estimated effects of the fiscal 2002 acquisitions as if the transactions had occurred as of the beginning of the period.

                                                                           May 26, 2001
                                                                        ------------------
Net sales                                                                     $208.8
Net earnings before extraordinary item                                          12.3
Diluted earnings per share before extraordinary item                            0.37
Net earnings                                                                     3.0
Diluted earnings per share                                                      0.09

Note 10.   Recent Industry Conditions

       The September 11 terrorist attacks have severely impacted conditions in the airline industry. For the first time in the history of commercial aviation, all domestic airlines were grounded for a period of three days. According to industry sources, since resuming service, most major US carriers have substantially reduced their flight schedules, parking or retiring approximately 15% of their fleets. The airlines have further responded by decreasing domestic airfares 14% for the 4 months ended April 2002 compared to the same period last year. As a result of the double-digit decline in both traffic and airfares, airline revenues for domestic carriers for the first calendar quarter of 2002 were down by 22%. As a result of the substantial reduction in airline revenues arising from the September 11 terrorist attacks, and their aftermath, as well as other factors, such as the weakening economy, the U.S. airline industry incurred the largest loss in its history in calendar 2001, totaling in excess of $7 billion. Accordingly, the airlines are seeking to conserve cash in part by deferring or eliminating cabin interior refurbishment programs and canceling or deferring aircraft purchases. This has caused a substantial contraction in the Company's business, the extent and duration of which cannot be determined at this time.

                               BE AEROSPACE, INC.

       The Company's principal customers are the world's commercial airlines. During the six years ended with calendar 2000, the airlines significantly strengthened their balance sheets and enhanced their liquidity as a result of improved profitability, debt and equity financings and closely managed fleet expansion. However, increases in pilot and other airline wages, coupled with higher fuel prices and the softening of the global economy were already negatively impacting airline profitability prior to the events of September 11, 2001. The combined impact of the recent recession and the events of September 11 has negatively impacted discretionary airline spending for cabin interior refurbishments and upgrades and new aircraft purchases. The Company expects that this will have a material adverse impact on its results of operations and financial condition until such time as conditions in the airline industry improve. While management has developed and begun to implement what it believes is a sound plan to counter these difficult conditions, it cannot guarantee that the plans are adequate or will be successful.

       The airline industry is also undergoing a process of consolidation and significantly increased competition. Such consolidation could result in a reduction of future aircraft orders as overlapping routes are eliminated and airlines seek greater economies through higher aircraft utilization.

Note 11.   Facility Consolidation and Other Special Charges

       The rapid decline in industry conditions brought about by the terrorist attacks on September 11, 2001 caused the Company to implement a facility consolidation plan designed to re-align its capacity and cost structure with changed conditions in the airline industry. The Company is implementing a plan to close five facilities and reduce its workforce by about 1,000 employees. As a result, the Company recorded a charge of $98.9 which included cash expenses of approximately $15.6. In addition, during the three months ended May 25, 2002, the Company incurred approximately $6.2 of transition costs associated with the facilities and personnel consolidation program, which have been expensed as incurred as a component of cost of sales.

       The cash charges relate to involuntary severance and benefit programs for approximately 1,000 employees, lease termination costs and preparing facilities for disposal and sale. As of May 25, 2002, the Company had terminated approximately 900 employees. Through May 25, 2002, the Company paid approximately $7.5 related to severance, termination benefits and other cash costs related to this consolidation program.

       Cash requirements related to facility consolidation activities were funded from operations and bank borrowings. Pretax cash outlays are expected to aggregate approximately $12.5 during fiscal 2003.

       The following table summarizes the facility consolidation costs activity during the quarter ended May 25, 2002:

                                                  Balance at
                                                 February 23,       Dispositions/            Paid         Balance at
                                                     2002         Reclassifications         In Cash      May 25, 2002
                                                 --------------- ---------------------- --------------- ---------------
Accrued liability for severance, lease
   termination and other costs                     $  12.5             $  1.6               $ (7.5)          $ 6.6
Impaired inventories, property and equipment          12.1               (7.2)                   -             4.9
                                                 --------------- ---------------------- --------------- ---------------
                                                   $  24.6             $ (5.6)              $ (7.5)          $11.5
                                                 =============== ====================== =============== ===============

                               BE AEROSPACE, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           (DOLLARS IN MILLIONS,  EXCEPT SHARE DATA)

       The following discussion and analysis addresses the results of our operations for the three months ended May 25, 2002, as compared to the Company's results of operations for the three months ended May 26, 2001. The discussion and analysis also addresses the liquidity and financial condition of the Company and other matters.

THREE MONTHS ENDED MAY 25, 2002, AS COMPARED TO THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MAY 26, 2001

       Revenues were negatively impacted by the severe decline in industry conditions following the terrorist attacks on September 11, 2001. Net sales for the three months ended May 25, 2002 were $154.3, which is $22.5 or 12.7% less than net sales of $176.8 for the comparable period in the prior year. However, on a proforma basis, revenues declined by approximately $54.5 or 26.1%. Proforma figures treat companies acquired during fiscal 2002 as though acquired at the beginning of fiscal 2002. Sales of the commercial aircraft products segment were $47.5 or 30.7% lower than sales in the prior year, due to the recession in the airline industry and the further downturn in industry conditions following the events of September 11, 2001.

       Gross profit was $59.1, or 38.3% of net sales for the quarter, excluding facility transition expenses of $6.2, as compared to $65.9 or 37.3% of net sales in the prior year. Including such costs, gross profit was $52.9 or 34.3% of net sales, which was $13.0 lower than the prior year. The lower gross profit was due to the lower revenue level and facility and personnel transition costs. The improvement in the gross margin before such costs was primarily due to impact of our facility consolidation efforts, and lean manufacturing and continuous improvement programs.

       Selling, general and administrative expenses were $28.4 or 18.4% of net sales for the three month period as compared to $31.2 or 17.7% of net sales during the comparable period in the prior year. On a comparable basis (including last year's acquisitions in the first quarter results), such costs would have been $36.4 last year. The $8.0 year over year decrease in comparable selling, general and administrative expenses resulted from a $4.2 reduction in amortization expense and $3.8 of savings realized from facility closures and austerity measures.

       Research, development and engineering expenses were $9.1 or 5.9% of net sales for the three month period ended May 25, 2002 as compared to $12.1 or 6.8% of net sales in fiscal 2001. The year over year decrease in research, development and engineering expenses is primarily attributable to the facility consolidation program and austerity measures we implemented in response to weak airline performance caused by the recession and the September 11 terrorist attacks.

       We generated operating earnings of $21.6 or 14.0% of net sales for the current quarter, excluding facility transition expenses of $6.2. This was $1.0 or 4.4% lower than operating earnings of $22.6 or 12.8% of net sales for the comparable period in the prior year. The decrease in operating earnings in the current period is primarily attributable to the $54.5 decrease in revenues, on a proforma basis, from our businesses following the terrorist attacks on September 11, 2001, offset by cost reductions arising for our facility consolidation program, austerity measures and lower amortization expense arising from the implementation of SFAS No. 142.

       On a proforma basis, for the quarter ended May 25, 2002, our gross margin excluding transition costs expanded by 50 basis points to 38.3% as compared to the first quarter a year ago. On a similar basis, operating expenses decreased by $11.0 to $37.5, reflecting a $6.8 reduction in actual operating expenses and a $4.2 reduction in amortization expenses resulting from new accounting rules. Proforma gross margin and operating expenses were 37.8% and $48.5, respectively, for the first quarter a year ago.

                               BE AEROSPACE, INC.

       Interest expense, net was $16.9 for the quarter ended May 25, 2002, or $2.9 greater than interest expense of $14.0 for the same period in the prior year. The increase in interest expense is due to the increase in outstanding debt due to last year's financing activities and acquisitions, net of interest earned on our cash balances.

       After transition expenses, we generated a $1.5 million loss before income taxes.

       Income tax expense for the current three-month period was $0.0 as compared to $0.8 in the same period in the prior year. The Company recorded a $9.3 extraordinary item during the prior year's first quarter related to the early extinguishment of certain long-term debt.

       Earnings before facility transition expenses were $4.2 (net of income taxes of $0.5), or $0.12 per share for the current quarter, as compared to net earnings before debt extinguishments costs of $7.8 or $0.25 per share (diluted) for the comparable period in prior year. Our net loss for the current quarter was ($1.5) or ($0.04) per share as compared to a net loss of ($1.5) or ($0.05) in the prior year.




                  [Remainder of page intentionally left blank]

                               BE AEROSPACE, INC.

LIQUIDITY AND CAPITAL RESOURCES

Current Financial Condition

    Our liquidity requirements consist of working capital needs, ongoing capital expenditures and payments of interest and principal on our indebtedness. Our primary requirements for working capital are directly related to the level of our operations; working capital, primarily accounts receivable and inventories, fluctuate with the demand for our product. Our working capital was $305.1 as of May 25, 2002, as compared to $304.8 as of February 23, 2002.

    At May 25, 2002, our cash and cash equivalents were $144.8, as compared to $159.5 at February 23, 2002. This decrease in cash is primarily attributable to the timing of our semi-annual interest payments on our subordinated debt and cash costs associated with our facility consolidation program.

    We hold a promissory note from Thomson -- CSF Holding Corporation, a subsidiary of The Thales Group (a publicly traded French Company with over $9 billion in sales). We are currently involved in a dispute with Thales over certain terms of a purchase and sale agreement in connection with our sale in Fiscal 2000 of our in-flight entertainment business. Thomson -- CSF Holding Corporation failed to make payments on the promissory notes issued to us in connection with the sale when due, and in December 2000 we initiated arbitration proceedings against Thales and its parent Thomson. These obligations to us are guaranteed by Thomson -- CSF Sextant, Inc. The arbitration against Thales and Thomson is expected to be resolved during fiscal 2003.

Cash Flows

    Cash used in operating activities was $6.8 for the three months ended May 25, 2002 and $6.3 for the three months ended May 26, 2001. The primary source of cash during the three months ended May 25, 2002 was a net loss of $(1.5) offset by charges for depreciation and amortization of $6.9, other non-cash expenses of $0.6, and a decrease in accounts receivable of $1.6. These sources of cash were partly offset by cash used to reduce payables and accruals of $11.9 and an increase in inventories and other current assets of $2.5.

Capital Spending

    Our capital expenditures were $4.2 and $2.7 during the three months ended May 25, 2002 and May 26, 2001, respectively. The year over year increase in capital expenditures is in line with our expectation for annual capital expenditures of approximately $15.0-$19.0 for the next several years. We have no material commitments for capital expenditures. We have, in the past, generally funded our capital expenditures from cash from operations and funds available to us under our bank credit facility. We expect to fund future capital expenditures from cash on hand and from operations and from funds available to us under our bank credit facility. In addition, since 1989, we have completed 22 acquisitions for an aggregate purchase price of approximately $971.0. In addition, following these acquisitions, we have rationalized the businesses, reducing headcount by nearly 4,000 employees and eliminating 22 facilities. The cost of these actions was approximately $285.3. We have financed these acquisitions primarily through issuances of debt and equity securities, including our outstanding 8% Notes due 2008, 8 7/8% Notes due 2011 and the 9 1/2% Notes due 2008 and the bank credit facility.

Outstanding Debt and Other Financing Arrangements

    In August 2001, we established a new bank credit facility consisting of a $150.0 revolving credit facility which expires in August 2006. The bank credit facility is collateralized by our accounts receivable, inventories and by substantially all of our other personal property. At May 25, 2002, indebtedness under the existing bank credit facility consisted of revolving credit facility outstanding borrowings of $144.0 (bearing interest at LIBOR plus 2.5%) and letters of credit aggregating approximately $5.4. The bank credit facility, which requires no principal payments until 2006, contains customary affirmative covenants, negative covenants and conditions of borrowing, all of which were met as of May 25, 2002. The interest rate margin on the bank credit facility may increase or decrease in the event of certain changes to our financial leverage ratios.
                                       13

                               BE AEROSPACE, INC.

    Long-term debt consists principally of our 8% Notes, 8 7/8% Notes and 9 1/2% Notes. The $250.0 of 8% Notes mature on March 1, 2008, the $250.0 of 8 7/8% Notes mature on May 1, 2011 and the $200.0 of 9 1/2% Notes mature on November 1, 2008. The notes are unsecured senior subordinated obligations and are subordinated to all of our senior indebtedness. Each of the 8% Notes, 8 7/8% Notes and 9 1/2% Notes contain restrictive covenants, including limitations on future indebtedness, restricted payments, transactions with affiliates, liens, dividends, mergers and transfers of assets, all of which were met by us as of May 25, 2002. A breach of such covenants, or the covenants under our bank credit facility, that continues beyond any grace period can constitute a default, which can limit the ability to borrow and can give rise to a right of the lenders to terminate the applicable facility and/or require immediate repayment of any outstanding debt.

Contractual and Other Obligations

    The following charts reflect our contractual obligations and commercial cash commitments as of May 25, 2002. Commercial commitments include lines of credit, guarantees and other potential cash outflows resulting from a contingent event that requires performance by us or our subsidiaries pursuant to a funding commitment.

                                                      Fiscal       Fiscal      Fiscal     Fiscal      Fiscal
Contractual Obligations               Total            2003         2004        2005       2006        2007       Thereafter
                                 ----------------- ------------- ----------- ----------- ---------- ------------ --------------
Long-term debt                         $853.5          $1.3        $ 4.3       $0.6        $0.1      $147.8        $699.4
Operating leases                         29.1           6.7          6.6        4.0         3.2         2.6           6.0
Capital lease obligations                 0.2           0.2            -          -           -           -             -
                                       ------          ----        -----       ----        ----      ------        ------
Total                                  $882.8          $8.2        $10.9       $4.6        $3.3      $150.4        $705.4
                                       ======          ====        =====       ====        ====      ======        ======

Commercial Commitments
Letters of Credit                      $  5.4          $5.4        $   -       $  -        $  -      $    -        $    -

    We believe that the cash flow from operations, which provides us with our ability to fund our operations, make planned capital expenditures, make scheduled payments and refinance our indebtedness, depends on our future operating performance, which, in turn, is subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control.

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

                               BE AEROSPACE, INC.

NEW ACCOUNTING PRONOUNCEMENTS

    In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations." SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company has adopted SFAS No. 141 and applied its new purchase accounting requirements to the acquisition of M & M Aerospace.

    In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." We adopted SFAS No. 142 on February 24, 2002. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS No. 142 also requires us to complete a transitional goodwill impairment test six months from the date of adoption. While the Company has not completed its transitional goodwill assessment test, it does not believe the impact, if any, will be material. The Company has tested indefinite-lived intangible assets in connection with the adoption of SFAS No. 142 and no impairment existed.

    In June 2001, the FASB issued SFAS No. 143, "Accounting for Retirement Obligations." SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, with early adoption permitted. The Company is currently evaluating the provisions of SFAS No. 143 but expects that the provisions of SFAS No. 143 will not have a material impact on its consolidated results of operations and financial position upon adoption.

    In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of" and was effective beginning on February 24, 2002. The adoption of SFAS No. 144 did not have a material impact on our consolidated results of operations and financial position.

CRITICAL ACCOUNTING POLICIES

    The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions.

    Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. We believe that our critical accounting policies are limited to those described below. For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K/A for the fiscal year ended February 23, 2002.

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

                               BE AEROSPACE, INC.

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

Long-Lived Assets (including Tangible and Intangible Assets and Goodwill)

    To conduct our global business operations and execute our strategy, we acquire tangible and intangible assets. We periodically evaluate the recoverability of the carrying amount of our long-lived assets (including property and equipment, goodwill and other intangible assets) whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. An impairment is assessed when the undiscounted expected future cash flows derived from an asset are less than its carrying amount. Impairments are recognized in operating earnings. We continually apply judgment when applying these impairment rules to determine the timing of the impairment test, the undiscounted cash flows used to assess impairments, and the fair value of an impaired asset. The dynamic economic environment in which each of our businesses operate and the resulting assumptions used to estimate future cash flows impact the outcome of all impairment tests.

Accounting for Income Taxes

    As part of the process of preparing our consolidated financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheets. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the consolidated statements of operations.

    Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance of $106.3 million as of May 25, 2002, due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain net operating income losses carried forward, before they expire. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to establish additional valuation allowance which could materially impact our financial position and results of operations.

                               BE AEROSPACE, INC.

DEPENDENCE UPON CONDITIONS IN THE AIRLINE INDUSTRY

    The September 11 terrorist attacks have severely impacted conditions in the airline industry. For the first time in the history of commercial aviation, all domestic airlines were grounded for a period of three days. According to industry sources, since resuming service, most major US carriers have substantially reduced their flight schedules, parking or retiring approximately 15% of their fleets. The airlines have further responded by decreasing domestic airfares 14% for the 4 months ended April 2002 compared to the same period last year. As a result of the double-digit decline in both traffic and airfares, airline revenues for domestic carriers for the first calendar quarter of 2002 were down by 22%. As a result of the substantial reduction in airline revenues arising from the September 11 terrorist attacks, and their aftermath, as well as other factors, such as the weakening economy, the U.S. airline industry incurred the largest loss in its history in calendar 2001, totaling in excess of $7 billion. Accordingly, the airlines are seeking to conserve cash in part by deferring or eliminating cabin interior refurbishment programs and canceling or deferring aircraft purchases. This has caused a substantial contraction in our business, the extent and duration of which cannot be determined at this time.

    Our principal customers are the world's commercial airlines. During the six years ending with calendar 2000, the airlines significantly strengthened their balance sheets and enhanced their liquidity as a result of improved profitability, debt and equity financings and closely managed fleet expansion. However, increases in pilot and other airline wages, coupled with higher fuel prices and the softening of the global economy were already negatively impacting airline profitability prior to the events of September 11, 2001. The combined impact of the recent recession and the events of September 11 has negatively impacted discretionary airline spending for cabin interior refurbishments and upgrades and new aircraft purchases. We expect that this will have a material adverse impact on our results of operations and financial condition until such time as conditions in the airline industry improve. While management has developed and begun to implement what it believes is a sound plan to counter these difficult conditions, it cannot guarantee that the plans are adequate or will be successful.

    The airline industry is also undergoing a process of consolidation and significantly increased competition. Such consolidation could result in a reduction of future aircraft orders as overlapping routes are eliminated and airlines seek greater economies through higher aircraft utilization.

FORWARD-LOOKING STATEMENTS

    This report contains forward-looking statements, including statements regarding implementation and expected benefits of lean manufacturing and continuous improvement programs, the Company's dealings with customers and partners, the consolidation of facilities, integration of acquired businesses, ongoing capital expenditures, the adequacy of funds to meet the Company's capital requirements, the ability to refinance our indebtedness, if necessary, the reduction of debt, the potential impact of new accounting pronouncements, the allocation of M & M's purchase price, the impact on our business of the September 11, 2001 terrorist attacks and the resolution of the Company's arbitration against Thales. These forward-looking statements include risks and uncertainties, and the Company's actual experience may differ materially from that anticipated in such statements. Factors that might cause such a difference include those discussed in the Company's filings with the Securities and Exchange Commission, including its most recent proxy statement and Form 10-K/A, as well as future events that may have the effect of reducing the Company's available operating income and cash balances, such as unexpected operating losses, the impact of rising fuel prices on our airline customers, delays in, or unexpected costs associated with, the integration of our acquired businesses, conditions in the airline industry, problems meeting customer delivery requirements, the Company's success in winning new or expected refurbishment contracts from customers, capital expenditures, cash expenditures related to possible future acquisitions, facility closures, product transition costs, labor disputes involving us, our significant customers or airframe manufacturers, the possibility of a write-down of intangible assets, delays or inefficiencies in the introduction of new products or fluctuations in currency exchange rates.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to a variety of risks, including foreign currency fluctuations and changes in interest rates affecting the cost of our variable-rate debt.

                               BE AEROSPACE, INC.

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

       From time to time, the Company and its foreign subsidiaries may enter into foreign currency exchange contracts to manage risk on transactions conducted in foreign currencies. At May 25, 2002, we had no outstanding forward currency exchange contracts. We did not enter into any other derivative financial instruments.

       Interest Rates - At May 25, 2002, we had adjustable rate debt of $144.0 and fixed rate debt of $699.6. The weighted average interest rate for the adjustable and fixed rate debt was approximately 4.7% and 8.7%, respectively, at May 25, 2002. If interest rates were to increase by 10% above current rates, the estimated impact on our financial statements would be to reduce pretax income annually by approximately $0.7. We do not engage in transactions to hedge our exposure to changes in interest rates.



                  [Remainder of page intentionally left blank]

                               BE AEROSPACE, INC.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                 None.

Item 2.  Changes in Securities                                             None.

Item 3.  Defaults Upon Senior Securities                                   None.

Item 4.  Submission of Matters to a Vote of Security Holders               None.

Item 5.  Other Information                                                 None.

Item 6.  Exhibits and Reports


          a.   Exhibits

          10(ii)    Leases
          10.1      Lease dated October of 1998, between Kilroy Realty, L.P.,
                    as lessor and BE Aerospace, Inc. as lessee, related to the Anaheim, California property.
          10.2      Lease dated February 20, 2001, between Pelmad Corporation, as landlord and BE Aerospace, Inc., as tenant, related to the Miami, Florida property.

b.       Reports

          Form 8-K, dated April 10, 2002 and filed April 11, 2002, includes a press release containing earnings release information including certain unaudited financial information.

                               BE AEROSPACE, INC.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   BE AEROSPACE, INC.







Date:  June 26, 2002           By: /s/ Robert J. Khoury
                                   --------------------
                                   Robert J. Khoury
                                   President and
                                   Chief Executive Officer





Date:  June 26, 2002            By: /s/ Thomas P. McCaffrey
                                    -----------------------
                                    Thomas P. McCaffrey
                                    Corporate Senior Vice President of
                                    Administration and Chief
                                    Financial Officer