Form 10-Q
period 2002-08-24
BE AEROSPACE INC
filed 2002-10-07
CIK 861361

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q



                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



                 For The Quarterly Period Ended August 24, 2002



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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES[X] NO[ ]

     The registrant has one class of common stock, $0.01 par value, of which 35,920,415 shares were outstanding as of October 3, 2002.

                               BE AEROSPACE, INC.


                 FORM 10-Q for the Quarter Ended August 24, 2002

                                Table of Contents


                                                                            Page

Part I  Financial Information

Item 1. Condensed Consolidated Financial Statements (Unaudited)

        a) Condensed Consolidated Balance Sheets
           at August 24, 2002 and August 25, 2001..............................3

        b) Condensed Consolidated Statements of Operations for the
           three and six months ended August 24, 2002 and August 25, 2001......4

        c) Condensed Consolidated Statements of Cash Flows for the
           six months ended August 24, 2002 and August 25, 2001................5

        d) Notes to Condensed Consolidated Financial Statements................6

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations.............................................14

Item 3. Quantitative and Qualitative Disclosures About Market Risk............23

Item 4. Controls and Procedures...............................................23

Part II Other Information

Item 1. Legal Proceedings.....................................................24

Item 2. Changes in Securities.................................................24

Item 3. Defaults Upon Senior Securities.......................................24

Item 4. Submission of Matters to a Vote of Security Holders...................24

Item 5. Other Information.....................................................24

Item 6. Exhibits and Reports on Form 8-K......................................24

        Signatures............................................................25

        Certifications........................................................26

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               BE AEROSPACE, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                    (Dollars in millions, except share data)

                                                                                          August 24,          February 23,
                                                                                             2002                 2002
                                                                                          ----------          ------------
ASSETS
Current Assets:
  Cash and cash equivalents                                                               $   147.5          $   159.5
  Accounts receivable - trade, less allowance for doubtful
    accounts of $3.4 (August 24, 2002)
    and $4.9 (February 23, 2002)                                                               98.7               93.3
  Inventories, net                                                                            162.7              157.0
  Other current assets                                                                         49.6               46.6
                                                                                          ---------          ---------
    Total current assets                                                                      458.5              456.4

Property and equipment, net                                                                   141.6              142.7
Goodwill                                                                                      345.8              333.1
Other intangible assets, net                                                                  163.2              172.9
Other assets, net                                                                              24.3               23.2
                                                                                          ---------          ---------
                                                                                          $ 1,133.4          $ 1,128.3
                                                                                          =========          =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                                                        $    62.8          $    48.1
  Accrued liabilities                                                                          90.2              102.2
  Current portion of long-term debt                                                             3.3                1.3
                                                                                          ---------          ---------
    Total current liabilities                                                                 156.3              151.6

Long-term debt                                                                                850.2              853.5
Other liabilities                                                                               1.6                2.1

Stockholders' Equity:
  Preferred stock, $0.01 par value; 1.0 million shares
    authorized; no shares outstanding                                                            --                 --
  Common stock, $0.01 par value; 100.0 million shares authorized;
    34.8 million (August 24, 2002), 34.4 million (February 23, 2002)
    shares issued and outstanding                                                               0.3                0.3
  Additional paid-in capital                                                                  408.3              405.3
  Accumulated deficit                                                                        (266.4)            (258.7)
  Accumulated other comprehensive loss                                                        (16.9)             (25.8)
                                                                                          ---------          ---------
    Total stockholders' equity                                                                125.3              121.1
                                                                                          ---------          ---------
                                                                                          $ 1,133.4          $ 1,128.3
                                                                                          =========          =========

See accompanying notes to condensed consolidated financial statements.

                               BE AEROSPACE, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                  (Dollars in millions, except per share data)

                                                             THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                       --------------------------------    -------------------------------
                                                          August 24,       August 25,         August 24,      August 25,
                                                            2002             2001               2002            2001
                                                       ---------------- ---------------    --------------- ---------------
Net sales                                                    $154.8         $179.1             $309.1          $355.9

Cost of sales                                                 105.8          110.1              207.1           221.0
                                                             ------         ------             ------          ------

Gross profit                                                   49.0           69.0              102.0           134.9

Operating expenses:

     Selling, general and administrative                       28.9           34.3               57.4            65.5
     Research, development and engineering                      9.6           11.0               18.7            23.1
                                                             ------         ------             ------          ------
     Total operating expenses                                  38.5           45.3               76.1            88.6
                                                             ------         ------             ------          ------

Operating earnings                                             10.5           23.7               25.9            46.3

Interest expense, net                                          16.7           13.8               33.6            27.8
                                                             ------         ------             ------          ------

(Loss) earnings before income taxes
      and extraordinary item                                   (6.2)           9.9               (7.7)           18.5

Income taxes                                                     --            1.0                 --             1.8
                                                             ------         ------             ------          ------

(Loss) earnings before extraordinary item                      (6.2)           8.9               (7.7)           16.7

Extraordinary item, net of tax                                   --             --                 --             9.3
                                                             ------         ------             ------          ------

Net (loss) earnings                                          $ (6.2)        $  8.9              $(7.7)         $  7.4
                                                             ======         ======             ======          ======

Basic net (loss) earnings per common share:

     (Loss) earnings before extraordinary item               $(0.18)        $ 0.28             $(0.22)         $ 0.54

     Extraordinary item                                          --             --                 --           (0.30)
                                                             ------         ------             ------          ------
     Net (loss) earnings per common share                    $(0.18)        $ 0.28             $(0.22)         $ 0.24
                                                             ======         ======             ======          ======

Diluted net (loss) earnings per common share:

     (Loss) earnings before extraordinary item               $(0.18)        $ 0.27             $(0.22)         $ 0.52

     Extraordinary item                                          --             --                 --           (0.29)
                                                             ------         ------             ------          ------
     Net (loss) earnings per common share                    $(0.18)        $ 0.27             $(0.22)         $ 0.23
                                                             ======         ======             ======          ======

See accompanying notes to condensed consolidated financial statements.

                               BE AEROSPACE, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                              (Dollars in millions)

                                                                                         SIX MONTHS ENDED
                                                                                  ----------------------------------
                                                                                    August 24,       August 25,
                                                                                       2002             2001
                                                                                  ----------------- ----------------
   CASH FLOWS FROM OPERATING ACTIVITIES:
       Net (loss) earnings                                                          $    (7.7)        $    7.4
       Adjustments to reconcile net (loss) earnings to net cash flows provided by operating activities:
                   Extraordinary item                                                      --              9.3
                   Depreciation and amortization                                         14.5             24.0
                   Non-cash employee benefit plan contributions                           1.1              1.0
                   Loss on disposal of property and equipment                             1.1               --
          Changes in operating assets and liabilities, net of acquisitions:
                   Accounts receivable                                                   (3.5)            (7.1)
                   Inventories                                                           (2.7)             3.5
                   Other current assets                                                  (2.5)            (4.3)
                   Accounts payable                                                      13.6             (5.9)
                   Accrued liabilities                                                  (13.4)             3.9
                                                                                    ---------         --------
      Net cash flows provided by operating activities                                     0.5             31.8
                                                                                    ---------         --------

   CASH FLOWS FROM INVESTING ACTIVITIES:
          Acquisitions, net of cash acquired                                             (4.5)           (48.5)
          Capital expenditures                                                           (8.7)            (6.5)
          Changes in intangible and other assets                                         (1.4)           (16.0)
                                                                                    ---------         --------
      Net cash flows used in investing activities                                       (14.6)           (71.0)
                                                                                    ---------         --------

   CASH FLOWS FROM FINANCING ACTIVITIES:
          Net payments under bank credit facilities                                      (1.0)           (66.7)
          Proceeds from issuances of stock, net of expenses                               1.9             57.2
          Principal payments on long-term debt                                           (0.9)          (101.8)
          Proceeds from long-term debt                                                     --            244.9
                                                                                    ---------         --------
      Net cash flows provided by (used in) financing activities                            --            133.6
                                                                                    ---------         --------

   Effect of exchange rate changes on cash flows                                          2.1               --
                                                                                    ---------         --------

   Net (decrease) increase in cash and cash equivalents                                 (12.0)            94.4

   Cash and cash equivalents, beginning of period                                       159.5             60.3
                                                                                    ---------         --------

   Cash and cash equivalents, end of period                                         $   147.5         $  154.7
                                                                                    =========         ========

   Supplemental disclosures of cash flow information:
      Cash paid during period for:
          Interest, net                                                             $    34.1         $   23.1
          Income taxes, net                                                         $     1.5         $    1.1


See accompanying notes to condensed consolidated financial statements.

                               BE AEROSPACE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            (UNAUDITED - DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

Note 1.    Basis of Presentation
           ---------------------
       The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and are unaudited pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. All adjustments, which, in the opinion of management, are considered necessary for a fair presentation of the results of operations for the periods shown, are of a normal recurring nature and have been reflected in the condensed consolidated financial statements. The results of operations for the periods presented are not necessarily indicative of the results expected for the full fiscal year or for any future period. The information included in these condensed consolidated financial statements should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this report and the consolidated financial statements and accompanying notes included in the BE Aerospace, Inc. (the "Company" or "B/E") Annual Report on Form 10-K/A for the year ended February 23, 2002.

       The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts and related disclosures. Actual results could differ from those estimates.

       Certain reclassifications have been made for consistent presentation.

Note 2.    Comprehensive Earnings (Loss)
           -----------------------------

        Comprehensive earnings (loss) is defined as all changes in a company's net assets except changes resulting from transactions with shareholders. It differs from net earnings (loss) in that certain items currently recorded to equity would be a part of comprehensive earnings (loss). The following table sets forth the computation of comprehensive earnings (loss) for the periods presented:

                                                           THREE MONTHS ENDED               SIX MONTHS ENDED
                                                       August 24,      August 25,       August 24,      August 25,
                                                          2002            2001             2002            2001
                                                     --------------  --------------   --------------  ------------
Net (loss) earnings                                       $(6.2)          $  8.9           $(7.7)          $ 7.4
Other comprehensive (loss) earnings:
   Foreign exchange translation adjustment                  5.1              3.2             8.9            (0.7)
                                                          -----           ------           -----           -----
Comprehensive (loss) earnings                             $(1.1)          $ 12.1           $ 1.2           $ 6.7
                                                          =====           ======           =====           =====

                               BE AEROSPACE, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
            (UNAUDITED - DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

Note 3.    Segment Reporting
           -----------------
       The Company is organized based on the products and services it offers. Under this organizational structure, the Company has three reportable segments: Commercial Aircraft Products, Business Jet Products and Fastener Distribution. The Company's Commercial Aircraft Products segment consists of eight principal operating units while the Business Jet Products and Fastener Distribution segments consist of two and one principal operating units, respectively.

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

        The following table presents net sales and other financial information by business segment:

                                                  THREE MONTHS ENDED                   SIX MONTHS ENDED
                                          ----------------------------------- -----------------------------------
                                           August 24,           August 25,      August 24,          August 25,
                                              2002                 2001            2002                2001
                                          -------------- ----- -------------- --------------- ---- --------------
     Commercial Aircraft Products
       Net sales                              $ 110.5              $ 154.0        $ 217.6               $  308.6
       Operating earnings                        13.7    (A)          20.4           25.7     (A)           40.8

    Business Jet Products
       Net sales                                 21.1                 25.1           43.9                   47.3
       Operating earnings                         4.6    (A)           3.3            9.4     (A)            5.5

    Fastener Distribution
       Net sales                                 23.2                  --            47.6                     --
       Operating earnings                         3.5                  --             8.4                     --

    Consolidated
       Net sales                                154.8                179.1          309.1                  355.9
       Operating earnings                        21.8    (A)          23.7           43.5     (A)           46.3

(A) Amounts exclude facility and personnel transition costs of $11.3 and $17.6 for the three and six months ended August 24, 2002, respectively. Including the transition costs, operating earnings for the Commercial Aircraft Products and Business Jet Products business segments were $3.3 and $3.7, respectively, for the three months ended August 24, 2002, and $9.1 and $8.4 for the six months ended August 24, 2002. The Company's operating earnings, including transition costs, were $10.5 and $25.9 for the three months and six months ended August 24, 2002, respectively.

                               BE AEROSPACE, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
            (UNAUDITED - DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)


Note 4.    Net (Loss) Earnings Per Common Share
           ------------------------------------
        Basic net (loss) earnings per common share is computed using the weighted average common shares outstanding during the period. Diluted net
    (loss) earnings per common share is computed by using the average share price during the period when calculating the dilutive effect of stock options. Shares outstanding for the periods presented were as follows:

                                                               THREE MONTHS ENDED              SIX MONTHS ENDED
                                                            --------------------------     -------------------------
                                                            August 24,      August 25,     August 24,     August 25,
                                                               2002            2001           2002           2001
                                                               ----            ----           ----           ----
  Weighted average common shares outstanding                   34.8            32.2           34.7           30.9
  Dilutive effect of employee stock options                      --             1.0             --            1.2
                                                               ----            ----           ----           ----
  Diluted shares outstanding                                   34.8            33.2           34.7           32.1
                                                               ====            ====           ====           ====

Note 5.    Recent Accounting Pronouncements
           --------------------------------
        In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, with early adoption permitted. The Company plans to adopt SFAS No. 143 on February 23, 2003. The Company is currently evaluating the provisions of SFAS No. 143 but expects that the provisions of SFAS No. 143 will not have a material impact on its consolidated results of operations and financial position upon adoption.

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

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145, among other things, requires gains and losses on extinguishment of debt to be classified as part of continuing operations rather than treated as extraordinary, as previously required in accordance with SFAS 4. SFAS No. 145 also modifies accounting for subleases where the original lessee remains the secondary obligor and requires certain modifications to capital leases to be treated as sale-leaseback transactions. The Company plans to adopt SFAS No. 145 on February 23, 2003 with no material impact on its consolidated financial statements.

        In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 nullifies the guidance previously provided under Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Among other things, SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred as opposed to when there is commitment to a restructuring plan as set forth under the nullified guidance. The Company plans to adopt SFAS No. 146 on February 23, 2003 for future restructurings, but expects no material impact on its consolidated financial statements.

                               BE AEROSPACE, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
            (UNAUDITED - DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)


Note 6.    Goodwill and Intangible Assets
           ------------------------------
       Effective February 24, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." As a result of adopting SFAS No. 142, the Company's goodwill and certain intangible assets are no longer amortized, but are subject to an annual impairment test. In accordance with the implementation of SFAS No. 142, the historical cost and accumulated amortization of certain developed technologies were reset with no impact to the consolidated financial statements. The following sets forth the intangible assets by major asset class, all of which were acquired during acquisition transactions:

                                                        August 24, 2002                      February 23, 2002
                                ------------ -------------------------------------- -------------------------------------
                                                                            Net                                   Net
                                Useful Life  Original     Accumulated      Book      Original    Accumulated     Book
                                  (Years)      Cost      Amortization      Value       Cost     Amortization     Value
                                ------------ ---------- ---------------- ---------- ----------- -------------- ----------
Acquired technologies               4-30      $ 93.2        $13.4         $ 79.8      $108.7        $27.2       $  81.5
Trademarks and patents              7-30        25.4          7.8           17.6        24.6          6.8          17.8
Trademarks (nonamortizing)                      19.4           --           19.4        19.4           --          19.4
Technical qualifications, plans
 and drawings                       3-30        25.8         12.2           13.6        25.5         11.5          14.0
Replacement parts annuity
  and product approvals             3-30        38.5         17.2           21.3        37.6         15.9          21.7
Covenant not to compete and
  other identified intangibles      3-10        20.5          9.0           11.5        30.6         12.1          18.5
                                              ------        -----         ------      ------        -----       -------
                                              $222.8        $59.6         $163.2      $246.4        $73.5       $ 172.9
                                              ======        =====         ======      ======        =====       =======

       In connection with the implementation of SFAS No. 142, the historical cost and accumulated amortization of certain acquired technologies were reset with no impact to the consolidated financial statements. Changes to the original cost basis of intangible assets during the six month period ended August 24, 2002 were due to the reclassification of assembled workforce to goodwill and foreign currency fluctuations.

       Aggregate amortization expense on intangible assets was approximately $2.3 and $4.4 for the three and six months ended August 24, 2002, respectively. In accordance with SFAS No. 142, the Company has completed step one of the transitional impairment tests and fair value analysis for goodwill and other intangible assets, respectively, and there was no impairment indicators present and no loss was recorded during the respective three and six month periods. Amortization expense is expected to be approximately $8.9 in each of the next five fiscal years.

       Changes to the original cost basis of intangible assets during the six months ended August 24, 2002 were due to the reclassification of assembled workforce to goodwill and foreign currency fluctuations. The changes in the carrying amount of goodwill for the six months ended August 24, 2002 are as follows:

                                                                 Total
                                                                ------
Balance as of February 23, 2002                                 $333.1
Additions                                                          2.0
Reclassification of assembled workforce                            8.5
Impairment losses                                                   --
Effect of foreign currency translation                             2.2
                                                                ------
Balance as of August 24, 2002                                   $345.8
                                                                ======

                               BE AEROSPACE, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
            (UNAUDITED - DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

       A reconciliation of reported earnings before extraordinary item to earnings before extraordinary item adjusted to reflect the adoption of SFAS No. 142 in the three and six months ended August 25, 2001 is as follows:

                                                                       THREE MONTHS ENDED      SIX MONTHS ENDED
                                                                     ----------------------- ---------------------
                                                                         August 25, 2001        August 25, 2001
                                                                     ----------------------- ---------------------
                 Earnings before extraordinary item:
                    As reported                                             $   8.9                 $  16.7
                    Goodwill amortization, net of taxes                         2.3                     4.3
                                                                            -------                 -------
                    As adjusted                                             $  11.2                 $  21.0
                                                                            =======                 =======

                    Basic earnings per share before extraordinary item:
                        As reported                                         $  0.28                 $  0.54
                        As adjusted                                         $  0.35                 $  0.65

                    Diluted earnings per share before extraordinary item:
                        As reported                                         $  0.27                 $  0.52
                        As adjusted                                         $  0.34                 $  0.63


       A reconciliation of reported net earnings to net earnings adjusted to reflect the adoption of SFAS No. 142 in the three and six months ended August 25, 2001 is as follows:


                                                                     THREE MONTHS ENDED      SIX MONTHS ENDED
                                                                   ----------------------- ----------------------
                                                                      August 25, 2001         August 25, 2001
                                                                   ----------------------- ----------------------
              Net earnings:
                   As reported                                               $  8.9                  $  7.4
                   Goodwill amortization, net of taxes                          2.3                     4.3
                                                                             ------                  ------
                   As adjusted                                               $ 11.2                  $ 11.7
                                                                             ======                  ======

                   Basic earnings per share:
                       As reported                                           $ 0.28                  $ 0.24
                       As adjusted                                           $ 0.35                  $ 0.38

                   Diluted earnings per share:
                       As reported                                           $ 0.27                  $ 0.23
                       As adjusted                                           $ 0.34                  $ 0.36


Note 7.    Long-Term Debt
           --------------
       On April 17, 2001 the Company sold $250.0 of 8 7/8% Senior Subordinated Notes (the "8 7/8% Notes") due 2011. The proceeds from this offering, net of debt issue costs, were approximately $242.8. Approximately $105.0 of the proceeds were used to redeem the Company's 9 7/8% Senior Subordinated Notes (the "9 7/8% Notes") due 2006 and approximately $66.7 of the proceeds were used to repay balances outstanding under the Company's bank credit facility, which was then terminated.

       On April 17, 2001 the Company called for redemption its 9 7/8% Notes due 2006. The 9 7/8% Notes were redeemed at a price equal to 104.97% of the principal amount, together with the accrued interest through the redemption date. The Company deposited with the trustee on April 17, 2001 funds in an amount sufficient to redeem the 9 7/8% Notes on the redemption date. Upon deposit of these funds, the indenture governing the 9 7/8% Notes was discharged. The Company incurred an extraordinary charge of $9.3 (net of tax) for unamortized debt issue costs, redemption premiums and fees and expenses related to the repurchase of the 9 7/8% Notes.

                               BE AEROSPACE, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
            (UNAUDITED - DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)


       In August 2001, the Company established a new bank credit facility consisting of a $150.0 revolving credit facility that expires in August 2006. The bank credit facility is collateralized by the Company's accounts receivable, inventories and by substantially all of its other personal tangible property. On August 24, 2002, indebtedness under the existing bank credit facility consisted of outstanding borrowings of $144.0 (bearing interest at LIBOR plus 3.0%) and letters of credit aggregating approximately $5.6. The bank credit facility requires no principal payments until 2006. The bank credit facility, which was amended on December 14, 2001 to provide additional flexibility in its financial covenants, contains customary affirmative covenants, negative covenants and conditions of borrowing, all of which were met as of August 24, 2002. The interest rate margin on the bank credit facility may increase or decrease in the event of certain changes to the Company's financial leverage ratios.

Note 8.  Equity Offering
         ---------------
       On May 16, 2001, as part of a 5.75 million share offering, the Company completed the sale of approximately 2.8 million primary shares of common stock at a price of $19.50 per share. The remaining approximately 2.9 million shares of the Company's common stock represented shares that previously were issued to former owners of the four companies acquired by the Company effective February 24, 2001. These shares were sold on behalf of the former owners as part of the offering, for which the former owners received approximately $53.1 million. The Company received approximately $50.3 million, net of estimated offering costs, from the sale of the 2.8 million shares.

Note 9.    Acquisitions and Disposition
           ----------------------------
       Effective May 8, 2001, the Company acquired the outstanding common stock of Nelson Aero Space, Inc. for approximately $20.0. Effective July 18, 2001, the Company acquired the outstanding common stock of Denton Jet Interiors, Inc. for approximately $16.0. Both of the transactions have been accounted for using purchase accounting. The assets purchased and liabilities assumed have been reflected in the accompanying balance sheet as of February 23, 2002.

       On September 14, 2001, the Company acquired M & M Aerospace Hardware, Inc. ("M & M") for $184.7. M & M is a leading distributor of aftermarket aerospace fasteners. The M & M acquisition was completed by issuing to the former shareholders a total of approximately 1.9 million shares of B/E stock valued at $32.7, paying them $152.0 in cash which includes the assumption of current liabilities of approximately $8.8. The Company financed this acquisition through cash on hand and approximately $100.0 of borrowings under its bank credit facility. This transaction has been accounted for using purchase accounting and has been included in the Company's operations since the date of acquisition.

        The following pro forma unaudited financial data for the three months and six months ended August 25, 2001 is presented to illustrate the estimated effects of the fiscal 2002 acquisitions as if the transactions had occurred as of the beginning of the period.

                                                                   THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                  --------------------- ---------------------
                                                                    August 25, 2001       August 25, 2001
                                                                  --------------------- ---------------------
Net sales                                                              $ 208.0               $ 416.8
Net earnings before extraordinary item                                    12.2                  24.5
Diluted net earnings per share before extraordinary item                  0.35                  0.72
Net earnings                                                              12.2                  15.2
Diluted earnings per share                                                0.35                  0.45


                               BE AEROSPACE, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
            (UNAUDITED - DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

        On February 25, 1999, the Company completed the sale of a 51% interest in its In-Flight Entertainment ("IFE") business to Sextant Avionique, Inc. ("Sextant"), a wholly-owned subsidiary of Sextant Avionique, S.A. (the "IFE Sale"). The Company sold its 51% interest in IFE for $62.0 in cash. Terms of the purchase agreement provided for the final price for the 51% interest to be determined on the basis of operating results for the IFE business over the two-year period ending February 28, 2001. The Company used substantially all of the proceeds from the IFE Sale to repay a portion of its bank line of credit. On October 5, 1999, the Company completed the sale of its remaining 49% equity interest in IFE to Sextant and this sale did not result in a significant gain. Total consideration for 100% of its equity interest in IFE, intra-entity obligations and the provision of marketing, product and technical consulting services will range from a minimum of $93.6 up to $123.3 (inclusive of the $62.0 received in February 1999 for the sale of a 51% interest in IFE). Terms of the agreement provide for the Company to receive payments of $15.7 on October 5, 2000 and 2001, (the "IFE obligations") which are included in other current assets net, in the accompanying financial statements as of August 24, 2002. A third and final payment will be based on the actual sales and booking performances over the period from March 1, 1999 to December 31, 2001. The IFE obligations are guaranteed by Thomson-CSF, a parent company of Sextant Avionique, S.A.. Sextant has not made any of the payments due to BE Aerospace, Inc. under the terms of the purchase and sale agreement. The Company has initiated arbitration proceedings to compel payment. Sextant has counterclaimed against the Company, claiming various breaches of the IFE Sale agreements. The Company expects that this will be resolved and the amount collected during fiscal 2003.

Note 10.   Recent Industry Conditions
           --------------------------
       The September 11, 2001 terrorist attacks have severely impacted conditions in the airline industry. For the first time in the history of commercial aviation, all domestic airlines were grounded for a period of three days. According to industry sources, since resuming service, most major US carriers have substantially reduced their flight schedules, parking or retiring approximately 15% of their fleets. During August 2002, several U.S. airlines announced further fleet downsizing, workforce reductions and other cost reduction initiatives. The airlines have further responded by decreasing domestic airfares to levels not seen since 1988. Domestic airline revenues are down 12% for the first eight months of calendar 2002 compared to the same period last year. As a result of the double-digit decline in both traffic and airfares following the September 11, 2001 terrorist attacks, and their aftermath, as well as other factors, such as the weakening economy, the U.S. airline industry incurred the largest loss in its history in calendar 2001, totaling in excess of $6 billion, net of a $5 billion cost infusion from the federal government to offset these losses stemming from the shutdown of the nation's airspace following the events of September 11, 2001. Industry experts now expect that the U.S. airline industry losses in calendar 2002 may exceed those realized in 2001. Accordingly, the airlines are seeking to conserve cash in part by deferring or eliminating cabin interior refurbishment programs and canceling or deferring aircraft purchases. This has caused a substantial contraction in the Company's business, the extent and duration of which cannot be determined at this time.

       The Company's principal customers are the world's commercial airlines. During the six years ended with calendar 2000, the airlines significantly strengthened their balance sheets and enhanced their liquidity as a result of improved profitability, debt and equity financings and closely managed fleet expansion. However, increases in pilot and other airline wages, coupled with higher fuel prices and the softening of the global economy were already negatively impacting airline profitability prior to the events of September 11, 2001. The combined impact of the recent recession and the events of September 11, 2001 has negatively impacted discretionary airline spending for cabin interior refurbishments and upgrades and new aircraft purchases. The Company expects that this will have a material adverse impact on its results of operations and financial condition until such time as conditions in the airline industry improve. While management has developed and begun to implement what it believes is an aggressive cost reduction plan to counter these difficult conditions, it cannot guarantee that the plans are adequate or will be successful.

       The airline industry is also undergoing a process of consolidation and significantly increased competition. Such consolidation could result in a reduction of future aircraft orders as overlapping routes are eliminated and airlines seek greater economies through higher aircraft utilization.

                               BE AEROSPACE, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
            (UNAUDITED - DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

Note 11.   Facility Consolidation and Other Special Charges
           ------------------------------------------------
       The industry conditions described above have caused the Company to implement a facility consolidation plan designed to re-align its capacity and cost structure with changed conditions in the airline industry. The Company is implementing a plan to close five facilities and reduce its workforce by about 1,000 employees. As a result, the Company recorded a charge of $98.9, which included cash expenses of approximately $15.6 during the quarter ended November 24, 2001.

       The cash charges relate to involuntary severance and benefit programs for approximately 1,000 employees, lease termination costs and preparing facilities for disposal and sale. As of August 24, 2002, the Company had terminated more than 1,000 employees. Through August 24, 2002, the Company paid approximately $10.0 related to severance, termination benefits and other cash costs related to this consolidation program.

       In addition, during the three months and six months ended August 24, 2002, the Company revised its consolidation plan by increasing its targeted headcount reductions to 1,200 and it incurred approximately $11.3 and $17.6, respectively, of transition costs associated with the facilities and personnel consolidation program, which have been expensed as incurred as a component of cost of sales. Cash requirements related to facility consolidation activities were funded from operations and bank borrowings. Pretax cash outlays related to transition expenses are expected to aggregate approximately $22.0 during fiscal 2003.

       The following table summarizes the facility consolidation costs activity during the six months ended August 24, 2002:

                                                  Balance at
                                                 February 23,       Dispositions/            Paid         Balance at
                                                     2002         Reclassifications         In Cash     August 24, 2002
                                                 --------------- ---------------------- --------------- ---------------
Accrued liability for severance, lease
   termination and other costs                     $  12.5             $  1.4               $ (8.3)          $ 5.6
Impaired inventories, property and equipment          12.1               (8.8)                  --             3.3
                                                 --------------- ---------------------- --------------- ---------------
                                                   $  24.6             $ (7.4)              $ (8.3)          $ 8.9
                                                 =============== ====================== =============== ===============


                  [Remainder of page intentionally left blank]

                               BE AEROSPACE, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           (DOLLARS IN MILLIONS,  EXCEPT PER SHARE DATA)

        The following discussion and analysis addresses the results of the Company's operations for the three months ended August 24, 2002, as compared to the Company's results of operations for the three months ended August 25, 2001. The discussion and analysis then addresses the results of the Company's operations for the six months ended August 24, 2002, as compared to the Company's results of operations for the six months ended August 25, 2001. The discussion and analysis also addresses the liquidity and financial condition of the Company and other matters.

        See Note 3 for additional information regarding reportable segments.

THREE MONTHS ENDED AUGUST 24, 2002, AS COMPARED TO THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED AUGUST 25, 2001

        Revenues were negatively impacted by the severe decline in industry conditions following the terrorist attacks of September 11, 2001. Net sales for the three months ended were $154.8, which is $24.3 or 13.6% less than net sales of $179.1 for the comparable period in the prior year. However, on a proforma basis, revenues declined by approximately $53.2 or 25.6%. Proforma figures treat companies acquired during fiscal 2002 as though acquired at the beginning of fiscal 2002. Sales within the commercial aircraft products segment were $43.5 or 28.2% lower than sales in the prior year due to the recession in the airline industry and the further downturn in industry conditions following the events of September 11, 2001.

       Gross profit was $60.3, or 39.0% of net sales for the quarter, excluding facility transition expenses of $11.3, as compared to $69.0 or 38.5% of net sales in the comparable quarter in the prior year. Including such costs, gross profit was $49.0 or 31.7% of net sales, which was $20.0 lower than the prior year. The lower gross profit was due to the lower revenue level and facility and personnel transition costs. There were no comparable facility transition expenses in the comparable prior period. Transition costs are the expenses of operating facilities scheduled for closure and integrating transferred operations into the remaining facilities. Under generally accepted accounting principles, such costs must be treated as normal expenses until plant shutdown has been completed. The improvement in the gross margin before such costs was primarily due to impact of our facility consolidation efforts, and lean manufacturing and continuous improvement programs.

       Selling, general and administrative expenses were $28.9 or 18.7% of net sales for the three month period as compared to $34.3 or 19.2% of net sales during the comparable period in the prior year. On a proforma basis, such costs would have been $39.7 last year. The $10.8 year over year decrease in comparable selling, general and administrative expenses resulted from $5.5 of savings realized from facility closures and austerity measures and $5.3 reduction in amortization resulting from the adoption of SFAS No. 142.

        Research, development and engineering expenses were $9.6 or 6.2% of net sales for the three months ended August 24, 2002, as compared with $11.0 or 6.1% of sales for the comparable period in the prior year. The year over year decrease in research, development and engineering expenses is primarily attributable to the facility consolidation program and austerity measures we implemented in response to weak airline performance caused by the recession and the September 11, 2001 terrorist attacks.

        The Company generated operating earnings of $21.8 or 14.1% of net sales for the current quarter, excluding facility transition expenses of $11.3. This was $1.9 or 8.0% lower than operating earnings of $23.7 or 13.2% of net sales for the comparable period in the prior year. Including such costs, operating earnings were $10.5 or 6.8% of net sales for the current quarter, which was $13.2 lower than the prior year. The $53.2 decrease in revenues, on a proforma basis, resulted in $20.1 less gross profit than last year on a comparable basis, including facility transition expenses in the current quarter. Our austerity measures and the impact of SFAS No. 142 generated a $12.2 reduction in operating expenses that resulted in $21.8 of operating earnings, a decrease of $7.9 on a comparable year over year basis.

                               BE AEROSPACE, INC.

       Interest expense, net was $16.7 for the quarter ended August 24, 2002, or $2.9 greater than interest expense of $13.8 for the same period in the prior year. The increase in interest expense is due to the increase in outstanding debt due to last year's financing activities and acquisitions, net of interest earned on our cash balances.

        Income tax expense for the current three month period was $0.0 as compared to $1.0 in the same period in the prior year.

       Earnings before facility transition expenses were $4.6 (net of income taxes of $0.5), or $0.13 per share for the current quarter. Including such costs, our net loss for the current quarter was ($6.2) or ($0.18) per share as compared to net earnings of $8.9 or $0.27 per share (diluted) for the comparable period in the prior year.

                  [Remainder of page intentionally left blank]

                               BE AEROSPACE, INC.


SIX MONTHS ENDED AUGUST 24, 2002, AS COMPARED TO THE RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED AUGUST 25, 2001

        Revenues were negatively impacted by the severe decline in industry conditions following the terrorist attacks of September 11, 2001. Net sales for the six months ended were $309.1, which is $46.8 or 13.1% less than net sales of $355.9 for the comparable period in the prior year. However, on a proforma basis, revenues declined by approximately $107.7 or 25.8%. Proforma figures treat companies acquired during fiscal 2002 as though acquired at the beginning of fiscal 2002. Sales within the commercial aircraft products segment were $91.0 or 29.5% lower than sales in the prior year due to the recession in the airline industry and the further downturn in industry conditions following the events of September 11, 2001.

       Gross profit was $119.6, or 38.7% of net sales for the six months ended August 24, 2002, excluding facility transition expenses of $17.6, as compared to $134.9 or 37.9% of net sales in the comparable period in the prior year. Including such costs, gross profit was $102.0 or 33.0% of net sales, which was $32.9 lower than the prior year. The lower gross profit was due to the lower revenue level and facility and personnel transition costs. There were no comparable facility transition expenses in the comparable prior period. Transition costs are the expenses of operating facilities scheduled for closure and integrating transferred operations into the remaining facilities. Under generally accepted accounting principles, such costs must be treated as normal expenses until plant shutdown has been completed. The improvement in the gross margin before such costs was primarily due to impact of our facility consolidation efforts, and lean manufacturing and continuous improvement programs.

       Selling, general and administrative expenses were $57.4 or 18.6% of net sales for the six month period as compared to $65.5 or 18.4% of net sales during the comparable period in the prior year. On a proforma basis, such costs would have been $76.1 last year. The $18.7 year over year decrease in comparable selling, general and administrative expenses resulted from a $7.9 of savings realized from facility closures and austerity measures and $10.8 reduction in amortization resulting from the adoption of SFAS No. 142.

        Research, development and engineering expenses were $18.7 or 6.0% of net sales for the six months ended August 24, 2002, as compared with $23.1 or 6.5% of sales for the comparable period in the prior year. The year over year decrease in research, development and engineering expenses is primarily attributable to the facility consolidation program and austerity measures we implemented in response to weak airline performance caused by the recession and the September 11, 2001 terrorist attacks.

       The Company generated operating earnings of $43.5 or 14.1% of net sales for the current six month period, excluding facility transition expenses of $17.6. This was $2.8 or 6.0% lower than operating earnings of $46.3 or 13.0% of net sales for the comparable period in the prior year. Including such costs, operating earnings were $25.9 or 8.4% of net sales for the current six month period, which was $20.4 lower than the prior year. The $107.7 decrease in revenues, on a proforma basis, resulted in $39.3 less gross profit than last year on a comparable basis, including facility transition expenses in the current six month period. Our austerity measures and the impact of SFAS No. 142 generated a $23.1 reduction in operating expenses that resulted in $43.5 of operating earnings, a decrease of $16.2 on a comparable year over year basis.

        Interest expense, net was $33.6 for the six months ended August 24, 2002, or $5.8 greater than interest expense of $27.8 for the same period in the prior year. The increase in interest expense is due to the increase in outstanding debt due to last year's financing activities and acquisitions, net of interest earned on our cash balances.

        Income tax expense for the current six month period was $0.0 as compared to $1.8 in the same period in the prior year.

                               BE AEROSPACE, INC.


        Earnings before facility transition expenses were $8.9 (net of income taxes of $1.0), or $0.25 per share for the six month period. Including such costs, our net loss for the six months was ($7.7) or ($0.22) per share. The Company incurred an extraordinary charge of $9.3 (net of tax) during the quarter ended May 26, 2001 related to the early redemption of its 9 7/8% senior subordinated notes and repayment of its bank credit facility. As a result, the Company reported net earnings before extraordinary item of $16.7 or $0.52 per share (diluted) or $7.4 or $0.23 per share (diluted) after extraordinary item for the six month period ended August 25, 2001.


                  [Remainder of page intentionally left blank]

                               BE AEROSPACE, INC.

LIQUIDITY AND CAPITAL RESOURCES

Current Financial Condition

    Our liquidity requirements consist of working capital needs, cash requirements for our facility consolidation and personnel reduction program, ongoing capital expenditures and payments of interest and principal on our indebtedness. Our primary requirements for working capital are directly related to the level of our operations; working capital, primarily accounts receivable and inventories, fluctuate with the demand for our products. Our working capital was $302.2 as of August 24, 2002, as compared to $304.8 as of February 23, 2002.

    At August 24, 2002, our cash and cash equivalents were $147.5, as compared to $159.5 at February 23, 2002. This decrease in cash is primarily attributable to the 13.1% lower level of revenues that resulted in $15.3 in lower gross profit, which was partially offset by a $12.5 reduction in operating expenses following our aggressive cost reduction programs and lower amortization.

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

Cash Flows

    Cash provided by operating activities was $0.5 for the six months ended August 24, 2002. The primary source of cash was a net loss of ($7.7) offset by non-cash charges from amortization and depreciation of $14.5, a $13.6 increase in accounts payable, offset by a reduction in accrued liabilities of $13.4.

Capital Spending

    Our capital expenditures were $8.7 and $6.5 during the six months ended August 24, 2002 and August 25, 2001, respectively. The year over year increase in capital expenditures is in line with our expectation for annual capital expenditures of approximately $15.0-$19.0 for the next several years. We have no material commitments for capital expenditures. We have, in the past, generally funded our capital expenditures from cash from operations and funds available to us under our bank credit facility. We expect to fund future capital expenditures from cash on hand and from operations and from funds available to us under our bank credit facility. In addition, since 1989, we have completed 23 acquisitions for an aggregate purchase price of approximately $975.5. In addition, following these acquisitions, we have rationalized the businesses, reducing headcount by nearly 4,200 employees and eliminating 22 facilities. The cost of these actions was approximately $302.9, of which approximately $175 was cash expenses, through August 24, 2002. We have financed these acquisitions primarily through issuances of debt and equity securities, including our outstanding 8% Notes due 2008, 8 7/8% Notes due 2011 and the 9 1/2% Notes due 2008 and the bank credit facility.

Outstanding Debt and Other Financing Arrangements

    In August 2001, we established a new bank credit facility consisting of a $150.0 revolving credit facility that expires in August 2006. The bank credit facility is collateralized by our accounts receivable, inventories and by substantially all of our other personal property. At August 24, 2002, indebtedness under the existing bank credit facility consisted of revolving credit facility outstanding borrowings of $144.0 (bearing interest at LIBOR plus 3.0%) and letters of credit aggregating approximately $5.6. The bank credit facility requires no principal payments until 2006. The bank credit facility, which contains customary affirmative covenants, negative covenants and conditions of borrowing, all of which were met as of August 24, 2002. The interest rate margin on the bank credit facility may increase or decrease in the event of certain changes to our financial leverage ratios.

                               BE AEROSPACE, INC.

    Long-term debt consists principally of our 8% Notes, 8 7/8% Notes and 9 1/2% Notes. The $250.0 of 8% Notes mature on March 1, 2008, the $250.0 of 8 7/8% Notes mature on May 1, 2011 and the $200.0 of 9 1/2% Notes mature on November 1, 2008. The notes are unsecured senior subordinated obligations and are subordinated to all of our senior indebtedness. Each of the 8% Notes, 8 7/8% Notes and 9 1/2% Notes contain restrictive covenants, including limitations on future indebtedness, restricted payments, transactions with affiliates, liens, dividends, mergers and transfers of assets, all of which were met by us as of August 24, 2002. A breach of such covenants, or the covenants under our bank credit facility, that continues beyond any grace period can constitute a default, which can limit the ability to borrow and can give rise to a right of the lenders to terminate the applicable facility and/or require immediate repayment of any outstanding debt.

Contractual and Other Obligations

    The following charts reflect our contractual obligations and commercial cash commitments as of August 24, 2002. Commercial commitments include lines of credit, guarantees and other potential cash outflows resulting from a contingent event that requires performance by us or our subsidiaries pursuant to a funding commitment.

Contractual Obligations                          Fiscal       Fiscal      Fiscal    Fiscal      Fiscal
                                    Total         2003         2004        2005      2006        2007      Thereafter
                                 ------------- ------------ ------------ --------- ---------- ----------- -------------
Long-term debt                     $853.5         $ 1.3        $ 4.3       $0.6      $0.1       $147.8       $699.4
Operating leases                     26.8           4.4          6.6        4.0       3.2          2.6          6.0
Capital lease obligations             0.1           0.1           --         --        --           --           --
                                   ------        ------        -----       ----      ----       ------       ------
Total                              $880.4         $ 5.8        $10.9       $4.6      $3.3       $150.4       $705.4
                                   ======         =====        =====       ====      ====       ======       ======

Commercial Commitments
Letters of Credit                  $  5.6         $ 5.6        $  --       $ --      $ --       $   --       $   --

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

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 2001, the FASB issued SFAS No. 143, "Accounting for Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, with early adoption permitted. The Company plans to adopt SFAS No. 143 on February 23, 2003. The Company is currently evaluating the provisions of SFAS No. 143 but expects that the provisions of SFAS No. 143 will not have a material impact on its consolidated results of operations and financial position upon adoption.

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

    In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145, among other things, requires gains and losses on extinguishments of debt to be classified as part of continuing operations rather than treated as extraordinary, as previously required in accordance with SFAS 4. SFAS No. 145 also modifies accounting for subleases where the original lessee remains the secondary obligor and requires certain modifications to capital leases to be treated as sale-leaseback transactions. The Company adopted SFAS No. 145 on April 1, 2002 with no material impact to its consolidated financial statements.

    In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 nullifies the guidance previously proved under Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity (including Certain Costs Incurred in a Restructuring)." Among other things, SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred as opposed to when there is commitment to a restructuring plan as set forth under the nullified guidance. The Company plans to adopt SFAS No. 146 on February 22, 2003 for future restructurings, but expects no material impact on its consolidated financial statements.

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

Long-Lived Assets (including Tangible and Intangible Assets and Goodwill)

    To conduct our global business operations and execute our strategy, we acquire tangible and intangible assets, which affect the amount of future period amortization expense and possible impairment expense that we may incur. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect our consolidated financial statements. We assess potential impairment to intangible assets of a reporting unit on an annual basis or when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Our judgments regarding the existence of impairment indicators and future cash flows related to intangible assets are based on operational performance of our acquired businesses, market conditions and other factors. Future events could cause us to conclude that impairment indicators exist and that goodwill or other acquired tangible or intangible assets associated with our acquired businesses is impaired. Any resulting impairment loss could have an adverse impact on our results of operations.

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

    Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance of $106.3 million as of August 24, 2002, due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain net operating income losses carried forward, before they expire. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to establish additional valuation allowance which could materially impact our financial position and results of operations.

                               BE AEROSPACE, INC.

DEPENDENCE UPON CONDITIONS IN THE AIRLINE INDUSTRY

    The September 11, 2001 terrorist attacks have severely impacted conditions in the airline industry. For the first time in the history of commercial aviation, all domestic airlines were grounded for a period of three days. According to industry sources, since resuming service, most major US carriers have substantially reduced their flight schedules, parking or retiring approximately 15% of their fleets. During August 2002, several U.S. airlines announced further fleet downsizing, workforce reductions and other cost reduction initiatives. The airlines have further responded by decreasing domestic airfares to levels not seen since 1988. Domestic airline revenues are down 12% for the first eight months of calendar 2002 compared to the same period last year. As a result of the double-digit decline in both traffic and airfares following the September 11, 2001 terrorist attacks, and their aftermath, as well as other factors, such as the weakening economy, the U.S. airline industry incurred the largest loss in its history in calendar 2001, totaling in excess of $6 billion, net of a $5 billion cash infusion from the federal government to offset these losses stemming from the shutdown of the nation's airspace following the events of September 11, 2001. Industry experts now expect that the U.S. airline industry losses in calendar 2002 may exceed those realized in 2001. Accordingly, the airlines are seeking to conserve cash in part by deferring or eliminating cabin interior refurbishment programs and canceling or deferring aircraft purchases. This has caused a substantial contraction in the Company's business, the extent and duration of which cannot be determined at this time.

    The Company's principal customers are the world's commercial airlines. During the six years ended with calendar 2000, the airlines significantly strengthened their balance sheets and enhanced their liquidity as a result of improved profitability, debt and equity financings and closely managed fleet expansion. However, increases in pilot and other airline wages, coupled with higher fuel prices and the softening of the global economy were already negatively impacting airline profitability prior to the events of September 11, 2001. The combined impact of the recent recession and the events of September 11, 2001 has negatively impacted discretionary airline spending for cabin interior refurbishments and upgrades and new aircraft purchases. The Company expects that this will have a material adverse impact on its results of operations and financial condition until such time as conditions in the airline industry improve. While management has developed and begun to implement what it believes is a sound plan to counter these difficult conditions, it cannot guarantee that the plans are adequate or will be successful.

    The airline industry is also undergoing a process of consolidation and significantly increased competition. Such consolidation could result in a reduction of future aircraft orders as overlapping routes are eliminated and airlines seek greater economies through higher aircraft utilization.

FORWARD-LOOKING STATEMENTS

    This report contains forward-looking statements, including statements regarding implementation and expected benefits of lean manufacturing and continuous improvement programs, the Company's dealings with customers and partners, the consolidation of facilities, reduction of our workforce, integration of acquired businesses, ongoing capital expenditures, the impact of the large number of indefinitely grounded aircraft on demand for our products and our underlying assets, the adequacy of funds to meet the Company's capital requirements, the ability to refinance our indebtedness, if necessary, the reduction of debt, the potential impact of new accounting pronouncements, the impact on our business from the September 11, 2001 terrorist attacks and the resolution of the Company's arbitration against Thales. These forward-looking statements include risks and uncertainties, and the Company's actual experience may differ materially from that anticipated in such statements. Factors that might cause such a difference include those discussed in the Company's filings with the Securities and Exchange Commission, including its most recent proxy statement and Form 10-K/A, as well as future events that may have the effect of reducing the Company's available operating income and cash balances, such as unexpected operating losses, the impact of rising fuel prices on our airline customers, delays in, or unexpected costs associated with, the integration of our acquired businesses, conditions in the airline industry, problems meeting customer delivery requirements, the Company's success in winning new or expected refurbishment contracts from customers, capital expenditures, cash expenditures related to possible future acquisitions, facility closures, product transition costs, labor disputes involving us, our significant customers or airframe manufacturers, the possibility of a write-down of intangible assets, delays or inefficiencies in the introduction of new products or fluctuations in currency exchange rates.

                               BE AEROSPACE, INC.


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

       From time to time, the Company and its foreign subsidiaries may enter into foreign currency exchange contracts to manage risk on transactions conducted in foreign currencies. At August 24, 2002, we had no outstanding forward currency exchange contracts. We did not enter into any other derivative financial instruments.

       Interest Rates - At August 24, 2002, we had adjustable rate debt of $144.0 and fixed rate debt of $699.6. The weighted average interest rate for the adjustable and fixed rate debt was approximately 5.2% and 8.7%, respectively, at August 24, 2002. If interest rates were to increase by 10% above current rates, the estimated impact on our financial statements would be to reduce pretax income annually by approximately $0.5. We do not engage in transactions to hedge our exposure to changes in interest rates.

ITEM 4.  CONTROLS AND PROCEDURES

       The period covered by this report ended on August 24, 2002. Therefore, pursuant to SEC Release Nos. 33-8124 and 34-46427, the information required by Item 307 of Regulation S-K is not required to be included in this report.


                  [Remainder of page intentionally left blank]

                               BE AEROSPACE, INC.


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                       Not applicable.

Item 2.  Changes in Securities                                   Not applicable.

Item 3.  Defaults Upon Senior Securities                         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders
         Annual meeting took place on August 26, 2002
     1.  Class II Directors elected - Robert J. Khoury and Jonathan M. Schofield
     2.  Directors whose term of office continued after meeting
         (Class I and III) - Jim C. Cowart, Richard G. Hamermesh, Amin J. Khoury and Brian H. Rowe
     3.  Amended the 2001 Stock Option Plan
     4.  Amended the 1994 Employee Stock Purchase Plan

                                                                                                Abstain/
                                                                  For             Against       Withheld        Unvoted
                                                          -------------------- -------------- ------------- ----------------
                  1.  Election of Class II Directors
                      Robert J. Khoury                          25,988,619            --       5,904,991            --
                      Jonathan M. Schofield                     30,014,582            --       1,879,028            --
                  2.  Proposal to amend the
                      2001 Stock Option Plan                    24,391,620      7,434,173         67,817            --
                  3.  Proposal to amend the 1994
                      Employee Stock Purchase Plan              29,852,444      1,963,144         78,022            --
                  4.  Proposal to adopt the
                      MacBride Principles                        1,950,134     23,744,888        480,500     5,718,088

Item 5.   Other Information - None.

Item 6.   Exhibits and Reports on Form 8-K

          a.   Exhibits - None.

          b.   Reports on Form 8-K

          Form 8-K, dated and filed September 18, 2002, includes a press release containing earnings release information including certain unaudited financial information.


                  [Remainder of page intentionally left blank]

                               BE AEROSPACE, INC.


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         BE AEROSPACE, INC.







Date:  October 7, 2002               By: /s/ Robert J. Khoury
                                         ---------------------------------------
                                         Robert J. Khoury
                                         President and
                                         Chief Executive Officer





Date:  October 7, 2002               By: /s/ Thomas P. McCaffrey
                                         ---------------------------------------
                                         Thomas P. McCaffrey
                                         Corporate Senior Vice President of
                                         Administration and Chief
                                         Financial Officer

                               BE AEROSPACE, INC.


CERTIFICATIONS

I, Robert J. Khoury, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of BE Aerospace, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrants as of, and for, the periods presented in this quarterly report.



Date: October 7, 2002                  By:      /s/ Robert J. Khoury
                                                --------------------
                                                Robert J. Khoury
                                                President and
                                                Chief Executive Officer

       EXPLANATORY NOTE REGARDING CERTIFICATIONS: Representations 4, 5, and 6 of the Certifications as set forth in the Form 10-Q pursuant to Rules 13a-14 and 15d-14 of the Exchange Act have been omitted, consistent with the Transition Provisions of SEC Exchange Act Release No. 34-46427, because this Quarterly Report on Form 10-Q covers a period ending before the Effective Date of Rules 13a-14 and 15d-14.

                               BE AEROSPACE, INC.


CERTIFICATIONS

I, Thomas P. McCaffrey, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of BE Aerospace, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respect the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.



Date: October 7, 2002                  By:    /s/ Thomas P. McCaffrey
                                              -----------------------
                                              Thomas P. McCaffrey
                                              Corporate Senior Vice President of
                                              Administration and Chief
                                              Financial Officer

     EXPLANATORY NOTE REGARDING CERTIFICATIONS: Representations 4, 5, and 6 of the Certifications as set forth in the Form 10-Q pursuant to Rules 13a-14 and 15d-14 of the Exchange Act have been omitted, consistent with the Transition Provisions of SEC Exchange Act Release No. 34-46427, because this Quarterly Report on Form 10-Q covers a period ending before the Effective Date of Rules 13a-14 and 15d-14.