Form 10-Q
period 2002-11-23
BE AEROSPACE INC
filed 2003-01-07
CIK 861361

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q



                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



                For The Quarterly Period Ended November 23, 2002



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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES[X] NO[ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES[X] NO[ ]

    The registrant has one class of common stock, $0.01 par value, of which __________ shares were outstanding as of January 2, 2003.

                               BE AEROSPACE, INC.

                FORM 10-Q for the Quarter Ended November 23, 2002

                                Table of Contents


                                                                            Page
                                                                            ----

Part I  Financial Information

Item 1. Condensed Consolidated Financial Statements (Unaudited)

     a) Condensed Consolidated Balance Sheets
        at November 23, 2002 and February 23, 2002.............................3

     b) Condensed Consolidated Statements of Operations for the
        three and nine months ended November 23, 2002 and November 24, 2001....4

     c) Condensed Consolidated Statements of Cash Flows for the
        nine months ended November 23, 2002 and November 24, 2001..............5

     d) Notes to Condensed Consolidated Financial Statements...................6

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations.............................................15

Item 3. Quantitative and Qualitative Disclosures About Market Risk............25

Item 4. Controls and Procedures...............................................25

Part II Other Information

Item 1. Legal Proceedings.....................................................26

Item 2. Changes in Securities and Use of Proceeds.............................26

Item 3. Defaults Upon Senior Securities.......................................26

Item 4. Submission of Matters to a Vote of Security Holders...................26

Item 5. Other Information.....................................................26

Item 6. Exhibits and Reports on Form 8-K......................................26

        Signatures............................................................27

        Certifications........................................................28

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                               BE AEROSPACE, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                    (Dollars in millions, except share data)

                                                                           November 23,          February 23,
                                                                               2002                  2002
                                                                         -----------------     -----------------
ASSETS

Current assets:
    Cash and cash equivalents                                                $   130.4             $   159.5
    Accounts receivable - trade, less allowance for doubtful
        accounts of $4.1 (November 23, 2002)
        and $4.9 (February 23, 2002)                                              92.8                  93.3
    Inventories, net                                                             167.5                 157.0
    Other current assets                                                          52.6                  46.6
                                                                             ---------             ---------
        Total current assets                                                     443.3                 456.4

Property and equipment, net                                                      119.7                 142.7
Goodwill                                                                         346.2                 333.1
Identifiable intangible assets, net                                              165.9                 172.9
Other assets, net                                                                 24.7                  23.2
                                                                             ---------             ---------
                                                                             $ 1,099.8             $ 1,128.3
                                                                             =========             =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                         $    61.9             $    48.1
    Accrued liabilities                                                           69.5                 102.2
    Current maturities of long-term debt                                           1.9                   1.3
                                                                             ---------             ---------
        Total current liabilities                                                133.3                 151.6

Long-term debt                                                                   851.4                 853.5
Other non-current liabilities                                                      7.9                   2.1

Stockholders' equity:
    Preferred stock, $0.01 par value; 1.0 million shares
        authorized; no shares outstanding                                          --                    --
    Common stock, $0.01 par value; 100.0 million shares
        authorized; 35.1 (November 23, 2002) and
        34.4 million (February 23, 2002) shares issued
        and outstanding                                                            0.4                   0.3
    Additional paid-in capital                                                   409.8                 405.3
    Accumulated deficit                                                         (288.8)               (258.7)
    Accumulated other comprehensive loss                                         (14.2)                (25.8)
                                                                             ---------             ---------
        Total stockholders' equity                                               107.2                 121.1
                                                                             ---------             ---------
                                                                             $ 1,099.8             $ 1,128.3
                                                                             =========             =========


See accompanying notes to condensed consolidated financial statements.

                               BE AEROSPACE, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                  (Dollars in millions, except per share data)

                                                               Three Months Ended                     Nine Months Ended
                                                       ------------------------------------ --------------------------------------
                                                          November 23,       November 24,      November 23,       November 24,
                                                              2002               2001              2002               2001
                                                       ------------------ ----------------- ------------------- ------------------
Net sales                                                  $  145.5           $  172.8          $  454.6           $  528.7

Cost of sales                                                 108.5              217.5             315.6              438.5
                                                           --------           --------          --------           --------

Gross profit (loss)                                            37.0              (44.7)            139.0               90.2

Operating expenses:

  Selling, general and administrative                          28.9               35.0              86.3              100.6
  Research, development and engineering                        11.0               10.5              29.7               33.6
                                                           --------           --------          --------           --------
  Total operating expenses                                     39.9               45.5             116.0              134.2
                                                           --------           --------          --------           --------

Operating (loss) earnings                                      (2.9)             (90.2)             23.0              (44.0)

Interest expense, net                                          16.8               16.0              50.4               43.7
                                                           --------           --------          --------           --------

Loss before income taxes and extraordinary item               (19.7)            (106.2)            (27.4)             (87.7)

Income taxes                                                    2.7                 --               2.7                1.9
                                                           --------           --------          --------           --------

Loss before extraordinary item                                (22.4)            (106.2)            (30.1)             (89.6)

Extraordinary item, net of tax                                   --                 --                --                9.3
                                                           --------           --------          --------           --------

Net loss                                                   $  (22.4)          $ (106.2)         $  (30.1)          $  (98.9)
                                                           ========           ========          ========           ========

Basic net loss per common share:

  Loss before extraordinary item                           $  (0.64)          $  (3.08)         $  (0.86)          $  (2.79)

  Extraordinary item                                             --                 --                --              (0.29)
                                                           --------           --------          --------           --------

  Net loss per common share                                $  (0.64)          $  (3.08)         $  (0.86)          $  (3.08)
                                                           ========           ========          ========           ========

Diluted net loss per common share:

  Loss before extraordinary item                           $  (0.64)          $  (3.08)         $  (0.86)          $  (2.79)

  Extraordinary item                                             --                 --                --              (0.29)
                                                           --------           --------          --------           --------

  Net loss per common share                                $  (0.64)          $  (3.08)         $  (0.86)          $  (3.08)
                                                           ========           ========          ========           ========

See accompanying notes to condensed consolidated financial statements.

                               BE AEROSPACE, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                              (Dollars in millions)

                                                                                         NINE MONTHS ENDED
                                                                              -----------------------------------------
                                                                                  November 23,         November 24,
                                                                                     2002                  2001
                                                                              ----------------      -------------------

 CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                                     $ (30.1)              $ (98.9)
      Adjustments to reconcile net loss to net cash flows
           provided by operating activities:
           Extraordinary item                                                           --                   9.3
           Depreciation and amortization                                              22.1                  35.8
           Non-cash employee benefit plan contributions                                1.7                   1.9
           Loss on disposal of property and equipment                                  1.4                    --
           Impairment of property and equipment, inventories and
             other assets                                                              7.0                  62.9
           Impairment of intangible assets                                              --                  20.4
      Changes in operating assets and liabilities, net of acquisitions:
           Accounts receivable                                                         3.2                  10.8
           Inventories                                                               (13.4)                  6.7
           Other current assets                                                       (5.3)                  0.7
           Accounts payable                                                           11.9                 (14.1)
           Accrued liabilities                                                       (33.4)                  5.5
                                                                                   -------                ------
  Net cash flows (used in) provided by operating activities                          (34.9)                 41.0
                                                                                   -------                ------

  CASH FLOWS FROM INVESTING ACTIVITIES:
      Acquisitions, net of cash acquired                                              (6.5)               (265.2)
      Capital expenditures                                                           (16.2)                (11.0)
      Proceeds from real estate sales                                                 28.7                    --
      Change in intangible and other assets                                           (3.9)                (19.7)
                                                                                   -------               -------
  Net cash flows provided by (used in) investing activities                            2.1                (295.9)
                                                                                   -------               -------

  CASH FLOWS FROM FINANCING ACTIVITIES:
      Net (payments) borrowings under bank credit facilities                          (1.0)                 78.2
      Proceeds from issuances of common stock, net of expenses                         2.9                 106.5
      Principal payments on long-term debt                                            (0.8)               (102.0)
      Proceeds from long-term debt                                                      --                 248.5
                                                                                   -------               -------
  Net cash flows provided by financing activities                                      1.1                 331.2
                                                                                   -------               -------

  Effect of exchange rate changes on cash flows                                        2.6                  (0.9)
                                                                                   -------               -------

  Net (decrease) increase in cash and cash equivalents                               (29.1)                 75.4

  Cash and cash equivalents, beginning of period                                     159.5                  60.3
                                                                                   -------               -------

  Cash and cash equivalents, end of period                                         $ 130.4               $ 135.7
                                                                                   =======               =======

  Supplemental disclosures of cash flow information:
    Cash paid during period for:
      Interest, net                                                                $  66.7               $  55.1
      Income taxes, net                                                            $   1.8               $   2.0


See accompanying notes to condensed consolidated financial statements.

                               BE AEROSPACE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            (UNAUDITED - DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

Note 1.    Basis of Presentation
           ---------------------

       The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and are unaudited pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. All adjustments, which, in the opinion of management, are considered necessary for a fair presentation of the results of operations for the periods shown, are of a normal recurring nature and have been reflected in the condensed consolidated financial statements. The results of operations for the periods presented are not necessarily indicative of the results expected for the full fiscal year or for any future period. The information included in these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the BE Aerospace, Inc. (the "Company" or "B/E") Annual Report on Form 10-K/A for the year ended February 23, 2002.

       The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts and related disclosures. Actual results could differ from those estimates.

       Certain reclassifications have been made for consistent presentation.

       In October 2002, the Company changed its fiscal year end from the last Saturday in February to December 31, effective with the transition period ending on December 31, 2002. The Company will report the transition period in the Company's Annual Report on Form 10-K for the period ended December 31, 2002. Prospectively, the Company's fiscal quarters will conform to calendar periods ending March 31, June 30 and September 30.

Note 2.    Recent Accounting Pronouncements
           --------------------------------

       In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, with early adoption permitted. The Company plans to adopt SFAS No. 143 on January 1, 2003. The Company is currently evaluating the provisions of SFAS No. 143 but expects that the provisions of SFAS No. 143 will not have a material impact on its consolidated results of operations and financial position upon adoption.

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

                               BE AEROSPACE, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
            (UNAUDITED - DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

        In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 nullifies the guidance previously provided under Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Among other things, SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred as opposed to when there is a commitment to a restructuring plan as set forth under the nullified guidance. The Company plans to adopt SFAS No. 146 on January 1, 2003 for future restructurings, but expects no material impact on its consolidated financial statements.

Note 3.    Industry Conditions
           -------------------

       The September 11, 2001 terrorist attacks have severely impacted conditions in the airline industry. For the first time in the history of commercial aviation, all domestic airlines were grounded for a period of three days. According to industry sources, since resuming service, most major U.S. carriers have substantially reduced their flight schedules. Airlines worldwide have parked or retired approximately 2,200 aircraft or 15% of their fleets. The airlines have further responded by decreasing domestic airfares to levels not seen since 1988. Domestic airline revenues are down 14% for the first nine months of calendar 2002 compared to the same period last year. As a result of the double-digit decline in both traffic and airfares following the September 11, 2001 terrorist attacks, and their aftermath, as well as other factors, such as the weakening economy, the U.S. airline industry incurred the largest loss in its history in calendar 2001, totaling in excess of $7 billion. Industry experts now expect that the U.S. airline industry losses in calendar 2002 will exceed those realized in 2001. The airline industry crisis caused two major domestic airlines, US Airways and United Airlines, to file for protection under Chapter 11 of the United States Bankruptcy Act. In addition, at least one smaller domestic carrier, National Airlines, has ceased operations entirely. In this environment, the airlines are seeking to conserve cash in part by deferring or eliminating cabin interior refurbishment programs and canceling or deferring aircraft purchases. This has caused a substantial contraction in the Company's business, the extent and duration of which cannot be determined at this time.

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

Note 4.    Facility Consolidation and Acquisition-Related Expenses
           -------------------------------------------------------

       The industry conditions described above have caused the Company to implement a facility consolidation plan designed to re-align its capacity and cost structure with changed conditions in the airline industry. In November 2001, the Company began implementing a facility consolidation plan that consisted of closing five principal facilities and reducing its workforce by about 1,000 employees. As a result, the Company recorded a charge of $98.9, which included cash expenses of approximately $15.6 during the quarter ended November 24, 2001.

                               BE AEROSPACE, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
            (UNAUDITED - DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

       The cash charges relate to involuntary severance and benefit programs for approximately 1,000 employees, lease termination costs and preparing facilities for disposal and sale. As of November 23, 2002, the Company had terminated more than 1,000 employees. Through November 23, 2002, the Company paid approximately $10.5 related to severance, termination benefits and other cash costs related to this consolidation program.

       Industry conditions continued to worsen during the fall of 2002 as the airlines deferred retrofit programs and continued to lower their purchases of spare parts. In addition, the business jet manufacturers announced further production cuts and additional plant shutdowns. In response to these worsening conditions, the Company recorded an additional $6.0 of costs associated with a revised consolidation plan that will encompass a total personnel reduction of 1,400 employees. Also during the current quarter, the Company recorded a $7.0 charge related to inventories that became obsolete due to the increase in parked aircraft that are not expected to return to active service.

       During the three months and nine months ended November 23, 2002, the Company incurred a total of approximately $17.8 and $35.3, respectively, of charges and transition costs associated with the facilities and personnel consolidation program, which have been expensed as incurred as a component of cost of sales. Cash requirements related to facility consolidation activities were funded from cash in banks.

       The Company has recorded $112.0 in charges and $28.0 in transition costs since the third quarter of last year. The Company expects that it will incur $8.0 of additional transition costs during the first six months of calendar 2003. The total estimated cost of the consolidation effort is expected to be approximately $150.0, of which approximately $60.0 are cash costs.

       The following table summarizes the facility consolidation costs activity during the nine months ended November 23, 2002:

                                        Balance at
                                         February                                                         Balance at
                                            23,                        Dispositions/          Paid         November
                                           2002        Additions     Reclassifications       In Cash       23, 2002
                                        ------------- ------------- --------------------- ------------- --------------
Accrued liability for severance,
   lease termination and other costs      $  12.5       $   6.0           $  1.7            $ (14.7)         $ 5.5
Impaired inventories, property
   and equipment                             12.1           7.0            (16.6)                --            2.5
                                        ------------- ------------- --------------------- ------------- --------------
                                          $  24.6       $  13.0           $(14.9)           $ (14.7)         $ 8.0
                                        ============= ============= ===================== ============= ==============

Note 5.    Acquisitions and Disposition
           ----------------------------

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

                               BE AEROSPACE, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
            (UNAUDITED - DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

       On September 14, 2001, the Company acquired M & M Aerospace Hardware, Inc. ("M & M") for $184.7. M & M is a leading distributor of aftermarket aerospace fasteners. The M & M acquisition was completed by issuing to the former shareholders a total of approximately 1.9 million shares of B/E stock valued at $32.7, and paying them $152.0 in cash, which included the assumption of current liabilities of approximately $8.8. The Company financed this acquisition through cash on hand and approximately $100.0 of borrowings under its bank credit facility. This transaction has been accounted for using purchase accounting and has been included in the Company's operations since the date of acquisition.

        The following pro forma unaudited financial data for the nine months ended November 24, 2001 is presented to illustrate the estimated effects of the fiscal 2002 acquisitions, which includes Nelson Aero Space, Inc., Denton Jet Interiors, Inc., and M & M Aerospace Hardware, Inc., as if the transactions had occurred as of the beginning of the period:

                                                                   NINE MONTHS ENDED
                                                                  --------------------
                                                                       November
                                                                       24, 2001
                                                                  --------------------
Net sales                                                              $  589.6
Net loss before extraordinary item                                        (81.8)
Net loss                                                                  (91.1)
Diluted net loss per share before extraordinary item                      (2.55)
Diluted loss per share                                                    (2.84)


       On February 25, 1999, the Company completed the sale of a 51% interest in its In-Flight Entertainment ("IFE") business to Sextant Avionique, Inc. ("Sextant"), a wholly-owned subsidiary of Sextant Avionique, S.A. (the "IFE Sale"). The Company sold its 51% interest in IFE for $62.0 in cash. Terms of the purchase agreement provided for the final price for the 51% interest to be determined on the basis of operating results for the IFE business over the two-year period ending February 28, 2001. The Company used substantially all of the proceeds from the IFE Sale to repay a portion of its bank line of credit. On October 5, 1999, the Company completed the sale of its remaining 49% equity interest in IFE to Sextant and this sale did not result in a significant gain. Total consideration for 100% of its equity interest in IFE, intra-entity obligations and the provision of marketing, product and technical consulting services will range from a minimum of $93.6 up to $123.3 (inclusive of the $62.0 received in February 1999 for the sale of a 51% interest in IFE). Terms of the agreement provided for the Company to receive payments of $15.7 on October 5, 2000 and 2001 (the "IFE obligations"). A third and final payment will be based on the actual sales and booking performances over the period from March 1, 1999 to December 31, 2001. The IFE obligations, which aggregate approximately $38.2, are guaranteed by Thomson-CSF, a parent company of Sextant Avionique, S.A. Sextant has not made any of the payments due to BE Aerospace, Inc. under the terms of the purchase and sale agreement. As a result, the IFE obligations are included in other current assets in the accompanying financial statements as of November 23, 2002 and February 23, 2002. The Company has initiated arbitration proceedings to compel payment. Sextant has counterclaimed against the Company, claiming various breaches of the IFE Sale agreements. The Company expects that this will be resolved and the amount collected during 2003.

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

                                                       November 23, 2002                     February 23, 2002
                                ------------ -------------------------------------- -------------------------------------
                                                                            Net                                   Net
                                Useful Life  Original     Accumulated      Book      Original    Accumulated     Book
                                  (Years)      Cost      Amortization      Value       Cost     Amortization     Value
                                ------------ ---------- ---------------- ---------- ----------- -------------- ----------
Acquired technologies               4-30      $  93.1       $ 14.2        $  78.9     $ 108.7       $ 27.2       $  81.5
Trademarks and patents              7-30         25.7          8.2           17.5        24.6          6.8          17.8
Trademarks (nonamortizing)                       19.4          --            19.4        19.4          --           19.4
Technical qualifications,
  plans and drawings                3-30         26.0         12.6           13.4        25.5         11.5          14.0
Replacement parts annuity
  and product approvals             3-30         38.9         17.9           21.0        37.6         15.9          21.7
Covenant not to compete and
  other identified intangibles      3-10         25.1          9.4           15.7        30.6         12.1          18.5
                                              -------       ------        -------     -------       ------       -------
                                              $ 228.2       $ 62.3        $ 165.9     $ 246.4       $ 73.5       $ 172.9
                                              =======       ======        =======     =======       ======       =======

       Aggregate amortization expense on intangible assets was approximately $2.2 and $6.6 for the three and nine months ended November 23, 2002, respectively. In accordance with SFAS No. 142, the Company has completed step one of the transitional impairment tests and fair value analysis for goodwill and other intangible assets, respectively, and there were no impairment or impairment indicators present and no loss was recorded during the respective three and nine month periods. Amortization expense is expected to be approximately $8.9 in each of the next five fiscal years.

       Changes to the original cost basis of intangible assets during the nine months ended November 23, 2002 were due to the reclassification of assembled workforce to goodwill and foreign currency fluctuations. The changes in the carrying amount of goodwill for the nine months ended November 23, 2002 are as follows:


                                                                   Total
                                                           --------------------
Balance as of February 23, 2002                                 $  333.1
Additions                                                            2.0
Reclassification of assembled workforce                              8.5
Impairment losses                                                     --
Effect of foreign currency translation                               2.6
                                                                --------
Balance as of November 23, 2002                                 $  346.2
                                                                ========

                  [Remainder of page intentionally left blank]

                               BE AEROSPACE, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
            (UNAUDITED - DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

       A reconciliation of reported earnings before extraordinary item to earnings before extraordinary item adjusted to reflect the adoption of SFAS No. 142 in the three and nine months ended November 24, 2001 is as follows:

                                                                       THREE MONTHS ENDED     NINE MONTHS ENDED
                                                                     ----------------------- ---------------------
                                                                        November 24, 2001      November 24, 2001
                                                                     ----------------------- ---------------------
               Earnings before extraordinary item:
                    As reported                                             $  (106.2)              $  (89.6)
                    Goodwill amortization, net of taxes                           2.3                    6.6
                                                                            ---------               --------
                    As adjusted                                             $  (103.9)              $  (83.0)
                                                                            =========               ========

                    Basic earnings per share before extraordinary item:
                        As reported                                         $   (3.08)               $ (2.79)
                        As adjusted                                         $   (3.01)               $ (2.59)

                    Diluted earnings per share before extraordinary item:
                        As reported                                         $   (3.08)               $ (2.79)
                        As adjusted                                         $   (3.01)               $ (2.59)


       A reconciliation of reported net earnings to net earnings adjusted to reflect the adoption of SFAS No. 142 in the three and nine months ended November 24, 2001 is as follows:

                                                                     THREE MONTHS ENDED      NINE MONTHS ENDED
                                                                   ----------------------- ----------------------
                                                                     November 24, 2001       November 24, 2001
                                                                   ----------------------- ----------------------
              Net earnings:
                   As reported                                               $  (106.2)              $  (98.9)
                   Goodwill amortization, net of taxes                             2.3                    6.6
                                                                             ---------               --------
                   As adjusted                                               $  (103.9)              $  (92.3)
                                                                             =========               ========

                   Basic earnings per share:
                       As reported                                           $   (3.08)              $  (3.08)
                       As adjusted                                           $   (3.01)              $  (2.88)

                   Diluted earnings per share:
                       As reported                                           $   (3.08)              $  (3.08)
                       As adjusted                                           $   (3.01)              $  (2.88)


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

       In August 2001, the Company established a new bank credit facility consisting of a $150.0 revolving credit facility that expires in August 2006. The bank credit facility is collateralized by the Company's accounts receivable, inventories and by substantially all of its other personal tangible property. On November 23, 2002, indebtedness under the existing bank credit facility consisted of outstanding borrowings of $144.0 (bearing interest at LIBOR plus 3.0%) and letters of credit aggregating approximately $5.6. The bank credit facility requires no principal payments until 2006. The bank credit facility contains customary affirmative covenants, negative covenants and conditions of borrowing, all of which were met as of November 23, 2002. The Company has initiated discussions with the bank group to amend its financial covenants to provide additional flexibility and anticipates that it will complete this process during the first quarter of 2003. The interest rate margin on the bank credit facility may increase or decrease in the event of certain changes to the Company's financial leverage ratios.

Note 8.    Sale-Leaseback
           --------------

       During the third quarter of 2002, the Company entered into two sale-leaseback transactions involving four of its facilities. Under the transactions, the facilities were sold for $28.7, net of transaction costs and have been leased back for periods ranging from 15 to 20 years. The leasebacks have been accounted for as operating leases. A gain of $4.8 resulting from the sale has been deferred and will be amortized to rent expense over the initial term of the leases. (See Note 9.)

Note 9.    Off-Balance Sheet Arrangements - Lease Arrangements
           ---------------------------------------------------

       The Company finances its use of certain facilities and equipment under committed lease arrangements provided by various institutions. Since the terms of these arrangements meet the accounting definition of operating lease arrangements, the aggregate sum of future minimum lease payments is not reflected on our consolidated balance sheet. At November 23, 2002, future minimum lease payments under these arrangements approximated $55.0. We also have various other agreements whose future minimum lease payments approximated $26.8 at November 23, 2002.

Note 10.   Segment Reporting
           -----------------

       The Company is organized based on the products and services it offers. Under this organizational structure, the Company has three reportable segments: Commercial Aircraft Products, Business Jet Products and Fastener Distribution. The Company's Commercial Aircraft Products segment consists of eight principal operating units while the Business Jet Products and Fastener Distribution segments consist of two and one principal operating units, respectively. The Company evaluates segment performance based on segment operating income (loss) excluding facility and personnel transition costs, restructuring charges and acquisition-related expenses.

       Each segment reports its results of operations and makes requests for capital expenditures and acquisition funding to the Company's chief operational decision-making group. This group is presently comprised of the Chairman, the President and Chief Executive Officer, and the Corporate Senior Vice President of Administration and Chief Financial Officer. Each operating segment has separate management teams and infrastructures dedicated to providing a full range of products and services to their commercial, business jet and aircraft-manufacturing customers.

                               BE AEROSPACE, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
            (UNAUDITED - DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

        The following table presents net sales and other financial information by business segment:


                                               THREE MONTHS ENDED                  NINE MONTHS ENDED
                                      ------------------------------------- ---------------------------------
                                           November           November           November         November
                                        23, 2002 (A)       24, 2001 (B)       23, 2002 (A)     24, 2001 (B)
                                      ----------------- ------------------- ----------------- ---------------
Commercial Aircraft Products
   Net sales                              $ 102.0          $  128.2             $ 319.6         $  436.9
   Operating earnings                         8.2              11.3                33.8             51.3

Business Jet Products
   Net sales                                 20.6              21.5                64.5             68.8
   Operating earnings                         2.8               1.8                12.2              7.1

Fastener Distribution
   Net sales                                 22.9              23.1                70.5             23.0
   Operating earnings                         3.9               3.4                12.3              4.3

Consolidated
   Net sales                                145.5             172.8               454.6            528.7
   Operating earnings                        14.9              16.5                58.3             62.7


(A) Amounts exclude facility and personnel transition costs of $17.8 and $35.3 for the three and nine months ended November 23, 2002, respectively. Including the transition costs, operating earnings (loss) for the Commercial Aircraft Products, Business Jet Products and Fastener Distribution business segments were $(8.4), $1.6 and $3.9, respectively, for the three months ended November 23, 2002, and $0.7, $10.0 and $12.3, respectively, for the nine months ended November 23, 2002. The Company's operating (loss) earnings, including transition costs, were $(2.9) and $23.0 for the three months and nine months ended November 23, 2002, respectively.

(B) Amounts exclude restructuring, facility and personnel transition costs and acquisition-related expenses of $106.7 for both the three and nine month periods ended November 24, 2001. Including the consolidation costs and acquisition-related costs, operating earnings (loss) for the Commercial Aircraft Products, Business Jet Products and Fastener Distribution business segments were $(83.9), $(7.0) and $0.7, respectively, for the three months ended November 24, 2001, and $(45.7), $(1.7) and $3.4, respectively, for the nine months ended November 24, 2001. The Company's operating loss, including these consolidation costs and acquisition-related costs, was $(90.2) and $(44.0) for the three months and nine months ended November 24, 2001, respectively.

Note 11.    Net Loss Per Common Share
            -------------------------

        Basic net loss per common share is computed using the weighted average common shares outstanding during the period. Diluted net loss per common share is computed by using the average share price during the period when calculating the dilutive effect of stock options. Shares outstanding for the periods presented were as follows (in millions):

                                                               THREE MONTHS ENDED              NINE MONTHS ENDED
                                                         ------------------------------- ------------------------------
                                                              November        November      November        November
                                                              23, 2002        24, 2001      23, 2002        24, 2001
                                                         ---------------- -------------- --------------- --------------
  Weighted average common shares outstanding                     35.0            34.5            34.8           32.1
  Dilutive effect of employee stock options                        --              --              --             --
                                                                 ----            ----            ----           ----
  Diluted shares outstanding                                     35.0            34.5            34.8           32.1
                                                                 ====            ====            ====           ====

                               BE AEROSPACE, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
            (UNAUDITED - DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

Note 12.   Comprehensive Loss
           ------------------

        Comprehensive loss is defined as all changes in a company's net assets except changes resulting from transactions with shareholders. It differs from net loss in that certain items currently recorded to equity would be a part of comprehensive loss. The following table sets forth the computation of comprehensive loss for the periods presented:

                                                             THREE MONTHS ENDED               NINE MONTHS ENDED
                                                       -------------------------------- ------------------------------
                                                          November         November       November        November
                                                          23, 2002         24, 2001       23, 2002        24, 2001
                                                       ---------------- --------------- -------------- ---------------

   Net loss                                               $ (22.4)         $(106.2)       $ (30.1)        $ (98.9)
   Other comprehensive earnings (loss):
      Foreign exchange translation adjustment                 2.7             (3.7)          11.6            (4.4)
                                                          --------         -------        -------         -------
   Comprehensive loss                                     $ (19.7)         $(109.9)       $ (18.5)        $ 103.3)
                                                          =======          =======        =======         =======



                  [Remainder of page intentionally left blank]

                               BE AEROSPACE, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           (DOLLARS IN MILLIONS, EXCEPT SHARE DATA)

       The following discussion and analysis addresses the results of the Company's operations for the three months ended November 23, 2002, as compared to the Company's results of operations for the three months ended November 24, 2001. The discussion and analysis then addresses the results of the Company's operations for the nine months ended November 23, 2002, as compared to the Company's results of operations for the nine months ended November 24, 2001. The discussion and analysis also addresses the liquidity and financial condition of the Company and other matters.

       The following discussion and analysis includes financial information stated on a proforma basis. Proforma figures treat companies acquired during fiscal 2002 as though acquired at the beginning of fiscal 2002. Results from companies acquired during fiscal 2002 are already included in figures for the entire period in fiscal 2003. The proforma figures are presented for informational purposes only in order to enhance comparability and are not necessarily indicative of the operating results that would have occurred had the transactions actually occurred at the beginning of fiscal 2002, nor are they necessarily indicative of future operating results.

    AIRLINE INDUSTRY CRISIS AND IMPACT ON THE COMPANY

       The airline industry was severely impacted by the events of September 11, 2001 (See "Dependence Upon Conditions in the Airline Industry" below). In November 2001, the Company began to implement a facility consolidation plan designed to re-align its capacity and cost structure with changed conditions in the airline industry. This plan consisted of closing five principal facilities and reducing its workforce by about 1,000 employees. As a result, the Company recorded a charge of $98.9, which included cash expenses of approximately $15.6 during the quarter ended November 24, 2001.

       Industry conditions continued to worsen during the fall of 2002 as the airlines continued to lower their purchases of spare parts and defer retrofit programs. In addition, the business jet manufacturers announced further production cuts and further plant shutdowns. The Company revised its consolidation plan during the current quarter to encompass 1,400 employees in response to the change in conditions, and to provide for inventories that were impaired due to the growing number of parked aircraft that are not expected to return to the active fleet.

       The Company has recorded $112.0 in charges and $28.0 in transition costs since October 2001. Future transition costs of $8.0 are expected to be incurred through June 2003. The total estimated cost of the consolidation effort is approximately $150.0 (approximately $60.0 are cash costs).


    THREE MONTHS ENDED NOVEMBER 23, 2002, AS COMPARED TO THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED NOVEMBER 24, 2001

       Revenues, which were negatively impacted by the severe decline in industry conditions following the terrorist attacks of September 11, 2001, declined even further during the quarter ended November 23, 2002 due to program deferrals by our customers, actions by business jet manufacturers to shut down several production lines by up to four months and a reduction in demand for our spare parts. Net sales for the three months ended November 23, 2002, were $145.5, which is $27.3 or 15.8% less than net sales of $172.8 for the same period in the prior year. Sales within the commercial aircraft products segment were $102.0 or 20.4% lower than sales in the same period in the prior year. Sales from the business jet products and fastener distribution segments were not as significantly impacted during the period as the commercial aircraft products segment. This was due to market share gains and an expansion of product offerings. However, as noted above, recently the business jet manufacturers announced further production cuts and further plant shutdowns which we expect will negatively impact our sales of such products until conditions improve.

                               BE AEROSPACE, INC.

     Gross profit (loss) was $37.0, or 25.4% of net sales, for the quarter ended November 23, 2002 compared to $(44.7) in the same period of the prior year, including current period charges in the current period and facility consolidation and acquisition-related costs in the prior period. Gross profit was $54.8, or 37.7% of net sales for the quarter ended November 23, 2002, excluding current period charges aggregating $17.8. Gross profit before facility consolidation and acquisition-related costs in the same period in the prior year of $106.7 was $62.0 or 35.9% of net sales. The period over period increase in gross margin before charges occurred despite a 15.8% decrease in revenues and was due to the impact of our facility consolidation efforts, lean manufacturing and continuous improvement programs. The current period charges of $17.8 consist of a $7.0 provision for inventories that became obsolete due to the growing number of parked aircraft which are not expected to return to the active fleet, $6.0 related to the expansion of the facility consolidation program to encompass 1,400 employees, and facility transition expenses of $4.8. Restructuring charges and transition costs ($99.9) and acquisition-related expenses ($6.8) incurred in the prior year aggregated $106.7, the cash portion of which was $23.4 related to severance, lease buyouts and related costs and acquisition-related expenses. Non-cash charges in the prior year of $83.3 consisted of write-downs of property, plant and equipment, inventories and impaired intangible assets. Transition costs are the expenses of operating facilities scheduled for closure and integrating transferred operations into the remaining facilities. Under generally accepted accounting principles, such costs must be treated as normal expenses until plant shutdown has been completed.

       Selling, general and administrative expenses were $28.9 or 19.9% of net sales for the three-month period as compared to $35.0 or 20.3% of net sales during the same period in the prior year. The year over year decrease in selling, general and administrative expenses resulted from savings realized from facility closures and austerity measures and a reduction in amortization of $4.1 resulting from the adoption of SFAS No. 142.

       Research, development and engineering expenses were $11.0 or 7.6% of net sales for the three months ended November 23, 2002, as compared with $10.5 or 6.1% of sales for the same period in the prior year. Management has continued to invest in research, development and engineering spending to support its market shares.

       The Company generated operating earnings of $14.9 or 10.2% of net sales for the current quarter, excluding the before mentioned charges for the provision for inventories, the facility consolidation program and facility transition expenses aggregating $17.8. This was $1.6 or 9.7% lower than operating earnings of $16.5 or 9.5% of net sales for the same period in the prior year, excluding restructuring charges, transition costs and acquisition-related costs. Including such costs in the respective periods, the operating loss was ($2.9) for the current quarter, an $87.3 improvement over the prior year's $90.2 operating loss. The $27.3 year over year decrease in revenues resulted in $7.2 less gross profit, excluding charges and facility transition expenses. Our austerity measures and the impact of SFAS No. 142 generated a $5.6 reduction in operating expenses; as a result, despite a $7.2 reduction in gross profit, operating earnings before charges and transition costs declined by only $1.6.

       Interest expense, net was $16.8 for the quarter ended November 23, 2002, or $0.8 greater than interest expense of $16.0 for the same period in the prior year. The increase in interest expense is due to higher interest rates on our bank borrowings.

       Income tax expense for the current three-month period was $2.7 as compared to no expense in the same period in the prior year. The increase was due foreign earnings that cannot be offset with domestic tax loss carryforwards.

       Net loss before special charges and transition costs was ($3.6) (net of income taxes of $1.7), or ($0.10) per share for the current quarter. Including such costs, our net loss for the current quarter was ($22.4) or ($0.64) per share as compared to a net loss of ($106.2) or ($3.08) per share (diluted) last year.

                               BE AEROSPACE, INC.

    NINE MONTHS ENDED NOVEMBER 23, 2002, AS COMPARED TO THE RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED NOVEMBER 24, 2001

       Revenues were negatively impacted by the severe decline in industry conditions following the terrorist attacks of September 11, 2001. Net sales for the nine months ended were $454.6, which is $74.1 or 14.0% less than net sales of $528.7 for the same period in the prior year. However, on a proforma basis, revenues for the current year declined by approximately $135.0 or 22.9% from last year's revenues of $589.6. The decline in revenue is due to the recession in the airline and business jet industries following the events of September 11, 2001. Reported sales within the commercial aircraft products segment were $319.6 or 26.8% lower than reported sales in the same period in the prior year. Sales from the business jet products segment were not as significantly impacted during the period as the commercial aircraft products segment. This was due to market share gains and an expansion of product offerings. However, as noted above, recently the business jet manufacturers announced further production cuts and further plant shutdowns which we expect will negatively impact our sales of such products until conditions improve. We acquired M & M, which now constitutes our fastener distribution segment, on September 14, 2001 and accounted for this acquisition using purchase accounting. Our current period's results include a full nine months sales whereas the prior year only includes the results from M & M since the date of acquisition.

       Gross profit was $139.0 or 30.6% of net sales for the nine months ended November 23, 2002 compared to $90.2 or 17.1% of net sales in the same period of the prior year, including current period charges in the current period and facility consolidation and acquisition-related costs in the same period in the prior year. Gross profit was $174.3, or 38.3% of net sales for the nine months ended November 23, 2002, excluding current period charges aggregating $35.3. Gross profit before facility consolidation and acquisition-related costs of $106.7 in the same period in the prior year was $196.9 or 37.2% of net sales. The period over period increase in gross margin before charges occurred despite the aforementioned decrease in revenues and was due to the impact of our facility consolidation efforts, lean manufacturing and continuous improvement programs. The current period charges of $35.3 consist of a $7.0 provision for inventories that became obsolete due to the growing number of parked aircraft which are not expected to return to the active fleet, $6.0 related to the expansion of the facility consolidation program to encompass 1,400 employees, and facility transition expenses of $22.3. Restructuring charges and transition costs ($99.9) and acquisition-related expenses ($6.8) incurred in the prior year aggregated $106.7, the cash portion of which was $23.4 related to severance, lease buyouts and related costs and acquisition-related expenses. Non-cash charges in the prior year of $83.3 consisted of write-downs of property, plant and equipment, inventories and impaired intangible assets.

       Selling, general and administrative expenses were $86.3 or 19.0% of net sales for the nine-month period as compared to $100.6 or 19.0% of net sales during the same period in the prior year. On a proforma basis, such costs would have been $111.1, a decrease of $24.8, or 22.3%. The year over year decrease is comprised of $9.8 of savings realized from facility closures and austerity measures and reduction in amortization of $15.0 resulting from the adoption of SFAS No. 142.

       Research, development and engineering expenses were $29.7 or 6.5% of net sales for the nine months ended November 23, 2002, as compared with $33.6 or 6.4% of sales for the same period in the prior year. The period over period decrease in research, development and engineering expenses is primarily attributable to the lower revenue level during the current period.

       The Company generated operating earnings of $58.3 or 12.8% of net sales for the nine months ended November 23, 2002, excluding the before mentioned charges for the provision for inventories, the facility consolidation program and facility transition expenses aggregating $35.3. This was $4.4 or 7.0% lower than operating earnings before facility consolidation and acquisition-related costs of $62.7 or 11.9% of net sales in the prior year. Including such costs in the respective periods, operating earnings were $23.0 or 5.1% of net sales for the current period, a $67.0 improvement over the prior year operating loss of ($44.0). The $74.1 decrease in revenues resulted in $22.6 less gross profit this year as compared with the same period last year, excluding charges and facility transition expenses. Our austerity measures and the impact of SFAS No. 142 generated an $18.2 reduction in operating expenses; as a result, despite the $22.6 decrease in gross profit before charges, operating earnings before charges decreased by only $4.4.

                               BE AEROSPACE, INC.

       Interest expense, net was $50.4 for the nine months ended November 23, 2002, or $6.7 greater than interest expense of $43.7 for the same period in the prior year. The increase in interest expense is due to the increase in outstanding debt due to last year's financing activities and acquisitions and an increase in the interest rate on our bank borrowings.

       Income tax expense for the current nine month period was $2.7 as compared to $1.9 in the same period in the prior year.

        Earnings before charges and facility transition expenses were $5.2 (net of income taxes of $2.7), or $0.15 per share for the nine-month period. Including such costs, our net loss for the nine months was ($30.1) or ($0.86) per share.

       The Company incurred an extraordinary charge of $9.3 (net of tax) during the quarter ended May 26, 2001 related to the early redemption of its 9 7/8% senior subordinated notes and repayment of its bank credit facility. As a result, the Company reported net earnings before extraordinary item of $17.1 or $0.53 per share (diluted) or $7.8 or $0.24 per share (diluted) after extraordinary item for the nine-month period ended November 24, 2001.



                  [Remainder of page intentionally left blank]

                               BE AEROSPACE, INC.

LIQUIDITY AND CAPITAL RESOURCES

Current Financial Condition

    Our liquidity requirements consist of working capital needs, cash requirements for our facility consolidation and personnel reduction program, ongoing capital expenditures and payments of interest and principal on our indebtedness. Our primary requirements for working capital are directly related to the level of our operations; working capital, primarily accounts receivable and inventories, fluctuate with the demand for our products. Our working capital was $310.0 as of November 23, 2002, as compared to $304.8 as of February 23, 2002.

    At November 23, 2002, our cash and cash equivalents were $130.4, as compared to $159.5 at February 23, 2002. This decrease in cash is primarily attributable to the 14.0% lower level of revenues that resulted in $22.6 in lower gross profit before all consolidation and acquisition-related costs, all of which was partially offset by an $18.2 reduction in operating expenses following our aggressive cost reduction programs and lower amortization. The timing of interest payments on our public notes which provide for semiannual payments of approximately $30 in our first and third fiscal quarters also contributed to the decline in cash.

    We hold a promissory note from Thomson -- CSF Holding Corporation, a subsidiary of The Thales Group (a publicly traded French Company with over $9 billion in sales). We are currently involved in a dispute with Thales over certain terms of a purchase and sale agreement in connection with our sale in Fiscal 2000 of our in-flight entertainment business. Thomson -- CSF Holding Corporation failed to make payments on the promissory notes issued to us in connection with the sale when due, and in December 2000 we initiated arbitration proceedings against Thales and its parent Thomson. These obligations to us are guaranteed by Thomson -- CSF Sextant, Inc. The arbitration against Thales and Thomson is expected to be resolved during 2003.

 Cash Flows

    At November 23, 2002, our cash and cash equivalents were $130.4, as compared to $159.5 at February 23, 2002. Cash used in operating activities was $34.9 for the nine months ended November 23, 2002. The primary use of cash was a net loss of $30.1 offset by non-cash charges from amortization and depreciation of $22.1, an $11.9 increase in accounts payable, offset by a reduction in accrued liabilities of $33.4 (principally accrued interest).

Capital Spending

    During the nine months ended November 23, 2002, we used $6.5 of cash for business acquisitions. Our capital expenditures were $16.2 and $11.0 during the nine months ended November 23, 2002 and November 24, 2001, respectively. The year over year increase in capital expenditures is in line with our expectation for annual capital expenditures of approximately $15.0-$17.5 for the next several years. We have no material commitments for capital expenditures. We have, in the past, generally funded our capital expenditures from cash from operations and funds available to us under our bank credit facility. We expect to fund future capital expenditures from cash on hand, from operations and from funds available to us under our bank credit facility. In addition, since 1989, we have completed 23 acquisitions for an aggregate purchase price of approximately $975.5. In addition, following these acquisitions, we have rationalized the businesses, reducing headcount by nearly 4,400 employees and eliminating 22 facilities. The cost of these actions through November 23, 2002 was approximately $320, the cash portion of which was approximately $190. We have financed these acquisitions primarily through issuances of debt and equity securities, including our outstanding 8% Notes due 2008, 8 7/8% Notes due 2011 and the 9 1/2% Notes due 2008 and the bank credit facility.

                               BE AEROSPACE, INC.

Outstanding Debt and Other Financing Arrangements

    In August 2001, we established a new bank credit facility consisting of a $150.0 revolving credit facility that expires in August 2006. The bank credit facility is collateralized by our accounts receivable, inventories and by substantially all of our other personal property. At November 23, 2002, indebtedness under the existing bank credit facility consisted of revolving credit facility outstanding borrowings of $144.0 (bearing interest at LIBOR plus 3.0%) and letters of credit aggregating approximately $5.6. The bank credit facility requires no principal payments until 2006. The bank credit facility contains customary affirmative covenants, negative covenants and conditions of borrowing, which were met as of November 23, 2002. The interest rate margin on the bank credit facility may increase or decrease in the event of certain changes to our financial leverage ratios.

    Long-term debt consists principally of our 8% Notes, 8 7/8% Notes and 9 1/2% Notes (the "Notes"). The $250.0 of 8% Notes mature on March 1, 2008, the $250.0 of 8 7/8% Notes mature on May 1, 2011 and the $200.0 of 9 1/2% Notes mature on November 1, 2008. The Notes are unsecured senior subordinated obligations and are subordinated to all of our senior indebtedness. Each of the Notes contain restrictive covenants, including limitations on future indebtedness, restricted payments, transactions with affiliates, liens, dividends, mergers and transfers of assets, which were met by us as of November 23, 2002. A breach of such covenants, or the covenants under our bank credit facility, that continues beyond any grace period can constitute a default, which can limit the ability to borrow and can give rise to a right of the lenders to terminate the applicable facility and/or require immediate repayment of any outstanding debt. The Company has initiated discussions with the bank group to amend its financial covenants to provide additional flexibility and anticipates that it will complete this process during the first quarter of 2003.

Contractual and Other Obligations

    The following charts reflect our contractual obligations and commercial cash commitments as of November 23, 2002. Commercial commitments include lines of credit, guarantees and other potential cash outflows resulting from a contingent event that requires performance by us or our subsidiaries pursuant to a funding commitment.

Contractual Obligations                          Fiscal       Fiscal      Fiscal    Fiscal      Fiscal
                                    Total         2003         2004        2005      2006        2007      Thereafter
                                 ------------- ------------ ------------ --------- ---------- ----------- -------------
Long-term debt                     $853.3         $1.9        $ 4.3        $0.6     $0.1        $147.8      $698.6
Operating leases                     81.8          5.2          9.5         7.0      6.3           5.8        48.0
Capital lease obligations             0.1          0.1           --          --       --            --          --
                                   ------         ----        -----        ----     ----        ------      ------
Total                              $935.2         $7.2        $13.8        $7.6     $6.4        $153.6      $746.6
                                   ======         ====        =====        ====     ====        ======      ======

Commercial Commitments
Letters of Credit                  $  5.6         $5.6        $  --        $ --     $ --        $   --      $   --

    We believe that cash flow from operations, which provides us with our ability to fund our operations, make planned capital expenditures, make scheduled payments and refinance our indebtedness, depends on our future operating performance, which, in turn, is subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control.

Sale-Leaseback

    During the third quarter of 2002, the Company entered into two sale-leaseback transactions involving four of our facilities. Under the transactions, the facilities were sold for $28.7, net of transaction costs and have been leased back for periods ranging from 15 to 20 years. The leasebacks have been accounted for as operating leases. The future lease payments have been included in the above tables. A gain of $4.8 resulting from the sale has been deferred and will be amortized to rent expense over the initial term of the leases.

                               BE AEROSPACE, INC.

Off-Balance Sheet Arrangements - Lease Arrangements

    The Company finances our use of certain equipment under committed lease arrangements provided by various institutions. Since the terms of these arrangements meet the accounting definition of operating lease arrangements, the aggregate sum of future minimum lease payments is not reflected on our consolidated balance sheet. At November 23, 2002, future minimum lease payments under these arrangements approximated $55.0. We also have various other agreements whose future minimum lease payments approximated $26.8 at November 23, 2002.

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

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 2001, the FASB issued SFAS No. 143, "Accounting for Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, with early adoption permitted. The Company plans to adopt SFAS No. 143 on January 1, 2003. The Company is currently evaluating the provisions of SFAS No. 143 but expects that the provisions of SFAS No. 143 will not have a material impact on its consolidated results of operations and financial position upon adoption.

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

    In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 nullifies the guidance previously proved under Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity (including Certain Costs Incurred in a Restructuring)." Among other things, SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred as opposed to when there is commitment to a restructuring plan as set forth under the nullified guidance. The Company plans to adopt SFAS No. 146 on January 1, 2003 for future restructurings, but expects no material impact on its consolidated financial statements.

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

Inventories

    We value our inventories at the lower of cost or market. We regularly review inventory quantities on hand and record a provision for excess and obsolete inventories based primarily on our estimated forecast of product demand and production requirements. As demonstrated during fiscal 2002, demand for our products can fluctuate significantly. Our estimates of future product demand may prove to be inaccurate, in which case we may have understated or overstated the provision required for excess and obsolete inventories. In the future, if our inventories are determined to be overvalued, we would be required to recognize such costs in our cost of goods sold at the time of such determination. Likewise, if our inventories are determined to be undervalued, we may have over-reported our costs of goods sold in previous periods and would be required to recognize such additional operating income at the time of sale.

                               BE AEROSPACE, INC.

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

    Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance of $106.3 million as of November 23, 2002, due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain net operating income losses carried forward, before they expire. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to establish additional valuation allowance which could materially impact our financial position and results of operations.

DEPENDENCE UPON CONDITIONS IN THE AIRLINE INDUSTRY

    The September 11, 2001 terrorist attacks have severely impacted conditions in the airline industry. For the first time in the history of commercial aviation, all domestic airlines were grounded for a period of three days. According to industry sources, since resuming service, most major U.S. carriers have substantially reduced their flight schedules. Airlines worldwide have parked or retired approximately 15% of their fleets. During 2002, several U.S. airlines announced further fleet downsizing, workforce reductions and other cost reduction initiatives. The airlines have further responded by decreasing domestic airfares to levels not seen since 1988. Domestic airline revenues are down 14% for the first nine months of calendar 2002 compared to the same period last year. As a result of the double-digit decline in both traffic and airfares following the September 11, 2001 terrorist attacks, and their aftermath, as well as other factors, such as the weakening economy, the U.S. airline industry incurred the largest loss in its history in calendar 2001, totaling in excess of $7 billion, net of a $5 billion cash infusion from the federal government to offset these losses stemming from the shutdown of the nation's airspace following the events of September 11, 2001. Industry experts now expect that the U.S. airline industry losses in calendar 2002 may exceed those realized in 2001. Accordingly, the airlines are seeking to conserve cash in part by deferring or eliminating cabin interior refurbishment programs and canceling or deferring aircraft purchases. This has caused a substantial contraction in the Company's business, the extent and duration of which cannot be determined at this time.

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

FORWARD-LOOKING STATEMENTS

    This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding implementation and expected benefits of lean manufacturing and continuous improvement programs, the Company's dealings with customers and partners, the consolidation of facilities, reduction of our workforce, integration of acquired businesses, ongoing capital expenditures, the impact of the large number of indefinitely grounded aircraft on demand for our products and our underlying assets, the adequacy of funds to meet the Company's capital requirements, the ability to refinance our indebtedness, if necessary, the reduction of debt, the potential impact of new accounting pronouncements, the impact on our business from the September 11, 2001 terrorist attacks and the resolution of the Company's arbitration against Thales. These forward-looking statements include risks and uncertainties, and the Company's actual experience may differ materially from that anticipated in such statements. Factors that might cause such a difference include those discussed in the Company's filings with the Securities and Exchange Commission, including its most recent proxy statement and Form 10-K/A, as well as future events that may have the effect of reducing the Company's available operating income and cash balances, such as unexpected operating losses, the impact of rising fuel prices on our airline customers, delays in, or unexpected costs associated with, the integration of our acquired businesses, conditions in the airline industry, problems meeting customer delivery requirements, the Company's success in winning new or expected refurbishment contracts from customers, capital expenditures, cash expenditures related to possible future acquisitions, facility closures, product transition costs, labor disputes involving us, our significant customers or airframe manufacturers, the possibility of a write-down of intangible assets, delays or inefficiencies in the introduction of new products or fluctuations in currency exchange rates.



                  [Remainder of page intentionally left blank]

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

       From time to time, the Company and its foreign subsidiaries may enter into foreign currency exchange contracts to manage risk on transactions conducted in foreign currencies. At November 23, 2002, we had no outstanding forward currency exchange contracts. We did not enter into any other derivative financial instruments.

       Interest rates - At November 23, 2002, we had adjustable rate debt of $144.0 and fixed rate debt of $699.7. The weighted average interest rate for the adjustable and fixed rate debt was approximately 4.8% and 8.7%, respectively, at November 23, 2002. If interest rates were to increase by 10% above current rates, the estimated impact on our financial statements would be to reduce pretax income annually by approximately $0.5. We do not engage in transactions to hedge our exposure to changes in interest rates.

ITEM 4.  CONTROLS AND PROCEDURES

       Evaluation of disclosure controls and procedures - The Company's principal executive officer and its principal financial officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) within 90 days of this report, have concluded that, as of such date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities.

       Change in internal controls - There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in the Company's internal controls. As a result, no corrective actions were required or undertaken.

                  [Remainder of page intentionally left blank]

                               BE AEROSPACE, INC.


PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                        Not applicable.

Item 2. Changes in Securities and Use of Proceeds                Not applicable.

Item 3. Defaults Upon Senior Securities                          Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders      Not applicable.

Item 5. Other Information                                        Not applicable.

Item 6. Exhibits and Reports on Form 8-K


         a. Exhibits - None.

         b. Reports

         Form 8-K, dated and filed October 7, 2002, includes the certification of the chief executive officer and chief financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         Form 8-K, dated October 24, 2002 and filed October 29, 2002, includes a press release containing earnings information and information regarding a change in fiscal year-end.

         Form 8-K, dated and filed December 17, 2002, includes a press release containing earnings information, including certain unaudited financial information.




                  [Remainder of page intentionally left blank]

                               BE AEROSPACE, INC.


                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               BE AEROSPACE, INC.






Date:  January 7, 2003       By:  /s/ Robert J. Khoury
                                      --------------------
                                      Robert J. Khoury
                                      President and
                                      Chief Executive Officer





Date:  January 7, 2003           By:  /s/ Thomas P. McCaffrey
                                      -----------------------
                                      Thomas P. McCaffrey
                                      Corporate Senior Vice President of
                                      Administration and Chief Financial Officer

                               BE AEROSPACE, INC.

                                 CERTIFICATIONS
                                 --------------

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrants as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: January 7, 2003               By:    /s/ Robert J. Khoury
                                           --------------------
                                           Robert J. Khoury
                                           President and
                                           Chief Executive Officer

                               BE AEROSPACE, INC.


                                 CERTIFICATIONS
                                 --------------

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  January 7, 2003            By: /s/ Thomas P. McCaffrey
                                      -----------------------
                                      Thomas P. McCaffrey
                                      Corporate Senior Vice
                                      President of Administration
                                      and Chief Financial Officer