Form 10-K
period 2002-12-31
BE AEROSPACE INC
filed 2003-03-26
CIK 861361

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from February 24, 2002 to December 31, 2002

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

The aggregate market value of the registrant's voting stock held by non-affiliates was approximately $269.3 million on August 24, 2002 based on the closing sales price of the registrant's common stock as reported on the Nasdaq National Market as of such date, which is the last business day of the registrant's most recently completed second fiscal quarter.

The number of shares of the registrant's common stock, $.01 par value, outstanding as of March 24, 2003 was 35,545,904 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the registrant's Proxy Statement to be filed with the Commission in connection with the 2003 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

                                      INDEX

                                     PART I

ITEM 1.  Business..............................................................3

ITEM 2.  Properties...........................................................15

ITEM 3.  Legal Proceedings....................................................16

ITEM 4.  Submission of Matters to a Vote of Security Holders..................16

                                     PART II

ITEM 5.  Market for Registrant's Common Equity and Related Stockholder
         Matters..............................................................17

ITEM 6.  Selected Financial Data..............................................18

ITEM 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations................................................21

ITEM 7a. Quantitative and Qualitative Disclosures about Market Risk...........39

ITEM 8.  Consolidated Financial Statements and Supplementary Data.............39

ITEM 9.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure.................................................39

                                    PART III

ITEM 10. Directors and Executive Officers of the Registrant...................40

ITEM 11. Executive Compensation...............................................44

ITEM 12. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters......................................44

ITEM 13. Certain Relationships and Related Transactions.......................44

ITEM 14. Controls and Procedures..............................................44

                                     PART IV

ITEM 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K......45

         Index to Exhibits....................................................46

         Signatures...........................................................49

         Certifications.......................................................50

         Index to Consolidated Financial Statements and Schedule.............F-1

                                     PART I
    Because we have changed our fiscal year to a calendar year, this report contains results for a ten-month transition period from February 24, 2002 to December 31, 2002. References to the "transition period" in this report are to the transition period beginning February 24, 2002 and ending on December 31, 2002. References to a "fiscal year" in this report are to the fiscal years ending the last Saturday of February for each respective year-end.

    Certain disclosures included in this Form 10-K constitute forward-looking statements that are subject to risks and uncertainties. Where possible, we have identified these statements by the use of terms such as "may," "will," "should," "expect," "anticipate," "believe," "estimate," "intend," and similar words, although some forward-looking statements are expressed differently. Our actual results could differ materially from those described in the forward-looking statements due to a number of risks and uncertainties. These forward-looking statements and risks and uncertainties are more fully explained under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Forward-Looking Statements" and "Risk Factors", respectively.

ITEM 1.  BUSINESS

INTRODUCTION

                                   The Company
General

    We are the world's largest manufacturer of cabin interior products for commercial aircraft and business jets and a leading distributor of aftermarket fasteners. We sell our manufactured products directly to virtually all of the world's major airlines and airframe manufacturers and a wide variety of general aviation customers. We believe that we have achieved leading global market positions in each of our major product categories, which include:

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

o Business jet and general aviation interior products, including an extensive line of executive aircraft seats, direct and indirect overhead lighting systems, oxygen, safety air valve systems, high-end furniture and cabinetry; and

o   A broad line of fasteners, consisting of over 100,000 Stock Keeping Units
    (SKUs).

    We design, develop and manufacture a broad range of cabin interior structures, provide comprehensive aircraft cabin interior reconfiguration and passenger-to-freighter conversion engineering services and component kits.

    Our Company was organized as a corporation in Delaware in 1987. We have substantially expanded the size, scope and nature of our business as a result of a number of acquisitions. Since 1989, we have completed 23 acquisitions, including one acquisition during the transition period ended December 31, 2002, three during fiscal 2002 and four during fiscal 2001, for an aggregate purchase price of approximately $980 million in order to position ourselves as a preferred global supplier to our customers. We have undertaken three major facility and product line consolidation efforts, eliminating 21 facilities, with one additional facility expected to be closed by mid-2003. We have also implemented lean manufacturing and continuous improvement programs which together with our common information technology platform have significantly improved our productivity and allowed us to maintain gross and operating margins despite significant decreases in revenues resulting from the downturn in industry conditions following the events of September 11, 2001.

Industry Overview

    The commercial and business jet aircraft cabin interior products industries encompass a broad range of products and services, including aircraft seating products, passenger entertainment and service systems, food and beverage preparation and storage systems, oxygen delivery systems, lavatories, lighting systems, evacuation equipment and overhead bins, as well as passenger-to-freighter conversions, interior reconfiguration and a variety of other engineering design, integration, installation, retrofit and certification services.

    Historically, the airline cabin interior products industry has derived revenues from five sources:

o Retrofit programs in which airlines purchase new interior furnishings to overhaul the interiors of aircraft already in service;

o Refurbishment programs in which airlines purchase components and services to improve the appearance and functionality of their cabin interior equipment;

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

    Historically, about 70% of fasteners are used in the aftermarket. There is a direct relationship between demand for fastener products and fleet size, utilization and an aircraft's age. Fasteners must be replaced at prescribed intervals and such replacements also drive demand for fasteners.

    Revenues for aerospace fastener products have been derived from the following sources:

o   Mandated maintenance and replacement of specified parts; and

o Demand for structural modifications, cabin interior modifications and passenger-to-freighter conversions.

    We estimate that the commercial and business jet cabin interior products and aerospace-grade fastener distribution industries had combined annual sales in excess of $1.4 billion and $0.8 billion, respectively, during calendar 2002.

Recent Industry Conditions

    The September 11, 2001 terrorist attacks have severely impacted conditions in the airline industry. Sharply lower demand from our airline customer base affected our financial results, both for the ten-month period ended December 31, 2002 and the fiscal year ended February 23, 2002. The lower demand reflects the current downturn in the airline industry, which is the most severe ever experienced. High airline operating costs, weak air travel and low ticket prices have damaged many carriers' financial condition. Prior to the September 11, 2001 terrorist attacks, airline profits were already being adversely affected by increases in pilot and other airline wages, higher fuel prices and the softening of the global economy. Air travel dropped significantly following the 2001 terrorist attacks, further weakening many airlines' financial condition. To cut costs, carriers worldwide have reduced fleet sizes, parking or idling about 2,200 aircraft, or 15% of their fleets, as of December 2002. In an attempt to stimulate air travel, airlines have decreased domestic airfares to levels not seen since 1988. Reflecting the reduction in air travel and fares, North American airline revenue has dropped 24% since 2000.

    As a result of these factors, the U.S. airline industry incurred losses of approximately $7 billion in calendar 2001 and $11 billion in calendar 2002. The airline industry crisis caused two major domestic airlines, US Airways and United Airlines, to file for protection under Chapter 11 of the United States Bankruptcy Act and industry experts believe other major domestic carriers may be required to do so as well. In addition, Hawaiian Airlines filed for bankruptcy protection and at least one smaller domestic carrier, National Airlines, has ceased operations entirely.

    Accordingly, the airlines are seeking to conserve cash in part by deferring or eliminating cabin interior refurbishment programs and deferring or canceling aircraft purchases. This has caused a substantial contraction in our business, the extent and duration of which cannot be determined at this time. We expect these adverse industry conditions to have a material adverse impact on our results of operations and financial condition until such time as conditions in the industry improve.

    We took swift action to respond to the rapid change in industry conditions, including consolidating four of our principal facilities into other existing facilities, and targeting a fifth facility for closure by mid-2003. We reduced headcount by about 1,000 positions and later expanded our headcount reduction goal to about 1,400 positions, or about 30% of our pre-September 11, 2001 workforce headcount. When we complete these actions, we expect to have incurred about $155 million in total costs, the cash portion of which is expected to be approximately $65 million. Through December 31, 2002, we had already incurred approximately $145 million of these costs, of which approximately $55 million were cash related costs. We expect to incur the balance of the charges during the first half of calendar 2003. We also froze salaries for an extended period of time and have not paid management bonuses since February 2001. While we believe the steps we have taken to date contribute to a sound plan to counter these difficult conditions, we cannot guarantee that the plans are adequate or that they will be successful.

    Other factors expected to affect the cabin interior products industry are the following:

    Existing Installed Base. Existing installed product base typically generates continued retrofit, refurbishment and spare parts revenue as airlines maintain their aircraft cabin interiors. According to industry sources, the world's active commercial passenger aircraft fleet consisted of approximately 13,100 aircraft as of December 2002, including approximately 3,400 aircraft with fewer than 120 seats, approximately 7,500 aircraft with between 120 and 240 seats and approximately 2,200 aircraft with more than 240 seats. Further, based on industry sources, there are approximately 12,300 business jets currently in service. Based on such fleet numbers, we estimate that the total worldwide installed base of commercial and general aviation aircraft cabin interior products, valued at replacement prices, was approximately $13.0 billion as of December 31, 2002.

    Expanding Worldwide Fleet. The expanding worldwide aircraft fleet is expected to generate additional revenues from new installation programs, while the increase in the size of the installed base is expected to generate additional and continued retrofit, refurbishment and spare parts revenue. Worldwide air traffic has grown every year since 1946 (except in 1974, 1991, 2001 and 2002). According to the January 2003 issue of the Airline Monitor, worldwide air traffic is projected to grow at a compounded average rate of 4.3% per year through 2010, increasing annual revenue passenger miles from approximately 2.0 trillion in 2002 to approximately 5.1 trillion by 2020. According to the Airbus Industrie Global Market Forecast published in September 2002, the worldwide installed seat base, which we consider a good indicator for potential growth in the aircraft cabin interior products industry, is expected to increase from approximately 2.0 million passenger seats at the end of 2000 to approximately 4.3 million passenger seats at the end of 2020.

    Growing Passenger-to-Freighter Conversion Business. Industry sources project that the size of the worldwide freighter fleet will double over the next twenty years, with more than 2,500 aircraft being added, after taking retirements into account. Industry sources also estimate that almost 70 percent of that increase will come from converting commercial passenger jets to use as freighters.

    New Aircraft Deliveries. The number of new aircraft delivered each year is generally regarded as cyclical in nature. New aircraft deliveries (including regional jets) decreased to 999 in 2002 from 1,162 in 2001. According to the Airline Monitor published in January 2003, new deliveries (including regional jets) are expected to decline to 850 aircraft in 2003, with average annual new aircraft deliveries (including regional jets) of about 800 during 2004 through 2007.

    Business Jet and VIP Aircraft Fleet Expansion and Related Retrofit Opportunities. Recently, general aviation and VIP airframe manufacturers have begun to see a slowdown in deliveries which is expected to continue throughout calendar 2003. According to industry sources, business jet aircraft deliveries amounted to 787 units in calendar 2001 and 683 units in calendar 2002. Industry sources indicate that approximately 8,200 business jets will be built between 2002 and 2011 with a value of more than $135 billion.

    Wide-body Aircraft Deliveries. The trend toward wide-body aircraft is significant to us because wide-body aircraft require almost five times the dollar value content for our products as compared to narrow-body aircraft. Deliveries of wide-body, long haul aircraft constitute an increasing share of total new aircraft deliveries and are an increasing percentage of the worldwide fleet. Wide-body aircraft represented 24% of all new commercial aircraft delivered in 2002, and are expected to stay at approximately this same percentage through 2006. Wide-body aircraft currently carry up to three or four times the number of seats as narrow-body aircraft and because of multiple classes of service, including large first class and business class configurations, our average revenue per seat on wide-body aircraft is substantially higher. Aircraft cabin crews on wide-body aircraft may make and serve between 300 and 900 meals and may brew and serve more than 2,000 cups of coffee and serve more than 400 glasses of wine on a single flight.

    New Product Development. The aircraft cabin interior products companies are engaged in intensive development and marketing efforts for both new features on existing products and totally new products. These products include a broad range of amenities such as full electric "sleeper seats," convertible seats, full face crew masks, a full range of business and executive jet seating and lighting products, protective breathing equipment, oxygen generating systems, new food and beverage preparation and storage equipment, kevlar barrier nets, de-icing systems and crew rests.

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

    Unless otherwise indicated, the industry data contained in this report is from the January 2003 issue of the Airline Monitor or the Airbus Industrie Global Market Forecast published in September 2002.

Competitive Strengths

    We believe that we have a strong competitive position attributable to a number of factors, including the following:

    Combination of Manufacturing and Cabin Interior Design Services. We have continued to expand our products and services, believing that the airline industry increasingly will seek an integrated approach to the design, development, integration, installation, testing and sourcing of aircraft cabin interiors. We believe that we are the only company, which both manufactures a broad, technologically advanced line of cabin interior products and offers cabin interior design capabilities. Based on our established reputation among the world's commercial airlines for quality, service and product innovation, we believe that we are well positioned to serve these customers.

    Technological Leadership/New Product Development. We believe that we are a technological leader in our industry, with what we believe is the largest research and development organization in the cabin interior products industry. We believe our research and development effort and our on-site technicians at both the airlines and airframe manufacturers enable us to play a leading role in developing and introducing innovative products to meet emerging industry trends and needs and thereby gain early entrant advantages.

    Large Installed Base. We believe our large installed base of commercial and general aviation cabin interior products, estimated to be approximately $5.0 billion as of December 31, 2002 (valued at replacement prices), is a strategic advantage. The airlines tend to purchase spare parts and retrofits and refurbishment programs from the supplier of the existing equipment. As a result, we expect our large installed base to generate continued retrofit, refurbishment and spare parts revenue as airlines continue to maintain, evolve and reconfigure their aircraft cabin interiors.

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

Growth Opportunities

    We believe that we will benefit from the following trends in the aerospace industry as the industry recovers:

    Large Aftermarket Business. Our substantial installed base provides significant ongoing revenues from replacements, upgrades, repairs and the sale of spare parts. Approximately 60% of our revenues for the transition period ended December 31, 2002 were derived from aftermarket activities. With so many aircraft parked as a result of the recent industry conditions, we are experiencing weak demand for spare parts. Looking ahead, we believe the majority of the idled aircraft will eventually return to service. With airlines' balance sheets so weak, we believe they will not have the financial resources to replace many of the parked aircraft with new ones. That means demand for new aircraft could be depressed for several years. In the meantime, the airlines will operate an older fleet. That should eventually have a positive impact on demand for our aftermarket products. At some point, the airlines will begin to spend to maintain their fleets. We believe this will occur before they begin buying new aircraft. With our aftermarket focus, we should be an early beneficiary of the industry recovery. Aftermarket demand should lead that recovery, because refurbishing existing aircraft is much less expensive than buying new aircraft.

    Expansion of Worldwide Fleet and Shift Toward Wide-Body Aircraft. Through 2001, airlines were taking delivery of a large number of new aircraft due to high load factors and the projected growth in air travel. Near term, we expect new aircraft deliveries to decline due to recent industry conditions but over time we expect the fleet expansion, along with the trend toward wide-body aircraft, to return to earlier projected levels. As the size of the fleet expands, demand for upgrade, refurbishment programs and for cabin interior products, must grow as well.

    Opportunity to Substantially Expand our Addressable Markets through our Fastener Distribution Business. Through the acquisition of M & M Aerospace Hardware, Inc. ("M & M"), we have entered a new segment that leverages B/E's key strengths. Because nearly 70% of fastener demand is generated by the existing worldwide fleet, demand for fasteners will increase over time as the fleet expands, much like the market for cabin interior products. We believe we have acquired an outstanding distribution business that possesses excellent information technology, automated parts retrieval, purchasing and customer relationship management systems. In addition, the business has sufficient management, systems and industry knowledge to serve as a platform for future consolidation of this business segment.

    Business Jet and VIP Aircraft Fleet Expansion and Related Retrofit Opportunities. Business jet manufacturers' backlogs remain at fairly high levels, including several new models in development. According to industry sources, executive jet aircraft deliveries amounted to 241 units in calendar 1996 and 787 units in calendar 2001 and 683 units in calendar 2002. Deliveries in 2003 are expected to increase by about 7% and are expected to increase by over 200% in calendar 2003 from the calendar 1996 delivery levels. Several new aircraft models and larger business jets, including the Boeing Business Jet, Bombardier Challenger and Global Express, Gulfstream V, the Falcon 900, Airbus Corporate Jet, Cessna Citation X and Cessna Citation Excel, are expected to be significant contributors to new general aviation aircraft deliveries going forward. Industry sources indicate that approximately 8,200 business jets will be built between 2002 and 2011 with a value of more than $135 billion, and approximately 40% of these jets are projected to be larger business jets as described above. This is important to us because the typical cost of cabin interior products manufactured for a small jet is approximately $162,000; whereas the same contents for a larger business jet, such as the Boeing Business Jet could range up to approximately $1.4 million. Advances in engine technology and avionics and the emergence of fractional ownership of executive aircraft are also important growth factors. In addition, the general aviation and VIP aircraft fleet consists of approximately 12,300 aircraft with an average age of approximately 15 years. As aircraft age or due to ownership changes, operators retrofit and upgrade cabin interiors, including seats, sofas and tables, sidewalls, headliners, structures such as closets, lavatories and galleys, and related equipment including lighting and oxygen delivery systems. In addition, operators generally reupholster or replace seats every five to seven years.

    We believe that we are well positioned to benefit from such retrofit opportunities due to:

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

    In addition to benefiting from these industry trends, we expect that when industry conditions improve and demand increases, we will have enhanced earnings power through substantial operating leverage due to the steps we took to respond to industry conditions, including the consolidation of our facilities. We believe that our factories have the capacity to generate revenues of up to $1 billion without significant additional capital investment.

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

Products and Services

    We conduct our operations through strategic business units that have been aggregated under three reportable segments: Commercial Aircraft Products, Business Jet Products and Fastener Distribution.

    Net sales by line of business were as follows:


                                                                                               Fiscal Year Ended
                                                      Ten-Month Period        ----------------------------------------------------
                                                      Ended Dec. 31, 2002         February 23, 2002           February 24, 2001
                                                  -------------------------   ------------------------    ------------------------
                                                     Net          % of           Net         % of            Net         % of
                                                    Sales      Net Sales        Sales      Net Sales        Sales      Net Sales
                                                  ----------- -------------   ----------- ------------    ----------- ------------
Commercial aircraft products:
   Seating products                                 $144.6       28.7%          $247.8      36.4%           $288.1      43.2%
   Interior systems products                         116.0       23.0            152.6      22.4             151.6      22.8
   Engineered interior structures, components
       and assemblies                                 93.9       18.7            150.2      22.1             140.6      21.1
                                                  ----------- -------------   ----------- ------------    ----------- ------------
                                                     354.5       70.4            550.6      80.9             580.3      87.1
Business jet products                                 71.1       14.1             85.6      12.6              86.1      12.9
Fastener distribution                                 78.0       15.5             44.3       6.5                --        --
                                                  ----------- -------------   ----------- ------------    ----------- ------------
Net sales                                           $503.6      100.0%          $680.5     100.0%           $666.4     100.0%
                                                  =========== =============   =========== ============    =========== ============


Commercial Aircraft Products

Seating Products

    We are the world's leading manufacturer of aircraft seats, offering a wide selection of first class, business class, tourist class and commuter seats. A typical seat manufactured and sold by us includes the seat frame, cushions, armrests and tray table, together with a variety of optional features such as adjustable lumbar supports, footrests, reading lights, head/neck supports, oxygen masks and telephones. We estimate that as of December 31, 2002 we had an aggregate installed base of approximately 900,000 aircraft seats valued at replacement prices of approximately $1.9 billion.

    First and Business Classes. Based upon major airlines' program selection and orders on hand, we are the leading worldwide manufacturer of premium class seats. Our line of international first class sleeper seats incorporates full electric actuation, an electric ottoman, privacy panels and sidewall-mounted tables. Our recently released business class seats incorporate features from over 25 years of seating design. The premium business class seats include electrical or mechanical actuation, PC power ports, telephones, leg rests, adjustable lumbar cushions, 4-way adjustable headrests and fiber-optic reading lights. The first and business class products are substantially more expensive than tourist class seats due to these luxury appointments.

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

    Tourist Class. We are a leading worldwide manufacturer of tourist class seats and believe we offer the broadest such product line in the industry. We have designed tourist class seats that incorporate features not previously utilized in that class, such as laptop power ports and a number of premium comfort features such as footrests, headrests and adjustable lumbar systems.

    Commuter (Regional Jet) Seats. We are the leading manufacturer of regional aircraft seating in both the United States and worldwide markets. Our Silhouette(TM) Composite seats are similar to those found in commercial jets but typically do not have as many added comfort features. Consequently, they are lighter in weight and require less maintenance.

    Spares. Aircraft seats require regularly scheduled maintenance in the course of normal passenger use. Airlines depend on seat manufacturers and secondary suppliers to provide spare parts and kit upgrade programs. As a result, a significant market exists for spare parts.

Interior Systems

    We are the leading manufacturer of interior systems for both narrow- and wide-body aircraft, offering a broad selection of coffee and beverage makers, water boilers, ovens, liquid containers, refrigeration equipment, oxygen delivery systems and a variety of other interior components. We estimate that as of December 31, 2002 we had an aggregate installed base of such equipment, valued at replacement prices, in excess of $1.2 billion.

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

    Ovens. We are the leading manufacturer of a broad line of specialized ovens, including high-heat efficiency ovens, high-heat convection ovens and warming ovens. Our newest offering, the DS Steam Oven, represents a method of preparing food in-flight by maintaining constant temperature and moisture in the food. It addresses the airlines' need to provide a wider range of foods than can be prepared by convection ovens.

    Refrigeration Equipment. We are the worldwide industry leader in the design, manufacture and supply of commercial aircraft refrigeration equipment. We manufacture a self-contained wine and beverage chiller, the first unit specifically designed to rapidly chill wine and beverages on-board an aircraft.

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

Engineered Interior Structures, Components and Assemblies

    We are a leader in designing and manufacturing galley structures, crew rest compartments and components. We estimate that as of December 31, 2002, we had an installed base of engineered interior structures, valued at replacement prices, of approximately $700 million.

    Engineering Design, Integration, Installation and Certification Services. We are a leader in providing engineering, design, integration, installation and certification services for commercial aircraft passenger cabin interiors. We also offer our customers in-house capabilities to design, manage, integrate, test and certify reconfigurations and modifications for commercial aircraft and to manufacture related products, including engineering kits and interface components. We provide a broad range of interior reconfiguration services which allow airlines to change the size of certain classes of service, modify and upgrade the seating, install telecommunications or entertainment options, relocate galleys, lavatories and overhead bins, and install crew rest compartments.

    Crew Rest Compartments. We are the worldwide leader in the design, certification and manufacture of crew rest compartments. The flight crew utilizes crew rest compartments during long-haul international flights. A crew rest compartment is constructed utilizing lightweight cabin interior technology and incorporating electrical, heating, ventilation and air conditioning and lavatory and sleep compartments.

    Aerospace Components and Assemblies. We are a leading manufacturer of complex high-quality machined and fabricated metal components, assemblies and kits for aerospace and defense customers with demanding end-use applications. Our major products consist of gears, gearboxes, pistons and piston assemblies and standard hydraulic fittings. Additionally, we fabricate structural components and related items of fuselage, wing and payload sections including wing skin and fuel tank enclosure parts for commercial aircraft. Through these manufacturing activities we also provide our customers with significant engineering, materials and technical expertise.

    Passenger to Freighter Conversions. We are a leading supplier of structural design and integration services, including airframe modifications for passenger-to-freighter conversions. We are the leading provider of Boeing 767 passenger-to-freighter conversions and have performed conversions for Boeing 747-200 Combi, Boeing 747-200 (door only) and Airbus A300 B4 aircraft. Freighter conversions require sophisticated engineering capabilities and very large and complex proprietary parts kits.

Business Jet Products

    We are the leading manufacturer of a broad product line including a complete line of business jet seating products, direct and indirect lighting, air valves and oxygen delivery systems as well as sidewalls, bulkheads, credenzas, closets, galley structures, lavatories, tables and sofas. We have the capability to provide complete interior packages, including all design services, all interior components and program management services for executive aircraft interiors. We are the preferred supplier of seating products and direct and indirect lighting systems for essentially every general aviation airframe manufacturer. We estimate that as of December 31, 2002 we had an aggregate installed base of such equipment, valued at replacement prices, of approximately $1.2 billion.

Fastener Distribution

    Through our M & M subsidiary, we offer one of the broadest lines of fasteners and inventory management services worldwide. Approximately 70% of fastener sales are to the aftermarket, and over 35% of orders are shipped the same day that they are received. With over 100,000 SKUs and next-day service, we serve as a distributor for almost every major aerospace fastener manufacturer. Our service offerings include inventory replenishment and management, electronic data interchange, special packaging and bar-coding, quality assurance testing and purchasing assistance. Our seasoned purchasing and sales team, coupled with state-of-the-art information technology and automated retrieval systems, provide the basis for our reputation for high quality and rapid (overnight) delivery.

Research, Development and Engineering

    We work closely with commercial airlines to improve existing products and identify customers' emerging needs. Our expenditures in research, development and engineering totaled $34.1 million, $43.5 million, $48.9 million for the transition period ended December 31, 2002, and for the fiscal years ended February 23, 2002 and February 24, 2001, respectively. We employed 457 professionals in engineering, research and development as of December 31, 2002. We believe that we have the largest engineering organization in the cabin interior products industry, with software, electronic, electrical and mechanical design skills, as well as substantial expertise in materials composition and custom cabin interior layout design and certification.

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

    We believe that airlines prefer our integrated worldwide marketing approach, which is focused by airline and encompasses our entire product line. Led by a senior executive, teams representing each product line serve designated airlines that together accounted for 62% of the purchases of products manufactured by our Commercial Aircraft Products Group during the transition period ended December 31, 2002. Our teams have developed customer-specific strategies to meet each airline's product and service needs. We also staff "on-site" customer engineers at major airlines and airframe manufacturers to represent our entire product line and work closely with the customers to develop specifications for each successive generation of products required by the airlines. These engineers help customers integrate our wide range of cabin interior products and assist in obtaining the applicable regulatory certification for each particular product or cabin configuration. Through our on-site customer engineers, we expect to be able to more efficiently design and integrate products that address the requirements of our customers. We provide program management services, integrating all on-board cabin interior equipment and systems, including installation and Federal Aviation Administration certification, allowing airlines to substantially reduce costs. We believe that we are one of the only suppliers in the commercial aircraft cabin interior products industry with the size, resources, breadth of product line and global product support capability to operate in this manner.

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

    We market our aerospace fasteners directly to the airlines, completion centers, first-tier suppliers to the airframe manufacturers, the airframe manufacturers and other distributors. We believe that our key competitive advantages are the breadth of our product offerings and our ability to deliver on a timely basis. We believe that our broad product offerings of aerospace fasteners and our ability to deliver products on a next day basis and our core competencies in product information management, purchasing and logistics management provide strong barriers to entry.

    Our program management approach assigns a program manager to each significant contract. The program manager is responsible for all aspects of the specific contract, including managing change orders, negotiating related non-recurring engineering charges, monitoring the progress of the contract through its scheduled delivery dates and overall contract profitability. We believe that our customers benefit substantially from our program management approach, including better on-time delivery and higher service levels. We also believe our program management approach results in better customer satisfaction.

    As of December 31, 2002, our direct sales and marketing organization consisted of 171 persons, plus 42 independent sales representatives. Our sales to non-U.S. customers were approximately $234 million for the transition period ended December 31, 2002, $288 million for the fiscal year ended February 23, 2002 and $280 million for the fiscal year ended February 24, 2001, or approximately 46%, 42% and 42%, respectively, of net sales during such periods. During the transition period ended December 31, 2002, approximately 74% of our total revenues were derived from airlines and other commercial aircraft operators compared to approximately 76% in the fiscal year ended February 23, 2002 and compared with 86% in the fiscal year ended February 24, 2001. Approximately 60% of our revenues during the transition period ended December 31, 2002, 63% of our revenues during the fiscal year ended February 23, 2002 and 60% of our revenues during the fiscal year ended February 24, 2001 were from refurbishment, spares and upgrade programs. During the transition period ended December 31, 2002 and for the fiscal years ended February 23, 2002 and February 24, 2001, no single customer accounted for more than 10% of total revenues. The portion of our revenues attributable to particular customers varies from year to year because of airlines' scheduled purchases of new aircraft and for retrofit and refurbishment programs for their existing aircraft.

Backlog

    We estimate that our backlog at December 31, 2002 was approximately $450 million compared to approximately $480 million at February 23, 2002. Of our backlog at December 31, 2002, approximately 60% is scheduled to be deliverable by the end of calendar 2003; 53% of our total backlog is with North American carriers, approximately 16% is with European carriers and approximately 22% is with Asian and Pacific Rim carriers.

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

Warranty and Product Liability

    We warrant our products, or specific components thereof, for periods ranging from one to ten years, depending upon product type and component. We generally establish reserves for product warranty expense after considering relevant factors such as our stated warranty policies and practices, historical frequencies of claims to replace or repair products under warranty and recent sales and claims trends. Actual warranty costs reduce the warranty reserve as they are incurred. We periodically review the adequacy of accrued product warranty reserves and revisions of such reserves are recognized in the period in which such revisions are determined.

    We also carry product liability insurance. We believe that our insurance is generally sufficient to cover product liability claims.

Competition

    The commercial aircraft cabin interior products market is relatively fragmented, with a number of competitors in each of the individual product categories. Due to the global nature of the commercial aerospace industry, competition comes from both U.S. and foreign manufacturers. However, as aircraft cabin interiors have become increasingly sophisticated and technically complex, airlines have demanded higher levels of engineering support and customer service than many smaller cabin interior products suppliers can provide. At the same time, airlines have recognized that cabin interior product suppliers must be able to integrate a wide range of products, including sophisticated electronic components, particularly in wide-body aircraft. We believe that the airlines' increasing demands on their suppliers will result in a consolidation of those suppliers that remain. We have participated in this consolidation through strategic acquisitions and internal growth and we intend to continue to participate in the consolidation.

    Our principal competitors for seating products are Group Zodiac S.A. and Keiper Recaro GmbH. Our primary competitors for interior systems products are Britax PLC, JAMCO, Scott Aviation and Intertechnique. Our principal competitors in the passenger-to-freighter conversion business include Boeing Airplane Services, Elbe Flugzeugwerko GMBH, a division of EADS, Israel Aircraft Industries, Pemco World Air Services and Aeronavili. Our principal competitors for other product and service offerings in our engineered interior structures, components and assemblies include TIMCO, JAMCO, Britax PLC and Driessen Aircraft Interior Systems. The market for business jet products is highly fragmented, consisting of numerous competitors, the largest of which is Decrane Aircraft Holdings. Our primary competitors in the fastener distribution market are Honeywell Hardware Products Group, Wesco Aircraft Hardware, C.J. Fox and Pentacon, Inc.

Manufacturing and Raw Materials

    Our manufacturing operations consist of both the in-house manufacturing of component parts and sub-assemblies and the assembly of our specified and designed component parts that are purchased from outside vendors. We maintain state-of-the-art facilities, and we have an ongoing strategic manufacturing improvement plan utilizing lean manufacturing processes. We constantly strive for continuous improvement from implementation of these plans for each of our product lines. We have implemented common information technology platforms company-wide, as appropriate. These activities should lower production costs, shorten cycle times and reduce inventory requirements and at the same time improve product quality, customer response and profitability. We do not believe we are materially dependent on any single supplier or assembler for any of our raw materials or specified and designed component parts and, based upon the existing arrangements with vendors, our current and anticipated requirements and market conditions, we believe that we have made adequate provisions for acquiring raw materials.

Government Regulation

    The Federal Aviation Administration ("FAA") prescribes standards and licensing requirements for aircraft components, and licenses component repair stations within the United States. Comparable agencies regulate such matters in other countries. We hold several FAA component certificates and perform component repairs at a number of our U.S. facilities under FAA repair station licenses. We also hold an approval issued by the U.K. Civil Aviation Authority to design, manufacture, inspect and test aircraft seating products in Leighton Buzzard, England and to manufacture and ship from our Kilkeel, Northern Ireland facility. We also have the necessary approvals to design, manufacture, inspect, test and repair our interior systems products in Nieuwegein, The Netherlands.

    In March 1992, the FAA adopted Technical Standard Order C127, or TSO C127, requiring that all seats on certain new generation commercial aircraft installed after such date be certified to meet a number of new safety requirements, including the ability to withstand a 16G force. We have developed over 32 different seat models that meet the TSO C127 seat safety regulations, have successfully completed thousands of tests to comply with TSO C127 and, based on our installed base of 16G seats, are the recognized industry leader in this area.

    In November 2002, our seating group became the first passenger seating supplier to sign a Partnership for Safety Plan (PSP) with the FAA. Based on established qualifications of personnel and systems, the PSP provides us with increased authority to approve test plans and reports, and to witness tests. The PSP provides us with a number of business benefits including greater planning flexibility, simplified scheduling and greater program control and eliminates variables such as FAA workload and priorities.

    On October 4, 2002, the FAA published a Supplemental Notice of Proposed Rule Making (SNPRM). This SNPRM proposed extending the current requirement for "enhanced safety" seats (16G seats) on aircraft designs registered after 1988, to all aircraft. This proposed rule would require that older design aircraft be retrofitted with new enhanced safety "16G" seats over a multi-year basis. The public comment period for the proposed retrofit rule closed on March 3, 2003. The date for final rule making and any changes to the details of the rule will be based on the comments received and the priority assigned to this proposal by the FAA.

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

Patents

    We currently hold 117 United States patents and 92 international patents, covering a variety of products. We believe that the termination, expiration or infringement of one or more of such patents would not have a material adverse effect on our Company.

Employees

    As of December 31, 2002, we had approximately 3,700 employees, or approximately 1,000 fewer than our headcount as of September 30, 2001. Approximately 66% of our employees are engaged in manufacturing, 14% in engineering, research and development and program management and 20% in sales, marketing, product support and general administration. Unions represent approximately 14% of our worldwide employees. A labor contract representing approximately 220 U.S. employees expires on May 4, 2003. The labor contract with the only other domestic union, which represents approximately 2% of our employees, runs through May 2004. We consider our employee relations to be good.

Financial Information About Segments and Foreign and Domestic Operations

    Financial and other information by segment and relating to foreign and domestic operations for the ten-month transition period ending December 31, 2002 and for the fiscal years ended February 23, 2002 and February 24, 2001, is set forth in note 15 to our consolidated financial statements.

Available Information

    Our filings with the Securities and Exchange Commission (the "SEC"), including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, are available free of charge on our website as soon as reasonably practicable after they are filed with, or furnished to, the SEC. Our Internet website is located at http://www.beaerospace.com. Information included in our website is not incorporated by reference in this annual report.

                  [Remainder of page intentionally left blank]

ITEM 2.  PROPERTIES

    As of December 31, 2002, we had 11 principal operating facilities and an administrative facility, which comprises an aggregate of approximately 1.3 million square feet of space. The following table describes the principal facilities and indicates the location, function, approximate size and ownership status of each location.


                                                                                           Facility
                                                                                             Size
               Segment                             Location                  Purpose      (Sq. Feet)     Ownership
-------------------------------------- --------------------------------- ---------------- ------------ ---------------

Commercial Aircraft Products           Winston-Salem, North Carolina....  Manufacturing       264,800      Leased

                                       Leighton Buzzard, England........  Manufacturing       114,000      Owned

                                       Kilkeel, Northern Ireland          Manufacturing        65,000      Leased

                                       Kilkeel, Northern Ireland........  Manufacturing        45,500      Owned

                                       Anaheim, California..............  Manufacturing        98,000      Leased

                                       Lenexa, Kansas...................  Manufacturing        80,000      Leased

                                       Nieuwegein, The Netherlands......  Manufacturing        47,350      Leased

                                       Marysville, Washington...........  Engineering
                                                                          Services/
                                                                          Manufacturing       110,000      Leased

                                       Machined products, California....  Manufacturing       150,800      Owned

Business Jet Products                  Miami, Florida...................  Manufacturing       110,000      Leased

                                       Holbrook, New York...............  Manufacturing        20,100      Leased

Fastener Distribution                  Miami, Florida...................  Distribution        210,000      Leased

Corporate                              Wellington, Florida..............  Administrative       17,700      Owned
                                                                                           -----------
                                                                                            1,333,250



    We believe that our facilities are suitable for their present intended purposes and adequate for our present and anticipated level of operations.


                  [Remainder of page intentionally left blank]

ITEM 3.  LEGAL PROCEEDINGS

    We are not a party to litigation or other legal proceedings that we believe could reasonably be expected to have a material adverse effect on our business, financial condition and results of operations.

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



                                                                                           (Amounts in Dollars)

                                                                                          High            Low
                                                                                          ----            ---
Calendar Year Ended December 31, 2000
    First Quarter                                                                       $  9.88        $  5.88
    Second Quarter                                                                         8.25           6.00
    Third Quarter                                                                         17.25           6.50
    Fourth Quarter                                                                        16.63          11.81
Calendar Year Ended December 31, 2001
    First Quarter                                                                         25.88          16.00
    Second Quarter                                                                        24.35          15.49
    Third Quarter                                                                         19.90           3.50
    Fourth Quarter                                                                        11.85           6.27
Calendar Year Ended December 31, 2002
    First Quarter                                                                         10.16           6.31
    Second Quarter                                                                        14.05           9.06
    Third Quarter                                                                         13.11           4.00
    Fourth Quarter                                                                         5.38           2.62



    On March 24, 2003 the closing price of our common stock as reported by Nasdaq was $1.56 per share. As of such date, we had 1,027 shareholders of record, and we estimate that there are approximately 15,200 beneficial owners of our common stock. We have not paid any cash dividends in the past, and we have no present intention of doing so in the immediate future. Our Board of Directors intends, for the foreseeable future, to retain any earnings to reduce indebtedness and finance our future growth, but expects to review our dividend policy regularly. The indentures, pursuant to which our 8%, 8 7/8% and 9 1/2% senior subordinated notes were issued, as well as our amended bank credit facility, permit the declaration of cash dividends only in certain circumstances described therein.



                  [Remainder of page intentionally left blank]

ITEM 6.  SELECTED FINANCIAL DATA
(In millions, except per share data)

    Effective as of February 24, 2001, we acquired Alson Industries, Inc., T.L. Windust Machine, Inc., Maynard Precision, Inc. and DMGI, Inc. ("Fiscal 2001 Acquisitions"). During fiscal 2002, we acquired M&M Aerospace Hardware, Inc., Nelson Aero Space, Inc. and Denton Jet Interiors, Inc. ("Fiscal 2002 Acquisitions"). We also made one acquisition during the transition period ended December 31, 2002. Results for each of these acquisitions are included in our operations in the financial data below since the date of acquisition. The financial data as of the transition period ended December 31, 2002 and for the fiscal years ended February 23, 2002, February 24, 2001, February 26, 2000 and February 27, 1999 have been derived from financial statements that have been audited by our independent auditors. The financial data for the period from February 25, 2001 to December 31, 2001 has been derived from unaudited financial statements. The following financial information is qualified by reference to, and should be read in conjunction with, our historical financial statements, including notes thereto, which are included elsewhere in this Form 10-K.

                                                        Ten-Month Period Ended                    Fiscal Year Ended
                                                       -------------------------    -----------------------------------------------
                                                         Dec. 31,       Dec. 31,      Feb. 23,   Feb. 24,    Feb. 26,     Feb. 27,
                                                         2002(a)        2001(a)       2002(a)    2001(d)     2000(e)      1999(f)
                                                       ------------- -----------    ----------- ----------- ----------- -----------
Statements of Operations Data:
Net sales....................................            $  503.6      $  582.6      $   680.5     $666.4     $  723.3     $ 701.3
Cost of sales(1).............................               352.3         464.4          530.1      416.6        543.6       522.9
                                                         --------      --------      ---------     ------     --------     -------
Gross profit.................................               151.3         118.2          150.4      249.8        179.7       178.4
Operating expenses:
  Selling, general and administrative........                98.5         120.2          139.4      124.2        119.0       106.1
  Research, development and engineering......                34.1          36.7           43.5       48.9         54.0        56.2
  Legal settlement(b)........................                29.5           --              --         --           --          --
  Transaction gain, expenses and other expenses                --           --              --         --           --        53.9
                                                         --------      --------      ---------     ------     --------     -------
Operating (loss) earnings....................               (10.8)        (38.7)         (32.5)      76.7          6.7       (37.8)
Equity in losses of unconsolidated subsidiary                  --            --             --         --          1.3          --
Interest expense, net........................                57.3          48.8           60.5       54.2         52.9        41.7
                                                         --------      --------      ---------     ------     --------     -------
(Loss) earnings before income taxes and
  extraordinary item.........................               (68.1)        (87.5)         (93.0)      22.5        (47.5)      (79.5)
Income taxes ................................                 2.7           2.0            1.8        2.2          3.3         3.9
                                                         --------      --------      ---------     ------     --------     -------
(Loss) earnings before extraordinary item ...               (70.8)        (89.5)         (94.8)      20.3        (50.8)      (83.4)
Extraordinary item(c)........................                  --           9.3            9.3         --           --          --
                                                         --------      --------      ---------     ------     --------     -------
Net (loss) earnings(1).......................            $  (70.8)     $  (98.8)     $  (104.1)    $ 20.3     $  (50.8)    $ (83.4)
                                                         ========      ========      =========     ======     ========     =======

Basic net (loss) earnings per share:
(Loss) earnings before extraordinary item....            $  (2.03)     $  (2.76)     $  (2.90)     $ 0.80     $ (2.05)     $(3.36)
Extraordinary item...........................                  --         (0.29)        (0.28)         --          --          --
                                                         --------      --------      --------      ------      -------     -------
Net (loss) earnings..........................            $  (2.03)     $  (3.05)     $  (3.18)     $ 0.80     $ (2.05)     $(3.36)
                                                         ========      ========      ========      ======     =======      ======
Weighted average common shares...............                34.9          32.4          32.7        25.4        24.8        24.8

Diluted net (loss) earnings per share:
(Loss) earnings before extraordinary item....            $  (2.03)     $  (2.76)     $  (2.90)     $ 0.78     $ (2.05)     $(3.36)
Extraordinary item...........................                  --         (0.29)        (0.28)         --          --          --
                                                         --------      --------      --------      ------      -------    -------
Net (loss) earnings..........................            $  (2.03)     $  (3.05)     $  (3.18)     $ 0.78     $ (2.05)     $(3.36)
                                                         ========      ========      ========      ======     =======      ======
Weighted average common shares...............                34.9          32.4          32.7        25.9        24.8        24.8

Balance Sheet Data (end of period):
Working capital..............................            $  262.9      $  295.6      $  304.8      $174.9     $  129.9     $ 143.4
Goodwill, intangible and other assets, net ..               534.9         555.2         529.2       433.4        425.8       452.0
Total assets.................................             1,067.1       1,177.8       1,128.3       936.0        881.8       904.3
Long-term debt...............................               836.0         853.7         853.5       603.8        618.2       583.7
Stockholders' equity(1)......................                69.3         142.6         121.1       135.3         64.5       115.9


(1) The Company has acquired 23 businesses since 1989 for an aggregate purchase price of nearly $1 billion. The Company has incurred and expensed approximately $276.5 in fiscal years 1999 - 2002 related to acquisitions, integration of such acquisitions, consolidation of 17 facilities and reduction of 3,000 employees. The Company incurred and expensed approximately $145 of such costs since the terrorist attacks of September 11, 2001, increasing the number of facilities consolidated to 21, with one additional facility expected to be closed by mid-2003, and its planned headcount reductions to 4,400 employees.

                               Footnotes to Table

(a) In response to the terrorist attacks on September 11, 2001 and the resulting impact on the airline industry subsequent to the attacks, we adopted and began to implement a facility consolidation and integration plan in November 2001 designed to re-align our capacity and cost structure consistent with changed conditions in the airline industry. This plan included closing five facilities, reducing the number of principal production facilities from 16 to 11, and reducing our workforce by approximately 1,000 employees. In response to worsening industry conditions during 2002, the Company revised its consolidation plan to encompass a total of 1,400 employees. The total costs and charges are expected to be approximately $155.0, of which $65.0 is expected to be cash costs. Through December 31, 2002, we incurred approximately $145.0 of the expected total costs (approximately $55.0 of cash costs). We expect to incur the remaining $10.0 of estimated cash costs during the first half of calendar 2003.

    We incurred costs related to this program as follows:


                                                                         Transition Period            Fiscal Year
                                                                               Ended                     Ended
                                                                         December 31, 2002         February 23, 2002
                                                                     -------------------------- ------------------------
      Cash charges (severance, integration costs, lease
         termination costs, relocation, training, facility
         preparation)                                                        $ 32.5                    $  21.3
      Write-down of property, plant, equipment, inventory and
         other assets                                                           7.0                       62.9
      Impaired intangible assets                                                 --                       20.4
                                                                             ------                    -------
                                                                             $ 39.5                    $ 104.6
                                                                             ======                    =======

    The consolidation and integration costs have been included as a component of cost of sales. Cost of sales included $100.4 of consolidation and integration costs for the ten-month period ended December 31, 2001.

    We also incurred acquisition-related expenses of $6.8 during the fiscal year ended February 23, 2002 and the ten-month period ended December 31, 2001, which have been included as a component of selling, general and administrative expenses.

(b) In February 2003, we received an adverse arbitration award related to the amounts due us from the Thales Group, which reduced the amount due by $29.5.

(c) An extraordinary charge of $9.3 (net of tax) for unamortized debt issue costs, redemption premiums and expenses related to the early retirement of our 9 7/8% senior subordinated notes due February 1, 2006 has been included in our consolidated statement of operations for the ten-month period ended December 31, 2001 and the fiscal year ended February 23, 2002, respectively. Excluding such charge and the costs described in (a) above, our operating earnings were $61.7 and $72.1 and net earnings were $10.9 and $9.8, for the ten-month period ended December 31, 2001 and the fiscal year ended February 23, 2002, respectively.

(d) Our operating results during fiscal 2001 were negatively impacted by costs related to acquisitions and the termination of a proposed initial public offering by our subsidiary Advanced Thermal Sciences. These items reduced our net earnings by $8.3. Excluding such costs for the year ended February 24, 2001, our operating earnings were $85.0 and net earnings were $27.7.

(e) Our operating results during fiscal 2000 were negatively impacted due to operational problems in our seating operations. These problems, which have since been resolved, arose due to a misalignment between our manufacturing processes, our newly installed Enterprise Resource Planning, or ERP, system and our product and service line rationalization. The aggregate impact of these problems on our results for the year ended February 26, 2000 was $94.4. Substantially all of these costs have been included as a component of cost of sales. Excluding such costs and charges for the year ended February 26, 2000, our gross profit was $263.3, our gross margin was 36.4%, our operating earnings were $101.1 and our net earnings were $40.6.

(f) As a result of acquisitions in 1999, we recorded a charge of $79.2 for the write-off of acquired in-process research and development and acquisition-related expenses. We also sold a 51% interest in our in-flight entertainment business, as a result of which we recorded a gain of $25.3. Transaction gain, expenses and other expenses for the year ended February 27, 1999 consist of the in-process research and development and other acquisition expenses, offset by the gain attributable to the sale of our in-flight entertainment business. During fiscal 1999, we implemented a restructuring plan. In connection therewith we closed 7 plants and reduced our workforces by approximately 1,000 positions. As a result, we incurred $87.8 of costs that included both the restructuring referred to above, the rationalization of related product lines and the introduction of new products. Excluding such costs and expenses and the gain attributable to the sale, our gross profit was $266.3, our operating earnings were $103.9 and our net earnings were $51.6.




                [Remainder of this page intentionally left blank]

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

    Overview. This section provides a general description of our Company's businesses, as well as recent significant transactions that have either occurred during the transition period ended December 31, 2002 or early calendar year 2003 that we believe are important in understanding the results of operations and anticipating future trends in those operations.

    Results of Operations. This section provides an analysis of our results of operations for all three years presented in the accompanying consolidated statements of operations. In addition, we provide a brief description of transactions and events that impact the comparability of the results being analyzed.

    Liquidity and Capital Resources. This section provides an analysis of our cash flows, as well as a discussion of outstanding debt and commitments, both firm and contingent, that existed as of December 31, 2002. Included is a discussion of the amount of financial capacity available to fund future commitments, as well as a discussion of other financing arrangements.

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

OVERVIEW

    We are the world's largest manufacturer of cabin interior products for commercial aircraft and for business jets and a leading distributor of aftermarket fasteners. We serve virtually all major airlines and a wide variety of business jet customers and airframe manufacturers. We believe that we have achieved leading global market positions in each of our major product categories, which include:

o Commercial aircraft seats, including an extensive line of first class, business class, tourist class and regional aircraft seats;

o A full line of aircraft food and beverage preparation and storage equipment, including coffeemakers, water boilers, beverage containers, refrigerators, freezers, chillers and high-heat and convection ovens;

o   Both chemical and gaseous aircraft oxygen delivery systems;

o Business jet and general aviation interior products, including an extensive line of executive aircraft seats, indirect overhead lighting systems, oxygen, safety and air valve products; and

o   A broad line of aftermarket fasteners, covering over 100,000 SKUs.

    We design, develop and manufacture a broad range of cabin interior structures and provide comprehensive aircraft cabin interior reconfiguration and passenger-to-freighter conversion engineering services and component kits.

    We generally derive our revenues from two primary sources: refurbishment or upgrade programs for the existing worldwide fleets of commercial and general aviation aircraft and new aircraft deliveries. We believe our large installed base of products, estimated to be over $5.0 billion as of December 31, 2002 (valued at replacement prices), gives us a significant advantage over our competitors in obtaining orders both for spare parts and for refurbishment programs, principally due to the tendency of the airlines to purchase equipment for such programs from the original supplier. For the transition period ended December 31, 2002, approximately 60% of our revenues were from the aftermarket and 40% were from new aircraft deliveries. For fiscal year 2002, 63% of our revenues were from the aftermarket and 37% were from new aircraft deliveries. For fiscal year 2001, 60% of our revenues were from the aftermarket and 40% were from new aircraft deliveries.

    We conduct our operations through strategic business units that have been aggregated under three reportable segments: Commercial Aircraft Products, Business Jet Products and Fastener Distribution.

    Net sales by line of business were as follows:


                                                                                             Fiscal Year Ended
                                                    Ten-Month Period Ended    ----------------------------------------------------
                                                       Dec. 31, 2002            February 23, 2002           February 24, 2001
                                                  -------------------------   ------------------------    ------------------------
                                                     Net          % of           Net         % of            Net         % of
                                                    Sales      Net Sales        Sales      Net Sales        Sales      Net Sales
                                                  ----------- -------------   ----------- ------------    ----------- ------------


Commercial aircraft products:
   Seating products                                   $144.6       28.7%          $247.8      36.4%           $288.1      43.2%
   Interior systems products                           116.0       23.0            152.6      22.4             151.6      22.8
   Engineered interior structures, components
       and assemblies                                   93.9       18.7            150.2      22.1             140.6      21.1
                                                  ----------- -------------   ----------- ------------    ----------- ------------
                                                       354.5       70.4            550.6      80.9             580.3      87.1
Business jet products                                   71.1       14.1             85.6      12.6              86.1      12.9
Fastener distribution                                   78.0       15.5             44.3       6.5                --        --
                                                  ----------- -------------   ----------- ------------    ----------- ------------
Net sales                                             $503.6      100.0%          $680.5     100.0%           $666.4     100.0%
                                                  =========== =============   =========== ============    =========== ============



    We generated approximately 46% of our total revenues from sales outside the U.S. for the transition period ended December 31, 2002, and approximately 24% of total revenues was generated in Europe and approximately 11% was generated in Asia. In fiscal 2002, we generated approximately 42% of our total revenues from sales outside the U.S., and approximately 20% of total revenues were generated in Europe and approximately 12% was generated in Asia. In fiscal 2001, we generated approximately 42% of our total revenues from sales outside the U.S., and approximately 22% of total revenues were generated in Europe and approximately 10% was generated in Asia.

    Financial and other information by segment and relating to foreign and domestic operations for each of the ten-month transition period ending December 31, 2002, and the fiscal years ended February 23, 2002 and February 24, 2001, is set forth in note 15 to our consolidated financial statements.

    We have substantially expanded the size, scope and nature of our business through a number of acquisitions. Since 1989, we have completed 23 acquisitions, including one acquisition during the transition period ended December 31, 2002, three during fiscal year 2002 and four during fiscal year 2001, for an aggregate purchase price of approximately $980.0, in order to position ourselves as the preferred global supplier to our customers.

    During the period from 1989 to 2000, we integrated the acquired businesses, closing 17 facilities, reducing our workforce by 3,000 positions and implementing common information technology platforms and lean manufacturing initiatives company-wide. This integration effort resulted in costs and charges totaling approximately $125.0.

    The rapid decline in industry conditions brought about by the terrorist attacks on September 11, 2001 caused us to implement a facility consolidation and integration plan designed to re-align our capacity and cost structure with changed conditions in the airline industry. The facility consolidation and integration plan includes closing five facilities and reducing workforce by approximately 1,400 employees. The total estimated cost of this program is approximately $155.0, including $65.0 of cash charges. Through December 31, 2002, we had incurred approximately $55.0 of the cash costs and expect to incur the remaining $10.0 during the first half of calendar 2003.

    All of the aforementioned initiatives to integrate, rationalize and restructure the businesses acquired through December 31, 2002 had an aggregate cost of approximately $270, which has already been expensed. These initiatives enabled us to eliminate a total of 21 facilities, with one additional facility expected to be closed by mid-2003, and reduce headcount by over 4,000 employees, with an additional reduction of approximately 400 expected in connection with the closure of the aforementioned facility by mid-2003. We believe these initiatives will enable us to substantially expand profit margins when industry conditions improve and demand increases, strengthen the global business management focus on our core product categories, more effectively leverage our resources and improve our ability to rapidly react to changing business conditions. In conjunction with these efforts, we have also implemented a company-wide information technology system, a company-wide engineering system and initiated lean manufacturing techniques in our remaining facilities. Common management information and engineering systems and lean manufacturing processes across all operations, coupled with a rationalized product offering, are expected to provide us with the ongoing benefit of a generally lower cost structure, and expanding gross and operating margins.

    New product development is a strategic tool for our company. Our customers regularly request that we engage in new product development and enhancement activities. We believe that these activities, if properly focused and managed, will protect and enhance our leadership position. Research, development and engineering spending have been approximately 6% - 7% of sales for the past several years, and is expected to remain at that level for the foreseeable future.

    We also believe in providing our businesses with the tools required to remain competitive. In that regard, we have, and will continue to invest in property and equipment that enhances our productivity. Over the past two years, annual capital expenditures were approximately $14 - $18. Taking into consideration our recent capital expenditure investments, current industry conditions and the recent acquisitions, we expect that annual capital expenditures will be approximately $15 for the next few years.

Recent Acquisitions
-------------------

    We completed the following significant acquisitions during fiscal 2001 and fiscal 2002:

Fiscal 2001 Acquisitions
------------------------

    Effective February 24, 2001 we completed the acquisition of four companies that specialize in manufacturing precision-machined components and assemblies for the aerospace industry. We acquired these businesses, Alson Industries, Inc., T.L. Windust Machine, Inc., DMGI, Inc. and Maynard Precision, Inc., for an aggregate purchase price of approximately $70.1.

Fiscal 2002 Acquisitions
------------------------

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

RESULTS OF OPERATIONS

The Transition Period from February 24, 2002 to December 31, 2002 Compared to the Ten-Month Period From February 25, 2001 to December 31, 2001

Consolidated Results

    To assist in understanding the performance of our operations, where noted, the results discussed below have been adjusted to exclude the effect of certain facility and workforce consolidation costs, as well as certain unusual or nonrecurring items. By presenting "as adjusted" results, we intend to provide a better understanding of the core results and underlying trends from which to consider not only past performance, but also the prospects for the future. In each case where "as adjusted" results are discussed, all of the differences from our reported results are given to reconcile the reported results to the "as adjusted" results. Users of this financial information should consider the types of events and transactions for which adjustments have been made. In addition to providing a discussion of reported results, results for the comparable period in the prior year have also been prepared on a pro forma basis treating companies acquired during the ten-month period ended December 31, 2001 as though acquired as of February 25, 2001. By also discussing these pro forma results, we intend to enhance comparability between periods and make an analysis of the current period results more meaningful. Pro forma adjustments would have increased net sales, gross profit, selling, general and administrative expenses, operating earnings, interest expense and net earnings by $60.9, $24.0, $10.6, $13.4, $4.7 and $8.8, respectively, for the ten-month period ended December 31, 2001. Results for the current transition period ended December 31, 2002 have not been prepared on a pro forma basis, as we made no significant acquisitions in the current period. These "as adjusted" and pro forma results do not conform to U.S. generally accepted accounting principles, or GAAP. While we believe that these measures are useful aids in understanding our results in the periods shown, as the magnitude of these items is such that it is important for readers of this discussion and analysis to be aware of these items and the effect that they had on our results during the periods presented and we use these measures to evaluate our performance. These "as adjusted" and pro forma results should be used only in conjunction with the results presented in accordance with GAAP. The pro forma information is presented for illustrative purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisitions been completed as of the date indicated.

    Revenues were negatively impacted by the severe change in industry conditions following the terrorist attacks on September 11, 2001. Net sales for the transition period ended December 31, 2002 were $503.6, which is $79.0 or 13.6% lower than net sales of $582.6 for the comparable period in the prior year, which was also negatively impacted by the events of September 11, 2001.

    On a pro forma basis (treating companies acquired during the ten-month period ended December 31, 2001 as though acquired as of February 25, 2001), net sales during the transition period ended December 31, 2002 would have been $139.9 or 21.7% lower than pro forma net sales of $643.5 for the prior period.

    Net sales for each of our segments are set forth in the following table:


                                        Transition                          Ten-Month
                                       Period Ended          % of          Period Ended          % of
                                      Dec. 31, 2002       Net Sales       Dec. 31, 2001        Net Sales           Change
                                     ------------------ ---------------- ------------------ ----------------- -------------------
Commercial Aircraft Products               $354.5             70.4%             $476.5             81.8%          $ (122.0)
Business Jet Products                        71.1             14.1%               75.7             13.0%              (4.6)
Fastener Distribution                        78.0             15.5%               30.4              5.2%              47.6
                                     ------------------ ---------------- ------------------ ----------------- -------------------
Total                                      $503.6            100.0%             $582.6            100.0%          $  (79.0)
                                     ================== ================ ================== ================= ===================


    Sales of commercial aircraft products were $122.0 or 25.6% lower than sales in the prior year, due to the recession in the airline industry and the further downturn in industry conditions following September 11, 2001. Sales of business jet products and fastener distribution products also reflected restrained demand due to the aviation industry downturn. Because we acquired M&M in September 2001, the current period reflects the full ten-month transition period of fastener distribution revenue compared with four months in the comparable period in the prior year. On a pro forma basis (treating companies acquired during the ten-month period ended December 31, 2001 as though acquired as of February 25,
2001), sales of fastener distribution products were $10.5 or 11.9% lower than pro forma sales in the comparable period in the prior year. Pro forma adjustments would have increased sales of fastener distribution products by $58.1 for the comparable period ended December 31, 2001.

    Gross profit was $151.3, or 30.0% of net sales for the transition period ended December 31, 2002 as compared to $118.2, or 20.3% of sales for the ten-month period ended December 31, 2001. The period over period increase in gross margin as a percentage of net sales occurred despite the 13.6% decrease in revenues and was due to a $60.9 reduction in facility consolidation and integration costs and the positive impact of our facility consolidation efforts, lean manufacturing and continuous improvement programs.

    On a pro forma basis (treating companies acquired during the ten-month period ended December 31, 2001 as though acquired as of February 25, 2001) and excluding facility and personnel consolidation and integration costs of $39.5 in 2002 and $100.4 in 2001, gross profit on this pro forma, as adjusted basis would have been $190.8, or 37.9% of sales for the transition period ended December 31, 2002 as compared to $242.6, or 37.7% of pro forma sales for the ten-month period ended December 31, 2001. This increase in gross margin as a percentage of sales on this pro forma, as adjusted basis occurred despite the $139.9 or 21.7% decrease in revenues, and was due to the positive impact of our facility consolidation and integration efforts, lean manufacturing and continuous improvement programs.

    Selling, general and administrative expenses were $98.5 or 19.6% of net sales for the transition period ended December 31, 2002 as compared to $120.2 or 20.6% of net sales for the comparable period in the prior year. The $21.7 decrease in selling, general and administrative expenses was due to lower spending, primarily as a result of our facility consolidation and integration program and austerity measures, together with a decrease of $13.4 related to the adoption of SFAS No. 142. Because we acquired M & M in September 2001, the current period reflects the full ten-month period of selling, general and administrative expenses of $12.0, as compared with $6.1 of such costs during the four months in the comparable period in the prior year.

    On a pro forma basis (treating companies acquired during the ten-month period ended December 31, 2001, as though acquired as of February 25, 2001), pro forma, as adjusted, selling, general and administrative expenses would have been $124.0 or 19.3% of pro forma net sales for the comparable period in the prior year. The period over period decrease in selling, general and administrative expenses for the transition period ended December 31, 2002 compared to the pro forma, as adjusted, selling, general and administrative expenses in the comparable period in the prior year of $25.5 or 20.6% resulted from our austerity measures, a lower level of spending $(12.1) and the implementation of SFAS No. 142 $(13.4). We incurred acquisition-related expenses of $6.8 in the prior period in connection with the acquisition of M&M that have been excluded from the pro forma, as adjusted, figures in 2001.

    Research, development and engineering expenses were $34.1 or 6.8% of net sales for the transition period ended December 31, 2002 as compared with $36.7 or 6.3% of sales for the comparable period in the prior year. The period over period decrease in research, development and engineering expenses is primarily attributable to austerity measures, which were implemented subsequent to the September 11, 2001 terrorist attacks.

    In February 2003, we received an adverse result in an arbitration proceeding, which had been ongoing since October 2000. The decision reduced the amounts we originally sought in connection with the dispute, resulting in a net amount of $7.8 million due to us. The dispute concerned the sale of our in-flight entertainment business to Thales. Under the terms of the purchase and sale agreement, we received $62 million during 1999, and were to receive two additional payments totaling $31.4 million, and a third and final payment based on actual sales and bookings. Thales did not pay the $31.4 million, or the third and final payment. We initiated arbitration proceedings to compel payment in December 2000. Thales counterclaimed against us, alleging various breaches of the purchase and sale agreement. Previously, we had recorded a receivable of $38.5 million in connection with the sale of the business to Thales. As a result of the arbitration award, we reduced our note receivable by $29.5 as of December 31, 2002, representing the difference between the arbitration panel's award and our previously recorded amounts.

    Despite a 13.6% decrease in net sales, our operating loss for the current period decreased by $27.9 compared to the operating loss in the comparable period in the prior year due to a $60.9 decrease in facility consolidation and integration costs, and a $24.3 decrease in operating expenses, excluding the $29.5 arbitration result, arising from austerity measures and the implementation of SFAS No. 142.

    On a pro forma basis (treating companies acquired during the ten-month period ended December 31, 2001, as though acquired as of February 25, 2001) and excluding facility and personnel consolidation and integration costs of $39.5 and the $29.5 arbitration award in 2002 and facility and personnel consolidation and integration costs of $100.4 and acquisition related expenses of $6.8 in 2001, operating earnings on this pro forma, as adjusted basis declined by only $23.7, despite the $139.9 decrease in revenues for the current transition period compared to pro forma revenues in the comparable period in the prior year, reflecting both lower manufacturing costs and lower operating expenses. Our gross margin calculated on the pro forma, as adjusted basis described above for both periods was nearly unchanged, reflecting the impact of our facility consolidation and integration initiatives. Period over period operating expenses calculated on the pro forma, as adjusted basis described above decreased by $28.1, which was attributable to austerity measures and a decrease of $13.4 from the implementation of SFAS No. 142. Pro forma adjustments would have increased operating expenses by $10.6 for the ten-month period ended December 31, 2001. Based on our results for the transition period ended December 31, 2002, we believe our facility consolidation and integration program has eliminated over $35.0 of annualized cash costs.

    Interest expense, net was $57.3 for the transition period ended December 31, 2002, or $8.5 greater than interest expense of $48.8 for the comparable period in the prior year. The increase in interest expense is due to an increase in debt following the acquisition of M & M in September 2001 and higher interest rates on our bank borrowings. On a pro forma basis (treating companies acquired during the ten-month period ended December 31, 2001, as though acquired as of February 25, 2001), interest expense, net was $57.3 for the transition period ended December 31, 2002, or $3.8 greater than pro forma interest expense of $53.5 for the comparable period in the prior year. The increase in interest expense for the current transition period compared to pro forma interest expense in the comparable period in the prior year is due to higher interest rates on our bank borrowings.

    The lower level of revenues, which was partially offset by lower facility consolidation and integration costs during the transition period ended December 31, 2002, resulted in a loss before income taxes and extraordinary item of $(68.1) or $19.4 less than the $(87.5) loss before income taxes and extraordinary item in the comparable period in the prior year.

    Income tax expense for the transition period ended December 31, 2002 was $2.7 as compared to $2.0 in the comparable period in the prior year. We recorded a $9.3 extraordinary item during the ten-month period ended December 31, 2001 related to the early extinguishment of certain long-term debt.

    Net loss was $(70.8) or $(2.03) per share for the transition period ended December 31, 2002 as compared to a net loss of $(98.8) or $(3.05) per share for the comparable period in the prior year.

    On a pro forma basis (treating companies acquired during the ten-month period ended December 31, 2001, as though acquired as of February 25, 2001) and excluding facility and personnel consolidation and integration costs of $39.5 and the $29.5 arbitration award in 2002 and facility and personnel consolidation costs of $100.4, acquisition-related expenses of $6.8 and debt extinguishment costs of $9.3 in 2001, our net loss on this pro forma, as adjusted basis would have been $(1.8) or $(0.05) per share for the transition period ended December 31, 2002 as compared to net earnings on this same pro forma, as adjusted basis of $26.5 or $0.79 per share for the comparable period in the prior year. Lower net sales and greater interest expense were the principal reasons for the decrease in net earnings on this pro forma, as adjusted basis as discussed further above.



                [Remainder of this page intentionally left blank]

Fiscal Year Ended February 23, 2002 Compared with the Fiscal Year Ended February 24, 2001

Consolidated Results

    Revenues were negatively impacted by the severe change in industry conditions following the terrorist attacks on September 11, 2001. Net sales for fiscal 2002 were $680.5, which is $14.1 or 2.1% greater than net sales of $666.4 for the comparable period in the prior year. This increase was entirely attributable to the acquisition of M & M in September 2001.

    Net sales for each of our segments are set forth in the following table:

                                              FY 2002       FY 2001       Change
                                           --------------- ----------- --------------
Commercial Aircraft Products                   $550.6        $580.3      $ (29.7)
Business Jet Products                            85.6          86.1         (0.5)
Fastener Distribution                            44.3            --         44.3
                                           --------------- ----------- --------------
                                               $680.5        $666.4      $  14.1
                                           =============== =========== ==============


    Net sales at our Commercial Aircraft Products segment were $29.7 or 5.1% lower than the prior year due to the recession in the airline industry and the further downturn in industry conditions following September 11, 2001.

    Gross profit was $150.4, or 22.1% of net sales for fiscal 2002, including facility consolidation and integration expenses of $104.6, as compared to $249.8 or 37.5% of net sales in the prior year. The decline in the gross margin was due to the facility consolidation and integration costs; excluding such costs, gross margin for fiscal 2002 was essentially unchanged from fiscal 2001.

    Selling, general and administrative expenses were $139.4 or 20.5% of net sales for fiscal 2002 as compared to $124.2 or 18.6% of net sales in fiscal 2001. The $15.2 year over year increase in selling, general and administrative expenses resulted from recent acquisitions. Included in selling, general and administrative expenses for fiscal 2002 and 2001 were approximately $6.8 and $8.3, respectively, of costs related to acquisitions we completed during each respective fiscal year.

    Research, development and engineering expenses were $43.5 or 6.4% of net sales for fiscal 2002, as compared with $48.9 or 7.3% of sales in fiscal 2001. The year over year decrease in research, development and engineering expenses is primarily attributable to the timing of customer programs along with austerity measures we implemented subsequent to the September 11, 2001 terrorist attacks.

    We generated an operating loss of $(32.5) during fiscal 2002, including facility consolidation and related expenses of $111.4. Excluding such costs, we generated operating earnings of $78.9 or 11.6% of net sales, which was $6.1 or 7.2% lower than operating earnings of $85.0 (excluding acquisition-related expenses of $8.3) or 12.8% of net sales in the prior year. The decrease in operating earnings excluding such costs in fiscal 2002 is primarily attributable to the lower level of revenues from our businesses following the terrorist attacks on September 11, 2001.

    Interest expense, net was $60.5 for fiscal 2002, or $6.3 greater than interest expense of $54.2 for the prior year. The increase in interest expense is due to the larger amount of outstanding debt created by the refinancing of certain indebtedness during fiscal 2002 along with the impact of recent acquisitions.

    The lower level of revenues and facility and integration consolidation costs during fiscal 2002 resulted in a loss before income taxes and extraordinary item of $(93.0) or $(115.5) less than income before income taxes in the prior year of $22.5. Earnings before facility consolidation and acquisition-related expenses, income taxes, and extraordinary item in fiscal 2002 were $18.4, which was $12.4 or 40.3% lower than pretax earnings in fiscal 2001 of $30.8, calculated on the same basis.

    Income tax expense for fiscal 2002 was $1.8 as compared to $2.2 in the prior year. The Company recorded a $9.3 extraordinary item during fiscal 2002 related to the early extinguishment of certain long-term debt.

    Net (loss) earnings was $(104.1) or $(3.18) per share for fiscal 2002, as compared to net earnings of $20.3 or $0.78 per share for fiscal 2001.

LIQUIDITY AND CAPITAL RESOURCES

Current Financial Condition

    Our liquidity requirements consist of working capital needs, ongoing capital expenditures and payments of interest and principal on our indebtedness. Our primary requirements for working capital are directly related to the level of our operations; working capital, primarily accounts receivable and inventories, fluctuate with the demand for our product. Our working capital was $262.9 as of December 31, 2002, as compared to $304.8 as of February 23, 2002. At December 31, 2002, our cash and cash equivalents were $156.9 as compared to $159.5 at February 23, 2002.

Cash Flows

    Cash used in operating activities was $13.5 during the transition period ended December 31, 2002 compared to cash provided by operations of $57.9 for fiscal year 2002. The primary sources of cash during the transition period ending December 31, 2002 were a non-cash impairment charge of $7.0, charges for depreciation and amortization of $24.7, a legal settlement charge of $29.5 and a decrease in accounts receivable of $22.2. The primary uses of cash were a net loss of $70.8, an increase in inventories of $8.5 and a decrease in payables and accruals of $15.9.

    The primary source of cash from investing activities was $33.4 of proceeds received from real estate sales and sales-leaseback transactions. The primary uses of cash from investing activities were related to capital expenditures to implement new information system enhancements and plant modernization along with $6.5 of cash used for acquisitions.

Capital Spending

    Our capital expenditures were $17.4 and $13.9 during the transition period ended December 31, 2002 and the fiscal year ended February 23, 2002, respectively. The period over period increase in capital expenditures is primarily attributable to plant consolidation and modernization efforts. We anticipate ongoing annual capital expenditures of approximately $15 for the next several years. We have no material commitments for capital expenditures. We have, in the past, generally funded our capital expenditures from cash from operations and funds available to us under our bank credit facility. We expect to fund future capital expenditures from cash on hand and from operations and from funds available to us under our bank credit facility. In addition, since 1989, we have completed 23 acquisitions for an aggregate purchase price of approximately $980.0. We have financed these acquisitions primarily through issuances of debt and equity securities, including our 8%, 8 7/8% and 9 1/2% senior subordinated notes.

Outstanding Debt and Other Financing Arrangements

    In January and March 2003, the Company obtained amendments to the credit facility with J.P. Morgan Chase. The amended bank credit facility reduced the total commitments by $15.0 to $135.0 (of which $30.0 may be utilized for acquisitions) during January 2003. The amended bank credit facility provides for another $15.0 reduction in facility size to $120.0 at December 31, 2004. The amended bank credit facility expires in August 2006 and is collateralized by substantially all of our cash, accounts receivable, inventories and other personal property. At December 31, 2002, indebtedness under the old bank credit facility consisted of letters of credit aggregating approximately $5.6 and outstanding borrowings under the revolving facility aggregating to $144.0 (bearing interest at LIBOR plus 3.0%, or approximately 4.64% as of December 31, 2002). The amended bank credit facility bears interest ranging from 200 to 350 basis points over the Eurodollar rate as defined in the agreement (or approximately 4.5% as of the January 2003 effective date). The amended bank credit facility contains customary affirmative covenants, negative covenants and conditions of borrowings, all of which were met as of December 31, 2002. We presented the $15.0 reduction in commitments as short-term debt in our consolidated balance sheet at December 31, 2002.

    In connection with a recapitalization of our company in April 2001, we issued $250.0 of 8 7/8% senior subordinated notes due 2011, pursuant to an indenture dated April 17, 2001, between us and the Bank of New York, as trustee, and sold the notes to Merrill Lynch & Co., Credit Suisse First Boston, JP Morgan, CIBC World Markets and First Union Securities, Inc. On July 27, 2001, we exchanged the outstanding 8 7/8% senior subordinated notes due 2011 with an aggregate value of $250.0 principal amount for 8 7/8% senior subordinated notes due 2011, Series B, registered under the Securities Act of 1933.

    Long-term debt consists principally of our 8 7/8% senior subordinated notes, 9 1/2% senior subordinated notes and 8% senior subordinated notes and borrowings outstanding under the amended bank credit facility (net of the $15.0 reduction in commitments, which is a component of short-term debt). The $250.0 of 8% notes mature on March 1, 2008, the $200.0 of 9 1/2% notes mature on November 1, 2008 and the $250.0 of 8 7/8% notes mature on May 1, 2011. The notes are unsecured senior subordinated obligations and are subordinated to all of our senior indebtedness. Each of the 8% notes, 8 7/8% notes and 9 1/2% notes contain restrictive covenants, including limitations on future indebtedness, restricted payments, transactions with affiliates, liens, dividends, mergers and transfers of assets, all of which were met by us as of December 31, 2002. A breach of such covenants, or the covenants under our amended bank credit facility, that continues beyond any grace period can constitute a default, which can limit the ability to borrow and can give rise to a right of the lenders to terminate the applicable facility and/or require immediate repayment of any outstanding debt.

Contractual and Other Obligations

    The following charts reflect our contractual obligations and commercial cash commitments as of December 31, 2002. Commercial commitments include lines of credit, guarantees and other potential cash outflows resulting from a contingent event that requires performance by us or our subsidiaries pursuant to a funding commitment.


Contractual Obligations                2003         2004         2005       2006         2007       Thereafter       Total
                                   ------------- ------------ ----------- ---------- ------------- ------------- --------------
Long-term debt                       $  16.9       $ 17.6         $0.7     $  114.7     $ 3.3        $  699.7       $ 852.9
Operating leases                        11.1          7.8          6.9          6.1       6.0            44.3          82.2
                                     -------        -----        -----     --------     -----        --------       -------
Total                                $  28.0       $ 25.4         $7.6     $  120.8     $ 9.3        $  744.0       $ 935.1
                                     =======       ======         ====     ========     =====        ========       =======

Commercial Commitments
Letters of Credit                    $   5.6           --           --           --        --              --       $   5.6


    We believe that our cash flow from operations (which provides us with our ability to fund our operations, make planned capital expenditures, make scheduled payments and refinance our indebtedness) depends on our future operating performance, which, in turn, is subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control.

    The September 11, 2001 terrorist attacks have severely impacted conditions in the airline industry. Accordingly, the airlines are seeking to conserve cash in part by deferring or eliminating cabin interior refurbishment programs and canceling or deferring aircraft purchases. This has caused a substantial contraction in our business, the extent and duration of which cannot be determined at this time. However, we believe that our operating cash flow, cash and cash equivalents, borrowing capacity under our amended bank credit facility, and access to capital markets are sufficient to fund our operating needs, including contractual and other obligations, and to service our debt obligations for the foreseeable future.

Sale-Leaseback

    During the third quarter of 2002, we entered into two sale-leaseback transactions involving four of our facilities. Under the terms of the sale-leaseback agreements, the facilities were sold for $27.0, net of transaction costs, and have been leased back for periods ranging from 15 to 20 years. The leasebacks have been accounted for as operating leases. The future lease payments have been included in the above tables. A gain of $4.8 resulting from the sales have been deferred and will be amortized on a straight-line basis to rent expense over the initial term of the leases.

Off-Balance Sheet Arrangements - Lease Arrangements

    We finance our use of certain facilities and equipment under committed lease arrangements provided by various institutions. Since the terms of these arrangements meet the accounting definition of operating lease arrangements, the aggregate sum of future minimum lease payments is not reflected on our consolidated balance sheet. As of December 31, 2002, future minimum lease payments under these arrangements approximated $54.2. We also have various other arrangements whose future minimum lease payments approximated $28.0 at December 31, 2002.

Indemnities, Commitments and Guarantees

    During our normal course of business, we have made certain indemnities, commitments and guarantees under which we may be required to make payments in relation to certain transactions. These indemnities include non-infringement of patents and intellectual property indemnities to our customers in connection with the delivery, design, manufacture and sale of its products, indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease, indemnities to other parties to certain acquisition agreements and indemnities to our directors and officers to the maximum extent permitted under the laws of the State of Delaware. The duration of these indemnities, commitments and guarantees varies, and in certain cases, is indefinite. Substantially all of these indemnities, commitments and guarantees provide for limitations on the maximum potential future payments we could be obligated to make. We have not recorded any liability for these indemnities, commitments and guarantees in the accompanying consolidated balance sheets.

Deferred Tax Assets

    We established a valuation allowance of $124.4 as of December 31, 2002 related to the utilization of our deferred tax assets because of uncertainties that preclude us from determining that it is more likely than not that we will be able to generate taxable income to realize such assets during the federal operating loss carryforward period. The federal operating loss carryforward begins to expire in 2012. Such uncertainties include recent cumulative losses attributable to the recent industry conditions, the highly cyclical nature of the industry in which we operate, risks associated with our facility consolidation and integration plan, our high degree of financial leverage, risks associated with new product introductions, recent increases in the cost of fuel and its impact on our airline customers, and risks associated with the integration of acquired businesses. We monitor these uncertainties, as well as other positive and negative factors that may arise in the future, as we assess the necessity for a valuation allowance for our deferred tax assets.

RECENT ACCOUNTING PRONOUNCEMENTS

    In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145, among other things, requires gains and losses on extinguishment of debt to be classified as part of continuing operations rather than treated as extraordinary, as previously required in accordance with SFAS No. 4. SFAS No. 145 also modifies accounting for subleases where the original lessee remains the secondary obligor and requires certain modifications to capital leases to be treated as sale-leaseback transactions. We will adopt SFAS No. 145 on January 1, 2003 and expect no material impact to our consolidated financial statements.

      In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 nullifies the guidance previously provided under Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Among other things, SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred as opposed to when there is a commitment to a restructuring plan as set forth under the nullified guidance. We plan to adopt SFAS No. 146 on January 1, 2003 for future restructurings as required.

      In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of SFAS No. 123." This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The adoption of SFAS No. 148 is not expected to have a material impact on our financial position or results of operations as we have no plans to adopt the fair value method.

      In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others", an interpretation of FIN No. 5, 57 and 107, and rescission of FIN No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others". FIN No. 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002; while, the provisions of the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of the recognition provisions of FIN No. 45 is not expected to have a material impact on our consolidated results of operations and financial position.

    In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Entities", an interpretation of Accounting Research Bulletin No. 51. FIN No. 46 requires that variable interest entities be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. FIN No. 46 also requires disclosures about variable interest entities that companies are not required to consolidate but in which a company has a significant variable interest. The consolidation requirements of FIN No. 46 will apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements will apply to entities established prior to January 31, 2003 in the first fiscal year or interim period beginning after June 15, 2003. The disclosure requirements will apply in all financial statements issued after January 31, 2003. We will begin to adopt the provisions of FIN No. 46 during the first quarter of calendar 2003 but expect the provisions of FIN No. 46 will not have a material impact on our consolidated results of operations and financial position upon adoption as we do not currently have any variable interest entities.

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

    Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. We believe that our critical accounting policies are limited to those described below. For a detailed discussion on the application of these and other accounting policies, see note 1 to our consolidated financial statements.

Revenue Recognition

    Sales of products are recorded on the date of shipment and passage of title, or if required, upon acceptance by the customer. Service revenues are recorded when services are performed. Revenues and costs under certain long-term contracts are recognized using contract accounting under the percentage-of-completion method. We sell our products primarily to airlines and aircraft manufacturers worldwide, including occasional sales collateralized by letters of credit. We perform ongoing credit evaluations of our customers and maintain reserves for estimated credit losses. Actual losses have been within management's expectations.

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

Inventories

    We value our inventory at the lower of cost or market. We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated forecast of product demand and production requirements. As demonstrated during the transition period ended December 31, 2002 and the fiscal year ended February 23, 2002, demand for our products can fluctuate significantly. Our estimates of future product demand may prove to be inaccurate, in which case we may have understated or overstated the provision required for excess and obsolete inventory. In the future, if our inventory were determined to be overvalued, we would be required to recognize such costs in our cost of goods sold at the time of such determination. Likewise, if our inventory were determined to be undervalued, we may have over-reported our costs of goods sold in previous periods and would be required to recognize such additional operating income at the time of sale.

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

    Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance of $124.4 as of December 31, 2002, due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain net operating income losses carried forward, before they expire. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to establish additional valuation allowance which could materially impact our financial position and results of operations.



                [Remainder of this page intentionally left blank]

RISK FACTORS

We are directly dependent upon the conditions in the airline industry and a severe and prolonged downturn could negatively impact our results of operations

    The September 11, 2001 terrorist attacks have severely impacted conditions in the airline industry. Sharply lower demand from our airline customer base affected our financial results, both for the transition period ended December 31, 2002 and the fiscal year ended February 23, 2002. The lower demand reflects the current downturn in the airline industry, which is the most severe ever experienced. High airline operating costs, weak air travel and low-ticket prices have damaged many carriers' financial condition. Prior to the September 11, 2001 terrorist attacks, airline profits were already being adversely affected by increases in pilot and other airline wages, higher fuel prices and the softening of the global economy. Air travel dropped significantly following the 2001 terrorist attacks, further weakening many airlines' financial condition. To cut costs, carriers worldwide have reduced fleet sizes, parking or idling about 2,200 aircraft, or 15% of their fleets, as of December 2002. In an attempt to stimulate air travel, airlines have decreased domestic airfares to levels not seen since 1988. Reflecting the reduction in air travel and fares, North American airline revenue has dropped 24% since 2000.

    As a result of these factors, the U.S. airline industry incurred a $7 billion loss in calendar 2001 and an $11 billion loss in calendar 2002. The airline industry crisis caused two major domestic airlines, US Airways and United Airlines, to file for protection under Chapter 11 of the United States Bankruptcy Act and industry experts believe other major domestic carriers may be required to do so as well. In addition, at least one smaller domestic carrier, National Airlines, has ceased operations entirely.

    Accordingly, the airlines are seeking to conserve cash in part by deferring or eliminating cabin interior refurbishment programs and deferring or canceling aircraft purchases. This has caused a substantial contraction in our business, the extent and duration of which cannot be determined at this time. We expect these adverse industry conditions to have a material adverse impact on our results of operations and financial condition until such time as conditions in the industry improve. Industry conditions could also deteriorate further if there is a prolonged war in Iraq or other outbreak or escalation of national or international hostilities. Several airlines have recently announced additional employee layoffs and the parking or idling of additional aircraft citing the commencement of hostilities with Iraq, along with rising fuel prices and the threat of terrorism.

    The airline industry is also undergoing a process of consolidation and significantly increased competition. Such consolidation could result in a reduction of future aircraft orders as overlapping routes are eliminated and airlines seek greater economies through higher aircraft utilization.

Our substantial indebtedness could limit our ability to obtain additional financing and will require that a significant portion of our cash flow be used for debt service

    We have substantial indebtedness and, as a result, significant debt service obligations. As of December 31, 2002, we had approximately $696.0 of net indebtedness outstanding, representing approximately 91% of total capitalization.

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

We have significant financial and operating restrictions in our debt instruments that may have an adverse affect on our operations

    The indentures governing our outstanding notes contain numerous financial and operating covenants that limit our ability to incur additional indebtedness, to create liens or other encumbrances, to make certain payments and investments, including dividend payments and to sell or otherwise dispose of assets and merge or consolidate with other entities. Agreements governing future indebtedness could also contain significant financial and operating restrictions. Our amended bank credit facility contains customary affirmative and negative covenants. A failure to comply with the obligations contained in any current or future agreements governing our indebtedness, including our indentures, could result in an event of default under our amended bank credit facility, or such indentures, which could permit acceleration of the related debt and acceleration of debt under other instruments that may contain cross-acceleration or cross-default provisions. We are not certain whether we would have, or be able to obtain, sufficient funds to make these accelerated payments.

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

There are risks associated with the implementation of our facility consolidation program; failure to integrate our combined operations successfully could lead to a loss of revenues and customers

    We have developed a comprehensive facility consolidation and integration plan, which is designed to reduce our capacity and fixed costs consistent with current demand and anticipated demand. This plan involves shutting five principal facilities, transferring the operations to another facility while maintaining an ongoing business for the transferred operations. If we are not successful in implementing this plan, our costs may not be as currently anticipated, we may incur delays in delivering products to our customers, which could result in significant penalty payments to our customers and the airframe manufacturers. While the facility consolidation program is on track as of the date of this report, there can be no assurance that we will be successful in the implementation of this effort or that we will not incur liabilities as a result thereof.

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

Our acquisition strategy may be less successful than we expect and therefore, our growth may be limited

    We intend to consider future acquisitions. We intend to consider future strategic acquisitions, some of which could be material to us and which may include companies that are substantially equivalent or larger in size compared to us. We continually explore and conduct discussions with many third parties regarding possible acquisitions. As of the date of this Form 10-K, we have no acquisition agreements to acquire any business or assets. Our ability to continue to achieve our goals may depend upon our ability to identify and successfully acquire attractive companies, to effectively integrate such companies, achieve cost efficiencies and to manage these businesses as part of our Company.

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

There are risks inherent in international operations that could have a material adverse effect on our business operations

    Our operations are primarily in the United States, with approximately 28% of our sales during the transition period ended December 31, 2002 coming from our foreign operations in the United Kingdom and The Netherlands. While the majority of our operations are based domestically, each of our facilities sells to airlines all over the world. As a result, 40% or more of our consolidated sales for the past three fiscal years were to airlines located outside the United States. We have direct investments in a number of subsidiaries in foreign countries (primarily in Europe). Fluctuations in the value of foreign currencies affect the dollar value of our net investment in foreign subsidiaries, with these fluctuations being included in a separate component of stockholders' equity. Operating results of foreign subsidiaries are translated into U.S. dollars at average monthly exchange rates. At December 31, 2002, we reported a cumulative foreign currency translation amount of $(11.6) in stockholders' equity as a result of foreign currency adjustments, and we may incur additional adjustments in future periods. In addition, the U.S. dollar value of transactions based in foreign currency (collections on foreign sales or payments for foreign purchases) also fluctuates with exchange rates. If in the future a substantial majority of our sales were not denominated in the currency of the country of product origin, we could face increased currency risk. Also, changes in the value of the U.S. dollar or other currencies could result in fluctuations in foreign currency translation amounts or the U.S. dollar value of transactions and, as a result, our net earnings could be adversely affected. Our largest foreign currency exposure results from activity in Euros and British pounds.

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

Our total assets include substantial intangible assets. The write-off of a significant portion of unamortized intangible assets would negatively affect our results of operations

    Our total assets reflect substantial intangible assets. At December 31, 2002, goodwill and identified intangibles, net, represented approximately 48% of total assets and 736% of stockholders' equity. Intangible assets consist of goodwill and other identified intangible assets associated with our acquisitions, representing the excess of cost over the fair value of tangible assets we have acquired since 1989. We may not be able to realize the value of these assets. Goodwill and other intangible assets with indefinite lives are not amortized, but are reviewed at least annually for impairment. Acquired intangible assets with definite lives are amortized over their individual useful lives. In addition to goodwill, our intangible assets with indefinite lives consist of the M & M trademark. In accordance with SFAS No. 142, the goodwill and trademark with indefinite lives that were being amortized over periods ranging from 30 to 40 years follow the non-amortization approach beginning February 24, 2002. Patents and other intangible assets are amortized using the straight-line method over periods ranging from three to thirty years (see note 7 to our consolidated financial statements). On at least an annual basis, we assess whether there has been an impairment in the value of intangible assets. If the carrying value of the asset exceeds the estimated undiscounted future cash flows from operating activities of the related business, an impairment is deemed to have occurred. In this event, the amount is written down accordingly. Under current accounting rules, this would result in a charge of operating earnings. Any determination requiring the write-off of a significant portion of unamortized goodwill and identified intangible assets would negatively affect our results of operations and total capitalization, which could be material. As of December 31, 2002, we have determined that no impairment existed.

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

You may not receive cash dividends on our shares

    We have never paid a cash dividend and do not plan to pay cash dividends on our common stock in the foreseeable future. We intended to retain our earnings to finance the development and expansion of our business and to repay indebtedness. Also, our ability to declare and pay cash dividends on our common stock is restricted by covenants in our outstanding notes and amended bank credit facility.

If the price of our common stock continues to fluctuate significantly, you could lose all or a part of your investment

    Since the beginning of the transition period ending on December 31, 2002, the closing price of our common stock has ranged from a low of $2.62 to a high of $14.05. The price of our common stock is subject to sudden and material increases and decreases, and decreases could adversely affect investments in our common stock. The price of our common stock could fluctuate widely in response to:

o   Our quarterly operating results;

o   Changes in earnings estimates by securities analysts;

o   Changes in our credit ratings;

o   Changes in our business;

o   Changes in the market's perception of our business;

o Changes in the businesses, earnings estimates or market perceptions of our competitors or customers;

o   Changes in the outlook for the airline industry;

o   Changes in general market or economic conditions;

o   Changes in the legislative or regulatory environment;

o A prolonged war with Iraq or other outbreak or escalation of national or international hostilities; and

o   Terrorist attacks.

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

FORWARD-LOOKING STATEMENTS

    This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 31E of the Securities Exchange Act of 1934, including statements regarding the future benefits of our consolidation program, implementation and expected benefits of lean manufacturing and continuous improvement programs, our dealings with customers and partners, the integration of acquired businesses, productivity improvements from recent information technology investments, ongoing capital expenditures, the adequacy of funds to meet our capital requirements, the ability to refinance our indebtedness, if necessary, the reduction of debt, the potential impact of new accounting pronouncements, the impact on our business of the September 11, 2001 terrorist attacks, the recovery of the airline industry and the impact on our business of a prolonged war with Iraq. These forward-looking statements include risks and uncertainties, and our actual experience may differ materially from that anticipated in such statements. Factors that might cause such a difference include those discussed in our filings with the Securities and Exchange Commission, under the heading "Risk Factors" in this Form 10-K, as well as future events that may have the effect of reducing our available operating income and cash balance, such as unexpected operating losses, the impact of rising fuel prices on our airline customers, delays in, or unexpected costs associated with, the integration of our acquired businesses, conditions in the airline industry, problems meeting customer delivery requirements, our success in winning new or expected refurbishment contracts from customers, capital expenditures, cash expenditures related to possible future acquisitions, facility closures, product transition costs, labor disputes involving us, our significant customers or airframe manufacturers, the possibility of a write-down of intangible assets, delays or inefficiencies in the introduction of new products or fluctuations in currency exchange rates.

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

    From time to time, we and our foreign subsidiaries may enter into foreign currency exchange contracts to manage risk on transactions conducted in foreign currencies. At December 31, 2002, we had no outstanding forward currency exchange contracts. We did not enter into any other derivative financial instruments.

    Interest Rates - At December 31, 2002, we had adjustable rate debt of $144.0 and fixed rate debt of $699.7. The weighted average interest rate for the adjustable and fixed rate debt was approximately 4.6% and 8.7%, respectively, at December 31, 2002. If interest rates were to increase by 10% above current rates, the estimate impact on our financial statements would be to reduce pretax income by approximately $0.7. We do not engage in transactions intended to hedge our exposure to changes in interest rates.

    As of December 31, 2002, we maintained a portfolio of securities consisting mainly of taxable, interest-bearing deposits with weighted average maturities of less than three months. If short-term interest rates were to increase or decrease by 10%, we estimate interest income would increase or decrease by approximately $0.2.

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

    None.



                  [Remainder of page intentionally left blank]

                                    PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table sets forth information regarding our directors and executive officers as of January 27, 2002. Officers of the Company are elected annually by the Board of Directors.


Title                      Age   Position
-----                      ---   --------

Amin J. Khoury...........  63    Chairman of the Board

Robert J. Khoury.........  60    President, Chief Executive Officer and Director

Jim C. Cowart............  51    Director *

Richard G. Hamermesh.....  54    Director*

Brian H. Rowe............  71    Director**

Jonathan M. Schofield....  62    Director*,**

Thomas P. McCaffrey......  48    Corporate Senior Vice President of
                                 Administration and Chief Financial Officer

Michael B. Baughan.......  43    Senior Vice President and General Manager,
                                 Commercial Aircraft Products Group

Robert A. Marchetti......  60    Group Vice President and General Manager,
                                 Fastener Distribution Group

Mark D. Krosney..........  56    Group Vice President and General Manager,
                                 Business Jet Group

Edmund J. Moriarty.......  59    Corporate Vice President-Law,
                                 General Counsel and Secretary

Jeffrey P. Holtzman......  47    Vice President-Finance and Treasurer

Stephen R. Swisher.......  44    Vice President-Finance and Controller

--------
*      Member, Audit Committee
**     Member, Stock Option and Compensation Committee



                  [Remainder of page intentionally left blank]

Director Classification

    Our Restated Certificate of Incorporation provides that the Board of Directors is to be divided into three classes, each nearly as equal in number as possible, so that each director (in certain circumstances after a transitional period) will serve for three years, with one class of directors being elected each year. The Board is currently comprised of two Class I Directors (Brian H. Rowe and Jim C. Cowart), two Class II Directors (Robert J. Khoury and Jonathan
M. Schofield) and two Class III Directors (Amin J. Khoury and Richard G. Hamermesh). The terms of the Class I, Class II and Class III Directors expire at the end of each respective three-year term and upon the election and qualification of successor directors at annual meetings of stockholders held at the end of each fiscal year. Our executive officers are elected annually by the Board of Directors following the annual meeting of stockholders and serve at the discretion of the Board of Directors.

Current Directors

    Amin J. Khoury has been our Chairman of the Board since July 1987 when he founded the Company and was Chief Executive Officer until April 1, 1996. Mr. Khoury is currently the Chairman of the Board of Directors and Chief Executive Officer of Applied Extrusion Technologies, Inc., a manufacturer of oriented polypropylene films used in consumer products labeling and packaging applications, a member of the Board of Directors of Brooks Automation, Inc., a leading supplier of integrated automation solutions for the global semiconductor, data storage and flat panel display manufacturing industries, and a member of the Board of Directors of Synthes-Stratec, the world's leading orthopedic trauma medical device company. Mr. Khoury is the brother of Robert J. Khoury.

    Robert J. Khoury has been a Director since July 1987, when he co-founded the Company. He currently serves as President and Chief Executive Officer. From April 1996 through August 2000, he served as Vice Chairman. Mr. Khoury is a board member of Mar-Test, Inc., a leading test lab for low cycle fatigue testing. Mr. Khoury is the brother of Amin J. Khoury.

    Jim C. Cowart has been a Director since November 1989. Mr. Cowart is currently a Principal of Cowart & Co. LLC and Auriga Partners, Inc., private capital firms that provide strategic planning, competitive analysis, financial relations and other services. From August 1999 to May 2001, he was Chairman of QualPro Corporation, an aerospace components manufacturing company, and from February 1998 to November 2000, Mr. Cowart was Chairman and CEO of E-Com Architects, Inc., a computer software company. From January 1993 to November 1997, he was the Chairman and CEO of Aurora Electronics Inc. Previously, Mr. Cowart was a founding general partner of Capital Resource Partners, a private investment capital manager, and he held various positions in investment banking and venture capital with Lehman Brothers, Shearson Venture Capital and Kidder, Peabody & Co.

    Richard G. Hamermesh has been a Director since July 1987. Dr. Hamermesh is currently a Professor of Management Practice at the Harvard Business School. From 1987 to 2001, he was a co-founder and a Managing Partner of The Center for Executive Development, an executive education and development-consulting firm. Prior to this, from 1976 to 1987, Dr. Hamermesh was a member of the faculty of the Harvard Business School. He is also an active investor and entrepreneur, having participated as a principal, director and investor in the founding and early stages of more than 15 organizations. Dr. Hamermesh is also a director of Applied Extrusion Technologies, Inc., a manufacturer of oriented polypropylene films used in consumer products labeling and packaging applications.

    Brian H. Rowe has been a Director since July 1995. He is currently Chairman Emeritus of GE Aircraft Engines, a principal business unit of the General Electric Company, where he also served as Chairman from September 1993 through January 1995 and as President from 1979 through 1993. Since February 2001, Mr. Rowe has acted as Chairman of Atlas Air, an air cargo carrier, where he has served as a director since March 1995. Mr. Rowe is also a director of the following companies since the date listed: December 1995--Textron Inc., a manufacturer of aircraft, automobile components, an industrial segment, systems and components for commercial aerospace and defense industries, and financial services; and December 1998--Acterna Corporation, a test equipment and communication systems manufacturing company.

    Jonathan M. Schofield has been a Director since April 2001. Mr. Schofield recently retired from Airbus Industrie of North America, Inc., a subsidiary of Airbus Industrie, a manufacturer of large civil aircraft. From December 1992 through February 2000, Mr. Schofield served as Chairman of the Board and CEO, and served as Chairman from February 2000 until his retirement in March 2001. From 1989 until he joined Airbus, Mr. Schofield was President of United Technologies International Corporation. Mr. Schofield presently sits on the Boards of Aviall, Inc. and SS&C Technologies, Inc., and is a trustee of LIFT Trust.

Executive Officers

    Thomas P. McCaffrey has been Corporate Senior Vice President of Administration and Chief Financial Officer since May 1993. From August 1989 through May 1993, Mr. McCaffrey was an Audit Director with Deloitte & Touche LLP, and from 1976 through 1989 served in several capacities, including Audit Partner, with Coleman & Grant.

    Michael B. Baughan has been Senior Vice President and General Manager of Commercial Aircraft Products since July 2002. From May 1999 to July 2002, Mr. Baughan was Group Vice President and General Manager of Seating Products. From September 1994 to May 1999, Mr. Baughan was Vice President, Sales and Marketing for Seating Products. Prior to 1994, Mr. Baughan held various positions including President of AET Systems, Manager of Strategic Initiatives at The Boston Company (American Express) and Sales Representative at Dow Chemical Company.

    Robert A. Marchetti has been Group Vice President and General Manager of Fastener Distribution Group since April 2002. From February 2001 to April 2002, Mr. Marchetti was Group Vice President of Machined Products Group. From 1997 to January 2001 Mr. Marchetti was with Fairchild Corporation's Fasteners Division with his last position being Senior Vice President and Chief Operating Officer. From 1990 to 1997, Mr. Marchetti served as a corporate officer of UNC Inc. where he held several senior positions, Corporate VP of Marketing, President of Tri-Remanufacturing and Chief Operating Officer of the Accessory Overhaul Division. From 1989 to 1990, he served as President of AWA Incorporated. From 1986 through 1989, Mr. Marchetti was Vice President of Marketing at General Electric Aircraft Engines and he was General Manager for a Component Repair Division. Prior to that he held several sales and general management positions from 1965 through 1986 with Copperweld Corporation and Carlisle Corporation.

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

             Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Officers, directors and greater-than-ten-percent shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

     To our knowledge, based solely on a review of the copies of such reports furnished to us and, with respect to our officers and directors, written representations that no other reports were required, during the transition period ended December 31, 2002, all Section 16(a) filing requirements applicable to our officers, directors and greater-than-ten-percent beneficial owners were complied with.

    In making the above statements, we have relied on the written representations of our directors and officers and copies of the reports that have been filed with the SEC.




                [Remainder of this page intentionally left blank]

ITEM 11.     EXECUTIVE COMPENSATION

    Information set forth under the caption "Executive Compensation" in the Proxy Statement is incorporated by reference herein. The Compensation Committee Report and the Performance Graph included in the Proxy Statement are not incorporated herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

    Information set forth under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" in the Proxy Statement is incorporated by reference herein.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information set forth under the caption "Certain Relationships and Related Transactions" in the Proxy Statement is incorporated by reference herein.

ITEM 14.     CONTROLS AND PROCEDURES

    Evaluation of disclosure controls and procedures - Our principal executive officer and our principal financial officer, after evaluating, together with management, the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) within 90 days of the date of filing this report, have concluded that, as of such date, our disclosure controls and procedures were adequate and effective to ensure that material information relating to our company and our consolidated subsidiaries would be made known to them by others within those entities.

    Changes in internal controls - There were no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in our internal controls. As a result, no corrective actions were required or undertaken.







                [Remainder of this page intentionally left blank]

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Form 10-K:

      1. Consolidated Financial Statements

         Independent Auditors' Report.

         Consolidated Balance Sheets, December 31, 2002 and February 23, 2002.

         Consolidated Statements of Operations and Comprehensive Income (Loss) for the Ten-Month Transition Period ended December 31, 2002 and for the Fiscal Years Ended February 23, 2002 and February 24, 2001

         Consolidated Statements of Stockholders' Equity for the Ten-Month Transition Period Ended December 31, 2002 and for the Fiscal Years Ended February 23, 2002 and February 24, 2001

         Consolidated Statements of Cash Flows for the Ten-Month Transition Period Ended December 31, 2002 and for the Fiscal Years Ended February 23, 2002 and February 24, 2001

         Notes to Consolidated Financial Statements for the Ten-Month Transition Period Ended December 31, 2002 and for the Fiscal Years Ended February 23, 2002 and February 24, 2001

      2. Consolidated Financial Statement Schedule

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

(b) The following reports on Form 8-K were filed during the period from November 24, 2002 to December 31, 2002:

         Form 8-K, dated and filed December 17, 2002, includes a press release containing earnings information, including certain unaudited financial information.

(c) The exhibits listed in the "Index to Exhibits" below are filed with this Form 10-K or incorporated by reference as set forth below.

(d)   Additional Financial Statement Schedules - None.

                                INDEX TO EXHIBITS
Exhibit
Number                                                   Description


Exhibit 3  Articles of Incorporation and By-Laws

3.1    Amended and Restated Certificate of Incorporation (1)
3.2    Certificate of Amendment of the Restated Certificate of Incorporation (2)
3.3    Certificate of Amendment of the Restated Certificate of Incorporation (5)
3.4    Amended and Restated By-Laws *

Exhibit 4 Instruments Defining the Rights of Security Holders, including debentures

4.1    Specimen Common Stock Certificate (1)
4.2    Form of Note for the Registrant's 9 1/2% Senior Subordinated Notes (7)
4.3 Indenture dated November 2, 1998 between The Bank of New York, as trustee, and the Registrant relating to the Registrant's 9 1/2% Senior Subordinated Notes (7)
4.4    Form of Note for the Registrant's 8% Series B Senior Subordinated Notes
       (3)
4.5 Indenture dated February 13, 1998 for the Registrant's issue of 8% Senior Subordinated Notes (3)
4.6 Indenture dated April 17, 2001 between The Bank of New York, as trustee, and the Registrant relating to the Registrant's 8 7/8% Senior Subordinated Notes and Series B 8 7/8% Senior Subordinated Notes (12)
4.7 Form of Note for the Registrant's 8 7/8% Senior Subordinated Notes and Series B Subordinated Notes (12)
4.8 Rights Agreement between the Registrant and BankBoston, N.A., as rights agent, dated as of November 12, 1998 (6)

Exhibit 10(i)  Material Contracts

10.1 Credit Agreement dated as of August 21, 2001 between the Registrant, Lenders, JP Morgan Securities Inc. and The Chase Manhattan Bank (14)
10.2   Amendment No. 1 to the Credit Agreement dated as of December 14, 2001
       (19)
10.3   Amendment No. 2 to the Credit Agreement dated as of January 23, 2003 (20)
10.4   Amendment No. 3 to the Credit Agreement dated as of March 4, 2003*
10.5 Agreement dated as of January 25, 1999 between the Registrant and Sextant Avionics, Inc. related to the sale of a 51% interest in the Registrant's in-flight entertainment business (17)
10.6 Agreement dated as of September 1, 1999 with Thomson-CSF Sextant, Inc. for the sale of a 49% interest in the Registrant's in-flight entertainment business (10)
10.7 Acquisition Agreement dated as of August 10, 2001 between the Registrant and the Shareholders of M&M Aerospace, Inc. (13)

Exhibit
Number                      Description


Exhibit 10(iii)   Executive Compensation Plans and Arrangements

10.8 Amended and Restated Employment Agreement as of September 14, 2001 Between the Registrant and Amin J. Khoury. (14)
10.9 Amendment No. 1 to Amended and Restated Employment Agreement dated May 15, 2002 between the Registrant and Amin J. Khoury. (19)
10.10 Amended and Restated Employment Agreement as of September 14, 2001 Between the Registrant and Robert J. Khoury. (14)
10.11 Amendment No. 1 to Amended and Restated Employment Agreement dated May 15, 2002 between the Registrant and Robert J. Khoury. (19)
10.12 Amended and Restated Employment Agreement as of September 14, 2001 Between the Registrant and Thomas P. McCaffrey. (14)
10.13 Amendment No. 1 to Amended and Restated Employment Agreement dated September 14, 2001 between the Registrant and Thomas P. McCaffrey. (18)
10.14 Amendment No. 2 to Amended and Restated Employment Agreement dated May 15, 2002 between the Registrant and Thomas P. McCaffrey. (19)
10.15 Employment Agreement dated as of March 6, 1998 between the Registrant and Scott A. Smith. (19)
10.16 Employment Agreement dated as of December 7, 1997 between the Registrant and Roman G. Ptakowski. (19)
10.17 Employment Agreement dated as of May 28, 1999 between the Registrant and Michael B. Baughan. (19)
10.18 Employment Agreement dated as of January 15, 2001 between the Registrant and Mark D. Krosney. (19)
10.19 Employment Agreement dated as of February 26, 2001 between the Registrant and Robert A. Marchetti. (19)
10.20  Amended and Restated 1989 Stock Option Plan. (15)
10.21  Amendment No. 1 to Amended and Restated 1989 Stock Option Plan. (9)
10.22  1991 Directors' Stock Option Plan. (4)
10.23  United Kingdom 1992 Employee Share Option Scheme. (2)
10.24  1996 Stock Option Plan. (15)
10.25  Amendment No. 1 to the 1996 Stock Option Plan. (9)
10.26  Amendment No. 2 to the 1996 Stock Option Plan. (11)
10.27  2001 Stock Option Plan. (16)
10.28  2001 Directors' Stock Option Plan. (16)
10.29  1994 Employee Stock Purchase Plan (Amended and Restated as of January 19,
       2000). (11)
10.30  Supplemental Executive Deferred Compensation Plan III. (8)
10.31  Amendment No. 3 to Amended and Restated Employment Agreement dated
       March 24, 2003 between the Registrant and Thomas P. McCaffrey*

Exhibit 12 Statements re computation of ratios
12.1   Statement of computation of ratio of earnings to fixed charges*

Exhibit 14 Code of Ethics
14.1   Code of Business Conduct*

Exhibit 21 Subsidiaries of the Registrant
21.1   Subsidiaries *

Exhibit 23 Consents of Experts and Counsel
23.1   Consent of Independent Accountants - Deloitte & Touche LLP*

Exhibit 99 Additional Exhibits
99.1   Section 906 Certifications*

------------------
* Filed herewith.

(1) Incorporated by reference to the Company's Registration Statement on Form S-1, as amended (No. 33-33689), filed with the Commission on March 7, 1990.
(2) Incorporated by reference to the Company's Registration Statement on Form S-1, as amended (No. 333-54146), filed with the Commission on November 3, 1992.
(3) Incorporated by reference to the Company's Registration Statement on Form S-4 (No. 333-47649), filed with the Commission on March 10, 1998.
(4) Incorporated by reference to the Company's Registration Statement on Form S-8 (No. 333-48010), filed with the Commission on May 26, 1992.
(5) Incorporated by reference to the Company's Registration Statement on Form S-3 (No. 333-60209), filed with the Commission on July 30, 1998.
(6) Incorporated by reference to the Company's Current Report on Form 8-K dated November 12, 1998, filed with the Commission on November 18, 1998.
(7) Incorporated by reference to the Company's Registration Statement on Form S-4 (No. 333-67703), filed with the Commission on January 13, 1999.
(8) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended May 29, 1999, filed with the Commission on July 9, 1999.
(9) Incorporated by reference to the Company's Registration Statement on Form S-8 (No. 333-89145), filed with the Commission on October 15, 1999.
(10) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended November 27, 1999, filed with the Commission on January 7, 2000.
(11) Incorporated by reference to the Company's Registration Statement on Form S-8 (No. 333-30578), filed with the Commission on February 16, 2000.
(12) Incorporated by reference to the Company's Registration Statement on Form S-4 (No. 333-62674) as filed with the Commission on June 8, 2001.
(13) Incorporated by reference to the Company's Current Report on Form 8-K dated August 10, 2001 and filed with the Commission on August 21, 2001.
(14) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended August 25, 2001, filed with the Commission on October 9, 2001.
(15) Incorporated by reference to the Company's Registration Statement on Form S-8 (No. 333-14037), filed with the Commission on October 15, 1996.
(16) Incorporated by reference to the Company's Registration Statement on Form S-8 (No. 333-71442), filed with the Commission on October 11, 2001.
(17) Incorporated by reference to the Company's Current Report on Form 8-K dated February 25, 1999, filed with the Commission on March 12, 1999.
(18) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended November 24, 2001, filed with the Commission on January 8, 2002.
(19) Incorporated by reference to the Company's Annual Report on Form 10-K/A for the fiscal year ended February 23, 2002, filed with the Commission on May 29, 2002.
(20) Incorporated by reference to the Company's Current Report on Form 8-K dated January 23, 2003, filed with the Commission on January 24, 2003.

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


                                        BE AEROSPACE, INC.



                                       By: /s/ Robert J. Khoury
                                           --------------------
                                           Robert J. Khoury
                                           President and Chief Executive Officer

Date: March 26, 2003

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                  Title                                                Date
---------                  -----                                                ----



/s/ Amin J. Khoury         Chairman                                             March 26, 2003
------------------
Amin J. Khoury



/s/ Robert J. Khoury       President and Chief Executive Officer                March 26, 2003
--------------------
Robert J. Khoury


                           Corporate Senior Vice President of  Administration
                           and Chief Financial Officer
/s/ Thomas P. McCaffrey    (principal financial and accounting officer)         March 26, 2003
-----------------------
Thomas P. McCaffrey



/s/ Jim C. Cowart          Director                                             March 26, 2003
-----------------
Jim C. Cowart



/s/ Richard G. Hamermesh   Director                                             March 26, 2003
------------------------
Richard G. Hamermesh



/s/ Brian H. Rowe          Director                                             March 26, 2003
-----------------
Brian H. Rowe



/s/ Jonathan M. Schofield  Director                                             March 26, 2003
-------------------------
Jonathan M. Schofield

                                  CERTIFICATION


I, Robert J. Khoury, certify that:

1.  I have reviewed this annual report on Form 10-K of BE Aerospace, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrants as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

    a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: March 26, 2003                       By:  /s/ Robert J. Khoury
                                                --------------------
                                                Robert J. Khoury
                                                President and
                                                Chief Executive Officer

                                  CERTIFICATION


I, Thomas P. McCaffrey, certify that:

1.  I have reviewed this annual report on Form 10-K of BE Aerospace, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

    a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  March 26, 2003             By: /s/ Thomas P. McCaffrey
                                      -----------------------
                                      Thomas P. McCaffrey
                                      Corporate Senior Vice President of
                                      Administration and Chief Financial Officer

ITEM 8.  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

                                                                           Page
                                                                           ----

Independent Auditors' Report                                                F-2

Consolidated Financial Statements:

  Consolidated Balance Sheets, December 31, 2002 and February 23, 2002      F-3

  Consolidated Statements of Operations and Comprehensive Income            F-4
  (Loss) for the Ten-Month Transition Period Ended December 31, 2002 and for the Fiscal Years Ended February 23, 2002 and February 24, 2001

  Consolidated Statements of Stockholders' Equity for the Ten-Month         F-5
  Transition Period Ended December 31, 2002 and for the Fiscal Years
  Ended February 23, 2002 and February 24, 2001

  Consolidated Statements of Cash Flows for the Ten-Month Transition        F-6
  Period Ended December 31, 2002 and for the Fiscal Years Ended February
  23, 2002 and February 24, 2001

  Notes to Consolidated Financial Statements for the Ten-Month              F-7
  Transition Period Ended December 31, 2002 and for the Fiscal Years
  Ended February 23, 2002 and February 24, 2001

Consolidated Financial Statement Schedule:

  Schedule II - Valuation and Qualifying Accounts for the Ten-Month        F-25
  Transition Period Ended December 31, 2002 and for the Fiscal Years
  Ended February 23, 2002 and February 24, 2001


                  [Remainder of page intentionally left blank]

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


The Board of Directors and Stockholders
BE Aerospace, Inc.
Wellington, Florida


    We have audited the accompanying consolidated balance sheets of BE Aerospace, Inc. and subsidiaries (the "Company") as of December 31, 2002 and February 23, 2002, and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity, and cash flows for the 10-month period from February 24, 2002 to December 31, 2002 and the fiscal years ended February 23, 2002 and February 24, 2001. Our audits also included the financial statement schedule listed in item 15(a). These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of BE Aerospace, Inc. and subsidiaries as of December 31, 2002 and February 23, 2002, and the results of their operations and their cash flows for the 10-month period from February 24, 2002 to December 31, 2002 and the fiscal years ended February 23, 2002 and February 24, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

    As discussed in Note 1 to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill and intangible assets.


/s/ DELOITTE & TOUCHE LLP


Costa Mesa, California
March 4, 2003

CONSOLIDATED BALANCE SHEETS, DECEMBER 31, 2002 AND FEBRUARY 23, 2002
--------------------------------------------------------------------
(In millions, except share data)

                                                                                             December 31,         February 23,
                                                                                                 2002                 2002
                                                                                           -----------------    ----------------
ASSETS
------

Current Assets:
    Cash and cash equivalents                                                                $   156.9         $    159.5
    Accounts receivable - trade, less allowance for doubtful
       accounts of $3.9 (December 31, 2002) and $4.9 (February 23, 2002)                          73.8               93.3
    Inventories, net                                                                             163.2              157.0
    Other current assets                                                                          22.8               46.6
                                                                                             ---------         ----------
       Total current assets                                                                      416.7              456.4

Property and equipment, net                                                                      115.5              142.7
Goodwill, net                                                                                    344.7              333.1
Identified intangibles, net                                                                      165.2              172.9
Other assets, net                                                                                 25.0               23.2
                                                                                             ---------         ----------
                                                                                             $ 1,067.1         $  1,128.3
                                                                                             =========         ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current Liabilities:
    Accounts payable and accrued liabilities                                                 $   136.9         $    150.3
    Current portion of long-term debt                                                             16.9                1.3
                                                                                             ---------         ----------
       Total current liabilities                                                                 153.8              151.6
                                                                                             ---------         ----------

Long-term debt                                                                                   836.0              853.5
Other liabilities                                                                                  8.0                2.1

Commitments, contingencies and off-balance sheet arrangements (Note 10)

Stockholders' Equity:
    Preferred stock, $0.01 par value; 1.0 million shares
       authorized; no shares outstanding                                                            --                 --
    Common stock, $0.01 par value; 100.0 million shares
       authorized; 35.2 million (December 31, 2002) and
       34.4 million (February 23, 2002)
       shares issued and outstanding                                                               0.3                0.3
    Additional paid-in capital                                                                   410.1              405.3
    Accumulated deficit                                                                         (329.5)            (258.7)
    Accumulated other comprehensive loss                                                         (11.6)             (25.8)
                                                                                             ---------         ----------
       Total stockholders' equity                                                                 69.3              121.1
                                                                                             ---------         ----------
                                                                                             $ 1,067.1         $  1,128.3
                                                                                             =========         ==========

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) FOR THE TEN-MONTH TRANSITION PERIOD ENDED DECEMBER 31, 2002 AND FOR THE FISCAL YEARS ENDED FEBRUARY 23, 2002 AND FEBRUARY 24, 2001
-----------------------------------------------------------------------------
(In millions, except per share data)


                                                       Transition                      Fiscal Year Ended
                                                      Period Ended          ---------------------------------------
                                                       December 31,           February 23,         February 24,
                                                          2002                    2002                 2001
                                                    ------------------      -------------------- ------------------
Net sales                                                 $ 503.6                $ 680.5             $ 666.4

Cost of sales (Note 4)                                      352.3                  530.1               416.6
                                                          -------                -------             -------

Gross profit                                                151.3                  150.4               249.8

Operating expenses:
Selling, general and administrative                          98.5                  139.4               124.2
Research, development and engineering                        34.1                   43.5                48.9
Legal settlement                                             29.5                     --                  --
                                                          -------                -------             -------
   Total operating expenses                                 162.1                  182.9               173.1
                                                          -------                -------             -------

Operating (loss) earnings                                   (10.8)                 (32.5)               76.7

Interest expense, net                                        57.3                   60.5                54.2
                                                          -------                -------             -------

(Loss) earnings before income taxes and
   extraordinary item                                       (68.1)                 (93.0)               22.5

Income taxes                                                  2.7                    1.8                 2.2
                                                          -------                -------             -------

(Loss) earnings before extraordinary item                   (70.8)                 (94.8)               20.3

Extraordinary item                                             --                    9.3                  --
                                                          -------                -------             -------

Net (loss) earnings                                         (70.8)                (104.1)               20.3

Other comprehensive income (loss):
   Foreign exchange translation adjustment                   14.2                   (3.9)              (11.3)
                                                          -------                -------             -------
Comprehensive (loss) income                               $ (56.6)               $(108.0)            $   9.0
                                                          =======                =======             =======

Basic net (loss) earnings per share before
   extraordinary item                                     $ (2.03)               $ (2.90)            $  0.80

Extraordinary item                                             --                  (0.28)                 --
                                                          -------                -------             -------

Basic net (loss) earnings per share                       $ (2.03)               $ (3.18)            $  0.80
                                                          =======                =======             =======

Weighted average common shares                               34.9                   32.7                25.4
                                                          ========               =======             =======

Diluted net (loss) earnings per share before
   extraordinary item                                     $ (2.03)               $ (2.90)            $  0.78

Extraordinary item                                              --                 (0.28)                 --
                                                          --------               -------             -------

Diluted net (loss) earnings per share                     $ (2.03)               $ (3.18)            $  0.78
                                                          =======                =======             =======

Weighted average common shares                               34.9                   32.7                25.9
                                                          =======                =======             =======



See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE TEN-MONTH TRANSITION PERIOD ENDED DECEMBER 31, 2002
AND FOR THE FISCAL YEARS ENDED FEBRUARY 23, 2002 AND FEBRUARY 24, 2001
----------------------------------------------------------------------
(In millions)


                                                                                              Accumulated
                                                               Additional                       Other            Total
                                            Common Stock         Paid-in   Accumulated       Comprehensive  Stockholders'
                                         Shares       Amount     Capital     Deficit         Income (Loss)      Equity
                                         ------       ------   ----------  -----------       -------------  -------------
Balance, February 26, 2000               24.9           $0.2       $249.7      $(174.9)          $(10.6)        $ 64.4
   Sale of stock under
    employee stock purchase plan          0.3             --          2.1           --               --            2.1
   Exercise of stock options              0.6             --          6.4           --               --            6.4
   Employee benefit plan
    matching contribution                 0.2             --          1.9           --               --            1.9
   Issuance of stock in connection
    with acquisitions                     2.5            0.1         51.4           --               --           51.5
   Net earnings                            --             --           --         20.3               --           20.3
   Foreign currency translation
    adjustment                             --             --           --           --            (11.3)         (11.3)
                                        -----         ------     --------     --------         --------       --------
Balance, February 24, 2001               28.5            0.3        311.5       (154.6)           (21.9)         135.3
   Sale of stock under
    employee stock purchase plan          0.1             --          1.9           --               --            1.9
   Exercise of stock options              0.4             --          4.2           --               --            4.2
   Employee benefit plan
    matching contribution                 0.2             --          2.6           --               --            2.6
   Issuance of stock in connection
    with acquisitions                     2.4             --         42.9           --               --           42.9
   Sale of common stock
    under public offering                 2.8             --         42.2           --               --           42.2
   Net loss                                --             --           --       (104.1)              --         (104.1)
   Foreign currency translation
    adjustment                             --             --           --           --             (3.9)          (3.9)
                                        -----         ------     --------    ---------          -------       --------
Balance, February 23, 2002               34.4            0.3        405.3       (258.7)           (25.8)         121.1
   Sale of stock under
    employee stock purchase plan          0.3             --          1.8           --               --            1.8
   Exercise of stock options              0.2             --          1.3           --               --            1.3
   Employee benefit plan
    matching contribution                 0.3             --          1.7           --               --            1.7
   Net loss                                --             --           --        (70.8)              --          (70.8)
   Foreign currency translation
    adjustment                             --             --           --           --             14.2           14.2
                                        -----         ------     --------    ---------          -------       --------
Balance, December 31, 2002               35.2           $0.3       $410.1      $(329.5)          $(11.6)        $ 69.3
                                        =====         ======     ========    =========          =======       ========


See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE TEN-MONTH TRANSITION PERIOD ENDED DECEMBER 31, 2002 AND FOR THE FISCAL YEARS ENDED FEBRUARY 23, 2002 AND FEBRUARY 24, 2001
-----------------------------------------------------------------------
(In millions)


                                                               Ten-Month
                                                               Transition                    Fiscal Year Ended
                                                              Period Ended       --------------------------------------
                                                              December 31,           February 23,        February 24,
                                                                 2002                    2002                2001
                                                         --------------------    ------------------- ------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) earnings                                           $ (70.8)               $  (104.1)         $   20.3
   Adjustments to reconcile net (loss) earnings to
     net cash flows provided by operating activities:
       Extraordinary item                                          --                      9.3                --
       Depreciation and amortization                             24.7                     46.8              42.8
       Provision for doubtful accounts                            0.8                      1.9               0.6
       Loss on disposal of property and equipment                 0.5                       --                --
       Impairment of property and equipment,
          inventories and other assets                            7.0                     62.9                --
       Impairment of intangible assets                             --                     20.4                --
       Non-cash employee benefit plan contributions               1.8                      2.6               1.9
       Legal settlement                                          29.5                       --                --
   Changes in operating assets and liabilities, net
     of effects from acquisitions:
       Accounts receivable                                       22.2                     19.7               6.0
       Inventories                                               (8.5)                     3.9              (6.4)
       Other current assets                                      (4.8)                    31.3               1.8
       Payables, accruals and other liabilities                 (15.9)                   (36.8)             (9.1)
                                                              -------                ---------          --------
Net cash flows (used in) provided by operating activities       (13.5)                    57.9              57.9
                                                              -------                ---------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisitions, net of cash acquired                            (6.5)                  (207.9)               --
   Capital expenditures                                         (17.4)                   (13.9)            (17.2)
   Proceeds from real estate sales                               33.4                       --                --
   Change in intangibles and other assets                        (2.6)                    (9.2)             (0.9)
                                                              -------                ---------          --------
Net cash flows provided by (used in) investing activities         6.9                   (231.0)            (18.1)
                                                              -------                ---------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from Bank Credit Facility                              --                    155.0                --
   Repayments of Bank Credit Facility                            (1.0)                   (66.7)            (24.5)
   Proceeds from issuance of stock, net of expenses               3.0                     48.3               8.5
   Principal payments on long-term debt                          (3.3)                  (112.1)               --
   Proceeds from long-term debt                                   2.0                    248.4                --
                                                              -------                ---------          --------
Net cash flows provided by (used in) financing activities         0.7                    272.9             (16.0)
                                                              -------                ---------          --------

Effect of exchange rate changes on cash flows                     3.3                     (0.6)             (0.9)
                                                              -------                ---------          --------

Net (decrease) increase in cash and cash equivalents             (2.6)                    99.2              22.9
Cash and cash equivalents, beginning of period                  159.5                     60.3              37.4
                                                              -------                ---------          --------
Cash and cash equivalents, end of period                      $ 156.9                $   159.5          $   60.3
                                                              =======                =========          ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during period for:
   Interest, net                                              $  68.1                $    56.7          $   56.2
   Income taxes, net                                              2.4                      1.6               2.9
Interest capitalized in computer equipment and                     --                       --               0.3
   software

SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:
Stock issued in connection with acquisitions                       --                     42.9              51.5
Liabilities assumed and accrued acquisition
   costs incurred in connection with the
   acquisitions                                                    --                     11.2              14.5
Reclassification of Sextant Note from long-term
   other asset to other current asset                              --                       --              15.7


See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE TEN-MONTH TRANSITION PERIOD ENDED DECEMBER 31, 2002 AND FOR THE FISCAL YEARS ENDED FEBRUARY 23, 2002 AND FEBRUARY 24, 2001
-----------------------------------------------------------------------
(In millions, except per share data)

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

     In October 2002, the Company changed its year end from the last Saturday in February to December 31, effective with the transition period beginning on February 24, 2002 and ending on December 31, 2002. These financial statements are being filed by the Company as part of a Transitional Report on Form 10-K covering the transition period. References to the "transition period" in these consolidated financial statements are to the transition period beginning February 24, 2002 and ending on December 31, 2002. Prospectively, the Company's fiscal quarters will conform to calendar periods ending March 31, June 30 and September 30.

      Consolidation - The accompanying consolidated financial statements include the accounts of BE Aerospace, Inc. and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

      Financial Statement Preparation - The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Certain reclassifications have been made to the prior years' financial statements to conform to the December 31, 2002 presentation.

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

      Accounts Receivable - The Company performs ongoing credit evaluations of our customers and adjusts credit limits based upon payment history and the customer's current credit worthiness, as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past.

      Inventories - The Company values inventory at the lower of cost or market. The Company regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory is based primarily on an estimated forecast of product demand and production requirements. As demonstrated during the transition period ended December 31, 2002 and during the fiscal year ended February 23, 2002, demand for the Company's products can fluctuate significantly. Estimates of future product demand may prove to be inaccurate, in which case the Company may understate or overstate the provision required for excess and obsolete inventory. In the future, if inventory is determined to be overvalued, the Company would be required to recognize such costs in cost of goods sold at the time of such determination. Likewise, if inventory is determined to be undervalued, the Company may have over-reported costs of goods sold in previous periods and would be required to recognize such additional operating income at the time of sale.

      Debt Issuance Costs - Costs incurred to issue debt are deferred and amortized as interest expense over the term of the related debt using the straight-line method, which approximates the effective interest method.

      Change in Accounting for Goodwill and Identified Intangible Assets - Effective February 24, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, acquired intangible assets must be separately identified. Goodwill and other intangible assets with indefinite lives are not amortized, but are reviewed at least annually for impairment. Acquired intangible assets with definite lives are amortized over their individual useful lives. In addition to goodwill, intangible assets with indefinite lives consist of the M & M trademark. In accordance with SFAS No. 142, the goodwill and the trademark with indefinite lives that were being amortized over periods ranging from 30 to 40 years follow the non-amortization approach beginning January 1, 2002. Patents and other intangible assets are amortized using the straight-line method over periods ranging from three to thirty years (see note 7). Upon adoption of SFAS No. 142 and on at least an annual basis, management assesses whether there has been any impairment in the value of goodwill by comparing the fair value to the net carrying value of reporting units. If the carrying value exceeds its estimated fair value, an impairment loss would be recognized if the implied fair value of goodwill was less than its carrying value. In this event, the asset is written down accordingly. In accordance with SFAS No. 142, the Company has completed step one of the impairment tests and fair value analysis for goodwill and other intangible assets, respectively, and there were no impairments or impairment indicators present and no loss was recorded during the ten-month transition period ended December 31, 2002. During the fiscal year ended February 23, 2002, management determined that certain intangible assets having an unamortized cost of $20.4 had been permanently impaired as a result of the decline in industry conditions and facility consolidation.

      Long-Lived Assets - The Company assesses potential impairments to its long-lived assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. An impairment loss is recognized when the undiscounted cash flows expected to be generated by an asset (or group of assets) is less than its carrying amount. Any required impairment loss is measured as the amount by which the asset's carrying value exceeds its fair value, and is recorded as a reduction in the carrying value of the related asset and a charge to operating results. During the year ended February 23, 2002, management determined that certain property, plant and equipment had been permanently impaired as a result of the decline in industry conditions and facility consolidation. As a result, the Company recorded a charge of $24.1 in the third quarter of the fiscal year ended February 23, 2002.

      Product Warranty Costs - Estimated costs related to product warranties are accrued at the time products are sold. In estimating its future warranty obligations, the Company considers various relevant factors, including the Company's stated warranty policies and practices, the historical frequency of claims and the cost to replace or repair its products under warranty. The following table provides a reconciliation of the activity related to the Company's accrued warranty expense:

                                                                      Transition                   Fiscal Year Ended
                                                                     Period Ended          ------------------------------------
                                                                      December 31,           February 23,      February 24,
                                                                         2002                    2002              2001
                                                                   --------------------    ------------------ -----------------
    Balance at beginning of period                                       $ 11.3                $  9.9             $ 22.9
       Charges to costs and expenses                                        2.5                   8.4                9.7
       Costs incurred                                                      (4.9)                 (7.0)             (22.7)
                                                                         ------                ------             ------
    Balance at end of period                                             $  8.9                $ 11.3             $  9.9
                                                                         ======                ======             ======

      Accounting for Stock-Based Compensation - The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations in accounting for its stock option and purchase plans. Accordingly, no compensation cost has been recognized for its stock option plans and stock purchase plan. Had compensation cost for the Company's stock option plans and stock purchase plan been determined consistent with SFAS No. 123, the Company's net (loss) earnings and net (loss) earnings per share for the transition period ended December 31, 2002 and for the fiscal years ended February 23, 2002 and February 24, 2001 would have been reduced to the pro forma amounts indicated in the following table:



                                                          Transition                      Fiscal Year Ended
                                                         Period Ended             ----------------------------------
                                                          December                    February          February
                                                          31, 2002                    23, 2002          24, 2001
                                                     ---------------------        ---------------- -----------------

As reported
      Net (loss) earnings                                  $ (70.8)                 $ (104.1)           $ 20.3
      Deduct: Additional expense per SFAS
          No. 123, fair value method, net of
          related tax effects                                  5.8                       9.2              14.6
                                                     ---------------------        ---------------- -----------------
Pro forma                                                  $ (76.6)                 $ (113.3)           $  5.7
                                                     ---------------------        ---------------- -----------------

Basic net earnings (loss) per share:
      As reported                                          $ (2.03)                 $  (3.18)           $ 0.80
      Pro forma                                            $ (2.19)                 $  (3.46)           $ 0.22
Diluted net earnings (loss) per share:
      As reported                                          $ (2.03)                 $  (3.18)           $ 0.78
      Pro forma                                            $ (2.19)                 $  (3.46)           $ 0.22


      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for options granted during the transition period ended on December 31, 2002 and fiscal 2002 and 2001: risk-free interest rates of 3.7%, 4.4% and 6.1%, expected dividend yields of 0.0%; expected lives of 3.5 years,
3.5 years and 3.5 years; and expected volatility of 96%, 85%, and 70%, respectively.

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

Recent Accounting Pronouncements

    In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145, among other things, requires gains and losses on extinguishment of debt to be classified as part of continuing operations rather than treated as extraordinary, as previously required in accordance with SFAS No. 4. SFAS No. 145 also modifies accounting for subleases where the original lessee remains the secondary obligor and requires certain modifications to capital leases to be treated as sale-leaseback transactions. The Company will adopt SFAS No. 145 on January 1, 2003 and expects no material impact to its consolidated financial statements.

      In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 nullifies the guidance previously provided under Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Among other things, SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred as opposed to when there is a commitment to a restructuring plan as set forth under the nullified guidance. The Company plans to adopt SFAS No. 146 on January 1, 2003 for future restructurings as required.

      In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of SFAS No. 123." This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The adoption of SFAS No. 148 is not expected to have a material impact on the Company's financial position or results of operations as the Company has no plans to adopt the fair value method.

      In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others", an interpretation of FIN No. 5, 57 and 107, and rescission of FIN No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others". FIN No. 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002; while, the provisions of the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of the recognition provisions of FIN No. 45 is not expected to have a material impact on the Company's consolidated results of operations and financial position.

      In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Entities", an interpretation of Accounting Research Bulletin No. 51. FIN No. 46 requires that variable interest entities be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. FIN No. 46 also requires disclosures about variable interest entities that companies are not required to consolidate but in which a company has a significant variable interest. The consolidation requirements of FIN No. 46 will apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements will apply to entities established prior to January 31, 2003 in the first fiscal year or interim period beginning after June 15, 2003. The disclosure requirements will apply in all financial statements issued after January 31, 2003. The Company will begin to adopt the provisions of FIN No. 46 during the first quarter of calendar 2003 but expects the provisions of FIN No. 46 will not have a material impact on its consolidated results of operations and financial position upon adoption as it does not currently have any variable interest entities.

 2. TRANSITION REPORTING

      In October 2002, the Company changed its fiscal year end from the last Saturday in February to December 31, effective with the transition period beginning on February 24, 2002 and ending on December 31, 2002. These financial statements are being filed by the Company as part of a Transitional Report on Form 10-K covering the transition period. Prospectively, the Company's fiscal quarters will conform to calendar periods ending March 31, June 30 and September 30.

      All references to the ten-month period from February 25, 2001 to December 31, 2001 are unaudited.

      The following financial data is presented to illustrate the period's results of operations and earnings per share information for the ten-month period ended December 31, 2001:

                                                                    2001
                                                               ----------------
Net sales                                                          $  582.6
Gross profit                                                          118.2
Operating loss                                                        (38.7)
Loss before income taxes and  extraordinary item                      (87.5)
Income taxes                                                            2.0
Net loss before extraordinary item                                    (89.5)
Net loss                                                              (98.8)
Net loss per share before  extraordinary item                         (2.76)
Net loss per share                                                    (3.05)


      The results for the ten-month period ended December 31, 2001 include approximately $98.9 of facility consolidation charges and $1.5 of transition costs included as a component of cost of sales (See note 4). Also, the Company recorded costs and expenses associated with the acquisition of M & M of approximately $6.8 that is included as a component of selling, general and administrative expenses in the ten-month period ended December 31, 2001 (See note 3).

      The Company recorded a $9.3 extraordinary item during the ten-month period ended December 31, 2001 related to the early extinguishments of certain long-term debt.

3. ACQUISITIONS AND DISPOSITION

      The Company has completed a number of acquisitions and a disposition. The following is a summary of recent transactions:

Fiscal Year 2002 Acquisitions
-----------------------------

      Effective May 8, 2001, the Company acquired the outstanding common stock of Nelson Aero Space, Inc. for approximately $20.0. Effective July 18, 2001, the Company acquired the outstanding common stock of Denton Jet Interiors, Inc. for approximately $16.0. Both of the transactions have been accounted for using purchase accounting. The assets purchased and liabilities assumed have been reflected in the accompanying consolidated balance sheet as of February 23, 2002.

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

      The purchase price of M & M has been allocated based on independent appraisals and management's estimates as follows:

      Accounts receivable                                     $   13.4
      Inventories                                                 53.8
      Other current assets                                         0.2
      Property and equipment                                      16.7
      Goodwill, (non-amortizing, tax deductible)                  88.3
      Trademark (indefinite life, non-amortizing)                 19.4
      Non-compete agreement (useful life of 8 years)               1.7
      Current liabilities                                         (8.8)
                                                              --------
                                                              $  184.7
                                                              ========

      The Company believes that the M&M acquisition resulted in the recognition of goodwill primarily because of its industry position, management strength and potential to serve as a platform for the consolidation of the business segment.

      The Company recorded costs and expenses associated with the acquisition of M & M of approximately $6.8, which is included as a component of selling, general and administrative expenses in the accompanying consolidated statements of operations for the fiscal year ended February 23, 2002.

Disposition
-----------

In-Flight Entertainment Business
--------------------------------

      In February 1999, the Company completed the sale of a 51% interest in its In-Flight Entertainment ("IFE") business to Sextant Avionique, Inc. ("Sextant"), a wholly-owned subsidiary of Sextant Avionique, S.A. (the "IFE Sale") for approximately $62.0 in cash. In October 1999, the Company completed the sale of its remaining 49% equity interest in IFE to Sextant. Terms of the agreement provided for the Company to receive two payments totaling $31.4, and a third payment based on actual sales and bookings as defined in the agreement (the "IFE obligations"). The IFE obligation amounts were included in other current assets net, in the accompanying consolidated financial statements as of February 23, 2002. Sextant had not made any of the payments related to the IFE obligations in accordance with the terms of the purchase and sale agreement. The Company initiated arbitration proceedings to compel payment. Sextant counterclaimed against the Company, claiming various breaches of the IFE Sale agreements. In February 2003, an arbitration panel resolved the dispute by awarding BE Aerospace, Inc. a net amount of $7.8. In connection with this decision, the Company recorded a charge of $29.5 in the accompanying consolidated statement of operations for the transition period ended December 31, 2002. This charge represented the difference between the balance of the IFE obligations receivable and the net amount awarded to the Company as of December 31, 2002.

4. FACILITY CONSOLIDATIONS AND OTHER SPECIAL CHARGES

      The September 11, 2001 terrorist attacks have severely impacted conditions in the airline industry. Sharply lower demand from our airline customer base affected the Company's financial results, both for the ten-month transition period ended December 31, 2002 and the fiscal year ended February 23, 2002. The lower demand reflects the current downturn in the airline industry, which is the most severe ever experienced. High airline operating costs, weak air travel and low ticket prices have damaged many carriers' financial condition. Prior to the September 11, 2001 terrorist attacks, airline profits were already being adversely affected by increases in pilot and other airline wages, higher fuel prices and the softening of the global economy. Air travel dropped significantly following the 2001 terrorist attacks, further weakening many airlines' financial condition.

      The rapid decline in industry conditions brought about by the terrorist attacks on September 11, 2001 caused the Company to implement a facility consolidation and integration plan designed to re-align its capacity and cost structure with changed conditions in the airline industry. In November 2001, the Company began implementing a facility consolidation plan that consisted of closing five principal facilities and reduce its workforce by about 1,000 employees. As a result, during fiscal 2002, the Company recorded a charge of $98.9 which included cash expenses of approximately $15.6 and non-cash charges totaling approximately $62.9 associated with the write-down of fixed assets, inventory and other assets and $20.4 million associated with the impairment of related intangible assets. The $15.6 of cash charges related to involuntary severance and benefit programs for approximately 1,000 employees, lease termination costs and preparing facilities for disposal and sale. In addition, the Company incurred approximately $5.7 of transition costs associated with the facilities and personnel consolidation program, which were expensed as incurred. These costs and charges, which aggregate $104.6, have been included in cost of sales for the fiscal year ended February 23, 2002.

      Industry conditions continued to worsen during the fall of 2002 as the airlines deferred retrofit programs and continued to lower their purchases of spare parts. In addition, the business jet manufacturers announced further production cuts and additional plant shutdowns. In response to these worsening conditions, the Company revised its consolidation plan to encompass a total personnel reduction of 1,400 employees.

      During the transition period ended December 31, 2002, the Company incurred a total of approximately $39.5 of charges and transition costs associated with the facilities and personnel consolidation and integration program, which have been expensed as incurred as a component of cost of sales. The charges and transition costs included $6.0 of costs associated with additional personnel reductions and a $7.0 charge related to inventories that became obsolete due to the increase in parked aircraft that are not expected to return to active service. Cash requirements related to facility consolidation activities were funded from cash in banks.

      Through December 31, 2002, the Company has closed four of the five facilities and paid approximately $7.0 for over 1,000 of the planned 1,400 headcount reductions. Through December 31, 2002, the Company has incurred approximately $145.0 of the total estimated costs, including approximately $55.0 of the estimated cash costs. Cash requirements related to facility consolidation activities were funded from cash in banks.

      The following table summarizes the facility consolidation costs accrued as of December 31, 2002:

                                                                         Balance                                           Balance
                                 Original                     Cash       at Feb.                    Disposals/      Cash   at Dec.
                                  Accrual       Disposals     Paid       23, 2002       Additions    Reclass        Paid   31, 2002
                                ------------- ------------ ----------- -------------- ------------ -------------- -------- --------
Accrued liability for severance,
  lease termination and            $15.6        $    --        $(3.1)      $12.5        $  6.0       $   1.7      $(16.4)     $3.8
  other costs
Impaired inventories, property      62.9          (50.8)          --        12.1           7.0         (19.1)         --        --
  and equipment
Impaired intangible assets          20.4          (20.4)          --          --            --            --          --        --
                                ------------- ------------ ----------- -------------- ------------ -------------- -------- --------
                                   $98.9        $ (71.2)       $(3.1)      $24.6        $ 13.0       $ (17.4)     $(16.4)     $3.8
                                ============= ============ =========== ============== ============ ============== ======== ========


5.    INVENTORIES

      Inventories are stated at the lower of cost or market. Cost is determined using the weighted average cost method. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs. Inventories consist of the following:

                                                                 December 31, 2002                    February 23, 2002
                                                          ---------------------------------      -----------------------------
Raw materials and component parts                                       $ 58.8                             $ 53.4
Work-in-process                                                           26.5                               32.6
Finished goods (primarily aftermarket fasteners)                          77.9                               71.0
                                                                        ------                             ------
                                                                        $163.2                             $157.0
                                                                        ======                             ======


6. PROPERTY AND EQUIPMENT

      Property and equipment are stated at cost and depreciated and amortized generally on the straight-line method over their estimated useful lives of two to thirty years (or the lesser of the term of the lease as to leasehold improvements, as appropriate). Property and equipment consist of the following:

                                                                Useful Life          December 31,           February 23,
                                                                  (Years)                2002                   2002
                                                               ---------------     -------------------     -----------------
Land, buildings and improvements                                  10  - 30               $ 38.2                $ 61.2
Machinery                                                          3  - 13                 54.4                  56.6
Tooling                                                            3  - 10                 16.0                  15.8
Computer equipment and software                                    4  - 15                 84.6                  81.8
Furniture and equipment                                            2  - 10                  9.9                   9.4
                                                                                         ------                ------
                                                                                          203.1                 224.8
Less accumulated depreciation and amortization                                            (87.6)                (82.1)
                                                                                         ------                ------
                                                                                         $115.5                $142.7
                                                                                         ======                ======

7. GOODWILL AND INTANGIBLE ASSETS

      Effective February 24, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." As a result of adopting SFAS No. 142, the Company's goodwill and certain intangible assets are no longer amortized, but are subject to an annual impairment test. In accordance with the implementation of SFAS No. 142, the historical cost and accumulated amortization of certain developed technologies were reset with no impact to the consolidated financial statements. The following sets forth the intangible assets by major asset class, all of which were acquired during business acquisition transactions:

                                                              December 31, 2002                         February 23, 2002
                                                    ---------------------------------------    ------------------------------------
                                                                                   Net                                      Net
                                   Useful Life       Original    Accumulated       Book         Original    Accumulated     Book
                                     (Years)           Cost      Amortization     Value           Cost     Amortization    Value
                                  --------------    ----------- --------------- -----------    ----------- -------------- ---------
Acquired technologies                 4-30           $  93.2         $14.4        $ 78.8         $ 108.7        $27.2      $ 81.5
Trademarks and patents                7-30              26.0           8.5          17.5            24.6          6.8        17.8
Trademarks (nonamortizing)              --              19.4           --           19.4            19.4           --        19.4
Technical qualifications, plans
  and drawings                        3-30              26.1          12.8          13.3            25.5         11.5        14.0
Replacement parts annuity
  and product approvals               3-30              39.2          18.2          21.0            37.6         15.9        21.7
Covenant not to compete and
  other identified intangibles        3-10              24.8           9.6          15.2            30.6         12.1        18.5
                                                     -------         -----        ------         -------        -----     -------
                                                     $ 228.7         $63.5        $165.2         $ 246.4        $73.5      $172.9
                                                     =======         =====        ======         =======        =====     =======

      Aggregate amortization expense on intangible assets was approximately $7.5, $25.0 and $23.4 for the ten-month transition period ended December 31, 2002 and for the fiscal years ended February 23, 2002 and February 24, 2002, respectively. Amortization expense associated with identified intangible assets is expected to be approximately $8.9 in each of the next five years.

      Changes to the original cost basis of goodwill during the transition period ended December 31, 2002 were due to the reclassification of assembled workforce to goodwill and foreign currency fluctuations. The changes in the carrying amount of goodwill for the transition period ended December 31, 2002 are as follows:

                                                                       Total
                                                                --------------------
     Balance as of February 23, 2002                                 $  333.1
     Goodwill acquired                                                    2.0
     Reclassification of assembled workforce                              8.5
     Acquisition purchase price adjustment                               (1.5)
     Effect of foreign currency translation                               2.6
                                                                     --------
     Balance as of December 31, 2002                                 $  344.7
                                                                     ========

      A reconciliation of reported earnings (losses) before extraordinary item to earnings (losses) before extraordinary item adjusted to reflect the adoption of the non-amortization provisions of SFAS No. 142 as if SFAS No. 142 was adopted on February 27, 2000:

                                                        Transition                         Fiscal Year Ended
                                                       Period Ended         -------------------------------------------
                                                         December               February 23,            February 24,
                                                         31, 2002                   2002                    2001
                                                     ------------------     ---------------------     -----------------
Earnings (loss) before extraordinary item:
 As reported                                             $ (70.8)              $  (94.8)                 $   20.3
 Goodwill amortization                                        --                    8.8                       6.6
                                                         -------               --------                  --------
 As adjusted                                             $ (70.8)              $  (86.0)                 $   26.9
                                                         =======               ========                  ========

 Basic net earnings (loss) per share
    before extraordinary item:
      As reported                                        $ (2.03)              $  (2.90)                 $   0.80
      Goodwill amortization                                   --                   0.27                      0.26
                                                         -------               --------                  --------
      As adjusted                                        $ (2.03)              $  (2.63)                 $   1.06
                                                         =======               ========                  ========

 Diluted net earnings (loss) per share
    before extraordinary item:
      As reported                                        $ (2.03)              $  (2.90)                 $  0.78
      Goodwill amortization                                   --                   0.27                     0.26
                                                         -------               --------                  -------
      As adjusted                                        $ (2.03)              $  (2.63)                 $  1.04
                                                         =======               ========                  =======

    A reconciliation of reported net earnings (losses) to net earnings (losses) adjusted to reflect the adoption of the non-amortization provisions of SFAS No. 142 as if SFAS No. 142 was adopted on February 27, 2000:

                                                      Transition                     Fiscal Year Ended
                                                     Period Ended        -------------------------------------------
                                                       December             February 23,            February 24,
                                                       31, 2002                2002                    2001
                                                  -----------------      --------------------     ------------------
Net earnings (loss):
 As reported                                            $ (70.8)               $(104.1)                 $   20.3
 Goodwill amortization, net of taxes                         --                    8.8                       6.6
                                                        -------                -------                  --------
 As adjusted                                            $ (70.8)               $ (95.3)                 $   26.9
                                                        =======                =======                  ========

 Basic net earnings (loss) per share:
      As reported                                       $ (2.03)               $ (3.18)                 $   0.80
      Goodwill amortization                                  --                   0.27                      0.26
                                                       --------                -------                  --------
      As adjusted                                       $ (2.03)               $ (2.91)                 $   1.06
                                                        =======                =======                  ========

 Diluted net earnings (loss) per share:
      As reported                                       $ (2.03)               $ (3.18)                 $   0.78
      Goodwill amortization                                  --                   0.27                      0.26
                                                        -------                -------                  --------
      As adjusted                                       $ (2.03)               $ (2.91)                 $   1.04
                                                        =======                =======                  ========

8. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

      Accounts payable and accrued liabilities consist of the following:

                                                                      December 31,                February 23,
                                                                          2002                        2002
                                                                 ----------------------      ---------------------
      Accounts payable                                                  $   67.3                    $  48.1
      Accrued salaries, vacation and related benefits                       16.3                       17.0
      Accrued interest                                                      14.3                       24.1
      Accrued product warranties                                             8.9                       11.3
      Accrued acquisition expenses                                           3.8                       13.9
      Accrued restructuring                                                  3.8                       12.5
      Other accrued liabilities                                             22.5                       23.4
                                                                        --------                    -------
                                                                        $  136.9                    $ 150.3
                                                                        ========                    =======


9. LONG-TERM DEBT

      Long-term debt consists of the following:

                                                                      December 31,               February 23,
                                                                          2002                       2002
                                                                    ----------------------     ---------------------
      8% Senior Subordinated Notes                                       $  249.7                   $ 249.7
      8 7/8% Senior Subordinated Notes                                      250.0                     250.0
      9 1/2% Senior Subordinated Notes                                      200.0                     200.0
      Bank Credit Facility                                                  144.0                     145.0
      Other long-term debt                                                    9.2                      10.1
                                                                         --------                   -------
                                                                            852.9                     854.8
      Less current portion of long-term debt                                (16.9)                     (1.3)
                                                                         --------                   -------
                                                                         $  836.0                   $ 853.5
                                                                         ========                   =======

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

8 7/8% Senior Subordinated Notes

      In April 2001, the Company sold $250.0 of 8 7/8% Senior Subordinated Notes (the "8 7/8% Notes") due 2011. The net proceeds less debt issue costs received from the sale of the notes were approximately $242.8. Approximately $105.0 of proceeds was used to redeem the Company's $100.0 of 9 7/8% senior subordinated notes due 2006 and approximately $66.7 of proceeds was used to repay balances outstanding under the Company's previous bank credit facility, which was then terminated.

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

      The 9 7/8% Senior Subordinated Notes (the "9 7/8% Notes") were senior unsecured obligations of the Company. The Company redeemed the 9 7/8% Notes at a redemption price equal to 104.97% of the principal amount, together with the accrued interest to the redemption date. The Company incurred an extraordinary charge of $9.3 (net of tax) for unamortized debt issue costs, redemption premiums and fees and expenses related to the redemption of the 9 7/8% Notes.

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

      The 8% Notes, 8 7/8% Notes and 9 1/2% Notes contain certain restrictive covenants, including limitations on future indebtedness, restricted payments, transactions with affiliates, liens, dividends, mergers and transfers of assets, all of which were met by the Company as of December 31, 2002.

Bank Credit Facility

      In January and March 2003, the Company obtained amendments to the credit facility with J.P. Morgan Chase (the "Amended Bank Credit Facility"). The Amended Bank Credit Facility reduced the total commitments by $15.0 to $135.0 during January 2003 (of which $30.0 may be utilized for acquisitions). The Amended Bank Credit Facility provides for another $15.0 reduction in facility size to $120.0 at December 31, 2004. The Amended Bank Credit Facility expires in August 2006 and is collateralized by substantially all of our cash, accounts receivable, inventories and other personal property. At December 31, 2002, indebtedness under the Bank Credit Facility consisted of letters of credit aggregating approximately $5.6 and outstanding borrowings under the revolving facility aggregating to $144.0 (bearing interest at LIBOR plus 3.0%, or approximately 4.64% as of December 31, 2002). The Amended Bank Credit Facility bears interest ranging from 200 to 350 basis points over the Eurodollar rate as defined in the agreement (or approximately 4.5% as of the January 2003 effective date). The Amended Bank Credit Facility contains customary affirmative covenants, negative covenants and conditions of borrowings, all of which were met as of December 31, 2002. The Company presented the $15.0 reduction in commitments as short-term debt in the consolidated balance sheet at December 31, 2002.

      B/E Aerospace (UK) Limited, one of the Company's subsidiaries, has a revolving line of credit agreement aggregating approximately $6.4. This credit agreement is collateralized by accounts receivable and inventory of B/E Aerospace (UK) Limited. There were no borrowings outstanding under the credit agreement as of December 31, 2002.

      Royal Inventum B.V., one of the Company's subsidiaries, has a revolving credit agreement aggregating approximately $0.5. This credit agreement is collateralized by accounts receivable and inventory of the Netherland's entity. There were no borrowings outstanding under the credit agreement as of December 31, 2002.

      Maturities of long-term debt are as follows:

     Year ending December 31,
     ------------------------
     2003                                                 $ 16.9
     2004                                                   17.6
     2005                                                    0.7
     2006                                                  114.7
     2007                                                    3.3
     Thereafter                                            699.7
                                                          ------
     Total                                                $852.9
                                                          ======

      Interest expense amounted to $60.7 for the transition period ended December 31, 2002 and $66.2 and $57.9 for the fiscal years ended February 23, 2002 and February 24, 2001, respectively.

10. COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS

      Sale-Leaseback Transaction -- During 2002, the Company entered into two sale-leaseback transactions involving four of its facilities. Under the terms of the sale-leaseback agreements, the facilities were sold for $27.0, net of transaction costs, and have been leased back for initial periods ranging from 15 to 20 years. The leasebacks have been accounted for as operating leases. A gain of $4.8 resulting from the sales have been deferred and will be amortized on a straight-line basis to rent expense over the initial term of the leases.

      Lease Commitments -- The Company finances its use of certain facilities and equipment under committed lease arrangements provided by various institutions. Since the terms of these arrangements meet the accounting definition of operating lease arrangements, the aggregate sum of future minimum lease payments is not reflected on our consolidated balance sheet. At December 31, 2002, future minimum lease payments under these arrangements approximated $54.2. We also have various other agreements whose future minimum lease payments approximated $28.0 at December 31, 2002.

      Rent expense for the transition period ended December 31, 2002 and for fiscal years 2002 and 2001 was approximately $13.5, $9.7 and $12.3, respectively. Future payments under operating leases with terms currently greater than one year are as follows:


                 Year ending December 31,
                 ------------------------
                 2003                               $11.1
                 2004                                 7.8
                 2005                                 6.9
                 2006                                 6.1
                 2007                                 6.0
                 Thereafter                          44.3
                                                    -----
                                                    $82.2
                                                    =====

      Litigation -- The Company is a defendant in various legal actions arising in the normal course of business, the outcomes of which, in the opinion of management, neither individually nor in the aggregate are likely to result in a material adverse effect to the Company's financial statements.

      Indemnities, Commitments and Guarantees -- During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These indemnities include non-infringement of patents and intellectual property indemnities to the Company's customers in connection with the delivery, design, manufacture and sale of its products, indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease, indemnities to other parties to certain acquisition agreements and indemnities to directors and officers of the Company to the maximum extent permitted under the laws of the State of Delaware. The duration of these indemnities, commitments and guarantees varies, and in certain cases, is indefinite. Substantially all of these indemnities, commitments and guarantees provide for limitations on the maximum potential future payments the Company could be obligated to make. The Company has not recorded any liability for these indemnities, commitments and guarantees in the accompanying consolidated balance sheets.

      Employment Agreements -- The Company has employment and compensation agreements with three key officers of the Company. Agreements for one of the officers provides for an officer to earn a minimum of $765 thousand per year through a three year period ending from any date after which it is measured, adjusted annually for changes in the consumer price index (as defined) or as determined by the Company's Board of Directors, as well as a deferred compensation benefit equal to the product of the years worked times 150% of the highest annual salary paid over the period. Such deferred compensation is payable in a lump sum, less any prior distributions.

      A second agreement provides for an officer to receive annual minimum compensation of $710 thousand per year through a three year period ending from any date after which it is measured, adjusted annually for changes in the consumer price index (as defined) or as determined by the Company's Board of Directors, as well as a deferred compensation benefit equal to the product of the years worked times the highest annual salary paid over the period. In all other respects, this officer's employment agreement contains similar provisions to those described above in the first agreement.

      A third agreement provides for an officer to receive annual minimum compensation of $345 thousand per year through a three year period ending from any date after which it is measured, adjusted annually for changes in the consumer price index (as defined) or as determined by the Company's Board of Directors, as well as a deferred compensation benefit equal to the product of the number of years worked times one-half of this officer's average highest three year's annual salary (as defined). Such deferred compensation is payable in a lump sum, less any prior distributions.

      Deferred compensation for these three officers has been accrued as provided for under the above-mentioned employment agreements. Through December 31, 2001, the Company funded these and other deferred compensation obligations through corporate-owned life insurance policies and other investments, all of which were maintained in an irrevocable rabbi trust. The rabbi trust was terminated and the funds were deposited into individual retirement accounts for the benefit of the executives in January 2002. All contributions and prior deferred compensation made subsequent to January 2002 are maintained in individual grantor trusts on behalf of each of the executives. In addition, the Company has employment agreements with certain other key members of management that provide for aggregate minimum annual base compensation of $1.9 million expiring on various dates through the year 2003. The Company's employment agreements generally provide for certain protections in the event of a change of control. These protections generally include the payment of severance and related benefits under certain circumstances in the event of a change of control, and for the Company to reimburse such officers for the amount of any excise taxes associated with such benefits.

11.   INCOME TAXES

      Income tax expense consists of the following:


                                                                       Transition                  Fiscal Year Ended
                                                                      Period Ended         ------------------------------------
                                                                       December                February          February
                                                                       31, 2002                23, 2002          24, 2001
                                                                   --------------------    ------------------ -----------------
    Current:
       Federal                                                          $     --             $     0.7          $    1.3
       State                                                                  --                    --                --
       Foreign                                                               2.7                   1.1               0.9
                                                                        --------             ---------          --------
                                                                             2.7                   1.8               2.2
    Deferred:
       Federal                                                              11.7                  22.9               8.3
       State                                                                (0.2)                  3.8               2.5
       Foreign                                                               6.6                   4.0               1.1
                                                                        --------             ---------          --------
                                                                            18.1                  30.7              11.9
    Change in valuation allowance                                          (18.1)                (30.7)            (11.9)
                                                                        --------             ---------          --------
                                                                        $    2.7             $     1.8          $    2.2
                                                                        ========             =========          ========


      The difference between income tax expense and the amount computed by applying the statutory U.S. federal income tax rate (35%) to the pretax earnings before extraordinary item consists of the following:


                                                                        Transition                Fiscal Year Ended
                                                                       Period Ended       -------------------------------------
                                                                        December             February          February
                                                                        31, 2002             23, 2002          24, 2001
                                                                  --------------------    ----------------- -------------------
     Statutory U.S. federal income tax expense (benefit)               $  (23.8)            $   (32.5)          $    7.9
     Operating loss (with) without tax benefit                              6.6                  (2.5)               1.0
     Goodwill amortization                                                   --                   3.2                3.3
     Foreign tax rate differential                                          1.2                   2.5                1.3
     Meals and entertainment                                                0.3                   0.2                0.3
     Officer's life insurance                                               0.1                   0.2                0.3
     Change in valuation allowance                                         18.1                  30.7              (11.9)
     Other, net                                                             0.2                    --                 --
                                                                       --------             ---------           --------
                                                                       $    2.7             $     1.8           $    2.2
                                                                       ========             =========           ========


      The tax effects of temporary differences and carryforwards that give rise to deferred income tax assets and liabilities consist of the following:

                                                                       December               February           February
                                                                       31, 2002               23, 2002           24, 2001
                                                                   -------------------  ------------------  ------------------
    Inventory reserves                                                  $    9.3            $     8.9           $    6.3
    Acquisition accruals                                                   (10.2)                (7.3)              (6.4)
    Warranty accruals                                                        2.9                  4.8                3.5
    Accrued liabilities                                                     12.9                 15.0               10.6
    Other                                                                    1.2                  2.1                1.5
                                                                        --------            ---------           --------
    Net current deferred income tax asset                                   16.1                 23.5               15.5
                                                                        --------            ---------           --------

    Intangible assets                                                        4.0                 11.6                9.8
    Depreciation                                                           (11.9)               (15.5)             (11.8)
    Net operating loss carryforward                                         99.9                 83.0               48.3
    Research credit carryforward                                             7.1                  7.1                7.1
    Deferred compensation                                                    0.7                  1.1               11.3
    Software development costs                                              (5.5)                (5.5)              (5.4)
    Loss on legal settlement                                                13.0                   --                 --
    Other                                                                    1.0                  1.0                0.8
                                                                        --------            ---------           --------
       Net noncurrent deferred income tax asset                            108.3                 82.8               60.1
                                                                        --------            ---------           --------
       Valuation allowance                                                (124.4)              (106.3)             (75.6)
                                                                        --------            ---------           --------
       Net deferred tax assets (liabilities)                            $     --            $      --           $     --
                                                                        ========            =========           ========

      The Company established a valuation allowance of $124.4, as of December 31, 2002 related to the utilization of its deferred tax assets because of uncertainties that preclude it from determining that it is more likely than not that the Company will be able to generate taxable income to realize such assets during the federal operating loss carryforward period. The federal operating loss carryforward begins to expire in 2012. Such uncertainties include the impact of changing fuel prices on the Company's customers, recent cumulative losses, the highly cyclical nature of the industry in which it operates, economic conditions impacting the airframe manufacturers and the airlines, the Company's high degree of financial leverage, risks associated with new product introductions and risks associated with the integration of acquisitions. The Company monitors these as well as other positive and negative factors that may arise in the future, as it assesses the necessity for a valuation allowance against its deferred tax assets.

      As of December 31, 2002, the Company had federal, state and foreign net operating loss carryforwards of $223.4, $134.7 and $9.6, respectively. The federal and state net operating loss carryforwards begin to expire in 2012 and 2003, respectively. Approximately $43.1 of the Company's net operating loss carryforward is related to the exercise of stock options and the tax effect of such net operating losses will be credited to additional paid-in capital rather than income tax expense when utilized.

      As of December 31, 2002, the Company had federal research tax credit and alternative minimum tax credit carryforwards of $7.1 and $1.0, respectively. The federal research tax credits begin to expire in 2012.

      The Company has not provided for any residual U.S. income taxes on the approximately $24.7 of earnings from its foreign subsidiaries because such earnings are intended to be indefinitely reinvested. Such residual U.S. income taxes, if provided for, would be immaterial.

      The Company's federal tax returns for the years ended February 22, 1997, February 28, 1998 and February 27, 1999 are currently under examination by the Internal Revenue Service. Management believes that the resolution of this examination will not have a material adverse effect on either the Company's results of operations or financial position.

12. EMPLOYEE RETIREMENT PLANS

      The Company sponsors and contributes to a qualified, defined contribution Savings and Investment Plan covering substantially all U.S. employees. The Company also sponsors and contributes to nonqualified deferred compensation programs for certain other employees. The Company has invested in corporate-owned life insurance policies to assist in funding this program. The cash surrender values of these policies and other investments associated with these plans are maintained in an irrevocable rabbi trust and are recorded as assets of the Company. In addition, the Company and its subsidiaries participate in government-sponsored programs in certain European countries. In general, the Company's policy is to fund these plans based on legal requirements, tax considerations, local practices and investment opportunities.

      The BE Aerospace Savings and Investment Plan was established pursuant to
Section 401(k) of the Internal Revenue Code. Under the terms of the plan, covered employees are allowed to contribute up to 15% of their pay, limited to $11.0 thousand per year. The Company match is equal to 50% of employee contributions, subject to a maximum of 8% of an employee's pay and is generally funded in Company stock. Total expense for the plan was $2.1, $3.4 and $1.9 for the transition period ended December 31, 2002 and for the fiscal years ended February 23, 2002 and February 24, 2001, respectively. Participants vest 100% in the Company match after three years of service.

13. STOCKHOLDERS' EQUITY

      Earnings (Loss) Per Share. Basic earnings per common share are determined by dividing earnings (loss) applicable to common shareholders by the weighted average number of shares of common stock. Diluted earnings per share are determined by dividing earnings (loss) applicable to common shareholders by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding (all related to outstanding stock options discussed below).

      The following table sets forth the computation of basic and diluted net
(loss) earnings per share for the transition period ended December 31, 2002 and for the fiscal years ended February 23, 2002 and February 24, 2001:


                                                              Transition                Fiscal Year Ended
                                                             Period Ended      -----------------------------------
                                                              December               February          February
                                                              31, 2002               23, 2002          24, 2001
                                                         -----------------     ---------------- -----------------

Numerator - Net (loss) earnings                                  $ (70.8)           $ (104.1)          $  20.3
                                                                 =======            ========           =======
Denominator:
Denominator for basic earnings (loss) per share -
   Weighted average shares                                          34.9                32.7              25.4
Effect of dilutive securities -
   Employee stock options                                             --                  --               0.5
                                                                 -------             -------           -------
Denominator for diluted (loss) earnings per share -
   Adjusted weighted average shares                                 34.9                32.7              25.9
                                                                 =======             =======           =======
Basic net (loss) earnings per share                              $ (2.03)            $ (3.18)          $  0.80
                                                                 =======             =======           =======
Diluted net (loss) earnings per share                            $ (2.03)            $ (3.18)          $  0.78
                                                                 =======             =======           =======

      The Company excluded dilutive securities from the calculation of loss per share of approximately 0.8 million and approximately 1.1 million for the transition period ended December 31, 2002 and for the fiscal year ended February 23, 2002, respectively.

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

      The following tables set forth options granted, canceled, forfeited and outstanding:

                                December 31, 2002
                                -----------------
                                                                            Option Price        Weighted Average
                                                      Options                Per Share          Price Per Share
                                                    ------------            ------------        ----------------
                                                   (in thousands)
     Outstanding, beginning of period                   7,059               $4.08 - $31.50            $14.41
     Options granted                                    1,432                3.25 -   9.70              4.42
     Options exercised                                   (203)               4.08 -  12.00              6.31
     Options forfeited                                   (294)               4.08 -  31.50             17.15
                                                        -----
     Outstanding, end of period                         7,994                3.25 -  31.50             12.50
                                                        =====

     Exercisable at end of period                       5,420                $3.25 - $30.25           $15.59
                                                        =====

                                February 23, 2002
                                -----------------
                                                                             Option Price       Weighted Average
                                                       Options               Per Share          Price Per Share
                                                    ------------            ------------        ----------------
                                                   (in thousands)
     Outstanding, beginning of period                    6,056              $6.94 - $31.50                $17.30
     Options granted                                     1,980               4.08 -  21.88                  5.55
     Options exercised                                    (365)              4.08 -  22.75                 11.60
     Options forfeited                                    (612)              4.08 -  29.87                 19.93
                                                         -----
     Outstanding, end of period                          7,059               4.08 -  31.50                 14.41
                                                         =====
     Exercisable at end of year                          4,535              $4.08 - $31.50                $17.43
                                                         =====

                                February 24, 2001
                                -----------------
                                                                             Option Price        Weighted Average
                                                      Options                 Per Share          Price Per Share
                                                   ------------              ------------        ----------------
                                                  (in thousands)
     Outstanding, beginning of period                    5,808               $7.00 -  $31.50               $18.00
     Options granted                                     1,231                6.94 -   16.00                12.05
     Options exercised                                    (600)               6.94 -   19.00                10.61
     Options forfeited                                    (383)               6.94 -   29.88                19.98
                                                        ------
     Outstanding, end of period                          6,056                6.94 -   31.50                17.30
                                                        ======
     Exercisable at end of year                          3,793               $6.94 -  $31.50               $19.54
                                                        ======

At December 31, 2002, 450,235 options were available for grant under each of the Company's Option Plans.

                              Options Outstanding at December 31, 2002
------------------------------------------------------------------------------------------------------------------
                                                Weighted      Weighted Average                         Weighted
       Range of               Options            Average         Remaining             Options         Average
    Exercise Price          Outstanding         Exercise       Contractual           Exercisable    Exercise Price
    --------------          -----------         ---------      ------------          -----------    --------------
                           (in thousands)                        (years)            (in thousands)
    $ 3.25 - $4.43               2,854             $4.25            9.23                  996               $ 4.20
      6.75 - 12.00               2,007              9.60            6.81                1,382                 9.75
     12.13 - 19.00               1,364             17.87            5.77                1,308                17.88
     19.88 - 30.25               1,769             24.98            5.20                1,734                25.05
                                 -----                                                  -----
                                 7,994                                                  5,420
                                 =====                                                  =====

      The estimated fair value of options granted during the transition period ended December 31, 2002 and for fiscal 2002 and fiscal 2001, was $3.54 per share, $4.17 per share and $7.80 per share, respectively.

14. EMPLOYEE STOCK PURCHASE PLAN

      The Company has established a qualified Employee Stock Purchase Plan, the terms of which allow for qualified employees (as defined) to participate in the purchase of designated shares of the Company's common stock at a price equal to the lower of 85% of the closing price at the beginning or end of each semi-annual stock purchase period. The Company issued 261,000 and 136,000 shares of common stock during the transition period ended December 31, 2002 and during fiscal 2002, respectively, pursuant to this plan at an average price per share of $6.49 and $14.29, respectively.

15. SEGMENT REPORTING

       The Company is organized based on the products and services it offers. Under this organizational structure, the Company has three reportable segments:
Commercial Aircraft Products, Business Jet Products and Fastener Distribution. The Company's Commercial Aircraft Products segment consists of eight operating facilities while the Business Jet and Fastener Distribution segments consist of two and one principal operating facilities, respectively.

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

      The following table presents net sales and other financial information by business segment:


                                                   TRANSITION PERIOD ENDED DECEMBER 31, 2002
                                       ----------------------------------------------------------------------
                                         Commercial
                                          Aircraft           Business          Fastener
                                          Products        Jet Products       Distribution       Consolidated
                                       ----------------- ------------------ ------------------ --------------
Net sales                                    $354.5             $ 71.1            $ 78.0         $   503.6
Operating earnings (loss)                     (32.9)               7.6              14.5             (10.8)
Total assets                                  700.9              170.5             195.7           1,067.1
Goodwill                                      169.2               87.3              88.2             344.7
Capital expenditures                           12.0                4.9               0.5              17.4
Depreciation and amortization                  19.9                3.6               1.2              24.7



                                                        FISCAL YEAR ENDED FEBRUARY 23, 2002
                                       ---------------------------------------------------------------------
                                         Commercial
                                          Aircraft            Business       Fastener
                                          Products          Jet Products    Distribution      Consolidated
                                       ----------------- ----------------- ---------------- ----------------
Net sales                                    $550.6            $ 85.6           $ 44.3           $  680.5
Operating earnings (loss)                     (40.1)              6.0              1.6              (32.5)
Total assets                                  761.3             165.0            202.0            1,128.3
Goodwill, net                                 164.8              82.5             85.8              333.1
Capital expenditures                           11.1               2.2              0.6               13.9
Depreciation and amortization                  34.9              10.6              1.3               46.8


                                                      FISCAL YEAR ENDED FEBRUARY 24, 2001
                                       ---------------------------------------------------------------------
                                         Commercial
                                          Aircraft           Business        Fastener
                                          Products         Jet Products     Distribution      Consolidated
                                       ----------------- ----------------- ---------------- ----------------
Net sales                                    $580.3            $ 86.1            $  --           $  666.4
Operating earnings                             62.5              14.2               --               76.7
Total assets                                  739.8             196.2               --              936.0
Goodwill, net                                 172.6              43.5               --              216.1
Capital expenditures                           12.6               4.6               --               17.2
Depreciation and amortization                  33.4               9.4               --               42.8




                  [Remainder of page intentionally left blank]

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

       Net sales for similar classes of products or services within these business segments for the transition period ended December 31, 2002 and for the fiscal years ended February 2002 and 2001 are presented below:


                                                       Transition            Fiscal Year Ended
                                                      Period Ended    --------------------------------
                                                       December          February          February
                                                       31, 2002          23, 2002          24, 2001
                                                    --------------    --------------    --------------
Commercial aircraft products:
   Seating products                                        $144.6            $247.8            $288.1
   Interior systems products                                116.0             152.6             151.6
   Engineered interior structures, components
       and assemblies                                        93.9             150.2             140.6
                                                    --------------    --------------    --------------
                                                            354.5             550.6             580.3
Business jet products                                        71.1              85.6              86.1
Fastener distribution                                        78.0              44.3                --
                                                    --------------    --------------    --------------
Net sales                                                  $503.6            $680.5            $666.4
                                                    ==============    ==============    ==============

     The Company operated principally in two geographic areas, the United States and Europe (primarily the United Kingdom), during the transition period ended December 31, 2002 and during the fiscal years ended February 23, 2002 and February 24, 2001. There were no significant transfers between geographic areas during the period. Identifiable assets are those assets of the Company that are identified with the operations in each geographic area.

      The following table presents net sales and operating earnings (loss) for the transition period ended December 31, 2002 and the fiscal years ended February 23, 2002 and February 24, 2001 and identifiable assets as of December 31, 2002, February 23, 2002 and February 24, 2001 by geographic area:


                                           Transition               Fiscal Year Ended
                                          Period Ended        ---------------------------------
                                           December              February         February
                                           31, 2002              23, 2002         24, 2001
                                       ------------------     ---------------- ----------------
  Net sales:
  United States                           $   362.4               $  535.7         $ 503.8
  Europe                                      141.2                  144.8           162.6
                                          ---------               --------         -------
  Total:                                  $   503.6               $  680.5         $ 666.4
                                          =========               ========         =======

  Operating (loss) earnings:
  United States                           $    13.9               $  (30.3)        $  65.4
  Europe                                      (24.7)                  (2.2)           11.3
                                          ---------               --------         -------
  Total:                                  $   (10.8)              $  (32.5)        $  76.7
                                          =========               ========         =======

  Identifiable assets:
  United States                           $   861.9               $  948.7         $ 756.7
  Europe                                      205.2                  179.6           179.3
                                          ---------               --------         -------
  Total:                                  $ 1,067.1               $1,128.3         $ 936.0
                                          =========               ========         =======


      Export sales from the United States to customers in foreign countries amounted to approximately $111.5, $113.7 and $160.8 in the transition period ended December 31, 2002 and fiscal years 2002 and 2001, respectively. Net sales to all customers in foreign countries amounted to $233.9, $288.3 and $279.8 in the transition period ended December 31, 2002 and fiscal 2002 and 2001, respectively. Net sales to Europe amounted to 24%, 20% and 22% in the transition period ended December 31, 2002, fiscal 2002 and 2001, respectively. Net sales to Asia amounted to 11%, 12% and 10% in the transition period ended December 31, 2002, fiscal 2002 and 2001, respectively. Major customers (i.e., customers representing more than 10% of net sales) change from year to year depending on the level of refurbishment activity and/or the level of new aircraft purchases by such customers. There were no major customers in the transition period ended December 31, 2002, fiscal 2002 and 2001.

16. FAIR VALUE INFORMATION

      The following disclosure of the estimated fair value of financial instruments at December 31, 2002 and February 23, 2002 is made in accordance with the requirements of SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies; however, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

      The carrying amounts of cash and cash equivalents, accounts receivable-trade, and accounts payable are a reasonable estimate of their fair values. At December 31, 2002 and February 23, 2002, the Company's 8 7/8% Notes had carrying values of $250.0 and $250.0 and fair values of $183.8 and $211.2, respectively. At December 31, 2002 and February 23, 2002, the Company's 8% Notes had carrying values of $249.7 and $249.7 and fair values of $186.3 and $209.3, respectively. At December 31, 2002 and February 23, 2002, the Company's 9 1/2% Notes had carrying values of $200.0 and $200.0 and fair values of $150.0 and $176.5, respectively. The carrying amounts under the Bank Credit Facility are a reasonable estimate of fair value as interest is based upon floating market rates.

      The fair value information presented herein is based on pertinent information available to management at December 31, 2002 and February 23, 2002, respectively. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since that date, and current estimates of fair value may differ significantly from the amounts presented herein.

17. SELECTED QUARTERLY DATA (Unaudited)

      Summarized quarterly financial data for the transition period ended December 31, 2002 and the fiscal year ended February 23, 2002 are as follows:

                                                                   Transition Period Ended December 31, 2002
                                                      ---------------------------------------------------------------------
                                                         First            Second            Third           December
                                                        Quarter          Quarter           Quarter            2002
                                                      ---------------- ----------------- ----------------- ----------------
  Net sales                                             $  154.3           $ 154.8         $  145.5            $  49.0
  Gross profit                                              52.9              49.0             37.0               12.4
  Net loss                                                  (1.5)             (6.2)           (22.4)             (40.7)
  Basic net loss per share                                 (0.04)            (0.18)           (0.64)             (1.17)
  Diluted net loss per share                               (0.04)            (0.18)           (0.64)             (1.17)


                                                                    Fiscal Year Ended February 23, 2002
                                                      ---------------------------------------------------------------------
                                                         First            Second            Third            Fourth
                                                        Quarter          Quarter           Quarter           Quarter
                                                      ---------------- ----------------- ----------------- ----------------
  Net sales                                             $  176.8           $179.1          $  172.8            $ 151.8
  Gross profit (loss)                                       65.9             69.0             (37.8)              53.3
  Net earnings (loss) before extraordinary item              7.8              8.9            (106.2)              (5.3)
  Net (loss) earnings                                       (1.5)             8.9            (106.2)              (5.3)
  Basic net (loss) earnings per share                      (0.05)            0.28             (3.08)             (0.15)
  Diluted net (loss) earnings per share                    (0.05)            0.27             (3.08)             (0.15)


SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
FOR THE TEN-MONTH TRANSITION PERIOD ENDED DECEMBER 31, 2002
AND FOR THE FISCAL YEARS ENDED FEBRUARY 23, 2002, AND FEBRUARY 24, 2001
-----------------------------------------------------------------------
(In millions)


                                   BALANCE                                                     BALANCE
                                AT BEGINNING                                                   AT END
                                  OF PERIOD       EXPENSES      OTHER       DEDUCTIONS        OF PERIOD
                                ------------      --------      -----       ----------        ---------
DEDUCTED FROM ASSETS:
---------------------
Allowance for doubtful accounts:
December 31, 2002                   $  4.9          $ 0.8         $(0.1)         $  1.7            $ 3.9
Fiscal Year 2002                       2.6            1.9           1.3  (1)       0.9              4.9
Fiscal Year 2001                       3.9            0.6          (0.4) (2)       1.5              2.6

Reserve for obsolete inventories:

December 31, 2002                   $ 27.9          $ 9.3 (3)     $ 4.7         $ 12.9 (3)        $29.0
Fiscal Year 2002                      16.1           11.7 (3)       8.0 (1)        7.9 (3)         27.9
Fiscal Year 2001                      16.5           13.6           0.7 (2)       14.7             16.1




(1)  Balances associated with the 2002 acquisitions.
(2)  Balances associated with the 2001 acquisitions.
(3) Excludes $7.0 and $34.5 of inventory impairments associated with the Company's facility consolidation and integration plan during the transition period ended December 31, 2002 and the fiscal year ended February 23, 2002, respectively.