Form 10-Q
period 2003-03-31
BE AEROSPACE INC
filed 2003-05-08
CIK 861361

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q



                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



                  For The Quarterly Period Ended March 31, 2003



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

    The registrant has one class of common stock, $0.01 par value, of which 35,832,209 shares were outstanding as of May 6, 2003.

                               BE AEROSPACE, INC.

                 FORM 10-Q for the Quarter Ended March 31, 2003

                                Table of Contents


                                                                            Page
                                                                            ----

Part I  Financial Information

Item 1. Condensed Consolidated Financial Statements (Unaudited)

        a) Condensed Consolidated Balance Sheets
           as of March 31, 2003 and December 31, 2002..........................3

        b) Condensed Consolidated Statements of Operations for the
           three months ended March 31, 2003 and March 31, 2002................4

        c) Condensed Consolidated Statements of Cash Flows for the
           three months ended March 31, 2003 and March 31, 2002................5

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

Item 2. Changes in Securities and Use of Proceeds.............................24

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

Item 5. Other Information.....................................................24

Item 6. Exhibits and Reports on Form 8-K......................................24

        Signatures............................................................25

        Certifications........................................................26

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                               BE AEROSPACE, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                    (Dollars in millions, except share data)


                                                                                  March 31, 2003               December 31, 2002
                                                                             --------------------------    -------------------------
ASSETS

Current assets:
    Cash and cash equivalents                                                         $    75.9                     $    156.9
    Accounts receivable - trade, less allowance for doubtful
        accounts of $3.8 (March 31, 2003)
        and $3.9 (December 31, 2002)                                                       81.2                           73.8
    Inventories, net                                                                      171.9                          163.2
    Other current assets                                                                   17.4                           22.8
                                                                                      ---------                     ----------
        Total current assets                                                              346.4                          416.7

Property and equipment, net                                                               111.6                          115.5
Goodwill                                                                                  345.2                          344.7
Identifiable intangible assets, net                                                       162.9                          165.2
Other assets, net                                                                          25.9                           25.0
                                                                                      ---------                     ----------
                                                                                      $   992.0                     $  1,067.1
                                                                                      =========                     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                                  $    65.6                     $     67.3
    Accrued liabilities                                                                    69.5                           69.6
    Current maturities of long-term debt                                                    1.9                           16.9
                                                                                      ---------                     ----------
        Total current liabilities                                                         137.0                          153.8

Long-term debt, net of current maturities                                                 786.1                          836.0
Other non-current liabilities                                                               7.8                            8.0

Commitments, contingencies and off-balance sheet arrangements (Note 7)

Stockholders' equity:
    Preferred stock, $0.01 par value; 1.0 million shares
        authorized; no shares outstanding                                                   --                              --
    Common stock, $0.01 par value; 100.0 million shares
        authorized; 35.7 million (March 31, 2003) and
        35.2 million (December 31, 2002) shares issued
        and outstanding                                                                     0.4                            0.3
    Additional paid-in capital                                                            411.3                          410.1
    Accumulated deficit                                                                  (340.3)                        (329.5)
    Accumulated other comprehensive loss                                                  (10.3)                         (11.6)
                                                                                      ----------                    ----------
        Total stockholders' equity                                                         61.1                           69.3
                                                                                      ---------                     ----------
                                                                                      $   992.0                     $  1,067.1
                                                                                      =========                     ==========




See accompanying notes to condensed consolidated financial statements.

                               BE AEROSPACE, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                  (Dollars in millions, except per share data)

                                                                               Three Months Ended
                                                                       --------------------------------
                                                                            March 31,         March 31,
                                                                              2003              2002
                                                                       --------------     -------------
Net sales                                                                  $  154.7          $  146.0

Cost of sales                                                                 108.3              96.9
                                                                           --------          --------

Gross profit                                                                   46.4              49.1

Operating expenses:

  Selling, general and administrative                                          28.5              28.6
  Research, development and engineering                                        10.9               9.8
                                                                           --------          --------
  Total operating expenses                                                     39.4              38.4
                                                                           --------          --------

Operating earnings                                                              7.0              10.7

Interest expense, net                                                          16.8              16.6
                                                                           --------          --------

Loss before income taxes                                                       (9.8)             (5.9)

Income taxes                                                                    1.0                --
                                                                           --------          --------

Net loss                                                                   $  (10.8)         $   (5.9)
                                                                           ========          ========

Loss per common share:

  Basic and diluted                                                        $  (0.31)         $  (0.17)
                                                                           ========          ========


See accompanying notes to condensed consolidated financial statements.

                               BE AEROSPACE, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                              (Dollars in millions)


                                                                                         THREE MONTHS ENDED
                                                                            ---------------------------------------------
                                                                               March 31, 2003         March 31, 2002
                                                                            --------------------   ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                     $ (10.8)               $  (5.9)
    Adjustments to reconcile net loss to net cash flows
         provided by operating activities:
         Depreciation and amortization                                               7.3                   10.0
         Non-cash employee benefit plan contributions                                0.6                    0.6
    Changes in operating assets and liabilities:
         Accounts receivable                                                        (7.4)                   5.4
         Inventories                                                                (9.3)                  (2.8)
         Other current assets                                                        5.6                   32.1
         Payables, accruals and other liabilities                                   (0.9)                 (25.5)
                                                                                 -------                -------
Net cash flows (used in) provided by operating activities                          (14.9)                  13.9
                                                                                 -------                -------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                            (3.6)                  (2.9)
    Proceeds from real estate sales                                                  2.3                     --
    Change in intangible and other assets                                           (1.1)                   2.2
                                                                                 -------                -------
Net cash flows used in investing activities                                         (2.4)                  (0.7)
                                                                                 -------                -------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net payments under bank credit facilities                                      (65.0)                    --
    Proceeds from issuances of common stock, net of expenses                         0.5                    0.1
    Principal payments on long-term debt                                              --                   (0.1)
                                                                                 -------                -------
Net cash flows used in financing activities                                        (64.5)                    --
                                                                                 -------                -------

Effect of exchange rate changes on cash flows                                        0.8                   (0.3)
                                                                                 -------                -------

Net (decrease) increase in cash and cash equivalents                               (81.0)                  12.9

Cash and cash equivalents, beginning of period                                     156.9                  139.3
                                                                                 -------                -------

Cash and cash equivalents, end of period                                         $  75.9                $ 152.2
                                                                                 =======                =======

Supplemental disclosures of cash flow information:
    Cash paid during period for:
      Interest, net                                                              $  11.6                $  11.6
      Income taxes, net                                                          $   0.5                $   0.3


See accompanying notes to condensed consolidated financial statements.

                               BE AEROSPACE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            (UNAUDITED - DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

Note 1.    Basis of Presentation

       The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and are unaudited pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. All adjustments, which, in the opinion of management, are considered necessary for a fair presentation of the results of operations for the periods shown, are of a normal recurring nature and have been reflected in the condensed consolidated financial statements. The results of operations for the periods presented are not necessarily indicative of the results expected for the full fiscal year or for any future period. The information included in these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the BE Aerospace, Inc. (the "Company" or "B/E") Annual Report on Form 10-K for the ten-month transition period ended December 31, 2002.

       The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts and related disclosures. Actual results could differ from those estimates. Certain reclassifications have been made for consistent presentation.

       In October 2002, the Company changed its fiscal year end from the last Saturday in February to December 31, effective with the transition period ended on December 31, 2002. The Company reported the transition period in the Company's Annual Report on Form 10-K for the period ended December 31, 2002 during March 2003.

       Accounting for Stock-Based Compensation - The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations in accounting for its stock option and stock purchase plans. Accordingly, no compensation cost has been recognized for its stock option and stock purchase plans. Had compensation cost for the Company's stock option and stock purchase plans been determined consistent with SFAS No. 123, the Company's net loss and net loss per share for the three months ended March 31, 2003 and March 31, 2002, respectively, would have been the pro forma amounts indicated in the following table:

                                                                     THREE MONTHS ENDED
                                                           ---------------------- ---------------------
                                                              March 31, 2003         March 31, 2002
                                                           ---------------------- ---------------------
As reported
      Net loss                                                    $ (10.8)             $  (5.9)
      Expense per SFAS
          No. 123, fair value method, net of
          related tax effects                                         1.2                  1.8
                                                                  -------              -------
Pro forma                                                         $ (12.0)             $  (7.7)
                                                                  -------              -------

Basic and diluted net loss per share:
      As reported                                                 $ (0.31)             $ (0.17)
                                                                  =======              =======
      Pro forma                                                   $ (0.34)             $ (0.22)
                                                                  =======              =======

                               BE AEROSPACE, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
            (UNAUDITED - DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

Note 2.    Recent Accounting Pronouncements

       In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145, among other things, requires gains and losses on extinguishment of debt to be classified as part of continuing operations rather than treated as extraordinary, as previously required in accordance with SFAS No. 4. SFAS No. 145 also modifies accounting for subleases where the original lessee remains the secondary obligor and requires certain modifications to capital leases to be treated as sale-leaseback transactions. The Company adopted SFAS No. 145 on January 1, 2003 with no material impact to its consolidated financial statements.

       In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 nullifies the guidance previously provided under Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Among other things, SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred as opposed to when there is a commitment to a restructuring plan as set forth under the nullified guidance. The Company adopted SFAS No. 146 on January 1, 2003 with no material impact to its consolidated financial statements.

       In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of SFAS No. 123." This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The adoption of SFAS No. 148 on January 1, 2003 did not have a material impact on the Company's financial statements (as the Company has no plans to adopt the fair value method).

       In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others", an interpretation of FIN No. 5, 57 and 107, and rescission of FIN No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others". FIN No. 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, while the provisions of the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of the recognition provisions of FIN No. 45 did not have a material impact on the Company's consolidated financial statements.

       In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Entities", an interpretation of Accounting Research Bulletin No. 51. FIN No. 46 requires that variable interest entities be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. FIN No. 46 also requires disclosures about variable interest entities that companies are not required to consolidate but in which a company has a significant variable interest. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements for entities established prior to January 31, 2003 will apply in the interim period beginning after June 15, 2003 and the disclosure requirements will apply in all financial statements issued after January 31, 2003. The Company adopted FIN No. 46 on January 31, 2003 with no material impact on its consolidated financial statements (as the Company does not currently have any variable interest entities).

                               BE AEROSPACE, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
            (UNAUDITED - DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

Note 3.    Industry Conditions

       The September 11, 2001 terrorist attacks have severely impacted conditions in the airline industry. Sharply lower demand from the Company's airline customer base continues to adversely affect the Company's financial results. The current downturn in the airline industry is the most severe ever experienced. High airline operating costs, weak air travel and low ticket prices have damaged many carriers' financial condition. Prior to the September 11, 2001 terrorist attacks, airline profits were already being adversely affected by increases in pilot and other airline wages, higher fuel prices and the softening of the global economy. Air travel dropped significantly following the 2001 terrorist attacks, further weakening many airlines' financial condition. To cut costs, carriers worldwide have reduced fleet sizes, parking or idling about 2,200 aircraft, or 15% of their fleets, as of December 2002. In an attempt to stimulate air travel, airlines have decreased domestic airfares to levels not seen since 1988. Reflecting the reduction in air travel and fares, North American airline revenue has dropped 24% since 2000.

       As a result of these factors, the U.S. airline industry incurred losses of approximately $18 billion over the two years ended December 31, 2002. The airline industry crisis caused two major domestic airlines, US Airways and United Airlines, to file for protection under Chapter 11 of the United States Bankruptcy Act and industry experts believe other major domestic carriers may be required to do so as well. In addition, Air Canada and Hawaiian Airlines have filed for bankruptcy protection and at least one smaller domestic carrier, National Airlines, has ceased operations entirely. The foregoing factors have resulted in an approximate 30% reduction in demand for the Company's products.

       The onset of war in Iraq and the Severe Acute Respiratory Syndrome (SARS) virus during the first quarter of 2003 have caused most major carriers to experience sharply lower air travel. The reduced air travel is forcing carriers worldwide to make further cuts in capacity and workforce. Ten thousand airline jobs were eliminated during the first week of the war in Iraq. U.S. airlines reported trans-Atlantic and trans-Pacific traffic down 20 percent in late March and April 2003. Carriers serving the Pacific Rim are experiencing substantially lower traffic and advance bookings. In response, airlines such as Northwest Airlines, Cathay Pacific, Qantas, Singapore Airlines and Japan Airlines have cut flights by as much as 25 percent on certain routes in Asia. Estimates indicate that the U.S. airlines alone could lose nearly $11 billion during calendar 2003 as a result of the combined impact of these recent events.

       The business jet industry has also been experiencing a severe downturn. Several business jet manufacturers recently announced plans to further reduce production of new business jets. Industry sources expect new business jet deliveries to be at least 20 percent lower for calendar 2003 as compared to calendar 2002, and about 35 percent lower compared to 2001. In the second half of the current year, industry sources expect about 250 new business jet deliveries, about 33 percent lower than last year, and an annualized decrease of about 45 percent as compared to the 900 new aircraft delivered in 2001.

       The airlines are seeking to conserve cash, in part by deferring or eliminating cabin interior refurbishment programs and deferring or canceling aircraft purchases. This has caused a substantial contraction in the Company's business, the extent and duration of which cannot be determined at this time. Further, the reduction in new business jet production will negatively impact demand for the Company's products. The Company expects these adverse industry conditions to have a material adverse impact on its results of operations and financial condition until such time as conditions in the commercial airline and business jet industries improve. While management has developed and has been implementing what it believes is an aggressive cost reduction plan to counter these difficult conditions, it cannot guarantee that the plans are adequate or will be successful. (See
    Note 4.)

                               BE AEROSPACE, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
            (UNAUDITED - DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

Note 4.    Facility Consolidations and Other Special Charges

       The industry conditions described in Note 3 have caused the Company to undertake a facility consolidation and integration plan designed to re-align its capacity and cost structure with changed conditions in the airline industry. In November 2001, the Company began implementing a facility consolidation and integration plan that consisted of closing five principal facilities and reducing its workforce by about 1,000 employees. The Company recorded cash and noncash charges in November 2001 related to involuntary severance and benefit programs for approximately 1,000 employees, lease termination costs, preparing facilities for disposal and sale and to adjust certain assets which were impaired by the rapid change in industry conditions.

       Industry conditions continued to worsen during the fall of 2002 as the airlines deferred retrofit programs and continued to lower their purchases of spare parts. In addition, the business jet manufacturers announced further production cuts and additional plant shutdowns. In November 2002 in response to these worsening conditions, the Company incurred costs associated with a revised consolidation plan that encompassed a personnel reduction of 1,400 employees. Also during November 2002, the Company recorded a charge related to inventories that became obsolete due to the increase in parked aircraft that are not expected to return to active service.

       During the three months ended March 31, 2003, the Company determined that deteriorating industry conditions warranted a further expansion of its cost reduction program. The Company has incurred a total of approximately $6.8 of costs associated with its facilities and personnel consolidation and integration program during the quarter, which have been expensed as incurred as a component of cost of sales ($5.6 was incurred during the three months ended March 31, 2002). Cash requirements related to facility consolidation activities were funded from cash in banks.

       Since the events of September 2001 and the ensuing downtown in the airline and business jet industry, the Company has recorded approximately $112.0 in charges and $39.0 in facility consolidation and integration costs. The Company expects that it will incur up to approximately $10.0 of additional such costs during the remainder of calendar 2003. The total estimated cost of the consolidation effort is expected to be approximately $160.0, of which approximately $70.0 are cash costs. The Company paid $2.9 of previously accrued facility consolidation costs leaving $0.9 of such costs accrued as of March 31, 2003.




                  [Remainder of page intentionally left blank]

                               BE AEROSPACE, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
            (UNAUDITED - DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

Note 5.    Goodwill and Intangible Assets

       Effective February 24, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." As a result of adopting SFAS No. 142, the Company's goodwill and certain indefinite-lived intangible assets are no longer amortized, but are subject to an annual impairment test. In accordance with the implementation of SFAS No. 142, the historical cost and accumulated amortization of certain developed technologies were reset with no impact to the consolidated financial statements. The following sets forth the intangible assets by major asset class, all of which were acquired during acquisition transactions:

                                                             March 31, 2003                           December 31, 2002
                                                 ---------------------------------------    ---------------------------------------
                                                                                Net                                         Net
                               Useful Life       Original    Accumulated       Book           Original     Accumulated     Book
                                 (Years)           Cost      Amortization      Value            Cost      Amortization     Value
                               -------------     ---------- --------------- ------------    ------------- -------------- ----------

Acquired technologies              4-30           $  93.3        $15.2       $  78.1          $  93.2          $14.4      $  78.8
Trademarks and patents             7-30              24.9          8.9          16.0             26.0            8.5         17.5
Trademarks (nonamortizing)           --              20.6           --          20.6             19.4             --         19.4
Technical qualifications,
plans                              3-30              26.1         13.0          13.1             26.1           12.8         13.3
  and drawings
Replacement parts annuity
  and product approvals            3-30              39.2         18.7          20.5             39.2           18.2         21.0
Covenant not to compete and
  other identified intangibles     3-10              24.6         10.0          14.6             24.8            9.6         15.2
                                                  -------        -----       -------          -------          -----      -------
                                                  $ 228.7       $ 65.8        $162.9          $ 228.7          $63.5      $ 165.2
                                                  =======       ======        ======          =======          =====      =======

       Aggregate amortization expense on intangible assets was approximately $2.3 for the three months ended March 31, 2003 and 2002. In accordance with SFAS No. 142, the Company has completed the fair value analysis for goodwill and other intangible assets as of December 31, 2002; and there were no impairment or impairment indicators present and no loss was recorded. Additionally, no impairment indicators were present as of March 31, 2003. Amortization expense is expected to be approximately $9.0 in each of the next five fiscal years.

       Changes to the original cost basis of goodwill during the three months ended March 31, 2003 was due to foreign currency fluctuations. The change in the carrying amount of goodwill for the three months ended March 31, 2003 is as follows:

                                                                   Total
                                                           --------------------
Balance as of December 31, 2002                                  $ 344.7
Effect of foreign currency translation                               0.5
                                                                 -------
Balance as of March 31, 2003                                     $ 345.2
                                                                 =======

       SFAS No. 142, which required the discontinuation of goodwill amortization, became effective for the Company on February 24, 2002. A reconciliation of reported net loss to net loss adjusted to reflect the adoption of SFAS No. 142 in the three months ended March 31, 2003 and March 31, 2002 are as follows:

                                                                                    THREE MONTHS ENDED
                                                                      -----------------------------------------------
                                                                          March 31, 2003          March 31, 2002
                                                                      ----------------------- -----------------------
              Net loss:
                   As reported                                                 $ (10.8)                $  (5.9)
                   Goodwill amortization, net of taxes                              --                     1.5
                                                                               --------                -------
                   As adjusted                                                 $ (10.8)                $  (4.4)
                                                                               =======                 =======

                   Basic and diluted loss per common share:
                       As reported                                             $ (0.31)                $ (0.17)
                                                                               =======                 =======
                       As adjusted                                             $ (0.31)                $ (0.13)
                                                                               =======                 =======

                               BE AEROSPACE, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
            (UNAUDITED - DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

Note 6.  Long-Term Debt

       In January and March 2003, the Company obtained amendments to the $150.0 credit facility with J.P. Morgan Chase (the "Amended Bank Credit Facility"). The Amended Bank Credit Facility reduced the total commitments to $135.0 during January 2003 (of which $30.0 may be utilized for acquisitions). The Amended Bank Credit Facility provides for another $15.0 reduction in facility size to $120.0 at December 31, 2004. The Amended Bank Credit Facility expires in August 2006 and is collateralized by substantially all of the Company's assets. At March 31, 2003, indebtedness under the Amended Bank Credit Facility consisted of letters of credit aggregating approximately $5.6 and outstanding borrowings aggregating to $79.0 (bearing interest ranging from 200 to 350 basis points over the Eurodollar rate, or approximately 5.0% as of March 31, 2003). The amount available under the Amended Bank Credit Facility was $50.4 as of March 31, 2003. The Amended Bank Credit Facility contains customary affirmative covenants, negative covenants and conditions of borrowings, all of which were met as of March 31, 2003. The Company presented the $15.0 reduction in commitments as short-term debt at December 31, 2002.

Note 7.    Commitments, Contingencies and Off-Balance Sheet Arrangements

       Sale-Leaseback Transaction -- During September 2002, the Company entered into two sale-leaseback transactions involving four of its facilities. Under the transactions, the facilities were sold for $27.0, net of transaction costs and have been leased back for periods ranging from 15 to 20 years. The leasebacks have been accounted for as operating leases. A gain of $4.8 resulting from the sales have been deferred and is being amortized to rent expense over the initial term of the leases.

       Lease Commitments -- The Company finances its use of certain facilities and equipment under committed lease arrangements provided by various institutions. Since the terms of these arrangements meet the accounting definition of operating lease arrangements, the aggregate sum of future minimum lease payments is not reflected on our consolidated balance sheet. At March 31, 2003, future minimum lease payments under these arrangements approximated $52.1. The Company also has various other agreements whose future minimum lease payments approximated $27.3 at March 31, 2003.

       Legal Settlement -- In February 1999, the Company completed the sale of a 51% interest in its In-Flight Entertainment ("IFE") business to Sextant Avionique, Inc. ("Sextant"), a wholly-owned subsidiary of Sextant Avionique, S.A. (the "IFE Sale") for approximately $62.0 in cash. In October 1999, the Company completed the sale of its remaining 49% equity interest in IFE to Sextant. Terms of the agreement provided for the Company to receive two payments totalling $31.4, and a third payment based on actual sales and bookings as defined in the agreement (the "IFE obligations"). Sextant had not made any of the payments related to the IFE obligations in accordance with the terms of the purchase and sale agreement. The Company initiated arbitration proceedings to compel payment. Sextant counterclaimed against the Company, claiming various breaches of the IFE Sale agreements. In February 2003, an arbitration panel resolved the dispute by awarding BE Aerospace a net amount of $7.8, which was collected during the quarter ended March 31, 2003.

       Indemnities, Commitments and Guarantees -- During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These indemnities include non-infringement of patents and intellectual property indemnities to the Company's customers in connection with the delivery, design, manufacture and sale of its products, indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease, indemnities to other parties to certain acquisition agreements and indemnities to directors and officers of the Company to the maximum extent permitted under the laws of the State of Delaware. The duration of these indemnities, commitments and guarantees varies, and in certain cases, is indefinite. The Company believes that substantially all of these indemnities, commitments and guarantees provide for limitations on the maximum potential future payments the Company could be obligated to make. However, the Company is unable to estimate the maximum amount of liability related to its indemnities, commitments and guarantees because such liabilities are contingent upon the occurrence of events which are not reasonably determinable. Management believes that any liability for these indemnities, commitments and guarantees would not be material to the accompanying condensed consolidated financial statements.

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

                                                               Charges to              Costs
                               December 31, 2002           Costs and Expenses         Incurred       March 31, 2003
                           ---------------------------- --------------------------- -------------- -------------------
   Product warranty                  $8.9                        $1.9                 $(1.2)             $9.6

Note 8.    Segment Reporting

       The Company is organized based on the products and services it offers. Under this organizational structure, the Company has three reportable segments: Commercial Aircraft Products, Business Jet Products and Fastener Distribution. The Company's Commercial Aircraft Products segment consists of eight principal operating units while the Business Jet Products and Fastener Distribution segments consist of two and one principal operating units, respectively. The Company evaluates segment performance based on segment operating income (loss) excluding facility consolidation and personnel transition costs.

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

        The following table presents net sales and other financial information by business segment:

                                               THREE MONTHS ENDED
                                      -------------------------------------
                                          March 31,          March 31,
                                          2003 (A)           2002 (B)
                                      ----------------- -------------------
Commercial Aircraft Products
   Net sales                              $ 110.6           $ 103.1
   Operating earnings                         1.0               4.8

Business Jet Products
   Net sales                                 18.4              20.4
   Operating earnings                         1.7               2.4

Fastener Distribution
   Net sales                                 25.7              22.5
   Operating earnings                         4.3               3.5

Consolidated
   Net sales                                154.7             146.0
   Operating earnings                         7.0              10.7


(A) Amounts include facility and personnel transition costs of $6.8 for the three months ended March 31, 2003. These costs were incurred at the Commercial Aircraft Products ($6.7) and Business Jet Products ($0.1) business segments.

(B) Amounts include facility and personnel transition costs of $5.6 for the three months ended March 31, 2002. These costs were incurred at the Commercial Aircraft Products ($5.0), Business Jet Products ($0.5) and Fastener Distribution ($0.1) business segments.

                               BE AEROSPACE, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
            (UNAUDITED - DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

Note 9.    Net Loss Per Common Share

        Basic net loss per common share is computed using the weighted average common shares outstanding during the period. Diluted net loss per common share is computed by using the average share price during the period when calculating the dilutive effect of stock options. Shares outstanding for the periods presented were as follows (in millions):

                                                                   THREE MONTHS ENDED
                                                          -------------------------------------
                                                               March 31,          March 31,
                                                                2003               2002
                                                          ------------------ ------------------
  Weighted average common shares outstanding                    35.4                34.5
  Dilutive effect of employee stock options                       --                  --
                                                                ----                ----
  Diluted shares outstanding                                    35.4                34.5
                                                                ====               =====


Note 10.   Comprehensive Loss

        Comprehensive loss is defined as all changes in a company's net assets except changes resulting from transactions with shareholders. It differs from net loss in that certain items currently recorded to equity would be a part of comprehensive loss. The following table sets forth the computation of comprehensive loss for the periods presented:


                                                                   THREE MONTHS ENDED
                                                          --------------------------------------
                                                              March 31,          March 31,
                                                                2003                2002
                                                          ------------------ -------------------
  Net loss                                                     $ (10.8)          $ (5.9)
  Other comprehensive earnings (loss):
     Foreign exchange translation adjustment                       1.3             (1.2)
                                                               -------           ------
  Comprehensive loss                                           $  (9.5)          $ (7.1)
                                                               =======           ======



                  [Remainder of page intentionally left blank]

                               BE AEROSPACE, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN MILLIONS, EXCEPT SHARE DATA)

       The following discussion and analysis addresses the results of the Company's operations for the three months ended March 31, 2003, as compared to the Company's results of operations for the three months ended March 31, 2002. The discussion and analysis also addresses the liquidity and financial condition of the Company and other matters.

    AIRLINE INDUSTRY CRISIS, BUSINESS JET INDUSTRY CHANGES
    AND THEIR IMPACT ON THE COMPANY

       The airline industry was severely impacted by the events of September 11, 2001 (See "Dependence Upon Conditions in the Airline Industry" below). In November 2001, we began to implement a facility consolidation plan designed to re-align our capacity and cost structure with changed conditions in the airline industry. This plan consisted of closing five principal facilities and reducing our workforce by about 1,000 employees.

       Industry conditions continued to worsen during the fall of 2002 as the airlines continued to lower their purchases of spare parts and defer retrofit programs. In addition, the business jet manufacturers announced significant production cuts. We revised our consolidation plan during November 2002 to encompass 1,400 employees in response to the change in conditions, and to provide for inventories that were impaired due to the growing number of parked aircraft that are not expected to return to the active fleet.

       The onset of war in Iraq and the Severe Acute Respiratory Syndrome (SARS) virus outbreak during the first quarter of 2003 have caused most major carriers to experience sharply lower air travel. The reduced air travel is forcing carriers worldwide to make further cuts in capacity and workforce. Ten thousand airline jobs were eliminated during the first week of the war in Iraq. U.S. airlines reported trans-Atlantic and trans-Pacific traffic down 20 percent in late March and April 2003. Carriers serving the Pacific Rim are experiencing substantially lower traffic and advance bookings. In response, airlines such as Northwest Airlines, Cathay Pacific, Qantas, Singapore Airlines and Japan Airlines have cut flights by as much as 25 percent on certain routes in Asia. Estimates indicate that the U.S. airlines alone could lose nearly $11 billion during calendar 2003 as a result of the combined impact of these recent events.

       The business jet industry has also been experiencing a severe downturn. Several business jet manufacturers recently announced plans to further reduce production of new business jets. Industry sources expect new business jet deliveries to be at least 20 percent lower for calendar 2003 as compared to calendar 2002, and about 35 percent lower compared to 2001. In the second half of the current year, industry sources expect about 250 new business jet deliveries, about 33 percent lower than last year, and an annualized decrease of about 45 percent as compared to the 900 new aircraft delivered in 2001.

       The airlines are seeking to conserve cash, in part by deferring or eliminating cabin interior refurbishment programs and deferring or canceling aircraft purchases. This has caused a substantial contraction in our business, the extent and duration of which cannot be determined at this time. Further, the reduction in new business jet production will negatively impact demand for our products. We expect these adverse industry conditions to have a material adverse impact on our results of operations and financial condition until such time as conditions in the commercial airline and business jet industries improve. While management has developed and begun to implement what it believes is an aggressive cost reduction plan to counter these difficult conditions, it cannot guarantee that the plans are adequate or will be successful.

       We have recorded approximately $112.0 in charges and $39.0 in facility consolidation and integration costs since October 2001. We expect to incur future transition and consolidation costs totalling up to approximately $10.0 during the second and third quarters of calendar 2003. The total estimated cost of the consolidation effort is approximately $160.0 (approximately $70.0 are cash costs).

                               BE AEROSPACE, INC.

    THREE MONTHS ENDED MARCH 31, 2003, AS COMPARED TO THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2002

       Consolidated net sales for the three months ended March 31, 2003, were $154.7, which is $8.7 or 6.0% greater than net sales of $146.0 for the same period in the prior year. Sales for both periods were negatively impacted by the airline industry crisis. Management estimates that sales are down approximately 30 percent compared to annualized pre-September 2001 levels, adjusted for acquisitions.

       Sales within the commercial aircraft products segment were $110.6 or 7.3% greater than sales in the same period in the prior year, which was also negatively impacted by the events of September 11, 2001. Sales within the business jet segment were $18.4 or 9.8% lower than the prior year due to lower levels of deliveries of business jets. First quarter fastener distribution sales were $25.7 or 14.2% higher than the prior year due to market share gains.

       Gross profit was $46.4, or 30.0% of net sales, for the quarter ended March 31, 2003 compared to $49.1, or 33.6% in the same period of the prior year, including $6.8 and $5.6 of facility consolidation and integration costs in each of the respective quarters. The period over period decrease in gross margin was primarily due to facility consolidation and integration costs in the current quarter, poor operating performance during the wind-down period at our Dafen facility, costs associated with the start-up of our seat component plastics operations and higher unabsorbed overhead costs at certain operations. The facility consolidation and integrations costs consist of severance and other employee costs and expenses of operating facilities scheduled for closure and the costs of integrating transferred operations into the remaining facilities.

       Selling, general and administrative expenses were $28.5 or 18.4% of net sales for the three-month period as compared to $28.6 or 19.6% of net sales during the same period in the prior year.

       Research, development and engineering expenses were $10.9 or 7.0% of net sales for the three months ended March 31, 2003, as compared with $9.8 or 6.7% of sales for the same period in the prior year. The increase in expenses was attributable to development activities associated with an Airbus A380 new product development program.

       Due to the factors cited above, the Company generated operating earnings of $7.0 or 4.5% of net sales for the current quarter, including the $6.8 of facility consolidation and integration program expenses. This was $3.7 or 34.6% lower than operating earnings of $10.7 or 7.3% of net sales for the same period in the prior year.

       Interest expense, net was $16.8 for the quarter ended March 31, 2003, or $0.2 greater than interest expense of $16.6 for the same period in the prior year.

        Income tax expense for the current three-month period was $1.0 as compared to no expense in the same period in the prior year. The increase was due to taxes on foreign earnings that cannot be offset with domestic tax loss carryforwards.

       Net loss was $10.8 or $0.31 per share for the current quarter as compared to a net loss of $5.9 or $0.17 per share for the same period last year.


                  [Remainder of page intentionally left blank]

                               BE AEROSPACE, INC.

LIQUIDITY AND CAPITAL RESOURCES

Current Financial Condition

    Our liquidity requirements consist of working capital needs, cash requirements for our facility consolidation and personnel reduction programs, ongoing capital expenditures and payments of interest and principal on our indebtedness. Our primary requirements for working capital are directly related to the level of our operations; working capital primarily consists of accounts receivable and inventories, which fluctuate with the sales of our products. Our working capital was $209.4 as of March 31, 2003, as compared to $262.9 as of December 31, 2002. The decrease in working capital is primarily due to the $65.0 paydown of our Amended Bank Credit Facility which is classified as long-term debt. Of this $65.0 paydown, $50.0 may be reborrowed in the future, subject to the terms of our Amended Bank Credit Facility (as defined below).

    At March 31, 2003, our cash and cash equivalents were $75.9, as compared to $156.9 at December 31, 2002. This decrease in cash was primarily due to a $15.0 use of cash to provide for the amortization of the Amended Bank Credit Facility principal balance, a voluntary $50.0 payment to reduce the outstanding balance of our Amended Bank Credit Facility and other changes in working capital.

 Cash Flows

    At March 31, 2003, our cash and cash equivalents were $75.9, as compared to $156.9 at December 31, 2002. Cash used in operating activities was $14.9 for the three months ended March 31, 2003. The primary use of cash was a net loss of $10.8 and $12.0 of uses related to changes in our operating assets and liabilities offset by non-cash charges from amortization and depreciation of $7.3.

    During the three months ended March 31, 2003, we used $15.0 of cash for the required amortization of the Amended Bank Credit Facility. We also used approximately $50.0 of cash to reduce the bank credit facility indebtedness during the period ended March 31, 2003, all of which may be reborrowed in the future, subject to the terms of the Amended Bank Credit Facility.

Capital Spending

    Our capital expenditures were $3.6 and $2.9 during the three months ended March 31, 2003 and March 31, 2002, respectively. The period over period increase in capital expenditures is in line with our expectation for annual capital expenditures of approximately $15.0 for the next several years. We have no material commitments for capital expenditures. We have, in the past, generally funded our capital expenditures from cash from operations and funds available to us under our bank credit facility. We expect to fund future capital expenditures from cash on hand, from operations and from funds available to us under our Amended Bank Credit Facility. In addition, since 1989, we have completed 23 acquisitions for an aggregate purchase price of approximately $980.0. Following these acquisitions, we rationalized the businesses, reducing headcount by nearly 4,400 employees and eliminating 22 facilities. The cost of these actions through March 31, 2003 was approximately $332, the cash portion of which was approximately $201. We have financed these acquisitions primarily through issuances of debt and equity securities, including our outstanding 8% Notes due 2008, 8 7/8% Notes due 2011 and the 9 1/2% Notes due 2008 and the Amended Bank Credit Facility.



                  [Remainder of page intentionally left blank]

                               BE AEROSPACE, INC.

Outstanding Debt and Other Financing Arrangements

    In January and March 2003, we obtained amendments to the $150.0 credit facility with J.P. Morgan Chase (the "Amended Bank Credit Facility"). The Amended Bank Credit Facility reduced the total commitments to $135.0 during January 2003 (of which $30.0 may be utilized for acquisitions). The Amended Bank Credit Facility provides for another $15.0 reduction in facility size to $120.0 at December 31, 2004. The Amended Bank Credit Facility expires in August 2006 and is collateralized by substantially all of our assets. At March 31, 2003, indebtedness under the Amended Bank Credit Facility consisted of outstanding borrowings of $79.0 (bearing interest ranging from 200 to 350 basis points over the Eurodollar rate, or approximately 5.0% at March 31, 2003) and letters of credit aggregating approximately $5.6. Other than the $15.0 reduction in facility size at December 31, 2004, the Amended Bank Credit Facility requires no principal payments or other reductions until 2006. The amount available under the Amended Bank Credit Facility was $50.4 as of March 31, 2003. The Amended Bank Credit Facility contains customary affirmative covenants, negative covenants and conditions of borrowing, which were met as of March 31, 2003. The interest cost on the Amended Bank Credit Facility may increase or decrease in the event of certain changes to our financial leverage ratios.

    Long-term debt consists principally of our 8% Notes, 8 7/8% Notes and 9 1/2% Notes (the "Notes"). The $250.0 of 8% Notes mature on March 1, 2008, the $250.0 of 8 7/8% Notes mature on May 1, 2011 and the $200.0 of 9 1/2% Notes mature on November 1, 2008. The Notes are unsecured senior subordinated obligations and are subordinated to all of our senior indebtedness. Each of the Notes contain restrictive covenants, including limitations on future indebtedness, restricted payments, transactions with affiliates, liens, dividends, mergers and transfers of assets, which were met by us as of March 31, 2003. A breach of such covenants, or the covenants under our bank credit facility, that continues beyond any grace period can constitute a default, which can limit the ability to borrow and can give rise to a right of the lenders to terminate the applicable facility and/or require immediate repayment of any outstanding debt.

Contractual and Other Obligations

    The following charts reflect our contractual obligations and commercial cash commitments as of March 31, 2003. Commercial commitments include lines of credit, guarantees and other potential cash outflows resulting from a contingent event that requires performance by us or our subsidiaries pursuant to a funding commitment.


Contractual Obligations             2003         2004        2005       2006        2007      Thereafter      Total
                                 ------------ ------------ ---------- ---------- ----------- ------------- -------------
Long-term debt                      $  1.9       $17.6        $ 0.7     $ 64.8     $  3.3      $  699.7      $788.0
Operating leases                       8.3         7.8          6.9        6.1        6.0          44.3        79.4
                                    ------       -----        -----     ------     ------      --------      ------
Total                               $ 10.2       $25.4        $ 7.6     $ 70.9     $  9.3      $  744.0      $867.4
                                    ======       =====        =====     ======     ======      ========      ======

Commercial Commitments
Letters of Credit                   $  5.6       $  --        $  --     $   --     $   --      $     --      $  5.6

    We believe that our cash flows provide us with the ability to fund our operations, make planned capital expenditures, make scheduled payments and refinance our indebtedness, depends on our future operating performance, which, in turn, is subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control.

Sale-Leaseback

    During September 2002, we entered into two sale-leaseback transactions involving four of our facilities. Under the transactions, the facilities were sold for $27.0, net of transaction costs and have been leased back for periods ranging from 15 to 20 years. The leasebacks have been accounted for as operating leases. The future lease payments have been included in the above tables. A gain of $4.8 resulting from the sale has been deferred and is being amortized to rent expense over the initial term of the leases.

                               BE AEROSPACE, INC.

Off-Balance Sheet Arrangements - Lease Arrangements

    We finance our use of certain equipment under committed lease arrangements provided by various institutions. Since the terms of these arrangements meet the accounting definition of operating lease arrangements, the aggregate sum of future minimum lease payments is not reflected on our consolidated balance sheet. At March 31, 2003, future minimum lease payments under these arrangements approximated $52.1. We also have various other agreements whose future minimum lease payments approximated $27.3 at March 31, 2003.

Indemnities, Commitments and Guarantees

    During the normal course of business, we made certain indemnities, commitments and guarantees under which we may be required to make payments in relation to certain transactions. These indemnities include non-infringement of patents and intellectual property indemnities to our customers in connection with the delivery, design, manufacture and sale of our products, indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease, indemnities to other parties to certain acquisition agreements and indemnities to our directors and officers to the maximum extent permitted under the laws of the State of Delaware. The duration of these indemnities, commitments and guarantees varies, and in certain cases, is indefinite. We believe that substantially all of our indemnities, commitments and guarantees provide for limitations on the maximum potential future payments we could be obligated to make. However, we are unable to estimate the maximum amount of liability related to our indemnities, commitments and guarantees because such liabilities are contingent upon the occurrence of events which are not reasonably determinable. Management believes that any liability for these indemnities, commitments and guarantees would not be material to our accompanying condensed consolidated financial statements.

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

                                                               Charges to              Costs
                               December 31, 2002           Costs and Expenses         Incurred       March 31, 2003
                           ---------------------------- --------------------------- -------------- --------------------
    Product warranty                  $8.9                        $1.9                 $(1.2)             $9.6

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

RECENT ACCOUNTING PRONOUNCEMENTS

    In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145, among other things, requires gains and losses on extinguishment of debt to be classified as part of continuing operations rather than treated as extraordinary, as previously required in accordance with SFAS No. 4. SFAS No. 145 also modifies accounting for subleases where the original lessee remains the secondary obligor and requires certain modifications to capital leases to be treated as sale-leaseback transactions. We adopted SFAS No. 145 on January 1, 2003 with no material impact to our consolidated financial statements.

                               BE AEROSPACE, INC.

    In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 nullifies the guidance previously provided under Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Among other things, SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred as opposed to when there is a commitment to a restructuring plan as set forth under the nullified guidance. We adopted SFAS No. 146 on January 1, 2003 with no material impact to our consolidated financial statements.

    In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of SFAS No. 123." This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We adopted SFAS No. 148 on January 1, 2003 with no material impact on our financial statements (as we have no plans to adopt the fair value method).

    In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others", an interpretation of FIN No. 5, 57 and 107, and rescission of FIN No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others". FIN No. 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, while the provisions of the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. We adopted FIN No. 45 with no material impact on our consolidated financial statements.

    In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Entities", an interpretation of Accounting Research Bulletin No. 51. FIN No. 46 requires that variable interest entities be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. FIN No. 46 also requires disclosures about variable interest entities that companies are not required to consolidate but in which a company has a significant variable interest. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements for entities established prior to January 31, 2003 will apply in the interim period beginning after June 15, 2003 and the disclosure requirements will apply in all financial statements issued after January 31, 2003. We adopted the provisions of FIN No. 46 during the first quarter of calendar 2003 with no material impact on our consolidated financial statements (as we do not currently have any variable interest entities).

CRITICAL ACCOUNTING POLICIES

    The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions.

    Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. We believe that our critical accounting policies are limited to those described below. For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the ten-month transition period ended December 31, 2002.

                               BE AEROSPACE, INC.

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

Inventories

    We value our inventories at the lower of cost or market. We regularly review inventory quantities on hand and record a provision for excess and obsolete inventories based primarily on our estimated forecast of product demand and production requirements. As demonstrated since the events of September 11, 2001, demand for our products can fluctuate significantly. Our estimates of future product demand may prove to be inaccurate, in which case we may have understated or overstated the provision required for excess and obsolete inventories. In the future, if our inventories are determined to be overvalued, we would be required to recognize such costs in our cost of goods sold at the time of such determination. Likewise, if our inventories are determined to be undervalued, we may have over-reported our costs of goods sold in previous periods and would be required to recognize such additional operating income at the time of sale.

Long-Lived Assets (including Tangible and Intangible Assets and Goodwill)

    To conduct our global business operations and execute our strategy, we acquire tangible and intangible assets, which affect the amount of future period amortization expense and possible impairment expense that we may incur. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect our consolidated financial statements. We assess potential impairment to goodwill of a reporting unit and other intangible assets on an annual basis or when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Our judgments regarding the existence of impairment indicators and future cash flows related to intangible assets are based on operational performance of our acquired businesses, market conditions and other factors. Future events could cause us to conclude that impairment indicators exist and that goodwill or other acquired tangible or intangible assets associated with our acquired businesses is impaired. Any resulting impairment loss could have an adverse impact on our results of operations.

                               BE AEROSPACE, INC.

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

    Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance of $124.4 million as of March 31, 2003, due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain net operating income losses carried forward, before they expire. The valuation allowance is based on our estimates of taxable income by jurisdictions in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to establish an additional valuation allowance which could materially impact our financial position and results of operations.

DEPENDENCE UPON CONDITIONS IN THE AIRLINE INDUSTRY

    The September 11, 2001 terrorist attacks have severely impacted conditions in the airline industry. For the first time in the history of commercial aviation, all domestic airlines were grounded for a period of three days. According to industry sources, since resuming service, most major U.S. carriers have substantially reduced their flight schedules. Airlines worldwide have parked or retired approximately 15% of their fleets. During 2002, several U.S. airlines announced further fleet downsizing, workforce reductions and other cost reduction initiatives. The airlines have further responded by decreasing domestic airfares to levels not seen since 1988. Domestic airline revenues are down 24% since 2000. As a result of the double-digit decline in both traffic and airfares following the September 11, 2001 terrorist attacks, and their aftermath, as well as other factors, such as the weakening economy, the U.S. airline industry incurred the largest loss in its history in calendar 2001, totalling in excess of $7 billion, net of a $5 billion cash infusion from the federal government to offset these losses stemming from the shutdown of the nation's airspace following the events of September 11, 2001.

    As a result of these factors, the U.S. airline industry incurred losses aggregating approximately $18 billion over the two years ended December 31, 2002. The airline industry crisis caused two major domestic airlines, US Airways and United Airlines, to file for protection under Chapter 11 of the United States Bankruptcy Act and industry experts believe other major domestic carriers may be required to do so as well. In addition, Air Canada and Hawaiian Airlines have filed for bankruptcy protection and at least one smaller domestic carrier, National Airlines, has ceased operations entirely.

    The onset of war in Iraq and the Severe Acute Respiratory Syndrome (SARS) virus outbreak during the first quarter of 2003 have caused most major carriers to experience sharply lower air travel in March and April 2003, compared to prior-year figures, which were already depressed by the events of September 11, 2001 and the industry downturn. Estimates indicate that the U.S. airlines alone could lose nearly $11 billion during calendar 2003 as a result of the combined impact of these recent events.

                               BE AEROSPACE, INC.

    U.S. airlines reported trans-Atlantic and trans-Pacific traffic down 20 percent in late March and April 2003. The reduced air travel is forcing carriers worldwide to make further cuts in capacity and workforce. Ten thousand airline jobs were eliminated in the first week of the war in Iraq. Carriers serving the Pacific Rim are experiencing substantially lower traffic and advance bookings. In response, airlines such as Northwest Airlines, Cathay Pacific, Qantas, Singapore Airlines and Japan Airlines have cut flights by as much as 25 percent on certain routes in Asia. The business jet industry has also been experiencing a severe downturn. Several business jet airframe manufacturers recently announced plans to further reduce production of new business jets. Industry sources expect new business jet deliveries to be at least 20 percent lower for calendar 2003 as compared to calendar 2002, and about 35 percent lower compared to 2001. In the second half of the current year, industry sources expect about 250 new business jet deliveries, about 33 percent lower than last year and an annualized decrease of about 45 percent as compared to the 900 new aircraft delivered in 2001.

    Accordingly, the airlines are seeking to conserve cash in part by deferring or eliminating cabin interior refurbishment programs and deferring or canceling aircraft purchases. This has caused a substantial contraction in our business, the extent and duration of which cannot be determined at this time. Further, the reduction in new business jet production will negatively impact demand for our products. We expect these adverse industry conditions to have a material adverse impact on our results of operations and financial condition until such time as conditions in the commercial airline and business jet industries improve. While management has developed and has been implementing what it believes is an aggressive cost reduction plan to counter these difficult conditions, it cannot guarantee that the plans are adequate or will be successful.

FORWARD-LOOKING STATEMENTS

    This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding implementation and expected benefits of lean manufacturing and continuous improvement programs, the Company's dealings with customers and partners, the consolidation of facilities, reduction of our workforce, integration of acquired businesses, ongoing capital expenditures, the impact of the large number of indefinitely grounded aircraft on demand for our products and our underlying assets, the adequacy of funds to meet the Company's capital requirements, the ability to refinance our indebtedness, if necessary, the reduction of debt, the potential impact of new accounting pronouncements and the impact on our business from the September 11, 2001 terrorist attacks. These forward-looking statements include risks and uncertainties, and the Company's actual experience may differ materially from that anticipated in such statements. Factors that might cause such a difference include those discussed in the Company's filings with the Securities and Exchange Commission, including its most recent proxy statement and Form 10-K, as well as future events that may have the effect of reducing the Company's available operating income and cash balances, such as unexpected operating losses, the impact of rising fuel prices on our airline customers, outbreaks or escalations of national or international hostilities, terrorist attacks, prolonged health issues which reduces air travel demand (e.g. SARS), delays in, or unexpected costs associated with, the integration of our acquired businesses, conditions in the airline industry, problems meeting customer delivery requirements, the Company's success in winning new or expected refurbishment contracts from customers, capital expenditures, cash expenditures related to possible future acquisitions, facility closures, product transition costs, labor disputes involving us, our significant customers or airframe manufacturers, the possibility of a write-down of intangible assets, delays or inefficiencies in the introduction of new products or fluctuations in currency exchange rates.

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

       From time to time, the Company and its foreign subsidiaries may enter into foreign currency exchange contracts to manage risk on transactions conducted in foreign currencies. At March 31, 2003, we had no outstanding forward currency exchange contracts. We did not enter into any other derivative financial instruments.

       Interest rates - At March 31, 2003, we had adjustable rate debt of $79.0 and fixed rate debt of $699.7. The weighted average interest rate for the adjustable and fixed rate debt was approximately 5.0% and 8.7%, respectively, at March 31, 2003. If interest rates were to increase by 10% above current rates, the estimated net impact on our financial statements would be to reduce pretax income annually by approximately $0.3. We do not engage in transactions to hedge our exposure to changes in interest rates.

ITEM 4.  CONTROLS AND PROCEDURES

       Evaluation of disclosure controls and procedures - Our principal executive officer and our principal financial officer, after evaluating, together with management, the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) within 90 days of the date of filing this report, have concluded that, as of such date, our disclosure controls and procedures were adequate and effective to ensure that material information relating to our Company and its consolidated subsidiaries would be made known to them by others within those entities.

       Change in internal controls - There were no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in our internal controls. As a result, no corrective actions were required or undertaken.



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

Item 3.   Defaults Upon Senior Securities                        Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders    Not applicable.

Item 5.   Other Information                                      Not applicable.

Item 6.   Exhibits and Reports on Form 8-K


          a.   Exhibits

          Exhibit 10(i)    Material Contracts

          10.1 Amendment No. 4 to Amended and Restated Employment Agreement dated April 30, 2003 between the Registrant and Thomas P. McCaffrey.*

          Exhibit 99       Additional Exhibits

          99.1   Section 906 Certification*

          b.   Reports

          Form 8-K, dated and filed January 7, 2003 under Item 9, includes the certification of the chief executive officer and chief financial offer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          Form 8-K, dated January 23, 2003 and filed January 24, 2003 under Items 5 and 7, includes a press release containing information on Amendment No. 2 to the Bank Credit Facility.

          Form 8-K, dated and filed February 11, 2003 under Items 5 and 7, includes a press release announcing the decision from an arbitration panel related to the dispute with The Thales Group.

          Form 8-K, dated and filed March 5, 2003 under Items 5, 7 and 9, includes a press release containing earnings information.



---------------
*Filed herewith.



                  [Remainder of page intentionally left blank]

                               BE AEROSPACE, INC.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               BE AEROSPACE, INC.






Date:  May 7, 2003               By:  /s/ Robert J. Khoury
                                       --------------------
                                      Robert J. Khoury
                                      President and
                                      Chief Executive Officer





Date:  May 7, 2003               By:  /s/ Thomas P. McCaffrey
                                      -----------------------
                                      Thomas P. McCaffrey
                                      Corporate Senior Vice President of
                                      Administration and Chief Financial Officer

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



Date: May 7, 2003                       By:  /s/ Robert J. Khoury
                                             --------------------
                                             Robert J. Khoury
                                             President and
                                             Chief Executive Officer

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



Date:  May 7, 2003                By: /s/ Thomas P. McCaffrey
                                      -----------------------
                                      Thomas P. McCaffrey
                                      Corporate Senior Vice
                                      President of Administration
                                      and Chief Financial Officer