Form 10-Q
period 2003-06-30
BE AEROSPACE INC
filed 2003-08-05
CIK 861361

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q



                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



                  For The Quarterly Period Ended June 30, 2003



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

    The registrant has one class of common stock, $0.01 par value, of which 35,960,913 shares were outstanding as of July 31, 2003.

                               BE AEROSPACE, INC.

                  Form 10-Q for the Quarter Ended June 30, 2003

                                Table of Contents


                                                                            Page

Part I  Financial Information

Item 1. Condensed Consolidated Financial Statements (Unaudited)

        a) Condensed Consolidated Balance Sheets
           as of June 30, 2003 and December 31, 2002...........................3

        b) Condensed Consolidated Statements of Operations for the
           Three and Six Months ended June 30, 2003 and June 30, 2002..........4

        c) Condensed Consolidated Statements of Cash Flows for the
           Six Months ended June 30, 2003 and June 30, 2002....................5

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

Item 4. Submission of Matters to a Vote of Security Holders...................26

Item 5. Other Information.....................................................26

Item 6. Exhibits and Reports on Form 8-K......................................26

        Signatures............................................................27

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                               BE AEROSPACE, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                    (Dollars in millions, except share data)

                                                                                   June 30, 2003               December 31, 2002
                                                                             --------------------------    -------------------------
ASSETS

Current assets:
    Cash and cash equivalents                                                         $    69.9                     $    156.9
    Accounts receivable - trade, less allowance for doubtful
        accounts of $3.4 (June 30, 2003)
        and $3.9 (December 31, 2002)                                                       72.1                           73.8
    Inventories, net                                                                      166.9                          163.2
    Other current assets                                                                   14.8                           22.8
                                                                                      ---------                     ----------
        Total current assets                                                              323.7                          416.7

Property and equipment, net                                                               109.7                          115.5
Goodwill                                                                                  347.2                          344.7
Identifiable intangible assets, net                                                       161.3                          165.2
Other assets, net                                                                          28.6                           25.0
                                                                                      ---------                     ----------
                                                                                      $   970.5                     $  1,067.1
                                                                                      =========                     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                                  $    56.4                     $     67.3
    Accrued liabilities                                                                    68.5                           69.6
    Current maturities of long-term debt                                                    1.7                           16.9
                                                                                      ---------                     ----------
        Total current liabilities                                                         126.6                          153.8

Long-term debt, net of current maturities                                                 785.7                          836.0
Other non-current liabilities                                                               6.9                            8.0

Commitments, contingencies and off-balance sheet arrangements (Note 6)

Stockholders' equity:
    Preferred stock, $0.01 par value; 1.0 million shares
        authorized; no shares outstanding                                                   --                              --
    Common stock, $0.01 par value; 100.0 million shares
        authorized; 36.0 million (June 30, 2003) and
        35.2 million (December 31, 2002) shares issued
        and outstanding                                                                     0.4                            0.3
    Additional paid-in capital                                                            411.8                          410.1
    Accumulated deficit                                                                  (354.4)                        (329.5)
    Accumulated other comprehensive loss                                                   (6.5)                         (11.6)
                                                                                      ---------                     ----------
        Total stockholders' equity                                                         51.3                           69.3
                                                                                      ---------                     ----------
                                                                                      $   970.5                     $  1,067.1
                                                                                      =========                     ==========


See accompanying notes to condensed consolidated financial statements.

                               BE AEROSPACE, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                  (Dollars in millions, except per share data)


                                                              THREE MONTHS ENDED                SIX MONTHS ENDED
                                                         --------------- --------------   -------------- --------------
                                                            June 30,       June 30,         June 30,       June 30,
                                                              2003           2002             2003           2002
                                                         --------------- --------------   -------------- --------------
Net sales                                                    $  151.8        $  151.2         $  306.5       $  297.2

Cost of sales                                                   112.0            99.8            220.3          196.7
                                                             --------        --------         --------       --------

Gross profit                                                     39.8            51.4             86.2          100.5

Operating expenses:

  Selling, general and administrative                            26.1            28.3             54.6           56.9
  Research, development and engineering                           9.9             9.3             20.8           19.1
                                                             --------        --------         --------       --------
  Total operating expenses                                       36.0            37.6             75.4           76.0
                                                             --------        --------         --------       --------

Operating earnings                                                3.8            13.8             10.8           24.5

Interest expense, net                                            17.2            17.0             34.0           33.6
                                                             --------        --------         --------       --------

Loss before income taxes                                        (13.4)           (3.2)           (23.2)          (9.1)

Income taxes                                                      0.7              --              1.7             --
                                                             --------        --------         --------       --------

Net loss                                                     $  (14.1)       $   (3.2)        $  (24.9)      $   (9.1)
                                                             ========        ========         ========       ========

Loss per common share:

  Basic and diluted                                          $  (0.39)       $  (0.09)        $  (0.70)      $  (0.26)
                                                             ========        ========         ========       ========


See accompanying notes to condensed consolidated financial statements.

                               BE AEROSPACE, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                              (Dollars in millions)

                                                                                          SIX MONTHS ENDED
                                                                            --------------------   ----------------------
                                                                               June 30, 2003           June 30, 2002
                                                                            --------------------   ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                     $ (24.9)               $  (9.1)
    Adjustments to reconcile net loss to net cash flows
         (used in) provided by operating activities:
         Depreciation and amortization                                              14.4                   17.0
         Non-cash employee benefit plan contributions                                1.2                    1.2
         Loss on disposal of property and equipment                                  1.4                    0.2
    Changes in operating assets and liabilities:
         Accounts receivable                                                         3.2                    3.7
         Inventories                                                                (2.3)                  (9.2)
         Other current assets                                                        8.5                   31.1
         Payables, accruals and other liabilities                                  (15.8)                 (33.3)
                                                                                 -------                -------
Net cash flows (used in) provided by operating activities                          (14.3)                   1.6
                                                                                 -------                -------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                            (7.3)                  (8.8)
    Proceeds from real estate sales                                                  2.3                    1.2
    Acquisitions, net of cash acquired                                                --                   (4.5)
    Change in intangible and other assets                                           (3.9)                   1.5
                                                                                 -------                -------
Net cash flows used in investing activities                                         (8.9)                 (10.6)
                                                                                 -------                -------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net payments under bank credit facilities                                      (65.0)                  (1.0)
    Proceeds from issuances of common stock, net of expenses                         0.5                    1.1
    Principal payments on long-term debt                                            (0.6)                  (0.8)
                                                                                 -------                -------
Net cash flows used in financing activities                                        (65.1)                  (0.7)
                                                                                 -------                -------

Effect of exchange rate changes on cash flows                                        1.3                    1.7
                                                                                 -------                -------

Net decrease in cash and cash equivalents                                          (87.0)                  (8.0)

Cash and cash equivalents, beginning of period                                     156.9                  139.3
                                                                                 -------                -------

Cash and cash equivalents, end of period                                         $  69.9                $ 131.3
                                                                                 =======                =======

Supplemental disclosures of cash flow information:
Cash paid during period for:
    Interest, net                                                                $  33.2                $  34.0
    Income taxes, net                                                            $   0.5                $   1.1

See accompanying notes to condensed consolidated financial statements.

                               BE AEROSPACE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            (Unaudited - Dollars In Millions, Except Per Share Data)

Note 1.    Basis of Presentation

       The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and are unaudited pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. All adjustments which, in the opinion of management, are considered necessary for a fair presentation of the results of operations for the periods shown, are of a normal recurring nature and have been reflected in the condensed consolidated financial statements. The results of operations for the periods presented are not necessarily indicative of the results expected for the full fiscal year or for any future period. The information included in these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the BE Aerospace, Inc. (the "Company" or "B/E") Annual Report on Form 10-K for the ten-month transition period ended December 31, 2002.

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

       Accounting for Stock-Based Compensation - The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for its stock option and stock purchase plans. Accordingly, no compensation cost has been recognized for its stock option and stock purchase plans. Had compensation cost for the Company's stock option and stock purchase plans been determined consistent with SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's net loss and net loss per share for the three and six months ended June 30, 2003 and June 30, 2002, respectively, would have been the pro forma amounts indicated in the following table:

                                                              THREE MONTHS ENDED                SIX MONTHS ENDED
                                                         --------------- --------------   -------------- --------------
                                                            June 30,       June 30,         June 30,       June 30,
                                                              2003           2002             2003           2002
                                                         --------------- --------------   -------------- --------------
Net loss as reported                                         $ (14.1)        $  (3.2)         $  (24.9)      $  (9.1)
    Expense per SFAS No. 123,
       fair value method, net of
       related tax effects                                       0.9             1.4               2.1           3.2
                                                             -------         -------          --------       -------
Pro forma                                                    $ (15.0)        $  (4.6)         $  (27.0)      $ (12.3)
                                                             -------         -------          --------       -------
Basic and diluted net loss per share:
    As reported                                              $ (0.39)        $ (0.09)         $ (0.70)       $ (0.26)
                                                             =======         =======          =======        =======
    Pro forma                                                $ (0.42)        $ (0.13)         $ (0.76)       $ (0.36)
                                                             =======         =======          =======        =======

                               BE AEROSPACE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
            (Unaudited - Dollars In Millions, Except Per Share Data)

Note 2.    Industry Conditions

       Since the September 11, 2001 terrorist attacks the airline industry has had a serious recession. Airlines worldwide have lost $25 billion in the last two years and 17 airlines, including United, US Airways, Swiss Air and Air Canada have filed for bankruptcy protection or ceased operations. Sharply lower demand from the Company's airline customer base continues to adversely affect the Company's financial results. The current downturn in the airline industry is believed to be the most severe ever experienced. High airline operating costs, weak air travel and low ticket prices have put many carriers' finances in a perilous condition. Prior to the September 11, 2001 terrorist attacks, airline profits were already being adversely affected by increases in pilot and other airline wages, higher fuel prices and the softening of the global economy. Air travel dropped significantly following the 2001 terrorist attacks, further weakening many airlines' financial condition. To cut costs, carriers worldwide have reduced fleet sizes, parking or idling over 2,200 aircraft, or 15% of their fleets, as of June 30, 2003. In an attempt to stimulate air travel, airlines have decreased domestic airfares to levels not seen since 1988. Reflecting the reduction in air travel and fares, North American airline revenue has dropped 24% since 2000.

       The onset of war in Iraq and the Severe Acute Respiratory Syndrome (SARS) virus during the first quarter of 2003 caused most major carriers to experience further sharp reductions in air travel. The reduced air travel forced carriers worldwide to make further cuts in capacity and workforce. Ten thousand airline jobs were eliminated during the first week of the war in Iraq. Industry sources indicate that SARS had a more significant negative impact on the airlines than the Iraq War. Asia Pacific carriers suffered back-to-back drops of 45% to 50% in international air travel in April and May 2003. For those same two months, travel on U.S. carriers was down 6% to 7%. Steep losses have continued in calendar 2003 as a result of the combined impact of these recent events.

       The business jet industry is also experiencing a severe downturn. Several business jet manufacturers are further reducing production of new business jets, shutting production lines for periods of four to six weeks and furloughing factory workers. Deliveries of new business jets were down 43% for the first six months of 2003 compared to the same period last year. Industry sources expect about 250 new business jet deliveries in the second half of the current year, about 33% fewer than last year, and an annualized decrease of about 45% as compared to the 900 new aircraft delivered in 2001.

       The foregoing factors have resulted in an approximate 30% reduction in demand for the Company's products. While industry conditions have improved somewhat since the onset of the Iraq War and following the substantial reduction in the number of reported SARS cases, the U.S. airline industry remains in a state of financial crisis. The domestic airlines are seeking to conserve cash, by deferring or eliminating cabin interior refurbishment programs and deferring or canceling aircraft purchases. The reduction in new business jet production is also negatively impacting demand for the Company's products. This has caused a substantial contraction in the Company's business, the extent and duration of which cannot be determined at this time. The Company expects these adverse industry conditions to have a material adverse impact on its results of operations and financial condition until such time as conditions in the commercial airline and business jet industries improve. While management has developed and implemented what it believes is an aggressive cost reduction plan to counter these difficult conditions, it cannot guarantee that the plans are adequate or will be successful. (See Note 3.)

                               BE AEROSPACE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
            (Unaudited - Dollars In Millions, Except Per Share Data)

Note 3.    Facility Consolidations and Other Special Charges

       The industry conditions described in Note 2 have caused the Company to undertake a facility consolidation and integration plan designed to re-align its capacity and cost structure with changed conditions in the airline industry. In November 2001, the Company began implementing a facility consolidation and integration plan that consisted of closing five principal facilities and reducing its workforce by about 1,000 employees. The Company recorded cash and noncash charges in November 2001 related to involuntary severance and benefit programs for approximately 1,000 employees, lease termination costs, preparing facilities for disposal and sale and to adjust certain assets which were impaired by the rapid change in industry conditions.

       Industry conditions continued to worsen during the fall of 2002 as the airlines deferred retrofit programs and continued to lower their purchases of spare parts. In addition, the business jet manufacturers announced further production cuts and additional plant shutdowns. In response to these worsening conditions, in November 2002 the Company incurred costs associated with a revised consolidation plan that encompassed a personnel reduction of 1,400 employees. Also during November 2002, the Company recorded a charge related to inventories that became obsolete due to the increase in parked aircraft that are not expected to return to active service.

       Since the events of September 2001 and the ensuing downtown in the airline and business jet industries, the Company has recorded approximately $160.0 of facility and workforce consolidation and integration costs, including about $70.0 of cash costs. The Company expects that it will incur approximately $1.0 - $2.0 of additional consolidation costs during the remainder of calendar 2003, which will be recorded in the third quarter. The Company paid $3.3 of previously accrued facility consolidation costs during the six months ended June 30, 2003 leaving $0.5 of such costs accrued as of June 30, 2003.

Note 4.    Goodwill and Intangible Assets

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

                                                             June 30, 2003                            December 31, 2002
                                                 ---------------------------------------    ---------------------------------------
                                                                                Net                                         Net
                               Useful Life       Original    Accumulated       Book           Original     Accumulated     Book
                                 (Years)           Cost      Amortization      Value            Cost      Amortization     Value
                               -------------     ---------- --------------- ------------    ------------- -------------- ----------
Acquired technologies              4-30            $ 93.2        $15.9        $ 77.3           $ 93.2          $14.4       $ 78.8
Trademarks and patents             7-30              25.5          9.4          16.1             26.0            8.5         17.5
Trademarks (nonamortizing)           --              20.6           --          20.6             19.4             --         19.4
Technical qualifications,
  plans and drawings               3-30              26.3         13.4          12.9             26.1           12.8         13.3
Replacement parts annuity
  and product approvals            3-30              39.9         19.5          20.4             39.2           18.2         21.0
Covenant not to compete and
  other identified intangibles     3-10              24.5         10.5          14.0             24.8            9.6         15.2
                                                   ------        -----        ------           ------          -----       ------
                                                   $230.0        $68.7        $161.3           $228.7          $63.5       $165.2
                                                   ======        =====        ======           ======          =====       ======

                               BE AEROSPACE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
            (Unaudited - Dollars In Millions, Except Per Share Data)

       In accordance with SFAS No. 142, the Company has completed the fair value analysis for goodwill and other intangible assets as of June 30, 2003, and concluded that no impairment existed. Aggregate amortization expense on identifiable intangible assets was approximately $2.2 and $2.1 for the three months ended June 30, 2003 and 2002, and $4.5 and $5.5 for the six months ended June 30, 2003 and 2002. Amortization expense is expected to be approximately $9.0 in each of the next five fiscal years.

       Changes to the original cost basis of goodwill during the six months ended June 30, 2003 were due to foreign currency fluctuations. The change in the carrying amount of goodwill for the six months ended June 30, 2003 is as follows:

    Balance as of December 31, 2002                             $ 344.7
    Effect of foreign currency translation                          2.5
                                                                -------
    Balance as of June 30, 2003                                 $ 347.2
                                                                =======

       SFAS No. 142, which required the discontinuation of goodwill amortization, became effective for the Company on February 24, 2002. A reconciliation of reported net loss to net loss adjusted to reflect the adoption of the non-amortization provisions of SFAS No. 142 in the six months ended June 30, 2003 and June 30, 2002 is as follows:

                                                                                     SIX MONTHS ENDED
                                                                      ----------------------- -----------------------
                                                                          June 30, 2003           June 30, 2002
                                                                      ----------------------- -----------------------
             Net loss:
                   As reported                                                 $(24.9)                $(9.1)
                   Goodwill amortization, net of taxes                             --                   1.5
                                                                               ------                 -----
                   As adjusted                                                 $(24.9)                $(7.6)
                                                                               ======                 =====

              Basic and diluted loss per common share:
                   As reported                                                 $(0.70)                $(0.26)
                                                                               ======                 ======
                   As adjusted                                                 $(0.70)                $(0.22)
                                                                               ======                 ======


Note 5.    Long-Term Debt

       In January and March 2003, the Company obtained amendments to the $150.0 credit facility with JPMorgan Chase Bank (the "Amended Bank Credit Facility"). The Amended Bank Credit Facility reduced the total commitments to $135.0 during January 2003 (of which $30.0 may be utilized for acquisitions). The Amended Bank Credit Facility provides for another $15.0 reduction in facility size to $120.0 at December 31, 2004. The Amended Bank Credit Facility expires in August 2006 and is collateralized by substantially all of the Company's assets. At June 30, 2003, indebtedness under the Amended Bank Credit Facility consisted of letters of credit aggregating approximately $6.5 and outstanding borrowings aggregating $79.0 (bearing interest at 350 basis points over the Eurodollar rate, or approximately 4.6% as of June 30, 2003). The amount available under the Amended Bank Credit Facility was $49.5 as of June 30, 2003. The Amended Bank Credit Facility contains customary affirmative covenants, negative covenants and conditions of borrowings, all of which were met as of June 30, 2003. The Company presented the $15.0 reduction in commitments as short-term debt at December 31, 2002.

Note 6.    Commitments, Contingencies and Off-Balance Sheet Arrangements

       Sale-Leaseback Transactions -- During September 2002, the Company entered into two sale-leaseback transactions involving four of its facilities. Under the transactions, the facilities were sold for $27.0, net of transaction costs and have been leased back for periods ranging from 15 to 20 years. The leasebacks have been accounted for as operating leases. A gain of $4.8 resulting from the sales have been deferred and is being amortized to rent expense over the initial term of the leases.

                               BE AEROSPACE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
            (Unaudited - Dollars In Millions, Except Per Share Data)

       Lease Commitments -- The Company finances its use of certain facilities and equipment under committed lease arrangements provided by various institutions. Since the terms of these arrangements meet the accounting definition of operating lease arrangements, the aggregate sum of future minimum lease payments is not reflected on our consolidated balance sheet. At June 30, 2003, future minimum lease payments under these arrangements approximated $76.7.

       Legal Settlement -- In February 1999, the Company completed the sale of a 51% interest in its In-Flight Entertainment ("IFE") business to Sextant Avionique, Inc. ("Sextant"), a wholly-owned subsidiary of Sextant Avionique, S.A. (the "IFE Sale") for approximately $62.0 in cash. In October 1999, the Company completed the sale of its remaining 49% equity interest in IFE to Sextant. Terms of the agreement provided for the Company to receive two payments totalling $31.4, and a third payment based on actual sales and bookings as defined in the agreement (the "IFE obligations"). Sextant did not make any of the payments related to the IFE obligations in accordance with the terms of the purchase and sale agreement. The Company initiated arbitration proceedings to compel payment. Sextant counterclaimed against the Company, claiming various breaches of the IFE Sale agreements. In February 2003, an arbitration panel resolved the dispute by awarding BE Aerospace a net amount of $7.8, which was collected during the quarter ended March 31, 2003. During the three months ended June 30, 2003, the Company received an additional $9.0 related to the resolution of the final matters associated with the 1999 sale of IFE.

       Indemnities, Commitments and Guarantees -- During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These indemnities include non-infringement of patents and intellectual property indemnities to the Company's customers in connection with the delivery, design, manufacture and sale of its products, indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease, indemnities to other parties to certain acquisition agreements and indemnities to directors and officers of the Company to the maximum extent permitted under the laws of the State of Delaware. The duration of these indemnities, commitments and guarantees varies, and in certain cases, is indefinite. The Company believes that substantially all of these indemnities, commitments and guarantees provide for limitations on the maximum potential future payments the Company could be obligated to make. However, the Company is unable to estimate the maximum amount of liability related to its indemnities, commitments and guarantees because such liabilities are contingent upon the occurrence of events which are not reasonably determinable. Management believes that any liability for these indemnities, commitments and guarantees would not be material to the accompanying condensed consolidated financial statements. In accordance with FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others", no expenses have been accrued for indemnities, commitments and guarantees.

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

                                                               Charges to              Costs
                               December 31, 2002           Costs and Expenses         Incurred       June 30, 2003
                           ---------------------------- --------------------------- -------------- --------------------
   Product warranty                    $8.9                        $3.2                 $(2.6)             $9.5

                               BE AEROSPACE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
            (Unaudited - Dollars In Millions, Except Per Share Data)

Note 7.    Segment Reporting

       The Company is organized based on the products and services it offers. Under this organizational structure, the Company has three reportable segments: Commercial Aircraft Products, Business Jet Products and Fastener Distribution. The Company's Commercial Aircraft Products segment consists of eight principal operating units while the Business Jet Products and Fastener Distribution segments consist of two and one principal operating units, respectively. Such operating units have been aggregated for segment reporting purposes due to their similar nature. The Company evaluates segment performance based on segment operating income (loss) excluding facility consolidation and personnel transition costs.

       Each segment reports its results of operations and makes requests for capital expenditures and acquisition funding to the Company's chief operational decision-making group. This group is presently comprised of the Chairman, the President and Chief Executive Officer, and the Corporate Senior Vice President of Administration and Chief Financial Officer. Each operating segment has separate management teams and infrastructures dedicated to providing a full range of products and services to their customers.

       The following table presents net sales and other financial information by business segment:

                                             THREE MONTHS ENDED                     SIX MONTHS ENDED
                                      --------------       --------------    -------------    ---------------
                                         June 30,             June 30,          June 30,          June 30,
                                           2003                 2002             2003              2002
                                      --------------       --------------    -------------    ---------------
Commercial Aircraft Products
   Net sales                              $  107.9              $  104.7       $   218.5         $  207.8
   Operating earnings (loss)                  (2.1)   (A)            4.3            (1.1)             9.1

Business Jet Products
   Net sales                                  18.1                  20.9            36.5             41.3
   Operating earnings                          0.4    (B)            4.1             2.1              6.5

Fastener Distribution
   Net sales                                  25.8                  25.6            51.5             48.1
   Operating earnings                          5.5                   5.4             9.8              8.9

Consolidated
   Net sales                                 151.8                 151.2           306.5            297.2
   Operating earnings                          3.8                  13.8            10.8             24.5


(A) Includes $5.2 of consolidation costs and inefficiencies at the Dafen, Wales galley operations, $1.5 negative impact from foreign exchange, and $3.8 of charges primarily related to provisions for accounts receivable, inventories and properties held for sale.
(B) Includes approximately $0.6 of charges related to provisions for accounts receivable and inventories. Also includes the negative impact of the 43% decline in business jet deliveries during the first half of 2003 (as compared with the prior year) and start-up costs associated with VIP and super premium international first class aircraft programs.

                               BE AEROSPACE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
            (Unaudited - Dollars In Millions, Except Per Share Data)

Note 8.    Net Loss Per Common Share

        Basic net loss per common share is computed using the weighted average common shares outstanding during the period. Diluted net loss per common share is computed by using the average share price during the period when calculating the dilutive effect of stock options. Shares outstanding for the periods presented were as follows (in millions):

                                                       THREE MONTHS ENDED              SIX MONTHS ENDED
                                                  --------------   -------------   ------------ -------------
                                                     June 30,        June 30,       June 30,      June 30,
                                                       2003            2002           2003          2002
                                                  --------------   -------------   ------------ -------------
Weighted average common shares                          35.8            34.7          35.6           34.6
                                                        ====            ====          ====           ====
Diluted shares outstanding                              35.8            34.7          35.6           34.6
                                                        ====            ====          ====           ====


        The Company excluded dilutive securities of 1.3 million and 1.0 million from the calculation of loss per share for the three and six months ended June 30, 2002. There were no securities that qualified as dilutive for the three and six months ended June 30, 2003.

Note 9.    Comprehensive Income (Loss)
           --------------------------

        Comprehensive income (loss) is defined as all changes in a company's net assets except changes resulting from transactions with shareholders. It differs from net loss in that certain items currently recorded to equity would be a part of comprehensive income (loss). The following table sets forth the computation of comprehensive income (loss) for the periods presented:

                                                       THREE MONTHS ENDED               SIX MONTHS ENDED
                                                  ---------------  -------------    ------------ -------------
                                                     June 30,        June 30,        June 30,      June 30,
                                                       2003            2002            2003          2002
                                                  ---------------  -------------    ------------ -------------
Net loss                                               $ (14.1)        $ (3.2)        $(24.9)        $ (9.1)
Other comprehensive earnings:
   Foreign exchange translation
   adjustment                                              3.8            7.2            5.1            6.0
                                                       -------         ------         ------         ------
Comprehensive income (loss)                            $ (10.3)        $  4.0         $(19.8)        $ (3.1)
                                                       =======         ======         ======         ======

Note 10.   Recent Accounting Pronouncements

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

                               BE AEROSPACE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
            (Unaudited - Dollars In Millions, Except Per Share Data)

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

       In April 2003, the FASB issued SFAS No. 149, "Amendment to Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, with exceptions for certain provisions. The Company does not believe that the adoption of SFAS No. 149 on July 1, 2003 will have a significant impact on its financial statements.

       In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity," which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope, which may have previously been reported as equity, as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not believe that the adoption of SFAS No. 150 on July 1, 2003 will have a significant impact on its financial statements.

                               BE AEROSPACE, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        (Dollars In Millions, Except Share Data)

       The following discussion and analysis addresses the results of the Company's operations for the three months ended June 30, 2003, as compared to the Company's results of operations for the three months ended June 30, 2002. The discussion and analysis then addresses the results of the Company's operations for the six months ended June 30, 2003, as compared to the Company's results of operations for the six months ended June 30, 2002. The discussion and analysis also addresses the liquidity and financial condition of the Company and other matters.

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

       The onset of war in Iraq and the Severe Acute Respiratory Syndrome (SARS) virus outbreak during the first quarter of 2003 have caused most major carriers to experience sharply lower air travel. The reduced air travel forced carriers worldwide to make further cuts in capacity and workforce. Ten thousand airline jobs were eliminated during the first week of the war in Iraq. Industry sources indicate that SARS had a more significant negative impact on the airlines than the Iraq war. Asia Pacific carriers suffered back-to-back drops of 45% to 50% in international air travel in April and May. For those same two months, travel on U.S. carriers was down 6% to 7%. Steep losses have continued during calendar 2003.

       Reflecting the above events, the airlines have parked over 2,200 aircraft and over the past two years 17 airlines worldwide have sought bankruptcy protection or ceased operations.

       The business jet industry is also experiencing a severe downturn. Several business jet manufacturers are further reducing production of new business jets, shutting production lines for periods of four to six weeks and furloughing factory workers. Deliveries of new business jets were down 43% for the first six months of 2003 compared to the same period last year. Industry sources expect about 250 new business jet deliveries in the second half of the current year, about 33% fewer than last year, and an annualized decrease of about 45% as compared to the 900 new aircraft delivered in 2001.

       The foregoing factors have resulted in an approximate 30% reduction in demand for the Company's products. While industry conditions have improved somewhat since the onset of the Iraq War and following the substantial reduction in the number of reported SARS cases, the U.S. airline industry remains in a state of financial crisis. The domestic airlines are seeking to conserve cash, by deferring or eliminating cabin interior refurbishment programs and deferring or canceling aircraft purchases. Further, the reduction in new business jet production is negatively impacting demand for the Company's products. This has caused a substantial contraction in the Company's business, the extent and duration of which cannot be determined at this time. The Company expects these adverse industry conditions to have a material adverse impact on its results of operations and financial condition until such time as conditions in the commercial airline and business jet industries improve. While management has developed and implemented what it believes is an aggressive cost reduction plan to counter these difficult conditions, it cannot guarantee that the plans are adequate or will be successful.

                               BE AEROSPACE, INC.


       We have recorded approximately $112 in charges and $48.0 in facility consolidation and integration costs since October 2001 (approximately $70.0 are cash costs). We expect consolidation costs for the remainder of 2003 to total $1.0 to $2.0, which will be recorded in the third quarter.

                               BE AEROSPACE, INC.

    THREE MONTHS ENDED JUNE 30, 2003, AS COMPARED TO THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2002

       Consolidated net sales for the three months ended June 30, 2003 were $151.8, which is $0.6 or 0.4% greater than net sales of $151.2 for the same period in the prior year. Sales for both periods were negatively impacted by the airline industry crisis. Management estimates that sales are down approximately 30% compared to pro forma annualized pre-September 2001 levels, adjusted for acquisitions.

       Sales within the commercial aircraft products segment were $107.9 or 3.1% greater than sales in the same period in the prior year, which was also negatively impacted by conditions in the airline industry. Sales within the business jet segment were $18.1 or 13.4% lower than the prior year, reflecting a 43% decline in business jet deliveries during the January to June 2003 period compared to the same period last year. Second quarter fastener distribution sales were $25.8 or 0.8% higher than the prior year due to market share gains.

       Gross profit was $39.8, or 26.2% of net sales, for the quarter ended June 30, 2003 compared to $51.4, or 34.0% of net sales, in the same period of the prior year. The year-over-year decrease in gross margin was primarily due to very poor operating performance during the wind-down period at our Dafen, Wales galley operations. Gross margins were also negatively impacted in the current quarter due to the strengthening of the Euro and British pound against the U.S. dollar, charges to reduce inventories to net realizable value, and a significant decrease in the number of executive jet seats sold, offset by an increase in VIP aircraft revenues, which had very low margins due to start-up costs.

       Selling, general and administrative expenses were $26.1 or 17.2% of net sales for the three-month period as compared to $28.3 or 18.7% of net sales during the same period in the prior year. Following the closure of our Dafen facility we now expect that our selling, general and administrative expenses will remain at about this level for the balance of calendar 2003.

       Research, development and engineering expenses were $9.9 or 6.5% of net sales for the three months ended June 30, 2003, as compared with $9.3 or 6.2% of net sales for the same period in the prior year. The increase in expenses was attributable to development activities associated with Airbus A380 new product development programs.

       During the quarter we received $9.0 in connection with the resolution of final matters related to the 1999 sale of our In-Flight Entertainment business, offset by current period charges totaling $7.0 primarily related to inventories, increasing our allowance for bad debts, and reducing properties held for sale to estimated current values.

       Due to the factors cited above, the Company generated operating earnings of $3.8 or 2.5% of net sales for the current quarter. This was $10.0 or 72.5% lower than operating earnings of $13.8 or 9.1% of net sales for the same period in the prior year.

       Interest expense, net was $17.2 for the quarter ended June 30, 2003, or $0.2 greater than interest expense, net of $17.0 for the same period in the prior year.

        Income tax expense for the current three-month period was $0.7 as compared to no expense in the same period in the prior year. The increase was due to taxes on foreign earnings that cannot be offset with domestic tax loss carryforwards.

       Net loss was $14.1 or $0.39 per share for the current quarter as compared to a net loss of $3.2 or $0.09 per share for the same period last year.


                  [Remainder of page intentionally left blank]

                               BE AEROSPACE, INC.

    SIX MONTHS ENDED JUNE 30, 2003, AS COMPARED TO THE RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2002

       Consolidated net sales for the six months ended June 30, 2003, were $306.5, which is $9.3 or 3.1% greater than net sales of $297.2 for the same period in the prior year. Sales for both periods were negatively impacted by the airline industry crisis and downturn in the business jet industry. Management estimates that sales are down approximately 30% compared to pro forma annualized pre-September 2001 levels, adjusted for acquisitions.

       Sales within the commercial aircraft products segment were $218.5 or 5.1% greater than sales in the same period in the prior year, which was also negatively impacted by conditions in the airline industry. Sales within the business jet segment were $36.5 or 11.6% lower than the prior year, reflecting a 43% decline in business jet deliveries during the January to June 2003 period compared to the same period last year. Fastener distribution sales were $51.5 or 7.1% higher than the prior year due to market share gains.

       Gross profit was $86.2, or 28.1% of net sales, for the quarter ended June 30, 2003 compared to $100.5, or 33.8% of net sales, in the same period of the prior year. The decrease in gross profit for the six-month period is primarily due to the factors cited above which negatively impacted our second quarter performance.

       Selling, general and administrative expenses were $54.6 or 17.8% of net sales for the six-month period as compared to $56.9 or 19.1% of net sales during the same period in the prior year.

       Research, development and engineering expenses were $20.8 or 6.8% of net sales for the six months ended June 30, 2003, as compared with $19.1 or 6.4% of net sales for the same period in the prior year. The increase in expenses was attributable to development activities associated with new product development programs for the Airbus A380 aircraft.

       During the period we received $9.0 in connection with the resolution of final matters related to the 1999 sale of our In-Flight Entertainment business, offset by current period charges totaling $7.0 primarily related to inventories, increasing our allowance for bad debts, and reducing properties held for sale to estimated current values.

       Due to the factors cited above, the Company generated operating earnings of $10.8 or 3.5% of net sales for the six-month period. This was $13.7 or 55.9% lower than operating earnings of $24.5 or 8.2% of net sales for the same period in the prior year.

       Interest expense, net was $34.0 for the six months ended June 30, 2003, or $0.4 greater than interest expense, net of $33.6 for the same period in the prior year.

        Income tax expense for the current six-month period was $1.7 as compared to no expense in the same period in the prior year. The increase was due to taxes on foreign earnings that cannot be offset with domestic tax loss carryforwards.

       Net loss was $24.9 or $0.70 per share for the current six-month period as compared to a net loss of $9.1 or $0.26 per share for the same period last year.


                  [Remainder of page intentionally left blank]

                               BE AEROSPACE, INC.

LIQUIDITY AND CAPITAL RESOURCES

Current Financial Condition

    Our liquidity requirements consist of working capital needs, cash requirements for our facility consolidation and personnel reduction programs, ongoing capital expenditures and payments of interest and principal on our indebtedness. Our primary requirements for working capital are directly related to the level of our operations; working capital primarily consists of accounts receivable and inventories, which fluctuate with the sales of our products. Our working capital was $197.1 as of June 30, 2003, as compared to $262.9 as of December 31, 2002. The decrease in working capital is primarily due to the $65.0 paydown of our Amended Bank Credit Facility (as defined below). Of this $65.0 paydown, $50.0 may be reborrowed in the future, subject to the terms of our Amended Bank Credit Facility.

    At June 30, 2003, our cash and cash equivalents were $69.9, as compared to $156.9 at December 31, 2002. This decrease in cash was primarily due to a $65.0 paydown of our Amended Bank Credit Facility, our net loss and other changes in working capital.

 Cash Flows

    At June 30, 2003, our cash and bank credit available under our Amended Bank Credit Facility was $119.4 compared to $157.3 at December 31, 2002. Cash used in operating activities was $14.3 for the six months ended June 30, 2003. The primary use of cash was a net loss of $24.9 and $6.4 of uses related to changes in our operating assets and liabilities offset by non-cash charges from amortization and depreciation of $14.4.

    During the six months ended June 30, 2003, we used $65.0 of cash to pay down our Amended Bank Credit Facility ($50.0 of which may be reborrowed in the future, subject to the terms of such agreement).

Capital Spending

    Our capital expenditures were $7.3 and $8.8 during the six months ended June 30, 2003 and June 30, 2002, respectively. The period over period decrease in capital expenditures is in line with our expectation for annual capital expenditures of approximately $15.0 for the next several years. We have no material commitments for capital expenditures. We have, in the past, generally funded our capital expenditures from cash from operations and funds available to us under our Amended Bank Credit Facility. We expect to fund future capital expenditures from cash on hand, from operations and from funds available to us under our Amended Bank Credit Facility. In addition, since 1989, we have completed 23 acquisitions for an aggregate purchase price of approximately $980.0. Following these acquisitions, we rationalized the businesses, reducing headcount by nearly 4,400 employees and eliminating 22 facilities. The cost of these actions through June 30, 2003 was approximately $341, the cash portion of which was approximately $210. We have financed these acquisitions primarily through issuances of debt and equity securities, including our outstanding 8% Notes due 2008, 8 7/8% Notes due 2011, the 9 1/2% Notes due 2008 and the Amended Bank Credit Facility.



                  [Remainder of page intentionally left blank]

                               BE AEROSPACE, INC.

Outstanding Debt and Other Financing Arrangements

    In January and March 2003, we obtained amendments to the $150.0 credit facility with JPMorgan Chase Bank (the "Amended Bank Credit Facility"). The Amended Bank Credit Facility reduced the total commitments to $135.0 during January 2003 (of which $30.0 may be utilized for acquisitions). The Amended Bank Credit Facility provides for another $15.0 reduction in facility size to $120.0 at December 31, 2004. The Amended Bank Credit Facility expires in August 2006 and is collateralized by substantially all of our assets. At June 30, 2003, indebtedness under the Amended Bank Credit Facility consisted of outstanding borrowings of $79.0 (bearing interest 350 basis points over the Eurodollar rate, or approximately 4.6% at June 30, 2003) and letters of credit aggregating approximately $6.5. Other than the $15.0 reduction in facility size at December 31, 2004, the Amended Bank Credit Facility requires no principal payments or other reductions until 2006. The amount available under the Amended Bank Credit Facility was $49.5 as of June 30, 2003. The Amended Bank Credit Facility contains customary affirmative covenants, negative covenants and conditions of borrowing, which were met as of June 30, 2003. The interest cost on the Amended Bank Credit Facility may increase or decrease in the event of certain changes to our financial leverage ratios.

    Long-term debt consists principally of our 8% Notes, 8 7/8% Notes and 9 1/2% Notes (the "Notes"). The $250.0 of 8% Notes mature on March 1, 2008, the $250.0 of 8 7/8% Notes mature on May 1, 2011 and the $200.0 of 9 1/2% Notes mature on November 1, 2008. The Notes are unsecured senior subordinated obligations and are subordinated to all of our senior indebtedness. Each of the Notes contain restrictive covenants, including limitations on future indebtedness, restricted payments, transactions with affiliates, liens, dividends, mergers and transfers of assets, which we met as of June 30, 2003. A breach of such covenants, or the covenants under our bank credit facility, that continues beyond any grace period can constitute a default, which can limit the ability to borrow and can give rise to a right of the lenders to terminate the applicable facility and/or require immediate repayment of any outstanding debt.

Contractual and Other Obligations

    The following charts reflect our contractual obligations and commercial cash commitments as of June 30, 2003. Commercial commitments include lines of credit, guarantees and other potential cash outflows resulting from a contingent event that requires performance by us or our subsidiaries pursuant to a funding commitment.



Contractual Obligations             2003         2004        2005       2006        2007      Thereafter     Total
                                 ------------ ------------ ---------- ---------- ----------- ------------- -------------
Long-term debt                      $1.5        $ 2.2        $0.7       $79.7       $3.6       $699.7        $787.4
Operating leases                     5.6          7.8         6.9         6.1        6.0         44.3          76.7
                                    ----        -----        ----       -----       ----       ------        ------
Total                               $7.1        $10.0        $7.6       $85.8       $9.6       $744.0        $864.1
                                    ====        =====        ====       =====       ====       ======        ======

Commercial Commitments
Letters of Credit                   $ --        $ --         $ --       $ 6.5       $ --       $   --        $  6.5


    We believe that our cash flows provide us with the ability to fund our operations, make planned capital expenditures, make scheduled payments and refinance our indebtedness for the foreseeable future. However, such cash flows are dependent upon our future operating performance, which, in turn, is subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control.

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

                               BE AEROSPACE, INC.

Off-Balance Sheet Arrangements - Lease Arrangements

    We finance our use of certain equipment under committed lease arrangements provided by various institutions. Since the terms of these arrangements meet the accounting definition of operating lease arrangements, the aggregate sum of future minimum lease payments is not reflected on our consolidated balance sheet. At June 30, 2003, future minimum lease payments under these arrangements approximated $76.7.

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

    Product Warranty Costs - Estimated costs related to product warranties are accrued at the time products are sold. In estimating our future warranty obligations, we consider various relevant factors, including our stated warranty policies and practices, the historical frequency of claims and the cost to replace or repair our products under warranty. The following table provides a reconciliation of the activity related to our accrued warranty expense:

                                                               Charges to              Costs
                               December 31, 2002           Costs and Expenses         Incurred       June 30, 2003
                           ---------------------------- --------------------------- -------------- --------------------
  Product warranty                    $8.9                        $3.2                 $(2.6)             $9.5


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

    In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of SFAS No. 123." This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The adoption of SFAS No. 148 on January 1, 2003 did not have a material impact on our financial statements (as we have no plans to adopt the fair value method).

    In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others", an interpretation of FIN No. 5, 57 and 107, and rescission of FIN No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others". FIN No. 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, while the provisions of the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of the recognition provisions of FIN No. 45 did not have a material impact on our consolidated financial statements.

    In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Entities", an interpretation of Accounting Research Bulletin No. 51. FIN No. 46 requires that variable interest entities be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. FIN No. 46 also requires disclosures about variable interest entities that companies are not required to consolidate but in which a company has a significant variable interest. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements for entities established prior to January 31, 2003 will apply in the interim period beginning after June 15, 2003 and the disclosure requirements will apply in all financial statements issued after January 31, 2003. We adopted FIN No. 46 on January 31, 2003 with no material impact on our consolidated financial statements (as we do not currently have any variable interest entities).

    In April 2003, the FASB issued SFAS No. 149, "Amendment to Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments, embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, with exceptions for certain provisions. We do not believe that the adoption of SFAS No. 149 on July 1, 2003 will have a significant impact on our financial statements.

                               BE AEROSPACE, INC.

    In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity," which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope, which may have previously been reported as equity, as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We do not believe that the adoption of SFAS No. 150 on July 1, 2003 will have a significant impact on our financial statements.

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

Inventories

    We value our inventories at the lower of cost or market. We regularly review inventory quantities on hand and record a provision for excess and obsolete inventories based primarily on historical usage and on our estimated forecast of product demand and production requirements. As demonstrated since the events of September 11, 2001, demand for our products can fluctuate significantly. Our estimates of future product demand may prove to be inaccurate, in which case we may have understated or overstated the provision required for excess and obsolete inventories. In the future, if our inventories are determined to be overvalued, we would be required to recognize such costs in our cost of goods sold at the time of such determination. Likewise, if our inventories are determined to be undervalued, we may have over-reported our costs of goods sold in previous periods and would be required to recognize such additional operating income at the time of sale.

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

    Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance of $124.4 million as of June 30, 2003, due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain net operating income losses carried forward, before they expire. The valuation allowance is based on our estimates of taxable income by jurisdictions in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to establish an additional valuation allowance which could materially impact our financial position and results of operations.

DEPENDENCE UPON CONDITIONS IN THE AIRLINE INDUSTRY

    The September 11, 2001 terrorist attacks have severely impacted conditions in the airline industry. For the first time in the history of commercial aviation, all domestic airlines were grounded for a period of three days. According to industry sources, since resuming service, most major U.S. carriers have substantially reduced their flight schedules. Airlines worldwide have parked or retired approximately 15% of their fleets. During 2002, several U.S. airlines announced further fleet downsizing, workforce reductions and other cost reduction initiatives. The airlines have further responded by decreasing domestic airfares to levels not seen since 1988. Domestic airline revenues are down 24% since 2000. As a result of the double-digit decline in both traffic and airfares following the September 11, 2001 terrorist attacks, and their aftermath, as well as other factors, such as the weakening economy, the world airline industry lost a total of $25 billion in calendar 2001 and 2002. The airline industry crisis caused 17 airlines worldwide to declare bankruptcy or cease operations in the past two years.

    The onset of war in Iraq and the Severe Acute Respiratory Syndrome (SARS) virus outbreak during the first quarter of 2003 have caused most major carriers to experience sharply lower air travel, compared to prior-year figures which were already depressed by the events of September 11, 2001 and the industry downturn. Asia Pacific carriers suffered back-to-back drops of 45% to 50% in international air travel in April and May 2003. For those same two months, travel on U.S. carriers was down 6% to 7%. Estimates indicate that the U.S. airlines alone could lose nearly $11 billion during calendar 2003 as a result of the combined impact of these recent events.

                               BE AEROSPACE, INC.

    The reduced air travel is forcing carriers worldwide to make further cuts in capacity and workforce. Ten thousand airline jobs were eliminated in the first week of the war in Iraq. The business jet industry has also been experiencing a severe downturn. Several business jet airframe manufacturers recently announced plans to further reduce production of new business jets. Industry sources expect new business jet deliveries to be at least 20% lower for calendar 2003 as compared to calendar 2002, and about 35% lower compared to 2001. In the second half of the current year, industry sources expect about 250 new business jet deliveries, about 33% lower than last year and an annualized decrease of about 45% as compared to the 900 new aircraft delivered in 2001.

    Accordingly, the airlines are seeking to conserve cash in part by deferring or eliminating cabin interior refurbishment programs and deferring or canceling aircraft purchases. Further, the reduction in new business jet production will negatively impact demand for our products. This has caused a substantial contraction in our business, the extent and duration of which cannot be determined at this time. We expect these adverse industry conditions to have a material adverse impact on our results of operations and financial condition until such time as conditions in the commercial airline and business jet industries improve. While management has developed and implemented what it believes is an aggressive cost reduction plan to counter these difficult conditions, it cannot guarantee that the plans are adequate or will be successful.

FORWARD-LOOKING STATEMENTS

    This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding implementation and expected benefits of lean manufacturing and continuous improvement programs, the Company's dealings with customers and partners, the consolidation of facilities, reduction of our workforce, integration of acquired businesses, ongoing capital expenditures, the impact of the large number of indefinitely grounded aircraft on demand for our products and our underlying assets, the adequacy of funds to meet the Company's capital requirements, the ability to refinance our indebtedness, if necessary, the reduction of debt, the potential impact of new accounting pronouncements and the impact on our business from the September 11, 2001 terrorist attacks. These forward-looking statements include risks and uncertainties, and the Company's actual experience may differ materially from that anticipated in such statements. Factors that might cause such a difference include those discussed in the Company's filings with the Securities and Exchange Commission, including its most recent proxy statement and Form 10-K, as well as future events that may have the effect of reducing the Company's available operating income and cash balances, such as unexpected operating losses, the impact of rising fuel prices on our airline customers, outbreaks or escalations of national or international hostilities, terrorist attacks, prolonged health issues which reduce air travel demand (e.g. SARS), delays in, or unexpected costs associated with, the integration of our acquired businesses, conditions in the airline industry, problems meeting customer delivery requirements, the Company's success in winning new or expected refurbishment contracts from customers, capital expenditures, cash expenditures related to possible future acquisitions, facility closures, product transition costs, labor disputes involving us, our significant customers or airframe manufacturers, the possibility of a write-down of intangible assets, delays or inefficiencies in the introduction of new products or fluctuations in currency exchange rates.



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

       From time to time, the Company and its foreign subsidiaries may enter into foreign currency exchange contracts to manage risk on transactions conducted in foreign currencies. At June 30, 2003, we had no outstanding forward currency exchange contracts. We did not enter into any other derivative financial instruments.

       Interest rates - At June 30, 2003, we had adjustable rate debt of $79.0 and fixed rate debt of $708.4. The weighted average interest rate for the adjustable and fixed rate debt was approximately 4.6% and 8.7%, respectively, at June 30, 2003. If interest rates were to increase by 10% above current rates, the estimated net impact on our financial statements would be to reduce pretax income annually by approximately $0.3. We do not engage in transactions to hedge our exposure to changes in interest rates.

ITEM 4.  CONTROLS AND PROCEDURES

       Our principal executive officer and our principal financial officer, after evaluating, together with management, the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report, have concluded that, as of such date, our disclosure controls and procedures were adequate and effective to ensure that material information relating to our Company and its consolidated subsidiaries would be made known to them by others within those entities.

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


PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                      Not applicable.

Item 2.   Changes in Securities and Use of Proceeds              Not applicable.

Item 3.   Defaults Upon Senior Securities                        Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders
          Annual meeting took place on June 19, 2003
      1. Class III Directors elected - Amin J. Khoury and Richard G. Hamermesh. Directors whose term of office continued after meeting (Class I and II)
         - Jim C. Cowart, Brian H. Rowe, Robert J. Khoury and
         Jonathan M. Schofield
      2. Amended the 1994 Employee Stock Purchase Plan
      3. Amended the 2001 Stock Option Plan

The number of shares voted for, against and abstained/withheld were as follows:

                                                                                          Abstain/
                                                               For          Against       Withheld       Unvoted
                                                         --------------- ------------- -------------- ------------
1. Election of Class III Directors
   Amin J. Khoury                                           26,114,777            --      3,919,209           --
   Richard G. Hamermesh                                     27,106,054            --      2,927,932           --
2. Proposal to amend the 1994 Employee Stock Purchase
   Plan                                                     26,711,633     3,267,934         54,419           --
3. Proposal to amend the 2001 Stock Option Plan             20,395,015     9,452,846        186,125           --



Item 5.   Other Information                                      Not applicable.

Item 6.   Exhibits and Reports on Form 8-K


          a.   Exhibits


          Exhibit 31       Rule 13a-14(a)/15d-14(a) Certifications

          31.1   Certification of Chief Executive Officer*

          31.2   Certification of Chief Financial Officer*

          Exhibit 32       Section 1350 Certifications

          32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350*

          32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350*


b.       Reports

          Form 8-K, dated April 21, 2003 and filed April 22, 2003 under Items 5, 7 and 9, includes a press release containing earnings information.



---------------
*Filed herewith.

                               BE AEROSPACE, INC.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               BE AEROSPACE, INC.






Date:  August 5, 2003          By: /s/ Robert J. Khoury
                                   --------------------
                                   Robert J. Khoury
                                   President and
                                   Chief Executive Officer





Date:  August 5, 2003          By: /s/ Thomas P. McCaffrey
                                   -----------------------
                                   Thomas P. McCaffrey
                                   Corporate Senior Vice President of
                                   Administration and Chief Financial Officer