Form 10-Q
period 2003-09-30
BE AEROSPACE INC
filed 2003-11-10
CIK 861361

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q



                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



                For The Quarterly Period Ended September 30, 2003



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

     The registrant has one class of common stock, $0.01 par value, of which 36,593,889 shares were outstanding as of November 5, 2003.

                               BE AEROSPACE, INC.

               Form 10-Q for the Quarter Ended September 30, 2003

                                Table of Contents

                                                                            Page

Part I Financial Information

Item 1. Condensed Consolidated Financial Statements (Unaudited)

     a) Condensed Consolidated Balance Sheets
        as of September 30, 2003 and December 31, 2002.........................3

     b) Condensed Consolidated Statements of Operations for the Three and Nine Months ended September 30, 2003 and September 30, 2002..4

     c) Condensed Consolidated Statements of Cash Flows for the
        Nine Months ended September 30, 2003 and September 30, 2002............5

     d) Notes to Condensed Consolidated Financial Statements...................6

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations.............................................13

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

Item 4. Submission of Matters to a Vote of Security Holders...................26

Item 5. Other Information.....................................................26

Item 6. Exhibits and Reports on Form 8-K......................................26

        Signatures............................................................27

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                               BE AEROSPACE, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                    (Dollars in millions, except share data)


                                                                               September 30, 2003             December 31, 2002
                                                                            --------------------------    --------------------------
ASSETS

Current assets:
    Cash and cash equivalents                                                            $ 60.4                       $  156.9
    Accounts receivable - trade, less allowance for doubtful
        accounts of $3.2 (September 30, 2003)
        and $3.9 (December 31, 2002)                                                       82.5                           73.8
    Inventories, net                                                                      165.2                          163.2
    Other current assets                                                                   12.4                           22.8
                                                                                         ------                       --------
        Total current assets                                                              320.5                          416.7

Property and equipment, net                                                               106.6                          115.5
Goodwill                                                                                  350.1                          344.7
Identifiable intangible assets, net                                                       159.5                          165.2
Other assets, net                                                                          27.8                           25.0
                                                                                         ------                       --------
                                                                                         $964.5                       $1,067.1
                                                                                         ======                       ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                                     $ 53.2                       $   67.3
    Accrued liabilities                                                                    73.3                           69.6
    Current maturities of long-term debt                                                    3.2                           16.9
                                                                                         ------                       --------
        Total current liabilities                                                         129.7                          153.8

Long-term debt, net of current maturities                                                 784.4                          836.0
Other non-current liabilities                                                               6.8                            8.0

Commitments, contingencies and off-balance sheet arrangements (Note 6)

Stockholders' equity:
    Preferred stock, $0.01 par value; 1.0 million shares
        authorized; no shares outstanding                                                   --                              --
    Common stock, $0.01 par value; 100 million shares
        authorized; 36.6 million (September 30, 2003) and
        35.2 million (December 31, 2002) shares issued
        and outstanding                                                                     0.4                            0.3
    Additional paid-in capital                                                            413.2                          410.1
    Accumulated deficit                                                                  (363.5)                        (329.5)
    Accumulated other comprehensive loss                                                   (6.5)                         (11.6)
                                                                                         ------                       --------
        Total stockholders' equity                                                         43.6                           69.3
                                                                                         ------                       --------
                                                                                         $964.5                       $1,067.1
                                                                                         ======                       ========


See accompanying notes to condensed consolidated financial statements.

                               BE AEROSPACE, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                  (Dollars in millions, except per share data)


                                                              THREE MONTHS ENDED                NINE MONTHS ENDED
                                                         ------------------------------   -------------------------------
                                                           September       September        September       September
                                                            30, 2003       30, 2002          30, 2003        30, 2002
                                                         --------------- --------------   --------------- ---------------
Net sales                                                    $154.5         $152.5           $461.0          $449.7

Cost of sales                                                 109.4          106.3            329.7           303.0
                                                             ------         ------           ------          ------

Gross profit                                                   45.1           46.2            131.3           146.7

Operating expenses:

  Selling, general and administrative                          25.1           28.0             79.7            84.9
  Research, development and engineering                        11.7            9.8             32.5            28.9
                                                             ------         ------           ------          ------
  Total operating expenses                                     36.8           37.8            112.2           113.8
                                                             ------         ------           ------          ------

Operating earnings                                              8.3            8.4             19.1            32.9

Interest expense, net                                          16.9           16.9             50.9            50.5
                                                             ------         ------           ------          ------

Loss before income taxes                                       (8.6)          (8.5)           (31.8)          (17.6)

Income taxes                                                    0.5            0.9              2.2             0.9
                                                             ------         ------           ------          ------

Net loss                                                     $ (9.1)        $ (9.4)          $(34.0)         $(18.5)
                                                             ======         ======           ======          ======

Loss per common share:

  Basic and diluted                                          $(0.25)        $(0.27)          $(0.95)         $(0.53)
                                                             ======         ======           ======          ======


See accompanying notes to condensed consolidated financial statements.

                               BE AEROSPACE, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                              (Dollars in millions)


                                                                                         NINE MONTHS ENDED
                                                                            ---------------------------------------------
                                                                                 September               September
                                                                                 30, 2003                30, 2002
                                                                            --------------------   ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                     $ (34.0)               $ (18.5)
    Adjustments to reconcile net loss to net cash flows
         (used in) provided by operating activities:
         Depreciation and amortization                                              21.4                   24.9
         Non-cash employee benefit plan contributions                                1.7                    1.7
         Loss on disposal of property and equipment                                  1.4                    1.3
    Changes in operating assets and liabilities, net of effect of acquisitions:
         Accounts receivable                                                        (6.7)                   7.6
         Inventories                                                                (0.3)                 (13.0)
         Other current assets                                                       11.0                   30.0
         Payables, accruals and other liabilities                                  (15.7)                 (33.6)
                                                                                 -------                -------
Net cash flows (used in) provided by operating activities                          (21.2)                   0.4
                                                                                 -------                -------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                            (8.8)                 (14.5)
    Proceeds from real estate sales                                                  2.3                   28.7
    Acquisitions, net of cash acquired                                              (2.7)                  (4.5)
    Change in intangible and other assets                                           (3.3)                   1.4
                                                                                 -------                -------
Net cash flows (used in) provided by investing activities                          (12.5)                  11.1
                                                                                 -------                -------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net payments under bank credit facilities                                      (65.0)                  (0.9)
    Proceeds from issuances of common stock, net of expenses                         1.4                    2.0
    Principal payments on long-term debt                                            (0.6)                  (1.1)
                                                                                 -------                -------
Net cash flows used in financing activities                                        (64.2)                    --
                                                                                 -------                -------

Effect of exchange rate changes on cash flows                                        1.4                    2.2
                                                                                 -------                -------

Net (decrease) increase in cash and cash equivalents                               (96.5)                  13.7

Cash and cash equivalents, beginning of period                                     156.9                  139.3
                                                                                 -------                -------

Cash and cash equivalents, end of period                                         $  60.4                $ 153.0
                                                                                 =======                =======

Supplemental disclosures of cash flow information:
Cash paid during period for:
    Interest, net                                                                $  44.3                $  45.8
    Income taxes, net                                                            $   1.5                $   1.8


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

       In October 2002, the Company changed its fiscal year end from the last Saturday in February to December 31, effective with the transition period ended on December 31, 2002. During March 2003, the Company reported the transition period in the Company's Annual Report on Form 10-K for the period ended December 31, 2002.

       Accounting for Stock-Based Compensation - The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for its stock option and stock purchase plans. Accordingly, no compensation cost has been recognized for its stock option and stock purchase plans. Had compensation cost for the Company's stock option and stock purchase plans been determined consistent with Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," the Company's net loss and net loss per share for the three and nine months ended September 30, 2003 and 2002, respectively, would have been the pro forma amounts indicated in the following table:

                                                      THREE MONTHS ENDED                NINE MONTHS ENDED
                                                -------------------------------   ------------------------------
                                                   September       September         September       September
                                                   30, 2003        30, 2002          30, 2003       30, 2002
                                                 --------------- ---------------   --------------- --------------
Net loss as reported                                $  (9.1)        $  (9.4)          $ (34.0)        $ (18.5)
    Expense per SFAS No. 123,
       fair value method, net of
       related tax effects                              0.8             2.2               2.9             5.4
                                                    -------         -------           -------         -------
Pro forma                                           $  (9.9)        $ (11.6)          $ (36.9)        $ (23.9)
                                                    -------         -------           -------         -------
Basic and diluted net loss per share:
    As reported                                     $ (0.25)        $ (0.27)          $ (0.95)        $ (0.53)
                                                    =======         =======           =======         =======
    Pro forma                                       $ (0.27)        $ (0.33)          $ (1.03)        $ (0.69)
                                                    =======         =======           =======         =======


                               BE AEROSPACE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
            (Unaudited - Dollars In Millions, Except Per Share Data)

Note 2.    Industry Conditions

       The September 11, 2001 terrorist attacks have severely impacted conditions in the airline industry. According to industry sources, since such attacks most major U.S. and a number of international carriers have substantially reduced their flight schedules, parked or retired portions of their fleets, reduced their workforce and implemented other cost reduction initiatives. The airlines have further responded by decreasing domestic airfares. As a result of the decline in both traffic and airfares following the September 11, 2001 terrorist attacks, and their aftermath, as well as other factors, such as the weakening economy and increases in fuel costs, the world airline industry lost a total of $25 billion in calendar 2001 and 2002. The airline industry crisis also caused 17 airlines worldwide to declare bankruptcy or cease operations in the past two years. The onset of war in Iraq and the Severe Acute Respiratory Syndrome (SARS) virus outbreak during the first quarter of 2003 further adversely affected the world airline industry. More recent trends indicate that the industry appears to be making a significant recovery, particularly in the second half of 2003.

       The business jet industry has also been experiencing a severe downturn, driven by weak economic conditions and poor corporate profits. In late 2002, all of the major business jet manufacturers announced plans to reduce or temporarily halt production of a number of aircraft types. Business jet airframe manufacturers announced further planned production cuts in early 2003. Deliveries of new business jets were down 33% for the first half of 2003 compared to the same period a year ago, and on an annualized basis were down almost 45% versus two years ago. New business jet deliveries are expected to remain depressed for the foreseeable future, according to industry forecasts.

       As a result of the foregoing, the airlines have been seeking to conserve cash in part by deferring or eliminating cabin interior refurbishment programs and deferring or canceling aircraft purchases. This, together with the reduction of new business jet production, has caused a substantial contraction in our business, the extent and duration of which cannot be determined at this time. The Company expects these adverse industry conditions to have a material adverse impact on our results of operations and financial condition until such time as conditions in the commercial airline and business jet industries improve. Additional events similar to those above could delay any recovery in the industry. While management has developed and implemented what it believes is an aggressive cost reduction plan to counter these difficult conditions, it cannot guarantee that the plans are adequate or will be successful. (See Note 3.)

Note 3.    Facility Consolidations and Other Special Charges

       The rapid decline in industry conditions described in Note 2 caused the Company to implement a facility consolidation and integration plan designed to re-align our capacity and cost structure with changed conditions in the airline industry. The facility consolidation and integration plan, which is substantially completed, included closing five facilities, relocating 12 major production lines and reducing workforce by approximately 1,500 employees, net of several hundred employees that were hired and trained to operate the relocated production lines. The total estimated cost of this program is approximately $166.0, including $76.0 of cash charges. Through September 30, 2003, the Company had incurred approximately $164.1 of costs related to this program, including $74.1 of cash costs. As of December 31, 2002, the Company had $3.8 of accrued severance and related costs. During the nine months ended September 30, 2003, the Company paid $3.3 of these costs (primarily related to the closure of its Dafen, Wales facility, which was closed on June 30, 2003), leaving $0.5 of such costs accrued as of September 30, 2003.

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

                                                            September 30, 2003                          December 31, 2002
                                                  ---------------------------------------     -------------------------------------
                                                                                 Net                                         Net
                                Useful Life       Original    Accumulated       Book           Original     Accumulated     Book
                                  (Years)           Cost      Amortization      Value            Cost      Amortization     Value
                                -------------     ---------- --------------- ------------     ------------ -------------- ---------
Acquired technologies               4-30           $  93.6        $16.7       $  76.9           $  93.2         $14.4      $  78.8
Trademarks and patents              7-30              25.7          9.8          15.9              26.0           8.5         17.5
Trademarks (nonamortizing)            --              20.6          --           20.6              19.4           --          19.4
Technical qualifications, plans     3-30              26.4         13.8          12.6              26.1          12.8         13.3
  and drawings
Replacement parts annuity
  and product approvals             3-30              40.0         20.1          19.9              39.2          18.2         21.0
Covenants not to compete and
  other identified intangibles      3-10              24.5         10.9          13.6              24.8           9.6         15.2
                                                   -------        -----       -------           -------         -----      -------
                                                   $ 230.8       $ 71.3       $ 159.5           $ 228.7         $63.5      $ 165.2
                                                   =======       ======       =======           =======         =====      =======

       In accordance with SFAS No. 142, the Company has completed the fair value analysis for goodwill and other intangible assets as of June 30, 2003, and concluded that no impairment existed. As of September 30, 2003, the Company believed that no indicators of impairment existed. Aggregate amortization expense on identifiable intangible assets was approximately $2.3 and $2.2 for the three months ended September 30, 2003 and 2002, and $6.8 and $7.7 for the nine months ended September 30, 2003 and 2002. Amortization expense is expected to be approximately $9.0 in each of the next five fiscal years.

       Changes to the original cost basis of goodwill during the nine months ended September 30, 2003 were due to an acquisition and foreign currency fluctuations. The change in the carrying amount of goodwill for the nine months ended September 30, 2003 is as follows:


Balance as of December 31, 2002                                  $ 344.7
Acquisition                                                          2.7
Effect of foreign currency translation                               2.7
                                                                 -------
Balance as of September 30, 2003                                 $ 350.1
                                                                 =======

       SFAS No. 142, which required the discontinuation of goodwill amortization, became effective for the Company on February 24, 2002. A reconciliation of reported net loss to net loss adjusted to reflect the adoption of the non-amortization provisions of SFAS No. 142 in the nine months ended September 30, 2003 and September 30, 2002 is as follows:

                                                                                    NINE MONTHS ENDED
                                                                      -----------------------------------------------
                                                                             September               September
                                                                             30, 2003                30, 2002
                                                                      ----------------------- -----------------------
               Net loss:
                   As reported                                                 $ (34.0)                $ (18.5)
                   Goodwill amortization, net of taxes                              --                     1.5
                                                                               -------                 -------
                   As adjusted                                                 $ (34.0)                $ (17.0)
                                                                               =======                 =======
              Basic and diluted loss per common share:
                   As reported                                                 $ (0.95)                $ (0.53)
                                                                               =======                 =======
                   As adjusted                                                 $ (0.95)                $ (0.49)
                                                                               =======                 =======

                               BE AEROSPACE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
            (Unaudited - Dollars In Millions, Except Per Share Data)

Note 5.    Long-Term Debt

       The Company amended its $150.0 credit facility with JPMorgan Chase Bank several times during 2003. The most recent amendment, effective on October 7, 2003, reduced the facility to $50.0 (the "Amended Bank Credit Facility"). The Amended Bank Credit Facility expires in August 2006, is collateralized by substantially all of the Company's assets and contains customary affirmative covenants, negative covenants and conditions of borrowings, all of which were met as of September 30, 2003.

       At September 30, 2003, indebtedness under the Amended Bank Credit Facility consisted of letters of credit aggregating approximately $6.5 and outstanding borrowings aggregating $79.0 (bearing interest at 400 basis points over the Eurodollar rate, or approximately 5.1% as of September 30,
    2003). The amount available under the Amended Bank Credit Facility was $34.5 as of September 30, 2003.

       Borrowings under this facility were repaid on October 7, 2003 with proceeds from a private offering of senior notes (See Note 11). Consequently, B/E currently has no bank borrowings outstanding. Available bank credit totaled $43.5 following the amendment effective on October 7, 2003, reflecting letters of credit totaling $6.5.

Note 6.    Commitments, Contingencies and Off-Balance Sheet Arrangements

       Sale-Leaseback Transactions -- During September 2002, the Company entered into two sale-leaseback transactions involving four of its facilities. Under the transactions, the facilities were sold for $27.0, net of transaction costs and have been leased back for periods ranging from 15 to 20 years. The leasebacks have been accounted for as operating leases. A gain of $4.8 resulting from the sales has been deferred and is being amortized to rent expense over the initial term of the leases.

       Lease Commitments -- The Company finances its use of certain facilities and equipment under committed lease arrangements provided by various institutions. Since the terms of these arrangements meet the accounting definition of operating lease arrangements, the aggregate sum of future minimum lease payments is not reflected on our consolidated balance sheet. At September 30, 2003, future minimum lease payments under these arrangements approximated $73.9.

       Legal Settlement -- In February 1999, the Company completed the sale of a 51% interest in its In-Flight Entertainment ("IFE") business to Sextant Avionique, Inc. ("Sextant"), a wholly-owned subsidiary of Sextant Avionique, S.A. (the "IFE Sale") for approximately $62.0 in cash. In October 1999, the Company completed the sale of its remaining 49% equity interest in IFE to Sextant. Terms of the agreement provided for the Company to receive two payments totalling $31.4, and a third payment based on actual sales and bookings as defined in the agreement (the "IFE obligations"). Sextant did not make any of the payments related to the IFE obligations in accordance with the terms of the purchase and sale agreement. The Company initiated arbitration proceedings to compel payment. Sextant counterclaimed against the Company, claiming various breaches of the IFE Sale agreements. In February 2003, an arbitration panel resolved the dispute by awarding BE Aerospace a net amount of $7.8, which was collected during the quarter ended March 31, 2003. During the quarter ended June 30, 2003, the Company received an additional $9.0 related to the resolution of the final matters associated with the IFE Sale.

       Indemnities, Commitments and Guarantees -- During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These indemnities include non-infringement of patents and intellectual property indemnities to the Company's customers in connection with the delivery, design, manufacture and sale of its products, indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease, and indemnities to other parties to certain acquisition agreements. The duration of these indemnities, commitments and guarantees varies, and in certain cases is indefinite. The Company believes that substantially all of these indemnities, commitments and guarantees provide for limitations on the maximum potential future payments the

                               BE AEROSPACE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
            (Unaudited - Dollars In Millions, Except Per Share Data)

    Company could be obligated to make. However, the Company is unable to estimate the maximum amount of liability related to its indemnities, commitments and guarantees because such liabilities are contingent upon the occurrence of events which are not reasonably determinable. Management believes that any liability for these indemnities, commitments and guarantees would not be material to the accompanying condensed consolidated financial statements. In accordance with FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others," no expenses have been accrued for indemnities, commitments and guarantees.

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

                                                     NINE MONTHS ENDED
                                             ----------------------------------
                                               September          September
                                               30, 2003            30, 2002
                                             --------------     ---------------
Beginning balance                                $   8.9              $ 10.0
Charges to costs and expenses                        4.4                 4.2
Costs incurred                                      (3.1)               (4.3)
                                             --------------     ---------------
Ending balance                                   $  10.2              $  9.9
                                             ==============     ===============

Note 7.    Segment Reporting

       The Company is organized based on the products and services it offers. Under this organizational structure, the Company has three reportable segments: Commercial Aircraft Products, Business Jet Products and Fastener Distribution. The Company's Commercial Aircraft Products segment consists of eight principal operating units while the Business Jet Products and Fastener Distribution segments consist of two and one principal operating units, respectively. Such operating units have been aggregated for segment reporting purposes due to their similar nature. The Company evaluates segment performance based on segment operating earnings (loss).

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

        The following table presents net sales and other financial information by business segment:

                                                THREE MONTHS ENDED                    NINE MONTHS ENDED
                                         ---------------------------------    ----------------------------------
                                           September          September         September          September
                                            30, 2003          30, 2002          30, 2003            30, 2002
                                         ---------------    --------------    --------------     ---------------
Commercial Aircraft Products
   Net sales                                 $ 113.7            $  106.4         $  332.2            $  314.2
   Operating earnings                            5.8                 1.0              4.7                10.1

Business Jet Products
   Net sales                                    14.5                22.4             51.0                63.7
   Operating earnings (loss)                    (1.4)                3.2              0.7                 9.7

Fastener Distribution
   Net sales                                    26.3                23.7             77.8                71.8
   Operating earnings                            3.9                 4.2             13.7                13.1

Consolidated
   Net sales                                   154.5               152.5            461.0               449.7
   Operating earnings                            8.3                 8.4             19.1                32.9

                               BE AEROSPACE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
            (Unaudited - Dollars In Millions, Except Per Share Data)

Note 8.    Net Loss Per Common Share

        Basic net loss per common share is computed using the weighted average common shares outstanding during the period. Diluted net loss per common share is computed by using the average share price during the period when calculating the dilutive effect of stock options. Shares outstanding for the periods presented were as follows (in millions):

                                                         THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                   -------------------------------    --------------------------------
                                                      September       September           September       September
                                                      30, 2003        30, 2002           30, 2003         30, 2002
                                                   --------------- ---------------    ---------------- ---------------
      Basic and diluted weighted average
      common shares                                     36.2            34.9               35.8             34.7
                                                        ====            ====               ====             ====

        The Company excluded potentially dilutive securities of 0.7 and 0.9 from the calculation of loss per share for the three and nine months ended September 30, 2002 as the effect of including these securities would be anti-dilutive. There were no securities that qualified as dilutive for the three and nine months ended September 30, 2003.

Note 9.    Comprehensive Loss

        Comprehensive loss is defined as all changes in a company's net assets except changes resulting from transactions with shareholders. It differs from net loss in that certain items currently recorded to equity would be a part of comprehensive loss. The following table sets forth the computation of comprehensive loss for the periods presented:

                                                     THREE MONTHS ENDED                   NINE MONTHS ENDED
                                              ----------------------------------    -------------------------------
                                                 September         September          September       September
                                                  30, 2003         30, 2002            30, 2003        30, 2002
                                              ----------------- ----------------    --------------- ---------------
Net loss                                           $(9.1)            $(9.4)              $(34.0)        $(18.5)
Other comprehensive earnings:
   Foreign exchange translation
   adjustment                                         --               2.6                  5.1            8.6
                                                   -----             -----               ------         ------
Comprehensive loss                                 $(9.1)            $(6.8)              $(28.9)        $ (9.9)
                                                   =====             =====               ======         ======


Note 10.   Recent Accounting Pronouncements

       In April 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 149, "Amendment to Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, with exceptions for certain provisions. The adoption of SFAS No. 149 on July 1, 2003 did not have a significant impact on the Company's financial statements.

       In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity," which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope, which may have previously been reported as equity, as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 on July 1, 2003 did not have a significant impact on the Company's financial statements.

                               BE AEROSPACE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
            (Unaudited - Dollars In Millions, Except Per Share Data)

Note 11.   Subsequent Event

       On October 7, 2003, the Company completed a $175.0 private offering of 8 1/2% senior notes due 2010. Estimated net proceeds of the offering totaled $168.9 and were used to repay all amounts outstanding under the Amended Bank Credit Facility, which totaled $79.0. The balance will be used for general corporate purposes. Interest on the notes is payable semiannually beginning on April 1, 2004. In connection with the notes offering, the Company amended its Amended Bank Credit Facility, reducing total commitments to $50.0. As a result of the notes offering, B/E now has no bank borrowings outstanding. Available bank credit totaled $43.5 following the amendment effective on October 7, 2003, reflecting letters of credit totaling $6.5.




                  [Remainder of page intentionally left blank]

                               BE AEROSPACE, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars In Millions, Except Share Data)

       The following discussion and analysis addresses the results of our operations for the three months ended September 30, 2003, as compared to our results of operations for the three months ended September 30, 2002. The discussion and analysis then addresses the results of our operations for the nine months ended September 30, 2003, as compared to our results of operations for the nine months ended September 30, 2002. The discussion and analysis also addresses our liquidity and financial condition and other matters.

    AIRLINE INDUSTRY CRISIS, BUSINESS JET INDUSTRY CHANGES AND THEIR IMPACT ON THE COMPANY

       The September 11, 2001 terrorist attacks have severely impacted conditions in the airline industry. According to industry sources, since such attacks most major U.S. and a number of international carriers have substantially reduced their flight schedules, parked or retired portions of their fleets, reduced their workforce and implemented other cost reduction initiatives. The airlines have further responded by decreasing domestic airfares. As a result of the decline in both traffic and airfares following the September 11, 2001 terrorist attacks, and their aftermath, as well as other factors, such as the weakening economy and increases in fuel costs, the world airline industry lost a total of $25 billion in calendar 2001 and 2002. The airline industry crisis also caused 17 airlines worldwide to declare bankruptcy or cease operations in the past two years. The onset of war in Iraq and the Severe Acute Respiratory Syndrome (SARS) virus outbreak during the first quarter of 2003 further adversely affected the world airline industry. More recent trends indicate that the industry appears to be making a significant recovery, particularly in the second half of 2003.

        The business jet industry has also been experiencing a severe downturn, driven by weak economic conditions and poor corporate profits. In late 2002, all of the major business jet manufacturers announced plans to reduce or temporarily halt production of a number of aircraft types. Business jet airframe manufacturers announced further planned production cuts in early 2003. Deliveries of new business jets were down 33% for the first half of 2003 compared to the same period a year ago, and on an annualized basis were down almost 45% versus two years ago. New business jet deliveries are expected to remain depressed for the foreseeable future, according to industry forecasts.

        As a result of the foregoing, the airlines have been seeking to conserve cash in part by deferring or eliminating cabin interior refurbishment programs and deferring or canceling aircraft purchases. This, together with the reduction of new business jet production, has caused a substantial contraction in our business, the extent and duration of which cannot be determined at this time. We expect these adverse industry conditions to have a material adverse impact on our results of operations and financial condition until such time as conditions in the commercial airline and business jet industries improve. While management has developed and implemented what it believes is an aggressive cost reduction plan to counter these difficult conditions, it cannot guarantee that the plans are adequate or will be successful.

       This rapid decline in industry conditions caused us to implement a facility consolidation and integration plan designed to re-align our capacity and our cost structure with changed conditions in the airline industry. The facility consolidation and integration plan, which is substantially completed, included closing five facilities, relocating 12 major production lines and reducing workforce by approximately 1,500 employees, net of several hundred employees that were hired and trained to operate the relocated production lines. We believe these initiatives will enable us to significantly expand profit margins when industry conditions improve and demand increases, and more effectively leverage our resources. The total estimated cost of this program is approximately $166.0, including $76.0 of cash charges. Through September 30, 2003, the Company had incurred approximately $164.1 of costs related to this program, including $74.1 of cash costs. We believe this program has eliminated over $45 of annual cash costs from our business.

                               BE AEROSPACE, INC.

       The following are unaudited condensed financial summaries for the three-month periods ended September 30, 2003, June 30, 2003, and September 30, 2002 and the nine-month periods ended September 30, 2003 and 2002:

                                                                           ($ in millions)
                                              --------------------------------------------------------------------------
                                                         THREE MONTHS ENDED                     NINE MONTHS ENDED
                                              -----------------------------------------    -----------------------------
                                                 Sept. 30,      June 30,    Sept. 30,         Sept. 30,     Sept. 30,
                                                   2003           2003         2002              2003          2002
                                              -------------- ------------- ------------    --------------- -------------

  Net sales                                       $154.5        $151.8        $152.5           $461.0         $449.7
  Gross profit                                      45.1          39.8          46.2            131.3          146.7
  Gross margin                                      29.2%         26.2%         30.3%            28.5%          32.6%
  Operating expenses                                36.8          36.0          37.8            112.2          113.8
                                              -------------- ------------- ------------    --------------- -------------
  Operating earnings                                 8.3           3.8           8.4             19.1           32.9
  Interest expense                                  16.9          17.2          16.9             50.9           50.5
                                              -------------- ------------- ------------    --------------- -------------
  Loss before income taxes                          (8.6)        (13.4)         (8.5)           (31.8)         (17.6)
  Income taxes                                       0.5           0.7           0.9              2.2            0.9
                                              -------------- ------------- ------------    --------------- -------------
  Net loss                                        $ (9.1)       $(14.1)       $ (9.4)          $(34.0)        $(18.5)
                                              ============== ============= ============    =============== =============




                  [Remainder of page intentionally left blank]

                               BE AEROSPACE, INC.

    THREE MONTHS ENDED SEPTEMBER 30, 2003, AS COMPARED TO THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002

    Sales for each of our segments are set forth in the following table:

                                                       THREE MONTHS ENDED:
                                         --------------------------------------------------
                                              September 30,             September 30,
                                                  2003                      2002                Change
                                         ------------------------- ------------------------ ----------------
   Commercial Aircraft Products                 $113.7                    $106.4                 $7.3
   Business Jet Products                          14.5                      22.4                 (7.9)
   Fastener Distribution                          26.3                      23.7                  2.6
                                         ------------------------- ------------------------ ----------------
Net sales                                       $154.5                    $152.5                 $2.0
                                         ========================= ======================== ================

       Net sales for the three months ended September 30, 2003 were virtually unchanged compared to the same period in the prior year. Sales for both periods are down approximately 30% compared to annualized pre-September 2001 levels, adjusted for acquisitions.

       Sales in the commercial aircraft products segment were up $7.3 or 6.8% compared to the same period in the prior year primarily due to an increase in seating products sold. In the business jet segment, sales were down $7.9 or 35.3% compared to the prior year reflecting the substantial decline in deliveries of new business jets. New business jet deliveries decreased by 33% for the first half of this year compared to the same period last year and on an annualized basis were nearly 45% lower than deliveries two years ago. Fastener distribution revenues were up $2.6 or 11.0% compared to the prior year. All of the growth at fastener distribution is due to market share gain.

       Gross profit for the quarter ended September 2003 was $45.1, down $1.1 compared to the same period a year ago. Gross margin was 29.2% for the quarter just ended, down compared to 30.3% a year ago. Lower consolidation and integration costs were more than offset by a reduction in gross margin due to a shift in the mix of products sold. Cash consolidation and integration costs include learning curve costs associated with the 12 major production lines that were relocated as part of our facility consolidation program, severance, air freight and other similar costs. The following table illustrates the continuing actual and expected decline in consolidation costs:

                    Cash Consolidation and Integration Costs
                                  ($ millions)

         6 months ended December 2002.............................$31
         6 months ended June 2003..................................16
         3 months ended September 2003..............................4
         3 months ended December 2003 (estimate)....................2

       A shift in mix of products sold adversely affected gross margin. Lower sales at the business jet segment were offset by a $7.4 increase in coach class seat sales in the Commercial Aircraft Products segment. However, despite the increased sales of coach class seats, margins decreased because coach class seats are lower-margin products.

       Research, development and engineering expenses were $11.7 or 7.6% of net sales for the quarter just ended, compared with $9.8 or 6.4% of sales for the same period last year. The increase in expenses compared to last year was attributable to new product development associated with the launch of the Airbus A380 aircraft.

       Selling, general and administrative expenses decreased to $25.1 or 16.2% of net sales for the current period, as compared to $28.0 or 18.4% of net sales during the same period last year and $34.1 in the same period in 2001. We expect that our selling, general and administrative expenses will remain at approximately this level through the balance of 2003.

       Due to the factors cited above, we reported operating earnings of $8.3 or 5.4% of sales for the current quarter, essentially unchanged compared to $8.4 or 5.5% of sales for the third quarter a year ago but $4.5, or 118.4% higher than the immediately preceding quarter ended June 30, 2003.

                               BE AEROSPACE, INC.

       Interest expense, net was $16.9 for the quarter just ended, unchanged compared to $16.9 a year ago.

       Income tax expense for the quarter just ended was $0.5, down compared to $0.9 in the same period last year. These amounts are foreign taxes that cannot be offset with domestic tax loss carryforwards.

       Net loss was $9.1, or $0.25 per share for the quarter just ended, essentially unchanged compared to a net loss of $9.4 or $0.27 per share for the same period last year, reflecting the above-mentioned factors.

       On a sequential basis, gross margin and operating margin improved, and net loss decreased for the quarter just ended compared to the immediately preceding quarter ended June 30, 2003. Sequentially, gross margin increased by 300 basis points, operating margin increased by 290 basis points and net loss decreased by $5.0.


                  [Remainder of page intentionally left blank]

                               BE AEROSPACE, INC.

    NINE MONTHS ENDED SEPTEMBER 30, 2003, AS COMPARED TO THE RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002

    Sales for each of our segments are set forth in the following table:

                                                        NINE MONTHS ENDED:
                                         --------------------------------------------------
                                               September 30,             September 30,
                                                  2003                      2002                Change
                                         ------------------------- ------------------------ ----------------
   Commercial Aircraft Products                  $332.2                    $314.2                $ 18.0
   Business Jet Products                           51.0                      63.7                 (12.7)
   Fastener Distribution                           77.8                      71.8                   6.0
                                         ------------------------- ------------------------ ----------------
   Net Sales                                     $461.0                    $449.7                $ 11.3
                                         ========================= ======================== ================

       Consolidated net sales for the nine months ended September 30, 2003 were up $11.3 or 2.5% compared to the same period in the prior year. Revenues for both periods are down approximately 30% compared to pro forma annualized pre-September 2001 levels, adjusted for acquisitions.

       Sales within the commercial aircraft products segment were up $18.0 or 5.7% compared to the prior year, primarily due to an increase in legacy tourist class seats. In the business jet segment, sales were down $12.7 or 19.9% compared to the prior year, reflecting the substantial decline in deliveries of new business jets. The business jet segment revenue decline was partially offset by completion center work. Fastener distribution sales were up $6.0 or 8.4% compared to the prior year, due entirely to market share gains.

       Gross profit was $131.3, or 28.5% of net sales, compared to $146.7, or 32.6% of net sales in the same period of the prior year. The decrease in gross profit is primarily due to the deterioration of conditions in the business jet sector, which was partially offset with lower margin business jet completion work. Revenues from the business jet segment declined by 19.9%. The revenue decline in the business jet segment was offset by an increase in lower margin coach class seating products in the Commercial Aircraft Products segment. In addition to sales mix, factors negatively impacting our margins in the current period included: facility consolidation and integration costs, including start-up and learning curve costs associated with the 12 relocated major production lines as well as substantial inefficiencies at our Dafen, Wales facility that was closed on June 30, 2003; the impact of the strengthening of the Euro and British pound versus the U.S. dollar; and charges to reduce inventories to estimated current values.

       Research, development and engineering expenses were $32.5 or 7.0% of net sales as compared with $28.9 or 6.4% of net sales for the same period in the prior year. The increase in expenses was attributable to new product development programs associated with the launch of the Airbus A380 aircraft.

       Selling, general and administrative expenses were $79.7 or 17.3% of net sales, down $5.2 compared to $84.9 or 18.9% of net sales a year ago and down $11.1 compared to the same period in 2001.

       During the nine months ended September 30, 2003 we received $9.0 in connection with the resolution of final matters related to the 1999 sale of our In-Flight Entertainment business, offset by current period charges totaling $7.0 primarily related to inventories, increasing our allowance for bad debts, and reducing properties held for sale to estimated current values.

       Due to the factors cited above, we generated operating earnings of $19.1 or 4.1% of net sales for the nine-month period. The decreased operating earnings reflect lower margins due to the steep decline in Business Jet Product sales, poor product mix in our Commercial Aircraft Products segment, start-up and learning curve costs on the relocated production lines and adverse foreign exchange impacts.

       Interest expense, net was $50.9, or $0.4 greater than the same period in the prior year.

                               BE AEROSPACE, INC.

       Income tax expense was $2.2 as compared to $0.9 in the same period a year ago. The increase was due to taxes on foreign earnings that cannot be offset with domestic tax loss carry-forwards.

       Net loss was $34.0 or $0.95 per share for the current nine-month period as compared to a net loss of $18.5 or $0.53 per share for the same period last year. The increased loss reflects the above-mentioned factors.

                               BE AEROSPACE, INC.

LIQUIDITY AND CAPITAL RESOURCES

Current Financial Condition

    Our liquidity requirements consist of working capital needs, cash requirements for our facility consolidation and personnel reduction programs, ongoing capital expenditures and payments of interest and principal on our indebtedness. Our primary requirements for working capital are directly related to the level of our operations; working capital primarily consists of accounts receivable and inventories, which fluctuate with the sales of our products. Our working capital was $190.8 as of September 30, 2003, as compared to $262.9 as of December 31, 2002. The decrease in working capital is primarily due to the $65.0 paydown of our Amended Bank Credit Facility (as defined below).

    At September 30, 2003, our cash and cash equivalents were $60.4, as compared to $156.9 at December 31, 2002. This decrease in cash was primarily due to a $65.0 paydown of our Amended Bank Credit Facility, our net loss and other changes in working capital.

    We currently have no bank borrowings outstanding and no debt maturity payments due until 2008. This improvement in our liquidity profile occurred because of a recently completed financing. On October 7, 2003, we completed, through a private placement, the sale of $175.0 of 8.5% senior notes due 2010. The net proceeds of approximately $168.9 from this financing were used in part to repay all borrowings under our Amended Bank Credit Facility, and the remaining proceeds will be used for general corporate purposes. In connection with the notes offering, effective on October 7, 2003 we amended our Amended Bank Credit Facility, reducing total commitments to $50.0, of which $43.5 is currently available, reflecting letters of credit totaling $6.5.

Cash Flows

    At September 30, 2003, our cash and bank credit available under our Amended Bank Credit Facility was $94.9 compared to $157.3 at December 31, 2002. Cash used in operating activities was $21.2 for the nine months ended September 30, 2003. The primary use of cash was a net loss of $34.0 and $11.7 of uses related to changes in our operating assets and liabilities offset by non-cash charges from amortization and depreciation of $21.4.

    During the nine months ended September 30, 2003, we used $65.0 of cash to pay down our Amended Bank Credit Facility. On October 7, 2003 we repaid all remaining outstanding bank borrowings.

Capital Spending

    Our capital expenditures were $8.8 and $14.5 during the nine months ended September 30, 2003 and September 30, 2002, respectively. The period over period decrease in capital expenditures is in line with our expectation for annual capital expenditures of approximately $15.0. We have no material commitments for capital expenditures. We have, in the past, generally funded our capital expenditures from cash from operations and funds available to us under our Amended Bank Credit Facility. We expect to fund future capital expenditures from cash on hand, from operations and from funds available to us under our Amended Bank Credit Facility. In addition, since 1989, we have completed 24 acquisitions for an aggregate purchase price of approximately $982.7. Following these acquisitions, we rationalized the businesses, reducing headcount by nearly 4,400 employees and eliminating 22 facilities. We have financed these acquisitions primarily through issuances of debt and equity securities, including our outstanding 8% Notes due 2008, 8 7/8% Notes due 2011, 9 1/2% Notes due 2008 and the Amended Bank Credit Facility.

Outstanding Debt and Other Financing Arrangements

    On October 7, 2003, we completed a $175.0 private offering of 8 1/2% senior notes due in 2010. Estimated net proceeds of the offering totaled $168.9 and were used in part to repay all $79.0 outstanding under the Amended Bank Credit Facility, and the remaining proceeds will be used for general corporate purposes. Interest on the notes is payable semiannually beginning on April 1, 2004. In connection with the notes offering, we amended our Amended Bank Credit Facility, reducing total commitments to $50.0, of which $43.5 is available, reflecting the letters of credit previously mentioned herein.

                               BE AEROSPACE, INC.

    Long-term debt also includes our 8% Notes, 8 7/8% Notes and 9 1/2% Notes (the "Notes"). The $250.0 of 8% Notes mature on March 1, 2008, the $250.0 of 8 7/8% Notes mature on May 1, 2011 and the $200.0 of 9 1/2% Notes mature on November 1, 2008. The Notes are unsecured senior subordinated obligations and are subordinated to all of our senior indebtedness. Each of the indentures governing the Notes contain restrictive covenants, including limitations on future indebtedness, restricted payments, transactions with affiliates, liens, dividends, mergers and transfers of assets, all of which we met as of September 30, 2003. The Amended Bank Credit Facility also contains customary affirmative covenants, negative covenants and conditions of borrowing, all of which were met as of September 30, 2003. A breach of such covenants, or the covenants under our Amended Bank Credit Facility, that continues beyond any grace period can constitute a default, which can limit the ability to borrow and can give rise to a right of the lenders to terminate the applicable facility and/or require immediate repayment of any outstanding debt.

Contractual and Other Obligations

    The following charts reflect our contractual obligations and commercial cash commitments as of September 30, 2003. Commercial commitments include lines of credit, guarantees and other potential cash outflows resulting from a contingent event that requires performance by us or our subsidiaries pursuant to a funding commitment. On October 7, 2003, we repaid all outstanding bank borrowings. See "Outstanding Debt and Other Financing Arrangements".


Contractual Obligations               2003        2004         2005        2006        2007       Thereafter      Total
                                   ----------- ------------ ----------- ----------- ------------ ------------- ------------
Amended Bank Credit Facility          $ --        $ --         $ --        $79.0       $  --       $   --         $ 79.0
Other long-term debt                   3.1         0.5          0.5          0.5         4.0        700.0          708.6
Operating leases                       2.8         7.8          6.9          6.1         6.0         44.3           73.9
                                      ----        ----         ----        -----       -----       ------         ------
Total                                 $5.9        $8.3         $7.4        $85.6       $10.0       $744.3         $861.5
                                      ====        ====         ====        =====       =====       ======         ======

Commercial Commitments
Letters of Credit                     $ --        $ --         $ --        $ 6.5       $  --       $   --         $  6.5

    We believe that our cash flows, together with cash on hand, provide us with the ability to fund our operations, make planned capital expenditures and make scheduled debt service payments for the foreseeable future. However, such cash flows are dependent upon our future operating performance, which, in turn, is subject to prevailing economic conditions and to financial, business and other factors, including the conditions of our markets, some of which are beyond our control. If, in the future, we cannot generate sufficient cash from operations to meet our debt service obligations, we will need to refinance such debt obligations, obtain additional financing or sell assets. We cannot assure you that our business will generate cash from operations, or that we will be able to obtain financing from other sources, sufficient to satisfy our debt service or other requirements.

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

Off-Balance Sheet Arrangements - Lease Arrangements

    We finance our use of certain equipment under committed lease arrangements provided by various institutions. Since the terms of these arrangements meet the accounting definition of operating lease arrangements, the aggregate sum of future minimum lease payments is not reflected on our consolidated balance sheet. At September 30, 2003, future minimum lease payments under these arrangements approximated $73.9.

                               BE AEROSPACE, INC.

Indemnities, Commitments and Guarantees

    During the normal course of business, we made certain indemnities, commitments and guarantees under which we may be required to make payments in relation to certain transactions. These indemnities include non-infringement of patents and intellectual property indemnities to our customers in connection with the delivery, design, manufacture and sale of our products, indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease, and indemnities to other parties to certain acquisition agreements. The duration of these indemnities, commitments and guarantees varies, and in certain cases is indefinite. We believe that substantially all of our indemnities, commitments and guarantees provide for limitations on the maximum potential future payments we could be obligated to make. However, we are unable to estimate the maximum amount of liability related to our indemnities, commitments and guarantees because such liabilities are contingent upon the occurrence of events which are not reasonably determinable. Management believes that any liability for these indemnities, commitments and guarantees would not be material to our accompanying condensed consolidated financial statements.

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

                                                     NINE MONTHS ENDED
                                             ----------------------------------
                                               September          September
                                               30, 2003            30, 2002
                                             --------------     ---------------
Beginning balance                                $ 8.9              $10.0
Charges to costs and expenses                      4.4                4.2
Costs incurred                                    (3.1)              (4.3)
                                             --------------     ---------------
Ending balance                                   $10.2              $ 9.9
                                             ==============     ===============

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

RECENT ACCOUNTING PRONOUNCEMENTS

    In April 2003, the FASB issued SFAS No. 149, "Amendment to Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments, embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, with exceptions for certain provisions. The adoption of SFAS No. 149 on July 1, 2003 did not have a significant impact on our financial statements.

    In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity," which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope, which may have previously been reported as equity, as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 on July 1, 2003 did not have a significant impact on our financial statements.

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

    Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance of $124.4 as of September 30, 2003, due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain net operating income losses carried forward, before they expire. The valuation allowance is based on our estimates of taxable income by jurisdictions in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to establish an additional valuation allowance which could materially impact our financial position and results of operations.

DEPENDENCE UPON CONDITIONS IN THE AIRLINE INDUSTRY

    The September 11, 2001 terrorist attacks have severely impacted conditions in the airline industry. According to industry sources, since such attacks most major U.S. and a number of international carriers have substantially reduced their flight schedules, parked or retired portions of their fleets, reduced their workforce and implemented other cost reduction initiatives. The airlines have further responded by decreasing domestic airfares. As a result of the decline in both traffic and airfares following the September 11, 2001 terrorist attacks, and their aftermath, as well as other factors, such as the weakening economy and increases in fuel costs, the world airline industry lost a total of $25 billion in calendar 2001 and 2002. The airline industry crisis also caused 17 airlines worldwide to declare bankruptcy or cease operations in the past two years. The onset of war in Iraq and the Severe Acute Respiratory Syndrome (SARS) virus outbreak during the first quarter of 2003 further adversely affected the world airline industry. More recent trends indicate that the industry appears to be making a significant recovery, particularly in the second half of 2003.

    The business jet industry has also been experiencing a severe downturn, driven by weak economic conditions and poor corporate profits. In late 2002, all of the major business jet manufacturers announced plans to reduce or temporarily halt production of a number of aircraft types. Business jet airframe manufacturers announced further planned production cuts in early 2003. Deliveries of new business jets were down 33% for the first half of 2003 compared to the same period a year ago, and on an annualized basis were down almost 45% versus two years ago. New business jet deliveries are expected to remain depressed for the foreseeable future, according to industry forecasts.

                               BE AEROSPACE, INC.

    As a result of the foregoing, the airlines have been seeking to conserve cash in part by deferring or eliminating cabin interior refurbishment programs and deferring or canceling aircraft purchases. This, together with the reduction of new business jet production, has caused a substantial contraction in our business, the extent and duration of which cannot be determined at this time. We expect these adverse industry conditions to have a material adverse impact on our results of operations and financial condition until such time as conditions in the commercial airline and business jet industries improve. Additional events similar to those above could delay any recovery in the industry. While management has developed and implemented what it believes is an aggressive cost reduction plan to counter these difficult conditions, it cannot guarantee that the plans are adequate or will be successful.

FORWARD-LOOKING STATEMENTS

    This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding implementation and expected benefits of lean manufacturing and continuous improvement programs, our dealings with customers and partners, the consolidation of facilities, reduction of our workforce, integration of acquired businesses, ongoing capital expenditures, the impact of the large number of indefinitely grounded aircraft on demand for our products and our underlying assets, the adequacy of funds to meet our capital requirements, the ability to refinance our indebtedness, if necessary, the reduction of debt, the potential impact of new accounting pronouncements and the impact on our business from the September 11, 2001 terrorist attacks, the SARS outbreak and war in Iraq. These forward-looking statements include risks and uncertainties, and our actual experience may differ materially from that anticipated in such statements. Factors that might cause such a difference include those discussed in our filings with the Securities and Exchange Commission, including our most recent proxy statement and Form 10-K, as well as future events that may have the effect of reducing our available operating income and cash balances, such as unexpected operating losses, the impact of rising fuel prices on our airline customers, outbreaks or escalations of national or international hostilities, terrorist attacks, prolonged health issues which reduce air travel demand (e.g. SARS), delays in, or unexpected costs associated with, the integration of our acquired or recently consolidated businesses, conditions in the airline industry, changing conditions in the business jet industry, problems meeting customer delivery requirements, our success in winning new or expected refurbishment contracts from customers, capital expenditures, cash expenditures related to possible future acquisitions, facility closures, product transition costs, labor disputes involving us, our significant customers or airframe manufacturers, the possibility of a write-down of intangible assets, delays or inefficiencies in the introduction of new products or fluctuations in currency exchange rates.



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

       From time to time, the Company and its foreign subsidiaries may enter into foreign currency exchange contracts to manage risk on transactions conducted in foreign currencies. At September 30, 2003, we had no outstanding forward currency exchange contracts. We did not enter into any other derivative financial instruments.

       Interest rates - At September 30, 2003, we had adjustable rate debt of $79.0 and fixed rate debt of $708.6. The weighted average interest rate for the adjustable and fixed rate debt was approximately 5.1% and 8.7%, respectively, at September 30, 2003. If interest rates were to increase by 10% above current rates, the estimated net impact on our financial statements would be to reduce pretax income annually by approximately $0.3. We do not engage in transactions to hedge our exposure to changes in interest rates.

ITEM 4.  CONTROLS AND PROCEDURES

       Our principal executive officer and our principal financial officer, after evaluating, together with management, the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report, have concluded that, as of such date, our disclosure controls and procedures were adequate and effective to ensure that material information relating to our Company and its consolidated subsidiaries would be made known to them by others within those entities.

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

Item 3.   Defaults Upon Senior Securities                        Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders    Not applicable.

Item 5.   Other Information                                      Not applicable.

Item 6.   Exhibits and Reports on Form 8-K

          a.   Exhibits

          Exhibit 10(i)     Material Contracts

          10.1 Amendment No. 2 to Amended and Restated Employment Agreement dated October 20, 2003 between the Registrant and Amin
               J. Khoury.*

          10.2 Amendment No. 2 to Amended and Restated Employment Agreement dated October 20, 2003 between the Registrant and Robert
               J. Khoury.*

          10.3 Amendment No. 5 to Amended and Restated Employment Agreement dated October 20, 2003 between the Registrant and Thomas
               P. McCaffrey.*

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

          31.2 Certification of Chief Financial Officer*

          Exhibit 32  Section 1350 Certifications

          32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350*

          32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350*

          b.   Reports

          Form 8-K, dated July 21, 2003 and filed July 22, 2003 reporting under Items 5, 7, 9 and 12, includes a press release containing earnings information.

          Form 8-K, dated and filed September 29, 2003 reporting under Items 5, 7 and 9, includes Amendment No. 4 to the Bank Credit Facility and a press release relating thereto.

          Form 8-K, dated and filed September 30, 2003 reporting under Items 5 and 7, includes financial statements and related certifications and independent auditors' consent.

---------------
*Filed herewith.

                               BE AEROSPACE, INC.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               BE AEROSPACE, INC.






Date:  November 10, 2003       By: /s/ Robert J. Khoury
                               ---------------------
                               Robert J. Khoury
                               President and Chief Executive Officer





Date:  November 10, 2003       By: /s/ Thomas P. McCaffrey
                               -----------------------
                               Thomas P. McCaffrey
                               Corporate Senior Vice President of
                               Administration and Chief Financial Officer