Form 10-K
period 2003-12-31
BE AEROSPACE INC
filed 2004-03-12
CIK 861361

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

            [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003

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

The aggregate market value of the registrant's voting stock held by non-affiliates was approximately $111.5 million on June 30, 2003 based on the closing sales price of the registrant's common stock as reported on the Nasdaq National Market as of such date, which is the last business day of the registrant's most recently completed second fiscal quarter.

The number of shares of the registrant's common stock, $.01 par value, outstanding as of March 9, 2004 was 36,953,478 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the registrant's Proxy Statement to be filed with the Commission in connection with the 2004 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

                                      INDEX

                                     PART I

ITEM 1.  Business.............................................................3

ITEM 2.  Properties..........................................................16

ITEM 3.  Legal Proceedings...................................................17

ITEM 4.  Submission of Matters to a Vote of Security Holders.................17

                                     PART II

ITEM 5.  Market for Registrant's Common Equity and Related Stockholder
         Matters.............................................................18

ITEM 6.  Selected Financial Data.............................................19

ITEM 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations...............................................21

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk..........39

ITEM 8.  Consolidated Financial Statements and Supplementary Data............39

ITEM 9.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure................................................39

ITEM 9A. Controls and Procedures.............................................39

                                    PART III

ITEM 10. Directors and Executive Officers of the Registrant..................40

ITEM 11. Executive Compensation..............................................44

ITEM 12. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters.....................................44

ITEM 13. Certain Relationships and Related Transactions......................44

ITEM 14. Principal Accountant Fees and Services..............................44

                                     PART IV

ITEM 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.....45

         Index to Exhibits...................................................46

         Signatures..........................................................49

         Index to Consolidated Financial Statements and Schedule............F-1

                                     PART I

    Because we changed our fiscal year to a calendar year, this report contains results for a ten-month transition period from February 24, 2002 to December 31, 2002. References to the "transition period" in this report are to the transition period beginning February 24, 2002 and ending on December 31, 2002. References to a "fiscal year" in this report are to the fiscal years ending February 23, 2002 and December 31, 2003.

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

    Unless otherwise indicated, the industry data contained in this Form 10-K is from the February 2004 issue of the Airline Monitor, the Airbus Industrie Global Market Forecast published in September 2002, the General Aviation Manufactures' Association 2003 Annual Industry Review and Aircraft Shipment Reports, the NBAA Business Aviation Fact Book 2003 or other publicly available sources.

ITEM 1.  BUSINESS

INTRODUCTION

                                   The Company
General

    Based on our experience in the industry, we believe we are the world's largest manufacturer of cabin interior products for commercial aircraft and business jets and a leading distributor of aftermarket fasteners. We sell our manufactured products directly to virtually all of the world's major airlines and airframe manufacturers and a wide variety of general aviation customers. In addition, based on our experience, we believe that we have achieved leading global market positions in each of our major product categories, which include:

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

    o business jet and general aviation interior products, including an extensive line of executive aircraft seats, direct and indirect overhead lighting systems, oxygen delivery systems, air valve systems, high-end furniture and cabinetry; and

    o a broad line of fasteners, consisting of over 100,000 Stock Keeping Units (SKUs).

    We also design, develop and manufacture a broad range of cabin interior structures, provide comprehensive aircraft cabin interior reconfiguration and passenger-to-freighter conversion engineering services and component kits.

    Our Company was organized as a corporation in Delaware in 1987. We have substantially expanded the size, scope and nature of our business as a result of a number of acquisitions. Since 1989, we have completed 24 acquisitions, including one acquisition during fiscal 2003, one acquisition during the transition period ended December 31, 2002 and three during fiscal 2002. The aggregate purchase price of these 24 acquisitions was approximately $983 million, and we believe these acquisitions enabled us to position ourselves as a preferred global supplier to our customers. We have undertaken three major facility and product line consolidation efforts, eliminating 22 facilities. We have also implemented lean manufacturing and continuous improvement programs, which together with our information technology investments, have significantly improved our productivity and allowed us to expand gross and operating margins prior to the events of September 11, 2001, which we were able to maintain despite significant decreases in revenues resulting from the downturn in industry conditions following the events of September 11, 2001.

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

    Historically, about 70% of fasteners are used in the aftermarket. There is a direct relationship between demand for fastener products and fleet size, utilization and an aircraft's age. Commercial aircraft must be serviced at prescribed intervals which also drives demand for aftermarket fasteners.

    Revenues for aerospace fastener products have been derived from the following sources:

    o   Mandated maintenance and replacement of specified parts;

    o Demand for structural modifications, cabin interior modifications and passenger-to-freighter conversions; and

    o Demand for aerospace fasteners on new build aircraft for the original equipment manufacturers (OEMs) and their prime suppliers.

    We estimate that the commercial and business jet cabin interior products and aerospace-grade fastener distribution industries had combined annual sales in excess of $1.1 billion and $1.2 billion, respectively, during calendar 2003.

    The September 11, 2001 terrorist attacks are still severely impacting the airline industry. However, despite the difficult start to 2003 with the onset of Severe Acute Respiratory Syndrome (SARS) and the war in Iraq, the airline industry saw a resurgence in air travel in 2003. Passenger traffic rebounded in the last half of 2003, with the biggest gains in the Asia-Pacific region. Traffic growth in 2004 is expected to be led by the Asia-Pacific region, followed to a lesser extent in North America and Europe. With guarded optimism, airlines are beginning to increase capacity slightly and appear to be considering investment in retrofit programs and new aircraft. The Asia-Pacific region leads spending in both the retrofit and new aircraft markets.

    Airlines remain focused on making significant cost reductions to offset declining yields. With the success of low cost carriers, it is possible that yields will erode even further.

    As a result of the decline in both traffic and airfares following the September 11, 2001 terrorist attacks, and their aftermath, as well as other factors, such as the weakened economy during 2001 - 2002 and rising fuel costs, according to the International Air Transport Association (IATA), the world airline industry lost a total of $30 billion in calendar years 2001 - 2003, including $6.5 billion in 2003. The airline industry crisis caused 17 airlines worldwide to declare bankruptcy or cease operations in the past three years.

    The business jet industry has also been experiencing a severe downturn, driven by weak economic conditions and poor corporate profits. During 2003, three business jet manufacturers reduced or temporarily halted production of a number of aircraft types. Deliveries of new business jets were down 32% during 2003 as compared to 2002, and are expected to remain depressed for the foreseeable future, according to industry forecasts.

    Accordingly, the domestic airlines have been conserving cash in part by deferring or eliminating cabin interior refurbishment programs and by deferring or canceling aircraft purchases. This, together with the reduction in new business jet production, has caused a substantial contraction in our business, the extent and duration of which cannot be determined at this time. We expect these adverse industry conditions will have a material adverse impact on our results of operations and financial condition until such time as conditions in the commercial airline and business jet industries improve. While management has developed and implemented what it believes is an aggressive cost reduction plan to counter these difficult conditions, it cannot guarantee that the plans are adequate or will be successful. During the second half of 2003, we have seen an increase in demand for our aftermarket products from the large foreign international carriers. IATA is now projecting that its 270 airline members will earn $2 - 4 billion on their international routes during 2004. Our bookings in 2003 were up 25 percent over 2002 and backlog at December 2003 was $503 million, an increase of about 15% over the prior year. There can be no assurance that these trends will continue.

    Other factors expected to affect the cabin interior products industry are the following:

    Existing Installed Base. Existing installed product base typically generates continued retrofit, refurbishment and spare parts revenue as airlines maintain their aircraft cabin interiors. According to industry sources, the world's active commercial passenger aircraft fleet consisted of approximately 13,300 aircraft as of December 2003, including approximately 3,800 aircraft with fewer than 120 seats, approximately 7,300 aircraft with between 120 and 240 seats and approximately 2,200 aircraft with more than 240 seats. Further, based on industry sources, there are approximately 12,600 business jets currently in service. Based on such fleet numbers, we estimate that the total worldwide installed base of commercial and general aviation aircraft cabin interior products, valued at replacement prices, was approximately $15.0 billion as of December 31, 2003.

    Growth in Worldwide Fleet. Once the worldwide aircraft fleet starts to expand again, it is expected to generate additional revenues from new installation programs, while the increase in the size of the installed base is expected to generate additional and continued retrofit, refurbishment and spare parts revenue. Although worldwide air traffic declined during 2001 - 2003 for the reasons described above, according to the February 2004 issue of the Airline Monitor, worldwide air traffic is projected to grow at a compound average rate of 6.7% per year through 2010, increasing annual revenue passenger miles from approximately 2.0 trillion in 2003 to approximately 3.1 trillion by 2010. According to the Airbus Industrie Global Market Forecast published in September 2002, the worldwide installed seat base, which we consider a good indicator for potential growth in the aircraft cabin interior products industry, is expected to increase from approximately 2.0 million passenger seats at year-end 2000 to approximately
    4.3 million passenger seats at the end of 2020.

    New Aircraft Deliveries. The number of new aircraft delivered each year is generally regarded as cyclical in nature. New aircraft deliveries (excluding regional jets) decreased to 579 in 2003 from 669 in 2002 and 833 in 2001. According to the Airline Monitor published in February 2004, new deliveries (excluding regional jets) are expected to decline to 575 in 2004 and 540 in 2005, reaching a trough of 510 aircraft in 2006 and increasing to 520 aircraft in 2007 and 620 in 2008. Including regional jets, new aircraft deliveries decreased to 887 in 2003, from 978 in 2002 and 1,177 in 2001.

    Growth in Passenger-to-Freighter Conversion Business. While current activities in this sector remain at depressed levels, Boeing's Current Market Outlook, published in June 2003, projects that the size of the worldwide freighter fleet will double over the next twenty years, with more than 2,900 aircraft being added, after taking retirements into account. Industry sources also estimate that more than 70% of the increase in the worldwide freighter fleet will come from converting commercial passenger jets to use as freighters.

    Business Jet and VIP Aircraft Fleet Expansion and Related Retrofit Opportunities. Business jet airframe manufacturers have seen a significant slowdown in deliveries which is expected to continue for the foreseeable future. According to industry sources, business jet aircraft deliveries amounted to 891 units in calendar 2001, 750 units in calendar 2002 and 515 units in calendar 2003. However, industry sources indicate that approximately 7,700 business jets will be built between 2004 and 2014 with a value of more than $115.0 billion.

    Wide-body Aircraft Deliveries. The trend toward wide-body aircraft is significant to us because wide-body aircraft require about five times the dollar value content for our products as compared to narrow-body aircraft. Deliveries of wide-body, long haul aircraft constitute an increasing share of total new aircraft deliveries and are an increasing percentage of the worldwide fleet. Wide-body aircraft represented 25% of all new commercial aircraft (excluding regional jets) delivered in 2003, and are expected to increase to 32% in 2008. The February 2004 Airline Monitor projects that wide-body deliveries after 2017 will account for almost 40% of new aircraft deliveries. Wide-body aircraft currently carry up to three or four times the number of seats as narrow-body aircraft and because of multiple classes of service, including large first class and business class configurations, our average revenue per seat on wide-body aircraft is substantially higher. Aircraft cabin crews on wide-body aircraft may make and serve between 300 and 900 meals and may brew and serve more than 2,000 cups of coffee and serve more than 400 glasses of wine on a single flight.

    New Product Development. The aircraft cabin interior products companies are engaged in intensive development and marketing efforts for both new features on existing products and totally new products. These products include a broad range of amenities such as electric lie-flat first and business class seats, convertible seats, full face crew masks, gaseous passenger oxygen systems, a full range of business and executive jet seating and LED lighting products, protective breathing equipment, oxygen generating systems, new food and beverage preparation and storage equipment, kevlar barrier nets, de-icing systems and crew rests.

    Engineering Services Markets. Historically, the airlines have relied primarily on their own in-house engineering resources to provide engineering, design, integration and installation services, as well as services related to repairing or replacing cabin interior products that have become damaged or otherwise non-functional. As cabin interior product configurations have become increasingly sophisticated and the airline industry increasingly competitive, the airlines have begun to outsource these services in order to increase productivity and reduce costs and overhead. Outsourced services include:

    o Engineering design, integration, project management, installation and certification services;

    o Modifications and reconfigurations for commercial aircraft including passenger to freighter conversions and related kits; and

    o   Services related to the support of product upgrades.

Competitive Strengths

    We believe that we have a strong competitive position attributable to a number of factors, including the following:

    Large Installed Base. We have a large installed base of commercial and general aviation cabin interior products, estimated to be approximately $4.4 billion as of December 31, 2003 (valued at replacement prices). Based on our experience in the industry, we believe our installed base is substantially larger than that of our competitors, and further believe that this is a strategic advantage. The airlines tend to purchase spare parts and retrofits and refurbishment programs from the supplier of the existing equipment. As a result, we expect our large installed base to generate continued retrofit, refurbishment and spare parts revenue as airlines continue to maintain, evolve and reconfigure their aircraft cabin interiors.

    Low-Cost Producer. We believe, based on our experience in the industry, that we are among the industry's lowest-cost producers. We achieved this status through a series of cost savings programs, including most recently a significant facility consolidation and integration plan implemented following the September 11 terrorist attacks and which involved closing five facilities and reducing our workforce by approximately 1,500 employees. We believe this most recent facility consolidation and integration plan, which is now complete, has eliminated over $45 million of annual cash costs from our business.

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

    Technological Leadership/New Product Development. We believe, based on our experience in the industry, that we are a technological leader in our industry, with what we believe is the largest research and development organization in the cabin interior products industry. We believe our research and development effort and our on-site technicians at both the airlines and airframe manufacturers enable us to play a leading role in developing and introducing innovative products to meet emerging industry trends and needs and thereby gain early entrant advantages.

Growth Opportunities

    We believe that we will benefit from the following trends in the aerospace industry at such time that the industry recovers:

    Aftermarket Demand Should Lead Industry Recovery. Our substantial installed base provides significant ongoing revenues from replacements, upgrades, repairs and the sale of spare parts. As airlines slowly add capacity by returning aircraft to service, we expect demand for retrofit programs and for spare parts to increase. As new aircraft purchases are delayed, airlines' fleets continue to age and experience wear and tear. Approximately 57% and 60% of our revenues were derived from aftermarket activities for fiscal 2003 and the transition period ended December 31, 2002, respectively. With so many aircraft parked as a result of the recent industry conditions, we are experiencing weak demand for spare parts. Looking ahead, we believe the majority of the idled aircraft should eventually return to service. With airlines' balance sheets so weak, we believe they will not have the financial resources to replace many of the parked aircraft with new ones. That means demand for new aircraft could be depressed for several years. In the meantime, the airlines' fleets will continue to age, and the aging fleets will experience continued wear and tear. That should eventually have a positive impact on demand for our aftermarket products. At some point, the airlines will begin to spend to maintain and upgrade their fleets. We believe this will occur before they begin buying new aircraft. Aftermarket demand should lead the industry recovery, because refurbishing existing aircraft is much less expensive than buying new aircraft.

    Expansion of Worldwide Fleet and Shift Toward Wide-Body Aircraft. Through 2001, airlines were taking delivery of a large number of new aircraft due to high load factors and the projected growth in air travel. New aircraft deliveries declined over the last two years and are expected to remain depressed through 2007. In addition, we expect the trend toward wide-body aircraft to continue. As the size of the fleet expands, demand for upgrade and refurbishment programs and for cabin interior products should grow as well, particularly with the expected introduction of the Airbus A380 in 2006 and the Boeing 7E7 in 2008.

    Opportunity to Substantially Expand our Addressable Markets through our Fastener Distribution Business. Our fastener distribution business leverages our key strengths, including marketing and service relationships with most of the world's airlines and airframe manufacturers. Because nearly 70% of fastener demand is generated by the existing worldwide fleet, demand for fasteners will increase over time as the fleet expands, much like the market for cabin interior products.

    Business Jet and VIP Aircraft Fleet Expansion and Related Retrofit Opportunities. Business jet aircraft deliveries in 2003 decreased by about 32% compared to 2002, and are expected to remain depressed for the foreseeable future, according to industry forecasts. Several larger business jets, including the Boeing Business Jet, Bombardier Challenger, the Global Express, the Gulfstream V, the Falcon 900, the Airbus Corporate Jet, the Cessna Citation X and the Cessna Citation Excel, are expected to be significant contributors to new general aviation aircraft deliveries going forward. Industry sources indicate that approximately 7,700 business jets will be built between 2004 and 2014 with a value of more than $115 billion, and approximately 50% of these jets are projected to be the larger business jets described above. This is important to us because the typical cost of cabin interior products manufactured for a small jet is approximately $162 thousand; whereas the same contents for a larger business jet such as the Boeing Business Jet could range up to approximately $1.4 million.

    Advances in engine technology and avionics and the continued development of fractional ownership of executive aircraft are also important growth factors. In addition, the general aviation and VIP aircraft fleet consists of approximately 12,600 aircraft with an average age of approximately 16 years. As aircraft age or due to ownership changes, operators retrofit and upgrade cabin interiors, including seats, sofas and tables, sidewalls, headliners, structures such as closets, lavatories and galleys, and related equipment including lighting and oxygen delivery systems.

    In addition, operators generally reupholster or replace seats every five to seven years. During 2003 we won two contracts to design and deliver luxurious compartments for the emerging international super first class cabins for Malaysian Airlines and Thai International Airways. We plan to utilize the key engineering and manufacturing at our business jet segment for these programs, which will begin to deliver in 2005 - 2006, in this important segment.

    The Airbus A380 aircraft is creating retrofit demand for existing wide-body carriers. To date, 9 airlines have placed orders for the new Airbus A380 wide-body aircraft. These airlines are evaluating their current wide-body fleets to ensure that they can maintain fleet-wide commonality of their cabin interiors as they begin to take delivery of the new aircraft. Based on discussions to date with several of these carriers and based on our experience with the introduction of other wide-body aircraft, we expect that these airlines will place retrofit orders for their existing wide-body aircraft over the next several years.

    We believe we are well-positioned to benefit from these retrofit opportunities. In addition to benefiting from these industry trends, we expect that when industry conditions improve and demand increases, we will have enhanced earnings power through substantial operating leverage due to the steps we have taken to respond to industry conditions, including the consolidation of our facilities. We believe that our factories have the capacity to generate annual revenues of up to $1 billion without substantial additional capital investment.

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

    o Aggressively pursuing initiatives of continuous improvement of our manufacturing operations to reduce cycle time, lower cost, improve quality and expand our margins; and

    o Pursuing a worldwide marketing and product support approach focused by airline and general aviation airframe manufacturer and encompassing our entire product line.

    Through these strategies and as the industry recovers we intend to achieve, among other things, increased cash flows, which would allow us to increase our cash balances and potentially reduce our total indebtedness.

Products and Services

    We conduct our operations through strategic business units that have been aggregated under three reportable segments: Commercial Aircraft Products, Business Jet Products and Fastener Distribution.



                                               Fiscal Year Ended          Ten-Month Period Ended           Fiscal Year Ended
                                               December 31, 2003            December 31, 2002              February 23, 2002
                                            ----------------------    -----------------------------    ------------------------
                                              Net        % of             Net           % of              Net         % of
                                             Sales     Net Sales         Sales        Net Sales          Sales     Net Sales
                                            --------- ------------    ------------ ----------------    ---------- -------------
        Commercial aircraft products:
           Seating products                   $217.9       34.9%           $144.6       28.7%             $247.8      36.4%
           Interior systems products           137.5       22.0%            116.0       23.0%              152.6      22.4%
           Engineering services and
           engineered structures
           and components                       99.9       16.0%             93.9       18.7%              150.2      22.1%
                                            --------- ------------    ------------ ----------------    ---------- -------------
                                               455.3       72.9%            354.5       70.4%              550.6      80.9%
        Business jet products                   65.4       10.5%             71.1       14.1%               85.6      12.6%
        Fastener distribution                  103.7       16.6%             78.0       15.5%               44.3       6.5%
                                            --------- ------------    ------------ ----------------    ---------- -------------
        Net sales                             $624.4      100.0%           $503.6      100.0%             $680.5     100.0%
                                            ========= ============    ============ ================    ========== =============

Commercial Aircraft Products

Seating Products

    We believe, based on our experience in the industry, that we are the world's leading manufacturer of aircraft seats, offering a wide selection of first class, business class, tourist class and regional seats. A typical seat manufactured and sold by us includes the seat frame, cushions, armrests and tray table, together with a variety of optional features such as adjustable lumbar supports, footrests, reading lights, head/neck supports, oxygen masks and telephones. We estimate that as of December 31, 2003 we had an aggregate installed base of approximately 919,000 aircraft seats valued at replacement prices of approximately $2.0 billion.

    First and Business Classes. Based upon major airlines' program selection and orders on hand, we believe we are the leading worldwide manufacturer of premium class seats. Our line of first class sleeper seats incorporates full electric actuation, an electric ottoman, privacy panels and sidewall-mounted tables. Our business class seats incorporate features from over 25 years of seating design. The premium business class seats include electrical or mechanical actuation, PC power ports, telephones, leg rests, adjustable lumbar cushions, 4-way adjustable headrests and fiberoptic reading lights. The first and business class products are substantially more expensive than tourist class seats due to these luxury appointments.

    Convertible Seats. We have developed two types of seats that can be converted from tourist class triple-row seats to business class double-row seats with minimal conversion complexity. Convertible seats allow airlines the flexibility to adjust the ratio of business class to tourist class seats for a given aircraft configuration or flight demand. This seat is increasing in popularity in the European market.

    Tourist Class and Regional Jet Seats. We believe, based on our experience in the industry, that we are a leading worldwide manufacturer of tourist class seats and regional aircraft seats. We believe our next-generation coach class seat, Spectrum(TM), has become the industry's most popular seat platform for single-aisle aircraft since its launch in late 2002. We believe the seat improves comfort and offers significantly improved passenger living space as well as benefiting the airlines with simplified maintenance and spare parts purchasing. Spectrum(TM) was engineered for use across the entire single-aisle aircraft fleet, including regional jets.

    Spares. Aircraft seats require regularly scheduled maintenance in the course of normal passenger use. Airlines depend on seat manufacturers and secondary suppliers to provide spare parts and kit upgrade programs. As a result, a significant market exists for spare parts.

Interior Systems

    We believe, based on our experience in the industry, that we are the leading manufacturer of interior systems for both narrow and wide-body aircraft, offering a broad selection of coffee and beverage makers, water boilers, ovens, liquid containers, refrigeration equipment, oxygen delivery systems and a variety of other interior components. We estimate that as of December 31, 2003 we had an aggregate installed base of such equipment, valued at replacement prices, of approximately $1.3 billion.

    Coffee Makers. We believe, based on our experience in the industry, that we are the leading manufacturer of aircraft coffee makers. We manufacture a broad line of coffee makers, including the recently introduced Endura(TM) beverage maker, coffee warmers and water boilers, and a Combi(TM) unit which will both brew coffee and boil water for tea while utilizing 25% less electrical power than traditional 5,000-watt water boilers. We also manufacture a cappuccino/espresso maker.

    Ovens. We believe, based on our experience in the industry, that we are the leading manufacturer of a broad line of specialized ovens, including high-heat efficiency ovens, high-heat convection and steam ovens and warming ovens. Our DS Steam Oven uses a method of preparing food in-flight by maintaining constant temperature and moisture in the food. It addresses the airlines' need to provide a wider range of foods than can be prepared by convection ovens.

    Refrigeration Equipment. We believe, based on our experience in the industry, that we are the worldwide industry leader in the design, manufacture and supply of commercial aircraft refrigeration equipment. We manufacture a self-contained wine and beverage chiller, refrigeration/freezers and air chilling systems.

    Oxygen Delivery Systems. We believe, based on our experience in the industry, that we are a leading manufacturer of oxygen delivery systems for both commercial and business jet aircraft. We are the only manufacturer with the capability to fully integrate overhead passenger service units with either chemical or gaseous oxygen equipment. Our oxygen equipment has been approved for use on all Boeing and Airbus aircraft and is also found on essentially all general aviation and VIP aircraft.

Engineered Interior Structures, Components and Assemblies.

    We believe, based on our experience in the industry, that we are a leader in designing and manufacturing galley structures, crew rest compartments and components. We estimate that as of December 31, 2003, we had an installed base of engineered interior structures, valued at replacement prices, of approximately $300 million.

    Engineering Design, Integration, Installation and Certification Services. We believe, based on our experience in the industry, that we are a leader in providing engineering, design, integration, installation and certification services for commercial aircraft passenger cabin interiors. We also offer our customers in-house capabilities to design, manage, integrate, test and certify reconfigurations and modifications for commercial aircraft and to manufacture related products, including engineering kits and interface components. We provide a broad range of interior reconfiguration services which allow airlines to change the size of certain classes of service, modify and upgrade the seating, install telecommunications and entertainment equipment, relocate galleys, lavatories and overhead bins, and install crew rest compartments.

    Crew Rest Compartments. We believe, based on our experience in the industry, that we are the worldwide leader in the design, certification and manufacture of crew rest compartments. The flight crew utilizes crew rest compartments during long-haul international flights. A crew rest compartment is constructed utilizing lightweight cabin interior technology and incorporating electrical, heating, ventilation and air conditioning and lavatory and sleep compartments.

    Aerospace Components and Assemblies. We believe, based on our experience in the industry, that we are a leading manufacturer of complex high-quality machined and fabricated metal components, assemblies and kits for aerospace and defense customers with demanding end-use applications. Our major products consist of gears, gearboxes, pistons and piston assemblies and standard hydraulic fittings. Additionally, we fabricate structural components and related items of fuselage, wing and payload sections including wing skin and fuel tank enclosure parts for commercial aircraft. Through these manufacturing activities we also provide our customers with significant engineering, materials and technical expertise.

    Passenger to Freighter Conversions. We believe, based on our experience in the industry, that we are a leading supplier of structural design and integration services, including airframe modifications for passenger-to-freighter conversions. In addition, we believe we are the leading provider of Boeing 767 passenger-to-freighter conversions and have performed conversions for Boeing 747-200 Combi, Boeing 747-200 (door only) and Airbus A300 B4 aircraft. Freighter conversions require sophisticated engineering capabilities and very large and complex proprietary parts kits.

Business Jet Products

    We believe, based on our experience in the industry, that we are the leading manufacturer of a broad product line of furnishings for business jets. Our products include a complete line of business jet seating products, direct and indirect lighting, air valves and oxygen delivery systems as well as sidewalls, bulkheads, credenzas, closets, galley structures, lavatories, tables and sofas. We have the capability to provide complete interior packages, including all design services, all interior components and program management services for executive aircraft interiors. We believe we are the preferred supplier of seating products and direct and indirect lighting systems for essentially every general aviation airframe manufacturer. We estimate that as of December 31, 2003 we had an aggregate installed base of such equipment, valued at replacement prices, of approximately $800 million.

Fastener Distribution

    Through our M & M subsidiary, we believe we offer one of the broadest lines of fasteners and inventory management services worldwide. Approximately 70% of our fastener sales are to the aftermarket, and over 60% of our orders are shipped the same day that they are received. With over 100,000 SKUs and next-day service, we serve as a distributor for almost every major aerospace fastener manufacturer. Our service offerings include inventory replenishment and management, electronic data interchange, special packaging and bar-coding, quality assurance testing and purchasing assistance. Our seasoned purchasing and sales team, coupled with state-of-the-art information technology and automated retrieval systems, provide the basis for our reputation for high quality and rapid (overnight) delivery.

Research, Development and Engineering

    We work closely with commercial airlines to improve existing products and identify customers' emerging needs. Our expenditures in research, development and engineering totaled $44.7 for the fiscal year ended December 31, 2003, $34.1 million for the transition period ended December 31, 2002, and $43.5 million for the fiscal year ended February 23, 2002. We employed 487 professionals in engineering, research and development and program management as of December 31, 2003. We believe, based on our experience in the industry, that we have the largest engineering organization in the cabin interior products industry, with software, electronic, electrical and mechanical design skills, as well as substantial expertise in materials composition and custom cabin interior layout design and certification.

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

    We believe that airlines prefer our integrated worldwide marketing approach, which is focused by airline and encompasses our entire product line. Led by a senior executive, teams representing each product line serve designated airlines that together accounted for 65% of the purchases of products manufactured by our Commercial Aircraft Products Group during the year ended December 31, 2003. Our teams have developed customer-specific strategies to meet each airline's product and service needs. We also staff "on-site" customer engineers at major airlines and airframe manufacturers to represent our entire product line and work closely with the customers to develop specifications for each successive generation of products required by the airlines. These engineers help customers integrate our wide range of cabin interior products and assist in obtaining the applicable regulatory certification for each particular product or cabin configuration. Through our on-site customer engineers, we expect to be able to more efficiently design and integrate products that address the requirements of our customers. We provide program management services, integrating all on-board cabin interior equipment and systems, including installation and Federal Aviation Administration certification, allowing airlines to substantially reduce costs. We believe that we are one of the only suppliers in the commercial aircraft cabin interior products industry with the size, resources, breadth of product line and global product support capability to operate in this manner.

    We market our business jet products directly to all of the world's general aviation airframe manufacturers, modification centers and operators. Business jet owners typically rely upon the airframe manufacturers and completion centers to coordinate the procurement and installation of their interiors. Business jet owners select manufacturers of business jet products on a basis similar to that for commercial aircraft interior products: customer design capabilities, product quality and performance, on-time delivery, after-sales customer service, product support and price. We believe that potential new competitors would face a number of barriers to entering the cabin interior products market. Barriers to entry include regulatory requirements, our large installed product base, our custom design capability, manufacturing capability, delivery, and after-sales customer service, product support and our broad product line.

    We market our aerospace fasteners directly to the airlines, completion centers, general aviation airframe manufacturers, first-tier suppliers to the airframe manufacturers, the airframe manufacturers and other distributors. We believe that our key competitive advantages are the breadth of our product offerings and our ability to deliver on a timely basis. We believe that our broad product offerings of aerospace fasteners and our ability to deliver products on a next day basis and our core competencies in product information management, purchasing and logistics management provide strong barriers to entry.

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

    As of December 31, 2003, our direct sales and marketing organization and product support consisted of 226 persons, plus 44 independent sales representatives. Our sales to non-U.S. customers were approximately $317 for the fiscal year ended December 31, 2003, $234 million for the transition period ended December 31, 2002 and $288 million for the fiscal year ended February 23, 2002, or approximately 51%, 46% and 42%, respectively, of net sales during such periods. During the fiscal year ended December 31, 2003 and the transition period ended December 31, 2002, approximately 74% of our total revenues were derived from airlines and other commercial aircraft operators compared to approximately 76% in the fiscal year ended February 23, 2002. Approximately 57% of our revenues for the fiscal year ended December 31, 2003 and 60% of our revenues during the transition period ended December 31, 2002 were from refurbishment, spares and upgrade programs. During the fiscal year ended December 31, 2003 and the transition period ended December 31, 2002, no single customer accounted for more than 10% of our consolidated sales. The portion of our revenues attributable to particular customers varies from year to year with the airlines' scheduled purchases of new aircraft and for retrofit and refurbishment programs for their existing aircraft.

Backlog

    We estimate that our backlog at December 31, 2003 was approximately $503 million as compared to approximately $450 million at December 31, 2002 and approximately $480 million at February 23, 2002. Of our backlog at December 31, 2003, approximately 66% is scheduled to be deliverable within the next twelve months; 52% of our total backlog is with North American customers, approximately 11% is with European customers and approximately 35% is with Asian customers (including Australia and New Zealand). Our backlog includes backlog from all of our businesses. Orders during 2003 increased 25% over the order level during 2002, resulting in a nearly 15% year-over-year increase in backlog at December 31, 2003.

Customer Service

    We believe that our customers place a high value on customer service and product support and that this service is a critical differentiating factor in our industry. The key elements of such service include:

    o Rapid response to requests for engineering design, proposal request and technical specifications;

    o  Flexibility with respect to customized features;

    o  On-time delivery;

    o  Immediate availability of spare parts for a broad range of products; and

    o Prompt attention to customer problems, including on-site customer training.

    Customer service is particularly important to airlines due to the high cost to the airlines of late delivery, malfunctions and other problems.

Warranty and Product Liability

    We warrant our products, or specific components thereof, for periods ranging from one to ten years, depending upon product and component type. We establish reserves for product warranty expense after considering relevant factors such as our stated warranty policies and practices, historical frequencies of claims to replace or repair products under warranty and recent sales and claims trends. Actual warranty costs reduce the warranty reserve as they are incurred. We periodically review the adequacy of accrued product warranty reserves and revisions of such reserves are recognized in the period in which such revisions are determined.

    We also carry product liability insurance. We believe that our insurance should be sufficient to cover product liability claims.

Competition

    The commercial aircraft cabin interior products market is relatively fragmented, with a number of competitors in each of the individual product categories. Due to the global nature of the commercial aerospace industry, competition comes from both U.S. and foreign manufacturers. However, as aircraft cabin interiors have become increasingly sophisticated and technically complex, airlines have demanded higher levels of engineering support and customer service than many smaller cabin interior products suppliers can provide. At the same time, airlines have recognized that cabin interior product suppliers must be able to integrate a wide range of products, including sophisticated electronic components, such as video and live broadcast TV, particularly in wide-body aircraft. We believe that the airlines' increasing demands will result in a consolidation of the remaining suppliers. We have participated in this consolidation through strategic acquisitions and internal growth and we intend to continue to participate in the consolidation.

    Our principal competitors for seating products are Group Zodiac S.A. and Keiper Recaro GmbH. Our primary competitors for interior systems products are Britax PLC, JAMCO, Scott Aviation and Intertechnique. Our principal competitors in the passenger-to-freighter conversion business include Boeing Airplane Services, Elbe Flugzeugwerk GmbH, a division of EADS, Israel Aircraft Industries, Pemco World Air Services and Aeronavili. Our principal competitors for other product and service offerings in our engineered interior structures, components and assemblies include TIMCO, JAMCO, Britax PLC and Driessen Aircraft Interior Systems. The market for business jet products is highly fragmented, consist of numerous competitors, the largest of which is Decrane Aircraft Holdings. Our primary competitors in the fastener distribution market are Honeywell Hardware Products Group, Wesco Aircraft Hardware, C.J. Fox and Pentacon.

Manufacturing and Raw Materials

    Our manufacturing operations consist of both the in-house manufacturing of component parts and sub-assemblies and the assembly of our designed component parts that are purchased from outside vendors. We maintain state-of-the-art facilities, and we have an ongoing strategic manufacturing improvement plan utilizing lean manufacturing processes. We constantly strive for continuous improvement from implementation of these plans for each of our product lines. We have implemented common information technology platforms company-wide, as appropriate. These activities should lower our production costs, shorten cycle times and reduce inventory requirements and at the same time improve product quality, customer response and profitability. We do not believe we are materially dependent on any single supplier or assembler for any of our raw materials or specified and designed component parts and, based upon the existing arrangements with vendors, our current and anticipated requirements and market conditions, we believe that we have made adequate provisions for acquiring raw materials.

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

    In March 1992, the FAA adopted Technical Standard Order C127, or TSO C127, requiring that all seats on certain new generation commercial aircraft installed after such date be certified to meet a number of new safety requirements, including the ability to withstand a 16G force. We have developed over 32 different seat models that meet the TSO C127 seat safety regulations, have successfully completed thousands of tests to comply with TSO C127 and, based on our installed base of 16G seats, are the recognized industry leader.

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

Environmental Matters

    Our operations are subject to extensive and changing federal, state and foreign laws and regulations establishing health and environmental quality standards, including those governing discharges of pollutants into the air and water and the management and disposal of hazardous substances and wastes. We may be subject to liability or penalties for violations of those standards. We are also subject to laws and regulations, such as the Federal Superfund law and similar state statutes, governing remediation of contamination at facilities that we currently or formerly owned or operated or to which we send hazardous substances or wastes for treatment, recycling or disposal. We believe that we are currently in compliance, in all material respects, with all environmental laws and regulations. However, we could become subject to future liabilities or obligations as a result of new or more stringent interpretations of existing laws and regulations. In addition, we may have liabilities or obligations in the future if we discover any environmental contamination or liability relating to our facilities or operations.

Patents

    We currently hold 131 United States patents and 89 international patents, covering a variety of products. We believe that the termination, expiration or infringement of one or more of such patents would not have a material adverse effect on our Company.

Employees

    As of December 31, 2003, we had approximately 3,300 employees. Approximately 69% of our employees are engaged in manufacturing, 15% in engineering, research and development and program management and 16% in sales, marketing, product support and general administration. Unions represent approximately 17% of our worldwide employees. A labor contract representing approximately 181 U.S. employees expires on April 30, 2006. The labor contract with the only other domestic union, which represents approximately 2% of our employees, runs through May 2004. We consider our employee relations to be good.

Financial Information About Segments and Foreign and Domestic Operations

    Financial and other information by segment and relating to foreign and domestic operations for the fiscal year ended December 31, 2003, the ten-month transition period ended December 31, 2002 and the fiscal year ended February 23, 2002, is set forth in note 15 to our consolidated financial statements.

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




                  [Remainder of page intentionally left blank]

ITEM 2.  PROPERTIES

    As of December 31, 2003, we had 11 principal operating facilities and one administrative facility, which comprises an aggregate of approximately 1.3 million square feet of space. The following table describes the principal facilities and indicates the location, function, approximate size and ownership status of each location.

-------------------------------------- --------------------------------- ---------------- ------------ ---------------------
                                                                                           Facility
                                                                                             Size
               Segment                             Location                  Purpose      (Sq. Feet)        Ownership
-------------------------------------- --------------------------------- ---------------- ------------ ---------------------

Commercial Aircraft Products           Winston-Salem, North Carolina....  Manufacturing       264,800         Leased
                                       Leighton Buzzard, England........  Manufacturing       114,000         Owned
                                       Kilkeel, Northern Ireland........  Manufacturing       110,500      Leased/Owned
                                       Anaheim, California..............  Manufacturing        98,000         Leased
                                       Lenexa, Kansas...................  Manufacturing        80,000         Leased
                                       Nieuwegein, The Netherlands......  Manufacturing        47,350         Leased
                                       Marysville, Washington...........  Engineering
                                                                          Services/
                                                                          Manufacturing       110,000         Leased
                                       Long Beach, California...........  Manufacturing       150,800         Owned

Business Jet Products                  Miami, Florida...................  Manufacturing       110,000         Leased
                                       Holbrook, New York...............  Manufacturing        20,100         Leased

Fastener Distribution                  Miami, Florida...................  Distribution        210,000         Leased

Corporate                              Wellington, Florida..............  Administrative       17,700         Owned

                                                                                           ------------
                                                                                            1,333,250



    We believe that our facilities are suitable for their present intended purposes and adequate for our present and anticipated level of operations.


                  [Remainder of page intentionally left blank]

ITEM 3.  LEGAL PROCEEDINGS

    We are a defendant in various legal actions arising in the normal course of business, the outcomes of which, in the opinion of management, neither individually nor in the aggregate are likely to result in a material adverse effect on our business, results of operations or financial condition.

    There are no material pending legal proceedings, other than the ordinary routine litigation incidental to the business discussed above, to which we or any of our subsidiaries are a party or of which any of our property is the subject.

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

                                                  (Amounts in Dollars)

                                                  High            Low

Calendar Year Ended December 31, 2001
    First Quarter                               $25.88         $16.00
    Second Quarter                               24.35          15.49
    Third Quarter                                19.90           3.50
    Fourth Quarter                               11.85           6.27
Calendar Year Ended December 31, 2002
    First Quarter                                10.16           6.31
    Second Quarter                               14.05           9.06
    Third Quarter                                13.11           4.00
    Fourth Quarter                                5.38           2.62
Calendar Year Ended December 31, 2003
    First Quarter                                 3.90           1.23
    Second Quarter                                3.97           1.47
    Third Quarter                                 5.92           2.63
    Fourth Quarter                                6.72           4.12

    On March 9, 2004 the last reported sale price of our common stock as reported by Nasdaq was $6.27 per share. As of such date, we had approximately 1,100 shareholders of record, and we estimate that there are approximately 16,000 beneficial owners of our common stock. We have not paid any cash dividends in the past, and we have no present intention of doing so in the immediate future. Our Board of Directors intends, for the foreseeable future, to retain any earnings to reduce indebtedness and finance our future growth, but expects to review our dividend policy regularly. The indentures, pursuant to which our 8%, 8 7/8% and 9 1/2% senior subordinated notes and 8 1/2% senior notes were issued, as well as our amended and restated bank credit facility, permit the declaration of cash dividends only in certain circumstances described therein.





                  [Remainder of page intentionally left blank]

ITEM 6.  SELECTED FINANCIAL DATA
(In millions, except per share data)

    Effective as of February 24, 2001, we acquired Alson Industries, Inc., T.L. Windust Machine, Inc., Maynard Precision, Inc. and DMGI, Inc. During fiscal 2002, we acquired M&M Aerospace Hardware, Inc., Nelson Aero Space, Inc. and Denton Jet Interiors, Inc. We also made one acquisition during the transition period ended December 31, 2002 and one acquisition during fiscal 2003. Results for each of these acquisitions are included in our operations in the financial data below since the date of acquisition. The financial data as of December 31, 2003, the transition period ended December 31, 2002 and for the fiscal years ended February 23, 2002, February 24, 2001 and February 26, 2000 have been derived from financial statements that have been audited by our independent auditors. The financial data for calendar 2002 and for the period from February 25, 2001 to December 31, 2001 has been derived from unaudited financial statements. Effective January 1, 2003, the Company adopted SFAS No. 145 "Rescissions of FASB Statements No. 4, 44, and 64, amendment of FASB Statement No. 13, and Technical Corrections" and, accordingly, has reclassified certain amounts from extraordinary item to loss on debt extinguishment in the summary financial data below. The following financial information is qualified by reference to, and should be read in conjunction with, our historical financial statements, including notes thereto, which are included elsewhere in this Form 10-K.

                                                       -----------------------  --------------------- ---------------------------
                                                              Calendar                  Ten-Month             Fiscal
                                                             Year Ended               Period Ended          Year Ended
                                                       -----------------------  --------------------- ---------------------------
                                                        Dec. 31,    Dec. 31,      Dec. 31,  Dec. 31,   Feb. 23,  Feb. 24,  Feb. 26,
                                                          2003       2002           2002     2001       2002     2001(d)    2000(e)
                                                       ----------  -----------  ---------- ---------- --------- --------- --------

        Statements of Operations Data:
        Net sales.................................... $  624.4     $  601.5     $  503.6   $  582.6   $  680.5    $666.4   $723.3
        Cost of sales(a).............................    453.6        417.9        352.3      464.4      530.1     416.6    543.6
                                                      --------     --------     --------   --------   --------    ------   ------
        Gross profit.................................    170.8        183.6        151.3      118.2      150.4     249.8    179.7
        Operating expenses:
         Selling, general and administrative(b)......    105.8        147.2        128.0      120.2      139.4     124.2    119.0
         Research, development and engineering.......     44.7         40.8         34.1       36.7       43.5      48.9     54.0
                                                      --------     --------     --------   --------   --------    ------   ------
        Operating earnings (loss)....................     20.3         (4.4)       (10.8)     (38.7)     (32.5)     76.7      6.7
        Equity in losses of unconsolidated subsidiary       --           --           --        --          --        --      1.3
        Interest expense, net........................     70.6         69.0         57.3       48.8       60.5      54.2     52.9
        Loss on debt extinguishment(c)...............      1.2           --           --        9.3        9.3        --       --
                                                      --------     --------     --------   --------   --------    ------   ------
        (Loss) earnings before income taxes..........    (51.5)       (73.4)       (68.1)     (96.8)    (102.3)     22.5    (47.5)
        Income taxes ................................      2.0          2.7          2.7        2.0        1.8       2.2      3.3
                                                      --------     --------     --------   --------    -------    ------   ------
        Net (loss) earnings.......................... $  (53.5)    $  (76.1)    $  (70.8)  $  (98.8)   $(104.1)   $ 20.3   $(50.8)
                                                      ========     ========     ========   ========    =======    ======   ======

        Basic net (loss) earnings per share:
        Net (loss) earnings.......................... $  (1.49)    $  (2.19)    $  (2.03)  $  (3.05)   $ (3.18)   $ 0.80   $(2.05)
                                                      ========     ========     ========   ========    =======    ======   ======
        Weighted average common shares...............     36.0         34.8         34.9       32.4       32.7      25.4     24.8

        Diluted net (loss) earnings per share:
        Net (loss) earnings.......................... $  (1.49)    $  (2.19)    $  (2.03)  $  (3.05)   $ (3.18)   $ 0.78   $(2.05)
                                                      ========     ========     ========   ========    =======    ======   ======
        Weighted average common shares...............     36.0         34.8         34.9       32.4       32.7      25.9     24.8

        Balance Sheet Data (end of period):
        Working capital.............................. $  274.3     $  262.9     $  262.9   $  295.6   $  304.8    $174.9   $129.9
        Goodwill, intangible and other assets, net ..    541.5        534.9        534.9      555.2      529.2     433.4    425.8
        Total assets.................................  1,052.5      1,067.1      1,067.1    1,177.8    1,128.3     936.0    881.8
        Long-term debt...............................    880.1        836.0        836.0      853.7      853.5     603.8    618.2
        Stockholders' equity.........................     31.9         69.3         69.3      142.6      121.1     135.3     64.5


                               Footnotes to Table

(a) We have acquired 24 businesses since 1989 for an aggregate purchase price of nearly $1 billion. We have incurred and expensed approximately $310 during the period from 1989 to 2001 related to acquisitions, integration of such acquisitions, consolidation of 17 facilities and reduction of approximately 3,000 employees. We incurred and expensed approximately $175 of such costs (including approximately $74 of cash costs) since the terrorist attacks of September 11, 2001, increasing the number of facilities consolidated to 22, and our headcount reductions to approximately 4,500 employees.

       We incurred costs related to this program as follows:



                                             Fiscal                                                 Ten-Month
                                              Year               Year        Transition Period       Period        Fiscal Year
                                             Ended              Ended              Ended              Ended           Ended
                                          December 31,       December 31,      December 31,       December 31,     February 23,
                                              2003               2002              2002               2001            2002
                                         ----------------- ---------------   -----------------    -------------- --------------
Cash charges (severance, integration
   costs, lease termination costs,
   relocation, training, facility
   preparation)                              $19.9               $36.7            $32.5               $ 17.1          $ 21.3
Write-down of property, plant,
   equipment, inventory and other
   assets                                     10.9                 7.0              7.0                 62.9            62.9
Impaired intangible assets                      --                  --               --                 20.4            20.4
                                             -----               -----            -----               ------          ------
                                             $30.8               $43.7            $39.5               $100.4          $104.6
                                             =====               =====            ======              ======          ======

       The consolidation and integration costs have been included as a component of cost of sales.

       We also incurred acquisition-related expenses of $6.8 during the fiscal year ended February 23, 2002 and the ten-month period ended December 31, 2001, which have been included as a component of selling, general and administrative expenses.

(b) In February 2003, we received an adverse arbitration award related to the amounts due us from the Thales Group, which reduced the amount due by $29.5. This non-cash charge is included in selling, general and administrative expenses.

(c) A loss on debt extinguishment of $1.2 for unamortized debt issue costs associated with the downsizing of our bank credit facility following the sale of $175.0 of senior notes in October 2003 has been included in our statement of operations for fiscal 2003. A loss on debt extinguishment of $9.3 for unamortized debt issue costs, redemption premiums and expenses related to the early retirement of our 9 7/8% senior subordinated notes due February 1, 2006 has been included in our consolidated statement of operations for the ten-month period ended December 31, 2001 and the fiscal year ended February 23, 2002, respectively.

(d) Our operating results during fiscal 2001 were negatively impacted by costs related to acquisitions and the termination of a proposed initial public offering by our subsidiary Advanced Thermal Sciences. These items reduced our net earnings by $8.3.

(e) Our operating results during fiscal 2000 were negatively impacted due to operational problems in our seating operations. Those problems arose due to a misalignment between our manufacturing processes, our newly installed Enterprise Resource Planning, or ERP, system and our product and service line rationalization. The aggregate impact of these problems on our results for the year ended February 26, 2000 was $94.4. Substantially all of these costs have been included as a component of cost of sales.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              (Dollars in millions, except per share data)

OVERVIEW

    Based on our experience in the industry, we believe we are the world's largest manufacturer of cabin interior products for commercial aircraft and for business jets and a leading aftermarket aerospace distributor of fasteners. We sell our manufactured products directly to virtually all of the world's major airlines and airframe manufacturers and a wide variety of business jet customers. In addition, based on our experience, we believe that we have achieved leading global market positions in each of our major product categories, which include:

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

    o business jet and general aviation interior products, including an extensive line of executive aircraft seats, direct and indirect overhead lighting systems, oxygen delivery systems, air valve systems, high-end furniture and cabinetry; and

    o   a broad line of aftermarket fasteners, covering over 100,000 SKUs.

    We also design, develop and manufacture a broad range of cabin interior structures and provide comprehensive aircraft cabin interior reconfiguration and passenger-to-freighter conversion engineering services and component kits.

    We generally derive our revenues from two primary sources: refurbishment or upgrade programs for the existing worldwide fleets of commercial and general aviation aircraft and new aircraft deliveries. For fiscal 2003, the ten month transition period ended December 31, 2002 and fiscal 2002, approximately 57%, 60% and 63%, respectively, of our revenues were derived from the aftermarket, with the remaining portions attributable to new aircraft deliveries. We believe our large installed base of products, estimated to be over $4.4 billion as of December 31, 2003 (valued at replacement prices), gives us a significant advantage over our competitors in obtaining orders both for spare parts and for refurbishment programs, principally due to the tendency of the airlines to purchase equipment for such programs from the original supplier.

    We conduct our operations through strategic business units that have been aggregated under three reportable segments: Commercial Aircraft Products, Business Jet Products and Fastener Distribution.

    Net sales by line of business were as follows:

                                              Fiscal Year Ended          Ten-Month Period Ended           Fiscal Year Ended
                                              December 31, 2003            December 31, 2002              February 23, 2002
                                            ----------------------    -----------------------------    ------------------------
                                               Net        % of             Net         % of               Net         % of
                                              Sales     Net Sales        Sales        Net Sales          Sales      Net Sales
                                            --------- ------------    ------------ ----------------    ---------- -------------
        Commercial aircraft products:
           Seating products                   $217.9       34.9%           $144.6       28.7%             $247.8      36.4%
           Interior systems products           137.5       22.0%            116.0       23.0%              152.6      22.4%
           Engineering services and
           engineered structures
           and components                       99.9       16.0%             93.9       18.7%              150.2      22.1%
                                             -------- ------------    ------------ ----------------    ---------- -------------
                                               455.3       72.9%            354.5       70.4%              550.6      80.9%
        Business jet products                   65.4       10.5%             71.1       14.1%               85.6      12.6%
        Fastener distribution                  103.7       16.6%             78.0       15.5%               44.3       6.5%
                                            --------- ------------    ------------ ----------------    ---------- -------------
        Net sales                             $624.4      100.0%           $503.6      100.0%             $680.5     100.0%
                                            ========= ============    ============ ================    ========== =============

    Net sales by domestic and foreign operations were as follows:

                          Fiscal               Ten-Month Period           Fiscal Year
                        Year Ended                  Ended                    Ended
                        December 31,              December 31,             February 23,
                           2003                      2002                    2002
                    -------------------     -----------------------    ------------------

United States             $408.0                    $362.4                   $535.7
Europe                     216.4                     141.2                    144.8
                    -------------------     -----------------------    ------------------
Total                     $624.4                    $503.6                   $680.5
                    ===================     =======================    ==================

    Net sales by geographic segment (based on destination) were as follows:

                       Fiscal Year Ended                  Ten-Month Period Ended                  Fiscal Year Ended
                       December 31, 2003                    December 31, 2002                     February 23, 2002
                  -----------------------------    -------------------------------------     ----------------------------
                     Net            % of                Net                % of                 Net           % of
                    Sales        Net Sales             Sales            Net Sales              Sales        Net Sales
                  ----------- -----------------    --------------- ---------------------     ----------- ----------------
Americas              $342.0       54.8%                   $303.6       60.3%                    $446.1      65.6%
Europe                 168.4       27.0%                    121.0       24.0%                     136.8      20.1%
Asia                   114.0       18.2%                     79.0       15.7%                      97.6      14.3%
                  ----------- -----------------    --------------- ---------------------     ----------- ----------------
                      $624.4      100.0%                   $503.6      100.0%                    $680.5     100.0%
                  =========== =================    =============== =====================     =========== ================

    We have substantially expanded the size, scope and nature of our business through a number of acquisitions. Since 1989, we have completed 24 acquisitions, including one acquisition during fiscal 2003, one acquisition during the transition period ended December 31, 2002 and three during fiscal 2002, for an aggregate purchase price of approximately $983, in order to position ourselves as the preferred global supplier to our customers.

    During the period from 1989 to 2000, we integrated the acquired businesses, closing 17 facilities, reducing our workforce by 3,000 positions and implementing common information technology platforms and lean manufacturing initiatives company-wide. This integration effort resulted in costs and charges totaling approximately $125.

    The rapid decline in industry conditions brought about by the terrorist attacks on September 11, 2001 caused us to implement a facility consolidation and integration plan designed to re-align our capacity and cost structure with changed conditions in the airline industry. The facility consolidation and integration plan included closing five facilities and reducing workforce by approximately 1,500 employees. We believe these initiatives will enable us to substantially expand profit margins when industry conditions improve and demand increases, strengthen the global business management focus on our core product categories and more effectively leverage our resources. The total cost of this program was approximately $175, including approximately $74 of cash charges.

    New product development is a strategic initiative for our company. Our customers regularly request that we engage in new product development and enhancement activities. We believe that these activities, if properly focused and managed, will protect and enhance our leadership position. Research, development and engineering spending have been approximately 6% - 7% of sales for the past several years, and is expected to remain at that level for the foreseeable future.

    We also believe in providing our businesses with the tools required to remain competitive. In that regard, we have, and will continue to invest in property and equipment that enhances our productivity. Over the past three years, annual capital expenditures ranged from $11 - $17. Taking into consideration our recent capital expenditure investments, current industry conditions and the recent acquisitions, we expect that annual capital expenditures will be approximately $12 - 14 for the next few years.

RESULTS OF OPERATIONS

Year Ended December 31, 2003 Compared to the Year Ended December 31, 2002

    Net sales for the year ended December 31, 2003 were $22.9 or 3.8% higher, compared to the prior year.

    Net sales for each of our segments are set forth in the following table:

                                            Year                             Year
                                            Ended            % of            Ended            % of
                                        Dec. 31, 2003     Net Sales      Dec. 31, 2002      Net Sales            Change
                                      ----------------- -------------- ----------------- --------------- -----------------------

Commercial Aircraft Products                $455.3          72.9%            $420.8           70.0%         $34.5         8.2 %
Business Jet Products                         65.4          10.5%              84.2           14.0%         (18.8)      (22.3)%
Fastener Distribution                        103.7          16.6%              96.5           16.0%           7.2         7.5 %
                                      ----------------- -------------- ----------------- --------------- ---------- ------------
Total                                       $624.4         100.0%            $601.5          100.0%         $22.9         3.8 %
                                      ================= ============== ================= =============== ========== ============

    Sales within the commercial aircraft products segment were up $34.5 or 8.2% compared to the prior year. Substantially all of the commercial aircraft products' revenue growth during 2003 was driven by increased aftermarket demand for seats. In the business jet segment, sales were down $18.8 or 22.3% compared to the prior year, reflecting the 32% decline in deliveries of new business jets. Fastener distribution sales in 2003 were up $7.2 or 7.5% compared to the prior year due to market share gains.

    Gross profit was $170.8, or 27.4% of net sales for the year ended December 31, 2003, compared to $183.6, or 30.5% of net sales last year. The decrease in gross profit is primarily due to poor operating results at our business jet segment throughout the year, weaker margins at our commercial aircraft products group due to product mix during the first half of 2003 and an approximately $8.0 adverse impact from the weakening U.S. dollar versus the British pound. We are subject to fluctuations in foreign exchange rates due to significant sales from our European facilities, substantially all of which are currently denominated in
U. S. dollars, while the corresponding labor, material and overhead costs are denominated in British pounds or euros.

    Research, development and engineering expenses were $44.7 or 7.2% of net sales in 2003 as compared with $40.8 or 6.8% of net sales for the prior year. The increase in expenses was primarily attributable to new product development programs associated with the launch of the Airbus A380 aircraft.

    Selling, general and administrative expenses were $105.8 or 16.9% of net sales for the year ended December 31, 2003, down $41.4 compared to $147.2 or 24.5% of net sales a year ago. Such costs in the prior year included a $29.5 non-cash write-off related to the Sextant litigation.

    During 2003 we received $9.0 in connection with the resolution of final matters related to the 1999 sale of our In-Flight Entertainment business. The benefit was offset by charges totaling $7.0 primarily related to inventories, increasing our allowance for bad debts, and impairment charges to reduce properties held for sale to estimated current values.

    Our initiative to resize our company to better adapt to the dramatic change in industry conditions, by reducing excess capacity and lowering our cost structure has been completed. In the process, we closed five facilities, relocated 12 major production lines and reduced workforce by approximately 1,500 positions or 31%. Total consolidation costs in 2003 were approximately $31, of which $11 was non-cash. This compares to $44 of such costs in 2002, of which $7 were non-cash costs. Such costs were included in cost of sales in both periods. We expect that annual cash savings from the consolidation activities of these past two years will be approximately $45 during 2004.

    Operating earnings were $4.8 lower in 2003 than in 2002, exclusive of the $29.5 non-cash charge related to the Sextant litigation. Operating earnings of $20.3 reflect $30.8 of consolidation costs, including $10.9 of non-cash charges, as compared to consolidation costs of $43.7 in 2002. Exclusive of the prior year non-cash legal settlement charge, the commercial aircraft products segment operating earnings improved by $12.9 on a $34.5 increase in revenues. The business jet segment generated a $(9.5) operating loss, an $18.4 decrease from the prior year, on a $18.8 or 22% decrease in revenues. Operating earnings at our fastener distribution segment increased to $18.0 on sales of $103.7, which were up 7% year-over-year.

    Interest expense, net was $70.6 for the year ended December 31, 2003, or $1.6 greater than interest expense of $69.0 for the prior year. The increase in interest expense was due to the increase in debt following our October 2003 sale of senior notes.

    We recorded a $1.2 loss on debt extinguishment during 2003 in connection with the downsizing of our revolving credit facility following our October 2003 notes offering.

    Net loss was $(53.5) or $(1.49) per share for the year ended December 31, 2003 as compared to a net loss of $(76.1) or $(2.19) per share for the prior year.



                [Remainder of this page intentionally left blank]

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

    Net sales for each of our segments are set forth in the following table:

                                   Transition                         Ten-Month
                                  Period Ended         % of          Period Ended           % of
                                 Dec. 31, 2002      Net Sales       Dec. 31, 2001        Net Sales               Change
                                ------------------ -------------- -------------------- ---------------- ---------------------------

Commercial Aircraft Products          $354.5           70.4%               $476.5            81.8%        $(122.0)         (25.6)%
Business Jet Products                   71.1           14.1%                 75.7            13.0%           (4.6)          (6.1)%
Fastener Distribution                   78.0           15.5%                 30.4             5.2%           47.6          156.6 %
                                ------------------ -------------- -------------------- ---------------- -------------- ------------
Total                                 $503.6          100.0%               $582.6           100.0%        $ (79.0)         (13.6)%
                                ================== ============== ==================== ================ ============== ============

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

    Gross profit was $151.3, or 30.0% of net sales for the transition period ended December 31, 2002 as compared to $118.2, or 20.3% of sales for the ten-month period ended December 31, 2001. The period over period increase in gross margin as a percentage of net sales occurred despite the 13.6% decrease in revenues and was due to a $60.9 reduction in facility consolidation and integration costs and the positive impact of our facility consolidation efforts, lean manufacturing and continuous improvement programs. Included in facility consolidation costs for the ten months ended December 31, 2001 was an impairment charge of $20.4 related to certain intangible assets, primarily comprised of technical plans and drawings and product approvals, in the Commercial Aircraft Products segment which management determined had been permanently impaired as a result of the decline in industry conditions and the facility consolidation.

    Selling, general and administrative expenses, excluding the $29.5 adverse result in the Thales arbitration, were $98.5 or 19.6% of net sales for the transition period ended December 31, 2002 as compared to $120.2 or 20.6% of net sales for the comparable period in the prior year. The $21.7 decrease in selling, general and administrative expenses was due to lower spending, primarily as a result of our facility consolidation and integration program and austerity measures, together with a decrease of $13.4 related to the adoption of SFAS No. 142. Because we acquired M & M in September 2001, the transition period ended December 31, 2002 reflects the full ten-month period of selling, general and administrative expenses of $12.0, as compared with $6.1 of such costs during the four months in the comparable period in the prior year.

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

    Despite a 13.6% decrease in net sales, our operating loss for the transition period ended December 31, 2002 decreased by $27.9 compared to the operating loss in the comparable period in the prior year due to a $60.9 decrease in facility consolidation and integration costs, and a $24.3 decrease in operating expenses, excluding the $29.5 arbitration result, arising from austerity measures and the implementation of SFAS No. 142.

    Interest expense, net was $57.3 for the transition period ended December 31, 2002, or $8.5 greater than interest expense of $48.8 for the comparable period in the prior year. The increase in interest expense is due to an increase in debt following the acquisition of M & M in September 2001 and higher interest rates on our bank borrowings.

    The lower level of revenues, which was partially offset by lower facility consolidation and integration costs during the transition period ended December 31, 2002, resulted in a loss before income taxes of $(68.1) or $28.7 less than the $(96.8) loss before income taxes in the comparable period in the prior year.

    Income tax expense for the transition period ended December 31, 2002 was $2.7 as compared to $2.0 in the comparable period in the prior year.

    Net loss was $(70.8) or $(2.03) per share for the transition period ended December 31, 2002 as compared to a net loss of $(98.8) or $(3.05) per share for the comparable period in the prior year.



                [Remainder of this page intentionally left blank]

LIQUIDITY AND CAPITAL RESOURCES

Current Financial Condition

    Our liquidity requirements consist of working capital needs, ongoing capital expenditures and payments of interest and principal on our indebtedness. Our primary requirements for working capital are directly related to the level of our operations; working capital primarily consists of accounts receivable and inventories, which fluctuate with the sales of our products. Our working capital was $274.3 as of December 31, 2003, as compared to $262.9 as of December 31, 2002 and $304.8 as of February 23, 2002. The increase in working capital from December 31, 2002 to December 31, 2003 was primarily due to the $15.0 repayment of our bank credit facility with the net proceeds from our October 2003 senior notes offering.

    At December 31, 2003, our cash and cash equivalents were $147.6, as compared to $156.9 at December 31, 2002 and $159.5 at February 23, 2002. The decrease in cash and cash equivalents from December 31, 2002 to December 31, 2003 was primarily due to the $144.0 paydown of our bank credit facility, our net loss and other changes in working capital, partially offset by the $175.0 senior notes offering.

Cash Flows

    At December 31, 2003, our cash and bank credit available under our current bank credit facility was $190.2 compared to $157.3 at December 31, 2002. Cash used in operating activities was $25.5 for the year ended December 31, 2003 and $13.5 during the transition period ended December 31, 2002. The primary use of cash during the year ended December 31, 2003 was a net loss of $53.5 and $0.7 of uses related to changes in our operating assets and liabilities, offset by non-cash charges from amortization and depreciation of $28.3. The primary sources of cash during the transition period ended December 31, 2002 were a non-cash impairment charge of $7.0, charges for depreciation and amortization of $24.7, a non-cash legal settlement charge of $29.5 and a decrease in accounts receivable of $22.2. The primary uses of cash during the transition period were a net loss of $70.8, an increase in inventories of $8.5 and a decrease in payables and accruals of $15.9.

    The primary use of cash from investing activities during the year ended December 31, 2003 was related to capital expenditures for the implementation of new information system enhancements and plant modernization. The primary source of cash from investing activities during the transition period ended December 31, 2002 was $33.4 of proceeds received from real estate sales and sales-leaseback transactions. The primary uses of cash from investing activities during such transition period were related to capital expenditures to implement new information system enhancements and plant modernization along with $6.5 of cash used for acquisitions.

Capital Spending

    Our capital expenditures were $11.2 and $17.4 during the year ended December 31, 2003 and the transition period ended December 31, 2002, respectively. The decrease in capital expenditures during 2003 is primarily attributable to the timing of plant consolidation and modernization efforts. We anticipate ongoing annual capital expenditures of approximately $12 - 14 for the next several years. We have no material commitments for capital expenditures. We have, in the past, generally funded our capital expenditures from cash from operations and funds available to us under bank credit facilities. We expect to fund future capital expenditures from cash on hand, from operations and from funds available to us under our current or any future bank credit facility. In addition, since 1989, we have completed 24 acquisitions for an aggregate purchase price of approximately $983. Following these acquisitions, we rationalized the businesses, reduced headcount by approximately 4,500 employees and eliminated 22 facilities. We have financed these acquisitions primarily through issuances of debt and equity securities, including our outstanding 8%, 8 7/8% and 9 1/2% senior subordinated notes and bank credit facilities.

Outstanding Debt and Other Financing Arrangements

    During 2003 and in February 2004 we obtained several amendments to our credit facility with JPMorgan Chase Bank to provide us with additional financial flexibility. The amendments reduced the size of the credit facility from $150 to $50 as part of the consideration to modify several financial covenants. The amendments had the effect of eliminating maintenance financial covenants consisting of interest coverage ratio, leverage ratio and minimum net worth. Under the amended and restated credit facility there are no maintenance financial covenants as long as cash is above $25 and there are no borrowings outstanding under this facility. If borrowings under the bank credit facility are outstanding and if cash is less than $70, the interest coverage ratio (as defined) must be at least 1.15:1 for the trailing 12 month period. The bank credit facility expires in February 2007, is collateralized by substantially all of our assets and bears interest at rates ranging from 250 to 400 basis points over the Eurodollar rate as defined in the agreement. At December 31, 2003, indebtedness under the bank credit facility consisted of letters of credit aggregating approximately $7.4. The amount available under the bank credit facility was $42.6 as of December 31, 2003. The bank credit facility contains customary affirmative covenants, negative covenants and conditions of borrowings, all of which were met as of December 31, 2003.

    Long-term debt consists principally of our 8 1/2% senior notes, 8 7/8% senior subordinated notes, 9 1/2% senior subordinated notes and 8% senior subordinated notes. The $250 of 8% notes mature on March 1, 2008, the $200 of 9 1/2% notes mature on November 1, 2008, the $175 of 8 1/2% senior notes mature on October 1, 2010 and the $250 of 8 7/8% notes mature on May 1, 2011. The senior subordinated notes are unsecured senior subordinated obligations and are subordinated to all of our senior indebtedness. The senior notes are unsecured obligations and are senior to all of our subordinated indebtedness, but subordinate to our secured borrowings under our bank credit facility. Each of the 8% notes, 8 1/2% ,8 7/8% notes and 9 1/2% notes contains restrictive covenants, including limitations on future indebtedness, restricted payments, transactions with affiliates, liens, dividends, mergers and transfers of assets, all of which we met as of December 31, 2003. A breach of these covenants, or the covenants under our current or any future bank credit facility, that continues beyond any grace period can constitute a default, which can limit the ability to borrow and can give rise to a right of the lenders to terminate the applicable facility and/or require immediate repayment of any outstanding debt.

Contractual Obligations

    The following charts reflect our known contractual obligations and commercial commitments as of December 31, 2003. Commercial commitments include lines of credit, guarantees and other potential cash outflows resulting from a contingent event that requires performance by us or our subsidiaries pursuant to a funding commitment.


Contractual Obligations               2004         2005        2006        2007        2008        Thereafter        Total
                                   ------------ ------------ ---------- ----------- ------------ --------------- --------------
Bank credit facility                   $  --        $  --       $  --       $  --      $   --        $   --        $     --
Other long-term debt                     1.9          0.6         4.4         0.4       449.7         425.0           882.0
Operating leases                        11.7         10.6         9.8         9.6         8.9          42.2            92.8
Purchase obligations (1)                65.5         11.3         1.6         0.7          --            --            79.1
                                       -----        -----       -----       -----      ------        ------        --------
   Total                               $79.1        $22.5       $15.8       $10.7      $458.6        $467.2        $1,053.9
                                       =====        =====       =====       =====      ======        ======        ========

Commercial Commitments
Letters of Credit                      $  --        $  --       $  --       $ 7.4      $   --        $   --        $    7.4


(1) Occasionally we enter into purchase commitments for production materials and other items, which are reflected in the table above. We also enter into unconditional purchase obligations with various vendors and suppliers of goods and services in the normal course of operations through purchase orders or other documentation or are undocumented except for an invoice. Such obligations are generally outstanding for periods less than a year and are settled by cash payments upon delivery of goods and services and are not reflected in the total unconditional purchase obligations presented in this line item.

    We believe that our cash flows, together with cash on hand provide us with the ability to fund our operations, make planned capital expenditures and make scheduled debt service payments for the foreseeable future. However, such cash flows are dependent upon our future operating performance, which, in turn, is subject to prevailing economic conditions and to financial, business and other factors, including the conditions of our markets, some of which are beyond our control. If, in the future, we cannot generate sufficient cash from operations to meet our debt service obligations, we will need to refinance such debt obligations, obtain additional financing or sell assets. We cannot assure you that our business will generate cash from operations, or that we will be able to obtain financing from other sources, sufficient to satisfy our debt service or other requirements.

Sale-Leaseback

    In September 2002, we entered into two sale-leaseback transactions involving four of our facilities. Under the transactions, the facilities were sold for $27.0, net of transaction costs and have been leased back for periods ranging from 15 to 20 years. The leasebacks have been accounted for as operating leases. The future lease payments have been included in the above tables. A gain of $4.8 resulting from the sale has been deferred and is being amortized to rent expense over the initial term of the leases.

Off-balance Sheet Arrangements

Lease Arrangements

    We finance our use of certain equipment under committed lease arrangements provided by various financial institutions. Since the terms of these arrangements meet the accounting definition of operating lease arrangements, the aggregate sum of future minimum lease payments is not reflected on our consolidated balance sheet. At December 31, 2003, future minimum lease payments under these arrangements approximated $92.8.

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

Product Warranty Costs -- Estimated costs related to product warranties are accrued at the time products are sold. In estimating our future warranty obligations, we consider various relevant factors, including our stated warranty policies and practices, the historical frequency of claims and the cost to replace or repair our products under warranty. The following table provides a reconciliation of the activity related to our accrued warranty expense:

                                  Fiscal            Transition         Fiscal Year
                                Year Ended         Period Ended           Ended
                               December 31,        December 31,        February 23,
                                  2003                 2002                2002
                            ------------------- ------------------- ------------------
Beginning accrual                  $ 8.9               $11.3              $ 9.9
Charges to expense                   6.7                 2.5                8.4
Costs incurred                      (3.7)               (4.9)              (7.0)
                            ------------------- ------------------- ------------------
Ending accrual                     $11.9               $ 8.9              $11.3
                            =================== =================== ==================

Deferred Tax Assets

    We established a valuation allowance, which was $136.3 as of December 31, 2003, related to the utilization of our deferred tax assets because of uncertainties that preclude us from determining that it is more likely than not that we will be able to generate taxable income to realize such assets during the federal operating loss carryforward period, which begins to expire in 2012. Such uncertainties include recent cumulative losses, the highly cyclical nature of the industry in which we operate, risks associated with our facility consolidation plan, our high degree of financial leverage, risks associated with new product introductions, recent increases in the cost of fuel and its impact on our airline customers, and risks associated with the integration of acquired businesses. We monitor these uncertainties, as well as other positive and negative factors that may arise in the future, as we assess the necessity for a valuation allowance for our deferred tax assets.

RECENT ACCOUNTING PRONOUNCEMENTS

    In December 2003, the Securities and Exchange Commission released Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition," which supersedes SAB 101, "Revenue Recognition in Financial Statements." SAB 104 clarifies existing guidance regarding revenues for contracts which contain multiple deliverables to make it consistent with Emerging Issues Task Force ("EITF") No. 00-21,"Accounting for Revenue Arrangements with Multiple Deliverables." The adoption of SAB 104 did not have a material impact on our revenue recognition policies, nor our financial position or results of operations.

    In November 2002, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," an interpretation of FASB Statements No. 5, 57 and 107, and rescission of FIN No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others." FIN No. 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. We adopted the disclosure provision of such interpretation on December 31, 2002, and the recognition provision on January 1, 2003, as required. Our adoption of such interpretation did not have a material impact on our results of operations or financial position. Additional disclosures are presented in Note 9 to our consolidated financial statements.

    In January 2003, the FASB issued Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities" and in December 2003, issued Interpretation No. 46 (revised December 2003) "Consolidation of Variable Interest Entities - An Interpretation of APB No. 51." In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 (R) clarifies the application of Accounting Research Bulletin ("APB") No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without subordinated financial support from other parties. The consolidation requirements of FIN No. 46 applies immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. FIN No. 46 (R) applies immediately to variable interest entities created after December 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies no later than the first reporting period ending after December 15, 2004 to variable interest entities in which an enterprise holds a variable interest (other than special purpose) that it acquired before January 1, 2004. FIN No. 46 (R) applies to public enterprises as of the beginning of the applicable interim or annual period. We believe that the adoption of FIN No. 46 and FIN No. 46 (R) will not have a material impact on our financial position or results of operations because we have no variable interest entities.

    In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Instruments with Characteristics of both Liabilities and Equity," ("SFAS 150") which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that an issuer classify a financial instrument that is within its scope, which may have previously been reported as equity, as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003 for public companies. In October 2003, the FASB deferred implementation of paragraphs 9 and 10 of SFAS 150 regarding parent company treatment of minority interest for certain limited life entities. This deferral is for an indefinite period. The adoption of SFAS 150 did not have a material impact on our financial statements.

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

Revenue Recognition

    Sales of products are recorded when the earnings process is complete. This generally occurs when the products are shipped to the customer in accordance with the contract or purchase order, risk of loss and title has passed to the customer, collectibility is reasonably assured and pricing is fixed and determinable. In instances where title does not pass to the customer upon shipment, we recognize revenue upon delivery or customer acceptance, depending on the terms of the sales contract.

    Service revenues primarily consist of engineering activities and are recorded when services are performed.

    Historically, revenues and costs under certain long-term contracts are recognized using contract accounting under the percentage-of-completion method. The percentage of completion method requires the use of estimates of costs to complete long-term contracts. The estimation of these costs requires judgment on the part of management due to the duration of these contracts as well as the technical nature of the products involved. Adjustments to these estimated costs are made on a consistent basis. A provision for contract losses is recorded when such facts are determinable. Revenues recognized under contract accounting during fiscal 2003, the 2002 transition period, and fiscal 2001 were not material.

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

Accounts Receivable

    We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer's current creditworthiness, as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain an allowance for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. If the actual uncollected amounts significantly exceed the estimated allowance, our operating results would be significantly adversely affected. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past.

Inventories

    We value our inventories at the lower of cost to purchase or manufacture the inventory or the current estimated market value of the inventory. Cost is determined using the standard cost method for our manufacturing businesses and the weighed average cost method for our distribution businesses. The inventory balance, which includes the cost of raw material, purchased parts, labor and production overhead costs, is recorded net of a reserve for excess, obsolete or unmarketable inventories. We regularly review inventory quantities on hand and record a reserve for excess and obsolete inventories based primarily on historical usage and on our estimated forecast of product demand and production requirements. As demonstrated since the events of September 11, 2001, demand for our products can fluctuate significantly. Our estimates of future product demand may prove to be inaccurate, in which case we may have understated or overstated the provision required for excess and obsolete inventories. In the future, if our inventories are determined to be overvalued, we would be required to recognize such costs in our cost of goods sold at the time of such determination. Likewise, if our inventories are determined to be undervalued, we may have over-reported our costs of goods sold in previous periods and would be required to recognize such additional operating income at the time of sale.

Long-Lived Assets (including Tangible and Intangible Assets and Goodwill)

    To conduct our global business operations and execute our strategy, we acquire tangible and intangible assets, which affect the amount of future period amortization expense and possible impairment expense that we may incur. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect our consolidated financial statements. We assess potential impairment to goodwill of a reporting unit and other intangible assets on an annual basis or when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Our judgments regarding the existence of impairment indicators and future cash flows related to intangible assets are based on operational performance of our acquired businesses, expected changes in the global economy, aerospace industry projections, discount rates and other factors. Future events could cause us to conclude that impairment indicators exist and that goodwill or other acquired tangible or intangible assets associated with our acquired businesses is impaired. Any resulting impairment loss could have an adverse impact on our results of operations.

Accounting for Income Taxes

    As part of the process of preparing our consolidated financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheets. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the consolidated statements of operations.

    Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a full valuation allowance of $136.3 as of December 31, 2003, due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain net operating income losses carried forward, before they expire. The valuation allowance is based on our estimates of taxable income by jurisdictions in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to establish an additional valuation allowance which could materially impact our financial position and results of operations.



                  [Remainder of page intentionally left blank]

RISK FACTORS

Risks Relating to Our Business

We are directly dependent upon the conditions in the airline and business jet industries and a severe and prolonged downturn could negatively impact our results of operations

    The September 11, 2001 terrorist attacks have severely impacted conditions in the airline industry. According to industry sources, since such attacks most major U.S. and a number of international carriers have substantially reduced their flight schedules, parked or retired portions of their fleets, reduced their workforce and implemented other cost reduction initiatives. The airlines have further responded by decreasing domestic airfares. As a result of the decline in both traffic and airfares following the September 11, 2001 terrorist attacks, and their aftermath, as well as other factors, such as the weakening economy and increases in fuel costs, the world airline industry lost a total of $30 billion in calendar years 2001 - 2003, including $6.5 billion in 2003. The airline industry crisis also caused 17 airlines worldwide to declare bankruptcy or cease operations in the past three years.

    The business jet industry has also been experiencing a severe downturn, driven by weak economic conditions and poor corporate profits. During 2003, three business jet manufacturers reduced or temporarily halted production of a number of aircraft types. Deliveries of new business jets were down 32% during 2003, as compared to 2002, and are expected to remain depressed for the foreseeable future, according to industry forecasts.

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

Our substantial indebtedness could limit our ability to obtain additional financing and adversely effect the holders of our securities

    As of December 31, 2003, we had approximately $882.0 million of total indebtedness outstanding, representing approximately 97% of total capitalization, and $734.4 million of net indebtedness outstanding (total indebtedness less cash and cash equivalents), representing approximately 96% of total capitalization. Subject to the limits contained in our existing bank credit facility and the indentures governing our outstanding senior subordinated notes, we could also incur substantial additional indebtedness in the future.

The degree of our leverage could adversely affect the holders of our securities, by:

    o limiting our ability to obtain additional financing to fund our growth strategy, working capital requirements, capital expenditures, acquisitions, debt service requirements or other general corporate requirements; and

    o increasing our exposure to interest rate increases because borrowings under our current bank credit facility are, and borrowings under any future bank credit facility could be, at variable interest rates.

Our substantial indebtedness will require that a significant portion of our cash flow be used for debt service, which will limit our ability to use our cash flow for other areas of our business and could adversely affect the holders of our securities

    As a result of our substantial indebtedness, we have substantial debt service obligations that could have significant consequences to holders of our securities, including:

    o limiting our ability to use operating cash flow in other areas of our business because we must dedicate a substantial portion of those funds to fund debt service obligations; and

    o increasing our vulnerability to adverse economic and industry conditions.

    Our ability to satisfy our debt service obligations will depend upon, among other things, our future operating performance and our ability to refinance indebtedness when necessary. Each of these factors is to a large extent dependent on economic, financial, competitive and other factors beyond our control. If, in the future, we cannot generate sufficient cash from operations to meet our debt service obligations, we will need to refinance, obtain additional financing or sell assets. We cannot assure you that our business will generate cash flow, or that we will be able to obtain funding, sufficient to satisfy our debt service requirements. For the year ended December 31, 2003, our cash flows used in operations were $25.5 million. See also "Selected Financial Data". In addition to the debt service requirements of our outstanding indebtedness, we have other demands on our cash resources, including, among others, capital expenditures and operating expenses.

We have significant financial and operating restrictions in our debt instruments that may have an adverse effect on our operations

    The indentures governing our outstanding senior and senior subordinated notes contain numerous financial and operating covenants that limit our ability to incur additional indebtedness, to create liens or other encumbrances, to make certain payments and investments, including dividend payments, to engage in transactions with affiliates, to engage in sale/leaseback transactions, to guarantee indebtedness and to sell or otherwise dispose of assets and merge or consolidate with other entities. Agreements governing future indebtedness could also contain significant financial and operating restrictions. Our current amended and restated bank credit facility contains customary affirmative and negative covenants. A failure to comply with the obligations contained in any current or future agreements governing our indebtedness, including our indentures, could result in an event of default under our current or any future bank credit facility, or such indentures, which could permit acceleration of the related debt and acceleration of debt under other instruments that may contain cross-acceleration or cross-default provisions. We are not certain whether we would have, or be able to obtain, sufficient funds to make any such accelerated payments.

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

There are risks associated with our facility consolidation and integration program; failure of our combined operations to perform as expected could lead to a loss of revenues and customers

    We have implemented a comprehensive facility consolidation and integration plan designed to reduce our capacity and fixed costs consistent with current demand and anticipated demand. This plan involved shutting five principal facilities and transferring the operations to other facilities while maintaining an ongoing business for the transferred operations. If the results of implementing this plan are not as we expected, our costs may be higher than we currently anticipate or we may incur delays in delivering products to our customers or the quality of such products may suffer. This may adversely impact our results of operations and financial condition. While the facility consolidation program is now complete, there can be no assurance that the results of the implementation of this plan will continue to be as we expected or that we will not incur liabilities as a result thereof.

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

We compete with a number of established companies, some of which have significantly greater financial, technological and marketing resources than we do, and we may not be able to compete effectively with these companies

    We compete with numerous established companies. Some of these companies, particularly in the passenger-to-freighter conversion business, have significantly greater financial, technological and marketing resources than we do. Our ability to be an effective competitor will depend on our ability to remain the supplier of retrofit and refurbishment products and spare parts on the commercial fleets on which our products are currently in service. It will also depend on our success in causing our products to be selected for installation in new aircraft, including next-generation aircraft, and in avoiding product obsolescence. Our ability to maintain or expand our market position in the passenger-to-freighter conversion business will depend on our success in being selected to convert specific aircraft, our ability to maintain and enhance our engineering design, our certification and program management capabilities and our ability to manufacture a broader range of structural components, connectors and fasteners used in this business.

There are risks inherent in international operations that could have a material adverse effect on our business operations

     While the majority of our operations are based domestically, each of our facilities sells to airlines all over the world. Our customers are located primarily in North America, Europe and the Asia/Pacific Rim region, including Australia and New Zealand, and we also have customers in most other geographic regions, including South America and the Middle East. As a result, 40% or more of our consolidated sales for the past three fiscal years were to airlines located outside the United States. In addition, we have a number of subsidiaries in foreign countries (primarily in Europe), which have sales outside the United States. Approximately 35% and 28%, respectively, of our sales during the fiscal year ended December 31, 2003 and transition period ended December 31, 2002 came from our foreign operations. Fluctuations in the value of foreign currencies affect the dollar value of our net investment in foreign subsidiaries, with these fluctuations being included in a separate component of stockholders' equity. Operating results of foreign subsidiaries are translated into U.S. dollars at average monthly exchange rates. At December 31, 2003 we reported a cumulative foreign currency translation amount of $0.7 in stockholders' equity as a result of foreign currency adjustments, and we may incur additional adjustments in future periods. In addition, the U.S. dollar value of transactions based in foreign currency (collections on foreign sales or payments for foreign purchases) also fluctuates with exchange rates. If in the future a substantial majority of our sales were not denominated in the currency of the country of product origin, we could face increased currency risk. Also, changes in the value of the U.S. dollar or other currencies could result in fluctuations in foreign currency translation amounts or the U.S. dollar value of transactions and, as a result, our net earnings could be adversely affected. Our exposure to currency fluctuations arises from labor, material and overhead costs for goods produced in our Holland, England and Ireland production facilities, which are incurred in British pounds or euros, for which the sales revenues are generally denominated in U.S. dollars. See also "Managements Discussion and Analysis of Financial Condition and Results of Operations."

    Historically we have not engaged in hedging transactions. However, we may engage in hedging transactions in the future to manage or reduce our foreign exchange risk. However, our attempts to manage our foreign currency exchange risk may not be successful and, as a result, our results of operations and financial condition could be adversely affected.

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

Our total assets include substantial intangible assets. The write-off of a significant portion of unamortized intangible assets would negatively affect our results of operations

    Our total assets reflect substantial intangible assets. At December 31, 2003, goodwill and identified intangibles, net, represented approximately 48.6% of total assets. Intangible assets consist of goodwill and other identified intangible assets associated with our acquisitions, representing the excess of cost over the fair value of tangible assets we have acquired since 1989. We may not be able to realize the value of these assets. Goodwill and other intangible assets with indefinite lives are not amortized, but are reviewed at least annually for impairment. Acquired intangible assets with definite lives are amortized over their individual useful lives. In addition to goodwill, our intangible assets with indefinite lives consist of the M & M trademark. In accordance with SFAS No. 142, the goodwill and trademark with indefinite lives that were being amortized over periods ranging from 30 to 40 years are no longer amortized beginning February 24, 2002. On at least an annual basis, we assess whether there has been an impairment in the value of goodwill and other intangible assets with indefinite lives. If the carrying value of the asset exceeds the estimated fair value of the related business, an impairment is deemed to have occurred. In this event, the amount is written down accordingly. Under current accounting rules, this would result in a charge to operating earnings. Any determination requiring the write-off of a significant portion of unamortized goodwill and identified intangible assets would negatively affect our results of operations and total capitalization, which could be material.

If we make acquisitions, they may be less successful than we expect, which could have a material adverse effect on our financial condition

    We may consider future acquisitions, some of which could be material to us. We continually explore and conduct discussions with many third parties regarding possible acquisitions, although we have no current intentions of pursuing or making any material acquisitions in the near future. Our ability to continue to achieve our goals may depend upon our ability to effectively integrate such companies, to achieve cost efficiencies and to manage these businesses as part of our company. We may not be successful in implementing appropriate operational, financial and management systems and controls to achieve the benefits expected to result from these acquisitions. Our efforts to integrate these businesses could be adversely affected by a number of factors beyond our control, such as regulatory developments, general economic conditions, increased competition and the loss of certain customers resulting from the acquisitions. In addition, the process of integrating these businesses could cause difficulties for us, including an interruption of, or loss of momentum in, the activities of our existing business and the loss of key personnel and customers. Further, the benefits that we anticipate from these acquisitions may not develop. Depending upon the acquisition opportunities available, we also may need to raise additional funds or arrange for additional bank financing in order to consummate such acquisitions.

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

Our rights plan and provisions in our charter documents could make the removal of incumbent directors more difficult and time-consuming and may have the effect of discouraging a tender offer or other takeover attempt not previously approved by the board of directors

    Our board of directors has declared a dividend of one preferred share purchase right for each share of common stock outstanding. A right will also be attached to each share of common stock subsequently issued. The rights will have certain anti-takeover effects. If triggered, the rights would cause substantial dilution to a person or group of persons that acquires more than 15.0% of our common stock on terms not approved by our board of directors. The rights could discourage or make more difficult a merger, tender offer or other similar transaction.

    Under our restated certificate of incorporation, our board of directors also has the authority to issue preferred stock in one or more series and to fix the powers, preferences and rights of any such series without stockholder approval. The board of directors could, therefore, issue, without stockholder approval, preferred stock with voting and other rights that could adversely affect the voting power of the holders of common stock and could make it more difficult for a third party to gain control of us. In addition, under certain circumstances, Section 203 of the Delaware General Corporation Law makes it more difficult for an "interested stockholder," or generally a 15% stockholder, to effect various business combinations with a corporation for a three-year period.

You may not receive cash dividends on our shares of common stock

    We have never paid a cash dividend and do not plan to pay cash dividends on our common stock in the foreseeable future. We intend to retain our earnings to finance the development and expansion of our business and to repay indebtedness. Also, our ability to declare and pay cash dividends on our common stock is restricted by covenants in our outstanding notes. Our current bank credit facility also contains customary covenants, which include covenants restricting our ability to declare and pay cash dividends.

If the price of our common stock continues to fluctuate significantly, you could lose all or part of any investment in our common stock

    The price of our common stock is subject to sudden and material increases and decreases, and decreases could adversely affect investments in our common stock. For example, since the beginning of 2002, the closing price of our common stock has ranged from a low of $1.25 to a high of $13.59. The price of our common stock could fluctuate widely in response to:

    o   our quarterly operating results;

    o   changes in earnings estimates by securities analysts;

    o   changes in our business;

    o   changes in the market's perception of our business;

    o changes in the businesses, earnings estimates or market perceptions of our competitors or customers;

    o   changes in airline industry or business jet industry conditions;

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

FORWARD-LOOKING STATEMENTS

    This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 31E of the Securities Exchange Act of 1934. Forward-looking statements include all statements that do not relate solely to historical or current facts, including statements regarding implementation and expected benefits of lean manufacturing and continuous improvement plans, our dealings with customers and partners, the consolidation of facilities, reduction of our workforce, integration of acquired businesses, ongoing capital expenditures, the impact of the large number of indefinitely grounded aircraft on demand for our products and our underlying assets, the adequacy of funds to meet our capital requirements, the ability to refinance our indebtedness, if necessary, the reduction of debt, the potential impact of new accounting pronouncements and the impact on our business from the September 11, 2001 terrorist attacks, SARS outbreak and war in Iraq. These forward-looking statements include risks and uncertainties, and our actual experience may differ materially from that anticipated in such statements. Factors that might cause such a difference include those discussed in our filings with the Securities and Exchange Commission, under the heading "Risk Factors" in this Form 10-K, as well as future events that may have the effect of reducing our available operating income and cash balances, such as unexpected operating losses, the impact of rising fuel prices on our airline customers, outbreaks in national or international hostilities, terrorist attacks, prolonged health issues which reduce air travel demand (e.g., SARS), delays in, or unexpected costs associated with, the integration of our acquired or recently consolidated businesses, conditions in the airline industry, changing conditions in the business jet industry, problems meeting customer delivery requirements, our success in winning new or expected refurbishment contracts from customers, capital expenditures, cash expenditures related to possible future acquisitions, facility closures, product transition costs, labor disputes involving us, our significant customers or airframe manufacturers, the possibility of a write-down of intangible assets, delays or inefficiencies in the introduction of new products or fluctuations in currency exchange rates.

    We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented herein. These statements should be considered only after carefully reading this entire Form 10-K.





                  [Remainder of page intentionally left blank]

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We are exposed to a variety of risks, including foreign currency fluctuations and changes in interest rates affecting the cost of our variable-rate debt.

    Foreign currency - We have direct operations in Europe that receive revenues from customers primarily in U.S. dollars and purchase raw materials and component parts from foreign vendors primarily in British pounds or euros. Accordingly, we are exposed to transaction gains and losses that could result from changes in foreign currency exchange rates relative to the U.S. dollar. The largest foreign currency exposure results from activity in British pounds and Euros.

    From time to time, we and our foreign subsidiaries may enter into foreign currency exchange contracts to manage risk on transactions conducted in foreign currencies. At December 31, 2003, we had no outstanding forward currency exchange contracts. We did not enter into any other derivative financial instruments.

    Interest Rates - At December 31, 2003, we had no adjustable rate debt and fixed rate debt of $882.0. The weighted average interest rate for the fixed rate debt was approximately 8.7% at December 31, 2003. If interest rates were to increase by 10% above current rates, the impact on our financial statements would be to reduce pretax income by a negligible amount. We do not engage in transactions intended to hedge our exposure to changes in interest rates.

    As of December 31, 2003, we maintained a portfolio of securities consisting mainly of taxable, interest-bearing deposits with weighted average maturities of less than three months. If short-term interest rates were to increase or decrease by 10%, we estimate interest income would increase or decrease by approximately $0.1.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The information required by this section is set forth beginning from page F-1 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

ITEM 9A.  CONTROLS AND PROCEDURES

    Our principal executive officer and our principal financial officer, after evaluating, together with management, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2003, the end of the period covered by this report, have concluded that, as of such date, our disclosure controls and procedures were adequate and effective to ensure that material information relating to our company and our consolidated subsidiaries would be made known to them by others within those entities. There were no changes in our company's internal control over financial reporting that occurred during the fourth quarter of 2003 that have materially affected, or are reasonably likely to materially affect, our company's internal control over financial reporting.




                  [Remainder of page intentionally left blank]

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table sets forth information regarding our directors and executive officers as of February 24, 2004. Officers of the Company are elected annually by the Board of Directors.

Title                                  Age    Position

Amin J. Khoury......................    64    Chairman of the Board

Robert J. Khoury....................    61    President, Chief Executive Officer and Director

Jim C. Cowart.......................    52    Director

Richard G. Hamermesh................    56    Director*

Brian H. Rowe.......................    72    Director**

Jonathan M. Schofield...............    63    Director**

David C. Hurley.....................    64    Director*

Wesley W. Marple, Jr................    72    Director*

Thomas P. McCaffrey.................    49    Corporate Senior Vice President of Administration and Chief Financial Officer

Michael B. Baughan..................    44    Senior Vice President and General Manager, Commercial Aircraft Products Group

Robert A. Marchetti.................    61    Group Vice President and General Manager, Fastener Distribution Group

Mark D. Krosney.....................    57    Group Vice President and General Manager, Business Jet Group

Edmund J. Moriarty..................    60    Corporate Vice President-Law, General Counsel and Secretary

Jeffrey P. Holtzman.................    48    Vice President-Finance and Treasurer

Stephen R. Swisher..................    45    Vice President-Finance and Controller


--------
*      Member, Audit Committee
**     Member, Stock Option and Compensation Committee



                  [Remainder of page intentionally left blank]

Director Classification

    Our Restated Certificate of Incorporation provides that the Board of Directors is to be divided into three classes, each nearly as equal in number as possible, so that each director (in certain circumstances after a transitional period) will serve for three years, with one class of directors being elected each year. The Board is currently comprised of two Class I Directors (Brian H. Rowe and Jim C. Cowart), three Class II Directors (Robert J. Khoury, David C. Hurley and Jonathan M. Schofield) and three Class III Directors (Amin J. Khoury, Wesley W. Marple, Jr. and Richard G. Hamermesh). The terms of the Class I, Class II and Class III Directors expire at the end of each respective three-year term and upon the election and qualification of successor directors at annual meetings of stockholders held at the end of each fiscal year. Our executive officers are elected annually by the Board of Directors following the annual meeting of stockholders and serve at the discretion of the Board of Directors.

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

    Jim C. Cowart has been a Director since November 1989. Mr. Cowart is currently a Principal of Cowart & Co. LLC and Auriga Partners, Inc., private capital firms that provide strategic planning, competitive analysis, financial relations and other services. From August 1999 to May 2001, he was Chairman of QualPro Corporation, an aerospace components manufacturing company, and from February 1998 to November 2000, Mr. Cowart was Chairman and CEO of E-Com Architects, Inc., a computer software company. From January 1993 to November 1997, he was the Chairman and CEO of Aurora Electronics Inc. Previously, Mr. Cowart was a founding general partner of Capital Resource Partners, a private investment capital manager, and he held various positions in investment banking and venture capital with Lehman Brothers, Shearson Venture Capital and Kidder, Peabody & Co. Mr. Cowart is also a director of Applied Extrusion Technologies, Inc.

    Richard G. Hamermesh has been a Director since July 1987. Dr. Hamermesh is currently a Professor of Management Practice at the Harvard Business School. From 1987 to 2001, he was a co-founder and a Managing Partner of The Center for Executive Development, an executive education and development-consulting firm. Prior to this, from 1976 to 1987, Dr. Hamermesh was a member of the faculty of the Harvard Business School. He is also an active investor and entrepreneur, having participated as a principal, director and investor in the founding and early stages of more than 15 organizations. Dr. Hamermesh is also a director of Applied Extrusion Technologies, Inc.

    David C. Hurley has been a Director since June 2003. Mr. Hurley is currently the Vice Chairman of PrivatAir, a corporate aviation services company based in Geneva, Switzerland, where he served as Chief Executive Officer from 2000 to February 2003. Prior to 2000, Mr. Hurley was the Chairman and Chief Executive Officer of Flight Services Group (FSG), a corporate aircraft management and sales company, which he founded in 1984 and which was acquired by PrivatAir in 2000. Before founding FSG, Mr. Hurley served as Senior Vice President of Domestic and International Sales for Canadair Challenger. He is currently a member of the board of directors of the Smithsonian Institution's National Air and Space Museum, the Corporate Angel Network, the Wings Club, Aerosat, Inc. and Capital Route Limited.

    Wesley W. Marple, Jr. has been a Director since October 2003. Dr. Marple is currently a Professor of Finance at Northeastern University. He was a Ford Foundation Fellow and member of the faculty at the Harvard Business School before joining Northeastern's College of Business Administration in 1966. He returned to the Harvard Business School as a Visiting Professor during the 1980-81 academic year. Dr. Marple has been a member and past chairman of the Financial Advisory Board of the Commonwealth of Massachusetts. He was a trustee of Eastern Utilities Associates and of several Scudder mutual funds. He has served as a consultant to many companies including Arthur D. Little, Sears Roebuck, IBM and Honeywell. Dr. Marple currently is Chairman of the Board of Directors of the Biddeford Internet Corporation, a director of the Hult International Business School, and a director of the New Hampshire Electric Cooperative.

    Brian H. Rowe has been a Director since July 1995. He is currently Chairman Emeritus of GE Aircraft Engines, a principal business unit of the General Electric Company, where he also served as Chairman from September 1993 through January 1995 and as President from 1979 through 1993. Since February 2001, Mr. Rowe has acted as Chairman of Atlas Air, an air cargo carrier, where he has served as a director since March 1995. Since 1995, Mr. Rowe is also a director of Textron, Inc., a manufacturer of aircraft, automobile components, an industrial segment, systems and components for commercial aerospace and defense industries, and financial services.

    Jonathan M. Schofield has been a Director since April 2001. From December 1992 through February 2000, Mr. Schofield served as Chairman of the Board and CEO of Airbus Industrie of North America, Inc., a subsidiary of Airbus Industrie, a manufacturer of large civil aircraft, and served as Chairman from February 2000 until his retirement in March 2001. From 1989 until he joined Airbus, Mr. Schofield was President of United Technologies International Corporation. Mr. Schofield is currently a member of the board of directors of Aviall, Inc. and SS&C Technologies, Inc., and is a trustee of LIFT Trust.

Executive Officers

    Thomas P. McCaffrey has been Corporate Senior Vice President of Administration and Chief Financial Officer since May 1993. From August 1989 through May 1993, Mr. McCaffrey was a Director with Deloitte & Touche LLP, and from 1976 through 1989 served in several capacities, including Audit Partner, with Coleman & Grant LLP.

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

Audit Committee

    We have a separately-designated standing Audit Committee established in accordance with section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. Messrs. Hamermesh, Hurley and Dr. Marple currently serve as members of the Audit Committee. Under the current SEC rules and the rules of the Nasdaq, all of the members are independent. Our Board of Directors has determined that Dr. Marple is an "audit committee financial expert" in accordance with current SEC rules. Dr. Marple is also independent, as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

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

    To our knowledge, based solely on a review of the copies of such reports furnished to us and, with respect to our officers and directors, written representations that no other reports were required, during the fiscal year ended December 31, 2003, all Section 16(a) filing requirements applicable to our officers, directors and greater-than-ten-percent beneficial owners were complied with except that due to administrative errors Mr. Rowe filed two Forms 4 reporting an aggregate of 10 transactions late and Mr. Marchetti filed one Form 4 reporting one transaction late.

    In making the above statements, we have relied on the written representations of our directors and officers and copies of the reports that have been filed with the SEC.

Code of Ethics

    We have adopted a code of ethics, or Code of Business Conduct, to comply with the rules of the SEC and Nasdaq. The Code of Business Conduct applies to our directors, officers and employees worldwide, including our principal executive officer and senior financial officers. A copy of our Code of Business Conduct is filed as Exhibit 14.1 to this Form 10-K.





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

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

    Information set forth under the caption "Principal Accountant Fees and Services" in the Proxy Statement is incorporated by reference herein.





                [Remainder of this page intentionally left blank]

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   Documents filed as part of report on Form 10-K

      1. Financial Statements

         Independent Auditors' Report

         Consolidated Balance Sheets, December 31, 2003 and December 31, 2002

         Consolidated Statements of Operations and Comprehensive Income (Loss) for the Fiscal Year Ended December 31, 2003, for the Ten-Month Transition Period ended December 31, 2002 and for the Fiscal Year Ended February 23, 2002

         Consolidated Statements of Stockholders' Equity for the Fiscal Year Ended December 31, 2003, for the Ten-Month Transition Period Ended December 31, 2002 and for the Fiscal Year Ended February 23, 2002

         Consolidated Statements of Cash Flows for the Fiscal Year Ended December 31, 2003, for the Ten-Month Transition Period Ended December 31, 2002 and for the Fiscal Year Ended February 23, 2002

         Notes to Consolidated Financial Statements for the Fiscal Year Ended December 31, 2003, for the Ten-Month Transition Period Ended December 31, 2002 and for the Fiscal Year Ended February 23, 2002

      2. Financial Statement Schedules

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

(b)   Reports on Form 8-K

         The following reports on Form 8-K were filed during the period from October 1, 2003 to December 31, 2003:

         Form 8-K, dated and filed October 3, 2003, includes Amendment No. 5 to Credit Agreement.

         Form 8-K, dated and filed October 22, 2003, includes a press release containing earnings information, including certain unaudited financial information.

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

Exhibit 3  Articles of Incorporation and By-Laws

3.1   Amended and Restated Certificate of Incorporation (1)

3.2   Certificate of Amendment of the Restated Certificate of Incorporation (2)

3.3   Certificate of Amendment of the Restated Certificate of Incorporation (5)

3.4   Certificate of Amendment of the Restated Certificate of Incorporation (17)

3.5   Amended and Restated By-Laws (18)

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

4.5 Indenture dated February 13, 1998 for the Registrant's issue of 8% Senior Subordinated Notes (3)

4.6 Indenture dated April 17, 2001 between The Bank of New York, as trustee, and the Registrant relating to the Registrant's 8 7/8% Senior Subordinated Notes and Series B 8 7/8% Senior Subordinated Notes (11)

4.7 Form of Note for the Registrant's 8 7/8% Senior Subordinated Notes and Series B Subordinated Notes (11)

4.8 Rights Agreement between the Registrant and BankBoston, N.A., as rights agent, dated as of November 12, 1998 (6)

4.9   Form of Note for the Registrant's 8 1/2% Series B Senior Notes (19)

4.10 Indenture dated October 7, 2003 between The Bank of New York, as trustee, and the Registrant relating to the Registrant's 8 1/2% Senior Notes and Series B Senior Notes (19)

Exhibit 10(i)  Material Contracts

10.1 Amended and Restated Credit Agreement dated as of February 12, 2004 between the Registrant, Lenders, JP Morgan Securities Inc. and JPMorgan Chase Bank*

Exhibit 10(iii) Management Contracts and Executive Compensation Plans, Contracts and Arrangements

10.2 Amended and Restated Employment Agreement as of September 14, 2001 Between the Registrant and Amin J. Khoury. (12)

10.3 Amendment No. 1 to Amended and Restated Employment Agreement dated May 15, 2002 between the Registrant and Amin J. Khoury. (16)

10.4 Amended and Restated Employment Agreement as of September 14, 2001 Between the Registrant and Robert J. Khoury. (12)

10.5 Amendment No. 1 to Amended and Restated Employment Agreement dated May 15, 2002 between the Registrant and Robert J. Khoury. (16)

10.6 Amended and Restated Employment Agreement as of September 14, 2001 Between the Registrant and Thomas P. McCaffrey. (12)

10.7 Amendment No. 1 to Amended and Restated Employment Agreement dated September 14, 2001 between the Registrant and Thomas P. McCaffrey. (15)

10.8 Amendment No. 2 to Amended and Restated Employment Agreement dated May 15, 2002 between the Registrant and Thomas P. McCaffrey. (16)

10.9 Employment Agreement dated as of May 28, 1999 between the Registrant and Michael B. Baughan. (16)

10.10 Employment Agreement dated as of January 15, 2001 between the Registrant and Mark D. Krosney. (16)

10.11 Employment Agreement dated as of February 26, 2001 between the Registrant and Robert A. Marchetti. (16)

10.12 Amended and Restated 1989 Stock Option Plan. (13)

10.13 Amendment No. 1 to Amended and Restated 1989 Stock Option Plan. (9)

10.14 1991 Directors' Stock Option Plan. (4)

10.15 United Kingdom 1992 Employee Share Option Scheme. (2)

10.16 1996 Stock Option Plan. (13)

10.17 Amendment No. 1 to the 1996 Stock Option Plan. (9)

10.18 Amendment No. 2 to the 1996 Stock Option Plan. (10)

10.19 2001 Stock Option Plan. (14)

10.20 2001 Directors' Stock Option Plan. (14)

10.21 1994 Employee Stock Purchase Plan (Amended and Restated as of January 19,
      2000). (10)

10.22 Supplemental Executive Deferred Compensation Plan III. (8)

10.23 Amendment No. 3 to Amended and Restated Employment Agreement dated March 24, 2003 between the Registrant and Thomas P. McCaffrey (18)

10.24 Amendment No. 4 to Amended and Restated Employment Agreement dated April 30, 2003 between the Registrant and Thomas P. McCaffrey (20)

10.25 Amendment No. 5 to Amended and Restated Employment Agreement dated October 20, 2003 between the Registrant and Thomas P. McCaffrey (21)

10.26 Amendment No. 2 to Amended and Restated Employment Agreement dated October 20, 2003 between the Registrant and Amin J. Khoury (21)

10.27 Amendment No. 2 to Amended and Restated Employment Agreement dated October 20, 2003 between the Registrant and Robert J. Khoury (21)

Exhibit 12 Statements re computation of ratios

12.1  Statement of computation of ratio of earnings to fixed charges*

Exhibit 14 Code of Ethics

14.1  Code of Business Conduct (18)

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

(9) Incorporated by reference to the Company's Registration Statement on Form S-8 (No. 333-89145), filed with the Commission on October 15, 1999.

(10) Incorporated by reference to the Company's Registration Statement on Form S-8 (No. 333-30578), filed with the Commission on February 16, 2000.

(11) Incorporated by reference to the Company's Registration Statement on Form S-4 (No. 333-62674) as filed with the Commission on June 8, 2001.

(12) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended August 25, 2001, filed with the Commission on October 9, 2001.

(13) Incorporated by reference to the Company's Registration Statement on Form S-8 (No. 333-14037), filed with the Commission on October 15, 1996.

(14) Incorporated by reference to the Company's Registration Statement on Form S-8 (No. 333-71442), filed with the Commission on October 11, 2001.

(15) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended November 24, 2001, filed with the Commission on January 8, 2002.

(16) Incorporated by reference to the Company's Annual Report on Form 10-K/A for the fiscal year ended February 23, 2002, filed with the Commission on May 29, 2002.

(17) Incorporated by reference to the Company's Registration Statement on Form S-3 (No. 333-112493), as amended, filed with the Commission on February 5, 2004.

(18) Incorporated by reference to the Company's Transition Report on Form 10-K for the ten-month transition period ended December 31, 2002, filed with the Commission March 26, 2003.

(19) Incorporated by reference to the Company's Registration Statement on Form S-4 (No. 333-109954), as amended, filed with the Commission on October 24, 2003.

(20) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, filed with the Commission on May 8, 2003.

(21) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed with the Commission on November 10, 2003.



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

Date:  March 12, 2004

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                  Title                                                    Date



/s/ Amin J. Khoury                         Chairman                                                 March 12, 2004
---------------------------------------
Amin J. Khoury


/s/ Robert J. Khoury                       President and Chief Executive Officer                    March 12, 2004
---------------------------------------
Robert J. Khoury


                                           Corporate Senior Vice President of  Administration
                                           and Chief Financial Officer
/s/ Thomas P. McCaffrey                    (principal financial and accounting officer)             March 12, 2004
---------------------------------------
Thomas P. McCaffrey


/s/ Jim C. Cowart                          Director                                                 March 12, 2004
---------------------------------------
Jim C. Cowart


/s/ Richard G. Hamermesh                   Director                                                 March 12, 2004
---------------------------------------
Richard G. Hamermesh


/s/ David C. Hurley                        Director                                                 March 12, 2004
---------------------------------------
David C. Hurley


/s/ Wesley W. Marple, Jr.                  Director                                                 March 12, 2004
---------------------------------------
Wesley W. Marple, Jr.


/s/ Brian H. Rowe                          Director                                                 March 12, 2004
---------------------------------------
Brian H. Rowe


/s/ Jonathan M. Schofield                  Director                                                 March 12, 2004
---------------------------------------
Jonathan M. Schofield

ITEM 8.  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

                                                                           Page

Independent Auditors' Report                                                F-2

Consolidated Financial Statements:

Consolidated Balance Sheets, December 31, 2003 and December 31, 2002        F-3

Consolidated Statements of Operations and Comprehensive Loss                F-4
for the Fiscal Year Ended December 31, 2003, for the Ten-Month Transition Period Ended December 31, 2002 and for the Fiscal Year Ended February 23, 2002

Consolidated Statements of Stockholders' Equity                             F-5
for the Fiscal Year Ended December 31, 2003, for the Ten-Month Transition Period Ended December 31, 2002 and for the Fiscal Year Ended February 23, 2002

Consolidated Statements of Cash Flows                                       F-6
for the Fiscal Year Ended December 31, 2003, for the Ten-Month Transition Period Ended December 31, 2002 and for the Fiscal Year Ended February 23, 2002

Notes to Consolidated Financial Statements                                  F-7
for the Fiscal Year Ended December 31, 2003, for the Ten-Month Transition Period Ended December 31, 2002 and for the Fiscal Year Ended February 23, 2002

Consolidated Financial Statement Schedule:

Schedule II - Valuation and Qualifying Accounts                            F-26
for the Fiscal Year Ended December 31, 2003 for the Ten-Month Transition Period Ended December 31, 2002 and for the Fiscal Year Ended February 23, 2002


                  [Remainder of page intentionally left blank]

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
BE Aerospace, Inc.
Wellington, Florida


    We have audited the accompanying consolidated balance sheets of BE Aerospace, Inc. and subsidiaries (the "Company") as of December 31, 2003 and December 31, 2002, and the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows for the fiscal year ended December 31, 2003, the ten-month transition period from February 24, 2002 to December 31, 2002 and the fiscal year ended February 23, 2002. Our audits also included the financial statement schedule listed in item 15(a)(2). These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of BE Aerospace, Inc. and subsidiaries as of December 31, 2003 and December 31, 2002, and the results of their operations and their cash flows for the fiscal year ended December 31, 2003, the ten-month transition period from February 24, 2002 to December 31, 2002 and the fiscal year ended February 23, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

    As discussed in Note 1 to the consolidated financial statements, on February 24, 2002 the Company changed its method of accounting for goodwill and intangible assets.


/s/ DELOITTE & TOUCHE LLP


Costa Mesa, California
March 11, 2004

CONSOLIDATED BALANCE SHEETS, DECEMBER 31, 2003 AND DECEMBER 31, 2002 (In millions, except share data)

                                                                                             December 31,          December 31,
                                                                                                 2003                  2002
                                                                                          -----------------    --------------------

ASSETS

Current Assets:
    Cash and cash equivalents                                                                 $  147.6           $  156.9
    Accounts receivable - trade, less allowance for doubtful
       accounts ($2.2 at December 31, 2003 and $3.9 at December 31, 2002)                         80.3               73.8
    Inventories, net                                                                             168.7              163.2
    Other current assets                                                                          10.6               22.8
                                                                                              --------           --------
       Total current assets                                                                      407.2              416.7

Property and equipment, net                                                                      103.8              115.5
Goodwill                                                                                         352.7              344.7
Identified intangibles, net                                                                      158.5              165.2
Other assets, net                                                                                 30.3               25.0
                                                                                              --------           --------
                                                                                              $1,052.5           $1,067.1
                                                                                              ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts payable and accrued liabilities                                                  $  131.0           $  136.9
    Current portion of long-term debt                                                              1.9               16.9
                                                                                              --------           --------
       Total current liabilities                                                                 132.9              153.8
                                                                                              --------          ---------

Long-term debt, net current portion                                                              880.1              836.0
Other liabilities                                                                                  7.6                8.0

Commitments, contingencies and off-balance-sheet arrangements (Note 9)

Stockholders' Equity:
    Preferred stock, $0.01 par value; 1.0 million shares
       authorized; no shares outstanding                                                             --                --
    Common stock, $0.01 par value; 100.0 million shares
       authorized; 36.7 million (December 31, 2003) and
       35.2 million (December 31, 2002)
       shares issued and outstanding                                                               0.4                0.3
    Additional paid-in capital                                                                   413.8              410.1
    Accumulated deficit                                                                         (383.0)            (329.5)
    Accumulated other comprehensive income (loss)                                                  0.7              (11.6)
                                                                                              --------           --------
       Total stockholders' equity                                                                 31.9               69.3
                                                                                              --------           --------
                                                                                              $1,052.5           $1,067.1
                                                                                              ========           ========


See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003,
FOR THE TEN-MONTH TRANSITION PERIOD ENDED DECEMBER 31, 2002
AND FOR THE FISCAL YEAR ENDED FEBRUARY 23, 2002
(In millions, except per share data)

                                                         Fiscal Year               Transition              Fiscal Year
                                                            Ended                 Period Ended                Ended
                                                         December 31,             December 31,             February 23,
                                                            2003                      2002                    2002
                                                      --------------------     --------------------     --------------------

Net sales                                                    $624.4                   $503.6                 $ 680.5

Cost of sales (Note 3)                                        453.6                    352.3                   530.1
                                                             ------                   ------                 -------

Gross profit                                                  170.8                    151.3                   150.4

Operating expenses:
Selling, general and administrative                           105.8                    128.0                   139.4
Research, development and engineering                          44.7                     34.1                    43.5
                                                             ------                   ------                 -------
   Total operating expenses                                   150.5                    162.1                   182.9
                                                             ------                   ------                 -------

Operating earnings (loss)                                      20.3                    (10.8)                  (32.5)

Interest expense, net                                          70.6                     57.3                    60.5
Loss on debt extinguishment                                     1.2                       --                     9.3
                                                             ------                   ------                 -------

Loss before income taxes                                      (51.5)                   (68.1)                 (102.3)

Income taxes                                                    2.0                      2.7                     1.8
                                                             ------                   ------                 -------

Net loss                                                      (53.5)                   (70.8)                 (104.1)

Other comprehensive income (loss):
   Foreign exchange translation adjustment                     12.3                     14.2                    (3.9)
                                                             ------                   ------                 -------
Comprehensive loss                                           $(41.2)                  $(56.6)                $(108.0)
                                                             ======                   ======                 =======

Basic and diluted net loss per share                         $(1.49)                  $(2.03)                $ (3.18)
                                                             ======                   ======                 =======

Weighted average common shares                                 36.0                     34.9                    32.7
                                                             =======                  =======                =======


See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003,
FOR THE TEN-MONTH TRANSITION PERIOD ENDED DECEMBER 31, 2002
AND FOR THE FISCAL YEAR ENDED FEBRUARY 23, 2002
(In millions)


                                                                                               Accumulated
                                            Common Stock         Additional                       Other           Total
                                            ------------          Paid-in    Accumulated       Comprehensive  Stockholders'
                                         Shares       Amount      Capital      Deficit         Income (Loss)      Equity
                                         ------       ------     ----------  -----------      --------------  -------------

Balance, February 24, 2001               28.5           $0.3       $311.5      $(154.6)          $(21.9)        $135.3
   Sale of stock under
    employee stock purchase plan          0.1             --          1.9           --               --            1.9
   Exercise of stock options              0.4             --          4.2           --               --            4.2
   Employee benefit plan
    matching contribution                 0.2             --          2.6           --               --            2.6
   Issuance of stock in connection
    with acquisitions                     2.4             --         42.9           --               --           42.9
   Sale of common stock
    under public offering                 2.8             --         42.2           --               --           42.2
   Net loss                                --             --           --       (104.1)              --         (104.1)
   Foreign currency translation
    adjustment                             --             --           --           --             (3.9)          (3.9)
                                         ----           ----       ------      -------           ------         ------
Balance, February 23, 2002               34.4            0.3        405.3       (258.7)           (25.8)         121.1
   Sale of stock under
    employee stock purchase plan          0.3             --          1.8           --               --            1.8
   Exercise of stock options              0.2             --          1.3           --               --            1.3
   Employee benefit plan
    matching contribution                 0.3             --          1.7           --               --            1.7
   Net loss                                --             --           --        (70.8)              --          (70.8)
   Foreign currency translation
    adjustment                             --             --           --           --             14.2           14.2
                                         ----           ----       ------      -------           ------         ------
Balance, December 31, 2002               35.2            0.3        410.1       (329.5)           (11.6)          69.3
   Sale of stock under
    employee stock purchase plan          0.7            0.1          1.3           --               --            1.4
   Exercise of stock options              0.1             --          0.2           --               --            0.2
   Employee benefit plan
    matching contribution                 0.7             --          2.2           --               --            2.2
   Net loss                                --             --           --        (53.5)              --          (53.5)
   Foreign currency translation
    adjustment                             --             --           --           --             12.3           12.3
                                         ----           ----       ------      -------           ------         ------
Balance, December 31, 2003               36.7           $0.4       $413.8      $(383.0)          $  0.7         $ 31.9
                                         ====           ====       ======      =======           ======         ======


See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003,
FOR THE TEN-MONTH TRANSITION PERIOD ENDED DECEMBER 31, 2002 AND
FOR THE FISCAL YEAR ENDED FEBRUARY 23, 2002
(In millions)

                                                                        Fiscal               Ten-Month              Fiscal
                                                                      Year Ended           Period Ended           Year Ended
                                                                     December 31,          December 31,          February 23,
                                                                         2003                  2002                  2002
                                                                  ------------------    -------------------    ----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                               $ (53.5)               $(70.8)                $(104.1)
   Adjustments to reconcile net loss to
     net cash flows (used in) provided by operating
     activities:                                                           1.2                    --                     9.3
       Loss on debt extinguishment
       Depreciation and amortization                                      28.3                  24.7                    46.8
       Provision for doubtful accounts                                     1.1                   0.8                     1.9
       Loss on disposal of property and equipment                          1.6                   0.5                      --
       Impairment of property and equipment and other assets                --                    --                    27.3
       Impairment of Inventories                                           8.4                   7.0                    35.6
       Impairment of intangible assets                                      --                    --                    20.4
       Non-cash employee benefit plan contributions                        2.2                   1.8                     2.6
       Legal settlement                                                     --                  29.5                      --
   Changes in operating assets and liabilities, net of effects from acquisitions:
       Accounts receivable                                                (3.5)                 22.2                    19.7
       Inventories                                                        (9.5)                 (8.5)                    3.9
       Other current assets                                               13.6                  (4.8)                   31.3
       Payables, accruals and other liabilities                          (15.4)                (15.9)                  (36.8)
                                                                       -------                -------                -------
Net cash flows (used in) provided by operating activities                (25.5)                (13.5)                   57.9
                                                                       -------                ------                 -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisitions, net of cash acquired                                     (2.7)                 (6.5)                 (207.9)
   Capital expenditures                                                  (11.2)                (17.4)                  (13.9)
   Proceeds from real estate sales                                         4.2                  33.4                      --
   Change in other assets                                                 (0.9)                 (2.6)                   (9.2)
                                                                       -------                ------                 -------
Net cash flows (used in) provided by investing activities                (10.6)                  6.9                  (231.0)
                                                                       -------                ------                 -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from bank credit facility                                       --                    --                   155.0
   Repayments of bank credit facility                                   (144.0)                 (1.0)                  (66.7)
   Proceeds from issuance of stock, net of expenses                        1.4                   3.0                    48.3
   Payment of debt origination costs                                      (6.1)                   --                     --
   Principal payments on long-term debt                                   (2.3)                 (3.3)                 (112.1)
   Proceeds from long-term debt                                          175.0                   2.0                   248.4
                                                                       -------                ------                 -------
Net cash flows provided by financing activities                           24.0                   0.7                   272.9
                                                                       -------                ------                 -------

Effect of exchange rate changes on cash flows                              2.8                   3.3                    (0.6)
                                                                       -------                ------                 -------

Net (decrease) increase in cash and cash equivalents                      (9.3)                 (2.6)                   99.2
Cash and cash equivalents, beginning of period                           156.9                 159.5                    60.3
                                                                       -------                ------                 -------
Cash and cash equivalents, end of period                               $ 147.6                $156.9                 $ 159.5
                                                                       =======                ======                 =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during period for:
   Interest, net                                                       $  66.4                $ 68.1                 $  56.7
   Income taxes, net                                                       3.0                   2.4                     1.6

SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:
Stock issued in connection with acquisitions                                --                    --                    42.9
Liabilities assumed and accrued acquisition
   costs incurred in connection with acquisitions
                                                                            --                    --                    11.2

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003
FOR THE TEN-MONTH TRANSITION PERIOD ENDED DECEMBER 31, 2002 AND
FOR THE FISCAL YEAR ENDED FEBRUARY 23, 2002
(In millions, except per share data)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Organization and Basis of Presentation - BE Aerospace, Inc. and its wholly owned subsidiaries (the "Company" or "B/E") designs, manufactures, sells and services a broad line of commercial aircraft and business jet cabin interior products consisting of a broad range of seating products, interior systems, including structures as well as all food and beverage storage and preparation equipment and distributes aerospace fasteners. The Company's principal customers are the operators of commercial and business jet aircraft and aircraft manufacturers. As a result, the Company's business is directly dependent upon the conditions in the commercial airline, business jet and aircraft manufacturing industries. The accompanying financial statements are prepared in accordance with accounting principles generally accepted in the United States of America.

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

      Financial Statement Preparation - The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Certain reclassifications have been made to the prior years' financial statements to conform to the December 31, 2003 presentation.

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

      Accounts Receivable - The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer's current creditworthiness, as determined by review of their current credit information. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon historical experience and any specific customer collection issues that have been identified. Credit losses have historically been within management's expectations and the provisions established.

      Inventories - The Company values inventory at the lower of cost or market. The Company regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on an estimated forecast of product demand and production requirements. As demonstrated during the calendar year December 31, 2003 and during the transition period ended December 31, 2002, demand for the Company's products can fluctuate significantly.

      Debt Issuance Costs - Costs incurred to issue debt are deferred and amortized as interest expense over the term of the related debt using the straight-line method, which approximates the effective interest method.

      Change in Accounting for Goodwill and Identified Intangible Assets - Effective February 24, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, acquired intangible assets must be separately identified. Goodwill and other intangible assets with indefinite lives are not amortized, but are reviewed at least annually for impairment. Acquired intangible assets with definite lives are amortized over their individual useful lives. In addition to goodwill, intangible assets with indefinite lives consist of the M & M trademark. In accordance with SFAS No. 142, the goodwill and the trademark with indefinite lives that were being amortized over periods ranging from 30 to 40 years are no longer amortized beginning February 24, 2002. Patents and other intangible assets are amortized using the straight-line method over periods ranging from three to thirty years (see note 6). Upon adoption of SFAS No. 142 and on at least an annual basis, management assesses whether there has been any impairment in the value of goodwill by comparing the fair value to the net carrying value of reporting units. If the carrying value exceeds its estimated fair value, an impairment loss would be recognized if the implied fair value of goodwill was less than its carrying value. In this event, the asset is written down accordingly. In accordance with SFAS No. 142, the Company completed step one of the impairment tests and fair value analysis for goodwill and other intangible assets, respectively, and there were no impairments or impairment indicators present and no loss was recorded during the calendar year ended December 31, 2003 and the ten-month transition period ended December 31, 2002. During the fiscal year ended February 23, 2002, management determined that certain intangible assets, primarily comprised of technical plans and drawings and product approvals, in the Commercial Aircraft Products segment having an unamortized cost of $20.4 had been permanently impaired as a result of the decline in industry conditions and facility consolidation.

      Long-Lived Assets - The Company assesses potential impairments to its long-lived assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. An impairment loss is recognized when the undiscounted cash flows expected to be generated by an asset (or group of assets) is less than its carrying amount. Any required impairment loss is measured as the amount by which the asset's carrying value exceeds its fair value and is recorded as a reduction in the carrying value of the related asset and a charge to operating results. During the year ended February 23, 2002, management determined that certain property, plant and equipment had been permanently impaired as a result of the decline in industry conditions and facility consolidation. As a result, the Company recorded a charge of $24.1 in the third quarter of the fiscal year ended February 23, 2002.

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

                                                      Fiscal                   Transition                   Fiscal
                                                    Year Ended                Period Ended                Year Ended
                                                    December 31,               December 31,               February 23,
                                                        2003                      2002                        2002
                                                 ---------------------    ----------------------    ------------------------
    Balance at beginning of period                      $ 8.9                    $11.3                     $ 9.9
       Charges to costs and expenses                      6.7                      2.5                       8.4
       Costs incurred                                    (3.7)                    (4.9)                     (7.0)
                                                        -----                    -----                     -----
    Balance at end of period                            $11.9                    $ 8.9                     $11.3
                                                        =====                    =====                     =====

      Accounting for Stock-Based Compensation - The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations in accounting for its stock option and purchase plans. Accordingly, no compensation cost has been recognized for its stock option plans and stock purchase plan. Had compensation cost for the Company's stock option plans and stock purchase plan been determined consistent with SFAS No. 123, the Company's net loss and net loss per share for the fiscal year ended December 31, 2003, for the transition period ended December 31, 2002 and for the fiscal year ended February 23, 2002 would have changed to the pro forma amounts indicated in the following table:


                                                           Fiscal               Transition              Fiscal
                                                         Year Ended            Period Ended           Year Ended
                                                        December 31,            December 31,         February 23,
                                                            2003                  2002                   2002
                                                     -------------------    -------------------    -------------------

As reported
      Net loss                                             $(53.5)                 $(70.8)              $(104.1)
      Deduct: Expense per SFAS
          No. 123, fair value method, net of
          related tax effects                                 3.3                     5.8                   9.2
                                                     -------------------    -------------------    ------------------
Pro forma                                                  $(56.8)                 $(76.6)              $(113.3)
                                                     -------------------    -------------------    -------------------
Basic and diluted net loss per share:
      As reported                                          $(1.49)                 $(2.03)              $ (3.18)
      Pro forma                                            $(1.58)                 $(2.19)              $ (3.46)

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for options granted during the fiscal year ended December 31, 2003, for the transition period ended December 31, 2002 and fiscal 2002: risk-free interest rates of 3.0%, 3.7% and 4.4%, expected dividend yields of 0.0%; expected lives of 3.5 years; and expected volatility of 91%, 96% and 85%, respectively.

      Research and Development - Research and development expenditures are expensed as incurred.

      Foreign Currency Translation - The assets and liabilities of subsidiaries located outside the United States are translated into U.S. dollars at the rates of exchange in effect at the balance sheet dates. Revenue and expense items are translated at the average exchange rates prevailing during the period. Gains and losses resulting from foreign currency transactions are recognized currently in income, and those resulting from translation of financial statements are accumulated as a separate component of stockholders' equity. The Company's European subsidiaries utilize the British pound or the euro as their local functional currency.

Recent Accounting Pronouncements

    In December 2003, the Securities and Exchange Commission released Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition," which supersedes SAB 101, "Revenue Recognition in Financial Statements." SAB 104 clarifies existing guidance regarding revenues for contracts which contain multiple deliverables to make it consistent with Emerging Issues Task Force ("EITF") No. 00-21,"Accounting for Revenue Arrangements with Multiple Deliverables." The adoption of SAB 104 did not have a material impact on the Company's revenue recognition policies, nor its financial position or results of operations.

    In November 2002, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," an interpretation of FASB Statements No. 5, 57 and 107, and rescission of FIN No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others." FIN No. 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company adopted the disclosure provision of such interpretation on December 31, 2002, and the recognition provision on January 1, 2003, as required. The Company's adoption of such interpretation did not have a material impact on its results of operations or financial position. Additional disclosures are presented in Note 9 to these consolidated financial statements.

    In January 2003, the FASB issued Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities" and in December 2003, issued Interpretation No. 46 (revised December 2003) "Consolidation of Variable Interest Entities - An Interpretation of APB No. 51." In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 (R) clarifies the application of Accounting Research Bulletin ("APB") No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without subordinated financial support from other parties. The consolidation requirements of FIN No. 46 applies immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. FIN No. 46 (R) applies immediately to variable interest entities created after December 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies no later than the first reporting period ending after December 15, 2004, to variable interest entities in which an enterprise holds a variable interest (other than special purpose) that it acquired before January 1, 2004. FIN No. 46 (R) applies to public enterprises as of the beginning of the applicable interim or annual period. The Company believes that the adoption of FIN No. 46 and FIN No. 46 (R) will not have a material impact on its financial position or results of operations because the Company has no variable interest entities.

    In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Instruments with Characteristics of both Liabilities and Equity," ("SFAS 150") which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that an issuer classify a financial instrument that is within its scope, which may have previously been reported as equity, as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003 for public companies. In October 2003, the FASB deferred implementation of paragraphs 9 and 10 of SFAS 150 regarding parent company treatment of minority interest for certain limited life entities. This deferral is for an indefinite period. The adoption of SFAS 150 did not have a material impact on the Company's financial statements.

2.    DISPOSITION

In-Flight Entertainment Business

      In February 1999, the Company completed the sale of a 51% interest in its In-Flight Entertainment ("IFE") business to Sextant Avionique, Inc. ("Sextant"), a whollyowned subsidiary of Sextant Avionique, S.A. (the "IFE Sale") for approximately $62.0 in cash. In October 1999, the Company completed the sale of its remaining 49% equity interest in IFE to Sextant. Terms of the agreement provided for the Company to receive two payments totaling $31.4, and a third payment based on actual sales and bookings as defined in the agreement (the "IFE obligations"). Sextant had not made any of the payments related to the IFE obligations in accordance with the terms of the purchase and sale agreement. The Company initiated arbitration proceedings to compel payment. Sextant counterclaimed against the Company, claiming various breaches of the IFE Sale agreements. In February 2003, an arbitration panel resolved the dispute by awarding BE Aerospace, Inc. a net amount of $7.8. In connection with this decision, the Company recorded a charge of $29.5 in the accompanying consolidated statement of operations for the transition period ended December 31, 2002. This charge represented the difference between the balance of the IFE obligations receivable and the net amount awarded to the Company as of December 31, 2002. During 2003, the Company received $9.0 in connection with the final matters related to this dispute, which was recorded as a reduction of selling, general and administrative expenses.

3. FACILITY CONSOLIDATIONS AND OTHER SPECIAL CHARGES

      The September 11, 2001 terrorist attacks have severely impacted conditions in the airline industry. Sharply lower demand from our airline customer base affected the Company's financial results. The lower demand reflects the current downturn in the airline industry, which is the most severe ever experienced. High airline operating costs, weak air travel and low ticket prices have damaged many carriers' financial condition. Prior to the September 11, 2001 terrorist attacks, airline profits were already being adversely affected by increases in pilot and other airline wages, higher fuel prices and the softening of the global economy. Air travel dropped significantly following the 2001 terrorist attacks, further weakening many airlines' financial condition.

      The rapid decline in industry conditions brought about by the terrorist attacks on September 11, 2001 caused the Company to implement a facility consolidation and integration plan designed to re-align its capacity and cost structure with changed conditions in the airline industry. In November 2001, the Company began implementing a facility consolidation plan that consisted of closing five principal facilities and reducing its workforce by about 1,000 employees. As a result, during fiscal 2002, the Company recorded a charge of $98.9 which included cash expenses of approximately $15.6 and non-cash charges totaling approximately $62.9 associated with the write-down of fixed assets and other assets of $27.3, and inventory of $35.6 and $20.4 million associated with the impairment of related intangible assets. The $15.6 of cash charges related to involuntary severance and benefit programs for approximately 1,000 employees, lease termination costs and preparing facilities for disposal and sale. In addition, the Company incurred approximately $5.7 of consolidation costs associated with the facilities and personnel consolidation program, which were expensed as incurred. These costs and charges, which aggregate $104.6, have been included in cost of sales for the fiscal year ended February 23, 2002.

      Industry conditions continued to worsen during the fall of 2002 as the airlines deferred retrofit programs and continued to lower their purchases of spare parts. In addition, the business jet manufacturers announced further production cuts and additional plant shutdowns. In response to these worsening conditions, the Company revised its consolidation plan to encompass a total personnel reduction of 1,500 employees.

      During the transition period ended December 31, 2002, the Company incurred a total of approximately $39.5 of charges and consolidation costs associated with the facilities and personnel consolidation and integration program, which have been expensed as incurred as a component of cost of sales. The charges and consolidation costs included $6.0 of costs associated with additional personnel reductions and a $7.0 charge related to inventories that became obsolete due to the increase in parked aircraft that are not expected to return to active service. Cash requirements related to facility consolidation activities were funded from cash in banks.

      Through December 31, 2003, the Company has closed five facilities and paid approximately $10.4 in severance related to the 1,500 headcount reductions. Through December 31, 2003, the Company has incurred approximately $174.9 of the total estimated costs, including approximately $73.7 of the estimated cash costs. Cash requirements related to facility consolidation activities were funded from cash in banks and the Company's credit facilities.

      The following table summarizes the facility consolidation costs accrued as of December 31, 2003:


                                    Accrued liability                                                               Net Book
                                      for severance,     Impaired inventories,     Impaired                           Value
                                    lease termination       property and          intangible                       of Assets
                                     and other costs         equipment             assets            Total         Held for Sale
                                 ---------------------- ---------------------- ---------------- --------------- ----------------

Original balance in fiscal 2002           $15.6                $ 62.9              $ 20.4           $ 98.9          $  9.7
Disposals                                    --                 (50.8)              (20.4)           (71.2)
Cash paid                                  (3.1)                   --                 --              (3.1)
                                 ---------------------- ---------------------- ---------------- ---------------
Balance at February 23, 2002               12.5                  12.1                 --              24.6             9.7
Additions                                   6.0                   7.0                 --              13.0
Disposals/Reclass                           1.7                 (19.1)                --             (17.4)
Cash paid                                 (16.4)                   --                 --             (16.4)
                                 ---------------------- ---------------------- ---------------- ---------------
Balance at December 31, 2002                3.8                    --                 --               3.8             5.7
Cash Paid                                  (3.8)                   --                 --              (3.8)
                                 ---------------------- ---------------------- ---------------- ---------------
Balance at December 31, 2003              $  --                $   --              $  --            $  --           $   --
                                 ====================== ====================== ================ ===============

4.    INVENTORIES

      Inventories are stated at the lower of cost or market. Cost is determined using the weighted average cost method. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs. Inventories consist of the following:


                                                                December 31, 2003                    December 31, 2002
                                                          --------------------------------       ----------------------------
Raw materials and component parts                                   $ 52.9                                $ 58.8
Work-in-process                                                       18.5                                  26.5
Finished goods (primarily aftermarket fasteners)                      97.3                                  77.9
                                                                    ------                                ------
                                                                    $168.7                                $163.2
                                                                    ======                                ======


5. PROPERTY AND EQUIPMENT

      Property and equipment are stated at cost and depreciated and amortized generally on the straight-line method over their estimated useful lives of two to thirty years (or the lesser of the term of the lease as to leasehold improvements, as appropriate). Property and equipment consist of the following:

                                                               Useful Life          December 31,            December 31,
                                                                 (Years)                2003                    2002
                                                              ---------------    --------------------    --------------------
Land, buildings and improvements                                 10  - 30              $  33.1                 $  38.2
Machinery                                                         3  - 13                 57.1                    54.4
Tooling                                                           3  - 10                 18.5                    16.0
Computer equipment and software                                   4  - 15                 90.6                    84.6
Furniture and equipment                                           2  - 10                 10.1                     9.9
                                                                                       -------                 -------
                                                                                         209.4                   203.1
Less accumulated depreciation and amortization                                          (105.6)                  (87.6)
                                                                                       -------                 -------
                                                                                       $ 103.8                 $ 115.5
                                                                                       =======                 =======

6. GOODWILL AND INTANGIBLE ASSETS

      Effective February 24, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." As a result of adopting SFAS No. 142, the Company's goodwill and indefinite life intangible assets are no longer amortized, but are subject to an annual impairment test. The following sets forth the intangible assets by major asset class, all of which were acquired during business acquisition transactions:

                                                              December 31, 2003                         December 31, 2002
                                                    ---------------------------------------    ------------------------------------
                                                                                   Net                                      Net
                                   Useful Life       Original    Accumulated       Book         Original    Accumulated     Book
                                     (Years)           Cost      Amortization     Value           Cost     Amortization    Value
                                  --------------    ----------- --------------- -----------    ----------- -------------- ---------

Acquired technologies                 4-30           $  93.8         $17.5       $  76.3        $  93.2         $14.4      $  78.8
Trademarks and patents                7-30              26.6          10.5          16.1           26.0           8.5         17.5
Trademarks (nonamortizing)              --              20.6           --           20.6           19.4           --          19.4
Technical qualifications, plans
  and drawings                        3-30              31.0          14.3          16.7           26.1          12.8         13.3
Replacement parts annuity
  and product approvals               3-30              41.0          21.2          19.8           39.2          18.2         21.0
Covenant not to compete and
  other identified intangibles        3-10              20.3          11.3           9.0           24.8           9.6         15.2
                                                     -------         -----       -------        -------         -----      -------
                                                     $ 233.3        $ 74.8       $ 158.5        $ 228.7        $ 63.5       $165.2
                                                     =======        ======       =======        =======        ======       ======


      Aggregate amortization expense on intangible assets was approximately $9.1, $7.5 and $25.0 for the fiscal year ended December 31, 2003, for the ten-month transition period ended December 31, 2002 and for the fiscal year ended February 23, 2002, respectively. Amortization expense associated with identified intangible assets is expected to be approximately $9.0 in each of the next five years.

      Changes to the original cost basis of goodwill during the calendar year ended December 31, 2003 were due to acquisitions and foreign currency fluctuations. The changes in the carrying amount of goodwill for the fiscal year ended December 31, 2003 are as follows:

                                                               Commercial            Business
                                                                Aircraft               Jet               Fastener
                                                                Products             Products          Distribution         Total
                                                           -------------------- ------------------- -------------------- ----------
Balance as of December 31, 2002                                 $169.2                $87.3              $ 88.2             $344.7
Reclassification (1)                                             (17.9)                  --                17.9                 --
Goodwill acquired                                                  2.7                   --                  --                2.7
Goodwill adjustment on acquisition                                  --                  0.8                  --                0.8
Effect of foreign currency translation                             4.5                   --                  --                4.5
                                                                ------                -----              ------             ------
Balance as of December 31, 2003                                 $158.5                $88.1              $106.1             $352.7
                                                                ======                =====              ======             ======


(1) During fiscal 2003 the Company reclassified one location from Commercial Aircraft Products to Fastener Distribution.

      A reconciliation of reported net losses to net losses adjusted to reflect the adoption of the non-amortization provisions of SFAS No. 142 as if SFAS
No. 142 was adopted on February 25, 2001:


                                                                  Fiscal                Transition                Fiscal
                                                                Year Ended             Period Ended             Year Ended
                                                               December 31,              December               February 23,
                                                                   2003                  31, 2002                   2002
                                                           ------------------     --------------------     -----------------

Net loss:
     As reported                                                 $(53.5)                 $(70.8)                 $(104.1)
     Goodwill amortization, net of taxes                             --                      --                      8.8
                                                                 ------                  ------                  -------
     As adjusted                                                 $(53.5)                 $(70.8)                 $ (95.3)
                                                                 ======                  ======                  =======

Basic and diluted net loss per share:
     As reported                                                 $(1.49)                 $(2.03)                 $ (3.18)
     Goodwill amortization                                           --                      --                     0.27
                                                                 ------                  ------                  -------
     As adjusted                                                 $(1.49)                 $(2.03)                 $ (2.91)
                                                                 ======                  ======                  =======


7. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

      Accounts payable and accrued liabilities consist of the following:


                                                                      December 31,                December 31,
                                                                         2003                        2002
                                                                   ---------------                ---------------

      Accounts payable                                                  $ 59.0                      $ 67.3
      Accrued salaries, vacation and related benefits                     16.0                        16.3
      Accrued interest                                                    17.0                        14.3
      Accrued product warranties                                          11.9                         8.9
      Accrued acquisition and restructuring expenses                       2.9                         7.6
      Other accrued liabilities                                           24.2                        22.5
                                                                        ------                      ------
                                                                        $131.0                      $136.9
                                                                        ======                      ======

8. LONG-TERM DEBT

      Long-term debt consists of the following:


                                                                       December 31,               December 31,
                                                                           2003                       2002
                                                                      -------------               ------------

      8 1/2% Senior Notes                                                  $175.0                     $   --
      8% Senior Subordinated Notes                                          249.7                      249.7
      8 7/8% Senior Subordinated Notes                                      250.0                      250.0
      9 1/2% Senior Subordinated Notes                                      200.0                      200.0
      Bank Credit Facility                                                     --                      144.0
      Other long-term debt                                                    7.3                        9.2
                                                                           ------                     ------
                                                                            882.0                      852.9
      Less current portion of long-term debt                                 (1.9)                     (16.9)
                                                                           ------                     ------
                                                                           $880.1                     $836.0
                                                                           ======                     ======

8 1/2% Senior Notes

      The 8 1/2% Senior Notes (the "8 1/2% Notes") are senior unsecured obligations of the Company, senior to all subordinated indebtedness, but subordinate to any secured indebtedness of the Company and mature on October 1, 2010. Interest of the 8 1/2% Notes is payable semiannually in arrears on April 1 and October 1 of each year. The 8 1/2% Notes are redeemable at the option of the Company, in whole or in part, on or after October 1, 2007, at predetermined redemption prices together with accrued and unpaid interest through the date of redemption. Upon a change of control (as defined), each holder of the 8 1/2% Notes may require the Company to repurchase such holder's 8 1/2% Notes at 101% of the principal amount thereof, plus accrued interest to the date of such purchase.

8% Senior Subordinated Notes

      The 8% Senior Subordinated Notes (the "8% Notes") are unsecured senior subordinated obligations of the Company, subordinated to any senior indebtedness of the Company and mature on March 1, 2008. Interest on the 8% Notes is payable semiannually in arrears on March 1 and September 1 of each year. The 8% Notes are redeemable at the option of the Company, in whole or in part, at predetermined redemption prices together with accrued and unpaid interest through the date of redemption. Upon a change of control (as defined), each holder of the 8% Notes may require the Company to repurchase such holder's 8% Notes at 101% of the principal amount thereof, plus accrued interest to the date of such purchase.

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

      The 9 7/8% Senior Subordinated Notes (the "9 7/8% Notes") were senior unsecured obligations of the Company. The Company redeemed the 9 7/8% Notes at a redemption price equal to 104.97% of the principal amount, together with the accrued interest to the redemption date. The Company incurred loss on debt extinguishment of $9.3 for unamortized debt issue costs, redemption premiums and fees and expenses related to the redemption of the 9 7/8% Notes.

9 1/2% Senior Subordinated Notes

      The 9 1/2% Senior Subordinated Notes (the "9 1/2 Notes") are unsecured senior subordinated obligations and are subordinated to any senior indebtedness of the Company and mature on November 1, 2008. Interest on the 9 1/2% Notes is payable semiannually in arrears on May 1 and November 1 of each year. The 9 1/2% Notes are redeemable at the option of the Company, in whole or in part, at predetermined redemption prices together with accrued and unpaid interest through the date of redemption. Upon a change of control (as defined), each holder of the 9 1/2% Notes may require the Company to repurchase such holder's 9 1/2% Notes at 101% of the principal amount thereof, plus accrued and unpaid interest to the date of such purchase.

      The 8% Notes, 8 1/2% Notes, 8 7/8% Notes and 9 1/2% Notes contain certain restrictive covenants, including limitations on future indebtedness, restricted payments, transactions with affiliates, liens, dividends, mergers and transfers of assets, all of which were met by the Company as of December 31, 2003.

Bank Credit Facilities

      The Company amended its credit facility with J.P. Morgan Chase (the "Amended Bank Credit Facility") during 2003 and in February 2004. The Amended Bank Credit Facility was reduced to $50.0 during October 2003 following the completion of the 8 1/2% senior notes offering. Borrowings of $79.0 under the revolving facility were repaid in October 2003 with proceeds from the 8 1/2% Notes. The amendments had the effect of eliminating maintenance financial covenants consisting of interest coverage ratio, leverage ratio and minimum net worth. Under the Amended Bank Credit Facility there are no maintenance financial covenants as long as cash is above $25 and there are no borrowings outstanding under this facility. If borrowings under the Amended Bank Credit Facility are outstanding and if cash is less than $70, the interest coverage ratio (as defined) must be at least 1.15:1 for the trailing 12 month period. The Amended Bank Credit Facility expires in February 2007 and is collateralized by substantially all of the Company's cash, accounts receivable, inventories and other personal property. At December 31, 2003, indebtedness under the Amended Bank Credit Facility consisted only of letters of credit aggregating approximately $7.4. The Amended Bank Credit Facility bears interest ranging from 250 to 400 basis points over the Eurodollar rate as defined in the agreement (or approximately 5.0% as of December 31, 2003). The Amended Bank Credit Facility contains customary affirmative covenants, negative covenants and conditions of borrowings, all of which were met as of December 31, 2003.

      B/E Aerospace (UK) Limited, one of the Company's subsidiaries, has a revolving line of credit agreement aggregating approximately $7.1 that renews annually. This credit agreement is collateralized by accounts receivable and inventory of B/E Aerospace (UK) Limited. There were no borrowings outstanding under the credit agreement as of December 31, 2003.

      Royal Inventum B.V., one of the Company's subsidiaries, has a revolving credit agreement aggregating approximately $0.7 that renews annually. This credit agreement is collateralized by accounts receivable and inventory of the Netherlands entity. There were no borrowings outstanding under the credit agreement as of December 31, 2003.

      Maturities of long-term debt are as follows:

          Year ending December 31,
          2004                                         $  1.9
          2005                                            0.6
          2006                                            4.4
          2007                                            0.4
          2008                                          449.7
          Thereafter                                    425.0
                                                       ------
          Total                                        $882.0
                                                       ======

      Interest expense amounted to $71.6 for the calendar year ended December 31, 2003, $60.7 for the transition period ended December 31, 2002 and $66.2 for the fiscal year ended February 23, 2002, respectively.

9. COMMITMENTS, CONTINGENCIES AND OFF-BALANCE-SHEET ARRANGEMENTS

      Sale-Leaseback Transaction -- During 2002, the Company entered into two sale-leaseback transactions involving four of its facilities. Under the terms of the sale-leaseback agreements, the facilities were sold for $27.0, net of transaction costs, and have been leased back for initial periods ranging from 15 to 20 years. The leasebacks have been accounted for as operating leases. A gain of $4.8 resulting from the sales has been deferred and is being amortized on a straight-line basis to rent expense over the initial term of the leases.

      Lease Commitments -- The Company finances its use of certain facilities and equipment under committed lease arrangements provided by various institutions. Since the terms of these arrangements meet the accounting definition of operating lease arrangements, the aggregate sum of future minimum lease payments is not reflected on our consolidated balance sheet. At December 31, 2003, future minimum lease payments under these arrangements approximated $92.8.

      Rent expense for the calendar year ended December 31, 2003, for the transition period ended December 31, 2002 and for fiscal year 2002 was approximately $14.0, $13.5 and $9.7, respectively. Future payments under operating leases with terms currently greater than one year are as follows:

      Year ending December 31,
      2004                                          $11.7
      2005                                           10.6
      2006                                            9.8
      2007                                            9.6
      2008                                            8.9
      Thereafter                                     42.2
                                                    -----
                                                    $92.8
                                                    =====

      Litigation -- The Company is a defendant in various legal actions arising in the normal course of business, the outcomes of which, in the opinion of management, neither individually nor in the aggregate are likely to result in a material adverse effect on the Company's financial statements.

      Indemnities, Commitments and Guarantees -- During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These indemnities include non-infringement of patents and intellectual property indemnities to the Company's customers in connection with the delivery, design, manufacture and sale of its products, indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease and indemnities to other parties to certain acquisition agreements. The duration of these indemnities, commitments and guarantees varies, and in certain cases, is indefinite. Substantially all of these indemnities, commitments and guarantees provide for limitations on the maximum potential future payments the Company could be obligated to make. The Company has not recorded any significant liability for these indemnities, commitments and guarantees in the accompanying consolidated balance sheets.

      Employment Agreements -- The Company has employment and compensation agreements with three key officers of the Company. Agreements for one of the officers provides for the officer to earn a minimum of $820 thousand per year through a three year period ending from any date after which it is measured, adjusted annually for changes in the consumer price index (as defined) or as determined by the Company's Board of Directors, as well as a deferred compensation benefit equal to the product of the years worked times 150% of the highest annual salary paid over the period. Such deferred compensation is payable in a lump sum, less any prior distributions.

      A second agreement provides for the officer to receive annual minimum compensation of $765 thousand per year through a three year period ending from any date after which it is measured, adjusted annually for changes in the consumer price index (as defined) or as determined by the Company's Board of Directors, as well as a deferred compensation benefit equal to the product of the years worked times the highest annual salary paid over the period. In all other respects, this officer's employment agreement contains similar provisions to those described above in the first agreement.

      A third agreement provides for an officer to receive annual minimum compensation of $400 thousand per year through a three year period ending from any date after which it is measured, adjusted annually for changes in the consumer price index (as defined) or as determined by the Company's Board of Directors, as well as a deferred compensation benefit equal to the product of the number of years worked times one-half of this officer's average highest three year's annual salary (as defined). Such deferred compensation is payable in a lump sum, less any prior distributions.

      Deferred compensation for these three officers has been accrued as provided for under the above-mentioned employment agreements. Through December 31, 2003, the Company funded these and other deferred compensation obligations through corporate-owned life insurance policies and other investments, all of which were maintained in grantor trusts on behalf of the individuals. In addition, the Company has employment agreements with certain other key members of management that provide for aggregate minimum annual base compensation of $3.6 expiring on various dates through the year 2004. The Company's employment agreements generally provide for certain protections in the event of a change of control. These protections generally include the payment of severance and related benefits under certain circumstances in the event of a change of control, and for the Company to reimburse such officers for the amount of any excise taxes associated with such benefits.




                  [Remainder of page intentionally left blank]

10.   INCOME TAXES

      The components of loss before incomes taxes were:

                                                          Fiscal                 Transition                Fiscal
                                                        Year Ended              Period Ended             Year Ended
                                                        December 31,            December 31,            February 23,
                                                           2003                     2002                    2002
                                                   ---------------------    ---------------------    -----------------

    Loss before income taxes
       United States                                      $(16.4)                 $(36.1)                $ (98.3)
       Non United States                                   (35.1)                  (32.0)                   (4.0)
                                                          ------                  ------                 -------
    Loss before income taxes                              $(51.5)                 $(68.1)                $(102.3)
                                                          ======                  ======                 =======

      Income tax expense (benefit) consists of the following:

                                                          Fiscal                 Transition                Fiscal
                                                        Year Ended              Period Ended             Year Ended
                                                       December 31,             December 31,            February 23,
                                                           2003                     2002                    2002
                                                    ---------------------    ---------------------    -----------------

    Current:
       Federal                                            $ (0.9)                  $   --                   $  0.7
       State                                                  --                       --                      --
       Foreign                                               2.9                      2.7                      1.1
                                                          -------                  ------                   ------
                                                             2.0                      2.7                      1.8
    Deferred:
       Federal                                               1.5                    (11.7)                   (22.9)
       State                                                 0.4                      0.2                     (3.8)
       Foreign                                             (13.8)                    (6.6)                    (4.0)
                                                          ------                   ------                   ------
                                                           (11.9)                   (18.1)                   (30.7)
    Change in valuation allowance                           11.9                     18.1                     30.7
                                                          ------                   ------                   ------
                                                          $  2.0                   $  2.7                   $  1.8
                                                          ======                   ======                   ======


      The difference between income tax expense and the amount computed by applying the statutory U.S. federal income tax rate (35%) to the pretax loss consists of the following:

                                                                        Fiscal            Transition            Fiscal
                                                                      Year Ended         Period Ended         Year Ended
                                                                     December 31,        December 31,        February 23,
                                                                         2003                2002                2002
                                                                  ------------------   -----------------   -----------------

     Statutory U.S. federal income tax benefit                         $(18.0)             $(23.8)             $(32.5)
     Operating loss (with) without tax benefit                            6.8                 6.6                (2.5)
     Goodwill amortization                                                 --                  --                 3.2
     Foreign tax rate differential                                        0.9                 1.2                 2.5
     Meals and entertainment                                              0.3                 0.3                 0.2
     Officer's life insurance                                             0.1                 0.1                 0.2
     Change in valuation allowance                                       11.9                18.1                30.7
     Other, net                                                            --                 0.2                  --
                                                                       ------              ------              ------
                                                                       $  2.0              $  2.7              $  1.8
                                                                       ======              ======              ======

      The tax effects of temporary differences and carryforwards that give rise to deferred income tax assets and liabilities consist of the following:

                                                                       December              December           February
                                                                       31, 2003              31, 2002           23, 2002
                                                                   ---------------        --------------      -----------

    Inventory reserves                                                  $   10.1               $    9.3         $     8.9
    Acquisition accruals                                                    (8.4)                 (10.2)             (7.3)
    Warranty accruals                                                        3.4                    2.9               4.8
    Accrued liabilities                                                     10.4                   12.9              15.0
    Other                                                                    1.2                    1.2               2.1
                                                                        --------               --------         ---------
    Net current deferred income tax asset                                   16.7                   16.1              23.5
                                                                        --------               --------         ---------

    Intangible assets                                                       (5.0)                   4.0              11.6
    Depreciation                                                           (12.6)                 (11.9)            (15.5)
    Net operating loss carryforward                                        125.0                   99.9              83.0
    Research credit carryforward                                             3.7                    7.1               7.1
    Deferred compensation                                                    0.9                    0.7               1.1
    Software development costs                                              (5.4)                  (5.5)             (5.5)
    Capital loss carryforward                                               13.0                   13.0                --
    Other                                                                     --                    1.0               1.0
                                                                        --------               --------         ---------
       Net noncurrent deferred income tax asset                            119.6                  108.3              82.8
                                                                        --------               --------         ---------
       Valuation allowance                                                (136.3)                (124.4)           (106.3)
                                                                        --------               --------         ---------
       Net deferred tax assets (liabilities)                            $     --               $     --         $      --
                                                                        ========               ========         =========

      The Company established a valuation allowance of $136.3 as of December 31, 2003 related to its deferred tax assets because of uncertainties that preclude it from determining that it is more likely than not that the Company will be able to generate sufficient taxable income to realize such assets during the federal operating loss carryforward period. The federal operating loss carryforward begins to expire in 2012. Such uncertainties include recent cumulative losses, the highly cyclical nature of the industry in which it operates, economic conditions impacting the airframe manufacturers and the airlines, the Company's high degree of financial leverage, risks associated with new product introductions and risks associated with the integration of acquisitions. The Company monitors these as well as other positive and negative factors that may arise in the future, as it assesses the necessity for a valuation allowance against its deferred tax assets.

      As of December 31, 2003, the Company had federal, state and foreign net operating loss carryforwards of $252.9, $151.6 and $75.9, respectively. The federal and state net operating loss carryforwards begin to expire in 2012 and 2004, respectively. Approximately $43.1 of the Company's net operating loss carryforward is related to the exercise of stock options and the tax effect of such net operating losses will be credited to additional paid-in capital rather than income tax expense if utilized. In addition, the Company has a capital loss carryover of approximately $29.5 which is scheduled to expire in 2008.

      As of December 31, 2003, the Company had a federal research tax credit carryforward of $3.7. This credit begins to expire in 2012.

      The Company has not provided for any residual U.S. income taxes on the approximately $41.6 of earnings from its foreign subsidiaries because such earnings are intended to be indefinitely reinvested. Such residual U.S. income taxes, if provided for, would not be material.

      The Company's United Kingdom tax returns for the years ended February 26, 2000 and February 24, 2001 are currently under examination by the Inland Revenue. Management believes that the resolution of this examination will not have a material adverse effect on either the Company's results of operations or financial position.

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

      The BE Aerospace Savings and Investment Plan was established pursuant to
Section 401(k) of the Internal Revenue Code. Under the terms of the plan, covered employees are allowed to contribute up to 15% of their pay, limited to $11.0 thousand per year. The Company match is equal to 50% of employee contributions, subject to a maximum of 8% of an employee's pay and is generally funded in Company stock. Total expense for the plan was $2.6, $2.1 and $3.4 for the calendar year ended December 31, 2003, for the transition period ended December 31, 2002 and for the fiscal year ended February 23, 2002, respectively. Participants vest 100% in the Company match after three years of service.

12. STOCKHOLDERS' EQUITY

      Loss Per Share. Basic loss per common share is determined by dividing loss applicable to common shareholders by the weighted average number of shares of common stock outstanding. Diluted loss per share is determined by dividing loss applicable to common shareholders by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding (all related to outstanding stock options discussed below).

      The following table sets forth the computation of basic and diluted net loss per share for the calendar year ended December 31, 2003, for the transition period ended December 31, 2002 and for the fiscal year ended February 23, 2002:

                                                                 Fiscal                 Transition                Fiscal
                                                               Year Ended              Period Ended             Year Ended
                                                              December 31,              December 31,            February 23,
                                                                  2003                     2002                     2002
                                                          ---------------------    --------------------    -------------------

Numerator - Net loss                                           $(53.5)                  $(70.8)                $(104.1)
                                                               ======                   ======                 =======
Denominator:
Denominator for basic loss per share -
   Weighted average shares                                       36.0                     34.9                    32.7
Effect of dilutive securities -
   Employee stock options                                          --                       --                      --
                                                               ------                   ------                 -------
Denominator for diluted loss per share -
   Adjusted weighted average shares                              36.0                     34.9                    32.7
                                                               ======                   ======                 =======
Basic net loss per share                                       $(1.49)                  $(2.03)                $ (3.18)
                                                               ======                   ======                 =======
Diluted net loss per share                                     $(1.49)                  $(2.03)                $ (3.18)
                                                               ======                   ======                 =======

      The Company excluded potentially dilutive securities from the calculation of loss per share of approximately 0.4 million, 0.8 million, and 1.1 million for the fiscal year ended December 31, 2003, for the transition period ended December 31, 2002 and for the fiscal year ended February 23, 2002, respectively, because the effect would have been antidilutive.

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

      The following tables set forth options granted, canceled, forfeited and outstanding:
                                December 31, 2003

                                                                            Option Price        Weighted Average
                                                      Options                 Per Share          Price Per Share
                                                   --------------           ------------        ----------------
                                                   (in thousands)
     Outstanding, beginning of period                    7,994                $3.25-$30.25            $12.50
     Options granted                                        80                 3.47-  5.51              4.47
     Options exercised                                     (28)                4.08-  4.43              4.21
     Options forfeited                                  (3,563)                4.08- 30.25             18.93
                                                        ------
     Outstanding, end of period                          4,483                 3.25- 30.25              7.55
                                                        ======
     Exercisable at end of period                        3,289                $3.25-$30.25             $8.64
                                                        ======

                                December 31, 2002

                                                                            Option Price        Weighted Average
                                                      Options                 Per Share          Price Per Share
                                                   --------------           ------------        ----------------
                                                   (in thousands)
     Outstanding, beginning of period                   7,059                $4.08- $31.50            $14.41
     Options granted                                    1,432                 3.25-   9.70              4.42
     Options exercised                                   (203)                4.08-  12.00              6.31
     Options forfeited                                   (294)                4.08-  31.50             17.15
                                                        -----
     Outstanding, end of period                         7,994                 3.25-  30.25             12.50
                                                        =====
     Exercisable at end of period                       5,420                $3.25- $30.25            $15.59
                                                        =====

                                February 23, 2002

                                                                            Option Price        Weighted Average
                                                      Options                 Per Share          Price Per Share
                                                   --------------           ------------        ----------------
                                                   (in thousands)
     Outstanding, beginning of period                    6,056               $6.94- $31.50           $17.30
     Options granted                                     1,980                4.08-  21.88             5.55
     Options exercised                                    (365)               4.08-  22.75            11.60
     Options forfeited                                    (612)               4.08-  29.87            19.93
                                                         -----
     Outstanding, end of period                          7,059                4.08-  31.50            14.41
                                                         =====
     Exercisable at end of year                          4,535               $4.08- $31.50           $17.43
                                                         =====

At December 31, 2003, 3,891,413 options were available for grant under the Company's Option Plans.

                                   Options Outstanding at December 31, 2003
-----------------------------------------------------------------------------------------------------------------------------------

                                                Weighted      Weighted Average                             Weighted
       Range of              Options            Average          Remaining            Options              Average
    Exercise Price         Outstanding      Exercise Price    Contractual Life      Exercisable           Exercise
    --------------        --------------    --------------    -----------------    --------------         ---------
                          (in thousands)                          (years)          (in thousands)
    $ 3.25 - $3.47                  63             $3.42            9.24                    9               $ 3.33
      4.08 -  4.08               1,284              4.08            7.72                  957                 4.08
      4.43 -  4.43               1,320              4.43            8.74                  666                 4.43
      5.18 -  8.44               1,053              7.90            5.79                  910                 8.15
      8.50 - 30.25                 763             18.67            4.65                  747                18.88
                                 -----                                                  -----
                                 4,483                                                  3,289
                                 =====                                                  =====

      The estimated fair value of options granted during the fiscal year ended December 31, 2003, during the transition period ended December 31, 2002 and for fiscal 2002, was $3.17 per share, $3.54 per share and $4.17 per share, respectively.

      On June 23, 2003, pursuant to a plan approved by its shareholders, the Company launched an option exchange offer pursuant to which employees and non-employee directors of the Company and its subsidiaries were given the opportunity to exchange certain of their stock options granted under the Company's equity plans with an exercise price equal to, or in excess of, $12.00. The offer was a three-for-one exchange whereby the Company granted one new option to purchase one share of common stock for every three eligible options tendered in the offer. The offer closed on July 22, 2003, at which time 2,837,596 options held by 106 employees were canceled. In accordance with the terms of the offer, the Company granted an aggregate of 941,162 new options to the participating employees on January 26, 2004. Each new option has an exercise price of $6.59, which was the closing price of the Company's common stock on the trading day immediately preceding the date of grant. The options were generally granted under the same plan, and have substantially the same terms, as the eligible options for which they were exchanged. All new options granted to employees vest in four equal number installments with 25% vesting on the date of grant and on each of the first, second and third anniversaries of the date of grant. All new options granted to non-employee directors vest in four equal annual installments on each of the first through fourth anniversaries of the date of grant.

13. EMPLOYEE STOCK PURCHASE PLAN

      The Company has established a qualified Employee Stock Purchase Plan, the terms of which allow for qualified employees (as defined) to participate in the purchase of designated shares of the Company's common stock at a price equal to the lower of 85% of the closing price at the beginning or end of each semi-annual stock purchase period. The Company issued approximately 742,000, 261,000 and 136,000 shares of common stock during calendar 2003, the transition period ended December 31, 2002 and fiscal 2002, respectively, pursuant to this plan at an average price per share of $1.83, $6.49 and $14.29, respectively.

14. SEGMENT REPORTING

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

The following table presents net sales and other financial information by business segment:

                                                        FISCAL YEAR ENDED DECEMBER 31, 2003
                                       ----------------- ------------------ ------------------ --------------
                                         Commercial
                                          Aircraft         Business           Fastener
                                          Products       Jet Products       Distribution       Consolidated
                                       ----------------- ------------------ ------------------ --------------
Net sales                                   $455.3           $ 65.4             $103.7            $  624.4
Operating earnings (loss)                     11.8             (9.5)              18.0                20.3
Total assets                                 658.4            159.9              234.2             1,052.5
Goodwill                                     158.5             88.1              106.1               352.7
Capital expenditures                           8.9              1.4                0.9                11.2
Depreciation and amortization                 23.0              3.4                1.9                28.3

                                                   TRANSITION PERIOD ENDED DECEMBER 31, 2002
                                       ----------------- ------------------ ------------------ --------------
                                         Commercial
                                           Aircraft        Business          Fastener
                                          Products       Jet Products       Distribution       Consolidated
                                       ----------------- ------------------ ------------------ --------------
Net sales                                    $354.5             $ 71.1            $ 78.0          $  503.6
Operating earnings (loss)                     (32.9)               7.6              14.5             (10.8)
Total assets                                  700.9              170.5             195.7           1,067.1
Goodwill                                      169.2               87.3              88.2             344.7
Capital expenditures                           12.0                4.9               0.5              17.4
Depreciation and amortization                  19.9                3.6               1.2              24.7

                                                     FISCAL YEAR ENDED FEBRUARY 23, 2002
                                       ----------------- ----------------- ---------------- ----------------
                                         Commercial
                                          Aircraft          Business           Fastener
                                          Products         Jet Products      Distribution      Consolidated
                                       ----------------- ----------------- ---------------- ----------------
Net sales                                    $550.6            $ 85.6           $ 44.3           $  680.5
Operating earnings (loss)                     (40.1)              6.0              1.6              (32.5)
Total assets                                  761.3             165.0            202.0            1,128.3
Goodwill, net                                 164.8              82.5             85.8              333.1
Capital expenditures                           11.1               2.2              0.6               13.9
Depreciation and amortization                  34.9              10.6              1.3               46.8

       Net sales for similar classes of products or services within these business segments for the fiscal year ended December 31, 2003, for the transition period ended December 31, 2002 and for the fiscal year ended February 2002 are presented below:

                                               Fiscal Year Ended          Ten-Month Period Ended           Fiscal Year Ended
                                               December 31, 2003            December 31, 2002              February 23, 2002
                                            ----------------------    -----------------------------    ------------------------
                                              Net        % of             Net           % of              Net         % of
                                             Sales     Net Sales         Sales        Net Sales          Sales     Net Sales
                                            --------- ------------    ------------ ----------------    ---------- -------------
        Commercial aircraft products:
           Seating products                   $217.9       34.9%           $144.6       28.7%             $247.8      36.4%
           Interior systems products           137.5       22.0%            116.0       23.0%              152.6      22.4%
           Engineering services and
           engineered structures
           and components                       99.9       16.0%             93.9       18.7%              150.2      22.1%
                                            --------- ------------    ------------ ----------------    ---------- -------------
                                               455.3       72.9%            354.5       70.4%              550.6      80.9%
        Business jet products                   65.4       10.5%             71.1       14.1%               85.6      12.6%
        Fastener distribution                  103.7       16.6%             78.0       15.5%               44.3       6.5%
                                            --------- ------------    ------------ ----------------    ---------- -------------
        Net sales                             $624.4      100.0%           $503.6      100.0%             $680.5     100.0%
                                            ========= ============    ============ ================    ========== =============

Geographic Origination

     The Company operated principally in two geographic areas, the United States and Europe (primarily the United Kingdom), during the calendar year ended December 31, 2003, the transition period ended December 31, 2002 and the fiscal year ended February 23, 2002. There were no significant transfers between geographic areas during these periods. Identifiable assets are those assets of the Company that are identified with the operations in each geographic area.

      The following table presents net sales and operating earnings (loss) for the fiscal year ended December 31, 2003, transition period ended December 31, 2002 and the fiscal year ended February 23, 2002 and identifiable assets as of December 31, 2003, December 31, 2002 and February 23, 2002 by geographic area:

                                            Fiscal              Transition            Fiscal
                                          Year Ended           Period Ended          Year Ended
                                          December 31,          December 31,         February 23,
                                             2003                  2002                2002
                                       ------------------     ----------------    ----------------
  Net sales:
  United States                            $  408.0               $  362.4            $  535.7
  Europe                                      216.4                  141.2               144.8
                                           --------               --------            --------
  Total:                                   $  624.4               $  503.6            $  680.5
                                           ========               ========            ========

  Operating earnings (loss):
  United States                            $   53.6               $   13.9            $  (30.3)
  Europe                                      (33.3)                 (24.7)               (2.2)
                                           --------               --------            --------
  Total:                                   $   20.3               $  (10.8)           $  (32.5)
                                           ========               ========            ========

  Identifiable assets:
  United States                            $  839.9               $  861.9            $  948.7
  Europe                                      212.6                  205.2               179.6
                                           --------               --------            --------
  Total:                                   $1,052.5               $1,067.1            $1,128.3
                                           ========               ========            ========

Geographic Destination

      Export sales from the United States to customers in foreign countries amounted to approximately $151.0, $111.5 and $113.7 in the fiscal year ended December 31, 2003, the transition period ended December 31, 2002 and fiscal year 2002, respectively. Net sales to all customers in foreign countries amounted to $316.9, $233.9 and $288.3 in the calendar year December 31, 2003, the transition period ended December 31, 2002 and fiscal 2002, respectively.

    Net sales by geographic segment (based on destination) were as follows:

                       Fiscal Year Ended                  Ten-Month Period Ended                  Fiscal Year Ended
                       December 31, 2003                    December 31, 2002                     February 23, 2002
                  -----------------------------    -------------------------------------     ----------------------------
                      Net           % of                Net               % of                   Net          % of
                     Sales        Net Sales            Sales            Net Sales               Sales       Net Sales
                  ----------- -----------------    --------------- ---------------------     ----------- ----------------

Americas              $342.0       54.8%                   $303.6       60.3%                    $446.1      65.6%
Europe                 168.4       27.0%                    121.0       24.0%                     136.8      20.1%
Asia                   114.0       18.2%                     79.0       15.7%                      97.6      14.3%
                  ----------- -----------------    --------------- ---------------------     ----------- ----------------
                      $624.4      100.0%                   $503.6      100.0%                    $680.5     100.0%
                  =========== =================    =============== =====================     =========== ================

      Major customers (i.e., customers representing more than 10% of net sales) change from year to year depending on the level of refurbishment activity and/or the level of new aircraft purchases by such customers. There were no major customers in the calendar year ended December 31, 2003, the transition period ended December 31, 2002 and fiscal 2002.

15. FAIR VALUE INFORMATION

      The following disclosure of the estimated fair value of financial instruments at December 31, 2003 and December 31, 2002 is made in accordance with the requirements of SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies; however, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

      The carrying amounts of cash and cash equivalents, accounts receivable-trade, and accounts payable are a reasonable estimate of their fair values as interest is based upon floating market rates. The fair values of the Company's Notes as of December 31, 2003 and 2002 are as follows:

                                         December 31,          December 31,
                                             2003                  2002
                                       ------------------     ----------------

  8 1/2% Notes                               $187.3                $   --
  8% Notes                                    232.5                 186.3
  8 7/8% Notes                                241.3                 183.8
  9 1/2% Notes                                194.0                 150.0

      The fair value information presented herein is based on pertinent information available to management at December 31, 2003 and December 31, 2002, respectively. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since that date, and current estimates of fair value may differ significantly from the amounts presented herein.

16. SELECTED QUARTERLY DATA (Unaudited)

      Summarized quarterly financial data for the fiscal year ended December 31, 2003 and for the transition period ended December 31, 2002 are as follows:

                                                                    Fiscal Year Ended December 31, 2003
                                                      ---------------------------------------------------------------------
                                                          First            Second            Third            Fourth
                                                         Quarter          Quarter           Quarter           Quarter
                                                      ---------------- ----------------- ----------------- ----------------
  Net sales                                              $154.7            $151.8           $154.5             $163.4
  Gross profit                                             46.4              39.8             45.1               39.5
  Net loss                                                (10.8)            (14.1)            (9.1)             (19.5)
  Basic net loss per share (1)                            (0.31)            (0.39)           (0.25)             (0.53)
  Diluted net loss per share (1)                          (0.31)            (0.39)           (0.25)             (0.53)


                                                                 Transition Period Ended December 31, 2002
                                                      ---------------------------------------------------------------------
                                                          First            Second            Third           December
                                                         Quarter          Quarter           Quarter            2002
                                                      ---------------- ----------------- ----------------- ----------------

  Net sales                                              $154.3            $154.8           $145.5             $ 49.0
  Gross profit                                             52.9              49.0             37.0               12.4
  Net loss                                                 (1.5)             (6.2)           (22.4)             (40.7)
  Basic net loss per share (1)                            (0.04)            (0.18)           (0.64)             (1.17)
  Diluted net loss per share (1)                          (0.04)            (0.18)           (0.64)             (1.17)

(1) Earnings per share is computed individually for each quarter presented: therefore, the sum of the quarterly loss per share may not necessarily equal the total for the year.




                  [Remainder of page intentionally left blank]

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003,
FOR THE TEN-MONTH TRANSITION PERIOD ENDED DECEMBER 31, 2002 AND
FOR THE FISCAL YEAR ENDED FEBRUARY 23, 2002
(In millions)


                                                          BALANCE                                                          BALANCE
                                                       AT BEGINNING                                      WRITE-OFFS/        AT END
                                                         OF PERIOD         EXPENSES         OTHER         DISPOSALS       OF PERIOD
                                                    ------------------- --------------- -------------- --------------   -----------

DEDUCTED FROM ASSETS:

Allowance for doubtful accounts:
-------------------------------
Fiscal year ended December 31, 2003                        $ 3.9             $ 1.1           $(0.1)         $ 2.7           $ 2.2
Transition period ended December 31, 2002                    4.9               0.8            (0.1)           1.7             3.9
Fiscal Year ended February 23, 2002                          2.6               1.9             1.3(1)         0.9             4.9

Reserve for obsolete inventories:
--------------------------------
Fiscal year ended December 31, 2003                        $29.0             $ 9.1           $ 0.7          $11.5           $27.3
Transition period ended December 31, 2002                   27.9               9.3(2)          4.7           12.9(2)         29.0
Fiscal Year ended February 23, 2002                         16.1              11.7(2)          8.0(1)         7.9(2)         27.9






(1)  Balances associated with the fiscal year 2002 acquisitions.
(2) Excludes $7.0 and $34.5 of inventory impairments associated with the Company's facility consolidation and integration plan during the transition period ended December 31, 2002 and the fiscal year ended February 23, 2002, respectively.