Form 10-Q
period 2004-03-31
BE AEROSPACE INC
filed 2004-05-07
CIK 861361

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q



                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



                  For The Quarterly Period Ended March 31, 2004



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

    The registrant has one class of common stock, $0.01 par value, of which 37,009,010 shares were outstanding as of May 5, 2004.

                               BE AEROSPACE, INC.

                 Form 10-Q for the Quarter Ended March 31, 2004

                                Table of Contents


                                                                           Page

Part I  Financial Information

Item 1. Condensed Consolidated Financial Statements (Unaudited)

        a) Condensed Consolidated Balance Sheets
           as of March 31, 2004 and December 31, 2003.........................3

        b) Condensed Consolidated Statements of Operations for the
           Three Months ended March 31, 2004 and March 31, 2003...............4

        c) Condensed Consolidated Statements of Cash Flows for the
           Three Months ended March 31, 2004 and March 31, 2003...............5

        d) Notes to Condensed Consolidated Financial Statements...............6

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations............................................11

Item 3. Quantitative and Qualitative Disclosures About Market Risk...........20

Item 4. Controls and Procedures..............................................20

Part II Other Information

Item 1. Legal Proceedings....................................................21

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases
        of Equity Securities.................................................21

Item 3. Defaults Upon Senior Securities......................................21

Item 4. Submission of Matters to a Vote of Security Holders..................21

Item 5. Other Information....................................................21

Item 6. Exhibits and Reports on Form 8-K.....................................21

        Signatures...........................................................22

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                               BE AEROSPACE, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                    (Dollars in millions, except share data)

                                                                              March 31, 2004               December 31, 2003
                                                                              --------------               -----------------
ASSETS

Current assets:
    Cash and cash equivalents (Note 3)                                            $  152.5                      $  147.6
    Accounts receivable - trade, less allowance for doubtful
        accounts of $2.4 (March 31, 2004)
        and $2.2 (December 31, 2003)                                                  83.9                          80.3
    Inventories, net                                                                 176.9                         168.7
    Other current assets                                                              14.5                          10.6
                                                                                  --------                       -------
        Total current assets                                                         427.8                         407.2

Property and equipment, net                                                          102.2                         103.8
Goodwill                                                                             353.3                         352.7
Identifiable intangible assets, net                                                  156.7                         158.5
Other assets, net                                                                     29.6                          30.3
                                                                                  --------                      --------
                                                                                  $1,069.6                      $1,052.5
                                                                                  ========                      ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued liabilities                                      $  152.4                      $  131.0
    Current maturities of long-term debt                                               1.9                           1.9
                                                                                  --------                      --------
        Total current liabilities                                                    154.3                         132.9

Long-term debt, net of current maturities                                            880.4                         880.1
Other non-current liabilities                                                          8.1                           7.6

Commitments, contingencies and off-balance sheet arrangements (Note 4)

Stockholders' equity:
    Preferred stock, $0.01 par value; 1.0 million shares
        authorized; no shares outstanding                                               --                            --
    Common stock, $0.01 par value; 100 million shares
        authorized; 37.0 million (March 31, 2004) and
        36.7 million (December 31, 2003) shares issued
        and outstanding                                                                0.4                           0.4
    Additional paid-in capital                                                       415.1                         413.8
    Accumulated deficit                                                             (390.6)                       (383.0)
    Accumulated other comprehensive income                                             1.9                           0.7
                                                                                  --------                      --------
        Total stockholders' equity                                                    26.8                          31.9
                                                                                  --------                      --------
                                                                                  $1,069.6                      $1,052.5
                                                                                  ========                      ========


See accompanying notes to condensed consolidated financial statements.

                               BE AEROSPACE, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                  (Dollars in millions, except per share data)

                                                                                         THREE MONTHS ENDED
                                                                                    ------------------------------
                                                                                      March 31,       March 31,
                                                                                         2004           2003
                                                                                    --------------- --------------
Net sales                                                                              $175.1          $154.7

Cost of sales                                                                           121.5           108.3
                                                                                       ------          ------
Gross profit                                                                             53.6            46.4

Operating expenses:

  Selling, general and administrative                                                    28.7            28.5
  Research, development and engineering                                                  12.2            10.9
                                                                                       ------          ------
  Total operating expenses                                                               40.9            39.4
                                                                                       ------          ------
Operating earnings                                                                       12.7             7.0

Interest expense, net                                                                    19.8            16.8
                                                                                       ------          ------
Loss before income taxes                                                                 (7.1)           (9.8)

Income taxes                                                                              0.5             1.0
                                                                                       ------          ------
Net loss                                                                               $ (7.6)         $(10.8)
                                                                                       ======          ======
Loss per common share:

  Basic and diluted                                                                    $(0.21)         $(0.31)
                                                                                       ======          ======


See accompanying notes to condensed consolidated financial statements.

                               BE AEROSPACE, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                              (Dollars in millions)

                                                                                         THREE MONTHS ENDED
                                                                            ---------------------------------------------
                                                                                 March 31,               March 31,
                                                                                   2004                    2003
                                                                            --------------------   ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                      $ (7.6)                $(10.8)
    Adjustments to reconcile net loss to net cash flows
         provided by (used in) operating activities:
         Depreciation and amortization                                               6.9                    7.3
         Non-cash employee benefit plan contributions                                0.5                    0.6
    Changes in operating assets and liabilities:
         Accounts receivable                                                        (2.8)                  (7.4)
         Inventories                                                                (7.1)                  (9.3)
         Other current assets                                                       (3.7)                   5.6
         Payables, accruals and other liabilities                                   19.4                   (0.9)
                                                                                  ------                 ------
Net cash flows provided by (used in) operating activities                            5.6                  (14.9)
                                                                                  ------                 ------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                            (2.7)                  (3.6)
    Proceeds from sale of property and equipment                                     0.2                    2.3
    Change in other assets, net                                                      0.6                   (1.1)
                                                                                  ------                 ------
Net cash flows used in investing activities                                         (1.9)                  (2.4)
                                                                                  ------                 ------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net payments under bank credit facilities                                         --                  (65.0)
    Proceeds from issuances of common stock, net of expenses                         0.9                    0.5
    Proceeds from long-term debt                                                     0.1                     --
                                                                                  ------                 ------
Net cash flows provided by (used in) financing activities                            1.0                  (64.5)
                                                                                  ------                 ------
Effect of exchange rate changes on cash flows                                        0.2                    0.8
                                                                                  ------                 ------
Net increase (decrease) in cash and cash equivalents                                 4.9                  (81.0)

Cash and cash equivalents, beginning of period                                     147.6                  156.9
                                                                                  ------                 ------
Cash and cash equivalents, end of period                                          $152.5                 $ 75.9
                                                                                  ======                 ======

Supplemental disclosures of cash flow information: Cash paid during period for:
    Interest, net                                                                 $ 10.3                 $ 11.6
    Income taxes, net                                                             $   --                 $  0.5


See accompanying notes to condensed consolidated financial statements.

                               BE AEROSPACE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            (Unaudited - Dollars In Millions, Except Per Share Data)

Note 1.    Basis of Presentation

       The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and are unaudited pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. All adjustments which, in the opinion of management, are considered necessary for a fair presentation of the results of operations for the periods shown, are of a normal recurring nature and have been reflected in the condensed consolidated financial statements. The results of operations for the periods presented are not necessarily indicative of the results expected for the full fiscal year or for any future period. The information included in these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the BE Aerospace, Inc. (the "Company" or "B/E") Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

       The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts and related disclosures. Actual results could differ from those estimates. Certain reclassifications have been made for consistent presentation.

       Accounting for Stock-Based Compensation - The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for its stock option and stock purchase plans. Accordingly, no compensation cost has been recognized for its stock option and stock purchase plans. Had compensation cost for the Company's stock option and stock purchase plans been determined consistent with Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," the Company's net loss and net loss per share for the three months ended March 31, 2004 and 2003, respectively, would have been the pro forma amounts indicated in the following table:

                                                       THREE MONTHS ENDED
                                                -------------------------------
                                                  March 31,       March 31,
                                                     2004            2003
                                                --------------- ---------------
Net loss as reported                                $ (7.6)        $(10.8)
    Expense per SFAS No. 123,
       fair value method, net of
       related tax effects                             2.4            1.2
                                                    ------         ------
Pro forma                                           $(10.0)        $(12.0)
                                                    ------         ------
Basic and diluted net loss per share:
    As reported                                     $(0.21)        $(0.31)
                                                    ------         ------
    Pro forma                                       $(0.27)        $(0.34)
                                                    ======         ======

                               BE AEROSPACE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
            (Unaudited - Dollars In Millions, Except Per Share Data)

Note 2.    Goodwill and Intangible Assets

       In accordance with SFAS No. 142, the Company has completed the fair value analysis for goodwill and other intangible assets as of December 31, 2003, and concluded that no impairment existed. As of March 31, 2004, the Company believed that no indicators of impairment existed. Aggregate amortization expense on identifiable intangible assets was approximately $2.3 for the three months ended March 31, 2004 and 2003. Amortization expense is expected to be approximately $9.0 in each of the next five fiscal years.

       Changes to the original cost basis of goodwill during the three months ended March 31, 2004 aggregated $0.6, relate to the Commercial Aircraft segment, and were due to foreign currency fluctuations.

       The following sets forth the intangible assets by major asset class, all of which were acquired during acquisition transactions:

                                                              March 31, 2004                            December 31, 2003
                                                  --------------------------------------     --------------------------------------
                                                                                 Net                                         Net
                                Useful Life       Original    Accumulated       Book           Original     Accumulated     Book
                                  (Years)           Cost      Amortization      Value            Cost      Amortization     Value
                                -------------     ---------- -------------- ------------     ------------ -------------- ----------
Acquired technologies               4-30            $ 94.0       $18.3        $ 75.7           $ 93.8         $17.5         $76.3
Trademarks and patents              7-30              26.6        10.9          15.7             26.6          10.5          16.1
Trademarks (nonamortizing)            --              20.6         --           20.6             20.6            --          20.6
Technical qualifications,
plans                               3-30              31.1        14.6          16.5             31.0          14.3          16.7
  and drawings
Replacement parts annuity
  and product approvals             3-30              41.2        21.9          19.3             41.0          21.2          19.8
Covenants not to compete and
  Other identified intangibles      3-10              20.3        11.4           8.9             20.3          11.3           9.0
                                                    ------       -----        ------           ------         -----        ------
                                                    $233.8       $77.1        $156.7           $233.3         $74.8        $158.5
                                                    ======       =====        ======           ======         =====        ======

Note 3.    Long-Term Debt

       The Company amended its $50.0 credit facility with JPMorgan Chase Bank (the "Amended Bank Credit Facility") in February 2004. The amendment had the effect of eliminating maintenance financial covenants consisting of interest coverage ratio, leverage ratio and the minimum net worth. Under the Amended Bank Credit Facility there are no maintenance financial covenants as long as cash and cash equivalents are above $25.0 and there are no borrowings outstanding under this facility. If borrowings under the Amended Bank Credit Facility are outstanding and if cash is less than $70, the interest coverage ratio (as defined) must be at least 1.15:1 for the trailing 12 month period. The Amended Bank Credit Facility expires in February 2007, is collateralized by substantially all of the Company's assets and contains customary affirmative covenants, negative covenants and conditions of borrowings, all of which were met as of March 31, 2004.

       At March 31, 2004, indebtedness under the Amended Bank Credit Facility consisted of letters of credit aggregating approximately $11.6. Under the terms of the Amended Bank Credit Facility, the Company is required to have on deposit in a collateral account an amount equal to 102% of the face amount of the letters of credit outstanding, or $11.8 as of March 31, 2004. The Amended Bank Credit Facility bears interest ranging from 250 to 400 basis points over the Eurodollar rate (approximately 5.1% as of March 31, 2004). The amount available under the Amended Bank Credit Facility was $38.4 as of March 31, 2004.

                               BE AEROSPACE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
            (Unaudited - Dollars In Millions, Except Per Share Data)

       Long-term debt consists principally of our 8 1/2% senior notes, 8 7/8% senior subordinated notes, 9 1/2% senior subordinated notes and 8% senior subordinated notes. The $250 of 8% notes mature on March 1, 2008, the $200 of 9 1/2% notes mature on November 1, 2008, the $175 of 8 1/2% senior notes mature on October 1, 2010 and the $250 of 8 7/8% notes mature on May 1, 2011. The senior subordinated notes are unsecured senior subordinated obligations and are subordinated to all of our senior indebtedness. The senior notes are senior to all of our subordinated indebtedness, but subordinate to borrowings under our bank credit facility. Each of the 8%, 8 1/2%, 8 7/8% and 9 1/2% notes contains restrictive covenants, including limitations on future indebtedness, restricted payments, transactions with affiliates, liens, dividends, mergers and transfers of assets, all of which we met as of March 31, 2004. A breach of these covenants, or the covenants under our current or any future bank credit facility, that continues beyond any grace period can constitute a default, which can limit the ability to borrow and can give rise to a right of the lenders to terminate the applicable facility and/or require immediate repayment of any outstanding debt.

Note 4.    Commitments, Contingencies and Off-Balance Sheet Arrangements

       Lease Commitments -- The Company finances its use of certain facilities and equipment under committed lease arrangements provided by various institutions. Since the terms of these arrangements meet the accounting definition of operating lease arrangements, the aggregate sum of future minimum lease payments is not reflected on the consolidated balance sheet. At March 31, 2004, future minimum lease payments under these arrangements approximated $89.9.

       Indemnities, Commitments and Guarantees -- During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These indemnities include non-infringement of patents and intellectual property indemnities to the Company's customers in connection with the delivery, design, manufacture and sale of its products, indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease, and indemnities to other parties to certain acquisition agreements. The duration of these indemnities, commitments and guarantees varies, and in certain cases is indefinite. The Company believes that substantially all of these indemnities, commitments and guarantees provide for limitations on the maximum potential future payments the Company could be obligated to make. However, the Company is unable to estimate the maximum amount of liability related to its indemnities, commitments and guarantees because such liabilities are contingent upon the occurrence of events which are not reasonably determinable. Management believes that any liability for these indemnities, commitments and guarantees would not be material to the accompanying condensed consolidated financial statements. Accordingly, no expenses have been accrued for indemnities, commitments and guarantees.

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

                                                     THREE MONTHS ENDED
                                             ----------------------------------
                                                March 31,          March 31,
                                                  2004                2003
                                             --------------     ---------------
Beginning balance                                 $11.9              $8.9
Charges to costs and expenses                       2.2               1.9
Costs incurred                                     (2.1)             (1.2)
                                             --------------     ---------------
 Ending balance                                   $12.0              $9.6
                                             ==============     ===============

                               BE AEROSPACE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
            (Unaudited - Dollars In Millions, Except Per Share Data)

Note 5.    Segment Reporting

       The Company is organized based on the products and services it offers. Under this organizational structure, the Company has three reportable segments: Commercial Aircraft, Business Jet and Distribution. The Company's Commercial Aircraft segment consists of eight principal operating units while the Business Jet and Distribution segments consist of two and one principal operating units, respectively. Such operating units have been aggregated for segment reporting purposes due to their similar nature. The Company evaluates segment performance based on segment operating earnings or loss.

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

        The following table presents net sales and other financial information by business segment:

                                                THREE MONTHS ENDED
                                         ---------------------------------
                                            March 31,          March 31,
                                              2004              2003
                                         ---------------    --------------
Net sales
   Commercial Aircraft                       $126.2             $110.6
   Business Jet                                15.1               18.4
   Distribution                                33.8               25.7
                                         ---------------    --------------
                                             $175.1             $154.7
                                         ===============    ==============

Operating earnings (loss)
   Commercial Aircraft                          8.4                1.0
   Business Jet                                (2.0)               1.7
   Distribution                                 6.3                4.3
                                         ---------------    --------------
                                              $12.7             $  7.0
                                         ===============    ==============

Note 6.    Net Loss Per Common Share

        Basic net loss per common share is computed using the weighted average common shares outstanding during the period. Diluted net loss per common share is computed by using the average share price during the period when calculating the dilutive effect of stock options. Shares outstanding for the periods presented were as follows:

                                                   THREE MONTHS ENDED
                                             -------------------------------
                                                March 31,       March 31,
                                                  2004            2003
                                             ---------------- --------------
Net loss                                         $ (7.6)          $(10.8)
Basic and diluted weighted average
    common shares                                  36.9             35.4
Basic and diluted net loss per share             $(0.21)          $(0.31)
                                                 ======           ======

        The Company excluded potentially dilutive securities of 0.8 shares from the calculation of loss per share for the three months ended March 31, 2004 as the effect of including these securities would be anti-dilutive. There were no securities that qualified as dilutive for the three months ended March 31, 2003.

                               BE AEROSPACE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
            (Unaudited - Dollars In Millions, Except Per Share Data)

Note 7.    Comprehensive Loss

        Comprehensive loss is defined as all changes in a company's net assets except changes resulting from transactions with shareholders. It differs from net loss in that certain items currently recorded to equity would be a part of comprehensive loss. The following table sets forth the computation of comprehensive loss for the periods presented:

                                                      THREE MONTHS ENDED
                                              ---------------------------------
                                                 March 31,         March 31,
                                                   2004             2003
                                              ----------------- ---------------
Net loss                                          $(7.6)           $(10.8)
Other comprehensive earnings:
   Foreign exchange translation adjustment          1.2               1.3
                                                  -----            ------
Comprehensive loss                                $(6.4)           $ (9.5)
                                                  =====            ======

Note 8.    Recent Accounting Pronouncements

       In January 2003, the FASB issued Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities" and in December 2003, issued Interpretation No. 46 (revised December 2003) "Consolidation of Variable Interest Entities - An Interpretation of APB No. 51." In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 (R) clarifies the application of Accounting Research Bulletin ("APB") No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without subordinated financial support from other parties. The adoption of FIN No. 46 and FIN No. 46(R) did not have an impact on the Company's financial statements.

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



                  [Remainder of page intentionally left blank]

                               BE AEROSPACE, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           (Dollars In Millions, Except Per Share Data)

       The following discussion and analysis addresses the results of our operations for the three months ended March 31, 2004, as compared to our results of operations for the three months ended March 31, 2003. The discussion and analysis also addresses our liquidity and financial condition and other matters.

       The September 11, 2001 terrorist attacks severely impacted conditions in the airline industry. According to industry sources, since such attacks most major U.S. and a number of international carriers have substantially reduced their flight schedules, parked or retired portions of their fleets, reduced their workforces and implemented other cost reduction initiatives. The airlines have further responded by decreasing domestic airfares. As a result of the decline in both traffic and airfares following the September 11, 2001 terrorist attacks, and their aftermath, as well as other factors, such as the weakened economy and increases in fuel costs, the world airline industry lost a total of $30 billion in calendar 2001 - 2003, including $6.5 billion in 2003. The airline industry crisis also caused 17 airlines worldwide to declare bankruptcy or cease operations in the past two years. The onset of war in Iraq and the Severe Acute Respiratory Syndrome (SARS) virus outbreak during the first quarter of 2003 further adversely affected the world airline industry. More recent trends indicate that the industry appears to be making a significant recovery.

       The business jet industry has also been experiencing a severe downturn, driven by weak demand. During 2003, three business jet manufacturers reduced or temporarily halted production of a number of aircraft types. Deliveries of new business jets were down 32% during 2003 as compared to 2002, and are expected to remain depressed for the foreseeable future, according to industry forecasts.

        As a result of the foregoing, the airlines have been seeking to conserve cash in part by deferring or eliminating cabin interior refurbishment programs and deferring or canceling aircraft purchases. This, together with the reduction of new business jet production, has caused a substantial contraction in our business, the extent and duration of which cannot be determined at this time. We expect these adverse industry conditions to have a material adverse impact on our results of operations and financial condition until such time as conditions in the commercial airline and business jet industries improve. While management has developed and implemented what it believes is an aggressive cost reduction plan to counter these difficult conditions, it cannot guarantee that the plan is adequate or will be successful.

       This rapid decline in industry conditions caused us to implement a facility consolidation and integration plan designed to re-align our capacity and our cost structure with changed conditions in the airline industry. The facility consolidation and integration plan, which was completed as of December 31, 2003, included closing five facilities, relocating 12 major production lines and reducing workforce by approximately 1,500 employees, net of several hundred employees that were hired and trained to operate the relocated production lines. We believe these initiatives will enable us to significantly expand profit margins even at the current low level of revenues and even more so when industry conditions improve and demand increases. The total cost of this program was approximately $174.9, including $73.7 of cash charges. We believe the annual cash savings arising from this consolidation program are approximately $60.

                               BE AEROSPACE, INC.

    THREE MONTHS ENDED MARCH 31, 2004, AS COMPARED TO THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2003 (Dollars In Millions, Except Per Share Data)

    Sales for each of our segments are set forth in the following table:

                                     THREE MONTHS ENDED
                               ------------------------------------------------
                                 March 31,         March 31,
                                   2004               2003            Change
                               ------------    ----------------   -------------
    Commercial Aircraft           $126.2             $110.6             14%
    Distribution                    33.8               25.7             32%
    Business Jet                    15.1               18.4            (18%)
                               ------------    ----------------   -------------
    Total Sales                   $175.1             $154.7             13%
                               =============   ================   =============

       Net sales for the three months ended March 31, 2004 were $175.1, an increase of $20.4 or 13% as compared to the prior year.

       Sales during the quarter in the commercial aircraft segment were $126.2, an increase of $15.6 or 14% as compared to the same period in the prior year. The 14% year over year revenue growth was primarily driven by a 22% increase in seating products and a 14% increase in refrigeration products. The distribution segment reported record sales of $33.8, reflecting a 32% increase versus the prior year. This revenue growth was driven by a broad-based increase in demand for aftermarket aircraft fasteners and market share gains. In the business jet segment, sales were down $3.3 or 18% compared to the prior year. New business jet deliveries decreased by 32 percent in 2003 from prior year levels and about 42% from the peak delivery rates in 2001.

       Gross profit for the quarter of $53.6 or 30.6% of sales increased by $7.2 or 16%, as compared to gross profit of $46.4 or 30.0% in the first quarter of 2003. Foreign exchange negatively impacted financial comparisons, on a year over year and sequential basis, by $2.0 and $1.1, respectively. We are subject to fluctuations in foreign exchange rates due to significant sales from our European facilities, substantially all of which are denominated in U.S. dollars, while the corresponding labor, material and overhead costs are denominated in British pounds or euros.

       Research, development and engineering expenses for the current quarter were $12.2 or 7.0% of net sales, an increase of $1.3 as compared with $10.9 or 7.0% of sales last year. The increase in expenses compared to last year was attributable to activities associated with product development for the Airbus A380 aircraft and the Thai Airways and Malaysia Airlines international super-first class programs.

       Selling, general and administrative expenses for the current quarter of $28.7 or 16.4% of net sales were essentially unchanged as compared to $28.5 or 18.4% of net sales last year.

       We completed our consolidation program at the end of 2003. This effort, which was developed in response to the rapid change in industry conditions following the events of September 11, 2001 initially called for the reduction of 1,000 positions and the consolidation of 5 principal manufacturing operations. At that time, we estimated that the cost savings associated with this effort would total approximately $30. Subsequently, we expanded this program by nearly 50% to include the reduction of approximately 1,500 positions with targeted cost savings of $45. Annual cost savings associated with this program are now estimated at approximately $60, about equally split between operating expenses and manufacturing costs.

       Despite the $2.3 impact of a weakened dollar on our financial results for the quarter, consolidated operating earnings were $12.7 or 7.3% of sales, an increase of $5.7 or 81% as compared to operating earnings of $7.0 in the prior year.

                              BE AEROSPACE, INC.

       The following is a summary of our operating results by segment:

       Operating earnings for the current quarter in the commercial aircraft segment were $8.4 or 6.7% of sales, an increase of $7.4 and a 580 basis point increase over the prior year's operating margin of 0.9%. Foreign exchange negatively impacted financial comparisons, on a year over year and sequential basis, by $2.0 and $1.1, respectively. The increase in commercial aircraft segment operating earnings was driven by ongoing manufacturing efficiencies, the higher level of sales and improved product mix.

       Operating earnings in our distribution segment were $6.3 or 18.6% of sales, an increase of $2.0 or 47% as compared to operating earnings of $4.3 or 16.7% of sales in the prior year. The increase in distribution segment operating earnings was due to the broad-based increase in demand for aircraft fasteners, as well as significant market share gains.

       The operating loss at our business jet segment was $2.0, a decrease of $3.7 as compared to operating earnings of $1.7 in the prior year. The decrease in business jet operating earnings reflects the lower level of revenues and the resulting poor absorption of overhead costs. Our business jet segment continues to operate a low level of capacity utilization as new business jet production remains at low levels.

       The increase in total operating earnings was driven by the continuing turnaround at our commercial aircraft segment combined with a broad-based increase in sales and profits at our distribution segment.

       The tax rate relates to taxes paid in foreign jurisdictions and has not varied materially on a quarterly basis.

       Our consolidated net loss for the quarter was $7.6 or $0.21 per share, reflecting the $2.3 negative impact of foreign exchange and a $3.0 increase in interest expense arising from the October 2003 sale of $175 of senor subordinated notes, as compared with a consolidated loss of $10.8 or $0.31 last year.





                  [Remainder of page intentionally left blank]

                               BE AEROSPACE, INC.

LIQUIDITY AND CAPITAL RESOURCES

Current Financial Condition

    Our liquidity requirements consist of working capital needs, ongoing capital expenditures and payments of interest and principal on our indebtedness. Our primary requirements for working capital are directly related to the level of our operations; working capital primarily consists of accounts receivable, inventories, accounts payable and accrued expenses, which fluctuate with the sales of our products. Our working capital was $273.2 as of March 31, 2004, as compared to $274.3 as of December 31, 2003. We currently have no bank borrowings outstanding and no debt principal payments due until 2008.

    At March 31, 2004, our cash and cash equivalents were $152.5, as compared to $147.6 at December 31, 2003. This increase in cash was primarily due to changes in operating assets and liabilities. Included in cash and cash equivalents at March 31, 2004 was $11.8 of restricted cash supporting our letters of credit under the Amended Bank Credit Facility. There were no restrictions on cash as of December 31, 2003.

 Cash Flows

    At March 31, 2004, our cash and bank credit available under our Amended Bank Credit Facility was $190.9 compared to $190.2 at December 31, 2003. Cash provided by operating activities was $5.6 for the three months ended March 31, 2004. The primary use of cash was a net loss of $7.6, offset by $5.8 of sources related to changes in our operating assets and liabilities and by non-cash charges of $7.4 primarily related to amortization and depreciation. Accounts payable and accrued liabilities increased by $21.4 during the quarter due to the timing of semi-annual interest payments and an increase in accounts payable associated with the $11.8 increase in accounts receivable and inventories.

Capital Spending

    Our capital expenditures were $2.7 and $3.6 during the three months ended March 31, 2004 and March 31, 2003, respectively. The year over year decrease in capital expenditures is in line with our expectation for annual capital expenditures of approximately $13.0 - $15.0. We have no material commitments for capital expenditures. We have, in the past, generally funded our capital expenditures from cash from operations and funds available to us under our Amended Bank Credit Facility. We expect to fund future capital expenditures from cash on hand, from operations and from funds available to us under our Amended Bank Credit Facility. In addition, since 1989, we have completed 24 acquisitions for an aggregate purchase price of approximately $1 billion. Following these acquisitions, we rationalized the businesses, reducing headcount by nearly 4,500 employees and eliminating 22 facilities. We have financed these acquisitions primarily through issuances of debt and equity securities, including our outstanding 8% Notes due 2008, 8 7/8% Notes due 2011, 9 1/2% Notes due 2008 and the Amended Bank Credit Facility.

Outstanding Debt and Other Financing Arrangements

    During February 2004, we obtained an amendment to our credit facility with JPMorgan Chase Bank (the "Amended Bank Credit Facility") to provide us with additional financial flexibility. The amendment had the effect of eliminating maintenance financial covenants consisting of interest coverage ratio, leverage ratio and minimum net worth. Under the amended and restated credit facility there are no maintenance financial covenants as long as cash is above $25.0 and there are no borrowings outstanding under this facility. If borrowings under the bank credit facility are outstanding and if cash is less than $70, the interest coverage ratio (as defined) must be at least 1.15:1 for the trailing 12 month period. The Amended Bank Credit Facility expires in February 2007 and is collateralized by substantially all of our assets. At March 31, 2004, indebtedness under the bank credit facility consisted of letters of credit aggregating approximately $11.6. Under the terms of the Amended Bank Credit Facility, we are required to have on deposit in a collateral account an amount equal to 102% of the face amount of the letters of credit outstanding, or $11.8 as of March 31, 2004. Letters of credit of $6.5, $0.6 and $4.5 expire in 2004, 2005 and 2006, respectively. The amount available under the bank credit facility was $38.4 as of March 31, 2004. The bank credit facility contains customary affirmative covenants, negative covenants and conditions of borrowings, all of which were met as of March 31, 2004.

                              BE AEROSPACE, INC.

    Long-term debt consists principally of our 8 1/2% senior notes, 8 7/8% senior subordinated notes, 9 1/2% senior subordinated notes and 8% senior subordinated notes. The $250 of 8% notes mature on March 1, 2008, the $200 of 9 1/2% notes mature on November 1, 2008, the $175 of 8 1/2% senior notes mature on October 1, 2010 and the $250 of 8 7/8% notes mature on May 1, 2011. The senior subordinated notes are unsecured senior subordinated obligations and are subordinated to all of our senior indebtedness. The senior notes are senior to all of our subordinated indebtedness, but subordinate to borrowings under our bank credit facility. Each of the 8%, 8 1/2%, 8 7/8% and 9 1/2% notes contains restrictive covenants, including limitations on future indebtedness, restricted payments, transactions with affiliates, liens, dividends, mergers and transfers of assets, all of which we met as of March 31, 2004. A breach of these covenants, or the covenants under our current or any future bank credit facility, that continues beyond any grace period can constitute a default, which can limit the ability to borrow and can give rise to a right of the lenders to terminate the applicable facility and/or require immediate repayment of any outstanding debt.

Contractual Obligations

    During the three month period ended March 31, 2004, there were no material changes in the contractual obligations specified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

Off-Balance Sheet Arrangements

Lease Arrangements

    We finance our use of certain equipment under committed lease arrangements provided by various institutions. Since the terms of these arrangements meet the accounting definition of operating lease arrangements, the aggregate sum of future minimum lease payments is not reflected on our consolidated balance sheet. At March 31, 2004, future minimum lease payments under these arrangements approximated $89.9.

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

                                                    THREE MONTHS ENDED
                                             ----------------------------------
                                               March 31,          March 31,
                                                 2004                2003
                                             -------------- --- ---------------
          Beginning balance                     $11.9               $ 8.9
          Charges to costs and expenses           2.2                 1.9
          Costs incurred                         (2.1)               (1.2)
                                             --------------     ---------------
          Ending balance                        $12.0               $ 9.6
                                             ==============     ===============

                              BE AEROSPACE, INC.

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

RECENT ACCOUNTING PRONOUNCEMENTS

    In January 2003, the FASB issued Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities" and in December 2003, issued Interpretation No. 46 (revised December 2003) "Consolidation of Variable Interest Entities - An Interpretation of APB No. 51." In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 (R) clarifies the application of Accounting Research Bulletin ("APB") No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without subordinated financial support from other parties. The adoption of FIN No. 46 and FIN No. 46(R) did not have an impact on our financial statements.

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

    Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. We believe that our critical accounting policies are limited to those described below. For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

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

                              BE AEROSPACE, INC.

    Service revenues primarily consist of engineering activities and are recorded when services are performed.

    Historically, revenues and costs under certain long-term contracts are recognized using contract accounting under the percentage-of-completion method. The percentage-of-completion method requires the use of estimates of costs to complete long-term contracts. The estimation of these costs requires judgment on the part of management due to the duration of these contracts as well as the technical nature of the products involved. Adjustments to these estimated costs are made on a consistent basis. A provision for contract losses is recorded when such facts are determinable. Revenues recognized under contract accounting during the three months ended March 31, 2004 and 2003 were not material.

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

Inventories

    We value our inventories at the lower of cost to purchase or manufacture the inventory or the current estimated market value of the inventory. Cost is determined using the standard cost method for our manufacturing businesses and the weighted average cost method for our distribution businesses. The inventory balance, which includes the cost of raw material, purchased parts, labor and production overhead costs, is recorded net of a reserve for excess, obsolete or unmarketable inventories. We regularly review inventory quantities on hand and record a reserve for excess and obsolete inventories based primarily on historical usage and on our estimated forecast of product demand and production requirements. As demonstrated since the events of September 11, 2001, demand for our products can fluctuate significantly. Our estimates of future product demand may prove to be inaccurate, in which case we may have understated or overstated the provision required for excess and obsolete inventories. In the future, if our inventories are determined to be overvalued, we would be required to recognize such costs in our cost of goods sold at the time of such determination. Likewise, if our inventories are determined to be undervalued, we may have over-reported our costs of goods sold in previous periods and would be required to recognize such additional operating income at the time of sale.

Long-Lived Assets (including Tangible and Intangible Assets and Goodwill)

    To conduct our global business operations and execute our strategy, we acquire tangible and intangible assets, which affect the amount of future period amortization expense and possible impairment expense that we may incur. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect our consolidated financial statements. We assess potential impairment to goodwill of a reporting unit and other intangible assets on an annual basis or when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Our judgment regarding the existence of impairment indicators and future cash flows related to intangible assets are based on operational performance of our acquired businesses, expected changes in the global economy, aerospace industry projections, discount rates and other factors. Future events could cause us to conclude that impairment indicators exist and that goodwill or other acquired tangible or intangible assets associated with our acquired businesses is impaired. Any resulting impairment loss could have an adverse impact on our results of operations.

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

    Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a full valuation allowance of $136.3 as of March 31, 2004, due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain net operating income losses carried forward, before they expire. The valuation allowance is based on our estimates of taxable income by jurisdictions in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we revise these estimates in future periods we may need to adjust the valuation allowance which could materially impact our financial position and results of operations.

DEPENDENCE UPON CONDITIONS IN THE AIRLINE INDUSTRY

    The September 11, 2001 terrorist attacks severely impacted conditions in the airline industry. According to industry sources, since such attacks most major U.S. and a number of international carriers have substantially reduced their flight schedules, parked or retired portions of their fleets, reduced their workforce and implemented other cost reduction initiatives. The airlines have further responded by decreasing domestic airfares. As a result of the decline in both traffic and airfares following the September 11, 2001 terrorist attacks, and their aftermath, as well as other factors, such as the weakened economy and increases in fuel costs, the world airline industry lost a total of $30 billion in calendar 2001 - 2003, including $6.5 billion in 2003. The airline industry crisis also caused 17 airlines worldwide to declare bankruptcy or cease operations in the past two years. The onset of war in Iraq and the Severe Acute Respiratory Syndrome (SARS) virus outbreak during the first quarter of 2003 further adversely affected the world airline industry. More recent trends indicate that the industry appears to be making a significant recovery.

    The business jet industry has also been experiencing a severe downturn, driven by weak demand. During 2003, three business jet manufacturers reduced or temporarily halted production of a number of aircraft types. Deliveries of new business jets were down 32% during 2003 as compared to 2002, and are expected to remain depressed for the foreseeable future, according to industry forecasts.

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

       Foreign currency - We have direct operations in Europe that receive revenues from customers primarily in U.S. dollars and purchase raw materials and components parts from foreign vendors primarily in British pounds or euros. Accordingly, we are exposed to transaction gains and losses that could result from fluctuations in foreign currency exchange rates relative to the U.S. dollar. The largest foreign currency exposure results from activity in British pounds and euros.

       From time to time, we and our foreign subsidiaries may enter into foreign currency exchange contracts to manage risk on transactions conducted in foreign currencies. At March 31, 2004, we had no outstanding forward currency exchange contracts. We did not enter into any other derivative financial instruments.

       Interest rates - At March 31, 2004, we had no adjustable rate debt and fixed rate debt of $882.3. The weighted average interest rate for the fixed rate debt was approximately 8.7% at March 31, 2004. If interest rates were to increase by 10% above current rates, there would be no impact on our financial statements due to the absence of variable rate debt. We do not engage in transactions to hedge our exposure to changes in interest rates.

          As of March 31, 2004, we maintained a portfolio of securities consisting mainly of taxable, interest-bearing deposits with weighted average maturities of less than three months. If short-term interest rates were to increase or decrease by 10%, we estimate interest income would increase or decrease by approximately $0.1.

ITEM 4.  CONTROLS AND PROCEDURES

          Our principal executive officer and our principal financial officer, after evaluating, together with management, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2004, the end of the period covered by this report, have concluded that, as of such date, our disclosure controls and procedures were adequate and effective to ensure that material information relating to our company and our consolidated subsidiaries would be made known to them by others within those entities. There were no changes in our company's internal control over financial reporting that occurred during the first quarter of 2004 that have materially affected, or are reasonably likely to materially affect, our company's internal control over financial reporting.


                  [Remainder of page intentionally left blank]

                               BE AEROSPACE, INC.


PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                       Not applicable.

Item 2. Changes in Securities, Use of Proceeds and Issuer
        Purchases of Equity Securities                          Not Applicable.

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

                    31.2   Certification of Chief Financial Officer*

            Exhibit 32     Section 1350 Certifications

                    32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350*

                    32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350*

        b.  Reports

            On February 19, 2004, we furnished under Item 12 a Current Report on Form 8-K with respect to earnings information for the full year and fourth quarter ended December 31, 2003.


---------------
*Filed herewith.

                               BE AEROSPACE, INC.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               BE AEROSPACE, INC.






Date:  May 7, 2004             By: /s/ Robert J. Khoury
                                   --------------------
                                   Robert J. Khoury
                                   President and
                                   Chief Executive Officer





Date:  May 7, 2004             By: /s/ Thomas P. McCaffrey
                                   -----------------------
                                   Thomas P. McCaffrey
                                   Corporate Senior Vice President of
                                   Administration and Chief Financial Officer