Form 10-Q
period 2004-06-30
BE AEROSPACE INC
filed 2004-08-05
CIK 861361

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q



                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



                  For The Quarterly Period Ended June 30, 2004



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

    The registrant has one class of common stock, $0.01 par value, of which 37,415,468 shares were outstanding as of August 2, 2004.

                               BE AEROSPACE, INC.

                  Form 10-Q for the Quarter Ended June 30, 2004

                                Table of Contents


                                                                           Page

Part I  Financial Information

Item 1. Condensed Consolidated Financial Statements (Unaudited)

        a)  Condensed Consolidated Balance Sheets
            as of June 30, 2004 and December 31, 2003.........................3

        b) Condensed Consolidated Statements of Operations for the Three and Six Month Periods ended June 30, 2004 and June 30, 2003..4

        c) Condensed Consolidated Statements of Cash Flows for the
           Six Month Periods ended June 30, 2004 and June 30, 2003............5

        d)  Notes to Condensed Consolidated Financial Statements..............6

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations............................................12

Item 3. Quantitative and Qualitative Disclosures About Market Risk...........23

Item 4. Controls and Procedures..............................................23

Part II Other Information

Item 1. Legal Proceedings....................................................24

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of
        Equity Securities....................................................24

Item 3. Defaults Upon Senior Securities......................................24

Item 4. Submission of Matters to a Vote of Security Holders..................24

Item 5. Other Information....................................................24

Item 6. Exhibits and Reports on Form 8-K.....................................24

        Signatures...........................................................25

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                               BE AEROSPACE, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                    (Dollars in millions, except share data)

                                                                                    June 30, 2004               December 31, 2003
                                                                                    -------------               -----------------

ASSETS

Current assets:
    Cash and cash equivalents (Note 3)                                                  $  132.5                      $  147.6
    Accounts receivable - trade, less allowance for doubtful
        accounts of $2.8 (June 30, 2004)
        and $2.2 (December 31, 2003)                                                        91.1                          80.3
    Inventories, net                                                                       179.9                         168.7
    Other current assets                                                                    14.9                          10.6
                                                                                        --------                      --------
        Total current assets                                                               418.4                         407.2

Property and equipment, net                                                                101.7                         103.8
Goodwill                                                                                   364.1                         352.7
Identifiable intangible assets, net                                                        154.8                         158.5
Other assets, net                                                                           29.3                          30.3
                                                                                        --------                      --------
                                                                                        $1,068.3                      $1,052.5
                                                                                        ========                      ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued liabilities                                            $  154.6                      $  131.0
    Current maturities of long-term debt                                                     1.5                           1.9
                                                                                        --------                      --------
        Total current liabilities                                                          156.1                         132.9

Long-term debt, net of current maturities                                                  879.5                         880.1
Other non-current liabilities                                                                8.0                           7.6

Commitments, contingencies and off-balance sheet arrangements (Note 4)

Stockholders' equity:
    Preferred stock, $0.01 par value; 1.0 million shares
        authorized; no shares outstanding                                                     --                            --
    Common stock, $0.01 par value; 100 million shares
        authorized; 37.3 million (June 30, 2004) and
        36.7 million (December 31, 2003) shares issued
        and outstanding                                                                      0.4                           0.4
    Additional paid-in capital                                                             416.9                         413.8
    Accumulated deficit                                                                   (393.0)                       (383.0)
    Accumulated other comprehensive income                                                   0.4                           0.7
                                                                                        --------                      --------
        Total stockholders' equity                                                          24.7                          31.9
                                                                                        --------                      --------
                                                                                        $1,068.3                      $1,052.5
                                                                                        ========                      ========


See accompanying notes to condensed consolidated financial statements.

                               BE AEROSPACE, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                  (Dollars in millions, except per share data)


                                                              THREE MONTHS ENDED                SIX MONTHS ENDED
                                                         ------------------------------   -----------------------------
                                                            June 30,       June 30,         June 30,       June 30,
                                                              2004           2003             2004           2003
                                                         --------------- --------------   -------------- --------------

Net sales                                                    $185.3         $151.8           $360.4         $306.5

Cost of sales                                                 123.5          112.0            245.0          220.3
                                                             ------         ------           ------         ------

Gross profit                                                   61.8           39.8            115.4           86.2

Operating expenses:

  Selling, general and administrative                          29.9           26.1             58.6           54.6
  Research, development and engineering                        14.0            9.9             26.2           20.8
                                                             ------         ------           ------         ------
  Total operating expenses                                     43.9           36.0             84.8           75.4
                                                             ------         ------           ------         ------

Operating earnings                                             17.9            3.8             30.6           10.8

Interest expense, net                                          19.9           17.2             39.7           34.0
                                                             ------         ------           ------         ------

Loss before income taxes                                       (2.0)         (13.4)            (9.1)         (23.2)

Income taxes                                                    0.4            0.7              0.9            1.7
                                                             ------         ------           ------         ------

Net loss                                                     $ (2.4)        $(14.1)          $(10.0)        $(24.9)
                                                             ======         ======           ======         ======

Loss per common share:

  Basic and diluted                                          $(0.06)        $(0.39)          $(0.27)        $(0.70)
                                                             ======         ======           ======         ======

See accompanying notes to condensed consolidated financial statements.

                               BE AEROSPACE, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                              (Dollars in millions)


                                                                                          SIX MONTHS ENDED
                                                                            ------------------------------------------
                                                                                 June 30,                June 30,
                                                                                   2004                    2003
                                                                            --------------------   -------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                      $(10.0)                $(24.9)
    Adjustments to reconcile net loss to net cash flows
         provided by (used in) operating activities:
         Depreciation and amortization                                              13.8                   14.4
         Non-cash employee benefit plan contributions                                1.1                    1.2
         Loss on disposal of property and equipment                                   --                    1.4
    Changes in operating assets and liabilities, net of effects of acquisitions:
         Accounts receivable                                                        (7.6)                   3.2
         Inventories                                                                (9.3)                  (2.3)
         Other current assets and other assets                                      (2.7)                   8.5
         Payables, accruals and other liabilities                                   17.9                  (15.8)
                                                                                  ------                 ------
Net cash flows provided by (used in) operating activities                            3.2                  (14.3)
                                                                                  ------                 ------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                            (7.1)                  (7.3)
    Proceeds from sale of property and equipment                                     0.2                    2.3
    Acquisitions, net of cash acquired                                             (12.5)                    --
    Other, net                                                                       0.1                   (3.9)
                                                                                  ------                 ------
Net cash flows used in investing activities                                        (19.3)                  (8.9)
                                                                                  ------                 ------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net payments under bank credit facilities                                         --                  (65.0)
    Proceeds from issuances of common stock, net of expenses                         2.0                    0.5
    Repayment of long-term debt                                                     (0.9)                  (0.6)
                                                                                  ------                 ------
Net cash flows provided by (used in) financing activities                            1.1                  (65.1)
                                                                                  ------                 ------

Effect of exchange rate changes on cash and cash equivalents                        (0.1)                   1.3
                                                                                  ------                 ------

Net decrease in cash and cash equivalents                                          (15.1)                 (87.0)

Cash and cash equivalents, beginning of period                                     147.6                  156.9
                                                                                  ------                 ------

Cash and cash equivalents, end of period                                          $132.5                 $ 69.9
                                                                                  ======                 ======

Supplemental disclosures of cash flow information: Cash paid during period for:
    Interest, net                                                                 $ 38.2                 $ 33.2
    Income taxes, net                                                             $   --                 $  0.5



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

       Accounting for Stock-Based Compensation - The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for its stock option and stock purchase plans. Accordingly, no compensation cost has been recognized for its stock option and stock purchase plans. Had compensation cost for the Company's stock option and stock purchase plans been determined consistent with Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," the Company's net loss and net loss per share for the three and six months ended June 30, 2004 and 2003, respectively, would have been the pro forma amounts indicated in the following table:


                                                              THREE MONTHS ENDED                SIX MONTHS ENDED
                                                         ------------------------------   -----------------------------
                                                            June 30,       June 30,         June 30,       June 30,
                                                              2004           2003             2004           2003
                                                         --------------- --------------   -------------- --------------

Net loss as reported                                         $ (2.4)        $(14.1)         $(10.0)        $(24.9)
    Expense per SFAS No. 123,
       fair value method, net of
       related tax effects                                      1.2            0.9             3.6            2.1
                                                             ------         ------          ------         ------
Pro forma                                                    $ (3.6)        $(15.0)         $(13.6)        $(27.0)
                                                             ------         ------          ------         ------
Basic and diluted net loss per share:
    As reported                                              $(0.06)        $(0.39)         $(0.27)        $(0.70)
                                                             ======         ======          ======         ======
    Pro forma                                                $(0.10)        $(0.42)         $(0.37)        $(0.76)
                                                             ======         ======          ======         ======


Note 2.    Goodwill and Intangible Assets

       In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets", the Company has completed the fair value analysis for goodwill and other intangible assets as of December 31, 2003, and concluded that no impairment existed. As of June 30, 2004, the Company believed that no indicators of impairment existed. Aggregate amortization expense on identifiable intangible assets was approximately $2.3 and $2.2 for the three months ended June 30, 2004 and 2003, and $4.6 and $4.5 for the six months ended June 30, 2004 and 2003. Amortization expense is expected to be approximately $9.0 in each of the next five fiscal years.

                               BE AEROSPACE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        (Unaudited - Dollars In Millions)

       Changes to the original cost basis of goodwill during the six months ended June 30, 2004 were primarily due to insignificant acquisitions and immaterial foreign currency fluctuations.


                                                             Commercial            Business
                                                              Aircraft                Jet               Distribution          Total
                                                         -------------------- -------------------- -------------------- -----------

            Balance as of December 31, 2003                    $158.5               $88.1               $106.1              $352.7
            Goodwill acquired                                     9.7                  --                  1.9                11.6
            Effect of foreign currency translation               (0.2)                 --                   --                (0.2)
                                                               ------               -----               ------              ------
            Balance as of June 30, 2004                        $168.0               $88.1               $108.0              $364.1
                                                               ======               =====               ======              ======

       The following sets forth the intangible assets by major asset class, all of which were acquired during acquisition transactions:


                                                             June 30, 2004                             December 31, 2003
                                                 ---------------------------------------    --------------------------------------
                                                                                Net                                         Net
                               Useful Life       Original    Accumulated       Book           Original     Accumulated     Book
                                 (Years)           Cost      Amortization      Value            Cost      Amortization     Value
                              -------------     ---------- --------------- ------------     ------------ -------------- ----------

Acquired technologies             4-30            $ 93.8        $19.0        $ 74.8           $ 93.8          $17.5      $ 76.3
Trademarks and patents            7-30              26.6         11.1          15.5             26.6           10.5        16.1
Trademarks (nonamortizing)          --              20.6          --           20.6             20.6            --         20.6
Technical qualifications,
  plans and drawings              3-30              31.1         14.9          16.2             31.0           14.3        16.7
Replacement parts annuity
  and product approvals           3-30              41.2         22.2          19.0             41.0           21.2        19.8
Covenants not to compete and
  Other identified intangibles    3-10              20.8         12.1           8.7             20.3           11.3         9.0
                                                  ------        -----        ------           ------          -----      ------
                                                  $234.1        $79.3        $154.8           $233.3          $74.8      $158.5
                                                  ======        =====        ======           ======          =====      ======

Note 3.    Long-Term Debt

       The Company amended its $50.0 credit facility with JPMorgan Chase Bank (the "Amended Bank Credit Facility") in February 2004. The amendment had the effect of eliminating maintenance financial covenants consisting of an interest coverage ratio, a leverage ratio and a minimum net worth test. Under the Amended Bank Credit Facility there are no maintenance financial covenants as long as cash and cash equivalents are above $25.0 and there are no borrowings outstanding under this facility. If borrowings under the Amended Bank Credit Facility are outstanding and if cash is less than $70, the interest coverage ratio (as defined) must be at least 1.15:1 for the trailing 12 month period. The Amended Bank Credit Facility expires in February 2007, is collateralized by substantially all of the Company's assets and contains customary affirmative covenants, negative covenants and conditions of borrowings, all of which were met as of June 30, 2004.

       At June 30, 2004, indebtedness under the Amended Bank Credit Facility consisted of letters of credit aggregating approximately $11.6. Under the terms of the Amended Bank Credit Facility, the Company is required to have on deposit in a collateral account an amount equal to 102% of the face amount of the letters of credit outstanding, or $11.8 of restricted cash as of June 30, 2004. The Amended Bank Credit Facility bears interest ranging from 250 to 400 basis points over the Eurodollar rate (approximately 5.3% as of June 30, 2004). The amount available under the Amended Bank Credit Facility was $38.4 as of June 30, 2004.

                               BE AEROSPACE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        (Unaudited - Dollars In Millions)

       Long-term debt consists principally of our 8 1/2% senior notes, 8 7/8% senior subordinated notes, 9 1/2% senior subordinated notes and 8% senior subordinated notes. The $250 of 8% notes mature on March 1, 2008, the $200 of 9 1/2% notes mature on November 1, 2008, the $175 of 8 1/2% senior notes mature on October 1, 2010 and the $250 of 8 7/8% notes mature on May 1, 2011. The senior subordinated notes are unsecured senior subordinated obligations and are subordinated to all of our senior indebtedness. The senior notes are senior to all of our subordinated indebtedness, but subordinate to borrowings under our bank credit facility. Each of the 8%, 8 1/2%, 8 7/8% and 9 1/2% notes contains restrictive covenants, including limitations on future indebtedness, restricted payments, transactions with affiliates, liens, dividends, mergers and transfers of assets, all of which were met as of June 30, 2004. A breach of these covenants, or the covenants under our current or any future bank credit facility, that continues beyond any grace period can constitute a default, which can limit the ability to borrow and can give rise to a right of the lenders to terminate the applicable facility and/or require immediate repayment of any outstanding debt.

Note 4.    Commitments, Contingencies and Off-Balance Sheet Arrangements

       Lease Commitments -- The Company finances its use of certain facilities and equipment under committed lease arrangements provided by various institutions. Since the terms of these arrangements meet the accounting definition of operating lease arrangements, the aggregate sum of future minimum lease payments is not reflected on the consolidated balance sheet. At June 30, 2004, future minimum lease payments under these arrangements, the majority of which related to long-term real estate leases, approximated $86.9.

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


                                                  SIX MONTHS ENDED
                                        -------------------------------------
                                           June 30,             June 30,
                                             2004                 2003
                                        ----------------    -----------------

Beginning balance                           $11.9                $8.9
Acquisitions                                  1.0                 --
Charges to costs and expenses                 4.3                 3.2
Costs incurred                               (4.3)               (2.6)
                                            -----                ----
Ending balance                              $12.9                $9.5
                                            =====                ====

                               BE AEROSPACE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        (Unaudited - Dollars In Millions)

Note 5.    Segment Reporting

       The Company is organized based on the products and services it offers. Under this organizational structure, the Company has three reportable segments: Commercial Aircraft, Business Jet and Distribution. The Company's Commercial Aircraft segment consists of eight principal operating units while the Business Jet and Distribution segments consist of two and one principal operating unit(s), respectively. Such operating units have been aggregated for segment reporting purposes due to their similar nature. The Company evaluates segment performance based on segment operating earnings or loss.

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

        The following table presents net sales and other financial information by business segment:

                                                      THREE MONTHS ENDED                SIX MONTHS ENDED
                                                 ------------------------------   ------------------------------
                                                   June 30,         June 30,        June 30,        June 30,
                                                     2004             2003            2004            2003
                                                 -------------    -------------   -------------   --------------

Net sales
   Commercial Aircraft                               $128.4          $107.9          $254.6          $218.5
   Distribution                                        37.1            25.8            70.9            51.5
   Business Jet                                        19.8            18.1            34.9            36.5
                                                     ------          ------          ------          ------
                                                     $185.3          $151.8          $360.4          $306.5
                                                     ======          ======          ======          ======

Operating earnings (loss)
   Commercial Aircraft                               $ 10.5          $ (6.6)         $ 18.9          $ (5.6)
   Distribution                                         7.0             4.4            13.3             8.7
   Business Jet                                         0.4            (0.3)           (1.6)            1.4
   Divestiture settlement- net of charges                --             6.3              --             6.3
                                                     ------          ------          ------          ------

                                                     $ 17.9          $  3.8          $ 30.6          $ 10.8
                                                     ======          ======          ======          ======






                  [Remainder of page intentionally left blank]

                               BE AEROSPACE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
       (Unaudited - Dollars In Millions, Except Share and Per Share Data)


Note 6.    Net Loss Per Common Share

        Basic net loss per common share is computed using the weighted average common shares outstanding during the period. Diluted net loss per common share is computed by using the average share price during the period when calculating the dilutive effect of stock options. Shares outstanding for the periods presented were as follows:

                                                      THREE MONTHS ENDED                 SIX MONTHS ENDED
                                               ---------------------------------   ------------------------------
                                                   June 30,         June 30,         June 30,        June 30,
                                                     2004             2003             2004            2003
                                               ----------------- ---------------   -------------- ---------------

Net loss                                           $ (2.4)          $(14.1)          $(10.0)         $(24.9)
Basic and diluted weighted average
    common shares                                    37.0             35.8             37.0            35.6

Basic and diluted net loss per share               $(0.06)          $(0.39)          $(0.27)         $(0.70)
                                                   ======           ======           ======          ======

        The Company excluded potentially dilutive securities of 1.0 and 0.9 shares from the calculation of loss per share for the three and six months ended June 30, 2004 as the effect of including these securities would be anti-dilutive. There were no securities that qualified as dilutive for the three and six months ended June 30, 2003.

Note 7.    Comprehensive Loss

        Comprehensive loss is defined as all changes in a company's net assets except changes resulting from transactions with shareholders. It differs from net loss in that certain items currently recorded to equity would be a part of comprehensive loss. The following table sets forth the computation of comprehensive loss for the periods presented:

                                                       THREE MONTHS ENDED               SIX MONTHS ENDED
                                                  ------------------------------    --------------------------
                                                     June 30,        June 30,        June 30,      June 30,
                                                       2004            2003            2004          2003
                                                  ---------------- -------------    ------------ -------------

Net loss                                               $(2.4)        $(14.1)         $(10.0)       $(24.9)
Other comprehensive earnings (loss):
   Foreign exchange translation
       adjustment                                       (1.5)           3.8            (0.3)          5.1
                                                       -----         ------          ------        ------
Comprehensive loss                                     $(3.9)        $(10.3)         $(10.3)       $(19.8)
                                                       =====         ======          ======        ======

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

                               BE AEROSPACE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        (Unaudited - Dollars In Millions)


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




                  [Remainder of page intentionally left blank]

                               BE AEROSPACE, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           (Dollars In Millions)

       The following discussion and analysis addresses the results of our operations for the three months ended June 30, 2004, as compared to our results of operations for the three months ended June 30, 2003. The discussion and analysis then addresses our results of operations for the six months ended June 30, 2004, as compared to our results of operations for the six months ended June 30, 2003. The discussion and analysis also addresses our liquidity, financial condition and other matters.

       The September 11, 2001 terrorist attacks severely impacted conditions in the airline industry. According to industry sources, since such attacks most major U.S. and a number of international carriers have substantially reduced their flight schedules, parked or retired portions of their fleets, reduced their workforces and implemented other cost reduction initiatives. The airlines have further responded by decreasing domestic airfares. As a result of the decline in both traffic and airfares following the September 11, 2001 terrorist attacks, and their aftermath, as well as other factors, such as the weakened economy and increases in fuel costs, the world airline industry lost a total of $30 billion in calendar 2001 - 2003, including $6.5 billion in 2003. The airline industry crisis also caused 17 airlines worldwide to declare bankruptcy or cease operations in the past two years. The onset of war in Iraq and the Severe Acute Respiratory Syndrome (SARS) virus outbreak during the first quarter of 2003 further adversely affected the world airline industry. During 2004, the airlines have been faced with very high fuel prices, making their return to profitability more difficult. More recent trends indicate that while the non-U.S. industry appears to be making a recovery, the U.S. airlines are expected to lose about $3 billion in 2004.

       The business jet industry has also been experiencing a severe downturn, driven by weak demand. During 2003, three business jet manufacturers reduced or temporarily halted production of a number of aircraft types. Deliveries of new business jets were down 32% during 2003 as compared to 2002, and are expected to remain depressed for the foreseeable future, according to industry forecasts.

        As a result of the foregoing, the airlines have been seeking to conserve cash in part by deferring or eliminating cabin interior refurbishment programs and deferring or canceling aircraft purchases. This, together with the reduction of new business jet production, has caused a substantial contraction in our business, the extent and duration of which cannot be determined at this time. We expect these adverse industry conditions to have a material adverse impact on our results of operations and financial condition until such time as conditions in the commercial airline industry improve. Additional events similar to those above could delay any recovery in the industry. While management has completed what it believes is an aggressive cost reduction plan to counter these difficult conditions, it cannot guarantee that the plan will be successful.

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

                               BE AEROSPACE, INC.

    THREE MONTHS ENDED JUNE 30, 2004, AS COMPARED TO THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2003
    (Dollars In Millions, Except Per Share Data)

    Sales for each of our segments are set forth in the following table:


                                                        THREE MONTHS ENDED
                                         --------------------------------------------------
                                                June 30,                  June 30,
                                                  2004                      2003                Change
                                         ------------------------- ------------------------ ----------------

 Commercial Aircraft                             $128.4                    $107.9                19.0%
 Distribution                                      37.1                      25.8                43.8%
 Business Jet                                      19.8                      18.1                 9.4%
                                         ------------------------- ------------------------ ----------------
 Total Sales                                     $185.3                    $151.8                22.1%
                                         ========================= ======================== ================

       Net sales for the three months ended June 30, 2004 were $185.3, an increase of $33.5 or 22.1% as compared to the same period in the prior year.

       Bookings for the quarter of approximately $285 were a record for any quarter in our history and were about $70 or 33% greater than the same period in the prior year. Backlog at June 30, 2004 of approximately $615, was up 23% above the June 30, 2003 backlog of $500. During 2004, we were selected by Thai and Malaysia Airlines, Qantas Airways and Emirates Airline to design, manufacture and install luxurious first class cabin interiors for their wide-body aircraft. The combined initial value of these four awards, which aggregate over $225, exclusive of option aircraft, and for which initial product deliveries are scheduled to begin in the second half of 2005, were the principal reasons for the backlog growth.

       Sales during the quarter in the commercial aircraft segment were $128.4, an increase of $20.5 or 19.0% as compared to the same period in the prior year. The 19.0% year over year revenue growth was primarily driven by a 23.9% increase in the sale of seating products and a 41.5% increase in the sale of refrigeration products. The distribution segment reported record sales of $37.1, reflecting a 43.8% increase versus the same period in the prior year. This revenue growth was driven by a broad-based increase in demand for aftermarket aircraft fasteners and market share gains. In the business jet segment, sales were up $1.7 or 9.4% compared to the same period in the prior year. While conditions in the business jet industry appear to have stabilized, new business jet deliveries are still at very low levels. Our business jet segment will be the primary beneficiary of the aforementioned four recently awarded international super first class programs, for which initial product deliveries are scheduled to begin in 2005.

       Gross profit for the quarter of $61.8 or 33.4% of sales increased by $22.0 or 55.3%, as compared to gross profit of $39.8 or 26.2% of sales in the second quarter of 2003. Foreign exchange negatively impacted year over year financial comparisons by $2.1. We are subject to fluctuations in foreign exchange rates due to significant sales from our European facilities, substantially all of which are denominated in U.S. dollars, while the corresponding labor, overhead costs and certain material costs are denominated in British pounds or euros. Even after considering the negative effects of foreign exchange, our gross margin for the quarter improved to 33.4% compared to 26.2% for the same period last year, reflecting the significant cost savings from our cost reduction programs and an improved product mix.

       Selling, general and administrative expenses for the current quarter were $29.9 or 16.1% of net sales, as compared to $26.1 or 17.2% of net sales for the same period last year. During the second quarter of 2003, we received $9.0 in connection with the resolution of the final matters related to the 1999 sale of our in-flight entertainment business, which was presented as a reduction of selling, general and administrative expenses, offset by a $5.0 charge for the allowance for bad debts and impaired properties during the period. As a result, selling, general and administrative expenses increased by $3.8 compared to the same period last year.

       Research, development and engineering expenses for the current quarter were $14.0 or 7.6% of net sales, an increase of $4.1 as compared with $9.9 or 6.5% of sales last year. The increase in expenses compared to last year was attributable to activities associated with product development for the Airbus A380 aircraft, international super-first class programs, and other new products.

       We completed our consolidation program at the end of 2003. This effort, which was developed in response to the rapid change in industry conditions following the events of September 11, 2001, resulted in the reduction of approximately 1,500 positions with targeted cost savings of $45. Annual cost savings associated with this program are now estimated at approximately $60, about equally split between operating expenses and manufacturing costs.

    The following is a summary of our operating results by segment:

           Operating earnings for the current quarter at our commercial aircraft segment were $10.5 or 8.2% of sales, an increase of $17.1 and up from a loss of $6.6 in the prior year. Foreign exchange negatively impacted financial comparisons, on a year over year basis, by $2.1. The improved operating results at the commercial aircraft segment were primarily driven by a higher level of sales of seating products (23.9%) and refrigeration products (41.5%) and substantially lower costs resulting from our recently completed consolidation program.

           Operating earnings in our distribution segment were $7.0 or 18.9% of sales, an increase of $2.6 or 59.1% as compared to operating earnings of $4.4 or 17.1% of sales in the prior year. The increase in distribution segment operating earnings was due to higher sales volume as a result of market share gains and a broad-based increase in demand for aftermarket aircraft fasteners.

           Operating earnings at our business jet segment were $0.4, an improvement of $0.7 as compared to an operating loss of $0.3 in the prior year. The increase in operating earnings was driven by the increased sales volume, successful cost reduction initiatives and improved product mix.

           Despite the $2.1 impact of a weakened dollar on our financial results for the quarter, consolidated operating earnings were $17.9 or 9.7% of sales, an increase of $14.1 or 371% as compared to operating earnings of $3.8 in the prior year. The substantial increase in operating earnings was driven by the continuing turnaround at our commercial aircraft segment combined with a broad based increase in sales and earnings at our distribution segment and significant cost reductions resulting from our consolidation program, which was completed during 2003.

       Income taxes relate to taxes paid in foreign jurisdictions and has not varied materially on a quarterly basis.

       Our consolidated net loss for the quarter was $2.4 or $0.06 per share, reflecting the $2.1 negative impact of foreign exchange and a $2.7 increase in interest expense arising from the October 2003 sale of $175 of senior notes, as compared with a consolidated loss of $14.1 or $0.39 per share last year.





                  [Remainder of page intentionally left blank]

    SIX MONTHS ENDED JUNE 30, 2004, AS COMPARED TO THE RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2003
    (Dollars In Millions, Except Per Share Data)

    Sales for each of our segments are set forth in the following table:

                                                         SIX MONTHS ENDED
                                         --------------------------------------------------
                                                June 30,                  June 30,
                                                  2004                      2003                Change
                                         ------------------------- ------------------------ ----------------
 Commercial Aircraft                             $254.6                    $218.5                16.5%
 Distribution                                      70.9                      51.5                37.7%
 Business Jet                                      34.9                      36.5                (4.4%)
                                         ------------------------- ------------------------ ----------------
 Total Sales                                     $360.4                    $306.5                17.6%
                                         ========================= ======================== ================

       Net sales for the six months ended June 30, 2004 were $360.4, an increase of $53.9 or 17.6% as compared to the same period in the prior year.

       Sales during the six-month period at our commercial aircraft segment were $254.6, an increase of $36.1 or 16.5% as compared to the same period in the prior year. The 16.5% year over year revenue growth was primarily driven by a 23.2% increase in the sale of seating products and a 40.0% increase in the sale of refrigeration products. The distribution segment reported record sales of $70.9, or 37.7% greater than the same period in the prior year. The revenue growth at our distribution segment was driven by a broad-based increase in demand for aftermarket aircraft fasteners and market share gains. In the business jet segment, sales were down $1.6 or 4.4% compared to the same period in the prior year.

       Gross profit for the six-month period was $115.4 or 32.0% of sales and increased by $29.2 or 33.9%, as compared to gross profit of $86.2 or 28.1% of sales in the same period of 2003. Foreign exchange negatively impacted financial comparisons on a year over year basis by $4.4. We are subject to fluctuations in foreign exchange rates due to significant sales from our European facilities, substantially all of which are denominated in U.S. dollars, while the corresponding labor, overhead and certain material costs are denominated in British pounds or euros. Even after considering the negative effects of foreign exchange, our gross margin for the six-month period improved to 32.0% compared to 28.1% for the same period last year, reflecting the significant cost savings from our cost reduction programs and an improved product mix.

       Selling, general and administrative expenses for the six-month period were $58.6 or 16.3% of net sales, as compared to $54.6 or 17.8% of net sales last year. During the second quarter of 2003, we received $9.0 in connection with the resolution of the final matters related to the 1999 sale of our in-flight entertainment business, which was presented as a reduction of selling, general and administrative expenses, offset by a $5.0 charge for the allowance for bad debts and impaired properties during the period. As a result, selling, general and administrative expenses for the six months ended June 30, 2004 increased by $4.0 compared to the same period last year.

       Research, development and engineering expenses for the six-month period were $26.2 or 7.3% of net sales, an increase of $5.4 as compared with $20.8 or 6.8% of sales for the same period last year. The increase in expenses compared to the same period last year was primarily attributable to activities associated with product development for the Airbus A380 aircraft and international super-first class programs.

       We completed our consolidation program at the end of 2003. This effort, which was developed in response to the rapid change in industry conditions following the events of September 11, 2001, resulted in the reduction of approximately 1,500 positions with targeted cost savings of $45. Annual cost savings associated with this program are now estimated at approximately $60, about equally split between operating expenses and manufacturing costs.

    The following is a summary of our operating results by segment:

           Operating earnings for the six-month period at our commercial aircraft segment were $18.9 or 7.4% of sales, an increase of $24.5 over the prior year's operating loss of $5.6. Foreign exchange negatively impacted financial comparisons, on a year over year basis, by $4.4. The increase in commercial aircraft segment operating earnings was driven by ongoing manufacturing efficiencies, the higher level of sales and improved product mix.

           Operating earnings at our distribution segment were $13.3 or 18.8% of sales, an increase of $4.6 or 52.9% as compared to operating earnings of $8.7 or 16.9% of sales in the prior year. The increase in distribution segment operating earnings was due to market share gains and a broad-based increase in demand for aftermarket aircraft fasteners.

           The operating loss of $1.6 at our business jet segment compares with operating earnings of $1.4 in the prior year. The decrease in business jet operating earnings reflects the lower level of revenues and the resulting poor absorption of overhead costs during the first quarter of 2004. Our business jet segment operated at particularly low levels of capacity utilization during the first quarter of 2004 as new business jet production remained at low levels. Our business jet segment should be the primary beneficiary of the aforementioned four recently awarded international super first class programs, for which initial product deliveries are scheduled to begin in 2005.

           Despite the $4.4 impact of a weakened dollar on our financial results for the six-month period, consolidated operating earnings were $30.6 or 8.5% of sales, an increase of $19.8 or 183.3% as compared to operating earnings of $10.8 in the prior year. The substantial increase in operating earnings was driven by the continuing turnaround at our commercial aircraft segment combined with a broad based increase in sales and earnings at our distribution segment and, importantly, significant cost reductions resulting from our consolidation program, which was completed during 2003.

       Income taxes relate to taxes paid in foreign jurisdictions and has not varied materially on a period over period basis.

       Our consolidated net loss for the six-month period was $10.0 or $0.27 per share, reflecting the $4.4 negative impact of foreign exchange and a $5.7 increase in interest expense arising from the October 2003 sale of $175 of senior notes, as compared with a consolidated loss of $24.9 or $0.70 per share last year.



                  [Remainder of page intentionally left blank]

                               BE AEROSPACE, INC.

LIQUIDITY AND CAPITAL RESOURCES

Current Financial Condition

    Our liquidity requirements consist of working capital needs, ongoing capital expenditures and payments of interest and principal on our indebtedness. Our primary requirements for working capital are directly related to the level of our operations; working capital primarily consists of cash and cash equivalents, accounts receivable, inventories, accounts payable and accrued expenses, which fluctuate with the sales of our products. Our working capital was $262.3 as of June 30, 2004, as compared to $274.3 as of December 31, 2003. We currently have no bank borrowings outstanding and no debt principal payments due until 2008. At June 30, 2004, bank credit available under our Amended Bank Credit Facility was $38.4, compared to $42.6 at December 31, 2003.

    At June 30, 2004, our cash and cash equivalents were $132.5, as compared to $147.6 at December 31, 2003. Included in cash and cash equivalents at June 30, 2004 was $11.8 of restricted cash supporting our letters of credit under the Amended Bank Credit Facility. There were no restrictions on cash as of December 31, 2003.

 Cash Flows

    The $15.1 net use of cash was due to a net loss of $10.0, two insignificant acquisitions to extend our product offerings ($12.5), capital expenditures of $7.1 and $1.7 of uses related to changes in our operating assets and liabilities, offset by non-cash charges of $14.9 primarily related to amortization and depreciation. Accounts payable and accrued liabilities increased by $17.9 during the six months associated with the $19.6 increase in accounts receivable, inventories, other current assets and other assets.

Capital Spending

    Our capital expenditures were $7.1 and $7.3 during the six months ended June 30, 2004 and June 30, 2003, respectively. The year over year decrease in capital expenditures is in line with our expectation for annual capital expenditures of approximately $15.0. We have no material commitments for capital expenditures. We have, in the past, generally funded our capital expenditures from cash from operations and funds available to us under our Amended Bank Credit Facility. We expect to fund future capital expenditures from cash on hand, from operations and from funds available to us under our Amended Bank Credit Facility. In addition, since 1989, we have completed
26 acquisitions for an aggregate purchase price of approximately $1 billion. Following these acquisitions, we rationalized the businesses, reducing headcount by nearly 4,500 employees and eliminating 22 facilities. We have financed these acquisitions primarily through issuances of debt and equity securities, including our outstanding 8% Notes due 2008, 8 7/8% Notes due 2011, 9 1/2% Notes due 2008 and the Amended Bank Credit Facility.

Outstanding Debt and Other Financing Arrangements

    During February 2004, we obtained an amendment to our credit facility with JPMorgan Chase Bank (the "Amended Bank Credit Facility") to provide us with additional financial flexibility. The amendment had the effect of eliminating maintenance financial covenants consisting of an interest coverage ratio, a leverage ratio and a minimum net worth test. Under the amended and restated credit facility there are no maintenance financial covenants as long as cash is above $25.0 and there are no borrowings outstanding under this facility. If borrowings under the bank credit facility are outstanding and if cash is less than $70.0, the interest coverage ratio (as defined) must be at least 1.15:1 for the trailing 12 month period. The Amended Bank Credit Facility expires in February 2007 and is collateralized by substantially all of our assets. At June 30, 2004, indebtedness under the bank credit facility consisted of letters of credit aggregating approximately $11.6. Under the terms of the Amended Bank Credit Facility, we are required to have on deposit in a collateral account an amount equal to 102% of the face amount of the letters of credit outstanding, or $11.8 as of June 30, 2004. Letters of credit of $2.0, $5.1 and $4.5 expire in 2004, 2005 and 2006, respectively. The amount available under the bank credit facility was $38.4 as of June 30, 2004. The bank credit facility contains customary affirmative covenants, negative covenants and conditions of borrowings, all of which were met as of June 30, 2004.

    Long-term debt consists principally of our 8 1/2% senior notes, 8 7/8% senior subordinated notes, 9 1/2% senior subordinated notes and 8% senior subordinated notes. The $250 of 8% notes mature on March 1, 2008, the $200 of 9 1/2% notes mature on November 1, 2008, the $175 of 8 1/2% senior notes mature on October 1, 2010 and the $250 of 8 7/8% notes mature on May 1, 2011. The senior subordinated notes are unsecured senior subordinated obligations and are subordinated to all of our senior indebtedness. The senior notes are senior to all of our subordinated indebtedness, but subordinate to borrowings under our bank credit facility. Each of the 8%, 8 1/2%, 8 7/8% and 9 1/2% notes contains restrictive covenants, including limitations on future indebtedness, restricted payments, transactions with affiliates, liens, dividends, mergers and transfers of assets, all of which we met as of June 30, 2004. A breach of these covenants, or the covenants under our current or any future bank credit facility, that continues beyond any grace period can constitute a default, which can limit the ability to borrow and can give rise to a right of the lenders to terminate the applicable facility and/or require immediate repayment of any outstanding debt.

Contractual Obligations

    During the six month period ended June 30, 2004, there were no material changes in the contractual obligations specified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

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

Off-Balance Sheet Arrangements

Lease Arrangements

    We finance our use of certain equipment under committed lease arrangements provided by various institutions. Since the terms of these arrangements meet the accounting definition of operating lease arrangements, the aggregate sum of future minimum lease payments is not reflected on our consolidated balance sheet. At June 30, 2004, future minimum lease payments under these arrangements approximated $86.9.

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

                                                     SIX MONTHS ENDED
                                             ----------------------------------
                                               June 30,            June 30,
                                                 2004                2003
                                             --------------     ---------------
Beginning balance                               $11.9               $ 8.9
Acquisitions                                      1.0                  --
Charges to costs and expenses                     4.3                 3.2
Costs incurred                                   (4.3)               (2.6)
                                                -----               -----
Ending balance                                  $12.9               $ 9.5
                                                =====               =====

Deferred Tax Assets

    We established a valuation allowance related to the utilization of our deferred tax assets because of uncertainties that preclude us from determining that it is more likely than not that we will be able to generate taxable income to realize such assets during the federal operating loss carryforward period, which begins to expire in 2012. Such uncertainties include recent cumulative losses, the highly cyclical nature of the industry in which we operate, risks associated with our facility consolidation plan, our high degree of financial leverage, risks associated with new product introductions, recent increases in the cost of fuel and its impact on our airline customers and risks associated with the integration of acquired businesses. We monitor these uncertainties, as well as other positive and negative factors that may arise in the future, as we assess the necessity for a valuation allowance for our deferred tax assets.

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

    Historically, revenues and costs under certain long-term contracts are recognized using contract accounting under the percentage-of-completion method. The percentage-of-completion method requires the use of estimates of costs to complete long-term contracts. The estimation of these costs requires judgment on the part of management due to the duration of these contracts as well as the technical nature of the products involved. Adjustments to these estimated costs are made on a consistent basis. A provision for contract losses is recorded when such facts are determinable. Revenues recognized under contract accounting during the three and six months ended June 30, 2004 and 2003 were not material.

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

    Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a full valuation allowance of $136.3 as of June 30, 2004, due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain net operating income losses carried forward, before they expire. The valuation allowance is based on our estimates of taxable income by jurisdictions in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we revise these estimates in future periods we may need to adjust the valuation allowance which could materially impact our financial position and results of operations.

DEPENDENCE UPON CONDITIONS IN THE AIRLINE INDUSTRY

    The September 11, 2001 terrorist attacks severely impacted conditions in the airline industry. According to industry sources, since such attacks most major U.S. and a number of international carriers have substantially reduced their flight schedules, parked or retired portions of their fleets, reduced their workforce and implemented other cost reduction initiatives. The airlines have further responded by decreasing domestic airfares. As a result of the decline in both traffic and airfares following the September 11, 2001 terrorist attacks, and their aftermath, as well as other factors, such as the weakened economy and increases in fuel costs, the world airline industry lost a total of $30 billion in calendar 2001 - 2003, including $6.5 billion in 2003. The airline industry crisis also caused 17 airlines worldwide to declare bankruptcy or cease operations in the past two years. The onset of war in Iraq and the Severe Acute Respiratory Syndrome (SARS) virus outbreak during the first quarter of 2003 further adversely affected the world airline industry. During 2004, the airlines have been faced with very high fuel prices, making their return to profitability more difficult. More recent trends indicate that while the non-U.S. industry appears to be making a recovery, the U.S. airlines are expected to lose about
$3 billion in 2004.

    The business jet industry has also been experiencing a severe downturn, driven by weak demand. During 2003, three business jet manufacturers reduced or temporarily halted production of a number of aircraft types. Deliveries of new business jets were down 32% during 2003 as compared to 2002, and are expected to remain depressed for the foreseeable future, according to industry forecasts.

    As a result of the foregoing, the airlines have been seeking to conserve cash in part by deferring or eliminating cabin interior refurbishment programs and deferring or canceling aircraft purchases. This, together with the reduction of new business jet production, has caused a substantial contraction in our business, the extent and duration of which cannot be determined at this time. We expect these adverse industry conditions to have a material adverse impact on our results of operations and financial condition until such time as conditions in the commercial airline industry improve. Additional events similar to those above could delay any recovery in the industry. While management has completed what it believes is an aggressive cost reduction plan to counter these difficult conditions, it cannot guarantee that the plans will be successful.

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

       From time to time, we and our foreign subsidiaries may enter into foreign currency exchange contracts to manage risk on transactions conducted in foreign currencies. At June 30, 2004, we had no outstanding forward currency exchange contracts. We did not enter into any other derivative financial instruments.

       Interest rates - At June 30, 2004, we had no adjustable rate debt and fixed rate debt of $881.0. The weighted average interest rate for the fixed rate debt was approximately 8.7% at June 30, 2004. If interest rates were to increase by 10% above current rates, there would be no impact on our financial statements due to the absence of variable rate debt. We do not engage in transactions to hedge our exposure to changes in interest rates.

          As of June 30, 2004, we maintained a portfolio of securities consisting mainly of taxable, interest-bearing deposits with weighted average maturities of less than three months. If short-term interest rates were to increase or decrease by 10%, we estimate interest income would increase or decrease by approximately $0.1.

ITEM 4.  CONTROLS AND PROCEDURES

          Our chief executive officer and chief financial officer have concluded that, as of June 30, 2004, the end of the period covered by this report, our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) or 15d-15(e)) were effective, based on the evaluation of these controls and procedures required by Exchange Act Rules 13a-15(b) or 15d-15(b). There were no changes in our company's internal control over financial reporting that occurred during the second quarter of 2004 that have materially affected, or are reasonably likely to materially affect, our company's internal control over financial reporting.





                  [Remainder of page intentionally left blank]

                               BE AEROSPACE, INC.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                       Not applicable.

Item 2. Changes in Securities, Use of Proceeds and Issuer       Not applicable.
        Purchases of Equity Services

Item 3. Defaults Upon Senior Securities                         Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

        Annual meeting took place on June 24, 2004
     1. Class I Directors elected - Jim C. Cowart, and Brian H. Rowe. Directors whose term of office continued after meeting (Class II and III) - Robert J. Khoury, David C. Hurley, Jonathan M. Schofield, Richard G. Hamermesh, Amin J. Khoury, Wesley W. Marple, Jr.
     2. Amended the 1994 Employee Stock Purchase Plan

The number of shares voted for, against and abstained/withheld were as follows:

                                                                                                Abstain/
                                                                     For          Against       Withheld       Unvoted
                                                                 --------------- ------------- -------------- ------------
     1. Election of Class I Directors
        Jim C. Cowart                                            31,649,863                      732,648           --
        Brian H. Rowe                                            28,400,370                    3,982,141           --
     2. Proposal to amend the 1994 Employee Stock Purchase       20,888,629     1,880,381        100,598           --
        Plan

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

        31.2   Certification of Chief Financial Officer*

        Exhibit 32  Section 1350 Certifications

        32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350*

        32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350*

        b. Reports

        On April 21, 2004, we furnished under Item 12 a Current Report on Form 8-K with respect to earnings information for the fiscal quarter ended March 31, 2004.



---------------
*Filed herewith.

                               BE AEROSPACE, INC.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  BE AEROSPACE, INC.






Date:  August 5, 2004            By: /s/ Robert J. Khoury
                                     ---------------------
                                     Robert J. Khoury
                                     President and
                                     Chief Executive Officer





Date:  August 5, 2004            By: /s/ Thomas P. McCaffrey
                                     -----------------------
                                     Thomas P. McCaffrey
                                     Corporate Senior Vice President of
                                     Administration and Chief Financial Officer