Form 10-Q
period 2004-09-30
BE AEROSPACE INC
filed 2004-11-05
CIK 861361

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q



                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



                For The Quarterly Period Ended September 30, 2004



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

    The registrant has one class of common stock, $0.01 par value, of which 56,223,422 shares were outstanding as of November 3, 2004.

                               BE AEROSPACE, INC.

               Form 10-Q for the Quarter Ended September 30, 2004

                                Table of Contents


                                                                           Page

    Part I  Financial Information

    Item 1. Condensed Consolidated Financial Statements (Unaudited)

             a) Condensed Consolidated Balance Sheets
                as of September 30, 2004 and December 31, 2003................3

             b) Condensed Consolidated Statements of Operations for the
                Three and Nine Month Periods ended September 30, 2004
                and September 30, 2003........................................4

             c) Condensed Consolidated Statements of Cash Flows for the
                Nine Month Periods ended September 30, 2004
                and September 30, 2003........................................5

             d) Notes to Condensed Consolidated Financial Statements..........6

    Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations........................................12

    Item 3. Quantitative and Qualitative Disclosures About Market Risk.......24

    Item 4. Controls and Procedures..........................................24

    Part II Other Information

    Item 1. Legal Proceedings................................................25

    Item 2. Unregistered Sales of Equity Securities and Use of Proceeds......25

    Item 3. Defaults Upon Senior Securities..................................25

    Item 4. Submission of Matters to a Vote of Security Holders..............25

    Item 5. Other Information................................................25

    Item 6. Exhibits.........................................................25

            Signatures.......................................................26

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                               BE AEROSPACE, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                    (Dollars in millions, except share data)


                                                                                 September 30, 2004             December 31, 2003
                                                                                 ------------------             -----------------

ASSETS

Current assets:
    Cash and cash equivalents                                                           $  126.2                      $  147.6
    Accounts receivable - trade, less allowance for doubtful
        accounts of $3.1 (September 30, 2004)
        and $2.2 (December 31, 2003)                                                        93.8                          80.3
    Inventories, net                                                                       190.7                         168.7
    Other current assets                                                                    15.0                          10.6
                                                                                        --------                      --------
        Total current assets                                                               425.7                         407.2

Property and equipment, net                                                                100.1                         103.8
Goodwill                                                                                   367.2                         352.7
Identifiable intangible assets, net                                                        152.5                         158.5
Other assets, net                                                                           27.6                          30.3
                                                                                        --------                      --------
                                                                                        $1,073.1                      $1,052.5
                                                                                        ========                      ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued liabilities                                            $  159.8                      $  131.0
    Current maturities of long-term debt (Note 9)                                           45.3                           1.9
                                                                                        --------                      --------
        Total current liabilities                                                          205.1                         132.9

Long-term debt, net of current maturities (Note 9)                                         835.0                         880.1
Other non-current liabilities                                                                9.0                           7.6

Commitments, contingencies and off-balance sheet arrangements (Note 4)

Stockholders' equity:  (Note 9)
    Preferred stock, $0.01 par value; 1.0 million shares
        authorized; no shares outstanding                                                   --                              --
    Common stock, $0.01 par value; 100.0 million shares
        authorized; 37.8 million (September 30, 2004) and
        36.7 million (December 31, 2003) shares issued
        and outstanding                                                                      0.4                           0.4
    Additional paid-in capital                                                             418.5                         413.8
    Accumulated deficit                                                                   (395.7)                       (383.0)
    Accumulated other comprehensive income                                                   0.8                           0.7
                                                                                        --------                      --------
        Total stockholders' equity                                                          24.0                          31.9
                                                                                        --------                      --------
                                                                                        $1,073.1                      $1,052.5
                                                                                        ========                      ========

See accompanying notes to condensed consolidated financial statements.

                               BE AEROSPACE, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                  (Dollars in millions, except per share data)



                                                             THREE MONTHS ENDED                        NINE MONTHS ENDED
                                                    --------------------------------------   --------------------------------------
                                                      September 30,      September 30,         September 30,       September 30,
                                                          2004               2003                  2004               2003
                                                    ------------------ -------------------   ------------------- ------------------

Net sales                                                $183.5             $154.5                $543.9             $461.0

Cost of sales                                             123.4              109.4                 368.4              329.7
                                                         ------             ------                ------             ------

Gross profit                                               60.1               45.1                 175.5              131.3

Operating expenses:

  Selling, general and administrative                      29.8               25.1                  88.4               79.7
  Research, development and engineering                    12.8               11.7                  39.0               32.5
                                                         ------             ------                ------             ------
  Total operating expenses                                 42.6               36.8                 127.4              112.2
                                                         ------             ------                ------             ------

Operating earnings                                         17.5                8.3                  48.1               19.1

Interest expense, net                                      19.7               16.9                  59.4               50.9
                                                         ------             ------                ------             ------

Loss before income taxes                                   (2.2)              (8.6)                (11.3)             (31.8)

Income taxes                                                0.5                0.5                   1.4                2.2
                                                         ------             ------                ------             ------

Net loss                                                 $ (2.7)            $ (9.1)               $(12.7)            $(34.0)
                                                         ======             ======                ======             ======

Loss per common share:

  Basic and diluted                                      $(0.07)            $(0.25)               $(0.34)            $(0.95)
                                                         ======             ======                ======             ======



See accompanying notes to condensed consolidated financial statements.

                               BE AEROSPACE, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                              (Dollars in millions)



                                                                                         NINE MONTHS ENDED
                                                                            ---------------------------------------------
                                                                               September 30,           September 30,
                                                                                   2004                    2003
                                                                            --------------------   ----------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                      $(12.7)                $(34.0)
    Adjustments to reconcile net loss to net cash flows
         used in operating activities:
         Depreciation and amortization                                              21.0                   21.4
         Non-cash employee benefit plan contributions                                1.7                    1.7
         Loss on disposal of property and equipment                                   --                    1.4
    Changes in operating assets and liabilities,
         net of effects of acquisitions:
         Accounts receivable                                                       (10.3)                  (6.7)
         Inventories                                                               (20.2)                  (0.3)
         Other current assets and other assets                                      (0.6)                  11.0
         Payables, accruals and other liabilities                                   20.2                  (15.7)
                                                                                  ------                 ------
Net cash flows used in operating activities                                         (0.9)                 (21.2)
                                                                                  ------                 ------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                           (10.7)                  (8.8)
    Proceeds from sale of property and equipment                                     0.5                    2.3
    Acquisitions, net of cash acquired                                             (12.5)                  (2.7)
    Other, net                                                                       0.8                   (3.3)
                                                                                  ------                 ------
Net cash flows used in investing activities                                        (21.9)                 (12.5)
                                                                                  ------                 ------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net payments under bank credit facilities                                         --                  (65.0)
    Proceeds from issuances of common stock, net of expenses                         3.1                    1.4
    Repayment of long-term debt                                                     (1.7)                  (0.6)
                                                                                  ------                 ------
Net cash flows provided by (used in) financing activities                            1.4                  (64.2)
                                                                                  ------                 ------

Effect of exchange rate changes on cash and cash equivalents                          --                    1.4
                                                                                  ------                 ------

Net decrease in cash and cash equivalents                                          (21.4)                 (96.5)

Cash and cash equivalents, beginning of period                                     147.6                  156.9
                                                                                  ------                 ------

Cash and cash equivalents, end of period                                          $126.2                 $ 60.4
                                                                                  ======                 ======

Supplemental disclosures of cash flow information:
  Cash paid during period for:
    Interest, net                                                                 $ 48.2                 $ 44.3
    Income taxes, net                                                             $  1.4                 $  1.5


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

       Accounting for Stock-Based Compensation - The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for its stock option and stock purchase plans. Accordingly, no compensation cost has been recognized for its stock option and stock purchase plans. If the compensation cost for the Company's stock option and stock purchase plans had been determined consistent with Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," the Company's net loss and net loss per share for the three and nine months ended September 30, 2004 and 2003, respectively, would have been the pro forma amounts indicated in the following table:


                                                            THREE MONTHS ENDED                        NINE MONTHS ENDED
                                                  ---------------------------------------   --------------------------------------
                                                     September 30,       September 30,         September 30,       September 30,
                                                         2004                2003                  2004               2003
                                                  ------------------- -------------------   ------------------- ------------------

Net loss as reported                                   $ (2.7)             $ (9.1)               $(12.7)             $(34.0)
    Expense per SFAS No. 123,
       fair value method, net of
       related tax effects                                1.4                 0.8                   5.0                 2.9
                                                       ------              ------                ------              ------
Pro forma                                              $ (4.1)             $ (9.9)               $(17.7)             $(36.9)
                                                       ------              ------                ------              ------
Basic and diluted net loss per share:
    As reported                                        $(0.07)             $(0.25)               $(0.34)             $(0.95)
                                                       ======              ======                ======              ======
    Pro forma                                          $(0.11)             $(0.27)               $(0.48)             $(1.03)
                                                       ======              ======                ======              ======


Note 2.    Goodwill and Intangible Assets

       In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets", the Company has completed the fair value analysis for goodwill and other intangible assets as of December 31, 2003, and concluded that no impairment existed. As of September 30, 2004, the Company believed that no indicators of impairment existed. Aggregate amortization expense on identifiable intangible assets was approximately $2.4 and $2.3 for the three months ended September 30, 2004 and 2003, and $7.0 and $6.8 for the nine months ended September 30, 2004 and 2003. Amortization expense is expected to be approximately $9.0 in each of the next five fiscal years.

                               BE AEROSPACE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        (Unaudited - Dollars In Millions)

       Changes to the original cost basis of goodwill during the nine months ended September 30, 2004 were primarily due to insignificant acquisitions and immaterial foreign currency fluctuations.


                                                           Commercial            Business
                                                            Aircraft               Jet           Distribution          Total
                                                           ----------            --------        ------------          -----

       Balance as of December 31, 2003                       $158.5               $88.1             $106.1             $352.7
       Goodwill acquired                                       10.8                  --                1.9               12.7
       Effect of foreign currency translation                   1.8                  --                 --                1.8
                                                             ------               -----             ------             ------
       Balance as of September 30, 2004                      $171.1               $88.1             $108.0             $367.2
                                                             ======               =====             ======             ======

       The following sets forth the intangible assets by major asset class, all of which were acquired during acquisition transactions:


                                                            September 30, 2004                          December 31, 2003
                                                  ---------------------------------------     -------------------------------------
                                                                                 Net                                         Net
                                Useful Life       Original    Accumulated       Book           Original     Accumulated     Book
                                  (Years)           Cost      Amortization      Value            Cost      Amortization     Value
                                -------------     ---------- --------------- ------------     ------------ -------------- ---------

Acquired technologies               4-30           $ 93.7        $19.8        $ 73.9            $ 93.8         $17.5       $ 76.3
Trademarks and patents              7-30             26.7         11.5          15.2              26.6          10.5         16.1
Trademarks (nonamortizing)            --             20.6          --           20.6              20.6           --          20.6
Technical qualifications,
  plans and drawings                3-30             31.1         15.2          15.9              31.0          14.3         16.7
Replacement parts annuity
  and product approvals             3-30             41.2         22.8          18.4              41.0          21.2         19.8
Covenants not to compete and
  other identified intangibles      3-10             21.0         12.5           8.5              20.3          11.3          9.0
                                                   ------        -----        ------            ------         -----       ------
                                                   $234.3        $81.8        $152.5            $233.3         $74.8       $158.5
                                                   ======        =====        ======            ======         =====       ======

Note 3.    Long-Term Debt

       The Company amended its $50.0 credit facility with JPMorgan Chase Bank (the "Amended Bank Credit Facility") in February and October 2004. The amendments had the effect of eliminating financial covenants consisting of a leverage ratio and a minimum net worth test. The Amended Bank Credit Facility has no maintenance financial covenants other than an Interest Coverage Ratio (as defined in the Amended Bank Credit Facility) that must be maintained at levels equal to or greater than 1.15:1 for the trailing 12 month period. The Amended Bank Credit Facility expires in February 2007, is collateralized by substantially all of the Company's assets and contains customary affirmative covenants, negative covenants and conditions precedent for borrowings, all of which were met as of September 30, 2004.

       At September 30, 2004, indebtedness under the Amended Bank Credit Facility consisted of letters of credit aggregating approximately $11.6. The Amended Bank Credit Facility bears interest ranging from 250 to 400 basis points over the Eurodollar rate (which, as of September 30, 2004, was approximately 5.8%). The amount available for borrowing under the Amended Bank Credit Facility was $38.4 as of September 30, 2004.

                               BE AEROSPACE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        (Unaudited - Dollars In Millions)

       Long-term debt consists principally of our 8 1/2% senior notes, 8 7/8% senior subordinated notes, 9 1/2% senior subordinated notes and 8% senior subordinated notes. The $250 of 8% notes mature on March 1, 2008, the $200 of 9 1/2% notes mature on November 1, 2008, the $175 of 8 1/2% senior notes mature on October 1, 2010 and the $250 of 8 7/8% notes mature on May 1, 2011. The senior subordinated notes are unsecured senior subordinated obligations and are subordinated to all of our senior indebtedness. The senior notes are senior to all of our subordinated indebtedness, but subordinate to borrowings under our bank credit facility. Each of the 8%, 8 1/2%, 8 7/8% and 9 1/2% notes contains restrictive covenants, including limitations on future indebtedness, restricted payments, transactions with affiliates, liens, dividends, mergers and transfers of assets, all of which were met as of September 30, 2004. A breach of these covenants, or the covenants under our current or any future bank credit facility, that continues beyond any grace period can constitute a default, which can limit the ability to borrow and can give rise to a right of the lenders to terminate the applicable facility and/or require immediate repayment of any outstanding debt. On October 8, 2004, the Company gave notice to redeem on November 8, 2004 all of its 9 1/2% senior subordinated notes (see Note 9).

Note 4.    Commitments, Contingencies and Off-Balance Sheet Arrangements

       Lease Commitments -- The Company finances its use of certain facilities and equipment under committed lease arrangements provided by various institutions. Since the terms of these arrangements meet the accounting definition of operating lease arrangements, the aggregate sum of future minimum lease payments is not reflected on the consolidated balance sheet. At September 30, 2004, future minimum lease payments under these arrangements, the majority of which related to long-term real estate leases, totaled approximately $84.0.

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


                                                  NINE MONTHS ENDED
                                     ------------------------------------------
                                         September 30,          September 30,
                                             2004                  2003
                                     ---------------------   ------------------

Beginning balance                           $11.9                 $ 8.9
Acquisitions                                  1.0                    --
Charges to costs and expenses                 6.9                   4.4
Costs incurred                               (8.3)                 (3.1)
                                     ---------------------   ------------------
Ending balance                              $11.5                 $10.2
                                     =====================   ==================

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

       Each segment reports its results of operations and makes requests for capital expenditures and acquisition funding to the Company's chief operational decision-making group. This group is presently comprised of the Chairman, the President and Chief Executive Officer, and the Senior Vice President of Administration and Chief Financial Officer. Each operating segment has separate management teams and infrastructures dedicated to providing a full range of products and services to their customers.

        The following table presents net sales and other financial information by business segment:


                                                        THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                 ----------------------------------    ---------------------------------------
                                                   September          September           September             September
                                                    30, 2004          30, 2003             30, 2004             30, 2003
                                                 ---------------   ----------------    -----------------    ------------------

Net sales
   Commercial Aircraft                               $126.0            $113.7               $380.6               $332.2
   Distribution                                        36.6              26.3                107.5                 77.8
   Business Jet                                        20.9              14.5                 55.8                 51.0
                                                 ---------------   ----------------    -----------------    ------------------
                                                     $183.5            $154.5               $543.9               $461.0
                                                 ===============   ================    =================    ==================

Operating earnings (loss)
   Commercial Aircraft                               $ 11.3            $  5.8               $ 30.2               $  0.2
   Distribution                                         6.2               3.9                 19.5                 12.6
   Business Jet                                          --              (1.4)                (1.6)                  --
   Divestiture settlement- net of charges                --                --                   --                  6.3
                                                 ---------------   ----------------    -----------------    ------------------
                                                     $ 17.5            $  8.3               $ 48.1               $ 19.1
                                                 ===============   ================    =================    ==================


                  [Remainder of page intentionally left blank]

                               BE AEROSPACE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
            (Unaudited - Dollars In Millions, Except Per Share Data)

Note 6.    Net Loss Per Common Share

        Basic net loss per common share is computed using the weighted average common shares outstanding during the period. Diluted net loss per common share is computed by using the average share price during the period when calculating the dilutive effect of stock options. Shares outstanding for the periods presented were as follows:


                                                        THREE MONTHS ENDED                       NINE MONTHS ENDED
                                               -------------------------------------   --------------------------------------
                                                    September          September           September          September
                                                    30, 2004           30, 2003            30, 2004            30, 2003
                                               -------------------- ----------------   ------------------ -------------------

Net loss                                            $ (2.7)             $ (9.1)            $(12.7)             $(34.0)
                                                    ======              ======             ======              ======
Basic and diluted weighted average
    common shares                                     37.5                36.2               37.1                35.8

Basic and diluted net loss per share                $(0.07)             $(0.25)            $(0.34)             $(0.95)
                                                    ======              ======             ======              =======

        The Company excluded potentially dilutive securities of 1.3 million and
    2.1 million shares, respectively, from the calculation of loss per share for the three and nine months ended September 30, 2004 as the effect of including these securities would be anti-dilutive. There were no securities that qualified as dilutive for the three and nine months ended September 30, 2003.

Note 7.    Comprehensive Loss

        Comprehensive loss is defined as all changes in a company's net assets except changes resulting from transactions with shareholders. It differs from net loss in that certain items currently recorded to equity would be a part of comprehensive loss. The following table sets forth the computation of comprehensive loss for the periods presented:


                                                          THREE MONTHS ENDED                         NINE MONTHS ENDED
                                                  -----------------------------------      --------------------------------------
                                                       September         September             September        September
                                                       30, 2004          30, 2003              30, 2004         30, 2003
                                                  -------------------- --------------      ------------------ -------------------

Net loss                                                $(2.7)            $(9.1)                $(12.7)         $(34.0)
Other comprehensive earnings (loss):
   Foreign exchange translation
       adjustment                                         0.4                --                    0.1             5.1
                                                        -----             -----                 ------          ------
Comprehensive loss                                      $(2.3)            $(9.1)                $(12.6)         $(28.9)
                                                        =====             =====                 ======          ======

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

Note 9.    Issuance of Common Stock, Early Retirement of Debt

       In October 2004, the Company completed an equity offering in which it sold 18.4 million shares of common stock and generated net proceeds of approximately $156. The Company intends to use the net proceeds from this offering, along with approximately $50 of cash, to redeem the $200 aggregate principal amount at maturity of 9 1/2% senior subordinated notes at a price equal to 103.167%. The Company has given notice to redeem all of its outstanding 9 1/2% senior subordinated notes. Upon completion of this debt retirement, the Company's net debt to capital will be reduced to approximately 78% and annual cash interest expense will decrease by $19. As of September 30, 2004, the Company's total long-term debt was approximately $835 with no maturities of long-term debt until 2008, other than the 9 1/2% senior subordinated notes to be redeemed on November 8, 2004. The Company has classified as current debt $43.7 of the 9 1/2% senior subordinated notes that will be redeemed from cash in banks. The Company will record a charge of approximately $9 in the fourth quarter associated with this early retirement of debt, which consists of a call premium of approximately $6.5 and unamortized debt issue costs of approximately $2.5.




                  [Remainder of page intentionally left blank]

                               BE AEROSPACE, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           (Dollars In Millions)

OVERVIEW

       The following discussion and analysis addresses the results of our operations for the three months ended September 30, 2004, as compared to our results of operations for the three months ended September 30, 2003. The discussion and analysis also addresses our results of operations for the nine months ended September 30, 2004, as compared to our results of operations for the nine months ended September 30, 2003. In addition, the discussion and analysis addresses our liquidity, financial condition and other matters for these periods.

       Based on our experience in the industry, we believe we are the world's largest manufacturer of cabin interior products for commercial aircraft and for business jets and a leading aftermarket distributor of aerospace fasteners. We sell our manufactured products directly to virtually all of the world's major airlines and airframe manufacturers and a wide variety of business jet customers. In addition, based on our experience, we believe that we have achieved leading global market positions in each of our major product categories, which include:

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

       We conduct our operations through strategic business units that have been aggregated under three reportable segments: Commercial Aircraft, Distribution and Business Jet.

       Net sales by line of business for the nine-month periods ended September 30, 2004 and September 30, 2003 were as follows:


                                Nine Months Ended      Nine Months Ended
                                September 30, 2004     September 30, 2003
                               --------------------   --------------------
                                 Net        % of        Net      % of
                                Sales     Net Sales    Sales   Net Sales
                               -------    ---------   ------- -----------

Commercial Aircraft             $380.6      70.0%      $332.2    72.0%
Distribution                     107.5      19.8%        77.8    16.9%
Business jet                      55.8      10.2%        51.0    11.1%
                               --------   ---------   ------- ----------
Net Sales                       $543.9     100.0%      $461.0   100.0%
                               ========   =========   ======= ==========

       Net sales by domestic and foreign operations for the nine-month periods ended September 30, 2004 and September 30, 2003 were as follows:


                      Nine Months Ended      Nine Months Ended
                      September 30, 2004     September 30, 2003
                     --------------------   --------------------

United States               $364.0                $297.6
Europe                       179.9                 163.4
                     --------------------- ---------------------
Total                       $543.9                $461.0
                     ===================== =====================

       Net sales by geographic segment (based on destination) for the nine-month periods ended September 30, 2004 and September 30, 2003 were as follows:


                                Nine Months Ended     Nine Months Ended
                                September 30, 2004   September 30, 2003
                               --------------------- --------------------
                                 Net       % of         Net     % of
                                Sales     Net Sales    Sales   Net Sales
                               --------- ----------- -------- -----------

United States                   $285.5      52.5%     $230.6     50.0%
Europe                           113.5      20.9%      121.7     26.4%
Asia                             104.9      19.3%       82.0     17.8%
Rest of World                     40.0       7.3%       26.7      5.8%
                               --------- ----------- -------- -----------
                                $543.9     100.0%     $461.0    100.0%
                               ========= =========== ======== ===========

       We have substantially expanded the size, scope and nature of our business through a number of acquisitions. Since 1989, we have completed 26 acquisitions, including two acquisitions during fiscal 2004, one acquisition during fiscal 2003, one acquisition during the transition period ended December 31, 2002 and three during fiscal 2002, for an aggregate purchase price of approximately $1 billion, in order to position ourselves as the preferred global supplier to our customers.

       During the period from 1989 to 2000, we integrated the acquired businesses, closing 17 facilities, reducing our workforce by 3,000 positions and implementing common information technology platforms and lean manufacturing initiatives company-wide. This integration effort resulted in costs and charges totaling approximately $125.

       The rapid decline in industry conditions brought about by the terrorist attacks on September 11, 2001 caused us to implement a facility consolidation and integration plan designed to re-align our capacity and cost structure with changed conditions in the airline industry. The facility consolidation and integration plan included closing five facilities and reducing workforce by approximately 1,500 employees. We believe these initiatives will enable us to continue to expand profit margins as industry conditions and demand continue to improve, strengthen the global business management focus on our core product categories and more effectively leverage our resources. The total cost of this program was approximately $175, including approximately $74 of cash charges.

       New product development is a strategic initiative for our company. Our customers regularly request that we engage in new product development and enhancement activities. We believe that these activities, if properly focused and managed, will protect and enhance our leadership position. Research, development and engineering spending have been approximately 6%-7% of sales for the past several years, and is expected to remain at that level for the foreseeable future.

       We also believe in providing our businesses with the tools required to remain competitive. In that regard, we have invested, and will continue to invest, in property and equipment that enhances our productivity. Over the past three years, annual capital expenditures ranged from $11-$17. Taking into consideration our recent capital expenditure investments, current industry conditions and the recent acquisitions, we expect that annual capital expenditures will be approximately $15-$17 for the next few years.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004, AS COMPARED TO THE RESULTS OF OPERATIONS FOR THE THREE MONTHS
ENDED SEPTEMBER 30, 2003
(Dollars In Millions, Except Per Share Data)

       Sales for each of our segments are set forth in the following table:


                                                        THREE MONTHS ENDED
                                         -------------------------------------------------- ----------------
                                              September 30,             September 30,           Percent
                                                  2004                     2003                 Change
                                         ------------------------- ------------------------ ----------------

Commercial Aircraft                              $126.0                   $113.7                10.8%
Distribution                                       36.6                     26.3                39.2%
Business Jet                                       20.9                     14.5                44.1%
                                         ------------------------- ------------------------ ----------------
Total Sales                                      $183.5                   $154.5                18.8%
                                         ========================= ======================== ================

       Net sales for the three months ended September 30, 2004 were $183.5, an increase of $29.0 or 18.8% as compared to the prior year.

       Bookings for the quarter of approximately $185 were $26, or 16% greater, than the prior year. Backlog at September 30, 2004 of approximately $615 was up 23% above the September 30, 2003 backlog of $500 despite the 18.8% increase in sales. During 2004, we were selected by Thai and Malaysia Airlines, Qantas Airways and Emirates Airline to design, manufacture and install luxurious first class cabin interiors for their wide-body aircraft. The combined initial value of these four awards, which aggregate over $225, exclusive of option aircraft, and for which initial product deliveries are scheduled to begin in the second half of 2005, were the principal reasons for the backlog growth. Requests for proposal, which we believe is a forward looking indicator of future spending plans by our customers, stood at over $1.5 billion at September 30, 2004.

       Sales during the quarter in the commercial aircraft segment were $126.0, an increase of $12.3 or 10.8% as compared to the same period in the prior year. The 10.8% year over year revenue growth was primarily driven by increased sales of seating products and food and beverage preparation and refrigeration equipment. The distribution segment reported sales of $36.6, reflecting a 39.2% increase versus the same period in the prior year. This revenue growth was driven by a broad-based increase in demand for aftermarket aircraft fasteners and market share gains. In the business jet segment, sales were $20.9, an increase of $6.4 or 44.1% as compared to the severely depressed sales in the same period in the prior year due to the unusually low level of business jet deliveries in 2003. Revenues in 2004 reflect a large volume of lower margin completion center work as business jet deliveries, although improved, remain at depressed levels. Our business jet segment will be the primary beneficiary of the aforementioned four recently awarded international super first class programs, for which initial product deliveries are scheduled to begin in 2005.

       Gross profit for the quarter of $60.1 increased by $15.0 or 33.3%, as compared to gross profit of $45.1 in the third quarter of 2003. Foreign exchange negatively impacted financial comparisons by $1.2. We are subject to fluctuations in foreign exchange rates due to significant sales from our European facilities, substantially all of which are denominated in U.S. dollars, while the corresponding labor, overhead costs and certain material costs are denominated in British pounds or euros. Despite the negative effect of foreign exchange, our gross margin for the quarter of 32.8% improved by 360 basis points over the same period in the prior year, reflecting the significant cost savings from our cost reduction program, an improvement in product mix and manufacturing efficiencies realized at the higher volume of sales.

       Selling, general and administrative expenses for the current quarter of $29.8 or 16.2% of sales, were essentially unchanged from the level of spending in the immediately preceding quarter of $29.9, but up $4.7 over the same period in the prior year. The year over year increase in spending is attributable to insurance rebates in 2003 (none in 2004), increased incentive compensation and wage increases, foreign currency gains that reduced expenses in 2003, and the impact of recent acquisitions in the current year.

       Research, development and engineering expenses for the current quarter of $12.8 or 7.0% of net sales increased by $1.1 over the 2003 expense level of $11.7, or 7.6% of sales. The increase in expenses compared to the same period last year was attributable to new product development activities for a range of new products as well as spending related to the Airbus A380 aircraft and various other new products.

       We completed our consolidation program at the end of 2003. This effort, which was developed in response to the rapid change in industry conditions following the events of September 11, 2001, resulted in the reduction of approximately 30% of our production sites and 1,500 employee positions. Annual cost savings associated with this program, which were initially targeted at $45, are now estimated at $60, and are about equally split between operating expenses and manufacturing costs.

       The following is a summary of our operating results by segment:

          The commercial aircraft segment continued its turnaround in the third quarter. Operating results at commercial aircraft were driven by solid increases in sales of seating products and food and beverage preparation and refrigeration equipment and lower costs arising from our recently completed consolidation program. Operating earnings for this segment of $11.3 increased by $5.5 or 95% on a $12.3 or 11% increase in revenues. The operating margin improved by 390 basis points to 9.0% of sales as compared to 5.1% in the third quarter of 2003.

          The distribution segment delivered revenues of $36.6, an increase of 39% over the third quarter of the prior year. Revenue growth was driven by market share gains and a broad-based increase in demand for aftermarket fasteners, driven in large part by increases in airline passenger traffic and attendant increases in capacity. Operating earnings for this segment of $6.2 or 16.9% of sales, were $2.3 or 59% greater than operating earnings of $3.9 or 14.8% of sales in the third quarter of 2003.

          The business jet segment generated revenues of $20.9, up 44% over severely depressed sales of $14.5 in the third quarter of 2003. The increase in revenues reflects both the ongoing recovery in the business jet industry as well as the unusually low level of new business jet deliveries in the prior year. The business jet segment operated at an approximate break-even level of operations during the current quarter, or $1.4 better than the third quarter of 2003.

       Despite the $1.3 impact of a weakened dollar on our financial results for the quarter, consolidated operating earnings were $17.5 or 9.5% of sales, an increase of $9.2 or 111% as compared to operating earnings of $8.3 in the same period in the prior year. The substantial increase in operating earnings was driven by the continuing turnaround at our commercial aircraft segment, a broad based increase in sales and earnings at our distribution segment, a higher level of sales of business jet projects and significant cost savings resulting from our cost reduction program, which was completed during 2003.

       Income taxes relate to taxes incurred in foreign jurisdictions and have not varied materially on a quarterly basis.

       Our consolidated net loss for the quarter reflects the $1.3 negative impact of foreign exchange and a $2.8 increase in interest expense arising from the October 2003 sale of $175 of senior notes. We reported a net loss of $2.7 or $0.07 per share as compared to a net loss of $9.1 or $0.25 per share in the same period in the prior year.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004, AS COMPARED TO THE RESULTS OF OPERATIONS FOR THE NINE MONTHS
ENDED SEPTEMBER 30, 2003
(Dollars In Millions, Except Per Share Data)

    Sales for each of our segments are set forth in the following table:


                                                         NINE MONTHS ENDED
                                         -------------------------------------------------- ----------------
                                              September 30,             September 30,           Percent
                                                   2004                     2003                Change
                                         ------------------------- ------------------------ ----------------

Commercial Aircraft                               $380.6                  $332.2                 14.6%
Distribution                                       107.5                    77.8                 38.2%
Business Jet                                        55.8                    51.0                  9.4%
                                         ------------------------- ------------------------ ----------------
Total Sales                                       $543.9                  $461.0                 18.0%
                                         ========================= ======================== ================

       Net sales for the nine months ended September 30, 2004 were $543.9, an increase of $82.9 or 18% as compared to the prior year.

       Sales during the nine-month period at our commercial aircraft segment were $380.6, an increase of $48.4 or 14.6% as compared to the same period in the prior year. The 14.6% year over year revenue growth was primarily driven by increased sales of seating products and food and beverage preparation and refrigeration equipment. The distribution segment reported record sales of $107.5, or 38.2% greater than the same period in the prior year. The revenue growth at our distribution segment was driven by a broad-based increase in demand for aftermarket aircraft fasteners and market share gains. In the business jet segment, sales were up $4.8 or 9.4% compared to the severely depressed sales of the same period in the prior year as a result of the impact of the unusually low number of business jet deliveries in 2003. Revenues in 2004 reflect a large amount of lower margin completion center work as business jet deliveries, although improved, remain at depressed levels.

       Gross profit for the nine-month period was $175.5 or 32.3% of sales and increased by $44.2 or 33.7%, as compared to gross profit of $131.3 or 28.5% last year. The improvement in gross profit resulted from the significant cost savings from our cost reduction program, an improvement in product mix and manufacturing efficiencies and better overhead absorption at the higher level of revenues. Foreign exchange negatively impacted financial comparisons on a period over period basis by $5.3.

       Selling, general and administrative expenses for the current nine-month period were $88.4 or 16.3% of net sales. Selling, general and administrative expenses in the same period in 2003 were $79.7 or 17.3% of net sales. Selling, general and administrative expenses in the prior year included a $6.0 net reduction in such costs related to the Sextant settlement and insurance rebates received during 2003. The balance ($2.7) of the year over year increase is primarily attributable to higher incentive compensation and recent acquisitions.

       Research, development and engineering expenses for the nine-month period were $39.0 or 7.2% of net sales, an increase of $6.5 as compared with $32.5 or 7.0% of sales last year. The increase in expenses compared to last year was primarily attributable to activities associated with product development for the Airbus A380 aircraft, international super first class programs and various other new product development activities.

       We completed our consolidation program at the end of 2003. This effort, which was developed in response to the rapid change in industry conditions following the events of September 11, 2001, resulted in the reduction of approximately 30% of our production sites and 1,500 employee positions. Annual cost savings associated with this program, which were initially targeted at $45, are now estimated at $60, and are about equally split between operating expenses and manufacturing costs.

       The following is a summary of our operating results by segment:

           Operating earnings for the nine-month period at our commercial aircraft segment were $30.2 or 7.9% of sales, an increase of $30.0 over the same period in the prior year. The increase in commercial aircraft segment operating earnings was driven by our successfully implemented cost reduction program, ongoing manufacturing efficiencies, the higher level of sales and improved product mix. Foreign exchange negatively impacted financial comparisons on a year over year basis by $5.7.

           Operating earnings at our distribution segment were $19.5 or 18.1% of sales, an increase of $6.9 or 54.8% as compared to operating earnings of $12.6 or 16.2% of sales in the prior year. The increase in distribution segment operating earnings was due to strong revenue growth driven by market share gains and a broad-based increase in demand for aftermarket aircraft fasteners.

           The operating loss of $1.6 at the business jet segment compares with break-even operating results in the same period in the prior year. The decrease in business jet operating earnings reflects the poor absorption of overhead costs during the first quarter of 2004. The business jet segment operated at particularly low levels of capacity utilization during the first quarter of 2004 as new business jet production remained at low levels. During 2004, the business jet segment generated significant sales of lower margin completion center work, which also negatively impacted margins. The business jet segment should be the primary beneficiary of the four aforementioned recently awarded international super first class programs, for which initial product deliveries are scheduled to begin in the second half of 2005.

       Consolidated operating earnings were $48.1 or 8.8% of sales, an increase of $29.0 or 151.8% as compared to operating earnings of $19.1 in the same period in the prior year. The substantial increase in operating earnings was driven by the continuing turnaround at our commercial aircraft segment combined with a broad-based increase in sales and earnings at our distribution segment and, significant cost reductions resulting from our consolidation program, which was completed during late 2003. The weakened dollar negatively impacted operating earnings by $5.7 during the current nine-month period.

       Income taxes which relate to taxes incurred in foreign jurisdictions decreased by $0.8 from prior year.

       Our consolidated net loss for the nine-month period was $12.7 or $0.34 per share, reflecting the $5.7 negative impact of foreign exchange and a $8.5 increase in interest expense arising from the October 2003 sale of $175 of senior notes, as compared with a consolidated loss of $34.0 or $0.95 per share during the same period last year.




                  [Remainder of page intentionally left blank]

LIQUIDITY AND CAPITAL RESOURCES
(Dollars in Millions)

Current Financial Condition

    Our liquidity requirements consist of working capital needs, ongoing capital expenditures and payments of interest and principal on our indebtedness. Our primary requirements for working capital are directly related to the level of our operations; working capital primarily consists of cash and cash equivalents, accounts receivable, inventories, accounts payable and accrued expenses, which fluctuate with the sales of our products and the timing of our interest payments. Our working capital was $220.6 as of September 30, 2004, as compared to $274.3 as of December 31, 2003. We currently have no bank borrowings outstanding and no principal payments due on our outstanding debt until 2008, other than the 9 1/2% senior subordinated notes to be redeemed on November 8, 2004. Working capital at September 30, 2004 decreased from the December 31, 2003 levels primarily due to normal fluctuations in working capital and the classification as current debt of $43.7 of our 9 1/2% senior subordinated notes that will be redeemed from cash in banks.

    Total cash and availability under our revolving credit facility at September 30, 2004 was approximately $165, our cash in banks was $126.2 and working capital was $64.3. As adjusted to show the effect of the receipt of the net proceeds of $156.3 from our October equity offering and the intended retirement of our 9 1/2% senior subordinated notes, as of September 30, 2004, our cash in banks would have been approximately $76.2, our working capital would have been $214.3 and our cash and availability under our bank credit facility would have been approximately $115.

    At September 30, 2004, our cash and cash equivalents were $126.2, as compared to $147.6 at December 31, 2003. This decrease in cash and cash equivalents was primarily associated with two insignificant acquisitions to extend our product offerings ($12.5), changes in operating assets and liabilities ($10.9) and capital expenditures ($10.7).

 Cash Flows

    The $21.4 net use of cash was due to a net loss of $12.7, two insignificant acquisitions to extend our product offerings of $12.5, capital expenditures of $10.7 and uses related to changes in our operating assets and liabilities of $10.9, offset by non-cash charges of $22.7 primarily related to amortization and depreciation. Accounts payable and accrued liabilities increased by $20.2 during the nine months associated with the $31.1 increase in accounts receivable, inventories, other current assets and other assets.

Capital Spending

    Our capital expenditures were $10.7 and $8.8 during the nine months ended September 30, 2004 and September 30, 2003, respectively. The year over year increase in capital expenditures is in line with our expectation for annual capital expenditures of approximately $15.0. We have no material commitments for capital expenditures. We have, in the past, generally funded our capital expenditures from cash from operations and funds available to us under our Amended Bank Credit Facility. We expect to fund future capital expenditures from cash on hand, from operations and from funds available to us under our Amended Bank Credit Facility. In addition, since 1989, we have completed 26 acquisitions for an aggregate purchase price of approximately $1 billion. Following these acquisitions, we rationalized the businesses, reducing headcount by nearly 4,500 employees and eliminating 22 facilities. We have financed these acquisitions primarily through issuances of debt and equity securities, including our outstanding 8% Notes due 2008, 8 7/8% Notes due 2011, 9 1/2% Notes due 2008, and the Amended Bank Credit Facility.

Outstanding Debt and Other Financing Arrangements

    During February and October 2004, we obtained amendments to our credit facility with JPMorgan Chase Bank (the "Amended Bank Credit Facility") to provide us with additional financial flexibility. These amendments have the effect of eliminating maintenance financial covenants consisting of a leverage ratio and a minimum net worth test. Under the Amended Bank Credit Facility there are no maintenance financial covenants other than maintaining an interest coverage ratio (as defined) of at least 1.15:1 for the trailing 12 month period. The Amended Bank Credit Facility expires in February 2007 and is collateralized by substantially all of our assets. At September 30, 2004, indebtedness under the bank credit facility consisted of letters of credit aggregating approximately $11.6. Letters of credit of $2.0, $5.1 and $4.5 expire in 2004, 2005 and 2006, respectively. The amount available under the bank credit facility was $38.4 as of September 30, 2004. The bank credit facility contains customary affirmative covenants, negative covenants and conditions of borrowings, all of which were met as of September 30, 2004.

    Long-term debt consists principally of our 8 1/2% senior notes, 8 7/8% senior subordinated notes, 9 1/2% senior subordinated notes and 8% senior subordinated notes. The $250 of 8% notes mature on March 1, 2008, the $200 of 9 1/2% mature due on November 1, 2008, the $175 of 8 1/2% senior notes mature on October 1, 2010 and the $250 of 8 7/8% notes mature on May 1, 2011. The senior subordinated notes are unsecured senior subordinated obligations and are subordinated to all of our senior indebtedness. The senior notes are senior to all of our subordinated indebtedness, but subordinate to borrowings under our bank credit facility. Each of the 8%, 8 1/2%, 8 7/8% and 9 1/2% notes contains restrictive covenants, including limitations on future indebtedness, restricted payments, transactions with affiliates, liens, dividends, mergers and transfers of assets, all of which we met as of September 30, 2004. A breach of these covenants, or the covenants under our current or any future bank credit facility, that continues beyond any grace period can constitute a default, which can limit the ability to borrow and can give rise to a right of the lenders to terminate the applicable facility and/or require immediate repayment of any outstanding debt.

    In October 2004, we gave notice to redeem on November 8, 2004 all of the 9 1/2% senior subordinated notes due in 2008 at a price equal to 103.167% of par. We intend to use the net proceeds from our recently completed equity offering of approximately $156 plus $50 of cash in banks to retire this indebtedness. We will record a charge of approximately $9 in the fourth quarter of 2004 associated with this early retirement of debt, which consists of a call premium of approximately $6.5 and unamortized debt issue costs of approximately $2.5.

Contractual Obligations

    During the nine-month period ended September 30, 2004, there were no material changes in the contractual obligations specified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

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

Off-Balance Sheet Arrangements

Lease Arrangements

    We finance our use of certain equipment and operating facilities under committed lease arrangements provided by various institutions. Since the terms of these arrangements meet the accounting definition of operating lease arrangements, the aggregate sum of future minimum lease payments is not reflected on our consolidated balance sheet. At September 30, 2004, future minimum lease payments due through 2022 under these arrangements totaled approximately $84.0.

Indemnities, Commitments and Guarantees

    During the normal course of business, we make certain indemnities, commitments and guarantees under which we may be required to make payments in relation to certain transactions. These indemnities include non-infringement of patents and intellectual property indemnities to our customers in connection with the delivery, design, manufacture and sale of our products, indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease, and indemnities to other parties to certain acquisition agreements. The duration of these indemnities, commitments and guarantees vary, and in certain cases are indefinite. We believe that substantially all of our indemnities, commitments and guarantees provide for limitations on the maximum potential future payments we could be obligated to make. However, we are unable to estimate the maximum amount of liability related to our indemnities, commitments and guarantees because such liabilities are contingent upon the occurrence of events which are not reasonably determinable. Management believes that any liability for these indemnities, commitments and guarantees would not be material to our accompanying condensed consolidated financial statements.

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


                                                           NINE MONTHS ENDED
                                             --------------------------------------------
                                                 September 30,           September 30,
                                                     2004                    2003
                                             --------------------    --------------------

Beginning balance                                  $11.9                    $ 8.9
Acquisitions                                         1.0                      --
Charges to costs and expenses                        6.9                      4.4
Costs incurred                                      (8.3)                    (3.1)
                                             --------------------    --------------------
Ending balance                                     $11.5                    $10.2
                                             ====================    ====================

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

    Historically, revenues and costs under certain long-term contracts are recognized using contract accounting under the percentage-of-completion method. The percentage-of-completion method requires the use of estimates of costs to complete long-term contracts. The estimation of these costs requires judgment on the part of management due to the duration of these contracts as well as the technical nature of the products involved. Adjustments to these estimated costs are made on a consistent basis. A provision for contract losses is recorded when such facts are determinable. Revenues recognized under contract accounting during the three and nine months ended September 30, 2004 and 2003 were not material.

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

    Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a full valuation allowance of $136.3 as of September 30, 2004, due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain net operating income losses carried forward, before they expire. The valuation allowance is based on our estimates of taxable income by jurisdictions in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we revise these estimates in future periods we may need to adjust the valuation allowance which could materially impact our financial position and results of operations.

DEPENDENCE UPON CONDITIONS IN THE AIRLINE INDUSTRY

    The September 11, 2001 terrorist attacks severely impacted conditions in the airline industry. According to industry sources, in the aftermath of the attacks most major U.S. and a number of international carriers substantially reduced their flight schedules, parked or retired portions of their fleets, reduced their workforces and implemented other cost reduction initiatives. U.S. airlines further responded by decreasing domestic airfares. As a result of the decline in both traffic and airfares following the September 11, 2001 terrorist attacks, and their aftermath, as well as other factors, such as increasing fuel costs and heightened competition from low-cost carriers, the world airline industry lost a total of approximately $30 billion in calendar years 2001-2003, including $6.5 billion in 2003. Such losses have continued into 2004. The airline industry crisis also caused 18 airlines worldwide to declare bankruptcy or cease operations since September 11, 2001. Accordingly, the airlines have been seeking to conserve cash in part by deferring or eliminating major cabin interior refurbishment programs and deferring or canceling aircraft purchases.

    The business jet industry has also been experiencing a severe downturn, driven by weak economic conditions and poor corporate profits. During 2003, three business jet manufacturers reduced or temporarily halted production of a number of aircraft types. Deliveries of new business jets were down 32% during 2003, as compared to 2002.

    As a result of the foregoing factors, there has been a substantial contraction in our business, the extent and duration of which cannot be determined at this time. We expect these adverse industry conditions to have a material adverse impact on our results of operations and financial condition until such time as conditions in the commercial airline and business jet industries show sustained improvement. Additional events similar to those above could delay any recovery in the industry. While management has completed what it believes is an aggressive cost reduction plan to counter these difficult conditions, it cannot guarantee that the plans will continue to be sufficient.

FORWARD-LOOKING STATEMENTS

    This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding implementation and expected benefits of lean manufacturing and continuous improvement programs, our dealings with customers and partners, the consolidation of facilities, reduction of our workforce, integration of acquired businesses, ongoing capital expenditures, the impact of the large number of grounded aircraft on demand for our products and our underlying assets, the adequacy of funds to meet our capital requirements, the ability to refinance our indebtedness, if necessary, the reduction of debt, the potential impact of new accounting pronouncements, the impact on our business from the September 11, 2001 terrorist attacks, the SARS outbreak and war in Iraq and the redemption of our 9 1/2% senior subordinated notes due 2008. These forward-looking statements include risks and uncertainties, and our actual experience may differ materially from that anticipated in such statements. Factors that might cause such a difference include those discussed in our filings with the Securities and Exchange Commission, including our most recent proxy statement and Form 10-K, as well as future events that may have the effect of reducing our available operating income and cash balances, such as unexpected operating losses, the impact of rising fuel prices on our airline customers, outbreaks or escalations of national or international hostilities, terrorist attacks, prolonged health issues which reduce air travel demand (e.g. SARS), delays in, or unexpected costs associated with, the integration of our acquired or recently consolidated businesses, conditions in the airline industry, conditions in the business jet industry, problems meeting customer delivery requirements, our success in winning new or expected refurbishment contracts from customers, capital expenditures, cash expenditures related to possible future acquisitions, facility closures, product transition costs, labor disputes involving us, our significant customers or airframe manufacturers, the possibility of a write-down of intangible assets, delays or inefficiencies in the introduction of new products or fluctuations in currency exchange rates.

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

       From time to time, we and our foreign subsidiaries may enter into foreign currency exchange contracts to manage risk on transactions conducted in foreign currencies. At September 30, 2004, we had no outstanding forward currency exchange contracts. We did not enter into any other derivative financial instruments.

       Interest rates - At September 30, 2004, we had no adjustable rate debt and fixed rate debt of $880.3. The weighted average interest rate for the fixed rate debt was approximately 8.7% at September 30, 2004. If interest rates were to increase by 10% above current rates, there would be no impact on our financial statements due to the absence of variable rate debt. We do not engage in transactions to hedge our exposure to changes in interest rates.

          As of September 30, 2004, we maintained a portfolio of securities consisting mainly of taxable, interest-bearing deposits with weighted average maturities of less than three months. If short-term interest rates were to increase or decrease by 10%, we estimate interest income would increase or decrease by approximately $0.2.

ITEM 4.  CONTROLS AND PROCEDURES

          Our chief executive officer and chief financial officer have concluded that, as of September 30, 2004, the end of the period covered by this report, our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) or 15d-15(e)) were effective, based on the evaluation of these controls and procedures required by Exchange Act Rules 13a-15(b) or 15d-15(b). There were no changes in our company's internal control over financial reporting that occurred during the third quarter of 2004 that have materially affected, or are reasonably likely to materially affect, our company's internal control over financial reporting.





                  [Remainder of page intentionally left blank]

                               BE AEROSPACE, INC.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                     Not applicable.

Item 2.   Unregistered Sales of Equity Securities
             and Use of Proceeds                                Not applicable.

Item 3.   Defaults Upon Senior Securities                       Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders   Not applicable.

Item 5.   Other Information                                     Not applicable.

Item 6.   Exhibits

          a.  Exhibits

          Exhibit 10(i) Material Contracts

          10.1 Amendment No. 1 to the Amended and Restated Credit Agreement dated as of October 26, 2004 between the Registrant, Lenders and JPMorgan Chase Bank.*

          Exhibit 31       Rule 13a-14(a)/15d-14(a) Certifications

          31.1   Certification of Chief Executive Officer*

          31.2   Certification of Chief Financial Officer*

          Exhibit 32       Section 1350 Certifications

          32.1   Certification of Chief Executive Officer pursuant to 18 U.S.C.
                 Section 1350*

          32.2   Certification of Chief Financial Officer pursuant to 18 U.S.C.
                 Section 1350*

          b.  Reports

          On July 22, 2004, we furnished under Item 12 a Current Report on Form 8-K with respect to earnings information for the fiscal quarter ended June 30, 2004.


---------------
*Filed herewith.

                               BE AEROSPACE, INC.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                BE AEROSPACE, INC.






Date:  November 5, 2004         By: /s/ Robert J. Khoury
                                    --------------------
                                    Robert J. Khoury
                                    President and
                                    Chief Executive Officer



Date:  November 5, 2004         By: /s/ Thomas P. McCaffrey
                                    -----------------------
                                    Thomas P. McCaffrey
                                    Senior Vice President of Administration
                                    and Chief Financial Officer