Form 10-K
period 2004-12-31
BE AEROSPACE INC
filed 2005-03-11
CIK 861361

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

    [ X ]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2004

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

The aggregate market value of the registrant's voting stock held by non-affiliates was approximately $282.8 million on June 30, 2004 based on the closing sales price of the registrant's common stock as reported on the Nasdaq National Market as of such date, which is the last business day of the registrant's most recently completed second fiscal quarter.

The number of shares of the registrant's common stock, $.01 par value, outstanding as of March 7, 2005 was 56,894,217 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the registrant's Proxy Statement to be filed with the Commission in connection with the 2005 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

                                      INDEX

                                     PART I

ITEM 1.  Business.............................................................3

ITEM 2.  Properties..........................................................17

ITEM 3.  Legal Proceedings...................................................18

ITEM 4.  Submission of Matters to a Vote of Security Holders.................18

                                     PART II

ITEM 5.  Market for Registrant's Common Equity, Related Stockholder
         Matters and Issuer Purchases of Equity Securities...................19

ITEM 6.  Selected Financial Data.............................................20

ITEM 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations...............................................22

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk..........40

ITEM 8.  Consolidated Financial Statements and Supplementary Data............40

ITEM 9.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure................................................40

ITEM 9A. Controls and Procedures.............................................40

ITEM 9B. Other Information...................................................43

                                    PART III

ITEM 10. Directors and Executive Officers of the Registrant..................43

ITEM 11. Executive Compensation..............................................47

ITEM 12. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters.....................................47

ITEM 13. Certain Relationships and Related Transactions......................47

ITEM 14. Principal Accountant Fees and Services..............................47

                                     PART IV

ITEM 15. Exhibits and Financial Statement Schedules..........................48

         Index to Exhibits...................................................49
         Signatures..........................................................52
         Index to Consolidated Financial Statements and Schedule............F-1

                                     PART I
    Because we changed our fiscal year to a calendar year, this report contains results for a ten-month transition period from February 24, 2002 to December 31, 2002. References to the "transition period" in this report are to the transition period beginning February 24, 2002 and ending on December 31, 2002. References to a "fiscal year" in this report are to the fiscal years ending December 31, 2003 and December 31, 2004.

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

    Unless otherwise indicated, the industry data contained in this Form 10-K is from the January 2005 issue of the Airline Monitor, the 2004 Airbus Industrie Global Market Forecast, the 2004 Boeing Current Market Outlook, the General Aviation Manufacturers' Association 2005 Annual Industry Review and Aircraft Shipment Reports, the 2004 NBAA Business Aviation Fact Book, the Teal Group, Forecast International or other publicly available sources.

ITEM 1.  BUSINESS

INTRODUCTION

                                   The Company

General

    Based on our experience in the industry, we believe we are the world's largest manufacturer of cabin interior products for commercial aircraft and business jets and a leading aftermarket distributor of aerospace fasteners. We sell our manufactured products directly to virtually all of the world's major airlines and airframe manufacturers and a wide variety of general aviation customers. In addition, based on our experience, we believe that we have achieved leading global market positions in each of our major product categories, which include:

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

    We also design, develop and manufacture a broad range of cabin interior structures, including crew rests, and provide comprehensive aircraft cabin interior reconfiguration and passenger-to-freighter conversion engineering services and component kits.

    We were organized as a corporation in Delaware in 1987. We have substantially expanded the size, scope and nature of our business as a result of a number of acquisitions. Since 1989, we have completed 26 acquisitions, including two small acquisitions at a cost of $12.5 million during fiscal 2004, one small acquisition at a cost of $2.7 million during fiscal 2003 and one acquisition during the transition period ended December 31, 2002. The aggregate purchase price of these 26 acquisitions was approximately $1 billion, and we believe these acquisitions enabled us to position ourselves as a preferred global supplier to our customers. In addition, we have undertaken three major facility and product line consolidation efforts, eliminating 22 facilities, since 1992. We also implemented lean manufacturing and continuous improvement programs which, together with our information technology investments, have significantly improved our productivity and allowed us to expand gross and operating margins prior to the events of September 11, 2001. We have been able to maintain these programs despite significant decreases in revenues resulting from the downturn in industry conditions following the events of September 11, 2001.

    Industry Overview

    The commercial and business jet aircraft cabin interior products industries encompass a broad range of products and services, including aircraft seating products, passenger entertainment and service systems, food and beverage preparation and storage systems, oxygen delivery systems, lavatories, lighting systems, evacuation equipment, overhead bins, as well as passenger-to-freighter conversions, interior reconfiguration and a variety of other engineering design, integration, installation, retrofit and certification services.

    Historically, the airline cabin interior products industry has derived revenues from five sources:

    o New installation programs in which airlines purchase new equipment to outfit newly purchased aircraft;

    o Retrofit programs in which airlines purchase new interior furnishings to overhaul the interiors of aircraft already in service;

    o Refurbishment programs in which airlines purchase components and services to improve the appearance and functionality of their cabin interior equipment;

    o Equipment to upgrade the functionality or appearance of the aircraft interior; and

    o  Replacement spare parts.

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

    Historically, over 60% of our fasteners are used in the aftermarket. There is a direct relationship between demand for fastener products and fleet size, utilization and an aircraft's age. Commercial aircraft must be serviced at prescribed intervals which also drives the demand for aftermarket fasteners.

    Revenues for aerospace fastener products have been derived from the following sources:

    o Demand for aerospace fasteners on new build aircraft for the original equipment manufacturers (OEMs) and their prime suppliers;

    o Demand for structural modifications, cabin interior modifications and passenger-to-freighter conversions; and

    o  Mandated maintenance and replacement of specified parts.

    We estimate that the commercial and business jet cabin interior products industry and aerospace-grade fastener distribution industry had annual sales in excess of $1.4 billion and $1.0 billion, respectively, during calendar 2004.

    Airline passenger traffic rebounded in 2004. Global air traffic growth in 2004 increased by 15.3% over 2003. Traffic growth increased by 24.8% in the Middle East region, 20.5% in the Asia-Pacific region and 14.8% in North America. The airline industry responded to the strong year over year increases in passenger traffic with corresponding additions to global capacity. Global capacity increased by approximately 12.1% during 2004 as compared to the prior year. The Middle East region lead the industry with capacity growth of 21.6%, followed by the Asia-Pacific region with capacity growth of 15.5%, while the North American carriers accounted for capacity growth of 11.0%.

    The decline in air traffic following the September 11, 2001 terrorist attacks through the first half of 2003, combined with declining airfares, a weakened economy and rising fuel costs, resulted in global airline industry losses totaling $35 billion in calendar years 2001-2004, including $5 billion in 2004. The substantial increase in fuel prices in 2004 together with lack of pricing power in the U.S. market, was the primary reason for continued industry losses in 2004. According to the International Air Transport Association (IATA), each dollar per barrel added to the average price of Brent oil over a one year period adds $1 billion to the industry's costs.

    The business jet industry also experienced a severe downturn in 2003, driven by weak economic conditions and poor corporate profits. During 2003, three business jet manufacturers reduced or temporarily halted production of a number of aircraft types, and deliveries of new business jets were down 33% during 2003 as compared to 2001. However, recent industry forecasts indicate that 2003 was the trough year in the business jet delivery cycle, with total deliveries of 518 aircraft. Industry sources forecast the business jet industry to continue its recovery at a moderate pace through 2005 and accelerate thereafter. Approximately 591 aircraft were delivered in 2004 and industry experts expect deliveries of 632 aircraft in 2005, 728 in 2006 and 712 in 2007. In addition, industry sources estimate that approximately 7,700 business jets will be built between 2003 and 2013 with a value of more than $115 billion.

    Since the second half of 2003, we have experienced an increase in demand for our products from the large foreign international carriers. In addition, our total bookings during fiscal 2004 were up over 35% as compared to the prior year. Our backlog at December 31, 2004 was in excess of $700 million, an increase of over 40% as compared to the backlog at December 31, 2003, despite a 17.5% year over year increase in revenues. Requests for quotation (RFQ) for products of the type which we produce at December 31, 2004 were in excess of $1.3 billion. Substantially all of the backlog growth and requests for quotation during 2004 were generated by foreign carriers; less than 10% of our backlog at December 31, 2004 was with domestic airlines. We believe the domestic airlines have been conserving cash in part by deferring cabin interior refurbishment programs and by deferring aircraft purchases. We continue to expect that the major U.S. airlines will need to invest in cabin interiors for their international wide-body fleets or face the prospect of losing market share on their international routes.

    Other factors expected to affect the cabin interior products industry are the following:

    Existing Installed Base. Existing installed product base typically generates continued retrofit, refurbishment and spare parts revenue as airlines maintain their aircraft interiors. According to industry sources, the world's active commercial passenger aircraft fleet consisted of approximately 15,000 aircraft as of December 31, 2004, including 4,378 aircraft with fewer than 120 seats, 7,450 aircraft with between 120 and 240 seats and 3,172 aircraft with more than 240 seats. Furthermore, based on industry sources, there are approximately 12,974 business jets currently in service. Based on such fleet numbers, we estimate that the total worldwide installed base of commercial and general aviation aircraft cabin interior products, valued at replacement prices, was approximately $16.9 billion as of December 31, 2004.

    Growth in Worldwide Fleet. The expansion of the worldwide fleet is expected to generate additional revenues from new installation programs, while the increase in the size of the installed base is expected to generate additional and continued retrofit, refurbishment and spare parts revenue. Although worldwide air traffic declined during 2001 to 2003 for the reasons described above, according to the Airline Monitor, worldwide air traffic is projected to grow at a compounded average rate of 5.3% per year during the 2005-2020 period, increasing annual revenue passenger miles from approximately 2.3 trillion in 2004 to approximately 5.3 trillion by 2020. Industry experts expect that the worldwide installed seat base, which we consider a good indicator for potential growth in the aircraft cabin interior products industry, will approximately double over the 16-year period ending 2020.

    New Aircraft Deliveries. The number of new aircraft delivered each year is generally regarded as cyclical in nature. It appears that 2003 was the trough year in the new aircraft delivery cycle, with deliveries of 575 new aircraft, down from 669 in 2002 and 833 in 2001. According to the Airline Monitor, new deliveries of large commercial jets increased to 602 in 2004 and are expected to increase to 680 in 2005, 760 in 2006, 790 in 2007 and 815 in 2008.

    Wide-Body Aircraft Deliveries. The trend toward wide-body aircraft is significant to us because wide-body aircraft will require up to five times the dollar value content for our products as compared to narrow-body aircraft. Deliveries of wide-body, long haul aircraft constitute an increasing share of total new aircraft deliveries and are an increasing percentage of the worldwide fleet. Wide-body aircraft represented 22% of all new commercial aircraft (excluding regional jets) delivered in 2004, and are expected to increase to 29% in 2008. Wide-body aircraft currently carry up to three or four times the number of seats as narrow-body aircraft, and because of multiple classes of service, including large first class and business class configurations, our average revenue per aircraft on a wide-body aircraft is substantially higher than on a narrow-body aircraft. Aircraft cabin crews on wide-body aircraft flight today may make and serve between 300 and 900 meals and may brew and serve more than 2,000 cups of coffee and 400 glasses of wine on a single flight. In addition, in the 2006 - 2008 time period a significant percentage of wide-body deliveries are expected to be comprised of Airbus A380 aircraft, which require substantially more cabin interior products than any wide-body aircraft flying today, and is believed to be approximately 35% larger than a Boeing 747.

    Growth in Passenger-to-Freighter Conversion Business. Industry sources project that the size of the worldwide freighter fleet will almost double over the next twenty years, with almost 3,000 aircraft being added. Industry sources also estimate that 2,200 of these aircraft are expected to come from converting commercial passenger jets to use as freighters.

    New Product Development. The aircraft cabin interior products companies are engaged in intensive product development and marketing efforts for both new features on existing products and totally new products. These products include a broad range of amenities such as luxurious first class cabins with appointments such as lie-flat seating, mini-bars, closets, flat screen TVs and mood lighting. Other products recently introduced include electric lie-flat first and business class seats, narrow and wide-body economy class seats, convertible seats, full face crew masks, gaseous passenger oxygen systems, a full range of business and executive jet seating and LED lighting products, protective breathing equipment, oxygen generating systems, new food and beverage preparation and storage equipment, kevlar barrier nets, de-icing systems and crew rests.

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

    o  Complete interior integration;

    o Engineering design, integration, project management, installation and certification services;

    o Modifications and reconfigurations for commercial aircraft including passenger-to-freighter conversions and related kits; and

    o  Services related to the support of product upgrades.

    Competitive Strengths

    We believe that we have a strong competitive position attributable to a number of factors, including the following:

    Large Installed Base. We have a large installed base of commercial and general aviation cabin interior products, estimated to be approximately $4.9 billion (valued at replacement prices) as of December 31, 2004. Based on our experience in the industry, we believe our installed base is substantially larger than that of our competitors. We believe that our large installed base is a strategic advantage as airlines tend to purchase spare parts and retrofits and refurbishment programs from the supplier of the existing equipment. As a result, we expect our large installed base to generate continued retrofit, refurbishment and spare parts revenue as airlines continue to maintain and reconfigure their aircraft cabin interiors.

    Low-Cost Producer. We believe, based on our experience in the industry, that we are among the industry's lowest-cost producers. We achieved this status through a series of cost savings programs, including most recently a significant facility consolidation and integration plan implemented following the September 11, 2001 terrorist attacks which involved us closing five facilities and reducing our workforce by approximately 1,500 employees. We believe this latest facility consolidation and integration plan, representing a reduction in facilities and workforce of approximately 30% from September 11, 2001 levels has eliminated approximately $60 million of annual cash costs from our business. We believe that our factories have the capacity to generate annual revenues of up to approximately $1 billion without substantial additional capital investment. While our gross margins have not yet returned to the level achieved for the last full fiscal year ended February 24, 2001, prior to the events of September 11, 2001, our gross margin for the year ended December 31, 2004 of 32.5% improved by 510 basis points over the prior year, primarily reflecting the significant cost savings from our recently completed facility consolidation program.

    Technological Leadership/New Product Development. We believe, based on our experience in the industry, that we are a technological leader, with the largest research and development organization in the cabin interior products industry. As of December 31, 2004, we had approximately 500 employees in engineering, research and program management. We believe our research and development effort and our on-site technicians at both the airlines and airframe manufacturers enable us to play a leading role in developing and introducing innovative products to meet emerging industry trends and thereby gain early entrant advantages. Throughout the recent industry downturn, we continued to invest in research and development with expenditures of $55.1 million in 2004, representing 7.5% of net sales, $44.7 million in 2003, representing 7.2% of net sales and $34.1 million in the transition period ending December 31, 2002, representing 6.8% of net sales, resulting in the continued development and launch of new products and services. We believe our technological leadership and new product development capabilities were a key factor in our recent successes in the emerging international super first class cabin interiors market, in which we recently were awarded programs valued at up to $250 million. In addition, we launched several new products such as our Mini-Pod(R) lie-flat seats, Spectrum(R) seats, Endura(R) beverage maker and new LED lighting systems, which we expect will continue to drive sales growth in 2005 and beyond. Introduction of new products has also led to improvements in the product mix of our current backlog, which, along with our cost reduction programs, is expected to result in continued expansion of our gross margins.

    Experience with Complex Regulatory Environment. The airline industry is heavily regulated. The Federal Aviation Administration prescribes standards and licensing requirements for aircraft components, including virtually all commercial airline and general aviation cabin interior products, and licenses component repair stations within the United States. Comparable agencies, such as the U.K. Civil Aviation Authority and the Japanese Civil Aviation Board, for example, regulate these matters in other countries. In order to sell a subject product or service, it is necessary to obtain the required licenses for the product or service under these various regulations. In addition, designing new products to meet existing regulatory requirements and retrofitting installed products to comply with new regulatory requirements can be both expensive and time consuming. We have a long history of experience with the complex regulatory environment in which we operate and believe this enables us to efficiently obtain the required approvals for new products and services.

    Combination of Manufacturing and Cabin Interior Design, Program Management and Integration Services. We have continued to expand our products and services, believing that the airline industry increasingly will seek an integrated approach to the design, development, integration, installation, testing and sourcing of aircraft cabin interiors. We believe that we are the only company which both manufactures a broad, technologically-advanced line of cabin interior products and offers cabin interior design, program management and integration capabilities. Based on our established reputation for quality, service and product innovation, we believe that we are well positioned to serve the world's major airlines as well as the world's major manufacturers, owners and operators of business jets.

    Diverse Markets and Broad Customer Base. Serving diverse customers and worldwide markets reduces our dependence on particular customers or geographic segments. For the year ended December 31, 2004, no customer accounted for more than 10% of our net sales and our top 10 customers accounted for approximately 34% of net sales. Approximately 83% of our net sales were directly to airlines and other customers, 10% were to business jet manufacturers and 7% were to original equipment manufacturers. In addition to this customer diversification, there is further diversification by geographic region. For the past three years 49% of our net sales were to customers located outside the United States, with approximately 18% of our net sales for the same period coming from customers in the Asia-Pacific region. International sales as a percentage of total sales is expected to increase significantly since the Asia-Pacific and Middle East regions account for approximately 58% of our current backlog. We believe this geographic diversification makes us less susceptible to downturns in specific geographic regions and allows us to take advantage of regional growth trends. For example, air traffic in the Asia-Pacific and Middle East regions, which experienced a much less severe downturn than in North America over the past three years, was up 20.5% and 24.8%, respectively, during 2004.

    Growth Opportunities

    We believe that we will benefit from the following trends in the aerospace industry:

    Worldwide Air Traffic Growth and Airline Capacity Additions Drive Resurgence in Aftermarket Activities. Our substantial installed base provides significant ongoing revenues from replacements, upgrades, repairs and the sale of spare parts. For the fiscal years ended December 31, 2004 and December 31, 2003, approximately 60% and 57% of our revenues, respectively, were derived from aftermarket activities. In addition, aftermarket revenues are generally driven by aircraft usage, and as such, they have historically tended to recover more quickly than OEM revenues. As worldwide air traffic grows and airlines add capacity, initially by bringing grounded aircraft back into service and upgrading and repairing the cabin interiors of existing active aircraft, we expect our aftermarket activities to grow. According to IATA, during the year ended December 31, 2004, the global airline industry expanded airline capacity by approximately 12% in response to an approximately 15% increase in global air traffic. During this same period, we experienced a 24% increase in aftermarket revenues. In addition, as a result of the severity of the post-September 11, 2001 downturn, many carriers, particularly in the United States, have deferred interior maintenance. We believe that the resulting wear and tear on cabin interiors is creating substantial growth opportunities as a result of pent-up demand for retrofit programs.

    New Aircraft Introductions Lead to New Product Introductions and Major Retrofit Opportunities. Over the past two years, 11 airlines have placed orders for 119 of the new Airbus A380 wide-body aircraft and 8 airlines have placed orders for 126 of the new Boeing 787 wide-body aircraft. Emirates Airline and Qantas Airways, which together account for 46% of all A380 airline orders to date, have selected us to outfit their A380 aircraft with luxurious super first class cabin interiors, including individual passenger compartments, electrically controlled lie flat seating, luxurious cabinetry and various state of the art lighting products. These airlines, along with the other carriers that have placed orders to date for these next generation wide-body aircraft, are also evaluating their existing wide-body fleets to try to maintain fleet-wide commonality of their cabin interiors as they begin to take delivery of the new aircraft. Based on discussions to date with several of these carriers and based on our experience with the introduction of other wide-body aircraft, we expect the vast majority of these airlines will place retrofit orders for their existing wide-body aircraft over the next several years and we hope to be selected to retrofit some of these aircraft.

    Expansion of Worldwide Fleet and Shift toward Wide-Body Aircraft. As a result of growth in worldwide traffic, the worldwide airline fleet is expected to grow, both through reactivation of grounded aircraft and new deliveries. According to the Airline Monitor, new deliveries of large commercial aircraft grew to 602 aircraft in 2004 from 575 in 2003, and are expected to increase to 680 in 2005, 760 in 2006, 790 in 2007 and 815 in 2008. Approximately 29% of
these aircraft are expected to be wide-body aircraft in 2008. According to the Airline Monitor, new deliveries of wide-body aircraft totaled 135 in 2004 and are expected to increase to 162 in 2005, 167 in 2006, 190 in 2007 and 230 in 2008. Wide-body aircraft currently carry up to up to three or four times the number of seats as narrow-body aircraft, and because of multiple classes of service, including large first class and business class configurations, our average revenue per aircraft on a wide-body aircraft is substantially higher than on a narrow-body aircraft. Wide-body aircraft outfitted with international super first class compartments will have significantly higher average revenue per aircraft than wide-body aircraft outfitted with traditional cabin interior furnishings. As the size of the fleet expands, demand should also grow for upgrade and refurbishment programs and for cabin interior products, including spares and fasteners.

    Opportunity to Substantially Expand our Addressable Markets through our Fastener Distribution Business. Our fastener distribution business leverages our key strengths, including marketing and service relationships with most of the world's airlines and airframe manufacturers. As over 60% of our fastener demand is generated by the existing worldwide fleet, demand for fasteners should increase over time as the fleet expands, in a manner similar to the market for cabin interior products.

    Business Jet and VIP Aircraft Fleet Expansion and Related Retrofit Opportunities. Although business jet deliveries have declined over the 2002 - 2003 period, several larger business jet types, including the Boeing Business Jet, the Bombardier Challenger, the Global Express, the Gulfstream 450 and 550, the Falcon 900, the Airbus Corporate Jet, the Cessna Citation X and the Cessna Citation XLS, are expected to be significant contributors to the growth in new general aviation aircraft deliveries going forward. Industry sources indicate that approximately 7,700 business jets will be built between 2003 and 2013 with a value of more than $115 billion, and approximately 50% of these jets are projected to be the larger business jet types mentioned above. This is important to us because the typical cost of cabin interior products manufactured for a small business jet is approximately $162,000; whereas the interior furnishings for a larger business jet such as the Boeing Business Jet could range up to approximately $1.4 million. Advances in engine technology and avionics and the continued development of fractional ownership of executive aircraft are also important growth factors for the business jet market. In addition, with the general aviation and VIP aircraft fleet consisting of approximately 13,000 aircraft with an average age of approximately 16 years, we believe significant cabin interior retrofit and upgrade opportunities exist.

    Opportunity in Market for Passenger-to-Freighter Conversions. Industry sources project that the size of the worldwide freighter fleet will almost double over the next twenty years, with almost 3,000 aircraft being added. Industry sources also estimate that 2,200 of these aircraft are expected to come from converting commercial passenger jets to use as freighters.

    Improving Business Conditions. Improving worldwide industry conditions have already resulted in increasing demand for our products and services, as demonstrated by an increase in bookings of over 35% during fiscal 2004, as compared to fiscal 2003. At December 31, 2004, backlog was in excess of $700 million, an increase of over 40% as compared to the backlog levels at December 31, 2003, and active RFQs were in excess of $1.3 billion. We expect demand to further increase as industry conditions continue to improve over the course of the next several years. As a result of the steps we have taken to respond to the industry downturn, including the consolidation of our facilities, we believe we are well positioned to experience enhanced earnings power throughout this recovery period due to our substantial operating leverage. We believe that our factories have the capacity to generate annual revenues of up to approximately $1 billion without substantial additional capital investment.

    Business Strategy

    Our business strategy is to maintain a leadership position and to best serve our customers by:

    o Offering the broadest and most innovative products and services in the industry;

    o Offering the broadest range of engineering services in the industry, including design, integration, installation and certification services and aircraft reconfiguration along with passenger-to-freighter conversion capabilities;

    o Pursuing the highest level of quality in every facet of our operations, from the factory floor to customer support;

    o Aggressively pursuing initiatives of continuous improvement of our manufacturing operations to reduce cycle time, lower cost, improve quality and expand our margins; and

    o Pursuing a worldwide marketing and product support approach focused by airline and commercial and general aviation airframe manufacturer and encompassing our entire product line.

    Products and Services

    We conduct our operations through strategic business units that have been aggregated under three reportable segments: the Commercial Aircraft, Distribution and Business Jet segments.


                                              Fiscal Year Ended          Fiscal Year Ended         Ten-Month Period Ended
                                              December 31, 2004          December 31, 2003            December 31, 2002
                                            -----------------------    ----------------------    --------------------------
                                               Net         % of           Net        % of           Net            % of
                                              Sales      Net Sales       Sales     Net Sales       Sales         Net Sales
                                            ---------  ------------    ---------  -----------    ---------   --------------
        Commercial aircraft segment
           Seating                            $251.4       34.3%         $217.9       34.9%        $144.6       28.7%
           Interior systems                    149.0       20.3%          137.5       22.0%         116.0       23.0%
           Engineering services and
           engineered structures
           and components                      113.7       15.5%           99.9       16.0%          93.9       18.7%
                                            ---------  ------------    ---------  -----------    ---------   --------------
        Total commercial aircraft              514.1       70.1%          455.3       72.9%         354.5       70.4%
        Distribution segment                   144.2       19.7%          103.7       16.6%          78.0       15.5%
        Business jet segment                    75.2       10.2%           65.4       10.5%          71.1       14.1%
                                             ---------  ------------    ---------  -----------    ---------   -------------
           Net sales                          $733.5      100.0%         $624.4      100.0%        $503.6      100.0%
                                             =========  ============    =========  ===========    =========   =============

    Commercial Aircraft Segment

    Seating

    We believe, based on our experience in the industry, that we are the world's leading manufacturer of aircraft seats, offering a wide selection of first class, business class, tourist class and regional seats. A typical seat manufactured and sold by us includes the seat frame, cushions, armrests, tray table and a variety of optional features such as adjustable lumbar supports, footrests, reading lights, head/neck supports, oxygen masks and telephones. We estimate that as of December 31, 2004 we had an aggregate installed base of approximately 1.0 million aircraft seats valued at replacement prices of approximately $2.2 billion.

    First and Business Classes. Based upon major airlines' program selection and orders on hand, we believe we are the leading worldwide manufacturer of premium class seats. Our line of first class sleeper seats incorporates full electric actuation, an electric ottoman, privacy panels and sidewall-mounted tables. Our business class seats incorporate features from over 25 years of seating design. The business class seats include electrical or mechanical actuation, PC power ports, telephones, leg rests, adjustable lumbar cushions, four-way adjustable headrests and fiberoptic reading lights. The first and business class products are substantially more expensive than tourist class seats due to these luxury appointments.

    Tourist Class and Regional Jet Seats. We believe, based on our experience in the industry, that we are a leading worldwide manufacturer of tourist class seats and regional aircraft seats. We believe our next-generation coach class seat, Spectrum(R), has become the industry's most popular seat platform for single-aisle aircraft since its launch in late 2002. We believe the seat improves comfort and offers significantly improved passenger living space as well as benefiting the airlines with simplified maintenance and spare parts purchasing. Spectrum(R) was engineered for use across the entire single-aisle aircraft fleet, including regional jets.

    Spares. Aircraft seats require regularly scheduled maintenance in the course of normal passenger use. Airlines depend on seat manufacturers and secondary suppliers to provide spare parts and kit upgrade programs. As a result, a significant market exists for spare parts.

    Interior Systems

    We believe, based on our experience in the industry, that we are the leading manufacturer of interior systems for both narrow and wide-body aircraft, offering a broad selection of coffee and beverage makers, water boilers, ovens, liquid containers, refrigeration equipment, oxygen delivery systems and a variety of other interior components. We estimate that as of December 31, 2004 we had an aggregate installed base of such equipment, valued at replacement prices, of approximately $1.8 billion.

    Coffee Makers. We believe, based on our experience in the industry, that we are the leading manufacturer of aircraft coffee makers. We manufacture a broad line of coffee makers, including the recently introduced Endura(R) beverage maker, coffee warmers and water boilers, and a Combi Unit(R) which will both brew coffee and boil water for tea while utilizing 25% less electrical power than traditional 5,000-watt water boilers. We also manufacture a cappuccino/espresso maker.

    Ovens. We believe, based on our experience in the industry, that we are the leading manufacturer of a broad line of specialized ovens, including high-heat efficiency ovens, high-heat convection and steam ovens and warming ovens. Our
DS Steam Oven uses a method of preparing in-flight food by maintaining constant temperature and moisture in the food. It addresses the airlines' need to provide a wider range of food offerings than can be prepared by convection ovens.

    Refrigeration Equipment. We believe, based on our experience in the industry, that we are the worldwide industry leader in the design, manufacture and supply of commercial aircraft refrigeration equipment. We manufacture a self-contained wine and beverage chiller, refrigerators/freezers and air chilling systems.

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

    Engineered Interior Structures, Components and Assemblies. We believe, based on our experience in the industry, that we are a leader in designing and manufacturing galley structures, crew rest compartments and related components.

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

    Crew Rest Compartments. We believe, based on our experience in the industry, that we are a leader in the design, certification and manufacture of crew rest compartments. The flight crew utilizes crew rest compartments to sleep during long-haul international flights. A crew rest compartment is constructed utilizing lightweight cabin interior materials and incorporates electrical, heating, ventilation and air conditioning and lavatory systems.

    Aerospace Components and Assemblies. We believe, based on our experience in the industry, that we are a leading manufacturer of complex high-quality machined and fabricated metal components, assemblies and kits for aerospace and defense customers with demanding end-use applications. Our major products consist of gears, gearboxes, pistons and piston assemblies and standard hydraulic fittings. Additionally, we fabricate structural components and related items for fuselage, wing and payload sections including wing skin and fuel tank enclosure parts for commercial aircraft. Through these manufacturing activities we also provide our customers with significant engineering, materials and technical expertise.

    Passenger-to-Freighter Conversions. We believe, based on our experience in the industry, that we are a leading supplier of structural design and integration services, including airframe modifications for passenger-to-freighter conversions. In addition, we believe we are the leading provider of Boeing 767 passenger-to-freighter conversions and have performed conversions for Boeing 747-200 Combi Unit(R), Boeing 747-200 (door only) and Airbus A300 B4 aircraft. Freighter conversions require sophisticated engineering capabilities and very large and complex proprietary parts kits.

    Distribution Segment

    Through our M & M subsidiary, we believe we offer one of the broadest lines of fasteners and inventory management services worldwide. Over 60% of our fastener sales are to the aftermarket, and over 60% of our orders are shipped the same day that they are received. With over 100,000 SKUs and next-day service, we serve as a distributor for essentially every major aerospace fastener manufacturer. Our service offerings include inventory management and replenishment, electronic data interchange, special packaging and bar-coding, quality assurance testing and purchasing assistance. Our seasoned purchasing and sales team, coupled with state-of-the-art information technology and automated retrieval systems, provide the basis for our reputation for high quality and overnight delivery.

    Business Jet Segment

    We believe, based on our experience in the industry, that we are the leading manufacturer of a broad product line of furnishings for business jets. Our products include a complete line of business jet seating and sofa products, direct and indirect lighting, air valves and oxygen delivery systems as well as sidewalls, bulkheads, credenzas, closets, galley structures, lavatories and tables. We have the capability to provide complete interior packages, including all design services, all interior components and program management services for executive aircraft interiors. We believe we are the preferred supplier of seating products and direct and indirect lighting systems for essentially every general aviation airframe manufacturer. We estimate that as of December 31, 2004 we had an aggregate installed base of such equipment, valued at replacement prices, of approximately $877 million.

    Research, Development and Engineering

    We work closely with commercial airlines to improve existing products and identify customers' emerging needs. Our expenditures in research, development and engineering totaled $55.1 million for fiscal year ended December 31, 2004, $44.7 million for the fiscal year ended December 31, 2003 and $34.1 million for the transition period ended December 31, 2002. We employed 522 professionals in engineering, research and development and program management as of December 31, 2004. We believe, based on our experience in the industry, that we have the largest engineering organization in the cabin interior products industry, with mechanical, electrical, electronic and software design skills, as well as substantial expertise in materials composition and custom cabin interior layout design and certification.

    Marketing and Customers

    We market and sell our commercial aircraft products directly to virtually all of the world's major airlines and airframe manufacturers. Airlines select manufacturers of cabin interior products primarily on the basis of custom design capabilities, product quality and performance, on-time delivery, after-sales customer service, product support and price. We believe that our large installed base, our timely responsiveness in connection with the custom design, manufacture, delivery and after-sales customer service and product support of our products and our broad product line and stringent customer and regulatory requirements all present barriers to entry for potential new competitors in the cabin interior products market.

    We believe that airlines prefer our integrated worldwide marketing approach, which is focused by airline and encompasses our entire product line. Led by a senior executive, teams representing each product line serve designated airlines that together accounted for 61% of the purchases of products manufactured by our Commercial Aircraft Group during the fiscal year ended December 31, 2004. Our teams have developed customer-specific strategies to meet each airline's product and service needs. We also staff "on-site" customer engineers at major airlines and airframe manufacturers to represent our entire product line and work closely with the customers to develop specifications for each successive generation of products required by the airlines. These engineers help customers integrate our wide range of cabin interior products and assist in obtaining the applicable regulatory certification for each particular product or cabin configuration. Through our on-site customer engineers, we expect to be able to more efficiently design and integrate products that address the requirements of our customers. We provide program management services, integrating all on-board cabin interior equipment and systems, including installation and Federal Aviation Administration certification, allowing airlines to substantially reduce costs. We believe that we are one of the only suppliers in the commercial aircraft cabin interior products industry with the size, resources, breadth of product line and global product support capability to operate in this manner.

    We market our business jet products directly to all of the world's general aviation airframe manufacturers, modification centers and operators. Business jet owners typically rely upon the airframe manufacturers and completion centers to coordinate the procurement and installation of their interiors. Business jet owners select manufacturers of business jet products on a basis similar to commercial aircraft interior products: customer design capabilities, product quality and performance, on-time delivery, after-sales customer service, product support and price. We believe that potential new competitors would face a number of barriers to entering the cabin interior products market. Barriers to entry include regulatory requirements, our large installed product base, our custom design capability, manufacturing capability, delivery, and after-sales customer service, product support and our broad product line.

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

    Our program management approach assigns a program manager to each significant contract. The program manager is responsible for all aspects of the specific contract and profitability, including managing change orders, negotiating related non-recurring engineering charges and monitoring the progress of the contract through its scheduled delivery dates. We believe that our customers benefit substantially from our program management approach, including better on-time delivery and higher service levels. We also believe our program management approach results in better customer satisfaction.

    As of December 31, 2004, our direct sales and marketing organization and product support consisted of 241 persons, plus 49 independent sales representatives. Our sales to non-U.S. customers were approximately $357 million for the fiscal year ended December 31, 2004 and $317 million for the fiscal year ended December 31, 2003 or approximately 49% and 51%, respectively, of net sales during such periods. Approximately 83% and 74% of our total revenues were derived from airlines and other commercial aircraft operators during the fiscal year ended December 31, 2004 and the fiscal year ended December 31, 2003, respectively. Approximately 60% of our revenues during the fiscal year ended December 31, 2004 and 57% of our revenues for the fiscal year ended December 31, 2003 were from refurbishment, spares and upgrade programs. During the fiscal years ended December 31, 2004 and December 31, 2003, no single customer accounted for more than 10% of our consolidated sales. The portion of our revenues attributable to particular customers varies from year to year with the airlines' scheduled purchases of new aircraft and for retrofit and refurbishment programs for their existing aircraft.

    Backlog

    We estimate that our backlog at December 31, 2004 was in excess of $700 million as compared to approximately $500 million at December 31, 2003 and $450 million at December 31, 2002. Of our backlog at December 31, 2004, approximately 44% is scheduled to be deliverable within the next twelve months. While 27% of our total backlog is with North American customers, less than 10% of our total backlog is with North American airlines. Approximately 14% is with European customers and approximately 58% is with Asian Pacific and Middle East customers (including Australia and New Zealand). Our backlog includes backlog from all of our businesses. Orders during the fiscal year ended December 31, 2004 increased by over 35% above the order level during the same period in 2003, and our backlog at December 31, 2004 increased by over 40% compared to the backlog at December 31, 2003 despite a 17.5% year over year increase in revenues.

    Customer Service

    We believe that our customers place a high value on customer service and product support and that this service is a critical differentiating factor in our industry. The key elements of such service include:

    o Rapid response to requests for engineering design, proposal requests and technical specifications;

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

    Our principal competitors for seating products are Group Zodiac S.A. and Keiper Recaro GmbH. Our primary competitors for interior systems products are Britax PLC, JAMCO and Intertechnique. Our principal competitors in the passenger-to-freighter conversion business include Boeing Airplane Services, Elbe Flugzeugwerk GmbH, a division of EADS, Israel Aircraft Industries, Pemco World Air Services and Aeronavili. Our principal competitors for other product and service offerings in our engineered interior structures, components and assemblies include TIMCO, JAMCO, Britax PLC and Driessen Aircraft Interior Systems. The market for business jet products is highly fragmented, consisting of numerous competitors, the largest of which is Decrane Aircraft Holdings. Our primary competitors in the fastener distribution market are Honeywell Hardware Products Group, Wesco Aircraft Hardware, C.J. Fox and Pentacon.

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

    Government Regulation

    The Federal Aviation Administration (FAA) prescribes standards and licensing requirements for aircraft components, and licenses component repair stations within the United States. Comparable agencies regulate such matters in other countries. We hold several FAA component certificates and perform component repairs at a number of our U.S. facilities under FAA repair station licenses. We also hold an approval issued by the U.K. Civil Aviation Authority to design, manufacture, inspect and test aircraft seating products in Leighton Buzzard, England and to manufacture and ship from our Kilkeel, Northern Ireland facility. We also have the necessary approvals to design, manufacture, inspect, test and repair our interior systems products in Nieuwegein, the Netherlands.

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

    On October 4, 2002, the FAA published a Supplemental Notice of Proposed Rule Making (SNPRM). This SNPRM proposed extending the current requirement for "enhanced safety" seats (16G seats) on aircraft designs registered after 1988 to all aircraft. This proposed rule would require that older design aircraft be retrofitted with new enhanced safety "16G" seats over a multi-year basis. The public comment period for the proposed retrofit rule closed on March 3, 2003. The date for final rule making and any changes to the details of the rule will be based on the comments received and the priority assigned to this proposal by the FAA.

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

    Patents

    We currently hold 155 U. S. patents and 110 international patents, covering a variety of products. We believe that the termination, expiration or infringement of one or more of such patents would not have a material adverse effect on us.

    Employees

    As of December 31, 2004, we had approximately 3,500 employees. Approximately 69% of our employees are engaged in manufacturing/distribution operations, 15% in engineering, research and development and program management and 16% in sales, marketing, product support and general administration. Unions represent approximately 18% of our worldwide employees. One domestic labor contract representing 3% of our employees expires on April 30, 2006. The other labor contract with the only other domestic union, which represents approximately 6% of our employees, runs through May 2007. We consider our employee relations to be good.

    Financial Information About Segments and Foreign and Domestic Operations

    Financial and other information by segment and relating to foreign and domestic operations for the fiscal year ended December 31, 2004 and December 31, 2003 and the ten-month transition period ended December 31, 2002, is set forth in note 14 to our consolidated financial statements.

    Available Information

    Our filings with the Securities and Exchange Commission (the SEC), including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, are available free of charge on our website as soon as reasonably practicable after they are filed with, or furnished to, the SEC. Our Internet website is located at http://www.beaerospace.com. Information included in or connected to our website is not incorporated by reference in this annual report.



                  [Remainder of page intentionally left blank]

ITEM 2.  PROPERTIES

    As of December 31, 2004, we had 11 principal operating facilities and one administrative facility, which comprised an aggregate of approximately 1.2 million square feet of space. The following table describes the principal facilities and indicates the location, function, approximate size and ownership status of each location.

                                                                                           Facility
                                                                                             Size
               Segment                             Location                  Purpose      (Sq. Feet)        Ownership
-------------------------------------- --------------------------------- ---------------- ------------ ---------------------
Commercial Aircraft                    Winston-Salem, North Carolina....  Manufacturing       264,800         Leased
                                       Leighton Buzzard, England........  Manufacturing       114,000         Owned
                                       Kilkeel, Northern Ireland........  Manufacturing       110,500      Leased/Owned
                                       Anaheim, California..............  Manufacturing        98,000         Leased
                                       Lenexa, Kansas...................  Manufacturing        80,000         Leased
                                       Nieuwegein, the Netherlands......  Manufacturing        47,350         Leased
                                       Marysville, Washington...........  Engineering
                                                                          Services/
                                                                          Manufacturing       110,000         Leased
                                       Westminster, California..........  Manufacturing        70,000         Leased

Business Jet                           Miami, Florida...................  Manufacturing       110,000         Leased
                                       Holbrook, New York...............  Manufacturing        20,100         Leased

Distribution                           Miami, Florida...................  Distribution        210,000         Leased

Corporate                              Wellington, Florida..............  Administrative       17,700         Owned
                                                                                            ---------
                                                                                            1,252,450


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




                  [Remainder of page intentionally left blank]

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

    Our common stock is quoted on the Nasdaq National Market under the symbol "BEAV." The following table sets forth, for the periods indicated, the range of high and low per share closing sales prices for the common stock as reported by Nasdaq.


                                      Calendar Year Ended
                                         December 31,
                        -------------------------------------------------
                              2004                         2003
                        -------------------         ---------------------
                          High      Low                High       Low
                        -------------------------------------------------
                                       (Amounts in Dollars)
                        ---------- --------         ----------- ---------
    First Quarter        $ 7.37    $5.30              $3.89      $1.25
    Second Quarter         7.58     5.93               3.76       1.60
    Third Quarter         11.58     6.46               5.62       2.67
    Fourth Quarter        11.88     8.58               6.15       4.27

    On March 7, 2005 the last reported sale price of our common stock as reported by Nasdaq was $12.64 per share. As of such date, based on information provided to us by The Bank of New York, our transfer agent, we had approximately 1,000 registered holders and because many of these shares are held by brokers and other institutions on behalf of the beneficial holders, we are unable to estimate the number of beneficial shareholders represented by these holders of record. We have not paid any cash dividends in the past, and we have no present intention of doing so in the immediate future. Our Board of Directors intends, for the foreseeable future, to retain any earnings to reduce indebtedness and finance our future growth, but expects to review our dividend policy regularly. The indentures, governing our 8% and 8-7/8% senior subordinated notes and 8-1/2% senior notes, as well as our amended and restated bank credit facility, permit the declaration of cash dividends only in certain circumstances described therein.



                  [Remainder of page intentionally left blank]

ITEM 6.  SELECTED FINANCIAL DATA
(In millions, except per share data)

    Effective as of February 24, 2001, we acquired Alson Industries, Inc., T.L. Windust Machine, Inc., Maynard Precision, Inc. and DMGI, Inc. During fiscal 2002, we acquired M&M Aerospace Hardware, Inc., Nelson Aero Space, Inc. and Denton Jet Interiors, Inc. We also made one acquisition during the transition period ended December 31, 2002, one acquisition during fiscal 2003, and two acquisitions during fiscal 2004. Results for each of these acquisitions are included in our operations in the financial data below since the date of acquisition. The financial data as of December 31, 2004, December 31, 2003, the transition period ended December 31, 2002 and for the fiscal years ended February 23, 2002 and February 24, 2001 have been derived from financial statements that have been audited by our independent registered public accounting firm. The financial data for calendar 2002 and for the period from February 25, 2001 to December 31, 2001 has been derived from unaudited financial statements. Effective January 1, 2003, the Company adopted SFAS No. 145 "Rescissions of FASB Statements No. 4, 44, and 64, amendment of FASB Statement No. 13, and Technical Corrections" and, accordingly, has reclassified certain amounts from extraordinary item to loss on debt extinguishment in the summary financial data below. The following financial information is qualified by reference to, and should be read in conjunction with, our historical financial statements, including notes thereto, which are included in Item 15 of this Form 10-K.


                                             ----------------------------------    ---------------------    ----------------------
                                                          Calendar                      Ten-Month                  Fiscal
                                                         Year Ended                    Period Ended              Year Ended
                                             ----------------------------------    ---------------------    ----------------------
                                              Dec. 31,     Dec. 31,    Dec. 31,     Dec. 31,    Dec. 31,     Feb. 23,     Feb. 24,
                                                2004         2003        2002         2002        2001         2002        2001(d)
                                             ----------------------------------    ---------------------    ----------------------
Statements of Operations Data:
Net sales.................................     $  733.5     $  624.4    $  601.5     $  503.6    $  582.6     $  680.5      $666.4
Cost of sales(a)..........................        494.8        453.6       417.9        352.3       464.4        530.1       416.6
                                               --------     --------    --------     --------    --------     --------      ------
Gross profit..............................        238.7        170.8       183.6        151.3       118.2        150.4       249.8
Gross margin..............................         32.5%        27.4%       30.5%        30.0%       20.3%        22.1%       37.5%
Operating expenses:
  Selling, general and administrative(b)..        119.2        105.8       147.2        128.0       120.2        139.4       124.2
  Research, development and engineering...         55.1         44.7        40.8         34.1        36.7         43.5        48.9
                                               --------      -------     -------     --------     -------     --------      ------
Operating earnings (loss).................         64.4         20.3        (4.4)       (10.8)      (38.7)       (32.5)       76.7
Operating margin..........................          8.8%         3.3%         NM           NM          NM           NM        11.5%
Interest expense, net.....................         76.1         70.6        69.0         57.3        48.8         60.5        54.2
Loss on debt extinguishment(c)............          8.8          1.2          --           --         9.3          9.3          --
                                               --------     --------    --------     --------    --------     --------      ------
(Loss) earnings before income taxes.......        (20.5)       (51.5)      (73.4)       (68.1)      (96.8)      (102.3)       22.5
Income taxes .............................          1.5          2.0         2.7          2.7         2.0          1.8         2.2
                                               --------     --------    --------     --------    --------     --------      ------
Net (loss) earnings.......................     $  (22.0)    $  (53.5)   $  (76.1)    $  (70.8)   $  (98.8)    $ (104.1)     $ 20.3
                                               ========     ========    ========     ========    ========     ========      ======

Basic net (loss) earnings per share:
Net (loss) earnings.......................     $  (0.53)    $  (1.49)   $  (2.19)    $  (2.03)   $  (3.05)    $  (3.18)     $ 0.80
                                               ========     ========    ========     ========    ========     ========      ======

Weighted average common shares............         41.7         36.0        34.8         34.9        32.4         32.7        25.4

Diluted net (loss) earnings per share:
Net (loss) earnings.......................     $  (0.53)    $  (1.49)   $  (2.19)    $  (2.03)   $  (3.05)    $  (3.18)     $ 0.78
                                               ========     ========    ========     ========    ========     ========      ======

Weighted average common shares............         41.7         36.0        34.8         34.9        32.4         32.7        25.9

Balance Sheet Data (end of period):
Working capital...........................     $  225.0     $  274.3    $  262.9     $  262.9    $  295.6     $  304.8      $174.9
Goodwill, intangible and other assets, net        545.5        541.5       534.9        534.9       555.2        529.2       433.4
Total assets..............................      1,024.8      1,052.5     1,067.1      1,067.1     1,177.8      1,128.3       936.0
Long-term debt, net of current portion....        678.6        880.1       836.0        836.0       853.7        853.5       603.8
Stockholders' equity......................        182.8         31.9        69.3         69.3       142.6        121.1       135.3

                               Footnotes to Table

(a) We have acquired 26 businesses since 1989 for an aggregate purchase price of nearly $1 billion. We have incurred and expensed approximately $310 during the period from 1989 to 2001 related to acquisitions, integration of such acquisitions, consolidation of 17 facilities and reduction of approximately 3,000 employees. We incurred and expensed approximately $175 of such costs (including approximately $74 of cash costs) since the terrorist attacks of September 11, 2001, increasing the number of facilities consolidated to 22, and our headcount reductions to approximately 4,500 employees. This program was completed during 2003.

       We incurred costs related to this program as follows:



                                       Fiscal        Fiscal                    Ten-Month    Ten-Month
                                        Year          Year         Year         Period        Period
                                        Ended         Ended        Ended         Ended        Ended
                                    December 31,  December 31,  December 31,  December 31,  December 31,
                                        2004          2003         2002           2002         2001
                                    ------------  ------------  ------------  ------------  ------------

Cash charges (severance,
    integration costs, lease
    termination costs,
    relocation, training,
    facility preparation)              $  --         $19.9          $36.7        $32.5         $ 17.1
 Write-down of property, plant,
    equipment, inventory and
    other assets                          --          10.9            7.0          7.0           62.9
 Impaired intangible assets               --            --             --           --           20.4
                                       -----         -----          -----        -----         ------
                                       $  --         $30.8          $43.7        $39.5         $100.4
                                       =====         =====          =====        =====         ======


       The consolidation and integration costs have been included as a component of cost of sales.

       We also incurred acquisition-related expenses of $6.8 during the fiscal year ended February 23, 2002, which have been included as a component of selling, general and administrative expenses.

(b) In February 2003, we received an adverse arbitration award related to the amounts due us from the Thales Group, which reduced the amount due by $29.5. This non-cash charge is included in selling, general and administrative expenses in the calendar year and ten-month period ended December 31, 2002.

(c) A loss on debt extinguishment of $8.8 for unamortized debt issuance costs, redemption premiums and expenses related to early retirement for our 9 1/2% senior subordinated notes due November 1, 2008 has been included in our statement of operations for fiscal 2004. A loss on debt extinguishment of $1.2 for unamortized debt issue costs associated with the downsizing of our bank credit facility following the sale of $175.0 of senior notes in October 2003 has been included in our statement of operations for fiscal 2003. A loss on debt extinguishment of $9.3 for unamortized debt issue costs, redemption premiums and expenses related to the early retirement of our 9 7/8% senior subordinated notes due
       February 1, 2006 has been included in our consolidated statement of operations for the fiscal year ended February 23, 2002.

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

    We generally derive our revenues from the refurbishment or upgrade programs for the existing worldwide fleets of commercial and general aviation aircraft and new aircraft deliveries. For fiscal 2004, fiscal 2003 and the ten month transition period ended December 31, 2002, approximately 60%, 57% and 60%, respectively, of our revenues were derived from the aftermarket, with the remaining portions attributable to new aircraft deliveries. We believe our large installed base of products, estimated to be approximately $4.9 billion as of December 31, 2004 (valued at replacement prices), gives us a significant advantage over our competitors in obtaining orders both for spare parts and for refurbishment programs, principally due to the tendency of the airlines to purchase equipment for such programs from the original supplier.

    We conduct our operations through strategic business units that have been aggregated under three reportable segments: the Commercial Aircraft, Distribution and Business Jet segments.

    Net sales by line of business were as follows:


                                      ------------------------     ------------------------    --------------------------------
                                          Fiscal Year Ended            Fiscal Year Ended            Ten-Month Period Ended
                                          December 31, 2004            December 31, 2003               December 31, 2002
                                      ------------------------     ------------------------    --------------------------------
                                           Net       % of              Net        % of                Net          % of
                                          Sales     Net Sales         Sales      Net Sales           Sales        Net Sales
                                       ---------- -------------     --------- --------------    ------------- ------------------
   Commercial aircraft segment
     Seating                             $251.4       34.3%          $217.9       34.9%              $144.6       28.7%
     Interior systems                     149.0       20.3%           137.5       22.0%               116.0       23.0%
     Engineering services and
     engineered structures
     and components                       113.7       15.5%            99.9       16.0%                93.9       18.7%
                                      ---------- -------------     --------- --------------    ------------- ------------------
   Total commercial aircraft              514.1       70.1%           455.3       72.9%               354.5       70.4%
   Distribution segment                   144.2       19.7%           103.7       16.6%                78.0       15.5%
   Business jet segment                    75.2       10.2%            65.4       10.5%                71.1       14.1%
                                      ---------- -------------     --------- --------------    ------------- ------------------
   Net sales                             $733.5      100.0%          $624.4      100.0%              $503.6      100.0%
                                      ========== =============     ========= ==============    ============= ==================

    Net sales by domestic and foreign operations were as follows:

                                    Fiscal          Fiscal      Ten-Month Period
                                  Year Ended      Year Ended        Ended
                                 December 31,    December 31,    December 31,
                                     2004           2003             2002
                                 ------------    ------------   ----------------
United States operations            $495.7         $408.0           $362.4
Europe operations                    237.8          216.4            141.2
                                 ------------    ------------   ----------------
Total                               $733.5         $624.4           $503.6
                                 ============    ============   ================

    Net sales by geographic segment (based on destination) were as follows:


                           Fiscal Year Ended              Fiscal Year Ended                 Ten-Month Period Ended
                           December 31, 2004              December 31, 2003                   December 31, 2002
                      ----------------------------    ---------------------------     -----------------------------------
                          Net          % of               Net         % of                 Net              % of
                         Sales        Net Sales          Sales       Net Sales            Sales           Net Sales
                      ----------- ----------------    ----------- ---------------     -------------- --------------------
United States            $376.5        51.3%             $307.5       49.3%               $269.8            53.6%
Europe                    175.1        23.9%              168.4       27.0%                121.0            24.0%
Asia                      143.3        19.5%              114.0       18.2%                 79.0            15.7%
Rest of World              38.6         5.3%               34.5        5.5%                 33.8             6.7%
                      ----------- ----------------    ----------- ---------------     -------------- --------------------
Total                    $733.5       100.0%             $624.4      100.0%               $503.6           100.0%
                      =========== ================    =========== ===============     ============== ====================

    We have substantially expanded the size, scope and nature of our business through a number of acquisitions. Since 1989, we have completed 26 acquisitions, including two acquisitions during fiscal 2004, one acquisition during fiscal 2003 and one acquisition during the transition period ended December 31, 2002, for an aggregate purchase price of approximately $1 billion, in order to position ourselves as the preferred global supplier to our customers.

    During the period from 1989 to 2000, we integrated the acquired businesses, closing 17 facilities, reducing our workforce by 3,000 positions and implementing common information technology platforms and lean manufacturing initiatives company-wide. This integration effort resulted in costs and charges totaling approximately $125.

    The rapid decline in industry conditions brought about by the terrorist attacks on September 11, 2001 caused us to implement a facility consolidation and integration plan designed to re-align our capacity and cost structure with changed conditions in the airline industry. The facility consolidation and integration plan included closing five facilities and reducing workforce by approximately 1,500 employees. We believe these initiatives will enable us to substantially expand profit margins as industry conditions continue to improve and demand increases, strengthen the global business management focus on our core product categories and more effectively leverage our resources. The total cost of this program was approximately $175, including approximately $74 of cash charges.

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

    We also believe in providing our businesses with the tools required to remain competitive. In that regard, we have, and will continue to invest in property and equipment that enhances our productivity. Over the past three years, annual capital expenditures ranged from $11 - $17. Taking into consideration our recent capital expenditure investments, current industry conditions and the recent acquisitions, we expect that annual capital expenditures will be approximately $17 for the next few years.

    Improving worldwide industry conditions have already resulted in increasing demand for our products and services, as demonstrated by an increase in bookings of approximately over 35% during fiscal 2004, as compared to fiscal 2003. At December 31, 2004, backlog was in excess of $700 million, an increase of over 40% as compared to the backlog levels at December 31, 2003, and active RFQs were in excess of $1.3 billion. We expect demand to further increase as industry conditions continue to improve over the course of the next several years. As worldwide air traffic grows and airlines add capacity, initially by bringing grounded aircraft back into service and upgrading and repairing the cabin interiors of existing active aircraft, we expect our aftermarket activities to grow. According to IATA, during the year ended December 31, 2004, the global airline industry expanded airline capacity by approximately 12% in response to an approximately 15% increase in global air traffic. During this same period, we experienced a 24% increase in aftermarket revenues. In addition, as a result of the severity of the post-September 11, 2001 downturn, many carriers, particularly in the United States, have deferred interior maintenance. We believe that the resulting wear and tear on cabin interiors is creating substantial growth opportunities as a result of pent-up demand for retrofit programs.




                [Remainder of this page intentionally left blank]

    RESULTS OF OPERATIONS

Year Ended December 31, 2004 Compared to the Year Ended December 31, 2003

    Net sales for the year ended December 31, 2004 were $733.5, an increase of $109.1 or 17.5% as compared to the prior year. Sales in 2004 increased over the 2003 level due to a higher level of units shipped as well as mix of products shipped in 2004.

    Net sales for each of our segments are set forth in the following table:

                           YEAR ENDED DECEMBER 31,
                        -----------------------------
                             2004           2003          Change
                        -------------- -------------- ----------------
 Commercial Aircraft        $514.1         $455.3         12.9%
 Distribution                144.2          103.7         39.1%
 Business Jet                 75.2           65.4         15.0%
                        -------------- -------------- ----------------
 Total Sales                $733.5         $624.4         17.5%
                        ============== ============== ================

    Sales during 2004 at our commercial aircraft segment were $514.1, an increase of $58.8 or 12.9% as compared to the prior year. The 12.9% year over year revenue growth was primarily driven by increased sales of seating products and food and beverage preparation and refrigeration equipment. The distribution segment reported record sales of $144.2, or 39.1% greater than prior year. The revenue growth at our distribution segment was driven by a broad-based increase in demand for aftermarket aircraft fasteners and market share gains. In the business jet segment, sales were up $9.8 or 15.0%, compared to severely depressed sales of the prior year as a result of the impact of the unusually low number of business jet deliveries in 2003. Revenues in 2004 and 2003 reflected a large amount of low margin completion center work as business jet deliveries, although improving, remained depressed throughout 2004.

    Gross profit for the year was $238.7 or 32.5% of sales and increased by $67.9 or 39.8%, as compared to gross profit of $170.8 or 27.4% of sales last year. The improvement in gross profit resulted from our cost reduction program, an improved product mix and manufacturing efficiencies realized from the higher level of revenues. Foreign exchange negatively impacted financial comparisons on a year over year basis by $6.3. We are subject to fluctuations in foreign exchange rates due to significant sales from our European facilities, substantially all of which are denominated in U.S. dollars, while the corresponding labor, overhead and certain material costs are denominated in British pounds or euros.

    Selling, general and administrative expenses during 2004 were $119.2 or 16.3% of sales. Selling, general and administrative expenses in 2003 were $105.8 or 16.9% of net sales. Selling, general and administrative expenses in the prior year included a $6.3 net reduction in such costs related to the Sextant settlement and insurance rebates received during 2003. The balance ($7.1) of the year over year increase is primarily attributable to higher commissions on higher sales, higher incentive compensation and acquisition related costs.

    Research, development and engineering expenses for the year were $55.1 or 7.5% of net sales, an increase of $10.4 as compared with $44.7 or 7.2% of sales last year. The increase in expenses compared to last year was primarily attributable to activities associated with newly developed products for the Airbus A380 aircraft, the international super first class suite of products and other certain other customer funded new product development activities.

    We completed our consolidation program at the end of 2003. This effort, which was initiated in response to the rapid change in industry conditions following the events of September 11, 2001, resulted in the reduction of approximately 30% of our production sites and 1,500 employee positions (30% of total workforce). Annual cost savings associated with this program, which were initially targeted at $45, are now estimated at approximately $60, about equally split between operating expenses and manufacturing costs.

    The following is a summary of operating earnings (loss) by segment:

                                               YEAR ENDED DECEMBER 31,
                                            -----------------------------
                                                2004           2003          Change
                                            -------------- -------------- ----------------
Commercial aircraft                            $39.8          $ 7.3          445.2%
Distribution                                    25.9           16.9           53.3%
Business jet                                    (1.3)         (10.2)            NM
Divestiture settlement, net of charges            --            6.3             NM
                                            -------------- -------------- ----------------
Total                                          $64.4          $20.3          217.2%
                                            ============== ============== ================

    Operating earnings for 2004 at our commercial aircraft segment were $39.8 or 7.7% of sales, an increase of $32.5 over the prior year. The increase in commercial aircraft segment operating earnings was driven by our facility consolidation and cost reduction program, ongoing manufacturing productivity initiatives, the higher level of sales and improved product mix. Foreign exchange negatively impacted financial comparisons, on a year over year basis, by $7.0.

    The distribution segment delivered revenues of $144.2, an increase of 39.1% over the prior year. Revenue growth was driven by market share gains and a broad-based increase in demand for aftermarket fasteners, driven primarily by increases in passenger traffic and attendant increases in capacity. Operating earnings at the distribution segment were $25.9 or 18.0% of sales, an increase of $9.0 or 53.3% as compared to operating earnings of $16.9 or 16.3% of sales in the prior year. The increase in distribution segment operating margin was due to operating leverage at the higher level of sales.

    The 2004 operating loss of $1.3 at the business jet segment compares favorably with a $10.2 operating loss in the prior year. The $8.9 improvement in operating earnings reflects $6.9 of consolidation charges in 2003 (compared to none in 2004), more efficient operations, better absorption of fixed costs and improved product mix. The business jet segment should be the primary beneficiary of five recently awarded international super first class programs, for which initial product deliveries are scheduled to begin in 2005.

    Consolidated operating earnings were $64.4 or 8.8% of sales, an increase of $44.1 or 217.2% as compared to operating earnings of $20.3 in the prior year. The substantial increase in operating earnings was driven by the continuing turnaround at our commercial aircraft segment combined with a broad-based increase in sales and earnings at our distribution segment and, importantly, significant cost reductions resulting from our consolidation program, which was completed during late 2003. The weakened dollar negatively impacted operating earnings by $7.0 during 2004.

    Interest expense, net during 2004 of $76.1 increased by $5.5 over interest expense incurred during 2003 of $70.6. The increase in interest expense, net was due to the issuance of $175.0 of 8.5% senior notes in 2003, partially offset by the early retirement of $200.0 of senior subordinated notes in November 2004.

    We incurred an $8.8 charge during 2004 related to the early retirement of $200.0 of 9.5% senior subordinated notes in November 2004. We expect to incur interest expense of approximately $60.0 during 2005.

    Income tax expense of $1.5 during 2004 decreased from income tax expense of $2.0 during 2003. Income taxes arise on the earnings of foreign subsidiaries for which no net operating loss carryforwards are available.

    The 2004 consolidated net loss was $22.0 or $0.53 per share, reflecting an $8.8 charge related to the early retirement of long term debt, the $7.0 negative impact of foreign exchange, $1.7 of acquisition related costs and a $5.5 increase in interest expense, net, as compared with a consolidated loss of $53.5 or $1.49 per share last year.




                [Remainder of this page intentionally left blank]

RESULTS OF OPERATIONS

Year Ended December 31, 2003 Compared to the Year Ended December 31, 2002

    Net sales for the year ended December 31, 2003 were $22.9 or 3.8% higher, compared to the prior year.

    Net sales for each of our segments are set forth in the following table:

                                 Year                             Year
                                 Ended            % of            Ended            % of           Year-over-Year
                             Dec. 31, 2003     Net Sales      Dec. 31, 2002      Net Sales            Change
                           ----------------- -------------- ----------------- --------------- -----------------------
Commercial Aircraft             $455.3           72.9%            $420.8           70.0%         $34.5        8.2%
Distribution                     103.7           16.6%              96.5           16.0%           7.2        7.5%
Business Jet                      65.4           10.5%              84.2           14.0%         (18.8)    (22.3)%
                           ----------------- -------------- ----------------- --------------- ---------- ------------
Total                           $624.4          100.0%            $601.5          100.0%         $22.9        3.8%
                           ================= ============== ================= =============== ========== ============

    Sales within the commercial aircraft segment were up $34.5 or 8.2% in 2003 compared to the prior year. Substantially all of the commercial aircraft segment revenue growth during 2003 was driven by increased aftermarket demand for seats. Distribution sales in 2003 were up $7.2 or 7.5% compared to the prior year due to market share gains. In the business jet segment, sales were down $18.8 or 22.3% compared to the prior year, reflecting the 32% decline in deliveries of new business jets.

    Gross profit was $170.8 or 27.4% of net sales for the year ended December 31, 2003, compared to $183.6 or 30.5% of net sales in 2002. The decrease in gross profit was primarily due to poor operating results at our business jet segment throughout 2003, weaker margins at our commercial aircraft segment due to product mix during the first half of 2003 and an approximately $8.0 adverse impact from the weakening U.S. dollar versus the British pound. We are subject to fluctuations in foreign exchange rates due to significant sales from our European facilities, substantially all of which are currently denominated in U.S. dollars, while the corresponding labor, material and overhead costs are denominated in British pounds or euros.

    Research, development and engineering expenses were $44.7 or 7.2% of net sales in 2003 as compared with $40.8 or 6.8% of net sales for the prior year. The increase in expenses was primarily attributable to new product development programs associated with the launch of the Airbus A380 aircraft.

    Selling, general and administrative expenses were $105.8 or 16.9% of net sales for the year ended December 31, 2003, down $41.4 compared to $147.2 or 24.5% of net sales in 2002. Such costs in 2002 included a $29.5 non-cash write-off related to the Sextant litigation.

    During 2003, we received $9.0 in connection with the resolution of final matters related to the 1999 sale of our In-Flight Entertainment business. The benefit was offset by charges totaling $7.0 primarily related to inventories, increasing our allowance for bad debts, and impairment charges to reduce properties held for sale to estimated current values.

    Our initiative to resize our company to better adapt to the dramatic change in industry conditions, by reducing excess capacity and lowering our cost structure was completed in 2003. In the process, we closed five facilities, relocated 12 major production lines and reduced workforce by approximately 1,500 employees or 30%. Total consolidation costs in 2003 were approximately $31, of which $11 was non-cash. This compares to $44 of such costs in 2002, of which $7 were non-cash costs. Such costs were included in cost of sales in both periods.

    Operating earnings of $20.3 in 2003 were $24.7 greater than in 2002, which included a $29.5 non-cash charge related to the Sextant litigation. Operating earnings of $20.3 reflect $30.8 of consolidation costs, including $10.9 of non-cash charges, as compared to consolidation costs of $43.7 in 2002. The commercial aircraft segment operating earnings improved by $8.4 on a $34.5 increase in revenues. Operating earnings at our distribution segment increased to $18.0 in 2003 on sales of $103.7, which were up 7% year-over-year. The business jet segment generated a $9.5 operating loss, an $18.4 decrease from the prior year, on an $18.8 or 22% decrease in revenues.

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

    Net loss was $53.5 or $1.49 per share for the year ended December 31, 2003 as compared to a net loss of $76.1 or $2.19 per share for the prior year.




                [Remainder of this page intentionally left blank]

LIQUIDITY AND CAPITAL RESOURCES

Current Financial Condition

    Our liquidity requirements consist of working capital needs, ongoing capital expenditures and payments of interest and principal on our indebtedness. Our primary requirements for working capital are directly related to the level of our operations. Working capital primarily consists of accounts receivable and inventories, which fluctuate with the sales of our products. Our working capital was $225.0 as of December 31, 2004, as compared to $274.3 as of December 31, 2003. The decrease in working capital from December 31, 2003 to December 31, 2004 was primarily due to the repayment of our $200.0 aggregate principal amount 9 1/2% senior subordinated notes with the net proceeds from our October 2004 common stock offering and approximately $50.0 of available cash.

    At December 31, 2004, our cash and cash equivalents were $76.3, as compared to $147.6 at December 31, 2003 and $156.9 at December 31, 2002. The decrease in cash and cash equivalents from December 31, 2003 to December 31, 2004 was primarily due to the early retirement of long term debt ($50.0) and an $18.2 net increase in working capital.

Cash Flows

    At December 31, 2004, our cash and bank credit available under our current bank credit facility was $114.7 compared to $190.2 at December 31, 2003. Cash provided by operating activities was $0.3 for the year ended December 31, 2004 as compared to cash used in operating activities of $25.5 during the year ended December 31, 2003. The primary use of cash during the year ended December 31, 2004 was the net loss of $22.0 and $18.2 of uses related to changes in our operating assets and liabilities, offset by non-cash charges from amortization and depreciation of $28.4 and the $8.8 loss on debt extinguishment. The primary use of cash during the year ended December 31, 2003 was the net loss of $53.5 and $0.7 of uses related to changes in our operating assets and liabilities, offset by non-cash charges from amortization and depreciation of $28.3.

    The primary use of cash from investing activities during the year ended December 31, 2004 was related to acquisitions and capital expenditures for the implementation of new information system enhancements and plant modernization. The primary use of cash from investing activities during the year ended December 31, 2003 was related to capital expenditures for the implementation of new information system enhancements and plant modernization.

Capital Spending

    Our capital expenditures were $14.5 and $11.2 during the years ended December 31, 2004 and 2003, respectively. We anticipate ongoing annual capital expenditures of approximately $17 for the next several years. We have no material commitments for capital expenditures. We have, in the past, generally funded our capital expenditures from cash from operations and funds available to us under bank credit facilities. We expect to fund future capital expenditures from cash on hand, from operations and from funds available to us under our current or any future bank credit facility. In addition, since 1989, we have completed 26 acquisitions for an aggregate purchase price of approximately $1 billion. Following these acquisitions, we rationalized the businesses, reduced headcount by approximately 4,500 employees and eliminated 22 facilities. We have financed these acquisitions primarily through issuances of debt and equity securities, including our outstanding 8 1/2% senior notes, 8% senior subordinated notes and 8 7/8% senior subordinated notes and bank credit facilities.

Outstanding Debt and Other Financing Arrangements

    During 2004, we obtained two amendments to our bank credit facility with JPMorgan Chase Bank to provide us with additional financial flexibility. The amendments had the effect of eliminating maintenance financial covenants consisting of a leverage ratio and a minimum net worth test. Under the amended and restated bank credit facility there are no maintenance financial covenants, other than maintaining an interest coverage ratio (as defined in the bank credit facility) of at least 1.15:1 for the trailing 12-month period. The bank credit facility expires in February 2007, is collateralized by substantially all of our assets and bears interest at rates ranging from 250 to 400 basis points over the Eurodollar rate as defined in the bank credit facility. At December 31, 2004, indebtedness under the bank credit facility consisted of letters of credit aggregating approximately $11.6. The amount available under the bank credit facility was $38.4 as of December 31, 2004. The credit facility contains customary affirmative covenants, negative covenants and conditions of borrowings, all of which were met as of December 31, 2004.

    Long-term debt consists principally of our 8 1/2% senior notes, 8 7/8% senior subordinated notes and 8% senior subordinated notes. The $175 of 8 1/2% senior notes mature on October 1, 2010, $250 of 8% notes mature on March 1, 2008, and the $250 of 8 7/8% notes mature on May 1, 2011. The senior subordinated notes are unsecured senior subordinated obligations and are subordinated to all of our senior indebtedness. The senior notes are unsecured obligations and are senior to all of our subordinated indebtedness, but subordinate to our secured borrowings under our bank credit facility. Each of the 8% senior notes, 8 1/2% senior subordinated notes and 8 7/8% senior subordinated notes contains restrictive covenants, including limitations on future indebtedness, restricted payments, transactions with affiliates, liens, dividends, mergers and transfers of assets, all of which we met as of December 31, 2004. A breach of these covenants, or the covenants under our current or any future bank credit facility, that continues beyond any grace period can constitute a default, which can limit the ability to borrow and can give rise to a right of the lenders to terminate the applicable facility and/or require immediate repayment of any outstanding debt.

Contractual Obligations

    The following charts reflect our known contractual obligations and commercial commitments as of December 31, 2004. Commercial commitments include lines of credit, guarantees and other potential cash outflows resulting from a contingent event that requires performance by us or our subsidiaries pursuant to a funding commitment.


Contractual Obligations               2005       2006        2007         2008         2009        Thereafter         Total
                                   ----------- ---------- ----------- ------------- ------------ --------------- -----------------
Bank credit facility                  $  --      $  --       $  --       $   --        $  --        $   --          $     --
Other long-term debt                    1.5        3.0         0.5        250.1           --         425.0             680.1
Operating leases                       13.4       12.3        12.4         10.7          7.7          34.4              90.9
Purchase obligations (1)               22.8        2.1          --           --           --            --              24.9
Future interest payments
   on outstanding debt                 57.8       57.8        57.2         40.4         37.1          40.7             291.0
                                      -----      -----       -----       ------        -----        ------          --------
      Total                           $95.5      $75.2       $70.1       $301.2        $44.8        $500.1          $1,086.9
                                      =====      =====       =====       ======        =====        ======          ========

Commercial Commitments
Letters of Credit                     $ 7.1      $ 4.5       $  --       $   --        $  --        $   --          $   11.6

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

Off-Balance-Sheet Arrangements

Lease Arrangements

    We finance our use of certain equipment under committed lease arrangements provided by various financial institutions. Since the terms of these arrangements meet the accounting definition of operating lease arrangements, the aggregate sum of future minimum lease payments is not reflected on our consolidated balance sheet. At December 31, 2004, future minimum lease payments under these arrangements approximated $90.9.

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


                                                Fiscal         Fiscal         Transition
                                              Year Ended      Year Ended      Period Ended
                                             December 31,    December 31,    December 31,
                                                 2004            2003            2002
                                             ------------    ------------    -------------

Balance at beginning of period                  $11.9           $ 8.9            $11.3
   Acquisitions                                   1.0              --               --
   Charges to costs and expenses                  6.5             6.7              2.5
   Costs incurred                                (6.2)           (3.7)            (4.9)
                                                -----           -----            -----
Balance at end of period                        $13.2           $11.9            $ 8.9
                                                =====           =====            =====

Deferred Tax Assets

    The Company established a valuation allowance of $129.3 as of December 31, 2004 related to its deferred tax assets because of uncertainties that preclude it from determining that it is more likely than not that the Company will be able to generate sufficient taxable income to realize such assets during the federal operating loss carryforward period.

RECENT ACCOUNTING PRONOUNCEMENTS

    In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (Revised 2004) "Share-Based Payment" ("SFAS 123R"). SFAS 123R is applicable for all interim and fiscal periods beginning after June 15, 2005. SFAS 123R sets accounting requirements for share-based compensation to employees, requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees and disallows the use of the intrinsic value method of accounting for stock compensation. We are currently evaluating the impact that this statement will have on our results of operations.

    In November 2004, the FASB issued SFAS No. 151, "Inventory Costs"
("SFAS 151") which requires abnormal amounts of inventory costs related to idle facility, freight handling and wasted material expenses to be recognized as current period charges. Additionally, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The standard is effective for fiscal years beginning after June 15, 2005. We believe the adoption of SFAS 151 will not have a material impact on our consolidated financial statements.

    In December 2003, the Securities and Exchange Commission released Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition," which supersedes SAB 101, "Revenue Recognition in Financial Statements." SAB 104 clarifies existing guidance regarding revenues for contracts which contain multiple deliverables to make it consistent with Emerging Issues Task Force
("EITF") No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." The adoption of SAB 104 did not have a material impact on our revenue recognition policies, nor our financial position or results of operations.

    In January 2003, the FASB issued Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities" and in December 2003, issued Interpretation No. 46 (revised December 2003) "Consolidation of Variable Interest Entities--An Interpretation of APB No. 51." In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities.
FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 (R) clarifies the application of Accounting Research Bulletin ("APB") No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without subordinated financial support from other parties. Since we do not have any variable interest entities, the adoption of FIN No. 46 and FIN No. 46(R) did not have an impact on our financial statements.

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

    Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. We believe that our critical accounting policies are limited to those described below. For a detailed discussion on the application of these and other accounting policies, see Note 1 to the Notes to the Consolidated Financial Statements.

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

    Historically, revenues and costs under certain long-term contracts are recognized using contract accounting under the percentage-of-completion method. The percentage-of-completion method requires the use of estimates of costs to complete long-term contracts. The estimation of these costs requires judgment on the part of management due to the duration of these contracts as well as the technical nature of the products involved. Adjustments to these estimated costs are made on a consistent basis. A provision for contract losses is recorded when such facts are determinable. Revenues recognized under contract accounting during fiscal 2004, fiscal 2003 and the 2002 transition period were not significant to our financial statements.

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

    Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a full valuation allowance of $129.3 as of December 31, 2004, due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain net operating income losses carried forward, before they expire. The valuation allowance is based on our estimates of taxable income by jurisdictions in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we revise these estimates in future periods we may need to adjust the valuation allowance which could materially impact our financial position and results of operations.

RISK FACTORS

Risks Relating to Our Business

We are directly dependent upon the conditions in the airline and business jet industries and a severe and prolonged downturn could negatively impact our results of operations

    The September 11, 2001 terrorist attacks severely impacted conditions in the airline industry. According to industry sources, in the aftermath of the attacks most major U.S. and a number of international carriers substantially reduced their flight schedules, parked or retired portions of their fleets, reduced their workforces and implemented other cost reduction initiatives. U.S. airlines further responded by decreasing domestic airfares. As a result of the decline in both traffic and airfares following the September 11, 2001 terrorist attacks, and their aftermath, as well as other factors, such as increases in fuel costs and heightened competition from low-cost carriers, the world airline industry lost a total of $35 billion in calendar years 2002 - 2004, including $5 billion in 2004. The airline industry crisis also caused 17 airlines worldwide to declare bankruptcy or cease operations in the past three years.

    The business jet industry has also been experiencing a severe downturn, driven by weak economic conditions and poor corporate profits. During 2003, three business jet manufacturers reduced or temporarily halted production of a number of aircraft types. While deliveries of new business jets increased in 2004 as compared to 2003, deliveries were down 33% during 2003, as compared to 2001. Business jet deliveries are expected to slowly increase over the next several years, reaching 712 by 2007. The rate at which the business jet industry recovers is dependent on corporate profits, the number of used jets on the market and other factors, which could slow the rate of recovery.

    As a result of the foregoing, the airlines have been seeking to conserve cash in part by deferring or eliminating cabin interior refurbishment programs and deferring or canceling aircraft purchases. This, together with the reduction of new business jet production, caused a substantial contraction in our business during the 2001 through 2003 period. Although the global airline industry began to recover in late 2003 and our industry continues to be in the early stages of a recovery, additional events similar to those above could delay any recovery in the industry. While management has developed and implemented what it believes is an aggressive cost reduction plan to counter these difficult conditions, it cannot guarantee that the plans are adequate or will be successful.

Our substantial indebtedness will require that a significant portion of our cash flow be used for debt service, which will limit our ability to use our cash flow for other areas of our business and could adversely affect the holders of our securities

    As of December 31, 2004, we had approximately $680.1 million of total indebtedness outstanding, representing approximately 79% of total capitalization, and $603.8 million of net indebtedness outstanding (total indebtedness less cash and cash equivalents), representing approximately 77% of total capitalization. Subject to the limits contained in our existing bank credit facility and the indentures governing our outstanding senior and senior subordinated notes, we could also incur substantial additional indebtedness in the future.

    As a result of our substantial indebtedness, we have substantial debt service obligations that could have significant consequences to us, including:

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

    o increasing our vulnerability to adverse economic and industry conditions; and

    o increasing our exposure to interest rate increases because borrowings under our current bank credit facility are, and borrowings under any future bank credit facility could be, at variable interest rates.

    Our ability to satisfy our debt service obligations will depend upon, among other things, our future operating performance and our ability to refinance indebtedness when necessary. Each of these factors is to a large extent dependent on economic, financial, competitive, and other factors beyond our control. If, in the future, we cannot generate sufficient cash from operations to meet our debt service obligations, we will need to refinance, obtain additional financing or sell assets. We cannot assure you that our business will generate cash flow, or that we will be able to obtain funding, sufficient to satisfy our debt service requirements. We had net losses for the fiscal years ended December 31, 2004 and 2003, the ten-month transition period ended
December 31, 2002 and the fiscal year ended February 23, 2002, and our earnings were inadequate to cover fixed charges at the end of each of these periods and for the year ended December 31, 2004, our cash flows provided by operations were only $0.3 million. In addition to the debt service requirements of our outstanding indebtedness, we have other demands on our cash resources, including, among others, capital expenditures and operating expenses.

We have significant financial and operating restrictions in our debt instruments that may have an adverse effect on our operations

    The indentures governing our outstanding senior and senior subordinated notes contain numerous financial and operating covenants that limit our ability to incur additional indebtedness, to create liens or other encumbrances, to make certain payments and investments, including dividend payments, to engage in transactions with affiliates, to engage in sale-leaseback transactions, to guarantee indebtedness and to sell or otherwise dispose of assets and merge or consolidate with other entities. Agreements governing future indebtedness could also contain significant financial and operating restrictions. Our current bank credit facility contains customary affirmative and negative covenants. A failure to comply with the obligations contained in any current or future agreements governing our indebtedness, including our indentures, could result in an event of default under our current or any future bank credit facility, or such indentures, which could permit acceleration of the related debt and acceleration of debt under other instruments that may contain cross-acceleration or cross-default provisions. We are not certain whether we would have, or be able to obtain, sufficient funds to make any such required accelerated payments.

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

    From time to time these regulatory agencies propose new regulations. These new regulations generally cause an increase in costs to comply therewith. For example, when the FAA first enacted Technical Standard Order C127 in March 1992, all seating companies were required to meet these new rules. Compliance with this rule required industry participants to spend millions of dollars on engineering, plant and equipment to comply with the regulation. A number of smaller seating companies decided that they did not have the resources, financial or otherwise, to comply with these rules and they either sold their businesses or ceased operations.

    To the extent the FAA implements rule changes in the future, we may incur additional costs to achieve compliance.

There are risks associated with our facility consolidation and integration program; failure of our combined operations to perform as expected could lead to a loss of revenues and customers

    We have recently completed a comprehensive facility consolidation and integration plan designed to reduce our capacity and fixed costs consistent with current demand and anticipated demand. This plan involved shutting five principal facilities and transferring the operations to other facilities while maintaining an ongoing business for the transferred operations. If the results of implementing this plan are not as we expected, our costs may be higher than we currently anticipate or we may incur delays in delivering products to our customers or the quality of such products may suffer. This may adversely impact our results of operations and financial condition. While the facility consolidation program is now complete, there can be no assurance that the results of the implementation of this plan will continue to be as we expected or that we will not incur liabilities as a result thereof.

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

There are risks inherent in international operations that could have a material adverse effect on our business operations

    While the majority of our operations are based domestically, we have significant manufacturing operations based internationally with facilities in England, Ireland and the Netherlands and each of our facilities sells to airlines all over the world. Our customers are located primarily in North America, Europe and the Asia/Pacific Rim region, including Australia and New Zealand, and we also have customers in most other geographic regions, including South America and the Middle East. As a result, 40% or more of our consolidated sales for the past three fiscal years were to customers located outside the United States.

    In addition, we have a number of subsidiaries in foreign countries (primarily in Europe), which have sales outside the United States. Approximately 32% and 35%, respectively, of our sales during the fiscal year ended
December 31, 2004 and the fiscal year ended December 31, 2003 came from our foreign operations. Fluctuations in the value of foreign currencies affect the dollar value of our net investment in foreign subsidiaries, with these fluctuations being included in a separate component of stockholders' equity. At December 31, 2004, we reported a cumulative foreign currency translation amount of $9.0 in stockholders' equity as a result of foreign currency adjustments and we may incur additional adjustments in future periods. In addition, operating results of foreign subsidiaries are translated into U.S. dollars for purposes of our statement of operations at average monthly exchange rates. Moreover, to the extent that our sales are not denominated in the currency of the country of product origin, our margins could be adversely affected. For example, labor, material and overhead costs for goods produced in our Holland, England and Ireland production facilities are incurred in British pounds or euros, but the related sales revenues are generally denominated in U.S. dollars. Changes in the value of the U.S. dollar or other currencies consequently could result in fluctuations in foreign currency translation amounts or the U.S. dollar value of transactions and, as a result, our net earnings could be materially adversely affected. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations."

    Historically we have not engaged in hedging transactions. However, we may engage in hedging transactions in the future to manage or reduce our foreign exchange risk. However, our attempts to manage our foreign currency exchange risk may not be successful and, as a result, our results of operations and financial condition could be adversely affected.

    Our foreign operations could also be subject to unexpected changes in regulatory requirements, tariffs and other market barriers and political and economic instability in the countries where we operate. The impact of any such events that may occur in the future could subject us to additional costs or loss of sales, which could materially adversely affect our operating results.

Our total assets include substantial intangible assets. The write-off of a significant portion of unamortized intangible assets would negatively affect our results of operations

    Our total assets reflect substantial intangible assets. At December 31, 2004, goodwill and identified intangibles, net, represented approximately 51% of total assets. Intangible assets consist principally of goodwill and other identified intangible assets associated with our acquisitions. In accordance with SFAS No. 142, the goodwill and trademark intangible assets with indefinite lives that were being amortized over periods ranging from 30 to 40 years are no longer amortized. On at least an annual basis, we assess whether there has been an impairment in the value of goodwill and other intangible assets with indefinite lives. If the carrying value of the asset exceeds the estimated fair value of the related business, an impairment is deemed to have occurred. In this event, the amount is written down accordingly. Under current accounting rules, this would result in a charge to operating earnings. Any determination requiring the write-off of a significant portion of unamortized goodwill and identified intangible assets would negatively affect our results of operations and total capitalization, which could be material.

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

Our rights plan and the ability of our board of directors to issue preferred stock may have the effect of discouraging a tender offer or other takeover attempt not previously approved by the board of directors

    Our board of directors has declared a dividend of one preferred share purchase right for each share of common stock outstanding. A right will also be attached to each share of common stock subsequently issued. The rights will have certain anti-takeover effects. If triggered, the rights would cause substantial dilution to a person or group of persons that acquires more than 15.0% of our common stock on terms not approved by our board of directors. The rights could discourage or make more difficult a merger, tender offer or other similar transaction.

    Under our restated certificate of incorporation, our board of directors also has the authority to issue preferred stock in one or more series and to fix the powers, preferences and rights of any such series without stockholder approval. The board of directors could, therefore, issue, without stockholder approval, preferred stock with voting and other rights that could adversely affect the voting power of the holders of common stock and could make it more difficult for a third party to gain control of us. In addition, under certain circumstances,
Section 203 of the Delaware General Corporation Law makes it more difficult for an "interested stockholder," or generally a 15% stockholder, to effect various business combinations with a corporation for a three-year period unless previously approved by our board of directors.

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

FORWARD-LOOKING STATEMENTS

    This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 31E of the Securities Exchange Act of 1934. Forward-looking statements include all statements that do not relate solely to historical or current facts, including statements regarding implementation and expected benefits of lean manufacturing and continuous improvement plans, our dealings with customers and partners, the consolidation of facilities, reduction of our workforce, integration of acquired businesses, ongoing capital expenditures, the impact of the large number of grounded aircraft on demand for our products and our underlying assets, the adequacy of funds to meet our capital requirements, the ability to refinance our indebtedness, if necessary, the reduction of debt, the potential impact of new accounting pronouncements, the impact on our business from the September 11, 2001 terrorist attacks, SARS outbreak and war in Iraq and the impact on our business of the recent increases in passenger traffic and projected increases in passenger traffic and the size of the airline fleet. These forward-looking statements include risks and uncertainties, and our actual experience may differ materially from that anticipated in such statements. Factors that might cause such a difference include those discussed in our filings with the Securities and Exchange Commission, under the heading "Risk Factors" in this Form 10-K, as well as future events that may have the effect of reducing our available operating income and cash balances, such as unexpected operating losses, the impact of rising fuel prices on our airline customers, outbreaks in national or international hostilities, terrorist attacks, prolonged health issues which reduce air travel demand (e.g., SARS), delays in, or unexpected costs associated with, the integration of our acquired or recently consolidated businesses, conditions in the airline industry, conditions in the business jet industry, problems meeting customer delivery requirements, our success in winning new or expected refurbishment contracts from customers, capital expenditures, cash expenditures related to possible future acquisitions, facility closures, product transition costs, labor disputes involving us, our significant customers or airframe manufacturers, the possibility of a write-down of intangible assets, delays or inefficiencies in the introduction of new products or fluctuations in currency exchange rates.

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

    From time to time, we and our foreign subsidiaries may enter into foreign currency exchange contracts to manage risk on transactions conducted in foreign currencies. At December 31, 2004, we had no outstanding forward currency exchange contracts. In addition, we have not entered into any other derivative financial instruments.

    Interest Rates - At December 31, 2004, we had no adjustable rate debt and fixed rate debt of $680.1. The weighted average interest rate for the fixed rate debt was approximately 8.5% at December 31, 2004. If interest rates were to increase by 10% above current rates, the impact on our financial statements would be to reduce pretax income by a negligible amount. We do not engage in transactions intended to hedge our exposure to changes in interest rates.

    As of December 31, 2004, we maintained a portfolio of securities consisting mainly of taxable, interest-bearing deposits with weighted average maturities of less than three months. If short-term interest rates were to increase or decrease by 10%, we estimate interest income would increase or decrease by approximately $0.2.

ITEM 8.   CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The information required by this section is set forth beginning from page F-1 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

ITEM 9A.  CONTROLS AND PROCEDURES

    Disclosure Controls and Procedures

    Our principal executive officer and our principal financial officer, after evaluating, together with management, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2004, the end of the period covered by this report, have concluded that, as of such date, our disclosure controls and procedures were adequate and effective to ensure that material information relating to our company and our consolidated subsidiaries would be made known to them by others within those entities.

    Internal Control over Financial Reporting

    There were no changes in our company's internal control over financial reporting that occurred during the fourth quarter of 2004 that have materially affected, or are reasonably likely to materially affect, our company's internal control over financial reporting.

     MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

    The management of BE Aerospace, Inc. and its subsidiaries (the "Company") is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is a process designed by, or under the supervision of the Company's principal executive and principal financial officers, and effected by the Company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the company's financial statements for external purposes in accordance with generally accepted accounting principles.

    The Company's internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

    Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

    The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2004. In making this assessment, the Company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on its assessment, management believes that, as of December 31, 2004, the Company's internal control over financial reporting is effective.

    The registered public accounting firm that audited the financial statements included in this annual report has issued an attestation report on management's assessment of the Company's internal control over financial reporting.




By: /s/ Robert J. Khoury                   By: /s/ Thomas P. McCaffrey
    --------------------                       -----------------------
    Robert J. Khoury                           Thomas P. McCaffrey
    President and Chief                        Senior Vice President of
    Executive Officer                          Administration and
    March 9, 2005                              Chief Financial Officer
                                               March 9, 2005

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of BE Aerospace, Inc.

    We have audited management's assessment, included in the accompanying BE Aerospace, Inc. Management's Annual Report on Internal Control Over Financial Reporting, that BE Aerospace, Inc. and its subsidiaries (the "Company") maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

    We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

    A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;
(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

    Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

    In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material aspects, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

    We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2004 of the Company and our report dated March 9, 2005 expressed an unqualified opinion on those financial statements.


/s/  Deloitte & Touche LLP
Costa Mesa, California
March 9, 2005

ITEM 9B.     OTHER INFORMATION

    Not applicable.

                                    PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table sets forth information regarding our directors and executive officers as of March 1, 2005. Officers of the Company are elected annually by the Board of Directors.


Title                    Age   Position

Amin J. Khoury           65    Chairman of the Board

Robert J. Khoury         62    President, Chief Executive Officer and Director

Jim C. Cowart            53    Director

Richard G. Hamermesh     57    Director*

Brian H. Rowe            73    Director**

Jonathan M. Schofield    64    Director**

David C. Hurley          65    Director*

Wesley W. Marple, Jr     73    Director*

Thomas P. McCaffrey      50    Senior Vice President of Administration and
                                  Chief Financial Officer

Michael B. Baughan       45    Senior Vice President and General Manager,
                                  Commercial Aircraft Products Group

Robert A. Marchetti      62    Group Vice President and General Manager,
                                  Fastener Distribution Group

Mark D. Krosney          58    Group Vice President and General Manager,
                                  Business Jet Group

Edmund J. Moriarty       61    Corporate Vice President-Law,
                                  General Counsel and Secretary

Jeffrey P. Holtzman      49    Vice President-Finance and Treasurer

Stephen R. Swisher       46    Vice President-Finance and Controller

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

Current Directors

    Amin J. Khoury has been the Company's Chairman of the Board since July 1987 when he founded the Company and was Chief Executive Officer until April 1, 1996. Since 1986 Mr. Khoury has been a director of Synthes, Inc., the world's leading manufacturer and marketer of orthopedic trauma implants and a leading global manufacturer and marketer of cranial-maxillofacial and spine implants. Since July 1994, Mr. Khoury was elected a member of the board of directors and is currently the lead independent director of Brooks Automation, Inc., the world's leading supplier of integrated automation solutions for the global semiconductor, data storage and flat panel display manufacturing industries. Since 1986 Mr. Khoury has also been Chairman of the Board of Applied Extrusion Technologies, Inc., a leading North American producer of oriented polypropylene films for consumer products, labeling and packaging. On December 1, 2004, Applied Extrusion Technologies filed a voluntary, prepackaged plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code pursuant to a previously announced plan of recapitalization and was reorganized into a private company on March 8, 2005. Mr. Khoury is the brother of Robert J. Khoury.

    Robert J. Khoury has been a Director since July 1987, when he co-founded the Company. He currently serves as President and Chief Executive Officer. From April 1996 through August 2000, he served as Vice Chairman. Mr. Khoury is a board member of Mar-Test, Inc., a leading test lab for low cycle fatigue testing. Mr. Khoury is the brother of Amin J. Khoury.

    Jim C. Cowart has been a Director since November 1989. Since September 2004, Mr. Cowart has been Chairman and Chief Executive Officer of Auriga Medical Products GmbH, a distributor of medical devices. He is a Principal of Cowart & Co. LLC and Auriga Partners, Inc., private capital firms that provide strategic planning, competitive analysis, financial relations and other services. From August 1999 to May 2001, he was Chairman of QualPro Corporation, an aerospace components manufacturing company, and from February 1998 to November 2000, Mr. Cowart was Chairman and CEO of E-Com Architects, Inc., a computer software company. From January 1993 to November 1997, he was the Chairman and CEO of Aurora Electronics Inc. Previously, Mr. Cowart was a founding general partner of Capital Resource Partners, a private investment capital manager, and he held various positions in investment banking and venture capital with Lehman Brothers, Shearson Venture Capital and Kidder, Peabody & Co.

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

    Brian H. Rowe has been a Director since July 1995. He is currently Chairman Emeritus of GE Aircraft Engines, a principal business unit of the General Electric Company, where he also served as Chairman from September 1993 through January 1995 and as President from 1979 through 1993. Since February 2001,
Mr. Rowe has acted as Chairman of Atlas Air, an air cargo carrier, where he has served as a director since March 1995. Since 1995, Mr. Rowe is also a director of Textron, Inc., a manufacturer of aircraft, automobile components, systems and components for commercial aerospace and defense industries, and a provider of financial services.

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

Executive Officers

    Thomas P. McCaffrey has been Senior Vice President of Administration and Chief Financial Officer since May 1993. From August 1989 through May 1993,
Mr. McCaffrey was a Director with Deloitte & Touche LLP, and from 1976 through 1989 served in several capacities, including Audit Partner, with Coleman & Grant LLP.

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

    Jeffrey P. Holtzman has been Vice President-Finance and Treasurer since August 1999. Mr. Holtzman has been a Vice President since November 1996 and Treasurer since September 1993. From June 1986 to July 1993, Mr. Holtzman served in several capacities at FPL Group, Inc., including Assistant Treasurer and Manager of Financial Planning. Mr. Holtzman previously worked for Mellon Bank, Gulf Oil Corporation and Ernst & Young LLP.

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

    To our knowledge, based solely on a review of the copies of such reports furnished to us and, with respect to our officers and directors, written representations that no other reports were required, during the fiscal year ended December 31, 2004, all Section 16(a) filing requirements applicable to our officers, directors and greater-than-ten-percent beneficial owners were complied with except that due to administrative errors, a Form 4 filed by Mr. Hamermesh with respect to the purchase of 1,000 shares was filed late.

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

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of report on Form 10-K

      1. Financial Statements

         Report of Independent Registered Public Accounting Firm

         Consolidated Balance Sheets, December 31, 2004 and December 31, 2003

         Consolidated Statements of Operations and Comprehensive Income (Loss) for the Fiscal Years Ended December 31, 2004 and 2003, and for the Ten-Month Transition Period ended December 31, 2002

         Consolidated Statements of Stockholders' Equity for the Fiscal Years Ended December 31, 2004 and 2003, and for the Ten-Month Transition Period Ended December 31, 2002

         Consolidated Statements of Cash Flows for the Fiscal Years Ended December 31, 2004 and 2003, and for the Ten-Month Transition Period Ended December 31, 2002

         Notes to Consolidated Financial Statements for the Fiscal Years Ended December 31, 2004 and 2003, and for the Ten-Month Transition Period Ended December 31, 2002

      2. Financial Statement Schedules

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

(b) The exhibits listed in the "Index to Exhibits" below are filed with this Form 10-K or incorporated by reference as set forth below.


(c) Additional Financial Statement Schedules - None.

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

10.1 Amended and Restated Credit Agreement dated as of February 12, 2004 between the Registrant, Lenders, JP Morgan Securities Inc. and JPMorgan Chase Bank (22)
10.2 Amendment No. 1 to the Amended and Restated Credit Agreement dated as of October 26, 2004 between the Registrant, Lenders, JP Morgan Securities Inc. and JPMorgan Chase Bank (23)

Exhibit 10(iii) Management Contracts and Executive Compensation Plans, Contracts and Arrangements

10.3 Amended and Restated Employment Agreement as of September 14, 2001 Between the Registrant and Amin J. Khoury. (12)
10.4  Amendment No. 1 to Amended and Restated Employment Agreement dated
      May 15, 2002 between the Registrant and Amin J. Khoury. (16)
10.5 Amended and Restated Employment Agreement as of September 14, 2001 Between the Registrant and Robert J. Khoury. (12)
10.6  Amendment No. 1 to Amended and Restated Employment Agreement dated
      May 15, 2002 between the Registrant and Robert J. Khoury. (16)
10.7 Amended and Restated Employment Agreement as of September 14, 2001 Between the Registrant and Thomas P. McCaffrey. (12)
10.8 Amendment No. 1 to Amended and Restated Employment Agreement dated September 14, 2001 between the Registrant and Thomas P. McCaffrey. (15)
10.9  Amendment No. 2 to Amended and Restated Employment Agreement dated
      May 15, 2002 between the Registrant and Thomas P. McCaffrey. (16)
10.10 Employment Agreement dated as of May 28, 1999 between the Registrant and Michael B. Baughan. (16)
10.11 Employment Agreement dated as of January 15, 2001 between the Registrant and Mark D. Krosney. (16)
10.12 Employment Agreement dated as of February 26, 2001 between the Registrant and Robert A. Marchetti. (16)
10.13 Amended and Restated 1989 Stock Option Plan. (13)

10.14 Amendment No. 1 to Amended and Restated 1989 Stock Option Plan. (9)
10.15 1991 Directors' Stock Option Plan. (4)
10.16 United Kingdom 1992 Employee Share Option Scheme. (2)
10.17 1996 Stock Option Plan. (13)
10.18 Amendment No. 1 to the 1996 Stock Option Plan. (9)
10.19 Amendment No. 2 to the 1996 Stock Option Plan. (10)
10.20 2001 Stock Option Plan. (14)
10.21 2001 Directors' Stock Option Plan. (14)
10.22 1994 Employee Stock Purchase Plan (Amended and Restated as of
      January 19, 2000). (10)
10.23 Supplemental Executive Deferred Compensation Plan III. (8)
10.24 Amendment No. 3 to Amended and Restated Employment Agreement dated March 24, 2003 between the Registrant and Thomas P. McCaffrey (18)
10.25 Amendment No. 4 to Amended and Restated Employment Agreement dated April 30, 2003 between the Registrant and Thomas P. McCaffrey (20)
10.26 Amendment No. 5 to Amended and Restated Employment Agreement dated October 20, 2003 between the Registrant and Thomas P. McCaffrey (21)
10.27 Amendment No. 2 to Amended and Restated Employment Agreement dated October 20, 2003 between the Registrant and Amin J. Khoury (21)
10.28 Amendment No. 2 to Amended and Restated Employment Agreement dated October 20, 2003 between the Registrant and Robert J. Khoury (21)

Exhibit 12 Statements re computation of ratios

12.1  Statement of computation of ratio of earnings to fixed charges*

Exhibit 14 Code of Ethics
14.1  Code of Business Conduct (18)

Exhibit 21 Subsidiaries of the Registrant
21.1  Subsidiaries *

Exhibit 23 Consents of Experts and Counsel
23.1  Independent Accountants - Deloitte & Touche LLP*

Exhibit 31 Rule 13a-14(a)/15d-14(a) Certifications

31.1  Certification of Chief Executive Officer*

31.2  Certification of Chief Financial Officer*

Exhibit 32 Section 1350 Certifications

32.1  Certification of Chief Executive Officer pursuant to
      18 U.S.C. Section 1350*

32.2  Certification of Chief Financial Officer pursuant to
      18 U.S.C. Section 1350*

------------------
* Filed herewith.

(1) Incorporated by reference to the Company's Registration Statement on Form S-1, as amended (No. 33-33689), filed with the Commission on March 7, 1990.
(2) Incorporated by reference to the Company's Registration Statement on Form S-1, as amended (No. 333-54146), filed with the Commission on November 3, 1992.
(3) Incorporated by reference to the Company's Registration Statement on Form S-4 (No. 333-47649), filed with the Commission on March 10, 1998.
(4) Incorporated by reference to the Company's Registration Statement on Form S-8 (No. 333-48010), filed with the Commission on May 26, 1992.
(5) Incorporated by reference to the Company's Registration Statement on Form S-3 (No. 333-60209), filed with the Commission on July 30, 1998.
(6) Incorporated by reference to the Company's Current Report on Form 8-K dated November 12, 1998, filed with the Commission on November 18, 1998.
(7) Incorporated by reference to the Company's Registration Statement on Form S-4 (No. 333-67703), filed with the Commission on
      January 13, 1999.
(8) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended May 29, 1999, filed with the Commission on July 9, 1999.
(9) Incorporated by reference to the Company's Registration Statement on Form S-8 (No. 333-89145), filed with the Commission on
      October 15, 1999.
(10) Incorporated by reference to the Company's Registration Statement on Form S-8 (No. 333-30578), filed with the Commission on
      February 16, 2000.
(11) Incorporated by reference to the Company's Registration Statement on Form S-4 (No. 333-62674) as filed with the Commission on June 8, 2001.
(12) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended August 25, 2001, filed with the Commission on October 9, 2001.
(13) Incorporated by reference to the Company's Registration Statement on Form S-8 (No. 333-14037), filed with the Commission on
      October 15, 1996.
(14) Incorporated by reference to the Company's Registration Statement on Form S-8 (No. 333-71442), filed with the Commission on
      October 11, 2001.
(15) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended November 24, 2001, filed with the Commission on January 8, 2002.
(16) Incorporated by reference to the Company's Annual Report on Form 10-K/A for the fiscal year ended February 23, 2002, filed with the Commission on May 29, 2002.
(17) Incorporated by reference to the Company's Registration Statement on Form S-3 (No. 333-112493), as amended, filed with the Commission on February 5, 2004.
(18) Incorporated by reference to the Company's Transition Report on Form 10-K for the ten-month transition period ended December 31, 2002, filed with the Commission March 26, 2003.
(19) Incorporated by reference to the Company's Registration Statement on Form S-4 (No. 333-109954), as amended, filed with the Commission on October 24, 2003.
(20) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, filed with the Commission on May 8, 2003.
(21) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed with the Commission on November 10, 2003.
(22) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed with the Commission on March 12, 2004.
(23) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, filed with the Commission on November 5, 2004.



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

Date:  March 11, 2005

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                                  Title                                                    Date



/s/ Amin J. Khoury                         Chairman                                                 March 11, 2005
---------------------------------------
Amin J. Khoury


/s/ Robert J. Khoury                       President and Chief Executive Officer                    March 11, 2005
---------------------------------------
Robert J. Khoury


                                           Senior  Vice  President  of  Administration
                                           and Chief Financial Officer
/s/ Thomas P. McCaffrey                    (principal financial and accounting officer)             March 11, 2005
---------------------------------------
Thomas P. McCaffrey


/s/ Jim C. Cowart                          Director                                                 March 11, 2005
---------------------------------------
Jim C. Cowart


/s/ Richard G. Hamermesh                   Director                                                 March 11, 2005
---------------------------------------
Richard G. Hamermesh


/s/ David C. Hurley                        Director                                                 March 11, 2005
---------------------------------------
David C. Hurley


/s/ Wesley W. Marple, Jr.                  Director                                                 March 11, 2005
---------------------------------------
Wesley W. Marple, Jr.


/s/ Brian H. Rowe                          Director                                                 March 11, 2005
---------------------------------------
Brian H. Rowe


/s/ Jonathan M. Schofield                  Director                                                 March 11, 2005
---------------------------------------
Jonathan M. Schofield


ITEM 8.  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE


                                                                                                           Page

Report of Independent Registered Public Accounting Firm                                                    F-2

Consolidated Financial Statements:

         Consolidated Balance Sheets, December 31, 2004 and December 31, 2003                              F-3

         Consolidated Statements of Operations and Comprehensive Loss                                      F-4
         for the Fiscal Years Ended December 31, 2004 and 2003, and for the
         Ten-Month Transition Period Ended December 31, 2002

         Consolidated Statements of Stockholders' Equity                                                   F-5
         for the Fiscal Years Ended December 31, 2004 and 2003, and for the
         Ten-Month Transition Period Ended December 31, 2002

         Consolidated Statements of Cash Flows                                                             F-6
         for the Fiscal Years Ended December 31, 2004 and 2003, and for the
         Ten-Month Transition Period Ended December 31, 2002

         Notes to Consolidated Financial Statements                                                        F-7
         for the Fiscal Years Ended December 31, 2004 and 2003, and for the
         Ten-Month Transition Period Ended December 31, 2002

Consolidated Financial Statement Schedule:

         Schedule II - Valuation and Qualifying Accounts                                                   F-24
         for the Fiscal Years Ended December 31, 2004 and 2003, and for the
         Ten-Month Transition Period Ended December 31, 2002



                  [Remainder of page intentionally left blank]

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
BE Aerospace, Inc.
Wellington, Florida


    We have audited the accompanying consolidated balance sheets of BE Aerospace, Inc. and subsidiaries (the "Company") as of December 31, 2004 and December 31, 2003, and the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows for the fiscal year ended December 31, 2004, for the fiscal year ended December 31, 2003 and the ten-month transition period from February 24, 2002 to December 31, 2002. Our audits also included the financial statement schedule listed in item 15(a)(2). These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

    We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of BE Aerospace, Inc. and subsidiaries as of December 31, 2004 and December 31, 2003, and the results of their operations and their cash flows for the fiscal year ended December 31, 2004, the fiscal year ended December 31, 2003 and the ten-month transition period from February 24, 2002 to December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

    We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2005, expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP


Costa Mesa, California
March 9, 2005

CONSOLIDATED BALANCE SHEETS, DECEMBER 31, 2004 AND DECEMBER 31, 2003 (In millions, except share data)


                                                                                December 31,    December 31,
                                                                                    2004            2003
                                                                                ------------    ------------

ASSETS

Current Assets:
    Cash and cash equivalents                                                    $   76.3        $  147.6
    Accounts receivable - trade, less allowance for doubtful
       accounts ($2.8 at December 31, 2004 and $2.2 at December 31, 2003)            91.6            80.3
    Inventories, net                                                                197.8           168.7
    Other current assets                                                             13.4            10.6
                                                                                 --------        --------
       Total current assets                                                         379.1           407.2

Property and equipment, net                                                         100.2           103.8
Goodwill                                                                            370.4           352.7
Identified intangibles, net                                                         151.4           158.5
Other assets, net                                                                    23.7            30.3
                                                                                 --------        --------
                                                                                 $1,024.8        $1,052.5
                                                                                 ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts payable and accrued liabilities                                     $  152.6        $  131.0
    Current portion of long-term debt                                                 1.5             1.9
                                                                                 --------        --------
       Total current liabilities                                                    154.1           132.9
                                                                                 --------        --------

Long-term debt, net current portion                                                 678.6           880.1
Other liabilities                                                                     9.3             7.6

Commitments, contingencies and off-balance-sheet arrangements (Note 9)

Stockholders' Equity:
    Preferred stock, $0.01 par value; 1.0 million shares
       authorized; no shares outstanding                                               --              --
    Common stock, $0.01 par value; 100.0 million shares
       authorized; 56.6 million (December 31, 2004) and
       36.7 million (December 31, 2003)
       shares issued and outstanding                                                  0.6             0.4
    Additional paid-in capital                                                      578.2           413.8
    Accumulated deficit                                                            (405.0)         (383.0)
    Accumulated other comprehensive income                                            9.0             0.7
                                                                                 --------        --------
       Total stockholders' equity                                                   182.8            31.9
                                                                                 --------        --------
                                                                                 $1,024.8        $1,052.5
                                                                                 ========        ========

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE FISCAL YEARS ENDED DECEMBER 31, 2004 AND 2003, AND
FOR THE TEN-MONTH TRANSITION PERIOD ENDED DECEMBER 31, 2002
(In millions, except per share data)


                                                Fiscal Year    Fiscal Year      Transition
                                                   Ended          Ended        Period Ended
                                                December 31,   December 31,    December 31,
                                                   2004           2003            2002
                                                ------------   ------------    ------------

Net sales                                         $733.5         $624.4           $503.6

Cost of sales                                      494.8          453.6            352.3
                                                  ------         ------           ------

Gross profit                                       238.7          170.8            151.3

Operating expenses:
   Selling, general and administrative             119.2          105.8            128.0
   Research, development and engineering            55.1           44.7             34.1
                                                  ------         ------           ------
     Total operating expenses                      174.3          150.5            162.1
                                                  ------         ------           ------

Operating earnings (loss)                           64.4           20.3            (10.8)

Interest expense, net                               76.1           70.6             57.3
Loss on debt extinguishment                          8.8            1.2               --
                                                  ------         ------           ------

Loss before income taxes                           (20.5)         (51.5)           (68.1)

Income taxes                                         1.5            2.0              2.7
                                                  ------         ------           ------

Net loss                                           (22.0)         (53.5)           (70.8)

Other comprehensive income:
   Foreign exchange translation adjustment           8.3           12.3             14.2
                                                  ------         ------           ------
Comprehensive loss                                $(13.7)        $(41.2)          $(56.6)
                                                  ======         ======           ======

Basic and diluted net loss per share              $(0.53)        $(1.49)          $(2.03)
                                                  ======         ======           ======

Weighted average common shares                      41.7           36.0             34.9
                                                  ======         ======           ======

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE FISCAL YEARS ENDED DECEMBER 31, 2004 AND 2003, AND
FOR THE TEN-MONTH TRANSITION PERIOD ENDED DECEMBER 31, 2002
(In millions)


                                                                                         Accumulated
                                            Common Stock        Additional                 Other           Total
                                            ------------         Paid-in   Accumulated   Comprehensive  Stockholders'
                                         Shares       Amount     Capital     Deficit     Income (Loss)     Equity
                                         -------------------    ---------- -----------   -------------  -------------

Balance, February 23, 2002               34.4          $0.3      $405.3     $(258.7)       $(25.8)         $121.1
   Sale of stock under
    employee stock purchase plan          0.3            --         1.8          --            --             1.8
   Exercise of stock options              0.2            --         1.3          --            --             1.3
   Employee benefit plan
    matching contribution                 0.3            --         1.7          --            --             1.7
   Net loss                                --            --          --       (70.8)           --           (70.8)
   Foreign currency translation
    adjustment                             --            --          --          --          14.2            14.2
                                         ----          ----      ------     -------        ------          ------
Balance, December 31, 2002               35.2           0.3       410.1      (329.5)        (11.6)           69.3
   Sale of stock under
    employee stock purchase plan          0.7           0.1         1.3          --            --             1.4
   Exercise of stock options              0.1            --         0.2          --            --             0.2
   Employee benefit plan
    matching contribution                 0.7            --         2.2          --            --             2.2
   Net loss                                --            --          --       (53.5)           --           (53.5)
   Foreign currency translation
    adjustment                             --            --          --          --          12.3            12.3
                                         ----          ----      ------     -------        ------          ------
Balance, December 31, 2003               36.7           0.4       413.8      (383.0)          0.7            31.9
   Sale of stock under
    employee stock purchase plan          0.6            --         2.9          --            --             2.9
   Exercise of stock options              0.6            --         2.9          --            --             2.9
   Employee benefit plan
    matching contribution                 0.3            --         2.3          --            --             2.3
   Sale of common stock
    under public offering                18.4           0.2       156.3          --            --           156.5
   Net loss                                --            --          --       (22.0)           --           (22.0)
   Foreign currency translation
    adjustment                             --            --          --          --           8.3             8.3
                                         ----          ----      ------     -------        ------          ------
Balance, December 31, 2004               56.6          $0.6      $578.2     $(405.0)       $  9.0          $182.8
                                         ====          ====      ======     =======        ======          ======

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE FISCAL YEARS ENDED DECEMBER 31, 2004 AND 2003, AND
FOR THE TEN-MONTH TRANSITION PERIOD ENDED DECEMBER 31, 2002
(In millions)


                                                                         Fiscal             Fiscal         Ten-Month
                                                                       Year Ended         Year Ended      Period Ended
                                                                       December 31,       December 31,    December 31,
                                                                          2004               2003            2002
                                                                       ------------       ------------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                 $(22.0)             $ (53.5)       $ (70.8)
  Adjustments to reconcile net loss to
    net cash flows provided by (used in) operating activities:              8.8                  1.2             --
      Loss on debt extinguishment
      Depreciation and amortization                                        28.4                 28.3           24.7
      Provision for doubtful accounts                                       1.0                  1.1            0.8
      Loss on disposal of property and equipment                             --                  1.6            0.5
      Impairment of inventories                                              --                  8.4            7.0
      Non-cash employee benefit plan contributions                          2.3                  2.2            1.8
      Legal settlement                                                       --                   --           29.5
  Changes in operating assets and liabilities, net of effects from acquisitions:
      Accounts receivable                                                  (7.0)                (3.5)          22.2
      Inventories                                                         (25.6)                (9.5)          (8.5)
      Other assets                                                          2.5                 13.6           (4.8)
      Payables, accruals and other liabilities                             11.9                (15.4)         (15.9)
                                                                         ------              -------        -------
Net cash flows provided by (used in) operating activities                   0.3                (25.5)         (13.5)
                                                                         ------              -------        -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions of businesses, net of cash acquired                        (12.5)                (2.7)          (6.5)
  Capital expenditures                                                    (14.5)               (11.2)         (17.4)
  Proceeds from sales of property and equipment                             0.5                  4.2           33.4
  Other, net                                                               (0.3)                (0.9)          (2.6)
                                                                         ------              -------        -------
Net cash flows (used in) provided by investing activities                 (26.8)               (10.6)           6.9
                                                                         ------              -------        -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of bank credit facility                                         --               (144.0)          (1.0)
  Proceeds from issuance of common stock, net of expenses                 162.3                  1.4            3.0
  Payment of debt origination costs and prepayment costs                   (6.3)                (6.1)            --
  Principal payments on long-term debt                                   (202.0)                (2.3)          (3.3)
  Proceeds from long-term debt                                               --                175.0            2.0
                                                                         ------              -------        -------
Net cash flows (used in) provided by financing activities                 (46.0)                24.0            0.7
                                                                         ------              --------       -------

Effect of exchange rate changes on cash and cash equivalents                1.2                  2.8            3.3
                                                                         ------              --------       -------

Net decrease in cash and cash equivalents                                 (71.3)                (9.3)          (2.6)
Cash and cash equivalents, beginning of period                            147.6                156.9          159.5
                                                                         ------              -------        -------
Cash and cash equivalents, end of period                                 $ 76.3              $ 147.6        $ 156.9
                                                                         ======              =======        =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during period for:
  Interest, net                                                          $ 76.9              $  66.4        $  68.1
  Income taxes, net                                                         3.2                  3.0            2.4

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FISCAL YEARS ENDED DECEMBER 31, 2004 AND 2003, AND
FOR THE TEN-MONTH TRANSITION PERIOD ENDED DECEMBER 31, 2002
(In millions, except per share data)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Organization and Basis of Presentation - BE Aerospace, Inc. and its wholly owned subsidiaries (the "Company" or "B/E") designs, manufactures, sells and services commercial aircraft and business jet cabin interior products consisting of a broad range of seating products, interior systems, including structures as well as all food and beverage storage and preparation equipment and distributes aerospace fasteners. The Company's principal customers are the operators of commercial and business jet aircraft and aircraft manufacturers. As a result, the Company's business is directly dependent upon the conditions in the commercial airline, business jet and aircraft manufacturing industries. The accompanying financial statements are prepared in accordance with accounting principles generally accepted in the United States of America.

    In October 2002, the Company changed its year-end from the last Saturday in February to December 31, effective with the transition period beginning on February 24, 2002 and ending on December 31, 2002. References to the "transition period" in these consolidated financial statements are to the transition period beginning February 24, 2002 and ending on December 31, 2002.

    Consolidation - The accompanying consolidated financial statements include the accounts of BE Aerospace, Inc. and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

    Financial Statement Preparation - The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Certain reclassifications have been made to the prior years' financial statements to conform to the December 31, 2004 presentation.

    Revenue Recognition - Sales of parts, assembled products and equipment are recorded on the date of shipment and passage of title or, if required, upon acceptance by the customer. Service revenues are recorded when services are performed. Revenues and costs under certain long-term contracts are recognized using contract accounting under the percentage-of-completion method. The percentage-of-completion method requires the use of estimates of costs to complete long-term contracts. The estimation of these costs requires judgment on the part of management due to the duration of these contracts as well as the technical nature of the products involved. Adjustments to these estimated costs are made on a consistent basis. A provision of contract losses is recorded when such facts are determinable. Revenues recognized under contract accounting during fiscal 2004, fiscal 2003 and the 2002 transition period were not significant to the Company's financial statements. The Company sells its products primarily to airlines worldwide, including occasional sales collateralized by letters of credit. The Company performs ongoing credit evaluations of its customers and maintains reserves for estimated credit losses.

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

    Inventories - The Company values inventory at the lower of cost or market. The Company regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on an estimated forecast of product demand and production requirements. As demonstrated during the calendar years ended December 31, 2004 and December 31, 2003 and during the transition period ended December 31, 2002, demand for the Company's products can fluctuate significantly.

    Debt Issuance Costs - Costs incurred to issue debt are deferred and amortized as interest expense over the term of the related debt using the straight-line method, which approximates the effective interest method.

    Goodwill and Identified Intangible Assets - Under Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," acquired intangible assets must be separately identified. Goodwill and other intangible assets with indefinite lives are not amortized, but are reviewed at least annually for impairment. Acquired intangible assets with definite lives are amortized over their individual useful lives. In addition to goodwill, intangible assets with indefinite lives consist of the M & M trademark. Patents and other intangible assets are amortized using the straight-line method over periods ranging from three to thirty years (see Note 6). On at least an annual basis, management assesses whether there has been any impairment in the value of goodwill by comparing the fair value to the net carrying value of reporting units. If the carrying value exceeds its estimated fair value, an impairment loss would be recognized if the implied fair value of goodwill was less than its carrying value. In this event, the asset is written down accordingly. In accordance with SFAS No. 142, the Company completed step one of the impairment tests and fair value analysis for goodwill and other intangible assets, respectively, and there were no impairments or impairment indicators present and no loss was recorded during the calendar years ended December 31, 2004 and December 31, 2003 and the ten-month transition period ended December 31, 2002.

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

                                      F-8

                                                   Fiscal                     Fiscal                    Transition
                                                 Year Ended                 Year Ended                 Period Ended
                                                December 31,               December 31,                December 31,
                                                    2004                       2003                        2002
                                             ----------------------    ----------------------    ----------------------

Balance at beginning of period                     $11.9                     $ 8.9                      $11.3
   Acquisitions                                      1.0                        --                         --
   Charges to costs and expenses                     6.5                       6.7                        2.5
   Costs incurred                                   (6.2)                     (3.7)                      (4.9)
                                                   -----                     -----                      -----
Balance at end of period                           $13.2                     $11.9                      $ 8.9
                                                   =====                     =====                      =====

    Accounting for Stock-Based Compensation - The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock option and purchase plans. Accordingly, no compensation cost has been recognized for its stock option plans and stock purchase plan. Had compensation cost for the Company's stock option plans and stock purchase plan been determined consistent with SFAS No. 123, the Company's net loss and net loss per share for the fiscal year ended December 31, 2004, for the fiscal year ended December 31, 2003 and for the transition period ended December 31, 2002 would have changed to the pro forma amounts indicated in the following table:


                                                           Fiscal                 Fiscal               Transition
                                                         Year Ended             Year Ended            Period Ended
                                                         December 31,           December 31,          December 31,
                                                           2004                    2003                  2002
                                                     -------------------    -------------------    -------------------
As reported
      Net loss                                            $(22.0)                 $(53.5)               $(70.8)
      Deduct: Expense per SFAS No. 123,
          fair value method, net of
          related tax effects                                7.4                     3.3                   5.8
                                                     -------------------    -------------------    -------------------
Pro forma                                                 $(29.4)                 $(56.8)               $(76.6)
                                                     -------------------    -------------------    -------------------

Basic and diluted net loss per share:
      As reported                                         $(0.53)                 $(1.49)               $(2.03)
      Pro forma                                           $(0.70)                 $(1.58)               $(2.19)



    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for options granted during the fiscal year ended December 31, 2004, the fiscal year ended December 31, 2003 and for the transition period ended December 31, 2002:


                                                            Fiscal                 Fiscal               Transition
                                                          Year Ended             Year Ended            Period Ended
                                                         December 31,            December 31,           December 31,
                                                            2004                   2003                    2002
                                                      -------------------    -------------------    -------------------

Weighted average valuation assumptions:
       Risk-free interest rate                              2.8%                    3.0%                    3.7%
       Dividend yield                                         0%                      0%                      0%
       Volatility                                            84%                     91%                     96%
       Expected life (years)                                3.3                     3.5                     3.5

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

Recent Accounting Pronouncements

    In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (Revised 2004) "Share-Based Payment" ("SFAS 123R"). SFAS 123R is applicable for all interim and fiscal periods beginning after June 15, 2005. SFAS 123R sets accounting requirements for share-based compensation to employees, requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees and disallows the use of the intrinsic value method of accounting for stock compensation. The Company is currently evaluating the impact that this statement will have on its results of operations.

    In November 2004, the FASB issued SFAS No. 151, "Inventory Costs"
("SFAS 151"), which requires abnormal amounts of inventory costs related to idle facility, freight handling and wasted material expenses to be recognized as current period charges. Additionally, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The standard is effective for fiscal years beginning after June 15, 2005. The Company believes the adoption of SFAS 151 will not have a material impact on its consolidated financial statements.

    In December 2003, the Securities and Exchange Commission released Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition," which supersedes SAB 101, "Revenue Recognition in Financial Statements." SAB 104 clarifies existing guidance regarding revenues for contracts which contain multiple deliverables to make it consistent with Emerging Issues Task Force ("EITF")
No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." The adoption of SAB 104 did not have a material impact on the Company's revenue recognition policies, nor its financial position or results of operations.

    In January 2003, the FASB issued Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities," and in December 2003, issued Interpretation No. 46 (revised December 2003) "Consolidation of Variable Interest Entities--An Interpretation of APB No. 51." In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities.
FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46(R) clarifies the application of Accounting Research Bulletin ("APB") No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without subordinated financial support from other parties. Since the Company does not have any variable interest entities, the adoption of FIN No. 46 and FIN No. 46(R) did not have an impact on the Company's financial statements.

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

3. FACILITY CONSOLIDATIONS AND OTHER SPECIAL CHARGES

    The September 11, 2001 terrorist attacks have severely impacted conditions in the airline industry. Sharply lower demand from the airline customer base affected the Company's financial results. The lower demand reflects the current downturn in the airline industry, which is the most severe ever experienced. High airline operating costs, weak air travel and low ticket prices have damaged many carriers' financial condition. Prior to the September 11, 2001 terrorist attacks, airline profits were already being adversely affected by increases in pilot and other airline wages, higher fuel prices and the softening of the global economy. Air travel dropped significantly following the 2001 terrorist attacks, further weakening many airlines' financial condition.

    The rapid decline in industry conditions brought about by the terrorist attacks on September 11, 2001 caused the Company to implement a facility consolidation and integration plan designed to realign its capacity and cost structure with changed conditions in the airline industry. In November 2001, the Company began implementing a facility consolidation plan that consisted of closing five principal facilities and reducing its workforce by about 1,000 employees. As a result, during fiscal 2002, the Company recorded a charge of $98.9 which included cash expenses of approximately $15.6 and non-cash charges totaling approximately $62.9 associated with the write-down of fixed assets and other assets of $27.3, and inventory of $35.6 and $20.4 associated with the impairment of related intangible assets. The $15.6 of cash charges related to involuntary severance and benefit programs for approximately 1,000 employees, lease termination costs and preparing facilities for disposal and sale. In addition, the Company incurred approximately $5.7 of consolidation costs associated with the facilities and personnel consolidation program, which were expensed as incurred. These costs and charges, which aggregate $104.6, have been included in cost of sales for the fiscal year ended February 23, 2002.

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

    The consolidation program was complete as of December 31, 2003. Through December 31, 2003, the Company closed five facilities and paid approximately $10.4 in severance related to the 1,500 headcount reductions. Through December 31, 2003, the Company incurred approximately $174.9 of costs, including approximately $73.7 of cash costs. Cash requirements related to facility consolidation activities were funded from cash in banks and the Company's credit facilities.

4.    INVENTORIES

    Inventories are stated at the lower of cost or market. Cost is determined using the weighted average cost method. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs. Inventories consist of the following:


                                                      December 31, 2004     December 31, 2003
                                                      -----------------     -----------------

Purchased materials and component parts                    $ 51.7               $ 52.9
Work-in-process                                              16.2                 18.5
Finished goods (primarily aftermarket fasteners)            129.9                 97.3
                                                           ------               ------
                                                           $197.8               $168.7
                                                           ======               ======

5. PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost and depreciated and amortized generally on the straight-line method over their estimated useful lives of two to thirty years (or the lesser of the term of the lease as to leasehold improvements, as appropriate). Property and equipment consist of the following:

                                                               Useful Life          December 31,            December 31,
                                                                 (Years)                2004                    2003
                                                              ---------------    --------------------    --------------------
Land, buildings and improvements                                 10  - 50             $  37.4                 $  33.1
Machinery                                                         3  - 13                59.4                    57.1
Tooling                                                           3  - 10                19.8                    18.5
Computer equipment and software                                   3  - 15                95.6                    90.6
Furniture and equipment                                           2  - 10                 9.9                    10.1
                                                                                      -------                 -------
                                                                                        222.1                   209.4
Less accumulated depreciation and amortization                                         (121.9)                 (105.6)
                                                                                      -------                 -------
                                                                                      $ 100.2                 $ 103.8
                                                                                      =======                 =======

6. GOODWILL AND INTANGIBLE ASSETS

    In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," the Company's goodwill and indefinite life intangible assets are not amortized, but are subject to an annual impairment test. The following sets forth the intangible assets by major asset class, all of which were acquired during business acquisition transactions:

                                                              December 31, 2004                         December 31, 2003
                                                     ---------------------------------------   ------------------------------------
                                                                                    Net                                      Net
                                    Useful Life       Original     Accumulated      Book         Original    Accumulated     Book
                                     (Years)           Cost       Amortization     Value           Cost     Amortization    Value
                                   --------------    ----------- --------------- -----------   ----------- -------------- ---------
Acquired technologies                 4-30            $ 94.1        $20.6         $ 73.5         $ 93.8       $17.5        $ 76.3
Trademarks and patents                7-30              27.7         12.3           15.4           26.6        10.5          16.1
Trademarks (nonamortizing)              --              20.6           --           20.6           20.6          --          20.6
Technical qualifications, plans
  and drawings                        3-30              31.4         15.7           15.7           31.0        14.3          16.7
Replacement parts annuity
  and product approvals               3-30              42.2         23.9           18.3           41.0        21.2          19.8
Covenant not to compete and
  other identified intangibles        3-10              20.9         13.0            7.9           20.3        11.3           9.0
                                                      ------        -----         ------         ------       -----        ------
                                                      $236.9        $85.5         $151.4         $233.3       $74.8        $158.5
                                                      ======        =====         ======         ======       =====        ======

    Aggregate amortization expense on intangible assets was approximately $9.3, $9.1 and $7.5 for the fiscal years ended December 31, 2004 and 2003 and for the ten-month transition period ended December 31, 2002, respectively. Amortization expense associated with identified intangible assets is expected to be approximately $9.0 in each of the next five years.

    Changes to the original cost basis of goodwill during the calendar year ended December 31, 2004 were due to two insignificant acquisitions and foreign currency fluctuations. The changes in the carrying amount of goodwill for the fiscal years ended December 31, 2004 and 2003 are as follows:

                                                Commercial                                 Business
                                                 Aircraft           Distribution              Jet                 Total
                                           -------------------- -------------------- -------------------- --------------------
Balance as of December 31, 2002                   $169.2              $ 88.2                $87.3                $344.7
Reclassification(1)                                (17.9)               17.9                   --                    --
Goodwill acquired                                    2.7                  --                   --                   2.7
Goodwill adjustment on acquisition                    --                  --                  0.8                   0.8
Effect of foreign currency translation               4.5                  --                   --                   4.5
                                                  ------              ------                -----                ------
Balance as of December 31, 2003                    158.5               106.1                 88.1                 352.7
Goodwill acquired                                   10.6                 1.9                   --                  12.5
Effect of foreign currency translation               5.0                 0.2                   --                   5.2
                                                  ------              ------                -----                ------
Balance as of December 31, 2004                   $174.1              $108.2                $88.1                $370.4
                                                  ======              ======                =====                ======

      (1) During fiscal 2003 the Company reclassified one location from Commercial Aircraft to Distribution.

7. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

      Accounts payable and accrued liabilities consist of the following:


                                                                       December 31,                December 31,
                                                                           2004                        2003
                                                                   ----------------------      ---------------------
      Accounts payable                                                    $ 75.0                      $ 59.0
      Accrued salaries, vacation and related benefits                       16.0                        16.0
      Accrued interest                                                      14.1                        17.0
      Accrued product warranties                                            13.2                        11.9
      Accrued acquisition and restructuring expenses                         --                          2.9
      Other accrued liabilities                                             34.3                        24.2
                                                                          ------                      ------
                                                                          $152.6                      $131.0
                                                                          ======                      ======

8. LONG-TERM DEBT

      Long-term debt consists of the following:


                                                                       December 31,               December 31,
                                                                           2004                       2003
                                                                    ----------------------     ----------------------
      8 1/2% Senior Notes                                                 $175.0                      $175.0
      8% Senior Subordinated Notes                                         249.8                       249.7
      8 7/8% Senior Subordinated Notes                                     250.0                       250.0
      9 1/2% Senior Subordinated Notes                                        --                       200.0
      Other long-term debt                                                   5.3                         7.3
                                                                          ------                      ------
                                                                           680.1                       882.0
      Less current portion of long-term debt                                (1.5)                       (1.9)
                                                                          ------                      ------
                                                                          $678.6                      $880.1
                                                                          ======                      ======

8 1/2% Senior Notes

    The 8 1/2% Senior Notes (the "8 1/2% Notes") are senior unsecured obligations of the Company, senior to all subordinated indebtedness, but subordinate to any secured indebtedness of the Company and mature on October 1, 2010. Interest on the 8 1/2% Notes is payable semiannually in arrears on April 1 and October 1 of each year. The 8 1/2% Notes are redeemable at the option of the Company, in whole or in part, on or after October 1, 2007, at predetermined redemption prices together with accrued and unpaid interest through the date of redemption. Upon a change of control (as defined), each holder of the 8 1/2% Notes may require the Company to repurchase such holder's 8 1/2% Notes at 101% of the principal amount thereof, plus accrued interest to the date of such purchase.

8% Senior Subordinated Notes

    The 8% Senior Subordinated Notes (the "8% Notes") are unsecured senior subordinated obligations of the Company, subordinated to any senior indebtedness of the Company and mature on March 1, 2008. Interest on the 8% Notes is payable semiannually in arrears on March 1 and September 1 of each year. The 8% Notes are redeemable at the option of the Company, in whole or in part, at par together with accrued and unpaid interest through the date of redemption. Upon a change of control (as defined), each holder of the 8% Notes may require the Company to repurchase such holder's 8% Notes at 101% of the principal amount thereof, plus accrued interest to the date of such purchase.

8 7/8% Senior Subordinated Notes

    The 8 7/8% Notes are unsecured senior subordinated obligations of the Company, subordinated to any senior indebtedness and mature on May 1, 2011. Interest on the 8 7/8% Notes is payable semiannually in arrears on May 1 and November 1 of each year. The 8 7/8% Notes are redeemable, at the option of the Company, in whole or in part, at any time on or after May 1, 2006, at predetermined redemption prices together with accrued and unpaid interest through the date of redemption. Upon a change in control (as defined), each holder of the 8 7/8% Notes may require the Company to repurchase such holder's 8 7/8% Notes at 101% of the principal amount thereof, plus accrued interest to the date of such purchase.

9 1/2% Senior Subordinated Notes

    The 9 1/2% Senior Subordinated Notes (the "9 1/2% Notes") were senior unsecured obligations of the Company. In November 2004, the Company redeemed the 9 1/2% Notes at a redemption price equal to 103.167% of the principal amount, together with the accrued interest to the redemption date, with the net proceeds of a common stock offering and cash on hand. The Company incurred loss on debt extinguishment of $8.8 related to unamortized debt issue costs, redemption premiums and fees and expenses related to the redemption of the 9 1/2% Notes.

    The 8% Notes, 8 1/2% Notes and 8 7/8% Notes contain certain restrictive covenants, including limitations on future indebtedness, restricted payments, transactions with affiliates, liens, dividends, mergers and transfers of assets, all of which were met by the Company as of December 31, 2004.

Bank Credit Facilities

    The Company amended its $50.0 credit facility with JPMorgan Chase Bank (the "Amended Bank Credit Facility") in February and October 2004. The amendments had the effect of eliminating financial covenants consisting of a leverage ratio and a minimum net worth test. The Amended Bank Credit Facility has no maintenance financial covenants other than an Interest Coverage Ratio (as defined in the Amended Bank Credit Facility) that must be maintained at levels equal to or greater than 1.15:1 for the trailing 12 month period. The Amended Bank Credit Facility expires in February 2007, is collateralized by substantially all of the Company's assets and contains customary affirmative covenants, negative covenants and conditions precedent for borrowings, all of which were met as of December 31, 2004.

    At December 31, 2004, indebtedness under the Amended Bank Credit Facility consisted of letters of credit aggregating approximately $11.6. The Amended Bank Credit Facility bears interest ranging from 250 to 400 basis points over the Eurodollar rate (which, as of December 31, 2004, was approximately 6.4%). The amount available for borrowing under the Amended Bank Credit Facility was $38.4 as of December 31, 2004.

    B/E Aerospace (UK) Limited, one of the Company's subsidiaries, has a revolving line of credit agreement aggregating approximately $7.7 that renews annually. This credit agreement is collateralized by accounts receivable and inventory of B/E Aerospace (UK) Limited. There were no borrowings outstanding under the credit agreement as of December 31, 2004.

    Royal Inventum B.V., one of the Company's subsidiaries, has a revolving credit agreement aggregating approximately $0.7 that renews annually. This credit agreement is collateralized by accounts receivable and inventory of the Netherlands entity. There were no borrowings outstanding under the credit agreement as of December 31, 2004.

      Maturities of long-term debt are as follows:


          Year Ending December 31,
          2005                             $  1.5
          2006                                3.0
          2007                                0.5
          2008                              250.1
          2009                                 --
          Thereafter                        425.0
                                           ------
          Total                            $680.1
                                           ======

      Interest expense amounted to $77.5 for the calendar year ended December 31, 2004, $71.6 for the calendar year ended December 31, 2003 and $60.7 for the transition period ended December 31, 2002, respectively.

9. COMMITMENTS, CONTINGENCIES AND OFF-BALANCE-SHEET ARRANGEMENTS

    Sale-Leaseback Transaction - During 2002, the Company entered into two sale-leaseback transactions involving four of its facilities. Under the terms of the sale-leaseback agreements, the facilities were sold for $27.0, net of transaction costs, and have been leased back for initial periods ranging from 15 to 20 years. The leasebacks have been accounted for as operating leases. A gain of $4.8 resulting from the sales has been deferred and is being amortized on a straight-line basis to rent expense over the initial term of the leases.

    Lease Commitments - The Company finances its use of certain facilities and equipment under committed lease arrangements provided by various institutions. Since the terms of these arrangements meet the accounting definition of operating lease arrangements, the aggregate sum of future minimum lease payments is not reflected on the consolidated balance sheet. At December 31, 2004, future minimum lease payments under these arrangements approximated $90.9, of which approximately $76.9 is related to facility leases.

    Rent expense for the calendar years ended December 31, 2004 and December 31, 2003 and for the transition period ended December 31, 2002 was approximately $15.4, $14.0 and $13.5, respectively. Future payments under operating leases with terms currently greater than one year are as follows:


          Year Ending December 31,
          2005                             $13.4
          2006                              12.3
          2007                              12.4
          2008                              10.7
          2009                               7.7
          Thereafter                        34.4
                                           -----
                                           $90.9
                                           =====

    Litigation - The Company is a defendant in various legal actions arising in the normal course of business, the outcomes of which, in the opinion of management, neither individually nor in the aggregate are likely to result in a material adverse effect on the Company's financial statements.

    Indemnities, Commitments and Guarantees - During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These indemnities include non-infringement of patents and intellectual property indemnities to the Company's customers in connection with the delivery, design, manufacture and sale of its products, indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease and indemnities to other parties to certain acquisition agreements. The duration of these indemnities, commitments and guarantees varies, and in certain cases, is indefinite. Substantially all of these indemnities, commitments and guarantees provide for limitations on the maximum potential future payments the Company could be obligated to make. The Company has not recorded any significant liability for these indemnities, commitments and guarantees in the accompanying consolidated balance sheets.

    Employment Agreements - The Company has employment and compensation agreements with three key officers of the Company. Agreements for one of the officers provides for the officer to earn a minimum of $854 thousand per year through a three-year period ending from any date after which it is measured, adjusted annually for changes in the consumer price index (as defined) or as determined by the Company's Board of Directors, as well as a deferred compensation benefit equal to the product of the years worked times 150% of the highest annual salary paid over the period. Such deferred compensation is payable in a lump sum, less any prior distributions.

    A second agreement provides for the officer to receive annual minimum compensation of $792 thousand per year through a three-year period ending from any date after which it is measured, adjusted annually for changes in the consumer price index (as defined) or as determined by the Company's Board of Directors, as well as a deferred compensation benefit equal to the product of the years worked times the highest annual salary paid over the period. In all other respects, this officer's employment agreement contains similar provisions to those described above in the first agreement.

    A third agreement provides for an officer to receive annual minimum compensation of $415 thousand per year through a three-year period ending from any date after which it is measured, adjusted annually for changes in the consumer price index (as defined) or as determined by the Company's Board of Directors, as well as a deferred compensation benefit equal to the product of the number of years worked times one-half of this officer's average highest three years' annual salary (as defined). Such deferred compensation is payable in a lump sum, less any prior distributions.

    Deferred compensation for these three officers has been accrued as provided for under the above-mentioned employment agreements. Through December 31, 2004, the Company fully funded these and other deferred compensation obligations, all of which were maintained in grantor trusts on behalf of the individuals. In addition, the Company has employment agreements with certain other key members of management that provide for aggregate minimum annual base compensation of $3.3 expiring on various dates through the year 2005. The Company's employment agreements generally provide for certain protections in the event of a change of control. These protections generally include the payment of severance and related benefits under certain circumstances in the event of a change of control, and for the Company to reimburse such officers for the amount of any excise taxes associated with such benefits.

10.   INCOME TAXES

      The components of loss before incomes taxes were:


                                    Fiscal           Fiscal       Transition
                                   Year Ended      Year Ended    Period Ended
                                  December 31,    December 31,   December 31,
                                     2004            2003           2002
                                  ------------    -------------  ------------
     Loss before income taxes
       United States                $ (9.3)          $(16.4)         $(36.1)
       Non-United States             (11.2)           (35.1)          (32.0)
                                    ------           ------          ------
     Loss before income taxes       $(20.5)          $(51.5)         $(68.1)
                                    ======           ======          ======

      Income tax expense (benefit) consists of the following:


                                    Fiscal           Fiscal       Transition
                                   Year Ended      Year Ended    Period Ended
                                  December 31,    December 31,   December 31,
                                     2004             2003         2002
                                  ------------    ------------   ------------
    Current:
       Federal                       $ --            $(0.9)          $ --
       State                          0.1               --             --
       Foreign                        1.4              2.9            2.7
                                     ----            -----           ----
                                      1.5              2.0            2.7
                                     ----            -----           ----
    Deferred:
       Federal                         --               --             --
       State                           --               --             --
       Foreign                         --               --             --
                                     ----            -----           ----
                                       --               --             --
                                     ----            -----           ----
                                     $1.5            $ 2.0           $2.7
                                     ====            =====           ====

    The difference between income tax expense and the amount computed by applying the statutory U.S. federal income tax rate (35%) to the pretax loss consists of the following:


                                                         Fiscal        Fiscal        Transition
                                                       Year Ended     Year Ended    Period Ended
                                                      December 31,   December 31,   December 31,
                                                         2004           2003           2002
                                                      -----------    ------------   ------------
Statutory federal income tax benefit                     $(7.2)        $(18.0)         $(23.8)
U.S. State income taxes                                    0.1             --              --
Foreign tax rate differential                              5.4           15.2            13.9
Non-deductible charges                                     0.5            1.5             0.7
Change in federal valuation allowance                      2.7            3.3            11.9
                                                         -----         ------          ------
                                                         $ 1.5         $  2.0          $  2.7
                                                         =====         ======          ======

    The tax effects of temporary differences and carryforwards that give rise to deferred income tax assets and liabilities consist of the following:


                                                      December 31,   December 31,   December 31,
                                                         2004           2003           2002
                                                      ------------   ------------   ------------

Deferred tax assets:
        Inventory reserves                              $  8.3         $  10.1        $   9.3
        Warranty accruals                                  3.7             3.4            2.9
        Accrued liabilities                               13.4            10.4           12.9
        Net operating loss carryforward                  137.7           125.0           99.9
        Federal capital loss carryforward                 13.0            13.0           13.0
        Federal research credit carryforward               3.7             3.7            7.1
        Other                                              2.4             2.1            2.9
                                                        ------         -------        -------
                                                         182.2           167.7          148.0
                                                        ------         -------        -------

Deferred tax liabilities:
        Acquisition accruals                              (9.4)           (8.4)         (10.2)
        Intangible assets                                (31.1)           (5.0)           4.0
        Depreciation                                      (7.6)          (12.6)         (11.9)
        Software development costs                        (6.3)           (5.4)          (5.5)
                                                        ------         -------        -------
                                                         (54.4)          (31.4)         (23.6)
                                                        ------         -------        -------

Net deferred tax asset before valuation allowance        127.8           136.3          124.4
Valuation allowance                                     (129.3)         (136.3)        (124.4)
                                                        ------         -------        -------
        Net deferred tax liability                      $ (1.5)        $    --        $    --
                                                        ======         =======        =======

    The Company established a valuation allowance of $129.3 as of December 31, 2004 related to its deferred tax assets because of uncertainties that preclude it from determining that it is more likely than not that the Company will be able to generate sufficient taxable income to realize such assets during the federal operating loss carryforward period.

    As of December 31, 2004, the Company had federal, state and foreign net operating loss carryforwards of $278.3, $195.6 and $88.6, respectively. The federal and state net operating loss carryforwards begin to expire in 2012 and 2005, respectively. Approximately $45.9 of the Company's net operating loss carryforward is related to the exercise of stock options, and the tax effect of such net operating losses will be credited to additional paid-in capital rather than income tax expense, if utilized. In addition, the Company has a federal capital loss carryover of approximately $29.5 which is scheduled to expire in 2008.

    As of December 31, 2004, the Company had a federal research tax credit carryforward of $3.7. This credit begins to expire in 2012.

    The Company has not provided for any residual federal income taxes on the approximately $49.0 of earnings from its Netherlands subsidiaries. The Company is currently evaluating its dividend policy in light of the American Jobs Creation Act. Due to the Company's net operating loss position, such residual U.S. income taxes, if provided for, would not be material.

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

    The BE Aerospace Savings and Investment Plan was established pursuant to
Section 401(k) of the Internal Revenue Code. Under the terms of the plan, covered employees may contribute up to 15% of their pay, limited to $14.0 thousand per year. The Company match is equal to 50% of employee contributions, subject to a maximum of 8% of an employee's base pay and is generally funded in Company stock. Total expense for the plan was $3.1, $2.6 and $2.1 for the calendar years ended December 31, 2004 and 2003 and for the transition period ended December 31, 2002, respectively. Participants vest 100% in the Company match after three years of service.

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

    The following table sets forth the computation of basic and diluted net loss per share for the calendar year ended December 31, 2004, for the calendar year ended December 31, 2003 and for the transition period ended December 31, 2002:

                                                             Fiscal                    Fiscal                Transition
                                                           Year Ended                Year Ended             Period Ended
                                                           December 31,              December 31,           December 31,
                                                             2004                       2003                     2002
                                                     ----------------------    ----------------------   ----------------------
Numerator - Net loss                                         $(22.0)                   $(53.5)                  $(70.8)
                                                             =======                   ======                   ======
Denominator:
Denominator for basic loss per share -
   Weighted average shares                                     41.7                      36.0                     34.9
Effect of dilutive securities -
   Employee stock options                                        --                        --                       --
                                                             ------                    ------                   ------
Denominator for diluted loss per share -
   Adjusted weighted average shares                            41.7                      36.0                     34.9
                                                             ======                    ======                   ======
Basic net loss per share                                     $(0.53)                   $(1.49)                  $(2.03)
                                                             ======                    ======                   ======
Diluted net loss per share                                   $(0.53)                   $(1.49)                  $(2.03)
                                                             ======                    ======                   ======

    The Company excluded potentially dilutive securities from the calculation of loss per share of approximately 1.6 million, 0.4 million and 0.8 million for the fiscal year ended December 31, 2004, for the fiscal year ended December 31, 2003 and for the transition period ended December 31, 2002, respectively, because the effect would have been antidilutive.

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

    The following tables set forth options granted, canceled, forfeited and outstanding:
                                                December 31, 2004
                                                -----------------

                                                      Options               Option Price        Weighted Average
                                                   (in thousands)             Per Share          Price Per Share
                                                   --------------           ------------        ----------------
     Outstanding, beginning of period                   4,483               $3.25 - $30.25            $ 7.55
     Options granted                                    3,639                5.59 -  11.52              7.66
     Options exercised                                   (582)               4.08 -   9.04              5.04
     Options forfeited                                   (469)               4.08 -  29.88             10.21
                                                        -----
     Outstanding, end of period                         7,071                3.25 -  30.25              7.67
                                                       ======
     Exercisable at end of period                       3,910               $3.25 - $30.25            $ 7.99
                                                       ======

                                                December 31, 2003
                                                -----------------

                                                      Options               Option Price        Weighted Average
                                                   (in thousands)             Per Share          Price Per Share
                                                  --------------           ------------        ----------------
     Outstanding, beginning of period                   7,994               $3.25 - $30.25            $12.50
     Options granted                                       80                3.47 -   5.51              4.47
     Options exercised                                    (28)               4.08 -   4.43              4.21
     Options forfeited                                 (3,563)               4.08 -  30.25             18.93
                                                       ------
     Outstanding, end of period                         4,483                3.25 -  30.25              7.55
                                                       ======
     Exercisable at end of period                       3,289               $3.25 - $30.25             $8.64
                                                       ======

                                                December 31, 2002
                                                -----------------

                                                      Options               Option Price        Weighted Average
                                                   (in thousands)             Per Share          Price Per Share
                                                  --------------           ------------        ----------------
     Outstanding, beginning of period                   7,059               $4.08 - $31.50            $14.41
     Options granted                                    1,432                3.25 -   9.70              4.42
     Options exercised                                   (203)               4.08 -  12.00              6.31
     Options forfeited                                   (294)               4.08 -  31.50             17.15
                                                       -----
     Outstanding, end of period                         7,994                3.25 -  30.25             12.50
                                                       ======
     Exercisable at end of period                       5,420               $3.25 - $30.25            $15.59
                                                       ======

At December 31, 2004, 727,932 options were available for grant under the Company's Option Plans.
                              Options Outstanding
                              at December 31, 2004
-------------------------------------------------------------------------------

                                                                  Weighted
                                                Weighted           Average                                   Weighted
       Range of               Options            Average          Remaining              Options             Average
    Exercise Price          Outstanding      Exercise Price    Contractual Life         Exercisable       Exercise Price
    --------------         --------------    --------------    ----------------        -------------      --------------
                           (in thousands)                          (years)             (in thousands)

    $ 3.25 - $4.43             2,158            $ 4.24              7.27                  1,813               $ 4.22
      5.18 -  6.59             2,229              6.00              9.08                    499                 6.01
      6.75 - 10.42             1,937              9.48              7.83                  1,017                 8.87
     10.70 - 30.25               747             17.87              5.33                    581                19.88

    The estimated fair value of options granted during the fiscal year ended December 31, 2004, the fiscal year ended December 31, 2003 and during the transition period ended December 31, 2002, was $3.86 per share, $3.17 per share and $3.54 per share, respectively.

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

13. EMPLOYEE STOCK PURCHASE PLAN

    The Company has established a qualified Employee Stock Purchase Plan, the terms of which allow for qualified employees (as defined) to participate in the purchase of designated shares of the Company's common stock at a price equal to the lower of 85% of the closing price at the beginning or end of each semi-annual stock purchase period. The Company issued approximately 576,000, 742,000 and 261,000 shares of common stock during calendar 2004, calendar 2003 and the transition period ended December 31, 2002, respectively, pursuant to this plan at an average price per share of $4.94, $1.83 and $6.49, respectively.

14. SEGMENT REPORTING

    The Company is organized based on the products and services it offers. Under this organizational structure, the Company has three reportable segments:
Commercial Aircraft, Distribution and Business Jet. The Company's Commercial Aircraft segment consists of eight operating facilities while the Distribution and Business Jet segments consist of one and two principal operating facilities, respectively.

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

    The following table presents net sales and other financial information by business segment:

                                                         FISCAL YEAR ENDED DECEMBER 31, 2004
                                       ----------------------------------------------------------------------
                                         Commercial                             Business
                                          Aircraft         Distribution            Jet          Consolidated
                                       ----------------- ------------------ ------------------ --------------
Net sales                                   $514.1          $144.2             $ 75.2            $  733.5
Operating earnings (loss)                     39.8            25.9               (1.3)               64.4
Total assets                                 594.1           263.0              167.7             1,024.8
Goodwill                                     174.1           108.2               88.1               370.4
Capital expenditures                          11.8             1.3                1.4                14.5
Depreciation and amortization                 23.2             2.0                3.2                28.4

                                                         FISCAL YEAR ENDED DECEMBER 31, 2003
                                       ----------------------------------------------------------------------
                                         Commercial                             Business
                                          Aircraft         Distribution            Jet          Consolidated
                                       ----------------- ------------------ ------------------ --------------
Net sales                                   $455.3          $103.7              $ 65.4            $  624.4
Operating earnings (loss)                     11.8            18.0                (9.5)               20.3
Total assets                                 658.4           234.2               159.9             1,052.5
Goodwill                                     158.5           106.1                88.1               352.7
Capital expenditures                           8.9             0.9                 1.4                11.2
Depreciation and amortization                 23.0             1.9                 3.4                28.3


                                                   TRANSITION PERIOD ENDED DECEMBER 31, 2002
                                       ----------------------------------------------------------------------
                                         Commercial                           Business
                                          Aircraft         Distribution          Jet            Consolidated
                                       ----------------- ------------------ ------------------ --------------
Net sales                                    $354.5         $ 78.0             $ 71.1            $  503.6
Operating earnings (loss)                     (32.9)          14.5                7.6               (10.8)
Total assets                                  700.9          195.7              170.5             1,067.1
Goodwill                                      169.2           88.2               87.3               344.7
Capital expenditures                           12.0            0.5                4.9                17.4
Depreciation and amortization                  19.9            1.2                3.6                24.7

    Net sales for similar classes of products or services within these business segments for the fiscal year ended December 31, 2004, for the fiscal year ended December 31, 2003 and for the transition period ended December 31, 2002 are presented below:


                                              Fiscal Year Ended           Fiscal Year Ended            Ten-Month Period Ended
                                              December 31, 2004           December 31, 2003               December 31, 2002
                                            -----------------------    ------------------------      ----------------------------
                                               Net       % of             Net        % of                Net           % of
                                             Sales     Net Sales         Sales      Net Sales           Sales        Net Sales
                                            --------- -------------    ----------- ------------      ------------- --------------
        Commercial aircraft:
           Seating                            $251.4       34.3%           $217.9       34.9%              $144.6       28.7%
           Interior systems                    149.0       20.3%            137.5       22.0%               116.0       23.0%
           Engineering services and
             engineered structures
             and components                    113.7       15.5%             99.9       16.0%                93.9       18.7%
                                            --------- -------------    ----------- ------------      ------------- --------------
                                               514.1       70.1%            455.3       72.9%               354.5       70.4%
        Distribution                           144.2       19.7%            103.7       16.6%                78.0       15.5%
        Business jet                            75.2       10.2%             65.4       10.5%                71.1       14.1%
                                            --------- -------------    ----------- ------------      ------------- --------------
        Net sales                             $733.5      100.0%           $624.4      100.0%              $503.6      100.0%
                                            ========= =============    =========== ============      ============= ==============

Geographic Origination

    The Company operated principally in two geographic areas, the United States and Europe (primarily the United Kingdom), during the fiscal years ended December 31, 2004 and 2003 and the transition period ended December 31, 2002. There were no significant transfers between geographic areas during these periods. Identifiable assets are those assets of the Company that are identified with the operations in each geographic area.

    The following table presents net sales and operating earnings (loss) for the fiscal year ended December 31, 2004, for the fiscal year ended December 31, 2003 and transition period ended December 31, 2002 and identifiable assets as of December 31, 2004, December 31, 2003 and December 31, 2002 by geographic area:


                                            Fiscal                Fiscal            Transition
                                          Year Ended             Year Ended        Period Ended
                                          December 31,           December 31,      December 31,
                                             2004                  2003                2002
                                      ------------------     ----------------    ----------------

  Net sales:
  United States operations                 $  495.7              $  408.0           $  362.4
  European operations                         237.8                 216.4              141.2
                                           --------              --------           --------
  Total:                                   $  733.5              $  624.4           $  503.6
                                           ========              ========           ========

  Operating earnings (loss):
  United States operations                 $   73.1              $   53.6           $   13.9
  European operations                          (8.7)                (33.3)             (24.7)
                                           --------              --------           --------
  Total:                                   $   64.4              $   20.3           $  (10.8)
                                           ========              ========           ========

  Identifiable assets:
  United States operations                 $  804.6              $  839.9           $  861.9
  European operations                         220.2                 212.6              205.2
                                           --------              --------           --------
  Total:                                   $1,024.8              $1,052.5           $1,067.1
                                           ========              ========           ========

Geographic Destination

    Export sales from the United States to customers in foreign countries amounted to approximately $179.3, $151.0 and $111.5 in the fiscal year ended December 31, 2004, the fiscal year ended December 31, 2003 and the transition period ended December 31, 2002, respectively.

    Net sales by geographic segment (based on destination) were as follows:


                           Fiscal Year Ended              Fiscal Year Ended                 Ten-Month Period Ended
                           December 31, 2004              December 31, 2003                   December 31, 2002
                      ----------------------------    ---------------------------     -----------------------------------
                         Net           % of              Net           % of                Net              % of
                        Sales        Net Sales          Sales       Net Sales             Sales           Net Sales
                      ----------- ----------------    ----------- ---------------     -------------- --------------------
United States             $376.5       51.3%              $307.5       49.3%                 $269.8       53.6%
Europe                     175.1       23.9%               168.4       27.0%                  121.0       24.0%
Asia                       143.3       19.5%               114.0       18.2%                   79.0       15.7%
Rest of World               38.6        5.3%                34.5        5.5%                   33.8        6.7%
                      ----------- ----------------    ----------- ---------------     -------------- --------------------
                          $733.5      100.0%              $624.4      100.0%                 $503.6      100.0%
                      =========== ================    =========== ===============     ============== ====================

    Major customers (i.e., customers representing more than 10% of net sales) change from year to year depending on the level of refurbishment activity and/or the level of new aircraft purchases by such customers. There were no major customers in the two-year period ended December 31, 2004 or the transition period ended December 31, 2002.

15. FAIR VALUE INFORMATION

    The following disclosure of the estimated fair value of financial instruments at December 31, 2004 and December 31, 2003 is made in accordance with the requirements of SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies; however, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

    The carrying amounts of cash and cash equivalents, accounts receivable-trade, and accounts payable are a reasonable estimate of their fair values as interest is based upon floating market rates. The fair values of the Company's Notes as of December 31, 2004 and 2003 are as follows:


                                         December 31,          December 31,
                                             2004                  2003
                                       ------------------     ----------------
  8 1/2% Notes                               $192.5                 $187.3
  8% Notes                                    248.8                  232.5
  8 7/8% Notes                                260.0                  241.3
  9 1/2% Notes                                  --                   194.0


    The fair value information presented herein is based on pertinent information available to management at December 31, 2004 and December 31, 2003, respectively. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since that date, and current estimates of fair value may differ significantly from the amounts presented herein.

16. SELECTED QUARTERLY DATA (Unaudited)

    Summarized quarterly financial data for the fiscal years ended December 31, 2004 and December 31, 2003 are as follows:


                                                                    Fiscal Year Ended December 31, 2004
                                                      ---------------------------------------------------------------------
                                                         First            Second            Third            Fourth
                                                        Quarter          Quarter           Quarter           Quarter
                                                      ---------------- ----------------- ----------------- ----------------
  Net sales                                             $175.1           $185.3            $183.5            $189.6
  Gross profit                                            53.6             61.8              60.1              63.2
  Net loss                                                (7.6)            (2.4)             (2.7)             (9.3)
  Basic net loss per share (1)                           (0.21)           (0.06)            (0.07)            (0.17)
  Diluted net loss per share (1)                         (0.21)           (0.06)            (0.07)            (0.17)


                                                                    Fiscal Year Ended December 31, 2003
                                                      ---------------------------------------------------------------------
                                                         First            Second            Third            Fourth
                                                        Quarter          Quarter           Quarter           Quarter
                                                      ---------------- ----------------- ----------------- ----------------
  Net sales                                             $154.7           $151.8           $154.5             $163.4
  Gross profit                                            46.4             39.8             45.1               39.5
  Net loss                                               (10.8)           (14.1)            (9.1)             (19.5)
  Basic net loss per share (1)                           (0.31)           (0.39)           (0.25)             (0.53)
  Diluted net loss per share (1)                         (0.31)           (0.39)           (0.25)             (0.53)

(1) Earnings per share is computed individually for each quarter presented: therefore, the sum of the quarterly loss per share may not necessarily equal the total for the year.




                  [Remainder of page intentionally left blank]

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
FOR THE FISCAL YEARS ENDED DECEMBER 31, 2004 AND 2003, AND
FOR THE TEN-MONTH TRANSITION PERIOD ENDED DECEMBER 31, 2002
(In millions)


                                                        BALANCE                                                          BALANCE
                                                     AT BEGINNING                                      WRITE-OFFS/        AT END
                                                       OF PERIOD         EXPENSES         OTHER         DISPOSALS       OF PERIOD
                                                 ------------------- --------------- -------------- ---------------- --------------

DEDUCTED FROM ASSETS:

Allowance for doubtful accounts:
-------------------------------
Fiscal year ended December 31, 2004                     $ 2.2              $1.0           $ 0.2          $ 0.6            $ 2.8
Fiscal year ended December 31, 2003                       3.9               1.1            (0.1)           2.7              2.2
Transition period ended December 31, 2002                 4.9               0.8            (0.1)           1.7              3.9

Reserve for obsolete inventories:
--------------------------------
Fiscal year ended December 31, 2004                     $27.3              $3.8           $ 1.5          $ 5.7            $26.9
Fiscal year ended December 31, 2003                      29.0               9.1             0.7           11.5             27.3
Transition period ended December 31, 2002                27.9               9.3(1)          4.7           12.9(1)          29.0


(1) Excludes $7.0 of inventory impairments associated with the Company's facility consolidation and integration plan during the transition period ended December 31, 2002.