Form 10-Q
period 2005-03-31
BE AEROSPACE INC
filed 2005-05-05
CIK 861361

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q



                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



                  For The Quarterly Period Ended March 31, 2005



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

    The registrant has one class of common stock, $0.01 par value, of which 57,003,957 shares were outstanding as of May 4, 2005.

                               BE AEROSPACE, INC.

                 Form 10-Q for the Quarter Ended March 31, 2005

                                Table of Contents


                                                                           Page

Part I  Financial Information

Item 1. Condensed Consolidated Financial Statements (Unaudited)

        a) Condensed Consolidated Balance Sheets
           as of March 31, 2005 and December 31, 2004.........................3

        b) Condensed Consolidated Statements of Operations for the
           Three Months ended March 31, 2005 and March 31, 2004...............4

        c) Condensed Consolidated Statements of Cash Flows for the
           Three Months ended March 31, 2005 and March 31, 2004...............5

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds..........21

Item 3. Defaults Upon Senior Securities......................................21

Item 4. Submission of Matters to a Vote of Security Holders..................21

Item 5. Other Information....................................................21

Item 6. Exhibits.............................................................21

        Signatures...........................................................22

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               BE AEROSPACE, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                    (Dollars in millions, except share data)


                                                                                        March 31, 2005         December 31, 2004
                                                                                        --------------         -----------------

ASSETS

Current assets:
    Cash and cash equivalents                                                              $   63.4               $   76.3
    Accounts receivable - trade, less allowance for doubtful
        accounts ($3.0 at March 31, 2005 and $2.8 at December 31, 2004)                       107.2                   91.6
    Inventories, net                                                                          215.1                  197.8
    Other current assets                                                                       14.5                   13.4
                                                                                           --------                -------
        Total current assets                                                                  400.2                  379.1

Property and equipment, net                                                                    98.1                  100.2
Goodwill                                                                                      368.8                  370.4
Identifiable intangible assets, net                                                           148.4                  151.4
Other assets, net                                                                              21.1                   23.7
                                                                                           --------               --------
                                                                                           $1,036.6               $1,024.8
                                                                                           ========               ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued liabilities                                               $  162.3               $  152.6
    Current maturities of long-term debt                                                        1.5                    1.5
                                                                                           --------               --------
        Total current liabilities                                                             163.8                  154.1

Long-term debt, net of current maturities                                                     678.4                  678.6
Other non-current liabilities                                                                   8.4                    9.3

Commitments, contingencies and off-balance sheet arrangements (Note 4)

Stockholders' equity:
    Preferred stock, $0.01 par value; 1.0 million shares
        authorized; no shares outstanding                                                        --                     --
    Common stock, $0.01 par value; 100 million shares
        authorized; 57.0 million (March 31, 2005) and
        56.6 million (December 31, 2004) shares issued
        and outstanding                                                                         0.6                    0.6
    Additional paid-in capital                                                                580.7                  578.2
    Accumulated deficit                                                                      (400.9)                (405.0)
    Accumulated other comprehensive income                                                      5.6                    9.0
                                                                                           --------               --------
        Total stockholders' equity                                                            186.0                  182.8
                                                                                           --------               --------
                                                                                           $1,036.6               $1,024.8
                                                                                           ========               ========


See accompanying notes to condensed consolidated financial statements.

                               BE AEROSPACE, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                  (Dollars in millions, except per share data)


                                                                                         THREE MONTHS ENDED
                                                                                    ------------------------------
                                                                                       March 31,       March 31,
                                                                                         2005           2004
                                                                                    --------------- --------------

Net sales                                                                               $196.5         $175.1

Cost of sales                                                                            128.5          121.5
                                                                                        ------         ------

Gross profit                                                                              68.0           53.6

Operating expenses:

  Selling, general and administrative                                                     31.7           28.7
  Research, development and engineering                                                   16.4           12.2
                                                                                        ------         ------
    Total operating expenses                                                              48.1           40.9
                                                                                        ------         ------

Operating earnings                                                                        19.9           12.7

Interest expense, net                                                                     15.1           19.8
                                                                                        ------         ------

Earnings (loss) before income taxes                                                        4.8           (7.1)

Income taxes                                                                               0.7            0.5
                                                                                        ------         ------

Net earnings (loss)                                                                     $  4.1         $ (7.6)
                                                                                        ======         ======

Net earnings (loss) per common share:

  Basic                                                                                 $ 0.07         $(0.21)
                                                                                        ======         ======
  Diluted                                                                               $ 0.07         $(0.21)
                                                                                        ======         ======

See accompanying notes to condensed consolidated financial statements.

                               BE AEROSPACE, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                              (Dollars in millions)

                                                                                         THREE MONTHS ENDED
                                                                            ---------------------------------------------
                                                                                 March 31,               March 31,
                                                                                   2005                    2004
                                                                            --------------------   ----------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net earnings (loss)                                                           $  4.1                 $ (7.6)
    Adjustments to reconcile net earnings (loss) to net cash flows
         (used in) provided by operating activities:
         Depreciation and amortization                                               7.2                    6.9
         Provision for doubtful accounts                                             0.2                    0.2
         Non-cash employee benefit plan contributions                                0.7                    0.5
    Changes in operating assets and liabilities:
         Accounts receivable                                                       (17.6)                  (3.0)
         Inventories                                                               (17.9)                  (7.1)
         Other current assets and other assets                                       1.2                   (3.7)
         Payables, accruals and other liabilities                                   11.1                   19.4
                                                                                  ------                 ------
Net cash flows (used in) provided by operating activities                          (11.0)                   5.6
                                                                                  ------                 ------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                            (3.2)                  (2.7)
    Proceeds from sale of property and equipment                                     0.2                    0.2
    Other, net                                                                        --                    0.6
                                                                                  ------                 ------
Net cash flows used in investing activities                                         (3.0)                  (1.9)
                                                                                  ------                 ------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuances of common stock                                          1.8                    0.9
    Repayment of long-term debt                                                     (0.1)                    --
    Proceeds from long-term debt                                                      --                    0.1
                                                                                  ------                 ------
Net cash flows provided by financing activities                                      1.7                    1.0
                                                                                  ------                 ------

Effect of foreign exchange rate changes on cash and cash equivalents                (0.6)                   0.2
                                                                                  ------                 ------

Net (decrease) increase in cash and cash equivalents                               (12.9)                   4.9

Cash and cash equivalents, beginning of period                                      76.3                  147.6
                                                                                  ------                 ------

Cash and cash equivalents, end of period                                          $ 63.4                 $152.5
                                                                                  ======                 ======

Supplemental disclosures of cash flow information:
Cash paid during period for:
    Interest, net                                                                 $ 10.2                 $ 10.3
    Income taxes, net                                                             $  0.3                 $   --



See accompanying notes to condensed consolidated financial statements.

                               BE AEROSPACE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            (Unaudited - Dollars In Millions, Except Per Share Data)

Note 1.    Basis of Presentation

       The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and are unaudited pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. All adjustments which, in the opinion of management, are considered necessary for a fair presentation of the results of operations for the periods shown, are of a normal recurring nature and have been reflected in the condensed consolidated financial statements. The results of operations for the periods presented are not necessarily indicative of the results expected for the full fiscal year or for any future period. The information included in these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the BE Aerospace, Inc. (the "Company" or "B/E") Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

       The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts and related disclosures. Actual results could differ from those estimates. Certain reclassifications have been made for consistent presentation.

       Accounting for Stock-Based Compensation - The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for its stock option and stock purchase plans. Accordingly, no compensation cost has been recognized for its stock option and stock purchase plans. If the compensation cost for the Company's stock option and stock purchase plans had been determined consistent with Statement of Financial Accounting Standards ("SFAS")
    No. 123, "Accounting for Stock-Based Compensation," the Company's net earnings (loss) and net earnings (loss) per share for the three months ended March 31, 2005 and 2004, respectively, would have been the pro forma amounts indicated in the following table:

                                                                  THREE MONTHS ENDED
                                                            -------------------------------
                                                               March 31,       March 31,
                                                                 2005            2004
                                                            --------------- ---------------

Net earnings (loss) as reported                                 $ 4.1          $ (7.6)
    Less:  Expense per SFAS No. 123,
       fair value method, net of
       related tax effects                                        1.4             2.4
                                                                -----          ------
Pro forma net earnings (loss)                                   $ 2.7          $(10.0)
                                                                =====          ======

Basic net earnings (loss) per share:
    As reported                                                 $0.07          $(0.21)
                                                                =====          ======
    Pro forma                                                   $0.05          $(0.27)
                                                                =====          ======

Diluted net earnings (loss) per share:
    As reported                                                 $0.07          $(0.21)
                                                                =====          ======
    Pro forma                                                   $0.05          $(0.27)
                                                                =====          ======


                               BE AEROSPACE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
            (Unaudited - Dollars In Millions, Except Per Share Data)

Note 2.    Goodwill and Intangible Assets

       In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," the Company has completed the fair value analysis for goodwill and other intangible assets as of December 31, 2004, and concluded that no impairment existed. As of March 31, 2005, the Company believed that no indicators of impairment existed. Aggregate amortization expense on identifiable intangible assets was approximately $2.4 and $2.3 for the three months ended March 31, 2005 and 2004, respectively. Amortization expense is expected to be approximately $10.0 in each of the next five fiscal years.

       Changes to the original cost basis of goodwill during the three months ended March 31, 2005 were due to foreign currency fluctuations.

                                                  Commercial                                Business
                                                   Aircraft          Distribution              Jet                 Total
                                              ------------------- -------------------- -------------------- --------------------

Balance as of December 31, 2004                     $174.1             $108.2                $88.1                $370.4
Effect of foreign currency translation                (1.5)              (0.1)                  --                  (1.6)
                                                    ------             ------                -----                ------
Balance as of March 31, 2005                        $172.6             $108.1                $88.1                $368.8
                                                    ======             ======                =====                ======

       The following sets forth the intangible assets by major asset class, all of which were acquired during acquisition transactions:


                                                              March 31, 2005                            December 31, 2004
                                                  ---------------------------------------     --------------------------------------
                                                                                 Net                                         Net
                                Useful Life       Original    Accumulated       Book           Original     Accumulated     Book
                                  (Years)           Cost      Amortization      Value            Cost      Amortization     Value
                                -------------     ---------- --------------- ------------     ------------ -------------- ----------
Acquired technologies               4-30            $ 93.8        $21.3        $ 72.5           $ 94.1         $20.6       $ 73.5
Trademarks and patents              7-30              27.3         12.5          14.8             27.7          12.3         15.4
Trademarks (nonamortizing)            --              20.6          --           20.6             20.6            --         20.6
Technical qualifications,
  plans and drawings                3-30              31.3         15.9          15.4             31.4          15.7         15.7
Replacement parts annuity
  and product approvals             3-30              41.9         24.2          17.7             42.2          23.9         18.3
Covenants not to compete and
  other identified intangibles      3-10              20.8         13.4           7.4             20.9          13.0          7.9
                                                    ------        -----        ------           ------         -----       ------
                                                    $235.7        $87.3        $148.4           $236.9         $85.5       $151.4
                                                    ======        =====        ======           ======         =====       ======

Note 3.    Long-Term Debt

      The Company's $50.0 credit facility with JPMorgan Chase Bank (the "Amended Bank Credit Facility") has no maintenance financial covenants other than an Interest Coverage Ratio (as defined in the Amended Bank Credit Facility) that must be maintained at levels equal to or greater than 1.15:1 for the trailing 12-month period. The Amended Bank Credit Facility, which expires in February 2007, is collateralized by substantially all of the Company's assets and contains customary affirmative covenants, negative covenants and conditions precedent for borrowings, all of which were met as of March 31, 2005.

      At March 31, 2005, indebtedness under the Amended Bank Credit Facility consisted of letters of credit aggregating approximately $11.6. The Amended Bank Credit Facility bears interest ranging from 250 to 400 basis points over the Eurodollar rate (which, as of March 31, 2005, was approximately 7.2%). The amount available for borrowing under the Amended Bank Credit Facility was $38.4 as of March 31, 2005.

                               BE AEROSPACE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
            (Unaudited - Dollars In Millions, Except Per Share Data)

       Long-term debt consists principally of the 8 1/2% senior notes, 8 7/8% senior subordinated notes and 8% senior subordinated notes. The $175 8 1/2% senior notes mature on October 1, 2010, the $250 8% notes mature on March 1, 2008, and the $250 8 7/8% notes mature on May 1, 2011. The senior subordinated notes are unsecured senior subordinated obligations and are subordinated to all senior indebtedness. The senior notes are unsecured obligations and are senior to all subordinated indebtedness, but subordinate to the Amended Bank Credit Facility. Each of the 8 1/2% senior notes, 8% senior subordinated notes and 8 7/8% senior subordinated notes contains restrictive covenants, including limitations on future indebtedness, restricted payments, transactions with affiliates, liens, dividends, mergers and transfers of assets, all of which were met as of March 31, 2005. A breach of these covenants, or the covenants under the Company's current Amended Bank Credit Facility or any future bank credit facility, that continues beyond any grace period can constitute a default, which can limit the ability to borrow and can give rise to a right of the lenders to terminate the applicable facility and/or require immediate repayment of any outstanding debt.

Note 4.    Commitments, Contingencies and Off-Balance Sheet Arrangements

       Lease Commitments -- The Company finances its use of certain facilities and equipment under committed lease arrangements provided by various institutions. Since the terms of these arrangements meet the accounting definition of operating lease arrangements, the aggregate sum of future minimum lease payments is not reflected on the consolidated balance sheet. At March 31, 2005, future minimum lease payments under these arrangements, the majority of which related to the long-term real estate leases, totaled approximately $87.5.

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


                                                  THREE MONTHS ENDED
                                             -----------------------------
                                               March 31,        March 31,
                                                 2005             2004
                                             ------------     ------------

Beginning balance                                $13.2           $11.9
Charges to costs and expenses                      1.9             2.2
Costs incurred                                    (3.2)           (2.1)
                                             ------------     ------------
Ending balance                                   $11.9           $12.0
                                             ============     ============

                               BE AEROSPACE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
            (Unaudited - Dollars In Millions, Except Per Share Data)

Note 5.    Segment Reporting

       The Company is organized based on the products and services it offers. Under this organizational structure, the Company has three reportable segments: Commercial Aircraft, Distribution and Business Jet. The Company's Commercial Aircraft segment consists of eight principal operating units while the Distribution and Business Jet segments consist of one and two principal operating units, respectively. Such operating units have been aggregated for segment reporting purposes due to their similar nature. The Company evaluates segment performance based on segment operating earnings or loss.

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

        The following table presents net sales and other financial information by business segment:

                                                THREE MONTHS ENDED
                                         ---------------------------------
                                             March 31,        March 31,
                                               2005              2004
                                         --------------     --------------

Net sales
   Commercial Aircraft                       $127.6             $126.2
   Distribution                                43.0               33.8
   Business Jet                                25.9               15.1
                                         --------------     --------------
                                             $196.5             $175.1
                                         ==============     ==============

Operating earnings (loss)
   Commercial Aircraft                       $  9.0             $  8.4
   Distribution                                 8.8                6.3
   Business Jet                                 2.1               (2.0)
                                         --------------     --------------
                                             $ 19.9             $ 12.7
                                         ==============     ==============

Note 6.    Net Earnings (Loss) Per Common Share

        Basic net earnings (loss) per common share is computed using the weighted average common shares outstanding during the period. Diluted net earnings (loss) per common share is computed by using the average share price during the period when calculating the dilutive effect of stock options. Shares outstanding for the periods presented were as follows:

                                                                         THREE MONTHS ENDED
                                                                   -------------------------------
                                                                      March 31,       March 31,
                                                                        2005            2004
                                                                   --------------- ---------------

Net earnings (loss)                                                    $ 4.1           $(7.6)

Basic weighted average common shares                                    56.8            36.9
Effect of dilutive stock options and stock purchases
   under the employee stock purchase plan                                2.6              --
                                                                       -----           -----
Diluted weighted average common shares                                  59.4            36.9
                                                                       =====           =====

Basic and diluted net earnings (loss) per share                        $0.07          $(0.21)
                                                                       =====          ======

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

                               BE AEROSPACE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
            (Unaudited - Dollars In Millions, Except Per Share Data)

Note 7.    Comprehensive Earnings (Loss)

        Comprehensive earnings (loss) is defined as all changes in a company's net assets except changes resulting from transactions with shareholders. It differs from net earnings (loss) in that certain items currently recorded to equity would be a part of comprehensive earnings (loss). The following table sets forth the computation of comprehensive earnings (loss) for the periods presented:

                                                                  THREE MONTHS ENDED
                                                           ----------------------------------
                                                               March 31,         March 31,
                                                                 2005             2004
                                                           ----------------- ----------------

Net earnings (loss)                                             $ 4.1            $(7.6)
Other comprehensive earnings (loss):
   Foreign exchange translation adjustment                       (3.4)             1.2
                                                                -----            -----
Comprehensive earnings (loss)                                   $ 0.7            $(6.4)
                                                                =====            =====

Note 8.    Recent Accounting Pronouncements

    In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (Revised 2004) "Share-Based Payment" ("SFAS 123R"). The Securities and Exchange Commission has ruled that SFAS No. 123R is now effective for publicly-traded companies for annual, rather than interim, periods that begin after June 15, 2005. SFAS 123R sets accounting requirements for share-based compensation to employees, requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees and disallows the use of the intrinsic value method of accounting for stock compensation. The Company is currently evaluating the impact that this statement will have on its results of operations.

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



                  [Remainder of page intentionally left blank]

                               BE AEROSPACE, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           (Dollars In Millions, Except Per Share Data)

OVERVIEW

       The following discussion and analysis addresses the results of our operations for the three months ended March 31, 2005, as compared to our results of operations for the three months ended March 31, 2004. In addition, the discussion and analysis addresses our liquidity, financial condition and other matters for these periods.

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

       Net sales by line of business for the three-month periods ended March 31, 2005 and March 31, 2004 were as follows:

                                           Three Months Ended            Three Months Ended
                                             March 31, 2005                March 31, 2004
                                     ------------------------------- ---------------------------
                                           Net            % of          Net           % of
                                          Sales         Net Sales      Sales       Net Sales
                                     ---------------- -------------- ----------- ---------------

Commercial aircraft                       $127.6           64.9%        $126.2        72.1%
Distribution                                43.0           21.9%          33.8        19.3%
Business jet                                25.9           13.2%          15.1         8.6%
                                     ---------------- -------------- ----------- ---------------
Net sales                                 $196.5          100.0%        $175.1       100.0%
                                     ================ ============== =========== ===============

       Net sales by domestic and foreign operations for the three-month periods ended March 31, 2005 and March 31, 2004 were as follows:

                      Three Months Ended    Three Months Ended
                        March 31, 2005        March 31, 2004
                     --------------------- ---------------------
United States               $140.3                $117.0
Europe                        56.2                  58.1
                     --------------------- ---------------------
 Total                      $196.5                $175.1
                     ===================== =====================

       Net sales by geographic segment (based on destination) for the three-month periods ended March 31, 2005 and March 31, 2004 were as follows:


                                Three Months Ended   Three Months Ended
                                  March 31, 2005       March 31, 2004
                               --------------------- -------------------
                                 Net        % of       Net       % of
                                Sales    Net Sales    Sales   Net Sales
                               --------- ----------- -------- ----------

United States                   $102.1     52.0%      $ 93.4    53.3%
Europe                            44.6     22.7%        46.3    26.5%
Asia                              40.3     20.5%        28.7    16.4%
Rest of World                      9.5      4.8%         6.7     3.8%
                               --------  ----------  -------- ----------
                                $196.5    100.0%     $ 175.1    100.0%
                               ========  ==========  ======== ==========

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

       New product development is a strategic initiative for our company. Our customers regularly request that we engage in new product development and enhancement activities. We believe that these activities, if properly focused and managed, will protect and enhance our leadership position. Research, development and engineering spending have been approximately 6%-8% of sales for the past several years, and is expected to remain at approximately that level for the foreseeable future.

       We also believe in providing our businesses with the tools required to remain competitive. In that regard, we have invested, and will continue to invest, in property and equipment that enhances our productivity. Over the past three years, annual capital expenditures ranged from $11-$17. Taking into consideration our recent capital expenditure investments, current industry conditions and the recent acquisitions, we expect that annual capital expenditures will be approximately $17-$20 for the next few years.

                               BE AEROSPACE, INC.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2005, AS COMPARED TO THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2004
(Dollars In Millions, Except Per Share Data)

       Sales for each of our segments are set forth in the following table:

                                                                     NET SALES
                                ------------------------------------------------------------------------------------
                                                           Three Months Ended March 31,
                                ------------------------------------------------------------------------------------
                                                                                                    Percent
                                       2005                2004               Change                 Change
                                ------------------- ------------------- -------------------- -----------------------
Commercial aircraft                   $127.6              $126.2               $ 1.4                  1.1%
Distribution                            43.0                33.8                 9.2                 27.2%
Business jet                            25.9                15.1                10.8                 71.5%
                                ------------------- ------------------- -------------------- -----------------------
Total                                 $196.5              $175.1               $21.4                 12.2%

       Net sales for the three months ended March 31, 2005 were $196.5, an increase of $21.4 or 12% as compared to the same period in the prior year.

       Sales during the quarter at the commercial aircraft segment of $127.6 were up slightly versus revenues of $126.2 in the same period in the prior year. The distribution segment delivered strong revenue growth of 27%. The higher revenues reflect increased levels of products shipped, driven by a broad based increase in demand for aftermarket fasteners and continued market share gains. In the business jet segment, revenues increased by 72%. The higher revenues reflect increased levels of products shipped arising from the continuing recovery within the business jet industry and initial shipments of super first class products.

       Selling, general and administrative expenses of $31.7, or 16.1% of sales, were up $3.0 versus the same period in the prior year, reflecting the substantial year over year revenue increases of the business jet (72%) and the distribution (27%) segments, acquisitions completed during the second quarter of 2004 and increased commissions paid.

       Research, development and engineering expenses of $16.4, or 8.3% of sales, were up $4.2 versus the same period in the prior year due to a higher level of spending associated with customer funded engineering, spending associated with super first class product offerings, new product development activities associated with the A380 aircraft, and several new product initiatives particularly in the commercial aircraft and business jet segments.

       Operating earnings of $19.9, or 10.1% of sales, increased by $7.2, or 57%, on a $21.4, or 12%, increase in revenues. The substantial increase in operating earnings was driven primarily by significant revenue growth and margin expansion at the business jet and distribution segments and stronger margins at the commercial aircraft segment.

       The following is a summary of the change in operating earnings by segment:

                                                               OPERATING EARNINGS
                             ---------------------------------------------------------------------------------------
                                                           Three Months Ended March 31,
                             ---------------------------------------------------------------------------------------
                                                                                                      Percent
                                     2005                  2004                Change                 Change
                             ---------------------- ------------------- ---------------------- ---------------------
Commercial aircraft                 $ 9.0                 $ 8.4                 $0.6                    7.1%
Distribution                          8.8                   6.3                  2.5                   39.7%
Business jet                          2.1                  (2.0)                 4.1                     NM
                             ---------------------- ------------------- ---------------------- ---------------------
Total                               $19.9                 $12.7                 $7.2                   56.7%

       The commercial aircraft segment's ("CAS") operating results and order book continued to improve during the first quarter of 2005. Operating earnings at CAS for the current quarter were $9.0, or 7.1% of sales, reflecting a 40 basis point improvement in segment operating margin as compared to the same quarter of the prior year as a result of an improved mix of products sold and ongoing manufacturing efficiencies. CAS also recorded strong orders and a significant increase in backlog during the quarter.

       The distribution segment generated record revenues of $43.0, which were $9.2 or 27% greater than the same period in the prior year based on the broad based increase in demand for aftermarket fasteners. Operating earnings at the distribution segment in the current quarter were $8.8, or 20.5% of sales, an increase of 40% above the same period in the prior year on a 27% increase in revenues. The operating margin increased by 190 basis points versus the same period in the prior year due to continuing improvements in operating efficiency at the higher level of revenues resulting from increased demand and market share growth.

       The business jet segment generated first quarter revenues of $25.9, up 72% over depressed sales of $15.1 in the first quarter of 2004. Operating earnings at the business jet segment during the quarter of $2.1 were $4.1 greater than the $2.0 operating loss reflected in the same period last year. The substantial increase in operating earnings reflects both an improving business jet industry and the initial deliveries of the segment's super first class products.

       Interest expense for the quarter of $15.1 was $4.7 lower than the same period in the prior year due to the early retirement of $200.0 of senior subordinated notes during the fourth quarter of 2004.

       Income tax expense of $0.7 during the first quarter increased from income tax expense of $0.5 in the same period in the prior year. Income taxes arise from earnings of foreign subsidiaries for which no net operating loss carryforwards are available.

       Net earnings for the first quarter were $4.1 or $0.07 per share (diluted), an $11.7 improvement over the net loss of $(7.6) or ($0.21) per share in the same period in the prior year.





                  [Remainder of page intentionally left blank]

                               BE AEROSPACE, INC.

LIQUIDITY AND CAPITAL RESOURCES

Current Financial Condition

    Our liquidity requirements consist of working capital needs, ongoing capital expenditures and payments of interest and principal on our indebtedness. Our primary requirements for working capital are directly related to the level of our operations. Working capital primarily consists of accounts receivable and inventories, which fluctuate with the sales of our products. Our working capital was $236.4 as of March 31, 2005, as compared to $225.0 as of December 31, 2004. The increase in working capital from December 31, 2004 to March 31, 2005 was primarily due to an increased level of accounts receivable related to our recent revenue growth, a higher level of inventories to support expected further increases in revenues, offset somewhat by a higher level of accounts payable and accrued liabilities arising from the higher revenue volume and the timing of interest payments. We currently have no bank borrowings outstanding and no debt principal payments due until 2008.

    At March 31, 2005, our cash and cash equivalents were $63.4, as compared to $76.3 at December 31, 2004. The decrease in cash and cash equivalents from December 31, 2004 to March 31, 2005 was primarily due to an increased level of accounts receivable related to our recent revenue growth, a higher level of inventories to support expected further increases in revenues, offset somewhat by a higher level of accounts payable and accrued liabilities arising from the higher revenue volume and the timing of interest payments.

Cash Flows

    At March 31, 2005, our cash and bank credit available under our Amended Bank Credit Facility was $101.8 compared to $114.7 at December 31, 2004. Cash used by operating activities was $11.0 for the three months ended March 31, 2005, as compared to cash provided by operating activities of $5.6 in the same period in the prior year. The primary use of cash during the three months ended March 31, 2005 was due to an increased level of accounts receivable related to our recent revenue growth and a higher level of inventories to support expected further increases in revenues. This use of cash was offset somewhat by net earnings of $4.1, non-cash charges of $8.1 primarily related to amortization and depreciation and a higher level of accounts payable and accrued liabilities arising from the higher revenue volume and the timing of interest payments.

Capital Spending

    Our capital expenditures were $3.2 and $2.7 during the three months ended March 31, 2005 and 2004, respectively. We anticipate ongoing annual capital expenditures of approximately $17-$20 for the next several years. We have no material commitments for capital expenditures. We have, in the past, generally funded our capital expenditures from cash from operations and funds available to us under bank credit facilities. We expect to fund future capital expenditures from cash on hand, from operations and from funds available to us under our current or any future bank credit facility. In addition, since 1989, we have completed 26 acquisitions for an aggregate purchase price of approximately $1 billion. Following these acquisitions, we rationalized the businesses, reduced headcount by approximately 4,500 employees and eliminated 22 facilities. We have financed these acquisitions primarily through issuances of debt and equity securities, including our outstanding 8 1/2% senior notes, 8% senior subordinated notes and 8 7/8% senior subordinated notes and bank credit facilities.

Outstanding Debt and Other Financing Arrangements

    Our $50.0 bank credit facility with JPMorgan Chase Bank ("Amended Bank Credit Facility") has no maintenance financial covenants, other than maintaining an Interest Coverage Ratio (as defined) of at least 1.15:1 for the trailing 12-month period. The Amended Bank Credit Facility expires in February 2007, is collateralized by substantially all of our assets and bears interest at rates ranging from 250 to 400 basis points over the Eurodollar rate as defined in the bank credit facility. At March 31, 2005, indebtedness under the Amended Bank Credit Facility consisted of letters of credit aggregating approximately $11.6. The amount available under the Amended Bank Credit Facility was $38.4 as of March 31, 2005. The Amended Bank Credit Facility contains customary affirmative covenants, negative covenants and conditions of borrowings, all of which were met as of March 31, 2005.

    Long-term debt consists principally of our 8 1/2% senior notes, 8 7/8% senior subordinated notes and 8% senior subordinated notes. The $175 8 1/2% senior notes mature on October 1, 2010, $250 8% notes mature on March 1, 2008, and the $250 8 7/8% notes mature on May 1, 2011. The senior subordinated notes are unsecured senior subordinated obligations and are subordinated to all of our senior indebtedness. The senior notes are unsecured obligations and are senior to all of our subordinated indebtedness, but subordinate to our Amended Bank Credit Facility. Each of the 8 1/2% senior notes, 8% senior subordinated notes and 8 7/8% senior subordinated notes contains restrictive covenants, including limitations on future indebtedness, restricted payments, transactions with affiliates, liens, dividends, mergers and transfers of assets, all of which we met as of March 31, 2005. A breach of these covenants, or the covenants under our current or any future bank credit facility, that continues beyond any grace period can constitute a default, which can limit the ability to borrow and can give rise to a right of the lenders to terminate the applicable facility and/or require immediate repayment of any outstanding debt.

Contractual Obligations

    During the three month period ended March 31, 2005, there were no material changes in the contractual obligations specified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

    We believe that our cash flows, together with cash on hand and availability under our Amended Bank Credit Facility, provide us with the ability to fund our operations, make planned capital expenditures and make scheduled debt service payments for the foreseeable future. However, such cash flows are dependent upon our future operating performance, which, in turn, is subject to prevailing economic conditions and to financial, business and other factors, including the conditions of our markets, some of which are beyond our control. If, in the future, we cannot generate sufficient cash from operations to meet our debt service obligations, we will need to refinance such debt obligations, obtain additional financing or sell assets. We cannot assure you that our business will generate cash from operations, or that we will be able to obtain financing from other sources, sufficient to satisfy our debt service or other requirements.

Off-Balance Sheet Arrangements

Lease Arrangements

    We finance our use of certain facilities and equipment under committed lease arrangements provided by various institutions. Since the terms of these arrangements meet the accounting definition of operating lease arrangements, the aggregate sum of future minimum lease payments is not reflected on our consolidated balance sheet. At March 31, 2005, future minimum lease payments under these arrangements, the majority of which related to the long-term real estate leases, was approximately $87.5.

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

Product Warranty Costs

    For discussion of Product Warranty Costs, refer to Note 4 of Part 1, Item 1, of this report.

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

RECENT ACCOUNTING PRONOUNCEMENTS

    For discussion of Recent Accounting Pronouncements, refer to Note 8 of
Part 1, Item 1, of this report.

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

    Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. We believe that our critical accounting policies are limited to those described below. For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

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

    Historically, revenues and costs under certain long-term contracts are recognized using contract accounting under the percentage-of-completion method. The percentage-of-completion method requires the use of estimates of costs to complete long-term contracts. The estimation of these costs requires judgment on the part of management due to the duration of these contracts as well as the technical nature of the products involved. Adjustments to these estimated costs are made on a consistent basis. A provision for contract losses is recorded when such facts are determinable. Revenues recognized under contract accounting during the three months ended March 31, 2005 and 2004 were not significant to our financial statements.

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

Inventories

    We value our inventories at the lower of cost to purchase or manufacture the inventory or the current estimated market value of the inventory. Cost is determined using the standard cost method for our manufacturing businesses and the weighted average cost method for our distribution businesses. The inventory balance, which includes the cost of raw material, purchased parts, manufactured parts, labor and production overhead costs, is recorded net of a reserve for excess, obsolete or unmarketable inventories. We regularly review inventory quantities on hand and record a reserve for excess and obsolete inventories based primarily on historical usage and on our estimated forecast of product demand and production requirements. As demonstrated since the events of September 11, 2001, demand for our products can fluctuate significantly. Our estimates of future product demand may prove to be inaccurate, in which case we may have understated or overstated the provision required for excess and obsolete inventories. In the future, if our inventories are determined to be overvalued, we would be required to recognize such costs in our cost of goods sold at the time of such determination. Likewise, if our inventories are determined to be undervalued, we may have over-reported our costs of goods sold in previous periods and would be required to recognize such additional operating income at the time of sale.

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

    Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a full valuation allowance of $129.3 as of March 31, 2005, due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain net operating income losses carried forward, before they expire. The valuation allowance is based on our estimates of taxable income by jurisdictions in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we revise these estimates in future periods we may need to adjust the valuation allowance which could materially impact our financial position and results of operations.

DEPENDENCE UPON CONDITIONS IN THE AIRLINE INDUSTRY

    The September 11, 2001 terrorist attacks severely impacted conditions in the airline industry. According to industry sources, in the aftermath of the attacks most major U.S. carriers and a number of international carriers substantially reduced their flight schedules, parked or retired portions of their fleets, reduced their workforces and implemented other cost reduction initiatives. U.S. airlines further responded by decreasing domestic airfares. As a result of the decline in both traffic and airfares following the September 11, 2001 terrorist attacks, and their aftermath, as well as other factors, such as increases in fuel costs and heightened competition from low-cost carriers, the world airline industry lost a total of $35 billion in calendar years 2002 - 2004, including $5 billion in 2004. The airline industry crisis also caused 17 airlines worldwide to declare bankruptcy or cease operations in the past three years.

    The business jet industry has also been experiencing a severe downturn, driven by weak economic conditions and poor corporate profits. During 2003, three business jet manufacturers reduced or temporarily halted production of a number of aircraft types. While deliveries of new business jets increased in 2004 as compared to 2003, deliveries were down 33% during 2003, as compared to 2001. Business jet deliveries are expected to slowly increase over the next several years, reaching 712 by 2007. The rate at which the business jet industry recovers is dependent on corporate profits, the number of used jets on the market and other factors which could slow the rate of recovery.

    As a result of the foregoing factors, the airlines have been seeking to conserve cash in part by deferring or eliminating cabin interior refurbishment programs and deferring or canceling aircraft purchases. This, together with the reduction of new business jet production, caused a substantial contraction in our business during the period from 2001 through 2003. Although the global airline industry began to recover in late 2003 and our industry continues to be in the early stages of a recovery, additional events similar to those above could delay any sustained recovery in the industry. While management has developed and implemented what it believes is an aggressive cost reduction plan to counter these difficult conditions, it cannot guarantee that the plans are adequate or will be successful.

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

       From time to time, we and our foreign subsidiaries may enter into foreign currency exchange contracts to manage risk on transactions conducted in foreign currencies. At March 31, 2005, we had no outstanding forward currency exchange contracts. We did not enter into any other derivative financial instruments.

       Interest rates - At March 31, 2005, we had no adjustable rate debt and fixed rate debt of $679.9. The weighted average interest rate for the fixed rate debt was approximately 8.5% at March 31, 2005. If interest rates were to increase by 10% above current rates, there would be no impact on our financial statements due to the absence of variable rate debt. We do not engage in transactions to hedge our exposure to changes in interest rates.

          As of March 31, 2005, we maintained a portfolio of securities consisting mainly of taxable, interest-bearing deposits with weighted average maturities of less than three months. If short-term interest rates were to increase or decrease by 10%, we estimate interest income would increase or decrease by approximately $0.2.

ITEM 4.  CONTROLS AND PROCEDURES

          Disclosure Controls and Procedures

          Our principal executive officer and our principal financial officer, after evaluating, together with management, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2005, the end of the period covered by this report, have concluded that, as of such date, our disclosure controls and procedures were adequate and effective to ensure that material information relating to our company and our consolidated subsidiaries would be made known to them by others within those entities.

          Internal Control over Financial Reporting

          There were no changes in our company's internal control over financial reporting that occurred during the first quarter of 2005 that have materially affected, or are reasonably likely to materially affect, our company's internal control over financial reporting.




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


                               BE AEROSPACE, INC.






Date:  May 5, 2005             By:  /s/ Robert J. Khoury
                                    --------------------
                                    Robert J. Khoury
                                    President and
                                    Chief Executive Officer





Date:  May 5, 2005             By:  /s/ Thomas P. McCaffrey
                                    -----------------------
                                    Thomas P. McCaffrey
                                    Senior Vice President of
                                    Administration and Chief Financial Officer