Form 10-Q
period 2005-06-30
BE AEROSPACE INC
filed 2005-08-05
CIK 861361

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q



                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



                  For The Quarterly Period Ended June 30, 2005



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

    The registrant has one class of common stock, $0.01 par value, of which 57,741,207 shares were outstanding as of August 3, 2005.

                               BE AEROSPACE, INC.

                  Form 10-Q for the Quarter Ended June 30, 2005

                                Table of Contents


                                                                           Page

Part I  Financial Information

Item 1. Condensed Consolidated Financial Statements (Unaudited)

        a) Condensed Consolidated Balance Sheets
           as of June 30, 2005 and December 31, 2004..........................3

        b) Condensed Consolidated Statements of Operations for the
           Three and Six Months ended June 30, 2005 and June 30, 2004.........4

        c) Condensed Consolidated Statements of Cash Flows for the
           Three and Six Months Ended June 30, 2005 and June 30, 2004.........5

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds..........24

Item 3. Defaults Upon Senior Securities......................................24

Item 4. Submission of Matters to a Vote of Security Holders..................24

Item 5. Other Information....................................................24

Item 6. Exhibits.............................................................26

        Signatures...........................................................27

PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                               BE AEROSPACE, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                    (Dollars in millions, except share data)


                                                                                June 30, 2005     December 31, 2004
                                                                                -------------     -----------------
ASSETS

Current assets:
    Cash and cash equivalents                                                      $   75.0            $   76.3
    Accounts receivable - trade, less allowance for doubtful
        accounts ($3.2 at June 30, 2005 and $2.8 at December 31, 2004)                105.9                91.6
    Inventories, net                                                                  220.2               197.8
    Other current assets                                                               14.8                13.4
                                                                                   --------            --------
        Total current assets                                                          415.9               379.1

Property and equipment, net                                                            95.3               100.2
Goodwill                                                                              363.2               370.4
Identifiable intangible assets, net                                                   145.1               151.4
Other assets, net                                                                      20.2                23.7
                                                                                   --------            --------
                                                                                   $1,039.7            $1,024.8
                                                                                   ========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued liabilities                                       $  159.0            $  152.6
    Current maturities of long-term debt                                                1.5                 1.5
                                                                                   --------            --------
        Total current liabilities                                                     160.5               154.1

Long-term debt, net of current maturities                                             678.3               678.6
Other non-current liabilities                                                           8.0                 9.3

Commitments, contingencies and off-balance sheet arrangements (Note 4)

Stockholders' equity:
    Preferred stock, $0.01 par value; 1.0 million shares
        authorized; no shares outstanding                                                --                  --
    Common stock, $0.01 par value; 100 million shares
        authorized; 57.7 million (June 30, 2005) and
        56.6 million (December 31, 2004) shares issued
        and outstanding                                                                 0.6                 0.6
    Additional paid-in capital                                                        585.5               578.2
    Accumulated deficit                                                              (392.5)            (405.0)
    Accumulated other comprehensive (loss) income                                      (0.7)                9.0
                                                                                   --------            --------
        Total stockholders' equity                                                    192.9               182.8
                                                                                   --------            --------
                                                                                   $1,039.7            $1,024.8
                                                                                   ========            ========

See accompanying notes to condensed consolidated financial statements.

                               BE AEROSPACE, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                  (Dollars in millions, except per share data)

                                                                    THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                              ---------------------------------     -------------------------------
                                                                June 30,         June 30,             June 30,         June 30,
                                                                  2005             2004                 2005             2004
                                                              ---------------- ----------------     --------------- ---------------

Net sales                                                        $207.6           $185.3               $404.1           $360.4

Cost of sales                                                     134.8            123.5                263.3            245.0
                                                                 ------           ------               ------           ------

Gross profit                                                       72.8             61.8                140.8            115.4

Operating expenses:

  Selling, general and administrative                              32.1             29.9                 63.8             58.6
  Research, development and engineering                            16.6             14.0                 33.0             26.2
                                                                 ------           ------               ------           ------
    Total operating expenses                                       48.7             43.9                 96.8             84.8
                                                                 ------           ------               ------           ------

Operating earnings                                                 24.1             17.9                 44.0             30.6

Interest expense, net                                              15.0             19.9                 30.1             39.7
                                                                 ------           ------               ------           ------

Earnings (loss) before income taxes                                 9.1             (2.0)                13.9             (9.1)

Income taxes                                                        0.7              0.4                  1.4              0.9
                                                                 ------           ------               ------           ------

Net earnings (loss)                                              $  8.4           $ (2.4)              $ 12.5           $(10.0)
                                                                 ======           ======               ======           ======

Net earnings (loss) per common share:

  Basic                                                          $ 0.15           $(0.06)              $ 0.22           $(0.27)
                                                                 ======           ======               ======           ======
  Diluted                                                        $ 0.14           $(0.06)              $ 0.21           $(0.27)
                                                                 ======           ======               ======           ======

Weighted average common shares:

  Basic                                                            57.1             37.0                 57.0             37.0
  Diluted                                                          60.1             37.0                 59.8             37.0


See accompanying notes to condensed consolidated financial statements.

                               BE AEROSPACE, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                              (Dollars in millions)


                                                                                                SIX MONTHS ENDED
                                                                                  ---------------------------------------------
                                                                                       June 30,                 June 30,
                                                                                         2005                     2004
                                                                                  --------------------    ---------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net earnings (loss)                                                                 $12.5                   $(10.0)
    Adjustments to reconcile net earnings (loss) to net cash flows
         (used in) provided by operating activities:
         Depreciation and amortization                                                   14.4                     13.8
         Provision for doubtful accounts                                                  0.4                      0.5
         Non-cash employee benefit plan contributions                                     1.4                      1.1
    Changes in operating assets and liabilities, net of effects of acquisitions:
         Accounts receivable                                                            (18.6)                    (8.1)
         Inventories                                                                    (24.5)                    (9.3)
         Other current assets and other assets                                            1.9                     (2.7)
         Payables, accruals and other liabilities                                        10.1                     17.9
                                                                                        -----                  -------
Net cash flows (used in) provided by operating activities                                (2.4)                     3.2
                                                                                        -----                  -------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                                 (7.1)                    (7.1)
    Proceeds from sale of property and equipment                                          0.8                      0.2
    Acquisitions, net of cash acquired                                                     --                    (12.5)
    Other, net                                                                            3.0                      0.1
                                                                                        -----                   ------
Net cash flows used in investing activities                                              (3.3)                   (19.3)
                                                                                        -----                   ------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuances of common stock                                               5.9                      2.0
    Repayment of long-term debt                                                          (0.2)                    (0.9)
                                                                                        -----                   ------
Net cash flows provided by financing activities                                           5.7                      1.1
                                                                                        -----                   ------

Effect of foreign exchange rate changes on cash and cash equivalents                     (1.3)                    (0.1)
                                                                                        -----                   ------

Net decrease in cash and cash equivalents                                                (1.3)                   (15.1)

Cash and cash equivalents, beginning of period                                           76.3                    147.6
                                                                                        -----                   ------

Cash and cash equivalents, end of period                                                $75.0                   $132.5
                                                                                        =====                   ======

Supplemental disclosures of cash flow information:
Cash paid during period for:
    Interest, net                                                                       $28.9                   $ 38.2
    Income taxes, net                                                                   $ 1.0                   $   --


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

       Accounting for Stock-Based Compensation - The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock option and stock purchase plans. Accordingly, no compensation cost has been recognized for its stock option and stock purchase plans. If the compensation cost for the Company's stock option and stock purchase plans had been determined consistent with Statement of Financial Accounting Standards ("SFAS")
    No. 123, "Accounting for Stock-Based Compensation," the Company's net earnings (loss) and net earnings (loss) per share for the three and six months ended June 30, 2005 and 2004, respectively, would have been the pro forma amounts indicated in the following table:


                                                             THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                      ----------------------------------    ---------------------------------
                                                          June 30,         June 30,            June 30,         June 30,
                                                            2005             2004                2005             2004
                                                      ----------------- ----------------    ---------------- ----------------

Net earnings (loss) as reported                            $ 8.4            $ (2.4)             $12.5            $(10.0)
    Less:  Expense per SFAS No. 123,
       fair value method, net of
       related tax effects                                   1.3               1.2                2.7               3.6
                                                           -----            ------              -----            ------
Pro forma net earnings (loss)                              $ 7.1            $ (3.6)             $ 9.8            $(13.6)
                                                           =====            ------              =====            ------

Basic net earnings (loss) per share:
    As reported                                            $0.15           $(0.06)              $0.22            $(0.27)
                                                           =====           ======               =====            ======
    Pro forma                                              $0.12           $(0.10)              $0.17            $(0.37)
                                                           =====           ======               =====            ======

Diluted net earnings (loss) per share:
    As reported                                            $0.14           $(0.06)              $0.21           $(0.27)
                                                           =====           ======               =====           ======
    Pro forma                                              $0.12           $(0.10)              $0.16           $(0.37)
                                                           =====           ======               =====           ======


                               BE AEROSPACE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
            (Unaudited - Dollars In Millions, Except Per Share Data)

Note 2.    Goodwill and Intangible Assets

       In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," the Company has completed the fair value analysis for goodwill and other intangible assets as of December 31, 2004, and concluded that no impairment existed. As of June 30, 2005, the Company believed that no indicators of impairment existed. Aggregate amortization expense on identifiable intangible assets was approximately $2.4 and $2.3 for the three months ended June 30, 2005 and 2004, and $4.8 and $4.6 for the six months ended June 30, 2005 and 2004, respectively. Amortization expense is expected to be approximately $10 in each of the next five fiscal years.

Note 3.    Long-Term Debt

       The Company's $50.0 credit facility with JPMorgan Chase Bank (the "Amended Bank Credit Facility") has no maintenance financial covenants other than an Interest Coverage Ratio (as defined in the Amended Bank Credit Facility) that must be maintained at a level equal to or greater than 1.15:1 for the trailing 12-month period. The Amended Bank Credit Facility, which expires in February 2007, is collateralized by substantially all of the Company's assets and contains customary affirmative covenants, negative covenants and conditions precedent for borrowings, all of which were met as of June 30, 2005.

       At June 30, 2005, indebtedness under the Amended Bank Credit Facility consisted of letters of credit aggregating approximately $11.6. The Amended Bank Credit Facility bears interest ranging from 250 to 400 basis points over the Eurodollar rate. As of June 30, 2005, the interest rate on any outstanding borrowings was approximately 6.8%. The amount available for borrowing under the Amended Bank Credit Facility was $38.4 as of June 30, 2005.

       Long-term debt consists principally of the $175 8 1/2% senior notes, $250 8 7/8% senior subordinated notes and $250 8% senior subordinated notes. The $175 8 1/2% senior notes mature on October 1, 2010, the $250 8% notes mature on March 1, 2008, and the $250 8 7/8% notes mature on May 1, 2011. The senior subordinated notes are unsecured senior subordinated obligations and are subordinated to all senior indebtedness. The senior notes are unsecured obligations and are senior to all subordinated indebtedness, but subordinate to the Amended Bank Credit Facility. Each of the 8 1/2% senior notes, 8% senior subordinated notes and 8 7/8% senior subordinated notes contains restrictive covenants, including limitations on future indebtedness, restricted payments, transactions with affiliates, liens, dividends, mergers and transfers of assets, all of which were met as of June 30, 2005. A breach of these covenants, or the covenants under the Company's current Amended Bank Credit Facility or any future bank credit facility, that continues beyond any grace period can constitute a default, which can limit the ability to borrow and can give rise to a right of the lenders to terminate the applicable facility and/or require immediate repayment of any outstanding debt.

Note 4.    Commitments, Contingencies and Off-Balance Sheet Arrangements

       Lease Commitments -- The Company finances its use of certain facilities and equipment under committed lease arrangements provided by various institutions. Since the terms of these arrangements meet the accounting definition of operating lease arrangements, the aggregate sum of future minimum lease payments is not reflected on the consolidated balance sheet. At June 30, 2005, future minimum lease payments under these arrangements, the majority of which related to the long-term real estate leases, totaled approximately $84.1.

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


                                                                    SIX MONTHS ENDED
                                                            ---------------------------------
                                                              June 30,            June 30,
                                                                2005                2004
                                                            --------------     --------------
Beginning balance                                              $13.2              $11.9
Acquisitions                                                      --                1.0
Accruals for warranties issued during the period                 4.3                4.3
Settlements made                                                (4.1)              (4.3)
                                                            --------------     --------------
Ending balance                                                 $13.4            $  12.9
                                                            ==============     ==============

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

                               BE AEROSPACE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
            (Unaudited - Dollars In Millions, Except Per Share Data)

        The following table presents net sales and other financial information by business segment:

                                     THREE MONTHS ENDED                    SIX MONTHS ENDED
                               --------------------------------     --------------------------------
                                  June 30,         June 30,            June 30,        June 30,
                                    2005             2004                2005            2004
                               ---------------- ---------------     --------------- ----------------
Net sales
   Commercial Aircraft             $136.4           $128.4              $264.0          $254.6
   Distribution                      45.0             37.1                88.0            70.9
   Business Jet                      26.2             19.8                52.1            34.9
                               ---------------- ---------------     --------------- ----------------
                                   $207.6           $185.3              $404.1          $360.4
                               ================ ===============     =============== ================

Operating earnings (loss)
   Commercial Aircraft             $ 14.2           $ 10.5              $ 23.2          $ 18.9
   Distribution                       9.0              7.0                17.8            13.3
   Business Jet                       0.9              0.4                 3.0            (1.6)
                               ---------------- ---------------     --------------- ----------------
                                   $ 24.1           $ 17.9              $ 44.0          $ 30.6
                               ================ ===============     =============== ================

Note 6.    Net Earnings (Loss) Per Common Share

        Basic net earnings (loss) per common share is computed using the weighted average common shares outstanding during the period. Diluted net earnings (loss) per common share is computed by using the average share price during the period when calculating the dilutive effect of stock options. Shares outstanding for the periods presented were as follows:

                                                            THREE MONTHS ENDED                SIX MONTHS ENDED
                                                        --------------- ------------    --------------- -------------
                                                           June 30,      June 30,          June 30,       June 30,
                                                             2005          2004              2005           2004
                                                        --------------- ------------    --------------- -------------
Net earnings (loss)                                          $ 8.4         $ (2.4)           $12.5         $(10.0)

Basic weighted average common shares                          57.1           37.0             57.0           37.0
Effect of dilutive stock options and stock purchases
   under the employee stock purchase plan                      3.0             --              2.8             --
                                                             -----         ------            -----         ------
Diluted weighted average common shares                        60.1           37.0             59.8           37.0
                                                             =====         ======            =====         ======

Basic net earnings (loss) per share                          $0.15         $(0.06)           $0.22         $(0.27)
                                                             =====         ======            =====         ======
Diluted net earnings (loss) per share                        $0.14         $(0.06)           $0.21         $(0.27)
                                                             =====         ======            =====         ======

        The Company excluded potentially dilutive securities of 1.0 and 0.9 shares from the calculation of loss per share for the three and six months ended June 30, 2004 as the effect of including these securities would have been anti-dilutive.

Note 7.    Comprehensive Earnings (Loss)

        Comprehensive earnings (loss) is defined as all changes in a company's net assets except changes resulting from transactions with shareholders. It differs from net earnings (loss) in that certain items currently recorded to equity would be a part of comprehensive earnings (loss). The following table sets forth the computation of comprehensive earnings (loss) for the periods presented:

                                                        THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                 ---------------------------------- ----------------------------------
                                                     June 30,         June 30,          June 30,         June 30,
                                                       2005             2004              2005             2004
                                                 ----------------- ---------------- ----------------- ----------------
Net earnings (loss)                                   $ 8.4            $(2.4)            $12.5            $(10.0)
Other comprehensive loss:
   Foreign exchange translation adjustment             (6.3)            (1.5)             (9.7)             (0.3)
                                                      -----            -----             -----            ------
Comprehensive earnings (loss)                         $ 2.1            $(3.9)            $ 2.8            $(10.3)
                                                      =====            =====             =====            ======

                               BE AEROSPACE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
            (Unaudited - Dollars In Millions, Except Per Share Data)

Note 8.    Recent Accounting Pronouncements

    In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (Revised 2004) "Share-Based Payment" ("SFAS 123R"). The Securities and Exchange Commission has ruled that SFAS No. 123R is effective for publicly-traded companies for annual periods that begin after June 15, 2005. SFAS 123R sets accounting requirements for share-based compensation to employees, requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees and disallows the use of the intrinsic value method of accounting for stock compensation. The Company is currently evaluating the impact that this statement will have on its results of operations.

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

    In June 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements" ("SFAS 154"). SFAS 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, most voluntary changes in accounting principles were required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS 154 requires retrospective application to prior periods' financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the Statement does not change the transition provisions of any existing accounting pronouncements. The Company does not believe adoption of SFAS 154 will have a material impact on its consolidated financial statements.




                  [Remainder of page intentionally left blank]

                               BE AEROSPACE, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           (Dollars In Millions, Except Per Share Data)

OVERVIEW

       The following discussion and analysis addresses the results of our operations for the three months ended June 30, 2005, as compared to our results of operations for the three months ended June 30, 2004. The discussion and analysis then addresses our results of operations for the six months ended June 30, 2005, as compared to our results of operations for the six months ended June 30, 2004. In addition, the discussion and analysis addresses our liquidity, financial condition and other matters for these periods.

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

       Net sales by line of business for the three and six month periods ended June 30, 2005 and June 30, 2004 were as follows:


                                       THREE MONTHS ENDED                                    SIX MONTHS ENDED
                       ---------------------------------------------------- -------------------------------------------------

                             June 30, 2005             June 30, 2004              June 30, 2005             June 30, 2004
                       -------------------------- ------------------------- -------------------------- ----------------------
                           Net          % of          Net         % of          Net          % of          Net         % of
                          Sales       Net Sales      Sales      Net Sales      Sales      Net Sales       Sales      Net Sales
                       ----------- -------------- ---------- -------------- ---------- --------------- ---------- -----------
Commercial aircraft      $136.4        65.7%        $128.4       69.3%        $264.0       65.3%         $254.6       70.6%
Distribution               45.0        21.7%          37.1       20.0%          88.0       21.8%           70.9       19.7%
Business jet               26.2        12.6%          19.8       10.7%          52.1       12.9%           34.9        9.7%
                       ----------- -------------- ---------- -------------- ---------- --------------- ---------- -----------
Net sales                $207.6       100.0%        $185.3      100.0%        $404.1      100.0%         $360.4      100.0%
                       =========== ============== ========== ============== ========== =============== ========== ===========

       Net sales by domestic and foreign operations for the three and six month periods ended June 30, 2005 and June 30, 2004 were as follows:


                                 THREE MONTHS ENDED                           SIX MONTHS ENDED
                     ------------------------------------------- -------------------------------------------
                        June 30, 2005         June 30, 2004         June 30, 2005         June 30, 2004
                     --------------------- --------------------- --------------------- ---------------------
Domestic                    $144.0                $121.7                $284.3                $238.7
Foreign                       63.6                  63.6                 119.8                 121.7
                     --------------------- --------------------- --------------------- ---------------------
Total                       $207.6                $185.3                $404.1                $360.4
                     ===================== ===================== ===================== =====================

       Net sales by geographic segment (based on destination) for the three and six month periods ended June 30, 2005 and June 30, 2004 were as follows:


                            THREE MONTHS ENDED                             SIX MONTHS ENDED
                 ------------------------------------------ -----------------------------------------------
                    June 30, 2005         June 30, 2004         June 30, 2005           June 30, 2004
                 --------------------- -------------------- ----------------------- -----------------------
                    Net      % of         Net      % of         Net        % of         Net        % of
                   Sales    Net Sales    Sales   Net Sales     Sales     Net Sales     Sales     Net Sales
                 --------------------- -------------------- ----------------------- -----------------------

United States     $102.1     49.2%      $ 93.8     50.6%       $204.2      50.5%      $187.2       51.9%
Europe              52.7     25.4         31.4     16.9          97.3      24.1         77.7       21.6
Asia                41.2     19.8         42.4     22.9          81.5      20.2         71.1       19.7
Rest of World       11.6      5.6         17.7      9.6          21.1       5.2         24.4        6.8
                 -------- ----------- -------- ----------- ----------- ----------- ----------- -----------
                  $207.6    100.0%      $185.3    100.0%       $404.1     100.0%      $360.4      100.0%
                 ======== =========== ======== =========== =========== =========== =========== ===========

       We have substantially expanded the size, scope and nature of our business through a number of acquisitions. Between 1989 and 2001, we completed 24 acquisitions for an aggregate purchase price of approximately $1 billion. Since 2001 we made two insignificant acquisitions. Essentially all of our revenue growth since 2001 has been organic.

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

       We also believe in providing our businesses with the tools required to remain competitive. In that regard, we have invested, and will continue to invest, in property and equipment that enhances our productivity. Over the past three years, annual capital expenditures ranged from $11-$17. Taking into consideration our recent capital expenditure investments and current industry conditions, we anticipate capital expenditures of approximately $20 for the coming year.

                               BE AEROSPACE, INC.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2005, AS COMPARED TO THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2004
(Dollars In Millions, Except Per Share Data)

    Sales for each of our segments are set forth in the following table:


                                                                       NET SALES
                                  ------------------------------------------------------------------------------------
                                                              Three Months Ended June 30,
                                  ------------------------------------------------------------------------------------
                                                                                                       Percent
                                         2005                2004                Change                Change
                                  ------------------- ------------------- --------------------- ----------------------

Commercial aircraft                     $136.4              $128.4               $ 8.0                    6.2%
Distribution                              45.0                37.1                 7.9                   21.3
Business jet                              26.2                19.8                 6.4                   32.3
                                  ------------------- ------------------- --------------------- ----------------------
Total                                   $207.6              $185.3               $22.3                   12.0%

    Net sales for the three months ended June 30, 2005 were $207.6, an increase of $22.3 or 12.0% as compared to the same period of the prior year.

    The commercial aircraft segment generated revenues of $136.4 in the second quarter of 2005, up 6.2% versus the same period in the prior year, primarily due to a higher level of shipments of seating products and food and beverage preparation and storage equipment. The distribution segment delivered strong revenue growth of 21.3% in the second quarter of 2005, driven by a broad based increase in aftermarket demand for aerospace fasteners and continued market share gains. In the business jet segment, revenues increased by 32.3% in the second quarter of 2005, reflecting the continuing recovery within the business jet industry and initial shipments of super first class products.

    Gross profit for the second quarter of 2005 of $72.8, or 35.1% of sales, increased by $11.0, or 17.8% on the 12.0% year over year increase in revenues. Second quarter 2005 gross margin expanded by 170 basis points as compared to the same period of the prior year. The increase in gross margin was primarily driven by an improved mix of products sold and ongoing manufacturing efficiencies.

    Selling, general and administrative expenses in the second quarter of 2005 of $32.1, or 15.5% of sales, were up $2.2 versus selling, general and administrative expenses in the same period in the prior year of $29.9, or 16.1% of sales, primarily due to the higher level of commissions and sales incentives in the current period, as well as costs associated with the 12.0% increase in revenues. In connection with the resolution of two legal matters during the quarter ended June 30, 2005, we received approximately $1.8 of net reimbursed legal fees; such amounts were reduced by increases in our allowance for doubtful accounts, incentive compensation and severance aggregating approximately $1.6.

    Research, development and engineering expenses of $16.6, or 8.0% of sales, were up $2.6 versus the same period in the prior year due to a higher level of spending associated with customer reimbursed engineering and spending associated with new product development activities.

    Operating earnings for the second quarter of 2005 of $24.1 increased by 34.6%, as compared to the same period last year. The operating margin of 11.6% in the current quarter was 190 basis points greater than the operating margin realized in the second quarter of 2004, and 150 basis points greater as compared to the immediately preceding quarter. The substantial increase in operating earnings was driven primarily by significant margin expansion at the commercial aircraft segment, as well as continued growth in revenues and earnings at both the business jet and distribution segments.

    The following is a summary of the change in operating earnings by segment:

                                                                   OPERATING EARNINGS
                                   -----------------------------------------------------------------------------------
                                                              Three Months Ended June 30,
                                   -----------------------------------------------------------------------------------
                                                                                                       Percent
                                           2005                2004               Change                Change
                                   --------------------- ----------------- --------------------- ---------------------

Commercial aircraft                       $14.2               $10.5                $3.7                  35.2%
Distribution                                9.0                 7.0                 2.0                  28.6%
Business jet                                0.9                 0.4                 0.5                 125.0%
                                   --------------------- ----------------- --------------------- ---------------------
Total                                     $24.1               $17.9                $6.2                  34.6%

    The commercial aircraft segment's ("CAS") operating results and order book continued to improve during the second quarter of 2005. Compared to the second quarter of 2004, CAS operating earnings of $14.2 increased by 35.2% on a 6.2% increase in sales, driven by a 220 basis point expansion in operating margin to 10.4% of sales. The margin expansion was primarily a result of an improved mix of products sold and ongoing manufacturing efficiencies.

    The distribution segment generated record revenues of $45.0 in the second quarter of 2005, which were 21.3% greater than the same period in the prior year. Operating earnings at the distribution segment in the second quarter of 2005 were $9.0 million, 28.6% higher than the same period last year and represented a 20.0% operating margin.

    The business jet segment generated second quarter revenues of $26.2, up 32.3% over sales of $19.8 in the second quarter of 2004. Operating earnings at the business jet segment during the quarter of $0.9 were $0.5, or 125%, higher than operating earnings reported in the same period last year. The increase in operating earnings reflects the higher level of revenues associated with an improving business jet industry and initial shipments of super first class products. Operating earnings, although improved versus the second quarter of the prior year, reflected lower than normal earnings on the initial shipments of super first class products.

    Interest expense for the second quarter of 2005 of $15.0 was $4.9 lower than interest expense recorded in the same period in the prior year. Interest expense decreased in the second quarter of 2005 as a result of the early retirement of $200 of senior subordinated notes during the fourth quarter of 2004.

    Income tax expense of $0.7 during the second quarter of 2005 increased from income tax expense of $0.4 in the same period in the prior year. Income taxes arise from earnings of foreign subsidiaries for which no net operating loss carryforwards are available.

    Net earnings for the second quarter of 2005 were $8.4 or $0.14 per diluted share, a $10.8 or $0.20 per diluted share improvement as compared to the same period of the prior year.




                  [Remainder of page intentionally left blank]

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2005, AS COMPARED TO THE RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2004
(Dollars In Millions, Except Per Share Data)

    Sales for each of our segments are set forth in the following table:


                                                                             NET SALES
                                         ------------------------------------------------------------------------------------
                                                                     Six Months Ended June 30,
                                         ------------------------------------------------------------------------------------
                                                                                                             Percent
                                                2005                2004                Change                Change
                                         ------------------- ------------------- --------------------- ----------------------

Commercial Aircraft                                $264.0                   $254.6               $ 9.4              3.7%
Distribution                                         88.0                     70.9                17.1             24.1
Business Jet                                         52.1                     34.9                17.2             49.3
                                         ------------------------- ------------------------ ---------------- -----------------
Total Sales                                        $404.1                   $360.4               $43.7             12.1%
                                         ========================= ======================== ================ =================

    Net sales for the six months ended June 30, 2005 were $404.1, an increase of $43.7 or 12.1% as compared to the same period of the prior year.

    Sales during the six months ended June 30, 2005 at the commercial aircraft segment of $264.0 were up 3.7% versus the same period in the prior year, primarily due to a higher level of shipments of seating products and food and beverage preparation and storage equipment. The distribution segment delivered strong revenue growth of 24.1%, driven by a broad based increase in aftermarket demand for aerospace fasteners and continued market share gains. In the business jet segment, revenues increased by 49.3%, reflecting the continuing recovery within the business jet industry and initial shipments of super first class products.

    Gross profit for the six months ended June 30, 2005 of $140.8, or 34.8% of sales, increased by $25.4 compared to the same period in the prior year, or 22.0% on the 12.1% increase in revenues. Gross margin for the six months ended June 30, 2005 expanded by 280 basis points as compared to the same period of the prior year. The increase in gross margin was primarily driven by an improved mix of products sold and ongoing manufacturing efficiencies.

    Selling, general and administrative expenses during the six months ended June 30, 2005 of $63.8, or 15.8% of sales, were up $5.2 versus selling, general and administrative expenses in the same period in the prior year of $58.6, or 16.3% of sales, primarily due to the higher level of commissions and sales incentives in the current period, as well as costs associated with the 12.1% increase in revenues.

    Research, development and engineering expenses during the six months ended June 30, 2005 of $33.0, or 8.2% of sales, were up $6.8 versus the prior year due to a higher level of spending associated with customer reimbursed engineering and spending associated with new product development activities.

    Operating earnings for the six months ended June 30, 2005 of $44.0 increased by 43.8%, as compared to the same period last year. The operating margin of 10.9% for the six months ended June 30, 2005 was 240 basis points greater than the operating margin realized in the same period of 2004. The substantial increase in operating earnings was driven by significant margin expansion at the commercial aircraft segment, as well as continued growth in revenues and earnings at both the business jet and distribution segments.

    The following is a summary of the change in operating earnings by segment:


                                                                   OPERATING EARNINGS
                                   -----------------------------------------------------------------------------------
                                                               Six Months Ended June 30,
                                   -----------------------------------------------------------------------------------
                                                                                                       Percent
                                          2005                2004                Change                Change
                                   -------------------- ------------------ --------------------- ---------------------

Commercial aircraft                      $23.2               $18.9                $ 4.3                  22.8%
Distribution                              17.8                13.3                  4.5                  33.8
Business jet                               3.0                (1.6)                 4.6                    NM
                                   -------------------- ------------------ --------------------- ---------------------
Total                                    $44.0               $30.6                $13.4                  43.8%
                                   ==================== ================== ===================== =====================

    CAS's operating results and order book continued to improve during the six months ended June 30, 2005. Compared to the same period of 2004, CAS operating earnings of $23.2 increased by 22.8% on a 3.7% increase in sales, driven by a 140 basis point expansion in operating margin to 8.8% of sales. The margin expansion was primarily a result of an improved mix of products sold and ongoing manufacturing efficiencies.

    The distribution segment generated record revenues of $88.0 for the six months ended June 30, 2005, which were 24.1% greater than the same period in the prior year. Operating earnings at the distribution segment were $17.8 million for the six month period, 33.8% higher than the same period last year and represented a 20.2% operating margin, as compared to an 18.8% operating margin in the same period in the prior year. The expansion of the operating margin reflects the operating efficiencies at the higher revenue level.

    The business jet segment generated revenues of $52.1 for the six month period ended June 30, 2005, up 49.3% over sales of $34.9 in the same period of 2004. Operating earnings at the business jet segment for the six months ended June 30, 2005 of $3.0 represent a $4.6 improvement over the operating loss reported in the same period last year. The increase in operating earnings reflects the higher level of revenues associated with an improving business jet industry and initial shipments of super first class products. Operating earnings, although improved versus the same period of the prior year, reflected lower than normal earnings on the initial shipments of super first class products.

    Interest expense for the six month period ended June 30, 2005 of $30.1 was $9.6 lower than interest expense recorded in the same period in the prior year. Interest expense decreased for the six months ended June 30, 2005 as a result of the early retirement of $200 of senior subordinated notes during the fourth quarter of 2004.

    Income tax expense of $1.4 during the six month period ended June 30, 2005 increased from income tax expense of $0.9 in the same period in the prior year. Income taxes arise from earnings of foreign subsidiaries for which no net operating loss carryforwards are available.

    Net earnings for the six months ended June 30, 2005 were $12.5 or $0.21 per diluted share, a $22.5 or $0.48 per diluted share improvement as compared to the same period of the prior year.




                  [Remainder of page intentionally left blank]

                               BE AEROSPACE, INC.

LIQUIDITY AND CAPITAL RESOURCES

Current Financial Condition

    Our liquidity requirements consist of working capital needs, ongoing capital expenditures and payments of interest and principal on our indebtedness. Our primary requirements for working capital are directly related to the level of our operations. Working capital primarily consists of accounts receivable and inventories, which fluctuate with the sales of our products. Our working capital was $255.4 as of June 30, 2005, as compared to $225.0 as of December 31, 2004. The increase in working capital from December 31, 2004 to June 30, 2005 was primarily due to an increased level of accounts receivable related to our recent revenue growth, a higher level of inventories to support expected further increases in revenues, offset somewhat by a higher level of accounts payable and accrued liabilities arising from the higher revenue volume. We currently have no bank borrowings outstanding and no debt principal payments due until 2008.

    At June 30, 2005, our cash and cash equivalents were $75.0, as compared to $76.3 at December 31, 2004. The decrease in cash and cash equivalents from December 31, 2004 to June 30, 2005 was primarily due to an increased level of accounts receivable related to our recent revenue growth, a higher level of inventories to support expected further increases in revenues, offset somewhat by a higher level of accounts payable and accrued liabilities arising from the higher revenue volume.

Cash Flows

    At June 30, 2005, our cash and bank credit available under our Amended Bank Credit Facility was $113.4 compared to $114.7 at December 31, 2004. Cash used by operating activities was $2.4 for the six months ended June 30, 2005, as compared to cash provided by operating activities of $3.2 in the same period in the prior year. The primary use of cash during the six months ended June 30, 2005 was due to an increased level of accounts receivable ($18.6) related to our recent revenue growth and a higher level of inventories ($24.5) to support expected further increases in revenues. This use of cash was offset somewhat by net earnings of $12.5, non-cash charges of $16.2 primarily related to amortization and depreciation and a higher level of accounts payable and accrued liabilities arising from the higher revenue volume and the timing of interest payments.

Capital Spending

    Our capital expenditures were $7.1 during the six months ended June 30, 2005 and 2004. We anticipate capital expenditures of approximately $20 for the coming year. We have no material commitments for capital expenditures. We have, in the past, generally funded our capital expenditures from cash from operations and funds available to us under bank credit facilities. We expect to fund future capital expenditures from cash on hand, from operations and from funds available to us under our Amended Bank Credit Facility or any future bank credit facility, although there can be no assurance that future bank credit facilities will be available. Between 1989 and 2001, we completed 24 acquisitions for an aggregate purchase price of approximately $1 billion. Following these acquisitions, we rationalized the businesses, reduced headcount by approximately 4,500 employees and eliminated 22 facilities. We have financed these acquisitions primarily through issuances of debt and equity securities, including our outstanding
8 1/2% senior notes, 8% senior subordinated notes and 8 7/8% senior subordinated notes and bank credit facilities.

Outstanding Debt and Other Financing Arrangements

    Our $50.0 bank credit facility with JPMorgan Chase Bank ("Amended Bank Credit Facility") has no maintenance financial covenants, other than maintaining an Interest Coverage Ratio (as defined) of at least 1.15:1 for the trailing 12-month period. The Amended Bank Credit Facility expires in February 2007, is collateralized by substantially all of our assets and bears interest at rates ranging from 250 to 400 basis points over the Eurodollar rate as defined in the Amended Bank Credit Facility. At June 30, 2005, indebtedness under the Amended Bank Credit Facility consisted of letters of credit aggregating approximately $11.6. The amount available under the Amended Bank Credit Facility was $38.4 as of June 30, 2005. The Amended Bank Credit Facility contains customary affirmative covenants, negative covenants and conditions of borrowings, all of which were met as of June 30, 2005.

    Long-term debt consists principally of our $175 8 1/2% senior notes, $250 8 7/8% senior subordinated notes and $250 8% senior subordinated notes. The $175 8 1/2% senior notes mature on October 1, 2010, $250 8% notes mature on March 1, 2008, and the $250 8 7/8% notes mature on May 1, 2011. The senior subordinated notes are unsecured senior subordinated obligations and are subordinated to all of our senior indebtedness. The senior notes are unsecured obligations and are senior to all of our subordinated indebtedness, but subordinate to our Amended Bank Credit Facility. Each of the $175 8 1/2% senior notes, $250 8% senior subordinated notes and $250 8 7/8% senior subordinated notes contains restrictive covenants, including limitations on future indebtedness, restricted payments, transactions with affiliates, liens, dividends, mergers and transfers of assets, all of which we met as of June 30, 2005. A breach of these covenants, or the covenants under our Amended Bank Credit Facility or any future bank credit facility, that continues beyond any grace period can constitute a default, which can limit the ability to borrow and can give rise to a right of the lenders to terminate the applicable facility and/or require immediate repayment of any outstanding debt.

Contractual Obligations

    During the six month period ended June 30, 2005, there were no material changes in the contractual obligations specified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

    We believe that our cash flows, together with cash on hand and availability under our Amended Bank Credit Facility, provide us with the ability to fund our operations, make planned capital expenditures and make scheduled debt service payments for at least the next twelve months. However, such cash flows are dependent upon our future operating performance, which, in turn, is subject to prevailing economic conditions and to financial, business and other factors, including the conditions of our markets, some of which are beyond our control. If, in the future, we cannot generate sufficient cash from operations to meet our debt service obligations, we will need to refinance such debt obligations, obtain additional financing or sell assets. We cannot offer assurance that our business will generate cash from operations, or that we will be able to obtain financing from other sources, sufficient to satisfy our debt service or other requirements.

Off-Balance Sheet Arrangements

Lease Arrangements

    We finance our use of certain facilities and equipment under committed lease arrangements provided by various institutions. Since the terms of these arrangements meet the accounting definition of operating lease arrangements, the aggregate sum of future minimum lease payments is not reflected on our consolidated balance sheet. At June 30, 2005, future minimum lease payments under these arrangements, the majority of which related to the long-term real estate leases, was approximately $84.1.

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

Product Warranty Costs

    For discussion of Product Warranty Costs, refer to Note 4 of our Condensed Consolidated Financial Statements included in Part 1, Item 1, of this report.

Deferred Tax Assets

    We established a valuation allowance related to the utilization of our deferred tax assets because of uncertainties that preclude us from determining that it is more likely than not that we will be able to generate taxable income to realize such assets during the federal operating loss carryforward period, which begins to expire in 2012. Such uncertainties include recent cumulative losses, the highly cyclical nature of the industry in which we operate, risks associated with our facility consolidation plan, our high degree of financial leverage, risks associated with new product introductions, recent substantial increases in the cost of fuel and its impact on our airline customers, and risks associated with the integration of acquired businesses. We monitor these uncertainties, as well as other positive and negative factors that may arise in the future, as we assess the necessity for a valuation allowance for our deferred tax assets.

RECENT ACCOUNTING PRONOUNCEMENTS

    For discussion of Recent Accounting Pronouncements, refer to Note 8 of our Condensed Consolidated Financial Statements included in Part 1, Item 1, of this report.

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

    Historically, revenues and costs under certain long-term contracts are recognized using contract accounting under the percentage-of-completion method. The percentage-of-completion method requires the use of estimates of costs to complete long-term contracts. The estimation of these costs requires judgment on the part of management due to the duration of these contracts as well as the technical nature of the products involved. Adjustments to these estimated costs are made on a consistent basis. A provision for contract losses is recorded when such facts are determinable. Revenues recognized under contract accounting during the three and six months ended June 30, 2005 and 2004 were not significant to our financial statements.

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

    Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a full valuation allowance of $129.3 as of December 31, 2004, due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain net operating income losses carried forward, before they expire. The valuation allowance is based on our estimates of taxable income by jurisdictions in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we revise these estimates in future periods, we may need to adjust the valuation allowance which could materially impact our financial position and results of operations.

DEPENDENCE UPON CONDITIONS IN THE AIRLINE INDUSTRY

    The September 11, 2001 terrorist attacks severely impacted conditions in the airline industry. According to industry sources, in the aftermath of the attacks most major U.S. carriers and a number of international carriers substantially reduced their flight schedules, parked or retired portions of their fleets, reduced their workforces and implemented other cost reduction initiatives. U.S. airlines further responded by decreasing domestic airfares. As a result of the decline in both traffic and airfares following the September 11, 2001 terrorist attacks, and their aftermath, as well as other factors, such as increases in fuel costs and heightened competition from low-cost carriers, the world airline industry lost a total of $35 billion in calendar years 2002 through 2004, including $5 billion in 2004. The airline industry crisis also caused 21 airlines worldwide to declare bankruptcy or cease operations in the past three years.

    The business jet industry has also been experiencing a severe downturn, driven by weak economic conditions and poor corporate profits. During 2003, three business jet manufacturers reduced or temporarily halted production of a number of aircraft types. While deliveries of new business jets increased in 2004 as compared to 2003, deliveries were down 33% during 2003 as compared to 2001. Business jet deliveries are expected to slowly increase over the next several years, reaching 712 by 2007. The rate at which the business jet industry recovers is dependent on corporate profits, the number of used jets on the market and other factors which could slow the rate of recovery.

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




                  [Remainder of page intentionally left blank]

FORWARD-LOOKING STATEMENTS

    This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding implementation and expected benefits of lean manufacturing and continuous improvement programs, our dealings with customers and partners, the consolidation of facilities, reduction of our workforce, integration of acquired businesses, ongoing capital expenditures, the impact of the large number of indefinitely grounded aircraft on demand for our products and our underlying assets, the adequacy of funds to meet our capital requirements, the ability to refinance our indebtedness, if necessary, the reduction of debt, the potential impact of new accounting pronouncements and the impact on our business from the September 11, 2001 terrorist attacks, the SARS outbreak and war in Iraq. These forward-looking statements include risks and uncertainties, and our actual experience may differ materially from that anticipated in such statements. Factors that might cause such a difference include those discussed in our filings with the Securities and Exchange Commission, including our most recent proxy statement and Form 10-K, as well as future events that may have the effect of reducing our available operating income and cash balances, such as unexpected operating losses, the impact of rising fuel prices on our airline customers, outbreaks or escalations of national or international hostilities, terrorist attacks, prolonged health issues which reduce air travel demand (e.g. SARS), delays in, or unexpected costs associated with, the integration of our acquired or recently consolidated businesses, conditions in the airline industry, changing conditions in the business jet industry, problems meeting customer delivery requirements, our success in winning new or expected refurbishment contracts from customers, capital expenditures, cash expenditures related to possible future acquisitions, facility closures, product transition costs, labor disputes involving us, our significant customers or airframe manufacturers, the possibility of a write-down of intangible assets, delays or inefficiencies in the introduction of new products or fluctuations in currency exchange rates. The forward-looking statements included in this report are made only as of the date of this report and, except as required by federal securities laws, we do not have any obligation to publicly update or revise any forward-looking statements to reflect subsequent events or circumstances.





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

          From time to time, we and our foreign subsidiaries may enter into foreign currency exchange contracts to manage risk on transactions conducted in foreign currencies. At June 30, 2005, we had no outstanding forward currency exchange contracts. We did not enter into any other derivative financial instruments.

       Interest rates - At June 30, 2005, we had no adjustable rate debt and fixed rate debt of $679.8. The weighted average interest rate for the fixed rate debt was approximately 8.5% at June 30, 2005. If interest rates were to increase by 10% above current rates, there would be no impact on our financial statements due to the absence of variable rate debt. We do not engage in transactions to hedge our exposure to changes in interest rates.

          As of June 30, 2005, we maintained a portfolio of securities consisting mainly of taxable, interest-bearing deposits with maturities of less than three months. If short-term interest rates were to increase or decrease by 10%, we estimate interest income would increase or decrease by approximately $0.2.

ITEM 4.  CONTROLS AND PROCEDURES

          Disclosure Controls and Procedures

          Our principal executive officer and our principal financial officer, after evaluating, together with management, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2005, the end of the period covered by this report, have concluded that, as of such date, our disclosure controls and procedures were adequate and effective to ensure that material information relating to our company and our consolidated subsidiaries would be made known to them by others within those entities.

          Internal Control over Financial Reporting

          There were no changes in our company's internal control over financial reporting that occurred during the second quarter of 2005 that have materially affected, or are reasonably likely to materially affect, our company's internal control over financial reporting.





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

Item 1.   Legal Proceedings                                     Not applicable.

Item 2.   Unregistered Sales of Equity Securities and
          Use of Proceeds                                       Not applicable.

Item 3.   Defaults Upon Senior Securities                       Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders

          Annual meeting took place on July 21, 2005

          1. Class II Directors elected - Robert J. Khoury, David C. Hurley and Jonathan M. Schofield. Directors whose term of office continued after meeting (Class I and III) - Jim C. Cowart, Brian H. Rowe, Richard G. Hamermesh, Amin J. Khoury and Wesley W. Marple, Jr.
          2. Amended the 1994 Employee Stock Purchase Plan
          3. Adopted the 2005 Long-Term Incentive Plan

          The number of shares voted for, against and abstained/withheld were as follows:


                                                                                             Abstain/
                                                                 For          Against        Withheld        Unvoted
                                                            -------------- -------------- --------------- ---------------
          1.     Election of Class II Directors
                 Robert J. Khoury                              51,656,969                      1,972,446
                 David C. Hurley                               51,317,516                      2,311,899
                 Jonathan M. Schofield                         50,885,784                      2,743,631
          2.     Proposal to amend the
                 1994 Employee Stock Purchase Plan             37,572,971      1,934,295         595,460      13,526,689
          3.     Proposal to adopt the
                 2005 Long-Term Incentive Plan                 23,031,494     16,246,681         824,551      13,526,689

Item 5.   Other Information

Amendments to Employment Agreements

          On August 1, 2005, the Stock Option and Compensation Committee of the Company's board of directors (the "Committee") approved amendments to the employment agreements with each of Amin J. Khoury (the "AK Agreement"), Robert
J. Khoury (the "RK Agreement") and Thomas P. McCaffrey (the "TM Agreement"). Each of these agreements is described in detail in the Company's Proxy Statement dated June 1, 2005 (the "Proxy Statement").

          AK Agreement. The AK Agreement currently provides for the payment of certain compensation and benefits in connection with a Change of Control of the Company (as defined in the AK Agreement), which are only paid if Mr. Khoury's employment is terminated for specified reasons within three years following the Change of Control. The amendments approved by the Committee remove the condition that Mr. Khoury's employment be terminated following a Change of Control in order to receive certain of the specified benefits. As a result, upon a Change of Control of the Company, Mr. Khoury will be entitled to receive the following benefits:

          o A lump sum payment equal to two times the base salary payable to Mr. Khoury through the third anniversary of the Change of Control.

          o A lump sum payment of Mr. Khoury's "Retirement Compensation," as defined in the AK Agreement and as described in detail in the Proxy Statement.

          In addition, upon a termination of his employment with the Company for any reason other than death or disability within three years following a Change of Control, Mr. Khoury will continue to be entitled to certain additional benefits as provided in the AK Agreement.

          The AK Agreement has also been modified to provide that in the event of a dispute regarding the Change of Control provisions, Mr. Khoury will be entitled to reimbursement of related legal expenses by the Company. In consideration of the amendments to the Change of Control provisions described above, Mr. Khoury has agreed that if, following a Change of Control of the Company, he enters into a new employment agreement with a successor entity, such agreement will not contain a provision regarding payments upon a subsequent change of control of the successor entity.

          In addition, in connection with the amendments, Mr. Khoury has agreed to reduce the number of hours of corporate jet usage he is entitled to upon a termination of employment for any reason other than death or incapacity from 200 hours to 150 hours.

          In all other respects, the AK Agreement remains unchanged.

          RK Agreement. The RK Agreement has been modified in substantially the same manner as the AK Agreement. In all other respects, the RK Agreement remains unchanged.

          TM Agreement. The TM Agreement currently provides for the payment of certain compensation and benefits in connection with a Change of Control of the Company (as defined in the TM Agreement), some of which are only paid if Mr. McCaffrey's employment is terminated for specified reasons within three years following the Change of Control. The amendments approved by the Committee remove the condition that Mr. McCaffrey's employment be terminated following a Change of Control in order to receive certain of the specified benefits. As a result, upon a Change of Control of the Company, Mr. McCaffrey will be entitled to the following benefits:

          o A lump sum payment equal to two times the base salary payable to Mr. McCaffrey through the third anniversary of the Change of Control.

          o A lump sum payment of Mr. McCaffrey's "Retirement Compensation," as defined in the TM Agreement and as described in detail in the Proxy Statement.

          In addition, upon a termination of his employment with the Company for any reason other than death or incapacity within three years following a Change of Control, Mr. McCaffrey will continue to be entitled to certain additional benefits as provided in the TM Agreement, except Mr. McCaffrey in this case will be entitled to benefit continuation for a period of eight years rather than five years following such termination.

          The TM Agreement has also been modified to provide that in the event of a dispute regarding the Change of Control provisions, Mr. McCaffrey will be entitled to reimbursement of related legal expenses by the Company. In consideration of the amendments to the Change of Control provisions, Mr. McCaffrey has agreed that if, following a Change of Control of the Company, his employment pursuant to the TM Agreement continues or he enters into a new employment agreement with a successor entity, he will not be entitled to receive additional Change of Control benefits.

Employment Agreement with Advanced Thermal Sciences

          As described in the Proxy Statement, Mr. Amin Khoury is currently party to an employment agreement with Advanced Thermal Sciences ("ATS"), a wholly owned subsidiary of the Company. Effective as of August 1, 2005, the agreement with ATS, which provides for an annual salary of $100,000, will be terminated and Mr. Khoury will no longer have any rights thereunder. The agreement with ATS is described in detail in the Proxy Statement. In connection with the termination of Mr. Khoury's employment agreement with ATS, which reduced his annual compensation by $100,000, the Committee has increased
Mr. Khoury's base salary pursuant to the AK Agreement by $20,000.

Adoption of Death Benefit Program

          On July 20, 2005, the Committee approved a program to provide the following death benefits to the estates of each of Mssrs. A. Khoury, R. Khoury and McCaffrey:


    ----------------------------------- ----------------------------------
    Name                                Amount of Benefit
    ----------------------------------- ----------------------------------
    Amin J. Khoury                      $3 million
    ----------------------------------- ----------------------------------
    Robert J. Khoury                    $2 million
    ----------------------------------- ----------------------------------
    Thomas P. McCaffrey                 $1 million
    ----------------------------------- ----------------------------------

          The death benefits are unfunded arrangements, however the Company may purchase whole life insurance policies, in which case he Company would own the life insurance policies including the cash surrender value and the death benefit payments.


Item 6.   Exhibits

          Exhibit 10(iii) Management Contracts and Executive Compensation Plans, Contracts and Arrangements

          10.1 Amended and Restated Employment Agreement dated August 1, 2005 between the Registrant and Thomas P. McCaffrey*

          10.2 Amended and Restated Employment Agreement dated August 1, 2005 between the Registrant and Amin J. Khoury*

          10.3 Amended and Restated Employment Agreement dated August 1, 2005 between the Registrant and Robert J. Khoury*

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


                                     BE AEROSPACE, INC.






Date:  August 5, 2005          By:   /s/ Robert J. Khoury
                                     --------------------
                                     Robert J. Khoury
                                     President and
                                     Chief Executive Officer



Date:  August 5, 2005        By:     /s/ Thomas P. McCaffrey
                                     -----------------------
                                     Thomas P. McCaffrey
                                     Senior Vice President of
                                     Administration and Chief Financial Officer