Form 10-Q
period 2005-09-30
BE AEROSPACE INC
filed 2005-11-07
CIK 861361

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q



                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



                For The Quarterly Period Ended September 30, 2005



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

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

     The registrant has one class of common stock, $0.01 par value, of which 58,735,471 shares were outstanding as of November 3, 2005.

                               BE AEROSPACE, INC.

               Form 10-Q for the Quarter Ended September 30, 2005

                                Table of Contents


                                                                            Page
                                                                            ----

Part I    Financial Information

Item 1.   Condensed Consolidated Financial Statements (Unaudited)

          a) Condensed Consolidated Balance Sheets
             as of September 30, 2005 and December 31, 2004....................3

          b) Condensed Consolidated Statements of Earnings for the
             Three and Nine Months ended September 30, 2005 and
             September 30, 2004................................................4

          c) Condensed Consolidated Statements of Cash Flows for the
             Nine Months Ended September 30, 2005 and September 30, 2004.......5

          d) Notes to Condensed Consolidated Financial Statements..............6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...........................................11

Item 3.   Quantitative and Qualitative Disclosures About Market Risk..........23

Item 4.   Controls and Procedures.............................................23

Part II   Other Information

Item 1.   Legal Proceedings...................................................24

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.........24

Item 3.   Defaults Upon Senior Securities.....................................24

Item 4.   Submission of Matters to a Vote of Security Holders.................24

Item 5.   Other Information...................................................24

Item 6.   Exhibits............................................................24

          Signatures..........................................................25

     PART I - FINANCIAL INFORMATION

     ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                               BE AEROSPACE, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                    (Dollars in millions, except share data)

                                                                                         September 30,              December 31,
                                                                                             2005                       2004
                                                                                    -----------------------   ----------------------

ASSETS

Current assets:
    Cash and cash equivalents                                                                $     87.3                $     76.3
    Accounts receivable - trade, less allowance for doubtful accounts
        ($3.2 at September 30, 2005 and $2.8 at December 31, 2004)                                121.5                      91.6
    Inventories, net                                                                              222.1                     197.8
    Other current assets                                                                           12.8                      13.4
                                                                                             ----------                ----------
        Total current assets                                                                      443.7                     379.1

Property and equipment, net                                                                        94.7                     100.2
Goodwill                                                                                          361.6                     370.4
Identifiable intangible assets, net                                                               142.7                     151.4
Other assets, net                                                                                  23.7                      23.7
                                                                                             ----------                ----------
                                                                                             $  1,066.4                $  1,024.8
                                                                                             ==========                ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued liabilities                                                 $    173.8                $    152.6
    Current maturities of long-term debt                                                            1.5                       1.5
                                                                                             ----------                ----------
        Total current liabilities                                                                 175.3                     154.1

Long-term debt, net of current maturities                                                         678.1                     678.6
Other non-current liabilities                                                                       6.7                       9.3

Commitments, contingencies and off-balance sheet arrangements (Note 4)

Stockholders' equity:
    Preferred stock, $0.01 par value; 1.0 million shares
        authorized; no shares outstanding                                                            --                        --
    Common stock, $0.01 par value; 100.0 million shares
        authorized; 58.5 million (September 30, 2005) and
        56.6 million (December 31, 2004) shares issued
        and outstanding                                                                             0.6                       0.6
    Additional paid-in capital                                                                    590.4                     578.2
    Accumulated deficit                                                                          (382.5)                   (405.0)
    Accumulated other comprehensive income (loss)                                                  (2.2)                      9.0
                                                                                             -----------             ------------
        Total stockholders' equity                                                                206.3                     182.8
                                                                                             ----------                ----------
                                                                                             $  1,066.4                $  1,024.8
                                                                                             ==========                ==========


See accompanying notes to condensed consolidated financial statements.

                               BE AEROSPACE, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
                  (Dollars in millions, except per share data)


                                                                   THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                        ----------------------------------------- ----------------------------------
                                                          September 30,         September 30,       September 30,      September 30,
                                                               2005                 2004                 2005               2004
                                                        ----------------------------------------- ----------------------------------

Net sales                                                   $  217.1            $  183.5              $  621.2            $  543.9

Cost of sales                                                  140.5               123.4                 403.8               368.4
                                                            --------            --------              --------            --------

Gross profit                                                    76.6                60.1                 217.4               175.5

Operating expenses:

  Selling, general and administrative                           34.0                29.8                  97.8                88.4
  Research, development and engineering                         17.2                12.8                  50.2                39.0
                                                            --------            --------              --------            --------
    Total operating expenses                                    51.2                42.6                 148.0               127.4
                                                            --------            --------              --------            --------

Operating earnings                                              25.4                17.5                  69.4                48.1

Interest expense, net                                           14.8                19.7                  44.9                59.4
                                                            --------            --------              --------            --------

Earnings (loss) before income taxes                             10.6                (2.2)                 24.5               (11.3)

Income taxes                                                     0.6                 0.5                   2.0                 1.4
                                                            --------            --------              --------            --------

Net earnings (loss)                                         $   10.0            $   (2.7)             $   22.5            $  (12.7)
                                                            ========            ========              ========            ========

Net earnings (loss) per common share:

  Basic                                                     $   0.17           $   (0.07)             $   0.39           $   (0.34)
                                                            =========           ========              =========           ========
  Diluted                                                   $   0.16           $   (0.07)             $   0.37           $   (0.34)
                                                            =========           ========              =========           ========

Weighted average common shares:

  Basic                                                         58.2                37.5                  57.4                37.1
  Diluted                                                       61.2                37.5                  60.3                37.1

See accompanying notes to condensed consolidated financial statements.

                               BE AEROSPACE, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                              (Dollars in millions)


                                                                                                NINE MONTHS ENDED
                                                                                  ----------------------------------------------
                                                                                     September 30,            September 30,
                                                                                         2005                     2004
                                                                                  --------------------    ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net earnings (loss)                                                                $  22.5                 $ (12.7)
    Adjustments to reconcile net earnings (loss) to net cash flows provided by (used in) operating activities:
         Depreciation and amortization                                                    21.7                    21.0
         Provision for doubtful accounts                                                   0.5                     0.7
         Non-cash employee benefit plan contributions                                      2.1                     1.7
    Changes in operating assets and liabilities, net of effects of acquisitions:
         Accounts receivable                                                             (35.3)                  (11.0)
         Inventories                                                                     (26.8)                  (20.2)
         Other current assets and other assets                                            (3.5)                   (0.6)
         Payables, accruals and other liabilities                                         28.3                    20.2
                                                                                       -------                 -------
Net cash flows provided by (used in) operating activities                                  9.5                    (0.9)
                                                                                       -------                 -------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                                 (10.9)                  (10.7)
    Proceeds from sale of property and equipment                                           0.2                     0.5
    Acquisitions, net of cash acquired                                                      --                   (12.5)
    Other, net                                                                             4.0                     0.8
                                                                                       -------                 -------
Net cash flows used in investing activities                                               (6.7)                  (21.9)
                                                                                       -------                 -------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from common stock issued                                                     10.0                     3.1
    Repayment of long-term debt                                                           (0.3)                   (1.7)
                                                                                       -------                 -------
Net cash flows provided by financing activities                                            9.7                     1.4
                                                                                       -------                 -------

Effect of foreign exchange rate changes on cash and cash equivalents                      (1.5)                     --
                                                                                       -------                 -------

Net increase (decrease) in cash and cash equivalents                                      11.0                   (21.4)

Cash and cash equivalents, beginning of period                                            76.3                   147.6
                                                                                       -------                 -------

Cash and cash equivalents, end of period                                               $  87.3                 $ 126.2
                                                                                       =======                 =======

Supplemental disclosures of cash flow information:
Cash paid during period for:
    Interest, net                                                                      $  39.0                 $  48.2
    Income taxes, net                                                                  $   1.9                 $   1.4


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

       Accounting for Stock-Based Compensation - The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock option and stock purchase plans. Accordingly, no compensation cost has been recognized for its stock option and stock purchase plans. If the compensation cost for the Company's stock option and stock purchase plans had been determined consistent with Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," the Company's net earnings
    (loss) and net earnings (loss) per share for the three and nine months ended September 30, 2005 and 2004, would have been the pro forma amounts indicated in the following table:

                                                   THREE MONTHS ENDED               NINE MONTHS ENDED
                                           -------------------------------- ----------------------------------
                                           September 30,   September 30,      September 30,   September 30,
                                                2005           2004              2005            2004
                                           -------------------------------- ----------------------------------

 Net earnings (loss) as reported             $  10.0        $  (2.7)          $  22.5         $ (12.7)
     Less:  Expense per SFAS No. 123,
        fair value method, net of
        related tax effects                      1.3            1.4               4.0             5.0
                                             -------        -------           -------         -------
 Pro forma net earnings (loss)               $   8.7        $  (4.1)          $  18.5         $ (17.7)
                                             -------        -------           -------         -------

 Basic net earnings (loss) per share:
     As reported                             $   0.17       $ (0.07)          $   0.39        $ (0.34)
                                             ========       =======           ========        =======
     Pro forma                               $   0.15       $ (0.11)          $   0.32        $ (0.48)
                                             ========       =======           ========        =======

 Diluted net earnings (loss) per share:
     As reported                             $   0.16       $ (0.07)          $   0.37        $ (0.34)
                                             ========       =======           ========        =======
     Pro forma                               $   0.14       $ (0.11)          $   0.31        $ (0.48)
                                             ========       =======           ========        =======


                               BE AEROSPACE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
            (Unaudited - Dollars In Millions, Except Per Share Data)

Note 2.    Goodwill and Intangible Assets
           ------------------------------

       In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," the Company has completed the fair value analysis for goodwill and other intangible assets as of December 31, 2004, and concluded that no impairment existed. As of September 30, 2005, the Company believed that no indicators of impairment existed. Aggregate amortization expense on identifiable intangible assets was approximately $2.5 and $2.4 for the three months ended September 30, 2005 and 2004, respectively, and $7.3 and $7.0 for the nine months ended September 30, 2005 and 2004, respectively. Amortization expense is expected to be approximately $10 in each of the next five fiscal years.

Note 3.    Long-Term Debt
           --------------

       The Company's $50.0 credit facility with JPMorgan Chase Bank (the "Amended Bank Credit Facility") has no maintenance financial covenants other than an Interest Coverage Ratio (as defined in the Amended Bank Credit Facility) that must be maintained at a level equal to or greater than 1.15:1 for the trailing 12-month period. The Amended Bank Credit Facility, which expires in February 2007, is collateralized by substantially all of the Company's assets and contains customary affirmative covenants, negative covenants and conditions precedent for borrowings, all of which were met as of September 30, 2005.

       At September 30, 2005, indebtedness under the Amended Bank Credit Facility consisted of letters of credit aggregating approximately $11.6. The Amended Bank Credit Facility bears interest ranging from 250 to 400 basis points over the Eurodollar rate. As of September 30, 2005, the interest rate on any outstanding borrowings was approximately 6.8%. The amount available for borrowing under the Amended Bank Credit Facility was $38.4 as of September 30, 2005.

       Long-term debt consists principally of the $175 8-1/2% senior notes, $250 8-7/8% senior subordinated notes and $250 8% senior subordinated notes. The $175 8-1/2% senior notes mature on October 1, 2010, the $250 8% notes mature on March 1, 2008, and the $250 8-7/8% notes mature on May 1, 2011. The senior subordinated notes are unsecured senior subordinated obligations and are subordinated to all senior indebtedness. The senior notes are unsecured obligations and are senior to all subordinated indebtedness, but subordinate to the Amended Bank Credit Facility. Each of the 8-1/2% senior notes, 8% senior subordinated notes and 8-7/8% senior subordinated notes contains restrictive covenants, including limitations on future indebtedness, restricted payments, transactions with affiliates, liens, dividends, mergers and transfers of assets, all of which were met as of September 30, 2005. A breach of these covenants, or the covenants under the Company's current Amended Bank Credit Facility or any future bank credit facility, that continues beyond any grace period can constitute a default, which can limit the ability to borrow and can give rise to a right of the lenders to terminate the applicable facility and/or require immediate repayment of any outstanding debt.

Note 4.    Commitments, Contingencies and Off-Balance Sheet Arrangements
           -------------------------------------------------------------

       Lease Commitments -- The Company finances its use of certain facilities and equipment under committed lease arrangements provided by various institutions. Since the terms of these arrangements meet the accounting definition of operating lease arrangements, the aggregate sum of future minimum lease payments is not reflected on the consolidated balance sheet. At September 30, 2005, future minimum lease payments under these arrangements, the majority of which related to the long-term real estate leases, totaled approximately $92.1.

                               BE AEROSPACE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
            (Unaudited - Dollars In Millions, Except Per Share Data)

       Indemnities, Commitments and Guarantees -- During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These indemnities include non-infringement of patents and intellectual property indemnities to the Company's customers in connection with the delivery, design, manufacture and sale of its products, indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease, and indemnities to other parties to certain acquisition agreements. The duration of these indemnities, commitments and guarantees varies, and in certain cases is indefinite. The Company believes that substantially all of these indemnities, commitments and guarantees provide for limitations on the maximum potential future payments the Company could be obligated to make. However, the Company is unable to estimate the maximum amount of liability related to its indemnities, commitments and guarantees because such liabilities are contingent upon the occurrence of events which are not reasonably determinable. Management believes that any liability for these indemnities, commitments and guarantees would not be material to the accompanying condensed consolidated financial statements. Accordingly, no amounts have been accrued for indemnities, commitments and guarantees.

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

                                                                       NINE MONTHS ENDED
                                                          ---------------------------------------------
                                                             September 30,            September 30,
                                                                 2005                     2004
                                                          ---------------------------------------------
       Beginning balance                                             $  13.2                  $  11.9
       Acquisitions                                                      --                       1.0
       Accruals for warranties issued during the period                  6.7                      6.9
       Settlements made                                                 (6.2)                    (8.3)
                                                          --------------------     --------------------
       Ending balance                                                $  13.7                  $  11.5
                                                          ====================     ====================

Note 5.    Segment Reporting
           -----------------

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

                               BE AEROSPACE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
            (Unaudited - Dollars In Millions, Except Per Share Data)

       The following table presents net sales and other financial information by business segment:


                                             THREE MONTHS ENDED                    NINE MONTHS ENDED
                                       --------------------------------     --------------------------------
                                        September 30,   September 30,       September 30,    September 30,
                                            2005             2004                2005            2004
                                       ---------------- ---------------     --------------- ----------------
        Net sales
           Commercial Aircraft             $ 140.6          $ 126.0             $ 404.6         $ 380.6
           Distribution                       43.0             36.6               131.0           107.5
           Business Jet                       33.5             20.9                85.6            55.8
                                       ---------------- ---------------     --------------- ----------------
                                           $ 217.1          $ 183.5             $ 621.2         $ 543.9
                                       ================ ===============     =============== ================

        Operating earnings (loss)
           Commercial Aircraft             $  14.0          $  11.3             $  37.2         $  30.2
           Distribution                        8.7              6.2                26.5            19.5
           Business Jet                        2.7               --                 5.7            (1.6)
                                       ---------------- ---------------     --------------- ----------------
                                           $  25.4          $  17.5             $  69.4         $  48.1
                                       ================ ===============     =============== ================

Note 6.    Net Earnings (Loss) Per Common Share
           ------------------------------------

        Basic net earnings (loss) per common share is computed using the weighted average common shares outstanding during the period. Diluted net earnings (loss) per common share is computed by using the average share price during the period when calculating the dilutive effect of stock options. Shares outstanding for the periods presented were as follows:

                                                               THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                       -----------------------------------    ----------------------------------
                                                         September 30,     September 30,       September 30,    September 30,
                                                             2005              2004                2005              2004
                                                       ------------------ ----------------    ---------------- -----------------
Net earnings (loss)                                        $ 10.0             $   (2.7)            $22.5          $ (12.7)
                                                           ======             ========             =====          =======

Basic weighted average common shares                         58.2                 37.5              57.4             37.1
Effect of dilutive stock options and stock purchases
   under the employee stock purchase plan                     3.0                   --               2.9               --
                                                           ------             --------             -----          -------
Diluted weighted average common shares                       61.2                 37.5              60.3             37.1
                                                           ======             ========             =====          =======

Basic net earnings (loss) per share                       $  0.17             $  (0.07)            $0.39          $ (0.34)
                                                          =======             ========             =====          =======
Diluted net earnings (loss) per share                     $  0.16             $  (0.07)            $0.37          $ (0.34)
                                                          =======             ========             =====          =======

        The Company excluded potentially dilutive securities of 1.3 and 2.1 shares from the calculation of loss per share for the three and nine months ended September 30, 2004 as the effect of including these securities would have been anti-dilutive.

Note 7.    Comprehensive Earnings (Loss)
           ----------------------------

        Comprehensive earnings (loss) is defined as all changes in a company's net assets except changes resulting from transactions with shareholders. It differs from net earnings (loss) in that certain items currently recorded to equity would be a part of comprehensive earnings (loss). The following table sets forth the computation of comprehensive earnings (loss) for the periods presented:

                                                        THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                 --------------------------------------------------------------------
                                                  September 30,     September 30,    September 30,     September 30,
                                                       2005             2004              2005             2004
                                                 ----------------- ---------------- ----------------- ----------------
Net earnings (loss)                                   $10.0             $  (2.7)         $ 22.5            $ (12.7)
Other comprehensive earnings (loss):
   Foreign exchange translation adjustment             (1.5)                0.4           (11.2)               0.1
                                                      -----             -------          ------            -------
Comprehensive earnings (loss)                         $ 8.5             $  (2.3)         $ 11.3            $ (12.6)
                                                      =====             =======          ======            =======

                               BE AEROSPACE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
            (Unaudited - Dollars In Millions, Except Per Share Data)

Note 8.    Recent Accounting Pronouncements
           --------------------------------

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

       In November 2004, the FASB issued SFAS No. 151, "Inventory Costs" ("SFAS 151"), which requires abnormal amounts of inventory costs related to idle facility, freight handling and wasted material expenses to be recognized as current period charges. Additionally, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The standard is effective for fiscal years beginning after June 15, 2005. The Company does not believe the adoption of SFAS 151 will have a material impact on its consolidated financial statements.

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




                  [Remainder of page intentionally left blank]

                               BE AEROSPACE, INC.
                               ------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           (Dollars In Millions, Except Per Share Data)

OVERVIEW

       The following discussion and analysis addresses the results of our operations for the three months ended September 30, 2005, as compared to our results of operations for the three months ended September 30, 2004. The discussion and analysis then addresses our results of operations for the nine months ended September 30, 2005, as compared to our results of operations for the nine months ended September 30, 2004. In addition, the discussion and analysis address our liquidity, financial condition and other matters for these periods.

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

       o both chemical and gaseous aircraft oxygen delivery systems and protective breathing equipment;

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

       Net sales by line of business for the three- and nine-month periods ended September 30, 2005 and September 30, 2004 were as follows:

                                             THREE MONTHS ENDED                                    NINE MONTHS ENDED
                             -------------------------------------------------------------------------------------------------------
                                September 30, 2005         September 30, 2004        September 30, 2005         September 30, 2004
                             -------------------------- --------------------------------------------------- ------------------------
                                Net          % of          Net         % of          Net          % of          Net         % of
                               Sales       Net Sales      Sales      Net Sales      Sales      Net Sales       Sales      Net Sales
                             -------------------------------------------------------------------------------------------------------
Commercial aircraft               $140.6      64.8%        $126.0       68.7%        $404.6       65.1%         $380.6       70.0%
Distribution                        43.0      19.8           36.6       19.9          131.0       21.1           107.5       19.8
Business jet                        33.5      15.4           20.9       11.4           85.6       13.8            55.8       10.2
                             -------------------------------------------------------------------------------------------------------
Net sales                         $217.1     100.0%        $183.5      100.0%        $621.2      100.0%         $543.9      100.0%
                             =======================================================================================================

       Net sales by domestic and foreign operations for the three- and nine-month periods ended September 30, 2005 and September 30, 2004 were as follows:

                                  THREE MONTHS ENDED                        NINE MONTHS ENDED
                     --------------------------------------------------------------------------------------
                      September 30, 2005    September 30, 2004    September 30, 2005    September 30, 2004
                     --------------------------------------------------------------------------------------
     Domestic                    $152.2                $125.3                $436.5                $364.0
     Foreign                       64.9                  58.2                 184.7                 179.9
                     --------------------------------------------------------------------------------------
     Total                       $217.1                $183.5                $621.2                $543.9
                     ======================================================================================

       Net sales by geographic segment (based on destination) for the three- and nine-month periods ended September 30, 2005 and September 30, 2004 were as follows:

                                  THREE MONTHS ENDED                          NINE MONTHS ENDED
                     ----------------------------------------------------------------------------------------
                      September 30, 2005    September 30, 2004    September 30, 2005    September 30, 2004
                     ----------------------------------------------------------------------------------------
                        Net        % of      Net       % of         Net         % of        Net         % of
                       Sales    Net Sales   Sales    Net Sales     Sales     Net Sales     Sales     Net Sales
     United States     $104.1    48.0%       $98.3     53.6%       $308.3      49.6%      $285.5       52.5%
     Europe              45.6    21.0         35.8     19.5         142.9      23.0        113.5       20.9
     Asia                57.4    26.4         33.8     18.4         138.9      22.4        104.9       19.3
     Rest of World       10.0     4.6         15.6      8.5          31.1       5.0         40.0        7.3
                     ----------------------------------------------------------------------------------------
                       $217.1   100.0%      $183.5    100.0%       $621.2     100.0%      $543.9      100.0%
                     ========================================================================================

       We have substantially expanded the size, scope and nature of our business through a number of acquisitions. Between 1989 and 2001, we completed 24 acquisitions for an aggregate purchase price of approximately $1 billion. Since 2001, we made two insignificant acquisitions. Essentially all of our revenue growth since 2001 has been organic.

       During the period from 1989 to 2000, we integrated the acquired businesses, closed 17 facilities, reduced our workforce by 3,000 positions and implemented common information technology platforms and lean manufacturing initiatives company-wide. This integration effort resulted in costs and charges totaling approximately $125.

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

       New product development is a strategic initiative for our company. Our customers regularly request that we engage in new product development and enhancement activities. We believe that these activities, if properly focused and managed, will protect and enhance our leadership position. We believe our investments in research and development over the past several years has been the driving force behind our ongoing market share gains. Research, development and engineering spending have been approximately 6%- 8% of sales for the past several years, and is expected to remain at approximately that level for the foreseeable future.

       We also believe in providing our businesses with the tools required to remain competitive. In that regard, we have invested, and will continue to invest, in property and equipment that enhances our productivity. Over the past three years, annual capital expenditures ranged from $11 - $17. Taking into consideration our recent capital expenditure investments and current industry conditions, we anticipate capital expenditures of approximately $20
    - $23 over the next twelve months.

                               BE AEROSPACE, INC.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005, AS COMPARED TO THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 (Dollars In Millions, Except Per Share Data)

    Sales for each of our segments are set forth in the following table:

                                             NET SALES
                       ----------------------------------------------------
                                  Three Months Ended September 30,
                       ----------------------------------------------------
                                                            Percent
                        2005        2004       Change       Change
                       ----------------------------------------------------
Commercial aircraft    $140.6      $126.0      $14.6          11.6%
Distribution             43.0        36.6        6.4          17.5
Business jet             33.5        20.9       12.6          60.3
                       ----------------------------------------------------
Total                  $217.1      $183.5      $33.6          18.3%
                       ====================================================

       The commercial aircraft segment ("CAS") generated revenues of $140.6 in the third quarter of 2005, up 11.6% versus the same period in the prior year, primarily due to a higher volume of commercial aircraft passenger cabin equipment and engineering, integration and certification services. The distribution segment delivered strong revenue growth of 17.5% in the third quarter of 2005, driven by a broad based increase in aftermarket demand for aerospace fasteners and continued market share gains. In the business jet segment, revenues increased by 60.3% in the third quarter of 2005, reflecting the ongoing recovery within the business jet industry and initial shipments of super first class products.

       Gross profit for the third quarter of 2005 of $76.6, or 35.3% of sales, increased by $16.5, or 27.5% on the 18.3% year-over-year increase in revenues. Third quarter 2005 gross margin expanded by 250 basis points as compared to the same period of the prior year. The increase in gross margin was primarily driven by an improved mix of products sold and ongoing manufacturing efficiencies.

       Selling, general and administrative expenses in the third quarter of 2005 of $34.0, or 15.7% of sales, were up $4.2 versus selling, general and administrative expenses in the same period in the prior year of $29.8, or 16.2% of sales, primarily due to the higher level of commissions and sales incentives in the current period, as well as selling and marketing costs associated with the 18.3% increase in revenues and the 63% increase in backlog from September 30, 2004.

       Research, development and engineering expenses of $17.2, or 7.9% of sales, were up $4.4 versus the same period in the prior year due to a higher level of spending associated with customer reimbursed engineering and spending associated with new product development activities.

       Operating earnings for the third quarter of 2005 of $25.4 increased by 45.1%, as compared to the same period last year. The operating margin of 11.7% in the current quarter was 220 basis points greater than the operating margin realized in the third quarter of 2004. The substantial increase in operating earnings was driven primarily by continued margin expansion at the commercial aircraft segment, continued growth in revenues and earnings at the distribution segment, as well as the substantial turnaround in profitability at the business jet segment due to the higher volume of shipments and ongoing manufacturing efficiencies.

       The following is a summary of the change in operating earnings by segment:

                                       OPERATING EARNINGS
                       ----------------------------------------------------
                                Three Months Ended September 30,
                       ----------------------------------------------------
                                                            Percent
                         2005        2004      Change       Change
                       --------------------------------------------------
Commercial aircraft     $14.0       $11.3       $2.7         23.9%
Distribution              8.7         6.2        2.5         40.3
Business jet              2.7         --         2.7           NM
                       --------------------------------------------------
Total                   $25.4       $17.5       $7.9         45.1%
                       ==================================================

       The CAS operating results and order book continued to improve during the third quarter of 2005. Compared to the third quarter of 2004, CAS operating earnings of $14.0 increased by 23.9% on an 11.6% increase in sales. The operating margin expanded to 10.0%, a 100 basis point improvement over the same period in the prior year. This margin expansion was primarily a result of an improved mix of products sold and ongoing manufacturing efficiencies. CAS bookings for the third quarter nearly tripled versus the same period last year as backlog during the third quarter of 2005 reached record levels.

       The distribution segment generated revenues of $43.0 in the third quarter of 2005, which were 17.5% greater than the same period in the prior year. Operating earnings at the distribution segment in the third quarter of 2005 were $8.7, 40.3% higher than the same period last year and represented a 20.2% operating margin, as compared to a 16.9% margin last year. The distribution segment's strong performance was in spite of three lost days of operations due to the hurricane activity in the current third quarter period.

       The business jet segment generated third quarter revenues of $33.5, up 60.3% as compared to the third quarter of 2004. Operating earnings at the business jet segment during the quarter were $2.7 higher than operating earnings reported in the same period last year. The substantial increase in operating earnings reflects the higher level of revenues associated with an improving business jet industry and operational improvements in the new super first class product line, as well as expanding margins due to ongoing manufacturing efficiencies and operating leverage at the higher level of revenue.

       Interest expense for the third quarter of 2005 of $14.8 was $4.9 lower than interest expense recorded in the same period in the prior year. Interest expense decreased in the third quarter of 2005 as a result of the early retirement of $200 of senior subordinated notes during the fourth quarter of 2004.

       Income tax expense of $0.6 during the third quarter of 2005 increased from income tax expense of $0.5 in the same period in the prior year. Income taxes arise from earnings of foreign subsidiaries for which no net operating loss carryforwards are available.

       Net earnings for the third quarter of 2005 were $10.0 or $0.16 per diluted share, a $12.7 or $0.23 per diluted share improvement as compared to the same period of the prior year.


                  [Remainder of page intentionally left blank]

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005, AS COMPARED TO THE RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 (Dollars In Millions, Except Per Share Data)

    Sales for each of our segments are set forth in the following table:

                                             NET SALES
                          ----------------------------------------------------
                                   Nine Months Ended September 30,
                          ----------------------------------------------------
                                                                  Percent
                             2005           2004       Change      Change
                          ----------------------------------------------------
Commercial Aircraft        $404.6         $380.6       $24.0        6.3%
Distribution                131.0          107.5        23.5       21.9
Business Jet                 85.6           55.8        29.8       53.4
                          ----------------------------------------------------
Total                      $621.2         $543.9       $77.3       14.2%
                          ====================================================

       Net sales for the nine months ended September 30, 2005 were $621.2, an increase of $77.3 or 14.2% as compared to the same period of the prior year.

       Sales during the nine months ended September 30, 2005 at the CAS of $404.6 were up 6.3% versus the same period in the prior year, primarily due to a higher volume of commercial aircraft passenger equipment and engineering, integration and certification services. The distribution segment delivered strong revenue growth of 21.9%, driven by a broad based increase in aftermarket demand for aerospace fasteners and continued market share gains. In the business jet segment, revenues increased by 53.4%, reflecting the ongoing recovery within the business jet industry and initial shipments of super first class products.

       Gross profit for the nine months ended September 30, 2005 of $217.4, or 35.0% of sales, increased by $41.9 compared to the same period in the prior year, or 23.9% on the 14.2% increase in revenues. Gross margin for the nine months ended September 30, 2005 expanded by 270 basis points as compared to the same period of the prior year. The increase in gross margin was primarily driven by an improved mix of products sold and ongoing manufacturing efficiencies.

       Selling, general and administrative expenses during the nine months ended September 30, 2005 of $97.8, or 15.7% of sales, were up $9.4 versus selling, general and administrative expenses in the same period in the prior year of $88.4, or 16.3% of sales, primarily due to the higher level of commissions and sales incentives in the current period, as well as costs associated with the 14.2% increase in revenues. In connection with the resolution of two legal matters during the second quarter of 2005, we received approximately $1.8 of net reimbursed legal fees; such amounts were offset by increases in our allowance for doubtful accounts, incentive compensation and severance, which together aggregated approximately $1.6.

       Research, development and engineering expenses during the nine months ended September 30, 2005 of $50.2, or 8.1% of sales, were up $11.2 versus the prior year due to a higher level of spending associated with customer reimbursed engineering and spending associated with new product development activities.

       Operating earnings for the nine months ended September 30, 2005 of $69.4 increased by 44.3%, as compared to the same period last year. The operating margin of 11.2% for the nine months ended September 30, 2005 was 240 basis points greater than the operating margin realized in the same period of 2004. The substantial increase in operating earnings was driven by the continuing margin expansion at the commercial aircraft segment, continued growth in revenues and earnings at the distribution segment, as well as the substantial turnaround in profitability at the business jet segment due to the higher volume of shipments and ongoing manufacturing efficiencies.

    The following is a summary of the change in operating earnings by segment:

                                          OPERATING EARNINGS
                        ----------------------------------------------------
                                     Nine Months Ended September 30,
                        ----------------------------------------------------
                                                                Percent
                           2005         2004       Change       Change
                        ----------------------------------------------------
Commercial aircraft      $37.2        $30.2        $7.0         23.2%
Distribution              26.5         19.5         7.0         35.9
Business jet               5.7         (1.6)        7.3           NM
                        ----------------------------------------------------
Total                    $69.4        $48.1       $21.3         44.3%
                        ====================================================

       CAS's operating results and order book continued to improve during the nine months ended September 30, 2005. Compared to the same period of 2004, CAS operating earnings of $37.2 increased by 23.2% on a 6.3% increase in sales. The operating margin expanded to 9.2%, a 130 basis point improvement over the prior year. This margin expansion was primarily a result of an improved mix of products sold and ongoing manufacturing efficiencies.

       The distribution segment generated record revenues of $131.0 for the nine months ended September 30, 2005, which were 21.9% greater than the same period in the prior year. Operating earnings at the distribution segment were $26.5 million for the nine-month period, 35.9% higher than the same period last year and represented a 20.2% operating margin, as compared to an 18.1% operating margin in the same period in the prior year. The expansion of the operating margin reflects the operating efficiencies at the higher revenue level, and was in spite of three lost days of operations due to the hurricane activity in the third quarter of 2005.

       The business jet segment generated revenues of $85.6 for the nine-month period ended September 30, 2005, up 53.4% as compared to the same period of 2004. Operating earnings at the business jet segment for the nine months ended September 30, 2005 were $7.3 higher than the same period last year. The substantial increase in operating earnings reflects the higher level of revenues associated with an improving business jet industry as well as ongoing manufacturing efficiencies and operating leverage at the higher level of revenues.

       Interest expense for the nine-month period ended September 30, 2005 of $44.9 was $14.5 lower than interest expense recorded in the same period in the prior year. Interest expense decreased for the nine months ended September 30, 2005 as a result of the early retirement of $200 of senior subordinated notes during the fourth quarter of 2004.

       Income tax expense of $2.0 during the nine-month period ended September 30, 2005 increased from income tax expense of $1.4 in the same period in the prior year. Income taxes arise from earnings of foreign subsidiaries for which no net operating loss carryforwards are available.

       Net earnings for the nine months ended September 30, 2005 were $22.5 or $0.37 per diluted share, a $35.2 or $0.71 per diluted share improvement as compared to the same period of the prior year.




                  [Remainder of page intentionally left blank]

                               BE AEROSPACE, INC.
                               ------------------

LIQUIDITY AND CAPITAL RESOURCES

Current Financial Condition

    Our liquidity requirements consist of working capital needs, ongoing capital expenditures and payments of interest and principal on our indebtedness. Our primary requirements for working capital are directly related to the level of our operations. Working capital primarily consists of accounts receivable and inventories, which fluctuate with the sales of our products. Our working capital was $268.4 as of September 30, 2005, as compared to $225.0 as of December 31, 2004. The increase in working capital from December 31, 2004 to September 30, 2005 was primarily due to an increased level of accounts receivable related to our recent revenue growth, a higher level of inventories to support expected further increases in revenues, offset somewhat by a higher level of accounts payable and accrued liabilities arising from the higher revenue volume, and the timing of interest payments. We currently have no bank borrowings outstanding and no debt principal payments due until 2008. Our Amended Bank Credit Facility, under which we have no borrowings, expires in February 2007.

    At September 30, 2005, our cash and cash equivalents were $87.3, as compared to $76.3 at December 31, 2004. The increase in cash and cash equivalents from December 31, 2004 to September 30, 2005 was primarily due to net earnings during the period, proceeds from common stock issued and by a somewhat higher level of accounts payable and accrued liabilities arising from the higher revenue volume and the timing of interest payments, offset by an increased level of accounts receivable related to our recent revenue growth and a higher level of inventories to support expected further increases in revenues.

 Cash Flows

    At September 30, 2005, our cash and bank credit available under our Amended Bank Credit Facility was $125.7 compared to $114.7 at December 31, 2004. Cash generated by operating activities was $9.5 for the nine months ended
September 30, 2005, as compared to cash used by operating activities of $0.9 in the same period in the prior year. The primary source of cash during the nine months ended September 30, 2005 was due to net earnings of $22.5, non-cash charges of $24.3 primarily related to amortization and depreciation and a higher level of accounts payable and accrued liabilities arising from the higher revenue volume and the timing of interest payments. This source of cash was offset somewhat by an increased level of accounts receivable ($35.3) related to our recent revenue growth and a higher level of inventories ($26.8) to support expected further increases in revenues.

Capital Spending

    Our capital expenditures were $10.9 and $10.7 during the nine months ended September 30, 2005 and 2004, respectively. We anticipate capital expenditures of approximately $20 - $23 for the next twelve months. We have no material commitments for capital expenditures. We have, in the past, generally funded our capital expenditures from cash from operations and funds available to us under bank credit facilities. We expect to fund future capital expenditures from cash on hand, from operations and from funds available to us under our Amended Bank Credit Facility or any future bank credit facility, although there can be no assurance that future bank credit facilities will be available. Between 1989 and 2001, we completed 24 acquisitions for an aggregate purchase price of approximately $1 billion. Following these acquisitions, we rationalized the businesses, reduced headcount by approximately 4,500 employees and eliminated 22 facilities. We have financed these acquisitions primarily through issuances of debt and equity securities, including our outstanding 8-1/2% senior notes, 8% senior subordinated notes and 8-7/8% senior subordinated notes and bank credit facilities.

Outstanding Debt and Other Financing Arrangements

    Our $50.0 bank credit facility with JPMorgan Chase Bank ("Amended Bank Credit Facility") has no maintenance financial covenants, other than maintaining an Interest Coverage Ratio (as defined) of at least 1.15:1 for the trailing 12-month period. The Amended Bank Credit Facility expires in February 2007, is collateralized by substantially all of our assets and bears interest at rates ranging from 250 to 400 basis points over the Eurodollar rate as defined in the Amended Bank Credit Facility. At September 30, 2005, indebtedness under the Amended Bank Credit Facility consisted of letters of credit aggregating approximately $11.6. The amount available under the Amended Bank Credit Facility was $38.4 as of September 30, 2005. The Amended Bank Credit Facility contains customary affirmative covenants, negative covenants and conditions of borrowings, all of which were met as of September 30, 2005.

    Long-term debt consists principally of our $175 8-1/2% senior notes, $250 8-7/8% senior subordinated notes and $250 8% senior subordinated notes. The $175 8-1/2% senior notes mature on October 1, 2010, $250 8% notes mature on March 1, 2008, and the $250 8-7/8% notes mature on May 1, 2011. The senior subordinated notes are unsecured senior subordinated obligations and are subordinated to all of our senior indebtedness. The senior notes are unsecured obligations and are senior to all of our subordinated indebtedness, but subordinate to our Amended Bank Credit Facility. Each of the $175 8-1/2% senior notes, $250 8% senior subordinated notes and $250 8-7/8% senior subordinated notes contains restrictive covenants, including limitations on future indebtedness, restricted payments, transactions with affiliates, liens, dividends, mergers and transfers of assets, all of which we met as of September 30, 2005. A breach of these covenants, or the covenants under our Amended Bank Credit Facility or any future bank credit facility, that continues beyond any grace period can constitute a default, which can limit the ability to borrow and can give rise to a right of the lenders to terminate the applicable facility and/or require immediate repayment of any outstanding debt.

Contractual Obligations

    During the nine-month period ended September 30, 2005, there were no material changes in the contractual obligations specified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

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

Off-Balance Sheet Arrangements

Lease Arrangements
------------------

    We finance our use of certain facilities and equipment under committed lease arrangements provided by various institutions. Since the terms of these arrangements meet the accounting definition of operating lease arrangements, the aggregate sum of future minimum lease payments is not reflected on our consolidated balance sheet. At September 30, 2005, future minimum lease payments under these arrangements, the majority of which related to the long-term real estate leases, was approximately $92.1.

Indemnities, Commitments and Guarantees
---------------------------------------

    During the normal course of business, we made certain indemnities, commitments and guarantees under which we may be required to make payments in relation to certain transactions. These indemnities include non-infringement of patents and intellectual property indemnities to our customers in connection with the delivery, design, manufacture and sale of our products, indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease, and indemnities to other parties to certain acquisition agreements. The duration of these indemnities, commitments and guarantees varies, and in certain cases is indefinite. We believe that substantially all of our indemnities, commitments and guarantees provide for limitations on the maximum potential future payments we could be obligated to make. However, we are unable to estimate the maximum amount of liability related to our indemnities, commitments and guarantees because such liabilities are contingent upon the occurrence of events which are not reasonably determinable. Management believes that any liability for these indemnities, commitments and guarantees would not be material to our accompanying condensed consolidated financial statements. Accordingly, no amounts have been accrued for indemnities, commitments and guarantees.

Product Warranty Costs
----------------------

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

    Historically, revenues and costs under certain long-term contracts are recognized using contract accounting under the percentage-of-completion method. The percentage-of-completion method requires the use of estimates of costs to complete long-term contracts. The estimation of these costs requires judgment on the part of management due to the duration of these contracts as well as the technical nature of the products involved. Adjustments to these estimated costs are made on a consistent basis. A provision for contract losses is recorded when such facts are determinable. Revenues recognized under contract accounting during the three and nine months ended September 30, 2005 and 2004 were not significant to our financial statements.

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

    Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a full valuation allowance ($129.3 as of December 31, 2004), due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain net operating income losses carried forward, before they expire. The valuation allowance is based on our estimates of taxable income by jurisdictions in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we revise these estimates in future periods, we may need to adjust the valuation allowance which could materially impact our financial position and results of operations.

DEPENDENCE UPON CONDITIONS IN THE AIRLINE INDUSTRY

    The September 11, 2001 terrorist attacks severely impacted conditions in the airline industry. According to industry sources, in the aftermath of the attacks most major U.S. carriers and a number of international carriers substantially reduced their flight schedules, parked or retired portions of their fleets, reduced their workforces and implemented other cost reduction initiatives. U.S. airlines further responded by decreasing domestic airfares. As a result of the decline in both traffic and airfares following the September 11, 2001 terrorist attacks, and their aftermath, as well as other factors, such as increases in fuel costs and heightened competition from low-cost carriers, the world airline industry lost a total of $35 billion in calendar years 2002 through 2004, including $5 billion in 2004. The airline industry crisis also caused 21 airlines worldwide to declare bankruptcy or cease operations in the past four years. Record fuel prices continue to negatively impact the airlines, particularly in the U.S., where there is too much airline capacity and where the airlines have very little ability to increase prices. During 2005, 4 U.S. airlines filed for bankruptcy protection. The U.S. airlines are expected to lose $9 - $10 billion in 2005.

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

    As a result of the foregoing factors, the U.S. airlines have been seeking to conserve cash in part by deferring or eliminating cabin interior refurbishment programs and deferring or canceling aircraft purchases. This, together with the reduction of new business jet production, caused a substantial contraction in our business during the period from 2001 through 2003. Although the global airline industry began to recover in late 2003 and our industry continues to improve, additional events similar to those above could delay any sustained recovery in the industry. While management has developed and implemented what it believes is an aggressive cost reduction plan to counter these difficult conditions, it cannot guarantee that the plans are adequate or will be successful.


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





                  [Remainder of page intentionally left blank]

                               BE AEROSPACE, INC.
                               ------------------

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

          From time to time, we and our foreign subsidiaries may enter into foreign currency exchange contracts to manage risk on transactions conducted in foreign currencies. At September 30, 2005, we had no outstanding forward currency exchange contracts. We did not enter into any other derivative financial instruments during the period.

       Interest rates - At September 30, 2005, we had no adjustable rate debt outstanding and fixed rate debt of $679.6. The weighted average interest rate for the fixed rate debt was approximately 8.5% at September 30, 2005. If interest rates were to increase by 10% above current rates, there would be no impact on our financial statements due to the absence of any outstanding variable rate debt. We do not engage in transactions to hedge our exposure to changes in interest rates.

          As of September 30, 2005, we maintained a portfolio of securities consisting mainly of taxable, interest-bearing deposits with maturities of less than three months. If short-term interest rates were to increase or decrease by 10%, we estimate interest income would increase or decrease by approximately $0.3.

ITEM 4.  CONTROLS AND PROCEDURES

          Disclosure Controls and Procedures

          Our principal executive officer and our principal financial officer, after evaluating, together with management, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2005, the end of the period covered by this report, have concluded that, as of such date, our disclosure controls and procedures were adequate and effective to ensure that material information relating to our company and our consolidated subsidiaries would be made known to them by others within those entities.

          Internal Control over Financial Reporting

          There were no changes in our company's internal control over financial reporting that occurred during the third quarter of 2005 that have materially affected, or are reasonably likely to materially affect, our company's internal control over financial reporting.





                  [Remainder of page intentionally left blank]

                               BE AEROSPACE, INC.
                               ------------------

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

             Exhibit 32   Section 1350 Certifications

             32.1   Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350*

             32.2   Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350*


---------------
*Filed herewith.

                               BE AEROSPACE, INC.
                               ------------------

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             BE AEROSPACE, INC.






Date:  November 7, 2005              By:    /s/ Robert J. Khoury
                                            ------------------------------------
                                            Robert J. Khoury
                                            President and
                                            Chief Executive Officer





Date:  November 7, 2005              By:    /s/ Thomas P. McCaffrey
                                            ------------------------------------
                                            Thomas P. McCaffrey
                                            Senior Vice President of
                                            Administration and
                                            Chief Financial Officer