Form 10-K
period 2005-12-31
BE AEROSPACE INC
filed 2006-03-15
CIK 861361

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [X] No [ ].

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X].

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
Yes [X] No [   ].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.
Large accelerated filer [X] Accelerated filer [ ] Non-accelerated filer [ ].

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X].

The aggregate market value of the registrant's voting stock held by non-affiliates was approximately $901.5 million on June 30, 2005 based on the closing sales price of the registrant's common stock as reported on the Nasdaq National Market as of such date, which is the last business day of the registrant's most recently completed second fiscal quarter.
The number of shares of the registrant's common stock, $.01 par value, outstanding as of March 14, 2006 was 75,623,489 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the registrant's Proxy Statement to be filed with the Commission in connection with the 2006 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

                                      INDEX

                                     PART I

ITEM 1.  Business.............................................................3

ITEM 1A. Risk Factors........................................................16

ITEM 1B. Unresolved Staff Comments...........................................21

ITEM 2.  Properties..........................................................22

ITEM 3.  Legal Proceedings...................................................23

ITEM 4.  Submission of Matters to a Vote of Security Holders.................23

                                     PART II

ITEM 5.  Market for Registrant's Common Equity, Related Stockholder
         Matters and Issuer Purchases of Equity Securities...................24

ITEM 6.  Selected Financial Data.............................................25

ITEM 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...........................................27

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk..........38

ITEM 8.  Financial Statements and Supplementary Data.........................38

ITEM 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure............................................38

ITEM 9A. Controls and Procedures.............................................38

ITEM 9B. Other Information...................................................41

                                    PART III

ITEM 10. Directors and Executive Officers of the Registrant..................41

ITEM 11. Executive Compensation..............................................45

ITEM 12. Security Ownership of Certain Beneficial Owners and
         Management and Related Stockholder Matters..........................45

ITEM 13. Certain Relationships and Related Transactions......................45

ITEM 14. Principal Accountant Fees and Services..............................45

                                     PART IV

ITEM 15. Exhibits and Financial Statement Schedules..........................46

         Index to Exhibits...................................................47
         Signatures..........................................................50
         Index to Consolidated Financial Statements and Schedule............F-1

                                     PART I

   Certain disclosures included in this Form 10-K constitute forward-looking statements that are subject to risks and uncertainties. Where possible, we have identified these statements by the use of terms such as "may," " "should," "expect," "anticipate," "believe," "estimate," "intend," and similar words, although some forward-looking statements are expressed differently. Our actual results could differ materially from those described in the forward-looking statements due to a number of risks and uncertainties. These forward-looking statements and risks and uncertainties are more fully explained under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Forward-Looking Statements" and "Item 1A - Risk Factors", respectively.

Unless otherwise indicated, the industry data contained in this Form 10-K is from the January/February 2006 issue of the Airline Monitor, the October 31, 2005 and January 31, 2006 reports of the International Air Transport Association
(IATA), the Boeing Current Market Outlook 2005, the Airbus Industries Global Market Forecast 2004-2023, JPMorgan Analyst Research Data (October 2005), The Teal Group Research Data (September 2005), the NBAA 2004 Factbook or the General Aviation Manufacturers' Association 2003 and 2004 Year-End Shipment Reports and 2005 Third Quarter Shipment Report.

ITEM 1.  BUSINESS

INTRODUCTION

                                   Our Company

General

   Based on our experience in the industry, we believe we are the world's largest manufacturer of cabin interior products for commercial aircraft and business jets and a leading aftermarket distributor of aerospace fasteners. We sell our manufactured products directly to virtually all of the world's major airlines and airframe manufacturers and a wide variety of general aviation customers. In addition, based on our experience, we believe that we have achieved leading global market positions in each of our major product categories, which include:

         o commercial aircraft seats, including an extensive line of super first class, first class, business class, tourist class and regional aircraft seats;

         o a full line of aircraft food and beverage preparation and storage equipment, including coffeemakers, water boilers, beverage containers, refrigerators, freezers, chillers and microwave, high heat convection and steam ovens;

         o both chemical and gaseous aircraft oxygen delivery systems, protective breathing equipment and lighting products;

         o business jet and general aviation interior products, including an extensive line of executive aircraft seats, direct and indirect overhead lighting systems, oxygen delivery systems, air valve systems, high-end furniture and cabinetry; and

         o a broad line of fasteners, consisting of over 140,000 Stock Keeping Units (SKUs).

   We also provide comprehensive aircraft cabin interior reconfiguration and passenger-to-freighter conversion engineering services and component kits.

   We were organized as a corporation in Delaware in 1987. We have substantially expanded the size, scope and nature of our business as a result of a number of acquisitions. Between 1989 and 2001, we completed 22 acquisitions, for an aggregate purchase price of approximately $1 billion. We believe these acquisitions enabled us to position ourselves as a preferred global supplier to our customers. In addition, we have undertaken three major facility and product line consolidation efforts, eliminating 22 facilities, since 1992. We also implemented lean manufacturing and continuous improvement programs which, together with our information technology investments, have significantly improved our productivity and allowed us to expand gross and operating margins prior to the events of September 11, 2001. We have been able to maintain these programs despite significant decreases in revenues resulting from the downturn in industry conditions following the events of September 11, 2001. Since 2001 we have not made any material acquisitions and our compound annual revenue growth rate from 2002 - 2005 of 12% has been almost entirely organic.

   Our principal executive offices and corporate headquarters are located at 1400 Corporate Center Way, Wellington, Florida 33414 and our telephone number is 561-791-5000.

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

   o Equipment to upgrade the functionality or appearance of the aircraft interior; and

   o  Replacement spare parts.

   The retrofit and refurbishment cycles for commercial aircraft cabin interior products differ by product category. Aircraft seating typically has a refurbishment cycle of one to two years and a retrofit cycle of four to eight years. Food and beverage preparation and storage equipment is periodically upgraded or repaired, and requires a continual flow of spare parts, but may be retrofitted only once or twice during the useful life of an aircraft.

   Historically, approximately 60% of our fasteners are used in the aftermarket. There is a direct relationship between demand for fastener products and fleet size, aircraft utilization and an aircraft's age. Commercial aircraft must be serviced at prescribed intervals which also drives the aftermarket demand for aerospace fasteners.

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

   We estimate that the commercial and business jet cabin interior products industry and aerospace-grade fastener distribution industry had annual sales in excess of $1.4 billion and $1.2 billion, respectively, during calendar 2005.

   Airline passenger traffic rebounded in 2004 and demonstrated strong continued growth during 2005. Global air traffic growth in 2005 increased by approximately 8% over 2004, following a 15.3% increase in 2004 over 2003. Traffic growth increased by 13.1% in the Middle East region, 8.9% in North America and 6.3% in the Asia-Pacific region. The airline industry responded to the strong year-over-year increases in passenger traffic with corresponding additions to global capacity. Global capacity increased by approximately 6% during 2005 as compared to the prior year. The Middle East region led the industry with capacity growth of 10.6%, followed by the North American region with capacity growth of 8.0%, while the Asia Pacific carriers accounted for capacity growth of 5.8%.

   The decline in air traffic following the September 11, 2001 terrorist attacks through the first half of 2003, combined with declining airfares, a weakened economy and rising fuel costs, resulted in global airline industry losses totaling $42 billion in calendar years 2001-2005, including approximately $7.4 billion in 2005. The substantial increase in fuel prices in 2005 together with lack of pricing power in the U.S. market, was the primary reason for continued industry losses in 2005. According to the International Air Transport Association (IATA), each dollar per barrel added to the average price of Brent oil over a one year period adds $1 billion to the industry's costs.

   The business jet industry also experienced a resurgence in demand beginning in 2004 following a severe downturn in 2003. Approximately 750 aircraft were delivered in 2005 (versus approximately 590 aircraft in 2004) and industry experts expect deliveries of approximately 790 aircraft in 2006, an increase of 58% over the approximately 500 aircraft delivered in 2003. In addition, industry sources estimate that approximately 7,700 business jets will be built during the 2003 through 2013 period with a value of more than $115 billion.

   Since the second half of 2003, we have experienced an increase in demand for our products from the large foreign international carriers. Our total bookings during fiscal 2005 of approximately $1.2 billion were up over 33% as compared to the prior year. Our backlog at December 31, 2005 was in excess of $1.1 billion, an increase of over 57% as compared to our December 31, 2004 backlog, despite a 15.1% year-over-year increase in revenues. Substantially all of our backlog growth during 2005 was generated by foreign carriers; and less than 10% of our backlog at December 31, 2005 was with domestic airlines. Through December 31, 2005, the domestic airlines have been conserving cash, in part by deferring cabin interior refurbishment programs and by deferring aircraft purchases. However, we feel that the U.S. carriers will have to upgrade their international fleets to compete on international routes. We believe there are substantial growth opportunities for retrofit programs, particularly for the twin-aisle aircraft that service international routes.

   Other factors expected to affect the cabin interior products industry are the following:

   Existing Installed Base. Existing installed base of products typically generates continued retrofit, refurbishment and spare parts revenue as airlines maintain their aircraft interiors. According to industry sources, the world's active commercial passenger aircraft fleet consisted of approximately 15,725 aircraft as of December 31, 2005. Additionally, based on industry sources, there are approximately 12,975 business jets currently in service. Based on such fleet numbers, we estimate that the total worldwide installed base of commercial and general aviation aircraft cabin interior products, valued at replacement prices, was approximately $15.3 billion as of December 31, 2005.

   Growth in Worldwide Fleet. The expansion of the worldwide fleet is expected to generate additional revenues from new installation programs, while the increase in the size of the installed base is expected to generate additional and continued retrofit, refurbishment and spare parts revenue. According to the Airline Monitor, worldwide air traffic is projected to grow at a compounded average rate of 4.7% per year during the 2006-2021 period, increasing annual revenue passenger miles from approximately 2.7 trillion in 2006 to approximately
5.4 trillion by 2021. Industry experts expect that the worldwide installed seat base, which we consider a good indicator for potential growth in the aircraft cabin interior products industry, will approximately double over the 15-year period ending 2021.

   New Aircraft Deliveries. The number of new aircraft delivered each year is generally regarded as cyclical in nature. According to the Airline Monitor, new deliveries of large commercial jets increased to approximately 650 in 2005 (versus approximately 600 in 2004) and the approximate amount of new deliveries are expected to increase to 840 in 2006, 920 in 2007, 985 in 2008 and 1,030 in 2009.

   Wide-Body Aircraft Deliveries. The trend toward wide-body aircraft is significant to us because wide-body aircraft require up to five to eight times the dollar value content for our products as compared to narrow-body aircraft. Deliveries of wide-body, long haul aircraft constitute an increasing share of total new aircraft deliveries and are an increasing percentage of the worldwide fleet. Wide-body aircraft represented approximately 23% of all new commercial aircraft (excluding regional jets) delivered in 2005, and are expected to increase to approximately 29% in 2009. Importantly, according to Airline Monitor, over the 2007 to 2010 time period, approximately 1,100 wide-body and super wide-body aircraft will be delivered by Boeing and Airbus. Wide-body aircraft currently carry up to three or four times the number of seats as narrow-body aircraft, and because of multiple classes of service, including luxurious super first class compartments, first class and business class configurations, our average revenue per aircraft on a wide-body aircraft is substantially higher than on a narrow-body aircraft. Aircraft cabin crews on wide-body aircraft flight today may make and serve between 300 and 900 meals and may brew and serve more than 2,000 cups of coffee and 400 glasses of wine on a single flight.

   Growth in Passenger-to-Freighter Conversion Business. Industry sources project that the size of the worldwide freighter fleet will almost double over the next twenty years, with almost 3,000 aircraft being added. Industry sources also estimate that 2,200 of these aircraft are expected to come from converting commercial passenger jets to use as freighters.

   New Product Development. The aircraft cabin interior products companies are engaged in intensive product development and marketing efforts for both new features on existing products and totally new products. These products include a broad range of amenities such as luxurious first class cabins with appointments such as lie-flat seating, mini-bars, closets, flat screen TVs and mood lighting. Other recently introduced products include electric lie-flat first and business class seats, narrow and wide-body economy class seats, convertible seats, full face crew masks, Pulse Oxygen(TM) systems, gaseous passenger oxygen systems, a full range of business and executive jet seating and LED lighting products, protective breathing equipment, oxygen generating systems, new food and beverage preparation and storage equipment, kevlar barrier nets, de-icing systems and crew rests.

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

   We estimate that the commercial and business jet cabin interior products and the aerospace-grade fastener distribution industries had combined annual sales in excess of approximately $1.4 billion and $1.2 billion, respectively, during calendar 2005. We estimate that the total worldwide installed base of commercial and general aviation aircraft cabin interior products for the principal products we manufacture was approximately $15.3 billion as of December 31, 2005.

Commercial Aircraft Industry

   The commercial airline industry saw an upturn in air travel beginning in 2003, bringing global revenue passenger miles back to 2000 levels. According to IATA, during 2005, the global airline industry expanded airline capacity by approximately 6% in response to an approximate 8% increase in global air traffic. We believe increases in passenger traffic, and associated increases in airline capacity, are initially benefiting providers of aftermarket products and services. As the new aircraft delivery cycle begins to gain momentum, increases in original equipment manufacturer production rates are also expected. According to the Airline Monitor, the approximate number of deliveries of new large commercial aircraft are expected to grow to 840 in 2006 from 650 in 2005, and then to 920 in 2007, 985 in 2008, and 1,030 in 2009. In addition, according to the Airline Monitor, approximately 1,100 twin-aisle aircraft are expected to be delivered during the 2007-2010 period, Airbus forecasts that twin-aisle aircraft seats will grow from 38% of the total fleet in 2003 to approximately 50% of the total fleet by 2023. An increase in twin-aisle aircraft is important to us as twin-aisle aircraft require up to five-to-eight times the dollar value of products of the type that we manufacture as compared to a single-aisle, or narrow-body, aircraft and generate substantially more demand for spare parts and upgrade products and services.

Business Jet Industry

   The business jet industry also experienced a severe downturn following the events of September 11, 2001, reaching a trough in 2003. However, in 2005 approximately 750 aircraft were delivered, which represented an increase of 26% over 2004, and recent industry forecasts project significant near-term growth, with total deliveries of approximately 790 aircraft in 2006, an increase of 58% over the approximately 500 aircraft delivered in 2003. Industry sources estimate that nearly 3,300 business jets will be built during the 2006 through 2010 period.

Competitive Strengths

   We believe that we have a strong competitive position attributable to a number of factors, including the following:

      Large Installed Base. We have a large installed base of commercial and general aviation cabin interior products, estimated to be approximately $5.3 billion (for our principal products, valued at replacement prices) as of December 31, 2005. Based on our experience in the industry, we believe our installed base is substantially larger than that of our competitors. We believe that our large installed base is a strategic advantage as airlines tend to purchase aftermarket products and services, including spare parts, retrofits and refurbishment programs, from the original supplier of their equipment. As a result, we expect our large installed base to generate continued aftermarket revenue as airlines continue to maintain, evolve and reconfigure their aircraft cabin interiors.

      Operating Leverage and Low Cost Producer. Our ability to leverage our manufacturing and engineering capabilities has allowed us to expand gross and operating margins. As a result of our cost savings programs implemented following the downturn in the airline industry in 2001, and through our ongoing continuous improvement and lean manufacturing programs, our overall gross margins have increased substantially. For example, our gross margin for the fiscal year ended December 31, 2005 of 35.0% improved by 250 basis points over the fiscal year ended 2004, reflecting ongoing manufacturing efficiencies and operating leverage at the higher volume of sales. In addition, our operating earnings have been increasing at a faster rate than our net sales. For example, for the year ended December 31, 2005, operating earnings grew 45% over operating earnings for the year ended December 31, 2004, as compared to net sales growth of 15.1% during 2005.

      Focus on Innovation and New Product Development. We believe, based on our experience in the industry, that we are a technological leader, with the largest research and development organization in the cabin interior products industry. As of December 31, 2005, we had 628 employees in engineering, research, development and program management. We believe our engineering, research and development effort and our on-site technicians at both the airlines and airframe manufacturers enable us to play a leading role in developing and introducing innovative products to meet emerging industry trends and thereby gain early entrant advantages. Our strong focus and continued investment in research and development, even during the 2001-2003 industry downturn, allows us to compete favorably in winning new business awards. For example, we believe our technological leadership and new product development capabilities were a key factor in our ability to grow our backlog to over $1.1 billion at December 31, 2005, a 57% increase as compared to December 31, 2004. Backlog growth has been driven primarily by international aftermarket demand for retrofit of existing aircraft, including program awards in the emerging international super first class cabin interiors market. We believe these and other program awards, coupled with expected follow-on awards for other fleets of existing aircraft for product commonality and competitive purposes, should continue to drive sales growth and market share gains over the 2006-2010 period. Introduction of new products has also led to improvements in the product mix of our current backlog, which, along with our continued focus on lean manufacturing processes and additional operating leverage, is expected to result in continued margin expansion.

      Exposure to International Markets. Our overall net sales are diversified across multiple geographic regions. For 2005, 53% of our net sales were to customers located outside the United States, with approximately 23% of our net sales coming from customers in the Asia, Pacific Rim and Middle East regions. International sales as a percentage of total sales is expected to increase significantly since the Asia, Pacific Rim and Middle East regions account for approximately 31%, and 16%, respectively, of our current backlog (of which we estimate approximately 47% is deliverable over the next twelve months) and the domestic airlines account for less than 10% of our total backlog at December 31, 2005. We believe this geographic diversification makes us less susceptible to a downturn in a specific geographic region and allows us to take advantage of regional growth trends. For example, year over year air traffic growth rate in the Middle East region of 13.1% during the fiscal year ended December 31, 2005 was substantially greater than the 8.9% air traffic growth rate in North America.

      Diverse Product Offering and Broad Customer Base. In addition to serving diverse geographic regions, we also provide a comprehensive line of products and services to a broad customer base. For the fiscal year ended December 31, 2005, no customer accounted for more than 10% of our net sales and our top 10 customers only accounted for approximately 31% of net sales. We have a broad range of over 200 principal customers, including essentially all of the world's major airlines. During the fiscal year ended December 31, 2005, approximately 5% of sales were to Boeing and Airbus and approximately 10% were to business jet manufacturers for use in new business jets. Our broad product offering and customer base make us less susceptible to the loss of any one customer or program. We have continued to expand our available products and services based on our belief that the airline industry increasingly will seek an integrated approach to the design, development, integration, installation, testing and sourcing of aircraft cabin interiors. Based on our reputation for quality, service and product innovation, we believe that we are well positioned to serve the world's airlines and aircraft manufacturers and owners and operators of business jets.

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

Growth Opportunities

   We believe that we will benefit from the following industry trends:

      Improving Airline Industry Conditions. Improving worldwide industry conditions are resulting in increased demand for our products and services, as demonstrated by the 33% increase in our bookings during fiscal 2005 as compared to fiscal 2004. At December 31, 2005, our backlog was over $1.1 billion, an increase of approximately 57% over our December 31, 2004 backlog. A majority of the backlog growth over the fiscal year ended December 31, 2005 was the result of international aftermarket demand for the retrofit of existing aircraft. We expect demand to further increase as industry conditions continue to improve over the course of the next several years.

      Worldwide Air Traffic Growth and Airline Capacity Additions Drive Resurgence in Aftermarket Activities. Our substantial installed base provides significant ongoing revenues from replacements, upgrades, repairs and the sale of spare parts. For the fiscal year ended December 31, 2005 and the fiscal year ended December 31, 2004, approximately 63% and 60% of our revenues, respectively, were derived from aftermarket activities. In addition, aftermarket revenues are generally driven by aircraft usage, and as such, they have historically tended to recover more quickly than revenues from original equipment manufactures. As worldwide air traffic grows and airlines add capacity, initially by bringing grounded aircraft back into service and by upgrading and repairing the cabin interiors of existing active aircraft, we expect our aftermarket business to continue to grow. According to IATA, during the fiscal year ended December 31, 2005, the global airline industry expanded airline capacity by 6% in response to an 8% increase in global air traffic. During this same period, we experienced a 20% increase in aftermarket revenues. In addition, as a result of the severity of the economic downturn in the airline industry following the terrorist attacks of September 11, 2001, many carriers, particularly in the United States, deferred interior maintenance for a number of years. We believe there are substantial growth opportunities for retrofit programs for the twin-aisle aircraft that service international routes and that the major U.S. airlines will need to invest in cabin interiors for their international fleets or face the prospect of losing market share on their international routes. Based on industry analysts' expectations for airline traffic and our understanding of our customers' cabin interior products requirements, we believe that global aftermarket demand for commercial aircraft cabin interior products of the type that we manufacture should grow at a compounded annual growth rate of approximately 21% over the 2005-2008 period and that total global demand (from both aftermarket and new aircraft) for commercial aircraft cabin interior products of the type that we manufacture should grow at a compounded annual growth rate of approximately 18.5% over this same four-year period.

      Record Backlog Driven by Aftermarket Demand from International Airlines Retrofitting Existing Fleets. We believe that substantially all of the major international airlines are in the process of upgrading their existing fleets of twin-aisle aircraft. This activity is being driven by both the age of the existing cabin interiors as well as the desire by many of the leading international carriers to achieve a competitive advantage by investing in cabin interior products that incorporate leading comfort amenities and place a strong emphasis on pleasing aesthetics, quality and finish in order to enhance their international passengers' flight experience. As a result, we believe that the life-cycle of premium products, such as our super first class suite of products, premium class seating and mood lighting, will continue to compress as airlines make investments in cabin interior products on a more frequent basis. For example, during 2005 British Airways selected us to outfit their wide-body fleet with our next generation horizontal lie-flat seats. In 2000, British Airways revolutionized the airline industry by introducing the first horizontal business class lie-flat seats (which were subsequently installed on their wide-body fleet during 2001-2002). We believe British Airways' decision to select our next generation horizontal lie-flat seats may accelerate the retrofit cycle for premium class seating products for other airlines operating wide-body aircraft serving international routes. Through December 31, 2005 retrofit activity for the international airlines with twin aisle aircraft has consisted of upgrading the premium class seating, mood lighting and food and beverage preparation equipment for the first and business class sections of their international fleets. These international airlines are now beginning to address their coach class retrofit requirements, which bodes well for future bookings and revenue growth.

      Growth of Wide-Body Aircraft Fleet. According to the Airline Monitor, new deliveries of wide-body aircraft totaled 143 in 2005 and are expected to total approximately 1,100 aircraft over the 2007-2010 period. Airbus estimates that passenger seating on wide-body and super wide-body aircraft will grow from 38% of seat placements currently, to 50% of seat placements by 2023. We expect to benefit from this trend as wide-body aircraft generally carry more than five-to-eight times the dollar value of products of the type that we manufacture as compared to single-aisle, or narrow-body, aircraft.

      Growth of Worldwide Airline Fleet. As a result of the current and projected growth in worldwide air traffic, deliveries of new aircraft are expected to grow. According to the Airline Monitor, new deliveries of large commercial aircraft grew to 650 aircraft in 2005 from 600 in 2004 the approximate amount of new deliveries and are expected to increase to 840 in 2006, 920 in 2007, 985 in 2008 and 1030 in 2009. The worldwide fleet of passenger and cargo aircraft was approximately 17,425 as of December 31, 2005 and, according to the Airline Monitor, is expected to increase to 40,100 by December 31, 2025. As the size of the fleet expands, demand should also grow for upgrade and refurbishment programs, for cabin interior products and for maintenance products, including spares and fasteners.

      Growth in New Aircraft Introductions Lead to New Cabin Interior Product Introductions and Major Retrofit Opportunities. Over the past two years, 16 customers have placed orders for 159 of the new Airbus A380 super wide-body aircraft and 23 airlines have placed orders for 291 the new Boeing 787 wide-body aircraft. Emirates Airline and Qantas Airways, which together account for 40% of all A380 passenger aircraft orders to date, have selected us to outfit their A380 aircraft with luxurious super first class cabin interiors, including individual passenger compartments, electrically controlled lie flat seating, luxurious cabinetry, and various state of the art lighting products. Additionally, Qantas Airways and Air France have selected us to outfit their A380 Aircraft with next generation lie-flat business class seats, and Singapore Airlines and several other A380 customers have selected us to supply them with our newly-designed oven, refrigeration and beverage maker products. We believe that a number of airlines, including those that have already placed orders to date for next generation wide-body aircraft, are also evaluating their existing wide-body fleets to ensure that they can maintain fleet-wide commonality of cabin interiors as they begin to take delivery of the new aircraft. For example, Emirates Airline has now also selected us to outfit a number of its Boeing 777 wide-body aircraft with our super first class cabin interiors and new horizontal lie-flat business class seats, and Air France has selected us to supply our new A380 business class seats on its Boeing 777 fleet. Although none of the airlines that placed orders for the new Boeing 787 wide-body aircraft have begun to place orders for these cabin interiors, we expect to be selected to outfit a significant portion of these aircraft.

      Growth in Business Jet and VIP Aircraft Markets. Business jet deliveries increased by 26% in 2005 from deliveries in 2004 We expect several larger business jet types, including the Boeing Business Jet, the Bombardier Challenger, the Global Express and the Global 5000, the Gulfstream 450 and 550, the Falcon 900 and the Falcon 7x, the Airbus Corporate Jet, the Cessna Citation X and the Cessna Citation XLS, to be significant contributors to growth in new general aviation aircraft deliveries in the future. Industry sources estimate that approximately 3,300 business jets will be built during the 2006 through 2010 period, with over 38% projected to be larger business jets. This is important to us because the typical cost of cabin interior products manufactured for a small business jet is approximately $160,000, whereas the interior furnishings for a larger business jet, such as the Boeing Business Jet, could range up to approximately $1.4 million. Advances in engine technology and avionics and the continued development of fractional ownership of executive aircraft are also important growth factors for the business jet market. In addition, because the average age of the more than 13,000 general aviation and VIP aircraft existing today is approximately 16 years, we believe significant cabin interior retrofit and upgrade opportunities exist.

      Opportunity to Substantially Expand Our Addressable Markets through our Fastener Distribution Business. Our fastener distribution business leverages our key strengths, including marketing and service relationships with most of the world's airlines and airframe manufacturers. Because nearly 60% of fastener demand is generated by the existing worldwide fleet, demand for fasteners should increase over time as the fleet expands, similar to the market for cabin interior products.

Business Strategy

   Our business strategy is to maintain a leadership position and to best serve our customers by:

      o Offering broad and innovative products and services in the industry;

      o Offering a broad range of engineering services, including design, integration, installation and certification services, and aircraft reconfiguration along with passenger to freighter conversion services;

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

   The following is a summary of net sales for each of our segments:


                                                         Fiscal Year Ended December 31,
                                     --------------------------------------------------------------------------
                                             2005                     2004                      2003
                                     ---------------------    ---------------------    ------------------------
                                       Net       % of           Net       % of           Net         % of
                                      Sales    Net Sales       Sales    Net Sales       Sales      Net Sales
                                     -------- ------------    -------- ------------    --------- --------------
    Commercial Aircraft
      Seating                         $281.8       33.4%       $251.4       34.3%        $217.9       34.9%
      Interior systems                 164.9       19.5%        149.0       20.3%         137.5       22.0%
      Engineering services,
      structures and
      components                       103.3       12.3%        113.7       15.5%          99.9       16.0%
                                     -------- ------------    -------- ------------    --------- --------------
    Total Commercial Aircraft          550.0       65.2%        514.1       70.1%         455.3       72.9%
    Distribution segment               173.9       20.6%        144.2       19.7%         103.7       16.6%
    Business jet segment               120.2       14.2%         75.2       10.2%          65.4       10.5%
                                     -------- ------------    -------- ------------    --------- --------------
       Net sales                      $844.1      100.0%       $733.5      100.0%        $624.4      100.0%
                                     =====================    =====================    ========================



   Commercial Aircraft Segment

   Seating
   -------

   We believe, based on our experience in the industry, that we are the world's leading manufacturer of aircraft seats, offering a wide selection of first class, business class, tourist class and regional seats. A typical seat manufactured and sold by us includes the seat frame, cushions, armrests, tray table and a variety of optional features such as adjustable lumbar supports, footrests, reading lights, head/neck supports, oxygen masks and telephones. We estimate that as of December 31, 2005 we had an aggregate installed base of approximately 1.0 million aircraft seats valued at replacement prices of approximately $2.7 billion.

   First and Business Classes. Based upon major airlines' program selection and our backlog, we believe we are the leading worldwide manufacturer of premium class seats. Our line of first class sleeper seats incorporates full electric actuation, an electric ottoman, privacy panels and sidewall-mounted tables. Our business class seats incorporate features from over 25 years of seating design. The business class seats include electrical or mechanical actuation, PC power ports, telephones, leg rests, adjustable lumbar cushions, four-way adjustable headrests and fiberoptic reading lights. The first and business class products are substantially more expensive than tourist class seats due to these luxury appointments.

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

   Spares. Aircraft seats require regularly scheduled maintenance in the course of normal passenger use. Airlines depend on seat manufacturers and secondary suppliers to provide spare parts and kit upgrade programs. As a result, a significant market exists for spare parts and kit upgrades.

   Interior Systems
   ----------------

   We believe, based on our experience in the industry, that we are the leading manufacturer of interior systems for both narrow and wide-body aircraft, offering a broad selection of coffee and beverage makers, water boilers, ovens, liquid containers, refrigeration equipment, oxygen delivery systems and a variety of other interior components. We estimate that as of December 31, 2005 we had an aggregate installed base of such equipment, valued at replacement prices, of approximately $1.6 billion.

   Coffee Makers. We believe, based on our experience in the industry, that we are the leading manufacturer of aircraft coffee makers. We manufacture a broad line of coffee makers, including the Endura(R) beverage maker, coffee warmers and water boilers, and a Combi Unit(R) which will both brew coffee and boil water for tea while utilizing 25% less electrical power than traditional 5,000-watt water boilers. We also manufacture a cappuccino/espresso maker.

   Ovens. We believe, based on our experience in the industry, that we are the leading manufacturer of a broad line of specialized ovens, including high-heat efficiency ovens, high-heat convection and steam ovens and warming ovens. Our "DS Steam Oven" uses a method of preparing in-flight food by maintaining constant temperature and moisture in the food. It addresses the airlines' need to provide a wider range of food offerings than can be prepared by convection ovens.

   Refrigeration Equipment. We believe, based on our experience in the industry, that we are the worldwide industry leader in the design, manufacture and supply of commercial aircraft refrigeration equipment. We manufacture a self-contained wine and beverage chiller, refrigerators/freezers and air chilling systems.

   Oxygen Delivery Systems. We believe, based on our experience in the industry, that we are a leading manufacturer of oxygen delivery systems for both commercial and business jet aircraft. We are the only manufacturer with the capability to fully integrate overhead passenger service units with either chemical or gaseous oxygen equipment. Our oxygen equipment has been approved for use on all Boeing and Airbus aircraft and is also found on essentially all general aviation and VIP aircraft. The Boeing 787 will be the first aircraft equipped with a passenger oxygen system using our advanced "Pulse Oxygen" technology. The Pulse Oxygen system delivers oxygen more efficiently than traditional passenger systems and reduces overall system weight and fuel burn and facilitates lower maintenance and cabin reconfiguration costs, when compared to traditional oxygen systems.

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

   Crew Rest Compartments. We believe, based on our experience in the industry, that we are a leader in the design, certification and manufacture of crew rest compartments. Long-haul international flights can carry two flight crews and the off-duty flight crew often utilize crew rest compartments to sleep during the flight. A crew rest compartment is constructed utilizing lightweight cabin interior materials and incorporates seating, electrical, heating, ventilation and air conditioning and lavatory systems.

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

   Passenger-to-Freighter Conversions. We believe, based on our experience in the industry, that we are a leading supplier of structural design and integration services, including airframe modifications for passenger-to-freighter conversions. In addition, we believe we are the leading provider of Boeing 767 passenger-to-freighter conversions and have performed conversions for Boeing 747-200 Combi Unit(R), Boeing 747-200 (door only) and Airbus A300 B4 aircraft. In addition, China Southern recently selected us to convert six of their A300-600 wide-body passenger aircraft to freighter aircraft. Freighter conversions require sophisticated engineering capabilities and very large and complex proprietary parts kits.

   Distribution Segment

   Through our M & M subsidiary, we believe we offer one of the broadest lines of fasteners and inventory management services worldwide. Nearly 60% of our fastener sales are to the aftermarket, and over 60% of our orders are shipped within 24 hours of receipt. With over 140,000 SKUs and next-day service, we serve as a distributor for essentially every major aerospace fastener manufacturer. Our service offerings include inventory management and replenishment, electronic data interchange, special packaging and bar-coding, quality assurance testing and purchasing assistance. Our seasoned purchasing and sales team, coupled with state-of-the-art information technology and automated retrieval systems, provide the basis for our reputation for high quality and overnight delivery.

   Business Jet Segment

   We believe, based on our experience in the industry, that we are the leading manufacturer of a broad product line of furnishings for business jets. Our products include a complete line of business jet seating and sofa products, direct and indirect lighting, air valves and oxygen delivery systems as well as sidewalls, bulkheads, credenzas, closets, galley structures, lavatories and tables. We have the capability to provide complete interior packages, including all design services, all interior components and program management services for executive aircraft interiors. We believe we are the preferred supplier of seating products and direct and indirect lighting systems for essentially every general aviation airframe manufacturer. We estimate that as of December 31, 2005 we had an aggregate installed base of business jet equipment, valued at replacement prices, of approximately $1.1 billion. In addition, we believe, based on our experience in the industry, we are the leading manufacturer of super first class cabin interior products for commercial wide-body aircraft. Super first class products incorporate a broad range of amenities such as luxurious first class cabins with appointments such as lie-flat seating, mini-bars, closets, flat screen televisions and mood lighting.

   Research, Development and Engineering

   We work closely with commercial airlines to improve existing products and identify customers' emerging needs. Our expenditures in research, development and engineering totaled $65.6 million $55.1 million and $44.7 million each of the three years in the period ended December 31, 2005. We employed 628 professionals in engineering, research and development and program management as of December 31, 2005. We believe, based on our experience in the industry, that we have the largest engineering organization in the cabin interior products industry, with mechanical, electrical, electronic and software design skills, as well as substantial expertise in materials composition and custom cabin interior layout design and certification.

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

   We believe that airlines prefer our integrated worldwide marketing approach, which is focused by airline and encompasses our entire product line. Led by a senior executive, teams representing each product line serve designated airlines that together accounted for 82% of the purchases of products manufactured by our Commercial Aircraft Segment (CAS) during the fiscal year ended December 31, 2005. Our teams have developed customer-specific strategies to meet each airline's product and service needs. We also staff "on-site" customer engineers at major airlines and airframe manufacturers to represent our entire product line and work closely with the customers to develop specifications for each successive generation of products required by the airlines. These engineers help customers integrate our wide range of cabin interior products and assist in obtaining the applicable regulatory certification for each particular product or cabin configuration. Through our on-site customer engineers, we expect to be able to more efficiently design and integrate products that address the requirements of our customers. We provide program management services, integrating all on-board cabin interior equipment and systems, including installation and Federal Aviation Administration certification, allowing airlines to substantially reduce costs. We believe that we are one of the only suppliers in the commercial aircraft cabin interior products industry with the size, resources, breadth of product line and global product support capability to operate in this manner.

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

   As of December 31, 2005, our direct sales and marketing organization and product support consisted of 310 persons. In addition, we currently retain 49 independent sales representatives. Our sales to non-U.S. customers were approximately $445 million for the fiscal year ended December 31, 2005 and $357 million for the fiscal year ended December 31, 2004 or approximately 53% and 49%, respectively, of net sales during such periods. Approximately 84% and 83% of our total revenues were derived from airlines and other commercial aircraft operators during the fiscal year ended December 31, 2005 and the fiscal year ended December 31, 2004, respectively. Approximately 63% of our revenues during the fiscal year ended December 31, 2005 and 60% of our revenues for the fiscal year ended December 31, 2004 were from refurbishment, spares and upgrade programs. During the fiscal years ended December 31, 2005 and December 31, 2004, no single customer accounted for more than 10% of our consolidated sales. The portion of our revenues attributable to particular customers varies from year to year with the airlines' scheduled purchases of new aircraft and for retrofit and refurbishment programs for their existing aircraft.

   Backlog

   We estimate that our backlog at December 31, 2005 was in excess of $1.1 billion as compared to approximately $700 million at December 31, 2004 and $500 million at December 31, 2003. Of our backlog at December 31, 2005, approximately 47% is scheduled to be deliverable within the next twelve months. While 18% of our total backlog is with North American customers, less than 10% of our total backlog is with North American airlines. Approximately 30% is with European customers and approximately 31% is with Pacific-Rim customers and approximately 16% is with Middle East customers. Our backlog includes backlog from all of our businesses. Orders during the fiscal year ended December 31, 2005 of approximately $1.2 billion increased by over 33% above the order level during 2004, and our backlog at December 31, 2005 increased by over 57% compared to the backlog at December 31, 2004 despite a 15.1% year over year increase in revenues.

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

   Our principal competitors for seating products are Group Zodiac S.A. and Keiper Recaro GmbH. Our primary competitors for interior systems products are Britax PLC, JAMCO and Groupe Zodiac S.A. Our principal competitors in the passenger-to-freighter conversion business include Boeing Airplane Services, Elbe Flugzeugwerk GmbH, a division of EADS, Israel Aircraft Industries, Pemco World Air Services and Aeronavili. Our principal competitors for other product and service offerings in our engineered interior structures, components and assemblies include TIMCO, JAMCO, Britax PLC and Driessen Aircraft Interior Systems. The market for business jet products is highly fragmented, consisting of numerous competitors, the largest of which is Decrane Aircraft Holdings. Our primary competitors in the fastener distribution market are Honeywell Hardware Products Group, Wesco Aircraft Hardware, C.J. Fox and Anixeter Pentacon.

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

   Environmental Matters

   Our operations are subject to extensive and changing federal, state and foreign laws and regulations establishing health and environmental quality standards, including those governing discharges of pollutants into the air and water and the management and disposal of hazardous substances and wastes. We may be subject to liability or penalties for violations of those standards. We are also subject to laws and regulations, such as the Federal Superfund law and similar state statutes, governing remediation of contamination at facilities that we currently or formerly owned or operated or to which we send hazardous substances or wastes for treatment, recycling or disposal. We believe that we are currently in compliance, in all material respects, with applicable environmental laws and regulations. However, we could become subject to future liabilities or obligations as a result of new or more stringent interpretations of existing laws and regulations. In addition, we may have liabilities or obligations in the future if we discover any environmental contamination or liability relating to our facilities or operations.

   Patents

   We currently hold 166 U. S. patents and 123 international patents, as well as 66 U.S. patent applications and 80 foreign patent applications covering a variety of products. We believe that the termination, expiration or infringement of one or more of such patents would not have a material adverse effect on us.

   Employees

   As of December 31, 2005, we had approximately 3,980 employees. Approximately 68% of our employees are engaged in manufacturing/distribution operations, 16% in engineering, research and development and program management 8% in sales, marketing, and product support and 8% in finance, information technology, legal and general administration. Unions represent approximately 16% of our worldwide employees. One domestic labor contract representing approximately 6% of our employees expires on April 30, 2006. The other labor contract with the only other domestic union, which represents approximately 2% of our employees, runs through May 2007. We consider our employee relations to be good.

   Financial Information About Segments and Foreign and Domestic Operations

   Financial and other information by segment and relating to foreign and domestic operations for the fiscal year ended December 31, 2005, December 31, 2004 and December 31, 2003, is set forth in note 12 to our consolidated financial statements.

   Available Information

   Our filings with the Securities and Exchange Commission (the SEC), including our annual reports on Form 10-K, quarterly reports on Form 10-Q, our Proxy Statement, current reports on Form 8-K and amendments to those reports, are available free of charge on our website as soon as reasonably practicable after they are filed with, or furnished to, the SEC. Our Internet website is located at http://www.beaerospace.com. Information included in or connected to our website is not incorporated by reference in this annual report.

ITEM 1A.  RISK FACTORS

Risks Relating to Our Business

We are directly dependent upon the conditions in the airline and business jet industries and a severe and prolonged downturn could negatively impact our results of operations

   The September 11, 2001 terrorist attacks, SARS and the onset of the Iraq war severely impacted conditions in the airline industry. According to industry sources, in the aftermath of the attacks most major U.S. and a number of international carriers substantially reduced their flight schedules, parked or retired portions of their fleets, reduced their workforces and implemented other cost reduction initiatives. U.S. airlines further responded by decreasing domestic airfares. As a result of the decline in both traffic and airfares following the September 11, 2001 terrorist attacks, and their aftermath, as well as other factors, such as increases in fuel costs and heightened competition from low-cost carriers, the world airline industry lost a total of approximately $42 billion in calendar years 2001-2005, including approximately $7.4 billion in 2005. The airline industry crisis also caused 22 airlines worldwide to declare bankruptcy or cease operations in the last four years.

   As a result of the foregoing, the domestic U.S. airlines have been seeking to conserve cash in part by deferring or eliminating cabin interior refurbishment programs and deferring or canceling aircraft purchases. This, together with the reduction of new business jet production, caused a substantial contraction in our business during the 2001 through 2003 period. Although the global airline industry began to recover in late 2003 and conditions continue to improve, and the business jet industry is improving as well, additional events similar to those described above or other events could cause a deterioration of conditions in our industry or end the current business cycle. The rate at which the business jet industry recovers is dependent on corporate profits, the number of used jets on the market and other factors, which could slow the rate of recovery.

The airline industry is heavily regulated and failure to comply with applicable laws could reduce our sales, or require us to incur additional costs to achieve compliance, which could reduce our results of operations

   The Federal Aviation Administration (FAA) prescribes standards and licensing requirements for aircraft components, including virtually all commercial airline and general aviation cabin interior products, and licenses component repair stations within the United States. Comparable agencies, such as the U.K. Civil Aviation Authority and the Japanese Civil Aviation Board, regulate these matters in other countries. If we fail to obtain a required license for one of our products or services or lose a license previously granted, the sale of the subject product or service would be prohibited by law until such license is obtained or renewed. In addition, designing new products to meet existing regulatory requirements and retrofitting installed products to comply with new regulatory requirements can be both expensive and time consuming.

   From time to time these regulatory agencies propose new regulations. These new regulations generally cause an increase in costs to comply with these regulations. For example, when the FAA first enacted Technical Standard Order C127 in March 1992, requiring that all seats on certain new generation commercial aircraft installed after such date be certified to meet a number of safety requirements, including the ability to withstand a 16 G Force, all seating companies were required to meet these new rules. Compliance with this rule required industry participants to spend millions of dollars on engineering, plant and equipment to comply with the regulation. A number of smaller seating companies decided that they did not have the resources, financial or otherwise, to comply with these rules and they either sold their businesses or ceased operations. To the extent the FAA implements rule changes in the future, we may incur additional costs to achieve compliance.

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

There are risks inherent in international operations that could have a material adverse effect on our business operations

   While the majority of our operations are based domestically, we have significant manufacturing operations based internationally with facilities in the United Kingdom and the Netherlands, and each of our facilities sells to airlines all over the world. Our customers are located primarily in North America, Europe and the Asia/Pacific Rim region, including Australia, China and New Zealand, and we also have customers in most other geographic regions, including South America and the Middle East. As a result, 40% or more of our net sales for the past three fiscal years were to customers located outside the United States and we expect this percentage to increase in the future.

   In addition, we have a number of subsidiaries in foreign countries (primarily in Europe), which have sales outside the United States. Approximately 30% and 32%, respectively, of our sales during the fiscal year ends December 31, 2005, and 2004 came from our foreign operations. Fluctuations in the value of foreign currencies affect the dollar value of our net investment in foreign subsidiaries, with these fluctuations being included in a separate component of stockholders' equity. At December 31, 2005, we reported a cumulative foreign currency translation loss of approximately $4.7 million in stockholders' equity as a result of foreign currency adjustments, and we may incur additional adjustments in future periods. In addition, operating results of foreign subsidiaries are translated into U.S. dollars for purposes of our statement of operations at average monthly exchange rates. Moreover, to the extent that our revenues are not denominated in the same currency as our expenses, our net earnings could be materially adversely affected. For example, a portion of labor, material and overhead costs for goods produced in our production facilities in the United Kingdom and the Netherlands are incurred in British pounds or euros, respectively, but the related sales revenues are generally denominated in U.S. dollars. Changes in the value of the U.S. dollar or other currencies could result in fluctuations in foreign currency translation amounts or the U.S. dollar value of transactions and, as a result, our net earnings could be materially adversely affected.

   Historically we have not engaged in hedging transactions. However, we may engage in hedging transactions in the future to manage or reduce our foreign exchange risk. Our attempts to manage our foreign currency exchange risk may not be successful and, as a result, our results of operations and financial condition could be materially adversely affected.

   Our foreign operations could also be subject to unexpected changes in regulatory requirements, tariffs and other market barriers and political, economic and social instability in the countries where we operate or sell our products and offer our services. The impact of any such events that may occur in the future could subject us to additional costs or loss of sales, which could materially adversely affect our operating results.

Our total assets include substantial intangible assets. The write-off of a significant portion of unamortized intangible assets would negatively affect our results of operations

   Our total assets reflect substantial intangible assets. At December 31, 2005, goodwill and identified intangibles, net, represented approximately 35% of total assets. Intangible assets consist principally of goodwill and other identified intangible assets associated with our acquisitions. On at least an annual basis, we assess whether there has been an impairment in the value of goodwill and other intangible assets with indefinite lives. If the carrying value of the asset exceeds the estimated fair value of the related business, an impairment is deemed to have occurred. In this event, the amount is written down accordingly. Under current accounting rules, this would result in a charge to operating earnings. Any determination requiring the write-off of a significant portion of unamortized goodwill and identified intangible assets would negatively affect our results of operations and total capitalization, which could be material.

If we make acquisitions, they may be less successful than we expect, which could have a material adverse effect on our financial condition

   We may consider future acquisitions, some of which could be material to us. We explore and conduct discussions with many third parties regarding possible acquisitions. Our ability to continue to achieve our goals may depend upon our ability to effectively acquire and integrate such companies, to achieve cost efficiencies and to manage these businesses as part of our company. We may not be successful in implementing appropriate operational, financial and management systems and controls to achieve the benefits expected to result from these acquisitions. Our efforts to integrate these businesses could be materially adversely affected by a number of factors beyond our control, such as regulatory developments, general economic conditions, increased competition and the loss of certain customers resulting from the acquisitions. In addition, the process of integrating these businesses could cause difficulties for us, including an interruption of, or loss of momentum in, the activities of our existing business and the loss of key personnel and customers. Further, the benefits that we anticipate from these acquisitions may not develop. Depending upon the acquisition opportunities available, we also may need to raise additional funds through the capital markets or arrange for additional bank financing in order to consummate such acquisitions.

Our substantial indebtedness will require that a significant portion of our cash flow be used for debt service, which will limit our ability to use our cash flow for other areas of our business and could adversely affect the holders of our securities

   As of December 31, 2005, we had approximately $678.9 million of total indebtedness outstanding, representing approximately 54% of total capitalization, and $322.9 million of net indebtedness outstanding (total indebtedness less cash and cash equivalents), representing approximately 36% of net capitalization. Subject to the limits contained in our existing bank credit facility and the indentures governing our outstanding senior and senior subordinated notes, we could also incur substantial additional indebtedness in the future.

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

   Our ability to satisfy our debt service obligations will depend upon, among other things, our future operating performance and our ability to refinance indebtedness when necessary. Each of these factors is to a large extent dependent on economic, financial, competitive, and other factors beyond our control. If, in the future, we cannot generate sufficient cash from operations to meet our debt service obligations, we will need to refinance, obtain additional financing or sell assets. In the future, our business may not generate sufficient cash flow, or we may not be able to obtain funding, to satisfy our debt service requirements. We had net losses for the fiscal years ended December 31, 2004 and 2003, and our earnings were inadequate to cover fixed charges at the end of each of these periods, and for the years ended December 31, 2005, and 2004 our cash flows provided by operations were only $12.6 million and $0.3 million. In addition to the debt service requirements of our outstanding indebtedness, we have other demands on our cash resources, including, among others, capital expenditures and operating expenses.

We have significant financial and operating restrictions in our debt instruments that may have an adverse effect on our operations

   The indentures governing our outstanding senior and senior subordinated notes contain numerous financial and operating covenants that limit our ability to incur additional or repay existing indebtedness, to create liens or other encumbrances, to make certain payments and investments, including dividend payments, to engage in transactions with affiliates, to engage in sale/leaseback transactions, to guarantee indebtedness and to sell or otherwise dispose of assets and merge or consolidate with other entities. Agreements governing future indebtedness could also contain significant financial and operating restrictions. Our current bank credit facility contains customary affirmative and negative covenants. A failure to comply with the obligations contained in any current or future agreement governing our indebtedness, including our indentures, could result in an event of default under our current or any future bank credit facility, or such indentures, which could permit acceleration of the related debt and acceleration of debt under other instruments that may contain cross-acceleration or cross-default provisions. We may not have, or may not be able to obtain, sufficient funds to make any required accelerated payments.

We compete with a number of established companies, some of which have significantly greater financial, technological and marketing resources than we do, and we may not be able to compete effectively with these companies

   We compete with numerous established companies. Some of these companies, particularly in the passenger-to-freighter conversion business, have significantly greater financial, technological and marketing resources than we do. Our ability to be an effective competitor will depend on our ability to remain the supplier of retrofit and refurbishment products and spare parts on the commercial fleets on which our products are currently in service. It will also depend on our success in causing our products and the new products we may develop to be selected for installation in new aircraft, including next-generation aircraft, and in avoiding product obsolescence. Our ability to maintain or expand our market position in the passenger-to-freighter conversion business will depend on our success in being selected to convert specific aircraft, our ability to maintain and enhance our engineering design, our certification and program management capabilities and our ability to manufacture a broader range of structural components, connectors and other products used in this business.

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

Our rights plan and the ability of our board of directors to issue preferred stock may have the effect of discouraging a takeover attempt not previously approved by the board of directors

   Our board of directors has declared a dividend of one preferred share purchase right for each share of common stock outstanding. A right will also be attached to each share of common stock subsequently issued. The rights will have certain anti-takeover effects. If triggered, the rights would cause substantial dilution to a person or group of persons that acquires more than 15.0% of our common stock on terms not approved by our board of directors. The rights could discourage or make more difficult a merger, tender offer or other similar transaction.

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

If the price of our common stock continues to fluctuate significantly, you could lose all or part of any investment in our common stock

   The price of our common stock is subject to sudden and material increases and decreases, and decreases could adversely affect investments in our common stock. For example, since the beginning of 2003, the closing sale price of our common stock has ranged from a low of $1.25 to a high of $ 24.99. The price of our common stock could fluctuate widely in response to:

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

   None.

ITEM 2.  PROPERTIES

   As of December 31, 2005, we had 12 principal operating facilities and one administrative facility, which comprised an aggregate of approximately 1.4 million square feet of space. The following table describes the principal facilities and indicates the location, function, approximate size and ownership status of each location.


                                                                                    Facility
                                                                                      Size
          Segment                          Location                  Purpose       (Sq. Feet)       Ownership
          -------                          --------                  -------       ----------       ---------
Commercial Aircraft            Winston-Salem, North Carolina....  Manufacturing       264,800         Leased
                               Leighton Buzzard, England........  Manufacturing       114,000         Owned
                               Kilkeel, Northern Ireland........  Manufacturing       141,000      Leased/Owned
                               Anaheim, California..............  Manufacturing        98,000         Leased
                               Lenexa, Kansas...................  Manufacturing        80,000         Leased
                               Nieuwegein, the Netherlands......  Manufacturing        47,350         Leased
                               Marysville, Washington...........  Engineering
                                                                  Services/
                                                                  Manufacturing       110,000         Leased
                               Westminster, California..........  Manufacturing        70,000         Leased

Business Jet                   Miami, Florida...................  Manufacturing       110,000         Leased
                               Holbrook, New York...............  Manufacturing        20,100         Leased
                               Tucson, Arizona..................  Manufacturing        90,500         Leased

Distribution                   Miami, Florida...................  Distribution        210,000         Leased

Corporate                      Wellington, Florida..............  Administrative       17,700         Owned
                                                                                  -----------

                                                                                    1,373,450


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

                                            Calendar Year Ended
                                                December 31,
                              -------------------------------------------------
                                     2005                         2004
                              -------------------         ---------------------
                                   High      Low                High       Low
                              -------------------------------------------------
                                            (Amounts in Dollars)
                              -------------------------------------------------
          First Quarter          $13.10    $9.30              $ 7.71     $5.20
          Second Quarter          16.48    10.15                8.00      5.72
          Third Quarter           17.75    14.05               10.46      6.32
          Fourth Quarter          22.46    16.06               11.98      7.90

   On March 14, 2006 the last reported sale price of our common stock as reported by Nasdaq was $24.41 per share. As of such date, based on information provided to us by Computershare, our transfer agent, we had approximately 1,000 registered holders, and because many of these shares are held by brokers and other institutions on behalf of the beneficial holders, we are unable to estimate the number of beneficial shareholders represented by these holders of record. We have not paid any cash dividends in the past, and we have no present intention of doing so in the immediate future. Our Board of Directors intends, for the foreseeable future, to retain any earnings to reduce indebtedness and finance our future growth, but expects to review our dividend policy regularly. The indentures, governing our 8-7/8% senior subordinated notes and 8-1/2% senior notes, as well as our amended and restated bank credit facility, permit the declaration of cash dividends only in certain circumstances described therein.





                  [Remainder of page intentionally left blank]

   ITEM 6. SELECTED FINANCIAL DATA
   (In millions, except per share data)

      The financial data for the years ended December 31, 2005, December 31, 2004, and December 31, 2003, the transition period ended December 31, 2002 and for the fiscal year ended February 23, 2002 have been derived from financial statements that have been audited by our independent registered public accounting firm. In 2002, we changed our fiscal year to a calendar year, as a result, we have presented results for the fiscal year ended February 23, 2002 and the ten-month transition periods ended December 31, 2001 and 2002. The financial data for the period from February 25, 2001 to December 31, 2001 has been derived from unaudited financial statements. The following financial information is qualified by reference to, and should be read in conjunction with, our historical financial statements, including notes thereto, which are included in Item 15 of this Form 10-K.

                                              ----------------------------------------   --------------------------  ---------------
                                                                Fiscal                            Ten-Month               Fiscal
                                                              Year Ended                        Period Ended            Year Ended
                                                             December 31,                       December 31,           February 23,
                                              ----------------------------------------   --------------------------  ---------------
                                              ------------   ------------  -----------   ------------   -----------  ---------------
                                                 2005           2004          2003          2002           2001           2002
                                              ------------   ------------  -----------   ------------   -----------  ---------------
Statements of Operations Data:
Net sales...................................    $  844.1         $733.5      $  624.4      $ 503.6       $   582.6    $   680.5
Cost of sales(a)............................       548.5          494.8         453.6        352.3           464.4        530.1
                                                --------       --------      --------      -------       ---------    ---------
Gross profit................................       295.6          238.7         170.8        151.3           118.2        150.4
Gross margin................................        35.0%         32.5%          27.4%       30.0%           20.3%        22.1%
Operating expenses:
  Selling, general and administrative(b)....       136.4          119.2         105.8        128.0           120.2        139.4
  Research, development and engineering.....        65.6           55.1          44.7         34.1            36.7         43.5
                                                 -------        -------       -------      -------       ---------    ---------
Operating earnings (loss)...................        93.6           64.4          20.3        (10.8)          (38.7)       (32.5)
Operating margin............................        11.1%           8.8%          3.3%         NM              NM           NM
Interest expense, net.......................        59.3           76.1          70.6         57.3            48.8         60.5
Loss on debt extinguishment.................          --            8.8           1.2           --             9.3          9.3
                                                --------     ----------      --------      -------       ---------    ---------
Earnings (loss) before income taxes.........        34.3          (20.5)        (51.5)       (68.1)          (96.8)      (102.3)
Income tax (benefit) expense ...............       (50.3)           1.5           2.0          2.7             2.0          1.8
                                                ---------      --------      --------      -------       ---------    ---------
Net earnings (loss).........................    $   84.6       $  (22.0)     $  (53.5)     $ (70.8)      $   (98.8)   $  (104.1)
                                                ========       ========      ========      =======       =========    =========

Basic net earnings (loss) per share:
Net earnings (loss).........................    $   1.44       $ (0.53)      $ (1.49)      $ (2.03)      $   (3.05)   $   (3.18)
                                               =========       =======       =======       =======       =========    =========
Weighted average common shares..............        58.8          41.7          36.0          34.9            32.4         32.7

Diluted net earnings (loss) per share:
Net earnings (loss).........................    $   1.39       $ (0.53)      $ (1.49)      $ (2.03)      $  (3.05)    $   (3.18)
                                               =========       =======       =======       =======       =========    =========
Weighted average common shares..............        60.8          41.7          36.0          34.9            32.4         32.7

Balance Sheet Data (end of period):
Working capital.............................    $  573.4      $  225.0      $  274.3      $ 262.9        $  295.6     $   304.8
Goodwill, intangible and other assets, net..       525.3         545.5         541.5        534.9           555.2         529.2
Total assets................................     1,426.5       1,024.8       1,052.5      1,067.1         1,177.8       1,128.3
Long-term debt, net of current portion......       677.4         678.6         880.1        836.0           853.7         853.5
Stockholders' equity........................       569.6         182.8          31.9         69.3           142.6         121.1

                               Footnotes to Table

(a) Between 1989 and 2001, we completed 22 acquisitions for an aggregate purchase price of nearly $1 billion. We have incurred and expensed approximately $310 during the period from 1989 to 2001 related to acquisitions, integration of such acquisitions, consolidation of 17 facilities and reduction of approximately 3,000 employees. We incurred and expensed approximately $175 of such costs (including approximately $74 of cash costs) since the terrorist attacks of September 11, 2001, increasing the number of facilities consolidated to 22, and our headcount reductions to approximately 4,500 employees. This program was completed during 2003.

       We incurred costs related to this program as follows:


                                                         Fiscal
                                                          Year           Ten Month Period     Ten Month Period
                                                         Ended                Ended                Ended          Fiscal Year Ended
                                                      December 31,         December 31,         December 31,         February 23,
                                                          2003                 2002                 2001                 2002
                                                   -------------------------------------------------------------------------------
Cash charges (severance, integration costs,
    lease termination costs, relocation,
    training, facility preparation)                       $19.9               $32.5                $  17.1              $ 21.3

 Write-down of property, plant, equipment,
    inventory and other assets                             10.9                 7.0                   62.9                62.9

 Impaired intangible assets                                  --                  --                   20.4                20.4
                                                          -----               -----                -------              ------
                                                          $30.8               $39.5                $ 100.4              $104.6
                                                          =====               =====                =======              ======

       The consolidation and integration costs have been included as a component of cost of sales.

       We also incurred acquisition-related expenses of $6.8 during the fiscal year ended February 23, 2002, which have been included as a component of selling, general and administrative expenses.

(b) In February 2003, we received an adverse arbitration award related to the amounts due us from the Thales Group, which reduced the amount due by $29.5. This non-cash charge is included in selling, general and administrative expenses in the ten-month period ended December 31, 2002.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         (Dollars in millions, except per share data)

OVERVIEW

   Based on our experience in the industry, we believe we are the world's largest manufacturer of cabin interior products for commercial aircraft and business jets and a leading aftermarket distributor of aerospace fasteners. We sell our products directly to virtually all of the world's major airlines and airframe manufacturers and a wide variety of business jet customers. In addition, based on our experience, we believe that we have achieved leading global market positions in each of our major product categories, which include:

      Seating
      -------
         o commercial aircraft seats, including an extensive line of super first class, first class, business class, tourist class and regional aircraft seats;

      Interior systems
      ----------------
         o a full line of aircraft food and beverage preparation and storage equipment, including coffeemakers, water boilers, beverage containers, refrigerators, freezers, chillers and a line of ovens which includes microwave, high heat convection and steam ovens;

         o both chemical and gaseous aircraft oxygen delivery systems;

      Business Jet products
      ---------------------
         o business jet and general aviation interior products, including an extensive line of executive aircraft seats, direct and indirect overhead lighting systems, oxygen delivery systems, air valve systems, high-end furniture and cabinetry; and

      Aerospace Fasteners
      -------------------
         o a broad line of aerospace fasteners, covering over 140,000 SKUs.

   We also design, develop and manufacture a broad range of cabin interior structures and provide comprehensive aircraft cabin interior reconfiguration and passenger-to-freighter conversion engineering services and component kits.

   We generally derive our revenues from refurbishment or upgrade programs for the existing worldwide fleets of commercial and general aviation aircraft and from the sale of our cabin interior equipment for new aircraft deliveries. For fiscal 2005, fiscal 2004 and fiscal 2003 approximately 63%, 60% and 57%, respectively, of our revenues were derived from the aftermarket, with the remaining portions attributable to the sale of cabin interior equipment associated with new aircraft deliveries. We believe our large installed base of products, estimated to be approximately $5.3 billion as of December 31, 2005 (valued at replacement prices), gives us a significant advantage over our competitors in obtaining orders both for spare parts and for refurbishment programs, principally due to the tendency of the airlines to purchase equipment for such programs from the incumbent supplier.

   We conduct our operations through strategic business units that have been aggregated under three reportable segments: the Commercial Aircraft, Distribution and Business Jet segments.

   Net sales by line of business were as follows:



                                                       Fiscal Year Ended December 31,
                                 ---------------------------------------------------------------------------
                                         2005                     2004                      2003
                                 ---------------------    ---------------------   --------------------------
                                   Net        % of          Net        % of          Net          % of
                                  Sales     Net Sales      Sales     Net Sales      Sales       Net Sales
                                 ---------------------    ---------------------   --------------------------
Commercial Aircraft
  Seating                          $281.8       33.4%       $251.4       34.3%      $217.9       34.9%
  Interior systems                  164.9       19.5%        149.0       20.3%       137.5       22.0%
  Engineering services,
  structures and components         103.3       12.3%        113.7       15.5%        99.9       16.0%
                                 ---------------------    ---------------------   --------------------------
Total Commercial Aircraft           550.0       65.2%        514.1       70.1%       455.3       72.9%
Distribution segment                173.9       20.6%        144.2       19.7%       103.7       16.6%
Business jet segment                120.2       14.2%         75.2       10.2%        65.4       10.5%
                                 --------- -----------    --------- -----------    --------- ---------------
   Net sales                       $844.1      100.0%       $733.5      100.0%      $624.4      100.0%
                                 ========= ===========    ========= ===========    ========= ===============


   Net sales by domestic and foreign operations were as follows:


                                                          Fiscal Year Ended December 31,
                                       --------------------------------------------------------------------
                                               2005                    2004                   2003
                                       --------------------     -------------------    --------------------
        United States operations             $ 588.4                 $ 495.7                $ 408.0
        European operations                    255.7                   237.8                  216.4
                                       --------------------     -------------------    --------------------
        Total                                $ 844.1                 $ 733.5                $ 624.4
                                       ====================     ===================    ====================



   Net sales by geographic segment (based on destination) were as follows:

                                                        Fiscal Year Ended December 31,
                            ----------------------------------------------------------------------------------------
                                              2005                      2004                         2003
                            -------------------------------- --------------------------  ---------------------------
                                                   % of
                                         Net        Net           Net          % of            Net         % of
                                        Sales      Sales         Sales      Net Sales         Sales      Net Sales
                              ------------------------------   --------------------------   -------------------------
         United States                  $399.4       47.3%        $376.5       51.3%           $307.5       49.3%
         Europe                          202.2       24.0%         175.1       23.9%            168.4       27.0%
         Asia                            195.0       23.1%         143.3       19.5%            114.0       18.2%
         Rest of World                    47.5        5.6%          38.6        5.3%             34.5        5.5%
                              ----------------- ------------    --------- ---------------   ---------- --------------
         Total                          $844.1      100.0%        $733.5      100.0%           $624.4      100.0%
                              ================= ============    ========= ===============   ========== ==============

   New product development is a strategic initiative for our company. Our customers regularly request that we engage in new product development and enhancement activities. We believe that these activities protect and enhance our leadership position. Research, development and engineering spending has been approximately 7% - 8% of sales for the past several years and is expected to remain at approximately the current spending level for the next year.

   We also believe in providing our businesses with the tools required to remain competitive. In that regard, we have invested in, and will continue to invest in, property and equipment that enhances our productivity. Over the past three years, annual capital expenditures have ranged from approximately $11 - $17. Taking into consideration our record backlog, targeted capacity utilization levels, recent capital expenditure investments and current industry conditions, we expect that annual capital expenditures will be approximately $20 - $22 for the next several years.

   International airline competition for profitable international travelers and improving worldwide industry conditions have resulted in increasing demand for our products and services, as demonstrated by record bookings of approximately $1.2 billion during fiscal 2005 which were up 33%, as compared to fiscal 2004. At December 31, 2005, backlog was in excess of $1.1 billion, an increase of over 57% as compared to our December 31, 2004 backlog. We expect demand to further increase as industry conditions continue to improve over the course of the next several years. As worldwide air traffic grows and airlines add capacity and upgrade the cabin interiors of existing active aircraft, we expect our aftermarket activities to continue to grow. According to IATA, during the year ended December 31, 2005, the global airline industry expanded airline capacity by approximately 6% in response to an approximately 8% increase in global air traffic. In addition, as a result of the severity of the post-September 11, 2001 downturn, many carriers, particularly in the United States, have deferred interior maintenance and upgrades. However, we feel that the U.S. carriers will have to upgrade their international fleets to compete on international routes. We believe there are substantial growth opportunities for retrofit programs, particularly for the twin-aisle aircraft that service international routes.




                [Remainder of this page intentionally left blank]

RESULTS OF OPERATIONS

Year Ended December 31, 2005 Compared to the Year Ended December 31, 2004

   Net sales for the year ended December 31, 2005 were $844.1, an increase of $110.6 or 15.1% as compared to the prior year. Sales in 2005 increased over the 2004 level due to a higher level of customer demand for products offered by each of our three segments.

   Net sales for each of our segments are set forth in the following table:

                           YEAR ENDED DECEMBER 31,
                         ----------------------------
                                                                      Percent
                              2005          2004        Change        Change
                         ------------------------------------------------------
   Commercial Aircraft      $550.0        $514.1         $35.9         7.0%
   Distribution              173.9         144.2          29.7        20.6%
   Business Jet              120.2          75.2          45.0        59.8%
                         ------------------------------------------------------
      Total Sales           $844.1        $733.5        $110.6        15.1%
                         ======================================================

   CAS generated revenues of $550.0 in 2005, an increase of $35.9 or 7.0% as compared to 2004, driven by a higher sales volume of commercial aircraft cabin interior equipment and integration and engineering design and certification services. The distribution segment generated revenues of $173.9 during 2005, an increase of $29.7 or 20.6% compared to 2004, driven by a broad-based increase in aftermarket demand for aerospace fasteners and continued market share gains. The business jet segment generated revenues during 2005 of $120.2, an increase of $45.0 or 59.8%, as compared to 2004 reflecting increased shipments of super first class products and the ongoing recovery of the business jet industry.

   Gross profit for 2005 of $295.6 increased by $56.9 or 23.8% on the 15.1% increase in sales. Gross margin in 2005 of 35.0% increased by 250 basis as compared to 2004. The increase in gross margin is primarily due to ongoing manufacturing productivity initiatives and an improved mix of products sold.

   Selling, general and administrative expenses during 2005 were $136.4 or 16.2% of sales, as compared to $119.2 or 16.3% of sales in 2004. The year over year increase is primarily attributable to higher commissions on increased sales compared to 2004 as well as higher costs associated with the 15% increase in revenues and the 57% increase in backlog. In connection with the resolution of two legal matters during 2005, we received approximately $1.8 of net reimbursed legal fees; such amounts were offset by $1.2 of costs associated with the accelerated vesting of stock options.

   Research, development and engineering expenses for the year were $65.6 or 7.8% of net sales, an increase of $10.5 as compared with $55.1 or 7.5% of sales in 2004. The increase as compared to 2004 was attributable to a broad range of activities associated with newly developed products for the Airbus A380 aircraft, the super first class suite of products, our lie-flat seating product line, our Pulse Oxygen(TM) system and a number of other new product development activities.


   The following is a summary of operating earnings (loss) by segment:

                           YEAR ENDED DECEMBER 31,
                         ----------------------------
                                                                      Percent
                              2005          2004        Change        Change
                         ------------------------------------------------------
   Commercial Aircraft       $50.9          $39.8        $11.1        27.9%
   Distribution               34.9           25.9          9.0        34.7%
   Business Jet                7.8           (1.3)         9.1           NM
                         ------------------------------------------------------
      Total Sales            $93.6          $64.4        $29.2        45.3%
                         ======================================================



   Operating earnings for 2005 at CAS were $50.9 or 9.3% of sales, an increase of $11.1 or 27.9% as compared to 2004, and represent a 31% incremental operating margin. CAS operating margin for 2005 was 9.3%, an increase of 160 basis points as compared with 2004, reflecting the improved sales volume, product mix and ongoing manufacturing efficiencies. The distribution segment generated operating earnings of $34.9 during 2005, an increase of $9.0 or 34.7% as compared to 2004. The business jet segment generated operating earnings of $7.8 during 2005, an increase of $9.1 as compared to the prior year. The business jet segment's 2005 incremental operating margin of 20% reflects the initial shipments of super first class products and as well as the impact of five lost days of operations, and the subsequent overtime and expedite costs associated with hurricane activity during 2005.

   Consolidated operating earnings of $93.6 or 11.1% of sales increased by $29.2 or 45.3% as compared to operating earnings of $64.4 in 2004. The increase in operating earnings in 2005 was primarily due to the 15.1% increase in sales and a 230 basis point expansion in operating margin to 11.1% of sales. The 45% increase in operating earnings was achieved in spite of substantially higher product development and marketing expenditures to support the record level of bookings and backlog.

   Interest expense, net during 2005 of $59.3 decreased by $16.8 as compared to 2004. The decrease in interest expense was primarily due to the early retirement of $200.0 of 9 1/2%senior subordinated notes in November 2004.

   The company accelerated the recognition of its domestic deferred tax asset during the fourth quarter of 2005, resulting in a tax benefit of approximately $51.9 million. The deferred tax asset was recorded as a result of the company's improving financial performance and outlook, as well as the expected $20 million reduction in interest expense arising from the redemption of $250 million of the company's 8% senior subordinated notes, which occurred in January 2006.

   Our 2005 consolidated net earnings were $84.6 or $1.39 per diluted share, reflecting the 45% increase in operating earnings and the $51.9 income tax benefit. In 2004, we generated a consolidated loss of $22.0 or $0.53 per share.




                [Remainder of this page intentionally left blank]

RESULTS OF OPERATIONS

Year Ended December 31, 2004 Compared to the Year Ended December 31, 2003

   Net sales for the year ended December 31, 2004 were $733.5, an increase of $109.1 or 17.5% as compared to the prior year. Sales in 2004 increased over the 2003 level due to a higher level of units shipped as well as the mix of products shipped in 2004.

   Net sales for each of our segments are set forth in the following table:

                                     YEAR ENDED DECEMBER 31,
                                  ------------------------------    Percent
                                       2004            2003         Change
                                  ----------------------------------------------
         Commercial Aircraft          $514.1          $455.3          12.9%
         Distribution                  144.2           103.7          39.1%
         Business Jet                   75.2            65.4          15.0%
                                  ----------------------------------------------
         Total Sales                  $733.5          $624.4          17.5%
                                  ==============================================

   Sales during 2004 at our commercial aircraft segment were $514.1, an increase of $58.8 or 12.9% as compared to the prior year. The 12.9% year over year revenue growth was primarily driven by increased sales of seating products and food and beverage preparation and refrigeration equipment. The distribution segment reported record sales of $144.2, or 39.1% greater than prior year. The revenue growth at our distribution segment was driven by a broad-based increase in aftermarket demand for aerospace aircraft fasteners and market share gains. In the business jet segment, sales were up $9.8 or 15.0%, compared to severely depressed sales of the prior year as a result of the impact of the unusually low number of business jet deliveries in 2003. Revenues in 2004 and 2003 reflected a large amount of low margin completion center work as business jet deliveries, although improving remained depressed throughout 2004.

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

   Research, development and engineering expenses for the year were $55.1 or 7.5% of net sales, an increase of $10.4 as compared with $44.7 or 7.2% of sales last year. The increase in expenses compared to last year was primarily attributable to activities associated with newly developed products for the Airbus A380 aircraft, the international super first class suite of products and certain other customer funded new product development activities.

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

   The following is a summary of operating earnings (loss) by segment:

                                     YEAR ENDED DECEMBER 31,
                                   ----------------------------       Percent
                                          2004          2003          Change
                                   ---------------------------------------------
   Commercial aircraft                   $39.8           $7.3        445.2%
   Distribution                           25.9           16.9         53.3%
   Business jet                           (1.3)         (10.2)           NM
   Divestiture settlement,
    net of charges                          --            6.3            NM
                                   ---------------------------------------------
   Total                                 $64.4          $20.3        217.2%
                                   =============================================

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

   The distribution segment delivered revenues of $144.2, an increase of 39.1% over the prior year. Revenue growth was driven by market share gains and a broad-based increase in aftermarket demand for aerospace fasteners, driven primarily by increases in passenger traffic and attendant increases in capacity. Operating earnings at the distribution segment were $25.9 or 18.0% of sales, an increase of $9.0 or 53.3% as compared to operating earnings of $16.9 or 16.3% of sales in the prior year. The increase in distribution segment operating margin was due to operating leverage at the higher level of sales.

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




                [Remainder of this page intentionally left blank]

LIQUIDITY AND CAPITAL RESOURCES

Current Financial Condition

   Our liquidity requirements consist of working capital needs, ongoing capital expenditures and payments of interest and principal on our indebtedness. Our primary requirements for working capital are directly related to the level of our operations. Working capital primarily consists of accounts receivable and inventories, which fluctuate with the sales of our products. Our working capital was $573.4 as of December 31, 2005, as compared to $225.0 as of December 31, 2004. The increase in our December 31, 2005 working capital was primarily due to the net proceeds of approximately $269 from our December 2005 common stock offering, the proceeds of which were used to redeem our $250 principal amount of 8% Senior Subordinated Notes in January 2006.

   At December 31, 2005, our cash and cash equivalents were $356.0, as compared to $76.3 at December 31, 2004. The increase in cash and cash equivalents from December 31, 2004 to December 31, 2005 was primarily due to the net proceeds of approximately $269 from our December 2005 common stock offering, the proceeds of which were used to redeem our $250 principal amount of 8% Senior Subordinated Notes in January 2006.


Cash Flows

   At December 31, 2005, our cash and bank credit available under our current bank credit facility was $394.4 as compared to $114.7 at December 31, 2004. Cash provided by operating activities was $12.6 for the year ended December 31, 2005 as compared to $0.3 during the year ended December 31, 2004. The primary sources of cash provided by operating activities during 2005 were net earnings of $84.6 plus non-cash charges for depreciation and amortization of $28.6, less the net non-cash impact from the recognition of our domestic deferred tax asset of $23.9. The primary use of cash in operating activities during the year ended December 31, 2005 was $82.3 of related to changes in our operating assets and liabilities. The primary use of cash in operating activities during the year ended December 31, 2004 was the net loss of $22.0 and $18.2 of uses related to changes in our operating assets and liabilities, offset by non-cash charges from amortization and depreciation of $28.4. In January 2006, we redeemed our $250.0 of 8% Senior Subordinated Notes with the proceeds from our December 2005 common stock offering.

   The primary use of cash in investing activities during the year ended December 31, 2005 was related to capital expenditures for the implementation of new information system enhancements and plant modernization. The primary use of cash from investing activities during the year ended December 31, 2004 was related to an acquisition and capital expenditures for the implementation of new information system enhancements and plant modernization.

Capital Spending

   Our capital expenditures were $16.9 and $14.5 during the years ended
December 31, 2005 and 2004, respectively. We anticipate ongoing annual capital expenditures of approximately $20 - $22 for the next several years. We have no material commitments for capital expenditures. We have, in the past, generally funded our capital expenditures from cash from operations and funds available to us under bank credit facilities. We expect to fund future capital expenditures from cash on hand, from operations and from funds available to us under our current or any future bank credit facility. Between 1989 and 2001, we completed 22 acquisitions for an aggregate purchase price of approximately $1 billion. Following these acquisitions, we rationalized the businesses, reduced headcount by approximately 4,500 employees and eliminated 22 facilities. We have financed these acquisitions primarily through issuances of debt and equity securities, including our currently outstanding 8 1/2% senior notes and 8 7/8% senior subordinated notes and bank credit facilities.

Outstanding Debt and Other Financing Arrangements

   Under our $50.0 amended and restated bank credit facility with JPMorgan Chase Bank there are no maintenance financial covenants, other than maintaining an interest coverage ratio (as defined in the bank credit facility) of at least 1.15:1 for the trailing 12-month period. The bank credit facility expires in February 2007, is collateralized by substantially all of our assets and bears interest at rates ranging from 250 to 400 basis points over the Eurodollar rate, as defined in the bank credit facility (approximately 7.0% at December 31, 2005). At December 31, 2005, indebtedness under the bank credit facility consisted of letters of credit aggregating approximately $11.6 and the amount available under the bank credit facility was $38.4 as of December 31, 2005. The credit facility contains customary affirmative covenants, negative covenants and conditions of borrowings, all of which were met as of December 31, 2005.

Long-term debt at December 31, 2005 consisted principally of our 8 1/2% senior notes, 8% senior subordinated notes and 8 7/8% senior subordinated notes. We redeemed our 8% senior subordinated notes in January 2006. The $175 of 8 1/2% senior notes mature on October 1, 2010, and the $250 of 8 7/8% notes mature on May 1, 2011. The senior subordinated notes are unsecured senior subordinated obligations and are subordinated to all of our senior indebtedness. The senior notes are unsecured obligations and are senior to all of our subordinated indebtedness, but subordinate to any secured borrowings under our bank credit facility. Each of the 8 1/2% senior subordinated notes and 8 7/8% senior subordinated notes contains, and the 8% senior subordinated notes contained, restrictive covenants, including limitations on future indebtedness, restricted payments, transactions with affiliates, liens, dividends, mergers and transfers of assets, all of which we met as of December 31, 2005. A breach of these covenants, or the covenants under our current or any future bank credit facility, that continues beyond any grace period can constitute a default, which can limit the ability to borrow and can give rise to a right of the lenders to terminate the applicable facility and/or require immediate repayment of any outstanding debt.

Contractual Obligations

   The following charts reflect our known contractual obligations and commercial commitments as of December 31, 2005. Commercial commitments include lines of credit, guarantees and other potential cash outflows resulting from a contingent event that requires performance by us or our subsidiaries pursuant to a funding commitment.


Contractual Obligations                  2006      2007       2008        2009        2010     Thereafter         Total
                                    ---------------------------------------------------------------------------------------
Bank credit facility                 $     --   $    --    $    --    $     --     $    --      $     --       $       --
Other long-term debt(1)                   1.5       2.2      250.2          --       175.0         250.0            678.9
Operating leases                         13.9      13.5       12.4         8.5         6.2          40.2             94.7
Purchase obligations (2)                 31.8       5.4        3.1         2.1         1.1           1.1             44.6
Future interest payments
   on outstanding debt (3)               45.0      37.2       37.1        37.1        33.3           7.4            197.1
                                    ---------  --------   --------   ---------     --------     --------       ----------
      Total                          $   92.2   $  58.3   $  302.8    $   47.7    $  215.6      $  298.7       $  1,015.3
                                     ========   =======   ========    ========    ========      ========       ==========

Commercial Commitments
Letters of Credit                      $ 11.6   $    --   $     --    $     --    $     --      $     --       $     11.6



   (1)   $250.0 of 8% senior subordinated notes were redeemed in January 2006.

   (2) Occasionally we enter into purchase commitments for production materials and other items, which are reflected in the table above. We also enter into unconditional purchase obligations with various vendors and suppliers of goods and services in the normal course of operations through purchase orders or other documentation or are undocumented except for an invoice. Such obligations are generally outstanding for periods less than a year and are settled by cash payments upon delivery of goods and services and are not reflected in the total unconditional purchase obligations presented in this line item.

   (3) Approximately $7.2 of the 2006 interest payments relates to the 8% senior subordinated notes which were redeemed in January 2006.



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

Off-Balance-Sheet Arrangements

Lease Arrangements

   We finance our use of certain equipment under committed lease arrangements provided by various financial institutions. Since the terms of these arrangements meet the accounting definition of operating lease arrangements, the aggregate sum of future minimum lease payments is not reflected on our consolidated balance sheet. At December 31, 2005, future minimum lease payments under these arrangements aggregated approximately $95.0.

Indemnities, Commitments and Guarantees

   During the normal course of business, we made certain indemnities, commitments and guarantees under which we may be required to make payments in relation to certain transactions. These indemnities include non-infringement of patents and intellectual property indemnities to our customers in connection with the delivery, design, manufacture and sale of our products, indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease, and indemnities to other parties to certain acquisition agreements. The duration of these indemnities, commitments and guarantees varies, and in certain cases, is indefinite. We believe that substantially all of our indemnities, commitments and guarantees provide for limitations on the maximum potential future payments we could be obligated to make. However, we are unable to estimate the maximum amount of liability related to our indemnities, commitments and guarantees because such liabilities are contingent upon the occurrence of events which are not reasonably determinable. Management believes that any liability for these indemnities, commitments and guarantees would not be material to our accompanying consolidated financial statements.

Product Warranty Costs

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


                                          Fiscal Year Ended December 31,
                              --------------------------------------------------
                                    2005             2004             2003
                              --------------------------------------------------

Balance at beginning of           $ 13.2           $ 11.9            $  8.9
 year
  Charges to costs and              13.6              6.5               6.7
   expenses
  Costs incurred                   (12.5)            (6.2)             (3.7)
  Acquisitions                        --              1.0                --
                                  -------          -------           -------
Balance at end of year            $ 14.3           $ 13.2            $ 11.9
                                  =======          =======           =======

Deferred Tax Assets

    We reversed a significant portion of our previously recorded valuation allowance on our domestic deferred tax assets during the fourth quarter of 2005, resulting in a tax benefit of approximately $51.9. The deferred tax asset was recorded as a result of our improving financial performance and outlook, as well as the expected $20.0 reduction in interest expense arising from the redemption of $250.0 of our 8% senior subordinated notes, which occurred in January 2006.

    We maintained a valuation allowance of $40.5 as of December 31, 2005 related to our foreign net operating loss carryforward and our domestic capital loss carryforward because of uncertainties that preclude us from determining that it is more likely than not that we will be able to generate sufficient taxable income to realize such assets during the applicable carryforward periods.

RECENT ACCOUNTING PRONOUNCEMENTS

   In December 2004, the Financial Accounting Standards Board, ("FASB") issued SFAS No. 123 (revised 2004) ("SFAS No. 123R"), "Share-Based Payment". This Statement replaces SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees (APB
25)". SFAS No. 123R addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for
(a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using the intrinsic value method under APB 25, and generally would require instead that such transactions be accounted for using a fair-value-based method. SFAS No. 123R will be effective for the Company beginning on January 1, 2006. We will use the modified prospective application transition method and estimates that the adoption of SFAS No. 123R will not have a material impact on its reported results of operations due to the acceleration of vesting on all outstanding stock options approved by us in December 2005 (see Note 10 to our consolidated financial statements).

   In March 2005, the FASB issued FASB Interpretation ("FIN") No. 47, "Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143". FIN No. 47 clarifies the term conditional asset retirement obligation as used in SFAS No. 143, "Accounting for Asset Retirement Obligations", and provides further guidance as to when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. Effective December 31, 2005, we adopted the provisions of FIN No. 47, the adoption of which did not result in any impact to our results of operations or financial position for the year ended December 31, 2005.

   In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS No. 154"), which replaces APB Opinion No. 120, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements." SFAS No. 154 changes the requirements for accounting and reporting a change in accounting principle, and applies to all voluntary changes in accounting principles, as well as changes required by an accounting pronouncement in the unusual instance it does not include specific transition provisions. Specifically, SFAS No. 154 requires retrospective application to prior periods' financial statements, unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the effects of the change, the new accounting principle must be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and a corresponding adjustment must be made to the opening balance of retained earnings for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of the change, the new principle must be applied as if it were adopted prospectively from the earliest date practicable. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS No. 154 does not change the transition provisions of any existing pronouncements. We have evaluated the impact of SFAS No. 154 and we do not expect the adoption of this Statement to have a significant impact on our consolidated statement of operations or financial condition. We will apply SFAS No. 154 in future periods, when applicable.


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

   Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. We believe that our critical accounting policies are limited to those described below. For a detailed discussion on the application of these and other accounting policies, see Note 1 to Notes to the Consolidated Financial Statements.

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

Accounting for Income Taxes

   As part of the process of preparing our consolidated financial statements we are required to determine our income taxes in each of the jurisdictions in which we operate. This process involves us calculating our actual current tax together with assessing temporary differences resulting from differing treatment of items, such as the treatment of accounting reserves, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheets. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the consolidated statements of operations.

   Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance of $40.5 as of December 31, 2005, due to uncertainties related to our ability to utilize our deferred tax assets, primarily consisting of foreign net operating loss and domestic capital loss carryforwards, before they expire. The valuation allowance is based on our estimates of taxable income by jurisdictions in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we revise these estimates in future periods we may need to adjust the valuation allowance which could materially impact our financial position and results of operations.


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

   From time to time, we and our foreign subsidiaries may enter into foreign currency exchange contracts to manage risk on transactions conducted in foreign currencies. At December 31, 2005, we had no outstanding forward currency exchange contracts. In addition, we have not entered into any other derivative financial instruments.

   Interest Rates - At December 31, 2005, we had no adjustable rate debt and fixed rate debt of $674.7. The weighted average interest rate for the fixed rate debt was approximately 8.45% at December 31, 2005. If interest rates were to increase by 10% above current rates, the impact on our financial statements would be to reduce pretax income by a negligible amount. We do not engage in transactions intended to hedge our exposure to changes in interest rates.

   As of December 31, 2005, we maintained a portfolio of securities consisting mainly of taxable, interest-bearing deposits with weighted average maturities of less than three months. If short-term interest rates were to increase or decrease by 10%, we estimate interest income would increase or decrease by approximately $1.3.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The information required by this section is set forth beginning from page F-1 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

ITEM 9A. CONTROLS AND PROCEDURES

   Disclosure Controls and Procedures

   Our principal executive officer and our principal financial officer, after evaluating, together with management, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2005, the end of the period covered by this report, have concluded that, as of such date, our disclosure controls and procedures were adequate and effective to ensure that material information relating to our company and our consolidated subsidiaries would be made known to them by others within those entities.

   Internal Control over Financial Reporting

   There were no changes in our company's internal control over financial reporting that occurred during the fourth quarter of 2005 that have materially affected, or are reasonably likely to materially affect, our company's internal control over financial reporting.

     MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
     -----------------------------------------------------------------------

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

   The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2005. In making this assessment, the Company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on its assessment, management believes that, as of December 31, 2005, the Company's internal control over financial reporting is effective.

   The registered public accounting firm that audited the financial statements included in this annual report has issued an attestation report on management's assessment of the Company's internal control over financial reporting.






By: /s/ Amin J. Khoury               By: /s/ Thomas P. McCaffrey
    ----------------------------         ---------------------------------------
    Amin J. Khoury                       Thomas P. McCaffrey
    Chairman and Chief Executive         Senior Vice President of Administration
    Officer                              and Chief Financial Officer
    March 6, 2006                        March 6, 2006

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------

To the Board of Directors and Stockholders of BE Aerospace, Inc.

   We have audited management's assessment, included in the accompanying BE Aerospace, Inc. Management's Annual Report on Internal Control Over Financial Reporting, that BE Aerospace, Inc. and its subsidiaries (the "Company") maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

   In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material aspects, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

   We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2005 of the Company and our report dated March 6, 2006 expressed an unqualified opinion on those financial statements and financial statement schedule.


/s/  Deloitte & Touche LLP
Costa Mesa, California
March 6, 2006

ITEM 9B. OTHER INFORMATION

   Not applicable.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The following table sets forth information regarding our directors and executive officers as of March 1, 2006. Officers of the Company are elected annually by the Board of Directors.

Title                       Age    Position
-----                       ---    --------

Amin J. Khoury............   66    Chairman of the Board and Chief Executive
                                   Officer

Robert J. Khoury..........   63    Director

Jim C. Cowart.............   54    Director*

Richard G. Hamermesh......   58    Director

Brian H. Rowe.............   74    Director**

Jonathan M. Schofield.....   65    Director**

David C. Hurley...........   65    Director*

Wesley W. Marple, Jr......   74    Director*

Michael B. Baughan........   46    President and Chief Operating Officer

Thomas P. McCaffrey.......   51    Senior Vice President of Administration and
                                   Chief Financial Officer

Robert A. Marchetti.......   63    Vice President and General Manager,
                                   Distribution Segment

Mark D. Krosney...........   59    Vice President and General Manager,
                                   Business Jet Segment

Edmund J. Moriarty........   62    Vice President-Law, General Counsel and
                                   Secretary

Jeffrey P. Holtzman.......   50    Vice President-Finance and Treasurer

Stephen R. Swisher........   47    Vice President-Finance and Controller

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

Current Directors

   Amin J. Khoury has been the Company's Chairman of the Board since July 1987 when he founded the Company. Effective December 31, 2005, with Mr. Robert J. Khoury's retirement, Mr. Amin J. Khoury was appointed Chief Executive Officer. Mr. Amin J. Khoury also served as the Company's Chief Executive Officer until April 1, 1996. Since 1986, Mr. Khoury has been a director of Synthes, Inc., the world's leading manufacturer and marketer of orthopedic trauma implants and a leading global manufacturer and marketer of cranial-maxillofacial and spine implants. Since July 1994, Mr. Khoury has been a member of the board of directors and is currently the lead independent director of Brooks Automation, Inc., the world's leading supplier of integrated automation solutions for the global semiconductor, data storage and flat panel display manufacturing industries. From 1986 through March 2005, Mr. Khoury was also Chairman of the Board of Applied Extrusion Technologies, Inc., a leading North American producer of oriented polypropylene films for consumer products, labeling and packaging. On December 1, 2004, Applied Extrusion Technologies filed a voluntary, prepackaged plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code pursuant to a previously announced plan of recapitalization and was reorganized into a private company on March 8, 2005. Mr. Khoury is the brother of Robert J. Khoury.

   Jim C. Cowart has been a Director since November 1989. Since September 2005, Mr. Cowart has been Chairman of EAG Holdings LLC, a provider of surface analysis and materials characterization microanalytical services. Since September 2004, Mr. Cowart has been Chairman and Chief Executive Officer of Auriga Medical Products GmbH, a distributor of medical devices. He is a Principal of Cowart & Co. LLC and Auriga Partners, Inc., private capital firms that provide strategic planning, competitive analysis, financial relations and other services. From August 1999 to May 2001, he was Chairman of QualPro Corporation, an aerospace components manufacturing company. From January 1993 to November 1997, he was the Chairman and CEO of Aurora Electronics Inc. Previously, Mr. Cowart was a founding general partner of Capital Resource Partners, a private investment capital manager, and he held various positions in investment banking and venture capital with Lehman Brothers, Shearson Venture Capital and Kidder, Peabody & Co.

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

   David C. Hurley has been a Director since June 2003. Mr. Hurley is currently the Vice Chairman of PrivatAir, a corporate aviation services company based in Geneva, Switzerland, where he served as Chief Executive Officer from 2000 to February 2003. Prior to 2000, Mr. Hurley was the Chairman and Chief Executive Officer of Flight Services Group (FSG), a corporate aircraft management and sales company, which he founded in 1984 and which was acquired by PrivatAir in 2000. Before founding FSG, Mr. Hurley served as Senior Vice President of Domestic and International Sales for Canadair Challenger. He is currently a member of the board of directors of the Smithsonian Institution's National Air and Space Museum, the Corporate Angel Network, Hexel Corporation, Ionatron, Inc. and Genesee and Wyoming Railroad.

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

   Robert J. Khoury has been a Director since July 1987, when he co-founded the Company. On December 31, 2005, Mr. Khoury retired from service as the Company's President and Chief Executive Officer, a position he held since August 2000. From April 1996 through August 2000, he served as Vice Chairman. Mr. Khoury is the brother of Amin J. Khoury.

   Brian H. Rowe has been a Director since July 1995. He is currently Chairman Emeritus of GE Aircraft Engines, a principal business unit of the General Electric Company, where he also served as Chairman from September 1993 through January 1995 and as President from 1979 through 1993. Since 1995,Mr. Rowe is also a director of Textron, Inc., a manufacturer of aircraft, automobile components, systems and components for commercial aerospace and defense industries, and a provider of financial services. Additionally, since October 2004, Mr. Rowe has served as Chairman of the Board of Landmark Aviation, an aerospace company. Mr. Rowe is also on the boards of Turbo Combustor Technologies, Inc. and Grand Prairie Accessory Services, LLC.

   Jonathan M. Schofield has been a Director since April 2001. From December 1992 through February 2000, Mr. Schofield served as Chairman of the Board and CEO of Airbus Industrie of North America, Inc., a subsidiary of Airbus Industrie, a manufacturer of large civil aircraft, and served as Chairman from February 2000 until his retirement in March 2001. From 1989 until he joined Airbus, Mr. Schofield was President of United Technologies International Corporation. Mr. Schofield is currently a member of the board of directors of Aviall, Inc.; Turbo Combustor Technology, Inc.; Douglas Machine; and is a trustee of LIFT Trust.

Executive Officers

   Michael B. Baughan has been President and Chief Operating Officer since December 31, 2005. From July 2002 to December 31, 2005. Mr. Baughan served as Senior Vice President and General Manager of Commercial Aircraft Segment. From May 1999 to July 2002, Mr. Baughan was Vice President and General Manager of Seating Products. From September 1994 to May 1999, Mr. Baughan was Vice President, Sales and Marketing for Seating Products. Prior to 1994, Mr. Baughan held various positions including President of AET Systems, Manager of Strategic Initiatives at The Boston Company (American Express) and Sales Representative at Dow Chemical Company.

   Thomas P. McCaffrey has been Senior Vice President of Administration and Chief Financial Officer since May 1993. From August 1989 through May 1993, Mr. McCaffrey was a Director with Deloitte & Touche LLP, and from 1976 through 1989 served in several capacities, including Audit Partner, with Coleman & Grant LLP.

   Robert A. Marchetti has been Vice President and General Manager of Fastener Distribution Segment since April 2002. From February 2001 to April 2002, Mr. Marchetti was Vice President of Machined Products Group. From 1997 to January 2001 Mr. Marchetti was with Fairchild Corporation's Fasteners Division with his last position being Senior Vice President and Chief Operating Officer. From 1990 to 1997, Mr. Marchetti served as a corporate officer of UNC Inc. where he held several senior positions, Corporate VP of Marketing, President of Tri-Remanufacturing and Chief Operating Officer of the Accessory Overhaul Division. From 1989 to 1990, he served as President of AWA Incorporated. From 1986 through 1989, Mr. Marchetti was Vice President of Marketing at General Electric Aircraft Engines and he was General Manager for a Component Repair Division. Prior to that he held several sales and general management positions from 1965 through 1986 with Copperweld Corporation and Carlisle Corporation.

   Mark D. Krosney has been Vice President and General Manager of Business Jet since January 2001. From February 1996 through December 2000, Mr. Krosney was Vice President of Engineering for Seating Products. From 1994 to 1996, Mr. Krosney served as General Manager for A.W. Chesterton. From 1992 to 1994, Mr. Krosney was with Johnson Controls, Automotive System Group, where his last position was General Manager of the Seat Mechanisms Group. Prior to that he was with United Technologies Corporation for 22 years, where he held positions as Divisional Director of Technology for Control Systems, Director of Product Development and Marketing of Diesel Systems and member of the Senior Committee for UTC Corporation.

   Edmund J. Moriarty has been Vice President-Law, General Counsel and Secretary since November, 1995. From 1991 to 1995, Mr. Moriarty served as Vice President and General Counsel to Rollins, Inc., a national service company. From 1982 through 1991, Mr. Moriarty served as Vice President and General Counsel to Old Ben Coal Company, a wholly owned coal subsidiary of The Standard Oil Company.

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

Audit Committee

   We have a separately-designated standing Audit Committee established in accordance with section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. Messrs. Cowart, Hurley and Dr. Marple currently serve as members of the Audit Committee. Under the current SEC rules and the rules of the Nasdaq, all of the members are independent. Our Board of Directors has determined that Dr. Marple is an "audit committee financial expert" in accordance with current SEC rules. Dr. Marple is also independent, as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

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

   To our knowledge, based solely on a review of the copies of such reports furnished to us and, with respect to our officers and directors, written representations that no other reports were required, during the fiscal year ended December 31, 2005, all Section 16(a) filing requirements applicable to our officers, directors and greater-than-ten-percent beneficial owners were complied with.

   In making the above statements, we have relied on the written representations of our directors and officers and copies of the reports that have been filed with the SEC.

Code of Ethics

   We have adopted a code of ethics, or Code of Business Conduct, to comply with the rules of the SEC and Nasdaq. The Code of Business Conduct applies to our directors, officers and employees worldwide, including our principal executive officer and senior financial officers. A copy of our Code of Business Conduct is maintained on our website at www.beaerospace.com.





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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)   Documents filed as part of report on Form 10-K

      1. Financial Statements

         Report of Independent Registered Public Accounting Firm

         Consolidated Balance Sheets, December 31, 2005 and December 31, 2004

         Consolidated Statements of Operations and Comprehensive Income (Loss) for the Fiscal Years Ended December 31, 2005, 2004, and 2003

         Consolidated Statements of Stockholders' Equity for the Fiscal Years Ended December 31, 2005, 2004, and 2003

         Consolidated Statements of Cash Flows for the Fiscal Years Ended December 31, 2005, 2004, and 2003

         Notes to Consolidated Financial Statements for the Fiscal Years Ended December 31, 2005, 2004, and 2003

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


(c)   Additional Financial Statement Schedules - None.

                                INDEX TO EXHIBITS
                                -----------------

Exhibit
Number                               Description
-------                              -----------

Exhibit 3 Articles of Incorporation and By-Laws

3.1   Amended and Restated Certificate of Incorporation (1)
3.2   Certificate of Amendment of the Restated Certificate of Incorporation (2)
3.3   Certificate of Amendment of the Restated Certificate of Incorporation (4)
3.4   Certificate of Amendment of the Restated Certificate of Incorporation (13)
3.5   Amended and Restated By-Laws (14)

Exhibit 4 Instruments Defining the Rights of Security Holders, including debentures

4.1   Specimen Common Stock Certificate (1)
4.2 Indenture dated April 17, 2001 between The Bank of New York, as trustee, and the Registrant relating to the Registrant's 8 7/8% Senior Subordinated Notes and Series B 8 7/8% Senior Subordinated Notes (9)
4.3 Form of Note for the Registrant's 8 7/8% Senior Subordinated Notes and Series B Subordinated Notes (9)
4.4 Rights Agreement between the Registrant and BankBoston, N.A., as rights agent, dated as of November 12, 1998 (5)
4.5   Form of Note for the Registrant's 8 1/2% Series B Senior Notes (15)
4.6 Indenture dated October 7, 2003 between The Bank of New York, as trustee, and the Registrant relating to the Registrant's 8 1/2% Senior Notes and Series B Senior Notes (15)

Exhibit 10(i) Material Contracts

10.1 Amended and Restated Credit Agreement dated as of February 12, 2004 between the Registrant, Lenders, JP Morgan Securities Inc. and JPMorgan Chase Bank (16)
10.2 Amendment No. 1 to the Amended and Restated Credit Agreement dated as of October 26, 2004 between the Registrant, Lenders, JP Morgan Securities Inc. and JPMorgan Chase Bank (17)
10.3 Amendment No. 2 to the Amended and Restated Credit Agreement dated as of December 5, 2005 between the Registrant, Lenders and JPMorgan Chase Bank, N.A. (21)

Exhibit 10(iii) Management Contracts and Executive Compensation Plans, Contracts
                and Arrangements

10.4 Amended and Restated Employment Agreement as of August 1, 2005 between the Registrant and Amin J. Khoury. (20)
10.5 Amended and Restated Employment Agreement as of August 1, 2005 between the Registrant and Robert J. Khoury. (20)
10.6 Amended and Restated Employment Agreement as of August 1, 2005 between the Registrant and Thomas P. McCaffrey. (20)
10.7 Amended and Restated Employment Agreement dated as of December 31, 2005 between the Registrant and Michael B. Baughan.*
10.8 Employment Agreement dated as of January 15, 2001 between the Registrant and Mark D. Krosney. (12)
10.9 Employment Agreement dated as of February 26, 2001 between the Registrant and Robert A. Marchetti. (12)
10.10 Retirement Agreement dated as of December 31, 2005 between the Registrant and Robert J. Khoury.*
10.11 Consulting Agreement dated as of December 31, 2005 between the Registrant and Robert J. Khoury.*
10.12 Amended and Restated 1989 Stock Option Plan. (10)
10.13 Amendment No. 1 to Amended and Restated 1989 Stock Option Plan. (7)
10.14 1991 Directors' Stock Option Plan. (3)
10.15 United Kingdom 1992 Employee Share Option Scheme. (2)
10.16 1996 Stock Option Plan. (10)
10.17 Amendment No. 1 to the 1996 Stock Option Plan. (7)
10.18 Amendment No. 2 to the 1996 Stock Option Plan. (8)
10.19 2001 Stock Option Plan. (11)
10.20 2001 Directors' Stock Option Plan. (11)
10.21 1994 Employee Stock Purchase Plan (Amended and Restated as of January 19,
      2000). (8)
10.22 Supplemental Executive Deferred Compensation Plan III. (6)
10.23 Group Executive Incentive Plan Chairman, CEO, SR. VPs - FY- 2005. (18)

10.24 Group Executive Incentive Plan Group Vice President - Distribution Business - FY - 2005. (18)
10.25 Group Executive Incentive Plan Group Vice Presidents - FY - 2005. (18)
10.26 2005 Long-Term Incentive Plan (19)

Exhibit 12 Statements re computation of ratios

12.1  Statement of computation of ratio of earnings to fixed charges*

Exhibit 14 Code of Ethics

14.1  Code of Business Conduct (14)

Exhibit 21 Subsidiaries of the Registrant

21.1  Subsidiaries *

Exhibit 23 Consents of Experts and Counsel

23.1 Consent of Independent Registered Public Accounting Firm- Deloitte & Touche LLP*

Exhibit 31 Rule 13a-14(a)/15d-14(a) Certifications

31.1  Certification of Chief Executive Officer*

31.2  Certification of Chief Financial Officer*

Exhibit 32 Section 1350 Certifications

32.1  Certification of Chief Executive Officer pursuant to 18 U.S.C. Section
      1350*

32.2  Certification of Chief Financial Officer pursuant to 18 U.S.C. Section
      1350*


------------------
* Filed herewith.

(1) Incorporated by reference to the Company's Registration Statement on Form S-1, as amended (No. 33-33689), filed with the Commission on March 7, 1990.
(2) Incorporated by reference to the Company's Registration Statement on Form S-1, as amended (No. 333-54146), filed with the Commission on November 3, 1992.
(3) Incorporated by reference to the Company's Registration Statement on Form S-8 (No. 333-48010), filed with the Commission on May 26, 1992.
(4) Incorporated by reference to the Company's Registration Statement on Form S-3 (No. 333-60209), filed with the Commission on July 30, 1998.
(5) Incorporated by reference to the Company's Current Report on Form 8-K dated November 12, 1998, filed with the Commission on November 18, 1998.
(6) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended May 29, 1999, filed with the Commission on July 9, 1999.
(7) Incorporated by reference to the Company's Registration Statement on Form S-8 (No. 333-89145), filed with the Commission on October 15, 1999.
(8) Incorporated by reference to the Company's Registration Statement on Form S-8 (No. 333-30578), filed with the Commission on February 16, 2000.
(9) Incorporated by reference to the Company's Registration Statement on Form S-4 (No. 333-62674) as filed with the Commission on June 8, 2001.
(10) Incorporated by reference to the Company's Registration Statement on Form S-8 (No. 333-14037), filed with the Commission on October 15, 1996.
(11) Incorporated by reference to the Company's Registration Statement on Form S-8 (No. 333-71442), filed with the Commission on October 11, 2001.
(12) Incorporated by reference to the Company's Annual Report on Form 10-K/A for the fiscal year ended February 23, 2002, filed with the Commission on May 29, 2002.
(13) Incorporated by reference to the Company's Registration Statement on Form S-3 (No. 333-112493), as amended, filed with the Commission on February 5, 2004.
(14) Incorporated by reference to the Company's Transition Report on Form 10-K for the ten-month transition period ended December 31, 2002, filed with the Commission March 26, 2003.

(15) Incorporated by reference to the Company's Registration Statement on Form S-4 (No. 333-109954), as amended, filed with the Commission on October 24, 2003.
(16) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed with the Commission on March 12, 2004.
(17) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, filed with the Commission on November 5, 2004.
(18) Incorporated by reference to the Company's Current Report on Form 8-K dated April 22, 2005, filed with the Commission on April 22, 2005.
(19) Incorporated by reference to the Company's Current Report on Form 8-K dated July 26, 2005, filed with the Commission on July 26, 2005.
(20) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed with the Commission on August 5, 2005.
(21) Incorporated by reference to the Company's Current Report on Form 8-K dated December 5, 2005, filed with the Commission on December 5, 2005.




                  [Remainder of page intentionally left blank]

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 BE AEROSPACE, INC.



                                 By: /s/ Amin J. Khoury
                                     -----------------------------
                                     Amin J. Khoury
                                     Chairman and Chief Executive Officer

Date:  March 15, 2006

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

Signature                                  Title                                                    Date
---------                                  -----                                                    ----


/s/ Amin J. Khoury                         Chairman and Chief Executive Officer                     March 15, 2006
---------------------------------------
Amin J. Khoury


                                           Senior Vice President of Administration
                                           and Chief Financial Officer
/s/ Thomas P. McCaffrey                    (principal financial and accounting officer)             March 15, 2006
---------------------------------------
Thomas P. McCaffrey


/s/ Jim C. Cowart                          Director                                                 March 15, 2006
---------------------------------------
Jim C. Cowart


/s/ Richard G. Hamermesh                   Director                                                 March 15, 2006
---------------------------------------
Richard G. Hamermesh


/s/ David C. Hurley                        Director                                                 March 15, 2006
---------------------------------------
David C. Hurley


/s/ Robert J. Khoury                       Director                                                 March 15, 2006
---------------------------------------
Robert J. Khoury


/s/ Wesley W. Marple, Jr.                  Director                                                 March 15, 2006
---------------------------------------
Wesley W. Marple, Jr.


/s/ Brian H. Rowe                          Director                                                 March 15, 2006
---------------------------------------
Brian H. Rowe


/s/ Jonathan M. Schofield                  Director                                                 March 15, 2006
---------------------------------------
Jonathan M. Schofield

ITEM 8. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

                                                                            Page
                                                                            ----
Report of Independent Registered Public Accounting Firm                      F-2

Consolidated Financial Statements:

    Consolidated Balance Sheets, December 31, 2005 and December 31, 2004     F-3

    Consolidated Statements of Operations and Comprehensive Income (Loss)
    for the Fiscal Years Ended December 31, 2005 and 2004, and 2003          F-4

    Consolidated Statements of Stockholders' Equity                          F-5
    for the Fiscal Years Ended December 31, 2005 , 2004, and 2003

    Consolidated Statements of Cash Flows                                    F-6
    for the Fiscal Years Ended December 31, 2005 , 2004, and 2003

    Notes to Consolidated Financial Statements                               F-7
    for the Fiscal Years Ended December 31, 2005,  2004, and 2003

Consolidated Financial Statement Schedule:

    Schedule II - Valuation and Qualifying Accounts                         F-23
    for the Fiscal Years Ended December 31, 2005, 2004, and 2003



                  [Remainder of page intentionally left blank]

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------



The Board of Directors and Stockholders
BE Aerospace, Inc.
Wellington, Florida


    We have audited the accompanying consolidated balance sheets of BE Aerospace, Inc. and subsidiaries (the "Company") as of December 31, 2005 and December 31, 2004, and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity, and cash flows for each of the three fiscal years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in item 15(a)(2). These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of BE Aerospace, Inc. and subsidiaries as of December 31, 2005 and December 31, 2004, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

    We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 6, 2006, expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP


Costa Mesa, California
March 6, 2006

CONSOLIDATED BALANCE SHEETS, DECEMBER 31, 2005 AND DECEMBER 31, 2004
--------------------------------------------------------------------
(In millions, except share data)

                                                                                December 31,        December 31,
                                                                                   2005                 2004
                                                                             -----------------    ----------------
ASSETS
------

Current Assets:
  Cash and cash equivalents                                                     $    356.0         $     76.3
  Accounts receivable - trade, less allowance for doubtful
    accounts ($2.9 and $2.8 at December 31, 2005 and 2004, respectively)             131.9               91.6
  Inventories, net                                                                   223.7              197.8
  Deferred income tax asset, net                                                      17.5                 --
  Other current assets                                                                15.1               13.4
                                                                                ----------         ----------
    Total current assets                                                             744.2              379.1

Property and equipment, net                                                           95.0              100.2
Goodwill                                                                             362.9              370.4
Identified intangibles, net                                                          139.9              151.4
Deferred income tax asset, net                                                        62.0                 --
Other assets, net                                                                     22.5               23.7
                                                                                ----------         ----------
                                                                                $  1,426.5         $  1,024.8
                                                                                ==========         ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current Liabilities:
  Accounts payable and accrued liabilities                                      $    169.3         $    152.6
  Current portion of long-term debt                                                    1.5                1.5
                                                                                ----------         ----------
    Total current liabilities                                                        170.8              154.1

Long-term debt, net of current portion                                               677.4              678.6
Deferred income tax liabilities, net                                                   1.8                1.5
Other liabilities                                                                      6.9                7.8

Commitments, contingencies and off-balance-sheet arrangements (Note 7)

Stockholders' Equity:
  Preferred stock, $0.01 par value; 1.0 million shares
    authorized; no shares outstanding                                                   --                 --
  Common stock, $0.01 par value; 100.0 million shares
    authorized; 74.3 million (December 31, 2005) and
    56.6 million (December 31, 2004)
    shares issues and outstanding                                                      0.7                0.6
  Additional paid-in capital                                                         894.0              578.2
  Accumulated deficit                                                               (320.4)            (405.0)
  Accumulated other comprehensive (loss) income                                       (4.7)               9.0
                                                                                ----------         ----------
    Total stockholders' equity                                                       569.6              182.8
                                                                                ----------         ----------
                                                                                $  1,426.5         $  1,024.8
                                                                                ==========         ==========

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) FOR THE FISCAL YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
-----------------------------------------------------------
(In millions, except share data)

                                                              Fiscal Year Ended December 31,
                                              -------------------------------------------------------------------
                                                        2005              2004              2003
Net sales                                           $   844.1         $   733.5         $   624.4

Cost of sales                                           548.5             494.8             453.6
                                                    ---------         ---------         ---------
Gross profit                                            295.6             238.7             170.8

Operating expenses:
   Selling, general and administrative                  136.4             119.2             105.8
   Research, development and engineering                 65.6              55.1              44.7
                                                    ---------         ---------         ---------
     Total operating expenses                           202.0             174.3             150.5
                                                    ---------         ---------         ---------

Operating earnings                                       93.6              64.4              20.3

Interest expense, net                                    59.3              76.1              70.6
Loss on debt extinguishment                                --               8.8               1.2
                                                    ---------         ---------         ---------

Earnings (loss) before income taxes                      34.3             (20.5)            (51.5)

Income tax (benefit) expense                            (50.3)              1.5               2.0
                                                    ---------         ---------         ---------

Net earnings (loss)                                      84.6             (22.0)            (53.5)

Other comprehensive income (loss):
   Foreign exchange translation adjustment              (13.7)              8.3              12.3
                                                    ---------         ---------         ---------
Comprehensive income (loss)                         $    70.9         $   (13.7)        $   (41.2)
                                                    =========         =========         =========

Net earnings (loss) per share - basic               $    1.44        $    (0.53)       $    (1.49)
                                                    =========         =========         =========
Net earnings (loss) per share - diluted             $    1.39        $    (0.53)       $    (1.49)
                                                    =========         =========         =========

Weighted average common shares - basic                   58.8              41.7              36.0
                                                    =========         =========         =========
Weighted average common shares - diluted                 60.8              41.7              36.0
                                                    =========         =========         =========

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE FISCAL YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003
------------------------------------------------------------
(In millions)

                                                                                              Accumulated
                                                                Additional                       Other           Total
                                             Common Stock         Paid-in      Accumulated   Comprehensive   Stockholders'
                                          Shares      Amount      Capital        Deficit     Income (Loss)      Equity
                                          ------      ------    ----------     -----------   -------------   -------------
Balance, December 31, 2002                  35.2      $  0.3      $  410.1      $ (329.5)      $ (11.6)      $   69.3
   Sale of stock under
     employee stock purchase plan            0.7         0.1           1.3            --            --            1.4
   Exercise of stock options                 0.1          --           0.2            --            --            0.2
   Employee benefit plan
    matching contribution                    0.7          --           2.2            --            --            2.2
   Net loss                                   --          --            --         (53.5)           --          (53.5)
   Foreign currency translation
    adjustment                                --          --            --            --          12.3           12.3
                                           -----      ------       -------      --------        ------       --------
Balance, December 31, 2003                  36.7         0.4         413.8        (383.0)          0.7           31.9
   Sale of common stock
    under public offering                   18.4         0.2         156.3            --            --          156.5
   Sale of stock under
    employee stock purchase plan             0.6          --           2.9            --            --            2.9
   Exercise of stock options                 0.6          --           2.9            --            --            2.9
   Employee benefit plan
    matching contribution                    0.3          --           2.3            --            --            2.3
   Net loss                                   --          --            --         (22.0)           --          (22.0)
   Foreign currency translation
    adjustment                                --          --            --            --           8.3            8.3
                                           -----      ------       -------      --------        ------       --------
Balance, December 31, 2004                  56.6         0.6         578.2        (405.0)          9.0          182.8
   Sale of common stock under
    public offering                         15.0         0.1         268.6            --            --          268.7
   Sale of stock under
    employee stock purchase plan             0.2          --           2.8            --            --            2.8
   Exercise of stock options                 2.3          --          13.5            --            --           13.5
   Employee benefit plan
    matching contribution                    0.2          --           2.9            --            --            2.9
   Deferred income tax benefit
     from share based payments                --          --          28.0            --            --           28.0
   Net earnings                               --          --            --          84.6            --           84.6
   Foreign currency translation
     adjustment                               --          --            --            --         (13.7)         (13.7)
                                           -----      ------      --------      --------       -------       --------
Balance, December 31, 2005                  74.3      $  0.7      $  894.0      $ (320.4)      $  (4.7)      $  569.6
                                           =====      ======      ========      ========       =======       ========




See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE FISCAL YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003
------------------------------------------------------------
(In millions)

                                                                                    Fiscal Year Ended December 31,
                                                                        --------------------------------------------------------
                                                                                2005            2004              2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)                                                          $   84.6         $  (22.0)        $  (53.5)
   Adjustments to reconcile net earnings (loss) to
     net cash flows provided by (used in) operating
     activities:
       Depreciation and amortization                                             28.6             28.4             28.3
       Deferred income taxes                                                    (51.9)              --               --
       Excess tax benefits from share-based payments                             28.0               --               --
       Non-cash compensation                                                      4.1              2.3              2.2
       Provision for doubtful accounts                                            0.5              1.0              1.1
       Loss on disposal of property and equipment                                 1.0               --              1.6
       Loss on debt extinguishment                                                 --              8.8              1.2
       Impairment of inventories                                                   --               --              8.4
   Changes in operating assets and liabilities, net of effects from acquisitions:
       Accounts receivable                                                      (46.7)            (7.0)            (3.5)
       Inventories                                                              (28.9)           (25.6)            (9.5)
       Other assets                                                             (30.8)             2.5             13.6
       Payables, accruals and other liabilities                                  24.1             11.9            (15.4)
                                                                             --------         --------         --------
Net cash flows provided by (used in) operating activities                        12.6              0.3            (25.5)
                                                                             --------         --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                         (16.9)           (14.5)           (11.2)
   Acquisitions of businesses, net of cash acquired                                --            (12.5)            (2.7)
   Proceeds from sales of property and equipment                                   --              0.5              4.2
   Other, net                                                                     1.6             (0.3)            (0.9)
                                                                             --------         --------         --------
Net cash flows used in investing activities                                     (15.3)           (26.8)           (10.6)
                                                                             --------         --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock, net of
     expenses                                                                   285.1            162.3              1.4
   Principal payments on long-term debt                                          (0.9)          (202.0)            (2.3)
   Payment of debt origination costs and prepayment costs                          --             (6.3)            (6.1)
   Proceeds from long-term debt                                                    --               --            175.0
   Repayments of bank credit facility                                              --               --           (144.0)
                                                                             --------         --------         --------
Net cash flows  provided by (used in) financing activities                      284.2            (46.0)            24.0
                                                                             --------         --------         --------

Effect of exchange rate changes on cash and cash equivalents                     (1.8)             1.2              2.8
                                                                             --------         --------         --------

Net increase (decrease) in cash and cash equivalents                            279.7            (71.3)            (9.3)
Cash and cash equivalents, beginning of year                                     76.3            147.6            156.9
                                                                             --------         --------         --------
Cash and cash equivalents, end of year                                       $  356.0         $   76.3         $  147.6
                                                                             ========         ========         ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during period for:
   Interest, net                                                             $   57.8         $   76.9         $   66.4
   Income taxes, net                                                              3.2              3.2              3.0


See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FISCAL YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
-----------------------------------------------------------
(In millions, except per share data)

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

    Revenue Recognition - Sales of products are recorded when the earnings process is complete. This generally occurs when the products are shipped to the customer in accordance with the contract or purchase order, risk of loss and title has passed to the customer, collectibility is reasonably assured and pricing is fixed and determinable. In instances where title does not pass to the customer upon shipment, we recognize revenue upon delivery or customer acceptance, depending on the terms of the sales contract.

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

    Inventories - The Company values inventory at the lower of cost (FIFO or weighted average cost method) or market. The Company regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on an estimated forecast of product demand and production requirements. Demand for the Company's products can fluctuate significantly.

    Debt Issuance Costs - Costs incurred to issue debt are deferred and amortized as interest expense over the term of the related debt.

    Goodwill and Identified Intangible Assets - Under Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," goodwill and other intangible assets with indefinite lives are not amortized, but are reviewed at least annually for impairment. Acquired intangible assets with definite lives are amortized over their individual useful lives. In addition to goodwill, intangible assets with indefinite lives consist of the M & M trademark. Patents and other intangible assets are amortized using the straight-line method over periods ranging from three to thirty years (see Note
4). On at least an annual basis, management assesses whether there has been any impairment in the value of goodwill by comparing the fair value to the net carrying value of reporting units. If the carrying value exceeds its estimated fair value, an impairment loss would be recognized if the implied fair value of goodwill was less than its carrying value. In this event, the asset is written down accordingly. In accordance with SFAS No. 142, the Company completed step one of the impairment tests and fair value analysis for goodwill and other intangible assets, respectively, and there were no impairments or impairment indicators present and no impairment loss was recorded during the fiscal years ended December 31, 2005, 2004 or 2003.

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


                                                                   Fiscal Year Ended December 31,
                                             ---------------------------------------------------------------------------
                                                    2005                       2004                      2003
Balance at beginning of period                    $ 13.2                     $ 11.9                    $  8.9
  Charges to costs and expenses                     13.6                        6.5                       6.7
  Costs incurred                                   (12.5)                      (6.2)                     (3.7)
  Acquisitions                                        --                        1.0                        --
                                                  ------                     ------                    ------
Balance at end of period                          $ 14.3                     $ 13.2                    $ 11.9
                                                  ======                     ======                    ======

    Accounting for Stock-Based Compensation - The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock option and purchase plans. Had compensation cost for the Company's stock option plans and stock purchase plan been determined consistent with SFAS No. 123, the Company's net loss and net loss per share for the fiscal years ended December 31, 2005, 2004 and 2003 would have changed to the pro forma amounts indicated in the following table:

                                                                Fiscal Year Ended December 31,
                                                     -----------------------------------------------------
                                                             2005             2004             2003
As reported
   Net earnings (loss)                                    $   84.6         $  (22.0)        $  (53.5)
   Add: Stock-based compensation expense
     included in reported net earnings, net
     of tax effects                                            0.7               --               --
   Deduct: Expense per SFAS No. 123,
     fair value method, net of
     related tax effects                                      (5.6)            (7.4)            (3.3)
                                                          --------         --------         --------
Pro forma net earnings (loss)                             $   79.7         $  (29.4)        $  (56.8)
                                                          --------         --------         --------
Basic and diluted net earnings (loss) per share:
   Net earnings (loss)
     Per share - basic
     As reported                                          $    1.44        $   (0.53)       $   (1.49)
     Proforma                                             $    1.36        $   (0.70)       $   (1.58)
   Net earnings (loss)
     Per share - diluted
     As reported                                          $    1.39        $   (0.53)       $   (1.49)
     Proforma                                             $    1.31        $   (0.70)       $   (1.58)

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for options granted during the fiscal years ended December 31, 2005, 2004 and 2003:


                                                     Fiscal Year Ended December 31,
                                             ---------------------------------------------
                                                    2005           2004        2003
Weighted average valuation assumptions:
   Risk-free interest rate                          4.1%           2.8%        3.0%
   Dividend yield                                     0%             0%          0%
   Volatility                                        65%            84%         91%
   Expected life (years)                            2.2            3.3         3.5

    The weighted-average fair value of employee purchase rights granted pursuant to the Company's Employee Stock Purchase Plan during fiscal 2005, 2004 and 2003 was $3.41, $1.96 and $1.08, respectively. The fair value of those purchase rights at the date of grant was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions during fiscal 2005, 2004 and 2003:


                                                     Fiscal Year Ended December 31,
                                             ---------------------------------------------
                                                    2005           2004        2003
Weighted average valuation assumptions:
  Risk-free interest rate                           3.0%           1.3%        1.2%
  Dividend yield                                      0%             0%          0%
  Volatility                                         41%            68%        104%
  Expected life (years)                             0.5            0.5         0.5

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

Recent Accounting Pronouncements

    In December 2004, the Financial Accounting Standards Board, ("FASB") issued SFAS No. 123 (revised 2004) ("SFAS No. 123R"), "Share-Based Payment". This Statement replaces SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS No. 123R addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using the intrinsic value method under APB Opinion No. 25, "Accounting for Stock Issued to Employees", and generally would require that such transactions be accounted for using a fair-value-based method. SFAS No. 123R will be effective for the Company beginning on January 1, 2006. The Company will use the modified prospective application transition method and estimates that the adoption of SFAS No. 123R will not have a material impact on its reported results of operations due to the acceleration of vesting on all outstanding stock options approved by the Company in December 2005 (see Note
10).

    In March 2005, the FASB issued FASB Interpretation ("FIN") No. 47, "Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143". FIN No. 47 clarifies the term conditional asset retirement obligation as used in SFAS No. 143, "Accounting for Asset Retirement Obligations", and provides further guidance as to when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. Effective December 31, 2005, the Company adopted the provisions of FIN No. 47, the adoption of which did not result in any impact to our results of operations or financial position for the year ended December 31, 2005.

    In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS No. 154"), which replaces APB Opinion No. 120, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements." SFAS No. 154 changes the requirements for accounting and reporting a change in accounting principle, and applies to all voluntary changes in accounting principles, as well as changes required by an accounting pronouncement in the unusual instance it does not include specific transition provisions. Specifically, SFAS No. 154 requires retrospective application to prior periods' financial statements, unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the effects of the change, the new accounting principle must be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and a corresponding adjustment must be made to the opening balance of retained earnings for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of the change, the new principle must be applied as if it were adopted prospectively from the earliest date practicable. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS No. 154 does not change the transition provisions of any existing pronouncements. The Company has evaluated the impact of SFAS No. 154 and does not expect the adoption of this Statement to have a significant impact on its consolidated statement of income or financial condition. The Company will apply SFAS No. 154 in future periods, when applicable.

2.  INVENTORIES

    Inventories are stated at the lower of cost or market. Cost is determined using FIFO or the weighted average cost method. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs. Inventories consist of the following:

                                                                December 31, 2005                      December 31, 2004
                                                          --------------------------------       ----------------------------
Purchased materials and component parts                           $   59.8                               $   51.7
Work-in-process                                                       18.5                                   16.2
Finished goods (primarily aftermarket fasteners)                     145.4                                  129.9
                                                                  --------                               --------
                                                                  $  223.7                               $  197.8
                                                                  ========                               ========

3. PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost and depreciated and amortized generally on the straight-line method over their estimated useful lives of two to thirty years (or the lesser of the term of the lease as to leasehold improvements, as appropriate). Property and equipment consist of the following:

                                                      Useful Life           December 31,           December 31,
                                                        (Years)                2005                    2004
                                                     ---------------    --------------------    --------------------
Land, buildings and improvements                        10  -  30             $  37.0                 $  37.4
Machinery                                                3  -  13                58.9                    59.4
Tooling                                                  3  -  10                19.6                    19.8
Computer equipment and software                          3  -  15                94.2                    95.6
Furniture and equipment                                  2  -  10                 9.6                     9.9
                                                                              -------                 -------
                                                                                219.3                   222.1
Less accumulated depreciation and amortization                                 (124.3)                 (121.9)
                                                                              -------                 -------
                                                                              $  95.0                 $ 100.2
                                                                              =======                 =======

    Aggregate depreciation expense was approximately $18.8, $19.1 and $19.2 for the fiscal years ended December 31, 2005, 2004 and 2003 respectively.

4. GOODWILL AND INTANGIBLE ASSETS

    In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," the Company's goodwill and indefinite life intangible assets are not amortized, but are subject to an annual impairment test. The following sets forth the intangible assets by major asset class, all of which were acquired through business acquisition transactions:

                                                              December 31, 2005                         December 31, 2004
                                                    ---------------------------------------    ------------------------------------
                                                                                   Net                                      Net
                                   Useful Life       Original    Accumulated       Book         Original    Accumulated     Book
                                     (Years)           Cost      Amortization     Value           Cost     Amortization    Value
                                  --------------    ----------- --------------- -----------    ----------- -------------- ---------
Acquired technologies                 4-30           $  93.6         $23.4       $  70.2        $  94.1         $20.6     $ 73.5
Trademarks and patents                7-30              26.5          13.0          13.5           27.7          12.3       15.4
Trademarks (nonamortizing)              --              20.6            --          20.6           20.6            --       20.6
Technical qualifications, plans
  and drawings                        3-30              30.8          16.7          14.1           31.4          15.7       15.7
Replacement parts annuity
  and product approvals               3-30              40.4          24.8          15.6           42.2          23.9       18.3
Covenant not to compete and
  other identified intangibles        3-10              20.8          14.9           5.9           20.9          13.0        7.9
                                                     -------        ------       -------        -------        ------    -------
                                                     $ 232.7        $ 92.8       $ 139.9        $ 236.9        $ 85.5    $ 151.4
                                                     =======        ======       =======        =======        ======    =======

      Aggregate amortization expense of intangible assets was approximately $9.8, $9.3 and $9.1 for the fiscal years ended December 31, 2005, 2004 and 2003, respectively. Amortization expense associated with identified intangible assets is expected to be approximately $10.0 in each of the next five years.

    Changes to the original cost basis of goodwill during the calendar year ended December 31, 2005 were due foreign currency fluctuations. The changes in the carrying amount of goodwill for the fiscal years ended December 31, 2005 and 2004 are as follows:

                                                Commercial                                 Business
                                                 Aircraft            Distribution             Jet                 Total
                                            -------------------- -------------------- -------------------- --------------------
Balance as of December 31, 2003                  $  158.5             $  106.1             $   88.1             $  352.7
Goodwill acquired                                    10.6                  1.9                   --                 12.5
Effect of foreign currency translation                5.0                  0.2                   --                  5.2
                                                 --------             --------             --------             --------
Balance as of December 31, 2004                     174.1                108.2                 88.1                370.4
Effect of foreign currency translation               (7.3)                (0.2)                  --                 (7.5)
                                                 --------             --------             --------             --------
Balance as of December 31, 2005                    $166.8               $108.0             $   88.1             $  362.9
                                                 ========             ========             ========              =======


5. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

   Accounts payable and accrued liabilities consist of the following:

                                                                   December 31,                December 31,
                                                                       2005                        2004
                                                                 ----------------            ----------------
   Accounts payable                                                  $   80.7                    $   75.0
   Accrued salaries, vacation and related benefits                       21.6                        16.0
   Accrued interest                                                      14.1                        14.1
   Accrued product warranties                                            14.3                        13.2
   Other accrued liabilities                                             38.6                        34.3
                                                                     --------                    --------
                                                                     $  169.3                    $  152.6
                                                                     ========                    ========

6. LONG-TERM DEBT

   Long-term debt consists of the following:

                                                                   December 31,                December 31,
                                                                       2005                        2004
                                                                 ----------------            ----------------
   8 1/2% Senior Notes                                               $  175.0                    $  175.0
   8% Senior Subordinated Notes                                         249.9                       249.8
   8 7/8% Senior Subordinated Notes                                     250.0                       250.0
   Other long-term debt                                                   4.0                         5.3
                                                                     --------                    --------
                                                                        678.9                       680.1
   Less current portion of long-term debt                                (1.5)                       (1.5)
                                                                     --------                    --------
                                                                     $  677.4                    $  678.6
                                                                     ========                    ========

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

8% Senior Subordinated Notes

    The 8% Senior Subordinated Notes (the "8% Notes") were senior unsecured obligations of the Company. In January 2006, the Company redeemed the 8% Notes at a redemption price equal to 100% of the principal amount, together with the interest accrued through the redemption date, with the net proceeds of the December 2005 common stock offering. The Company incurred a loss on debt extinguishment of $1.8 related to unamortized debt issue costs, and fees and expenses related to the redemption of the 8% Notes, which has been recorded in the first quarter of 2006.

    The 8 1/2% and 8 7/8% Notes contain, and the 8% Notes contained, certain restrictive covenants, including limitations on future indebtedness, restricted payments, transactions with affiliates, liens, dividends, mergers and transfers of assets, all of which were met by the Company as of December 31, 2005.

Bank Credit Facilities

    The Company has a $50.0 credit facility with JPMorgan Chase Bank (the "Amended Bank Credit Facility"). The Amended Bank Credit Facility has no maintenance financial covenants other than an Interest Coverage Ratio (as defined in the Amended Bank Credit Facility) that must be maintained at levels equal to or greater than 1.15:1 for the trailing 12 month period. The Amended Bank Credit Facility expires in February 2007, is collateralized by substantially all of the Company's assets and contains customary affirmative covenants, negative covenants and conditions precedent for borrowings, all of which were met as of December 31, 2005.

    At December 31, 2005, indebtedness under the Amended Bank Credit Facility consisted of letters of credit aggregating approximately $11.6. The Amended Bank Credit Facility bears interest ranging from 250 to 400 basis points over the Eurodollar rate (which, as of December 31, 2005, was approximately 7.0%). The amount available for borrowing under the Amended Bank Credit Facility was $38.4 as of December 31, 2005.

    Royal Inventum B.V., one of the Company's subsidiaries, has a revolving credit agreement aggregating approximately $0.5 that renews annually. This credit agreement is collateralized by accounts receivable and inventories. There were no borrowings outstanding under Royal Invention B.V.'s credit agreement as of December 31, 2005.

    Maturities of long-term debt, are as follows:

                Year Ending December 31,
                ------------------------
                2006                                     $1.5
                2007                                      2.2
                2008                                    250.2
                2009                                       --
                2010                                    175.0
                Thereafter                              250.0
                                                        -----
                Total                                  $678.9
                                                       ======

    Interest expense amounted to $60.8 for the fiscal year ended December 31, 2005, $77.5 for the fiscal year ended December 31, 2004 and $71.6 for the fiscal ended December 31, 2003, respectively.

7. COMMITMENTS, CONTINGENCIES AND OFF-BALANCE-SHEET ARRANGEMENTS

    Lease Commitments - The Company finances its use of certain facilities and equipment under committed lease arrangements provided by various institutions. Since the terms of these arrangements meet the accounting definition of operating lease arrangements, the aggregate sum of future minimum lease payments is not reflected on the consolidated balance sheet. At December 31, 2005, future minimum lease payments under these arrangements approximated $94.7, of which approximately $84.4 is related to facility leases.

    Rent expense for the fiscal years ended December 31, 2005, 2004 and 2003 was approximately $15.1, $15.4 and $14.0, respectively. Future payments under operating leases with terms currently greater than one year are as follows:

              Year Ending December 31,
              ------------------------
              2006                               $13.9
              2007                                13.5
              2008                                12.4
              2009                                 8.5
              2010                                 6.2
              Thereafter                          40.2
                                                 -----
              Total                              $94.7
                                                 =====


    Litigation - The Company is a defendant in various legal actions arising in the normal course of business, the outcomes of which, in the opinion of management, neither individually nor in the aggregate are likely to result in a material adverse effect on the Company's financial statements.

    Indemnities, Commitments and Guarantees - During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These indemnities include non-infringement of patents and intellectual property indemnities to the Company's customers in connection with the delivery, design, manufacture and sale of its products, indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease and indemnities to other parties to certain acquisition agreements. The duration of these indemnities, commitments and guarantees varies, and in certain cases, is indefinite. Substantially all of these indemnities, commitments and guarantees provide for limitations on the Company's maximum potential future payments. The Company has not recorded any significant liability for these indemnities, commitments and guarantees in the accompanying consolidated balance sheets.

    Employment Agreements - The Company has employment and compensation agreements with three key officers of the Company. Agreements for one of the officers provides for the officer to earn a minimum of $0.9 per year through a three-year period ending from any date after which it is measured, adjusted annually for changes in the consumer price index (as defined) or as determined by the Company's Board of Directors, as well as a retirement benefit equal to the product of the years worked times 150% of the highest annual salary paid over the period. Retirement compensation is payable in a lump sum, less any prior distributions.

    A second agreement provides for an officer to receive annual minimum compensation of $0.4 per year through the two year period ending December 31, 2007, unless otherwise extended, and is adjusted annually for changes in the consumer price index (as defined) or as determined by the Company's Board of Directors.

    A third agreement provides for an officer to receive annual minimum compensation of $0.4 per year through a three-year period ending from any date after which it is measured, adjusted annually for changes in the consumer price index (as defined) or as determined by the Company's Board of Directors, as well as a retirement compensation equal to the product of the number of years worked times one-half of this officer's average highest three years' annual salary (as defined). The retirement compensation is payable in a lump sum, less any prior distributions.

    Retirement compensation has been accrued as provided for under the above-mentioned employment agreements. Through December 31, 2005, the Company fully funded these and other retirement compensation obligations, all of which were maintained in grantor trusts on behalf of the individuals. In addition, the Company has employment agreements with certain other key members of management that provide for aggregate minimum annual base compensation of $2.4 expiring on various dates through the year 2007. The Company's employment agreements generally provide for certain protections in the event of a change of control.

These protections generally include the payment of severance and related benefits under certain circumstances in the event of a change of control, and for the Company to reimburse such officers for the amount of any excise taxes associated with such benefits.

8.  INCOME TAXES

    The components of net earnings (loss) before incomes taxes were:

                                                                Fiscal Year Ended December 31,
                                           -------------------------------------------------------------------------
                                                    2005                       2004                    2003
    Earnings (loss) before income
    taxes
      United States                              $  23.5                     $  (9.3)               $  (16.4)
      Foreign                                       10.8                       (11.2)                  (35.1)
                                                 -------                     -------                --------
    Earnings (loss) before income
    taxes                                        $  34.3                     $ (20.5)               $  (51.5)
                                                 =======                     =======                ========

    Income tax (benefit) expense consists of the following:

                                                                Fiscal Year Ended December 31,
                                           -------------------------------------------------------------------------
                                                    2005                       2004                     2003
    Current:
      Federal                                   $     --                     $   --                   $ (0.9)
      State                                           --                        0.1                       --
      Foreign                                        1.6                        1.4                      2.9
                                               ----------                    ------                   ------
                                                     1.6                        1.5                      2.0
                                               ----------                    ------                   ------
    Deferred:
      Federal                                      (48.7)                        --                       --
      State                                         (3.2)                        --                       --
      Foreign                                         --                         --                       --
                                               ----------                    ------                   ------
                                                   (51.9)                        --                       --
                                               ----------                    ------                   ------

                                               $   (50.3)                    $  1.5                   $  2.0
                                               ==========                    ======                   ======

    The difference between income tax expense and the amount computed by applying the statutory U.S. federal income tax rate (35%) to the pretax loss consists of the following:

                                                                              Fiscal Year Ended December 31,
                                                         ------------------------------------------------------------------------
                                                                   2005                     2004                    2003
    Statutory federal income tax expense (benefit)            $  12.0                   $   (7.2)               $  (18.0)
    U.S. State income taxes                                      (2.1)                       0.1                      --
    Dividend income from foreign affiliate                        3.0                         --                      --
    Foreign tax rate differential                                (2.2)                       5.4                    15.2
    Non-deductible charges                                        1.3                        0.5                     1.5
    Change in federal valuation allowance                       (62.3)                       2.7                     3.3
                                                              ---------                  --------                --------
                                                              $ (50.3)                  $    1.5                $    2.0
                                                              =========                  ========                ========

    For the years ended December 31, 2003, and December 31, 2004, the Company had recorded a valuation allowance to fully reserve its net deferred tax assets based on the Company's assessment that the realization of the net deferred tax assets did not meet the "more likely than not" criterion under SFAS No. 109, "Accounting for Income Taxes". The Company reversed a significant portion of its valuation allowance on its domestic deferred tax asset during the year ended 2005. The deferred tax asset was recorded as a result of the Company's improving financial performance and outlook, as well as the expected $20 million reduction in interest expense arising from the redemption of $250 million of the Company's 8% Notes, which occurred in January 2006.

    The tax effects of temporary differences and carryforwards that give rise to deferred income tax assets and liabilities consist of the following:

                                                         December 31,     December 31,      December 31,
                                                             2005            2004              2003
                                                        --------------    ------------    ----------------
Deferred tax assets:
    Inventory reserves                                     $    9.4         $    8.3         $   10.1
    Warranty accruals                                           4.1              3.7              3.4
    Accrued liabilities                                         6.5             13.4             10.4
    Net operating loss carryforward                           139.1            137.7            125.0
    Federal capital loss carryforward                          13.0             13.0             13.0
    Federal research credit carryforward                        3.7              3.7              3.7
    Other                                                       6.0              2.4              2.1
                                                           --------         --------         --------
                                                              181.8            182.2            167.7
                                                           --------         --------         --------

Deferred tax liabilities:
    Acquisition accruals                                      (11.7)            (9.4)            (8.4)
    Intangible assets                                         (39.1)           (31.1)            (5.0)
    Depreciation                                               (5.8)            (7.6)           (12.6)
    Software development costs                                 (7.0)            (6.3)            (5.4)
                                                           --------         --------         --------
                                                              (63.6)           (54.4)           (31.4)
                                                           --------         --------         --------

Net deferred tax asset before valuation allowance             118.2            127.8            136.3
Valuation allowance                                           (40.5)          (129.3)          (136.3)
                                                           --------         ---------        ---------
    Net deferred tax asset/(liability)                     $   77.7         $   (1.5)        $     --
                                                           ========         =========        =========

    The Company maintained a valuation allowance of $40.5 as of December 31, 2005 primarily related to its foreign net operating loss carryforwards and its domestic capital loss carryforward because of uncertainties that preclude it from determining that it is more likely than not that the Company will be able to generate sufficient taxable income to realize such assets during the applicable carryforward periods.

    As of December 31, 2005, the Company had federal, state and foreign net operating loss carryforwards of approximately $293, $204 and $76, respectively. The federal and state net operating loss carryforwards begin to expire in 2012 and 2006, respectively. In addition, the Company has a federal capital loss carryover of approximately $29.5 which is scheduled to expire in 2008.

    As of December 31, 2005, the Company had a federal research tax credit carryforward of approximately $3.7 which begins to expire in 2012.

    The Company has not provided for any residual U.S. income taxes on the approximately $58 of earnings from its foreign subsidiaries because such earnings are intended to be indefinitely reinvested. Such residual U.S. income taxes, if provided for, would not be material.

9. EMPLOYEE RETIREMENT PLANS

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

    The BE Aerospace Savings and Investment Plan was established pursuant to
Section 401(k) of the Internal Revenue Code. Under the terms of the plan, covered employees may contribute up to 100% of their pay, limited to $14.0 thousand per year. The Company matches to 50% of employee contributions, subject to a maximum of 8% of an employee's base pay and through December 31, 2005, such contributions were funded in Company stock. Total expense for the plan was $3.2, $3.1 and $2.6 for the calendar years ended December 31, 2005, 2004, and 2003, respectively. Participants vest 100% in the Company match after three years of service.

10. STOCKHOLDERS' EQUITY

    Earnings (Loss) Per Share. Basic earnings (loss) per common share is determined by dividing net earnings (loss) applicable to common shareholders by the weighted average number of shares of common stock outstanding. Diluted earnings (loss) per share is determined by dividing net earnings (loss) applicable to common shareholders by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding (all related to outstanding stock options discussed below).

    The following table sets forth the computation of basic and diluted net earnings (loss) per share for the fiscal years ended December 31, 2005, 2004 and 2003:

                                                                             Fiscal Year Ended December 31,
                                                           ---------------------------------------------------------------------
                                                                 2005                    2004                     2003

Numerator - Net earnings (loss)                                $  84.6                  $ (22.0)                 $ (53.5)
                                                               =======                  =======                  =======
Denominator:
Denominator for basic earnings (loss) per share -
   Weighted average shares                                        58.8                     41.7                     36.0
Effect of dilutive securities -
   Dilutive securities                                             2.0                       --                       --
                                                               -------                  -------                  -------

Denominator for diluted earnings (loss) per share -
   Adjusted weighted average shares                               60.8                     41.7                     36.0
                                                               =======                  =======                  =======
Basic net earnings (loss) per share                            $  1.44                  $(0.53)                  $(1.49)
                                                               =======                  =======                  =======
Diluted net earnings (loss) per share                          $  1.39                  $(0.53)                  $(1.49)
                                                               =======                  =======                  =======

    The Company excluded potentially dilutive securities from the calculation of net earnings (loss) per share of approximately 1.6 million and 0.4 million for the fiscal years ended December 31, 2004 and 2003, respectively, because the effect would have been antidilutive.

      Stock Option Plans. The Company has a stock option plan under which shares of the Company's common stock may be granted to key employees and directors of the Company. The option plan provides for granting key employees options to purchase the Company's common stock. Options are granted at the discretion of the Compensation Committee of the Board of Directors. Options granted vest 25% on the date of grant and 25% per year thereafter. In December 2005 the Compensation Committee of the Board of Directors approved the acceleration of the vesting of 1.9 million stock options, which represented all remaining unvested stock options. The Company recorded a charge of $1.2 during the fourth quarter as a result of the acceleration of the vesting of such stock options. By accelerating the stock option vesting, the company expects to reduce non-cash compensation by approximately $2.5 over the 2006-2008 plan period.

      The following tables set forth options granted, canceled, forfeited and outstanding:

                                December 31, 2005
                                -----------------


                                                      Options
                                                      -------               Option Price        Weighted Average
                                                   (in thousands)             Per Share          Price Per Share
                                                                              ---------          ---------------
     Outstanding, beginning of period                    7,071               $3.25 - $30.25           $ 7.99
     Options granted                                       160               10.59 -  22.18            18.45
     Options exercised                                  (2,362)               3.25 -  17.75             5.73
     Options forfeited                                     (63)               4.43 -  29.88            11.06
                                                        -----
     Outstanding, end of period                          4,806                3.25 -  30.25             8.83
                                                        ======

     Exercisable at end of period                        4,806               $3.25 - $30.25           $ 8.83
                                                        ======

                                December 31, 2004
                                -----------------


                                                      Options
                                                      -------               Option Price        Weighted Average
                                                   (in thousands)             Per Share          Price Per Share
                                                                              ---------          ---------------
     Outstanding, beginning of period                    4,483               $3.25 - $30.25            $ 7.55
     Options granted                                     3,639                5.59 -  11.52              7.66
     Options exercised                                    (582)               4.08 -   9.04              5.04
     Options forfeited                                    (469)               4.08 -  29.88             10.21
                                                        -----
     Outstanding, end of period                          7,071                3.25 -  30.25              7.67
                                                        ======

     Exercisable at end of period                        3,910               $3.25 - $30.25            $ 7.99
                                                        ======

                                December 31, 2003
                                -----------------


                                                      Options
                                                      -------               Option Price        Weighted Average
                                                   (in thousands)             Per Share          Price Per Share
                                                                              ---------          ---------------
     Outstanding, beginning of period                    7,994               $3.25 - $30.25           $12.50
     Options granted                                        80                3.47 -   5.51             4.47
     Options exercised                                     (28)               4.08 -   4.43             4.21
     Options forfeited                                  (3,563)               4.08 -  30.25            18.93
                                                        ------
     Outstanding, end of period                          4,483                3.25 -  30.25             7.55
                                                        ======

     Exercisable at end of period                        3,289               $3.25 - $30.25           $ 8.64
                                                        ======

At December 31, 2005, 1,625,341 options were available for grant under the Company's Option Plans.

                                                     Options Outstanding
                                                     at December 31, 2005
------------------------------------------------------------------------------------------------------------------------------------


                                                  Weighted            Weighted                                       Weighted
                                                   Average             Average                                       Average
       Range of              Options            Exercise Price        Remaining               Options             Exercise Price
    Exercise Price         Outstanding           Outstanding        Contractual Life         Exercisable            Exercisable
    --------------         -----------          --------------      ----------------         -----------          --------------
                          (in thousands)                                (years)            (in thousands)
    $ 3.25 - $5.59             1,823                $4.98                 7.38                   1,823                 $ 4.98
      6.59 -  8.44             1,239                 7.09                 6.84                   1,239                   7.09
      8.75 - 12.00             1,236                10.56                 8.54                   1,236                  10.56
     16.25 - 30.25               508                22.68                 3.96                     508                  22.68



      The estimated per share fair value of options granted during the years ended December 31, 2005, 2004 and 2003 was $4.52, $3.86 and $3.17, respectively.

    In June 2003, pursuant to a plan approved by its shareholders, the Company launched an option exchange offer pursuant to which employees and non-employee directors of the Company and its subsidiaries were given the opportunity to exchange certain of their stock options granted under the Company's equity plans with an exercise price equal to, or in excess of, $12.00. The offer was a three-for-one exchange whereby the Company granted one new option to purchase one share of common stock for every three eligible options tendered in the offer. The offer closed on July 22, 2003, at which time 2,837,596 options held by 106 employees were canceled. In accordance with the terms of the offer, the Company granted an aggregate of 941,162 new options to the participating employees on January 26, 2004. Each new option has an exercise price of $6.59, which was the closing price of the Company's common stock on the trading day immediately preceding the date of grant.

11. EMPLOYEE STOCK PURCHASE PLAN

    The Company has established a qualified Employee Stock Purchase Plan, the terms of which allow for qualified employees (as defined) to participate in the purchase of designated shares of the Company's common stock at a price equal to 85% of the closing price at the end of each semi-annual stock purchase period. The Company issued approximately 241,000, 576,000 and 742,000 shares of common stock during the fiscal years ended December 31, 2005, 2004 and 2003, respectively, pursuant to this plan at a weighted average price per share of $11.45, $4.94 and $1.83, respectively.

12. SEGMENT REPORTING

    The Company is organized based on the products and services it offers. Under this organizational structure, the Company has three reportable segments:
Commercial Aircraft, Distribution and Business Jet. The Commercial Aircraft segment consists of eight operating facilities while the Distribution and Business Jet segments consist of one and two principal operating facilities, respectively.

    Each segment reports its results of operations and makes requests for capital expenditures and acquisition funding to the Company's chief operational decision-making group. This group is presently comprised of the Chairman and Chief Executive Officer, the President and Chief Operating Officer, and the Senior Vice President of Administration and Chief Financial Officer. Each operating segment has separate management teams and infrastructures dedicated to providing a full range of products and services to their commercial, business jet and aircraft-manufacturing customers.

The following table presents net sales and other financial information by business segment:

                                                          YEAR ENDED DECEMBER 31, 2005
                                       ----------------------------------------------------------------------
                                          Commercial                           Business
                                           Aircraft         Distribution         Jet            Consolidated
                                       ----------------------------------------------------------------------
Net sales                                   $550.0              $173.9          $120.2            $  844.1
Operating earnings                            50.9                34.9             7.8                93.6
Total assets                                 948.6               284.3           193.6             1,426.5
Goodwill                                     166.8               108.0            88.1               362.9
Capital expenditures                          12.8                 1.1             3.0                16.9
Depreciation and amortization                 23.2                 2.2             3.2                28.6

                                                         YEAR ENDED DECEMBER 31, 2004
                                       ----------------------------------------------------------------------
                                         Commercial                             Business
                                          Aircraft       Distribution              Jet          Consolidated
                                       ----------------------------------------------------------------------
Net sales                                   $514.1              $144.2           $ 75.2            $ 733.5
Operating earnings (loss)                     39.8                25.9             (1.3)              64.4
Total assets                                 594.1               263.0            167.7            1,024.8
Goodwill                                     174.1               108.2             88.1              370.4
Capital expenditures                          11.8                 1.3              1.4               14.5
Depreciation and amortization                 23.2                 2.0              3.2               28.4

                                                         YEAR ENDED DECEMBER 31, 2003
                                       ----------------------------------------------------------------------
                                         Commercial                           Business
                                          Aircraft       Distribution            Jet           Consolidated
                                       ----------------------------------------------------------------------
Net sales                                   $455.3           $103.7              $65.4             $ 624.4
Operating earnings (loss)                     11.8             18.0               (9.5)               20.3
Total assets                                 658.4            234.2              159.9             1,052.5
Goodwill                                     158.5            106.1               88.1               352.7
Capital expenditures                           8.9              0.9                1.4                11.2
Depreciation and amortization                 23.0              1.9                3.4                28.3

    Net sales for these business segments for the fiscal years ended December 31, 2005, 2004 and 2003 are presented below:

                                         Year Ended                 Year Ended                      Year Ended
                                      December 31, 2005           December 31, 2004               December 31, 2003
                                   -----------------------    ------------------------      ----------------------------
                                       Net         % of             Net         % of                Net        % of
                                      Sales     Net Sales          Sales      Net Sales            Sales      Net Sales
                                   -------------------------------------------------------------------------------------
Commercial aircraft                   $550.0       65.2%           $514.1       70.1%              $455.3       72.9%
Distribution                           173.9       20.6%            144.2       19.7%               103.7       16.6%
Business jet                           120.2       14.2%             75.2       10.2%                65.4       10.5%
                                   -----------------------    ------------------------      ----------------------------
Net sales                             $844.1      100.0%           $733.5      100.0%              $624.4      100.0%
                                   =======================    ========================      ============================

Geographic Origination

    The Company operated principally in two geographic areas, the United States and Europe (primarily the United Kingdom), during the fiscal years ended December 31, 2005, 2004 and, 2003. There were no significant transfers between geographic areas during these periods. Identifiable assets are those assets of the Company that are identified with the operations in each geographic area.

    The following table presents net sales and operating earnings (loss) for the fiscal years ended December 31, 2005, 2004 and 2003 and identifiable assets as of December 31, 2005, 2004 and 2003 by geographic area:


                                                  Fiscal Year Ended December 31,
                                  -----------------------------------------------------------
                                           2005              2004               2003
  Net sales:
  United States operations            $    588.4        $    495.7         $    408.0
  European operations                      255.7             237.8              216.4
                                      ----------        ----------         ----------
  Total:                              $    844.1        $    733.5         $    624.4
                                      ==========        ==========         ==========

  Operating earnings (loss):
  United States operations            $     72.1        $     73.1         $     53.6
  European operations                       21.5              (8.7)             (33.3)
                                      ----------        ----------         ----------
  Total:                              $     93.6        $     64.4         $     20.3
                                      ==========        ==========         ==========

  Identifiable assets:
  United States operations            $  1,214.2        $    804.6         $    839.9
  European operations                      212.3             220.2              212.6
                                      ----------        ----------         ----------
  Total:                              $  1,426.5        $  1,024.8         $  1,052.5
                                      ==========        ==========         ==========

Geographic Destination

    Export sales from the United States to customers in foreign countries amounted to approximately $241.9, $179.3 and $151.0 in the fiscal years ended December 31, 2005, 2004 and 2003, respectively.

    Net sales by geographic segment (based on destination) were as follows:


                                                      Fiscal Year Ended December 31,
                       ----------------------------------------------------------------------------------------------
                                  2005                            2004                             2003
                       ---------------------------    -----------------------------    ------------------------------
                           Net           % of              Net            % of              Net            % of
                          Sales       Net Sales           Sales        Net Sales           Sales        Net Sales
                       ---------------------------    -----------------------------    -----------------------------
United States          $  399.4          47.3%         $  376.5          51.3%           $  307.5         49.3%
Europe                    202.2          24.0%            175.1          23.9%              168.4         27.0%
Asia                      195.0          23.1%            143.3          19.5%              114.0         18.2%
Rest of World              47.5           5.6%             38.6           5.3%               34.5          5.5%
                       ---------------------------    -----------------------------    -----------------------------
                       $  844.1         100.0%         $  733.5         100.0%          $   624.4        100.0%
                       ===========================    =============================    =============================

    Major customers (i.e., customers representing more than 10% of net sales) change from year to year depending on the level of refurbishment activity and/or the level of new aircraft purchases by such customers. There were no major customers in the three-year period ended December 31, 2005.

13. FAIR VALUE INFORMATION

    The following disclosure of the estimated fair value of financial instruments at December 31, 2005 and 2004 is made in accordance with the requirements of SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies; however, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

    The carrying amounts of cash and cash equivalents, accounts receivable-trade, and accounts payable are a reasonable estimate of their fair values as interest is based upon floating market rates. The fair values of the Company's Notes as of December 31, 2005 and 2004 are as follows:

                                          December 31,          December 31,
                                              2005                  2004
                                       ------------------     ----------------
          8 1/2% Notes                       $186.4                $192.5
          8% Notes                            250.0                 248.8
          8 7/8% Notes                        262.5                 260.0

    The fair value information presented herein is based on pertinent information available to management at December 31, 2005 and December 31, 2004, respectively. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since that date, and current estimates of fair value may differ significantly from the amounts presented herein.

14. SELECTED QUARTERLY DATA (Unaudited)

    Summarized quarterly financial data for the fiscal years ended December 31, 2005 and December 31, 2004 are as follows:

                                                            Year Ended December 31, 2005
                                          ---------------------------------------------------------------------
                                               First            Second          Third          Fourth
                                              Quarter          Quarter         Quarter        Quarter
                                          ---------------------------------------------------------------------
Net sales                                   $   196.5        $   207.6        $  217.1        $  222.9
Gross profit                                     68.0             72.8            76.6            78.2
Net earnings                                      4.1              8.4            10.0            62.1(2)
Basic net earnings per share (1)                  0.07             0.15            0.17            0.99
Diluted net earnings per share (1)                0.07             0.14            0.16            0.96

                                                            Year Ended December 31, 2004
                                        ---------------------------------------------------------------------
                                           First             Second            Third            Fourth
                                          Quarter           Quarter           Quarter           Quarter
                                        ---------------------------------------------------------------------
Net sales                               $   175.1         $   185.3         $   183.5         $   189.6
Gross profit                                 53.6              61.8              60.1              63.2
Net loss                                     (7.6)             (2.4)             (2.7)             (9.3)
Basic net loss per share (1)                 (0.21)            (0.06)            (0.07)            (0.17)
Diluted net loss per share (1)               (0.21)            (0.06)            (0.07)            (0.17)

(1) Net earnings (loss) per share is computed individually for each quarter presented. Therefore, the sum of the quarterly net earnings (loss) per share may not necessarily equal the total for the year.
(2) See Note 8 to the Consolidated Financial Statements regarding the reversal of a significant portion of the deferred tax asset valuation allowance.



                  [Remainder of page intentionally left blank]

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
FOR THE FISCAL YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003
------------------------------------------------------------
(In millions)

                                                          BALANCE                                                          BALANCE
                                                       AT BEGINNING                                      WRITE-OFFS/        AT END
                                                         OF PERIOD         EXPENSES         OTHER         DISPOSALS       OF PERIOD
                                                    --------------------------------------------------------------------------------
DEDUCTED FROM ASSETS:

Allowance for doubtful accounts:
-------------------------------
Fiscal year ended December 31, 2005                       $  2.8            $  0.5           $(0.1)        $  0.3           $  2.9
Fiscal year ended December 31, 2004                          2.2               1.0             0.2            0.6              2.8
Fiscal year ended December 31, 2003                          3.9               1.1            (0.1)           2.7              2.2

Reserve for obsolete inventories:
--------------------------------
Fiscal year ended December 31, 2005                       $ 26.9            $ 16.0           $(0.7)        $ 15.1           $ 27.1
Fiscal year ended December 31, 2004                         27.3               3.8             1.5            5.7             26.9
Fiscal year ended December 31, 2003                         29.0               9.1             0.7           11.5             27.3
