Form 10-Q
period 2006-03-31
BE AEROSPACE INC
filed 2006-05-09
CIK 861361

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q



                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



                  For The Quarterly Period Ended March 31, 2006



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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES[X] NO[ ]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (check one): Large accelerated filer [X] Accelerated filer [ ] Non-accelerated filer [ ]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

    The registrant has one class of common stock, $0.01 par value, of which 77,445,476 shares were outstanding as of May 5, 2006.

                               BE AEROSPACE, INC.

                 Form 10-Q for the Quarter Ended March 31, 2006

                                Table of Contents


                                                                            Page

    Part I    Financial Information

    Item 1.   Condensed Consolidated Financial Statements (Unaudited)

              a)  Condensed Consolidated Balance Sheets
                  as of March 31, 2006 and December 31, 2005...................3

              b) Condensed Consolidated Statements of Earnings for the
                  Three Months Ended March 31, 2006 and March 31, 2005.........4

              c) Condensed Consolidated Statements of Cash Flows for the
                  Three Months Ended March 31, 2006 and March 31, 2005.........5

              d)  Notes to Condensed Consolidated Financial Statements.........6

    Item 2.   Management's Discussion and Analysis of Financial Condition
              and Results of Operations.......................................12

    Item 3.   Quantitative and Qualitative Disclosures About Market Risk......20

    Item 4.   Controls and Procedures.........................................20

    Part II   Other Information

    Item 1.   Legal Proceedings...............................................21

    Item 1A.  Risk Factors....................................................21

    Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.....21

    Item 3.   Defaults Upon Senior Securities.................................21

    Item 4.   Submission of Matters to a Vote of Security Holders.............21

    Item 5.   Other Information...............................................21

    Item 6.   Exhibits........................................................21

              Signatures......................................................22

PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



                               BE AEROSPACE, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                    (Dollars in millions, except share data)

                                                                                           March 31,                December 31,
                                                                                              2006                      2005
                                                                                      ---------------------   ----------------------

ASSETS

Current assets:
    Cash and cash equivalents                                                                  $    140.5              $    356.0
    Accounts receivable - trade, less allowance for doubtful accounts
        ($3.2 at March 31, 2006 and $2.8 at December 31, 2005)                                      149.8                   131.9
    Inventories, net                                                                                249.4                   223.7
    Deferred income tax asset, net                                                                   17.5                    17.5
    Other current assets                                                                             17.5                    15.1
                                                                                               ----------              ----------
        Total current assets                                                                        574.7                   744.2
                                                                                               ----------              ----------

Property and equipment, net                                                                          95.1                    95.0
Goodwill                                                                                            363.4                   362.9
Identifiable intangible assets, net                                                                 137.7                   139.9
Deferred income tax asset, net                                                                       57.1                    62.0
Other assets, net                                                                                    19.4                    22.5
                                                                                               ----------              ----------
                                                                                               $  1,247.4              $  1,426.5
                                                                                               ==========              ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued liabilities                                                   $    203.8              $    169.3
    Current maturities of long-term debt                                                              1.5                     1.5
                                                                                               ----------              ----------
        Total current liabilities                                                                   205.3                   170.8
                                                                                               ----------              ----------

Long-term debt, net of current maturities                                                           427.5                   677.4
Deferred income tax liabilities, net                                                                  1.8                     1.8
Other non-current liabilities                                                                         6.8                     6.9

Commitments, contingencies and off-balance sheet arrangements (Note 4)

Stockholders' equity:
    Preferred stock, $0.01 par value; 1.0 million shares
        authorized; no shares outstanding                                                              --                      --
    Common stock, $0.01 par value; 100.0 million shares
        authorized; 77.1 million (March 31, 2006) and
        74.3 million (December 31, 2005) shares issued
        and outstanding                                                                               0.8                     0.7
    Additional paid-in capital                                                                      915.1                   894.0
    Accumulated deficit                                                                            (306.6)                 (320.4)
    Accumulated other comprehensive loss                                                             (3.3)                   (4.7)
                                                                                               -----------             -----------
        Total stockholders' equity                                                                  606.0                   569.6
                                                                                               ----------              ----------
                                                                                               $  1,247.4              $  1,426.5
                                                                                                =========               =========



See accompanying notes to condensed consolidated financial statements.

                               BE AEROSPACE, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
                  (Dollars in millions, except per share data)


                                                      THREE MONTHS ENDED
                                           -------------------------------------
                                               March 31,             March 31,
                                                  2006                 2005
                                           ------------------- -----------------

Net sales                                      $  247.2            $  196.5

Cost of sales                                     160.7               128.5
                                               --------            --------

Gross profit                                       86.5                68.0

Gross profit percentage                            35.0%               34.6%

Operating expenses:

  Selling, general and administrative              37.0                31.7
  Research, development and engineering            18.4                16.4
                                               --------            --------
    Total operating expenses                       55.4                48.1
                                               --------            --------

Operating earnings                                 31.1                19.9

Operating earnings percentage                      12.6%               10.1%

Interest expense, net                               9.5                15.1
Loss on debt extinguishment                         1.8                  --
                                               --------            --------

Earnings before income taxes                       19.8                 4.8

Income taxes                                        6.0                 0.7
                                               --------            --------

Net earnings                                   $   13.8            $    4.1
                                               ========            ========

Net earnings per common share:

  Basic                                        $    0.18           $    0.07
                                               =========           =========
  Diluted                                      $    0.18           $    0.07
                                               =========           =========

Weighted average common shares:

  Basic                                            75.2                56.8
  Diluted                                          76.8                59.4


See accompanying notes to condensed consolidated financial statements.

                               BE AEROSPACE, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                              (Dollars in millions)


                                                                                               THREE MONTHS ENDED
                                                                                  ----------------------------------------------
                                                                                        March 31,                March 31,
                                                                                         2006                     2005
                                                                                  --------------------    ----------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net earnings                                                                       $  13.8                 $   4.1
    Adjustments to reconcile net earnings to net cash flows
         provided by (used in) operating activities:
         Depreciation and amortization                                                     7.0                     7.2
         Provision for doubtful accounts                                                   0.5                     0.2
         Non-cash employee benefit plan contributions                                      0.2                     0.7
         Deferred income taxes                                                             5.0                      --
         Loss on debt extinguishment                                                       1.8                      --
    Changes in operating assets and liabilities:
         Accounts receivable                                                             (17.9)                  (17.6)
         Inventories                                                                     (25.6)                  (17.9)
         Other current assets and other assets                                            (0.9)                    1.2
         Payables, accruals and other liabilities                                         35.0                    11.1
                                                                                       -------                 -------
Net cash flows provided by (used in) operating activities                                 18.9                   (11.0)
                                                                                       -------                 -------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                                  (4.4)                   (3.2)
    Proceeds from sale of property and equipment                                            --                     0.2
                                                                                       -------                 -------
Net cash flows used in investing activities                                               (4.4)                   (3.0)
                                                                                       -------                 -------


CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from common stock issued                                                     19.8                     1.8
    Repayment of long-term debt                                                         (250.0)                   (0.1)
                                                                                       --------                -------
Net cash flows (used in) provided by financing activities                               (230.2)                    1.7
                                                                                       --------                -------

Effect of foreign exchange rate changes on cash and cash equivalents                       0.2                    (0.6)
                                                                                       -------                 -------

Net decrease in cash and cash equivalents                                               (215.5)                  (12.9)

Cash and cash equivalents, beginning of period                                           356.0                    76.3
                                                                                       -------                 -------

Cash and cash equivalents, end of period                                               $ 140.5                 $  63.4
                                                                                       =======                 =======

Supplemental disclosures of cash flow information:
Cash paid during period for:
    Interest, net                                                                      $   7.4                 $  10.2
    Income taxes, net                                                                  $   0.5                 $   0.3




See accompanying notes to condensed consolidated financial statements.

                               BE AEROSPACE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            (Unaudited - Dollars In Millions, Except Per Share Data)

Note 1.    Basis of Presentation

       The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and are unaudited pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. All adjustments which, in the opinion of management, are considered necessary for a fair presentation of the results of operations for the periods shown, are of a normal recurring nature and have been reflected in the condensed consolidated financial statements. The results of operations for the periods presented are not necessarily indicative of the results expected for the full fiscal year or for any future period. The information included in these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the BE Aerospace, Inc. (the "Company" or "B/E") Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

       The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts and related disclosures. Actual results could differ from those estimates.

Note 2.    Goodwill and Intangible Assets

       In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," the Company has completed the fair value analysis for goodwill and other intangible assets as of December 31, 2005, and concluded that no impairment existed. As of March 31, 2006, the Company believed that no indicators of impairment existed. Aggregate amortization expense on identifiable intangible assets was approximately $2.4 and $2.4 for the three months ended March 31, 2006 and 2005, respectively. Amortization expense is expected to be approximately $10.0 in each of the next five fiscal years.

Note 3.    Long-Term Debt

       The Company's $50.0 credit facility with JPMorgan Chase Bank (the "Amended Bank Credit Facility") has no maintenance financial covenants other than an Interest Coverage Ratio (as defined in the Amended Bank Credit Facility) that must be maintained at a level equal to or greater than 1.15:1 for the trailing 12-month period. The Amended Bank Credit Facility, which expires in February 2007, is collateralized by substantially all of the Company's assets and contains customary affirmative covenants, negative covenants and conditions precedent for borrowings, all of which were met as of March 31, 2006.

       At March 31, 2006, indebtedness under the Amended Bank Credit Facility consisted of letters of credit aggregating approximately $9.0. The Amended Bank Credit Facility bears interest ranging from 250 to 400 basis points over the Eurodollar rate. As of March 31, 2006, the interest rate on any outstanding borrowings was approximately 6.8%. The amount available for borrowing under the Amended Bank Credit Facility was $41.0 as of March 31, 2006.

       Long-term debt consists principally of the $175 8-1/2% senior notes due 2010 and $250 8-7/8% senior subordinated notes due 2011. The $175 8-1/2% senior notes mature on October 1, 2010, and the $250 8-7/8% notes mature on May 1, 2011. The senior subordinated notes are unsecured senior subordinated obligations and are subordinated to all senior indebtedness. The senior notes are unsecured obligations and are senior to all subordinated indebtedness, but subordinate to the Amended Bank Credit Facility to the extent the Company's assets collateralize borrowings under the Amended Bank Credit Facility. Each of the 8-1/2% senior notes and 8-7/8% senior subordinated notes contains restrictive covenants, including limitations on future indebtedness, restricted payments, transactions with affiliates, liens, dividends, mergers and transfers of assets, all of which were met as of March 31, 2006. A breach of these covenants, or the covenants under the Company's current Amended Bank Credit Facility or any future bank credit facility, that continues beyond any grace period can constitute a default, which can limit the ability to borrow and can give rise to a right of the lenders to terminate the applicable facility and/or require immediate repayment of any outstanding debt.

        The 8% Senior Subordinated Notes (the "8% Notes") were senior unsecured obligations of the Company. In January 2006, the Company redeemed the 8% Notes at a redemption price equal to 100% of the principal amount, together with the interest accrued through the redemption date, with the net proceeds of the December 2005 common stock offering. The Company recorded in the first quarter of 2006 a loss on debt extinguishment of $1.8 related to unamortized debt issue costs and fees and expenses related to the redemption of the 8% Notes.

Note 4.    Commitments, Contingencies and Off-Balance Sheet Arrangements

       Lease Commitments -- The Company finances its use of certain facilities and equipment under committed lease arrangements provided by various institutions. Since the terms of these arrangements meet the accounting definition of operating lease arrangements, the aggregate sum of future minimum lease payments is not reflected on the consolidated balance sheet. At March 31, 2006, future minimum lease payments under these arrangements, the majority of which related to the long-term real estate leases, totaled approximately $97.4.

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



                                                                       THREE MONTHS ENDED
                                                          ---------------------------------------------
                                                               March 31,                March 31,
                                                                 2006                     2005
                                                          -------------------- --- --------------------

Beginning balance                                             $  14.3                  $  13.2
Accruals for warranties issued during the period                  2.0                      1.9
Settlements made                                                 (1.5)                    (3.2)
                                                          --------------------     --------------------
Ending balance                                                $  14.8                  $  11.9
                                                          ====================     ====================


Note 5.    Accounting for Stock Based Compensation

       Effective January 1, 2006, the Company began accounting for share-based compensation arrangements in accordance with the provisions of Financial Accounting Standard Board (FASB) Statement No. 123(R), "Share-Based Payment" (SFAS 123(R)). Under SFAS 123(R), share-based compensation cost is measured on the date of grant, based on the fair value of the award, and is recognized over the requisite service period.

       The Company uses the Black-Scholes valuation method to measure fair value. The Black-Scholes valuation calculation requires the Company to estimate key assumptions such as expected term, volatility and forfeiture rates to determine the award's fair value. The estimate of these key assumptions is based on historical information and judgment regarding market factors and trends. The expected term of options granted is derived from historical data on employee exercise and post-vesting employment termination behavior. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatility is based on both the implied volatilities from traded options on our stock and historical volatility on our stock.

       The Company previously applied Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations and provided the required pro forma disclosures of SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). For options granted prior to January 1, 2006 and valued in accordance with SFAS 123, the expected volatility used to estimate the fair value of the options was based solely on the historical volatility on our stock. The Company used the graded vested method for expense attribution and recognized options forfeitures as they occurred as allowed by SFAS 123.

       The Company adopted the fair value recognition provisions of SFAS 123(R) using the modified prospective transition method. Under the modified prospective transition method, prior periods are not restated for the effects of adopting SFAS 123(R). Commencing with the first quarter of fiscal year 2006, compensation cost includes all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). No compensation cost has been recognized for share-based payments granted prior to January 1, 2006 as the vesting of all remaining unvested awards were accelerated in December 2005.

       The Black-Scholes option valuation model requires the input of highly subjective assumptions, including the expected life of the stock-based award and stock price volatility. The assumptions utilized represent management's best estimates, but these estimates involve inherent uncertainties and the application of management's judgment. As a result, if other assumptions had been used, the Company's recorded and pro forma stock-based compensation expense could have been materially different from that depicted below. In accordance with SFAS 123(R), the Company is required to estimate the expected forfeiture rate at the grant date and recognize expense for those shares expected to vest. The expected forfeiture rate is periodically updated to reflect actual forfeitures.

       No options were granted during the fiscal quarters ended March 31, 2006 and 2005. The following table illustrates the effects of options outstanding prior to January 1, 2005 and employee purchase rights granted in January 2005 on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123(R) in the first quarter of fiscal 2005.

                                                            Three Months Ended
                                                              March 31, 2005
                                                            ------------------
      As reported
         Net earnings                                           $ 4.1
         Add: APB 25 share-based compensation
            expense included in reported net
            earnings, net of tax effects                           --
         Deduct: Share-based employee
            compensation, fair value method, net
            of related tax effects                               (1.5)
                                                                -----
      Pro forma net earnings                                    $ 2.6
                                                                -----
      Basic and diluted net earnings per share:
         Net earnings
           Per share - basic
                 As reported                                   $ 0.07
                 Pro forma                                     $ 0.05
         Net earnings
           Per share - diluted
                As reported                                    $ 0.07
                Pro forma                                      $ 0.04

      The Company has established a qualified Employee Stock Purchase Plan. Prior to January 1, 2006, the terms of this plan allowed for qualified employees (as defined) to participate in the purchase of designated shares of the Company's common stock at a price equal to the lower of 85% of the closing price at the beginning or end of each semi-annual stock purchase period. Subsequent to January 1, 2006, the purchase price is equal to 85% of the closing price at the
end of each semi-annual stock purchase period. The      -average fair value
of employee purchase rights granted pursuant to the Company's Employee Stock Purchase Plan during the first quarter of fiscal 2005 was $3.10. The fair value of those purchase rights at the date of grant was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 2.6%, dividend yield of 0%, volatility of 46%, and expected life of 0.5 years.

      The following tables set forth options granted, canceled, forfeited and outstanding:

                                 March 31, 2006
                                 --------------
                                                                   Weighted
                                                                    Average
                                            Options             Price Per Share
                                            -------             ---------------
                                         (in thousands)

     Outstanding, beginning of period        4,806                 $ 8.83
     Options granted                            --                     --
     Options exercised                      (2,765)                  6.93
     Options forfeited                          (4)                  6.83
                                            ------
     Outstanding, end of period              2,037                  11.67
                                            ======

     Exercisable at end of period            2,037                 $11.67
                                            ======


                      Options Outstanding at March 31, 2006

                                             Weighted
                                              Average          Weighted
          Range of         Options        Exercise Price        Average
          Exercise       Outstanding     Outstanding and       Remaining
           Price       and Exercisable     Exercisable      Contractual Life
           -----       ---------------   ---------------    ----------------
                       (in thousands)                          (years)
      $ 3.39 - $5.59        516               $ 5.05             7.14
        6.59 - 9.70         381                 7.26             6.20
       10.42 - 10.42        442                10.42             8.65
       10.59 - 20.81        450                15.85             4.64
       21.50 - 30.25        248                26.80             3.98



       The Company issues new shares of common stock upon exercise of stock options. During the first quarter of fiscal year 2006, 2.8 million stock options were exercised with an aggregate intrinsic value of $48.5 million determined as of the date of option exercise. The aggregate intrinsic value of outstanding options as of March 31, 2006 was $28.1 million.

       Prior to the adoption of SFAS 123(R), the Company presented all tax benefits resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. SFAS 123(R) requires the cash flows resulting from the tax benefits from tax deductions in excess of deferred tax asset (hypothetical and actual) recorded for stock compensation costs (excess tax benefits) to be classified as financing cash flows.

Note 6.    Segment Reporting

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

        The following table presents net sales and other financial information by business segment:

                                                     THREE MONTHS ENDED
                                              --------------------------------
                                                 March 31,       March 31,
                                                   2006             2005
                                              ---------------- ---------------
     Net sales
       Commercial Aircraft                        $ 153.7          $ 127.6
       Distribution                                  53.7             43.0
       Business Jet                                  39.8             25.9
                                              ---------------- ---------------
                                                  $ 247.2          $ 196.5
                                              ================ ===============

     Operating earnings
       Commercial Aircraft                        $  15.5          $   9.0
       Distribution                                  11.8              8.8
       Business Jet                                   3.8              2.1
                                              ---------------  ---------------
                                                  $  31.1          $  19.9
                                              ===============  ===============

Note 7.    Net Earnings Per Common Share

        Basic net earnings per common share is computed using the weighted average common shares outstanding during the period. Diluted net earnings per common share is computed by using the average share price during the period when calculating the dilutive effect of stock options. Shares outstanding for the periods presented were as follows:

                                                            THREE MONTHS ENDED
                                                          ----------------------
                                                           March 31,  March 31,
                                                             2006      2005
                                                          ---------- ----------
     Net earnings                                           $ 13.8     $  4.1
                                                          ========== ==========

     Basic weighted average common shares (in millions)       75.2       56.8
     Effect of dilutive stock options and stock purchases
        under the employee stock purchase plan (in millions)   1.6        2.6
                                                          ---------- ----------
     Diluted weighted average common shares                   76.8       59.4
                                                          ========== ==========

     Basic and diluted net earnings per share               $ 0.18      $0.07
                                                          ========== ==========

Note 8.    Comprehensive Earnings

        Comprehensive earnings is defined as all changes in a company's net assets except changes resulting from transactions with shareholders. It differs from net earnings in that certain items currently recorded to equity would be a part of comprehensive earnings. The following table sets forth the computation of comprehensive earnings for the periods presented:

                                                          THREE MONTHS ENDED
                                                      -------------------------
                                                       March 31,       March 31,
                                                        2006            2005
                                                      -------------------------
Net earnings                                           $ 13.8            $4.1
Other comprehensive earnings:
   Foreign exchange translation adjustment                1.4            (3.4)
                                                       ------            ----
Comprehensive earnings                                 $ 15.2            $0.7
                                                       ======            ====

                               BE AEROSPACE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
            (Unaudited - Dollars In Millions, Except Per Share Data)

Note 9.    Recent Accounting Pronouncements

    In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments - An Amendment of FASB Statements No. 133 and 140" (SFAS 155). SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The adoption of SFAS 155 is not expected to have a material impact on the Company's financial statements.


                  [Remainder of page intentionally left blank]

                               BE AEROSPACE, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           (Dollars In Millions, Except Per Share Data)

OVERVIEW

       The following discussion and analysis addresses the results of our operations for the three months ended March 31, 2006, as compared to our results of operations for the three months ended March 31, 2005. In addition, the discussion and analysis address our liquidity, financial condition and other matters for these periods.

       Based on our experience in the industry, we believe that we are the world's largest manufacturer of cabin interior products for commercial aircraft and for business jets and a leading aftermarket distributor of aerospace fasteners. We sell our manufactured products directly to virtually all of the world's major airlines and airframe manufacturers and a wide variety of business jet customers. In addition, based on our experience, we believe that we have achieved leading global market positions in each of our major product categories, which include:

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

       o business jet and general aviation interior products, including an extensive line of executive aircraft seats, direct and indirect overhead lighting systems, oxygen delivery systems, air valve systems, high-end furniture and cabinetry; and

       o a broad line of aerospace fasteners, covering over 140,000 stock keeping units (SKUs).

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

       Net sales by line of business for the three-month periods ended March 31, 2006 and March 31, 2005 were as follows:

                                            THREE MONTHS ENDED
                             ---------------------------------------------------
                                March 31, 2006               March 31, 2005
                             ---------------------   ---------------------------
                                Net       % of           Net           % of
                               Sales     Net Sales      Sales        Net Sales
                             --------   ----------   -----------    -----------
Commercial aircraft           $153.7      62.2%        $127.6          64.9%
Distribution                    53.7      21.7%          43.0          21.9%
Business jet                    39.8      16.1%          25.9          13.2%
                             ---------  ----------   -----------  -------------
Net sales                     $247.2     100.0%        $196.5         100.0%
                             =========  ==========   ===========  =============

       Net sales by domestic and foreign operations for the three-month periods ended March 31, 2006 and March 31, 2005 were as follows:

                              -----------------------------------------------
                                             THREE MONTHS ENDED
                              -----------------------------------------------
                                 March 31, 2006            March 31, 2005
                              ---------------------    ----------------------
             Domestic                $170.2                   $140.3
             Foreign                   77.0                     56.2
                                     ------                   ------
             Total                   $247.2                   $196.5
                                     ======                   ======

       Net sales by geographic area (based on destination) for the three-month periods ended March 31, 2006 and March 31, 2005 were as follows:

                              -----------------------------------------------
                                            THREE MONTHS ENDED
                              -----------------------------------------------
                                 March 31, 2006           March 31, 2005
                              ---------------------    ----------------------
                                 Net      % of           Net        % of
                                Sales    Net Sales      Sales     Net Sales
                              --------  -----------    --------  ------------
             United States      $103.2     41.7%        $102.1      52.0%
             Europe               72.1     29.2%          44.6      22.7%
             Asia                 58.7     23.7%          40.3      20.5%
             Rest of World        13.2      5.4%           9.5       4.8%
                              --------  -----------    --------  ------------
                                $247.2    100.0%        $196.5     100.0%
                              ========  ===========    ========  ============

       Between 1989 and 2001, we substantially expanded the size, scope and nature of our business through 24 acquisitions, for an aggregate purchase price of approximately $1 billion. Since 2001, we made two insignificant acquisitions. Essentially all of our revenue growth since 2001 has been organic.

       New product development is a strategic initiative for our company. Our customers regularly request that we engage in new product development and enhancement activities. We believe that these activities will protect and enhance our leadership position. We believe our investments in research and development over the past several years have been the driving force behind our ongoing market share gains. Research, development and engineering spending have been approximately 7%- 8% of sales for the past several years, and are expected to remain at approximately that level for the next year.

       We also believe in providing our businesses with the tools required to remain competitive. In that regard, we have invested, and will continue to invest, in property and equipment that enhances our productivity. Over the past three years, annual capital expenditures ranged from $11 - $17. Taking into consideration our record backlog, targeted capacity utilization levels, recent capital expenditure investments and current industry conditions, we anticipate capital expenditures of approximately $20 - $22 over the next twelve months.

       International airline competition for higher margin international travelers and improving worldwide industry conditions have resulted in increasing demand for our products and services, as demonstrated by record bookings of approximately $500 during the first quarter of fiscal 2006, which were up 90% as compared to the same period in fiscal 2005. At March 31, 2006, backlog was in excess of $1.3 billion, an increase of approximately 70% as compared to our March 31, 2005 backlog. We expect demand to further increase as industry conditions continue to improve over the course of the next several years. As worldwide air traffic grows and airlines add capacity and upgrade the cabin interiors of existing active aircraft, we expect our aftermarket activities to continue to grow. According to IATA, during the year ended December 31, 2005, the global airline industry expanded airline capacity by approximately 6% in response to an approximately 8% increase in global air traffic. In addition, as a result of the severity of the post-September 11, 2001 downturn, many carriers, particularly in the United States, have deferred interior maintenance and upgrades. The U.S. carriers have just begun the process of upgrading their international fleets and we believe there are substantial additional growth opportunities with domestic airlines for retrofit programs, particularly for the twin-aisle aircraft that service international routes.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2006, AS COMPARED TO THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2005 (Dollars In Millions, Except Per Share Data)

    Sales for each of our segments are set forth in the following table:

                                                NET SALES
                          -----------------------------------------------------
                                          Three Months Ended March 31,
                          -----------------------------------------------------
                                                                    Percent
                              2006         2005        Change       Change
                          ------------- ---------- ------------ ---------------
Commercial aircraft          $153.7       $127.6       26.1          20.5%
Distribution                   53.7         43.0       10.7          24.9
Business jet                   39.8         25.9       13.9          53.7
                          ------------- ---------- ------------ ---------------
Total                        $247.2       $196.5       50.7          25.8%
                          ============= ========== ============ ===============

    The commercial aircraft segment ("CAS") generated revenues of $153.7 in the first quarter of 2006, up 20.5% versus the same period in the prior year, primarily due to a higher volume of commercial aircraft passenger cabin equipment. The distribution segment delivered strong revenue growth of 24.9% in the first quarter of 2006, versus the same period in the prior year, driven by a broad based increase in aftermarket demand for aerospace fasteners and continued market share gains. In the business jet segment, revenues increased by 53.7% in the first quarter of 2006, versus the same period in the prior year, reflecting a substantial increase in shipments of super first class products and the strong recovery in the business jet industry.

    Gross profit for the first quarter of 2006 of $86.5, or 35.0% of sales, increased by $18.5, or 27.2% of revenues. First quarter 2006 gross margin expanded by 40 basis points as compared to the same period of the prior year. The increase in gross margin was primarily driven by ongoing manufacturing efficiencies offset somewhat by a higher level of shipments of our super first class products. The margin on super first class products is improving as we gain more experience on this new product line, but we are still below our overall average product gross margin for the business jet segment.

    Selling, general and administrative expenses in the first quarter of 2006 of $37.0, or 15.0% of sales, were up $5.3 versus selling, general and administrative expenses in the same period in the prior year of $31.7, or 16.1% of sales, primarily due to the higher level of commissions and sales incentives in the current period, as well as selling and marketing costs associated with the 25.8% increase in revenues and the 70% increase in backlog from March 31, 2005.

    Research, development and engineering expenses of $18.4, or 7.4% of sales, were up $2.0 versus the same period in the prior year due to a higher level of spending associated with customer specific engineering, the super first class product offering, and new product development activities associated with the B787 Dreamliner and the A380 aircraft.

    Operating earnings for the first quarter of 2006 of $31.1 increased by $11.2, or 56.3%, as compared to the same period last year. The operating margin of 12.6% in the current quarter was 250 basis points greater than the operating margin realized in the first quarter of 2005. The substantial increase in operating earnings was driven primarily by continued revenue growth, earnings growth and margin expansion in each of our commercial aircraft, distribution and business jet segments.

    The following is a summary of the change in operating earnings by segment:

                                             OPERATING EARNINGS
                           ----------------------------------------------------
                                         Three Months Ended March 31,
                           ----------------------------------------------------
                                                                   Percent
                              2006        2005         Change      Change
                           ----------------------------------------------------
Commercial aircraft          $15.5        $9.0         $6.5         72.2%
Distribution                  11.8         8.8          3.0         34.1
Business jet                   3.8         2.1          1.7         81.0
                           ----------------------------------------------------
Total                        $31.1       $19.9        $11.2         56.3%
                           ====================================================

    CAS operating earnings of $15.5 increased by 72.2% versus the same period in the prior year. CAS operating margin for the current quarter expanded to 10.1%, a 300 basis point improvement over the same period in the prior year. This margin expansion was primarily a result of ongoing manufacturing efficiencies and operating leverage at the higher level of sales as well as a somewhat improved product mix. CAS backlog during the first quarter of 2006 reached record levels.

    The distribution segment generated revenues of $53.7 in the first quarter of 2006, which were 24.9% greater than the same period in the prior year. Operating earnings at the distribution segment in the first quarter of 2006 were $11.8, or 34.1% higher than the same period last year, and represented a 22.0% operating margin.

    The business jet segment generated first quarter revenues of $39.8, up 53.7% as compared to the first quarter of 2005. Operating earnings at the business jet segment during the quarter of $3.8 were $1.7 higher than operating earnings reported in the same period last year. The substantial increase in operating earnings reflects the higher level of revenues associated with increased production volumes as well as improving operations in the new super first class product and the strong recovery in the business jet industry.

    Interest expense for the first quarter of 2006 of $9.5 was $5.6 lower than interest expense recorded in the same period in the prior year as a result of the early retirement of $250 of senior subordinated notes during the first quarter of 2006. We recorded a $1.8 charge in the first quarter of 2006 related to this debt prepayment.

    Earnings before income taxes was $19.8, as compared prior year's earnings before income taxes of $4.8.

    Income taxes for the current quarter were $6.0 or $5.3 greater than income taxes in the same period in the prior year. The effective income tax rate was approximately 30% during the first quarter of 2006 compared to approximately 15% during the same period in the prior year. The increase in the effective income tax rate was primarily due to the reversal of a significant portion of the valuation allowance on certain domestic deferred tax assets during the fourth quarter of 2005.

    Net earnings for the first quarter of 2006 were $13.8, or $0.18 per diluted share, an increase of $9.7, or $0.11 per diluted share, versus $0.07 per diluted share in the same period of the prior year.



                  [Remainder of page intentionally left blank]

LIQUIDITY AND CAPITAL RESOURCES

Current Financial Condition

    Our liquidity requirements consist of working capital needs, ongoing capital expenditures and payments of interest and principal on our indebtedness. Our primary requirements for working capital are directly related to the level of our operations. Working capital consists primarily of accounts receivable and inventories, which fluctuate with the sales of our products. Our working capital was $369.3 as of March 31, 2006, as compared to $573.4 as of December 31, 2005. The decrease in working capital from December 31, 2005 to March 31, 2006 was primarily due the $250.0 prepayment of 8% senior subordinated notes in January 2006 with the net proceeds of an issuance of common stock in December 2005. Other factors impacting the change in working capital include an increased level of accounts receivable related to our recent revenue growth, a higher level of inventories to support the 70% year-over-year increase in backlog, offset somewhat by a higher level of accounts payable and accrued liabilities arising from the higher revenue volume and the timing of interest payments. We currently have no bank borrowings outstanding and no debt principal payments due on our senior or senior-subordinated notes until 2010. Our Amended Bank Credit Facility, under which we have no borrowings, expires in February 2007.

    At March 31, 2006, our cash and cash equivalents were $140.5, as compared to $356.0 at December 31, 2005. The decrease in cash and cash equivalents from December 31, 2005 to March 31, 2006 was primarily due to the $250.0 prepayment of 8% subordinated notes in January 2006 with the net proceeds of an issuance of common stock in December 2005. Other factors impacting the change in our cash balances during the three months ended March 31, 2006 were net earnings during the period, proceeds from common stock issued and somewhat higher level of accounts payable and accrued liabilities arising from the higher revenue volume and the timing of interest payments, offset by an increased level of accounts receivable related to our recent revenue growth and a higher level of inventories to support the 70% year-over-year increase in backlog.

 Cash Flows

    At March 31, 2006, our cash and bank credit available under our Amended Bank Credit Facility was $181.5 compared to $394.4 at December 31, 2005. Cash generated by operating activities was $18.9 for the three months ended March 31, 2006, as compared to cash used by operating activities of $11.0 in the same period in the prior year. The primary sources of cash during the three months ended March 31, 2006 were net earnings of $13.8, non-cash charges of $14.5 primarily related to amortization and depreciation and a higher level of accounts payable and accrued liabilities arising from the higher revenue volume and the timing of interest payments. These sources of cash were offset by an increased level of accounts receivable ($17.9) related to our recent revenue growth and a higher level of inventories ($25.6) to support expected the 70% year over year increase in backlog.

Capital Spending

    Our capital expenditures were $4.4 and $3.2 during the three months ended March 31, 2006 and 2005, respectively. We anticipate capital expenditures of approximately $20 - $22 for the next twelve months. We have no material commitments for capital expenditures. We have, in the past, generally funded our capital expenditures from cash from operations and funds available to us under bank credit facilities. We expect to fund future capital expenditures from cash on hand, from operations and from funds available to us under our Amended Bank Credit Facility or any future bank credit facility, although there can be no assurance that future bank credit facilities will be available. Between 1989 and 2001, we completed 24 acquisitions for an aggregate purchase price of approximately $1 billion. Following these acquisitions, we rationalized the businesses, reduced headcount by approximately 4,500 employees and eliminated 22 facilities. We have financed these acquisitions primarily through issuances of debt and equity securities, including our outstanding 8-1/2% senior notes due 2010 and 8-7/8% senior subordinated notes due 2011 and our bank credit facilities.

Outstanding Debt and Other Financing Arrangements

    Under our $50.0 amended and restated bank credit facility with JPMorgan Chase Bank there are no maintenance financial covenants, other than maintaining an interest coverage ratio (as defined in the bank credit facility) of at least 1.15:1 for the trailing 12-month period. The bank credit facility expires in February 2007, is collateralized by substantially all of our assets and bears interest at rates ranging from 250 to 400 basis points over the Eurodollar rate, as defined in the bank credit facility (approximately 7.0% at March 31, 2006). At March 31, 2006, indebtedness under the bank credit facility consisted of letters of credit aggregating approximately $9.0, and the amount available under the bank credit facility was $41.0 as of March 31, 2006. The bank credit facility contains customary affirmative covenants, negative covenants and conditions of borrowings, all of which were met as of March 31, 2006.

    Long-term debt at March 31, 2006 consisted principally of our 8-1/2% senior notes due 2010 and 8-7/8% senior subordinated notes due 2011. The $175 of 8-1/2% senior notes mature on October 1, 2010, and the $250 of 8-7/8% notes mature on May 1, 2011. The senior notes are unsecured obligations and are senior to all of our subordinated indebtedness, but subordinate to any secured borrowings under our bank credit facility to the extent the Company's assets collateralize the bank credit facility. The senior subordinated notes are unsecured senior subordinated obligations and are subordinated to all of our senior indebtedness. Each of the 8-1/2% senior notes and 8-7/8% senior subordinated notes contains restrictive covenants, including limitations on future indebtedness, restricted payments, transactions with affiliates, liens, dividends, mergers and transfers of assets. A breach of these covenants, or the covenants under our current or any future bank credit facility, that continues beyond any grace period can constitute a default, which can limit our ability to borrow and can give rise to a right of the lenders to terminate the applicable bank credit facility and/or a right of the debt holders to require immediate repayment of any outstanding debt.

Contractual Obligations

     During the three-month period ended March 31, 2006, there were no material changes in the contractual obligations specified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 other than the repayment of the 8% senior subordinated notes in January 2006.

    We believe that our cash flows, together with cash on hand; provide us with the ability to fund our operations, make planned capital expenditures and make scheduled debt service payments for at least the next twelve months. However, such cash flows are dependent upon our future operating performance, which, in turn, is subject to prevailing economic conditions and to financial, business and other factors, including the conditions of our markets, some of which are beyond our control. If, in the future, we cannot generate sufficient cash from operations to meet our debt service obligations, we will need to refinance such debt obligations, obtain additional financing or sell assets. We cannot assure you that our business will generate cash from operations, or that we will be able to obtain financing from other sources, sufficient to satisfy our debt service or other requirements.

Off-Balance Sheet Arrangements

Lease Arrangements

    We finance our use of certain equipment under committed lease arrangements provided by various financial institutions. Since the terms of these arrangements meet the accounting definition of operating lease arrangements, the aggregate sum of future minimum lease payments is not reflected on our consolidated balance sheet. Future minimum lease payments under these arrangements aggregated approximately $97.4 at March 31, 2006.

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

Deferred Tax Assets

    We reversed a significant portion of our previously recorded valuation allowance on our domestic deferred tax assets during the fourth quarter of 2005. The deferred tax asset was recorded as a result of our improving financial performance and outlook, as well as the $20.0 reduction in interest expense arising from the redemption of $250.0 of our 8% senior subordinated notes, which occurred in January 2006.

    We maintained a valuation allowance of $40.8 as of March 31, 2006 related to our foreign net operating loss carryforward and our domestic capital loss carryforward because of uncertainties that preclude us from determining that it is more likely than not that we will be able to generate sufficient taxable income to realize such assets during the applicable carryforward periods.

RECENT ACCOUNTING PRONOUNCEMENTS

For a discussion of Recent Account Pronouncements, refer to Note 9 of our Condensed Consolidated Financial included in Part 1, Item 1 of this report.

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

    Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. We believe that our critical accounting policies are limited to those described Note 1 to Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year December 31, 2005. There have been no changes to our critical accounting policies since December 31, 2005.

DEPENDENCE UPON CONDITIONS IN THE AIRLINE INDUSTRY

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

FORWARD-LOOKING STATEMENTS

    This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 31E of the Securities Exchange Act of 1934. Forward-looking statements include all statements that do not relate solely to historical or current facts, including statements regarding implementation and expected benefits of lean manufacturing and continuous improvement plans, our dealings with customers and partners, the consolidation of facilities, reduction of our workforce, integration of acquired businesses, ongoing capital expenditures, the impact of the large number of grounded aircraft on demand for our products and our underlying assets, the adequacy of funds to meet our capital requirements, the ability to refinance our indebtedness, if necessary, the reduction of debt, the potential impact of new accounting pronouncements, the impact on our business from the September 11, 2001 terrorist attacks, SARS outbreak and war in Iraq and the impact on our business of the recent increases in passenger traffic and projected increases in passenger traffic and the size of the airline fleet. These forward-looking statements include risks and uncertainties, and our actual experience may differ materially from that anticipated in such statements. Factors that might cause such a difference include those discussed in our filings with the Securities and Exchange Commission, under the heading "Risk Factors" in our Annual Report on Form 10-K, as well as future events that may have the effect of reducing our available operating income and cash balances, such as unexpected operating losses, the impact of rising fuel prices on our airline customers, outbreaks in national or international hostilities, terrorist attacks, prolonged health issues which reduce air travel demand (e.g., SARS), delays in, or unexpected costs associated with, the integration of our acquired or recently consolidated businesses, conditions in the airline industry, conditions in the business jet industry, problems meeting customer delivery requirements, our success in winning new or expected refurbishment contracts from customers, capital expenditures, cash expenditures related to possible future acquisitions, facility closures, product transition costs, labor disputes involving us, our significant customers or airframe manufacturers, the possibility of a write-down of intangible assets, delays or inefficiencies in the introduction of new products or fluctuations in currency exchange rates.

    We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented herein. These statements should be considered only after carefully reading the risk factors in our Annual Report on Form 10-K and this entire Form 10-Q.



                  [Remainder of page intentionally left blank]

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We are exposed to a variety of risks, including foreign currency fluctuations and changes in interest rates affecting the cost of our variable-rate debt.

    Foreign currency - We have direct operations in Europe that receive revenues from customers primarily in U.S. dollars, and we purchase raw materials and component parts from foreign vendors primarily in British pounds or euros. Accordingly, we are exposed to transaction gains and losses that could result from changes in foreign currency exchange rates relative to the U.S. dollar. The largest foreign currency exposure results from activity in British pounds and euros.

    From time to time, we and our foreign subsidiaries may enter into foreign currency exchange contracts to manage risk on transactions conducted in foreign currencies. At March 31, 2006, we had no outstanding forward currency exchange contracts. In addition, we have not entered into any other derivative financial instruments.

    Interest Rates - At March 31, 2006, we had no adjustable rate debt and fixed rate debt of $429.1. The weighted average interest rate for the fixed rate debt was approximately 8.72% at March 31, 2006. If interest rates on variable rate debt were to increase by 10% above current rates, the impact on our financial statements would be to reduce pretax income by a negligible amount. We do not engage in transactions intended to hedge our exposure to changes in interest rates.

    As of March 31, 2006, we maintained a portfolio of securities consisting mainly of taxable, interest-bearing deposits with weighted average maturities of less than three months. If short-term interest rates were to increase or decrease by 10%, we estimate interest income would increase or decrease by approximately $0.6.

ITEM 4.   CONTROLS AND PROCEDURES

    Disclosure Controls and Procedures

    Our principal executive officer and our principal financial officer, after evaluating, together with management, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2006, the end of the period covered by this report, have concluded that, as of such date, our disclosure controls and procedures were effective.

    Internal Control over Financial Reporting

    There were no changes in our company's internal control over financial reporting that occurred during the first quarter of 2006 that have materially affected, or are reasonably likely to materially affect, our company's internal control over financial reporting.


                  [Remainder of page intentionally left blank]

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                      Not applicable.

Item 1A.  Risk Factors

          There have been no material changes in our risk factors from those discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

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


                               BE AEROSPACE, INC.



Date:  May 9, 2006             By: /s/ Amin J. Khoury
                                  --------------------------------
                                  Amin J. Khoury
                                  President and
                                  Chief Executive Officer





Date:  May 9, 2006             By: /s/ Thomas P. McCaffrey
                                  ---------------------------------
                                  Thomas P. McCaffrey
                                  Senior Vice President of
                                  Administration and Chief Financial Officer