Form 10-Q
period 2006-06-30
BE AEROSPACE INC
filed 2006-08-07
CIK 861361

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q



                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



                  For The Quarterly Period Ended June 30, 2006



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

    The registrant has one class of common stock, $0.01 par value, of which 78,167,857 shares were outstanding as of August 2, 2006.

                               BE AEROSPACE, INC.

                  Form 10-Q for the Quarter Ended June 30, 2006

                                Table of Contents


                                                                            Page
                                                                            ----
    Part I   Financial Information

    Item 1.  Condensed Consolidated Financial Statements (Unaudited)

             a) Condensed Consolidated Balance Sheets
                as of June 30, 2006 and December 31, 2005......................3

             b) Condensed Consolidated Statements of Earnings for the
                Three and Six Months Ended June 30, 2006 and June 30, 2005.....4

             c) Condensed Consolidated Statements of Cash Flows for the
                Six Months Ended June 30, 2006 and June 30, 2005...............5

             d) Notes to Condensed Consolidated Financial Statements...........6

    Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations........................................13

    Item 3.  Quantitative and Qualitative Disclosures About Market Risk.......23

    Item 4.  Controls and Procedures..........................................23

    Part II  Other Information

    Item 1.  Legal Proceedings................................................24

    Item 1A. Risk Factors.....................................................24

    Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds......24

    Item 3.  Defaults Upon Senior Securities..................................24

    Item 4.  Submission of Matters to a Vote of Security Holders..............24

    Item 5.  Other Information................................................24

    Item 6.  Exhibits.........................................................25

             Signatures.......................................................26

PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                               BE AEROSPACE, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                    (Dollars in Millions, Except Share Data)


                                                                                               June 30,              December 31,
                                                                                                 2006                    2005
                                                                                        ---------------------   --------------------
ASSETS

Current assets:
    Cash and cash equivalents                                                                  $    134.8              $    356.0
    Accounts receivable - trade, less allowance for doubtful accounts
        ($3.8 at June 30, 2006 and $2.9 at December 31, 2005)                                       145.6                   131.9
    Inventories, net                                                                                285.3                   223.7
    Deferred income taxes, net                                                                       17.5                    17.5
    Other current assets                                                                             19.1                    15.1
                                                                                               -----------             -----------
        Total current assets                                                                        602.3                   744.2
                                                                                               -----------             -----------

Property and equipment, net                                                                          98.3                    95.0
Goodwill                                                                                            365.9                   362.9
Identifiable intangible assets, net                                                                 136.1                   139.9
Deferred income taxes, net                                                                           50.9                    62.0
Other assets, net                                                                                    19.5                    22.5
                                                                                               -----------             -----------
                                                                                               $  1,273.0              $  1,426.5
                                                                                               ===========             ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued liabilities                                                   $    198.6              $    169.3
    Current maturities of long-term debt                                                              1.7                     1.5
                                                                                               -----------             -----------
        Total current liabilities                                                                   200.3                   170.8
                                                                                               -----------             -----------

Long-term debt, net of current maturities                                                           427.1                   677.4
Deferred income taxes, net                                                                            2.3                     1.8
Other non-current liabilities                                                                         7.0                     6.9

Commitments, contingencies and off-balance sheet arrangements (Note 5)

Stockholders' equity:
    Preferred stock, $0.01 par value; 1.0 million shares
        authorized; no shares outstanding                                                              --                      --
    Common stock, $0.01 par value; 200.0 million shares
        authorized; 77.6 million (June 30, 2006) and
        74.3 million (December 31, 2005) shares issued
        and outstanding                                                                               0.8                     0.7
    Additional paid-in capital                                                                      920.3                   894.0
    Accumulated deficit                                                                            (287.9)                 (320.4)
    Accumulated other comprehensive income (loss)                                                     3.1                    (4.7)
                                                                                               -----------             -----------
        Total stockholders' equity                                                                  636.3                   569.6
                                                                                               -----------             -----------
                                                                                               $  1,273.0              $  1,426.5
                                                                                               ===========             ===========



See accompanying notes to condensed consolidated financial statements.

                               BE AEROSPACE, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
                  (Dollars in Millions, Except Per Share Data)


                                                            THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                      --------------------------------   ------------------------------
                                                          June 30,         June 30,          June 30,        June 30,
                                                           2006             2005              2006            2005
                                                      --------------------------------   ------------------------------
Net sales                                                 $  271.5         $  207.6          $  518.7       $  404.1

Cost of sales                                                175.1            134.8             335.8          263.3
                                                          --------         --------          --------       --------

Gross profit                                                  96.4             72.8             182.9          140.8

Gross profit percentage                                       35.5%            35.1%             35.3%          34.8%

Operating expenses:

  Selling, general and administrative                         39.4             32.1              76.4           63.8
  Research, development and engineering                       21.7             16.6              40.1           33.0
                                                          --------         --------          --------       --------
    Total operating expenses                                  61.1             48.7             116.5           96.8
                                                          --------         --------          --------       --------

Operating earnings                                            35.3             24.1              66.4           44.0

Operating earnings percentage                                 13.0%            11.6%             12.8%          10.9%

Interest expense, net                                          8.7             15.0              18.2           30.1
Loss on debt extinguishment                                     --               --               1.8             --
                                                          --------         --------          --------       --------

Earnings before income taxes                                  26.6              9.1              46.4           13.9

Income taxes                                                   7.9              0.7              13.9            1.4
                                                          --------         --------          --------       --------

Net earnings                                              $   18.7         $    8.4          $   32.5       $   12.5
                                                          ========         ========          ========       ========

Net earnings per common share:

  Basic                                                   $   0.24         $   0.15          $   0.43       $   0.22
                                                          ========         ========          ========       ========
  Diluted                                                 $   0.24         $   0.14          $   0.42       $   0.21
                                                          ========         ========          ========       ========

Weighted average common shares:

  Basic                                                       77.5             57.1              76.4           57.0
  Diluted                                                     78.1             60.1              77.6           59.8



See accompanying notes to condensed consolidated financial statements.

                               BE AEROSPACE, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                              (Dollars in Millions)


                                                                                                SIX MONTHS ENDED
                                                                                  ----------------------------------------------
                                                                                       June 30,                 June 30,
                                                                                         2006                     2005
                                                                                  --------------------    ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net earnings                                                                       $  32.5                 $  12.5
    Adjustments to reconcile net earnings to net cash flows
         provided by (used in) operating activities:
         Depreciation and amortization                                                    14.0                    14.4
         Provision for doubtful accounts                                                   0.9                     0.4
         Non-cash compensation                                                             0.4                     1.4
         Deferred income taxes                                                            11.1                      --
         Loss on debt extinguishment                                                       1.8                      --
         Changes in operating assets and liabilities:
           Accounts receivable                                                           (11.4)                  (18.6)
           Inventories                                                                   (59.2)                  (24.5)
           Other current assets and other assets                                          (1.7)                    1.9
           Payables, accruals and other liabilities                                       25.5                    10.1
                                                                                       -------                 -------
Net cash flows provided by (used in) operating activities                                 13.9                    (2.4)
                                                                                       -------                 -------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                                 (10.8)                   (7.1)
    Proceeds from sale of property and equipment                                            --                     0.8
    Other, net                                                                            (0.1)                    3.0
                                                                                       --------                -------
Net cash flows used in investing activities                                              (10.9)                   (3.3)
                                                                                       -------                 -------


CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from common stock issued                                                     24.7                     5.9
    Repayment of long-term debt                                                         (250.2)                   (0.2)
                                                                                       -------                 -------
Net cash flows (used in) provided by financing activities                               (225.5)                    5.7
                                                                                       --------                -------

Effect of foreign exchange rate changes on cash and cash equivalents                       1.3                    (1.3)
                                                                                       -------                 -------

Net decrease in cash and cash equivalents                                               (221.2)                   (1.3)

Cash and cash equivalents, beginning of period                                           356.0                    76.3
                                                                                       -------                 -------

Cash and cash equivalents, end of period                                               $ 134.8                 $  75.0
                                                                                       =======                 =======

Supplemental disclosures of cash flow information:
Cash paid during period for:
    Interest, net                                                                      $  26.0                 $  28.9
    Income taxes, net                                                                  $   1.3                 $   1.0



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

Note 2.    Inventories

      Inventories are stated at the lower of cost or market. Cost is determined using FIFO or the weighted average cost method. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs. Inventories consist of the following:


                                                                     June 30, 2006                    December 31, 2005
                                                             -----------------------------       ---------------------------
    Purchased materials and component parts                            $   71.0                            $   59.8
    Work-in-process                                                        16.4                                18.5
    Finished goods (primarily aftermarket fasteners)                      197.9                               145.4
                                                                       --------                            --------
                                                                       $  285.3                            $  223.7
                                                                       ========                            ========



Note 3.    Goodwill and Intangible Assets

       In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," the Company has completed the fair value analysis for goodwill and other intangible assets as of December 31, 2005, and concluded that no impairment existed. As of June 30, 2006, the Company believed that no indicators of impairment existed. Aggregate amortization expense on identifiable intangible assets was approximately $2.5 and $2.4 for the three months ended June 30, 2006 and 2005, respectively, and $4.9 and $4.8 for the six months ended June 30, 2006 and 2005, respectively. Amortization expense is expected to be approximately $10.0 in each of the next five fiscal years.

Note 4.    Long-Term Debt

       The Company's $50.0 credit facility with JPMorgan Chase Bank, N.A. (the "Amended Bank Credit Facility") has no maintenance financial covenants other than an Interest Coverage Ratio (as defined in the Amended Bank Credit Facility) that must be maintained at a level equal to or greater than 1.15:1 for the trailing 12-month period. The Amended Bank Credit Facility, which expires in February 2007, is collateralized by substantially all of the Company's assets and contains customary affirmative covenants, negative covenants and conditions precedent for borrowings, all of which were met as of June 30, 2006. As more fully described in Note 11, in July 2006, the Company repurchased $174.9 of its $175 8-1/2% senior notes in a cash tender offer, terminated its Amended Bank Credit Facility, and established new bank credit facilities.

       At June 30, 2006, indebtedness under the Amended Bank Credit Facility consisted of letters of credit aggregating approximately $6.3. As of June 30, 2006, the interest rate on the outstanding letters of credit was approximately 2.5%. The amount available for borrowing under the Amended Bank Credit Facility was $43.7 as of June 30, 2006.

       The Amended Bank Credit Facility bears interest ranging from 250 to 400 basis points over the Eurodollar rate. (Eurodollar rate approximated 5.5% at June 30, 2006)

       At June 30, 2006, long-term debt consisted principally of the $175 8-1/2% senior notes due 2010 and $250 8-7/8% senior subordinated notes due 2011. The $175 8-1/2% senior notes mature on October 1, 2010 and the $250 8-7/8% senior subordinated notes mature on May 1, 2011. The senior subordinated notes are unsecured senior subordinated obligations and are subordinated to all senior indebtedness. The senior notes are unsecured obligations and are senior to all subordinated indebtedness, but subordinate to the Amended Bank Credit Facility to the extent the Company's assets collateralize borrowings under the Amended Bank Credit Facility. The 8-1/2% senior notes and 8-7/8% senior subordinated notes contain restrictive covenants, including limitations on future indebtedness, restricted payments, transactions with affiliates, liens, dividends, mergers and transfers of assets, all of which were met as of June 30, 2006. A breach of these covenants, or the covenants under the Company's new credit facilities or any future bank credit facility, that continues beyond any grace period can constitute a default, which can limit the Company's ability to borrow and can give rise to a right of the lenders to terminate the applicable facility and/or require immediate repayment of any outstanding debt.

        The 8% senior subordinated notes due 2008 were senior unsecured obligations of the Company. In January 2006, the Company redeemed the 8% senior subordinated notes at a redemption price equal to 100% of the principal amount, together with the interest accrued through the redemption date, with the net proceeds of the December 2005 common stock offering. The Company recorded in the first quarter of 2006 a loss on debt extinguishment of $1.8 related to unamortized debt issue costs and fees and expenses related to the redemption of the 8% senior subordinated notes.

Note 5.    Commitments, Contingencies and Off-Balance Sheet Arrangements

       Lease Commitments -- The Company finances its use of certain facilities and equipment under committed lease arrangements provided by various institutions. Since the terms of these arrangements meet the accounting definition of operating lease arrangements, the aggregate sum of future minimum lease payments is not reflected on the consolidated balance sheet. At June 30, 2006, future minimum lease payments under these arrangements, the majority of which related to the long-term real estate leases, totaled approximately $92.1.

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


                                                                       SIX MONTHS ENDED
                                                          ---------------------------------------------
                                                               June 30,                 June 30,
                                                                 2006                     2005
                                                          --------------------     --------------------
    Beginning balance                                         $  14.3                  $  13.2
    Accruals for warranties issued during the                     6.0                      4.3
         period
    Settlements made                                             (4.9)                    (4.1)
                                                          --------------------     --------------------
    Ending balance                                            $  15.4                  $  13.4
                                                          ====================     ====================



Note 6.    Accounting for Stock-Based Compensation

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

       No options were granted during the six months ended June 30, 2006 and 29,500 options were granted during the six months ended June 30, 2005. The following table illustrates the effects of options and employee purchase rights granted prior to June 30, 2005 on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123(R) in the first and second quarters of fiscal 2005.


                                                                 THREE MONTHS              SIX MONTHS
                                                                     ENDED                   ENDED
                                                                 June 30, 2005           June 30, 2005
                                                                 -------------           -------------
    As reported
          Net earnings                                               $  8.4                   $ 12.5
                                                                     ======                   ======
          Add: APB 25 share-based compensation
             expense included in reported net
             earnings, net of tax effects                               --                       --
          Deduct: Share-based employee
             compensation, fair value method, net
             of related tax effects                                    (1.9)                    (3.4)
                                                                     ------                   ------
    Pro forma net earnings                                           $  6.5                   $  9.1
                                                                     ======                   ======
    Basic and diluted net earnings per share:
          Net earnings
               Per share - basic
                     As reported                                     $ 0.15                   $ 0.22
                     Pro forma                                       $ 0.11                   $ 0.16
               Net earnings
               Per share - diluted
                    As reported                                      $ 0.14                   $ 0.21
                    Pro forma                                        $ 0.11                   $ 0.15



       The Company has established a qualified Employee Stock Purchase Plan. Prior to January 1, 2006, the terms of this plan allowed for qualified employees (as defined) to participate in the purchase of designated shares of the Company's common stock at a price equal to the lower of 85% of the closing price at the beginning or end of each semi-annual stock purchase period. Subsequent to January 1, 2006, the purchase price is equal to 85% of the closing price at the end of each semi-annual stock purchase period. The value of employee purchase rights granted pursuant to the Company's Employee Stock Purchase Plan during the six months ended June 30, 2005 was $5.74. The fair value of those purchase rights represents the difference between the closing price of the Company's shares on June 30, 2005 and the purchase price of the shares.

       The following tables set forth options granted, canceled, forfeited and outstanding during the six months ended June 30, 2006:


                                                                             Weighted
                                                     Options                  Average
                                                  (in thousands)          Price Per Share
                                                  --------------          ---------------
       Outstanding at January 1, 2006                  4,806                   $8.83
       Options granted                                   --                       --
       Options exercised                              (3,190)                  $7.16
       Options forfeited                              (    6)                  $8.38
                                                      ------
       Outstanding at June 30, 2006                    1,610                  $12.46
                                                      ======

       Exercisable at June 30, 2006                    1,610                  $12.46
                                                      ======



                      Options Outstanding at June 30, 2006
                      ------------------------------------


                                                             Weighted Average
                                                              Exercise Price
                                          Options              Outstanding           Weighted Average
                  Range of              Outstanding                and                  Remaining
               Exercise Price         and Exercisable          Exercisable           Contractual Life
               --------------         ---------------          -----------           ----------------
                                      (in thousands)                                     (years)
             $ 3.39  -   $5.59              366                   $5.11                   6.98
               6.59  -    9.70              244                    7.34                   5.70
              10.42  -   10.42              378                   10.42                   8.40
              10.59  -   20.81              375                   15.55                   4.86
              21.50  -   30.25              247                   26.82                   3.74


       The Company issues new shares of common stock upon exercise of stock options. During the six months ended June 30, 2006, 3.2 million stock options were exercised with an aggregate intrinsic value of $55.7 million determined as of the date of option exercise. The aggregate intrinsic value of outstanding options as of June 30, 2006 was $17.8 million.

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

Note 7.    Segment Reporting

       The Company is organized based on the products and services it offers. Under this organizational structure, the Company has three reportable segments: Commercial Aircraft, Distribution and Business Jet. The Company's Commercial Aircraft segment consists of three operating units while the Distribution and Business Jet segments consist of one and two principal operating units, respectively. Such operating units have been aggregated for segment reporting purposes due to their similar nature. The Company evaluates segment performance based on segment operating earnings or loss.

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

       The following table presents net sales and operating earnings by business segment:


                                               ---------------------------    -------------------------
                                                   THREE MONTHS ENDED              SIX MONTHS ENDED
                                               ---------------------------    -------------------------
                                                 June 30,      June 30,        June 30,     June 30,
                                                   2006          2005            2006         2005
                                               ------------- -------------    ------------ ------------
          Net sales
            Commercial Aircraft                    $ 182.1       $ 136.4          $ 335.8      $ 264.0
            Distribution                              55.0          45.0            108.7         88.0
            Business Jet                              34.4          26.2             74.2         52.1
                                               ------------- -------------    ------------ ------------
                                                   $ 271.5       $ 207.6          $ 518.7      $ 404.1
                                               ============= =============    ============ ============

          Operating earnings
            Commercial Aircraft                    $  21.7       $  14.2          $  37.2      $  23.2
            Distribution                              11.8           9.0             23.6         17.8
            Business Jet                               1.8           0.9              5.6          3.0
                                               ------------- -------------    ------------ ------------
                                                   $  35.3       $  24.1          $  66.4      $  44.0
                                               ============= =============    ============ ============

          Interest Expense                         $   8.7       $  15.0          $  18.2      $  30.1
          Loss on Debt Extinguishment                   --            --              1.8           --
                                               ------------- -------------    ------------ ------------
          Earnings before income taxes             $  26.6       $   9.1          $  46.4      $  13.9
                                               ============= =============    ============ ============


Note 8.    Net Earnings Per Common Share

        Basic net earnings per common share is computed using the weighted average common shares outstanding during the period. Diluted net earnings per common share is computed by using the average share price during the period when calculating the dilutive effect of stock options. Shares outstanding for the periods presented were as follows:


                                                                           THREE MONTHS ENDED               SIX MONTH ENDED
                                                                      -----------------------------    ---------------------------
                                                                         June 30,       June 30,          June 30,      June 30,
                                                                           2006          2005               2006          2005
                                                                      ------------- ---------------    -------------- ------------
    Net earnings                                                          $ 18.7        $   8.4            $  32.5        $  12.5

    Basic weighted average common shares (in millions)                      77.5           57.1               76.4           57.0
    Effect of dilutive stock options and stock purchases
       under the employee stock purchase plan (in millions)                  0.6            3.0                1.2            2.8
                                                                          -------       -------            -------        -------
    Diluted weighted average common shares                                  78.1           60.1               77.6           59.8
                                                                          ======        =======            =======        =======


    Basic net earnings per share                                          $ 0.24        $  0.15            $  0.43        $  0.22
                                                                          ======        =======            =======        =======
    Diluted net earnings per share                                        $ 0.24        $  0.14            $  0.42        $  0.21
                                                                          ======        =======            =======        =======



Note 9.    Comprehensive Earnings

        Comprehensive earnings is defined as all changes in a company's net assets except changes resulting from transactions with shareholders. It differs from net earnings in that certain items currently recorded to equity would be a part of comprehensive earnings. The following table sets forth the computation of comprehensive earnings for the periods presented:


                                                             THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                       --------------------------------    -------------------------------
                                                           June 30,        June 30,             June 30,        June 30,
                                                             2006            2005                 2006            2005
                                                       --------------- ----------------    ----------------- -------------
    Net earnings                                            $ 18.7          $   8.4             $  32.5           $  12.5
    Other comprehensive earnings:
       Foreign exchange translation adjustment                 6.6             (6.3)                8.0              (9.7)
                                                            ------          -------             -------           -------
    Comprehensive earnings                                  $ 25.3          $   2.1             $  40.5           $   2.8
                                                            ======          =======             =======           =======



Note 10.   Recent Accounting Pronouncements

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

       In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48) which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes". This pronouncement recommends a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in the Company's tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 will be effective for the Company beginning January 1, 2007. The Company is in the process of evaluating the effect, if any, the adoption of FIN 48 will have on its financial statements.

Note 11. Subsequent Events

       On July 26, 2006, the Company acquired Draeger Aerospace GmbH (Draeger), from Cobham PLC of Dorset, England for approximately $80.0. The acquisition was funded with cash on hand. Draeger manufactures components and integrated systems to supply oxygen systems for both civil and military aircraft, with well-established strengths in both chemical and gaseous oxygen systems. Draeger is the prime contractor for oxygen systems for the Eurofighter Typhoon, and provides maintenance and repair services for the German air force's in-service oxygen systems.

       On July 10, 2006, the Company commenced a cash tender offer and consent solicitation for all of its $175.0 aggregate principal amount of 8-1/2% senior notes. On July 21, 2006, the Company received the requisite consents from holders of the 8-1/2% senior notes to amend the indenture governing the notes to, among other things, eliminate substantially all of the restrictive covenants, certain events of default and other related provisions. On July 26, 2006, the Company accepted for payment and paid for $174.9 aggregate principal amount of the 8-1/2% senior notes using available cash on hand and borrowings under the new senior secured credit facility (described below).

       On July 26, 2006, in connection with the tender offer and consent solicitation, the Company entered into a new senior secured credit facility, consisting of a five-year, $150.0 revolving credit facility and a seven-year, $75.0 term loan with J.P. Morgan Securities Inc., UBS Securities LLC and Credit Suisse Securities (USA) LLC, as Joint Lead Arrangers and Joint Bookrunners, and JPMorgan Chase Bank, N.A., as Administrative Agent. The new senior secured credit facility also provides for the ability of the Company to add additional term loans in the amount of up to $75.0 upon satisfaction of certain customary conditions. The new senior secured credit facility replaces the Company's existing $50.0 revolving credit facility that it had entered into in February 2004 and which would have matured in 2007.

       Revolving credit borrowings under the new senior secured credit facility will initially bear interest at an annual rate equal to the London interbank offered rate (LIBOR) plus 175 basis points, representing an initial interest rate of 7.2% as compared to 8.5% under the 8-1/2% senior notes repurchased in the tender offer. Term loan borrowings under the new senior secured credit facility will initially bear interest at an annual rate equal to LIBOR plus 200 basis points, representing an initial interest rate of 7.4%.


                  [Remainder of page intentionally left blank]

                               BE AEROSPACE, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           (Dollars In Millions, Except As Noted And Per Share Data)

OVERVIEW

       The following discussion and analysis addresses the results of our operations for the three months ended June 30, 2006, as compared to our results of operations for the three months ended June 30, 2005. The discussion and analysis then addresses our results of operations for the six months ended June 30, 2006, as compared to our results of operations for the six months ended June 30, 2005. In addition, the discussion and analysis addresses our liquidity, financial condition and other matters for these periods.

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

       o a full line of aircraft food and beverage preparation and storage equipment, including coffeemakers, water boilers, beverage containers, refrigerators, freezers, chillers and microwaves, high heat convection and steam ovens;

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

       Net sales by reportable segment for the three and six month periods ended June 30, 2006 and June 30, 2005 were as follows:


                                THREE MONTHS ENDED                                SIX MONTHS ENDED
                     ------------------------------------------    ------------------------------------------------
                         June 30, 2006        June 30, 2005            June 30, 2006            June 30, 2005
                     ---------------------- -------------------    ----------------------- ------------------------
                       Net        % of        Net      % of           Net         % of        Net         % of
                       ---        ----        ---      ----           ---         ----        ---         ----
                      Sales     Net Sales    Sales   Net Sales       Sales     Net Sales     Sales      Net Sales
                      -----     ---------    -----   ---------       -----     ---------     -----      ---------
                     --------- ------------ -------- ----------    ----------- ----------- ----------- ------------
    Commercial         $ 182.1    67.1%      $136.4    65.7%         $ 335.8      64.7%      $264.0        65.3%
       aircraft
    Distribution          55.0    20.2%        45.0    21.7%           108.7      21.0%        88.0        21.8%
    Business jet          34.4    12.7%        26.2    12.6%            74.2      14.3%        52.1        12.9%
                       --------  ------       -----   ------         -------     ------      ------        ------
    Net sales          $ 271.5   100.0%      $207.6   100.0%         $ 518.7     100.0%      $404.1        100.0%
                       =======   ======      ======   ======         =======     ======      ======        ======


       Net sales by domestic and foreign operations for the three and six month periods ended June 30, 2006 and June 30, 2005 were as follows:


                                 THREE MONTHS ENDED                       SIX MONTHS ENDED
                       ----------------------------------------    -------------------------------
                             June 30,           June 30,               June 30,         June 30,
                               2006               2005                   2006             2005
                       ------------------ ---------------------    --------------- ---------------
    Domestic                  $167.6             $144.0                   $337.7          $284.3
    Foreign                    103.9               63.6                    181.0           119.8
                       ------------------ ---------------------    --------------- ---------------
    Total                     $271.5             $207.6                   $518.7          $404.1
                       ------------------ ---------------------    --------------- ---------------



       Net sales by geographic area (based on destination) for the three and six month periods ended June 30, 2006 and June 30, 2005 were as follows:


                                         THREE MONTHS ENDED                                SIX MONTHS ENDED
                              --------------------- --------------------    ----------------------- ------------------------
                                 June 30, 2006         June 30, 2005            June 30, 2006            June 30, 2005
                              --------------------- --------------------    ----------------------- ------------------------
                                Net        % of      Net       % of            Net         % of        Net         % of
                               Sales    Net Sales   Sales    Net Sales        Sales     Net Sales     Sales     Net Sales
                              --------- ----------- ------- ------------    ----------- ----------- ---------- -------------
    United States               $113.1    41.7%      $102.1    49.2%          $216.3      41.7%      $204.2       50.5%
    Europe                        81.2    29.9         52.7    25.4            153.3      29.6         97.3       24.1
    Asia                          54.3    20.0         41.2    19.8            113.0      21.8         81.5       20.2
    Rest of World                 22.9     8.4         11.6     5.6             36.1       6.9         21.1        5.2
                              --------- ----------- ------- ------------    ----------- ----------- ---------- -------------
                                $271.5   100.0%      $207.6   100.0%          $518.7     100.0%      $404.1      100.0%
                              ========= =========== ======= ============    =========== =========== ========== =============


       Between 1989 and 2001, we substantially expanded the size, scope and nature of our business through 24 acquisitions, for an aggregate purchase price of approximately $1 billion. During the 2001 through June 2006 period, we did not make any significant acquisitions. Essentially all of our revenue growth since 2001 has been organic.

       New product development is a strategic initiative for our company. Our customers regularly request that we engage in new product development and enhancement activities. We believe that these activities will protect and enhance our leadership position. We believe our investments in research and development over the past several years have been the driving force behind our ongoing market share gains. Research, development and engineering spending have been approximately 7% - 8% of sales for the past several years and are expected to remain at approximately that level for the next year.

       We also believe in providing our businesses with the tools required to remain competitive. In that regard, we have invested, and will continue to invest, in property and equipment that enhances our productivity. Over the past three years, annual capital expenditures ranged from $11 - $17. Taking into consideration our record backlog, targeted capacity utilization levels, recent capital expenditure investments and current industry conditions, we anticipate increased capital expenditures of approximately $25 over the next twelve months.

       International airline competition for higher margin international travelers and improving worldwide industry conditions have resulted in increasing demand for our products and services, as demonstrated by bookings of approximately $375 during the second quarter of fiscal 2006. At June 30, 2006, backlog was in excess of $1.45 billion, an increase of approximately 75% as compared to our June 30, 2005 backlog. We expect continuing strong demand for the next several years as industry conditions continue to improve. As worldwide air traffic grows and airlines add capacity and upgrade the cabin interiors of existing active aircraft, we expect our aftermarket activities to continue to grow. According to IATA, during the year ended December 31, 2005, the global airline industry expanded airline capacity by approximately 6% in response to an approximately 8% increase in global air traffic. In addition, as a result of the severity of the post-September 11, 2001 downturn, many carriers, particularly in the United States, have deferred interior maintenance and upgrades. The U.S. carriers have just begun the process of upgrading their international fleets and we believe there are substantial additional growth opportunities with domestic airlines for retrofit programs, particularly for the twin-aisle aircraft that service international routes.

    RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2006, AS COMPARED TO THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2005 (Dollars In Millions, Except Per Share Data)

       Sales for each of our segments are set forth in the following table:


                                                                       NET SALES
                                   -----------------------------------------------------------------------------------

                                        Three Months Ended June 30,
                                   ---------------------------------------
                                                                                                       Percent
                                          2006                2005               Change                Change
                                   -----------------------------------------------------------------------------------
    Commercial aircraft                  $182.1              $136.4               $45.7                  33.5%
    Distribution                           55.0                45.0                10.0                  22.2
    Business jet                           34.4                26.2                 8.2                  31.3
                                   -----------------------------------------------------------------------------------
    Total                                $271.5              $207.6               $63.9                  30.8%
                                   ===================================================================================



        Net sales for the three months ended June 30, 2006 were $271.5, an increase of $63.9 or 30.8% as compared to the same period in the prior year.

        The commercial aircraft segment ("CAS") generated revenues of $182.1 in the second quarter of 2006, an increase of $45.7 million, or 33.5%, versus the same period in the prior year. Revenues at CAS increased due to a higher level of aftermarket activity and an increase in new aircraft deliveries. Nearly 90% of the increase was due to a higher volume of commercial aircraft passenger cabin equipment. The distribution segment delivered strong revenue growth of 22.2% in the second quarter of 2006, versus the same period in the prior year, driven by a broad based increase in aftermarket demand for aerospace fasteners and continued market share gains. In the business jet segment, revenues increased by 31.3% in the second quarter of 2006 versus the same period in the prior year, reflecting a higher level of business jet interior products revenues, consistent with the ongoing recovery in the business jet industry.

        Gross profit for the second quarter of 2006 of $96.4, or 35.5% of sales, increased by $23.6, or 32.4% of sales, as compared to the same period last year. Second quarter 2006 gross margin expanded by 40 basis points as compared to the same period of the prior year. The increase in gross margin was primarily driven by ongoing manufacturing efficiencies offset somewhat by lower margins on our super first class products. The gross margin on super first class products is improving as we gain more experience on this new product line, but we are still below our overall average product gross margin for the business jet segment.

        Selling, general and administrative expenses in the second quarter of 2006 of $39.4, or 14.5% of sales, versus $32.1, or 15.5% of sales, in the same period in the prior year reflects the higher level of selling and marketing costs ($1.2), increased compensation and benefits ($3.7), and a higher level of legal and professional fees ($1.4) associated with the 30.8% increase in revenues and the 75% increase in backlog from June 30, 2005. Selling, general and administrative expenses for the three months ended June 30, 2005 were reduced by $1.8 of net reimbursed legal fees in connection with the resolution of two legal matters. Selling, general and administrative expenses as a percentage of sales decreased by 100 basis points, reflecting the operating leverage in our business.

        Research, development and engineering expenses for the current quarter of $21.7, or 8.0% of sales, versus $16.6, or 8.0% of sales, in the same period in the prior year reflect the higher level of spending associated with customer specific engineering, and new product development activities associated with the B787 Dreamliner and the A380 aircraft and various other business jet and commercial aircraft cabin interior products under development. During the three months ended June 30, 2006, we applied for 20 U.S. and foreign patents versus 4 during the same period in the prior year.

        Operating earnings for the second quarter of 2006 of $35.3 increased by $11.2, or 46.5%, as compared to the same period in the prior year. The operating margin of 13.0% in the current quarter was 140 basis points greater than the operating margin realized in the second quarter of 2005. The substantial increase in operating earnings was driven primarily by continued revenue and earnings growth and margin expansion in each of our commercial aircraft, distribution and business jet segments.

    The following is a summary of the change in operating earnings by segment:


                                                                   OPERATING EARNINGS
                                       ----------------------------------------------------------------------------

                                             Three Months Ended June 30,
                                       -----------------------------------------
                                                                                                        Percent
                                                2006                 2005               Change          Change
                                       ---------------------- ------------------ ---------------------- -----------
    Commercial aircraft                        $21.7                $14.2                 $7.5            52.8%
    Distribution                                11.8                  9.0                  2.8            31.1
    Business jet                                 1.8                  0.9                  0.9           100.0
                                       ---------------------- ------------------ ---------------------- -----------
    Total                                      $35.3                $24.1                $11.2            46.5%
                                       ====================== ================== ====================== ===========



        CAS operating earnings of $21.7 increased by $7.5, or 52.8%, versus the same period in the prior year. CAS operating margin for the current quarter expanded to 11.9%, a 150 basis point improvement over the same period in the prior year. This margin expansion was primarily a result of ongoing manufacturing efficiencies and operating leverage at the higher level of sales. Nearly 72% of the increase in CAS revenue was due to a higher sales volume of commercial aircraft cabin interior equipment. CAS backlog at June 30, 2006 reached another record level.

        The distribution segment generated revenues of $55.0, an increase of $10.0, or 22.2%, versus the same period in the prior year. Operating earnings at the distribution segment in the second quarter of 2006 were $11.8, which was 31.1% greater than the same period last year, and represented a 21.5% operating margin. This margin expansion was primarily a result of strong operating efficiencies at the higher level of sales.

        The business jet segment generated second quarter revenues of $34.4, an increase of 31.3% as compared to the second quarter of 2005. Operating earnings at the business jet segment during the quarter of $1.8 were $0.9 higher than operating earnings reported in the same period last year. The increase in operating earnings reflects the higher level of revenues associated with increased production volumes of business jet cabin interior products consistent with the ongoing recovery in the business jet industry.

        Interest expense for the second quarter of 2006 of $8.7 was $6.3 lower than interest expense recorded in the same period in the prior year as a result of the early retirement of $250 of senior subordinated notes during the first quarter of 2006.

        Earnings before income taxes of $26.6, which were nearly three times higher than the prior year's pre-tax earnings of $9.1, increased due to the $11.2, or 46.5%, increase in operating earnings and the $6.3 decrease in interest expense.

        Income taxes for the current quarter were $7.9, or approximately 30% of earnings before income taxes, and were $7.2 million greater than income taxes in the same period in the prior year. The 2006 effective tax rate of 30% (7.7% in 2005) differs from expected tax rate of 35% due to the realization of tax benefits from net operating loss carryforwards. The 2006 tax rate differs from the 2005 tax rate due to the recognition of our domestic deferred tax asset during 2005.

        Net earnings for the second quarter of 2006 were $18.7, or $0.24 per diluted share, based on approximately 78.1 million diluted shares, versus net earnings of $8.4 million, or $0.14 per diluted share, based on 60.1 million diluted shares in the prior year.

    RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2006, AS COMPARED TO THE RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2005
    (Dollars In Millions, Except Per Share Data)

        Sales for each of our segments are set forth in the following table:


                                                                       NET SALES
                                   -----------------------------------------------------------------------------------

                                         Six Months Ended June 30,
                                   ---------------------------------------
                                                                                                       Percent
                                          2006                2005               Change                Change
                                   -----------------------------------------------------------------------------------
    Commercial aircraft                  $335.8              $264.0               $71.8                  27.2%
    Distribution                          108.7                88.0                20.7                  23.5
    Business jet                           74.2                52.1                22.1                  42.4
                                   -----------------------------------------------------------------------------------
    Total                                $518.7              $404.1              $114.6                  28.4%
                                   ===================================================================================



        Net sales for the six months ended June 30, 2006 were $518.7, an increase of $114.6, or 28.4%, as compared to the same period in the prior year.

        CAS generated revenues of $335.8 in the first six months of 2006, up 27.2% versus the same period in the prior year. Over 90% of the revenue growth was due to a higher volume of commercial aircraft passenger cabin equipment. The distribution segment delivered strong revenue growth of 23.5% in the first half of 2006, versus the same period in the prior year, driven by a broad based increase in aftermarket demand for aerospace fasteners and continued market share gains. In the business jet segment, revenues increased by 42.4% in the first half of 2006, versus the same period in the prior year, reflecting increased shipments of super first class seating and cabinetry products and the strong recovery in the business jet industry.

        Gross profit for the first six months of 2006 of $182.9, or 35.3% of sales, increased by $42.1 as compared to the same period in the prior year. Gross margin for the first six months of 2006 expanded by 50 basis points as compared to the same period of the prior year. The increase in gross margin was primarily driven by ongoing manufacturing efficiencies offset somewhat by lower margins on our super first class products. The margin on super first class products is improving as we gain more experience on this new product line, but we are still below our overall average product gross margin for the business jet segment.

        Selling, general and administrative expenses in the first six months of 2006 of $76.4, or 14.7% of sales, versus $63.8, or 15.8% of sales, in the same period in the prior year reflects the higher level of selling and marketing costs ($1.2), increased compensation and benefits ($5.4), and a higher level of legal and professional fees ($2.0) associated with the 28.4% increase in revenues and the 75% increase in backlog from June 30, 2005. Selling, general and administrative expenses for the six months ended June 30, 2005 were reduced by $1.8 of net reimbursed legal fees in connection with the resolution of two legal matters. Selling, general and administrative expenses as a percentage of sales decreased by 120 basis point reflecting the operating leverage in our business.

        Research, development and engineering expenses of $40.1, or 7.7% of sales, versus $33.0, or 8.2% of sales, in the same period in the prior year reflect a higher level of spending associated with customer specific engineering and new product development activities associated with the B787 Dreamliner and the A380 aircraft and various other business jet and commercial aircraft cabin interior products. For example, during the first six months of 2006 we introduced sixteen new direct and indirect lighting products.

        Operating earnings for the first half of 2006 of $66.4 increased by $22.4, or 50.9%, as compared to operating earnings of $44.0 or 10.9% of sales, in the same period last year. The operating margin of 12.8% in the current six-month period was 190 basis points greater than the operating margin realized in the first half of 2005. The substantial increase in operating earnings was driven primarily by continued revenue and earnings growth and margin expansion in each of our commercial aircraft, distribution and business jet segments.

    The following is a summary of the change in operating earnings by segment:


                                                                   OPERATING EARNINGS
                                       ----------------------------------------------------------------------------

                                              Six Months Ended June 30,
                                       -----------------------------------------
                                                                                                        Percent
                                                 2006                 2005               Change          Change
                                       ----------------------------------------------------------------------------
    Commercial aircraft                         $37.2                $23.2                $14.0         60.3%
    Distribution                                 23.6                 17.8                  5.8         32.6
    Business jet                                  5.6                  3.0                  2.6         86.7
                                       ----------------------------------------------------------------------------
    Total                                       $66.4                $44.0                $22.4         50.9%
                                       ============================================================================



        CAS operating earnings of $37.2 increased by $14.0, or 60.3%, versus the same period in the prior year due to both the strong revenue growth and a 230 basis point improvement in operating margin to 11.1% of sales versus the same period in the prior year. The margin expansion was primarily a result of ongoing manufacturing efficiencies and operating leverage at the higher sales volume. Nearly 80% of the increase in CAS revenue was due to a higher sales volume of commercial aircraft cabin interior equipment. CAS backlog during the second quarter of 2006 reached record levels.

        The distribution segment generated revenues of $108.7 in the first half of 2006, which were 23.5% greater than the same period in the prior year. Operating earnings at the distribution segment of $23.6 during the six months ended June 30, 2006 increased by 32.6%, or a 23.5% increase in sales, reflecting strong operating efficiencies at the higher sales volume.

        The business jet segment generated revenues of $74.2, up 42.4% as compared to the same period in 2005. Operating earnings at the business jet segment during the first six months of $5.6 were $2.6 higher than operating earnings reported in the same period last year. The increase in operating earnings reflects the higher level of revenues associated with increased production volumes of business jet cabin interior products consistent with the strong recovery in the business jet industry as well as a higher level of super first class product shipments.

        Interest expense for the first half of 2006 of $18.2 was $11.9 lower than interest expense recorded in the same period in the prior year as a result of the early retirement of $250 of senior subordinated notes during the first quarter of 2006. We recorded a $1.8 charge in the first quarter of 2006 related to this debt prepayment.

        Earnings before income taxes was $46.4, as compared to the prior year's earnings before income taxes of $13.9, and was due to the $22.4, or 50.9%, increase in operating earnings and the $11.9 decrease in interest expense, offset by the $1.8 of debt prepayment costs.

        Income taxes for the first six months of 2006 were $13.9, or $12.5 greater than income taxes in the same period in the prior year. The 2006 effective tax rate of 30% (10% in 2005) differs from expected tax rate of 35% due to the realization of tax benefits from net operating loss carryforwards. The 2006 tax rate differs from the 2005 tax rate due to the recognition of our domestic deferred tax asset during 2005.

        Net earnings for the first half of 2006 were $32.5, or $0.42 per diluted share, an increase of $20.0, or $0.21 per diluted share, versus $0.21 per diluted share in the same period of the prior year.


    LIQUIDITY AND CAPITAL RESOURCES

    Current Financial Condition

        Our liquidity requirements consist of working capital needs, ongoing capital expenditures and payments of interest and principal on our indebtedness. Our primary requirements for working capital are directly related to the level of our operations. Working capital consists primarily of accounts receivable and inventories, which fluctuate with the sales of our products. Our working capital was $402.0 as of June 30, 2006, as compared to $573.4 as of December 31, 2005. The decrease in working capital from December 31, 2005 to June 30, 2006 was primarily due the $250.0 prepayment of 8% senior subordinated notes in January 2006 with $250.0 of the net proceeds of an issuance of common stock in

    December 2005. Other factors impacting the change in working capital include an increased level of accounts receivable ($13.7) related to our recent revenue growth of 30.8%, a higher level of inventories ($61.6) to support the 75% year-over-year increase in backlog, offset somewhat by a higher level of accounts payable ($29.3). At June 30, 2006, there were no bank borrowings outstanding and no debt principal payments due on our senior or senior subordinated notes until 2010. As more fully described below, in July 2006, we commenced a tender offer for our 8-1/2% senior notes, established a new bank credit facility and terminated our existing Amended Bank Credit Facility.

    Cash Flows

        At June 30, 2006, our cash and bank credit available under our Amended Bank Credit Facility was $178.5, compared to $394.4 at December 31, 2005. Cash generated by operating activities was $13.9 for the six months ended June 30, 2006, as compared to cash used by operating activities of $2.4 in the same period in the prior year. The primary sources of cash during the six months ended June 30, 2006 were net earnings of $32.5, non-cash charges of $14.0 primarily related to amortization and depreciation and a higher level of accounts payable and accrued liabilities arising from the higher revenue volume and the timing of interest payments. These sources of cash were offset by an increased level of accounts receivable ($11.4) related to our recent revenue growth and a higher level of inventories ($59.2) to support the expected 75% year-over-year increase in backlog.

    Capital Spending

        Our capital expenditures were $10.8 and $7.1 during the six months ended June 30, 2006 and 2005, respectively. We anticipate capital expenditures of approximately $25 for the next twelve months. We have no material commitments for capital expenditures. We have, in the past, generally funded our capital expenditures from cash from operations and funds available to us under bank credit facilities. We expect to fund future capital expenditures from cash on hand, from operations and from funds available to us under our Amended Bank Credit Facility or any future bank credit facility, although there can be no assurance that future bank credit facilities will be available. Between 1989 and 2001, we completed 24 acquisitions for an aggregate purchase price of approximately $1 billion. Following these acquisitions, we rationalized the businesses, reduced headcount by approximately 4,500 employees and eliminated 22 facilities. We have financed these acquisitions primarily through issuances of debt and equity securities, including our currently outstanding 8-7/8% senior subordinated notes and our bank credit facilities.

    Outstanding Debt and Other Financing Arrangements

        Long-term debt at June 30, 2006 consisted principally of our 8-1/2% senior notes due 2010 and 8-7/8% senior subordinated notes due 2011. The $250 of 8-7/8% senior subordinated notes mature on May 11, 2011 and are unsecured senior subordinated obligations and are subordinated to all of our senior indebtedness. The 8-7/8% senior subordinated notes contains restrictive covenants, including limitations on future indebtedness, restricted payments, transactions with affiliates, liens, dividends, mergers and transfers of assets. A breach of these covenants, or the covenants under our current or any future bank credit facility, that continues beyond any grace period can constitute a default, which can limit our ability to borrow and can give rise to a right of the lenders to terminate the applicable bank credit facility and/or a right of the debt holders to require immediate repayment of any outstanding debt.

        On July 10, 2006, the Company commenced a cash tender offer and consent solicitation for all of its $175.0 aggregate principal amount of 8-1/2% senior notes. On July 21, 2006, the Company received the requisite consents from holders of the 8-1/2% senior notes to amend the indenture governing the notes to, among other things, eliminate substantially all of the restrictive covenants, certain events of default and other related provisions. On July 26, 2006, the Company accepted for payment and paid for $174.9 aggregate principal amount of the 8-1/2% senior notes using available cash on hand and from borrowings under the new senior secured credit facility as described below.

        On July 26, 2006, the Company entered into a new senior secured credit facility, consisting of a five-year, $150.0 revolving credit facility and a seven-year, $75.0 term loan with J.P. Morgan Securities Inc., UBS Securities LLC and Credit Suisse Securities (USA) LLC, as Joint Lead Arrangers and Joint Bookrunners, and JPMorgan Chase Bank, N.A., as Administrative Agent. The new senior secured credit facility also provides for the ability of the Company to add additional term loans in the amount of up to $75.0 upon satisfaction of certain customary conditions. The new senior secured credit facility replaces the Company's existing $50.0 revolving credit facility that it had entered into in February 2004 and which would have matured in 2007.

        Revolving credit borrowings under the new senior secured credit facility will initially bear interest at an annual rate equal to the London interbank offered rate (LIBOR) plus 175 basis points, representing an initial interest rate of 7.2% as compared to 8.5% under the 8-1/2% senior notes repurchased in the tender offer. Term loan borrowings under the new senior secured credit facility will initially bear interest at an annual rate equal to LIBOR plus 200 basis points, representing an initial interest rate of 7.4%.


    Contractual Obligations

        During the six-month period ended June 30, 2006, there were no material changes in the contractual obligations specified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 other than the repayment of the 8% senior subordinated notes in January 2006.

        We believe that our cash flows, together with cash on hand, provide us with the ability to fund our operations, make planned capital expenditures and make scheduled debt service payments for at least the next twelve months. However, such cash flows are dependent upon our future operating performance, which, in turn, is subject to prevailing economic conditions and to financial, business and other factors, including the conditions of our markets, some of which are beyond our control. If, in the future, we cannot generate sufficient cash from operations to meet our debt service obligations, we will need to refinance such debt obligations, obtain additional financing or sell assets. We cannot assure you that our business will generate cash from operations or that we will be able to obtain financing from other sources sufficient to satisfy our debt service or other requirements.

    Off-Balance Sheet Arrangements

    Lease Arrangements

        We finance our use of certain equipment under committed lease arrangements provided by various financial institutions. Since the terms of these arrangements meet the accounting definition of operating lease arrangements, the aggregate sum of future minimum lease payments is not reflected on our consolidated balance sheet. Future minimum lease payments under these arrangements aggregated approximately $92.1 at June 30, 2006.

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

        We maintained a valuation allowance of approximately $40.8 million as of June 30, 2006 related to our foreign net operating loss carryforward and our domestic capital loss carryforward because of uncertainties that preclude us from determining that it is more likely than not that we will be able to generate sufficient taxable income to realize such assets during the applicable carryforward periods.

    RECENT ACCOUNTING PRONOUNCEMENTS

        For a discussion of Recent Account Pronouncements, refer to Note 10 of our Condensed Consolidated Financial Statements included in Part 1, Item 1 of this report.

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

    DEPENDENCE UPON CONDITIONS IN THE AIRLINE INDUSTRY

        The September 11, 2001 terrorist attacks, SARS and the onset of the Iraq war severely impacted conditions in the airline industry. According to industry sources, in the aftermath of the attacks most major U.S. and a number of international carriers substantially reduced their flight schedules, parked or retired portions of their fleets, reduced their workforces and implemented other cost reduction initiatives. U.S. airlines further responded by decreasing domestic airfares. As a result of the decline in both traffic and airfares following the September 11, 2001 terrorist attacks and their aftermath, as well as other factors, such as increases in fuel costs and heightened competition from low-cost carriers, the world airline industry lost a total of approximately $42 billion in calendar years 2001 through 2005, including approximately $7.4 billion in 2005. The airline industry crisis also caused 22 airlines worldwide to declare bankruptcy or cease operations in the last four years.

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

    From time to time, we and our foreign subsidiaries may enter into foreign currency exchange contracts to manage risk on transactions conducted in foreign currencies. At June 30, 2006, we had no outstanding forward currency exchange contracts. In addition, we have not entered into any other derivative financial instruments.

    Interest Rates - At June 30, 2006, we had no adjustable rate debt and fixed rate debt of $428.8. The weighted average interest rate for the fixed rate debt was approximately 8.71% at June 30, 2006. If interest rates on variable rate debt were to increase by 10% above current rates, the impact on our financial statements would be to reduce pretax income by a negligible amount. We do not engage in transactions intended to hedge our exposure to changes in interest rates.

    As of June 30, 2006, we maintained a portfolio of securities consisting mainly of taxable, interest-bearing deposits with weighted average maturities of less than three months. If short-term interest rates were to increase or decrease by 10%, we estimate interest income would increase or decrease by approximately $0.7.

ITEM 4.   CONTROLS AND PROCEDURES

    Disclosure Controls and Procedures

    Our principal executive officer and our principal financial officer, after evaluating, together with management, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2006, the end of the period covered by this report, have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, to allow timely decision regarding required disclosure and have been designed, and our disclosure controls and procedures are effective, to give reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

    Internal Control over Financial Reporting

    There were no changes in our company's internal control over financial reporting that occurred during the second quarter of 2006 that have materially affected, or are reasonably likely to materially affect, our company's internal control over financial reporting.


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

Item 2.   Unregistered Sales of Equity Securities and Use
          of Proceeds                                            Not applicable.

Item 3.   Defaults Upon Senior Securities                        Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders

Annual meeting took place on June 28, 2006.
     1. Class III Directors elected - Richard G. Hamermesh and Amin J. Khoury. Directors whose term of office continued after meeting (Class I and II) - Jim C. Cowart, Brian H. Rowe, David C. Hurley, Robert J. Khoury and Jonathan M. Schofield.

     2.   Amended the 2005 Long-Term Incentive Plan

     3.   Amended the certificate of incorporation

The number of shares voted for, against and abstained/withheld were as follows:


                                                                                 Abstain
                                                   For          Against          Withheld           Unvoted
                                              --------------------------------------------------------------------
1.  Election of Class III Directors            69,138,756      3,394,329            --                 --
    Richard G. Hamermesh
    Amin J. Khoury                             70,371,143      2,161,942            --                 --

2.  Proposed to amend the 2005
    Long-Term Incentive Plan                   58,281,400      6,548,297         521,270           7,182,118

3.  Proposal to amend the certificate of
    incorporation                              63,422,273      9,077,741          33,071               --



Item 5.   Other Information                                      Not applicable.

Item 6.   Exhibits

          Exhibit 3    Articles of Incorporation and Bylaws

          3.1 Certificate of Amendment of the Restated Certificate of Incorporation*

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


                                      BE AEROSPACE, INC.



Date:  August 7, 2006          By:    /s/ Amin J. Khoury
                                      ------------------------------------------
                                      Amin J. Khoury
                                      Chairman and
                                      Chief Executive Officer



Date:  August 7, 2006          By:    /s/ Thomas P. McCaffrey
                                      ------------------------------------------
                                      Thomas P. McCaffrey
                                      Senior Vice President of
                                      Administration and Chief Financial Officer