Form 10-Q
period 2006-11-06
BE AEROSPACE INC
filed 2006-11-07
CIK 861361

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q



                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



                For The Quarterly Period Ended September 30, 2006



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

    The registrant has one class of common stock, $0.01 par value, of which 78,358,171 shares were outstanding as of November 3, 2006.

                               BE AEROSPACE, INC.

               Form 10-Q for the Quarter Ended September 30, 2006

                                Table of Contents



                                                                            Page
                                                                            ----

    Part I    Financial Information

    Item 1.   Condensed Consolidated Financial Statements (Unaudited)

              a)  Condensed Consolidated Balance Sheets as of September
                  30, 2006 and December 31, 2005...............................3

              b)  Condensed Consolidated Statements of Earnings for the
                  Three and Nine Months Ended September 30, 2006 and
                  September 30, 2005...........................................4

              c)  Condensed Consolidated Statements of Cash Flows for
                  the Nine Months Ended September 30, 2006 and
                  September 30, 2005...........................................5

              d)  Notes to Condensed Consolidated Financial
                  Statements...................................................6

    Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations.............................14

    Item 3.   Quantitative and Qualitative Disclosures About Market
              Risk............................................................27

    Item 4.   Controls and Procedures.........................................27

    Part II   Other Information

    Item 1.   Legal Proceedings...............................................28

    Item 1A. Risk Factors.....................................................28

    Item 2.   Unregistered Sales of Equity Securities and Use of
              Proceeds........................................................28

    Item 3.   Defaults Upon Senior Securities.................................28

    Item 4.   Submission of Matters to a Vote of Security Holders.............28

    Item 5.   Other Information...............................................28

    Item 6.   Exhibits........................................................29

              Signatures......................................................30

    PART I - FINANCIAL INFORMATION

    ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                               BE AEROSPACE, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                    (Dollars in Millions, Except Share Data)

                                                                           September 30,           December 31,
                                                                               2006                    2005
                                                                       ----------------------   --------------------

ASSETS

Current assets:
    Cash and cash equivalents                                                   $     99.1               $    356.0
    Accounts receivable - trade, less allowance for doubtful                         157.3                    131.9
      accounts ($4.5 at September 30, 2006 and $2.9 at
      December 31, 2005)
    Inventories, net                                                                 373.3                    223.7
    Deferred income taxes, net                                                        17.5                     17.5
    Other current assets                                                              14.9                     15.1
                                                                                ----------               ----------
      Total current assets                                                           662.1                    744.2
                                                                                ----------               ----------

Property and equipment, net                                                          104.2                     95.0
Goodwill                                                                             451.0                    362.9
Identifiable intangible assets, net                                                  156.5                    139.9
Deferred income taxes, net                                                            69.5                     62.0
Other assets, net                                                                     21.1                     22.5
                                                                                ----------               ----------
                                                                                $  1,464.4               $  1,426.5
                                                                                ==========               ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued liabilities                                    $    232.4               $    169.3
    Current maturities of long-term debt                                               4.6                      1.5
                                                                                ----------               ----------
      Total current liabilities                                                      237.0                    170.8
                                                                                ----------               ----------

Long-term debt, net of current maturities                                            549.2                    677.4
Deferred income taxes, net                                                             2.3                      1.8
Other non-current liabilities                                                          7.1                      6.9

Commitments, contingencies and off-balance sheet arrangements (Note 6)

Stockholders' equity:
    Preferred stock, $0.01 par value; 1.0 million shares
        authorized; no shares outstanding                                               --                       --
    Common stock, $0.01 par value; 200.0 million shares
        authorized; 78.2 million (September 30, 2006) and
        74.3 million (December 31, 2005) shares issued
        and outstanding                                                                0.8                      0.7
    Additional paid-in capital                                                       921.4                    894.0
    Accumulated deficit                                                             (256.6)                  (320.4)
    Accumulated other comprehensive income (loss)                                      3.2                     (4.7)
                                                                                ----------               ----------
        Total stockholders' equity                                                   668.8                    569.6
                                                                                ----------               ----------
                                                                                $  1,464.4               $  1,426.5
                                                                                ==========               ==========


See accompanying notes to condensed consolidated financial statements.

                               BE AEROSPACE, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
                  (In Millions, Except Per Share Data)



                                                                 THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                        -------------------------------------    -----------------------------------
                                                                   September 30,                            September 30,
                                                        -------------------------------------    -----------------------------------
                                                              2006               2005                   2006               2005
                                                        -------------------------------------    -----------------------------------

           Net sales                                        $  287.9          $  217.1               $  806.6            $  621.2

           Cost of sales                                       187.1             140.5                  522.9               403.8
                                                            --------         ---------               --------            --------

           Gross profit                                        100.8              76.6                  283.7               217.4

           Gross profit percentage                              35.0%             35.3%                  35.2%               35.0%

           Operating expenses:
             Selling, general and administrative                39.7              34.0                  116.1                97.8
             Research, development and            .
              engineering                                       22.2              17.2                   62.3                50.2
                                                            --------         ---------               --------            --------
                  Total operating expenses                      61.9              51.2                  178.4               148.0
                                                            --------         ---------               --------            --------

           Operating earnings                                   38.9              25.4                  105.3                69.4

           Operating earnings percentage                        13.5%             11.7%                  13.1%               11.2%

           Interest expense, net                                 9.7              14.8                   27.9                44.9
           Debt prepayment costs                                17.0                --                   18.8                  --
                                                            --------         ---------               --------            --------

           Earnings before income taxes                         12.2              10.6                   58.6                24.5

           Income tax (benefit) provision                      (19.2)              0.6                   (5.3)                2.0
                                                            --------         ---------               --------            --------

           Net earnings                                     $   31.4          $   10.0               $   63.9            $   22.5
                                                            ========         =========               ========            ========

           Net earnings per common share:

             Basic                                          $   0.40         $    0.17               $   0.83            $   0.39
                                                            ========         =========               ========            ========
             Diluted                                        $   0.40         $    0.16               $   0.82            $   0.37
                                                            ========         =========               ========            ========

           Weighted average common shares:

             Basic                                              77.7              58.2                   76.8                57.4
             Diluted                                            78.6              61.2                   77.9                60.3



See accompanying notes to condensed consolidated financial statements.

                               BE AEROSPACE, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                              (Dollars in Millions)


                                                                                               NINE MONTHS ENDED
                                                                                 ----------------------------------------------
                                                                                    September 30,            September 30,
                                                                                        2006                     2005
                                                                                 --------------------    ----------------------
     CASH FLOWS FROM OPERATING ACTIVITIES:
         Net earnings                                                                 $  63.9                 $  22.5
         Adjustments to reconcile net earnings to net cash flows
              provided by operating activities:
              Depreciation and amortization                                              21.4                    21.7
              Provision for doubtful accounts                                             1.6                     0.5
              Non-cash compensation                                                       1.0                     2.1
              Deferred income taxes                                                     (10.0)                   --
              Debt prepayment costs                                                      18.8                    --
         Changes in operating assets and liabilities,
              net of effects from acquisitions:
              Accounts receivable                                                        (4.7)                  (35.3)
              Inventories                                                              (111.7)                  (26.8)
              Other current assets and other assets                                       4.7                    (3.5)
              Payables, accruals and other liabilities                                   36.8                    28.3
                                                                                      -------                 -------
     Net cash flows provided by operating activities                                     21.8                     9.5
                                                                                      -------                 -------

     CASH FLOWS FROM INVESTING ACTIVITIES:
         Capital expenditures                                                           (15.9)                  (10.9)
         Acquisitions, net of cash acquired                                            (145.3)                    --
         Other, net                                                                       --                      4.2
                                                                                      -------                 -------
     Net cash flows (used in) investing activities                                     (161.2)                   (6.7)
                                                                                      -------                 -------


     CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from common stock issued                                               25.2                    10.0
         Debt facility costs and tender offer costs                                     (18.9)                    --
         Proceeds from long-term debt                                                   374.2                     --
         Principal payments on long-term debt                                          (499.3)                   (0.3)
         Borrowings on line of credit                                                   150.0                     --
         Repayments on line of credit                                                  (150.0)                    --
                                                                                      -------                 -------
     Net cash flows (used in) provided by financing activities                         (118.8)                    9.7
                                                                                      -------                 -------

     Effect of foreign exchange rate changes on cash and cash equivalents                 1.3                    (1.5)
                                                                                      -------                 -------

     Net (decrease) increase in cash and cash equivalents                              (256.9)                   11.0

     Cash and cash equivalents, beginning of period                                     356.0                    76.3
                                                                                      -------                 -------

     Cash and cash equivalents, end of period                                         $  99.1                 $  87.3
                                                                                      =======                 =======

     Supplemental disclosures of cash flow information:
     Cash paid during period for:
         Interest, net                                                                $  32.6                 $  39.0
         Income taxes, net                                                            $   2.0                 $   1.9



See accompanying notes to condensed consolidated financial statements.

                               BE AEROSPACE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited - Dollars In Millions, Except Share and Per Share Data)

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


Note 2.    Business Combinations
           ---------------------

         The Company completed two acquisitions during the quarter ended September 30, 2006. The acquisitions were accounted for as purchases under Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations." The assets purchased and liabilities assumed for these acquisitions have been reflected in the accompanying balance sheet as of September 30, 2006. Results of operations for the acquisitions are included in the accompanying statement of earnings from the respective dates of acquisition.

         Draeger Aerospace GmbH
         On July 26, 2006, the Company acquired Draeger Aerospace GmbH (Draeger), from Cobham PLC of Dorset, England for approximately $78.0 in cash.

          Draeger manufactures components and integrated systems to supply chemical and gaseous oxygen systems for both civil and military aircraft. The integration of Draeger with the Company's existing oxygen systems business will provide for a broadening of our oxygen systems product line and an expansion of our customer base.

          The Company has not yet completed an allocation of the purchase price for Draeger. The estimated excess of the purchase price over the fair value of the identifiable net tangible assets acquired approximates $59.0 of which $23.0 has been allocated to intangible assets and $36.0 is included in goodwill.

          New York Fasteners Corp.
          On September 1, 2006, the Company acquired New York Fasteners Corp. (New York Fasteners), a privately-held company, for approximately $67.0 in cash.

          New York Fasteners is a distributor of aerospace fasteners and hardware primarily to the military sector. The integration of New York Fasteners into the Company's distribution segment is expected to create procurement and operations synergies and significantly expand the Company's overall penetration into the military sector.

          The Company has not yet completed an allocation of the purchase price for New York Fasteners. The estimated excess of the purchase price over the fair value of the identifiable net tangible assets acquired approximates $47.0 and is included in goodwill.

       Consolidated proforma revenues, giving effect to the New York Fasteners and Draeger acquisitions as if they had occurred on January 1, 2006, for the three and nine month periods ended September 30, 2006 were approximately $301.9 and $867.0, respectively. Consolidated proforma revenues, giving effect to the New York Fasteners and Draeger acquisitions as if they had occurred on January 1, 2005, for the three and nine month periods ended September 30, 2005 were $236.0 and $658.1, respectively. The Draeger and New York Fasteners acquisitions did not materially impact the Company's operating earnings or net earnings for the periods presented.

Note 3.    Inventories
           -----------

      Inventories are stated at the lower of cost or market. Cost is determined using FIFO or the weighted average cost method. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs. Inventories consist of the following:

                                                                 September 30, 2006                  December 31, 2005
                                                             -----------------------------       ----------------------------
    Purchased materials and component parts                              $ 85.1                              $ 59.8
    Work-in-process                                                        24.1                                18.5
    Finished goods (primarily aftermarket fasteners)                      264.1                               145.4
                                                                         ------                              ------
                                                                         $373.3                              $223.7
                                                                         ======                              ======


Note 4.    Goodwill and Intangible Assets
           ------------------------------

       In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," the Company has completed the fair value analysis for goodwill and other intangible assets as of December 31, 2005, and concluded that no impairment existed. As of September 30, 2006, the Company believed that no indicators of impairment existed. Aggregate amortization expense on identifiable intangible assets was approximately $2.6 and $2.5 for the three months ended September 30, 2006 and 2005, respectively, and $7.5 and $7.3 for the nine months ended September 30, 2006 and 2005, respectively. At September 30, 2006, based on preliminary estimates, approximately $23.0 of the Draeger purchase price has been allocated to identifiable intangible assets. Subject to the final allocation of the purchase price for the Draeger and New York Fasteners acquisitions, the Company expects to report amortization expense of approximately $11.0 in each of the next five fiscal years.

Note 5.    Long-Term Debt
           --------------

       On July 26, 2006 and, as amended and restated, on August 24, 2006, the Company entered into a new senior secured credit facility (the "Senior Secured Credit Facility"), consisting of a five-year, $200.0 revolving credit facility and a six-year, $300.0 term loan. The Senior Secured Credit Facility also provides for the ability of the Company to add additional term loans in the amount of up to $75.0 upon satisfaction of certain customary conditions, including commitments from lenders. The Senior Secured Credit Facility replaced the Company's existing $50.0 revolving credit facility that it had entered into in February 2004. The Company completed a cash tender offer and consent solicitation for $174.9 aggregate principal amount of 8-1/2% senior notes using available cash on hand and from borrowings under the Senior Secured Credit Facility. The Company recorded a loss on extinguishment of $17.0 related to unamortized debt issue and facility costs and fees and expenses related to the repurchase of the 8-1/2% senior notes.

       Revolving credit borrowings under the Senior Secured Credit Facility would currently bear interest at an annual rate equal to the London interbank offered rate (LIBOR) plus 175 basis points. There are no borrowings outstanding on the revolver of the Senior Secured Credit Facility at September 30, 2006. Term loan borrowings under new senior secured credit facility bear interest at an annual rate equal to LIBOR plus 175 basis points (7.16% at September 30, 2006).

       The Senior Secured Credit Facility contains an interest coverage ratio (as defined therein) maintenance financial covenant that currently must be maintained at a level greater than 2.00 to 1 through December 31, 2006 and
    2.25 to 1 through maturity of the term loan. The Senior Secured Credit Facility also contains a total leverage ratio covenant (as defined therein) which limits net debt to a 4.50 to 1 multiple of EBITDA (as defined therein) through December 31, 2006 and to 4.25 to 1 through maturity. The Senior Secured Credit Facility is collateralized by substantially all of the Company's assets and contains customary affirmative covenants, negative covenants and conditions precedent for borrowings, all of which were met as of September 30, 2006.

       At September 30, 2006, long-term debt consisted principally of $300.0 borrowings under the Senior Secured Credit Facility and $250.0 8-7/8% senior subordinated notes due 2011. The $250 8-7/8% senior subordinated notes mature on May 1, 2011. The senior subordinated notes are unsecured senior subordinated obligations and are subordinated to all senior indebtedness. The 8-7/8% senior subordinated notes contain restrictive covenants, including limitations on future indebtedness, restricted payments, transactions with affiliates, liens, dividends, mergers and transfers of assets, all of which were met as of September 30, 2006. A breach of these covenants, or the covenants under the Company's Senior Secured credit facilities or any future bank credit facility, that continues beyond any grace period can constitute a default, which can limit the Company's ability to borrow and can give rise to a right of the lenders to terminate the applicable facility and/or require immediate repayment of any outstanding debt.

        The 8% senior subordinated notes due 2008 were senior unsecured obligations of the Company. In January 2006, the Company redeemed $250 of the 8% senior subordinated notes at a redemption price equal to 100% of the principal amount, together with the interest accrued through the redemption date, using the net proceeds of the December 2005 common stock offering. The Company recorded a loss on debt extinguishment of $1.8 related to unamortized debt issue costs and fees and expenses related to the redemption of the 8% senior subordinated notes.

Note 6.    Commitments, Contingencies and Off-Balance Sheet Arrangements
           -------------------------------------------------------------

       Lease Commitments -- The Company finances its use of certain facilities and equipment under committed lease arrangements provided by various institutions. Since the terms of these arrangements meet the accounting definition of operating lease arrangements, the aggregate sum of future minimum lease payments is not reflected on the condensed consolidated balance sheet. At September 30, 2006, future minimum lease payments under these arrangements, the majority of which related to the long-term real estate leases, totaled $93.8.

       Indemnities, Commitments and Guarantees -- During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These indemnities include non-infringement of patents and intellectual property indemnities to the Company's customers in connection with the delivery, design, manufacture and sale of its products, indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease, and indemnities to other parties to certain acquisition agreements. The duration of these indemnities, commitments and guarantees varies, and in certain cases is indefinite. The Company believes that substantially all of these indemnities, commitments and guarantees provide for limitations on the maximum potential future payments the Company could be obligated to make. However, the Company is unable to estimate the maximum amount of liability related to its indemnities, commitments and guarantees because such liabilities are contingent upon the occurrence of events which are not reasonably determinable. Management believes that any liability for these indemnities, commitments and guarantees would not be material to the accompanying condensed consolidated financial statements. Accordingly, no significant amounts have been accrued for indemnities, commitments and guarantees.

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

                                                                       NINE MONTHS ENDED
                                                          ---------------------------------------------
                                                             September 30,            September 30,
                                                                 2006                     2005
                                                          --------------------     --------------------
Beginning balance                                             $  14.3                  $  13.2
Accruals for warranties issued
    during the period                                             9.6                      6.7
Settlements made                                                 (6.7)                    (6.2)
                                                          --------------------     --------------------
Ending balance                                                $  17.2                  $  13.7
                                                          ====================     ====================

Note 7.    Accounting for Stock-Based Compensation
           ---------------------------------------

       Effective January 1, 2006, the Company began accounting for share-based compensation arrangements in accordance with the provisions of Financial Accounting Standards Board (FASB) Statement No. 123(R), "Share-Based Payment" (SFAS 123(R)). Under SFAS 123(R), share-based compensation cost is measured on the date of grant, based on the fair value of the award, and is recognized over the requisite service period.

       The Company uses the Black-Scholes valuation method to measure fair value. The Black-Scholes valuation calculation requires the Company to estimate key assumptions such as expected term, volatility and forfeiture rates to determine the award's fair value. The estimate of these key assumptions is based on historical information and judgment regarding market factors and trends. The expected term of options granted is derived from historical data on employee exercise and post-vesting employment termination behavior. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve, with expected maturities similar to the expected term of the option, in effect at the time of grant. Expected volatility is based on both the implied volatilities from traded options on the Company's stock and historical volatility on the Company's stock measured over the expected life of the option.

       The Company previously applied Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations and provided the required pro forma disclosures of SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). For options granted prior to January 1, 2006 and valued in accordance with SFAS 123, the expected volatility used to estimate the fair value of the options was based solely on the historical volatility on the Company's stock. The Company used the graded vested method for expense attribution and recognized options forfeitures as they occurred as allowed by SFAS 123.

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

       No options were granted during the nine months ended September 30, 2006 and 49,500 options were granted during the nine months ended September 30, 2005. The following table illustrates the effects of options and employee purchase rights granted prior to September 30, 2005 on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123(R) in the first nine months of fiscal 2005.

                                                           THREE MONTHS ENDED       NINE MONTHS ENDED
                                                           September 30, 2005      September 30, 2005
                                                           ------------------      ------------------
As reported
      Net earnings                                                 $10.0                  $ 22.5
      Deduct: Share-based employee
         compensation, fair value method, net
         of related tax effects                                    (1.6)                   (5.0)
                                                                 -------                --------
Pro forma net earnings                                              $8.4                   $17.5
                                                                 =======                ========
Basic and diluted net earnings per share:
      Net earnings
         Per share - basic



               As reported                                        $ 0.17                  $ 0.39
               Pro forma                                          $ 0.14                  $ 0.30
         Net earnings
         Per share - diluted
               As reported                                        $ 0.16                  $ 0.37
               Pro forma                                          $ 0.14                  $ 0.29


     Assumptions used to estimate the value of the options are as follows:

                                                           THREE MONTHS ENDED       NINE MONTHS ENDED
                                                           September 30, 2005      September 30, 2005
                                                           ------------------      ------------------
Options:
      Risk-free interest rate                                      4.0%                     3.7%
      Dividend yield                                                 0%                       0%
      Volatility                                                    67%                      68%
      Expected life (years)                                        2.2                      2.1

     The Company has established a qualified Employee Stock Purchase Plan. Prior to January 1, 2006, the terms of this plan allowed for qualified employees (as defined) to participate in the purchase of designated shares of the Company's common stock at a price equal to the lower of 85% of the closing price at the beginning or end of each semi-annual stock purchase period. Subsequent to January 1, 2006, the purchase price is equal to 85% of the closing price at the end of each semi-annual stock purchase period. The value of employee purchase rights granted pursuant to the Company's Employee Stock Purchase Plan during the nine months ended September 30, 2005 was $5.74 per share. The fair value of those purchase rights represents the difference between the closing price of the Company's shares on June 30, 2005 and the purchase price of the shares.

      The following tables set forth options granted, exercised, forfeited and outstanding during the nine months ended September 30, 2006:


                                                     Options            Weighted Average
                                                   (in thousands)       Price Per Share
                                                   --------------       ---------------

     Outstanding at January 1, 2006                   4,806                     $8.83
     Options granted                                    --                         --
     Options exercised                               (3,250)                    $7.21
     Options forfeited                               (    6)                    $8.38
                                                     ------
     Outstanding at September 30, 2006                1,550                    $12.57
                                                     ======

     Exercisable at September 30, 2006                1,550                    $12.57
                                                     ======

                    Options Outstanding at September 30, 2006
                    -----------------------------------------


                                                          Weighted Average
                                        Options             Exercise Price       Weighted Average
                Range of              Outstanding          Outstanding and          Remaining
             Exercise Price         and Exercisable          Exercisable         Contractual Life
             --------------         ---------------          -----------         ----------------
                                     (in thousands)                                   (years)
             $ 4.08  -  $5.59            344                       $ 5.12              6.72
               6.59  -   9.70            238                         7.32              5.45
              10.42  -  10.42            363                        10.42              8.15
              10.59  -  20.81            358                        15.58              4.73
              21.50  -  30.25            247                        26.82              3.49

       The Company issues new shares of common stock upon exercise of stock options. During the nine months ended September 30, 2006, 3.3 million stock options were exercised with an aggregate intrinsic value of $56.5 determined as of the date of option exercise. The aggregate intrinsic value of outstanding options as of September 30, 2006 was $14.6.

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

       During the quarter ended September 30, 2006 the Company granted 510,460 shares of restricted stock with a fair market value at the date of grant date of $12.6. An additional grant of 7,960 shares was made on March 31, 2006, with a fair market value at the date of grant of $0.2. Compensation cost is being recognized on a straight-line basis over the four year cliff vesting period of the restricted shares and all shares are expected to vest. Share based compensation of $0.5 was recognized during the quarter ended September 30, 2006 related to these share grants. Unrecognized compensation related to these grants was $12.3 at September 30, 2006.


Note 8.    Segment Reporting
           -----------------

       The Company is organized based on the products and services it offers. Following the acquisitions described in Note 2, the Company expanded its reportable segments from three reporting segments to five reporting segments: Seating Products, Interior Systems, Engineering Services, Distribution and Business Jet. Previously, the Company included the Seating Products, Interior Systems and Engineering Services segments in its Commercial Aircraft segment. The following prior period information has been restated to conform to the current period presentation.

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

       The following table presents net sales and operating earnings by business segment:

                                     ------------------------------------    --------------------------------------
                                             THREE MONTHS ENDED                        NINE MONTHS ENDED
                                     ------------------------------------    --------------------------------------
                                      September 30,      September 30,         September 30,      September 30,
                                           2006              2005                  2006                2005
                                     ------------------------------------    --------------------------------------
Net sales
  Seating Products                              $98.8              $74.4                $283.0              $207.6
  Interior Systems                               72.4               51.2                 192.2               153.8
  Engineering Services                           17.7               15.0                  49.5                43.2
  Distribution                                   64.3               43.0                 173.0               131.0
  Business Jet                                   34.7               33.5                 108.9                85.6
                                     ------------------------------------    --------------------------------------
                                               $287.9             $217.1                $806.6              $621.2
                                     ====================================    ======================================


Operating Earnings
  Seating Products                              $11.3               $7.6                 $26.8               $16.3
  Interior Systems                               13.8                8.3                  36.1                26.0
  Engineering Services                            0.7               (1.9)                  0.1                (5.1)
  Distribution                                   12.9                8.7                  36.5                26.5
  Business Jet                                    0.2                2.7                   5.8                 5.7
                                     ------------------------------------    --------------------------------------
                                                $38.9              $25.4                $105.3               $69.4
                                     ====================================    ======================================

Interest Expense                                  9.7               14.8                  27.9                44.9
Loss on Debt Extinguishment                      17.0                --                   18.8                 --
                                     ------------------------------------    --------------------------------------
Earnings Before Income Taxes                    $12.2              $10.6                 $58.6               $24.5
                                     ====================================    ======================================

        The following table presents capital expenditures by business segment:


                                     ------------------------------------    --------------------------------------
                                             THREE MONTHS ENDED                        NINE MONTHS ENDED
                                     ------------------------------------    --------------------------------------
                                      September 30,      September 30,         September 30,      September 30,
                                           2006              2005                  2006                2005
                                     ------------------------------------    --------------------------------------
Capital Expenditures
  Seating Products                               $1.8               $0.7                  $5.7                $2.6
  Interior Systems                                1.3                0.9                   3.8                 2.5
  Engineering Services                            0.3                0.3                   1.0                 0.7
  Distribution                                    0.6                0.8                   1.9                 1.9
  Business Jet                                    1.1                1.1                   3.5                 3.2
                                     ------------------------------------    --------------------------------------
                                                 $5.1               $3.8                 $15.9               $10.9
                                     ====================================    ======================================


        The following tables present total assets by business segment:


                                          --------------------------------------
                                           September 30,       December 31,
                                                2006               2005
                                          --------------------------------------
            Total Assets
               Seating Products                     $230.7               $223.0
               Interior Systems                      380.5                326.7
               Engineering Services                  117.1                169.1
               Distribution                          494.3                421.0
               Business Jet                          241.8                286.7
                                          --------------------------------------
                                                  $1,464.4             $1,426.5
                                          ======================================

            Corporate assets (including cash and cash equivalents) of $201.3 and $462.1 at September 30, 2006 and December 31, 2005, respectively, have been allocated to the above segments based on each segment's respective percentage of total assets.


Note 9.    Net Earnings Per Common Share
           -----------------------------

        Basic net earnings per common share is computed using the weighted average common shares outstanding during the period. Diluted net earnings per common share is computed by using the average share price during the period when calculating the dilutive effect of stock options and restricted shares. Shares outstanding for the periods presented were as follows:


                                                                 THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                          ----------------------------------     ----------------------------------
                                                           September 30,     September 30,        September 30,    September 30,
                                                                2006             2005                 2006              2005
                                                          ----------------------------------     ----------------------------------
           Net earnings                                         $31.4            $10.0                $63.9            $22.5
                                                                =====            =====                =====            =====

           Basic weighted average common shares                  77.7             58.2                 76.8             57.4
             (in millions)
           Effect of dilutive stock options and stock
             purchases under the employee stock                    .6              3.0                  1.0              2.9
             purchase plan (in millions)
           Effect of restricted shares issued (in millions)        .3               --                   .1               --
                                                                -----            -----                -----            -----
           Diluted weighted average common shares (in millions)  78.6             61.2                 77.9             60.3
                                                                =====            =====                =====            =====

           Basic net earnings per share                         $0.40            $0.17                $0.83            $0.39
                                                                =====            =====                =====            =====
           Diluted net earnings per share                       $0.40            $0.16                $0.82            $0.37
                                                                =====            =====                =====            =====

Note 10.   Comprehensive Earnings
           ----------------------

        Comprehensive earnings is defined as all changes in a company's net assets except changes resulting from transactions with shareholders. It differs from net earnings in that certain items currently recorded to equity would be a part of comprehensive earnings. The following table sets forth the computation of comprehensive earnings for the periods presented:

                                                         THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                  ----------------------------------   ----------------------------------
                                                   September 30,    September 30,       September 30,     September 30,
                                                       2006              2005                2006             2005
                                                  ----------------------------------   ----------------------------------
Net earnings                                             $31.4               $10.0            $63.9              $22.5
Other comprehensive earnings:
   Foreign exchange translation adjustment                (0.1)               (1.5)             7.9              (11.2)
                                                         -----                ----            -----              -----
Comprehensive earnings                                   $31.3                $8.5            $71.8              $11.3
                                                         =====                ====            =====              =====


Note 11.   Recent Accounting Pronouncements
           --------------------------------

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

       In September 2006, the FASB issued SFAS No. 157 "Fair Value Measurements" (SFAS 157). SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS 157 is not expected to have a material impact on the Company's financial statements.

       In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Post Retirement Plans "(SFAS 158). SFAS 158 is effective for the end of the fiscal year ending after December 15, 2006. The adoption of SFAS 158 is not expected to have a material impact on the Company's financial statements.

       In September 2006, the SEC issued SAB No. 108, "Guidance re: the Use of a Cumulative Effect Adjustment to Correct Immaterial Misstatements" (SAB 108). Registrants are required to apply the provisions of SAB 108 no later than the annual financial statements for their first fiscal year ending after November 15, 2006. The application of SAB 108 is not expected to have a material impact on the Company's financial statements.


                  [Remainder of page intentionally left blank]

                               BE AEROSPACE, INC.
                               ------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           (Dollars In Millions, Except As Noted And Per Share Data)

OVERVIEW

       The following discussion and analysis addresses the results of our operations for the three months ended September 30, 2006, as compared to our results of operations for the three months ended September 30, 2005. The discussion and analysis then addresses our results of operations for the nine months ended September 30, 2006, as compared to our results of operations for the nine months ended September 30, 2005. In addition, the discussion and analysis addresses our liquidity, financial condition and other matters for these periods.

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

       o a full line of aircraft food and beverage preparation and storage equipment, including coffeemakers, water boilers, beverage containers, refrigerators, freezers, chillers and microwave, high heat, convection and steam ovens;

       o both chemical and gaseous aircraft oxygen delivery, distribution and storage systems and protective breathing equipment;

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

       We conduct our operations through strategic business units that have been aggregated under five reportable segments: Seating Products, Interior Systems, Engineering Services, Distribution and Business Jet.

       Net sales by reportable segment for the three and nine month periods ended September 30, 2006 and September 30, 2005 were as follows:

                             ----------------------------------------    ---------------------------------------
                                       THREE MONTHS ENDED                          NINE MONTHS ENDED
                             ----------------------------------------    ---------------------------------------
                                September 30,       September 30,          September 30,       September 30,
                                    2006                 2005                   2006                2005
                             ----------------------------------------    ---------------------------------------
                                Net      % of Net    Net     % of Net       Net   % of Net      Net     % of Net
                               Sales      Sales     Sales     Sales        Sales   Sales       Sales     Sales
                             ----------------------------------------    ---------------------------------------

         Seating Products       $98.8      34.3%     $74.4     34.3%       $283.0     35.1%   $207.6      33.4%
         Interior Systems        72.4      25.2%      51.2     23.6%        192.2     23.8%    153.8      24.8%
         Engineering             17.7       6.1%      15.0      6.9%         49.5      6.1%     43.2       7.0%
        Services
         Distribution            64.3      22.3%      43.0     19.8%        173.0     21.5%    131.0      21.0%
         Business Jet            34.7      12.1%      33.5     15.4%        108.9     13.5%     85.6      13.8%
                             ----------------------------------------    ---------------------------------------
                               $287.9     100.0%    $217.1    100.0%       $806.6    100.0%   $621.2     100.0%
                             ========================================    =======================================

       Net sales by domestic and foreign operations for the three and nine month periods ended September 30, 2006 and September 30, 2005 were as follows:

                                   THREE MONTHS ENDED                         NINE MONTHS ENDED
                         ----------------------------------------    ------------------------------------
                           September 30,       September 30,           September 30,     September 30,
                               2006                 2005                   2006               2005
                         ----------------------------------------    ------------------------------------
      Domestic                  $190.2             $152.2                   $527.9             $436.5
      Foreign                     97.7               64.9                    278.7              184.7
                         ----------------------------------------    ------------------------------------
      Total                     $287.9             $217.1                   $806.6             $621.2
                         ========================================    ====================================

       Net sales by geographic area (based on destination) for the three and nine month periods ended September 30, 2006 and September 30, 2005 were as follows:

                                THREE MONTHS ENDED                                NINE MONTHS ENDED
                     ------------------------------------------    ------------------------------------------------
                      September 30, 2006   September 30, 2005        September 30, 2006      September 30, 2005
                     ------------------------------------------    ------------------------------------------------
                       Net        % of      Net       % of            Net         % of        Net         % of
                      Sales    Net Sales   Sales    Net Sales        Sales     Net Sales     Sales     Net Sales
                     ------------------------------------------    ------------------------------------------------
    United States      $126.4     43.9%     $104.1   48.0%           $342.7       42.5%      $308.3      49.6%
    Europe               72.6     25.2%       45.6   21.0%            225.9       28.0%       142.9      23.0%
    Asia                 59.2     20.6%       57.4   26.4%            172.2       21.3%       138.9      22.4%
    Rest of World        29.7     10.3%       10.0    4.6%             65.8        8.2%        31.1       5.0%
                     ------------------------------------------    ------------------------------------------------
                       $287.9    100.0%    $217.1   100.0%           $806.6      100.0%      $621.2     100.0%
                     ==========================================    ================================================

       Between 1989 and 2001, we substantially expanded the size, scope and nature of our business through 24 acquisitions, for an aggregate purchase price of approximately $1 billion. During the 2001 through June 2006 period, we did not make any significant acquisitions. Until the third quarter of 2006, essentially all of our revenue growth since 2001 had been organic.

       During the third quarter of 2006, we acquired Draeger GmbH ("Draeger") and New York Fasteners Corp. ("New York Fasteners") for, in the aggregate, approximately $145 million in cash. Draeger manufactures components and integrated systems to supply oxygen systems for both civil and military aircraft, with well-established strengths in both chemical and gaseous oxygen systems. Draeger is the prime contractor for oxygen systems for the Eurofighter Typhoon, and provides maintenance and repair services for Germany's Air Force in-service oxygen systems. The integration of Draeger with our existing oxygen business will allow us to offer one of the broadest oxygen system product lines in the industry. New York Fasteners is a distributor of a wide variety of aerospace fasteners and hardware primarily to the military sector. The integration of New York Fasteners into our distribution segment is expected to significantly expand our overall penetration into the military sector.

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

       We also believe in providing our businesses with the tools required to remain competitive. In that regard, we have invested, and will continue to invest, in property and equipment that enhances our productivity. Over the past three years, annual capital expenditures ranged from $11 - $17. Taking into consideration our record backlog, targeted capacity utilization levels, recent capital expenditure investments and current industry conditions, we anticipate increased capital expenditures of approximately $28 over the next twelve months.

       International airline competition for higher margin international travelers and improving worldwide industry conditions have resulted in increasing demand for our products and services, as demonstrated by bookings of approximately $360 during the third quarter of fiscal 2006. At September 30, 2006, backlog was in excess of $1,600, which represents an increase of approximately 60%, compared to our backlog at September 30, 2005. We expect continuing strong demand for the next several years as industry conditions continue to improve. As worldwide air traffic grows and airlines add capacity and upgrade the cabin interiors of existing active aircraft, we expect our aftermarket activities to continue to grow. According to IATA, during the year ended December 31, 2005, the global airline industry expanded airline capacity by approximately 6% in response to an approximately 8% increase in global air traffic. In addition, as a result of the severity of the post-September 11, 2001 downturn, many carriers, particularly in the United States, have deferred interior maintenance and upgrades. The U.S. carriers have just begun the process of upgrading their international fleets and we believe there are substantial additional growth opportunities with domestic airlines for retrofit programs, particularly for the twin-aisle aircraft that service international routes.


                  [Remainder of page intentionally left blank]

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006, AS COMPARED TO THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 (Dollars In Millions, Except Per Share Data)

    Sales for each of our segments are set forth in the following table:

                                                                             NET SALES
                                                                       (dollars in millions)
                                       ---------------------------------------------------------------------------------------
                                                                  Three Months Ended September 30,

                                       ---------------------------------------------------------------------------------------
                                                                                                               Percent
                                               2006                 2005                Change                 Change
                                       ---------------------------------------------------------------------------------------
Seating products                                 $98.8              $74.4                 $24.4                   32.8%
Interior systems                                  72.4               51.2                  21.2                   41.4%
Engineering services                              17.7               15.0                   2.7                   18.0%
Distribution                                      64.3               43.0                  21.3                   49.5%
Business jet                                      34.7               33.5                   1.2                    3.6%
                                       ---------------------------------------------------------------------------------------
Total                                           $287.9             $217.1                 $70.8                   32.6%


    Net sales for the three months ended September 30, 2006 were $287.9, an increase of $70.8 or 32.6% as compared to the same period in the prior year.

    The increase in sales volume for the seating products, interior systems and engineering services segments was driven by a higher level of retrofit activity, demand created by new aircraft deliveries and market share gains. Interior systems segment's revenue growth rate, exclusive of the impact of the Draeger acquisition, was 22.7%. The distribution segment delivered revenue growth of 49.5% in the third quarter of 2006, primarily due to a broad-based increase in aftermarket demand for aerospace fasteners and continued market share gains. Distribution segment's revenue growth rate, exclusive of the impact of the New York Fasteners acquisition, was 35.5%. Business jet segment revenues increased by 3.6% in the third quarter of 2006, reflecting strong business jet deliveries, which was offset by a lower level of super first class revenues due primarily to delivery delays of Airbus' A380. The recent acquisitions of Draeger (interior systems) and New York Fasteners (distribution) accounted for approximately $16 of the consolidated revenue growth; revenue growth exclusive of these acquisitions during the current quarter was approximately 25.5%.

    Gross profit for the third quarter of 2006 of $100.8, or 35.0% of sales, increased by $24.2 or 31.6%, as compared to the same period last year. Third quarter 2006 gross margin decreased by 30 basis points as compared to the same period of the prior year. The decrease in gross margin was primarily due to the very poor absorption of overhead costs due to delays in Airbus A380 deliveries, which negatively impacted gross profit and gross margin by approximately $2.3 and 80 basis points, respectively. Gross margin for the current three-month period, exclusive of the Draeger and New York Fastener acquisitions, was 35.2%.

    Selling, general and administrative expenses in the third quarter of 2006 were $39.7, or 13.8% of sales, versus $34.0, or 15.7% of sales, in the same period in the prior year reflecting the higher level of selling, marketing and product support costs ($2.0), the recent acquisitions of Draeger and New York Fasteners ($1.6) and increased compensation, benefits and commissions ($2.6) associated with the 32.6% increase in revenues and the over 60% increase in backlog from September 30, 2005. Selling, general and administrative expenses as a percentage of sales decreased by 190 basis points reflecting the operating leverage in our business.

    Research, development and engineering expenses for the current quarter were $22.2, or 7.7% of sales, versus $17.2 or 7.9% of sales in the same period in the prior year and reflect the higher level of spending associated with customer specific engineering, as well as new product development activities (primarily at the seating products and interior systems segments). During the three months ended September 30,

2006 we applied for fourteen U.S. and foreign patents compared to nine during the same period in the prior year.

    Operating earnings for the third quarter of 2006 of $38.9 increased by $13.5, or 53.2%, as compared to the same period last year. The third quarter operating margin of 13.5% expanded by 180 basis points. The substantial increase in operating earnings was driven primarily by continued revenue growth ($70.8) earnings growth ($13.5) and margin expansion in the seating products, interior systems, engineering services and distribution segments. The consolidated 180 basis point expansion in operating margin was achieved despite very poor absorption of overhead costs due to delays in Airbus A380 deliveries, which negatively impacted business jet segment's operating results by approximately $2.3 and caused an 80 basis point reduction of consolidated operating margin.

         The following is a summary of operating earnings performance by segment:

                                                                         OPERATING EARNINGS
                                       ---------------------------------------------------------------------------------------
                                                                  Three Months Ended September 30,
                                                                          ($ in millions)
                                       ---------------------------------------------------------------------------------------
                                                                                                               Percent
                                               2006                 2005                Change                 Change
                                       ---------------------------------------------------------------------------------------
Seating products                                $11.3                $7.6                  $3.7                    48.7%
Interior systems                                 13.8                 8.3                   5.5                    66.3%
Engineering services                              0.7                (1.9)                  2.6                     NM
Distribution                                     12.9                 8.7                   4.2                    48.3%
Business jet                                      0.2                 2.7                  (2.5)                    NM
                                       ---------------------------------------------------------------------------------------
Total                                           $38.9               $25.4                 $13.5                    53.2%


    Operating earnings at the seating products segment of $11.3 in the third quarter of 2006 increased by $3.7, or 48.7%, versus the same period in the prior year. The seating products operating margin for the quarter expanded to 11.4%, a 120 basis point improvement over the same period in the prior year. Operating earnings at the interior systems segment of $13.8 in the third quarter of 2006 were $5.5, or 66.3%, greater than the same period in the prior year. The margin expansion in the seating products and interior systems segments was primarily the result of ongoing manufacturing efficiencies and operating leverage at the higher sales level. The engineering services segment generated operating earnings of $0.7, an improvement of $2.6 versus the same period in the prior year, reflecting the somewhat higher sales volume ($2.7), ongoing manufacturing efficiencies and product mix.

     The distribution segment generated record revenues of $64.3 in the third quarter of 2006, an increase of $21.3, or 49.5%, versus the same period in the prior year. Distribution segment operating earnings in the third quarter of 2006 were $12.9, which was 48.3% greater than the same period last year and represented a 20.1% operating margin.

     The business jet segment generated third quarter revenues of $34.7, an increase of 3.6% as compared to the third quarter of 2005. Operating earnings at the business jet segment during the quarter of $0.2 were $2.5 less than operating earnings in the same period last year. The lower level of operating earnings at the business jet segment resulted from very poor absorption of overhead costs due to delays in Airbus A380 deliveries, which negatively impacted the segment's operating results by approximately $2.3.

    Interest expense for the third quarter of 2006 was $9.7, $5.1 lower than interest expense recorded in the same period in the prior year, primarily due to the January 2006 redemption of the $250 of aggregate principal amount of senior subordinated notes due 2008. We also repurchased approximately $175.0 of senior notes and incurred $17.0 of debt prepayment costs during the three months ended September 30, 2006.

    Earnings before income tax benefit of $12.2 increased by $1.6, as compared to the prior year's pre-tax earnings of $10.6. The increase was due to the $13.5, or 53.2% increase in operating earnings and the $5.1 decrease in interest expense, offset by debt prepayment costs of $17.0. Exclusive of debt prepayment charge earnings before income taxes would have been $29.2, an approximate tripling of pre-tax earnings as compared to the prior year.

    We recognized a significant portion of our U.K. deferred tax asset during the third quarter of 2006, resulting in a tax benefit of approximately $22.9. The deferred tax asset was recorded as a result of the improving financial performance and outlook for our U.K. operations. The income tax benefit for the current quarter was $19.2, reflecting income tax expense of $3.7 based upon 30% of earnings before income taxes, all of which was offset by the recognition of the deferred tax asset described above of $22.9. The 2006 effective tax rate of 30% differs from our expected worldwide tax rate of approximately 35% and reflects the financial statement benefit arising from the realization of our U.K. net operating loss carryforward during the third quarter of 2006. The 2005 effective tax rate of 5.7% differs from our expected worldwide tax rate of approximately 35% and reflects, for financial reporting purposes, the realization of the entire US and a portion of the foreign net operating loss carryforwards during 2005. At September 30, 2006, the Company had net operating loss carryforwards in the United States and United Kingdom of approximately $261 and $72, respectively, available to offset future taxable income.

     Net earnings for the third quarter of 2006 were $31.4 or $0.40 per diluted share based on approximately 78.6 fully diluted shares, versus net earnings of $10.0, or $0.16 per diluted share based on 61.2 diluted shares for the same period in the prior year.




                  [Remainder of page intentionally left blank]

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006, AS COMPARED TO THE RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 (Dollars In Millions, Except Per Share Data)

    Sales for each of our segments are set forth in the following table:

                                                                             NET SALES
                                       ---------------------------------------------------------------------------------------
                                                                  Nine Months Ended September 30,
                                                                         ($ in millions)
                                       ---------------------------------------------------------------------------------------
                                                                                                               Percent
                                               2006                 2005                Change                 Change
                                       ---------------------------------------------------------------------------------------
Seating products                               $283.0              $207.6                 $75.4                    36.3%
Interior systems                                192.2               153.8                  38.4                    25.0%
Engineering services                             49.5                43.2                   6.3                    14.6%
Distribution                                    173.0               131.0                  42.0                    32.1%
Business jet                                    108.9                85.6                  23.3                    27.2%
                                       ---------------------------------------------------------------------------------------
Total                                          $806.6              $621.2                $185.4                    29.8%



    Net sales for the nine months ended September 30, 2006 were $806.6, an increase of $185.4, or 29.8%, as compared to the same period in the prior year.

    The increase in sales volume for the seating products, interior systems, and engineering services segments was driven by a higher level of retrofit activity, demand created by new aircraft deliveries, and market share gains. Interior systems segment's revenue growth rate exclusive of the impact of the Draeger acquisition was 18.4%. The distribution segment delivered revenue growth of 32.1% in 2006, primarily due to a broad-based increase in aftermarket demand for aerospace fasteners and continued market share gains. Distribution segment's revenue growth rate exclusive of the impact of the New York Fasteners acquisition was 27.2%. Business jet segment revenues increased by 27.2% in 2006, reflecting strong business jet deliveries, offset by a lower level of super first class revenues due primarily to A380 delivery delays. The recent acquisitions of Draeger (interior systems) and New York Fasteners (distribution) accounted for approximately $16 of the consolidated revenue growth; revenue growth during the nine months, exclusive of these acquisitions was approximately 27.3%.

    Gross profit during 2006 of $283.7, or 35.2%, of sales, increased by $66.3 or 30.5%, as compared to the same period last year. The 2006 gross margin increased by 20 basis points as compared to the same period of the prior year. The gross margin expansion was negatively impacted by very poor absorption of overhead costs due to delays in Airbus A380 deliveries, which reduced gross profit and gross margin by approximately $2.3 and 30 basis points, respectively.

    Selling, general and administrative expenses in 2006 was $116.1, or 14.4% of sales, versus $97.8 or 15.7% of sales in the same period in the prior year reflecting the higher level of selling, marketing and product support costs ($3.2), the recent acquisitions of Draeger and New York Fasteners ($1.6), and higher salaries, benefits, incentive compensation and commissions $(10.0) associated with the 29.8% increase in revenues and the over 60% increase in backlog from September 30, 2005. Selling, general and administrative expense for the nine months ended September 30, 2005 were reduced by $1.8 of net reimbursed legal fees in connection with the resolution of two legal matters. Selling, general and administrative expenses as a percentage of sales decreased by 130 basis points, reflecting the operating leverage in our business.

    Research, development and engineering expenses for the nine months were $62.3, or 7.7% of sales, versus $50.2 or 8.1% of sales in the same period in the prior year and reflect the higher level of spending associated with customer specific engineering, and new product development activities, (primarily at the seating products and interior systems segments). During the nine months ended September 30, 2006 we applied for fifty two U.S. and foreign patents versus seventeen during the same period in the prior year.

    Operating earnings of $105.3 for the first nine months of 2006 were $35.9 or 51.7% greater than the same period last year, due to both the 29.8% revenue growth and a 190 basis point expansion in operating margin to 13.1% of sales. The substantial increase in operating earnings was driven primarily by continued revenue growth ($185.4), earnings growth ($35.9) and margin expansion in the seating products, interior systems, engineering services and business jet segments. The consolidated 190 basis point expansion in operating margin was in spite of very poor absorption of overhead costs due to delays in the A380 deliveries, which negatively impacted business jet segment's operating results by approximately $2.3 and caused a 25 basis point reduction of operating earnings.


         The following is a summary of operating earnings performance by segment:

                                                                         OPERATING EARNINGS
                                       ---------------------------------------------------------------------------------------
                                                                  Nine Months Ended September 30,
                                                                         ($ in millions)
                                       ---------------------------------------------------------------------------------------
                                                                                                               Percent
                                               2006                 2005                Change                 Change
                                       ---------------------------------------------------------------------------------------
Seating products                                $26.8               $16.3                 $10.5                    64.4%
Interior systems                                 36.1                26.0                  10.1                    38.8%
Engineering services                              0.1                (5.1)                  5.2                     NM
Distribution                                     36.5                26.5                  10.0                    37.7%
Business jet                                      5.8                 5.7                   0.1                     1.8%
                                       ---------------------------------------------------------------------------------------
Total                                          $105.3               $69.4                 $35.9                    51.7%



    For the nine months ended September 30, 2006, seating products operating earnings of $26.8 increased by $10.5, or 64.4% as compared to the same period in the prior year, due to both a 36.3% increase in revenue and a 160 basis point expansion in operating margin to 9.5% of sales. Operating earnings at the interior systems segment of $36.1 increased by $10.1, or 38.8%, as compared to the same period in the prior year, due to both a 25.0% increase in revenue and a 190 basis point expansion in operating margin to 18.8% of sales. The margin expansion at both the seating products and interior systems segments was primarily due to ongoing manufacturing efficiencies and operating leverage at the higher sales volume. The operating results at the engineering services segment improved by $5.2 as compared to the same period in the prior year due to higher sales volume, better product mix and operational efficiencies. The distribution segment's operating earnings of $36.5 during the nine months ended September 30, 2006 increased by $10.0 or 37.7% on a 32.1% increase in sales, reflecting further operating efficiencies at the higher sales level. The operating margin at the distribution segment, exclusive of the New York Fastener acquisition, was 21.6%. The business jet segment's operating earnings were $5.8 in the current nine-month period, essentially unchanged from the prior year.

    Interest expense for the first nine months of 2006 was $27.9 and was $17.0 lower than interest expense recorded in the same period in the prior year, primarily due to the January 2006 redemption of our $250 of senior subordinated notes due 2008. We also repurchased approximately $175.0 of senior notes and incurred $18.8 of debt prepayment costs during the nine months ended September 30, 2006.

     Earnings before income taxes were $58.6, which reflected $18.8 of debt prepayment costs, compared to pre-tax earnings of $24.5 for the prior year. The large increase was due to the $35.9 or 51.7% increase in operating earnings and the $17.0 decrease in interest expense which was partially offset by $18.8 of debt prepayment costs.

    We recognized a significant portion of our U.K. deferred tax asset during 2006, resulting in a tax benefit of approximately $22.9. The deferred tax asset was recorded as a result of the improving financial performance and outlook for our U.K. operations. Income tax benefit for the current year was $5.3, reflecting income tax expenses of $17.6, based upon 30% of earnings before income taxes, all of which was offset by the recognition of our deferred tax asset described above of $22.9. The 2006 effective tax rate of 30% differs from our expected worldwide tax rate of approximately 35% and reflects the financial statement benefit arising from the realization of our U.K. net operating loss carryforward as actually realized during the period. The 2005 effective tax rate of 4.7% differs from our expected worldwide tax rate of approximately 35% and reflects, for financial reporting purposes, the realization of both the US and U.K. net operating loss carryforward during 2005. At September 30, 2006 the Company had net operating loss carryforwards in the United States and United Kingdom of approximately $261 and $72, respectively, available to offset future taxable income.

    Net earnings for the nine months ended September 30, 2006 were $63.9, or $0.82 per diluted share based on approximately 77.9 million fully diluted shares, versus net earnings of $22.5, or $0.37 per diluted share based on 60.3 million diluted shares for the same period in the prior year.

                  [Remainder of page intentionally left blank]

LIQUIDITY AND CAPITAL RESOURCES

Current Financial Condition

     Our liquidity requirements consist of working capital needs, ongoing capital expenditures and payments of interest and principal on our indebtedness. Our primary requirements for working capital are directly related to the level of our operations. Working capital consists primarily of accounts receivable and inventories, which fluctuate with the sales of our products. Our working capital was $425.1 as of September 30, 2006, as compared to $573.4 as of December 31, 2005. The decrease in working capital from December 31, 2005 to September 30, 2006 was primarily due the redemption of the $250.0 aggregate principal amount of 8% subordinated notes in January 2006 with the net proceeds of an issuance of common stock in December 2005. Other factors impacting the change in working capital include an increased level of accounts receivable ($25.4) related to our recent revenue growth of 30%, a $149.6 increase in inventories, offset by a $63.1 increase in accounts payable. Nearly $75.0 of the inventory growth was due to investments to provide a broader range of products to a rapidly expanding customer base in our distribution business. The balance of the inventory growth was due to our 30% revenue growth, the outlook for future revenue growth, the recent Draeger acquisition as well as to support the 60% increase in our backlog. At September 30, 2006, there was $300.0 in term debt outstanding under the Senior Secured Credit Facility. As more fully described below, during the third quarter of 2006, in connection with the acquisitions of Draeger and New York Fasteners, we completed a tender offer for our 8 1/2% senior notes, established a new bank credit facility and amended our existing Amended Bank Credit Facility. There are no debt principal payments due on the remaining $.06 of 8 1/2% senior notes until 2010 and the $250.0 aggregate principal amount of 8 7/8% senior subordinated notes until 2011.

 Cash Flows

    At September 30, 2006, our cash and revolving credit facility available under our Senior Secured Credit Facility was $193.7 compared to $394.4 at December 31, 2005. Cash generated by operating activities was $21.8 for the nine months ended September 30, 2006, as compared to $9.5 in the same period in the prior year. The primary sources of cash during the nine months ended September 30, 2006 were net earnings of $85.3 (as adjusted for depreciation and amortization of $21.4) and a higher level of accounts payable and accrued liabilities arising from the higher revenue volume. These sources of cash were offset by the higher level of inventories ($111.7) discussed above.

Capital Spending

    Our capital expenditures were $15.9 and $10.9 during the nine months ended September 30, 2006 and 2005, respectively. We anticipate capital expenditures of approximately $33 for the next twelve months. We have no material commitments for capital expenditures. We have, in the past, generally funded our capital expenditures from cash from operations and funds available to us under bank credit facilities. We expect to fund future capital expenditures from cash on hand, from operations and from funds available to us under our Senior Secured Bank Credit Facility. Between 1989 and 2001, we completed 24 acquisitions for an aggregate purchase price of approximately $1 billion. Following these acquisitions, we rationalized the businesses, reduced headcount by approximately 4,500 employees and eliminated 22 facilities. We have financed these acquisitions primarily through issuances of debt and equity securities. As discussed in Note 2, during the quarter ended September 30, 2006 we completed two acquisitions for $145 in cash.

Outstanding Debt and Other Financing Arrangements

    Long-term debt at September 30, 2006 consisted principally of our 8 7/8% senior subordinated notes due 2011 and $300.0 of bank term debt. The $250 of 8 7/8% senior subordinated notes mature on May 11, 2011 and are unsecured senior subordinated obligations and are subordinated to all of our senior indebtedness. The 8 7/8% senior subordinated notes contain restrictive covenants, including limitations on future indebtedness, restricted payments, transactions with affiliates, liens, dividends, mergers and transfers of assets. A breach of these covenants, or the covenants under our current or any future bank credit facility, that continues beyond any grace period can constitute a default, which can limit our ability to borrow and can give rise to a right of the lenders to terminate the applicable bank credit facility and/or a right of the debt holders to require immediate repayment of any outstanding debt.

    During the third quarter of 2006 we completed, a cash tender offer and consent solicitation for $174.9 aggregate principal amount of 8 1/2% senior notes using available cash on hand and from borrowings under the Senior Secured Credit Facility as described below.

    During the third quarter of 2006, we amended our existing senior secured credit facility, to provide us with a five-year, $200.0 revolving credit facility and a six-year, $300.0 term loan. The amended senior secured credit facility also provides us the ability to add additional term loans in the amount of up to $75.0 upon satisfaction of certain customary conditions and lender commitment. Proceeds from the term loan were used to repay borrowings under the revolving line of credit and to finance the acquisition of New York Fasteners.

    Revolving credit borrowings under the new senior secured credit facility will initially bear interest at an annual rate equal to the London interbank offered rate (LIBOR) plus 175 basis points, representing an initial interest rate of 7.2% as compared to 8.5% of the 8 1/2% senior notes repurchased in the tender offer. Term loan borrowings under the new senior secured credit facility bear interest at an annual rate equal to LIBOR plus 175 basis points, representing an initial interest rate of 7.2%.


Contractual Obligations

     During the nine-month period ended September 30, 2006, we redeemed our 8% senior subordinated notes due 2008, repurchased our 8 1/2 % senior notes and amended our senior secured credit facility. The following chart reflects our known contractual obligations and commercial commitments as of September 30, 2006. Commercial commitments include lines of credit, guarantees and other potential cash outflows resulting from a contingent event that requires performance by us or our subsidiaries pursuant to a funding commitment.

Contractual Obligations                      2006      2007       2008        2009       2010       Thereafter      Total
Long-term debt and other
   non-current liabilities                    $ --        $2.9       $4.1        $3.4       $3.4          $542.5      $556.3
Operating leases                                4.1       15.2       13.9         9.8        8.1            42.7        93.8
Purchase obligations (1)                        6.7        8.9        3.9         2.1        1.6             1.5        24.7
Future interest payment on
   outstanding debt (2)                        14.0       44.5       44.4        44.4       44.3            44.3       235.9
                                           ----------------------------------------------------------------------------------
Total                                         $24.8      $71.5      $66.3       $59.7      $57.4          $631.0      $910.7
                                           ==================================================================================

Commercial Commitments
Letters of Credit                              $6.3        $--        $--        $ --       $ --            $ --        $6.3
                                           ==================================================================================

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

(2) Interest payments include estimated amounts due on the $300.0 term loan based on the actual rate of interest at September 30, 2006. Actual interest payments will fluctuate based on the terms of the Senior Secured Credit Facility and market rate fluctuations.

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

Off-Balance Sheet Arrangements

Lease Arrangements

    We finance our use of certain equipment under committed lease arrangements provided by various financial institutions. Since the terms of these arrangements meet the accounting definition of operating lease arrangements, the aggregate sum of future minimum lease payments is not reflected on our consolidated balance sheet. Future minimum lease payments under these arrangements aggregated $93.8 at September 30, 2006.

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

Deferred Tax Assets

    We reversed a significant portion of our previously recorded valuation allowance on our U.S. deferred tax assets during the fourth quarter of 2005. The deferred tax asset was recorded as a result of our improving financial performance and outlook, as well as the $20.0 reduction in interest expense arising from the redemption of the $250.0 aggregate principal amount of 8% senior subordinated notes due 2008, which occurred in January 2006.

    During the quarter ended September 30, 2006 we reversed $22.9 of a valuation allowance which was recorded against our U.K. deferred tax asset. The deferred tax asset was recorded as a result of our improved performance and outlook for our U.K. operations.

    We maintained a valuation allowance of approximately $16.8 as of September 30, 2006 primarily related to our domestic capital loss carryforwards and our foreign operating loss carryforwards because of uncertainties that preclude us from determining that it is more likely than not that we will be able to generate sufficient taxable income to realize the tax benefits associated with such assets during the applicable carryforward periods.

RECENT ACCOUNTING PRONOUNCEMENTS

For a discussion of Recent Account Pronouncements, refer to Note 11 of our Condensed Consolidated Financial Statements included in Part 1, Item 1 of this report.

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

    Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. We believe that our critical accounting policies are limited to those described in Note 1 to Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. There have been no changes to our critical accounting policies since December 31, 2005.

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

     As a result of the foregoing, the domestic U.S. airlines sought to conserve cash in part by deferring or eliminating cabin interior refurbishment programs and deferring or canceling aircraft purchases. This, together with the reduction of new business jet production, caused a substantial contraction in our business during the 2001 through 2003 period. Although the global airline industry began to recover in late 2003 and conditions continue to improve, and the business jet industry is improving as well, additional events similar to those described above or other events could cause a deterioration of conditions in our industry or end the current business cycle. The rate at which the business jet industry recovers is dependent on corporate profits, the number of used jets on the market and other factors, which could slow the rate of recovery.

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

    From time to time, we and our foreign subsidiaries may enter into foreign currency exchange contracts to manage risk on transactions conducted in foreign currencies. At September 30, 2006, we had no outstanding forward currency exchange contracts. In addition, we have not entered into any other derivative financial instruments.

    Interest Rates - At September 30, 2006, we had adjustable rate debt totaling $300.0 and fixed rate debt of $250.1. The weighted average interest rate for the adjustable and fixed rate debt was approximately 7.16% and 8.88%, respectively, at September 30, 2006. If interest rates on variable rate debt were to increase by 10% above current rates, the impact on our financial statements would be to reduce pretax income by approximately $2.2. We do not engage in transactions intended to hedge our exposure to changes in interest rates.

    As of September 30, 2006, we maintained a portfolio of securities consisting mainly of taxable, interest-bearing deposits with weighted average maturities of less than three months. If short-term interest rates were to increase or decrease by 10%, we estimate interest income would increase or decrease by approximately $0.5.

ITEM 4.   CONTROLS AND PROCEDURES

    Disclosure Controls and Procedures

     The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness, as of September 30, 2006, of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company's periodic filings with the Securities and Exchange Commission.


    Internal Control over Financial Reporting

    There were no changes in our Company's internal control over financial reporting that occurred during the third quarter of 2006 that have materially affected, or are reasonably likely to materially affect, our Company's internal control over financial reporting.





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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds                  Not applicable.

Item 3.   Defaults Upon Senior Securities                                              Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders                         Not applicable.

Item 5.   Other Information

          Over the past year, the Compensation Committee of the Board of Directors, working together with its independent compensation consultant and management, has evaluated various alternatives for long term incentive compensation and has concluded that restricted stock is the most appropriate long term incentive for the Company at this time.
          The Board of Directors recently adopted a policy regarding the grant of restricted stock to management. Under this policy, to the extent annual equity awards are granted in a particular year, the committee will approve the grants at a meeting during the third or fourth quarter (including the employees who will receive grants and the dollar value of such grants) and the grants will be effective on November 15th of each year (or, if November 15th is not a business day, the first business day thereafter).

          On November 1, 2006, the compensation committee approved grants of restricted stock to approximately 185 of our managers pursuant to our 2005 Long Term Incentive Plan. These grants will be effective on
          November 15, 2006 provided that such individuals remain employed in good standing on such date. The restricted stock will be evidenced by our standard restricted stock award agreements approved by the committee on such date, forms of which are filed as exhibits 10.1,10.2 and 10.3 herewith. In particular, the restricted stock will vest in accordance with the following schedule:

          o  50% on the second anniversary of grant;

          o  25% on the third anniversary of grant; and

          o  25% on the fourth anniversary of grant.

          The Compensation Committee anticipates that these awards will serve as a long term incentive, and as such, are generally not expected to be awarded on an annual basis.

          In addition, in order to apply a more consistent approach to the vesting of restricted stock awards, on November 6, 2006, the Compensation Committee amended the vesting schedule of all outstanding restricted stock awards to conform with the above vesting schedule.
          Previously the outstanding restricted stock awards were scheduled to vest in full on the fourth anniversary of the date of grant. The awards that were amended include the grants to Messrs. Amin J. Khoury and Thomas P. McCaffrey on July 31, 2006, as described in our Current
          Report on Form 8-K dated August 3, 2006 and a grant to Werner
          Lieberherr for 18,340 shares on July 5, 2006.



Item 6.   Exhibits

          Exhibit 3     Articles of Incorporation and Bylaws

          3.1    Certificate of Amendment of the Restated Certificate of
                 Incorporation*

          Exhibit 10    Material Contracts

          10.1   Standard Form of Executive Restricted Stock Award Agreement*

          10.2   Form of Restricted Stock Award Agreement for Thomas P.
                 McCaffrey*

          10.3   Form of Restricted Stock Award Agreement for Amin J. Khoury*

          10.4   1994 Employee Stock Purchase Plan (Amended and Restated as of
                 January 1, 2006)*


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


_______________
*Filed herewith.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      BE AEROSPACE, INC.



Date:  November 7, 2006          By:  /s/ Amin J. Khoury
                                      ------------------------------------------
                                      Amin J. Khoury
                                      Chairman and
                                      Chief Executive Officer





Date:  November 7, 2006          By:  /s/ Thomas P. McCaffrey
                                      ------------------------------------------
                                      Thomas P. McCaffrey
                                      Senior Vice President of
                                      Administration and Chief Financial Officer