Form 10-K
period 2006-12-31
BE AEROSPACE INC
filed 2007-02-16
CIK 861361

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-18348

BE AEROSPACE, INC.

 (Exact name of registrant as specified in its charter)

Delaware	06-1209796
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1400 Corporate Center Way, Wellington, Florida	33414
(Address of principal executive offices)	(Zip Code)

(561) 791-5000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 Par Value

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☒ No ☐.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

Yes ☒ No ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒  Accelerated filer ☐  Non-accelerated filer ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒.

The aggregate market value of the registrant’s voting stock held by non-affiliates was approximately $1,774.6 million on June 30, 2006 based on the closing sales price of the registrant’s common stock as reported on the Nasdaq National Market as of such date, which is the last business day of the registrant’s most recently completed second fiscal quarter.  Shares of common stock held by executive officers and directors and persons who own 5% or more of outstanding common stock have been excluded since such persons may be deemed affiliates.  This determination of affiliate status is not a determination for any other purpose.

The number of shares of the registrant’s common stock, $.01 par value, outstanding as of February 13, 2007 was 78,434,449 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the registrant’s Proxy Statement to be filed with the Commission in connection with the 2007 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.  With the exception of those sections that are specifically incorporated by reference in this Annual Report on Form 10-K, such Proxy Statement shall not be deemed filed as part of this Report or incorporated by reference herein.

INDEX

PART I

ITEM 1.	Business

ITEM 1A.	Risk Factors

ITEM 1B.	Unresolved Staff Comments

ITEM 2.	Properties

ITEM 3.	Legal Proceedings

ITEM 4.	Submission of Matters to a Vote of Security Holders

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

ITEM 6.	Selected Financial Data

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk

ITEM 8.	Financial Statements and Supplementary Data

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

ITEM 9A.	Controls and Procedures

ITEM 9B.	Other Information

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

ITEM 11.	Executive Compensation

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

ITEM 14.	Principal Accounting Fees and Services

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

Index to Exhibits
Signatures
Index to Consolidated Financial Statements and Schedule

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include all statements that do not relate solely to historical or current facts, including statements regarding implementation and expected benefits of lean manufacturing and continuous improvement plans, our dealings with customers and partners, the consolidation of facilities, reduction of our workforce, integration of acquired businesses, ongoing capital expenditures, our ability to grow our distribution segment, the impact of the large number of grounded aircraft on demand for our products and our underlying assets, the adequacy of funds to meet our capital requirements, the ability to refinance our indebtedness, if necessary, the reduction of debt, the potential impact of new accounting pronouncements, the impact on our business from the September 11, 2001 terrorist attacks, SARS outbreak and war in Iraq and the impact on our business of the recent increases in passenger traffic and projected increases in passenger traffic and the size of the airline fleet.  These forward-looking statements include risks and uncertainties, and our actual experience may differ materially from that anticipated in such statements. Factors that might cause such a difference include those discussed in our filings with the Securities and Exchange Commission, under the heading “Risk Factors” in this Form 10-K, as well as future events that may have the effect of reducing our available operating income and cash balances, such as unexpected operating losses, the impact of rising fuel prices on our airline customers, outbreaks in national or international hostilities, terrorist attacks, prolonged health issues which reduce air travel demand (e.g., SARS), delays in, or unexpected costs associated with, the integration of our acquired or recently consolidated businesses, conditions in the airline industry, conditions in the business jet industry, problems meeting customer delivery requirements, our success in winning new or expected refurbishment contracts from customers, capital expenditures, cash expenditures related to possible future acquisitions, facility closures, product transition costs, labor disputes involving us, our significant customers or airframe manufacturers, the possibility of a write-down of intangible assets, delays or inefficiencies in the introduction of new products or fluctuations in currency exchange rates.

Except as required under the federal securities laws and rules and regulations of the SEC, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented herein. These statements should be considered only after carefully reading this entire Form 10-K.

Unless otherwise indicated, the industry data contained in this Form 10-K is from the January/February 2007 issue of the Airline Monitor, the October 31, 2006 and January 31, 2007 reports of the International Air Transport Association (IATA), the Boeing Current Market Outlook 2006, “The Ascend CASE Database” or the Airbus and Boeing corporate websites.

PART I

ITEM 1.          BUSINESS

Our Company

General

Based on our experience in the industry, we believe we are the world’s largest manufacturer of cabin interior products for commercial aircraft and business jets and a leading aftermarket distributor of aerospace fasteners. We sell our manufactured products directly to virtually all of the world’s major airlines and airframe manufacturers and a wide variety of general aviation customers. In addition, based on our experience, we believe that we have achieved leading global market positions in each of our major product categories, which include:

•    commercial aircraft seats, including an extensive line of super first class, first class, business class, tourist class and regional aircraft seats;

•    a full line of aircraft food and beverage preparation and storage equipment, including coffeemakers, water boilers, beverage containers, refrigerators, freezers, chillers and microwave, high heat convection and steam ovens;

•    both chemical and gaseous aircraft oxygen delivery systems, protective breathing equipment and lighting  products;

•    business jet and general aviation interior products, including an extensive line of executive aircraft seats, direct and indirect overhead lighting systems, oxygen delivery systems, air valve systems, high-end furniture and cabinetry; and

•    a broad line of aerospace fasteners, consisting of over 175,000 Stock Keeping Units (SKUs) serving the commercial aircraft, business jet and military and defense industries.

We also provide comprehensive aircraft cabin interior reconfiguration and passenger-to-freighter conversion engineering services and component kits.

We were organized as a corporation in Delaware in 1987. We have substantially expanded the size, scope and nature of our business as a result of a number of acquisitions. Between 1989 and 2001, we completed 22 acquisitions, for an aggregate purchase price of approximately $1 billion. We believe these acquisitions enabled us to position ourselves as a preferred global supplier to our customers. In addition, we have undertaken three major facility and product line consolidation efforts, eliminating 22 facilities, since 1992. We also implemented lean manufacturing and continuous improvement programs which, together with our information technology investments, have significantly improved our productivity and allowed us to expand our operating margins.  During the 2002 — 2005 period, we made no significant acquisitions, focusing instead on consolidating and improving the operations efficiency of our businesses.  During 2006, we completed two strategic acquisitions, Draeger GmbH (“Draeger”) which strengthens our Interior Systems segment and New York Fasteners Corp. (“New York Fasteners”) which expands the customer base product line breadth of our Distribution segment.  Our organic compound annual revenue growth rate, exclusive of acquisitions, over the past three years was 21%.

Our principal executive offices and corporate headquarters are located at 1400 Corporate Center Way, Wellington, Florida 33414 and our telephone number is 561-791-5000.

Industry Overview

The commercial and business jet aircraft cabin interior products industries encompass a broad range of products and services, including aircraft seating, passenger entertainment and service systems, food and beverage preparation and storage systems, oxygen delivery systems, lavatories, lighting systems, evacuation equipment, and overhead bins, as well as passenger-to-freighter conversions, interior reconfiguration and a variety of other engineering design, integration, installation, retrofit and certification services.

Historically, the airline cabin interior products industry has derived revenues from five sources:

•                     New installation programs in which airlines purchase new equipment directly from interior equipment manufacturers to outfit these newly purchased aircraft;

•                     Retrofit programs in which airlines purchase new interior furnishings to overhaul the interiors of aircraft already in service;

•                     Refurbishment programs in which airlines purchase components and services to improve the appearance and functionality of their cabin interior equipment;

•                     Equipment to upgrade the functionality or appearance of the aircraft interior;

•                     Replacement spare parts.

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

There is a direct relationship between demand for fastener products and fleet size, aircraft utilization and an aircraft’s age. All aircraft must be serviced at prescribed intervals which also drives the aftermarket demand for aerospace fasteners.

Revenues for aerospace fastener products have been derived from the following sources:

•                     Demand for aerospace fasteners on new build aircraft for the original equipment manufacturers (OEMs) and their suppliers;

•                     Demand for structural modifications, cabin interior modifications and passenger-to-freighter conversions;

•                     Mandated maintenance and replacement of specified parts; and

•                     Aerospace and defense subcontractors, most of whom tend to purchase through distributors.  As a result, we are experiencing a channel shift driven by aerospace and military aircraft OEMs and their prime suppliers that are increasingly outsourcing various aspects of the manufacturing process.

Based on industry sources, we estimate that during 2006 the commercial and business jet cabin interior products industry had annual sales of approximately $1.7 billion and the aerospace-grade fastener distribution industry had annual sales of over $1.6 billion.

Airline passenger traffic rebounded in 2004 and demonstrated strong continued growth through 2006. Global air traffic growth in 2006 increased by approximately 5.9% over 2005, following a 7.6% increase in 2005 over 2004.  The airline industry responded to the strong year-over-year increases in passenger traffic with corresponding additions to global capacity. Global capacity increased by approximately 4.6% during 2006 as compared to the prior year.

During the fourth quarter of 2006, the global airline industry generated significant profitability, and a number of U.S. airlines generated their first profitable quarter since 2001.  According to IATA, the worldwide airline industry is expected to generate approximately $2.5 billion in profits during 2007.

The business jet industry also experienced a resurgence in demand beginning in 2004.  Approximately 840 aircraft were delivered in 2006 (versus approximately 706 aircraft in 2005) and industry experts expect deliveries of approximately 958 aircraft in 2007, which represents an increase of 70% over the approximately 562 aircraft delivered in 2004 and an increase of 14% over 2006. Industry sources estimate that nearly 3,025 business jets will be built during the 2007 through 2009 period.

Since the second half of 2003, we have experienced a surge in demand for our products, primarily from the large foreign international carriers.  Our backlog achieved record levels in both 2005 and 2006 growing 57% to $1.1 billion in 2005 and 60% to $1.7 billion in 2006.  Our total bookings during fiscal 2006 of approximately $1.7 billion were up over 40% as compared to the prior year. Our $1.7 billion backlog at December 31, 2006 increased compared to our December 31, 2005 backlog, despite a 33.7% year-over-year increase in revenues. The vast majority of our backlog growth during 2006 was generated by foreign carriers; and less than 17% of our backlog at December 31, 2006 was with domestic airlines.  While some retrofit programs for major US carriers have begun, through December 31, 2006, the domestic airlines have generally continued to conserve cash, in part by deferring cabin interior refurbishment programs and by deferring aircraft purchases. However, we expect that essentially all of the major U.S. carriers should soon begin to upgrade their international fleets to compete on international routes.  We believe there are substantial growth opportunities for retrofit programs, particularly for the twin-aisle aircraft that service international routes.

Other factors expected to affect the cabin interior products industry are the following:

Existing Installed Base.  Existing installed base of products typically generates continued retrofit, refurbishment and spare parts revenue as airlines maintain their aircraft interiors. According to industry sources, the world’s active commercial passenger aircraft fleet consisted of approximately 16,387 aircraft as of December 31, 2006.  Additionally, based on industry sources, there are approximately 14,000 business jets currently in service. Based on such fleet numbers, we estimate that the total worldwide installed base of commercial and general aviation aircraft cabin interior products, valued at replacement prices, was approximately $16.9 billion as of December 31, 2006.

Growth in Worldwide Fleet.  The expansion of the worldwide fleet is expected to generate significant additional revenues from new installation programs, while the increase in the size of the installed base is expected to generate additional and continued retrofit, refurbishment and spare parts revenue. According to the Airline Monitor, worldwide air traffic is projected to grow at a compounded average rate of between 4.8% and 4.9% per year during the 2006—2021 period, increasing annual revenue passenger miles from approximately 2.6 trillion in 2006 to approximately 5.4 trillion by 2021. Industry experts believe that the worldwide installed seat base, which we consider a good indicator for potential growth in the aircraft cabin interior products industry, will approximately double over the 15-year period ending 2021.

New Aircraft Deliveries.  The number of new aircraft delivered each year is generally regarded as cyclical in nature. According to the Airline Monitor, new deliveries of large commercial jets increased to 820 in 2006 (versus 663 in 2005) and the approximate amount of new deliveries are expected to increase to 925 in 2007, 1,037 in 2008, and 1,086 in 2009.

Wide-Body Aircraft Deliveries.  The trend toward a global fleet with a higher percentage of wide-body aircraft is significant to us because wide-body aircraft require up to five to eight times the dollar value content for our products as compared to narrow-body aircraft. Deliveries of wide-body, long haul aircraft constitute an increasing share of total new aircraft deliveries and are an increasing percentage of the worldwide fleet. Wide-body aircraft represented approximately 23% of all new commercial aircraft (excluding regional jets) delivered in 2006.  Importantly, according to Airline Monitor, over the 2007 to 2010 time period, approximately 1,023 wide-body and super wide-body aircraft will be delivered by Boeing and Airbus.  Wide-body aircraft currently carry up to three or four times the number of seats as narrow-body aircraft, and because of multiple classes of service, including luxurious super first class compartments, first class and business class configurations, our average revenue per aircraft on a wide-body aircraft is substantially higher than on a narrow-body aircraft. Aircraft cabin crews on wide-body aircraft flights today may make and serve between 300 and 900 meals and may brew and serve more than 2,000 cups of coffee and serve more than 200 glasses of wine on a single flight thereby generating substantial demand for seating products and food and beverage preparation and storage equipment, as well as extensive oxygen delivery distribution and lighting systems.

Military and Defense as a New Platform.  New product development activities and our recent acquisitions of Draeger and New York Fasteners have substantially increased our presence in the military and defense market.  Key military end products include a full line of oxygen systems, food and beverage preparation and storage equipment and a growing number of fasteners for a broad range of military applications.

Growth in Passenger-to-Freighter Conversion Business.   Industry sources project that the size of the worldwide freighter fleet will almost double over the next twenty years, with almost 3,000 aircraft being added. Industry sources also estimate that over 2,200 of these aircraft are expected to come from converting commercial passenger jets to use as freighters.

New Product Development.  The aircraft cabin interior products companies are engaged in intensive product development and marketing efforts for both new features on existing products and totally new products. These products include a broad range of amenities such as luxurious first class cabins with appointments such as lie-flat seating, mini-bars, closets, flat screen TVs and mood lighting.  Other recently introduced products include electric lie-flat first and business class seats, narrow and wide-body economy class seats, full face crew masks, Pulse Oxygen™  gaseous passenger oxygen systems, a full range of business and executive jet seating and LED lighting products, protective breathing equipment, oxygen generating systems, new food and beverage preparation and storage equipment, kevlar barrier nets, de-icing systems and crew rests.

Engineering Services Markets.  Historically, the airlines have relied primarily on their own in-house engineering resources to provide engineering, design, integration and installation services, as well as services related to repairing or replacing cabin interior products that have become damaged or otherwise non-functional. As cabin interior product configurations have become increasingly sophisticated and the airline industry increasingly competitive, the airlines have begun to outsource these services in order to increase productivity and reduce costs.

Outsourced services include:

•                     Engineering design, integration, project management, installation and certification services;

•                     Modifications and reconfigurations for commercial aircraft including passenger-to-freighter conversions and related kits; and

•                     Services related to the support of product upgrades.

We estimate that during 2006 the commercial and business jet cabin interior products industry had annual sales of approximately $1.7 billion and the aerospace-grade fastener industry had annual sales of over $1.6 billion. We estimate that the total worldwide installed base of commercial and general aviation aircraft cabin interior products for the principal products we manufacture was approximately $16.9 billion as of December 31, 2006.

Commercial Aircraft Industry

The commercial airline industry saw an upturn in air travel beginning in 2003, bringing global revenue passenger miles back to 2000 levels. According to IATA, during 2006, the global airline industry expanded airline capacity by approximately 4.6% in response to an approximate 5.9% increase in global air traffic. We believe increases in passenger traffic, and associated increases in airline capacity, are initially benefiting providers of aftermarket products and services. However, as the new aircraft delivery cycle begins to gain momentum, increases in original equipment manufacturer production rates are also expected. According to the Airline Monitor, the approximate number of deliveries of new large commercial aircraft are expected to grow to 925 in 2007 from 820 in 2006, and then to 1,037 in 2008, 1,086 in 2009, and 1,205 in 2010. In addition, according to the Airline Monitor, approximately 1,023 twin-aisle aircraft will be delivered during the 2007-2010 period.  According to the Airline Monitor, by 2016 approximately 37% of new annual deliveries will be twin-aisle aircraft, an increase from 23% of new deliveries in 2006.  An increase in twin-aisle aircraft is important to us as we believe twin-aisle aircraft require up to five to eight times the dollar value of products of the type that we manufacture as compared to a single-aisle, or narrow-body, aircraft and generate substantially more demand for spare parts and upgrade products and services.

Business Jet Industry

The business jet industry experienced a severe downturn following the events of September 11, 2001, reaching a trough in 2003. However, in 2006 approximately 840 aircraft were delivered, which represented an increase of 19% as compared to 2005 and an increase of 49% as compared to 2004.  Recent industry forecasts project significant near-term growth, with total deliveries of approximately 958 aircraft in 2007, an increase of 70% over the approximately 562 aircraft delivered in 2004. Industry sources estimate that nearly 3,025 business jets will be built during the 2007 through 2009 period.

Competitive Strengths

We believe that we have a strong competitive position attributable to a number of factors, including the following:

Large Installed Base.  We have a large installed base of commercial and general aviation cabin interior products, estimated to be valued at approximately $6.0 billion (for our principal products, valued at replacement prices) as of December 31, 2006. Based on our experience in the industry, we believe our installed base is substantially larger than that of our competitors. We believe that our large installed base is a strategic advantage as airlines tend to purchase aftermarket products and services, including spare parts, retrofits and refurbishment programs, from the original supplier of their equipment. As a result, we expect our large installed base to generate continued aftermarket revenue as airlines continue to maintain, evolve and reconfigure their aircraft cabin interiors.

Operating Leverage and Low Cost Producer.  Our ability to leverage our manufacturing and engineering capabilities has allowed us to expand gross and operating margins. As a result of our cost savings programs implemented following the downturn in the airline industry in 2001, and through our ongoing continuous improvement and lean manufacturing programs, our overall gross margins have increased substantially. For example, our gross margin for the fiscal year ended December 31, 2006 of 35.1% improved by 260 basis points over the fiscal year ended 2004, reflecting ongoing manufacturing efficiencies and operating leverage at the higher volume of sales. In addition, our operating earnings have been increasing at a faster rate than our net sales. For example, for the year ended December 31, 2006, operating earnings grew 58.4% over operating earnings for the year ended December 31, 2005, as compared to net sales growth of 33.7% during 2006.  Our operating margin which was 13.1% for the fiscal year 2006 has expanded by approximately 200 basis points per year in each of the past two years.

Focus on Innovation and New Product Development.  We believe, based on our experience in the industry, that we are a technological leader, with the largest research and development organization in the cabin interior products industry. As of December 31, 2006, we had 877 employees in engineering, research and development and program management. We believe our engineering, research and development effort and our on-site technicians at both the airlines and airframe manufacturers enable us to play a leading role in developing and introducing innovative products to meet emerging industry trends and thereby gain early entrant advantages. Our strong focus and continued investment in research and development, even during the 2001-2003 industry downturn, allows us to compete favorably in winning new business awards. For example, we believe our technological leadership and new product development capabilities were a key factor in our ability to grow our backlog to over $1.7 billion at December 31, 2006, an approximate 60% increase as compared to December 31, 2005. Backlog growth has been driven primarily by international aftermarket demand for retrofit of existing aircraft, including program awards in the emerging international super first class cabin interiors market. We believe these and other program awards, coupled with expected follow-on awards for other fleets of existing aircraft for product commonality and competitive purposes, will continue to drive sales growth and market share gains over the 2007-2009 period. Introduction of new products has also led to improvements in the product mix of our current backlog, which, along with our continued focus on lean manufacturing processes and additional operating leverage, is expected to result in continued margin expansion.

Exposure to International Markets.  Our overall net sales are diversified across multiple geographic regions. For 2006, approximately 29% of our sales were to European customers and approximately 22% of our sales were to customers in emerging markets such as the Asia/Pacific Rim and Middle East regions.  These emerging market customers account for approximately 38% of our current backlog and the domestic airlines account for less than 17% of our total backlog at December 31, 2006. We believe this geographic diversification makes us less susceptible to a downturn in a specific geographic region and allows us to take advantage of regional growth trends.

Diverse Product Offering and Broad Customer Base.  In addition to serving diverse geographic regions, we also provide a comprehensive line of products and services to a broad customer base. For the fiscal year ended December 31, 2006, no customer accounted for more than 10% of our net sales and our top 10 customers only accounted for approximately 36% of net sales. We have a broad range of over 200 principal customers, including essentially all of the world’s major airlines. During the fiscal year ended December 31, 2006, approximately 7% of sales were to Boeing and Airbus and approximately 7% were to business jet manufacturers for use in new business jets. Our broad product offering and customer base make us less susceptible to the loss of any one customer or program. We have continued to expand our available products and services based on our belief that the airline industry increasingly will seek an integrated approach to the design, development, integration, installation, testing and sourcing of aircraft cabin interior equipment. Based on our reputation for quality, service and product innovation, we believe that we are well positioned to serve the world’s airlines and aircraft manufacturers and owners and operators of business jets.

Experience with Complex Regulatory Environment.  The airline industry is heavily regulated. The Federal Aviation Administration prescribes standards and licensing requirements for aircraft components, including virtually all commercial airline and general aviation cabin interior products, and licenses component repair stations within the United States. Comparable agencies, such as the European Aviation Safety Agency, the Japanese Civil Aviation Board, and the Civil Aviation Administration of China regulate these matters in other countries.  In order to sell certain products or services, it is necessary to obtain the required licenses for the product or service under these various regulations. In addition, designing new products to meet existing regulatory requirements and retrofitting installed products to comply with new regulatory requirements can be both expensive and time consuming. We have a long history of experience with the complex regulatory environment in which we operate and believe this enables us to efficiently obtain the required approvals for new products and services.

Growth Opportunities

We believe that we will benefit from the following industry trends:

Improving Airline Industry Conditions.  Improving worldwide industry conditions are resulting in increased demand for our products and services, as demonstrated by the over 40% increase in our bookings during fiscal 2006 as compared to fiscal 2005. At December 31, 2006, our backlog was over $1.7 billion, an increase of approximately 60% over our December 31, 2005 backlog. A majority of the backlog growth over the fiscal year ended December 31, 2006 was primarily the result of international aftermarket demand for the retrofit of existing aircraft. We expect demand to further increase over the course of the next several years consistent with the expected increase in wide-body and super wide-body aircraft deliveries and the expected participation by the domestic carriers in both retrofit and new-buy activity.

Worldwide Air Traffic Growth and Airline Capacity Additions Drive Resurgence in Aftermarket Activities.  Our substantial installed base provides significant ongoing revenues from replacements, upgrades, repairs and the sale of spare parts. For the fiscal year ended December 31, 2006 and the fiscal year ended December 31, 2005, approximately 60% and 63% of our revenues, respectively, were derived from aftermarket activities. In addition, aftermarket revenues are generally driven by aircraft usage, and as such, they have historically tended to recover more quickly than revenues from original equipment manufacturers. As worldwide air traffic grows and airlines add capacity, we expect our aftermarket business to continue to grow. According to IATA, during the fiscal year ended December 31, 2006, the global airline industry expanded airline capacity by 4.6% in response to a 5.9% increase in global air traffic. During this same period, we experienced a 27.5% increase in aftermarket revenues. In addition, as a result of the severity of the economic downturn in the airline industry following the terrorist attacks of September 11, 2001, many carriers, particularly in the United States, deferred interior refurbishments for a number of years.  We believe there are substantial growth opportunities for retrofit programs for the twin-aisle aircraft that service international routes and that the major U.S. airlines will need to invest in cabin interiors for their international fleets or face the prospect of losing market share on their international routes.  Based on industry analysts’ expectations for airline traffic and our understanding of our customers’ cabin interior products requirements, we believe that global demand to retrofit existing aircraft with  commercial aircraft cabin interior products should grow at a compounded annual growth rate of approximately 19% over the 2005-2009 period and that total global demand (from both the aftermarket and new aircraft) for commercial aircraft cabin interior products of the type that we manufacture should grow at a compounded annual growth rate of nearly 18% over this same five-year period.

Record Backlog Driven by Aftermarket Demand from International Airlines Retrofitting Existing Fleets.  We believe that substantially all of the major international airlines are in the process of upgrading their existing fleets of twin-aisle aircraft. This activity is being driven by both the age of the existing cabin interiors as well as the desire by many of the leading international carriers to achieve a competitive advantage by investing in cabin interior products that incorporate leading comfort amenities and place a strong emphasis on pleasing aesthetics, quality and finish in order to enhance their international passengers’ flight experience. As a result, we believe that the life-cycle of premium products, such as international business class seats and the products comprising our super first class suites, will continue to compress as airlines make investments in cabin interior products on a more frequent basis. For example, in 2005, British Airways selected us to outfit their wide-body fleet with our next generation horizontal lie-flat seats. In 2000, British Airways revolutionized the airline industry by introducing the first horizontal business class lie-flat seats (which were subsequently installed on their wide-body fleet during 2001-2002). We believe British Airways’ decision to select our next generation horizontal lie-flat seats may accelerate the retrofit cycle for premium class seating products for other airlines operating wide-body aircraft serving international routes.  Through December 31, 2006, retrofit activity for the international airlines with twin-aisle aircraft has consisted of upgrading the premium class seating, mood lighting and food and beverage preparation equipment for the first and business class sections of their international fleets.  We believe these international airlines are now beginning to address their coach class retrofit requirements, which bodes well for future bookings and revenue growth.

Growth of Wide-Body Aircraft Fleet.  According to the Airline Monitor, new deliveries of wide-body aircraft totaled 186 in 2006 and are expected to total approximately 1,023 aircraft over the 2007-2010 period, averaging approximately 256 such aircraft per year or a 37% higher delivery level as compared to 2006. The Airline Monitor also predicts that nearly 3,230 twin-aisle aircraft will be delivered over the 2007-2016 timeframe or approximately 323 wide-body and super wide-body aircraft per year or some 74% higher, on average, as compared to 2006.  This compares to 1,852 aircraft delivered from 1992-2005.  We expect to benefit from this trend as wide-body aircraft generally carry more than five to eight times the dollar value of products of the type that we manufacture as compared to single-aisle, or narrow-body, aircraft.

Growth of Worldwide Airline Fleet.  As a result of the current and projected growth in worldwide air traffic, deliveries of new aircraft are expected to grow. According to the Airline Monitor, new deliveries of large commercial aircraft grew to 820 aircraft in 2006 from 663 in 2005 and are expected to increase to 925 in 2007, 1,037 in 2008, 1,086 in 2009 and 1,205 in 2010. The worldwide fleet of passenger and cargo aircraft was approximately 18,200 as of December 31, 2006 and, according to the Airline Monitor, is expected to increase to 40,097 by December 31, 2025. As the size of the fleet expands, demand should also grow for upgrade and refurbishment programs, for cabin interior products and for maintenance products, including spares and fasteners.

Growth in New Aircraft Introductions Lead to New Cabin Interior Product Introductions and Major Retrofit Opportunities.  Over the past two years, 15 customers have placed orders for 166 of the new Airbus A380 super wide-body aircraft and 33 airlines have placed orders for 448 of the new Boeing 787 wide-body aircraft, which Boeing has indicated is its most successful new product launch in its history. Emirates Airline and Qantas Airways, which together account for approximately 40% of all A380 passenger aircraft orders to date, have selected us to outfit their A380 aircraft with luxurious super first class cabin interiors, including individual passenger compartments, electrically controlled lie flat seating, luxurious cabinetry, and various state of the art lighting products. Additionally, Qantas Airways and Air France have selected us to outfit their A380 aircraft with next generation lie-flat business class seats, and Singapore Airlines and several other A380 customers have selected us to supply them with our newly-designed oven, refrigeration and beverage maker products. We believe that a number of airlines, including those that have already placed orders to date for next generation wide-body aircraft, are also evaluating their existing wide-body fleets to ensure that they can maintain fleet-wide commonality of cabin interiors as they begin to take delivery of other new aircraft types.  For example, Emirates Airline has now also selected us to outfit a number of its Boeing 777 wide-body aircraft with our super first class cabin interiors and new horizontal lie-flat business class seats, and Air France has selected us to supply our new A380 business class seats on its Boeing 777 fleet. Airlines that placed orders for the new Boeing 787 wide-body aircraft are just beginning to place orders for these cabin interiors.  We expect to be selected to outfit a significant portion of these aircraft.

Growth in Business Jet and VIP Aircraft Markets.  Business jet deliveries increased by 19% in 2006 as compared to 2005; and are expected to increase by approximately 14%, in 2007 as compared to 2006.  We expect several larger business jet types, including the Boeing Business Jet, the Bombardier Challenger, the Global Express and the Global 5000, the Gulfstream 150, 200, 350, 450 and 550, the Falcon 900 and the Falcon 2000 and 7x, the Airbus Corporate Jet, the Cessna Citation X and the Cessna Citation Jets and Embraer Legacy to be significant contributors to growth in new general aviation aircraft deliveries in the future. Industry sources estimate that approximately 3,025 business jets will be built during the 2007 through 2009 period, with over 41% projected to be larger business jets. This is important to us because the typical cost of cabin interior products manufactured for a large business jet can be 10 times more than the cost to equip the interior of a small jet. Advances in engine technology and avionics and the continued development of fractional ownership of executive aircraft are also important growth factors for the business jet market. In addition, because the average age of the more than 14,000  general aviation and VIP aircraft existing today is approximately 15 years, we believe significant cabin interior retrofit and upgrade opportunities exist.

Opportunity to Substantially Expand Our Addressable Markets through our Fastener Distribution Business.  Our fastener distribution business leverages our key strengths, including marketing and service relationships with most of the world’s airlines and airframe manufacturers. As nearly 55% of fastener demand is generated by the existing worldwide fleet, demand for fasteners is expected to increase over time as the fleet expands, similar to the market for cabin interior products.  The aerospace and military OEMs are increasingly outsourcing to sub-contract manufacturers, driving a channel shift, which is benefiting distributors such as our company.  The OEMs are increasing their outsourcing of manufactured parts to aerospace and defense subcontractors, many of which tend to purchase through distributors.  In addition, our recent acquisition of New York Fasteners has substantially expanded our military and defense customer base.

The strong cycle of new commercial aircraft building together with our market share gains, the channel shift described above and our expanding military and defense platform, presents us with an opportunity to potentially double the size of the profitability of our distribution business over the next three years.

Business Strategy

Our business strategy is to maintain a leadership position and to best serve our customers by:

•    Offering broad and innovative products and services in the industry;

•    Offering a broad range of engineering services including design, integration, installation and certification services, aircraft reconfiguration, and passenger-to-freighter conversion services;

•    Pursuing the highest level of quality in every facet of our operations, from the factory floor to customer support;

•    Aggressively pursuing continuous improvement initiatives in all facets of our businesses and in particular our manufacturing operations, to reduce cycle time, lower cost, improve quality and expand our margins; and

•    Pursuing a worldwide marketing and product support approach focused by airline and general aviation airframe manufacturer and encompassing our entire product line.

Products and Services

We conduct our operations through strategic business units that have been aggregated under five reportable segments: Seating, Interior Systems, Distribution, Business Jet, and Engineering Services.

The following is a summary of net sales for each of our segments:

	Fiscal Year Ended December 31, ($ in millions)
	2006		2005		2004
	Net Sales	% of Net Sales	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Seating	$388.5	34.4%	$281.8	33.4%	$251.4	34.3%
Interior Systems	273.9	24.3%	205.5	24.4%	200.4	27.3%
Distribution	251.5	22.3%	173.9	20.6%	144.2	19.7%
Business Jet	147.5	13.1%	120.2	14.2%	75.2	10.2%
Engineering Services	66.8	5.9%	62.7	7.4%	62.3	8.5%
Net sales	$1,128.2	100.0%	$844.1	100.0%	$733.5	100.0%

Seating Segment

We believe, based on our experience in the industry, that we are the world’s leading manufacturer of aircraft seats, offering a wide selection of first class, business class, tourist class and regional aircraft seats. A typical seat manufactured and sold by us includes the seat frame, cushions, armrests, tray table and a variety of optional features such as adjustable lumbar supports, footrests, reading lights, head/neck supports, and oxygen masks. We estimate that as of December 31, 2006, we had an aggregate installed base of approximately 1.0 million aircraft seats valued at replacement prices of approximately $3.3 billion.

First and Business Classes.  Based upon major airlines’ program selection and our backlog, we believe we are the leading worldwide manufacturer of premium class seats. Our line of first class sleeper seats incorporates full electric actuation, an electric ottoman, privacy panels and sidewall-mounted tables. Our business class seats incorporate features developed over 25 years of seating design. The business class seats include electrical or mechanical actuation, PC power ports, telephones, leg rests, adjustable lumbar cushions, four-way adjustable headrests and fiberoptic reading lights. The first and business class products are substantially more expensive than tourist class seats due to these luxury appointments.

Tourist Class and Regional Jet Seats.  We believe, based on our experience in the industry, that we are a leading worldwide manufacturer of tourist class seats and regional aircraft seats. We believe our Spectrum® coach class seat has become the industry’s most popular seat platform for single-aisle aircraft since its launch in late 2002.  We believe the seat improves comfort and offers significantly improved passenger living space as well as benefiting the airlines with simplified maintenance and spare parts purchasing. Spectrum® was engineered for use across the entire single-aisle aircraft fleet, including regional jets.

Spares.  Aircraft seats require regularly scheduled maintenance in the course of normal passenger use. Airlines depend on seat manufacturers and secondary suppliers to provide spare parts and kit upgrade programs. As a result, a significant market exists for spare parts and kit upgrades.

Interior Systems Segment

We believe, based on our experience in the industry, that we are the leading manufacturer of interior systems for both narrow and wide-body aircraft, offering a broad selection of coffee and beverage makers, water boilers, ovens, liquid containers, refrigeration equipment, oxygen delivery systems and a variety of other interior components. We estimate that as of December 31, 2006 we had an aggregate installed base of such equipment valued at replacement prices of approximately $1.6 billion.

Oxygen Delivery Systems.  We believe, based on our experience in the industry, that we are the leading manufacturer of oxygen delivery systems for both commercial and business jet aircraft.  We are the only manufacturer with the capability to both produce all required components and to fully integrate overhead passenger service units with either chemical or gaseous oxygen equipment.  Our systems are found on almost all in-production aircraft types in the world today and on 100% of in production commercial airlines.  Our oxygen equipment has been approved for use on all Boeing and Airbus aircraft and is also found on essentially all general aviation and VIP aircraft.  The Boeing 787 will be the first aircraft equipped with a passenger oxygen system using our advanced “Pulse Oxygen” technology.  We believe the Pulse Oxygen system delivers oxygen more efficiently than traditional passenger systems and reduces overall system weight and fuel burn and facilitates lower maintenance and cabin reconfiguration costs, when compared to traditional oxygen systems.

Coffee Makers/Water Boilers.  We believe, based on our experience in the industry, that we are the leading manufacturer of aircraft coffee and tea makers.  We manufacture a broad line of coffee makers, including the Endura® beverage maker, coffee warmers and water boilers, and a Combi Unit® which will both brew coffee and boil water for tea while utilizing 25% less electrical power than traditional 5,000-watt water boilers.  We also manufacture a cappuccino/espresso maker.

Ovens.  We believe, based on our experience in the industry, that we are the leading manufacturer of a broad line of specialized ovens, including high-heat efficiency ovens, high-heat convection and steam ovens and warming ovens.  Our “DS Steam Oven” uses a method of preparing in-flight food by maintaining constant temperature and moisture in the food.  It addresses the airlines’ need to provide a wider range of food offerings than can be prepared by convection ovens.

Refrigeration Equipment.  We believe, based on our experience in the industry, that we are the worldwide industry leader in the design, manufacture and supply of commercial aircraft refrigeration equipment.  We manufacture self-contained wine and beverage chillers, refrigerators/freezers and air chilling systems.

Distribution Segment

Through our subsidiary, M&M Aerospace Hardware, Inc. (M&M), we believe we offer one of the broadest lines of fasteners and inventory management services worldwide. Nearly 55% of our fastener sales are to the aftermarket, and over 60% of our orders are shipped within 24 hours of receipt. With over 175,000 SKUs and next-day service, we serve as a distributor for almost every major aerospace fastener manufacturer. Our service offerings include inventory management and replenishment, electronic data interchange, special packaging and bar-coding, quality assurance testing and purchasing assistance. Our seasoned purchasing and sales teams, coupled with state-of-the-art information technology and automated retrieval systems, provide the basis for our reputation for high quality and overnight delivery.

Business Jet Segment

We believe, based on our experience in the industry, that we are the leading manufacturer of a broad product line of furnishings for business jets. Our products include a complete line of business jet seating and sofa products, direct and indirect lighting, air valves and oxygen delivery systems as well as sidewalls, bulkheads, credenzas, closets, galley structures, lavatories and tables. We have the capability to provide complete interior packages, including all design services, all interior components and program management services for executive aircraft interiors. We believe we are the preferred supplier of seating products and direct and indirect lighting systems for essentially every general aviation airframe manufacturer. We estimate that as of December 31, 2006, we had an aggregate installed base of business jet equipment valued at replacement prices of approximately $1.1 billion.

We believe, based on our experience in the industry, our business jet segment, which has had decades of experience in equipping VIP and head of state aircraft, is the leading manufacturer of super first class cabin interior products for commercial wide-body aircraft. Super first class products incorporate a broad range of amenities such as luxurious first class cabins with appointments such as lie-flat seating, mini-bars, closets, flat screen televisions and mood lighting, which were found only in VIP and head-of-state aircraft until recently.

Engineering Services Segment

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

Passenger-to-Freighter Conversions.  We believe, based on our experience in the industry, that we are a leading supplier of structural design and integration services, including airframe modifications for passenger-to-freighter conversions. In addition, we have performed conversions for Boeing 767, Boeing 747-200 Combi Unit®, Boeing 747-200 (door only) and Airbus A300 B4 aircraft. In addition, China Southern recently selected us to convert six of their A300-600 wide-body passenger aircraft to freighter aircraft.  Freighter conversions require sophisticated engineering capabilities and very large and complex proprietary parts kits.

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

Research, Development and Engineering

We work closely with commercial airlines to improve existing products and identify customers’ emerging needs.

Our expenditures in research, development and engineering totaled $88.6 million, $65.6 million and $55.1 million for the three years ending December 31, 2006, respectively. We employed 877 professionals in engineering, research and development and program management as of December 31, 2006. We believe, based on our experience in the industry, that we have the largest engineering organization in the cabin interior products industry, with mechanical, electrical, electronic and software design skills, as well as substantial expertise in materials composition and custom cabin interior layout design and certification.

Marketing and Customers

We market and sell our commercial aircraft products directly to virtually all of the world’s major airlines and airframe manufacturers. Airlines select manufacturers of cabin interior products primarily on the basis of custom design capabilities, product quality and performance, on-time delivery, after-sales customer service, product support and price. We believe that our large installed base, our timely responsiveness in connection with the custom design, manufacture, delivery and after-sales customer service and product support of our products and our broad product line and stringent customer and regulatory requirements all present barriers to entry for potential new competitors in the cabin interior products market.

We believe that airlines prefer our integrated worldwide marketing approach, which is focused by airline and encompasses our entire product line. Led by senior executives, teams representing each product line serve designated airlines that together accounted for over 80% of the purchases of products manufactured by our Seating, Interior Systems, and Engineering Services segments during the fiscal year ended December 31, 2006.  Our teams have developed customer-specific strategies to meet each airline’s product and service needs. We also staff “on-site” customer engineers at major airlines and airframe manufacturers to represent our entire product line and work closely with the customers to develop specifications for each successive generation of products required by the airlines. These engineers help customers integrate our wide range of cabin interior products and assist in obtaining the applicable regulatory certification for each particular product or cabin configuration. Through our on-site customer engineers, we expect to be able to more efficiently design and integrate products that address the requirements of our customers. We provide program management services, integrating all on-board cabin interior equipment and systems, including installation and Federal Aviation Administration certification, allowing airlines to substantially reduce costs. We believe that we are one of the only suppliers in the commercial aircraft cabin interior products industry with the size, resources, breadth of product line and global product support capability to operate in this manner.

Our program management approach assigns a program manager to each significant contract. The program manager is responsible for all aspects of the specific contract and profitability, including managing change orders, negotiating related non-recurring engineering charges and monitoring the progress of the contract through its delivery dates. We believe that our customers benefit substantially from our program management approach, including better on-time delivery and higher service levels. We also believe our program management approach results in better customer satisfaction.

We market our business jet products directly to all of the world’s general aviation airframe manufacturers, modification centers and operators. Business jet owners typically rely upon the airframe manufacturers and completion centers to coordinate the procurement and installation of their interiors. Business jet owners select manufacturers of business jet products on a basis similar to commercial aircraft interior products: customer design capabilities, product quality and performance, on-time delivery, after-sales customer service, product support and price. We believe that potential new competitors would face a number of barriers to entering the cabin interior products market. Barriers to entry include regulatory requirements, our large installed product base, our custom design capability, manufacturing capability, delivery, and after-sales customer service, product support and our broad product line.

We market our aerospace fasteners directly to the airlines, completion centers, general aviation airframe manufacturers, first-tier suppliers to the commercial, military and defense airframe manufacturers, the airframe manufacturers and other distributors. We believe that our key competitive advantages are the breadth of our product offerings and our ability to deliver on a timely basis. We believe that our broad product offerings of aerospace fasteners and our ability to deliver products on a next day basis and our core competencies in product information management, purchasing and logistics management provide strong barriers to entry.

As of December 31, 2006, our direct sales marketing and product support organizations consisted of 351 persons. In addition, we currently retain 58 independent sales representatives. Our sales to non-U.S.  customers were approximately $645 million for the fiscal year ended December 31, 2006 and $445 million for the fiscal year ended December 31, 2005 or approximately 57% and 53%, respectively, of net sales during such periods. Approximately 82% and 84% of our total revenues were derived from airlines and other commercial aircraft operators during the fiscal year ended December 31, 2006 and the fiscal year ended December 31, 2005, respectively. Approximately 60% of our revenues during the fiscal year ended December 31, 2006 and 63% of our revenues for the fiscal year ended December 31, 2005 were from refurbishment, spares and upgrade programs. During the fiscal years ended December 31, 2006 and December 31, 2005, no single customer accounted for more than 10% of our consolidated sales. The portion of our revenues attributable to particular customers varies from year to year with the airlines’ scheduled purchases of new aircraft and for retrofit and refurbishment programs for their existing aircraft.

Backlog

We estimate that our backlog at December 31, 2006 was in excess of $1.7 billion as compared to approximately $1.1 billion at December 31, 2005 and $700 million at December 31, 2004.  Approximately 48% of our backlog at December 31, 2006, is scheduled to be deliverable within the next twelve months.  While 40% of our total backlog is with North American customers, less than 17% of our total backlog is with domestic airlines.  Approximately 22% is with European customers and approximately 38% is with customers in emerging markets such as Asia, Pacific Rim and the Middle East.  Our backlog includes backlog from all of our businesses. Orders during the fiscal year ended December 31, 2006 of approximately $1.7 billion increased by over 40% above the order level during 2005, and our backlog at December 31, 2006 increased by over 60% compared to the backlog at December 31, 2005 despite a 33.7% year over year increase in revenues.

Customer Service

We believe that our customers place a high value on customer service and product support and that this service is a critical differentiating factor in our industry. The key elements of such service include:

•            Rapid response to requests for engineering design, proposal requests and technical specifications;

•            Flexibility with respect to customized features;

•            On-time delivery;

•            Immediate availability of spare parts for a broad range of products; and

•            Prompt attention to customer problems, including on-site customer training.

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

Competition

The commercial aircraft cabin interior products market is relatively fragmented, with a number of competitors in each of the individual product categories. Due to the global nature of the commercial aerospace industry, competition comes from both U.S. and foreign manufacturers. However, as aircraft cabin interiors have become increasingly sophisticated and technically complex, airlines have demanded higher levels of engineering support and customer service than many smaller cabin interior products suppliers can provide. At the same time, airlines have recognized that cabin interior product suppliers must be able to integrate a wide range of products, including sophisticated electronic components, such as video and live broadcast TV, particularly in wide-body aircraft. We believe that the airlines’ increasing demands will result in a consolidation of the remaining suppliers. We have participated in this consolidation through strategic acquisitions and internal growth and we intend to continue to participate in the consolidation.

Our principal competitors for seating products are Groupe Zodiac S.A. and Keiper Recaro GmbH. Our primary competitors for interior systems products are Britax PLC, JAMCO and Groupe Zodiac S.A. Our principal competitors in the passenger-to-freighter conversion business include Boeing Airplane Services, Elbe Flugzeugwerk GmbH, a division of EADS, Israel Aircraft Industries, Pemco World Air Services and Aeronavili. Our principal competitors for other product and service offerings in our engineered interior structures, components and assemblies include TIMCO, JAMCO, Britax PLC and Driessen Aircraft Interior Systems. The market for business jet products is highly fragmented, consisting of numerous competitors, the largest of which is Decrane Aircraft Holdings. Our primary competitors in the fastener distribution market are Honeywell Hardware Products Group, Wesco Aircraft Hardware, C.J. Fox and Anixeter Pentacon.

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

Government Regulation

The Federal Aviation Administration (FAA) prescribes standards and licensing requirements for aircraft components, and licenses component repair stations within the United States. Comparable agencies regulate such matters in other countries. We hold several FAA component certificates and perform component repairs at a number of our U.S. facilities under FAA repair station licenses. We also hold an approval issued by the European Aviation Safety Administration (EASA) to design, manufacture, inspect and test aircraft seating products in Leighton Buzzard, England and to manufacture and ship from our Kilkeel, Northern Ireland facility. We also have the necessary approvals to design, manufacture, inspect, test and repair our interior systems products in Nieuwegein, the Netherlands.

In March 1992, the FAA adopted Technical Standard Order C127, or TSO-C127, which provides a design approval that the FAA may issue to seat manufacturers for seats tested dynamically to meet the requirements of 14 CFR 25.562 (commonly referred to as “16g”).  We have developed and certified 55 unique seat models that meet the requirements of TSO-C127 and TSO-C127a.  The FAA and EASA also prescribe that seats meet certain flammability and electrical interference specifications.  In October 2005, the FAA adopted 14 CFR 121.311(j), which requires dynamic testing of all seats installed in all new aircraft certified after January 1, 1988 and produced after October 27, 2009.  EASA is expected to establish a similar role.  B/E’s large installed base of 16G seats demonstrates our industry leadership in seat certification requirements.

On October 4, 2002, the FAA published a Supplemental Notice of Proposed Rule Making (SNPRM). This SNPRM proposed extending the current requirement for “enhanced safety” seats (16G seats) on aircraft designs registered after 1988 to all aircraft. This proposed rule would require that older design aircraft be retrofitted with new enhanced safety “16G” seats over a multi-year basis. The public comment period for the proposed retrofit rule closed on March 3, 2003. The date for final rule making and any changes to the details of the rule will be based on the comments received and the priority assigned to this proposal by the FAA.

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

Environmental Matters

Our operations are subject to extensive and changing federal, state and foreign laws and regulations establishing health and environmental quality standards, including those governing discharges of pollutants into the air and water and the management and disposal of hazardous substances and wastes. We may be subject to liability or penalties for violations of those standards. We are also subject to laws and regulations, such as the Federal Superfund law and similar state statutes, governing remediation of contamination at facilities that we currently or formerly owned or operated or to which we send hazardous substances or wastes for treatment, recycling or disposal. We believe that we are currently compliant, in all material respects, with applicable environmental laws and regulations. However, we could become subject to future liabilities or obligations as a result of new or more stringent interpretations of existing laws and regulations. In addition, we may have liabilities or obligations in the future if we discover any environmental contamination or liability relating to our facilities or operations.

Patents

We currently hold 202 U.S. patents and 143 international patents, as well as 107 U.S. patent applications and 179 foreign patent applications covering a variety of products. We believe that the termination, expiration or infringement of one or more of such patents would not have a material adverse effect on us.

Employees

As of December 31, 2006, we had approximately 5,058 employees. Approximately 64% of our employees are engaged in manufacturing/distribution operations and purchasing, 17% in engineering, research and development and program management, 7% in sales, marketing, and product support and 12% in finance, information technology, legal and general administration. Unions represent approximately 20% of our worldwide employees. One domestic labor contract representing approximately 6% of our employees expires May 2, 2009. The other labor contract with the only other domestic union, which represents approximately 2% of our employees, runs through May 7, 2007. We consider our employee relations to be good.

Financial Information About Segments and Foreign and Domestic Operations

Financial and other information by segment and relating to foreign and domestic operations for the fiscal years ended December 31, 2006, December 31, 2005 and December 31, 2004, is set forth in note 13 to our consolidated financial statements.

Available Information

Our filings with the Securities and Exchange Commission (SEC), including our annual reports on Form 10-K, quarterly reports on Form 10-Q, our Proxy Statement, current reports on Form 8-K and amendments to those reports, are available free of charge on our website as soon as reasonably practicable after they are filed with, or furnished to, the SEC. Our Internet website is located at http://www.beaerospace.com. Information included in or connected to our website is not incorporated by reference in this annual report.

ITEM 1A.  RISK FACTORS

You should consider carefully the following risks, along with the other information contained in or incorporated by reference in this Form 10-K.  Additional risks and uncertainties also may adversely affect our business and operations including those discussed in Item 1A Risk Factors.  If any of the following events actually occur, our business and financial results could be materially adversely affected.

Risks Relating to Our Industry

We are directly dependent upon the conditions in the airline and business jet industries and a severe and prolonged downturn could negatively impact our results of operations.

The September 11, 2001 terrorist attacks, SARS and the onset of the Iraq war severely impacted conditions in the airline industry. According to industry sources, in the aftermath of the attacks most major U.S. and a number of international carriers substantially reduced their flight schedules, parked or retired portions of their fleets, reduced their workforces and implemented other cost reduction initiatives. U.S. airlines further responded by decreasing domestic airfares. As a result of the decline in both traffic and airfares following the September 11, 2001 terrorist attacks, and their aftermath, as well as other factors, such as increases in fuel costs and heightened competition from low-cost carriers, the world airline industry lost a total of approximately $41.0 billion in calendar years 2001-2006. The airline industry crisis also caused 22 airlines worldwide to declare bankruptcy or cease operations in the last four years.

As a result of the foregoing, through 2006, the domestic U.S. airlines, in large part, have been seeking to conserve cash by deferring or eliminating cabin interior refurbishment programs and deferring or canceling aircraft purchases. This, together with the reduction of new business jet production, caused a substantial contraction in our business during the 2001 through 2003 period. Although the global airline industry began to recover in late 2003 and conditions continue to improve, and the business jet industry is improving as well, additional events similar to those described above or other events could cause a deterioration of conditions in our industry or end the current business cycle. The rate at which the business jet industry recovers is dependent on corporate profits, the number of used jets on the market and other factors, which could slow the rate of recovery.

The airline industry is heavily regulated and failure to comply with applicable laws could reduce our sales, or require us to incur additional costs to achieve compliance, which could reduce our results of operations.

The Federal Aviation Administration (FAA) prescribes standards and licensing requirements for aircraft components, including virtually all commercial airline and general aviation cabin interior products, and licenses component repair stations within the United States. Comparable agencies, such as the European Aviation Safety Administration (EASA), the Civil Aviation Authority of China (CAAC) and the Japanese Civil Aviation Board (JCAB), regulate these matters in other countries. If we fail to obtain a required license for one of our products or services or lose a license previously granted, the sale of the subject product or service would be prohibited by law until such license is obtained or renewed. In addition, designing new products to meet existing regulatory requirements and retrofitting installed products to comply with new regulatory requirements can be both expensive and time consuming.

From time to time these regulatory agencies propose new regulations. These new regulations generally cause an increase in costs to comply with these regulations. For example, the FAA dynamic testing requirements originally established in 1988 under 14 CFR 25.562 are currently required for certain new generation aircraft types.  The recent enactment of 14 CFR 121.311(j) will require dynamic testing of all seats installed in all new aircraft produced after October 27, 2009.  EASA is expected to establish a similar rule.  Compliance with this rule may require industry participants to expand engineering, plant and equipment to ensure that all products meet this rule.  Smaller seating companies may not have the resources, financial or otherwise, to comply with this rule and may be required to sell their business or cease operations.  To the extent the FAA implements rule changes in the future, we may incur additional costs to achieve compliance.

The airline industry is subject to extensive health and environmental regulation, any violation of which could subject us to significant liabilities and penalties.

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

Risks Relating to Our Business

There are risks inherent in international operations that could have a material adverse effect on our business operations.

While the majority of our operations are based domestically, we have significant manufacturing operations based internationally with facilities in the United Kingdom, the Netherlands and Germany and each of our facilities sells to airlines all over the world. Our customers are located primarily in North America, Europe and the emerging markets including the Asia/Pacific Rim region, South America and the Middle East. As a result, 57% of our net sales for the year ended December 31, 2006 and 40% or more of our sales for the years ended December 31, 2005 and December 31, 2004 were to customers located outside the United States.

In addition, we have a number of subsidiaries in foreign countries (primarily in Europe), which have sales outside the United States. Approximately 35% and 30%, respectively, of our sales during the fiscal year ends December 31, 2006, and 2005 came from our foreign operations. Fluctuations in the value of foreign currencies affect the dollar value of our net investment in foreign subsidiaries, with these fluctuations being included in a separate component of stockholders’ equity. At December 31, 2006, we reported a cumulative foreign currency translation adjustment of approximately $18.1 million in stockholders’ equity as a result of foreign currency adjustments, and we may incur additional adjustments in future periods. In addition, operating results of foreign subsidiaries are translated into U.S. dollars for purposes of our statement of operations at average monthly exchange rates. Moreover, to the extent that our revenues are not denominated in the same currency as our expenses, our net earnings could be materially adversely affected. For example, a portion of labor, material and overhead costs for goods produced in our production facilities in the United Kingdom, Germany and the Netherlands are incurred in British pounds or euros, respectively, but the related sales revenues are generally denominated in U.S. dollars. Changes in the value of the U.S. dollar or other currencies could result in fluctuations in foreign currency translation amounts or the U.S. dollar value of transactions and, as a result, our net earnings could be materially adversely affected.

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

If we make acquisitions, they may be less successful than we expect, which could have a material adverse effect on our financial condition.

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

Our total assets reflect substantial intangible assets. At December 31, 2006, goodwill and identified intangibles, net, represented approximately 41% of total assets. Intangible assets consist principally of goodwill and other identified intangible assets associated with our acquisitions. On at least an annual basis, we assess whether there has been an impairment in the value of goodwill and other intangible assets with indefinite lives. If the carrying value of the tested asset exceeds its estimated fair value, impairment is deemed to have occurred.  In this event, the amount is written down to fair value.  Under current accounting rules, this would result in a charge to operating earnings. Any determination requiring the write-off of a significant portion of unamortized goodwill and identified intangible assets would negatively affect our results of operations and total capitalization, which could be material.

Our substantial indebtedness will require that a significant portion of our cash flow be used for debt service, which will limit our ability to use our cash flow for other areas of our business and could adversely affect the holders of our securities.

As of December 31, 2006, we had approximately $504 million of total indebtedness outstanding, representing approximately 42% of total capitalization, and $439 million of net indebtedness outstanding (total indebtedness less cash and cash equivalents), representing approximately 38% of net capitalization. Subject to the limits contained in our existing bank credit facility and the indentures governing our outstanding senior and senior subordinated notes, we could also incur substantial additional indebtedness in the future.

As a result of our substantial indebtedness, we have substantial debt service obligations that could have significant consequences to us, including:

•                  limiting our ability to use operating cash flow in other areas of our business because we must dedicate a substantial portion of those funds to fund debt service obligations;

•                  limiting our ability to obtain additional financing to fund our growth strategy, working capital requirements, capital expenditures, acquisitions, debt service requirements or other general corporate requirements;

•                  increasing our vulnerability to adverse economic and industry conditions; and

•                  increasing our exposure to interest rate increases because borrowings under our current bank credit facility are, and borrowings under any future bank credit facility could be, at variable interest rates.

Our ability to satisfy our debt service obligations will depend upon, among other things, our future operating performance and our ability to refinance indebtedness when necessary. Each of these factors is to a large extent dependent on economic, financial, competitive, and other factors beyond our control. If, in the future, we cannot generate sufficient cash from operations to meet our debt service obligations, we will need to refinance, obtain additional financing or sell assets. In the future, our business may not generate sufficient cash flow, or we may not be able to obtain funding, to satisfy our debt service requirements. We had a net loss for the fiscal year ended December 31, 2004, and our earnings were inadequate to cover fixed charges for this period; and for the years ended December 31, 2006, and 2005, our cash flows provided by operations were only $41.0 million and $12.6 million, respectively.  Our cash flows from operations during the years ended December 31, 2006 and 2005 reflect our high rate of growth, which resulted in large growth in our receivables and inventories.

In addition to the debt service requirements of our outstanding indebtedness, we have other demands on our cash resources, including, among others, capital expenditures and operating expenses.

We have significant financial and operating restrictions in our debt instruments that may have an adverse effect on our operations.

The indentures governing our outstanding senior subordinated notes and our bank borrowings contain numerous financial and operating covenants that limit our ability to incur additional or repay existing indebtedness, to create liens or other encumbrances, to make certain payments and investments, including dividend payments, to engage in transactions with affiliates, to engage in sale/leaseback transactions, to guarantee indebtedness and to sell or otherwise dispose of assets and merge or consolidate with other entities. Agreements governing future indebtedness could also contain significant financial and operating restrictions. Our current bank credit facilities contain customary affirmative and negative covenants. A failure to comply with the obligations contained in any current or future agreement governing our indebtedness, including our indentures, could result in an event of default under our current or any future bank credit facility, or such indentures, which could permit acceleration of the related debt and acceleration of debt under other instruments that may contain cross-acceleration or cross-default provisions. We may not have, or may not be able to obtain, sufficient funds to make any required accelerated payments.

We compete with a number of established companies, some of which have significantly greater financial, technological and marketing resources than we do, and we may not be able to compete effectively with these companies.

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

Provisions in our charter documents may discourage potential acquisitions of our company, even those which the holders of a majority of our common stock may favor.

Our restated certificate of incorporation and by-laws contain provisions that may have the effect of discouraging a third party from making an acquisition of us by means of a tender offer, proxy contest or otherwise. Our restated certificate of incorporation and by-laws:

•                  classify the board of directors into three classes, with directors of each class serving for a staggered three-year period;

•                  provide that directors may be removed only for cause and only upon the approval of the holders of at least two-thirds of the voting power of our shares entitled to vote generally in the election of such directors;

•                  require at least two-thirds of the voting power of our shares entitled to vote generally in the election of directors to alter, amend or repeal the provisions relating to the classified board and removal of directors described above;

•                  permit the board of directors to fill vacancies and newly created directorships on the board;

•                  restrict the ability of stockholders to call special meetings; and

•                  contain advance notice requirements for stockholder proposals.

Our rights plan and the ability of our board of directors to issue preferred stock may have the effect of discouraging a takeover attempt not previously approved by the board of directors.

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

Under our restated certificate of incorporation, our board of directors also has the authority to issue preferred stock in one or more series and to fix the powers, preferences, and rights of any such series without stockholder approval.  The board of directors could, therefore, issue, without stockholder approval, preferred stock with voting and other rights that could adversely affect the voting power of the holders of common stock and could make it more difficult for a third party to gain control of us.  In addition, under certain circumstances, Section 203 of the Delaware General Corporation Law makes it more difficult for an “interested stockholder”, or generally a 15% stockholder, to effect various business combinations with a corporation for a three-year period unless previously approved by our board of directors.

You may not receive cash dividends on our shares of common stock.

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

If the price of our common stock continues to fluctuate significantly, you could lose all or part of any investment in our common stock.

The price of our common stock is subject to sudden and material increases and decreases, and decreases could adversely affect investments in our common stock.  For example, since the beginning of 2004, the closing sale price of our common stock has ranged from a low of $5.20 to a high of $31.33.  The price of our common stock could fluctuate widely in response to:

•        our quarterly operating results;

•        changes in earnings estimates by securities analysts;

•        changes in our business;

•        changes in the market’s perception of our business;

•        changes in the businesses, earnings estimates or market perceptions of our competitors or customers;

•        changes in airline industry or business jet industry conditions;

•        changes in general market or economic conditions; and

•        changes in the legislative or regulatory environment.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None

ITEM 2.  PROPERTIES

As of December 31, 2006, we had 14 principal operating facilities and one administrative facility, which comprised an aggregate of approximately 1.5 million square feet of space.  The following table describes the principal facilities and indicates the location, function, approximate size, and ownership status of each location.

Segment	Location	Purpose	Facility Size (Sq. Feet)	Ownership

Seating	Winston-Salem, North Carolina	Manufacturing	264,800	Leased
	Leighton Buzzard, England	Manufacturing	114,000	Owned
	Kilkeel, Northern Ireland	Manufacturing	141,000	Leased/Owned

Interior Systems	Anaheim, California	Manufacturing	98,000	Leased
	Lenexa, Kansas	Manufacturing	80,000	Leased
	Nieuwegein, the Netherlands	Manufacturing	47,350	Leased
	Westminster, California	Manufacturing	70,000	Leased
	Lubeck, Germany	Manufacturing	86,100	Leased

Business Jet	Miami, Florida	Manufacturing	110,000	Leased
	Holbrook, New York	Manufacturing	20,100	Leased
	Tucson, Arizona	Manufacturing	90,500	Leased

Distribution	Miami, Florida	Distribution	210,000	Leased
	East Berlin, Connecticut	Distribution	21,000	Leased

Engineering Services	Marysville, Washington	Manufacturing	110,000	Leased

Corporate	Wellington, Florida	Administrative	19,620	Leased/Owned
			1,482,470

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

[Remainder of page intentionally left blank]

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the Nasdaq National Market under the symbol “BEAV.”  The following table sets forth, for the periods indicated, the range of high and low per share sales prices for the common stock as reported by Nasdaq.

	Calendar Year Ended December 31,
	2006		2005
	High	Low	High	Low
	(Amounts in Dollars)
First Quarter	$25.78	$20.25	$13.10	$9.30
Second Quarter	29.60	18.28	16.48	10.15
Third Quarter	25.25	17.64	17.75	14.05
Fourth Quarter	27.77	19.09	22.46	16.06

On February 14, 2007, the last reported sale price of our common stock as reported by Nasdaq was $31.33 per share. As of such date, based on information provided to us by Computershare, our transfer agent, we had approximately 1,000 registered holders, and because many of these shares are held by brokers and other institutions on behalf of the beneficial holders, we are unable to estimate the number of beneficial shareholders represented by these holders of record. We have not paid any cash dividends in the past, and we have no present intention of doing so in the immediate future. Our Board of Directors intends, for the foreseeable future, to retain any earnings to reduce indebtedness and finance our future growth, but expects to review our dividend policy regularly. The indentures governing our 8-7/8% senior subordinated notes, as well as our amended and restated bank credit facilities, permit the declaration of cash dividends only in certain circumstances described therein.

The following graph compares the cumulative 5-year total return to shareholders on BE Aerospace, Inc.’s common stock relative to the cumulative total returns of the NASDAQ Composite index, the Dow Jones US Airlines index and the Dow Jones US Aerospace & Defense index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in the company’s common stock and in each of the indexes on 12/31/2001 and its relative performance is tracked through 12/31/2006.

ITEM 6.  SELECTED FINANCIAL DATA

(In millions, except per share data)

The financial data for the years ended December 31, 2006, December 31, 2005, December 31, 2004 and December 31, 2003, and the transition period ended December 31, 2002 have been derived from financial statements that have been audited by our independent registered public accounting firm. In 2002, we changed our fiscal year to a calendar year, as a result, we have presented results for the ten-month transition period ended December 31, 2002.  The following financial information is qualified by reference to, and should be read in conjunction with, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our historical financial statements, including notes thereto, which are included in Item 15 of this Form 10-K.  Our historical results are not necessarily indicative of our future results.

	Fiscal Year Ended December 31,				Transition Period Ended December 31,
	2006	2005	2004	2003	2002
Statements of Operations Data:
Net sales	$1,128.2	$844.1	$733.5	$624.4	$503.6
Cost of sales(a)	731.7	548.5	494.8	453.6	352.3
Gross profit	396.5	295.6	238.7	170.8	151.3
Gross margin	35.1%	35.0%	32.5%	27.4%	30.0%
Operating expenses:
Selling, general and administrative(b)	159.6	136.4	119.2	105.8	128.0
Research, development and engineering	88.6	65.6	55.1	44.7	34.1
Operating earnings (loss)	148.3	93.6	64.4	20.3	(10.8)
Operating margin	13.1%	11.1%	8.8%	3.3%	NM
Interest expense, net	38.9	59.3	76.1	70.6	57.3
Loss on debt extinguishment	19.4	—-	8.8	1.2	—-
Earnings (loss) before income taxes	90.0	34.3	(20.5)	(51.5)	(68.1)
Income tax expense (benefit)	4.4	(50.3)	1.5	2.0	2.7
Net earnings (loss)	$85.6	$84.6	$(22.0)	$(53.5)	$(70.8)

Basic net earnings (loss) per share:
Net earnings (loss)	$1.11	$1.44	$(0.53)	$(1.49)	$(2.03)
Weighted average common shares	77.1	58.8	41.7	36.0	34.9

Diluted net earnings (loss) per share:
Net earnings (loss)	$1.10	$1.39	$(0.53)	$(1.49)	$(2.03)
Weighted average common shares	78.0	60.8	41.7	36.0	34.9

Balance Sheet Data (end of period):
Working capital	$456.0	$573.4	$225.0	$274.3	$262.9
Goodwill, intangible and other assets, net	636.2	525.3	545.5	541.5	534.9
Total assets	1,497.7	1,426.5	1,024.8	1,052.5	1,067.1
Long-term debt, net of current portion	502.0	677.4	678.6	880.1	836.0
Stockholders’ equity	706.0	569.6	182.8	31.9	69.3

SELECTED FINANCIAL DATA (continued)

Footnotes to Table

(a)                      During the year ended December 31, 2003 and the ten month period ended December 31, 2002 we incurred $19.9 and $32.5, respectively related to severance, integration costs, lease termination costs, relocation, training and facility preparation costs in connection with consolidation of facilities and headcount reductions following the events of September 11, 2001.  As a result of these events, we also recorded write-downs of property, plant, equipment, inventory and other assets of $10.9 and $7.0 for the year ended December 31, 2003 and ten-month period ended December 31, 2002.

(b)                     In February 2003, we received an adverse arbitration award related to the amounts due us from the Thales Group, which reduced the amount due by $29.5.  This non-cash charge is included in selling, general and administrative expenses in the ten-month period ended December 31, 2002.

ITEM 7.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Dollars in millions, except per share data)

OVERVIEW

Based on our experience in the industry, we believe we are the world’s largest manufacturer of cabin interior products for commercial aircraft and business jets and a leading aftermarket distributor of aerospace fasteners. We sell our manufactured products directly to virtually all of the world’s major airlines and airframe manufacturers and a wide variety of business jet customers. In addition, based on our experience, we believe that we have achieved leading global market positions in each of our major product categories, which include:

•                     commercial aircraft seats, including an extensive line of super first class, first class, business class, tourist class and regional aircraft seats;

•                     a full line of aircraft food and beverage preparation and storage equipment, including coffeemakers, water boilers, beverage containers, refrigerators, freezers, chillers and a line of ovens which includes microwave, high heat convection and steam ovens;

•                     both chemical and gaseous aircraft oxygen delivery, distribution and storage systems and protective breathing equipment;

•                     business jet and general aviation interior products, including an extensive line of executive aircraft seats, direct and indirect overhead lighting systems, oxygen delivery systems, air valve systems, high-end furniture and cabinetry; and

•                     a broad line of aerospace fasteners, covering over 175,000 stock keeping units (SKUs).

We also design, develop and manufacture a broad range of cabin interior structures and provide comprehensive aircraft cabin interior reconfiguration and passenger-to-freighter conversion engineering services and component kits.

We generally derive our revenues from refurbishment or upgrade programs for the existing worldwide fleets of commercial and general aviation aircraft and from the sale of our cabin interior equipment for new aircraft deliveries.  For fiscal 2006, fiscal 2005 and fiscal 2004 approximately 60%, 63% and 60%, respectively, of our revenues were derived from the aftermarket, with the remaining portions attributable to the sale of cabin interior equipment associated with new aircraft deliveries. We believe our large installed base of products, estimated to be approximately $6.0 billion as of December 31, 2006 (valued at replacement prices), gives us a significant advantage over our competitors in obtaining orders both for spare parts and for refurbishment programs, principally due to the tendency of the airlines to purchase equipment for such programs from the incumbent supplier.

We conduct our operations through strategic business units that have been aggregated under five reportable segments: Seating, Interior Systems, Distribution, Business Jet and Engineering Services.

Net sales by reportable segment for the years ended December 31, 2006, December 31, 2005 and December 31, 2004 were as follows:

	Fiscal Year Ended December 31,
	2006		2005		2004
	Net Sales	% of Net Sales	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Seating	$388.5	34.4%	$281.8	33.4%	$251.4	34.3%
Interior Systems	273.9	24.3%	205.5	24.4%	200.4	27.3%
Distribution	251.5	22.3%	173.9	20.6%	144.2	19.7%
Business Jet	147.5	13.1%	120.2	14.2%	75.2	10.2%
Engineering Services	66.8	5.9%	62.7	7.4%	62.3	8.5%
Net sales	$1,128.2	100.0%	$844.1	100.0%	$733.5	100.0%

Net sales by domestic and foreign operations for the years ended December 31, 2006, December 31, 2005 and December 31, 2004 were as follows:

	Fiscal Year Ended December 31,
	2006	2005	2004
Domestic	$732.9	$588.4	$495.7
Foreign	395.3	255.7	237.8
Total	$1,128.2	$844.1	$733.5

Net sales by geographic segment (based on destination) for the years ended December 31, 2006, December 31, 2005 and December 31, 2004 were as follows:

	Fiscal Year Ended December 31,
	2006		2005		2004
	Net Sales	% of Net Sales	Net Sales	% of Net Sales	Net Sales	% of Net Sales

North America	$544.6	48.3%	$433.4	51.3%	$402.6	54.9%
Europe	331.5	29.4%	202.2	24.0%	175.1	23.9%
Emerging Markets, i.e., Asia, Pacific Rim and Middle East	252.1	22.3%	208.5	24.7%	155.8	21.2%
Total	$1,128.2	100.0%	$844.1	100.0%	$733.5	100.0%

Between 1989 and 2001, we substantially expanded the size, scope and nature of our business through 22 acquisitions for an aggregate purchase price of approximately $1 billion.  From 2002 through June 2006, essentially all of our revenue growth was organic since we did not make any significant acquisitions during that period.

During the third quarter of 2006, we acquired Draeger and New York Fasteners for, in the aggregate, approximately $146 in cash.  Draeger manufactures components and integrated systems to supply oxygen systems for both civil and military aircraft, with well-established strengths in both chemical and gaseous oxygen systems.  Draeger is the prime contractor for the oxygen systems in the Eurofighter Typhoon, and provides maintenance and repair services for Germany’s Air Force in-service oxygen systems.  The integration of Draeger with our existing oxygen business allows us to offer one of the broadest oxygen system product lines in the industry.  New York Fasteners is a distributor of a wide variety of aerospace fasteners and hardware primarily to the military sector.  The integration of New York Fasteners into our distribution segment is expected to significantly expand our overall penetration into the military and defense sector.

New product development is a strategic initiative for us. Our customers regularly request that we engage in new product development and enhancement activities. We believe that these activities protect and enhance our leadership position. We believe our investments in research and development over the past several years have been the driving force behind our ongoing market share gains.  Research, development and engineering spending has been approximately 7% - 8% of sales for the past several years and is expected to comprise a somewhat lower percentage of revenues for the next year.

We also believe in providing our businesses with the tools required to remain competitive. In that regard, we have invested, and will continue to invest in property and equipment that enhances our productivity. Taking into consideration our record backlog, targeted capacity utilization levels, recent capital expenditure investments, recent acquisitions and current industry conditions, we expect that annual capital expenditures will be approximately $28 - 30 over the next twelve months.

International airline competition for higher margin international travelers and improving worldwide industry conditions have resulted in increasing demand for our products and services, as demonstrated by record bookings of approximately $1.7 billion during fiscal 2006 which were up over 40% as compared to fiscal 2005. At December 31, 2006, backlog was in excess of $1.7 billion, an increase of approximately 60% as compared to our December 31, 2005 backlog. We expect strong demand for the next several years as industry conditions continue to improve.  As worldwide air traffic grows and airlines add capacity and upgrade the cabin interiors of existing active aircraft, we expect our aftermarket activities to continue to grow. According to IATA, during the year ended December 31, 2006, the global airline industry expanded airline capacity by approximately 4.6% in response to an approximately 5.9% increase in global air traffic. In addition, as a result of the severity of the post-September 11, 2001 downturn, many carriers, particularly in the United States, have deferred interior maintenance and upgrades. The U.S. carriers have just begun the process of upgrading their international fleets and we believe there are substantial additional growth opportunities with domestic carriers for retrofit programs, particularly for the twin-aisle aircraft that service international routes.

[Remainder of the page intentionally left blank]

RESULTS OF OPERATIONS

Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005

Net sales for the year ended December 31, 2006 were $1,128.2, an increase of $284.1 or 33.7% as compared to the prior year.  Sales in 2006 increased over the 2005 level primarily due to a higher level of customer demand for products offered by each of our five segments, market share gains and recent acquisitions.

Net sales for each of our segments are set forth in the following table:

	YEAR ENDED DECEMBER 31,
	2006	2005	Change	Percent Change
Seating	$388.5	$281.8	$106.7	37.9%
Interior Systems	273.9	205.5	68.4	33.3%
Distribution	251.5	173.9	77.6	44.6%
Business Jet	147.5	120.2	27.3	22.7%
Engineering Services	66.8	62.7	4.1	6.5%
Total Sales	$1,128.2	$844.1	$284.1	33.7%

The increase in sales volume for the seating, interior systems, and engineering services segments was driven by a higher level of retrofit activity, demand created by new deliveries of large commercial jets (which increased by 24% versus deliveries in 2005), and market share gains.  Interior systems segment’s revenue growth rate exclusive of the impact of the Draeger acquisition was 20.5%.  The distribution segment delivered revenue growth of 44.6% in 2006, primarily due to a broad-based increase in aftermarket demand for aerospace fasteners, continued market share gains and the acquisition of New York Fasteners.  Distribution segment’s revenue growth rate exclusive of the impact of the New York Fasteners acquisition was 29.7%.  Business jet segment revenues increased by 22.7% in 2006, reflecting strong business jet deliveries, offset by a lower level of super first class revenues associated with A380 delivery delays.  The recent acquisitions of Draeger (interior systems) and New York Fasteners (distribution) accounted for approximately $52.1 of the consolidated revenue growth.  Revenue growth during 2006, exclusive of these acquisitions, was approximately 27.5%.

Gross profit during 2006 of $396.5, or 35.1%, of sales, increased by $100.9 or 34.1%, as compared to 2005.  The 2006 gross margin increased by 10 basis points as compared to 2005. The gross margin expansion was negatively impacted by very poor absorption of overhead costs due to delays in Airbus A380 deliveries and initially lower margins associated with recent acquisitions, which together reduced gross margins by approximately 40 basis points during 2006.

Selling, general and administrative expenses in 2006 were $159.6, or 14.2% of sales, versus $136.4 or 16.2% in 2005 reflecting the higher level of selling, marketing and product support costs ($4.9), the recent acquisitions of Draeger and New York Fasteners ($4.5), and higher salaries, benefits, incentive compensation and commissions ($10.3) associated with the 33.7% increase in revenues and the over 60% increase in backlog from December 31, 2005.  Selling, general and administrative expenses for 2005 were reduced by $1.8 of net reimbursed legal fees in connection with the resolution of two legal matters.  Selling, general and administrative expenses as a percentage of sales decreased by 200 basis points, reflecting the operating leverage in our business.

Research, development and engineering expenses for 2006 were $88.6, or 7.9% of sales, versus $65.6 or 7.8% of sales in the prior year and reflect the higher level of spending associated with customer specific engineering, new product development activities, (primarily at the seating products and interior systems segments) and recent acquisitions.  During 2006, we applied for seventy-three U.S. and foreign patents versus forty-three during 2005.

Operating earnings of $148.3 for 2006 were $54.7 or 58.4% greater than 2005 due to both the 33.7% revenue growth and a 200 basis point expansion in operating margin to 13.1% of sales.  Operating earnings growth, exclusive of recent acquisitions was 51.2%.  The substantial increase in operating earnings was driven primarily by continued revenue growth ($284.1), earnings growth ($54.7) and margin expansion in the seating products, interior systems and engineering services segments.  The consolidated 200 basis point expansion in operating margin was achieved in spite of very poor absorption of overhead costs due to delays in the A380 deliveries and the initially lower margins from recent acquisitions.

The following is a summary of operating earnings performance by segment:

	YEAR ENDED DECEMBER 31,
	2006	2005	Change	Percent Change
Seating	$37.6	$25.5	$12.1	47.5%
Interior Systems	51.2	32.3	18.9	58.5%
Distribution	50.4	34.9	15.5	44.4%
Business Jet	9.4	7.8	1.6	20.5%
Engineering Services	(0.3)	(6.9)	6.6	NM
Total Sales	$148.3	$93.6	$54.7	58.4%

For 2006, the seating segment’s operating earnings of $37.6 increased by 47.5%, due to both a 37.9% increase in revenue and continued expansion in operating margin to 9.7% of sales.  Operating earnings at the interior systems segment of $51.2 increased by $18.9 or 58.5% as compared to 2005, due both to a 33.3% increase in revenue and a 300 basis point expansion in operating margin to 18.7% of sales. The margin expansion at the seating and interior systems segments was primarily due to ongoing manufacturing efficiencies, product mix and operating leverage at the higher sales volume.

The distribution segment’s operating earnings of $50.4 during the current year increased by $15.5 or 44.4% on a 44.6% increase in sales, reflecting further operating efficiencies at the higher sales level and despite the temporary drag on margins caused by the New York Fasteners acquisition.  The business jet segment’s operating earnings were $9.4 in 2006, up 20.5% versus 2005, reflecting the solid operating performance from the company’s core business jet operating results, offset by the improving, but still unsatisfactory super first class product line operating results.  The operating results at the engineering services segment improved by $6.6 as compared to the prior year due to higher sales volume, better product mix and ongoing operational efficiencies.

Interest expense was $38.9 for 2006 and decreased by $20.4 as compared to 2005, due to the redemption of our $250 of senior subordinated notes due 2008, the redemption of approximately $175.0 of senior notes and the prepayment of $50.0 of bank term debt, which together generated $19.4 of debt prepayment costs.

Earnings before income taxes were $90.0 (and which reflected $19.4 of debt prepayment costs), as compared to pre-tax earnings of $34.3 for the prior year.  The large increase in earnings before income taxes was due to the $54.7 or 58.4% increase in operating earnings and the $20.4 decrease in interest expense which was partially offset by $19.4 of debt prepayment costs.

We recognized our U.K. deferred tax asset during the third quarter of 2006, resulting in a tax benefit of approximately $22.9.  The deferred tax asset was recorded as a result of the improving financial performance and improving outlook for our U.K. operations (including substantially increased backlog during 2006 related to U.K. operations).  Previously, we were unable to conclude that this asset would be realized due to cumulative losses and lower levels of backlog.  At December 31, 2006 we had net operating loss carryforwards in the United States, United Kingdom and Germany of approximately $305, $75 and $7, respectively, available to offset future taxable income.

Net earnings for 2006 were $85.6, or $1.10 per diluted share based on approximately 78.0 million diluted shares and include one-time debt prepayment costs of $19.4 and a one-time tax benefit of $22.9 associated with the recognition of our U.K. deferred tax asset.  Net earnings for 2005 were $84.6, or $1.39 per diluted share on 60.8 million diluted shares and included a one-time tax benefit of $51.9 associated with the recognition of our U.S. net operating loss carryforward.

[Remainder of this page intentionally left blank]

RESULTS OF OPERATIONS

Year Ended December 31, 2005 Compared to the Year Ended December 31, 2004

Net sales for the year ended December 31, 2005 were $844.1, an increase of $110.6 or 15.1% as compared to the prior year.  Sales in 2005 increased over the 2004 level due to a higher level of customer demand for products offered by each of our five segments.

Net sales for each of our segments are set forth in the following table:

	YEAR ENDED DECEMBER 31,			Percent
	2005	2004	Change	Change
Seating	$281.8	$251.4	$30.4	12.1%
Interior Systems	205.5	200.4	5.1	2.5%
Distribution	173.9	144.2	29.7	20.6%
Business Jet	120.2	75.2	45.0	59.8%
Engineering Services	62.7	62.3	0.4	0.1%
Total Sales	$844.1	$733.5	$110.6	15.1%

Seating, interior systems and engineering services generated revenues of $550.0 in 2005, an increase of $35.9 or 7.0% as compared to 2004, driven by a higher sales volume of commercial aircraft cabin interior equipment and integration and engineering design and certification services.  The distribution segment generated revenues of $173.9 during 2005, an increase of $29.7 or 20.6% compared to 2004, driven by a broad-based increase in aftermarket demand for aerospace fasteners and continued market share gains.  The business jet segment generated revenues during 2005 of $120.2, an increase of $45.0 or 59.8%, as compared to 2004 reflecting increased revenues from super first class products and the ongoing recovery of the business jet industry.

Gross profit for 2005 of $295.6 increased by $56.9 or 23.8% on the 15.1% increase in sales.  Gross margin in 2005 of 35.0% increased by 250 basis points as compared to 2004.  The increase in gross margin was primarily due to manufacturing productivity initiatives and an improved mix of products sold.

Selling, general and administrative expenses during 2005 were $136.4 or 16.2% of sales, as compared to $119.2 or 16.3% of sales in 2004.  The year over year increase was primarily attributable to higher commissions on increased sales, as well as higher costs associated with the 15.1% increase in revenues and the 57% increase in backlog.  In connection with the resolution of two legal matters during 2005, we received approximately $1.8 of net reimbursed legal fees, which were offset by $1.2 of costs associated with the accelerated vesting of stock options.

Research, development and engineering expenses for the year were $65.6 or 7.8% of net sales, an increase of $10.5 as compared with $55.1 or 7.5% of sales in 2004. The increase in expenses as compared to 2004 was attributable to a broad range of activities associated with newly developed products for the Airbus A380 aircraft, the super first class suite of products, our lie-flat seating product line, our Pulse Oxygen™ system and a number of other new product development activities.

The following is a summary of operating earnings performance by segment:

	YEAR ENDED DECEMBER 31,			Percent
	2005	2004	Change	Change
Seating	$25.5	$16.8	$8.7	51.8%
Interior Systems	32.3	30.9	1.4	4.5%
Distribution	34.9	25.9	9.0	34.7%
Business Jet	7.8	(1.3)	9.1	NM
Engineering Services	(6.9)	(7.9)	1.0	NM
Total Sales	$93.6	$64.4	$29.2	45.3%

For 2005, seating segment operating earnings of $25.5 increased by $8.7, or 51.8%, versus 2004 due to both the 12.1% increase in revenue and continued expansion in operating margin to 9.0% of sales.  The substantial increase in seating operating margin reflects the improved sales volume, product mix, favorable program variances and ongoing manufacturing efficiencies.  Operating earnings at the interior systems segment of $32.3 increased by $1.4 versus 2004, consistent with the $5.1, or 2.5% increase in revenues. The engineering services segment operating results improved by $1.0 versus 2004, reflecting the somewhat stronger revenues and product mix. The distribution segment generated operating earnings of $34.9 during 2005, an increase of $9.0 or 34.7% as compared to 2004.  The business jet segment generated operating earnings of $7.8 during 2005, an increase of $9.1 as compared to the prior year.  The business jet segment’s 2005 incremental operating margin of 20% reflects the initial shipments of super first class products as well as the impact of five lost days of operations and the subsequent overtime and expedite costs associated with hurricane activity during 2005.

Consolidated operating earnings were $93.6 or 11.1% of sales, an increase of $29.2 or 45.3% as compared to operating earnings of $64.4 in 2004.  The increase in operating earnings in 2005 was primarily due to the 15.1% increase in sales and a 230 basis point expansion in operating margin to 11.1% of sales.  The 45.3% increase in operating earnings was achieved in spite of substantially higher product development and marketing expenditures to support the record level of bookings and backlog.

Interest expense, net during 2005 of $59.3 decreased by $16.8 as compared to 2004.  The decrease in interest expense was primarily due to the early retirement of $200.0 of 9 ½% senior subordinated notes in November 2004.

We recognized our domestic deferred tax asset during the fourth quarter of 2005, resulting in a tax benefit of approximately $51.9.  The deferred tax asset was recorded as a result of our improving financial performance and outlook, as well as the expected $20 reduction in interest expense arising from the redemption of $250 of our 8% senior subordinated notes, which occurred in January 2006.

Our 2005 consolidated net earnings were $84.6 or $1.39 per diluted share, reflecting the 45.3% increase in operating earnings and the $51.9 income tax benefit.  In 2004, we generated a consolidated loss of $22.0 or $0.53 per share.

[Remainder of this page intentionally left blank]

LIQUIDITY AND CAPITAL RESOURCES

Current Financial Condition

Our liquidity requirements consist of working capital needs, ongoing capital expenditures and payments of interest and principal on our indebtedness. Our primary requirements for working capital are directly related to the level of our operations.  Working capital primarily consists of accounts receivable and inventories, which fluctuate with the sales of our products. Our working capital was $456.0 as of December 31, 2006, as compared to $573.4 as of December 31, 2005.  The decrease in working capital was caused by an increased level of accounts receivable of $41.0 related to our 2006 revenue growth of 33.7%, a $197.2 increase in inventories, offset by a $98.5 increase in accounts payable and accrued liabilities.  Nearly $100.0 of the inventory growth was due to investments to provide a broader range of products to a rapidly expanding customer base in our distribution business.  We expect to continue to expand our product lines in the distribution business during 2007.  The balance of the inventory growth was due to our 44.6% distribution revenue growth, the outlook for future distribution revenue growth, the recent Draeger acquisition and to support the 60% increase in our backlog.  Additionally, we redeemed $250.0 aggregate principal amount of 8% subordinated notes in January 2006 with the net proceeds of an issuance of common stock in December 2005, and made a prepayment of $50.0 of term borrowings under our senior secured credit facility (described below) during the fourth quarter of 2006. At December 31, 2006, there was $250.0 in term debt outstanding under the senior secured credit facility.

Cash Flows

At December 31, 2006, cash and bank credit available under our current bank credit facility was $195.5 as compared to $394.4 at December 31, 2005. Cash provided by operating activities was $41.0 for the year ended December 31, 2006 as compared to $12.6 during the year ended December 31, 2005.  The primary sources of cash provided by operating activities during 2006 were net earnings of $85.6 plus non-cash charges for depreciation and amortization of $29.4, plus the non-cash impact from the loss on debt extinguishment of $19.4. The primary use of cash in operating activities during the year ended December 31, 2006 was $97.1 related to changes in our operating assets and liabilities, primarily related to investments in inventory, offset by an increase in our accounts payable.  Inventory growth of approximately $100 million related to the growth in our distribution business, including the acquisition of New York Fasteners.  The primary use of cash in operating activities during the year ended December 31, 2005 was $82.3 related to changes in our operating assets and liabilities, offset by non-cash charges from amortization and depreciation of $28.6 and less the net non-cash impact from the recognition of our domestic deferred tax asset of $22.9.  In January 2006, we redeemed our $250.0 of 8% senior subordinated notes with the proceeds from our December 2005 common stock offering.

The primary uses of cash in investing activities during the year ended December 31, 2006 were related to cash paid for acquisitions approximating $145.0 and capital expenditures of $24.1. The primary use of cash from investing activities during the year ended December 31, 2005 was related to capital expenditures of $16.9 related to the implementation of new information system enhancements and plant modernization.

Capital Spending

Our capital expenditures were $24.8 and $16.9 during the years ended December 31, 2006 and 2005, respectively.  We anticipate capital expenditures of approximately $28-30 for the next twelve months, reflecting both the current industry conditions and our recent acquisitions. We have no material commitments for capital expenditures. We have, in the past, generally funded our capital expenditures from cash from operations and funds available to us under bank credit facilities. We expect to fund future capital expenditures from cash on hand, from operations and from funds available to us under our senior secured credit facility.

Between 1989 and 2001, we completed 22 acquisitions for an aggregate purchase price of approximately $1,000. Following these acquisitions, we rationalized the businesses, reduced headcount by approximately 4,500 employees and eliminated 22 facilities.  We have financed these acquisitions primarily through issuances of debt and equity securities. As discussed in Note 2 to our Consolidated Financial Statements, during 2006, we completed two immaterial acquisitions for approximately $145.0 in cash.

Outstanding Debt and Other Financing Arrangements

Long-term debt at December 31, 2006 consisted principally of our 8-7/8 % senior subordinated notes due 2011 and $250.0 of indebtedness under our senior secured credit facility. The $250 of 8-7/8% senior subordinated notes mature on May 11, 2011 and are unsecured senior subordinated obligations and are subordinated to all of our senior indebtedness which includes indebtedness under our senior secured credit facility.  The 8-7/8% senior subordinated notes contain restrictive covenants, including limitations on future indebtedness, restricted payments, transactions with affiliates, liens, dividends, mergers and transfers of assets. A breach of these covenants, or the covenants under our senior secured credit facility or any future bank credit facility, that continues beyond any grace period can constitute a default, which can limit our ability to borrow and can give rise to a right of the lenders to terminate the applicable bank credit facility and/or a right of the debt holders to require immediate repayment of any outstanding debt.

During the third quarter of 2006, we completed a cash tender offer and consent solicitation for $174.9 aggregate principal amount of 8-1/2% senior notes using available cash on hand and from borrowings under our Senior Secured Credit Facility.  A loss on debt extinguishment of $17.0 related to unamortized debt issue and facility costs and fees and expenses was recorded in connection with the cash tender.

During the third quarter of 2006, we amended our existing senior secured credit facility, to provide us with a $200.0 revolving credit facility and a $300.0 term loan.  The senior secured credit facility also provides us the ability to add additional term loans in the amount of up to $75.0 upon satisfaction of certain customary conditions and obtaining commitments from lenders.  Proceeds from the term loan were used to repay borrowings under the revolving credit facility and to finance the acquisition of New York Fasteners.  During the fourth quarter of 2006, we prepaid $50.0 of the term bank loan.

Revolving credit borrowings under the senior secured credit facility will initially bear interest at an annual rate equal to the London interbank offered rate (LIBOR) plus 175 basis points, representing an initial interest rate of 7.2% as compared to 8.5% of the 8-1/2% senior notes repurchased in the tender offer.  There are no amounts outstanding under the revolving credit facility at December 31, 2006.  Term loan borrowings under the new senior secured credit facility bear interest at an annual rate equal to LIBOR plus 175 basis points, representing an initial interest rate of 7.2% (interest rate of 7.15% at December 31, 2006).

Contractual Obligations

The following charts reflect our contractual obligations and commercial commitments as of December 31, 2006. Commercial commitments include lines of credit, guarantees and other potential cash outflows resulting from a contingent event that requires performance by us or our subsidiaries pursuant to a funding commitment.

Contractual Obligations	2007	2008	2009	2010	2011	Thereafter	Total
Long-term debt and othernon-current liabilities	$1.9	$3.5	$3.3	$247.5	$250.5	$7.2	$513.9
Operating leases	15.8	14.9	10.4	7.2	6.4	56.9	111.6
Purchase obligations (1)	17.8	6.6	3.9	1.8	1.3	1.6	33.0
Future interest payments and commitment fees on outstanding debt (2)	41.0	41.0	40.9	40.9	12.0	—	175.8
Total	$76.5	$66.0	$58.5	$297.4	$270.2	$65.7	$834.3

Commercial Commitments
Letters of Credit	$4.5	—	—	—	—	—	$4.5

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

(2)          Interest payments include estimated amounts due on the $250.0 term loan based on the actual interest rate at December 31, 2006.  Actual interest payments will fluctuate based on the terms of the senior secured credit facility and market rate fluctuations.

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

Deferred Tax Assets

During the third quarter of 2006 we recognized our U.K. deferred tax asset resulting in a tax benefit of approximately $22.9.  The deferred tax asset was recorded as a result of our improved performance and outlook for our U.K. operations.

We reversed a significant portion of our previously recorded valuation allowance on our U.S. deferred tax assets during the fourth quarter of 2005. The deferred tax asset was recorded as a result of our improving financial performance and outlook, as well as the $20.4 reduction in interest expense arising primarily from the redemption of the $250.0 aggregate principal amount of 8% senior subordinated notes due 2008, which occurred in January 2006.

We maintained a valuation allowance of approximately $15.5 as of December 31, 2006 primarily related to our domestic capital loss carryforwards because of uncertainties that preclude us from determining that it is more likely than not that we will be able to generate sufficient capital gain income and realize this tax benefit during the applicable carryforward period.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — An Amendment of FASB Statements No. 133 and 140” (SFAS 155) which provides for increased consistency for the reporting of hybrid financial instruments.  SFAS 155 is effective for all financial instruments acquired or issued during fiscal 2007.  The adoption of SFAS 155 is not expected to have a material impact on our financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”.  This pronouncement recommends a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in the company’s tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure requirements for uncertain tax positions.  The accounting provisions of FIN 48 will be effective for the company beginning January 1, 2007.  We have not completed our evaluation of FIN 48 and its impact on our financial statements.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (SFAS 157) which provides guidance for measuring assets and liabilities at fair value.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The adoption of SFAS 157 is not expected to have a material impact on our financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans” (SFAS 158) which requires the recognition of the funded status of single-employer defined benefit pension plans, retiree healthcare and other postretirement plans in the financial statements, measurement of the funded status at the end of the year, and recognition of changes in the funded status through comprehensive income in the year in which the changes occur.  SFAS 158 is effective as of December 31, 2006.  The adoption of SFAS 158 did not have a material impact on our financial statements.

In September 2006, the SEC issued SAB No. 108, “Guidance re: the Use of a Cumulative Effect Adjustment to Correct Immaterial Misstatements” (SAB 108) which proposed a framework for public companies to use in evaluating identified misstatements in financial reporting.  SAB 108 was effective in fiscal 2006 and the application of SAB 108 did not have a material impact on our financial statements.

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

Revenues and costs under certain long-term contracts are recognized using contract accounting under the percentage-of-completion method, generally using the cost-to-cost method. The percentage-of-completion method requires the use of estimates of costs to complete long-term contracts. The estimation of these costs requires judgment on the part of management due to the duration of these contracts as well as the technical nature of the products involved. Adjustments to these estimated costs are made on a consistent basis. Revenues associated with any contractual claims are recognized when it is probable that the claim will result in additional contract revenue and the amount can be reasonably estimated.  A provision for contract losses is recorded when such facts are determinable.

We sell our products primarily to airlines and aircraft manufacturers worldwide, including occasional sales collateralized by letters of credit. We perform ongoing credit evaluations of our customers and maintain reserves for estimated credit losses. Actual losses have been within management’s expectations. We apply judgment to ensure that the criteria for recognizing sales are consistently applied and achieved for all recognized sales transactions.

Accounts Receivable

We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s current creditworthiness, as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain an allowance for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. If the actual uncollected amounts significantly exceed the estimated allowance, our operating results would be significantly adversely affected. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past.

Inventories

We value our inventories at the lower of cost to purchase or manufacture the inventory or the current estimated market value of the inventory. Cost is determined using the standard cost method for our manufacturing businesses and the weighted average cost method for our distribution businesses. The inventory balance, which includes the cost of raw material, purchased parts, labor and production overhead costs, is recorded net of a reserve for excess, obsolete or unmarketable inventories. We regularly review inventory quantities on hand and record a reserve for excess and obsolete inventories based primarily on historical usage and on our estimated forecast of product demand and production requirements. In accordance with industry practice, costs in inventory include amounts relating to long-term contracts with long production cycles and to inventory items with long procurement cycles, some of which are not expected to be realized within one year.  As demonstrated since the events of September 11, 2001, demand for our products can fluctuate significantly. Our estimates of future product demand may prove to be inaccurate, in which case we may have understated or overstated the provision required for excess and obsolete inventories. In the future, if our inventories are determined to be overvalued, we would be required to recognize such costs in our cost of goods sold at the time of such determination. Likewise, if our inventories are determined to be undervalued, we may have over-reported our costs of goods sold in previous periods and would be required to recognize such additional operating income at the time of sale.

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

Accounting for Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to determine our income taxes in each of the jurisdictions in which we operate. This process involves us calculating our actual current tax together with assessing temporary differences resulting from differing treatment of items, such as the treatment of accounting reserves, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheets. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the consolidated statements of operations.

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance of $15.5 as of December 31, 2006, due to uncertainties related to our ability to utilize our deferred tax assets, primarily consisting of our domestic capital loss and foreign tax credit carryforwards. The valuation allowance is based on our estimates of taxable income by jurisdictions in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates, or we revise these estimates in future periods, we may need to adjust the valuation allowance which could materially impact our financial position and results of operations.

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

From time to time, we and our foreign subsidiaries may enter into foreign currency exchange contracts to manage risk on transactions conducted in foreign currencies. At December 31, 2006, we had no outstanding forward currency exchange contracts. In addition, we have not entered into any other derivative financial instruments.

Interest Rates - At December 31, 2006, we had adjustable rate debt of $250.0 and fixed rate debt of $253.9. The weighted average interest rate for the fixed rate debt was approximately 8.9% at December 31, 2006. If interest rates were to increase by 10% above current rates, the impact on our financial statements would be to reduce pretax income by $1.8. We do not engage in transactions intended to hedge our exposure to changes in interest rates.

As of December 31, 2006, we maintained a portfolio of securities consisting mainly of taxable, interest-bearing deposits with weighted average maturities of less than three months. If short-term interest rates were to increase or decrease by 10%, we estimate interest income would increase or decrease by approximately $0.3.

ITEM 8.                              FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this section is set forth beginning from page F-1 of this Form 10-K.

ITEM 9.                              CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
  FINANCIAL DISCLOSURE

None.

ITEM 9A.                     CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our principal executive officer and our principal financial officer, after evaluating, together with management, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2006, the end of the period covered by this report, have concluded that, as of such date, our disclosure controls and procedures were adequate and effective to reasonably ensure that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specific by Securities and Exchange Commissions’ Rules and Forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

There were no changes in our company’s internal control over financial reporting that occurred during the fourth quarter of 2006 that have materially affected, or are reasonably likely to materially affect, our company’s internal control over financial reporting.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of BE Aerospace, Inc. and its subsidiaries (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Internal control over financial reporting is a process designed by, or under the supervision of the Company’s principal executive and principal financial officers, and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles.

The Company’s internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on its assessment, management believes that, as of December 31, 2006, the Company’s internal control over financial reporting is effective.

The registered public accounting firm that audited the financial statements included in this annual report has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting.

By:	/s/ Amin J. Khoury	By:	/s/ Thomas P. McCaffrey
	Amin J. Khoury		Thomas P. McCaffrey
	Chairman and Chief Executive Officer		Senior Vice President of Administration and Chief Financial Officer
February 15, 2007
February 15, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of BE Aerospace, Inc.

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that BE Aerospace, Inc. and its subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis.  Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material aspects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2006, of the Company and our report dated February 14, 2007 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP
Costa Mesa, California
February 14, 2007

ITEM 9B.     OTHER INFORMATION

Not applicable.

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth information regarding our directors and executive officers as of February 15, 2007. Officers of the Company are elected annually by the Board of Directors.

Title	Age	Position

Amin J. Khoury	67	Chairman of the Board and Chief Executive Officer

Charles L. Chadwell	66	Director**

Jim C. Cowart	55	Director*

Richard G. Hamermesh	59	Director*

David C. Hurley	66	Director*

Robert J. Khoury	64	Director

Brian H. Rowe	75	Director**

Jonathan M. Schofield	66	Director**

Arthur E. Wegner	63	Director*

Michael B. Baughan	47	President and Chief Operating Officer

Thomas P. McCaffrey	52	Senior Vice President of Administration and Chief Financial Officer

Wayne Exton	43	Vice President and General Manager, Business Jet Segment

Werner Lieberherr	46	Vice President and General Manager, Commercial Aircraft Products Group

Robert A. Marchetti	64	Vice President and General Manager, Distribution Segment

Edmund J. Moriarty	63	Vice President-Law, General Counsel and Secretary

Jeffrey P. Holtzman	51	Vice President-Finance and Treasurer

Stephen R. Swisher	48	Vice President-Finance and Controller

*          Member, Audit Committee

**       Member, Compensation Committee

[Remainder of the page intentionally left blank]

Director Classification

Our restated certificate of incorporation provides that the Board of Directors is to be divided into three classes, each nearly as equal in number as possible, so that each director (in certain circumstances after a transitional period) will serve for three years, with one class of directors being elected each year.  The Board is currently comprised of three Class I Directors (Brian H. Rowe, Jim C. Cowart and Arthur E. Wegner), three Class II Directors (David C. Hurley, Robert J. Khoury and Jonathan M. Schofield) and three Class III Directors (Amin J. Khoury, Charles L. Chadwell and Richard G. Hamermesh). The terms of the Class I, Class II and Class III Directors expire at the end of each respective three-year term and upon the election and qualification of successor directors at annual meetings of stockholders held at the end of each fiscal year. Our executive officers are elected annually by the Board of Directors following the annual meeting of stockholders and serve at the discretion of the Board of Directors.

Current Directors

Amin J. Khoury has been the company’s Chairman of the Board since July 1987 when he founded the company.  Effective December 31, 2005, with Mr. Robert J. Khoury’s retirement, Mr. Amin J. Khoury was appointed Chief Executive Officer.  Mr. Amin J. Khoury also served as the company’s Chief Executive Officer until April 1, 1996.  Since 1986, Mr. Khoury has been a director of Synthes, Inc., the world’s leading manufacturer and marketer of orthopedic trauma implants and a leading global manufacturer and marketer of cranial-maxillofacial and spine implants. Mr. Khoury is the brother of Robert J. Khoury.

Charles L. Chadwell has been a Director since January 2007.  He was the Vice President and General Manager, Commercial Engine Operations for GE Aircraft Engines, where he retired in 2002.  After joining General Electric in 1965, he held a variety of management positions, including:  program manager, CF6-80C program; plant manager, GE Aircraft Engines’ Wilmington, North Carolina, plant; general manager, GE Aircraft Engines’ Sourcing Operations; general manager Production Operations, GE Aircraft Engines’ Lynn, Massachusetts plant; vice president, GE Aircraft Engines Human Resources; and a vice president and general manager, Production and Procurement, GE Aircraft Engines.

Jim C. Cowart has been a Director since November 1989.  Since September 2005, Mr. Cowart has been Chairman of EAG Holdings LLC, a provider of microanalytic laboratory services including surface analysis and materials characterization.  Since September 2004, Mr. Cowart has been Chairman and Chief Executive Officer of Auriga Medical Products GmbH, a distributor of medical devices.  He is a Principal of Cowart & Co. LLC and Auriga Partners, Inc., private capital firms that provide strategic planning, competitive analysis, financial relations and other services.  From August 1999 to May 2001, he was Chairman of QualPro Corporation, an aerospace components manufacturing company.  From January 1993 to November 1997, he was the Chairman and CEO of Aurora Electronics Inc. Previously, Mr. Cowart was a founding general partner of Capital Resource Partners, a private investment capital manager, and he held various positions in investment banking and venture capital with Lehman Brothers, Shearson Venture Capital and Kidder, Peabody & Co.

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

David C. Hurley has been a Director since June 2003.  Mr. Hurley is currently the Vice Chairman of PrivatAir, a corporate aviation services company based in Geneva, Switzerland, where he served as Chief Executive Officer from 2000 to February 2003.  Prior to 2000, Mr. Hurley was the Chairman and Chief Executive Officer of Flight Services Group (FSG), a corporate aircraft management and sales company, which he founded in 1984 and which was acquired by PrivatAir in 2000.  Before founding FSG, Mr. Hurley served as Senior Vice President of Domestic and International Sales for Canadair Challenger.  He currently serves on the Boards of the Smithsonian Institution’s National Air and Space Museum, the Corporate Angel Network, Genesee and Wyoming Railroad, Hexel Corporation and Ianatron.

Arthur E. Wegner has been a Director since January 2007.  He retired in 2000 as Executive Vice President of Raytheon Company and Chairman of Raytheon Aircraft.  He joined Raytheon Company in July 1993 as a Senior Vice President and was appointed Chairman and CEO of Raytheon’s Beech Aircraft Corporation.  In September 1994, he was appointed Chairman and CEO of Raytheon Aircraft, which was formed by the merger of Raytheon subsidiaries, Beech Aircraft and Raytheon Corporate Jets.  He became Chairman of Raytheon Aircraft in 2000.  He was elected an Executive Vice President of Raytheon Company in March of 1995.  Mr. Wegner came to Raytheon Company after 20 years with United Technologies Corporation (UTC), where he was Executive Vice President and President of UTC’s Aerospace and

Defense Sector.  Prior to that he was President of UTC’s Pratt and Whitney Division.  Mr. Wegner is past Chairman of the Board of Directors of the General Aviation Manufacturers Association and the Aerospace Industries Association.

Robert J. Khoury has been a Director since July 1987, when he co-founded the company.  On December 31, 2005, Mr. Khoury retired from service as the company’s President and Chief Executive Officer, a position he held since August 2000.  From April 1996 through August 2000, he served as Vice Chairman.  Mr. Khoury is the brother of Amin J. Khoury.

Brian H. Rowe has been a Director since July 1995. He is currently Chairman Emeritus of GE Aircraft Engines, a principal business unit of the General Electric Company, where he also served as Chairman from September 1993 through January 1995 and as President from 1979 through 1993.  Additionally, since October 2004, Mr. Rowe has served as Chairman of the Board of Landmark Aviation, an aerospace company.  Mr. Rowe is also on the boards of TurboCombuster Technologies, Inc. and Grand Prairie Accessory Services, LLC.

Jonathan M. Schofield has been a Director since April 2001. From December 1992 through February 2000, Mr. Schofield served as Chairman of the Board and CEO of Airbus North America Holdings, a subsidiary of Airbus Industrie, a manufacturer of large civil aircraft, and served as Chairman from February 2000 until his retirement in March 2001. From 1989 until he joined Airbus, Mr. Schofield was President of United Technologies International Corporation. Mr. Schofield is currently a member of the board of directors of Aero Sat, Inc.; TurboCombustor Technology, Inc.; and is a trustee of LIFT Trust.

Executive Officers

Michael B. Baughan has been President and Chief Operating Officer since December 31, 2005.  From July 2002 to December 31, 2005 Mr. Baughan served as Senior Vice President and General Manager of Commercial Aircraft Segment. From May 1999 to July 2002, Mr. Baughan was Vice President and General Manager of Seating Products. From September 1994 to May 1999, Mr. Baughan was Vice President, Sales and Marketing for Seating Products. Prior to 1994, Mr. Baughan held various positions including President of AET Systems, Manager of Strategic Initiatives at The Boston Company (American Express) and Sales Representative at Dow Chemical Company.

Thomas P. McCaffrey has been Senior Vice President of Administration and Chief Financial Officer since May 1993. From August 1989 through May 1993, Mr. McCaffrey was a Director with Deloitte & Touche LLP, and from 1976 through 1989 served in several capacities, including Audit Partner, with Coleman & Grant LLP.

    Wayne R. Exton has been Vice President and General Manager, Business Jet Segment since May 2006.  From November 2005 to April 2006, Mr. Exton served as Vice President and General Manager of the super first class division of the Business Jet Segment.  Prior to joining B/E, Mr. Exton spent nine years at the Britax Automotive and Aerospace Divisions of Britax PLC, serving in a variety of senior management positions including President, Vice President Operations and Director of Global Marketing and Sales.  Before joining Britax PLC, Mr. Exton held several senior management positions at Magneti Marelli (a division of Fiat), and Lucas Electrical.

   Werner Lieberherr has been Vice President and General Manager of our Commercial Aircraft Products Group, which is comprised of our Seating, Interior Products and Engineering Systems segments since July, 2006.  Prior to joining B/E Aerospace, Mr. Lieberherr spent 20 years with  Alstom Power, Inc., where he served in various senior management positions in Europe, Asia, and North America, including President, Managing Director, Vice President Project Management Worldwide, and General Manager-Sales.

Robert A. Marchetti has been Vice President and General Manager of Fastener Distribution Segment since April 2002. From February 2001 to April 2002, Mr. Marchetti was Vice President of Machined Products Group. From 1997 to January 2001 Mr. Marchetti was with Fairchild Corporation’s Fasteners Division with his last position being Senior Vice President and Chief Operating Officer. From 1990 to 1997, Mr. Marchetti served as a corporate officer of UNC Inc. where he held several senior positions, Corporate VP of Marketing, President of Tri-Remanufacturing and Chief Operating Officer of the Accessory Overhaul Division. From 1989 to 1990, he served as President of AWA Incorporated. From 1986 through 1989, Mr. Marchetti was Vice President of Marketing at General Electric Aircraft Engines and he was General Manager for a Component Repair Division. Prior to that he held several sales and general management positions from 1965 through 1986 with Copperweld Corporation and Carlisle Corporation.

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

Stephen R. Swisher has been Vice President-Finance and Controller since August 1999. Mr. Swisher has been Controller since 1996 and served as Director of Finance from 1994 to 1996. Prior to 1994, Mr. Swisher held various management positions at Burger King Corporation and Deloitte & Touche LLP.

Audit Committee

We have a separately-designated standing Audit Committee established in accordance with section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended.  Messrs. Cowart, Hurley, Hamermesh and Wegner currently serve as members of the Audit Committee.  Under the current SEC rules and the rules of the Nasdaq, all of the members are independent.   Our Board of Directors has determined that Mr. Cowart is an “audit committee financial expert” in accordance with current SEC rules.  Mr. Cowart is also independent, as that term is used in Item 407 of Regulation S-K of the federal securities laws.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Officers, directors and greater-than-ten-percent shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely on a review of the copies of such reports furnished to us and, with respect to our officers and directors, written representations that no other reports were required, during the fiscal year ended December 31, 2006, all Section 16(a) filing requirements applicable to our officers, directors and greater-than-ten-percent beneficial owners were complied with.

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

[Remainder of this page intentionally left blank]

ITEM 11. EXECUTIVE COMPENSATION

      Information set forth under the caption “Executive Compensation” in the Proxy Statement is incorporated by reference herein. The Compensation Committee Report will be included in the Proxy Statement and is not incorporated herein.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      Information set forth under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Proxy Statement is incorporated by reference herein.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information set forth under the caption “Certain Relationships and Related Transactions” in the Proxy Statement is incorporated by reference herein.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information set forth under the caption “Principal Accountant Fees and Services” in the Proxy Statement is incorporated by reference herein.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)                Documents filed as part of report on Form 10-K

1.   Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets, December 31, 2006 and December 31, 2005

Consolidated Statements of Earnings and Comprehensive Income (Loss) for the Fiscal Years Ended December 31, 2006, 2005, and 2004

Consolidated Statements of Stockholders’ Equity for the Fiscal Years Ended December 31, 2006, 2005, and 2004

Consolidated Statements of Cash Flows for the Fiscal Years Ended December 31, 2006, 2005, and 2004

Notes to Consolidated Financial Statements for the Fiscal Years Ended December 31, 2006, 2005, and 2004

2.   Financial Statement Schedules

Schedule II — Valuation and Qualifying Accounts

All other consolidated financial statement schedules are omitted because such schedules are not required or the information required has been presented in the aforementioned consolidated financial statements.

3.         Exhibits — The exhibits listed in the following “Index to Exhibits” are filed with this Form 10-K or incorporated by reference as set forth below.

(b)               The exhibits listed in the “Index to Exhibits” below are filed with this Form 10-K or incorporated by reference as set forth below.

(c)                Additional Financial Statement Schedules — None.

INDEX TO EXHIBITS

Exhibit
Number	Description

Exhibit 3 Articles of Incorporation and By-Laws

3.1	Amended and Restated Certificate of Incorporation (1)
3.2	Certificate of Amendment of the Restated Certificate of Incorporation (2)
3.3	Certificate of Amendment of the Restated Certificate of Incorporation (4)
3.4	Certificate of Amendment of the Restated Certificate of Incorporation (13)
3.5	Amended and Restated By-Laws (14)
3.6	Certificate of Amendment of the Restated Certificate of Incorporation (22)

Exhibit 4 Instruments Defining the Rights of Security Holders, including debentures

4.1	Specimen Common Stock Certificate (1)
4.2

Indenture dated April 17, 2001 between The Bank of New York, as trustee, and the Registrant relating to the Registrant’s 8 7/8% Senior Subordinated Notes and Series B 8 7/8% Senior Subordinated Notes (9)

4.3	Form of Note for the Registrant’s 8 7/8% Senior Subordinated Notes and Series B Subordinated Notes (9)
4.4	Rights Agreement between the Registrant and BankBoston, N.A., as rights agent, dated as of November 12, 1998 (5)
4.5	Form of Note for the Registrant’s 8½% Series B Senior Notes (15)
4.6	Indenture dated October 7, 2003 between The Bank of New York, as trustee, and the Registrant relating to the Registrant’s 8½% Senior Notes and Series B Senior Notes (15)
4.7

Supplemental Indenture dated July 21, 2006 between The Bank of New York, as trustee, and the Registrant relating to the Registrant’s cash tender offer and consent solicitation for any and all of its outstanding $175.0 million aggregate principal amount of 8 ½% Senior Notes due 2010 (23)

Exhibit 10(i) Material Contracts

10.1	Amended and Restated Credit Agreement dated as of February 12, 2004 between the Registrant, Lenders, JP Morgan Securities Inc. and JPMorgan Chase Bank (16)
10.2	Amendment No. 1 to the Amended and Restated Credit Agreement dated as of October 26, 2004 between the Registrant, Lenders, JP Morgan Securities Inc. and JPMorgan Chase Bank (17)
10.3	Amendment No. 2 to the Amended and Restated Credit Agreement dated as of December 5, 2005 between the Registrant, Lenders and JPMorgan Chase Bank, N.A. (21)
10.4	New Credit Agreement dated as of July 26, 2006 between the Registrants, Lenders, JPMorgan Chase Bank, N.A., UBS Securities LLC and Credit Suisse Securities (USA) LLC (22)
10.5	Amended and Restated Credit Agreement dated as of August 24, 2006 between Registrants, Lenders, JPMorgan Chase Bank, N.A., UBS Securities LLC and Credit Suisse Securities (USA) LLC (24)

Exhibit 10(iii) Management Contracts and Executive Compensation Plans, Contracts and Arrangements

10.6	Amended and Restated Employment Agreement as of August 1, 2005 between the Registrant and Amin J. Khoury. (20)
10.7	Amended and Restated Employment Agreement as of August 1, 2005 between the Registrant and Robert J. Khoury. (20)
10.8	Amended and Restated Employment Agreement as of August 1, 2005 between the Registrant and Thomas P. McCaffrey. (20)
10.9	Amended and Restated Employment Agreement dated as of January 4, 2006 between the Registrant and Michael B. Baughan.(28)
10.10	Employment Agreement dated as of January 15, 2001 between the Registrant and Mark D. Krosney. (12)
10.11	Employment Agreement dated as of February 26, 2001 between the Registrant and Robert A. Marchetti. (12)
10.12	Retirement Agreement dated as of December 31, 2005 between the Registrant and Robert J. Khoury.(28)
10.13	Consulting Agreement dated as of December 31, 2005 between the Registrant and Robert J. Khoury.(28)
10.14	Amended and Restated 1989 Stock Option Plan. (10)
10.15	Amendment No. 1 to Amended and Restated 1989 Stock Option Plan. (7)
10.16	1991 Directors’ Stock Option Plan. (3)
10.17	United Kingdom 1992 Employee Share Option Scheme. (2)

10.18	1996 Stock Option Plan. (10)
10.19	Amendment No. 1 to the 1996 Stock Option Plan. (7)
10.20	Amendment No. 2 to the 1996 Stock Option Plan. (8)
10.21	2001 Stock Option Plan. (11)
10.22	2001 Directors’ Stock Option Plan. (11)
10.23	1994 Employee Stock Purchase Plan (Amended and Restated as of January 19, 2000). (8)
10.24	Supplemental Executive Deferred Compensation Plan III. (6)
10.25	Group Executive Incentive Plan Chairman, CEO, SR. VPs — FY- 2005. (18)
10.26	Group Executive Incentive Plan Group Vice President — Distribution Business — FY — 2005. (18)
10.27	Group Executive Incentive Plan Group Vice Presidents — FY — 2005. (18)
10.28	2005 Long-Term Incentive Plan (19)
10.29	Amended and Restated Employment Agreement as of July 31, 2006 between Registrant and Amin J. Khoury (25)
10.30	Amended and Restated Employment Agreement as of July 31, 2006 between the Registrant and Thomas P. McCaffrey (25)
10.31	Award of restricted stock on November 15, 2006 by the Registrant to Robert Marchetti (26)
10.32	Amended and Restated 1994 Employee Stock Purchase Plan (27)

Exhibit 12 Statements regarding computation of ratios

12.1	Statement of computation of ratio of earnings to fixed charges*

Exhibit 14 Code of Ethics

14.1	Code of Business Conduct (14)

Exhibit 21 Subsidiaries of the Registrant

21.1	Subsidiaries *

Exhibit 23 Consents of Experts and Counsel

23.1	Consent of Independent Registered Public Accounting Firm- Deloitte & Touche LLP*

Exhibit 31 Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification of Chief Executive Officer*
31.2	Certification of Chief Financial Officer*

Exhibit 32 Section 1350 Certifications

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350*

* Filed herewith.

(1)                                  Incorporated by reference to the Company’s Registration Statement on Form S-1, as amended (No. 33-33689), filed with the Commission on March 7, 1990.

(2)                                  Incorporated by reference to the Company’s Registration Statement on Form S-1, as amended (No. 333-54146), filed with the Commission on November 3, 1992.

(3)                                  Incorporated by reference to the Company’s Registration Statement on Form S-8 (No. 333-48010), filed with the Commission on May 26, 1992.

(4)                                  Incorporated by reference to the Company’s Registration Statement on Form S-3 (No. 333-60209), filed with the Commission on July 30, 1998.

(5)                                  Incorporated by reference to the Company’s Current Report on Form 8-K dated November 12, 1998, filed with the Commission on November 18, 1998.

(6)                                  Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 29, 1999, filed with the Commission on July 9, 1999.

(7)                                  Incorporated by reference to the Company’s Registration Statement on Form S-8 (No. 333-89145), filed with the Commission on October 15, 1999.

(8)                                  Incorporated by reference to the Company’s Registration Statement on Form S-8 (No. 333-30578), filed with the Commission on February 16, 2000.

(9)                                  Incorporated by reference to the Company’s Registration Statement on Form S-4 (No. 333-62674) as filed with the Commission on June 8, 2001.

(10)                            Incorporated by reference to the Company’s Registration Statement on Form S-8 (No. 333-14037), filed with the Commission on October 15, 1996.

(11)                            Incorporated by reference to the Company’s Registration Statement on Form S-8 (No. 333-71442), filed with the Commission on October 11, 2001.

(12)                            Incorporated by reference to the Company’s Annual Report on Form 10-K/A for the fiscal year ended February 23, 2002, filed with the Commission on May 29, 2002.

(13)                            Incorporated by reference to the Company’s Registration Statement on Form S-3 (No. 333-112493), as amended, filed with the Commission on February 5, 2004.

(14)                            Incorporated by reference to the Company’s Transition Report on Form 10-K for the ten-month transition period ended December 31, 2002, filed with the Commission March 26, 2003.

(15)                            Incorporated by reference to the Company’s Registration Statement on Form S-4 (No. 333-109954), as amended, filed with the Commission on October 24, 2003.

(16)                            Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed with the Commission on March 12, 2004.

(17)                            Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, filed with the Commission on November 5, 2004.

(18)                            Incorporated by reference to the Company’s Current Report on Form 8-K dated April 22, 2005, filed with the Commission on April 22, 2005.

(19)                            Incorporated by reference to the Company’s Current Report on Form 8-K dated July 26, 2005, filed with the Commission on July 26, 2005.

(20)                            Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed with the Commission on August 5, 2005.

(21)                            Incorporated by reference to the Company’s Current Report on Form 8-K dated December 5, 2005, filed with the Commission on December 5, 2005.

(22)                            Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30,    2006, filed with the Commission on August 7, 2006.

(23)                            Incorporated by reference to the Company’s Current Report on Form 8-K dated July 26, 2006, filed with the         Commission on July 31, 2006.

(24)                            Incorporated by reference to the Company’s Current Report on Form 8-K dated November 15, 2006, filed with the Commission on August 29, 2006.

(25)                            Incorporated by reference to the Company’s Current Report on Form 8-K dated July 31, 2006, filed with the Commission on August 3, 2006.

(26)                            Incorporated by reference to the Company’s Current Report on Form 8-K dated November 15, 2006 filed with the Commission on November 21, 2006.

(27)                            Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, filed with the Commission on November 7, 2006.

(28)                            Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 filed with the Commission on March 15, 2006.

[Remainder of page intentionally left blank]

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

.	BE AEROSPACE, INC

	By:	/s/ Amin J. Khoury
Amin J. Khoury
Chairman and Chief Executive Officer

Date:  February 15, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Amin J. Khoury	Chairman and Chief Executive Officer	February 15, 2007
Amin J. Khoury

/s/ Thomas P. McCaffrey	Senior Vice President of Administration	February 15, 2007
Thomas P. McCaffrey	and Chief Financial Officer (principal financial and accounting officer)

/s/ Charles L. Chadwell	Director	February 15, 2007
Charles L. Chadwell

/s/ Jim C. Cowart	Director	February 15, 2007
Jim C. Cowart

/s/ Richard G. Hamermesh	Director	February 15, 2007
Richard G. Hamermesh

/s/ David C. Hurley	Director	February 15, 2007
David C. Hurley

/s/ Robert J. Khoury	Director	February 15, 2007
Robert J. Khoury

/s/ Brian H. Rowe	Director	February 15, 2007
Brian H. Rowe

/s/ Jonathan M. Schofield	Director	February 15, 2007
Jonathan M. Schofield

/s/ Arthur E. Wegner	Director	February 15, 2007
Arthur E. Wegner

ITEM 8.  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

Report of Independent Registered Public Accounting Firm

Consolidated Financial Statements:

Consolidated Balance Sheets, December 31, 2006, 2005

Consolidated Statements of Earnings and Comprehensive Income (Loss) for the Fiscal Years Ended December 31, 2006, 2005, and 2004

Consolidated Statements of Stockholders’ Equity for the Fiscal Years Ended December 31, 2006, 2005, and 2004

Consolidated Statements of Cash Flows for the Fiscal Years Ended December 31, 2006, 2005, and 2004

Notes to Consolidated Financial Statements for the Fiscal Years Ended December 31, 2006, 2005, and 2004

Consolidated Financial Statement Schedule:

Schedule II - Valuation and Qualifying Accounts for the Fiscal Years Ended December 31, 2006, 2005, and 2004

[Remainder of page intentionally left blank]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

BE Aerospace, Inc.

Wellington, Florida

We have audited the accompanying consolidated balance sheets of BE Aerospace, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and December 31, 2005, and the related consolidated statements of earnings and comprehensive income (loss), stockholders’ equity, and cash flows for each of the three fiscal years in the period ended December 31, 2006.  Our audits also included the financial statement schedule listed in item 15(a)(2). These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of BE Aerospace, Inc. and subsidiaries as of December 31, 2006 and December 31, 2005, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 14, 2007, expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Deloitte &Touche LLP

Costa Mesa, California
February 14, 2007

CONSOLIDATED BALANCE SHEETS, DECEMBER 31, 2006 AND 2005

(In millions, except per share data)

	December 31, 2006	December 31, 2005
ASSETS

Current Assets:
Cash and cash equivalents	$65.0	$356.0
Accounts receivable — trade, less allowance for doubtful accounts ($4.7 and $2.9 at December 31, 2006 and 2005, respectively)	172.9	131.9
Inventories, net	420.9	223.7
Deferred income tax assets, net	53.1	17.5
Other current assets	13.8	15.1
Total current assets	725.7	744.2

Property and equipment, net	107.9	95.0
Goodwill	457.2	362.9
Identified intangibles, net	160.6	139.9
Deferred income tax assets, net	27.9	62.0
Other assets, net	18.4	22.5
	$1,497.7	$1,426.5

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	$267.8	$169.3
Current portion of long-term debt	1.9	1.5
Total current liabilities	269.7	170.8

Long-term debt, net of current portion	502.0	677.4
Deferred income tax liabilities, net	10.0	1.8
Other liabilities	10.0	6.9

Commitments, contingencies and off-balance-sheet arrangements (Note 8)

Stockholders’ Equity:
Preferred stock, $0.01 par value; 1.0 million shares authorized; no shares outstanding	—	—
Common stock, $0.01 par value; 200.0 million shares authorized; 79.5 million (December 31, 2006) and 74.3 million (December 31, 2005) shares issued and outstanding	0.8	0.7
Additional paid-in capital	927.2	894.0
Accumulated deficit	(234.8)	(320.4)
Accumulated other comprehensive income (loss)	12.8	(4.7)
Total stockholders’ equity	706.0	569.6
	$1,497.7	$1,426.5

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME (LOSS)
FOR THE FISCAL YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

(In millions, except per share data)

	Fiscal Year Ended December 31,
	2006	2005	2004

Net sales	$1,128.2	$844.1	$733.5

Cost of sales	731.7	548.5	494.8

Gross profit	396.5	295.6	238.7

Operating expenses:
Selling, general and administrative	159.6	136.4	119.2
Research, development and engineering	88.6	65.6	55.1
Total operating expenses	248.2	202.0	174.3

Operating earnings	148.3	93.6	64.4

Interest expense, net	38.9	59.3	76.1
Loss on debt extinguishment	19.4	—-	8.8

Earnings (loss) before income taxes	90.0	34.3	(20.5)

Income tax expense (benefit)	4.4	(50.3)	1.5

Net earnings (loss)	85.6	84.6	(22.0)

Other comprehensive income (loss):
Foreign exchange translation adjustment and other	17.5	(13.7)	8.3
Comprehensive income (loss)	$103.1	$70.9	$(13.7)

Net earnings (loss) per share - basic	$1.11	$1.44	$(0.53)
Net earnings (loss) per share - diluted	$1.10	$1.39	$(0.53)

Weighted average common shares - basic	77.1	58.8	41.7
Weighted average common shares - diluted	78.0	60.8	41.7

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE FISCAL YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

(In millions)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance, December 31, 2003	36.7	$0.4	$413.8	$(383.0)	$0.7	$31.9
Sale of common stock under public offering	18.4	0.2	156.3	—	—	156.5
Sale of stock under employee stock purchase plan	0.6	—	2.9	—	—	2.9
Exercise of stock options	0.6	—	2.9	—	—-	2.9
Employee benefit plan matching contribution	0.3	—	2.3	—	—-	2.3
Net loss	—	—-	—	(22.0)	—	(22.0)
Foreign currency translation adjustment	—	—	—	—	8.3	8.3
Balance, December 31, 2004	56.6	0.6	578.2	(405.0)	9.0	182.8
Sale of common stock under public offering	15.0	0.1	268.6	—	—-	268.7
Sale of stock under employee stock purchase plan	0.2	—	2.8	—	—-	2.8
Exercise of stock options	2.3	—	13.5	—	—-	13.5
Employee benefit plan matching contribution	0.2	—	2.9	—	—-	2.9
Deferred income tax benefit from share based payments	—	—-	28.0	—	—-	28.0
Net earnings	—	—-	—	84.6	—	84.6
Foreign currency translation adjustment	—	—	—	—	(13.7)	(13.7)
Balance, December 31, 2005	74.3	0.7	894.0	(320.4)	(4.7)	569.6
Sale of stock under employee stock purchase plan	0.1	—	2.6	—	—-	2.6
Exercise of stock option	3.6	0.1	28.5	—	—-	28.6
Restricted stock grants	1.5	—	2.2	—	—	2.2
Deferred income tax benefit from share based payments	—	—-	(0.7)	—	—-	(0.7)
Net earnings adjustment and other	—	—-	—	85.6	—	85.6
Foreign currency translation	—	—	0.6	—	17.5	18.1
Balance, December 31, 2006	79.5	$0.8	$927.2	$(234.8)	$12.8	$706.0

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE FISCAL YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

(In millions)

	Fiscal Year Ended December 31,
	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)	$85.6	$84.6	$(22.0)
Adjustments to reconcile net earnings (loss) to net cash flows provided by operating activities:
Depreciation and amortization	29.4	28.6	28.4
Deferred income taxes	(0.6)	(51.9)	—
Excess tax benefits from share-based payments	(0.7)	28.0	—
Non-cash compensation	2.7	4.1	2.3
Provision for doubtful accounts	1.8	0.5	1.0
Loss on disposal of property and equipment	0.5	1.0	—
Debt prepayment costs	19.4	—	8.8
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(16.2)	(46.7)	(7.0)
Inventories	(155.7)	(28.9)	(25.6)
Other assets	8.3	(30.8)	2.5
Payables, accruals and other liabilities	66.5	24.1	11.9
Net cash flows provided by operating activities	41.0	12.6	0.3

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(24.1)	(16.9)	(14.5)
Acquisitions of businesses, net of cash acquired	(145.3)	—	(12.5)
Proceeds from sales of property and equipment	—	—	0.5
Other, net	—	1.6	(0.3)
Net cash flows used in investing activities	(169.4)	(15.3)	(26.8)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net expenses	30.0	285.1	162.3
Principal payments on long-term debt	(549.5)	(0.9)	(202.0)
Payment of debt origination costs and prepayment costs	(19.2)	—	(6.3)
Proceeds from long-term debt	373.6	—	—
Repayments on bank credit facility	(150.0)	—	—
Borrowings on bank credit facility	150.0	—	—
Net cash flows (used in) provided by financing activities	(165.1)	284.2	(46.0)

Effect of exchange rate changes on cash and cash equivalents	2.5	(1.8)	1.2

Net (decrease) increase in cash and cash equivalents	(291.0)	279.7	(71.3)
Cash and cash equivalents, beginning of year	356.0	76.3	147.6
Cash and cash equivalents, end of year	$65.0	$356.0	$76.3

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during period for:
Interest, net	$49.0	$57.8	$76.9
Income taxes, net	1.6	3.2	3.2

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

(In millions, except per share data)

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Basis of Presentation — BE Aerospace, Inc. and its wholly owned subsidiaries (the “Company”) designs, manufactures, sells and services commercial aircraft and business jet cabin interior products consisting of a broad range of seating, interior systems, including structures as well as all food and beverage storage and preparation equipment and distributes aerospace fasteners.  The Company’s principal customers are the operators of commercial and business jet aircraft and aircraft manufacturers.  As a result, the Company’s business is directly dependent upon the conditions in the commercial airline, business jet and aircraft manufacturing industries.  The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America.

Consolidation — The accompanying consolidated financial statements include the accounts of BE Aerospace, Inc. and its wholly owned subsidiaries.  All intercompany transactions and balances have been eliminated in consolidation.

Financial Statement Preparation — The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.

Revenue Recognition — Sales of products are recorded when the earnings process is complete.  This generally occurs when the products are shipped to the customer in accordance with the contract or purchase order, risk of loss and title has passed to the customer, collectibility is reasonably assured and pricing is fixed and determinable.  In instances where title does not pass to the customer upon shipment, the Company recognizes revenue upon delivery or customer acceptance, depending on the terms of the sales contract.

Service revenues primarily consist of engineering activities and are recorded when services are performed.

Revenues and costs under certain long-term contracts are recognized using contract accounting under the percentage-of-completion method, generally using the cost-to-cost method.  The percentage-of-completion method requires the use of estimates of costs to complete long-term contracts.  The estimation of these costs requires judgment on the part of management due to the duration of these contracts as well as the technical nature of the products involved.  Adjustments to these estimated costs are made on a consistent basis.  Revenues associated with any contractual claims are recognized when it is probable that the claim will result in additional contract revenue and the amount can be reasonably estimated.  A provision for contract losses are recorded when such facts are determinable.

Income Taxes — The Company provides deferred income taxes for temporary differences between amounts of assets and liabilities recognized for financial reporting purposes and such amounts recognized for income tax purposes.  Deferred income taxes are computed using enacted tax rates that are expected to be in effect when the temporary differences reverse.  A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or the entire deferred tax asset will not be realized.

Cash Equivalents — The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Accounts Receivable — The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current creditworthiness, as determined by review of their current credit information.  The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon historical experience and any specific customer collection issues that have been identified.  Credit losses have historically been within management’s expectations and the provisions established.

Inventories — The Company values inventory at the lower of cost (FIFO or weighted average cost method) or market.  The Company regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on historical demand, as well as, an estimated forecast of product demand and production requirements.  Demand for the Company’s products can fluctuate significantly.  In accordance with industry practice, costs in inventory include amounts relating to long-term contracts with long production cycles and to inventory items with long procurement cycles, some of which are not expected to be realized within one year.

Debt Issuance Costs — Costs incurred to issue debt are deferred and amortized as interest expense over the term of the related debt.

Goodwill and Identified Intangible Assets — Under Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, goodwill and other intangible assets with indefinite lives are not amortized, but are reviewed at least annually for impairment.  Acquired intangible assets with definite lives are amortized over their individual useful lives.  In addition to goodwill, intangible assets with indefinite lives consist of the M & M trademark.  Patents and other intangible assets are amortized using the straight-line method over periods ranging from one to thirty years (see Note 5).  On at least an annual basis, management assesses whether there has been any impairment in the value of goodwill or intangible assets with indefinite lives by comparing the fair value to the net carrying value of reporting units.  If the carrying value exceeds its estimated fair value, an impairment loss would be recognized if the implied fair value of the asset being tested was less than its carrying value.  In this event, the asset is written down accordingly.  In accordance with SFAS No. 142, the Company completed step one of the impairment tests and fair value analysis for goodwill and other intangible assets, and there were no impairments or impairment indicators present and no impairment loss was recorded during the fiscal years ended December 31, 2006, 2005 or 2004.

Long-Lived Assets — The Company assesses potential impairments to its long-lived assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered.  An impairment loss is recognized when the undiscounted cash flows expected to be generated by an asset (or group of assets) is less than its carrying amount.  Any required impairment loss is measured as the amount by which the asset’s carrying value exceeds its fair value and is recorded as a reduction in the carrying value of the related asset and a charge to operating results.

Product Warranty Costs — Estimated costs related to product warranties are accrued at the time products are sold.  In estimating its future warranty obligations, the Company considers various relevant factors, including the Company’s stated warranty policies and practices, the historical frequency of claims and the cost to replace or repair its products under warranty.  The following table provides a reconciliation of the activity related to the Company’s accrued warranty expense:

	Fiscal Year Ended December 31,
	2006	2005	2004

Balance at beginning of period	$14.3	$13.2	$11.9
Charges to costs and expenses	12.7	13.6	6.5
Costs incurred	(9.2)	(12.5)	(6.2)
Acquisitions	0.6	—-	1.0
Balance at end of period	$18.4	$14.3	$13.2

Accounting for Stock-Based Compensation — Prior to January 1, 2006 the Company applied Accounting Principles Board Opinion No. 25 “Accounting for Stock Issues to Employees”, and related interpretations in accounting for its stock option and purchase plans.  Effective January 1, 2006, the Company began accounting for share-based compensation arrangements in accordance with the provisions of SFAS No. 123(R), “Share Based Payment” (SFAS No. 123(R)).  Under SFAS No. 123(R), share-based compensation cost is measured on the date of grant, based on the fair value of the award, and is recognized over the requisite service period.

The Company uses the Black-Scholes valuation method to measure fair value.  The Black-Scholes valuation calculation requires the Company to estimate key assumptions such as expected term, volatility and forfeiture rates to determine the award’s fair value.  The estimate of these key assumptions is based on historical information and judgment regarding market factors and trends.  The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior.  The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve, with expected maturities similar to the expected term of the option, in effect at the time of grant.  Expected volatility is based on both the implied volatilities from traded options on the Company’s stock and historical volatility on the Company’s stock measured over the expected life of the option.  For options granted prior to January 1, 2006 and valued in accordance with SFAS No. 123, the expected volatility used to estimate the fair value of the options was based solely on the historical volatility on the Company’s stock.  The Company used the graded vested method for expense attribution and recognized options forfeitures as they occurred as allowed by SFAS No. 123.

The Company adopted the fair value recognition provisions of SFAS No. 123(R) using the modified prospective transition method.  Under the modified prospective transition method, prior periods are not restated for the effects of adopting SFAS No. 123(R).  Commencing January 1, 2006, compensation cost includes all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R).  No compensation cost has been recognized during 2006 for share-based payments granted prior to January 1, 2006 as the vesting of all remaining unvested awards were accelerated in December 2005.

The Black-Scholes option valuation model requires the input of highly subjective assumptions, including the expected life of the stock-based award and stock price volatility.  The assumptions utilized represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment.  As a result, if other assumptions had been used, the Company’s recorded and pro forma stock-based compensation expense could have been materially different from that depicted below.  In accordance with SFAS No. 123(R), the Company is required to estimate the expected forfeiture rate at the grant date and recognize expense for those shares expected to vest.  The expected forfeiture rate is periodically updated to reflect actual forfeitures.

No options were granted during the year ended December 31, 2006.  The following table illustrates the effects of options and employee purchase rights granted prior to January 1, 2006 on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123(R) for the fiscal years ended December 2005 and 2004.

	Fiscal Year Ended December 31,
	2005	2004
As reported
Net earnings (loss)	$84.6	$(22.0)
Add: Stock-based compensation expense included in reported net earnings, net of tax effects	0.7	—
Deduct: Expense per SFAS No. 123 (R), fair value method, net of related tax effects	(6.3)	(8.0)
Pro forma net earnings (loss)	$79.0	$(30.0)
Basic and diluted net earnings (loss) per share:
Net earnings (loss)
Per share - basic
As reported	$1.44	$(0.53)
Proforma	$1.34	$(0.72)
Net earnings (loss)
Per share - diluted
As reported	$1.39	$(0.53)
Proforma	$1.30	$(0.72)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for options granted during the fiscal years ended December 31, 2005 and 2004:

	Fiscal Year Ended December 31,
	2005	2004
Weighted average valuation assumptions:
Risk-free interest rate	4.1%	2.8%
Dividend yield	0%	0%
Volatility	65%	84%
Expected life (years)	2.2	3.3

Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows.  SFAS No. 123(R) requires the cash flows resulting from the tax benefits from tax deductions in excess of deferred tax asset (hypothetical and actual) recorded for stock compensation costs (excess tax benefits) to be classified as financing cash flows.

The Company has established a qualified Employee Stock Purchase Plan.  The Plan allows qualified employees (as defined) to participate in the purchase of designated shares of the Company’s common stock at a price equal to 85% of the closing price at the end of each semi-annual stock purchase period.  The value of employee purchase rights granted pursuant to the Company’s Employee Stock Purchase Plan during the years ended December 31, 2006, 2005 and 2004 was $0.4, $1.7 and $1.3, respectively.  The fair value of those purchase rights represent the difference between the closing price of the Company’s shares on the date of purchase and the purchase price of the shares.

Research and Development — Research and development expenditures are expensed as incurred.

Foreign Currency Translation — The assets and liabilities of subsidiaries located outside the United States are translated into U.S. dollars at the rates of exchange in effect at the balance sheet dates.  Revenue and expense items are translated at the average exchange rates prevailing during the period.  Gains and losses resulting from foreign currency transactions are recognized currently in income, and those resulting from translation of financial statements are accumulated as a separate component of stockholders’ equity.  The Company’s European subsidiaries utilize the British pound or the Euro as their local functional currency.

Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — An Amendment of FASB Statements No. 133 and 140” (SFAS 155) which provides for increased consistency for the reporting of hybrid financial instruments.  SFAS 155 is effective for all financial instruments acquired or issued during fiscal 2007.  The adoption of SFAS 155 is not expected to have a material impact on the Company’s consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”.  This pronouncement recommends a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in the Company’s tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure requirements for uncertain tax positions.  The accounting provisions of FIN 48 will be effective for the Company beginning January 1, 2007.  The Company has not completed its evaluation of FIN 48 and its impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (SFAS 157) which provides guidance for measuring assets and liabilities at fair value.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The adoption of SFAS 157 is not expected to have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (SFAS 158) which requires the recognition of the funded status of single-employer defined benefit pension plans, retiree healthcare and other postretirement plans in the financial statements, measurement of the funded status at the end of the year, and recognition of changes in the funded status through comprehensive income in the year in which the changes occur.  SFAS 158 is effective as of December 31, 2006.  The adoption of SFAS 158 did not have a material impact on the Company’s consolidated financial statements.

In September 2006, the SEC issued SAB No. 108, “Guidance re: the Use of a Cumulative Effect Adjustment to Correct Immaterial Misstatements” (SAB 108) which proposed a framework for public companies to use in evaluating identified misstatements in financial reporting.  SAB 108 was effective in fiscal 2006 and the application of SAB 108 did not have a material impact on the Company’s consolidated financial statements.

2.      BUSINESS COMBINATIONS

During 2006, the Company completed two acquisitions which were accounted for as purchases under SFAS No. 141, “Business Combinations”.  The assets purchased and liabilities assumed for these acquisitions have been reflected in the accompanying consolidated balance sheet as of December 31, 2006 and the results of operations for the acquisitions are included in the accompanying consolidated statement of earnings from the respective dates of acquisition.

Draeger Aerospace GmbH

On July 26, 2006, the Company acquired Draeger Aerospace GmbH (Draeger), from Cobham PLC of Dorset, England for approximately $79.4 in cash.

Draeger manufactures components and integrated systems to supply chemical and gaseous oxygen systems for both civil and military aircraft.  The integration of Draeger with the Company’s existing oxygen systems business will provide for a broadening of the Company’s oxygen systems product line and an expansion of its customer base.

The estimated excess of the purchase price over the fair value of the identifiable net tangible assets acquired approximates $65.3 of which $22.9 has been allocated to intangible assets and $42.4 is included in goodwill.

New York Fasteners Corp.

On September 1, 2006, the Company acquired New York Fasteners Corp. (New York Fasteners), a privately-held company, for approximately $66.9 in cash.

New York Fasteners is a distributor of aerospace fasteners and hardware primarily to the military sector.  The integration of New York Fasteners into the Company’s distribution segment is expected to create procurement and operations synergies and significantly expand the Company’s overall penetration into the military sector.

The estimated excess of the purchase price over the fair value of identifiable net tangible assets acquired approximated $47.9 of which $5.5 has been allocated to intangible assets and $42.4 is included in goodwill.

The following table summarizes the preliminary estimates of fair values of assets acquired and liabilities assumed which are currently recorded based on management’s estimates and subject to adjustment upon finalization of our purchase price allocations of the Draeger and New York Fasteners acquisitions.

Cash and cash equivalents	$1.0
Accounts receivable-trade	19.9
Inventories	35.3
Other current assets	0.1
Property and equipment	4.4
Goodwill	84.8
Identified intangibles	28.4
Other assets	1.4
Accounts payable and accrued liabilities	(23.1)
Long term deferred tax liability	(5.8)
Other liabilities	(0.1)
Total purchase price	$146.3

Goodwill of $42.4 and other intangibles of $5.5 related to the New York Fasteners acquisition is expected to be deductible for U.S. tax purposes.

Consolidated pro forma revenues for fiscal years 2006 and 2005, giving effect to the New York Fasteners and Draeger acquisitions as if they had occurred on January 1, 2006 and 2005 were approximately $1,190.0 and $919.6, respectively.  Consolidated pro forma net earnings and diluted net earnings per share, giving effect to the New York Fasteners and Draeger acquisitions as if they had occurred on January 1, 2006 and 2005 were approximately $82.8 and $82.5 and $1.06 and $1.36, respectively.

3.      INVENTORIES

Inventories are stated at the lower of cost or market.  Cost is determined using FIFO or the weighted average cost method.  Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs.  Inventories consist of the following:

	December 31, 2006	December 31, 2005
Purchased materials and component parts	$96.8	$59.8
Work-in-process	21.7	18.5
Finished goods (primarily aftermarket fasteners)	302.4	145.4
	$420.9	$223.7

4.      PROPERTY AND EQUIPMENT

Property and equipment are stated at cost and depreciated and amortized generally on the straight-line method over their estimated useful lives of three to fifty years (or the lesser of the term of the lease for leasehold improvements, as appropriate).  Property and equipment consist of the following:

	Useful Life (Years)	December 31, 2006	December 31, 2005
Land, buildings and improvements	5–50	$42.4	$37.0
Machinery	5–20	68.0	58.9
Tooling	3–20	22.6	19.6
Computer equipment and software	3–15	103.7	94.2
Furniture and equipment	3-15	13.3	9.6
		250.0	219.3
Less accumulated depreciation		(142.1)	(124.3)
		$107.9	$95.0

Aggregate depreciation expense was $19.1, $18.8 and $19.1 for the fiscal years ended December 31, 2006, 2005 and 2004 respectively.

5.      GOODWILL AND INTANGIBLE ASSETS

In accordance with SFAS No. 142, the Company’s goodwill and indefinite life intangible assets are not amortized, but are subject to an annual impairment test.  The following sets forth the intangible assets by major asset class, all of which were acquired through business acquisition transactions:

		December 31, 2006			December 31, 2005
	Useful Life (Years)	Original Cost	Accumulated Amortization	Net Book Value	Original Cost	Accumulated Amortization	Net Book Value
Acquired technologies	10–40	$99.5	$26.4	$73.1	$93.6	$23.4	$70.2
Trademarks and patents	1–20	28.1	15.2	12.9	26.5	13.0	13.5
Trademarks (nonamortizing)	—	20.6	—	20.6	20.6	—	20.6
Technical qualifications, plans and drawings	18–30	31.5	18.7	12.8	30.8	16.7	14.1
Replacement parts annuity and product approvals	18–30	42.4	28.3	14.1	40.4	24.8	15.6
Covenant not to compete and other identified intangibles	3–14	43.1	16.0	27.1	20.8	14.9	5.9
		$265.2	$104.6	$160.6	$232.7	$92.8	$139.9

Aggregate amortization expense of intangible assets was approximately $10.2, $9.8 and $9.3 for the fiscal years ended December 31, 2006, 2005 and 2004, respectively.  Amortization expense associated with identified intangible assets is expected to be approximately $10.5 in each of the next five years.

Changes to the original cost basis of goodwill during the calendar year ended December 31, 2006 were due to acquisitions and foreign currency fluctuations.  The changes in the carrying amount of goodwill for the fiscal years ended December 31, 2006 and 2005 are as follows:

	Seating	Interior Systems	Distribution	Business Jet	Engineering Services	Total
Balance as of December 31, 2004	$9.9	$121.5	$108.2	$88.1	$42.7	$370.4
Effect of foreign currency translation	0.2	(5.4)	(0.2)	—	(2.1)	(7.5)
Balance as of December 31, 2005	10.1	116.1	108.0	88.1	40.6	362.9
Acquisitions	—	42.4	42.4	—	—	84.8
Effect of foreign currency translation and other	2.7	3.6	0.2	0.5	2.5	9.5
Balance as of December 31, 2006	$12.8	$162.1	$150.6	$88.6	$43.1	$457.2

6.                    ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following:

	December 31, 2006	December 31, 2005
Accounts payable	$166.9	$80.7
Accrued salaries, vacation and related benefits	25.5	21.6
Accrued interest	5.7	14.1
Accrued product warranties	18.4	14.3
Other accrued liabilities	51.3	38.6
	$267.8	$169.3

7.                    LONG-TERM DEBT

Long-term debt consists of the following:

	December 31, 2006	December 31, 2005
8 7/8% Senior Subordinated Notes	$250.0	$250.0
Bank Term Loan	250.0	—
8 1/2% Senior Notes	0.1	175.0
8% Senior Subordinated Notes	—	249.9
Other long-term debt	3.8	4.0
	503.9	678.9
Less current portion of long-term debt	(1.9)	(1.5)
	$502.0	$677.4

8 7/8% Senior Subordinated Notes

The 8 7/8% Notes are unsecured senior subordinated obligations of the Company, subordinated to any senior indebtedness and mature on May 1, 2011.  Interest on the 8 7/8% Notes is payable semiannually in arrears on May 1 and November 1 of each year.  The 8 7/8% Notes are redeemable, at the option of the Company, in whole or in part, at predetermined redemption prices together with accrued and unpaid interest through the date of redemption.  Upon a change in control (as defined in the Indenture), each holder of the 8 7/8% Notes may require the Company to repurchase such holder’s 8 7/8% Notes at 101% of the principal amount thereof, plus accrued interest to the date of such purchase.

The 8 7/8% Notes contain, and the 8% and 8 1/2% Notes contained, certain restrictive covenants, including limitations on future indebtedness, restricted payments, transactions with affiliates, liens, dividends, mergers and transfers of assets, all of which were met by the Company as of December 31, 2006.

Bank Credit Facilities

On July 26, 2006 and, as amended and restated, on August 24, 2006, the Company entered into a new senior secured credit facility (the “Senior Secured Credit Facility”), consisting of a $200.0 revolving credit facility and a $300.0 term loan.  The revolving credit facility terminates on the earlier of August 24, 2011 or November 1, 2010 which is six months prior to the maturity of the 8 7/8% notes if they are outstanding as of that date.  The term loan terminates on the earlier of August 24, 2012 or November 1, 2010 which is six months prior to the maturity of the 8 7/8% notes if they are outstanding on that date.  The Senior Secured Credit Facility also provides for the ability of the Company to add additional term loans in the amount of up to $75.0 upon satisfaction of certain customary conditions, including commitments from lenders.  The Senior Secured Credit Facility replaced the Company’s existing $50.0 revolving credit facility that it had entered into in February 2004.

Revolving credit borrowings under the Senior Secured Credit Facility bear interest at an annual rate equal to the London interbank offered rate (LIBOR) plus 175 basis points.  Term loan borrowings under the Senior Secured Credit Facility bear interest at an annual rate equal to LIBOR plus 175 basis points (7.15% at December 31, 2006).

The Senior Secured Credit Facility contains an interest coverage ratio (as defined in the Credit Agreement) maintenance financial covenant that currently must be maintained at a level greater than 2.00 to 1 through December 31, 2006 and 2.25 to 1 through maturity of the term loan.  The Senior Secured Credit Facility also contains a total leverage ratio covenant (as defined in the Credit Agreement) which limits net debt to a 4.50 to 1 multiple of EBITDA (as defined in the Credit Agreement) through December 31, 2006 and to 4.25 to 1 through maturity.  The Senior Secured Credit Facility is collateralized by substantially all of the Company’s assets and contains customary affirmative covenants, negative covenants and conditions precedent for borrowings, all of which were met as of December 31, 2006.

There are no borrowings outstanding on the revolving credit facility portion of the Senior Secured Credit Facility at December 31, 2006. Term loan borrowings at December 31, 2006 were $250.0.  Letters of credit outstanding under the Senior Secured Credit Facility aggregated approximately $4.5 at December 31, 2006.

Royal Inventum B.V., one of the Company’s subsidiaries, has a revolving credit agreement aggregating approximately $0.7 that renews annually.  This credit agreement is collateralized by accounts receivable and inventories.  There were no borrowings outstanding under Royal Invention B.V.’s credit agreement as of December 31, 2006.

8 1/2% Senior Notes

The 8 1/2% Senior Notes (the “8 1/2% Notes”) are senior unsecured obligations of the Company, senior to all subordinated indebtedness, but subordinate to any secured indebtedness of the Company and mature on October 1, 2010.  Interest on the 8 1/2% Notes is payable semiannually in arrears on April 1 and October 1 of each year.  The 8 1/2% Notes are redeemable at the option of the Company, in whole or in part, on or after October 1, 2007, at predetermined redemption prices together with accrued and unpaid interest through the date of redemption.  During 2006, the Company completed a cash tender offer and consent solicitation and repurchased $174.9 of the $175.0 8 1/2% Notes.  The Company incurred a loss on debt extinguishment of $17.0 related to unamortized debt issue and facility costs and fees and expenses related to the repurchase of the 8 1/2 % Notes.

8% Senior Subordinated Notes

The 8% Senior Subordinated Notes (the “8% Notes”) were senior unsecured obligations of the Company.  In January 2006, the Company redeemed the 8% Notes at a redemption price equal to 100% of the principal amount, together with the interest accrued through the redemption date, with the net proceeds of the December 2005 common stock offering.  The Company incurred a loss on debt extinguishment of $1.8 in the first quarter of 2006 related to unamortized debt issue costs, and fees and expenses related to the redemption of the 8% Notes.

Maturities of long-term debt are as follows:

Year Ending December 31,
2007	$1.9
2008	2.0
2009	2.8
2010	247.0
2011	250.0
Thereafter	0.2
Total	$503.9

Interest expense amounted to $42.8 for the fiscal year ended December 31, 2006, $60.8 for the fiscal year ended December 31, 2005 and $77.5 for the fiscal ended December 31, 2004.

8.                    COMMITMENTS, CONTINGENCIES AND OFF-BALANCE-SHEET ARRANGEMENTS

Lease Commitments — The Company finances its use of certain facilities and equipment under committed lease arrangements provided by various institutions.  Since the terms of these arrangements meet the accounting definition of operating lease arrangements, the aggregate sum of future minimum lease payments is not reflected on the consolidated balance sheet.  At December 31, 2006, future minimum lease payments under these arrangements approximated $112.4, of which $98.3 is related to facility leases.

Rent expense for the fiscal years ended December 31, 2006, 2005 and 2004 was approximately $16.8, $15.1 and $15.4, respectively.  Future payments under operating leases with terms currently greater than one year are as follows:

Year Ending December 31,
2007	$15.9
2008	15.0
2009	10.5
2010	7.3
2011	6.5
Thereafter	57.2
Total	$112.4

Litigation — The Company is a defendant in various legal actions arising in the normal course of business, the outcomes of which, in the opinion of management, neither individually nor in the aggregate are likely to result in a material adverse effect on the Company’s consolidated financial statements.

Indemnities, Commitments and Guarantees — During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions.  These indemnities include non-infringement of patents and intellectual property indemnities to the Company’s customers in connection with the delivery, design, manufacture and sale of its products, indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease and indemnities to other parties to certain acquisition agreements.  The duration of these indemnities, commitments and guarantees varies, and in certain cases, is indefinite.  Substantially all of these indemnities, commitments and guarantees provide for limitations on the Company’s maximum potential future payments.  The Company has not recorded any significant liability for these indemnities, commitments and guarantees in the accompanying consolidated balance sheets.

Employment Agreements — The Company has employment and compensation agreements with three key officers of the Company.  Agreements for one of the officers provides for the officer to earn a minimum of $0.9 per year through a three-year period ending from any date after which it is measured, adjusted annually for changes in the consumer price index (as defined) or as determined by the Company’s Board of Directors, as well as a retirement compensation equal to 150% of base salary.

A second agreement provides for an officer to receive annual minimum compensation of $0.4 per year through the two year period ending December 31, 2007, unless otherwise extended, and is adjusted annually for changes in the consumer price index (as defined) or as determined by the Company’s Board of Directors.

A third agreement provides for an officer to receive annual minimum compensation of $0.4 per year through a three-year period ending from any date after which it is measured, adjusted annually for changes in the consumer price index (as defined) or as determined by the Company’s Board of Directors, as well as a retirement compensation equal to the product of the number of years worked times one-half of this officer’s average highest three years’ annual salary (as defined).

Retirement compensation has been accrued as provided for under the above-mentioned employment agreements.  Through December 31, 2006, the Company fully funded these and other retirement compensation obligations, all of which were maintained in grantor trusts on behalf of the individuals.  In addition, the Company has employment agreements with certain other key members of management that provide for aggregate minimum annual base compensation of $2.4 expiring on various dates through the year 2007.  The Company’s employment agreements generally provide for certain protections in the event of a change of control.  These protections generally include the payment of severance and related benefits under certain circumstances in the event of a change of control, and for the Company to reimburse such officers for the amount of any excise taxes associated with such benefits.

9.                    INCOME TAXES

The components of net earnings (loss) before incomes taxes were:

	Fiscal Year Ended December 31,
	2006	2005	2004
Earnings (loss) before income taxes
United States	$43.0	$23.5	$(9.3)
Foreign	47.0	10.8	(11.2)
Earnings (loss) before income taxes	$90.0	$34.3	$(20.5)

Income tax expense (benefit) consists of the following:

	Fiscal Year Ended December 31,
	2006	2005	2004
Current:
Federal	$—	$—	$—
State	—	—	0.1
Foreign	5.6	1.6	1.4
	5.6	1.6	1.5
Deferred:
Federal	16.4	(48.7)	—
State	2.9	(3.2)	—
Foreign	(20.5)	—	—
	(1.2)	(51.9)	—
Total tax expense (benefit)	$4.4	$(50.3)	$1.5

The difference between income tax expense and the amount computed by applying the statutory U.S. federal income tax rate (35%) to the pretax earnings or loss consists of the following:

	Fiscal Year Ended December 31,
	2006	2005	2004
Statutory federal income tax expense (benefit)	$31.5	$12.0	$(7.2)
U.S. State income taxes	2.9	(2.1)	0.1
Dividend income from foreign affiliate	.4	3.0	—
Foreign tax rate differential	(1.2)	(2.2)	5.4
Non-deductible charges	1.8	1.3	0.5
Change in valuation allowance	(27.4)	(62.3)	2.7
Research and development credit	(4.2)	—	—
Other	0.6	—	—
	$4.4	$(50.3)	$1.5

For the year ended December 31, 2004, the Company had maintained a valuation allowance to fully reserve its net deferred tax assets based on the Company’s assessment that the realization of the net deferred tax assets did not meet the “more likely than not” criterion under SFAS No. 109, “Accounting for Income Taxes”.  The Company reversed a significant portion of its valuation allowance on its U.S. deferred tax asset during the year ended 2005.  The deferred tax asset was recorded as a result of the Company’s improving financial performance and outlook, as well as the expected $20 million reduction in interest expense arising from the redemption of $250 of the Company’s 8% Notes, which occurred in January 2006.  During the third quarter of 2006, the Company reversed $22.9 of its valuation allowance on its U.K. deferred tax asset as a result of improved performance and outlook for its U.K. operations.

The tax effects of temporary differences and carryforwards that give rise to deferred income tax assets and liabilities consist of the following:

	December 31, 2006	December 31, 2005	December 31, 2004
Deferred tax assets:
Inventory reserves	$9.6	$9.4	$8.3
Warranty accruals	4.9	4.1	3.7
Accrued liabilities	4.2	6.5	13.4
Net operating loss carryforward	121.8	139.1	137.7
Federal capital loss carryforward	13.0	13.0	13.0
Research and development credit carryforward	7.9	3.7	3.7
Other	4.1	6.0	2.4
	165.5	181.8	182.2
Deferred tax liabilities:
Acquisition accruals	(12.8)	(11.7)	(9.4)
Intangible assets	(58.3)	(39.1)	(31.1)
Depreciation	(1.5)	(5.8)	(7.6)
Software development costs	(6.4)	(7.0)	(6.3)
	(79.0)	(63.6)	(54.4)

Net deferred tax asset before valuation allowance	86.5	118.2	127.8
Valuation allowance	(15.5)	(40.5)	(129.3)
Net deferred tax asset (liability)	$71.0	$77.7	$(1.5)

The Company maintained a valuation allowance of $15.5 as of December 31, 2006 primarily related to the Company’s domestic capital loss carryforwards because of uncertainties that preclude the Company from determining that it is more likely than not that we will be able to generate sufficient capital gain income and realize this tax benefit during the applicable carryforward period.

As of December 31, 2006, the Company had federal, state and foreign net operating loss carryforwards of approximately $305, $168 and $83, respectively.  The federal and state net operating loss carryforwards begin to expire in 2012 and 2007, respectively.  In addition, the Company has a federal capital loss carryover of approximately $30.0 which is scheduled to expire in 2008.

As of December 31, 2006, the Company had a federal research and development tax credit carryforward of approximately $7.9 which begins to expire in 2007.

The Company has not provided for any residual U.S. income taxes on the approximately $53.6 of earnings from its foreign subsidiaries because such earnings are intended to be indefinitely reinvested.  Such residual U.S. income taxes, if provided for, would not be material.

During 2006, the Company recognized tax deductions of approximately $63.0 related to stock option exercises.  In accordance with the Company’s methodology for determining when these stock options deductions are deemed realized under SFAS No. 123(R), the Company will assume that it utilizes its net operating loss carryforwards to reduce its taxes payable during 2006 rather than these stock option deductions.  Pursuant to the principles of SFAS No. 123(R), the stock option deductions are not deemed realized until they provide an incremental benefit by reducing taxes payable.  Approximately $0.7 of this deduction reduced current taxes payable in 2006.  To the extent that the Company’s remaining stock option deductions of $62.3 are treated as reducing taxes payable in the future, the Company expects to record a credit to additional paid-in capital of $24.3.

10.   EMPLOYEE RETIREMENT PLANS

The Company sponsors and contributes to a qualified, defined contribution Savings and Investment Plan covering substantially all U.S. employees.  In addition, the Company and its subsidiaries participate in government-sponsored programs in certain European countries.  In general, the Company’s policy is to fund these plans based on legal requirements, tax considerations, local practices and investment opportunities.

The BE Aerospace Savings and Investment Plan was established pursuant to Section 401(k) of the Internal Revenue Code.  Under the terms of the plan, covered employees may contribute up to 100% of their pay, limited to certain statutory maximum contributions for 2006.  Prior to January 1, 2006 the Company matched 50% of employee contributions, subject to a maximum of 8% of an employee’s base pay, with employee stock.  Effective January 1, 2006 matching contributions are made in cash.  Prior to July 1, 2006 participants vested 100% in the Company match after three years of service.  Effective July 1, 2006, participants are vested in matching contributions immediately and the matching percentage was revised to 100% of the first 3% of employee contributions and 50% on the next 2% of employee contributions.  Total expense for the plan was $3.9, $3.0 and $2.9 for the calendar years ended December 31, 2006, 2005 and 2004, respectively.

The BE Aerospace, Inc. Hourly Tax-Sheltered Retirement Plan was established pursuant to Section 401(k) of the Internal Revenue Code.  Under terms of the plan, covered employees may contribute from 1% to 20% of their compensation, limited to certain statutory maximum contributions for 2006.  The Company matches 50% of employee contributions, up to 8% of a participant’s compensation.  Participants become fully vested in the Company’s contributions after six years of service with the Company.  Total expense for the plan was $0.3, $0.2 and $0.2 for the calendar years ended December 31, 2006, 2005 and 2004, respectively.

The Company also has two defined benefit plans, The SMR Technologies, Inc. Defined Benefit Pension Plan for Union Employees and The Draeger Aerospace GmbH Defined Benefit Plan.  These plans were adopted by the Company when the related subsidiary companies were acquired.  Under terms of these plans participants are entitled to certain defined benefits upon retirement.  The number of employees covered by these plans as of December 31, 2006 totaled 358.  The Company’s funding contribution to these plans was $0.2, $0.0 and $0.3 for the calendar years ended December 31, 2006, 2005 and 2004, respectively.

11.   STOCKHOLDERS’ EQUITY

Earnings (Loss) Per Share.  Basic earnings (loss) per common share is determined by dividing net earnings (loss) applicable to common stockholders by the weighted average number of shares of common stock outstanding.  Diluted earnings (loss) per share is determined by dividing net earnings (loss) applicable to common stockholders by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding.

The following table sets forth the computation of basic and diluted net earnings (loss) per share for the fiscal years ended December 31, 2006, 2005 and 2004:

	Fiscal Year Ended December 31,
	2006	2005	2004

Numerator — Net earnings (loss)	$85.6	$84.6	$(22.0)
Denominator:
Denominator for basic earnings (loss) per share — Weighted average shares	77.1	58.8	41.7
Effect of dilutive securities — Dilutive securities	0.9	2.0	—
Denominator for diluted earnings (loss) per share — Adjusted weighted average shares	78.0	60.8	41.7
Basic net earnings (loss) per share	$1.11	$1.44	$(0.53)
Diluted net earnings (loss) per share	$1.10	$1.39	$(0.53)

The Company excluded potentially dilutive securities from the calculation of net earnings (loss) per share of approximately 1.6 million for the fiscal year ended 2004 because the effect would have been antidilutive.

Long Term Incentive Plan.  The Company has a Long Term Incentive Plan (“LTIP”) under which the Company’s Stock Option and Compensation Committee may grant stock options, stock appreciation rights, restricted stock, restricted stock units or other forms of equity based or equity related awards.  The LTIP replaced the Company’s 2001 Stock Option Plan, the 1996 Stock Option Plan, the United Kingdom 1992 Employee Share Option Scheme and the Company’s Amended and Restated 1989 Stock Option Plan (collectively, the “Prior Plans”).  As further described below, as of December 31, 2006 stock options and restricted stock have been granted in accordance with the terms of the LTIP and the Prior Plans.  The number of shares available for grant under the LTIP as of December 31, 2006 were 2,174,723.

Stock Option Grants.  In December 2005, the Compensation Committee of the Board of Directors approved the acceleration of the vesting of 1.9 million stock options, which represented all remaining unvested stock options at that time.  The Company recorded a charge of $1.2 during the fourth quarter of 2005 as a result of the acceleration of the vesting of such stock options.  By accelerating the stock option vesting, the Company expects to reduce non-cash compensation by approximately $2.5 over the 2006-2008 plan period.  The estimated per share fair value of options granted during the years ended December 31, 2005 and 2004 was $4.52 and $3.86, respectively.  No options were granted during the year ended December 31, 2006.

The following tables summarizes options granted, canceled, forfeited and outstanding:

	December 31, 2006		December 31, 2005		December 31, 2004
	Options	Weighted Average	Options	Weighted Average	Options	Weighted Average
	(in thousands)	Price Per Share	(in thousands)	Price Per Share	(in thousands)	Price Per Share
Outstanding, beginning of period	4,806	$8.83	7,071	$7.99	4,483	$7.55
Options granted	—	—	160	18.45	3,639	7.66
Options exercised	(3,626)	7.44	(2,362)	5.73	(582)	5.04
Options forfeited	(10)	14.55	(63)	11.06	(469)	10.21
Outstanding, end of period	1,170	13.53	4,806	8.83	7,071	7.67

Exercisable at end of period	1,170	$13.53	4,806	$8.83	3,910	$7.99

Options Outstanding
at December 31, 2006

			Weighted Average
	Options		Remaining
Range of	Outstanding	Weighted Average	Contractual Life
Exercise Price	(in thousands)	Exercise Price Outstanding	(years)
$4.08–$6.59	316	$5.38	6.35
6.75–10.42	349	9.72	5.77
10.70–22.18	353	17.58	5.50
28.13–30.25	152	29.82	0.69

The Company issues new shares of common stock upon exercise of stock options.  During the year ended December 31, 2006, 3.6 million stock options were exercised with an aggregate intrinsic value of $62.6 determined as of the date of option exercise.  The aggregate intrinsic value of outstanding options as of December 31, 2006 was $14.8.

Restricted Stock Grants — During 2006, the Company granted restricted stock to certain members of the Company’s Board of Directors and management.  Restricted stock grants vest over two or four year terms and are granted at the discretion of the Compensation Committee of the Board of Directors.  Compensation cost is recorded on a straight-line basis over the vesting term of the shares based on the grant date value.  Share based compensation of $2.0 was recorded during 2006 related to these share grants.  Unrecognized compensation cost related to these grants approximated $34.4 at December 31, 2006.  The following table summarizes share grants, shares forfeited and shares outstanding at December 31, 2006.

	Shares	Weighted Average Grant Date Value	Weighted Average Remaining Vesting Period
	(in thousands)		(in years)
Outstanding, beginning of period	—	—	—
Shares granted	1,425	$26.15	—
Shares forfeited	(2)	26.99	—
Outstanding, end of period	1,423	$26.15	3.7

12.   EMPLOYEE STOCK PURCHASE PLAN

The Company has established a qualified Employee Stock Purchase Plan, the terms of which allow for qualified employees (as defined in the Plan) to participate in the purchase of designated shares of the Company’s common stock at a price equal to 85% of the closing price at the end of each semi-annual stock purchase period.  The Company issued approximately 110,000, 241,000 and 576,000 shares of common stock during the fiscal years ended December 31, 2006, 2005 and 2004, respectively, pursuant to this plan at a weighted average price per share of $20.51, $11.45, and $4.94, respectively.

13.   SEGMENT REPORTING

The Company is organized based on the products and services it offers.  Under this organizational structure, the Company has five reportable segments: Seating, Interior Systems, Distribution, Business Jet and Engineering Services.  The Seating, Interior Systems and Distribution segments consists of three, five and two principal operating facilities, respectively.  Business Jet and Engineering Services segments consist of three and one principal operating facilities, respectively.

Each segment reports its results of operations and makes requests for capital expenditures and acquisition funding to the Company’s chief operational decision-making group.  This group is presently comprised of the Chairman and Chief Executive Officer, the President and Chief Operating Officer, and the Senior Vice President of Administration and Chief Financial Officer.  Each operating segment has separate management teams and infrastructures dedicated to providing a full range of products and services to their commercial, business jet and aircraft-manufacturing customers.

The following table presents net sales and other financial information by business segment:

	YEAR ENDED DECEMBER 31, 2006
	Seating	Interior Systems	Distribution	Business Jet	Engineering Services	Consolidated
Net sales	$388.5	$273.9	$251.5	$147.5	$66.8	$1,128.2
Operating earnings (loss)	37.6	51.2	50.4	9.4	(0.3)	148.3
Total assets (1)	266.1	374.7	492.9	251.6	112.4	1,497.7
Goodwill	12.8	162.1	150.6	88.6	43.1	457.2
Capital expenditures	8.2	6.1	3.3	5.1	1.4	24.1
Depreciation and amortization	10.2	8.8	3.5	4.2	2.7	29.4

	YEAR ENDED DECEMBER 31, 2005
	Seating	Interior Systems	Distribution	Business Jet	Engineering Services	Consolidated
Net sales	$281.8	$205.5	$173.9	$120.2	$62.7	$844.1
Operating earnings (loss)	25.5	32.3	34.9	7.8	(6.9)	93.6
Total assets (1)	223.0	326.7	421.0	286.7	169.1	1,426.5
Goodwill	10.1	116.1	108.0	88.1	40.6	362.9
Capital expenditures	6.1	3.3	2.4	4.0	1.1	16.9
Depreciation and amortization	9.0	8.7	3.7	4.2	3.0	28.6

	YEAR ENDED DECEMBER 31, 2004
	Seating	Interior Systems	Distribution	Business Jet	Engineering Services	Consolidated
Net sales	$251.4	$200.4	$144.2	$75.2	$62.3	$733.5
Operating earnings (loss)	16.8	30.9	25.9	(1.3)	(7.9)	64.4
Total assets (1)	157.3	257.2	295.9	188.7	125.7	1,024.8
Goodwill	9.9	121.5	108.2	88.1	42.7	370.4
Capital expenditures	3.3	5.3	2.4	2.2	1.3	14.5
Depreciation and amortization	8.6	8.7	3.7	4.3	3.1	28.4

(1)  Corporate assets (including cash and cash equivalents) of $117.7, $462.1 and $105.1 at December 31, 2006, 2005 and 2004, respectively, have been allocated to the above segments based on each segments respective percentage of total assets.

Net sales for these business segments for the fiscal years ended December 31, 2006, 2005 and 2004 are presented below:

	Year Ended		Year Ended		Year Ended
	December 31, 2006		December 31, 2005		December 31, 2004
	Net Sales	% of Net Sales	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Seating	$388.5	34.4%	$281.8	33.4%	$251.4	34.3%
Interior Systems	273.9	24.3%	205.5	24.4%	200.4	27.3%
Distribution	251.5	22.3%	173.9	20.6%	144.2	19.7%
Business Jet	147.5	13.1%	120.2	14.2%	75.2	10.2%
Engineering Services	66.8	5.9%	62.7	7.4%	62.3	8.5%
Net sales	$1,128.2	100.0%	$844.1	100.0%	$733.5	100.0%

Geographic Origination

The Company operated principally in three geographic areas, the United States, Europe (primarily the United Kingdom) and emerging markets, i.e., Asia, Pacific Rim, Middle East, etc. during the fiscal years ended December 31, 2006, 2005 and 2004.  There were no significant transfers between geographic areas during these periods. Identifiable assets are those assets of the Company that are identified with the operations in each geographic area.

The following table presents net sales and operating earnings (loss) for the fiscal years ended December 31, 2006, 2005 and 2004 and identifiable assets as of December 31, 2006, 2005 and 2004 by geographic area:

	Fiscal Year Ended December 31,
	2006	2005	2004
Net sales:
Domestic	$732.9	$588.4	$495.7
Foreign	395.3	255.7	237.8
Total:	$1,128.2	$844.1	$733.5

Operating earnings (loss):
Domestic	$100.7	$72.1	$73.1
Foreign	47.6	21.5	(8.7)
Total:	$148.3	$93.6	$64.4

Identifiable assets:
Domestic	$1,068.6	$1,214.2	$804.6
Foreign	429.1	212.3	220.2
Total:	$1,497.7	$1,426.5	$1,024.8

Geographic Destination

Export sales from the United States to customers in foreign countries amounted to approximately $307.6, $241.9 and $179.3 in the fiscal years ended December 31, 2006, 2005 and 2004, respectively.

Net sales by geographic segment (based on destination) for the years December 31, 2006, December 31, 2005 and December 31, 2004 were as follows:

	Fiscal Year Ended December 31,
	2006		2005		2004
	Net Sales	% of Net Sales	Net Sales	% of Net Sales	Net Sales	% of Net Sales

North America	$544.6	48.3%	$433.4	51.3%	$402.6	54.9%
Europe	331.5	29.4%	202.2	24.0%	175.1	23.9%
Emerging Markets, i.e., Asia, Pacific Rim and Middle East	252.1	22.3%	208.5	24.7%	155.8	21.2%
	$1,128.2	100.0%	$844.1	100.0%	$733.5	100.0%

Major customers (i.e., customers representing more than 10% of net sales) change from year to year depending on the level of refurbishment activity and/or the level of new aircraft purchases by such customers. There were no major customers in each of the three-year periods ended December 31, 2006.

14.             FAIR VALUE INFORMATION

The following disclosure of the estimated fair value of financial instruments at December 31, 2006 and 2005 is made in accordance with the requirements of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”.  The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies; however, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

The carrying amounts of cash and cash equivalents, accounts receivable-trade, and accounts payable and term debt are a reasonable estimate of their fair values as interest is based upon floating market rates.  The fair values of the Company’s Notes as of December 31, 2006 and 2005 are as follows:

	December 31, 2006	December 31, 2005
8 1/2% Notes	$0.1	$186.4
8% Notes	—	250.0
8 7/8% Notes	260.0	262.5

The fair value information presented herein is based on pertinent information available to management at December 31, 2006 and December 31, 2005, respectively. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since those dates, and current estimates of fair value may differ significantly from the amounts presented herein.

15.    SELECTED QUARTERLY DATA (Unaudited)

Summarized quarterly financial data for the fiscal years ended December 31, 2006 and December 31, 2005 are as follows:

	Year Ended December 31, 2006
	First Quarter	Second Quarter	Third Quarter		Fourth Quarter
Net sales	$247.2	$271.5	$287.9		$321.6
Gross profit	86.5	96.4	100.8		112.8
Net earnings	13.8	18.7	31.4	(2)	21.7
Basic net earnings per share (1)	0.18	0.24	0.40		0.28
Diluted net earnings per share (1)	0.18	0.24	0.40		0.28

	Year Ended December 31, 2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$196.5	$207.6	$217.1	$222.9
Gross profit	68.0	72.8	76.6	78.2
Net earnings	4.1	8.4	10.0	62.1	(2)
Basic net earnings per share(1)	0.07	0.15	0.17	0.99
Diluted net earnings per share(1)	0.07	0.14	0.16	0.96

(1)          Net earnings per share are computed individually for each quarter presented.  Therefore, the sum of the quarterly net earnings per share may not necessarily equal the total for the year.

(2)          See Note 9 to the Consolidated Financial Statements regarding the reversal of a significant portion of the deferred tax asset valuation allowance.

[Remainder of page intentionally left blank]

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

FOR THE FISCAL YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004
(In millions)

	BALANCE AT BEGINNING OF PERIOD	EXPENSES	OTHER	WRITE- OFFS/ DISPOSALS	BALANCE AT END OF PERIOD
DEDUCTED FROM ASSETS:

Allowance for doubtful accounts:
Fiscal year ended December 31, 2006	$2.9	$1.4	$1.6	$1.2	$4.7
Fiscal year ended December 31, 2005	2.8	0.5	(0.1)	0.3	2.9
Fiscal year ended December 31, 2004	2.2	1.0	0.2	0.6	2.8

Reserve for obsolete inventories:
Fiscal year ended December 31, 2006	27.1	3.3	2.6	3.9	29.1
Fiscal year ended December 31, 2005	26.9	16.0	(0.7)	15.1	27.1
Fiscal year ended December 31, 2004	27.3	3.8	1.5	5.7	26.9

Deferred tax asset valuation allowance:
Fiscal year ended December 31, 2006	40.5	(27.4)	2.4	—	15.5
Fiscal year ended December 31, 2005	129.3	(62.3)	(26.5)	—	40.5
Fiscal year ended December 31, 2004	136.3	—	(7.0)	—	129.3