Form 10-Q
period 2007-03-31
BE AEROSPACE INC
filed 2007-05-09
CIK 861361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For The Quarterly Period Ended March 31, 2007

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

The registrant has one class of common stock, $0.01 par value, of which 92,191,200 shares were outstanding as of May 4, 2007.

BE AEROSPACE, INC.

Form 10-Q for the Quarter Ended March 31, 2007

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BE AEROSPACE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Dollars in Millions, Except Share Data)

	March 31,	December 31,
	2007	2006

ASSETS

Current assets:
Cash and cash equivalents	$413.1	$65.0
Accounts receivable – trade, less allowance for doubtful accounts ($5.5 at March 31, 2007 and $4.7 at
December 31, 2006)	197.7	172.9
Inventories, net	480.1	420.9
Deferred income taxes, net	53.1	53.1
Other current assets	17.3	13.8
Total current assets	1,161.3	725.7

Property and equipment, net	110.3	107.9
Goodwill	458.6	457.2
Identifiable intangible assets, net	158.3	160.6
Deferred income taxes, net	20.8	27.9
Other assets, net	17.3	18.4
	$1,926.6	$1,497.7

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$281.3	$267.8
Current maturities of long-term debt	2.0	1.9
Total current liabilities	283.3	269.7

Long-term debt, net of current maturities	501.4	502.0
Deferred income taxes, net	10.5	10.0
Other non-current liabilities	17.3	10.0

Commitments, contingencies and off-balance sheet arrangements (Note 6)

Stockholders' equity:
Preferred stock, $0.01 par value; 1.0 million shares authorized; no shares outstanding	--	--
Common stock, $0.01 par value; 200.0 million shares authorized; 92.0 million (March 31, 2007) and
79.5 million (December 31, 2006) shares issued and outstanding	0.9	0.8
Additional paid-in capital	1,302.9	927.2
Accumulated deficit	(205.0)	(234.8)
Accumulated other comprehensive income	15.3	12.8
Total stockholders' equity	1,114.1	706.0
	$1,926.6	$1,497.7

See accompanying notes to condensed consolidated financial statements.

BE AEROSPACE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
(In Millions, Except Per Share Data)

	THREE MONTHS ENDED
	March 31,	March 31,
	2007	2006

Net sales	$387.8	$247.2

Cost of sales	253.5	160.7

Gross profit	134.3	86.5

Gross profit percentage	34.6%	35.0%

Operating expenses:
Selling, general and administrative	50.7	37.0
Research, development and engineering	27.2	18.4
Total operating expenses	77.9	55.4

Operating earnings	56.4	31.1

Operating earnings percentage	14.5%	12.6%

Interest expense, net	10.6	9.5
Debt prepayment costs	--	1.8

Earnings before income taxes	45.8	19.8

Income tax provision	13.7	6.0

Net earnings	$32.1	$13.8

Net earnings per common share:

Basic	$0.41	$0.18
Diluted	$0.40	$0.18

Weighted average common shares:

Basic	78.9	75.2
Diluted	79.5	76.8

See accompanying notes to condensed consolidated financial statements.

BE AEROSPACE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in Millions)

	THREE MONTHS ENDED
	March 31,	March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$32.1	$13.8
Adjustments to reconcile net earnings to net cash flows (used in) provided by operating activities:
Depreciation and amortization	8.1	7.0
Provision for doubtful accounts	0.8	0.5
Non-cash compensation	2.4	0.2
Deferred income taxes	9.8	5.0
Debt prepayment costs	--	1.8
Changes in operating assets and liabilities:
Accounts receivable	(24.8)	(17.9)
Inventories	(58.6)	(25.6)
Other current assets and other assets	(2.4)	(0.9)
Payables, accruals and other liabilities	15.9	35.0
Net cash flows (used in) provided by operating activities	(16.7)	18.9

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(8.0)	(4.4)
Net cash flows used in investing activities	(8.0)	(4.4)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock issued	373.4	19.8
Principal payments on long-term debt	(0.7)	(250.0)
Borrowings on line of credit	30.0	--
Repayments on line of credit	(30.0)	--
Net cash flows provided by (used in) financing activities	372.7	(230.2)
Effect of foreign exchange rate changes on cash and cash equivalents
	0.1	0.2

Net increase (decrease) in cash and cash equivalents	348.1	(215.5)

Cash and cash equivalents, beginning of period	65.0	356.0

Cash and cash equivalents, end of period	$413.1	$140.5

Supplemental disclosures of cash flow information:
Cash paid during period for:
Interest, net	$5.3	$7.4
Income taxes, net	$2.3	$0.5

See accompanying notes to condensed consolidated financial statements.

BE AEROSPACE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited - Dollars In Millions, Except Share and Per Share Data)

Note 1.         Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and are unaudited pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. All adjustments which, in the opinion of management, are considered necessary for a fair presentation of the results of operations for the periods shown, are of a normal recurring nature and have been reflected in the condensed consolidated financial statements. The results of operations for the periods presented are not necessarily indicative of the results expected for the full fiscal year or for any future period. The information included in these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the BE Aerospace, Inc. (the “Company” or "B/E") Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts and related disclosures. Actual results could differ from those estimates.

Note 2.         Business Combinations

The Company completed two acquisitions during the third quarter of 2006 (the 2006 Acquisitions). The acquisitions were accounted for as purchases under Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.” The assets purchased and liabilities assumed for these acquisitions have been reflected in the accompanying condensed consolidated balance sheet as of March 31, 2007. Results of operations for the acquisitions are included in the accompanying condensed consolidated statement of earnings for the quarter ended March 31, 2007.

Draeger Aerospace GmbH
In July 2006, the Company acquired Draeger Aerospace GmbH (Draeger) from Cobham PLC of Dorset, England for approximately $79.4 in cash.

Draeger manufactures components and integrated systems to supply chemical and gaseous oxygen systems for both civil and military aircraft. The integration of Draeger with the Company’s existing oxygen systems business has broadened the Company’s oxygen systems product line and expanded its customer base.

The Company has not yet completed an allocation of the purchase price for Draeger. The estimated excess of the purchase price over the fair value of the identifiable net tangible assets acquired approximates $65.3 of which $22.9 has been allocated to intangible assets and $42.4 is included in goodwill.

New York Fasteners Corp.
In September 2006, the Company acquired New York Fasteners Corp. (New York Fasteners), a privately-held company, for approximately $66.9 in cash.

New York Fasteners is a distributor of aerospace fasteners and hardware primarily to the military sector. The integration of New York Fasteners into the Company’s distribution segment is expected to create procurement and operational synergies and significantly expand the Company’s overall penetration into the military sector.

The Company has not yet completed an allocation of the purchase price for New York Fasteners. The estimated excess of the purchase price over the fair value of the identifiable net tangible assets acquired approximates $47.9 of which $5.5 has been allocated to intangible assets and $42.4 is included in goodwill.

Consolidated proforma revenues, net earnings and net earnings per share giving effect to the 2006 Acquisitions as if they had occurred on January 1, 2006, for the three month period ended March 31, 2006 were approximately $268.4, $13.0 and $0.17, respectively.

Note 3.         Inventories

Inventories are stated at the lower of cost or market. Cost is determined using FIFO or the weighted average cost method. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs. Inventories consist of the following:

	March 31, 2007	December 31, 2006
Purchased materials and component parts	$107.8	$96.8
Work-in-process	25.1	21.7
Finished goods (primarily aftermarket fasteners)	347.2	302.4
	$480.1	$420.9

Note 4.         Goodwill and Intangible Assets

In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets”, the Company has completed the fair value analysis for goodwill and other intangible assets as of December 31, 2006, and concluded that no impairment existed. As of March 31, 2007, the Company believed that no indicators of impairment existed. Aggregate amortization expense on identifiable intangible assets was approximately $2.7 and $2.4 for the three months ended March 31, 2007 and 2006, respectively. At March 31, 2007, based on preliminary estimates, approximately $28.4 of the 2006 Acquisitions’ purchase price has been allocated to identifiable intangible assets. Subject to the final allocation of the purchase price for the 2006 Acquisitions, the Company expects to report amortization expense of approximately $11.0 in each of the next five fiscal years.

Note 5.         Long-Term Debt

In July 2006 and, as amended and restated, on August 24, 2006, the Company entered into a new senior secured credit facility (the “Senior Secured Credit Facility”), consisting of a five-year $200.0 revolving credit facility and a six-year $300.0 term loan. The Senior Secured Credit Facility also provides for the ability of the Company to add additional term loan borrowings in the amount of up to $75.0 upon satisfaction of certain customary conditions, including commitments from lenders.

Revolving credit facility borrowings under the Senior Secured Credit Facility would currently bear interest at an annual rate equal to the London interbank offered rate (LIBOR) plus 175 basis points. There were no borrowings outstanding on the revolving credit facility of the Senior Secured Credit Facility at March 31, 2007. Term loan borrowings under the Senior Secured Credit Facility bear interest at an annual rate equal to LIBOR plus 175 basis points (7.12% at March 31, 2007).

The Senior Secured Credit Facility contains an interest coverage ratio (as defined therein) maintenance financial covenant that currently must be maintained at a level greater than 2.25 to 1 through maturity of the term loan. The Senior Secured Credit Facility also contains a total leverage ratio covenant (as defined therein) which limits net debt to a 4.25 to 1 multiple of EBITDA (as defined therein) through maturity. The Senior Secured Credit Facility is collateralized by substantially all of the Company’s assets and contains customary affirmative covenants, negative covenants and conditions precedent for borrowings, all of which were met as of March 31, 2007.

At March 31, 2007, long-term debt consisted principally of $250.0 borrowings under the Senior Secured Credit Facility and $250.0 8-7/8% senior subordinated notes due 2011. In April 2007 we prepaid $100.0 of our bank term loan. The $250.0 aggregate principal amount of 8-7/8% senior subordinated notes were redeemed on May 1, 2007 using the proceeds of the Company’s March 2007 common stock offering. As a result of this prepayment and redemption, the Company expects interest expense to decrease by approximately $20.0 during 2007 and to record debt prepayment costs of approximately $11.0 during the second quarter of 2007.

Note 6.         Commitments, Contingencies and Off-Balance Sheet Arrangements

Lease Commitments — The Company finances its use of certain facilities and equipment under committed lease arrangements provided by various institutions. Since the terms of these arrangements meet the accounting definition of operating lease arrangements, the aggregate sum of future minimum lease payments is not reflected on the condensed consolidated balance sheet. At March 31, 2007, future minimum lease payments under these arrangements, the majority of which related to the long-term real estate leases, totaled approximately $112.9.

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

	THREE MONTHS ENDED
	March 31,	March 31,
	2007	2006
Beginning balance	$18.4	$14.3
Accruals for warranties issued during the period	4.9	2.0
Settlements made	(1.1)	(1.5)
Other	(0.8)	--
Ending balance	$21.4	$14.8

Note 7.         Accounting for Stock-Based Compensation

Effective January 1, 2006, the Company began accounting for share-based compensation arrangements in accordance with the provisions of Financial Accounting Standards Board (FASB) Statement No. 123(R), “Share-Based Payment” (SFAS 123(R)). Under SFAS 123(R), share-based compensation cost is measured on the date of grant, based on the fair value of the award, and is recognized over the requisite service period.

No compensation cost was recognized during the quarters ended March 31, 2007 and 2006 for stock options as the vesting of all unvested awards was accelerated in December 2005 and no options were granted subsequent to January 1, 2006.

The Company has established a qualified Employee Stock Purchase Plan which allows qualified employees (as defined) to purchase shares of the Company's common stock at a price equal to 85% of the closing price at the end of each semi-annual stock purchase period. Compensation cost of $0.1 was recognized during the fiscal quarters ended March 31, 2007 and 2006 related to this plan.

During the quarter ended March 31, 2007 the Company granted 19,796 shares of restricted stock with an average fair market value at the date of grant of $30.56. Compensation cost is being recognized on a straight-line basis over the four-year vesting period of the shares, an expected forfeiture rate of approximately 3.5%. Share-based compensation of $2.4 was recognized during the quarter ended March 31, 2007 related to these share grants and restricted shares granted in prior periods. Unrecognized compensation related to these grants, excluding the impact of any future forfeitures, was $33.4 at March 31, 2007.

Note 8.         Segment Reporting

The Company is organized based on the products and services it offers. Following the acquisitions described in Note 2, the Company expanded its reportable segments from three reporting segments to five reporting segments: Seating, Interior Systems, Distribution, Business Jet and Engineering Services.

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

The following table presents net sales and operating earnings by business segment:

	THREE MONTHS ENDED
	March 31,	March 31,
	2007	2006
Net sales
Seating	$144.4	$81.2
Interior Systems	81.1	56.3
Distribution	96.9	53.7
Business Jet	44.1	39.9
Engineering Services	21.3	16.1
	$387.8	$247.2
Operating Earnings(1)
Seating	$16.9	$5.8
Interior Systems	14.6	10.5
Distribution	19.7	11.8
Business Jet	4.4	3.8
Engineering Services	0.8	(0.8)
	$56.4	$31.1

Interest Expense	10.6	9.5
Debt Prepayment Costs	--	1.8
Earnings Before Income Taxes	$45.8	$19.8

(1) Operating earnings includes an allocation of corporate IT costs, employee benefits and general and administrative costs based on the proportion of each segments system users, headcount and sales, respectively.

The following table presents capital expenditures by business segment:

	THREE MONTHS ENDED
	March 31,	March 31,
	2007	2006
Capital Expenditures
Seating	$2.1	$1.8
Interior Systems	2.4	1.0
Distribution	1.6	0.6
Business Jet	1.3	0.8
Engineering Services	0.6	0.2
	$8.0	$4.4

The following tables present total assets by business segment:

	March 31,	December 31,
	2007	2006
Total Assets (1)
Seating	$370.7	$266.1
Interior Systems	452.1	374.7
Distribution	637.0	492.9
Business Jet	316.2	251.6
Engineering Services	150.6	112.4
	$1,926.6	$1,497.7

(1)
Corporate assets (including cash and cash equivalents) of $476.9 and $117.7 at March 31, 2007 and December 31, 2006, respectively, have been allocated to the above segments based on each segment’s respective percentage of total assets.

Note 9.         Net Earnings Per Common Share

Basic net earnings per common share is computed using the weighted average common shares outstanding during the period. Diluted net earnings per common share is computed by using the average share price during the period when calculating the dilutive effect of stock options, employee stock purchase plan shares, and restricted shares. Shares outstanding for the periods presented were as follows:

	THREE MONTHS ENDED
	March 31,	March 31,
	2007	2006
Net earnings	$32.1	$13.8
Basic weighted average common shares (in millions)	78.9	75.2
Effect of dilutive stock options and employee stock puchase plan shares (in millions)	0.4	1.6
Effect of restricted shares issued (in millions)	0.2	--
Diluted weighted average common shares (in millions)	79.5	76.8

Basic net earnings per share	$0.41	$0.18
Diluted net earnings per share	$0.40	$0.18

Note 10.         Comprehensive Earnings

Comprehensive earnings is defined as all changes in a company's net assets except changes resulting from transactions with shareholders. It differs from net earnings in that certain items currently recorded to equity would be a part of comprehensive earnings.

The following table sets forth the computation of comprehensive earnings for the periods presented:

	THREE MONTHS ENDED
	March 31,	March 31,
	2007	2006
Net earnings	$32.1	$13.8
Other comprehensive earnings:
Foreign exchange translation adjustment and other	2.5	1.4
Comprehensive earnings	$34.6	$15.2

Note 11.         Accounting for Uncertainty in Income Taxes

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. Upon the adoption, the liability for unrecognized tax benefits at January 1, 2007 was $4.9 which was accounted for as a $2.3 increase to accumulated deficit, a $2.3 increase in long term deferred tax assets, and a $0.3 reduction in income taxes payable. The net amount of the unrecognized tax benefits, if recognized, would affect the Company’s effective tax rate.

During the quarter ended March 31, 2007, and as a result of the finalization of a tax credit study related to prior periods, the Company’s liability for unrecognized tax benefits increased by $2.5 to $7.4. It is reasonably possible that the amount of liability for unrecognized tax benefits will change in the next twelve months; however the Company does not expect the change to have a significant impact on the statement of earnings or the balance sheet of the Company.

The Company is currently not subject to U.S. federal, state or non-U.S. income tax examinations in any material jurisdictions in which the Company operates. With minor exceptions, the Company is currently open to audit by the tax authorities for the tax years ending December 31, 2003 through 2006.

The Company classifies interest and penalties related to income taxes as income tax expense. The amount included in the Company’s liability for unrecognized tax benefits for interest and penalties as of the date of adoption was under $1.0 and this amount did not materially change as of March 31, 2007.

Note 12.         Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (SFAS 157). SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS 157 is not expected to have a material impact on the Company’s consolidated financial statements.

[Remainder of page intentionally left blank]

BE AEROSPACE, INC.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
 (Dollars In Millions, Except As Noted And Per Share Data)

OVERVIEW

The following discussion and analysis addresses the results of our operations for the three months ended March 31, 2007, as compared to our results of operations for the three months ended March 31, 2006. In addition, the discussion and analysis addresses our liquidity, financial condition and other matters for these periods.

Based on our experience in the industry, we believe that we are the world’s largest manufacturer of cabin interior products for commercial aircraft and for business jets and a leading aftermarket distributor of aerospace fasteners. We sell our manufactured products directly to virtually all of the world’s major airlines and airframe manufacturers and a wide variety of business jet customers. In addition, based on our experience, we believe that we have achieved leading global market positions in each of our major product categories, which include:

•	commercial aircraft seats, including an extensive line of first class, business class, tourist class and regional aircraft seats;

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

Net sales by reportable segment for the three month periods ended March 31, 2007 and March 31, 2006 were as follows:

	THREE MONTHS ENDED
	March 31, 2007		March 31, 2006
	Net Sales	% of Net Sales	Net Sales	% of Net Sales

Seating	$144.4	37.2%	$81.2	32.9%
Interior Systems	81.1	20.9%	56.3	22.8%
Distribution	96.9	25.0%	53.7	21.7%
Business Jet	44.1	11.4%	39.9	16.1%
Engineering Services	21.3	5.5%	16.1	6.5%
	$387.8	100.0%	$247.2	100.0%

Net sales by domestic and foreign operations for the three month periods ended March 31, 2007 and March 31, 2006 were as follows:

	THREE MONTHS ENDED
	March 31, 2007	March 31, 2006
Domestic	$245.9	$170.2
Foreign	141.9	77.0
Total	$387.8	$247.2

Net sales by geographic area (based on destination) for the three month periods ended March 31, 2007 and March 31, 2006 were as follows:

	THREE MONTHS ENDED
	March 31, 2007		March 31, 2006
	Net	% of	Net	% of
	Sales	Net Sales	Sales	Net Sales
United States	$170.4	43.9%	$103.2	41.7%
Europe	128.0	33.0%	72.1	29.2%
Asia	66.6	17.2%	58.7	23.7%
Rest of World	22.8	5.9%	13.2	5.4%
	$387.8	100.0%	$247.2	100.0%

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

We also believe in providing our businesses with the tools required to remain competitive. In that regard, we have invested, and will continue to invest, in property and equipment that enhances our productivity. Over the past three years, annual capital expenditures ranged from $14 - $24. Taking into consideration our record backlog, targeted capacity utilization levels, recent capital expenditure investments and current industry conditions, we anticipate increased capital expenditures of approximately $30 over the next twelve months.

International airline competition for higher margin international travelers and improving worldwide industry conditions have resulted in strong demand for our products and services, as demonstrated by bookings of approximately $450 during the first quarter of fiscal 2007. At March 31, 2007, backlog was approximately $1.85 billion, which represents an increase of 34%, compared to our backlog at March 31, 2006. We expect continuing strong demand for the next several years as industry conditions continue to improve. As worldwide air traffic grows and airlines add capacity and upgrade the cabin interiors of existing active aircraft, we expect our aftermarket activities to continue to grow. According to IATA, during the year ended December 31, 2006, the global airline industry expanded airline capacity by approximately 4.6% in response to an approximately 5.9% increase in global air traffic. In addition, as a result of the severity of the post-September 11, 2001 downturn, many carriers, particularly in the United States, have deferred interior maintenance and upgrades. The U.S. carriers have just begun the process of upgrading their international fleets and we believe there are substantial additional growth opportunities with domestic airlines for retrofit programs, particularly for the twin-aisle aircraft that service international routes.

[Remainder of page intentionally left blank]

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2007, AS COMPARED TO THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2006
(Dollars In Millions, Except Per Share Data)

Sales for each of our segments are set forth in the following table:

	NET SALES
	Three Months Ended March 31,
	($ in millions)
	2007	2006	Change	Percent Change

Seating	$144.4	$81.2	$63.2	77.8%
Interior Systems	81.1	56.3	24.8	44.0%
Distribution	96.9	53.7	43.2	80.4%
Business Jet	44.1	39.9	4.2	10.5%
Engineering Services	21.3	16.1	5.2	32.3%
Total	$387.8	$247.2	$140.6	56.9%

Net sales for the three months ended March 31, 2007 were $387.8, an increase of $140.6 or 56.9%, as compared to the same period in the prior year.

The 77.8% increase in sales volume for the seating segment was driven by a substantially higher level of aftermarket, retrofit and refurbishment activity, as well as demand created by new aircraft deliveries, and reflects additional market share gains. The interior systems segment revenue growth of 44.0% reflected the higher level of new aircraft deliveries. The interior systems segment organic revenue growth rate, presented as if the Draeger acquisition had occurred on January 1, 2006, was 27.9%.

The distribution segment delivered revenue growth of 80.4%, reflecting a significant expansion in products offered, a broad-based increase in aftermarket demand for aerospace fasteners, a channel shift from OEM’s to subcontractors which tend to acquire fasteners from distributors and continued market share gains. The organic revenue growth rate for the distribution segment, presented as if the New York Fasteners acquisition had occurred on January 1, 2006, was 42.9%. Business jet segment revenues increased by 10.5%, reflecting A380 pushouts which negatively impacted shipments of super first class products. Revenue growth at the engineering services segment reflect the higher level of engineering design, program management and certification activities.

Gross profit for the first quarter of 2007 was $134.3, or 34.6% of sales, and represented an increase of $47.8 or 55.3%, as compared to the same period last year. First quarter 2007 gross margin was somewhat lower than the same period of the prior year primarily due to very strong revenue growth at our distribution and engineering services segments, which due to the nature of their operations (services and distribution), have gross margins which are somewhat lower than our consolidated gross margin.

Engineering, research and development expenses for the current quarter were $27.2, or 7.0% of sales, versus $18.4 or 7.4% of sales in the same period in the prior year and reflect the higher level of spending associated with customer specific engineering, the Draeger acquisition, as well as new product development activities (primarily at the seating and interior systems segments).

Selling, general and administrative expenses in the first quarter of 2007 were $50.7, or 13.1% of sales, versus $37.0 or 15.0% of sales in the same period in the prior year. This reflects a higher level of selling, marketing and product support costs ($4.3), the 2006 acquisitions of Draeger and New York Fasteners ($3.0) and increased compensation and benefits ($5.2) required to support the 56.9% increase in revenues and the 34% increase in backlog. The 190 basis point decline in the selling, general and administrative expenses as a percentage of sales reflects the operating leverage of our business.

Operating earnings for the first quarter of 2007 of $56.4 increased by $25.3 or 81.4% as compared to the same period in the prior year. The 81.4% growth in operating earnings as compared to the first quarter of last year was driven by the 56.9% increase in revenues and a 190 basis point expansion in operating margin. The 190 basis point expansion in first quarter operating margin to 14.5% was driven primarily by a significant increase in the seating segment’s operating margin as a result of the high quality of our record backlog and our operating leverage at the higher sales volume. Organic sales and operating earnings growth for the first quarter, presented as if the 2006 Acquisitions had occurred on January 1, 2006, were 44.5% and 87.4%, respectively.

The following is a summary of operating earnings performance by segment:

	OPERATING EARNINGS
	Three Months Ended March 31,
	($ in millions)
	2007	2006	Change	Percent Change

Seating	$16.9	$5.8	$11.1	191.4%
Interior Systems	14.6	10.5	4.1	39.0%
Distribution	19.7	11.8	7.9	66.9%
Business Jet	4.4	3.8	0.6	15.8%
Engineering Services	0.8	(0.8)	1.6	NM
Total	$56.4	$31.1	$25.3	81.4%

Operating earnings at the seating segment of $16.9 in the first quarter of 2007 increased by $11.1 or 191.4% versus the same period in the prior year. The seating segment’s operating margin of 11.7% expanded by 460 basis points versus the same period in the prior year due to the $63.2 or 77.8% increase in revenues, an improved product mix, operating leverage at the higher sales volume and continuous improvement initiatives. Operating earnings at the interior systems segment of $14.6 increased $4.1, or 39.0%, versus the same period in the prior year. As expected, the operating margin at the interior systems segment of 18.0% although strong, was negatively impacted by the temporarily lower Draeger margin and integration costs and expenses related to the 2006 Draeger acquisition. The interior systems segment operating margin is expected to improve in 2008 and beyond when the Draeger acquisition integration activities are completed.

Distribution segment operating earnings in the first quarter of 2007 were $19.7, which was 66.9% greater than the same period last year and represented a 20.3% operating margin. The distribution segment operating margin was negatively impacted by New York Fastener’s temporarily lower margin, and integration costs and expenses of the 2006 acquisition of New York Fasteners. The distribution segment operating margin is expected to improve in 2008 and beyond as these acquisition integration activities are completed.

Operating earnings at the business jet segment increased 15.8% during the first quarter reflecting an improvement in both manufacturing efficiency and operating leverage. Operating earnings at the engineering services segment improved by $1.6, reflecting the 32.3% increase in revenues and an improved mix of program revenues.

Interest expense for the first quarter of 2007 was $10.6 and was slightly higher than the interest expense recorded in the same period in the prior year reflecting the 2006 acquisitions and further working capital investments, particularly in our distribution segment. As a result of this prepayment and redemption, we expect interest expense to decrease by approximately $20.0 during 2007 and to record debt prepayment costs of approximately $11.0 during the second quarter of 2007.

Income taxes were $13.7 or 30% of earnings before taxes. The tax rate in the first quarter was 30%, which was equal to the same rate applied in the prior year and reflects approximately $3.4 of one-time catch-up research and development tax credits. We expect our consolidated effective tax rate for 2007 to be approximately 35% of earnings before income taxes.

Net earnings for the first quarter of 2007 were $32.1, or $0.40 per diluted share versus net earnings of $13.8, or $0.18 per diluted share in the first quarter of 2006, representing increases in net earnings and diluted earnings per share of 133% and 122%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Current Financial Condition

Our liquidity requirements consist of working capital needs, ongoing capital expenditures and payments of interest and principal on our indebtedness. Our primary requirements for working capital are directly related to the level of our operations. Working capital consists primarily of accounts receivable and inventories, which fluctuate with the sales of our products. Our working capital was $878.0 as of March 31, 2007, as compared to $456.0 as of December 31, 2006. Exclusive of the proceeds from the recent common stock offering, at March 31, 2007 working capital was approximately $509 million. The increase in working capital from December 31, 2006 to March 31, 2007 was primarily due to our common stock offering ($369.0) in March 2007 and higher levels of accounts receivable ($24.8) and inventories ($58.6) offset by a $15.9 increase in accounts payable and current and non-current liabilities. The increase in accounts receivable, inventories and accounts payable are required to support the higher revenue levels, particularly at our seating and distribution segments, which experienced year-over-year increases of 77.8% and 80.4%, respectively. At March 31, 2007, there was $250.0 in term debt outstanding under the senior secured credit facility of which $100.0 was prepaid in April, 2007. Our 8-7/8% senior subordinated notes were redeemed in full on May 1, 2007.

Cash Flows

At March 31, 2007, our cash and revolving credit facility available under our Senior Secured Credit Facility was $196.0 compared to $195.5 at December 31, 2006. Cash used in operating activities was $16.7 for the three months ended March 31, 2007, as compared to $18.9 of cash generated from operations in the same period in the prior year. The primary sources of cash from operations during the three months ended March 31, 2007 were net earnings of $32.1 and a higher level of accounts payable and accrued liabilities arising from the higher revenue volume. The primary source of cash from financing activities during the three months ended March 31, 2007 was the common stock offering of $369.0. These sources of cash were offset by the higher level of accounts receivable ($24.8) and inventories ($58.6) discussed above.

Capital Spending

Our capital expenditures were $8.0 and $4.4 during the three months ended March 31, 2007 and 2006, respectively. We anticipate capital expenditures of approximately $30 for the next twelve months. We have no material commitments for capital expenditures. We have, in the past, generally funded our capital expenditures from cash from operations and funds available to us under bank credit facilities. We expect to fund future capital expenditures from cash on hand, from operations and from funds available to us under our senior secured credit facility. Between 1989 and 2006, we completed 26 acquisitions for an aggregate purchase price of approximately $1.1 billion. Following these acquisitions, we rationalized the businesses, reduced headcount by approximately 4,500 employees and eliminated 22 facilities. We have financed these acquisitions primarily through issuances of debt and equity securities.

Outstanding Debt and Other Financing Arrangements

Long-term debt at March 31, 2007 consisted principally of our 8-7/8% senior subordinated notes due 2011 and $250.0 of bank term debt.

We redeemed the $250 of 8-7/8% senior subordinated notes in full on May 1, 2007. In addition, in April 2007, we prepaid $100 million of our bank term debt.

Term loan borrowings under the new senior secured credit facility bear interest at an annual rate equal to LIBOR plus 175 basis points (7.12% at March 31, 2007). Revolving credit borrowings under the senior secured credit facility will initially bear interest at an annual rate equal to LIBOR plus 175 basis points (7.12% at March 31, 2007).

Contractual Obligations

During the three-month period ended March 31, 2007 there were no material changes in the contractual obligations specified in our Annual Report on Form 10K for the fiscal year ended December 31, 2006.

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

Off-Balance Sheet Arrangements

Lease Arrangements

We finance our use of certain equipment under committed lease arrangements provided by various financial institutions. Since the terms of these arrangements meet the accounting definition of operating lease arrangements, the aggregate sum of future minimum lease payments is not reflected on our consolidated balance sheet. Future minimum lease payments under these arrangements aggregated approximately $112.9 at March 31, 2007.

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

Deferred Tax Assets

We maintained a valuation allowance of approximately $15.5 as of March 31, 2007 primarily related to our domestic capital loss carryforwards because of uncertainties that preclude us from determining that it is more likely than not that we will be able to generate sufficient capital gain income and realize the tax benefit during the applicable carryforward period.

RECENT ACCOUNTING PRONOUNCEMENTS

For a discussion of Recent Account Pronouncements, refer to Note 12 of our Condensed Consolidated Financial Statements included in Part 1, Item 1 of this report.

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

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. We believe that our critical accounting policies are limited to those described in Note 1 to Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. There have been no changes to our critical accounting policies since December 31, 2006.

DEPENDENCE UPON CONDITIONS IN THE AIRLINE INDUSTRY

The September 11, 2001 terrorist attacks, SARS and the onset of the Iraq war severely impacted conditions in the airline industry. According to industry sources, in the aftermath of the attacks most major U.S. and a number of international carriers substantially reduced their flight schedules, parked or retired portions of their fleets, reduced their workforces and implemented other cost reduction initiatives. U.S. airlines further responded by decreasing domestic airfares. As a result of the decline in both traffic and airfares following the September 11, 2001 terrorist attacks and their aftermath, as well as other factors, such as increases in fuel costs and heightened competition from low-cost carriers, the world airline industry lost a total of approximately $41 billion in calendar years 2001 through 2006. The airline industry crisis also caused 22 airlines worldwide to declare bankruptcy or cease operations in the last five years.

As a result of the foregoing through 2006, the domestic U.S. airlines, in large part, have been seeking to conserve cash in part by deferring or eliminating cabin interior refurbishment programs and deferring or canceling aircraft purchases. This, together with the reduction of new business jet production, caused a substantial contraction in our business during the 2001 through 2003 period. Although the global airline industry began to recover in late 2003 and conditions continue to improve, and the business jet industry is improving as well, additional events similar to those described above or other events could cause a deterioration of conditions in our industry or end the current business cycle. The rate at which the business jet industry recovers is dependent on corporate profits, the number of used jets on the market and other factors, which could slow the rate of recovery.

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

From time to time, we and our foreign subsidiaries may enter into foreign currency exchange contracts to manage risk on transactions conducted in foreign currencies. At March 31, 2007, we had no outstanding forward currency exchange contracts. In addition, we have not entered into any other derivative financial instruments.

Interest Rates - At March 31, 2007, we had adjustable rate debt totaling $250.0 and fixed rate debt of $250.1. We have redeemed $250.0 of the fixed rate debt on May 1, 2007 and prepaid $100.0 of the adjustable rate debt in April, 2007. The weighted average interest rates for the adjustable and fixed rate debt were approximately 7.12% and 8.88%, respectively, at March 31, 2007. If interest rates on variable rate debt were to increase by 10% above current rates, our pretax income would decline by approximately $1.8. We do not engage in transactions intended to hedge our exposure to changes in interest rates.

As of March 31, 2007, we maintained a portfolio of securities consisting mainly of taxable, interest-bearing deposits with weighted average maturities of less than three months. If short-term interest rates were to increase or decrease by 10%, we estimate interest income would increase or decrease by approximately $2.1.

ITEM 4.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness, as of March 31, 2007, of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company’s periodic filings with the Securities and Exchange Commission.

Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the first quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

[Remainder of page intentionally left blank]

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings		Not applicable.

Item 1A.	Risk Factors

There have been no material changes in our risk factors from those discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds		Not applicable.

Item 3.	Defaults Upon Senior Securities		Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders		Not applicable.

Item 5.	Other Information

Item 6.	Exhibits

	Exhibit 10	Material Contracts

	10.1	Amendment to Employment Agreement for Michael B. Baughan
	10.2	Amendment to Employment Agreement for Amin J. Khoury
	10.3	Amendment to Employment Agreement for Thomas P. McCaffrey
	10.4	Standard Form of Restricted Stock Award Agreement
	10.5	Form of Restricted Stock Award Agreement for Amin J. Khoury
	10.6	Form of Restricted Stock Award Agreement for Thomas P. McCaffrey
	10.7	Form of Restricted Stock Award Agreement for Michael B. Baughan
	10.8	Form of Restricted Stock Award Agreement for Robert A. Marchetti

	Exhibit 31	Rule 13a-14(a)/15d-14(a) Certifications

	31.1	Certification of Chief Executive Officer

	31.2	Certification of Chief Financial Officer

	Exhibit 32	Section 1350 Certifications

	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

[Remainder of page intentionally left blank]

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BE AEROSPACE, INC.

Date: May 9, 2007	By:	/s/ Amin J. Khoury
Amin J. Khoury
Chairman and
Chief Executive Officer

Date: May 9, 2007	By:	/s/ Thomas P. McCaffrey
Thomas P. McCaffrey
Senior Vice President of
Administration and Chief Financial Officer