Form 10-Q
period 2007-07-31
BE AEROSPACE INC
filed 2007-08-03
CIK 861361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For The Quarterly Period Ended June 30, 2007

Commission File No. 0-18348

BE AEROSPACE, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	06-1209796
(State of Incorporation)	(I.R.S. Employer Identification No.)

1400 Corporate Center Way
Wellington, Florida  33414
(Address of principal executive offices)

(561) 791-5000
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):  Large accelerated filer ☒   Accelerated filer ☐  Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☒

The registrant has one class of common stock, $0.01 par value, of which 92,526,744 shares were outstanding as of July 31, 2007.

BE AEROSPACE, INC.

Form 10-Q for the Quarter Ended June 30, 2007

Table of Contents

		Page
Part I	Financial Information

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

	a) Condensed Consolidated Balance Sheets
	as of June 30, 2007 and December 31, 2006	3

	b) Condensed Consolidated Statements of Earnings for the Three and
	Six Months Ended June 30, 2007 and June 30, 2006	4

	c) Condensed Consolidated Statements of Cash Flows for the
	Six Months Ended June 30, 2007 and June 30, 2006	5

	d) Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	25

Part II	Other Information

Item 1.	Legal Proceedings	26

Item 1A.	Risk Factors	26

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 3.	Defaults Upon Senior Securities	26

Item 4.	Submission of Matters to a Vote of Security Holders	26

Item 5.	Other Information	26

Item 6.	Exhibits	26

	Signatures	27

PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BE AEROSPACE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Dollars in Millions, Except Share Data)

	June 30,	December 31,
	2007	2006

ASSETS

Current assets:
Cash and cash equivalents	$31.0	$65.0
Accounts receivable – trade, less allowance for doubtful
accounts ($5.0 at June 30, 2007 and $4.7 at
December 31, 2006)	218.1	172.9
Inventories, net	543.3	420.9
Deferred income taxes, net	53.3	53.1
Other current assets	18.4	13.8
Total current assets	864.1	725.7

Property and equipment, net	112.2	107.9
Goodwill	459.7	457.2
Identifiable intangible assets, net	155.7	160.6
Deferred income taxes, net	6.9	27.9
Other assets, net	13.8	18.4
	$1,612.4	$1,497.7

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$274.3	$267.8
Current maturities of long-term debt	1.5	1.9
Total current liabilities	275.8	269.7

Long-term debt, net of current maturities	151.7	502.0
Deferred income taxes, net	11.3	10.0
Other non-current liabilities	17.0	10.0

Commitments, contingencies and off-balance sheet
arrangements (Note 6)
Stockholders' equity:
Preferred stock, $0.01 par value; 1.0 million shares
authorized; no shares outstanding	--	--
Common stock, $0.01 par value; 200.0 million shares
authorized; 92.4 million (June 30, 2007) and
79.5 million (December 31, 2006) shares issued
and outstanding	0.9	0.8
Additional paid-in capital	1,313.0	927.2
Accumulated deficit	(176.5)	(234.8)
Accumulated other comprehensive income	19.2	12.8
Total stockholders' equity	1,156.6	706.0
	$1,612.4	$1,497.7

See accompanying notes to condensed consolidated financial statements.

BE AEROSPACE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
(In Millions, Except Per Share Data)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006

Net sales	$398.2	$271.5	$786.0	$518.7

Cost of sales	257.6	175.1	511.1	335.8

Gross profit	140.6	96.4	274.9	182.9

Gross profit percentage	35.3%	35.5%	35.0%	35.3%

Operating expenses:
Selling, general and administrative	50.8	39.4	101.5	76.4
Research, development and
engineering	30.3	21.7	57.5	40.1
Total operating expenses	81.1	61.1	159.0	116.5

Operating earnings	59.5	35.3	115.9	66.4

Operating earnings percentage	14.9%	13.0%	14.7%	12.8%

Interest expense, net	4.1	8.7	14.7	18.2
Debt prepayment costs	11.0	--	11.0	1.8

Earnings before income taxes	44.4	26.6	90.2	46.4

Income tax expense	16.0	7.9	29.7	13.9

Net earnings	$28.4	$18.7	$60.5	$32.5

Net earnings per common share:

Basic	$0.31	$0.24	$0.71	$0.43
Diluted	$0.31	$0.24	$0.71	$0.42

Weighted average common shares:

Basic	90.8	77.5	84.9	76.4
Diluted	91.5	78.1	85.5	77.6

See accompanying notes to condensed consolidated financial statements.

BE AEROSPACE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in Millions)
	SIX MONTHS ENDED
	June 30,	June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$60.5	$32.5
Adjustments to reconcile net earnings to net cash flows (used in)
provided by operating activities:
Depreciation and amortization	16.9	14.0
Provision for doubtful accounts	0.3	0.9
Non-cash compensation	5.2	0.4
Deferred income taxes	27.1	11.1
Debt prepayment costs	11.0	1.8
Changes in operating assets and liabilities:
Accounts receivable	(43.4)	(11.4)
Inventories	(120.1)	(59.2)
Other current assets and other assets	(3.5)	(1.7)
Payables, accruals and other liabilities	4.5	25.5
Net cash flows (used in) provided by operating activities	(41.5)	13.9

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(14.7)	(10.8)
Other, net	(0.4)	(0.1)
Net cash flows used in investing activities	(15.1)	(10.9)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock issued	380.6	24.7
Principal payments on long-term debt	(351.4)	(250.2)
Debt prepayment costs	(7.4)	--
Borrowings on line of credit	68.0	--
Prepayments on line of credit	(68.0)	--
Net cash flows provided by (used in) financing activities	21.8	(225.5)

Effect of foreign exchange rate changes on cash and cash equivalents	0.8	1.3

Net decrease in cash and cash equivalents	(34.0)	(221.2)

Cash and cash equivalents, beginning of period	65.0	356.0

Cash and cash equivalents, end of period	$31.0	$134.8

Supplemental disclosures of cash flow information:
Cash paid during period for:
Interest, net	$20.5	$26.0
Income taxes, net	$2.3	$1.3

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

Note 2.                  Business Combinations

     The Company completed two acquisitions during the third quarter of 2006 (the 2006 Acquisitions).  The acquisitions were accounted for as purchases under Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.”  The assets purchased and liabilities assumed for these acquisitions have been reflected in the accompanying condensed consolidated balance sheets.  Results of operations for the acquisitions are included in the accompanying condensed consolidated statement of earnings for the quarter and six month periods ended June 30, 2007.

        Draeger Aerospace GmbH
    In July 2006, the Company acquired Draeger Aerospace GmbH (Draeger) from Cobham PLC of Dorset, England.  The cash purchase price was approximately $79.4.

          Draeger manufactures components and integrated systems to supply chemical and gaseous oxygen systems for both civil and military aircraft.  The integration of Draeger into the Company’s interior systems segment and with the Company’s existing oxygen systems business has broadened the Company’s oxygen systems product line and expanded its customer base.

          During the quarter ended June 30, 2007 the Company completed the allocation of the purchase price for Draeger.  The excess of the purchase price over the fair value of the identifiable net tangible assets acquired approximated $65.0 of which $13.7 has been allocated to intangible assets and $51.3 is included in goodwill.  This goodwill is not deductible for tax purposes.

            New York Fasteners Corp.
In September 2006, the Company acquired New York Fasteners Corp. (New York Fasteners), a privately-held company. The cash purchase price was approximately $67.3

          New York Fasteners is a distributor of aerospace fasteners and hardware primarily to the military sector.  The integration of New York Fasteners into the Company’s distribution segment is expected to create procurement and operational synergies and expand the Company’s overall penetration into the military sector.

          During the quarter ended June 30, 2007 the Company completed the allocation of the purchase price for New York Fasteners.  The excess of the purchase price over the fair value of the identifiable net tangible assets acquired approximated $48.3 of which $5.5 has been allocated to intangible assets and $42.8 is included in goodwill. This goodwill is deductible for tax purposes.

    Consolidated proforma revenues, net earnings and net earnings per share giving effect to the Draeger and New York Fasteners acquisitions, as if they had occurred on January 1, 2006, were approximately $298.5, $19.5 and $0.25 for the three month period ended June 30, 2006, respectively, and $566.9, $32.5 and $0.42 for the six month period ended June 30, 2006, respectively.

Note 3.                  Inventories

Inventories are stated at the lower of cost or market. Cost is determined using FIFO or the weighted average cost method.  Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs. Inventories consist of the following:

	June 30, 2007	December 31, 2006
Purchased materials and component parts	$130.6	$96.8
Work-in-process	28.2	21.7
Finished goods (primarily aftermarket fasteners)	384.5	302.4
	$543.3	$420.9

Note 4.                  Goodwill and Intangible Assets

In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets”, the Company has completed the fair value analysis for goodwill and other intangible assets as of December 31, 2006, and concluded that no impairment existed.  As of June 30, 2007, the Company believed that no indicators of impairment existed.  Aggregate amortization expense on identifiable intangible assets was approximately $3.1 and $2.5 for the three months ended June 30, 2007 and 2006, respectively and $5.8 and $4.9 for the six months ended June 30, 2007 and 2006, respectively.  The Company expects to report amortization expense of approximately $12 to $13 in each of the next five fiscal years.

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

Revolving credit facility borrowings under the Senior Secured Credit Facility would currently bear interest at an annual rate equal to the London interbank offered rate (LIBOR) plus 125 basis points.  There were no borrowings outstanding on the revolving credit facility of the Senior Secured Credit Facility at June 30, 2007.  Term loan borrowings under the Senior Secured Credit Facility bear interest at an annual rate equal to LIBOR plus 125 basis points (7.12% at June 30, 2007).

The Senior Secured Credit Facility contains an interest coverage ratio (as defined therein) maintenance financial covenant that currently must be maintained at a level greater than 2.25 to 1 through maturity of the term loan.  The Senior Secured Credit Facility also contains a total leverage ratio covenant (as defined therein) which limits net debt to a 4.25 to 1 multiple of EBITDA (as defined therein) through maturity.  The Senior Secured Credit Facility is collateralized by substantially all of the Company’s assets and contains customary affirmative covenants, negative covenants and conditions precedent for borrowings, all of which were met as of June 30, 2007.

At June 30, 2007, long-term debt consisted principally of $150.0 borrowings under the Senior Secured Credit Facility.  In April 2007, the Company prepaid $100.0 of term loan borrowings under its Senior Secured Credit Facility and, on May 1, 2007, the Company redeemed its $250.0 aggregate principal amount of 8 7/8% senior subordinated notes due 2011 with the proceeds of the Company’s March 2007 common stock offering.  Debt prepayment costs of $11.0 were recorded during the second quarter of 2007 related to the debt prepayment and redemption.  The Company expects interest expense to decrease by approximately $20.0 during 2007 as a result of this prepayment and redemption.

Note 6.                 Commitments, Contingencies and Off-Balance Sheet Arrangements

Lease Commitments — The Company finances its use of certain facilities and equipment under committed lease arrangements provided by various institutions.  Since the terms of these arrangements meet the accounting definition of operating lease arrangements, the aggregate sum of future minimum lease payments is not reflected on the condensed consolidated balance sheet.  At June 30, 2007, future minimum lease payments under these arrangements, the majority of which related to the long-term real estate leases, totaled approximately $111.4.

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

Product Warranty Costs– Estimated costs related to product warranties are accrued at the time products are sold. In estimating its future warranty obligations, the Company considers various relevant factors, including the Company's stated warranty policies and practices, the historical frequency of claims and the cost to replace or repair its products under warranty. The following table provides a reconciliation of the activity related to the Company's accrued warranty expense:

	SIX MONTHS ENDED
	June 30,	June 30,
	2007	2006
Beginning balance	$18.4	$14.3
Accruals for warranties issued
during the period	5.8	6.0
Settlements made	(3.9)	(4.9)
Ending balance	$20.3	$15.4

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

No compensation cost was recognized for stock options during the three and six month periods ended June 30, 2007 and 2006 since no options were granted or vested during either period.

The Company has established a qualified Employee Stock Purchase Plan which allows qualified employees (as defined in the Employee Stock Purchase Plan) to purchase shares of the Company's common stock at a price equal to 85% of the closing price at the end of each semi-annual stock purchase period.  Compensation cost for this plan of $0.1 was recognized during each of the three months ended June 30, 2007 and 2006, and $0.2 was recognized for each of the six months ended June 30, 2007 and 2006.

During the quarter and six months ended June 30, 2007, the Company granted 14,475 and 34,271 shares, respectively, of restricted stock with an average fair market value at the date of grant of $36.27 and $32.97, respectively.  Compensation cost is being recognized on a straight-line basis over the four-year vesting period of the shares.  Share-based compensation of $2.8 and $5.2 was recognized during the three and six month periods ended June 30, 2007 related to these share grants and restricted shares granted in prior periods.  No compensation cost was recognized during the three and six month periods ended June 30, 2006 as initial share grants were made in July 2006.  Unrecognized compensation expense related to share grants, including the estimated impact of any future forfeitures, was $29.5 at June 30, 2007.

Note 8.	Segment Reporting

The Company is organized based on the products and services it offers.  The Company’s reportable segments are comprised of: Seating, Interior Systems, Distribution, Business Jet and Engineering Services.

The Company evaluates segment performance based on segment operating earnings or loss. Each segment reports its results of operations and makes requests for capital expenditures and acquisition funding to the Company’s chief operational decision-making group. This group is presently comprised of the Chairman and Chief Executive Officer, the President and Chief Operating Officer, and the Senior Vice President and Chief Financial Officer. Each operating segment has separate management teams and infrastructures dedicated to providing a full range of products and services to their customers.

The following table presents net sales and operating earnings by business segment:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
Net sales
Seating	$145.4	$103.0	$289.8	$184.2
Interior Systems	85.6	63.5	166.7	119.8
Distribution	96.3	55.0	193.2	108.7
Business Jet	44.5	34.4	88.6	74.2
Engineering Services	26.4	15.6	47.7	31.8
	$398.2	$271.5	$786.0	$518.7
Operating Earnings (1)
Seating	$16.8	$9.7	$33.7	$15.5
Interior Systems	15.5	11.8	30.1	22.3
Distribution	21.8	11.8	41.5	23.6
Business Jet	4.5	1.8	8.9	5.6
Engineering Services	0.9	0.2	1.7	(0.6)
	$59.5	$35.3	$115.9	$66.4

Interest Expense	$4.1	$8.7	$14.7	$18.2
Debt Prepayment Costs	11.0	--	11.0	1.8
Earnings Before Income Taxes	$44.4	$26.6	$90.2	$46.4

(1)  Operating earnings includes an allocation of corporate IT costs, employee benefits and general and administrative costs based on the proportion of each segments’ system users, number of employees and sales, respectively.

The following table presents capital expenditures by business segment:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
Capital Expenditures
Seating	$2.5	$2.2	$4.6	$4.0
Interior Systems	2.1	1.4	4.5	2.4
Distribution	0.6	0.5	2.2	1.1
Business Jet	1.2	1.7	2.5	2.5
Engineering Services	0.3	0.6	0.9	0.8
	$6.7	$6.4	$14.7	$10.8

The following tables present total assets by business segment:

	June 30,	December 31,
	2007	2006
Total Assets (1)
Seating	$317.8	$266.1
Interior Systems	363.9	374.7
Distribution	532.6	492.9
Business Jet	260.2	251.6
Engineering Services	137.9	112.4
	$1,612.4	$1,497.7

                             (1)   Corporate assets (including cash and cash equivalents) of $92.7 and $117.7 at June 30, 2007 and December 31, 2006, respectively, have been allocated to the above segments based on each segment’s respective percentage of total assets.

Note 9.	Net Earnings Per Common Share

Basic net earnings per common share is computed using the weighted average common shares outstanding during the period. Diluted net earnings per common share is computed by using the average share price during the period when calculating the dilutive effect of stock options, shares issued under the Employee Stock Purchase Plan and restricted shares. Shares outstanding for the periods presented were as follows:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
Net earnings	$28.4	$18.7	$60.5	$32.5
Basic weighted average common shares (in millions)	90.8	77.5	84.9	76.4
Effect of dilutive stock options and
employee stock puchase plan shares (in millions)	0.3	0.6	0.3	1.2
Effect of restricted shares issued (in millions)	0.4	--	0.3	--
Diluted weighted average common shares (in millions)	91.5	78.1	85.5	77.6

Basic net earnings per share	$0.31	$0.24	$0.71	$0.43
Diluted net earnings per share	$0.31	$0.24	$0.71	$0.42

Note 10.	Comprehensive Earnings

Comprehensive earnings is defined as all changes in a company's net assets except changes resulting from transactions with shareholders. It differs from net earnings in that certain items currently recorded to equity would be a part of comprehensive earnings.

The following table sets forth the computation of comprehensive earnings for the periods presented:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
Net earnings	$28.4	$18.7	$60.5	$32.5
Other comprehensive earnings:
Foreign exchange translation adjustment and other	3.9	6.6	6.4	8.0
Comprehensive earnings	$32.3	$25.3	$66.9	$40.5

Note11.	Accounting for Uncertainty in Income Taxes

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

During the quarter ended March 31, 2007, and as a result of the finalization of a tax credit study related to prior periods, the Company’s liability for unrecognized tax benefits increased by $2.5 to $7.4.  It is reasonably possible that the amount of liability for unrecognized tax benefits will change in the next twelve months; however, the Company does not expect the change to have a significant impact on the Company’s consolidated financial statements.

The Company is not currently subject to U.S. federal, state or non-U.S. income tax examinations in any material jurisdictions in which the Company operates.  With minor exceptions, the Company is currently open to audit by the tax authorities for the tax years ending December 31, 2003 through December 31, 2006.

The Company classifies interest and penalties related to income taxes as income tax expense.  The amount included in the Company’s liability for unrecognized tax benefits for interest and penalties as of the date of adoption was under $1.0 and this amount did not materially change as of June 30, 2007.

Note 12.	Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (SFAS 157).  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The adoption of SFAS 157 is not expected to have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (SFAS 158) which requires the recognition of the over-funded or under-funded status of single-employer defined benefit pension plans and other postretirement plans in the financial statements at a company’s year end and recognition of changes in the funded status through comprehensive income in the year in which the changes occur.  SFAS 158 is effective as of December 31, 2006.  The adoption of SFAS 158 did not have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115” (SFAS 159).  SFAS 159 allows companies to measure at fair value most financial assets and liabilities that are currently required to be measured in a different manner, such as based on their carrying amount.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  The adoption of SFAS 159 is not expected to have a material impact on the Company’s consolidated financial statements.

[Remainder of page intentionally left blank]

BE AEROSPACE, INC.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(Dollars In Millions, Except As Noted And Per Share Data)

OVERVIEW

The following discussion and analysis addresses the results of our operations for the three months ended June 30, 2007, as compared to our results of operations for the three months ended June 30, 2006. The discussion and analysis also addresses our results of operations for the six months ended June 30, 2007, as compared to our results of operations for the six months ended June 30, 2006.  In addition, the discussion and analysis addresses our liquidity, financial condition and other matters for these periods.

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

•	both chemical and gaseous aircraft oxygen delivery, distribution and storage systems, protective breathing equipment and lighting products;

•
business jet and general aviation interior products, including an extensive line of executive aircraft seats, direct and indirect overhead lighting systems, oxygen delivery systems, air valve systems, high-end furniture and cabinetry; and

•	a broad line of aerospace fasteners, covering over 175,000 stock keeping units (SKUs) serving the commercial aircraft, business jet and military and defense industries.

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

Net sales by reportable segment for the three and six month periods ended June 30, 2007 and June 30, 2006 were as follows:

	THREE MONTHS ENDED				SIX MONTHS ENDED
	June 30, 2007		June 30, 2006		June 30, 2007		June 30, 2006
	Net	% of	Net	% of	Net	% of	Net	% of
	Sales	Net Sales	Sales	Net Sales	Sales	Net Sales	Sales	Net Sales
Seating	$145.4	36.5%	$103.0	37.9%	$289.8	36.9%	$184.2	35.5%
Interior Systems	85.6	21.5%	63.5	23.4%	166.7	21.2%	119.8	23.1%
Distribution	96.3	24.2%	55.0	20.3%	193.2	24.6%	108.7	21.0%
Business Jet	44.5	11.2%	34.4	12.7%	88.6	11.3%	74.2	14.3%
Engineering Services	26.4	6.6%	15.6	5.7%	47.7	6.0%	31.8	6.1%
	$398.2	100.0%	$271.5	100.0%	$786.0	100.0%	$518.7	100.0%

Net sales by geographic area (based on destination) for the three and six month periods ended June 30, 2007 and June 30, 2006 were as follows:

	THREE MONTHS ENDED				SIX MONTHS ENDED
	June 30, 2007		June 30, 2006		June 30, 2007		June 30, 2006
	Net	% of	Net	% of	Net	% of	Net	% of
	Sales	Net Sales	Sales	Net Sales	Sales	Net Sales	Sales	Net Sales
United States	$168.7	42.4%	$113.1	41.7%	$339.1	43.1%	$216.3	41.7%
Europe	120.1	30.2%	81.2	29.9%	248.1	31.6%	153.3	29.6%
Asia	77.7	19.5%	54.3	20.0%	144.3	18.4%	113.0	21.8%
Rest of World	31.7	7.9%	22.9	8.4%	54.5	6.9%	36.1	6.9%
	$398.2	100.0%	$271.5	100.0%	$786.0	100.0%	$518.7	100.0%

Net sales from our domestic and foreign operations for the three and six month periods ended June 30, 2007 and June 30, 2006 were as follows:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Domestic	$239.7	$167.6	$485.6	$337.7
Foreign	158.5	103.9	300.4	181.0
Total	$398.2	$271.5	$786.0	$518.7

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

We also believe in providing our businesses with the tools required to remain competitive. In that regard, we have invested, and will continue to invest, in property and equipment that enhances our productivity. Over the past three years, annual capital expenditures ranged from $14 - $24. Taking into consideration our record backlog, targeted capacity utilization levels, recent capital expenditure investments and current industry conditions, we anticipate capital expenditures of approximately $32 over the next twelve months.

International airline competition for higher margin international travelers and improving worldwide industry conditions have resulted in strong demand for our products and services, as demonstrated by bookings of approximately $450 during the second quarter of fiscal 2007.  At June 30, 2007, backlog was approximately $1,900, which represents an increase of approximately 30%, compared to our backlog at June 30, 2006.  We expect continuing strong demand for the next several years as industry conditions continue to improve.  As worldwide air traffic grows and airlines add capacity and upgrade the cabin interiors of existing active aircraft, we expect our aftermarket activities to continue to grow. According to IATA, during the year ended December 31, 2006, the global airline industry expanded airline capacity by approximately 4.6% in response to an approximately 5.9% increase in global air traffic. In addition, as a result of the severity of the post-September 11, 2001 downturn, many carriers, particularly in the United States, have deferred interior refurbishments for a number of years. The U.S. carriers have just begun the process of upgrading their international fleets and we believe there are substantial additional growth opportunities with domestic airlines for retrofit programs, particularly for the twin-aisle aircraft that service international routes.

[Remainder of page intentionally left blank]

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2007, AS COMPARED TO THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2006
(Dollars In Millions, Except Per Share Data)

Sales for each of our segments are set forth in the following table:

	NET SALES
	Three Months Ended June 30,
	($ in millions)
	2007	2006	Change	Percent Change

Seating	$145.4	$103.0	$42.4	41.2%
Interior Systems	85.6	63.5	22.1	34.8%
Distribution	96.3	55.0	41.3	75.1%
Business Jet	44.5	34.4	10.1	29.4%
Engineering Services	26.4	15.6	10.8	69.2%
Total	$398.2	$271.5	$126.7	46.7%

Net sales for the three months ended June 30, 2007 were $398.2, an increase of $126.7 or 46.7%, as compared to the same period in the prior year.

The 41.2% increase in revenue for the seating segment reflects significant market share gains and a substantially higher level of aftermarket, retrofit and refurbishment activity, as well as demand created by new aircraft deliveries.  The interior systems segment revenue growth of 34.8% reflected the higher level of new aircraft deliveries as well as substantial aftermarket revenue growth.  The interior systems segment organic revenue growth rate, presented as if the Draeger acquisition had occurred on January 1, 2006, was 16.9%.

 The distribution segment revenue growth of 75.1% was primarily a result of a significant expansion in product lines, a broad-based increase in aftermarket demand for aerospace fasteners, a channel shift from original equipment manufacturers (OEM) to subcontractors, which tend to acquire fasteners from distributors, and continued market share gains.  Organic revenue growth rate for the distribution segment, presented as if the New York Fasteners acquisition had occurred on January 1, 2006, was 33.2%.

Business jet segment revenues increased by $10.1 or 29.4%, as a result of the higher level of new business jet deliveries and an increase in super first class revenues.  Engineering services segment revenue growth of $10.8 or 69.2% was a result of a higher level of engineering design, program management and certification activities.

Gross profit for the second quarter of 2007 was $140.6, or 35.3% of net sales, and represented an increase of $44.2 or 45.9%, as compared to the same period last year.  The gross margin for the second quarter of 2007 was lower than the prior year of 35.5% primarily due to strong revenue growth at distribution and engineering services segments, which, due to the nature of their operations (services and distribution), have gross margins which are lower than our consolidated gross margin.

Engineering, research and development expenses for the current quarter were $30.3, or 7.6% of sales, versus $21.7 or 8.0% of sales in the same period in the prior year and reflect the higher level of spending associated with a higher level of design, development and certification activities, primarily in the seating and interior systems segments.  The 40 basis point decline in engineering, research and development expenses as a percentage of sales reflects the operating leverage of our business.

Selling, general and administrative expenses in the second quarter of 2007 were $50.8, or 12.8% of net sales, versus $39.4 or 14.5% of sales in the same period in the prior year.  This reflects a higher level of selling, marketing and product support costs ($3.7), and increased compensation and benefits expense ($5.2) required to support the 46.7% increase in revenues and the 30% increase in backlog from June 30, 2006.  The 170 basis point decline in the selling, general and administrative expenses as a percentage of sales reflects the operating leverage of our business.

Operating earnings for the second quarter of 2007 of $59.5 increased by $24.2 or 68.6% as compared to the same period in the prior year.  The 68.6% growth in operating earnings as compared to the second quarter of last year was driven primarily by the 46.7% increase in net sales and a 190 basis point expansion in operating margin.  Revenue growth was driven primarily by robust market conditions as well as significant market share gains which included strong retrofit program deliveries and a higher level of new aircraft deliveries. The 14.9% operating margin was 190 basis points higher than the same period last year and was due to the revenue growth at the seating and distribution segments, a 220 basis point increase in the operating margin for the seating segment and a 490 basis point increase in the operating margin for the business jet segment.  Organic sales and operating earnings growth for the second quarter of 2007 were 33.4% and 62.8%, respectively, presented as if the acquisitions of Draeger Aerospace GmbH (Draeger) and New York Fasteners Corp. (NYF) had occurred on January 1, 2006.

The following is a summary of operating earnings performance by segment:

	OPERATING EARNINGS
	Three Months Ended June 30,
	($ in millions)
	2007	2006	Change	Percent Change

Seating	$16.8	$9.7	$7.1	73.2%
Interior Systems	15.5	11.8	3.7	31.4%
Distribution	21.8	11.8	10.0	84.7%
Business Jet	4.5	1.8	2.7	150.0%
Engineering Services	0.9	0.2	0.7	350.0%
Total	$59.5	$35.3	$24.2	68.6%

     Operating earnings at the seating segment of $16.8 in the second quarter of 2007 increased by $7.1 or 73.2% versus the same period in the prior year.  The seating segment operating margin of 11.6% expanded by 220 basis points versus the same period in the prior year due to the $42.4 or 41.2% increase in revenues, an improved product mix and operating leverage at the higher sales volume.  Operating earnings at the interior systems segment of $15.5 increased $3.7, or 31.4%, versus the same period in the prior year.  As expected, the operating margin at the interior systems segment of 18.1% although strong, was negatively impacted by the Draeger acquisition and integration costs and expenses related thereto.  The interior systems segment operating margin is expected to expand in 2008 and beyond as the Draeger acquisition integration activities are completed.

 Distribution segment operating earnings in the second quarter of 2007 of $21.8, was 84.7% greater than the same period in the prior year and represents a 22.6% operating margin.  The distribution segment operating margin was negatively impacted by the NYF acquisition and integration costs related thereto. The distribution segment operating margin expanded by 110 basis points as compared to the second quarter of 2006 notwithstanding the negative impact of the NYF acquisition and integration activities related thereto.

Operating earnings at the business jet segment increased by $2.7 or 150% as compared to the same period in the prior year, as a result of the 29.4% increase in sales and an improvement in both manufacturing efficiency and operating leverage.  The 10.1% operating margin at the business jet segment reflects a 490 point expansion versus the same period in the prior year.  Operating earnings at the engineering services segment improved by $0.7, as a result of the 69.2% increase in revenues and an improved mix of program revenues.

 Interest expense for the second quarter of 2007 was $4.1 and was $4.6 lower than the interest expense recorded in the same period in the prior year as a result of the Company’s redemption of its $250 aggregate principal amount of 8 7/8 percent senior subordinated notes due 2011 and the prepayment of $100 of term loan borrowings during the second quarter of 2007.  The Company recorded debt prepayment costs of $11.0 related to these prepayments.

      Income taxes were $16.0 or 36% of earnings before taxes.  The tax rate in the second quarter was 36%, versus a 30% rate in the prior year.  We expect our consolidated effective tax rate for 2007 to be approximately 35% of earnings before income taxes.

      Net earnings for the second quarter of 2007 were $28.4, or $0.31 per diluted share versus net earnings of $18.7, or $0.24 per diluted share in the second quarter of 2006 despite the 17% increase in weighted average number of shares outstanding in the second quarter of 2007 compared to the same period in 2006, a 36% tax rate in the second quarter of 2007 versus 30% in 2006, and debt prepayment costs of $11.0 in second quarter of 2007.  Debt prepayment costs of $11.0 in the second quarter of 2007 reduced net earnings per diluted share by approximately $0.08 per diluted share.

[Remainder of page intentionally left blank]

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2007, AS COMPARED TO THE RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2006
(Dollars In Millions, Except Per Share Data)

Sales for each of our segments are set forth in the following table:

	NET SALES
	Six Months Ended June 30,
	($ in millions)
	2007	2006	Change	Percent Change

Seating	$289.8	$184.2	$105.6	57.3%
Interior Systems	166.7	119.8	46.9	39.1%
Distribution	193.2	108.7	84.5	77.7%
Business Jet	88.6	74.2	14.4	19.4%
Engineering Services	47.7	31.8	15.9	50.0%
Total	$786.0	$518.7	$267.3	51.5%

Net sales for the six months ended June 30, 2007 were $786.0, an increase of $267.3 or 51.5%, as compared to the same period in the prior year.

The 57.3% increase in revenues for the seating segment reflects significant market share gains and a substantially higher level of aftermarket, retrofit and refurbishment activity, as well as demand created by new aircraft deliveries.  The interior systems segment revenue growth of 39.1% reflected the higher level of new aircraft deliveries as well as substantial aftermarket revenue growth.  The interior systems segment organic revenue growth rate, presented as if the Draeger acquisition had occurred on January 1, 2006, was 22.0%.

 The distribution segment delivered revenue growth of 77.7%, as a result of a significant expansion in product line, a broad-based increase in aftermarket demand for aerospace fasteners, a channel shift from OEM’s to subcontractors which tend to acquire fasteners from distributors and continued market share gains. Organic revenue growth rate for the distribution segment, presented as if the New York Fasteners acquisition had occurred on January 1, 2006, was 37.9%.

Business jet segment revenues increased by 19.4%, as a result of the higher level of new business jet deliveries and somewhat higher super first class revenues.  Engineering services segment revenue growth of $15.9 or 50.0% was a result of the higher level of engineering design, program management and certification activities.

Gross profit for the six months ended June 30, 2007 was $274.9, or 35.0% of sales, and represented an increase of $92.0 or 50.3%, as compared to the same period last year.  The Company’s 2007 gross margin was somewhat lower than the prior year of 35.3% primarily due to strong revenue growth at distribution and engineering services segments, which due to the nature of their operations (services and distribution) have gross margins which are somewhat lower than our consolidated gross margin.

Engineering, research and development expenses for the six months ended June 30, 2007 were $57.5 or 7.3% of sales, versus $40.1 or 7.7% of sales in the same period in the prior year and reflect the Draeger acquisition, higher level of spending associated with a higher level of design, development and certification activities primarily in the seating and interior systems segment.  The 40 basis point decline in engineering, research and development expenses as a percentage of sales reflects the operating leverage of our business.

Selling, general and administrative expenses for the six months ended June 30, 2007 were $101.5, or 12.9% of sales, versus $76.4 or 14.7% of sales in the same period in the prior year.  This reflects a higher level of selling, marketing and product support costs ($8.0), and increased compensation and benefits ($10.7) required to support the 51.5% increase in revenues and the 30% increase in backlog from June 30, 2006.  The 180 basis point decline in the selling, general and administrative expenses as a percentage of sales reflects the operating leverage of our business.

Operating earnings for the six months ended June 30, 2007 of $115.9 increased by $49.5 or 74.5% as compared to the same period in the prior year.  The 74.5% growth in operating earnings as compared to the second quarter of last year was driven primarily by the 51.5% increase in revenues and 190 basis point expansion in operating margin. Revenue growth was driven primarily by strong retrofit program deliveries reflecting significant market gains.  Organic sales and operating earnings growth for the six months ended June 30, 2007 presented as if the 2006 Acquisitions had occurred on January 1, 2006, were 38.6% and 74.7%, respectively.

The following is a summary of operating earnings performance by segment:

	OPERATING EARNINGS
	Six Months Ended June 30,
	($ in millions)
	2007	2006	Change	Percent Change

Seating	$33.7	$15.5	$18.2	117.4%
Interior Systems	30.1	22.3	7.8	35.0%
Distribution	41.5	23.6	17.9	75.8%
Business Jet	8.9	5.6	3.3	58.9%
Engineering Services	1.7	(0.6)	2.3	NM
Total	$115.9	$66.4	$49.5	74.5%

     Operating earnings at the seating segment of $33.7 for the six months ended June 30, 2007 increased by $18.2 or 117.4% versus the same period in the prior year due to both a 57.3% increase in revenue and a 320 basis point expansion in operating margin to 11.6% of sales.  Operating earnings at the interior systems segment of $30.1 increased $7.8, or 35.0%, versus the same period in the prior year due to a 39.1% increase in revenue.  The operating margin for the interior systems segment was negatively impacted by the Draeger acquisition and costs of integration related thereto.  The interior systems segment operating margin is expected to expand significantly in 2008 and beyond as the Draeger acquisition integration activities are completed.

Distribution segment operating earnings of $41.5 increased by $17.9 or 75.8% as a result of the 77.7% increase in revenues.  Operating margin for the distribution segment was negatively impacted by New York Fastener’s acquisition and integration costs related thereto. The distribution segment operating margin is expected to expand in 2008 and beyond as the NYF acquisition integration activities are completed.

The business jet operating earnings were $8.9, an increase of $3.3 or 58.9% compared to the same period in the prior year, reflecting the solid operating performance from our core business jet operations. Operating earnings at the engineering services segment improved by $2.3, due to the 50.0% increase in revenues and an improved mix of program revenues.

Interest expense for the six months ended June 30, 2007 was $14.7 and was $3.5 lower than the interest expense recorded in the same period in the prior year as a result of the Company’s redemption of its $250 aggregate principal amount 8 7/8 percent senior subordinated notes due 2011 and the prepayment of $100 of term loan borrowings during the second quarter of 2007.  The Company recorded debt prepayment costs of $11.0 related to these debt payments.

        Income taxes were $29.7 or 32.9% of earnings before taxes.  The tax rate for the six months ended June 30, 2006 was 30.0%.  We expect our consolidated effective tax rate for 2007 to be approximately 35% of earnings before income taxes.

      Net earnings for the six months ended June 30, 2007 were $60.5, or $0.71 per diluted share versus net earnings of $32.5, or $0.42 per diluted share for the six months ended June 30, 2006, representing increases in net earnings and diluted earnings per share of 86.2% and 69.0%, respectively.  Debt prepayment costs in the second quarter of 2007 of $11.0 reduced earnings per diluted share by $0.08.

LIQUIDITY AND CAPITAL RESOURCES

Current Financial Condition

     Our liquidity requirements consist of working capital needs, ongoing capital expenditures and payments of interest and principal on our indebtedness. Our primary requirements for working capital are directly related to the level of our operations.  Working capital consists primarily of accounts receivable and inventories, which fluctuate with the sales of our products. Our working capital was $588.3 as of June 30, 2007, as compared to $456.0 as of December 31, 2006.  The increase in working capital from December 31, 2006 to June 30, 2007 was primarily due to planned investments in inventories at the distribution segment and the higher level of accounts receivable and inventories to support the business at the substantially higher revenue levels.  At June 30, 2007, there was $150.0 of term loan borrowings outstanding under our senior secured credit facility which consists of a $200.0 revolving credit facility and a $300.0 term loan (Senior Secured Credit Facility).  There were no borrowings under our revolving credit facility of our Senior Secured Credit Facility.  The $250.0 aggregate principal amount of 8 7/8% senior subordinated notes due 2011 were redeemed in full on May 1, 2007.

Cash Flows

At June 30, 2007, our cash and revolving credit facility available under our Senior Secured Credit Facility was $227.0 compared to $260.5 at December 31, 2006.  Cash used in operating activities was $41.5 for the six months ended June 30, 2007, as compared to $13.9 of cash generated from operations in the same period in the prior year.  The primary sources of cash from operations during the six months ended June 30, 2007 were net earnings of $60.5 and a higher level of accounts payable and accrued liabilities arising from the higher revenue volume.  The primary source of cash from financing activities during the six months ended June 30, 2007 was from the common stock offering of $380.6.  These sources of cash were offset by the higher level of accounts receivable ($43.4) and inventories ($120.1) discussed above.

Capital Spending

Our capital expenditures were $14.7 and $10.8 during the six months ended June 30, 2007 and 2006, respectively.  We anticipate capital expenditures of approximately $32 for the next twelve months. We have no material commitments for capital expenditures. We have, in the past, generally funded our capital expenditures from cash from operations and funds available to us under bank credit facilities. We expect to fund future capital expenditures from cash on hand, from operations and from funds available to us under our senior secured credit facility. Between 1989 and 2006, we completed 26 acquisitions for an aggregate purchase price of approximately $1.1 billion. Following these acquisitions, we rationalized the businesses, reduced headcount by approximately 4,500 employees and eliminated 22 facilities.  We have financed these acquisitions primarily through issuances of debt and equity securities.

Outstanding Debt and Other Financing Arrangements

We redeemed $250 aggregate principal amount of 8 7/8% senior subordinated notes due 2011 in full on May 1, 2007.  In addition, in April 2007, we prepaid $100 million of term loan borrowings under our Senior Secured Credit Facility.

 Long-term debt at June 30, 2007 consisted principally of $150 of term loan borrowings under our Senior Secured Credit Facility.

Term loan borrowings under the Senior Secured Credit Facility bear interest at an annual rate equal to LIBOR plus 125 basis points (7.12% at June 30, 2007).  Revolving credit borrowings under the senior secured credit facility, if any, will initially bear interest at an annual rate equal to LIBOR plus 125 basis points (7.12% at June 30, 2007).

Contractual Obligations

    During the six-month period ended June 30, 2007 we redeemed our 8 7/8% senior subordinated notes due 2011 and prepaid $100 million of term loan borrowings under our Senior Secured Credit Facility. The following chart reflects our contractual obligations and commercial commitments as of June 30, 2007.  Commercial commitments include lines of credit, guarantees and other potential cash outflows resulting from a contingent event that requires performance by us or our subsidiaries pursuant to a funding commitment.

Contractual Obligations (1)	2007	2008	2009	2010	2011	Thereafter	Total
Long-term debt and other non-current liabilities	$-	$1.7	$1.0	$2.0	$2.0	$154.3	$161.0
Operating leases	9.4	17.7	11.6	8.5	7.5	56.7	111.4
Purchase obligations (2)	13.3	15.4	5.3	2.4	1.9	1.7	40.0
Future interest payment on outstanding debt (3)	5.8	11.4	11.4	11.3	11.0	7.0	57.9
Total	$28.5	$46.2	$29.3	$24.2	$22.4	$219.7	$370.3

Commercial Commitments
Letters of Credit	$4.0	$-	$-	$-	$-	$-	$4.0

(1)
Our liability for unrecognized tax benefits of $7.4 at June 30, 2007 has been omitted from the above table because we cannot determine with certainty when this liability will be settled.  It is reasonably possible that the amount of liability for unrecognized tax benefits will change in the next twelve months; however, we do not expect the change to have a significant impact on our consolidated financial statements.

(2)
Occasionally we enter into purchase commitments for production materials and other items, which are reflected in the table above.  We also enter into unconditional purchase obligations with various vendors and suppliers of goods and services in the normal course of operations through purchase orders or other documentation or just with an invoice.  Such obligations are generally outstanding for periods less than a year and are settled by cash payments upon delivery of goods and services and are not reflected in purchase obligations.

(3)
Interest payments include estimated amounts due on the $150.0 outstanding on the term loan of our Senior Secured Credit Facility, based on the actual rate of interest at June 30, 2007.  Actual interest payments will fluctuate based on LIBOR pursuant to the terms of the Senior Secured Credit Facility.

We believe that our cash flows, together with cash on hand and the availability under the Senior Secured Credit Facility, provide us with the ability to fund our operations, make planned capital expenditures and make scheduled debt service payments for at least the next twelve months. However, such cash flows are dependent upon our future operating performance, which, in turn, is subject to prevailing economic conditions and to financial, business and other factors, including the conditions of our markets, some of which are beyond our control. If, in the future, we cannot generate sufficient cash from operations to meet our debt service obligations, we will need to refinance such debt obligations, obtain additional financing or sell assets. We cannot assure you that our business will generate cash from operations or that we will be able to obtain financing from other sources sufficient to satisfy our debt service or other requirements.

Off-Balance Sheet Arrangements

Lease Arrangements

We finance our use of certain equipment under committed lease arrangements provided by various financial institutions. Since the terms of these arrangements meet the accounting definition of operating lease arrangements, the aggregate sum of future minimum lease payments is not reflected in our consolidated balance sheet.  Future minimum lease payments under these arrangements aggregated approximately $111.4 at June 30, 2007.

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

Deferred Tax Assets

We maintained a valuation allowance of approximately $15.5 as of June 30, 2007 primarily related to our domestic capital loss carryforwards because of uncertainties that preclude us from determining that it is more likely than not that we will be able to generate sufficient capital gain income and realize the tax benefit during the applicable carryforward period.

RECENT ACCOUNTING PRONOUNCEMENTS

For a discussion of Recent Accounting Pronouncements, refer to Note 12 of our Condensed Consolidated Financial Statements included in Part 1, Item 1 of this report.

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

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include all statements that do not relate solely to historical or current facts, including statements regarding implementation and expected benefits of lean manufacturing and continuous improvement plans, our dealings with customers and partners, the consolidation of facilities, reduction of our workforce, integration of acquired businesses, ongoing capital expenditures, the impact of the large number of grounded aircraft on demand for our products and our underlying assets, the adequacy of funds to meet our capital requirements, the ability to refinance our indebtedness, if necessary, the reduction of debt, the potential impact of new accounting pronouncements, the impact on our business from the September 11, 2001 terrorist attacks, SARS outbreak and war in Iraq and the impact on our business of the recent increases in passenger traffic and projected increases in passenger traffic and the size of the airline fleet.  These forward-looking statements include risks and uncertainties, and our actual experience and results may differ materially from that anticipated in such statements. Factors that might cause such a difference include those discussed in our filings with the Securities and Exchange Commission, under the heading "Risk Factors" in our Annual Report on Form 10-K, as well as future events that may have the effect of reducing our available operating income and cash balances, such as unexpected operating losses, the impact of rising fuel prices on our airline customers, outbreaks in national or international hostilities, terrorist attacks, prolonged health issues which reduce air travel demand (e.g., SARS), delays in, or unexpected costs associated with, the integration of our acquired or recently consolidated businesses, conditions in the airline industry, conditions in the business jet industry, problems meeting customer delivery requirements, our success in winning new or expected refurbishment contracts from customers, capital expenditures, cash expenditures related to possible future acquisitions, facility closures, product transition costs, labor disputes involving us, our significant customers or airframe manufacturers, the possibility of a write-down of intangible assets, delays or inefficiencies in the introduction of new products or fluctuations in currency exchange rates.

Except as required under the federal securities laws and rules and regulations of the SEC, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented herein. These statements should be considered only after carefully reading the risk factors and the other information in our Annual Report on Form 10-K and this entire Form 10-Q.

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

From time to time, we and our foreign subsidiaries may enter into foreign currency exchange contracts to manage risk on transactions conducted in foreign currencies. At June 30, 2007, we had no outstanding forward currency exchange contracts.  In addition, we have not entered into any other derivative financial instruments.

Interest Rates– At June 30, 2007, we had adjustable rate debt totaling $150.0  We have redeemed $250.0 of the fixed rate debt on May 1, 2007 and prepaid $100.0 of the adjustable rate debt in April, 2007.  The weighted average interest rates for the adjustable rate debt was approximately 7.12% at June 30, 2007.  If interest rates on variable rate debt were to increase by 10% above current rates, our pretax income would decline by approximately $1.1. We do not engage in transactions intended to hedge our exposure to changes in interest rates.

As of June 30, 2007, we maintained a portfolio of securities consisting mainly of taxable, interest-bearing deposits with weighted average maturities of less than three months.  If short-term interest rates were to increase or decrease by 10%, we estimate interest income would increase or decrease by approximately $0.2.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

    The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness, as of June 30, 2007, of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company’s periodic filings with the Securities and Exchange Commission.

Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the second quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

[Remainder of page intentionally left blank]

PART II – OTHER INFORMATION

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

Item 4. Submission of Matters to a Vote of Security Holders

Annual meeting took place on July 11, 2007.

1.  Class I Directors elected – Jim C. Cowart and Arthur E. Wegner.  Directors whose term of office continued after meeting (Class II and III) –     Robert J. Khoury, Jonathan M. Schofield, Charles L.  Chadwell, Richard G. Hamermesh and Amin J. Khoury.

2.  Proposal to Adopt the MacBride Principles

The number of shares voted for, against and abstained/withheld were as follows:

	For	Against	Abstain Withheld	Unvoted
1. Election of Class I Directors
Jim C. Cowart	72,102,015	0	11,622,360	0
Arthur E. Wegner	75,940,632	0	7,783,743	0
2. Proposal to Adopt the MacBride Principles	7,962,794	55,187,711	11,234,459	9,339,411

Item 5. Other Information
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

BE AEROSPACE, INC.

Date: August 2, 2007	By:	/s/ Amin J. Khoury
Amin J. Khoury
Chairman and
Chief Executive Officer

Date: August 2, 2007	By:	/s/ Thomas P. McCaffrey
Thomas P. McCaffrey
Senior Vice President of
Administration and Chief Financial Officer