Form 10-Q
period 2007-09-30
BE AEROSPACE INC
filed 2007-11-06
CIK 861361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For The Quarterly Period Ended September 30, 2007

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

The registrant has one class of common stock, $0.01 par value, of which 92,577,891 shares were outstanding as of October 31, 2007.

BE AEROSPACE, INC.

Form 10-Q for the Quarter Ended September 30, 2007

PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BE AEROSPACE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Dollars in Millions, Except Share Data)
	September 30,	December 31,
	2007	2006

ASSETS

Current assets:
Cash and cash equivalents	$51.2	$65.0
Accounts receivable – trade, less allowance for doubtful
accounts ($4.8 at September 30, 2007 and $4.7 at
December 31, 2006)	222.9	172.9
Inventories, net	595.9	420.9
Deferred income taxes, net	53.5	53.1
Other current assets	20.1	13.8
Total current assets	943.6	725.7

Property and equipment, net of accumulated depreciation
($152.3 at September 30, 2007 and $142.1 at
December 31, 2006)	112.9	107.9
Goodwill	474.8	457.2
Identifiable intangible assets, net of accumulated amortization
($114.5 at September 30, 2007 and $104.6 at
December 31, 2006)	144.4	160.6
Deferred income taxes, net	3.0	27.9
Other assets, net	26.0	18.4
	$1,704.7	$1,497.7

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$190.8	$166.9
Accrued liabilities	103.7	100.9
Current maturities of long-term debt	1.6	1.9
Total current liabilities	296.1	269.7

Long-term debt, net of current maturities	151.5	502.0
Deferred income taxes, net	21.1	10.0
Other non-current liabilities	19.3	10.0

Commitments, contingencies and off-balance sheet
arrangements (Note 6)
Stockholders' equity:
Preferred stock, $0.01 par value; 1.0 million shares
authorized; no shares outstanding	--	--
Common stock, $0.01 par value; 200.0 million shares
authorized; 92.5 million (September 30, 2007) and
79.5 million (December 31, 2006) shares issued
and outstanding	0.9	0.8
Additional paid-in capital	1,319.0	927.2
Accumulated deficit	(132.1)	(234.8)
Accumulated other comprehensive income	28.9	12.8
Total stockholders' equity	1,216.7	706.0
	$1,704.7	$1,497.7

See accompanying notes to condensed consolidated financial statements.

BE AEROSPACE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
(In Millions, Except Per Share Data)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006

Net sales	$428.2	$287.9	$1,214.2	$806.6
Costs and operating expenses:
Cost of sales	281.5	187.1	792.6	522.9
Selling, general and administrative	48.4	39.7	149.9	116.1
Research, development and
engineering	35.1	22.2	92.6	62.3
Total costs and expenses	365.0	249.0	1,035.1	701.3
Operating earnings	63.2	38.9	179.1	105.3

Operating earnings percentage	14.8%	13.5%	14.8%	13.1%

Interest expense, net	3.1	9.7	17.8	27.9
Debt prepayment costs	--	17.0	11.0	18.8

Earnings before income taxes	60.1	12.2	150.3	58.6

Income tax expense (benefit)	15.6	(19.2)	45.3	(5.3)

Net earnings	$44.5	$31.4	$105.0	$63.9

Net earnings per common share:

Basic	$0.49	$0.40	$1.21	$0.83
Diluted	$0.48	$0.40	$1.20	$0.82

Weighted average common shares:

Basic	91.2	77.7	87.0	76.8
Diluted	91.9	78.6	87.7	77.9

See accompanying notes to condensed consolidated financial statements.

BE AEROSPACE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in Millions)

	NINE MONTHS ENDED
	September 30,	September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$105.0	$63.9
Adjustments to reconcile net earnings to net cash flows (used in)
provided by operating activities:
Depreciation and amortization	25.7	21.4
Provision for doubtful accounts	0.7	1.6
Non-cash compensation	7.9	1.0
Deferred income taxes	41.7	(10.0)
Debt prepayment costs	11.0	18.8
Loss on disposal of property and equipment	0.4	--
Changes in operating assets and liabilities:
Accounts receivable	(45.9)	(4.7)
Inventories	(169.5)	(111.7)
Other current assets and other assets	(17.1)	4.7
Payables, accruals and other liabilities	21.8	36.8
Net cash flows (used in) provided by operating activities	(18.3)	21.8

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(21.7)	(15.9)
Acquisitions, net of cash acquired	(0.4)	(145.3)
Net cash flows used in investing activities	(22.1)	(161.2)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock issued	384.1	25.2
Debt facility and prepayment costs	(7.4)	(18.9)
Proceeds from long-term debt	--	374.2
Principal payments on long term debt	(351.6)	(499.3)
Borrowings on line of credit	70.0	150.0
Prepayments on line of credit	(70.0)	(150.0)
Net cash flows provided by (used in) financing activities	25.1	(118.8)

Effect of foreign exchange rate changes on cash and cash equivalents	1.5	1.3

Net decrease in cash and cash equivalents	(13.8)	(256.9)

Cash and cash equivalents, beginning of period	65.0	356.0

Cash and cash equivalents, end of period	$51.2	$99.1

Supplemental disclosures of cash flow information:
Cash paid during period for:
Interest, net	$23.3	$32.6
Income taxes, net	$1.8	$2.0

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

Note 2.                  Business Combinations

The Company completed two acquisitions during the third quarter of 2006.  The acquisitions were accounted for as purchases under Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.”  The assets purchased and liabilities assumed for these acquisitions have been reflected in the accompanying condensed consolidated balance sheets.  Results of operations for the acquisitions are included in the accompanying condensed consolidated statement of earnings for the quarter and nine month periods ended September 30, 2007.

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

     The Company completed the allocation of the purchase price for Draeger during 2007.  The excess of the purchase price over the fair value of the identifiable net tangible assets acquired approximated $65.0 of which $13.7 has been allocated to intangible assets and $51.3 is included in goodwill.  This goodwill is not deductible for tax purposes.

          New York Fasteners Corp.

In September 2006, the Company acquired New York Fasteners Corp. (New York Fasteners), a privately-held company. The cash purchase price was approximately $67.3.

     New York Fasteners is a distributor of aerospace fasteners and hardware primarily to the military sector.  The integration of New York Fasteners into the Company’s distribution segment is expected to create procurement and operational synergies and expand the Company’s overall penetration into the military sector.

     The Company completed the allocation of the purchase price for New York Fasteners during 2007.  The excess of the purchase price over the fair value of the identifiable net tangible assets acquired approximated $48.3 of which $5.5 has been allocated to intangible assets and $42.8 is included in goodwill. This goodwill is deductible for tax purposes.

    Consolidated proforma revenues, net earnings and net earnings per share giving effect to the Draeger and New York Fasteners acquisitions, as if they had occurred on January 1, 2006, were approximately $301.5, $30.3 and $0.39 for the three month period ended September 30, 2006, respectively, and $868.4, $62.8 and $0.81 for the nine month period ended September 30, 2006, respectively.

Note 3.                 Inventories

Inventories are stated at the lower of cost or market. Cost is determined using FIFO or the weighted average cost method.  Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs. Inventories consist of the following:

	September 30, 2007	December 31, 2006
Purchased materials and component parts	$147.0	$96.8
Work-in-process	30.1	21.7
Finished goods (primarily aftermarket fasteners)	418.8	302.4
	$595.9	$420.9

Note 4.                  Goodwill and Intangible Assets

In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets”, the Company has completed the fair value analysis for goodwill and other intangible assets as of December 31, 2006, and concluded that no impairment existed.  As of September 30, 2007, the Company believed that no indicators of impairment existed.  Aggregate amortization expense on identifiable intangible assets was approximately $2.6 and $2.6 for the three months ended September 30, 2007 and 2006, respectively and $8.4 and $7.5 for the nine months ended September 30, 2007 and 2006, respectively.  The Company expects to report amortization expense of approximately $12 to $13 in each of the next five fiscal years.

Note 5.                  Long-Term Debt

In July 2006 and, as amended and restated on August 24, 2006, the Company entered into a new senior secured credit facility (the “Senior Secured Credit Facility”), consisting of a five-year $200.0 revolving credit facility and a six-year $300.0 term loan.  The Senior Secured Credit Facility also provides for the ability of the Company to add additional term loan borrowings in the amount of up to $75.0 upon satisfaction of certain customary conditions, including commitments from lenders.

Revolving credit facility borrowings under the Senior Secured Credit Facility would currently bear interest at an annual rate equal to the London interbank offered rate (LIBOR) plus 125 basis points.  There were no borrowings outstanding on the revolving credit facility of the Senior Secured Credit Facility at September 30, 2007.  Term loan borrowings under the Senior Secured Credit Facility bear interest at an annual rate equal to LIBOR plus 175 basis points (7.16% at September 30, 2007).

The Senior Secured Credit Facility contains an interest coverage ratio (as defined therein) maintenance financial covenant that currently must be maintained at a level greater than 2.25 to 1 through maturity of the term loan.  The Senior Secured Credit Facility also contains a total leverage ratio covenant (as defined therein) which limits net debt to a 4.25 to 1 multiple of EBITDA (as defined therein) through maturity.  The Senior Secured Credit Facility is collateralized by substantially all of the Company’s assets and contains customary affirmative covenants, negative covenants and conditions precedent for borrowings, all of which were met as of September 30, 2007.

At September 30, 2007, long-term debt consisted principally of $150.0 borrowings under the Senior Secured Credit Facility.  In April 2007, the Company prepaid $100.0 of term loan borrowings under its Senior Secured Credit Facility and, on May 1, 2007, the Company redeemed its $250.0 aggregate principal amount of 8-7/8% senior subordinated notes due 2011 with the proceeds of the Company’s March 2007 common stock offering.  Debt prepayment costs of $11.0 were recorded during the second quarter of 2007 related to the debt prepayment and redemption.  The Company expects interest expense to decrease by approximately $20.0 during 2007 as a result of this prepayment and redemption.

Note 6.                 Commitments, Contingencies and Off-Balance Sheet Arrangements

Lease Commitments — The Company finances its use of certain facilities and equipment under committed lease arrangements provided by various institutions.  Since the terms of these arrangements meet the accounting definition of operating lease arrangements, the aggregate sum of future minimum lease payments is not reflected on the condensed consolidated balance sheet.  At September 30, 2007, future minimum lease payments under these arrangements totaled approximately $137.3; the majority of which related to the long-term real estate leases.

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

	NINE MONTHS ENDED
	September 30,	September 30,
	2007	2006
Beginning balance	$18.4	$14.3
Accruals for warranties issued
during the period	13.2	9.6
Settlements made	(12.4)	(6.7)
Ending balance	$19.2	$17.2

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

No compensation cost was recognized for stock options during the three and nine month periods ended September 30, 2007 and 2006 since no options were granted or vested during either period.

    The Company has established a qualified Employee Stock Purchase Plan which allows qualified employees (as defined in the Employee Stock Purchase Plan) to purchase shares of the Company's common stock at a price equal to 85% of the closing price at the end of each semi-annual stock purchase period.  Compensation cost for this plan of $0.1 was recognized during each of the three months ended September 30, 2007 and 2006, and $0.3 was recognized for each of the nine months ended September 30, 2007 and 2006.

During the quarter and nine months ended September 30, 2007, the Company granted 8,401 and 42,672 shares, respectively, of restricted stock with an average fair market value at the date of grant of $43.09 and $34.96, respectively.  Compensation cost is being recognized on a straight-line basis over the four-year vesting period of the shares.  Share-based compensation of $2.5 and $7.4 was recognized during the three and nine month periods ended September 30, 2007 related to these share grants and restricted shares granted in prior periods.  Share-based compensation of $0.5 and $0.5 was recognized during the three and nine month periods ended September 30, 2006 related to restricted shares.  Unrecognized compensation expense related to share grants, including the estimated impact of any future forfeiture, was $27.0 at September 30, 2007.

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

The following table presents net sales and operating earnings by business segment:
	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
Net sales
Seating	$164.7	$98.8	$454.5	$283.0
Interior Systems	89.7	72.4	256.4	192.2
Distribution	93.3	64.3	286.5	173.0
Business Jet	47.7	34.7	136.3	108.9
Engineering Services	32.8	17.7	80.5	49.5
	$428.2	$287.9	$1,214.2	$806.6
Operating Earnings (1)
Seating	$18.6	$11.3	$52.3	$26.8
Interior Systems	17.7	13.8	47.8	36.1
Distribution	21.4	12.9	62.9	36.5
Business Jet	3.7	0.2	12.6	5.8
Engineering Services	1.8	0.7	3.5	0.1
	$63.2	$38.9	$179.1	$105.3

Interest Expense	$3.1	$9.7	$17.8	$27.9
Debt Prepayment Costs	--	17.0	11.0	18.8
Earnings Before Income Taxes	$60.1	$12.2	$150.3	$58.6

(1)  Operating earnings includes an allocation of corporate IT costs, employee benefits and general and administrative costs based on the proportion of each segments’ system users, number of employees and sales, respectively.

The following table presents capital expenditures by business segment:
	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
Capital Expenditures
Seating	$2.5	$1.8	$7.1	$5.7
Interior Systems	2.2	1.3	6.8	3.8
Distribution	0.5	0.6	2.6	1.9
Business Jet	1.3	1.1	3.8	3.5
Engineering Services	0.5	0.3	1.4	1.0
	$7.0	$5.1	$21.7	$15.9

The following tables present total assets by business segment:

	September 30,	December 31,
	2007	2006
Total Assets (1)
Seating	$357.9	$266.1
Interior Systems	413.1	374.7
Distribution	541.7	492.9
Business Jet	239.9	251.6
Engineering Services	152.1	112.4
	$1,704.7	$1,497.7

(1)   Corporate assets (including cash and cash equivalents) of $107.7 and $117.7 at September 30, 2007 and December 31, 2006, respectively, have been allocated to the above segments based on each segment’s respective percentage of total assets.

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

	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
Net earnings	$44.5	$31.4	$105.0	$63.9
Basic weighted average common shares (in millions)	91.2	77.7	87.0	76.8
Effect of dilutive stock options and
employee stock puchase plan shares (in millions)	0.2	0.6	0.3	1.0
Effect of restricted shares issued (in millions)	0.5	0.3	0.4	0.1
Diluted weighted average common shares (in millions)	91.9	78.6	87.7	77.9

Basic net earnings per share	$0.49	$0.40	$1.21	$0.83
Diluted net earnings per share	$0.48	$0.40	$1.20	$0.82

Note 10.                  Comprehensive Earnings

Comprehensive earnings is defined as all changes in a company's net assets except changes resulting from transactions with shareholders. It differs from net earnings in that certain items currently recorded to equity would be a part of comprehensive earnings.

The following table sets forth the computation of comprehensive earnings for the periods presented:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
Net earnings	$44.5	$31.4	$105.0	$63.9
Other comprehensive earnings:
Foreign exchange translation adjustment and other	9.7	(0.1)	16.1	7.9
Comprehensive earnings	$54.2	$31.3	$121.1	$71.8

Note 11.                 Accounting for Uncertainty in Income Taxes

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, on January 1, 2007.  Upon the adoption, the liability for unrecognized tax benefits at January 1, 2007 was $4.9, which was accounted for as a $2.3 increase to accumulated deficit, a $2.3 increase in long term deferred tax assets, and a $0.3 reduction in income taxes payable.  The net amount of the unrecognized tax benefits, if recognized, would affect the Company’s effective tax rate.

During the three and nine month periods ended September 30, 2007, as a result of the finalization of a tax credit study related to prior periods and other tax planning initiatives, the Company’s liability for unrecognized tax benefits increased by $1.6 and $4.1, respectively to $9.0.  It is reasonably possible that the amount of liability for unrecognized tax benefits will change in the next twelve months; however, the Company does not expect the change to have a significant impact on the Company’s consolidated financial statements.

The Company’s tax expense during the three and nine month periods ended September 30, 2007 reflects approximately $5.8 of tax benefits associated with a non-recurring tax planning initiative that was finalized during the third quarter of 2007.

The Company is not currently undergoing any income tax examinations in the U.S. federal, state or non-U.S. jurisdictions in which the Company operates.  With minor exceptions, the Company is currently open to audit by the tax authorities for the tax years ending December 31, 2003 through December 31, 2006.

The Company classifies interest and penalties related to income taxes as income tax expense.  The amount included in the Company’s liability for unrecognized tax benefits for interest and penalties as of the date of adoption was under $1.0 and this amount did not materially change as of September 30, 2007.

Note 12.	Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (SFAS 157).  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The adoption of SFAS 157 is not expected to have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (SFAS 158) which requires the recognition of the over-funded or under-funded status of single-employer defined benefit pension plans and other postretirement plans in the financial statements at a company’s year end and recognition of changes in the funded status through comprehensive income in the year in which the changes occur.  SFAS 158 was effective as of December 31, 2006.  The adoption of SFAS 158 did not have a material impact on the Company’s consolidated financial statements.

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

OVERVIEW

The following discussion and analysis addresses the results of our operations for the three months ended September 30, 2007, as compared to our results of operations for the three months ended September 30, 2006. The discussion and analysis also addresses our results of operations for the nine months ended September 30, 2007, as compared to our results of operations for the nine months ended September 30, 2006.  In addition, the discussion and analysis addresses our liquidity, financial condition and other matters for these periods.

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

•	a broad line of aerospace fasteners, covering over 200,000 stock keeping units (SKUs) serving the commercial aircraft, business jet and military and defense industries.

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

[Remainder of page intentionally left blank]

Net sales by reportable segment for the three and nine month periods ended September 30, 2007 and September 30, 2006 were as follows:

	THREE MONTHS ENDED				NINE MONTHS ENDED
	September 30, 2007		September 30, 2006		September 30, 2007		September 30, 2006
	Net	% of	Net	% of	Net	% of	Net	% of
	Sales	Net Sales	Sales	Net Sales	Sales	Net Sales	Sales	Net Sales

Seating	$164.7	38.5%	$98.8	34.3%	$454.5	37.4%	$283.0	35.1%
Interior Systems	89.7	20.9%	72.4	25.1%	256.4	21.1%	192.2	23.8%
Distribution	93.3	21.8%	64.3	22.3%	286.5	23.6%	173.0	21.5%
Business Jet	47.7	11.1%	34.7	12.1%	136.3	11.2%	108.9	13.5%
Engineering Services	32.8	7.7%	17.7	6.2%	80.5	6.7%	49.5	6.1%
	$428.2	100.0%	$287.9	100.0%	$1,214.2	100.0%	$806.6	100.0%

Net sales by geographic area (based on destination) for the three and nine month periods ended September 30, 2007 and September 30, 2006 were as follows:

	THREE MONTHS ENDED				NINE MONTHS ENDED
	September 30, 2007		September 30, 2006		September 30, 2007		September 30, 2006
	Net	% of	Net	% of	Net	% of	Net	% of
	Sales	Net Sales	Sales	Net Sales	Sales	Net Sales	Sales	Net Sales
United States	$192.5	45.0%	$126.4	43.9%	$531.6	43.8%	$342.7	42.5%
Europe	112.8	26.3%	72.6	25.2%	360.9	29.7%	225.9	28.0%
Asia	91.7	21.4%	59.2	20.6%	236.0	19.4%	172.2	21.3%
Rest of World	31.2	7.3%	29.7	10.3%	85.7	7.1%	65.8	8.2%
	$428.2	100.0%	$287.9	100.0%	$1,214.2	100.0%	$806.6	100.0%

Net sales from our domestic and foreign operations for the three and nine month periods ended September 30, 2007 and September 30, 2006 were as follows:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Domestic	$252.9	$190.2	$738.6	$527.9
Foreign	175.3	97.7	475.6	278.7
Total	$428.2	$287.9	$1,214.2	$806.6

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

We also believe in providing our businesses with the tools required to remain competitive. In that regard, we have invested, and will continue to invest, in property and equipment that enhances our productivity. Over the past three years, annual capital expenditures ranged from $14 - $24. Taking into consideration our record backlog, targeted capacity utilization levels, recent capital expenditure investments and current industry conditions, we anticipate capital expenditures of approximately $35 over the next twelve months.

International airline competition for higher margin international travelers and improving worldwide industry conditions have resulted in strong demand for our products and services, as demonstrated by bookings of approximately $550 during the third quarter of fiscal 2007.  At September 30, 2007, backlog was approximately $2.0 billion, which represents an increase of approximately 25%, compared to our backlog at September 30, 2006.  We expect continuing strong demand for the next several years as industry conditions continue to improve.  As worldwide air traffic grows and airlines add capacity and upgrade the cabin interiors of existing active aircraft, we expect our aftermarket activities to continue to grow. According to IATA, during the year ended December 31, 2006, the global airline industry expanded airline capacity by approximately 4.6% in response to an approximately 5.9% increase in global air traffic. In addition, as a result of the severity of the post-September 11, 2001 downturn, many carriers, particularly in the United States, have deferred interior refurbishments for a number of years. The U.S. carriers have just begun the process of upgrading their international fleets and we believe there are substantial additional growth opportunities with domestic airlines for retrofit programs, particularly for the twin-aisle aircraft that service international routes.

[Remainder of page intentionally left blank]

THREE MONTHS ENDED SEPTEMBER 30, 2007,
AS COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2006
(All Dollar Amounts in Millions Except Per Share Data)

The following is a summary of net sales by segment:

	NET SALES
	Three Months Ended September 30,
	($ in millions)
			Percent
	2007	2006	Change

Seating	$164.7	$98.8	66.7%
Interior Systems	89.7	72.4	23.9%
Distribution	93.3	64.3	45.1%
Business Jet	47.7	34.7	37.5%
Engineering Services	32.8	17.7	85.3%
Total	$428.2	$287.9	48.7%

Net sales for the three months ended September 30, 2007 were $428.2, an increase of $140.3, or 48.7% as compared to the prior year.

The 66.7% increase in revenue at the seating segment reflects significant market share gains and was driven by a substantially higher level of aftermarket, retrofit and refurbishment activity, as well as demand created by new aircraft deliveries.  The interior systems segment revenue growth of 23.9% reflects both higher aftermarket demand as well as the higher level of new aircraft deliveries.

The distribution segment revenue growth of 45.1% reflects a significant expansion in product line, a broad-based increase in aftermarket demand for aerospace fasteners, a channel shift from OEM’s to subcontractors, which tend to acquire fasteners from distributors, and continued market share gains.

Business jet segment revenue increased by $13.0 or 37.5%, reflecting the higher level of new business jet deliveries and higher super first class revenues.  Engineering services segment revenue growth of $15.1 million or 85.3% reflects the higher level of engineering design, program management and certification activities.

Cost of sales for the current period of $281.5, or 65.7% of net sales, increased by $94.4 compared to $187.1, or 65.0% of net sales in the prior year.  The $94.4 increase in cost of sales was primarily due to the 48.7% increase in net sales.  Cost of sales as a percentage of net sales increased by 70 basis points in the current quarter primarily due to the 85.3% increase in engineering services segment revenue and due to product mix and learning curve costs on two programs at the seating segment.

Selling, general and administrative expenses were $48.4, or 11.3% of net sales, as compared to $39.7, or 13.8% of sales in the prior year.  The $8.7 year over year increase reflects the higher level of selling, marketing and product support costs ($2.2), and commissions, compensation and benefits ($3.1) to support the 48.7% increase in revenues and the approximately 25% increase in backlog.  The 250 basis point decline in the selling, general and administrative expenses as a percentage of net sales reflects the operating leverage of our business.

Research, development and engineering expense was $35.1, or 8.2% of net sales, as compared to $22.2, or 7.7% of net sales in the year ago period.  The $12.9 increase in spending was primarily due to a high level of certification efforts related to a number of new products, including products for the new Boeing 787 Dreamliner aircraft. Research, development and engineering expenses are expected to moderate over the next several quarters and to decrease significantly as a percentage of sales during 2008.

Operating earnings for the current period were $63.2, or 14.8% of net sales increasing by $24.3 or 62.5% on the 48.7% increase in net sales.  The 14.8% operating margin was 130 basis points higher than the same period last year and primarily was due to a 280 basis point increase in the operating margin for the distribution segment, a 720 basis point increase in the operating margin for the business jet segment and a 60 basis point improvement in the operating margin for the interior systems segment.

Interest expense for the period was $3.1.  Interest expense was lower than the prior year as a result of the redemption of our $250 of 8-7/8 % senior subordinated notes due 2011 and the prepayment of $100 of bank term debt during the second quarter of 2007.

Earnings before income taxes for the three months ended September 30, 2007 of $60.1 increased by $47.9, or 392.6%, as compared to the same in the period prior year.  This nearly five-fold increase was the result of the $24.3, or 62.5% increase in operating earnings, a $6.6, or 68% reduction in interest expense following a prepayment of approximately $350.0 of long term debt during 2007, and due to $17.0 prepayment costs in the 2006 period compared to none in the current three month period.

Income taxes were $15.6 or 26.0% of earnings before income taxes for the current quarter and reflected the results of our ongoing tax planning initiatives.  The lower than expected tax expense during the period reflects approximately $5.8 of tax benefits associated with a non-recurring tax planning initiative that was finalized during the third quarter.

We recognized $22.9 of our U.K. deferred tax asset during 2006, resulting in a consolidated tax benefit of ($19.2) for the three months ended September 30, 2006.  As a result, income taxes for the current three month period were $34.8 greater than the same period in the prior year.

Net earnings for the current three month period were $44.5, or $0.48 per diluted share versus net earnings of $31.4, or $0.40 per diluted share in the third quarter of 2006.  The increase in net earnings was the result of the $47.9, or nearly five-fold increase in earnings before income taxes described above, offset by the $34.8 increase in income taxes described above.

The following is a summary of operating earnings by segment:

	OPERATING EARNINGS
	Three Months Ended September 30,
	($ in millions)
			Percent
	2007	2006	Change

Seating	$18.6	$11.3	64.6%
Interior Systems	17.7	13.8	28.3%
Distribution	21.4	12.9	65.9%
Business Jet	3.7	0.2	1750.0%
Engineering Services	1.8	0.7	157.1%
Total	$63.2	$38.9	62.5%

Operating earnings at the seating segment of $18.6, in the third quarter of 2007 increased by $7.3, or 64.6%, compared with the same period in the prior year.  The seating segment operating margin of 11.3% decreased by 10 basis points compared with the same period in the prior year’s third quarter primarily as a result of poor product mix during the quarter and learning curve costs on two new programs.

Operating earnings at the interior systems segment of $17.7 increased by $3.9, or 28.3% compared with the same period in the prior year.  The interior systems segment operating margin of 19.7% expanded by 60 basis points despite the negative impact of the Draeger acquisition and integration costs related thereto.

Distribution segment operating earnings in the third quarter were $21.4, which was 65.9% greater than the same period last year and represented a 22.9% operating margin. The distribution segment operating margin expanded by 280 basis points as compared to the third quarter of 2006 reflecting the now substantially completed integration of the NYF acquisition.

During the third quarter, operating earnings at the business jet segment increased by $3.5 compared to the same period in the prior year as a result of the 37.5% increase in revenue and the 720 basis point improvement in operating margin, which reflects improvements in both manufacturing efficiencies and operating leverage. Operating earnings at the engineering services segment increased by $1.1 compared with the prior year, as this segment continued its transition from a cost center to a profit contributor.

[Remainder of page intentionally left blank]

NINE MONTHS ENDED SEPTEMBER 30, 2007,
AS COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2006
(All Dollar Amounts in Millions Except Per Share Data)

The following is a summary of net sales by segment:

	NET SALES
	Nine Months Ended Sepember 30,
	($ in millions)
			Percent
	2007	2006	Change

Seating	$454.5	$283.0	60.6%
Interior Systems	256.4	192.2	33.4%
Distribution	286.5	173.0	65.6%
Business Jet	136.3	108.9	25.2%
Engineering Services	80.5	49.5	62.6%
Total	$1,214.2	$806.6	50.5%

Net sales for the nine months ended September 30, 2007 were $1,214.2, an increase of $407.6, or 50.5% as compared to the prior year.

The 60.6% increase in revenue for the seating segment reflects significant market share gains and was driven by a substantially higher level of aftermarket, retrofit and refurbishment activity, as well as demand created by new aircraft deliveries.  The interior systems segment revenue growth of 33.4% reflected the higher level of new aircraft deliveries as well as substantial aftermarket revenue growth.  The interior systems segment organic revenue growth rate, presented as if the Draeger acquisition occurred on January 1, 2006, was 21.9%.

The distribution segment revenue growth of 65.6% reflects a significant expansion in product line, a broad-based increase in aftermarket demand for aerospace fasteners, a channel shift from OEM’s to subcontractors, which tend to acquire fasteners from distributors, and continued market share gains.  Organic revenue growth rate for the distribution segment, presented as if the New York Fasteners acquisition occurred on January 1, 2006 was 32.3%.

Business jet segment revenue increased by $27.4 or 25.2%, reflecting the higher level of new business jet deliveries and higher super first class revenues.  Engineering services segment revenue growth of $31.0 or 62.6% reflects the higher level of engineering design, program management and certification activities.

Cost of sales for the current period of $792.6, or 65.3% of net sales, increased by $269.7 compared to $522.9, or 64.8% of net sales in the prior year.  The $269.7 increase in cost of sales was primarily due to the 50.5% increase in net sales.  Cost of sales as a percentage of net sales increased by 50 basis points during the current year period primarily due to the higher level of engineering services segment revenues, which has gross margins which are lower than the corporate average, and due to product mix.

Selling, general and administrative expenses were $149.9, or 12.3% of net sales, as compared to $116.1, or 14.4% of sales in the prior year.  The $33.8 year over year increase reflects the higher level of selling, marketing and product support costs ($10.2), and commissions, compensation and benefits ($14.0) to support the 50.5% increase in revenues and the approximately 25% increase in backlog.  The 210 basis point decline in selling, general and administrative expenses as a percentage of net sales reflects the operating leverage of our business.

Research, development and engineering expense was $92.6, or 7.6% of net sales, as compared to $62.3, or 7.7% of net sales in the year ago period.  The $30.3 increase in spending was primarily due to a high level of certification activities related to a number of new products including products for the new Boeing 787 Dreamliner aircraft.

The following is a summary of operating earnings by segment:

	OPERATING EARNINGS
	Nine Months Ended September 30,
	($ in millions)
			Percent
	2007	2006	Change

Seating	$52.3	$26.8	95.1%
Interior Systems	47.8	36.1	32.4%
Distribution	62.9	36.5	72.3%
Business Jet	12.6	5.8	117.2%
Engineering Services	3.5	0.1	3400.0%
Total	$179.1	$105.3	70.1%

Operating earnings for the current period were $179.1 or 14.8% of net sales and increased by $73.8 or 70.1% on the 50.5% increase in net sales.  The 14.8% operating margin was 170 basis points higher than the same period last year and primarily was due to a 200 basis point increase in the operating margin at the seating segment, a 390 basis point increase for the business jet segment and a 20 basis point decrease in the operating margin for the interior systems segment.

Seating segment operating earnings of $52.3 increased by $25.5, or 95.1%, due to both a 60.6% increase in revenue and a 200 basis point expansion in operating margin. Operating earnings at the interior systems segment of $47.8 increased by $11.7, or 32.4%, as compared to the same period in the prior year primarily due to a 33.4% increase in revenue.

Distribution segment operating earnings of $62.9 increased by $26.4, or 72.3%, due to a 65.6% increase in revenue.  Operating margin for the distribution segment (22.0% of sales) was negatively impacted by the acquisition, and integration activities associated with the NYF acquisition.

The business jet segment operating earnings were $12.6, an increase of $6.8, or 117.2%, compared with the prior year reflecting a solid improvement in operating performance.  Operating earnings at the engineering services segment improved by $3.4 due to the increase in revenue and an improved mix of programs.

Interest expense for the period was $17.8.  Interest expense was lower than the prior year as a result of the redemption of our $250 of 8-7/8% senior subordinated notes due 2011 and the prepayment of $100 of bank term debt during the second quarter of 2007.

Earnings before income taxes for the nine months ended September 30, 2007 of $150.3 increased by $91.7, or 156.5%, as compared to the same period in the prior year.  This nearly tripling of earnings before income taxes was the result of the $73.8, or 70.1% increase in operating earnings, a $10.1, or 36.2% reduction in interest expense following the prepayment of approximately $350 of long-term debt during 2007, and $18.8 debt prepayment costs in the 2006 period versus $11.0 in the current nine month period.

Income taxes were $45.3 or 30.1% of earnings before income taxes for the current nine month period and reflected the results of our ongoing tax planning initiatives.  The lower than expected tax expense during the period reflects approximately $5.8 of tax benefits associated with a non-recurring tax planning initiative that was finalized during the third quarter.  We recognized U.K. deferred tax asset during 2006, resulting in a consolidated tax benefit of ($5.3) for the nine months ended September 30, 2006.  As a result, income taxes for the current nine month period were $50.6 greater than the same period in the prior year.

Net earnings for the current nine month period were $105.0, or $1.20 per diluted share versus net earnings of $63.9, or $0.82 per diluted share in the 2006 period.  The increase in net earnings was the result of the $91.7, or near tripling of earnings before income taxes described above, offset by the $50.6 increase in income taxes described above.

LIQUIDITY AND CAPITAL RESOURCES

Current Financial Condition

     Our liquidity requirements consist of working capital needs, ongoing capital expenditures and payments of interest and principal on our indebtedness. Our primary requirements for working capital are directly related to the level of our operations.  Working capital at September 30, 2007 was $647.6, an increase of $191.6 as compared with working capital of $456.0 at December 31, 2006. This 42.0% increase in working capital was a result of both the 50.5% increase in net sales and a substantial investment in inventories associated with product line expansion in the distribution segment.  At September 30, 2007, there was $150.0 of term loan borrowings outstanding under our senior secured credit facility, which consists of a $200.0 revolving credit facility and a $300.0 term loan (Senior Secured Credit Facility).  There were no borrowings under the revolving credit facility component of our Senior Secured Credit Facility.  We redeemed the $250.0 aggregate principal amount of 8-7/8% senior subordinated notes due 2011 in full on May 1, 2007.

Cash Flows

At September 30, 2007, our cash and available borrowings under the revolving credit facility of our Senior Secured Credit Facility was $227.2 compared to $260.5 at December 31, 2006.  Cash used in operating activities was $18.3 for the nine months ended September 30, 2007, as compared to $21.8 of cash generated from operations in the same period in the prior year.  The primary sources of cash from operations during the nine months ended September 30, 2007 were net earnings of $105.0 and a higher level of accounts payable and accrued liabilities arising from the higher revenue volume.  The primary source of cash from financing activities during the nine months ended September 30, 2007 was $380.6 from the common stock offering in the first quarter.  These sources of cash were offset by the higher level of accounts receivable ($45.9) and inventories ($169.5) discussed above.

Capital Spending

Our capital expenditures were $21.7 and $15.9 during the nine months ended September 30, 2007 and 2006, respectively.  We anticipate capital expenditures of approximately $35 for the next twelve months. We have no material commitments for capital expenditures. We have, in the past, generally funded our capital expenditures from cash from operations and funds available to us under bank credit facilities. We expect to fund future capital expenditures from cash on hand, from operations and from funds available to us under our senior secured credit facility.

Outstanding Debt and Other Financing Arrangements

We redeemed $250 aggregate principal amount of 8-7/8% senior subordinated notes due 2011 in full on May 1, 2007.  In addition, in April 2007, we prepaid $100 of term loan borrowings under our Senior Secured Credit Facility.

 Long-term debt at September 30, 2007 consisted principally of $150.0 of term loan borrowings under our Senior Secured Credit Facility.

Term loan borrowings under the Senior Secured Credit Facility bear interest at an annual rate equal to LIBOR plus 175 basis points (7.16% at September 30, 2007).  Revolving credit borrowings under the Senior Secured Credit Facility, if any, will initially bear interest at an annual rate equal to LIBOR plus 125 basis points (estimated at 6.5% at September 30, 2007).

Contractual Obligations

    During the nine-month period ended September 30, 2007 we redeemed our 8-7/8% senior subordinated notes due 2011, and our 8-1/2% senior subordinated notes due 2010 and prepaid $100 of term loan borrowings under our Senior Secured Credit Facility. The following chart reflects our contractual obligations and commercial commitments as of September 30, 2007.  Commercial commitments include lines of credit, guarantees and other potential cash outflows resulting from a contingent event that requires performance by us or our subsidiaries pursuant to a funding commitment.

Contractual Obligations (1)	2007	2008	2009	2010	2011	Thereafter	Total
Long-term debt and other non-current liabilities	$--	$1.6	$1.0	$1.9	$1.9	$155.1	$161.5
Operating leases	5.0	19.5	13.6	10.8	9.6	78.8	137.3
Purchase obligations (2)	15.1	23.1	5.1	2.1	1.6	1.8	48.8
Future interest payment on outstanding debt (3)	5.7	11.6	11.5	11.4	11.1	7.0	58.3
Total	$25.8	$55.8	$31.2	$26.2	$24.2	$242.7	$405.9
Commercial Commitments
Letters of Credit	$24.0	$--	$--	$--	$--	$--	$24.0

(1)
Our liability for unrecognized tax benefits of $9.0 at September 30, 2007 has been omitted from the above table because we cannot determine with certainty when this liability will be settled.  It is reasonably possible that the amount of liability for unrecognized tax benefits will change in the next twelve months; however, we do not expect the change to have a significant impact on our consolidated financial statements.

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

(3)
Interest payments include estimated amounts due on the $150.0 outstanding on the term loan of our Senior Secured Credit Facility, based on the actual rate of interest at September 30, 2007.  Actual interest payments will fluctuate based on LIBOR pursuant to the terms of the Senior Secured Credit Facility.

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

Off-Balance Sheet Arrangements

Lease Arrangements

We finance our use of certain equipment under committed lease arrangements provided by various financial institutions. Since the terms of these arrangements meet the accounting definition of operating lease arrangements, the aggregate sum of future minimum lease payments is not reflected in our consolidated balance sheet.  Future minimum lease payments under these arrangements aggregated approximately $137.3 at September 30, 2007.

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

Deferred Tax Assets

We maintained a valuation allowance of approximately $15.5 as of September 30, 2007 primarily related to our domestic capital loss carryforwards because of uncertainties that preclude us from determining that it is more likely than not that we will be able to generate sufficient capital gain income and realize the tax benefit during the applicable carryforward period.

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

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include all statements that do not relate solely to historical or current facts, including statements regarding implementation and expected benefits of lean manufacturing and continuous improvement plans, our dealings with customers and partners, the consolidation of facilities, reduction of our workforce, integration of acquired businesses, ongoing capital expenditures, the impact of the large number of grounded aircraft on demand for our products and our underlying assets, the adequacy of funds to meet our capital requirements, the ability to refinance our indebtedness, if necessary, the reduction of debt, the potential impact of new accounting pronouncements, the impact on our business from the September 11, 2001 terrorist attacks, SARS outbreak and war in Iraq and the impact on our business of the recent increases in passenger traffic and projected increases in passenger traffic and the size of the airline fleet.  These forward-looking statements include risks and uncertainties, and our actual experience and results may differ materially from that anticipated in such statements. Factors that might cause such a difference include those discussed in our filings with the Securities and Exchange Commission, under the heading "Risk Factors" in our Annual Report on Form 10-K, for the fiscal year ended December 31, 2006 as well as future events that may have the effect of reducing our available operating income and cash balances, such as unexpected operating losses, the impact of rising fuel prices on our airline customers, outbreaks in national or international hostilities, terrorist attacks, prolonged health issues which reduce air travel demand (e.g., SARS), delays in, or unexpected costs associated with, the integration of our acquired or recently consolidated businesses, conditions in the airline industry, conditions in the business jet industry, problems meeting customer delivery requirements, our success in winning new or expected refurbishment contracts from customers, capital expenditures, cash expenditures related to possible future acquisitions, facility closures, product transition costs, labor disputes involving us, our significant customers or airframe manufacturers, the possibility of a write-down of intangible assets, delays or inefficiencies in the introduction of new products or fluctuations in currency exchange rates.

Except as required under the federal securities laws and rules and regulations of the SEC, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented herein. These statements should be considered only after carefully reading the risk factors and the other information in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and this entire quarterly report on Form 10-Q.

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

From time to time, we and our foreign subsidiaries may enter into foreign currency exchange contracts to manage risk on transactions conducted in foreign currencies. At September 30, 2007, we had no outstanding forward currency exchange contracts.  In addition, we have not entered into any other derivative financial instruments.

Interest Rates– At September 30, 2007, we had adjustable rate debt totaling $150.0.  We have redeemed $250.0 of the fixed rate debt on May 1, 2007 and prepaid $100.0 of the adjustable rate debt in April, 2007.  The weighted average interest rates for the adjustable rate debt was approximately 7.16% at September 30, 2007.  If interest rates on variable rate debt were to increase by 10% above current rates, our pretax income would decline by approximately $1.1. We do not engage in transactions intended to hedge our exposure to changes in interest rates.

As of September 30, 2007, we maintained a portfolio of securities consisting mainly of taxable, interest-bearing deposits with weighted average maturities of less than three months.  If short-term interest rates were to increase or decrease by 10%, we estimate interest income would increase or decrease by approximately $0.2.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

     The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness, as of September 30, 2007, of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company’s periodic filings with the Securities and Exchange Commission.

Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the third quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

[Remainder of page intentionally left blank]

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	Not applicable.

Item 1A. Risk Factors

There have been no material changes in our risk factors from thosediscussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	Not applicable.

Item 3. Defaults Upon Senior Securities	Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders	Not applicable.

Item 5. Other Information

At a meeting on November 1, 2007, the Board of Directors of the Company approved an amendment to the Company’s non-employee director compensation program (the “Program”) effective as of November 1, 2007 to increase the annual retainer by $20,000 to $80,000; to increase the Compensation Committee Chair Retainer by $5,000 to $10,000 and to increase the Committee meeting fees by $500 to $2,000 per meeting.  The amendments to the Program were based on recommendations from the Company’s outside compensation consultants, Mercer Human Resource Consultants.

The annual board retainers are paid in quarterly installments with $50,000 paid in cash and $30,000 paid in fully-vested shares of the Company’s common stock.  The committee retainers are paid 50% in cash and 50% in fully-vested shares of the Company’s common stock.  The committee meeting fee is paid in cash.

Non-employee directors may elect to defer up to 100% of their cash and restricted stock retainer fees under the Company’s Non-Employee Directors Stock and Deferred Compensation Plan, amended as of January 1, 2007 (the “DC Plan”).  All cash deferrals are deemed invested in either a cash account or a stock unit account representing a share of the Company’s common stock, as elected by the director.  All restricted stock deferrals are deemed invested in the stock unit account.  All deferrals will be paid out in a lump sum in cash or shares of Company common stock, as applicable.

Also on November 1, 2007, the Board of Directors approved amendments to the payment provisions under the DC Plan.  The modified payment provisions permit directors to receive distributions of their prior account balances under the DC Plan on either (i) March 11th, of any year from 2008 through 2020 selected by the director or (ii) upon the director’s separation from service as a member of the Board of Directors.

A copy of the DC Plan and the 2007 Election Form and the 2008 Election Form are attached as Exhibits 10.1, 10.2 and 10.3, respectively.

10.1 Non-Employee Directors Stock and Deferred Compensation Plan (as amended and restated)

10.2 2007 Election Form

10.3 2008 Election Form

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

BE AEROSPACE, INC.

Date: November 6, 2007	By:	/s/ Amin J. Khoury
Amin J. Khoury
Chairman and
Chief Executive Officer

Date: November 6, 2007	By:	/s/ Thomas P. McCaffrey
Thomas P. McCaffrey
Senior Vice President
and Chief Financial Officer