Form 10-K
period 2007-12-31
BE AEROSPACE INC
filed 2008-02-20
CIK 861361

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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
Yes ☒ No ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,”  “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☒  Accelerated filer ☐  Non-accelerated filer (do not check if a smaller reporting company) ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒.

The aggregate market value of the registrant's voting stock held by non-affiliates was approximately $3,814.7 million on June 29, 2007 based on the closing sales price of the registrant's common stock as reported on the Nasdaq National Market as of such date, which is the last business day of the registrant's most recently completed second fiscal quarter.  Shares of common stock held by executive officers and directors and persons who own 5% or more of outstanding common stock have been excluded since such persons may be deemed affiliates.  This determination of affiliate status is not a determination for any other purpose.  The number of shares of the registrant's common stock, $.01 par value, outstanding as of February 14, 2008 was 93,073,529 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the registrant's Proxy Statement to be filed with the Commission in connection with the 2008 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.  With the exception of those sections that are specifically incorporated by reference in this Annual Report on Form 10-K, such Proxy Statement shall not be deemed filed as part of this Report or incorporated by reference herein.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements include, but are not limited to, all statements that do not relate solely to historical or current facts, including statements regarding implementation and expected benefits of lean manufacturing and continuous improvement plans, our dealings with customers and partners, the consolidation of facilities, reduction of our workforce, integration of acquired businesses, ongoing capital expenditures, our ability to grow our business, the impact of the large number of grounded aircraft on demand for our products and our underlying assets, the adequacy of funds to meet our capital requirements, the ability to refinance our indebtedness, if necessary, the reduction of debt, the potential impact of new accounting pronouncements, and the impact on our business of the recent increases in passenger traffic and projected increases in passenger traffic and the size of the airline fleet.  Such forward-looking statements include risks and uncertainties and our actual experience and results may differ materially from the experience and results anticipated in such statements. Factors that might cause such a difference include those discussed in our filings with the Securities and Exchange Commission (the “SEC”), under the heading "Risk Factors" in this Form 10-K, as well as future events that may have the effect of reducing our available operating income and cash balances, such as unexpected operating losses, the impact of rising fuel prices on our airline customers, outbreaks in national or international hostilities, terrorist attacks, prolonged health issues which reduce air travel demand (e.g., SARS), delays in, or unexpected costs associated with, the integration of our acquired or recently consolidated businesses, conditions in the airline industry, conditions in the business jet industry, problems meeting customer delivery requirements, our success in winning new or expected refurbishment contracts from customers, capital expenditures, increased leverage, possible future acquisitions, facility closures, product transition costs, labor disputes involving us, our significant customers or airframe manufacturers, the possibility of a write-down of intangible assets, delays or inefficiencies in the introduction of new products, fluctuations in currency exchange rates or our inability to properly manage our rapid growth.

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

Unless otherwise indicated, the industry data contained in this Form 10-K is from the January/February 2008 issue of the Airline Monitor, the December 2007 reports of the International Air Transport Association (IATA), the Boeing Current Market Outlook 2007, “The ACAS Database” or the Airbus and Boeing corporate websites.

PART I
ITEM 1.  BUSINESS

Our Company

General

Based on our experience in the industry, we believe we are the world’s largest manufacturer of cabin interior products for commercial aircraft and business jets and the leading aftermarket distributor of aerospace fasteners. We sell our products directly to virtually all of the world’s major airlines and airframe manufacturers and a wide variety of general aviation customers. In addition, based on our experience, we believe that we have achieved leading global market positions in each of our major product categories, which include:

• commercial aircraft seats, including an extensive line of super first class, first class, business class, tourist class and regional aircraft seats;

•   a full line of aircraft food and beverage preparation and storage equipment, including coffeemakers, water boilers, beverage containers, refrigerators, freezers, chillers and ovens, including microwave, high heat convection and steam ovens;

• both chemical and gaseous aircraft oxygen storage, distribution and delivery systems, protective breathing equipment and lighting products;

•  business jet and general aviation interior products, including an extensive line of executive aircraft seats, direct and indirect overhead lighting systems, passenger and crew oxygen systems, air valve systems, high-end furniture and cabinetry; and

• a broad line of aerospace fasteners, consisting of over 200,000 Stock Keeping Units (SKUs) serving the commercial aircraft, business jet and military and defense industries.

We also provide comprehensive aircraft cabin interior reconfiguration and passenger-to-freighter conversion engineering services and component kits.

We were organized as a corporation in Delaware in 1987. We have substantially expanded the size, scope and nature of our business as a result of a number of acquisitions. Between 1989 and 2001, we completed 22 acquisitions, for an aggregate purchase price of approximately $1 billion. We believe these acquisitions enabled us to position ourselves as a preferred global supplier to our customers. In addition, we have undertaken three major facility and product line consolidation efforts, eliminating 22 facilities, since 1992. We also implemented lean manufacturing and continuous improvement programs which, together with our information technology investments, have significantly improved our productivity and allowed us to expand our operating margins.  During the 2002 – 2005 period, we made no significant acquisitions, focusing instead on consolidating and improving the operations efficiency of our businesses.  During 2006, we completed two strategic acquisitions: Draeger GmbH (“Draeger”) which strengthened our Interior Systems segment and New York Fasteners Corp. (“New York Fasteners”) which expanded the customer base and product line breadth of our Distribution segment.

Our principal executive offices and corporate headquarters are located at 1400 Corporate Center Way, Wellington, Florida 33414 and our telephone number is 561-791-5000.

Industry Overview

The commercial and business jet aircraft cabin interior products industries encompass a broad range of products and services, including aircraft seating, passenger entertainment and service systems, food and beverage preparation and storage systems, passenger and crew oxygen storage, distribution and delivery systems, lavatories, lighting systems, evacuation equipment, and overhead bins, as well as passenger-to-freighter conversions, interior reconfiguration and a variety of other engineering design, integration, installation, retrofit and certification services.

Historically, the airline cabin interior products industry has derived revenues from five sources:

•	New installation programs in which airlines purchase new equipment directly from interior equipment manufacturers to outfit these newly purchased aircraft;

•	Retrofit programs in which airlines purchase new interior furnishings to upgrade the interiors of aircraft already in service;

•	Refurbishment programs in which airlines purchase components and services to improve the appearance and functionality of their cabin interior equipment;

•	Equipment to upgrade the functionality or appearance of the aircraft interior; and

•	Replacement spare parts.

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

There is a direct relationship between demand for fastener products and fleet size, aircraft utilization and aircraft age. All aircraft must be serviced at prescribed intervals which also drives aftermarket demand for aerospace fasteners.

Aerospace fastener revenues have been derived from the following sources:

•	Demand for aerospace fasteners for new build aircraft from the original equipment manufacturers (OEMs) and their suppliers;

•	Demand for structural modifications, cabin interior modifications and passenger-to-freighter conversions;

•	Mandated maintenance and replacement of specified parts; and

•	Aerospace and defense subcontractors, most of whom tend to purchase through distributors as a result of the channel shift due to outsourcing by aerospace and military aircraft OEMs.

Based on industry sources and studies, we estimate that during 2007, the commercial and business jet cabin interior products industry, for the principal products of the type which we manufacture, exclusive of service revenues, had annual sales of approximately $1.8 billion and the aerospace-grade fastener industry had annual sales of approximately $4.5 billion.

Airline passenger traffic rebounded in 2004 and demonstrated strong continued growth through 2007. Global air traffic growth in 2007 increased by approximately 7.4% over 2006, following a 5.9% increase in 2006 over 2005.  The airline industry responded to the strong year-over-year increases in passenger traffic with additions to global capacity. Global capacity increased by approximately 6.2% during 2007 as compared to the prior year.

During 2007, the global airline industry, including the U.S. airline industry, generated significant profitability.  According to the International Air Transport Association (IATA), the worldwide airline industry is expected to generate approximately $5 billion in profits during 2008.

The business jet industry also experienced a resurgence in demand beginning in 2004.  Approximately 1,039 aircraft were delivered in 2007 (versus approximately 840 aircraft in 2006) and industry experts expect deliveries of approximately 1,121 aircraft in 2008, which represents an increase of 59% over the approximately 706 aircraft delivered in 2005, an increase of 33% over 2006. Industry sources estimate that over 3,500 business jets will be built during the 2008 through 2010 period.

Since the second half of 2003, we have experienced a surge in demand for our products, primarily from the large foreign international carriers.  Our backlog achieved record levels in both 2006 and 2007 growing 60% to $1.7 billion in 2006 and by nearly 30% to approximately $2.2 billion in 2007.  Our book to bill ratio was 1.2:1 during 2007.  Our $2.2 billion backlog at December 31, 2007 increased by 30% compared to our December 31, 2006 backlog, despite a nearly 50% year-over-year increase in revenues. The vast majority of our backlog growth during 2007 was generated by foreign carriers; 15% of our backlog at December 31, 2007 was with domestic airlines.  While some retrofit programs for major U.S. carriers have begun, through December 31, 2007, the domestic airlines have generally continued to conserve cash, in part by deferring aircraft expenditures. However, we believe that essentially all of the major U.S. carriers have begun to upgrade their international fleets to compete on international routes.  We believe there are substantial growth opportunities for retrofit programs, particularly for the twin-aisle aircraft that service international routes.

Other factors expected to affect the cabin interior products industry are the following:

Existing Installed Base.  Existing installed base of products typically generates continued retrofit, refurbishment and spare parts revenue as airlines maintain their aircraft interiors. According to industry sources, the world's active commercial passenger aircraft fleet consisted of approximately 17,160 aircraft as of December 31, 2007.  Additionally, based on industry sources, there are approximately 15,000 business jets currently in service. Based on such fleet numbers, we estimate that the total worldwide installed base of commercial and general aviation aircraft cabin interior products, for the principal products of the type which we manufacture, valued at replacement prices, was approximately $13.6 billion as of December 31, 2007.

Growth in Worldwide Fleet.  The expansion of the worldwide fleet is expected to generate significant additional revenues from new installation programs, while the increase in the size of the installed base is expected to generate additional and continued retrofit, refurbishment and spare parts revenue. According to the Airline Monitor, worldwide air traffic is projected to grow at a compounded average rate of 5.0% per year during the 2007–2022 period, increasing annual revenue passenger miles from approximately 2.8 trillion in 2007 to approximately 5.8 trillion by 2022.

New Aircraft Deliveries.  The number of new aircraft delivered each year is generally regarded as cyclical in nature. According to the Airline Monitor, new deliveries of large commercial jets increased to 888 in 2007 (versus 820 in 2006) and the approximate amount of new deliveries is expected to increase to 1,005 in 2008, 1,130 in 2009, and 1,220 in 2010.

Wide-Body Aircraft Deliveries.  The trend toward a global fleet with a higher percentage of wide-body aircraft is significant to us because wide-body aircraft require up to five to eight times the dollar value content for our products as compared to narrow-body aircraft. According to Airline Monitor wide-body aircraft deliveries are expected to grow at a nearly 20% compounded annual growth rate over the four year period ending 2011.  Deliveries of wide-body, long haul aircraft constitute an increasing share of total new aircraft deliveries and are an increasing percentage of the worldwide fleet. Wide-body aircraft represented approximately 22% of all new commercial aircraft (excluding regional jets) delivered in 2007.  Importantly, according to Airline Monitor, over the 2008 to 2011 time period, approximately 1,217 wide-body and super wide-body aircraft are expected to be delivered by Boeing and Airbus.  Wide-body aircraft currently carry up to three or four times the number of seats as narrow-body aircraft, and because of multiple classes of service, including luxurious super first class compartments, first class and business class configurations, our average revenue per aircraft on a wide-body aircraft is substantially higher than on a narrow-body aircraft. Aircraft cabin crews on wide-body aircraft flights today may make and serve between 300 and 900 meals and may brew and serve more than 2,000 cups of coffee and serve more than 200 glasses of wine on a single flight thereby generating substantial demand for seating products and food and beverage preparation and storage equipment, as well as extensive oxygen storage, delivery distribution systems, and lighting systems.

Military and Defense as a New Platform.  New product development activities and our acquisitions of Draeger and New York Fasteners have substantially increased our presence in the military and defense market.  Key military end products include a full line of oxygen systems, food and beverage preparation and storage equipment and a growing number of fasteners for a broad range of military aircraft.

Growth in Passenger-to-Freighter Conversion Business.   Industry sources project that the size of the worldwide freighter fleet will almost double over the next twenty years, with almost 3,400 aircraft being added. Industry sources also estimate that nearly 2,500 of these aircraft are expected to come from converting commercial passenger jets to use as freighters. The company has developed the engineering certification packages and kits to convert B747-200, B767-200 and A300-B4 aircraft types to use as freighters and is currently working on the Airbus A300–600.

New Product Development.  The aircraft cabin interior products companies are engaged in extensive product development and marketing efforts for both new features on existing products and totally new products. These products include a broad range of amenities such as luxurious first class cabins with appointments such as lie-flat seating, mini-bars, closets, flat screen TVs and mood lighting.  Other recently introduced products include electric lie-flat first and business class seats, narrow and wide-body economy class seats, full face crew masks, Pulse Oxygen™  gaseous passenger oxygen systems for the Boeing 787 and Airbus A350 XWB, electric fully berthing business jet seating, a full range of business and executive jet seating and LED lighting products, protective breathing equipment, oxygen generating systems, new food and beverage preparation and storage equipment, kevlar barrier nets, de-icing systems and crew rests.

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

We estimate that during 2007 the commercial and business jet cabin interior products industry, for the principal products of the type which we manufacture, exclusive of service revenues, had annual sales of approximately $1.8 billion and the aerospace-grade fastener industry had annual sales of approximately $4.5 billion. We estimate that the total worldwide installed base of commercial and general aviation aircraft cabin interior products for the principal type of products which we manufacture, valued at replacement prices, was approximately $13.6 billion as of December 31, 2007.

Commercial Aircraft Industry

The commercial airline industry saw an upturn in air travel beginning in 2003.  According to IATA, during 2007, the global airline industry expanded airline capacity by approximately 6.2% in response to an approximate 7.4% increase in global air traffic. We believe increases in passenger traffic, and associated increases in airline capacity, initially benefit providers of aftermarket products and services. However, as the new aircraft delivery cycle begins to gain momentum, increases in original equipment manufacturer production rates are also expected. According to the Airline Monitor, the approximate number of deliveries of new large commercial aircraft are expected to grow to 1,005 in 2008 from 888 in 2007, and then 1,130 in 2009, 1,220 in 2010, and 1,190 in 2011. In addition, according to the Airline Monitor, approximately 1,217 twin-aisle aircraft will be delivered during the 2008-2011 period.  According to the Airline Monitor, by 2016 approximately 37.6% of new annual deliveries will be twin-aisle aircraft, an increase from 22.2% of new deliveries in 2007.  An increase in twin-aisle aircraft is important to us as we believe twin-aisle aircraft require up to five to eight times the dollar value of products of the type that we manufacture as compared to a single-aisle, or narrow-body, aircraft and generate substantially more demand for spare parts and upgrade products and services.

Business Jet Industry

The business jet industry experienced a severe downturn following the events of September 11, 2001, reaching a trough in 2003. Since 2004, annual delivery rates of new business jet deliveries have increased each year.  In 2007 approximately 1,039 aircraft were delivered, which represented an increase of 24% as compared to 2006 and an increase of 47% as compared to 2005.  Recent industry forecasts project significant near-term growth, with total deliveries of approximately 1,121 aircraft in 2008, an increase of 59% over the 706 aircraft delivered in 2005. Industry sources estimate that over 3,500 business jets will be built during the 2008 through 2010 period.

Competitive Strengths

We believe that we have a strong competitive position attributable to a number of factors, including the following:

Large Installed Base.  We have a large installed base of commercial and general aviation cabin interior products, estimated to be valued at approximately $6.7 billion (for the principal type of products which we manufacture, valued at replacement prices) as of December 31, 2007. Based on our experience in the industry, we believe our installed base is substantially larger than that of our competitors. We believe that our large installed base is a strategic advantage as airlines tend to purchase aftermarket products and services, including spare parts, retrofits and refurbishment programs, from the original supplier of their equipment. As a result, we expect our large installed base to generate continued aftermarket revenue as airlines continue to maintain, evolve and reconfigure their aircraft cabin interiors.

Operating Leverage and Low Cost Producer.  Our ability to leverage our manufacturing and engineering capabilities has allowed us to expand operating margins. As a result of our cost savings programs implemented following the downturn in the airline industry in 2001, and through our ongoing continuous improvement and lean manufacturing programs, our operating margins have increased substantially. For example, our margin for the fiscal year ended December 31, 2007 of 14.7% improved by 590 basis points over the fiscal year ended 2004, reflecting ongoing manufacturing efficiencies and operating leverage at the higher volume of sales. In addition, our operating earnings have been increasing at a faster rate than our net sales. For example, for the year ended December 31, 2007, operating earnings grew 66.6% over operating earnings for the year ended December 31, 2006, as compared to net sales growth of 48.7% during 2007.  Our operating margin which was 14.7% for the fiscal year 2007 has expanded in the range of 160 - 230 basis points per year over the past three years.

Focus on Innovation and New Product Development.  We believe, based on our experience in the industry, that we are a technological leader, with the largest research and development organization in the cabin interior products industry. As of December 31, 2007, we had 1,000 employees in engineering, research and development and program management. We believe our engineering, research and development effort and our on-site technicians at both the airlines and airframe manufacturers enable us to play a leading role in developing and introducing innovative products to meet emerging industry trends and thereby gain early entrant advantages. Our strong focus and continued investment in research and development, even during the 2001-2003 industry downturn, allows us to compete favorably in winning new business awards. For example, we believe our technological leadership and new product development capabilities were a key factor in our ability to grow our backlog to approximately $2.2 billion at December 31, 2007, a nearly 30% increase as compared to December 31, 2006 and a 100% increase as compared to December 31, 2005. Backlog growth has been driven primarily by international aftermarket demand for retrofit of existing aircraft, including program awards in the emerging international super first class cabin interiors market.  We expect to see an increase in orders for new interior equipment for new aircraft beginning in 2008.  To date, airlines have not yet begun to place large amounts of orders for cabin interiors.  We believe these and other program awards, coupled with expected follow-on awards for other fleets of existing aircraft for product commonality and competitive purposes, will continue to drive sales growth and market share gains over the 2008-2010 period. Introduction of new products has also led to improvements in the product mix of our current backlog, which, along with our continued focus on lean manufacturing processes and additional operating leverage, is expected to result in continued margin expansion.

Exposure to International Markets.  Our overall net sales are diversified across multiple geographic regions. For 2007, approximately 28% of our sales were to European customers and approximately 24% of our sales were to customers in emerging markets such as the Asia/Pacific Rim and Middle East regions.  These emerging market customers account for approximately 39% of our current backlog with domestic airlines accounting for 15% of our total backlog at December 31, 2007.  We believe this geographic diversification makes us less susceptible to a downturn in a specific geographic region and allows us to take advantage of regional growth trends.

Diverse Product Offering and Broad Customer Base.  In addition to serving diverse geographic regions, we also provide a comprehensive line of products and services to a broad customer base. For the fiscal years ended December 31, 2007, 2006 and 2005 no single customer accounted for more than 10% of our consolidated sales.  We have a broad range of over 200 principal customers, including all of the world’s major airlines. During the fiscal year ended December 31, 2007, approximately 6% of sales were to Boeing and Airbus and approximately 6% were to business jet manufacturers for use in new business jets. Our broad product offering and customer base make us less susceptible to the loss of any one customer or program. We have continued to expand our available products and services based on our belief that the airline industry increasingly will seek an integrated approach to the design, development, integration, installation, testing and sourcing of aircraft cabin interior equipment. Based on our reputation for quality, service and product innovation, we believe that we are well positioned to serve the world’s airlines and aircraft manufacturers and owners and operators of business jets.

Experience with Complex Regulatory Environment.  The airline industry is heavily regulated. The Federal Aviation Administration (the “FAA”) prescribes standards and licensing requirements for aircraft components, including virtually all commercial airline and general aviation cabin interior products, and licenses component repair stations within the United States. Comparable agencies, such as the European Aviation Safety Agency (the “EASA”), the Japanese Civil Aviation Board (the “JCAB”), and the Civil Aviation Administration of China (the “CAAC”) regulate these matters in other countries.  In order to sell certain products or services, it is necessary to obtain the required licenses for the product or service under these various regulations. In addition, designing new products to meet existing regulatory requirements and retrofitting installed products to comply with new regulatory requirements can be both expensive and time consuming. We have a long history of experience with the complex regulatory environment in which we operate and believe this enables us to efficiently obtain the required approvals for new products and services.

Growth Opportunities

We believe that we will benefit from the following industry trends:

Improving Airline Industry Conditions.  Improving worldwide industry conditions are resulting in increased demand for our products and services, as demonstrated by the approximate 30% year over year increase in 2007 backlog to $2.2 billion. A majority of the backlog growth over the fiscal year ended December 31, 2007 was primarily the result of international aftermarket demand for the retrofit of existing aircraft. We expect demand to further increase over the course of the next several years consistent with the expected increase in wide-body and super wide-body aircraft deliveries and the expected participation by the domestic carriers in both retrofit and new-buy activity.

Worldwide Air Traffic Growth and Airline Capacity Additions Drive Resurgence in Aftermarket Activities.  Our substantial installed base provides significant ongoing revenues from replacements, upgrades, repairs and the sale of spare parts. For each of the fiscal years ended December 31, 2007 and 2006 approximately 60% of our revenues were derived from aftermarket activities. In addition, aftermarket revenues are generally driven by aircraft usage, and as such, they have historically tended to recover more quickly than revenues from original equipment manufacturers. As worldwide air traffic grows and airlines add capacity,  and our installed base grows, we expect our aftermarket business to continue to grow. According to IATA, during the fiscal year ended December 31, 2007, the global airline industry expanded airline capacity by 6.2% in response to a 7.4% increase in global air traffic. We believe there are substantial growth opportunities for retrofit programs for the twin-aisle aircraft that service international routes and that the major U.S. airlines will need to invest in cabin interiors for their international fleets or face the prospect of losing market share on their international routes.

Record Backlog Driven by Aftermarket Demand from International Airlines Retrofitting Existing Fleets.  We believe that substantially all of the major international airlines are in the process of upgrading, or planning to upgrade, their existing fleets of twin-aisle aircraft. This activity is being driven by both the age of the existing cabin interiors as well as the desire by many of the leading international carriers to achieve a competitive advantage by investing in cabin interior products that incorporate leading comfort amenities and place a strong emphasis on pleasing aesthetics, quality and finish in order to enhance their international passengers’ flight experience. As a result, we believe that the life-cycle of premium products, such as international business class seats and the products comprising our super first class suites, will continue to compress as airlines make investments in cabin interior products on a more frequent basis. For example, in 2005, British Airways selected us to outfit their wide-body fleet with our next generation horizontal lie-flat seats. In 2000, British Airways revolutionized the airline industry by introducing the first horizontal business class lie-flat seats (which were subsequently installed on their wide-body fleet during 2001-2002). We believe actions such as British Airways’ decision to select our next generation horizontal lie-flat seats have accelerated the retrofit cycle for premium class seating products for other airlines operating wide-body aircraft serving international routes.  Through December 31, 2007, retrofit activity for the international airlines with twin-aisle aircraft has consisted of upgrading the premium class seating, mood lighting and food and beverage preparation equipment for the first and business class sections of their international fleets.  We believe these international airlines are now beginning to address their coach class retrofit requirements, which bodes well for future bookings and revenue growth.

Growth of Wide-Body Aircraft Fleet.  According to the Airline Monitor, new deliveries of wide-body aircraft totaled 197 in 2007 and are expected to total approximately 1,217 aircraft over the 2008-2011 period, averaging approximately 304 such aircraft per year or a 54% higher delivery level as compared to 2007. The Airline Monitor also predicts that nearly 3,697 twin-aisle aircraft will be delivered over the 2008-2017 timeframe or approximately 370 wide-body and super wide-body aircraft per year or some 88% higher, on average, as compared to 2007.  We expect to benefit from this trend as wide-body aircraft generally carry more than five to eight times the dollar value of products of the type that we manufacture as compared to single-aisle, or narrow-body, aircraft.

Growth of Worldwide Airline Fleet.  As a result of the current and projected growth in worldwide air traffic, deliveries of new aircraft are expected to grow. According to the Airline Monitor, new deliveries of large commercial aircraft grew to 888 aircraft in 2007 from 820 in 2006 and are expected to increase to 1,005 in 2008, 1,130 in 2009 and 1,220 in 2010. The worldwide fleet of passenger and cargo aircraft was approximately 19,000 as of December 31, 2007 and, according to the Airline Monitor, is expected to increase to 39,356 by December 31, 2025. As the size of the fleet expands, demand is also expected to grow for upgrade and refurbishment programs, for cabin interior products and for maintenance products, including spares and fasteners.

Growth in New Aircraft Introductions Lead to New Cabin Interior Product Introductions and Major Retrofit Opportunities.  Through December 31, 2007, 16 customers have placed orders for 189 of the new Airbus A380 super wide-body aircraft and 53 customers have placed orders for 817 of the new Boeing 787 wide-body aircraft, which Boeing has indicated is its most successful new product launch in its history. In addition, during 2007 Airbus announced that it will develop a new A350 XWB with long term delivery projections similar to those of the Boeing 787.

Growth in Business Jet and VIP Aircraft Markets.  Business jet deliveries increased by 24% in 2007 as compared to 2006 and are expected to increase by approximately 8% in 2008 as compared to 2007.  We expect several larger business jet types, including the Boeing and Airbus Business Jet, the Bombardier Challenger, the Global Express and the Global 5000, the Gulfstream 450 and 550, the Falcon 900 and the Falcon 2000 and 7x, the Cessna Citation X and Embraer Legacy to be significant contributors to growth in new general aviation aircraft deliveries in the future. Industry sources estimate that over 3,500 business jets will be built during the 2008 through 2010 period, with approximately 42% projected to be larger business jets. This is important to us because the typical cost of cabin interior products manufactured for a large business jet can be 10 times more than the cost to equip the interior of a small jet. Advances in engine technology and avionics and the continued development of fractional ownership of executive aircraft are also important growth factors for the business jet market. In addition, because the average age of the more than 14,000  general aviation and VIP jet aircraft existing today is approximately 15 years, we believe significant cabin interior retrofit and upgrade opportunities exist.

Opportunity to Substantially Expand Our Addressable Markets through our Fastener Distribution Business.  Our fastener distribution business leverages our key strengths, including marketing and service relationships with most of the world’s airlines. As 60% of fastener demand is generated by the existing worldwide fleet, demand for fasteners is expected to increase over time as the fleet expands, similar to the market for cabin interior products.  The aerospace and military OEMs are increasingly outsourcing to sub-contract manufacturers, driving a channel shift, which is benefiting distributors such as our company.  The OEMs are increasing their outsourcing of manufactured parts to aerospace and defense subcontractors, many of which tend to purchase through distributors.

Business Strategy

Our business strategy is to maintain a leadership position and to best serve our customers by:

•	Offering the broadest and most innovative products and services in the industry;

•	Offering a broad range of engineering services including design, integration, installation and certification services, aircraft reconfiguration, and passenger-to-freighter conversion services;

•	Pursuing the highest level of quality in every facet of our operations, from the factory floor to customer support;

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

The following is a summary of net sales for each of our segments:

	Fiscal Year Ended December 31,
	($ in millions)
	2007		2006		2005
	Net	% of	Net	% of	Net	% of
	Sales	Net Sales	Sales	Net Sales	Sales	Net Sales

Seating	$632.6	37.8%	$388.5	34.4%	$281.8	33.4%
Interior Systems	348.0	20.7%	273.9	24.3%	205.5	24.4%
Distribution	386.5	23.0%	251.5	22.3%	173.9	20.6%
Business Jet	193.1	11.5%	147.5	13.1%	120.2	14.2%
Engineering Services	117.5	7.0%	66.8	5.9%	62.7	7.4%
Net sales	$1,677.7	100.0%	$1,128.2	100.0%	$844.1	100.0%

Seating Segment

We believe, based on our experience in the industry, that we are the world's leading manufacturer of aircraft seats, offering a wide selection of first class, business class, tourist class and regional aircraft seats. A typical seat manufactured and sold by us includes the seat frame, cushions, armrests, tray table and a variety of optional features such as adjustable lumbar supports, footrests, reading lights, head/neck supports, and oxygen masks. We estimate that as of December 31, 2007, we had an aggregate installed base of approximately 1.0 million aircraft seats valued at replacement prices of approximately $3.8 billion.

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

Tourist Class and Regional Jet Seats.  We believe, based on our experience in the industry, that we are a leading worldwide manufacturer of tourist class seats and regional aircraft seats. We believe our Spectrum® coach class seat has become the industry's most popular seat platform for single-aisle aircraft since its launch in late 2002.  We believe the seat improves comfort and offers significantly improved passenger living space as well as benefiting the airlines with simplified maintenance and spare parts purchasing. Spectrum® was engineered for use across the entire single-aisle aircraft fleet, including regional jets.

Spares.  Aircraft seats require regularly scheduled maintenance in the course of normal passenger use. Airlines depend on seat manufacturers and secondary suppliers to provide spare parts and kit upgrade programs. As a result, a significant market exists for spare parts and kit upgrades.

Interior Systems Segment

We believe, based on our experience in the industry, that we are the leading manufacturer of interior systems for both narrow and wide-body aircraft, offering a broad selection of coffee and beverage makers, water boilers, liquid containers, ovens, refrigeration equipment, oxygen delivery systems and a variety of other interior components. We estimate that as of December 31, 2007 we had an aggregate installed base of such equipment valued at replacement prices of approximately $1.9 billion.

Oxygen Delivery Systems.  We believe, based on our experience in the industry, that we are the leading manufacturer of oxygen storage, distribution and delivery systems for both commercial and business jet aircraft.  We have the capability to both produce all required components and to fully integrate overhead passenger service units with either chemical or gaseous oxygen equipment.  Our oxygen equipment has been approved for use on all Boeing and Airbus aircraft and is also found on essentially all general aviation and VIP aircraft.  The Boeing 787 will be the first aircraft equipped with a passenger oxygen system using our advanced “Pulse Oxygen” technology.  We believe the Pulse Oxygen system delivers oxygen more efficiently than traditional passenger systems and reduces overall system weight and fuel burn and facilitates lower maintenance and cabin reconfiguration costs, when compared to traditional oxygen systems.  Airbus has also selected us to provide similar “Pulse” technology on its passenger and crew oxygen systems for the A350 XWB.

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

Distribution Segment

Through our subsidiary, M&M Aerospace Hardware, Inc. (M&M), we are the leading distributor of aerospace grade fasteners for the aftermarket and we believe we offer one of the broadest lines of fasteners and inventory management services worldwide. Approximately 60% of our fastener sales are to the aftermarket, and nearly 65% of our orders are shipped within 24 hours of receipt of the order. With over 200,000 SKUs and next-day service, we serve as a distributor for almost every major aerospace fastener manufacturer. Our service offerings include inventory management and replenishment, electronic data interchange, special packaging and bar-coding, parts kitting, quality assurance testing and purchasing assistance. Our seasoned purchasing and sales teams, coupled with state-of-the-art information technology and automated retrieval systems, provide the basis for our reputation for high quality and overnight delivery.

Business Jet Segment

We believe, based on our experience in the industry, that we are the leading manufacturer of a broad product line of furnishings for business jets. Our products include a complete line of business jet seating and sofa products, including electric fully berthing lie flat seats, direct and indirect lighting, air valves and oxygen delivery systems as well as sidewalls, bulkheads, credenzas, closets, galley structures, lavatories and tables. We have the capability to provide complete interior packages, including all design services, all interior components and program management services for executive aircraft interiors. We believe we are the preferred supplier of seating products and direct and indirect lighting systems for most of the business jet manufacturers. We estimate that as of December 31, 2007, we had an aggregate installed base of business jet equipment valued at replacement prices of approximately $1.0 billion.

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

Passenger-to-Freighter Conversions.  We believe, based on our experience in the industry, that we are a leading supplier of structural design and integration services, including airframe modifications for passenger-to-freighter conversions. In addition, we have performed conversions for Boeing 767, Boeing 747-200 Combi Unit®, Boeing 747-200 (exclusive of door surround) and Airbus A300 B4 aircraft. In addition, China Southern has selected us to convert six of their A300-600 wide-body passenger aircraft to freighter aircraft.  Freighter conversions require sophisticated engineering capabilities and very large and complex proprietary parts kits.

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

Research, Development and Engineering

We work closely with commercial airlines to improve existing products and identify customers' emerging needs. Our expenditures in research, development and engineering totaled $127.9 million, $88.6 million and $65.6 million representing 7.6%, 7.9% and 7.8% of net sales for the years ending December 31, 2007, 2006, and 2005, respectively. We employed 1,000 professionals in engineering, research and development and program management as of December 31, 2007. We believe, based on our experience in the industry, that we have the largest engineering organization in the cabin interior products industry, with mechanical, electrical, electronic and software design skills, as well as substantial expertise in program management, materials composition and custom cabin interior layout design and certification.

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

We believe that airlines prefer our integrated worldwide marketing approach, which is focused by airline and encompasses our entire product line. Led by senior executives, teams representing each product line serve designated airlines that together accounted for over 80% of the purchases of products manufactured by our Seating, Interior Systems, and Engineering Services segments during the fiscal year ended December 31, 2007.  Our teams have developed customer-specific strategies to meet each airline's product and service needs. We also staff "on-site" customer engineers at major airlines and airframe manufacturers to represent our entire product line and work closely with the customers to develop specifications for each successive generation of products required by the airlines. These engineers help customers integrate our wide range of cabin interior products and assist in obtaining the applicable regulatory certification for each particular product or cabin configuration. Through our on-site customer engineers, we expect to be able to more efficiently design and integrate products that address the requirements of our customers. We provide program management services, integrating all on-board cabin interior equipment and systems, including installation and Federal Aviation Administration certification, allowing airlines to substantially reduce costs. We believe that we are the only supplier in the commercial aircraft cabin interior products industry with the size, resources, breadth of product line and global product support capability to operate in this manner.

Our program management approach assigns a program manager to each significant contract. The program manager is responsible for all aspects of the specific contract and profitability, including managing change orders, negotiating related up front engineering charges and monitoring the progress of the contract through its delivery dates. We believe that our customers benefit substantially from our program management approach, including better on-time delivery and higher service levels. We also believe our program management approach results in better customer satisfaction.

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

As of December 31, 2007, our direct sales, marketing and product support organizations consisted of 426 persons. In addition, we currently retain 50 independent sales representatives. Our sales to non-U.S. customers were approximately $928 million for the fiscal year ended December 31, 2007 and $645 million for the fiscal year ended December 31, 2006 or approximately 55% and 57%, respectively, of net sales during those periods. Approximately 82% of our total revenues were derived from airlines and other commercial aircraft operators during each of the two fiscal years ended December 31, 2007. Approximately 60% of our revenues during the fiscal years ended December 31, 2007 and 2006 were from refurbishment, spares and upgrade programs. During the fiscal year ended December 31, 2007, 2006 and 2005 no single customer accounted for more than 10% of our consolidated sales. The portion of our revenues attributable to particular customers varies from year to year with the airlines' scheduled purchases of new aircraft and for retrofit and refurbishment programs for their existing aircraft.

Backlog

We estimate that our backlog at December 31, 2007 was approximately $2.2 billion as compared to $1.7 billion at December 31, 2006 and approximately $1.1 billion at December 31, 2005.  Approximately 60% of our backlog at December 31, 2007, is scheduled to be deliverable within the next twelve months.  While 38% of our total backlog is with North American customers, only 15% of our total backlog is with domestic airlines.  Approximately 23% of our current backlog is with European customers.  Importantly, approximately 39% of backlog is with customers in emerging markets such as the Asia/Pacific Rim and the Middle East regions.  Our backlog includes backlog from all of our businesses.  Our backlog at December 31, 2007 increased by approximately 30% compared to the backlog at December 31, 2006 despite a nearly 50% year over year increase in revenues.

Customer Service

We believe that our customers place a high value on customer service and product support and that this service level is a critical differentiating factor in our industry. The key elements of such service include:

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

Competition

The commercial aircraft cabin interior products market is relatively fragmented, with a number of competitors in each of the individual product categories. Due to the global nature of the commercial aerospace industry, competition comes from both U.S. and foreign manufacturers. However, as aircraft cabin interiors have become increasingly sophisticated and technically complex, airlines have demanded higher levels of engineering support and customer service than many smaller cabin interior products suppliers can provide. At the same time, airlines have recognized that cabin interior product suppliers must be able to integrate a wide range of products, including sophisticated electronic components, such as video and live broadcast TV, particularly in wide-body aircraft. We believe that the airlines' increasing demands will result in a consolidation of the remaining suppliers. We have participated in this consolidation through strategic acquisitions and we intend to continue to participate in the consolidation.

Our principal competitors for our seating segment are Groupe Zodiac S.A. and Keiper Recaro GmbH.  Our primary competitors for interior systems segment are Groupe Zodiac S.A., JAMCO, and Premium Aircraft Interiors Group (PAIG, formerly Britax).  Our principal competitors for other product and service offerings in our engineering services segment include Driessen Aircraft Interior Systems, JAMCO, PAIG, and TIMCO.  The market for business jet products is highly fragmented, consisting of numerous competitors, the largest of which is Decrane Aircraft Holdings.  Our primary competitors in the fastener distribution market are Honeywell Consumable Solutions, Wesco Aircraft Hardware and Anixter Pentacon.

Manufacturing and Raw Materials

Our manufacturing operations consist of both the in-house manufacturing of component parts and sub-assemblies and the assembly of our designed component parts that are purchased from outside vendors. We maintain up-to-date facilities, and we have an ongoing strategic manufacturing improvement plan utilizing lean manufacturing processes. We constantly strive for continuous improvement from implementation of these plans for each of our product lines. We have implemented common information technology platforms company-wide, as appropriate. These activities should lower our production costs, shorten cycle times and reduce inventory requirements and at the same time improve product quality, customer response and profitability. We do not believe we are materially dependent on any single supplier or assembler for any of our raw materials or specified and designed component parts and, based upon the existing arrangements with vendors, our current and anticipated requirements and market conditions, we believe that we have made adequate provisions for acquiring raw materials.

Government Regulation

The FAA prescribes standards and licensing requirements for aircraft components, and licenses component repair stations within the United States. Comparable agencies regulate such matters in other countries. We hold several FAA component certificates and perform component repairs at a number of our U.S. facilities under FAA repair station licenses. We also hold an approval issued by the EASA to design, manufacture, inspect and test aircraft seating products in Leighton Buzzard, England and to manufacture and ship from our Kilkeel, Northern Ireland facility. We also have the necessary approvals to design, manufacture, inspect, test and repair our interior systems products in Nieuwegein, the Netherlands.

In March 1992, the FAA adopted Technical Standard Order C127, or TSO-C127, which provides a design approval that the FAA may issue to seat manufacturers for seats tested dynamically to meet the requirements of 14 CFR 25.562 (commonly referred to as “16G”).  We believe we have developed and certified more seat models that meet the requirements of TSO-C127 and TSO-C127a than our competitors.  The FAA and EASA also prescribe that seats meet certain flammability and electrical interference specifications.  In October 2005, the FAA adopted 14 CFR 121.311(j), which requires dynamic testing of all seats installed in all new aircraft certified after January 1, 1988 and produced after October 27, 2009.  EASA is expected to establish a similar role.  Our large installed base of 16G seats demonstrates our industry leadership in seat certification requirements.

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

Patents

We currently hold 229 U.S. patents and 217 international patents, as well as 114 U.S. patent applications and 209 foreign patent applications covering a variety of products. We believe that the termination, expiration or infringement of one or more of such patents would not have a material adverse effect on us.

Employees

As of December 31, 2007, we had approximately 6,298 employees. Approximately 70% of our employees are engaged in manufacturing/distribution operations and purchasing, 16% in engineering, research and development and program management, 7% in sales, marketing and product support and 7% in finance, information technology, legal and general administration. Unions represent approximately 20% of our worldwide employees. One domestic labor contract representing approximately 6% of our employees expires May, 2009.  The other labor contract with the only other domestic union, which represents approximately 2% of our employees, expires June, 2010.  The balance of our union employees are located in the U.K., the Netherlands and Germany, which tend to have government mandated union organizations.  We consider our employee relations to be good.

Financial Information About Segments and Foreign and Domestic Operations

Financial and other information by segment and relating to foreign and domestic operations for the fiscal years ended December 31, 2007, December 31, 2006 and December 31, 2005, is set forth in note 14 to our consolidated financial statements.

Available Information

Our filings with the SEC, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, our Proxy Statement, current reports on Form 8-K and amendments to those reports, are available free of charge on our website as soon as reasonably practicable after they are filed with, or furnished to, the SEC. Our Internet website is located at http://www.beaerospace.com. Information included in or connected to our website is not incorporated by reference in this annual report.

ITEM 1A.  RISK FACTORS

You should consider carefully the following risks and uncertainties, along with the other information contained in or incorporated by reference in this Form 10-K.  Additional risks and uncertainties that we do not presently know about or currently believe are not material may also adversely affect our business and operations.  If any of the following events actually occur, our business, financial condition and financial results could be materially adversely affected.

Risks Relating to Our Industry

We are directly dependent upon the conditions in the airline and business jet industries and a severe and prolonged downturn could negatively impact our results of operations.

The September 11, 2001 terrorist attacks, SARS and the onset of the Iraq war severely impacted conditions in the airline industry. According to industry sources, in the aftermath of the attacks most major U.S. and a number of international carriers substantially reduced their flight schedules, parked or retired portions of their fleets, reduced their workforces and implemented other cost reduction initiatives. U.S. airlines further responded by decreasing domestic airfares. As a result of the decline in both traffic and airfares following the September 11, 2001 terrorist attacks, and their aftermath, as well as other factors, such as increases in fuel costs and heightened competition from low-cost carriers, the world airline industry lost a total of approximately $41.0 billion in calendar years 2001-2007. The airline industry crisis also caused 22 airlines worldwide to declare bankruptcy or cease operations in the last seven years.

As a result of the foregoing, through 2007, the domestic U.S. airlines, in large part, have been seeking to conserve cash by deferring cabin interior refurbishment programs and deferring or canceling aircraft purchases. This, together with the reduction of new business jet production, caused a substantial contraction in our business during the 2001 through 2003 period. Although the global airline industry began to recover in late 2003 and conditions continue to improve, and the business jet industry is improving as well, additional events similar to those described above or other events could cause a deterioration of conditions in our industry or end the current business cycle. The rate at which the business jet industry recovers is dependent on corporate profits, the number of used jets on the market and other factors, which could slow the rate of recovery.

The airline industry is heavily regulated and failure to comply with applicable laws could reduce our sales, or require us to incur additional costs to achieve compliance, which could reduce our results of operations.

The FAA prescribes standards and licensing requirements for aircraft components, including virtually all commercial airline and general aviation cabin interior products, and licenses component repair stations within the United States. Comparable agencies, such as the EASA, the CAAC and the JCAB, regulate these matters in other countries. If we fail to obtain a required license for one of our products or services or lose a license previously granted, the sale of the subject product or service would be prohibited by law until such license is obtained or renewed. In addition, designing new products to meet existing regulatory requirements and retrofitting installed products to comply with new regulatory requirements can be both expensive and time consuming.

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

While the majority of our operations are based domestically, we have significant manufacturing operations based internationally with facilities in the United Kingdom, the Netherlands and Germany.  In addition, we sell our products to airlines all over the world. Our customers are located primarily in North America, Europe and the emerging markets including the Asia/Pacific Rim region, South America and the Middle East. As a result, 55% of our net sales for the year ended December 31, 2007 and 57% of our sales for the year ended December 31, 2006 were to customers located outside the United States.

In addition, we have a number of subsidiaries in foreign countries (primarily in Europe), which have sales outside the United States. Approximately 38% and 35%, respectively, of our sales during the fiscal years ended December 31, 2007 and 2006 came from our foreign operations. Fluctuations in the value of foreign currencies affect the dollar value of our net investment in foreign subsidiaries, with these fluctuations being included in a separate component of stockholders’ equity. At December 31, 2007, we reported a cumulative foreign currency translation adjustment of approximately $9.8 million in stockholders’ equity as a result of foreign currency adjustments, and we may incur additional adjustments in future periods.  In addition, operating results of foreign subsidiaries are translated into U.S. dollars for purposes of our statement of operations at average monthly exchange rates. Moreover, to the extent that our revenues are not denominated in the same currency as our expenses, our net earnings could be materially adversely affected. For example, a portion of labor, material and overhead costs for goods produced in our production facilities in the United Kingdom, Germany and the Netherlands are incurred in British pounds or euros, but the related sales revenues are generally denominated in U.S. dollars. Changes in the value of the U.S. dollar or other currencies could result in material fluctuations in foreign currency translation amounts or the U.S. dollar value of transactions and, as a result, our net earnings could be materially adversely affected.

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

We have made many acquisitions in the past some of which are still integrating into our business.  We may consider future acquisitions, some of which could be material to us. We explore and conduct discussions with many third parties regarding possible acquisitions. Our ability to continue to achieve our goals may depend upon our ability to effectively acquire and integrate such companies, to achieve cost efficiencies and to manage these businesses as part of our company. We may not be successful in implementing appropriate operational, financial and management systems and controls to achieve the benefits expected to result from these acquisitions. Our efforts to integrate these businesses could be materially adversely affected by a number of factors beyond our control, such as regulatory developments, general economic conditions, increased competition and the loss of certain customers resulting from the acquisitions. In addition, the process of integrating these businesses could cause difficulties for us, including an interruption of, or loss of momentum in, the activities of our existing business and the loss of key personnel and customers. Further, the benefits that we anticipate from these acquisitions may not develop. Depending upon the acquisition opportunities available, we also may need to raise additional funds through the capital markets or arrange for additional bank financing in order to consummate such acquisitions.  We also may not be able to raise the substantial capital required for acquisitions and integrations on satisfactory terms, if at all.

Increased leverage could adversely impact our business and results of operations.

We may incur additional debt under our credit facility or through new borrowings to finance our operations or for future growth.  A high degree of leverage could have important consequences to us.  For example, it could:

•      increase our vulnerability to adverse economic and industry conditions;

•      require us to dedicate a substantial portion of cash from operations to the payment of debt service, therebyreducing the availability of cash to fund working capital, capital expenditures and other general corporate purposes;

•      limit our ability to obtain additional financing for working capital, capital expenditures, general corporate purposes or acquisitions;

•      place us at a disadvantage compared to our competitors that are less leveraged; and

•      limit our flexibility in planning for, or reacting to, changes in our business and in our industry.

Our total assets include substantial intangible assets.  The write-off of a significant portion of unamortized intangible assets would negatively affect our financial results.

Our total assets reflect substantial intangible assets. At December 31, 2007, goodwill and identified intangibles, net, represented approximately 35% of total assets. Intangible assets consist principally of goodwill and other identified intangible assets associated with our acquisitions. On at least an annual basis, we assess whether there has been an impairment in the value of goodwill and other intangible assets with indefinite lives. If the carrying value of the tested asset exceeds its estimated fair value, impairment is deemed to have occurred.  In this event, the amount is written down to fair value.  Under current accounting rules, this would result in a charge to operating earnings. Any determination requiring the write-off of a significant portion of unamortized goodwill and identified intangible assets would negatively affect our results of operations and total capitalization, which could be material.

We have significant financial and operating restrictions in our debt instruments that may have an adverse effect on our operations.

The credit agreement governing our senior bank borrowings contains numerous financial and operating covenants that limit our ability to incur additional or repay existing indebtedness, to create liens or other encumbrances, to make certain payments and investments, including dividend payments, to engage in transactions with affiliates, to engage in sale/leaseback transactions, to guarantee indebtedness and to sell or otherwise dispose of assets and merge or consolidate with other entities. Agreements governing future indebtedness could also contain significant financial and operating restrictions. A failure to comply with the obligations contained in any current or future agreement governing our indebtedness could result in an event of default under our current or any future bank credit facility, any future indentures or agreements governing our debt securities, which could permit acceleration of the related debt and acceleration of debt under other instruments that may contain cross-acceleration or cross-default provisions. We may not have, or may not be able to obtain, sufficient funds to make any required accelerated payments.

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

We have never paid a cash dividend and do not plan to pay cash dividends on our common stock in the foreseeable future.  We intend to retain our earnings to finance the development and expansion of our business and to repay indebtedness.  Also, our ability to declare and pay cash dividends on our common stock is restricted by customary covenants in our bank credit facility and may be restricted by customary covenants in our future agreements governing future debt.

If the price of our common stock continues to fluctuate significantly, you could lose all or part of any investment in our common stock.

The price of our common stock is subject to sudden and material increases and decreases, and decreases could adversely affect investments in our common stock.  For example, since the beginning of 2004 through the end of 2007, the closing sale price of our common stock has ranged from a low of $5.20 to a high of $53.91.  The price of our common stock could fluctuate widely in response to:

•	our quarterly operating results;

•	changes in earnings estimates by securities analysts;

•	changes in our business;

•	changes in the market’s perception of our business;

•	changes in the businesses, earnings estimates or market perceptions of our competitors or customers;

•	changes in airline industry or business jet industry conditions;

•	changes in our key personnel;

•	changes in general market or economic conditions; and

•	changes in the legislative or regulatory environment.

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

We have grown, and continue to grow, at a rapid pace.  Our inability to properly manage or support the growth may have a material adverse effect on our business, financial condition, and results of operations and could cause the market value of our common stock to decline.

We have experienced rapid growth in recent periods and intend to continue to grow our business both through acquisitions and internal expansion of products and services.  Our growth to date has placed, and could continue to place, significant demands on our management team and our operational, administrative and financial resources.  We may not be able to grow effectively or manage our growth successfully, and the failure to do so could have a material adverse effect on our business, financial condition, and results of operations and could cause the market value of our common stock to decline.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None

ITEM 2.  PROPERTIES

As of December 31, 2007, we had 16 principal operating facilities and one administrative facility, which comprised an aggregate of approximately 1.9 million square feet of space.  The following table describes the principal facilities and indicates the location, function, approximate size, and ownership status of each location.

			Facility
			Size
Segment	Location	Purpose	(Sq. Feet)	Owernship

Seating	Winston-Salem, North Carolina	Manufacturing	268,300	Leased
	Leighton Buzzard, England	Manufacturing	114,000	Owned
	Kilkeel, Northern Ireland	Manufacturing	176,000	Leased/Owned

Interior Systems	Anaheim, California	Manufacturing	98,000	Leased
	Lenexa, Kansas	Manufacturing	80,000	Leased
	Nieuwegein, the Netherlands	Manufacturing	47,350	Leased
	Westminster, California	Manufacturing	70,000	Leased
	Lubeck, Germany	Manufacturing	86,100	Leased

Business Jet	Miami, Florida	Manufacturing	129,630	Leased
	Holbrook, New York	Manufacturing	20,100	Leased
	Tucson, Arizona	Manufacturing	90,500	Leased

Distribution	Miami, Florida	Distribution	355,760	Leased
	Stratford, Connecticut	Distribution	67,000	Leased
	Paramus, New Jersey	Distribution	36,000	Leased
	Wichita, Kansas	Distribution	49,000	Leased

Engineering Services	Marysville, Washington	Manufacturing	155,000	Leased

Corporate	Wellington, Florida	Administrative	19,620	Leased/Owned
			1,862,360

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

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the Nasdaq National Market under the symbol "BEAV.”  The following table sets forth, for the periods indicated, the range of high and low per share sales prices for the common tock as reported by Nasdaq.

	Fiscal Year Ended December 31,
	(Amounts in Dollars)
	2007		2006
	High	Low	High	Low
First Quarter	$33.80	$25.56	$25.78	$20.25
Second Quarter	41.65	31.59	29.60	18.28
Third Quarter	44.69	32.20	25.25	17.64
Fourth Quarter	54.09	40.81	27.77	19.09

On February 14, 2008, the last reported sale price of our common stock as reported by NASDAQ was $39.82 per share.  As of such date, based on information provided to us by Computershare, our transfer agent, we had approximately 1,266 registered holders, and because many of these shares are held by brokers and other institutions on behalf of the beneficial holders, we are unable to estimate the number of beneficial shareholders represented by these holders of record.  We have not paid any cash dividends in the past, and we have no present intention of doing so in the immediate future. Our Board of Directors intends, for the foreseeable future, to retain any earnings to reduce indebtedness and finance our future growth, but expects to review our dividend policy regularly. The credit agreement governing our bank credit facilities permit the declaration of cash dividends only in certain circumstances described therein.

The following line graph compares the annual percentage change in the Company’s cumulative total  shareholder return on our common stock relative to the cumulative total returns of the NASDAQ Composite index, the Dow Jones US Airlines index and the Dow Jones US Aerospace & Defense index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in the company's common stock and in each of the indexes on 12/31/2002 and its relative performance is tracked through 12/31/2007.

We made no repurchases of our common stock during the last quarter of 2007.

ITEM 6.  SELECTED FINANCIAL DATA
(In millions, except per share data)

The financial data for each of the years in the five year period ended December 31, 2007 have been derived from financial statements that have been audited by our independent registered public accounting firm. The following financial information is qualified by reference to, and should be read in conjunction with, Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our historical financial statements, including notes thereto, which are included in Item 15 of this Form 10-K.  Our historical results are not necessarily indicative of our future results.

	Fiscal Year Ended December 31,
	2007	2006	2005	2004	2003
Statements of Operations Data:
Net sales	$1,677.7	$1,128.2	$844.1	$733.5	$624.4
Cost of sales (1)	1,107.6	731.7	548.5	494.8	453.6
Selling, general and administrative	195.2	159.6	136.4	119.2	105.8
Research, development and engineering	127.9	88.6	65.6	55.1	44.7
Operating earnings	247.0	148.3	93.6	64.4	20.3
Operating margin	14.7%	13.1%	11.1%	8.8%	3.3%
Interest expense, net	20.9	38.9	59.3	76.1	70.6
Debt prepayment costs	11.0	19.4	--	8.8	1.2
Earnings (loss) before income taxes	215.1	90.0	34.3	(20.5)	(51.5)
Income tax expense (benefit)(2)	67.8	4.4	(50.3)	1.5	2.0
Net earnings (loss)	$147.3	$85.6	$84.6	$(22.0)	$(53.5)

Basic net earnings (loss) per share:
Net earnings (loss)	$1.67	$1.11	$1.44	$(0.53)	$(1.49)
Weighted average common shares	88.1	77.1	58.8	41.7	36.0

Diluted net earnings (loss) per share:
Net earnings (loss)	$1.66	$1.10	$1.39	$(0.53)	$(1.49)
Weighted average common shares	88.8	78.0	60.8	41.7	36.0

Balance Sheet Data (end of period):
Working capital	$711.6	$456.0	$573.4	$225.0	$274.3
Goodwill, intangible and other assets, net	635.6	636.2	525.3	545.5	541.5
Total assets	1,772.0	1,497.7	1,426.5	1,024.8	1,052.5
Long-term debt, net of current portion	150.3	502.0	677.4	678.6	880.1
Stockholders' equity	1,258.1	706.0	569.6	182.8	31.9

(1) During the year ended December 31, 2003 we incurred $19.9 related to severance, integration costs, lease termination costs, relocation, training and facility preparation costs in connection with consolidation of facilities and headcount reductions following the events of September 11, 2001.  As a result of these events, we also recorded write-downs of property, plant, equipment, inventory and other assets of $10.9 for the year ended December 31, 2003.

(2) During the year ended December 31, 2005 we reversed a significant portion of our valuation allowance on our U.S. deferred tax asset as a result of improved operating performance and outlook and expected reductions in interest costs resulting from note redemptions.

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

We generally derive our revenues from refurbishment or upgrade programs for the existing worldwide fleets of commercial and general aviation aircraft and from the sale of our cabin interior equipment for new aircraft deliveries.  For the 2007, 2006 and 2005 fiscal years, approximately 60% of our revenues were derived from our aftermarket products, with the remaining portions attributable to the sale of cabin interior equipment associated with new aircraft deliveries. We believe our large installed base of products, estimated to be approximately $6.7 billion as of December 31, 2007 (valued at replacement prices), gives us a significant advantage over our competitors in obtaining orders both for spare parts and for refurbishment programs, principally due to the tendency of the airlines to purchase equipment for such programs from the incumbent supplier.

We conduct our operations through strategic business units that have been aggregated under five reportable segments: Seating, Interior Systems, Distribution, Business Jet and Engineering Services.

Net sales by reportable segment for the years ended December 31, 2007, December 31, 2006 and December 31, 2005 were as follows:

	Fiscal Year Ended December 31,
	2007		2006		2005
	Net	% of	Net	% of	Net	% of
	Sales	Net Sales	Sales	Net Sales	Sales	Net Sales

Seating	$632.6	37.8%	$388.5	34.4%	$281.8	33.4%
Interior Systems	348.0	20.7%	273.9	24.3%	205.5	24.4%
Distribution	386.5	23.0%	251.5	22.3%	173.9	20.6%
Business Jet	193.1	11.5%	147.5	13.1%	120.2	14.2%
Engineering Services	117.5	7.0%	66.8	5.9%	62.7	7.4%
Net sales	$1,677.7	100.0%	$1,128.2	100.0%	$844.1	100.0%

Net sales by domestic and foreign operations for the years ended December 31, 2007, December 31, 2006 and December 31, 2005 were as follows:

	Fiscal Year Ended December 31,
	2007	2006	2005
Domestic	$1,036.6	$732.9	$588.4
Foreign	641.1	395.3	255.7
Total	$1,677.7	$1,128.2	$844.1

Net sales by geographic segment (based on destination) for the years ended December 31, 2007, December 31, 2006 and December 31, 2005 were as follows:

	Fiscal Year Ended December 31,
	2007		2006		2005
	Net	% of	Net	% of	Net	% of
	Sales	Net Sales	Sales	Net Sales	Sales	Net Sales

U.S.	$749.5	44.7%	$483.0	42.8%	$399.4	47.3%
Europe	468.0	27.9%	331.5	29.4%	202.2	24.0%
Asia, Pacific Rim,
Middle East and other	460.2	27.4%	313.7	27.8%	242.5	28.7%
Total	$1,677.7	100.0%	$1,128.2	100.0%	$844.1	100.0%

Between 1989 and 2001, we substantially expanded the size, scope and nature of our business through 22 acquisitions for an aggregate purchase price of approximately $1 billion.  From 2002 through June 2006, essentially all of our revenue growth was organic since we did not make any significant acquisitions during that period.

During the third quarter of 2006, we acquired Draeger and New York Fasteners for, in the aggregate, $146.7 in cash.  Draeger manufactures components and integrated systems to supply oxygen systems for both civil and military aircraft, with well-established strengths in both chemical and gaseous oxygen systems.  Draeger is the prime contractor for the oxygen systems in the Eurofighter Typhoon, and provides maintenance and repair services for Germany’s Air Force in-service oxygen systems.  The integration of Draeger with our existing oxygen business allows us to offer the broadest oxygen system product lines in the industry. New York Fasteners is a distributor of a wide variety of aerospace fasteners and hardware primarily to the military sector.  The integration of New York Fasteners into our distribution segment has significantly expanded our overall penetration into the military and defense sector.

New product development is a strategic initiative for us. Our customers regularly request that we engage in new product development and enhancement activities. We believe that these activities protect and enhance our leadership position. We believe our investments in research and development over the past several years have been the driving force behind our ongoing market share gains.  Research, development and engineering spending has been approximately 7% - 8% of sales for the past several years and is expected to comprise a somewhat lower percentage of revenues for the next several years.

We also believe in providing our businesses with the tools required to remain competitive. In that regard, we have invested, and will continue to invest in, property and equipment that enhances our productivity. Taking into consideration our record backlog, targeted capacity utilization levels, recent capital expenditure investments, recent acquisitions and current industry conditions, we expect that capital expenditures will be approximately $40 over the next twelve months.

International airline competition for higher margin international travelers and improving worldwide industry conditions have resulted in increasing demand for our products and services, as demonstrated by record bookings of approximately $2.1 billion during fiscal 2007.  At December 31, 2007, backlog was approximately $2.2 billion, an increase of approximately 30% as compared to our December 31, 2006 backlog. We expect strong demand for the next several years as industry conditions continue to improve.  As worldwide air traffic grows and airlines add capacity and upgrade the cabin interiors of existing active aircraft, we expect our aftermarket activities to continue to grow. According to IATA, during the year ended December 31, 2007, the global airline industry expanded airline capacity by approximately 6.2% in response to an approximately 7.4% increase in global air traffic. In addition, as a result of the severity of the post-September 11, 2001 downturn, many carriers, particularly in the United States, have deferred interior maintenance and upgrades. The U.S. carriers have just begun the process of upgrading their international fleets and we believe there are substantial additional growth opportunities with domestic carriers for retrofit programs, particularly for the twin-aisle aircraft that service international routes.

RESULTS OF OPERATIONS

Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006

Net sales for the year ended December 31, 2007 were $1,677.7, an increase of $549.5 or 48.7% as compared to the prior year.  Revenue growth was driven by robust market conditions and market share gains, and included strong retrofit program deliveries as well as an increase in demand related to growth in new aircraft deliveries.

Net sales for each of our segments are set forth in the following table:

	Fiscal Year Ended December 31,

				Percent
	2007	2006	Change	Change
Seating	$632.6	$388.5	$244.1	62.8%
Interior Systems	348.0	273.9	74.1	27.1%
Distribution	386.5	251.5	135.0	53.7%
Business Jet	193.1	147.5	45.6	30.9%
Engineering Services	117.5	66.8	50.7	75.9%
Total Sales	$1,677.7	$1,128.2	$549.5	48.7%

The 62.8% increase in revenue for the Seating segment reflects significant market share gains and was driven by a substantially higher level of aftermarket, retrofit and refurbishment activity, as well as demand created by new aircraft deliveries.  The Interior Systems segment revenue growth of 27.1% reflected the higher level of new aircraft deliveries as well as substantial aftermarket demand.

The Distribution segment revenue growth of 53.7% reflects a higher level of revenues from first and second tier aerospace manufacturers and from higher military sales.

Business Jet segment revenue increased by $45.6 or 30.9%, reflecting the higher level of new business jet deliveries and higher revenues from super first class products.  Engineering Services segment revenue growth of $50.7 or 75.9% reflects the higher level of engineering design, program management and certification activities.

Cost of sales for the current period of $1,107.6, or 66.0% of net sales, increased by $375.9 compared to $731.7, or 64.9% of net sales in the prior year.  The $375.9, or 51.4%, increase in cost of sales was primarily due to the 48.7% increase in net sales.  Cost of sales as a percentage of net sales increased by 110 basis points during the current year period primarily due to the higher level of Engineering Services segment revenues, which has gross margins which are lower than the company average.  The $50.7 increase in Engineering Services revenues accounted for 40 basis points of this increase.  The balance was primarily related to the 2006 Draeger and New York Fasteners acquisitions and integration costs related thereto and start up and learning curve costs on major programs in the Business Jet and Seating segments.

Selling, general and administrative expenses in 2007 were $195.2, or 11.6% of sales, versus $159.6 or 14.1% in 2006 reflecting the higher level of selling, marketing and product support costs ($6.3), the acquisitions of Draeger and New York Fasteners ($6.1), and higher commissions, compensation and benefits ($19.0) associated with the 48.7% increase in revenues and a nearly 30% increase in backlog from December 31, 2006.  Selling, general and administrative expenses as a percentage of sales decreased by 250 basis points, reflecting the operating leverage in our business.

Research, development and engineering expenses for 2007 were $127.9, or 7.6% of sales, versus $88.6 or 7.9% of sales in the prior year and reflect the higher level of spending associated with customer specific engineering activities, new product development activities (primarily at the Seating and Interior Systems segments), certification efforts related to a number of new products including products for the new Boeing 787 Dreamliner Aircraft, Airbus A350 XWB, and acquisitions.  During 2007, we applied for 88 U.S. and foreign patents versus 73 during 2006.

    Operating earnings for 2007 were $247.0 or 66.6% greater than 2006.  The operating earnings growth was driven by the 48.7% revenue growth and a 160 basis point expansion in operating margin to 14.7% of sales reflecting the high in quality backlog and operating leverage at the higher revenue level, offset by the 2006 Draeger and New York Fasteners acquisitions and integration costs related thereto and learning curve costs in the Seating, Business Jet and Engineering Services segments.  Operating earnings growth, exclusive of acquisitions was 68%.

The following is a summary of operating earnings performance by segment:

	Fiscal Year Ended December 31,
				Percent
	2007	2006	Change	Change
Seating	$72.8	$37.6	$35.2	93.6%
Interior Systems	64.8	51.2	13.6	26.6%
Distribution	85.5	50.4	35.1	69.6%
Business Jet	19.7	9.4	10.3	109.6%
Engineering Services	4.2	(0.3)	4.5	NM
Total Sales	$247.0	$148.3	$98.7	66.6%

For the year ended December 31, 2007, Seating segment operating earnings of $72.8 increased by $35.2, or 93.6%, due to both a 62.8% increase in revenue and a 180 basis point expansion in operating margin.  Interior Systems segment operating earnings of $64.8, or 18.6% of sales, increased by $13.6, or 26.6%, as compared with the same period in the prior year primarily due to a 27.1% increase in revenue.  The Draeger acquisition integration costs negatively impacted Interior Systems segment margin.  The operating margins at the Seating and Interior Systems segments are expected to significantly improve during 2008 and beyond due to their high in quality backlogs, operational efficiency initiatives, operating leverage and, with respect to interior systems, the now substantially complete Draeger integration activities.

Distribution segment operating earnings of $85.5 increased by $35.1, or 69.6%, due to a 53.7% increase in revenue and a 210 basis point increase in operating margin.  The Distribution segment operating margin of 22.1%, which reflects the segment’s highly efficient information technology and automated retrieval systems, was negatively impacted by the New York Fasteners acquisition and integration costs related thereto.   Business Jet segment operating earnings of $19.7, increased by $10.3, or 109.6%, as compared with the prior year as a result of the 30.9% increase in revenue and the 380 basis point expansion in operating margin.  This margin expansion reflects substantially improved operating results for the super first class product line and operating leverage at the higher sales level.  Engineering Services segment operating earnings improved by $4.5 as this segment continued its transition to a profit contributor.

Interest expense was $23.5 for 2007 and decreased by $19.3 as compared to 2006, due to the redemption of our $250 8-7/8% senior subordinated notes due 2011 and prepayment of $100 of bank term debt during 2007, which together generated $11.0 of debt prepayment costs.

Earnings before income taxes of $215.1 were $125.1, or 139.0% greater than in 2006.  The large increase in earnings before income taxes was due to the $98.7 or 66.6% increase in operating earnings and the $19.3 decrease in interest expense offset by $11.0 of debt prepayment costs.

    The Company’s tax expense of $67.8 for 2007 reflects approximately $8.7 of tax benefits associated with one-time tax planning initiatives finalized during 2007.  The Company’s tax expense of $4.4 for 2006 reflected a tax benefit for the recognition of our U.K. deferred tax asset in the amount of $22.9.

Net earnings for 2007 of $147.3 were $61.7, or 72.1%, greater than net earnings of $85.6 in 2006.  Net earnings per diluted share for 2007 of $1.66 increased $0.56 per diluted share, or 50.9%, as compared to 2006, reflecting the $98.7, or 66.6%, increase in operating earnings in 2007, a 31.5% effective tax rate in 2007 versus a 4.9% effective tax rate in 2006, and a 14% increase in weighted average shares outstanding during 2007.

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

	Fiscal Year Ended December 31,
	2006	2005	Change	Percent Change
Seating	$388.5	$281.8	$106.7	37.9%
Interior Systems	273.9	205.5	68.4	33.3%
Distribution	251.5	173.9	77.6	44.6%
Business Jet	147.5	120.2	27.3	22.7%
Engineering Services	66.8	62.7	4.1	6.5%
Total Sales	$1,128.2	$844.1	$284.1	33.7%

The increase in sales volume for the Seating, Interior Systems, and Engineering Services segments was driven by a higher level of retrofit activity, demand created by new deliveries of large commercial jets (which increased by 24% versus deliveries in 2005), and market share gains.  Interior Systems segment’s revenue growth rate exclusive of the impact of the Draeger acquisition was 20.5%.  The Distribution segment delivered revenue growth of 44.6% in 2006, primarily due to a broad-based increase in aftermarket demand for aerospace fasteners, continued market share gains and the acquisition of New York Fasteners.  The Distribution segment’s revenue growth rate exclusive of the impact of the New York Fasteners acquisition was 29.7%.  Business Jet segment revenues increased by 22.7% in 2006, reflecting strong business jet deliveries, offset by a lower level of super first class revenues associated with A380 delivery delays.  The acquisitions of Draeger (interior systems) and New York Fasteners (distribution) accounted for approximately $52.1 of the consolidated revenue growth.  Revenue growth during 2006, exclusive of these acquisitions, was approximately 27.5%.

Cost of sales during 2006 of $731.7, or 64.9%, of sales, increased by $183.2 or 33.4%, as compared to 2005.

Selling, general and administrative expenses in 2006 were $159.6, or 14.2% of sales, versus $136.4 or 16.2% in 2005 reflecting the higher level of selling, marketing and product support costs ($4.9), the acquisitions of Draeger and New York Fasteners ($4.5), and higher salaries, benefits, incentive compensation and commissions ($10.3) associated with the 33.7% increase in revenues and the over 60% increase in backlog from December 31, 2005.  Selling, general and administrative expenses for 2005 were reduced by $1.8 of net reimbursed legal fees in connection with the resolution of two legal matters.  Selling, general and administrative expenses as a percentage of sales decreased by 200 basis points, reflecting the operating leverage in our business.

Research, development and engineering expenses for 2006 were $88.6, or 7.9% of sales, versus $65.6 or 7.8% of sales in 2005 and reflect the higher level of spending associated with customer specific engineering, new product development activities (primarily at the Seating and Interior Systems segments), and acquisitions.  During 2006, we applied for 73 U.S. and foreign patents versus 43 during 2005.

    Operating earnings of $148.3 for 2006 were $54.7 or 58.4% greater than 2005 due to both the 33.7% revenue growth and a 200 basis point expansion in operating margin to 13.1% of sales.  Operating earnings growth, exclusive of acquisitions was 51.2%.  The substantial increase in operating earnings was driven primarily by continued revenue growth ($284.1), earnings growth ($54.7) and margin expansion in the Seating, Interior Systems and Engineering Services segments.  The consolidated 200 basis point expansion in operating margin was achieved in spite of very poor absorption of overhead costs due to delays in the A380 deliveries and the initially lower margins from acquisitions.

The following is a summary of operating earnings performance by segment:

	Fiscal Year Ended December 31,
	2006	2005	Change	Percent Change
Seating	$37.6	$25.5	$12.1	47.5%
Interior Systems	51.2	32.3	18.9	58.5%
Distribution	50.4	34.9	15.5	44.4%
Business Jet	9.4	7.8	1.6	20.5%
Engineering Services	(0.3)	(6.9)	6.6	NM
Total	$148.3	$93.6	$54.7	58.4%

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

The Distribution segment’s operating earnings of $50.4 during 2006 increased by $15.5 or 44.4% on a 44.6% increase in sales, reflecting further operating efficiencies at the higher sales level and despite the temporary drag on margins caused by the New York Fasteners acquisition.  The Business Jet segment’s operating earnings were $9.4 in 2006, up 20.5% versus 2005, reflecting the solid operating performance from the Company’s core Business Jet operating results, offset by the improving, but still unsatisfactory super first class product line operating results.  The operating results at the Engineering Services segment improved by $6.6 as compared to 2005 due to higher sales volume, better product mix and ongoing operational efficiencies.

Interest expense was $42.8 for 2006 and decreased by $18.0 as compared to 2005, due to the redemption of $250 of our senior subordinated notes due 2008, the redemption of approximately $175 of senior notes and the prepayment of $50.0 of bank term debt, which together generated $19.4 of debt prepayment costs.

Earnings before income taxes were $90.0 (and which reflected $19.4 of debt prepayment costs), as compared to pre-tax earnings of $34.3 for 2005.  The large increase in earnings before income taxes was due to the $54.7 or 58.4% increase in operating earnings and the $18.0 decrease in interest expense which was partially offset by $19.4 of debt prepayment costs.

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

Net earnings for 2006 were $85.6, or $1.10 per diluted share, based on approximately 78.0 million diluted shares and include one-time debt prepayment costs of $19.4 and a one-time tax benefit of $22.9 associated with the recognition of our U.K. deferred tax asset.  Net earnings for 2005 were $84.6, or $1.39 per diluted share, on 60.8 million diluted shares and included a one-time tax benefit of $51.9 associated with the recognition of our U.S. net operating loss carryforward.

LIQUIDITY AND CAPITAL RESOURCES

Current Financial Condition

Our liquidity requirements consist of working capital needs, ongoing capital expenditures and payments of interest and principal on our indebtedness. Our primary requirements for working capital are directly related to the level of our operations.  Working capital primarily consists of accounts receivable and inventories, which fluctuate with the sales of our products. Our working capital was $711.6 as of December 31, 2007, as compared to $456.0 as of December 31, 2006 consistent with the nearly 50% increase in revenues. Factors impacting the change in working capital include a $215.4 increase in inventories associated with product line expansion in the distribution segment and to support the delivery of our record backlog, and a $45.1 increase in accounts receivable related to our 48.7% revenue growth, which were offset by a $39.0 increase in accounts payable and accrued liabilities. At December 31, 2007, our debt to capital ratio was 11%.  Long term debt, less cash and cash equivalents, at December 31, 2007 stood at $70.3, which represents total debt of $151.9 less cash and cash equivalents of $81.6.   At December 31, 2007, there was $150.0 in term debt outstanding under the senior secured credit facility, which consists of a $200.0 revolving credit facility and a $300.0 term loan.  There were no borrowings outstanding under the revolving credit component of our senior secured credit facility.  In May 2007 we redeemed the $250.0 aggregate principal amount of 8-7/8% senior subordinated notes due 2011.

Cash Flows

At December 31, 2007, cash and cash equivalents was $81.6 as compared to $65.0 at December 31, 2006.  Cash provided by operating activities was $22.0 for the year ended December 31, 2007 as compared to $41.0 during the year ended December 31, 2006.  The primary sources of cash provided by operating activities during 2007 were net earnings of $147.3, non-cash charges for depreciation and amortization of $35.0, reduction in deferred income taxes totaling $58.5, non-cash compensation aggregating $11.0 and the non-cash impact from debt prepayment costs of $11.0. The primary use of cash in operating activities during the year ended December 31, 2007 was $241.9 related to changes in our operating assets and liabilities, primarily related to substantial investments in inventories offset by an increase in our accounts payable.  The primary source of cash provided by operating activities during 2006 were net earnings of $85.6 plus non-cash charges for depreciation and amortization of $29.4, plus the non-cash impact from loss on debt extinguishment of $19.4.  The primary use of cash in operating activities during the year ended December 31, 2006 was $97.1 related to changes in our operating assets and liabilities primarily related to investments in inventory, offset by an increase in our accounts payable.

The primary use of cash in investing activities during the year ended December 31, 2007 was related to capital expenditures of $32.1.  The primary use of cash from investing activities during the year ended December 31, 2006 was related to cash paid for acquisitions, net of cash acquired, of $145.3 and capital expenditures of $24.1.

During 2007, we redeemed $250.0 of our 8-7/8% senior subordinated notes and repaid $100.0 of our bank term loan with proceeds from our March 2007 common stock offering.  During 2006, we redeemed $250.0 of our 8% senior subordinated notes with the proceeds from our December 2005 common stock offering.

Capital Spending

Our capital expenditures were $32.1 and $24.1 during the years ended December 31, 2007 and 2006, respectively.  Taking into consideration our record backlog, targeted capacity utilization levels, recent capital expenditure investments, recent acquisitions and current industry conditions, we anticipate capital expenditures of approximately $40 for the next twelve months. We have no material commitments for capital expenditures. We have, in the past, generally funded our capital expenditures from cash from operations and funds available to us under bank credit facilities. We expect to fund future capital expenditures from cash on hand, from operations and from funds available to us under our senior secured credit facility.

Between 1989 and 2001, we completed 22 acquisitions for an aggregate purchase price of approximately $1,000.  Following these acquisitions, we rationalized the businesses, reduced headcount by approximately 4,500 employees and eliminated 22 facilities.  We have financed these acquisitions primarily through issuances of debt and equity securities. As discussed in Note 2 to our Consolidated Financial Statements we recently completed two strategic acquisitions for $146.7 in cash.

Outstanding Debt and Other Financing Arrangements

Long-term debt at December 31, 2007 consisted principally of $150.0 term loan borrowings under our senior secured credit facility. Long term debt at December 31, 2006 consisted principally of $250 of 8-7/8% senior subordinated notes, which were redeemed in full on May 1, 2007, and $250.0 of term borrowings under our senior secured credit facility.

Revolving credit borrowings under the senior secured credit facility bear interest at an annual rate equal to the London interbank offered rate (LIBOR) plus 125 basis points. There are no amounts outstanding under the revolving credit facility at December 31, 2007.  Term loan borrowings under the senior secured credit facility bear interest at an annual rate equal to LIBOR plus 175 basis points (6.73% at December 31, 2007).

Contractual Obligations

The following charts reflect our contractual obligations and commercial commitments as of December 31, 2007. Commercial commitments include lines of credit, guarantees and other potential cash outflows resulting from a contingent event that requires performance by us or our subsidiaries pursuant to a funding commitment.

Contractual Obligations (1)	2008	2009	2010	2011	2012	Thereafter	Total
Long-term debt and other non-current liabilities	$1.9	$1.4	$1.9	$1.9	$146.9	$9.0	$163.0
Operating leases	20.1	14.2	11.4	10.4	9.4	71.3	136.8
Purchase obligations (2)	18.2	5.1	1.5	0.5	0.5	0.5	26.3
Future interest payment on outstanding debt (3)	11.0	10.8	10.8	10.8	5.7	0.1	49.2
Total	$51.2	$31.5	$25.6	$23.6	$162.5	$80.9	$375.3

Commercial Commitments
Letters of Credit	$24.0	--	--	--	--	--	$24.0

(1)
Our liability for unrecognized tax benefits of $9.2 at December 31, 2007 has been omitted from the above table because we cannot determine with certainty when this liability will be settled.  It is reasonably possible that the amount of liability for unrecognized tax benefits will change in the next twelve months; however, we do not expect the change to have a material impact on our consolidated financial statements.

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

(3)
Interest payments include estimated amounts due on the $150.0 outstanding on the term loan of our senior secured credit facility based on the actual interest rate at December 31, 2007.  Actual interest payments will fluctuate based on LIBOR pursuant to the terms of the senior secured credit facility.

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

Off-Balance-Sheet Arrangements

Lease Arrangements

We finance our use of certain equipment under committed lease arrangements provided by various financial institutions.  Since the terms of these arrangements meet the accounting definition of operating lease arrangements, the aggregate sum of future minimum lease payments is not reflected in our consolidated balance sheet.  Future minimum lease payments under these arrangements aggregated approximately $136.8 at December 31, 2007.

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

We maintained a valuation allowance of $9.8 as of December 31, 2007 primarily related to our domestic capital loss carryforwards because of uncertainties that preclude us from determining that it is more likely than not that we will be able to generate sufficient capital gain income and realize this tax benefit during the applicable carryforward period.

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

On December 4, 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (FAS 141 (R)) and No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (FAS 160)”.  FAS 141(R) will change how business acquisitions are accounted for and FAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity.  FAS 141(R) and FAS 160 are effective for fiscal years beginning on or after December 15, 2008 (January 1, 2009 for our company). The adoption of FAS 141(R) and FAS 160 are not expected to have a material impact on the Company’s consolidated financial statements.

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

Inventories

We value our inventories at the lower of cost to purchase (FIFO or weighted average cost method), or market. The inventory balance, which includes the cost of raw material, purchased parts, labor and production overhead costs, is recorded net of a reserve for excess, obsolete or unmarketable inventories. We regularly review inventory quantities on hand and record a reserve for excess and obsolete inventories based primarily on historical usage and on our estimated forecast of product demand and production requirements. In accordance with industry practice, costs in inventory include amounts relating to long-term contracts with long production cycles and to inventory items with long procurement cycles, some of which are not expected to be realized within one year.  As demonstrated since the events of September 11, 2001, demand for our products can fluctuate significantly. Our estimates of future product demand may prove to be inaccurate, in which case we may have understated or overstated the provision required for excess and obsolete inventories. In the future, if our inventories are determined to be overvalued, we would be required to recognize such costs in our cost of goods sold at the time of such determination. Likewise, if our inventories are determined to be undervalued, we may have over-reported our costs of goods sold in previous periods and would be required to recognize such additional operating income at the time of sale.

Long-Lived Assets and Goodwill

To conduct our global business operations and execute our strategy, we acquire tangible and intangible assets, which affect the amount of future period amortization expense and possible impairment expense that we may incur. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect our consolidated financial statements. We assess potential impairment to goodwill of a reporting unit and other intangible assets on an annual basis or when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Our judgment regarding the existence of impairment indicators and future cash flows related to intangible assets are based on operational performance of our acquired businesses, expected changes in the global economy, aerospace industry projections, discount rates and other judgmental factors. Future events could cause us to conclude that impairment indicators exist and that goodwill or other acquired tangible or intangible assets associated with our acquired businesses are impaired. Any resulting impairment loss could have an adverse impact on our results of operations.

Accounting for Income Taxes

Significant management judgment is required in evaluating our tax positions and in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance of $9.8 as of December 31, 2007, due to uncertainties related to our ability to utilize our deferred tax assets, primarily consisting of our domestic capital loss and foreign tax credit carryforwards. The valuation allowance is based on our estimates of taxable income by jurisdictions in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates, or we revise these estimates in future periods, we may need to adjust the valuation allowance which could materially impact our financial position and results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to a variety of risks, including foreign currency fluctuations and changes in interest rates affecting the cost of our variable-rate debt.

Foreign currency - We have direct operations in Europe that receive revenues from customers primarily in U.S. dollars and we purchase raw materials and component parts from foreign vendors primarily in British pounds or euros. Accordingly, we are exposed to transaction gains and losses that could result from changes in foreign currency exchange rates relative to the U.S. dollar. The largest foreign currency exposure results from activity in British pounds and euros.

From time to time, we and our foreign subsidiaries may enter into foreign currency exchange contracts to manage risk on transactions conducted in foreign currencies. At December 31, 2007, we had no outstanding foreign currency exchange contracts. In addition, we have not entered into any other derivative financial instruments.

Interest Rates - At December 31, 2007, we had adjustable rate debt of $150.0. The weighted average interest rate for the adjustable rate debt was approximately 6.7% at December 31, 2007. If interest rates on variable rate debt were to increase by 10% above current rates, the impact on our financial statements would be to reduce pretax income by $1.0. We do not engage in transactions intended to hedge our exposure to changes in interest rates.

As of December 31, 2007, we maintained a portfolio of securities consisting mainly of taxable, interest-bearing deposits with weighted average maturities of less than three months. If short-term interest rates were to increase or decrease by 10%, we estimate interest income would increase or decrease by approximately $0.3.

ITEM 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this section is set forth beginning from page F-1 of this Form 10-K.

ITEM 9.                      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.                      CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness, as of December 31, 2007, of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company’s periodic filings with the SEC and in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company’s internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records, that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007.  In making the assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  Based on its assessment, management believes that, as of December 31, 2007, the Company’s internal control over financial reporting is effective.

The registered public accounting firm that audited the financial statements included in this annual report has issued an attestation report on the Company’s internal control over financial reporting.

By:	/s/ Amin J. Khoury	By:	/s/ Thomas P. McCaffrey
	Amin J. Khoury		Thomas P. McCaffrey
	Chairman and Chief Executive Officer		Senior Vice President, Chief Financial Officer and Treasurer
	February 15, 2008		February 15, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
BE Aerospace, Inc.
Wellington, Florida

We have audited the internal control over financial reporting of BE Aerospace, Inc. and subsidiaries (the “Company”) as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2007, of the Company and our report dated February 15, 2008, expressed an unqualified opinion on those consolidated financial statements and financial statement schedule and included an explanatory paragraph regarding the Company’s adoption of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes.

/s/ Deloitte & Touche LLP
Costa Mesa, California
February 15, 2008

ITEM 9B.                      OTHER INFORMATION

On February 15, 2008, our compensation committee unanimously approved amendments to the 2005 B/E Aerospace, Inc. Management Incentive Plan (the "Plan"), under which the following individuals are eligible to receive bonuses with respect to calendar year 2008:  the Chairman and Chief Executive Officer; the President and Chief Operating Officer; the Senior Vice President, Chief Financial Officer and Treasurer; and the other Vice Presidents (including all of the named executive officers),  General Managers, and other members of management.  The Plan is intended to reward and encourage significant contributions to the success of the Company and its respective businesses. The Plan was amended to provide that the 2008 bonuses will be based upon the achievement of two components: performance objectives (weighted at 80%) and individual strategic initiatives (weighted at 20%). The performance objectives for 2008 are EBIT (weighted at 30%), Operating Cash Flow (as defined) (weighted at 30%), Bookings (weighted at 20%) and Operating Margin (weighted at 20%).

The 2008 targets for each performance measure were approved by our compensation committee. The Plan now provides that, in general, no payments will be made under the Plan with respect to a particular performance objective unless the Company or the participant’s business unit exceeds 80% of the targets for the applicable performance objective.  Previously this threshold level for performance objectives was 90%, and bonuses were awarded based on achievement of the performance objectives.

Named executive officer participants in the Plan will be eligible to receive a target bonus of 68-85% of their base salaries and a targeted maximum bonus of 80-100% of base salary, depending on their title and position,    If the Company or the participant’s business unit (as appropriate) exceeds the target performance objectives by 110% or more, and the participant’s individual performance is at a superior level, the participant will be eligible to receive up to an additional 10% or 20% of his or her base salary (depending on the participant’s title), resulting in a maximum bonus of up to 100%-120% of the participant's base salary, depending on their title and position. Previously, a participant could realize up to an additional 5% for each financial performance objective which exceeded targeted levels, resulting in a maximum bonus of up to 120% of their base salary.

PART III

ITEM 10.                      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information regarding our directors and executive officers as of February 15, 2008. Officers of the Company are elected annually by the Board of Directors.

Title	Age	Position

Amin J. Khoury	68	Chairman of the Board and Chief Executive Officer

Charles L. Chadwell	67	Director (2),(3)

Jim C. Cowart	56	Director (1),(3)

Richard G. Hamermesh	60	Director (1),(3)

Robert J. Khoury	65	Director

Jonathan M. Schofield	67	Director (2),(3)

Arthur E. Wegner	64	Director (1),(3)

Michael B. Baughan	48	President and Chief Operating Officer

Thomas P. McCaffrey	53	Senior Vice President, Chief Financial Officer and Treasurer

Wayne Exton	44	Vice President and General Manager, Business Jet Segment

Werner Lieberherr	49	Vice President and General Manager, Commercial Aircraft Products Group

Robert A. Marchetti	65	Vice President and General Manager, Distribution Segment

Edmund J. Moriarty	64	Vice President-Law, General Counsel and Secretary

Stephen R. Swisher	49	Vice President-Finance and Controller

________
(1)	Member, Audit Committee
(2)	Member, Compensation Committee
(3)	Member, Nominating and Governance Committee

Director Classification

Our restated certificate of incorporation provides that the Board of Directors is to be divided into three classes, each nearly as equal in number as possible, so that each director (in certain circumstances after a transitional period) will serve for three years, with one class of directors being elected each year.  The Board is currently comprised of two Class I Directors (Jim C. Cowart and Arthur E. Wegner), two Class II Directors (Robert J. Khoury and Jonathan M. Schofield) and three Class III Directors (Amin J. Khoury, Charles L. Chadwell and Richard G. Hamermesh). The terms of the Class I, Class II and Class III Directors expire at the end of each respective three-year term and upon the election and qualification of successor directors at annual meetings of stockholders held at the end of each fiscal year. Our executive officers are elected annually by the Board of Directors following the annual meeting of stockholders and serve at the discretion of the Board of Directors.

Current Directors

Amin J. Khoury has been the Chairman of the Board since July 1987 when he founded the company.  Effective December 31, 2005, Mr. Amin J. Khoury was appointed Chief Executive Officer.  Mr. Amin J. Khoury also served as the company’s Chief Executive Officer until April 1, 1996.  Since 1986, Mr. Khoury has been a director of Synthes, Inc., the world’s leading manufacturer and marketer of orthopedic trauma implants and a leading global manufacturer and marketer of cranial-maxillofacial and spine implants. Mr. Khoury is a member of the board of directors of the Aerospace Industries Association.  Mr. Khoury is the brother of Robert J. Khoury.

Charles L. Chadwell has been a Director since January 2007.  He was the Vice President and General Manager, Commercial Engine Operations for GE Aircraft Engines, from which he retired in 2002.  After joining General Electric in 1965, he held a variety of management positions, including:  Program Manager, CF6-80C program; Plant Manager, GE Aircraft Engines’ Wilmington, North Carolina plant; General Manager, GE Aircraft Engines’ Sourcing Operations; General Manager; Production Operations, GE Aircraft Engines’ Lynn, Massachusetts plant; Vice President, GE Aircraft Engines Human Resources; and Vice President and General Manager, Production and Procurement, GE Aircraft Engines.

Jim C. Cowart has been a Director since November 1989.  Since September 2005, Mr. Cowart has been a Director of EAG Limited, a company listed on the London Stock Exchange, which is a provider of microanalytic laboratory services including surface analysis and materials characterization.  Since September 2004, Mr. Cowart has been Chairman and Chief Executive Officer of Auriga Medical Products GmbH, a distributor of medical devices.  He is a Principal of Cowart & Co. LLC and Auriga Partners, Inc., private capital firms that provide strategic planning, competitive analysis, financial relations and other services.  From August 1999 to May 2001, he was Chairman of QualPro Corporation, an aerospace components manufacturing company.  From January 1993 to November 1997, he was the Chairman and CEO of Aurora Electronics Inc. Previously, Mr. Cowart was a founding general partner of Capital Resource Partners, a private investment capital manager, and held various positions in investment banking and venture capital with Lehman Brothers, Shearson Venture Capital and Kidder, Peabody & Co.

Richard G. Hamermesh has been a Director since July 1987. Dr. Hamermesh has been a Professor of Management Practice at Harvard Business School since July 1, 2002. From 1987 to 2001, he was a co-founder and a Managing Partner of The Center for Executive Development, an executive education and development consulting firm.  From 1976 to 1987, Dr. Hamermesh was a member of the faculty of Harvard Business School. He is also an active investor and entrepreneur, having participated as a principal, director and investor in the founding and early stages of more than 15 organizations.

Robert J. Khoury has been a Director since July 1987, when he co-founded the company.  On December 31, 2005, Mr. Khoury retired from service as the company’s President and Chief Executive Officer, a position he held since August 2000.  From April 1996 through August 2000, he served as Vice Chairman.  Mr. Khoury is the brother of Amin J. Khoury.

Jonathan M. Schofield has been a Director since April 2001. From December 1992 through February 2000, Mr. Schofield served as Chairman of the Board and CEO of Airbus North America Holdings, a subsidiary of Airbus Industrie, a manufacturer of large civil aircraft, and served as Chairman from February 2000 until his retirement in March 2001. From 1989 until he joined Airbus, Mr. Schofield was President of United Technologies International Corporation. Mr. Schofield is currently a member of the board of directors of Aero Sat, Inc., Nordam Group and TurboCombustor Technology, Inc.; and is a trustee of LIFT Trust.

Arthur E. Wegner has been a Director since January 2007.  Mr. Wegner retired in 2000 as Executive Vice President of Raytheon Company and Chairman of Raytheon Aircraft.  He joined Raytheon Company in July 1993 as a Senior Vice President and was appointed Chairman and CEO of Raytheon’s Beech Aircraft Corporation.  In September 1994, he was appointed Chairman and CEO of Raytheon Aircraft, which was formed by the merger of Raytheon subsidiaries, Beech Aircraft and Raytheon Corporate Jets.  He became Chairman of Raytheon Aircraft in 2000.  He was elected an Executive Vice President of Raytheon Company in March of 1995.  Mr. Wegner came to Raytheon Company after 20 years with United Technologies Corporation (UTC), where he was Executive Vice President and President of UTC’s Aerospace and Defense Sector.  Prior to that he was President of UTC’s Pratt and Whitney Division.  Mr. Wegner is past Chairman of the Board of Directors of the General Aviation Manufacturers Association and the Aerospace Industries Association.

Executive Officers

Michael B. Baughan has been President and Chief Operating Officer since December 31, 2005.  From July 2002 to December 31, 2005, Mr. Baughan served as Senior Vice President and General Manager of Commercial Aircraft Segment. From May 1999 to July 2002, Mr. Baughan was Vice President and General Manager of Seating Products. From September 1994 to May 1999, Mr. Baughan was Vice President, Sales and Marketing for Seating Products. Prior to 1994, Mr. Baughan held various positions including President of AET Systems, Manager of Strategic Initiatives at The Boston Company (American Express) and Sales Representative at Dow Chemical Company.

Thomas P. McCaffrey has been Senior Vice President and Chief Financial Officer since May 1993. From August 1989 through May 1993, Mr. McCaffrey was a Director with Deloitte & Touche LLP, and from 1976 through 1989 served in several capacities, including Audit Partner, with Coleman & Grant LLP.

   Werner Lieberherr has been Vice President and General Manager of our Commercial Aircraft Products Group, which is comprised of our Seating, Interior Products and Engineering Systems segments; since July 2006.  Prior to joining our company, Mr. Lieberherr spent 20 years with  Alstom Power, Inc., where he served in various senior management positions in Europe, Asia, and North America, including President, Managing Director, Vice President Project Management Worldwide, and General Manager-Sales.

    Wayne R. Exton has been Vice President and General Manager, Business Jet Segment since May 2006.  From November 2005 to April 2006, Mr. Exton served as Vice President and General Manager of the super first class division of the Business Jet Segment.  Prior to joining our company, Mr. Exton spent nine years at the Britax Automotive and Aerospace Divisions of Britax PLC, serving in a variety of senior management positions including President, Vice President Operations and Director of Global Marketing and Sales.  Before joining Britax PLC, Mr. Exton held several senior management positions at Magneti Marelli (a division of Fiat), and Lucas Electrical.

Robert A. Marchetti has been Vice President and General Manager of Fastener Distribution Segment since April 2002. From February 2001 to April 2002, Mr. Marchetti was Vice President of Machined Products Group. From 1997 to January 2001 Mr. Marchetti was employed by Fairchild Corporation’s Fasteners Division with his last position being Senior Vice President and Chief Operating Officer. From 1990 to 1997, Mr. Marchetti served as a corporate officer of UNC Inc. where he held several senior positions such as Corporate VP of Marketing, President of Tri-Remanufacturing and Chief Operating Officer of the Accessory Overhaul Division. From 1989 to 1990, he served as President of AWA Incorporated. From 1986 through 1989, Mr. Marchetti was Vice President of Marketing at General Electric Aircraft Engines and General Manager for a Component Repair Division. From 1965 through 1986 he held several sales and general management positions with Copperweld Corporation and Carlisle Corporation.

Edmund J. Moriarty has been Vice President-Law, General Counsel and Secretary since November 1995. From 1991 to 1995, Mr. Moriarty served as Vice President and General Counsel to Rollins, Inc., a national service company. From 1982 through 1991, Mr. Moriarty served as Vice President and General Counsel to Old Ben Coal Company, a wholly owned coal subsidiary of The Standard Oil Company.

Stephen R. Swisher has been Vice President-Finance and Controller since August 1999. Mr. Swisher has been Controller since 1996 and served as Director of Finance from 1994 to 1996. Prior to 1994, Mr. Swisher held various management positions at Burger King Corporation and Deloitte & Touche LLP.

Audit Committee

We have a separately-designated standing Audit Committee established in accordance with section 3(a)(58)(A) of the Exchange Act.  Messrs. Cowart, Hamermesh and Wegner currently serve as members of the Audit Committee.  Under the current SEC rules and the rules of the Nasdaq, all of the members are independent.   Our Board of Directors has determined that Mr. Cowart is an “audit committee financial expert” in accordance with current SEC rules.  Mr. Cowart is also independent, as that term is used in Item 407 of Regulation S-K of the federal securities laws.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Officers, directors and greater-than-ten-percent shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely on a review of the copies of such reports furnished to us and, with respect to our officers and directors, written representations that no other reports were required, during the fiscal year ended December 31, 2007, all Section 16(a) filing requirements applicable to our officers, directors and greater-than-ten-percent beneficial owners were complied with.

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

ITEM 12.                      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information set forth under the captions "Security Ownership of Certain Beneficial Owners and Management" and “Equity Compensation Plan Information” in the Proxy Statement is incorporated by reference herein.

ITEM 13.                      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

1. Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets, December 31, 2007 and December 31, 2006

Consolidated Statements of Earnings and Comprehensive Income for the Fiscal Years Ended December 31, 2007, 2006, and 2005

Consolidated Statements of Stockholders' Equity for the Fiscal Years Ended December 31, 2007, 2006, and 2005

Consolidated Statements of Cash Flows for the Fiscal Years Ended December 31, 2007, 2006, and 2005

Notes to Consolidated Financial Statements for the Fiscal Years Ended December 31, 2007, 2006, and 2005

2. Financial Statement Schedules

Schedule II – Valuation and Qualifying Accounts

All other consolidated financial statement schedules are omitted because such schedules are not required or the information required has been presented in the aforementioned consolidated financial statements.

3. Exhibits – The exhibits listed in the following "Index to Exhibits" are filed with this Form 10-K or incorporated by reference as set forth below.

(b)	The exhibits listed in the "Index to Exhibits" below are filed with this Form 10-K or incorporated by reference as set forth below.

(c)	Additional Financial Statement Schedules – None.

INDEX TO EXHIBITS

Exhibit	Description
Number

Exhibit 3	Articles of Incorporation and By-Laws

3.1	Amended and Restated Certificate of Incorporation (1)
3.2	Certificate of Amendment of the Restated Certificate of Incorporation (2)
3.3	Certificate of Amendment of the Restated Certificate of Incorporation (4)
3.4	Certificate of Amendment of the Restated Certificate of Incorporation (12)
3.5	Amended and Restated By-Laws (13)
3.6	Certificate of Amendment of the Restated Certificate of Incorporation (15)

Exhibit 4	Instruments Defining the Rights of Security Holders, including debentures

4.1	Specimen Common Stock Certificate (1)
4.2	Rights Agreement between the Registrant and BankBoston, N.A., as rights agent, dated as of November 12, 1998 (5)

Exhibit 10(i)	Material Contracts

10.1
Credit Agreement, dated as of July 26, 2006, among the Registrant, J.P. Morgan Securities Inc., UBS Securities LLC and Credit Suisse Securities (USA) LLC, as Joint Lead Arrangers and Joint Bookrunners, and JPMorgan Chase Bank, N.A., as Administrative Agent (16)

10.2
Amended and Restated Credit Agreement, dated as of August 24, 2006, among the Registrant, J.P. Morgan Securities Inc., UBS Securities LLC and Credit Suisse Securities (USA) LLC, as Joint Lead Arrangers and Joint Bookrunners, and JPMorgan Chase Bank, N.A., as Administrative Agent (17)

Exhibit 10(iii)	Management Contracts and Executive Compensation Plans, Contracts and Arrangements

10.3	Amended and Restated Employment Agreement for Amin J. Khoury dated as of April 27, 2007 (20)
10.4	Amended and Restated Employment Agreement for Thomas P. McCaffrey dated as of April 27, 2007 (20)
10.5	Amended and Restated Employment Agreement for Michael B. Baughan dated as of April 27, 2007 (20)
10.6	Employment Agreement dated as of January 15, 2001 between the Registrant and Mark D. Krosney (11)
10.7	Employment Agreement dated as of February 26, 2001 between the Registrant and Robert A. Marchetti (11)
10.8	Retirement Agreement dated as of December 31, 2005 between the Registrant and Robert J. Khoury (19)
10.9	Consulting Agreement dated as of December 31, 2005 between the Registrant and Robert J. Khoury (19)
10.10	Amended and Restated 1989 Stock Option Plan (9)
10.11	Amendment No. 1 to Amended and Restated 1989 Stock Option Plan (7)
10.12	1991 Directors' Stock Option Plan (3)
10.13	United Kingdom 1992 Employee Share Option Scheme (2)
10.14	1996 Stock Option Plan (9)
10.15	Amendment No. 1 to the 1996 Stock Option Plan (7)
10.16	Amendment No. 2 to the 1996 Stock Option Plan (8)
10.17	2001 Stock Option Plan (10)
10.18	2001 Directors' Stock Option Plan (10)
10.19	Supplemental Executive Deferred Compensation Plan III (6)
10.20	BE Aerospace, Inc. Management Incentive Plan (100%) - FY 2008*
10.21	BE Aerospace, Inc. Management Incentive Plan (80%) - FY 2008*
10.22	BE Aerospace, Inc. Management Incentive Plan (60%) - FY 2008*
10.23	2005 Long-Term Incentive Plan (14)
10.24	Standard Form of Restricted Stock Award Agreement (20)
10.25	Form of Restricted Stock Award Agreement for Amin J. Khoury (20)
10.26	Form of Restricted Stock Award Agreement for Thomas P. McCaffrey (20)
10.27	Form of Restricted Stock Award Agreement for Michael B. Baughan (20)

10.28	Form of Restricted Stock Award Agreement for Robert A. Marchetti (20)
10.29	Amended and Restated 1994 Employee Stock Purchase Plan (18)

Exhibit 14	Code of Ethics

14.1	Code of Business Conduct (13)

Exhibit 21	Subsidiaries of the Registrant

21.1	Subsidiaries*

Exhibit 23	Consents of Experts and Counsel

23.1	Consent of Independent Registered Public Accounting Firm – Deloitte & Touche LLP*

Exhibit 31	Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification of Chief Executive Officer*

31.2	Certification of Chief Financial Officer*

Exhibit 32	Section 1350 Certifications

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350*

__________________
* Filed herewith.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1, as amended (No. 33-33689), filed with the Commission on March 7, 1990.
(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1, as amended (No. 333-54146), filed with the Commission on November 3, 1992.
(3)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (No. 333-48010), filed with the Commission on May 26, 1992.
(4)	Incorporated by reference to the Company’s Registration Statement on Form S-3 (No. 333-60209), filed with the Commission on July 30, 1998.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K dated November 12, 1998, filed with the Commission on November 18, 1998.
(6)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 29, 1999, filed with the Commission on July 9, 1999.
(7)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (No. 333-89145), filed with the Commission on October 15, 1999.
(8)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (No. 333-30578), filed with the Commission on February 16, 2000.
(9)	Incorporated by reference to the Company's Registration Statement on Form S-8 (No. 333-14037), filed with the Commission on October 15, 1996.
(10)	Incorporated by reference to the Company's Registration Statement on Form S-8 (No. 333-71442), filed with the Commission on October 11, 2001.
(11)	Incorporated by reference to the Company's Annual Report on Form 10-K/A for the fiscal year ended February 23, 2002, filed with the Commission on May 29, 2002.
(12)	Incorporated by reference to the Company’s Registration Statement on Form S-3 (No. 333-112493), as amended, filed with the Commission on February 5, 2004.
(13)	Incorporated by reference to the Company’s Transition Report on Form 10-K for the ten-month transition period ended December 31, 2002, filed with the Commission March 26, 2003.

(14)	Incorporated by reference to the Company’s Current Report on Form 8-K dated July 26, 2005, filed with the Commission on July 26, 2005.
(15)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, filed with the Commission on August 7, 2006.
(16)	Incorporated by reference to the Company’s Current Report on Form 8-K dated July 26, 2006, filed with the Commission on July 31, 2006.
(17)	Incorporated by reference to the Company’s Current Report on Form 8-K dated August 24, 2006, filed with the Commission on August 29, 2006.
(18)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, filed with the Commission on November 7, 2006.
(19)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 filed with the Commission on March 15, 2006.
(20)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, filed with the Commission on May 9, 2007

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BE AEROSPACE, INC.

By:	/s/ Amin J. Khoury
Amin J. Khoury
Chairman and Chief Executive Officer

Date:  February 15, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Amin J. Khoury	Chairman and Chief Executive Officer	February 15, 2008
Amin J. Khoury

/s/ Thomas P. McCaffrey	Senior Vice President, Chief Financial Officer and Treasurer	February 15, 2008
Thomas P. McCaffrey	(principal financial and accounting officer)

/s/ Charles L. Chadwell	Director	February 15, 2008
Charles L. Chadwell

/s/ Jim C. Cowart	Director	February 15, 2008
Jim C. Cowart

/s/ Richard G. Hamermesh	Director	February 15, 2008
Richard G. Hamermesh

/s/ Robert J. Khoury	Director	February 15, 2008
Robert J. Khoury

/s/ Jonathan M. Schofield	Director	February 15, 2008
Jonathan M. Schofield

/s/ Arthur E. Wegner	Director	February 15, 2008
Arthur E. Wegner

ITEM 8.  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
BE Aerospace, Inc.
Wellington, Florida

We have audited the accompanying consolidated balance sheets of BE Aerospace, Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of earnings and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in item 15(a)(2). These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of BE Aerospace, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 10 to the consolidated financial statements, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, in 2007.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 15, 2008 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP
Costa Mesa, California
February 15, 2008

CONSOLIDATED BALANCE SHEETS, DECEMBER 31, 2007 AND 2006
(In millions, except per share data)

	December 31,	December 31,
	2007	2006

ASSETS

Current assets:
Cash and cash equivalents	$81.6	$65.0
Accounts receivable trade, net	218.0	172.9
Inventories, net	636.3	420.9
Deferred income taxes, net	62.4	53.1
Other current assets	21.7	13.8
Total current assets	1,020.0	725.7

Property and equipment, net	116.4	107.9
Goodwill	467.2	457.2
Identifiable intangible assets, net	142.2	160.6
Deferred income taxes, net	--	27.9
Other assets, net	26.2	18.4
	$1,772.0	$1,497.7

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$192.1	$166.9
Accrued liabilities	114.7	100.9
Current maturities of long-term debt	1.6	1.9
Total current liabilities	308.4	269.7

Long-term debt, net of current maturities	150.3	502.0
Deferred income taxes, net	34.9	10.0
Other non-current liabilities	20.3	10.0

Commitments, contingencies and off-balance sheet
arrangements (Note 8)
Stockholders' equity:
Preferred stock, $0.01 par value; 1.0 shares
authorized; no shares outstanding	--	--
Common stock, $0.01 par value; 200.0 shares
authorized; 93.1 (December 31, 2007) and
79.5 (December 31, 2006) shares issued
and outstanding	0.9	0.8
Additional paid-in capital	1,324.3	927.2
Accumulated deficit	(89.7)	(234.8)
Accumulated other comprehensive income	22.6	12.8
Total stockholders' equity	1,258.1	706.0
	$1,772.0	$1,497.7

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
FOR THE FISCAL YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
(In millions, except per share data)

	Fiscal Years Ended December 31,
	2007	2006	2005

Net sales	$1,677.7	$1,128.2	$844.1
Cost of sales	1,107.6	731.7	548.5
Selling, general and administrative	195.2	159.6	136.4
Research, development and engineering	127.9	88.6	65.6
Operating earnings	247.0	148.3	93.6
Interest expense, net	20.9	38.9	59.3
Debt prepayment costs	11.0	19.4	--
Earnings before income taxes	215.1	90.0	34.3
Income tax expense (benefit)	67.8	4.4	(50.3)
Net earnings	147.3	85.6	84.6

Other comprehensive income:
Foreign exchange translation
adjustment and other	9.8	17.5	(13.7)
Comprehensive income	$157.1	$103.1	$70.9

Net earnings per share - basic	$1.67	$1.11	$1.44
Net earnings per share - diluted	$1.66	$1.10	$1.39

Weighted average common shares - basic	88.1	77.1	58.8
Weighted average common shares - diluted	88.8	78.0	60.8

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE FISCAL YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005
(In millions)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance, December 31, 2004	56.6	$0.6	$578.2	$(405.0)	$9.0	$182.8
Sale of common stock
under public offering	15.0	0.1	268.6	--	--	268.7
Sale of stock under
employee stock purchase plan	0.2	--	2.8	--	--	2.8
Exercise of stock options	2.3	--	13.5	--	--	13.5
Employee benefit plan
matching contribution	0.2	--	2.9	--	--	2.9
Deferred income tax benefit
from shared based payments	--	--	28.0	--	--	28.0
Net earnings	--	--	--	84.6	--	84.6
Foreign currency translation
adjustment	--	--	--	--	(13.7)	(13.7)
Balance, December 31, 2005	74.3	0.7	894.0	(320.4)	(4.7)	569.6
Sale of stock under
employee stock purchase plan	0.1	--	2.6	--	--	2.6
Exercise of stock options	3.6	0.1	28.5	--	--	28.6
Restricted stock grants	1.5	--	2.2	--	--	2.2
Deferred income tax benefit (cost)
from shared based payments	--	--	(0.7)	--	--	(0.7)
Net earnings	--	--	--	85.6	--	85.6
Foreign currency translation
adjustment and other	--	--	0.6	--	17.5	18.1
Balance, December 31, 2006	79.5	0.8	927.2	(234.8)	12.8	706.0
Sale of common stock
under public offering, net	12.1	0.1	368.5	--	--	368.6
Sale of stock under
employee stock purchase plan	0.1	--	3.1	--	--	3.1
Exercise of stock options	1.0	--	14.8			14.8
Restricted stock grants	0.4	--	10.7	--	--	10.7
Net earnings	--	--	--	147.3	--	147.3
Foreign currency translation
adjustment and other	--	--	--	0.1	9.8	9.9
Impact of adoption of FIN48	--	--	--	(2.3)	--	(2.3)
Balance, December 31, 2007	93.1	$0.9	$1,324.3	$(89.7)	$22.6	$1,258.1

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE FISCAL YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005
(In millions)

	Fiscal Year Ended December 31,
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$147.3	$85.6	$84.6
Adjustments to reconcile net earnings to
net cash flows provided by operating activities:
Depreciation and amortization	35.0	29.4	28.6
Deferred income taxes	58.5	(0.6)	(51.9)
Excess tax benefits (cost) from share-based payments	--	(0.7)	28.0
Non-cash compensation	11.0	2.7	4.1
Provision for doubtful accounts	0.6	1.8	0.5
Loss on disposal of property and equipment	0.5	0.5	1.0
Debt prepayment costs	11.0	19.4	--
Changes in operating assets and liabilities:
Accounts receivable	(43.2)	(16.2)	(46.7)
Inventories	(212.9)	(155.7)	(28.9)
Other current assets and other assets	(19.2)	8.3	(30.8)
Payables, accruals and other liabilities	33.4	66.5	24.1
Net cash flows provided by operating activities	22.0	41.0	12.6

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(32.1)	(24.1)	(16.9)
Acquisitions, net of cash acquired	(0.4)	(145.3)	--
Other	(0.1)	--	1.6
Net cash flows used in investing activities	(32.6)	(169.4)	(15.3)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock issued, net of expenses	386.1	30.0	285.1
Principal payments on long term debt	(352.8)	(549.5)	(0.9)
Debt facility and prepayment costs	(7.4)	(19.2)	--
Proceeds from long-term debt	--	373.6	--
Borrowings on line of credit	93.0	150.0	--
Repayments on line of credit	(93.0)	(150.0)	--
Net cash flows provided by (used in) financing activities	25.9	(165.1)	284.2

Effect of foreign exchange rate changes on cash and cash equivalents	1.3	2.5	(1.8)

Net increase (decrease) in cash and cash equivalents	16.6	(291.0)	279.7
Cash and cash equivalents, beginning of year	65.0	356.0	76.3
Cash and cash equivalents, end of year	$81.6	$65.0	$356.0

Supplemental disclosures of cash flow information:
Cash paid during period for:
Interest	$26.6	$49.0	$57.8
Income taxes	8.0	1.6	3.2

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FISCAL YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
(In millions, except per share data)

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Basis of Presentation– BE Aerospace, Inc. and its wholly owned subsidiaries (the "Company") designs, manufactures, sells and services commercial aircraft and business jet cabin interior products consisting of a broad range of seating, interior systems, including structures as well as all food and beverage storage and preparation equipment and distributes aerospace fasteners.  The Company’s principal customers are the operators of commercial and business jet aircraft and aircraft manufacturers.  As a result, the Company’s business is directly dependent upon the conditions in the commercial airline, business jet and aircraft manufacturing industries.  The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America.

Consolidation – The accompanying consolidated financial statements include the accounts of BE Aerospace, Inc. and its wholly owned subsidiaries.  All intercompany transactions and balances have been eliminated in consolidation.

Financial Statement Preparation– The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts and related disclosures.  Actual results could differ from those estimates.

Revenue Recognition– Sales of products are recorded when the earnings process is complete.  This generally occurs when the products are shipped to the customer in accordance with the contract or purchase order, risk of loss and title has passed to the customer, collectibility is reasonably assured and pricing is fixed and determinable.  In instances where title does not pass to the customer upon shipment, the Company recognizes revenue upon delivery or customer acceptance, depending on the terms of the sales contract.

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

Income Taxes– The Company provides deferred income taxes for temporary differences between amounts of assets and liabilities recognized for financial reporting purposes and such amounts recognized for income tax purposes.  Deferred income taxes are computed using enacted tax rates that are expected to be in effect when the temporary differences reverse.  A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or the entire deferred tax asset will not be realized.

Cash Equivalents – The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Accounts Receivable – The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer's current creditworthiness, as determined by review of their current credit information.  The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon historical experience and any specific customer collection issues that have been identified.  Credit losses have historically been within management's expectations and the provisions established.  Our allowance for doubtful accounts at December 31, 2007 and 2006 was $4.5 and $4.7, respectively.

Inventories – The Company values inventory at the lower of cost (FIFO or weighted average cost method) or market.  The Company regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on historical demand, as well as, an estimated forecast of product demand and production requirements.  Demand for the Company’s products can fluctuate significantly.  In accordance with industry practice, costs in inventory include amounts relating to long-term contracts with long production cycles and to inventory items with long procurement cycles, some of which are not expected to be realized within one year.

Debt Issuance Costs – Costs incurred to issue debt are deferred and amortized as interest expense over the term of the related debt.

Goodwill and Identified Intangible Assets– Under Statement of Financial Accounting Standards (“SFAS”) No. 142, "Goodwill and Other Intangible Assets”, goodwill and other intangible assets with indefinite lives are not amortized, but are reviewed at least annually for impairment.  Acquired intangible assets with definite lives are amortized over their individual useful lives.  In addition to goodwill, intangible assets with indefinite lives consist of the M & M trademark.  Patents and other intangible assets are amortized using the straight-line method over periods ranging from one to thirty years (see Note 5).  On at least an annual basis, management assesses whether there has been any impairment in the value of goodwill or intangible assets with indefinite lives by comparing the fair value to the net carrying value of reporting units.  If the carrying value exceeds its estimated fair value, an impairment loss would be recognized if the implied fair value of the asset being tested was less than its carrying value.  In this event, the asset is written down accordingly.  In accordance with SFAS No. 142, the Company completed step one of the impairment tests and fair value analysis for goodwill and other intangible assets, and there were no impairments or impairment indicators present and no impairment loss was recorded during the fiscal years ended December 31, 2007, 2006 or 2005.

Long-Lived Assets– The Company assesses potential impairments to its long-lived assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered.  An impairment loss is recognized when the undiscounted cash flows expected to be generated by an asset (or group of assets) is less than its carrying amount.  Any required impairment loss is measured as the amount by which the asset's carrying value exceeds its fair value and is recorded as a reduction in the carrying value of the related asset and a charge to operating results.

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

	Fiscal Year Ended December 31,
	2007	2006	2005
Balance at beginning of period	$18.4	$14.3	$13.2
Accruals for warranties issued during the period	24.5	12.7	13.6
Settlement made	(22.3)	(9.2)	(12.5)
Acquistions	--	0.6	--
Balance at end of period	$20.6	$18.4	$14.3

Accounting for Stock-Based Compensation – Prior to January 1, 2006 the Company applied Accounting Principles Board Opinion No. 25 “Accounting for Stock Issues to Employees”, and related interpretations in accounting for its stock option and purchase plans.  Effective January 1, 2006, the Company began accounting for share-based compensation arrangements in accordance with the provisions of SFAS No. 123(R), “Share Based Payment” (SFAS No. 123(R)) whereby share-based compensation cost is measured on the date of grant, based on the fair value of the award, and is recognized over the requisite service period. The Company elected to use the modified prospective transition method as permitted by SFAS No. 123(R) and therefore has not restated the financial results for prior periods.

Commencing January 1, 2006, compensation cost includes all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R).  No compensation cost has been recognized during 2006 or 2007 for share-based payments granted prior to January 1, 2006 as the vesting of all remaining unvested awards were accelerated in December 2005 and no options were granted during the two year period ended December 31, 2007.  The following table illustrates the effects of options and employee purchase rights granted prior to January 1, 2006 on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123(R) for the fiscal year ended December 2005.  The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for options granted during the year ended December 31, 2005; risk free rate of 4.1%, dividend yield of 0%, volatility of 65%, and expected life (years) of 2.2.

As reported
Net earnings	$84.6
Add: Stock-based compensation expense included in
reported net earnings, net of tax effects	0.7
Deduct: Expense per SFAS No. 123 (R), fair value
method, net of related tax effects	(6.3)
Pro forma net earnings	$79.0
Net earnings per share - basic:
As reported	$1.44
Proforma	$1.34
Net earnings per share - diluted:
As reported	$1.39
Proforma	$1.30

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

The Company has established a qualified Employee Stock Purchase Plan.  The Plan allows qualified employees (as defined) to participate in the purchase of designated shares of the Company's common stock at a price equal to 85% of the closing price at the end of each semi-annual stock purchase period.  The value of employee purchase rights granted pursuant to the Company’s Employee Stock Purchase Plan during the years ended December 31, 2007, 2006 and 2005 was $0.5, $0.4 and $1.7, respectively.  The fair value of those purchase rights represents the difference between the closing price of the Company’s shares on the date of purchase and the purchase price of the shares.

Research and Development – Research and development expenditures are expensed as incurred.

Foreign Currency Translation– The assets and liabilities of subsidiaries located outside the United States are translated into U.S. dollars at the rates of exchange in effect at the balance sheet dates.  Revenue and expense items are translated at the average exchange rates prevailing during the period.  Gains and losses resulting from foreign currency transactions are recognized currently in income, and those resulting from translation of financial statements are accumulated as a separate component of stockholders’ equity.  The Company's European subsidiaries utilize the British pound or the Euro as their local functional currency.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (FAS 141 (R)) and No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (FAS 160)”.  FAS 141(R) will change how business acquisitions are accounted for and FAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity.  FAS 141(R) and FAS 160 are effective for fiscal years beginning on or after December 15, 2008 (January 1, 2009 for the Company). The adoption of FAS 141(R) and FAS 160 will not have a material impact on the Company’s consolidated financial statements.

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

Draeger Aerospace GmbH
On July 26, 2006, the Company acquired Draeger Aerospace GmbH (Draeger), from Cobham PLC of Dorset, England for $79.4 in cash.

Draeger manufactures components and integrated systems to supply chemical and gaseous oxygen systems for both civil and military aircraft.  The integration of Draeger with the Company’s existing oxygen systems business will provide for a broadening of the Company’s oxygen systems product line and an expansion of its customer base.

The excess of the purchase price over the fair value of the identifiable net tangible assets acquired approximated $57.7 of which $13.7 has been allocated to intangible assets and $44.0 is included in goodwill.  Adjustments to identified assets and goodwill relate to changes to deferred tax balances resulting in part from the finalization of the acquisition appraisal during 2007.

New York Fasteners Corp.
On September 1, 2006, the Company acquired New York Fasteners Corp. (New York Fasteners), a privately-held company, for $67.3 in cash.

New York Fasteners is a distributor of aerospace fasteners and hardware primarily to the military sector.  The integration of New York Fasteners into the Company’s distribution segment is expected to create procurement and operations synergies and significantly expand the Company’s overall penetration into the military sector.

The estimated excess of the purchase price over the fair value of identifiable net tangible assets acquired was $48.3 of which $5.5 has been allocated to intangible assets and $42.8 is included in goodwill.

The following table summarizes the fair values of assets acquired and liabilities assumed:

Cash and cash equivalents	$1.0
Accounts receivable-trade	19.9
Inventories	35.3
Other current assets	0.1
Property and equipment	4.4
Goodwill	86.8
Identified intangibles	19.2
Long term deferred tax asset	1.8
Other assets	1.4
Accounts payable and accrued liabilities	(23.1)
Other liabilities	(0.1)
Total purchase price	$146.7

Goodwill of $42.8 and other intangibles of $5.5 related to the New York Fasteners acquisition are expected to be deductible for U.S. tax purposes.

Consolidated pro forma revenues for fiscal years 2006 and 2005, giving effect to the New York Fasteners and Draeger acquisitions as if they had occurred on January 1, 2006 and 2005 were $1,190.0 and $919.6, respectively.  Consolidated pro forma net earnings, and diluted net earnings per share giving effect to the New York Fasteners and Draeger acquisitions as if they had occurred on January 1, 2006 and 2005 were $82.8 and $82.5, and $1.06 and $1.36, respectively.

3.       INVENTORIES

Inventories are stated at the lower of cost or market.  Cost is determined using FIFO or the weighted average cost method.  Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs.  Inventories consist of the following:

	December 31,	December 31,
	2007	2006
Purchased materials and component parts	$132.2	$96.8
Work-in-process	37.7	21.7
Finished goods (primarily aftermarket fasteners)	466.4	302.4
	$636.3	$420.9

4.	PROPERTY AND EQUIPMENT

Property and equipment are stated at cost and depreciated and amortized generally on the straight-line method over their estimated useful lives of three to fifty years (or the lesser of the term of the lease for leasehold improvements, as appropriate).  Property and equipment consist of the following:

	Useful Life	December 31,	December 31,
	(Years)	2007	2006
Land, buildings and improvements	5 - 50	$48.2	$42.4
Machinery	5 - 20	69.0	68.0
Tooling	3 - 20	30.2	22.6
Computer equipment and software	3 - 15	113.1	103.7
Furniture and equipment	3 - 15	14.5	13.3
		275.0	250.0
Less accumulated depreciation		(158.6)	(142.1)
		$116.4	$107.9

Aggregate depreciation expense was $23.9, $19.1 and $18.8 for the fiscal years ended December 31, 2007, 2006 and 2005 respectively.

5.         GOODWILL AND INTANGIBLE ASSETS

In accordance with SFAS No. 142, the Company’s goodwill and indefinite life intangible assets are not amortized, but are subject to an annual impairment test.  The following sets forth the intangible assets by major asset class, all of which were acquired through business acquisition transactions:

		December 31, 2007			December 31, 2006
				Net			Net
	Useful Life	Original	Accumulated	Book	Original	Accumulated	Book
	(Years)	Cost	Amortization	Value	Cost	Amortization	Value
Acquired technologies	10-40	$100.2	$29.7	$70.5	$99.5	$26.4	$73.1
Trademarks and patents	1-20	28.8	17.0	11.8	28.1	15.2	12.9
Trademarks and tradenames (nonamortizing)	--	20.7	--	20.7	20.6	--	20.6
Technical qualifications, plans
and drawings	18-30	31.7	20.3	11.4	31.5	18.7	12.8
Replacement parts annuity
and product approvals	18-30	42.9	30.9	12.0	42.4	28.3	14.1
Covenant not to compete and
other identified intangibles	3-14	27.6	11.8	15.8	43.1	16.0	27.1
		$251.9	$109.7	$142.2	$265.2	$104.6	$160.6

Aggregate amortization expense of intangible assets was $11.1, $10.2 and $9.8 for the fiscal years ended December 31, 2007, 2006 and 2005, respectively.  Amortization expense associated with identified intangible assets is expected to be approximately $12 to $13 in each of the next five years.

Changes to the original cost basis of goodwill during the calendar year ended December 31, 2007 were due to completing acquisition appraisals and foreign currency fluctuations.  The changes in the carrying amount of goodwill for the fiscal years ended December 31, 2007 and 2006 are as follows:

		Interior		Business	Engineering
	Seating	Systems	Distribution	Jet	Services	Total
Balance as of
December 31, 2005	$10.1	$116.1	$108.0	$88.1	$40.6	$362.9
Acquisitions	--	42.4	42.4	--	--	84.8
Effect of foreign
currency translation and other	2.7	3.6	0.2	0.5	2.5	9.5
Balance as of
December 31, 2006	12.8	162.1	150.6	88.6	43.1	457.2
Transfers	--	18.0	(18.0)	--	--	--
Effect of foreign
currency translation and other	0.1	7.3	0.2	0.2	0.2	8.0
Finalization of purchase accounting	--	1.6	0.4	--	--	2.0
Balance as of
December 31, 2007	$12.9	$189.0	$133.2	$88.8	$43.3	$467.2

6.	ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	December 31,	December 31,
	2007	2006
Accrued salaries, vacation and related benefits	$34.2	$25.5
Accrued product warranties	20.6	18.4
Deferred revenue	12.7	5.0
Other accrued liabilities	47.2	52.0
	$114.7	$100.9

7.	LONG-TERM DEBT

Long-term debt consists of the following:

	December 31,	December 31,
	2007	2006

Bank Credit Facilities	$150.0	$250.0
8 7/8% Senior Subordinated Notes	--	250.0
Other long-term debt	1.9	3.9
	151.9	503.9
Less current portion of long-term debt	(1.6)	(1.9)
	$150.3	$502.0

8 7/8% Senior Subordinated Notes

The 8-7/8% senior subordinated notes were redeemed in full on May 1, 2007.

Bank Credit Facilities

On July 26, 2006 and, as amended and restated, on August 24, 2006, the Company entered into a senior secured credit facility (the “Senior Secured Credit Facility”), consisting of a $200.0 revolving credit facility and a $300.0 term loan.  The revolving credit facility terminates on August 24, 2011 and the term loan terminates on August 24, 2012.  The Senior Secured Credit Facility provides for the ability of the Company to add additional term loans in the amount of up to $75.0 upon satisfaction of certain customary conditions, including commitments from lenders.

Revolving credit borrowings under the Senior Secured Credit Facility bear interest at an annual rate equal to the London interbank offered rate (LIBOR) plus 125 basis points.  Term loan borrowings under the Senior Secured Credit Facility bear interest at an annual rate equal to LIBOR plus 175 basis points (6.73% at December 31, 2007).

The Senior Secured Credit Facility contains an interest coverage ratio (as defined in the Credit Agreement) maintenance financial covenant that currently must be maintained at a level greater than 2.25 to 1 through December 31, 2007 and 2.50 to 1 thereafter.  The Senior Secured Credit Facility also contains a total leverage ratio covenant (as defined in the Credit Agreement) which limits net debt to a 4.25 to 1 multiple of EBITDA (as defined in the Credit Agreement) through December 31, 2007 and 4.00 to 1 thereafter.  The Senior Secured Credit Facility is collateralized by substantially all of the Company’s assets and contains customary affirmative covenants, negative covenants and conditions precedent for borrowings, all of which were met as of December 31, 2007.

There are no borrowings outstanding on the revolving credit facility portion of the Senior Secured Credit Facility at December 31, 2007. Term loan borrowings at December 31, 2007 were $150.0.  Letters of credit outstanding under the Senior Secured Credit Facility aggregated approximately $24.0 at December 31, 2007.

Royal Inventum B.V., one of the Company’s subsidiaries, has a revolving credit agreement aggregating $0.7 that renews annually.  This credit agreement is collateralized by accounts receivable and inventories.  There were no borrowings outstanding under Royal Invention B.V.’s credit agreement as of December 31, 2007.

Maturities of long-term debt are as follows:

Fiscal Year Ending December 31,
2008	$1.6
2009	0.6
2010	1.6
2011	1.6
2012	146.5
Thereafter	--
Total	$151.9

During the second quarter of 2007, the Company prepaid $100.0 of bank debt. Interest expense amounted to $23.5 for the year ended December 31, 2007, $42.8 for the year ended December 31, 2006 and $60.8 for the year ended December 31, 2005.

8.	COMMITMENTS, CONTINGENCIES AND OFF-BALANCE-SHEET ARRANGEMENTS

Lease Commitments – The Company finances its use of certain facilities and equipment under committed lease arrangements provided by various institutions.  Since the terms of these arrangements meet the accounting definition of operating lease arrangements, the aggregate sum of future minimum lease payments is not reflected on the consolidated balance sheet.  At December 31, 2007, future minimum lease payments under these arrangements approximated $136.8, of which $124.8 is related to long-term real estate leases.

Rent expense for the years ended December 31, 2007, 2006 and 2005 was $20.4, $16.8 and $15.1, respectively.  Future payments under operating leases with terms currently greater than one year are as follows:

Fiscal Year Ending December 31,
2008	$20.1
2009	14.2
2010	11.4
2011	10.4
2012	9.4
Thereafter	71.3
Total	$136.8

Litigation – The Company is a defendant in various legal actions arising in the normal course of business, the outcomes of which, in the opinion of management, neither individually nor in the aggregate are likely to result in a material adverse effect on the Company's consolidated financial statements.

Indemnities, Commitments and Guarantees – During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions.  These indemnities include non-infringement of patents and intellectual property indemnities to the Company's customers in connection with the delivery, design, manufacture and sale of its products, indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease and indemnities to other parties to certain acquisition agreements.  The duration of these indemnities, commitments and guarantees varies, and in certain cases, is indefinite.  Substantially all of these indemnities, commitments and guarantees provide for limitations on the maximum potential future payments the Company could be obligated to make. However, the company is unable to estimate the maximum amount of liability related to its indemnities, commitments and guarantees because such liabilities are contingent upon the occurrence of events which are not reasonably determinable.  Management believes that any liability for these indemnities, commitments and guarantees would not be material to the accompanying condensed consolidated financial statements.  Accordingly, no significant amounts have been accrued for indemnities, commitments and guarantees.

Employment Agreements – The Company has employment and compensation agreements with three key officers of the Company.  Agreements for one of the officers provides for the officer to earn a minimum of $1.0 per year through a three-year period ending from any date after which it is measured, adjusted annually for changes in the consumer price index (as defined) or as determined by the Company's Board of Directors, as well as a retirement compensation equal to 150% of base salary.

Two other agreements provide for the officers to each receive annual minimum compensation of $0.5 per year through a three-year period ending from any date after which it is measured, adjusted annually for changes in the consumer price index (as defined) or as determined by the Company's Board of Directors, as well as a retirement compensation equal to the product of the number of years worked times one-half of each officer’s average three years' annual salary (as defined).

Retirement compensation has been accrued as provided for under the above-mentioned employment agreements.  Through December 31, 2007, the Company fully funded these and other retirement compensation obligations, all of which were maintained in grantor trusts on behalf of the individuals.  In addition, the Company has employment agreements with certain other key members of management expiring on various dates through the year 2008.  The Company's employment agreements generally provide for certain protections in the event of a change of control.  These protections generally include the payment of severance and related benefits under certain circumstances in the event of a change of control, and for the Company to reimburse such officers for the amount of any excise taxes associated with such benefits.

9.	INCOME TAXES

The components of earnings before incomes taxes were:

	Fiscal Year Ended December 31,
	2007	2006	2005
Earnings before
income taxes
United States	$127.3	$43.0	$23.5
Foreign	87.8	47.0	10.8
Earnings before
income taxes	$215.1	$90.0	$34.3

Income tax expense (benefit) consists of the following:

	Fiscal Year Ended December 31,
	2007	2006	2005
Current:
Federal	$2.1	$--	$--
State	--	--	--
Foreign	7.2	5.6	1.6
	9.3	5.6	1.6
Deferred:
Federal	34.7	16.4	(48.7)
State	5.1	2.9	(3.2)
Foreign	18.7	(20.5)	--
	58.5	(1.2)	(51.9)
Total tax expense (benefit)	$67.8	$4.4	$(50.3)

The difference between income tax expense and the amount computed by applying the statutory U.S. federal income tax rate (35%) to the pretax earnings consists of the following:

	Fiscal Year Ended December 31,
	2007	2006	2005
Statutory federal income tax expense	$75.3	$31.5	$12.0
U.S. state income taxes	5.9	2.9	(2.1)
Dividend income from foreign affiliate	2.5	0.4	3.0
Foreign tax rate differential	(6.3)	(1.2)	(2.2)
Non-deductible charges and other	3.9	2.4	1.3
Research and development credit	(5.3)	(4.2)	--
Extraterritorial income exclusion	(8.2)	--	--
Change in valuation allowance	--	(27.4)	(62.3)
	$67.8	$4.4	$(50.3)

Through December 31, 2004, the Company had maintained a valuation allowance to fully reserve its net deferred tax assets based on the Company’s assessment that the realization of the net deferred tax assets did not meet the “more likely than not” criterion under SFAS No. 109, “Accounting for Income Taxes”.  During 2006 and 2005, the Company reversed its valuation allowance on its U.S. and U.K. deferred tax assets as a result of improved performance and outlook for its operations and expected reductions in interest costs resulting from note redemptions.

The tax effects of temporary differences and carryforwards that give rise to deferred income tax assets and liabilities consist of the following:

	December 31,
	2007	2006	2005
Deferred tax assets:
Inventory reserves	$10.2	$9.6	$9.4
Warranty reserves	5.0	4.9	4.1
Accrued liabilities	7.9	4.2	6.5
Net operating loss carryforward	58.6	121.8	139.1
Federal capital loss carryforward	7.3	13.0	13.0
Research and development credit carryforward	19.2	7.9	3.7
Alternative minimum
tax credit carryforward	2.0	--	--
Depreciation	1.3	--	--
Other	6.2	4.1	6.0
	$117.7	$165.5	181.8

Deferred tax liabilities:
Acquisition accruals	$(13.4)	$(12.8)	$(11.7)
Intangible assets	(61.5)	(58.3)	(39.1)
Depreciation	--	(1.5)	(5.8)
Software development costs	(5.7)	(6.4)	(7.0)
	(80.6)	(79.0)	(63.6)
Net deferred tax asset before valuation
allowance	37.1	86.5	118.2
Valuation allowance	(9.8)	(15.5)	(40.5)
Net deferred tax asset	$27.3	$71.0	$77.7

The Company maintained a valuation allowance of $9.8 as of December 31, 2007 primarily related to the Company’s domestic capital loss carryforwards because of uncertainties that preclude the Company from determining that it is more likely than not that we will be able to generate sufficient capital gain income and realize this tax benefit during the applicable carryforward period.  During 2007, both our valuation allowance and deferred tax assets decreased by $5.7 as a result of tax planning initiatives which utilized a portion of our capital loss carryforward.

As of December 31, 2007, the Company had federal, state and foreign net operating loss carryforwards of approximately $215, $103 and $24, respectively.  The federal and state net operating loss carryforwards begin to expire in 2012 and 2008, respectively.  In addition, the Company has a federal capital loss carryover of approximately $16 which is scheduled to expire in 2008.

As of December 31, 2007, the Company had a federal research and development tax credit carryforward of $19.2 which begins to expire in 2008.

The Company has not provided for any residual U.S. income taxes on the approximately $74.0 of earnings from its foreign subsidiaries because such earnings are intended to be indefinitely reinvested.  Such residual U.S. income taxes, if provided for, would not be material.

Through 2007, the Company recognized cumulative tax deductions of $81.8 related to stock option exercises and $3.3 related to the vesting of restricted shares.  In accordance with the Company’s methodology for determining when these deductions are deemed realized under SFAS No. 123(R), the Company will assume that it utilizes its net operating loss carryforwards to reduce its taxes payable during 2007 rather than these deductions.  Pursuant to the principles of SFAS No. 123(R), these deductions are not deemed realized until they provide an incremental benefit by reducing taxes payable.  To the extent deductions of $85.1 are treated as reducing taxes payable in the future, the Company expects to record a credit to additional paid-in capital of $33.1.

10.	ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, on January 1, 2007.  Upon the adoption, the liability for unrecognized tax benefits at January 1, 2007 was $4.9, which was accounted for as a $2.3 increase to accumulated deficit, a $2.3 increase in long term deferred tax assets, and a $0.3 reduction in income taxes payable.  During the year ended December 31, 2007, mainly as a result of the finalization of a tax credit study related to prior periods and other tax planning initiatives, the Company’s liability for unrecognized tax benefits increased by $4.3 to $9.2.  This liability, if recognized, would affect the Company’s effective tax rate.  It is reasonably possible that the amount of liability for unrecognized tax benefits will change in the next twelve months; however, the Company does not expect the change to have a material impact on the Company’s consolidated financial statements.

A reconciliation of the beginning and ending amounts of gross unrecognized tax benefit are as follows:

Balance at January 1, 2007	$7.4
Additions based on tax positions related to the current year	1.6
Additions for tax positions of prior years	2.5
Currency fluctuations	0.3
Balance at December 31, 2007	$11.8

The difference between the gross uncertain tax position of $11.8 and the liability for unrecognized tax benefits of $9.2 is due to the netting of certain items when calculating the liability for unrecognized tax benefits.

The Company is not currently undergoing any income tax examinations in the U.S. federal, state or non-U.S. jurisdictions in which the Company operates.  With minor exceptions, the Company is currently open to audit by the tax authorities for the tax years ending December 31, 2004 through December 31, 2007.

The Company classifies interest and penalties related to income tax as income tax expense.  The amount included in the Company’s liability for unrecognized tax benefits for interest and penalties as of the date of adoption was under $1.0 and this amount did not materially change as of December 31, 2007.

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

The BE Aerospace Savings and Investment Plan was established pursuant to Section 401(k) of the Internal Revenue Code.  Under the terms of the plan, covered employees may contribute up to 100% of their pay, limited to certain statutory maximum contributions for 2007.  Effective July 1, 2006, participants are vested in matching contributions immediately and the matching percentage was revised to 100% of the first 3% of employee contributions and 50% on the next 2% of employee contributions.  Total expense for the plan was $5.6, $3.9 and $3.0 for the calendar years ended December 31, 2007, 2006 and 2005, respectively.

The BE Aerospace, Inc. Hourly Tax-Sheltered Retirement Plan was established pursuant to Section 401(k) of the Internal Revenue Code.  Under terms of the plan, covered employees may contribute from 1% to 20% of their compensation, limited to certain statutory maximum contributions for 2007.  The Company matches 50% of employee contributions, up to 8% of a participant’s compensation.  Participants become fully vested in the Company’s contributions after six years of service with the Company.  Total expense for the plan was $0.2, $0.3 and $0.2 for the calendar years ended December 31, 2007, 2006 and 2005, respectively.

The Company also has two defined benefit plans, The SMR Technologies, Inc. Defined Benefit Pension Plan for Union Employees and The Draeger Aerospace GmbH Defined Benefit Plan.  These plans were adopted by the Company when the related subsidiary companies were acquired.  Under terms of these plans participants are entitled to certain defined benefits upon retirement.  The number of employees covered by these plans as of December 31, 2007 totaled 275.  The Company’s funding contribution to these plans was $0.5, $0.2 and $0.0 for the calendar years ended December 31, 2007, 2006 and 2005, respectively.

12.	STOCKHOLDERS' EQUITY

Earnings Per Share.  Basic earnings per common share is computed using the weighted average of common shares outstanding during the year.  Diluted earnings per common share is computed by using the average share price during the year when calculating the dilutive effect of stock options, shares issued under the Employee Stock Purchase Plan and restricted shares.

The following table sets forth the computation of basic and diluted net earnings per share for the fiscal years ended December 31, 2007, 2006 and 2005:

	Fiscal Year Ended December 31,
	2007	2006	2005
Numerator - Net earnings	$147.3	$85.6	$84.6
Denominator:
Denominator for basic earnings per share -	88.1	77.1	58.8
Weighted average shares
Effect of dilutive securities -
Dilutive securities	0.7	0.9	2.0
Denominator for diluted earnings per share -
Adjusted weighted average shares	88.8	78.0	60.8
Basic net earnings per share	$1.67	$1.11	$1.44
Diluted net earnings per share	$1.66	$1.10	$1.39

Long Term Incentive Plan.  The Company has a Long Term Incentive Plan (“LTIP”) under which the Company’s Stock Option and Compensation Committee may grant stock options, stock appreciation rights, restricted stock, restricted stock units or other forms of equity based or equity related awards.  The LTIP replaced the Company’s 2001 Stock Option Plan, the 1996 Stock Option Plan, the United Kingdom 1992 Employee Share Option Scheme and the Company’s Amended and Restated 1989 Stock Option Plan (collectively, the “Prior Plans”).  As further described below, as of December 31, 2007 stock options and restricted stock have been granted in accordance with the terms of the LTIP and the Prior Plans.  The number of shares available for grant under the LTIP as of December 31, 2007 were 1,722,319.

Restricted Stock Grants – During 2006 and 2007, the Company granted restricted stock to certain members of the Company’s Board of Directors and management.  Restricted stock grants vest over two or four year terms and are granted at the discretion of the Compensation Committee of the Board of Directors.  Compensation cost is recorded on a straight-line basis over the vesting term of the shares based on the grant date value using the closing trading price.  Share based compensation of $10.3 and $2.0 was recorded during 2007 and 2006, respectively.  Unrecognized compensation cost related to these grants was $41.0 at December 31, 2007.  The following table summarizes shares granted, forfeited and outstanding:

	December 31, 2007			December 31, 2006
			Weighted			Weighted
		Weighted	Average		Weighted	Average
		Average	Remaining		Average	Remaining
	Shares	Grant Date	Vesting Period	Shares	Grant Date	Vesting Period
	(in thousands)	Fair Value	( in years)	(in thousands)	Fair Value	( in years)

Outstanding, beginning of
period	1,423	$26.13	3.7	--	$--	--
Shares granted	454	42.43	--	1,425	26.15	--
Shares vested	(355)	26.14	--	--	--	--
Shares forfeited	(64)	27.30	--	(2)	26.99	--
Outstanding, end of period	1,458	31.18	3.1	1,423	26.15	3.7

Stock Option Grants.  In December 2005, the Compensation Committee of the Board of Directors approved the acceleration of the vesting of 1.9 million stock options, which represented all remaining unvested stock options at that time.  The Company recorded a charge of $1.2 during the fourth quarter of 2005 as a result of the acceleration of the vesting of such stock options.  The estimated per share fair value of options granted during the year ended December 31, 2005 was $4.52.  No stock options were granted during the years ended December 31, 2006 and 2007.

The following table summarizes options granted, canceled, forfeited and outstanding:

	December 31, 2007		December 31, 2006		December 31, 2005
	Options (in thousands)	Weighted Price per Share	Options (in thousands)	Weighted Price per Share	Options (in thousands)	Weighted Price per Share
Outstanding, beginning of period	1,170	$13.53	4,806	$8.83	7,071	$7.99
Options granted	--	--	--	--	160	18.45
Options exercised	(910)	14.99	(3,626)	7.44	(2,362)	5.73
Options forfeited	(15)	29.41	(10)	14.55	(63)	11.06
Outstanding, end of period	245	11.16	1,170	13.53	4,806	8.83

Excercisable at end of period	245	$11.16	1,170	$13.53	4,806	$8.83

Options Outstanding at December 31, 2007
			Weighted
		Weighted	Average
	Options	Average	Remaining
Range of	Outstanding	Exercise Price	Contractual Life
Exercise Price	(in thousands)	Outstanding	(years)
$4.08 - $5.59	85	$4.97	5.29
6.59 - 9.70	13	7.49	5.08
10.42 - 10.42	67	10.42	6.90
10.70 - 28.13	80	18.88	2.04

The Company issues new shares of common stock upon exercise of stock options.  During the year ended December 31, 2007, 0.9 million stock options were exercised with an aggregate intrinsic value of $20.8 determined as of the date of option exercise.  The aggregate intrinsic value of outstanding options as of December 31, 2007 was $10.2.

13.	EMPLOYEE STOCK PURCHASE PLAN

The Company has established a qualified Employee Stock Purchase Plan, the terms of which allow for qualified employees (as defined in the Plan) to participate in the purchase of designated shares of the Company's common stock at a price equal to 85% of the closing price at the end of each semi-annual stock purchase period.  The Company issued approximately 67,000, 110,000 and 241,000 shares of common stock during the fiscal years ended December 31, 2007, 2006 and 2005, respectively, pursuant to this plan at a weighted average price per share of $39.46, $20.51, and $11.45, respectively.

14.	SEGMENT REPORTING

The Company is organized based on the products and services it offers.  Under this organizational structure, the Company has five reportable segments: Seating, Interior Systems, Distribution, Business Jet and Engineering Services.  The Seating, Interior Systems and Distribution segments consist of three, five and four principal operating facilities, respectively.  Business Jet and Engineering Services segments consist of three and one principal operating facilities, respectively.

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

The following table presents net sales and other financial information by business segment:

	Fiscal Year Ended December 31, 2007
		Interior		Business	Engineering
	Seating	Systems	Distribution	Jet	Serivces	Consolidated
Net sales	$632.6	$348.0	$386.5	$193.1	$117.5	$1,677.7
Operating earnings (1)	72.8	64.8	85.5	19.7	4.2	247.0
Total assets (2)	357.9	415.3	575.2	256.4	167.2	1,772.0
Goodwill	12.9	189.0	133.2	88.8	43.3	467.2
Capital expenditures	9.1	8.8	4.4	5.0	4.8	32.1
Depreciation and amortization	11.2	10.5	4.3	5.5	3.5	35.0

	Fiscal Year Ended December 31, 2006
		Interior		Business	Engineering
	Seating	Systems	Distribution	Jet	Serivces	Consolidated
Net sales	$388.5	$273.9	$251.5	$147.5	$66.8	$1,128.2
Operating earnings (loss)(1)	37.6	51.2	50.4	9.4	(0.3)	148.3
Total assets (2)	266.1	374.7	492.9	251.6	112.4	1,497.7
Goodwill	12.8	162.1	150.6	88.6	43.1	457.2
Capital expenditures	8.2	6.1	3.3	5.1	1.4	24.1
Depreciation and amortization	10.2	8.8	3.5	4.2	2.7	29.4

	Year Ended December 31, 2005
		Interior		Business	Engineering
	Seating	Systems	Distribution	Jet	Serivces	Consolidated
Net sales	$281.8	$205.5	$173.9	$120.2	$62.7	$844.1
Operating earnings (loss)(1)	25.5	32.3	34.9	7.8	(6.9)	93.6
Total assets (2)	223.0	326.7	421.0	286.7	169.1	1,426.5
Goodwill	10.1	116.1	108.0	88.1	40.6	362.9
Capital expenditures	6.1	3.3	2.4	4.0	1.1	16.9
Depreciation and amortization	9.0	8.7	3.7	4.2	3.0	28.6

(1)  Operating earnings (loss) includes an allocation of corporate IT costs, employee benefits and general and administrative costs based on the proportion of each segments’ systems users, number of employees and sales, respectively.

(2)  Corporate assets (including cash and cash equivalents) of $139.2, $117.7 and $462.1 at December 31, 2007, 2006 and 2005, respectively, have been allocated to the above segments based on each segments respective percentage of total assets.  During 2007 certain operations with total assets of approximately $31.5 were transferred from Distribution to Interior Systems.

Net sales for these business segments for the fiscal years ended December 31, 2007, 2006 and 2005 are presented below:

	Fiscal Year Ended December 31,
	2007		2006		2005
	Net	% of	Net	% of	Net	% of
	Sales	Net Sales	Sales	Net Sales	Sales	Net Sales

Seating	$632.6	37.8%	$388.5	34.4%	$281.8	33.4%
Interior Systems	348.0	20.7%	273.9	24.3%	205.5	24.4%
Distribution	386.5	23.0%	251.5	22.3%	173.9	20.6%
Business Jet	193.1	11.5%	147.5	13.1%	120.2	14.2%
Engineering Services	117.5	7.0%	66.8	5.9%	62.7	7.4%
Net sales	$1,677.7	100.0%	$1,128.2	100.0%	$844.1	100.0%

Geographic Origination

The Company operated principally in three geographic areas, the United States, Europe (primarily the United Kingdom) and emerging markets, i.e., Asia, Pacific Rim, Middle East, etc. during the fiscal years ended December 31, 2007, 2006 and 2005.  There were no significant transfers between geographic areas during these periods. Identifiable assets are those assets of the Company that are identified with the operations in each geographic area.

The following table presents net sales and operating earnings for the fiscal years ended December 31, 2007, 2006 and 2005 and identifiable assets as of December 31, 2007, 2006 and 2005 by geographic area:

	Fiscal Year Ended December 31,
	2007	2006	2005
Net sales:
Domestic	$1,036.6	$732.9	$588.4
Foreign	641.1	395.3	255.7
	$1,677.7	$1,128.2	$844.1

Operating earnings:
Domestic	$159.1	$100.7	$72.1
Foreign	87.9	47.6	21.5
	$247.0	$148.3	$93.6

Identifiable assets:
Domestic	$1,306.6	$1,068.6	$1,214.2
Foreign	465.4	429.1	212.3
	$1,772.0	$1,497.7	$1,426.5

Geographic Destination

Export sales from the United States to customers in foreign countries amounted to approximately $437.1, $307.6 and $241.9 in the fiscal years ended December 31, 2007, 2006 and 2005, respectively.

Net sales by geographic area (based on destination) for the fiscal years ended December 31, 2007, December 31, 2006, and 2005 were as follows:

	Fiscal Year Ended December 31,
	2007		2006		2005
	Net	% of	Net	% of	Net	% of
	Sales	Net Sales	Sales	Net Sales	Sales	Net Sales

U.S.	$749.5	44.7%	$483.0	42.8%	$399.4	47.3%
Europe	468.0	27.9%	331.5	29.4%	202.2	24.0%
Asia, Pacific Rim,
Middle East and other	460.2	27.4%	313.7	27.8%	242.5	28.7%
	$1,677.7	100.0%	$1,128.2	100.0%	$844.1	100.0%

Major customers (i.e., customers representing more than 10% of net sales) change from year to year depending on the level of refurbishment activity and/or the level of new aircraft purchases by such customers. During the fiscal years ended December 31, 2007, 2006 and 2005 no single customer accounted for more than 10% of our consolidated sales.

15.	FAIR VALUE INFORMATION

The following disclosure of the estimated fair value of financial instruments at December 31, 2007 and 2006 is made in accordance with the requirements of SFAS No. 107, "Disclosures about Fair Value of Financial Instruments”.  The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies; however, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

The carrying amounts of cash and cash equivalents, accounts receivable-trade, and accounts payable and term debt are a reasonable estimate of their fair values as interest is based upon floating market rates.  The fair value of the Company’s 8-7/8% Notes as of December 31, 2006 was $260.0.

The fair value information presented herein is based on pertinent information available to management at December 31, 2007 and December 31, 2006, respectively. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since those dates, and current estimates of fair value may differ significantly from the amounts presented herein.

16.            SELECTED QUARTERLY DATA (Unaudited)

Summarized quarterly financial data for the fiscal years ended December 31, 2007 and December 31, 2006 are as follows:

	Fiscal Year Ended December 31, 2007
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Net sales	$387.8	$398.2	$428.2	$463.5
Gross profit	134.3	140.6	146.7	148.5
Net earnings	32.1	28.4	44.5	42.3
Basic net earnings per share(1)	0.41	0.31	0.49	0.46
Diluted net earnings per share (1)	0.40	0.31	0.48	0.46

	Fiscal Year Ended December 31, 2006
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Net sales	$247.2	$271.5	$287.9	$321.6
Gross profit	86.5	96.4	100.8	112.8
Net earnings	13.8	18.7	31.4	21.7
Basic net earnings per share(1)	0.18	0.24	0.40	0.28
Diluted net earnings per share (1)	0.18	0.24	0.40	0.28

(1)	Net earnings per share are computed individually for each quarter presented. Therefore, the sum of the quarterly net earnings per share may not necessarily equal the total for the year.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
FOR THE FISCAL YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005
(In millions)

	Balance
	At				Balance
	Beginning			Write-	At End
	Of			Offs/	Of
	Period	Expenses	Other	Disposals	Period
Deducted From Assets:
Allowance for doubtful accounts:
Fiscal year ended December 31, 2007	$4.7	$0.6	$--	$0.8	$4.5
Fiscal year ended December 31, 2006	2.9	1.4	1.6	1.2	4.7
Fiscal year ended December 31, 2005	2.8	0.5	(0.1)	0.3	2.9

Reserve for obsolete inventories:
Fiscal year ended December 31, 2007	29.1	8.1	--	5.0	32.2
Fiscal year ended December 31, 2006	27.1	3.3	2.6	3.9	29.1
Fiscal year ended December 31, 2005	26.9	16.0	(0.7)	15.1	27.1

Deferred tax asset valuation allowance:
Fiscal year ended December 31, 2007	15.5	--	(5.7)	--	9.8
Fiscal year ended December 31, 2006	40.5	(27.4)	2.4	--	15.5
Fiscal year ended December 31, 2005	129.3	(62.3)	(26.5)	--	40.5