Form 10-K/A
period 2007-12-31
BE AEROSPACE INC
filed 2008-05-05
CIK 861361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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
Large accelerated filer [X]   Accelerated filer [  ]   Non-accelerated filer (do not check if a smaller reporting company) [  ]
Smaller reporting company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ] No [X].

The aggregate market value of the registrant's voting stock held by non-affiliates was approximately $3,814.3 million on June 29, 2007 based on the closing sales price of the registrant's common stock as reported on the Nasdaq National Market as of such date, which is the last business day of the registrant's most recently completed second fiscal quarter.  Shares of common stock held by executive officers and directors and persons who own 5% or more of outstanding common stock have been excluded since such persons may be deemed affiliates.  This determination of affiliate status is not a determination for any other purpose.  The number of shares of the registrant's common stock, $.01 par value, outstanding as of February 14, 2008 was 93,073,529 shares.

i

EXPLANATORY NOTE

BE Aerospace, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (the “Form 10-K”) to provide additional information required by Part III. This Amendment No. 1 on Form 10-K/A does not change the previously reported financial statements or any of the other disclosures contained in Part I or Part II.  Part IV is being amended solely to add new certifications in accordance with Rule 13a-14(a) of the Securities Exchange Act of 1934.

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

Werner Lieberherr has been Vice President and General Manager of our Commercial Aircraft Products Group, which is comprised of our Seating, Interior Products and Engineering Systems segments since July 2006.  Prior to joining our company, Mr. Lieberherr spent 20 years with  Alstom Power, Inc., where he served in various senior management positions in Europe, Asia, and North America, including President, Managing Director, Vice President Project Management Worldwide, and General Manager-Sales.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and persons who own more than 10 percent of a registered class of the Company’s equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater-than-10-percent stockholders are required by Securities and Exchange Commission regulations to furnish the Company with copies of all Section 16(a) forms they file.

Due to an administrative error, Forms 4 for reporting exempt transactions by Messrs. Cowart, Hamermesh, Khoury, Chadwell, Schofield and Wegner with respect to quarterly allocations of deferred shares under the Directors Plan since 2001 were filed after the relevant due dates. To the Company’s knowledge, during 2007, all other Section 16(a) filing requirements applicable to its officers, directors and greater-than-10-percent beneficial owners were complied with. In making the above statements, the Company has relied on the written representations of its directors and officers and a review of the copies of the Section 16(a) reports that have been filed with the Securities and Exchange Commission.

Code of Ethics

We have adopted a code of ethics, or Code of Business Conduct, to comply with the rules of the SEC and Nasdaq.  The Code of Business Conduct applies to our directors, officers and employees worldwide, including our principal executive officer and senior financial officers.  A copy of our Code of Business Conduct is maintained on our website at www.beaerospace.com.

ITEM 11.  EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION & ANALYSIS

The Objectives of our Named Executive Officer Compensation Program

The following Compensation Discussion and Analysis addresses the objectives and elements of our executive compensation program, how our Compensation Committee uses external information to assist their oversight of our executive compensation and how we measure individual and Company performance.

The objectives of our 2007 executive compensation program were as follows:

●	Provide a total compensation opportunity that is competitive with the market for executive talent, thereby enabling us to attract, retain and motivate our executives;

●
Ensure a strong relationship between pay and performance, including both rewards for results that meet or exceed performance targets and consequences for results that are below performance targets; and

●	Align executive and shareholder interests through the provision of long-term incentives that link executive compensation to shareholder value creation.

Our Named Executive Officers

Our named executive officers include our six most highly compensated executives during 2007, consisting of: Amin J. Khoury, Chairman & Chief Executive Officer; Michael B. Baughan, President & Chief Operating Officer; Thomas P. McCaffrey, Senior Vice President, Chief Financial Officer & Treasurer; Werner Lieberherr, Vice President & General Manager—Commercial Aircraft Products Group; Robert Marchetti, Vice President & General Manager—Distribution Segment; and Wayne Exton, Vice President & General Manager—Business Jet Segment.

What our Compensation is Intended to Reward

Company Performance. Through the provision of short and long-term incentives, our executive compensation program is designed to reward: (i) the achievement of short-term financial goals measuring revenue, operating margins, cash flow and bookings and (ii) the execution of our long-term strategic goals and objectives. We believe that revenue growth, operating margin expansion, cash flow growth and bookings expansion are the key short-term drivers of shareholder value. On a longer term basis we believe shareholder value is created through the successful execution of a sound business strategy.

Our business strategy is to maintain a leadership position and best serve our customers by:

●	offering the broadest and most innovative products and services in the industry;

●
offering a broad range of engineering services, including design, integration, installation and certification services, and aircraft reconfiguration, along with passenger-to-freighter conversion services;

●	pursuing the highest level of quality in every facet of our operations, from the factory floor to customer support;

●
aggressively pursuing continuous improvement initiatives in all facets of our businesses, and in particular our manufacturing operations, to reduce cycle time, lower cost, improve quality and expand our margins; and

●	pursuing a worldwide marketing and product support approach focused by airline and general aviation airframe manufacturers and encompassing our entire product line.

Our Compensation Committee performs annual reviews of our performance and the contributions of each of our named executive officers to ensure that our executive compensation program rewards the achievement of our financial objectives and the execution of our business strategy.

Individual Performance. In addition to overall Company performance, our compensation program rewards individual performance toward the attainment of our goals and objectives. In setting the targeted pay level of the individual named executive officers, a variety of factors are considered, including: competencies, skills, prior experience, scope of responsibility and accountability within the organization.

On an annual basis, each named executive officer’s attainment of goals and demonstration of defined leadership competencies is assessed by our Chairman and Chief Executive Officer through our leadership performance and development assessment process. Our CEO recommends to the Compensation Committee the base salaries of each of our named executive officers as of July 1 of each year and incentive compensation awards for the preceding year to the Compensation Committee. The Compensation Committee performs a similar assessment of our CEO after the conclusion of the fiscal year and approves his base salary and incentive compensation.

During 2007 the Compensation Committee changed the date for adjusting base salaries from January 1 to July 1 of each year in order to provide ongoing discussions regarding performance and compensation throughout the year. As a result of this change, we now adjust base salaries for all of our employees as of July 1 of each year, we award long term incentives on November 15 of each year and we award annual cash incentives in the first quarter of the following year.

The Elements of our Compensation Program

At the beginning of each year the Compensation Committee determines the targeted range of compensation levels which may be earned by each named executive officer. For 2007, aggregate compensation amounts for named executive officers (depending on their title and position) were established in the following forms and percentages: base salary (approximately 27% - 36% of total targeted compensation); annual cash incentive (approximately 27% - 33% of total targeted compensation); and long term equity incentives (approximately 33%-47% of total targeted compensation). Long term equity incentives in 2007 consisted of restricted stock awards which generally vest ratably over a four year period.

The aggregate total targeted maximum compensation, expressed as a percentage of annual base salary, for each named executive officer (depending on title and position) was as follows for 2007: base salary (100%), performance-based cash incentives (100% - 120%) and long term equity incentives (100% - 175%).

Base Salary. We provide each of our named executive officers with a competitive fixed annual base salary. The base salaries for our named executive officers are reviewed annually by the Compensation Committee, taking into account the results achieved by the executive, the executive’s future potential, scope of responsibilities and experience, and competitive salary practices. We believe that it is important to pay a base salary that is consistent with similarly sized industry peers with similar continuous performance characteristics. In 2007, base salary increases, exclusive of increases associated with promotions and changes in responsibilities for our named executive officers, ranged from 6.0% to 7.0% of their 2006 base salaries. As more fully described under the heading “External Benchmarking” below, these increases generally positioned our named executive officers’ base salary levels between the 50th and 75th percentile of the base salaries of executives in comparable positions as reflected in peer company and general industry compensation survey data.

Annual Cash Incentives. In 2007 our named executive officers were eligible to receive annual cash incentives pursuant to our Management Incentive Plan, or MIP, based on the attainment of both Company and individual performance goals. We believe that directly linking a significant portion of our named executive officers’ cash compensation to an individual segment or aggregate corporate performance (as applicable) is an important factor in achieving our corporate objectives.

In January 2007 the Compensation Committee approved the financial metrics against which cash incentives are awarded and established an annual cash incentive opportunity for each named executive officer under the MIP.  2007 financial metrics and weighting with respect to each goal are as follows:

●	30%—operating earnings;

●
30%—operating cash flow (generally defined as earnings before interest, taxes, depreciation and/or amortization, or EBITDA, plus or minus changes in working capital (and other current and non-current assets and liabilities), less capital expenditures)

●	20%—operating margin; and

●	20%—bookings.

These performance metrics are evaluated on an annual basis to ensure we measure what we believe are the most relevant business measures of total business performance. The performance goals are established as part of our annual financial planning process and are the measure against which all MIP participants’ performance is measured. We do not disclose the specific corporate or business segment targets since they contain competitively sensitive information and the specific targets are not material to an understanding of incentive compensation awards to the named executive officers. However, we believe each of the targets is appropriate and obtainable.

A targeted level of performance was established for each financial metric set forth above.

The aggregate total amount of MIP funds available to be awarded is determined on a site, segment and corporate level based on the achievement of the goals approved by our Compensation Committee. The amounts deemed to be earned by a site, segment or our Company overall are then awarded to each participant, including our named executive officers, with each participant’s award allocated on the basis of their actual individual performance for the year. MIP awards are based on both the financial performance of their segment or our Company, as applicable, and an individual’s relative contribution to the success of their segment or our Company, as applicable, during the year. Some awards are equal to 100% of the maximum amount that may be awarded and others are closer to 50% of the total award. Over the past several years the average award for all our MIP participants has ranged from 70%-75% of the maximum award.

During 2007, payment of the portion of a cash incentive attributable to each metric is based on achieving a minimum of 90% of the targeted performance level established by the Compensation Committee for the metric. During 2007, if actual performance of any metric was below 90%, no cash incentive payment was earned with respect to this metric. Achieving between 90% and 100% of the target resulted in an allocation between 0% and 100% of the target cash incentive attributable to that metric. During 2007, if we achieved more than 100% of the target for a metric, a named executive officer could potentially receive an additional 5% of his target bonus attributable to that metric as a “kicker”, as determined by the Compensation Committee in its sole discretion. As a result, depending on our financial performance, it was possible for an executive to be awarded an aggregate cash incentive ranging from 0%-120% of his base salary. The Compensation Committee may approve adjustments to performance goals to recognize corporate or segment contributions, particularly in situations where such contributions may have been in conflict with the shorter term financial metrics measured by our MIP. The Compensation Committee may also use their judgment to exclude the impact of non-recurring gains, charges or unusual items as facts and circumstances dictate.

Under the MIP, the actual cash incentive payments made to each participant (other than our CEO) are determined by our Compensation Committee based on our CEO’s assessment of each participant’s contribution toward the attainment of specific Company-wide or segment specific goals, as appropriate, individual goals and the demonstration of defined leadership competencies. Following the review of the CEO’s recommendations, the Compensation Committee approves the final MIP awards, which may be higher or lower than the amount determined as a result of the attainment of the financial goals described above. The Compensation Committee performs a similar performance assessment of our CEO and approves his MIP award based on this assessment.

On February 15, 2008, our Compensation Committee unanimously approved amendments to the MIP to provide that bonuses will be based upon the achievement of two components: performance objectives (weighted at 80%) and individual strategic initiatives (weighted at 20%).  The performance objectives for 2008 are operating earnings (weighted at 30%), operating cash flow (as defined) (weighted at 30%), bookings (weighted at 20%) and operating margin (weighted at 20%).  The 2008 targets for each performance measure were established by our Compensation Committee.  The MIP now provides that, in general, no payments will be made under the MIP with respect to a particular performance objective unless the Company or the participant’s business unit exceeds 80% of the targets for the applicable performance objective. However, bonus payments for performance between 80% and 90% of target are less than 10% of targeted bonus.  Beginning in 2008, named executive officers will be eligible to receive a target bonus of 68%-85% of their base salaries and a targeted maximum bonus of 80%-100% of base salaries, depending on their title and position.  If the Company or a named executive officer’s business unit (as appropriate) exceeds the target performance objectives by 100% or more, and the named executive officer’s individual performance is at a superior level, the named executive officer will be eligible to receive up to an additional 10% or 20% of his or her base salary (depending on their  title and position), resulting in a maximum bonus of up to 100%-120% of their  base salary, depending on their title and position.

Attainment of 2007 Performance Measures. 2007 was an outstanding year for our Company. Our consolidated revenues were $1.68 billion, a 48.7% increase over 2006. Operating earnings of $247.0 million for 2007 were $98.7 million, or 66.6%, greater than 2006, due to both the 48.7% increase in revenue and a 160 basis point expansion in our operating margin to 14.7% of sales in 2007, reflecting the high in quality backlog and operating leverage at the higher revenue level, offset by acquisition and integration costs and learning curve costs in the seating, business jet and engineering services segments. Bookings for 2007 were approximately $2.2 billion, a record for any year, and drove our backlog to over $2.2 billion, also a record.  In addition, our common stock appreciated by 106% during 2007 and was cited by the Wall Street Journal as the best performing aerospace stock over the past one, three and five year periods ended December 31, 2007.

The following is a summary of our financial performance during 2007 against the measures set by the Compensation Committee under the MIP:

●	Operating earnings of approximately $247.0 million, increased by 66.6% as compared to 2006 and was above our 2007 target;

●
Operating cash flow of approximately $22.0 million, decreased by $19.0 million as compared to 2006 as a result of the 48.7% increase in revenues and a $215.4 million increase in inventories associated with the product line expansion at our distribution segment and to support our record backlog.  Operating cash flow was approximately equal to our 2007 target, as adjusted for the substantially higher than targeted revenue and backlog levels;

●
Operating margin of 14.7%, increased by 160 basis points as compared to 2006 and was below our 2007 target principally due to start up and learning curve costs for new major programs in the seating, business jet and engineering services segments; and

●	Bookings of $2.2 billion, increased by approximately 30% as compared to 2006 and was above our 2007 target.

On February 5, 2008, the Compensation Committee concluded that in aggregate, we exceeded our 2007 MIP performance target. Considering these results, as well as certain qualitative factors which the Compensation Committee considers an important part of its assessment (such as expanding our market shares, demonstrating market share leadership, advances in new product development, achievement of key strategic initiatives such as the integration of key strategic acquisitions, and strengthening our balance sheet), and taking into account each named executive officer’s individual performance against their goals, and the success of their respective segment or our Company, as applicable, the Compensation Committee determined an aggregate cash incentive award for our named executive officers equal to approximately 93% of the total aggregate targeted annual cash incentive opportunity (as a group).

The Compensation Committee believes our CEO had an exceptionally successful year as evidenced by our very strong financial performance, substantially completing the integration of two strategically important acquisitions of Draeger Aerospace GmbH and New York Fasteners Corp., his leadership in the development, communication and execution of our strategy and his role in the strengthening of our balance sheet. As a result, the Compensation Committee awarded our CEO cash incentive compensation equal to 100% of his base salary. The actual amount of cash incentive awards paid to each named executive officer is shown in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table that follows this Compensation Discussion and Analysis.

2007 Long-term Equity Incentives. Approximately 33%-47% of the total targeted compensation opportunity provided to our named executive officers in 2007 was equity-based. This emphasis on equity-based compensation reflects our view that there should be a close alignment between long-term shareholder value creation and named executive officer compensation.

We believe the use of long-term equity incentive awards accomplishes important objectives of our executive compensation program by linking shareholder value creation to long-term incentives. The level of benefit received by our named executive officers is dependent, to a large degree, on the successful execution of our strategy and delivering significant, sustained growth on a consistent basis.

2007 Restricted Stock Grants. On October  31, 2007, the Compensation Committee approved grants of restricted stock effective as of November 15, 2007 to approximately 245 of our managers, including each of our named executive officers, pursuant to our 2005 Long-Term Incentive Plan. The Compensation Committee anticipates that these awards will serve as a long-term incentive to the employees.

The amount of the awards ranged from approximately 100%-175% of each named executive officer’s base salary. In determining the amounts of the equity compensation awarded to our named executive officers, the Compensation Committee considered a variety of factors, including individual performance, competencies, skills, prior experiences, scope of responsibility and accountability within the organization. The actual number of shares granted to each named executive officer was determined by dividing the dollar value of each award by the closing price of our common stock on the date of grant. The number of shares of stock granted and the SFAS 123R grant date fair value is shown in our Grants of Plan-Based Awards Table following this Compensation Discussion and Analysis.  The restricted stock awards generally vest 25% on the first, second, third and fourth anniversary of the date of grant.

On April 28, 2008 our Compensation Committee established a performance-based component to our restricted stock program for our managers.  The award guidelines for each named executive officer provide for a minimum annual award equal to 75%-130% of his base salary, a targeted annual award equal to 100%-175% of his base salary and a maximum annual award equal to 125%-220% of his base salary.  Seventy-five percent of the annual award to each named executive officer will be subject to time-based vesting and 25% of the annual award will be subject to performance-based vesting.  The time-based award will vest ratably over a period of four years.  The vesting of the performance-based award is subject to the Company achieving the annual operating earnings target established by the Compensation Committee in the 12-month period ending on September 30th each year, and will vest over a four-year period subject to the following conditions: (i) if we achieve 100% of our performance target in an applicable year, 25% of the total performance-based award will vest in the applicable year; (ii) if we achieve 90% of our performance target in an applicable year, 10% of the total performance-based award will vest in the applicable year; (iii) if we achieve between 90% and 100% of our performance target in an applicable year, between 10% and 25% of the total performance-based award will vest in the applicable year (as determined on the basis of linear interpolation); and (iv) if we achieve less than 90% of our performance target in an applicable year, the named executive officer forfeits the award that would have vested in the applicable year.

Severance and Change of Control Benefits. We have entered into employment agreements with each of our named executive officers, which are described below in detail under the heading “Employment, Severance and Change of Control Agreements.” Our employment agreements with Messrs. Khoury and McCaffrey do not contain change of control provisions.  Our employment agreements with our named executive officers, other than Messrs. Khoury and McCaffrey, contain change of control provisions that provide benefits in the event that the executive is terminated in connection with a change of control of our Company. These change of control provisions generally provide for continuation of the executive’s base salary for the remaining term of their employment agreements and a severance payment ranging from one to three years of base salary.

We also provide each of our named executive officers with severance benefits if their employment is terminated for any reason other than cause or in some instances, due to their resignation for good reason (as each term is defined in the applicable agreements). In such cases, the employment agreements require that we pay the executive his salary for the remaining term of the applicable employment agreement and provide a severance payment ranging from one to two times the executive’s base salary. Our severance and change of control benefits were determined on the basis of market practices in order to provide a competitive overall compensation package to our named executive officers.

Retirement Compensation. We have agreed with Mr. Khoury to make an annual retirement contribution equal to 1.5 times his base salary to a grantor trust established on his behalf. We fund this amount, less applicable personal income taxes, into a grantor trust on a quarterly basis in arrears. Changes in Mr. Khoury’s base salary are reflected on a cumulative basis in the quarterly contributions following a change in his base salary.

We have agreed with Mr. Baughan to make an annual retirement contribution of 50% of his average annual salary for the preceding three-year period to a rabbi trust established on his behalf. The retirement contributions will vest in full on April 26, 2012. Vesting of the accrued retirement contributions will accelerate upon the termination of Mr. Baughan’s employment due to his death, disability or by us without cause (as defined in his employment agreement). We fund this amount, less applicable personal income taxes, into this rabbi trust on a quarterly basis in arrears. Changes in Mr. Baughan’s base salary are reflected in the quarterly contributions following a change in his base salary.

We also have agreed with Mr. McCaffrey to make an annual retirement contribution of 50% of his average annual salary for the preceding three-year period to a grantor trust established on his behalf. We fund this amount, less applicable personal income taxes, into this grantor trust on a quarterly basis in arrears. Changes in Mr. McCaffrey’s base salary are reflected in the quarterly contributions following a change in his base salary.

Other than participation in our qualified 401(k) Plan under the same terms as all other employees, we do not offer retirement benefits to any of our other named executive officers.

A detailed description of the retirement benefits for our CEO, COO and CFO is set forth below under the heading “Employment, Severance and Change of Control Agreements.”

Other Compensation.

In addition to the benefits that are generally available to all of our employees, we provide some or all of our named executive officers with the following additional benefits and perquisites.

●
Under the Medical Care Reimbursement Plan for Executives, which has been in effect since January 1, 1998, each of our named executive officers is reimbursed for medical care expenses that are not otherwise reimbursed by any plan or arrangement up to a maximum benefit of 10% of their base salary per year.

●	We reimburse each of our named executive officers for reasonable costs of financial and estate planning.

●	Certain named executive officers receive a monthly automobile allowance, as described below under the heading “Employment, Severance and Change of Control Agreements."

●
Messrs. Khoury, Baughan and McCaffrey are party to death benefit agreements under which their designated beneficiaries will receive death benefits of $3,000,000, $1,500,000 and $1,000,000, respectively, upon their death, whether during or following their termination from employment. With respect to Messrs. Khoury, Baughan and McCaffrey, we have funded these death benefit agreements with fully paid-up whole-term life insurance policies.

●
Under our travel policy, we provide use of a Company-owned aircraft to our CEO and limited use to our former CEO to ensure their personal security. As set forth in the “All Other Compensation” column of the Director Compensation Table above and the Summary Compensation Table below, our CEO and former CEO are taxed on the incremental cost relating to their personal use of the aircraft.

To the extent applicable, these amounts are included in the Summary Compensation Table as part of the “All Other Compensation” column.

External Benchmarking

We benchmark targeted pay levels for essentially every position throughout our organization through the use of one or more compensation advisory services. Our Compensation Committee also engages an independent compensation consultant to assist our Compensation Committee to oversee our executive compensation program. Market data provides a reference and framework for decisions about the base salary, targeted annual cash incentives, and the appropriate level of long-term incentives to be provided to each named executive officer. However, due to year-over-year variability and the inexact science of matching and pricing executive jobs, we believe that market data should be interpreted within the context of other important factors and should not solely be used to dictate a specific pay level for an executive. As a result, in setting the target pay level of our named executive officers, market data is reviewed along with a variety of other factors, including individual performance, competencies, skills, future potential, prior experience, scope of responsibility and accountability within the organization.

Mercer Human Resources Consulting has reviewed both the individual components and aggregate composition of our compensation packages for our named executive officers and has advised our Compensation Committee that for each of our named executive officers, the target total cash compensation (including base salary and targeted annual cash incentives) is near the 75th percentile, target total direct compensation (including base salary, annual cash and long-term incentives) approximates the median, and total direct compensation (including base salary, annual cash and long-term incentives) plus retirement contributions, as applicable, is near the median of the peer group described below.

Compensation Comparison Group. The compensation comparison group we used in 2007 was comprised of the following 12 companies in the aerospace and defense industries:

●	Goodrich Corporation

●	Precision Castparts Corporation

●	Teleflex Inc.

●	Crane Co.

●	DRS Technologies, Inc.

●	Teledyne Technologies, Inc.

●	Moog Inc.

●	Hexcel Corporation

●	Curtiss-Wright Corporation

●	Esterline Technologies Corporation

●	AAR Corp.

●	Triumph Group Inc.

In consultation with the Compensation Committee, these companies were selected for our peer group on the basis that (i) as compared to our Company, they were within a reasonable range for revenue size and equity market capitalization; (ii) they had executive positions comparable to those at our Company which required a similar set of management skills and experience; and (iii) they were representative of organizations that compete with us for business and executive talent. The median 2006 revenues and equity market capitalization of our peer group were $1.4 billion and $2.0 billion, respectively; our revenues for the year ended December 31, 2007 were $1.68 billion and as of December 31, 2007 our equity market capitalization was $4.9 billion.

Benchmarking Objectives. We believe our executives should possess above average competencies, skills, prior experience, and display above-average leadership skills as they discharge their responsibilities. Our objective is to establish total targeted compensation (defined as base salary, targeted annual cash incentive, long-term incentives, and, where applicable, retirement contributions) for our named executive officers near the 75th percentile of our peer group. We believe the weighting of each component of our compensation program is appropriate given the historically cyclical nature of our industry which has resulted and may result in several year periods during which substantially lower cash incentives are awarded.

Benchmarking Process. Each year, the Compensation Committee directs senior management to engage an independent third-party consulting organization to advise the Compensation Committee as it conducts its review of our compensation program and our financial performance versus our peer group. Compensation and other financial data for the peer group are compiled from publicly available information as well as from the consultant’s proprietary database for similar sized industrial companies. Because the information is based on publicly available data, the comparisons are always against the data for the immediately preceding year (i.e., the 2007 study was based on data included in the 2006 annual reports and 2006 proxy statements of our peer group).

Several components of pay were analyzed by our independent consultant including: actual and targeted base salary; cash incentives; total cash compensation (i.e., base salary plus cash incentives); actual and targeted long-term incentives; total direct compensation (i.e., total cash plus long-term incentives); and, to the extent applicable, total direct compensation plus retirement contributions. The Compensation Committee’s review of our financial performance versus our peer group focused on revenue growth, operating earnings growth, EBITDA, as well as total shareholder return and return on average equity.

The Compensation Committee’s review led them to conclude that when compared to our peer group, our financial performance as compared to the key financial metrics described above approximated  the 75th percentile of our peer group. The 2007 total direct compensation (including, where applicable, retirement contributions) for our named executive officers and the 2007 total actual cash compensation for our named executive officers approximated the median of our peer group.

Stock Ownership

We have not established specific stock ownership guidelines for our executive officers or directors. As of April 21, 2008, the market value of BE Aerospace stock owned by our named executive officers as a multiple of each of their base salaries ranged from approximately two times to fourteen times base salary. The details of share ownership for each named executive officer are set forth above under the heading “Security Ownership of Certain Beneficial Owners and Management.”

Tax Deductibility

To the extent that it is practicable and consistent with our executive compensation philosophy, we intend to comply with Section 162(m) of the Internal Revenue Code of 1986, as amended, which limits the deductibility of certain compensation payments to our executive officers in excess of $1 million. If compliance with Section 162(m) conflicts with the compensation philosophy or is determined not to be in the best interest of stockholders, the Compensation Committee will abide by its compensation philosophy.

Report of the Compensation Committee on Executive Compensation

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis for the year ended December 31, 2007 with management. Based on the review and discussion, the Compensation Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K/A.

Respectfully submitted,

The Compensation Committee

Charles L. Chadwell
Jonathan M. Schofield

Compensation Committee Interlocks and Insider Participation

No person who is or has been an officer or other employee of the Company served as a member of the Company’s Compensation Committee. No executive officer of the Company served as a member of the Compensation Committee on the board (or as a director) of any company where an executive officer of such company is a member of the Compensation Committee or a director of the Company. No member of the Compensation Committee was a party to any transaction required to be disclosed as a related person transaction.

Summary Compensation Table

The following table sets forth the compensation paid to our named executive officers in 2007 and 2006.(1)

Name and Principal Position	Year	Salary ($)	Stock Awards ($)(2)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)		Total ($)
(a)	(b)	(c)	(e)		(f)	(g)	(i)		(j)
Amin J. Khoury	2007	$1,001,200	$2,905,634	(4)	—	$1,001,200	$4,656,784	(5)	$9,564,818	(5)
Chairman and Chief Executive Officer	2006	904,000	1,019,504	(4)	—	994,400	2,648,301	(5)	5,566,205

Michael B. Baughan
President and Chief	2007	514,000	236,173		—	400,000	112,087	(6)	1,262,260
Operating Officer	2006	440,000	26,593	(6)	—	330,000	23,723	(6)	820,316

Thomas P. McCaffrey
Senior Vice President and Chief	2007	471,500	874,456	(4)	—	430,000	420,957	(7)	2,196,913
Financial Officer	2006	430,000	285,300	(4)	—	430,000	391,706	(7)	1,537,006

Wayne Exton
Vice President and General	2007	275,000	133,636		—	175,000	31,599	(8)	615,235
Manager - Business Jet Segment	2006	265,036	14,198		—	110,000	70,105	(8)	459,339

Werner Lieberherr
Vice President and General
Manager—Commercial Aircraft	2007	400,000	181,919		—	250,000	22,714	(9)	854,633
Products Group	2006	178,291	56,032		—	140,000	44,546	(9)	418,869

Robert A. Marchetti
Vice President and General	2007	327,500	235,370		—	327,500	28,819	(10)	919,189
Manager—Distribution Segment	2006	291,497	27,196		—	300,000	28,097	(10)	646,790

(1)	All annual cash bonuses paid to our named executive officers are reflected in the “Non-Equity Incentive Plan Compensation” column of this table.

(2)
The amounts reported in the “Stock Awards” column reflect the dollar amount, without reduction for risk of forfeiture, recognized for financial reporting purposes for the fiscal years ended December 31, 2007 and 2006 of awards of restricted stock, calculated in accordance with the provisions of Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123R “Share Based Payment”, or SFAS 123R. The amount set forth may include expenses attributable to equity awards granted during and before 2007 or 2006. Assumptions made in the calculation of these amounts are included in Note 12 to our audited financial statements for the fiscal years ended December 31, 2007 and 2006 included in our annual report on Form 10-K filed with the Securities and Exchange Commission on February 20, 2008.

(3)
The amounts shown represent the annual cash incentive payments received by our named executive officers under our MIP. These cash awards were earned in 2007 and 2006 and were paid on March 7, 2008 and March 6, 2007, respectively. The MIP is described in detail above in our Compensation Discussion and Analysis.

(4)
In order to assist in the retention of and to further incentivize our CEO and CFO and in lieu of the change of control benefits which were eliminated from their contracts with us, on July 31, 2006, we granted our CEO an award of 387,900 shares of restricted stock, and we granted our CFO 104,200 shares of restricted stock. The expenses included in the “Stock Awards” column with respect to these special awards for 2007 and 2006 were  $2,398,635 and $1,004,654, respectively,  for Mr. Khoury and $644,641 and $270,004, respectively, for Mr. McCaffrey.

(5)
With respect to Mr. Khoury, the amount reported for 2007 and 2006  as “All Other Compensation” includes $1,501,800 and $1,356,000, respectively,  for our  annual retirement contributions to his grantor trust; $2,794,500 and $828,750, respectively, for  contributions to his grantor trust for catch up adjustments related to prior periods; $180,795 and $284,376, respectively, representing the aggregate incremental cost to us for his personal use of the Company aircraft; $125,983 and $126,185, respectively, for estate planning; $9,000 and $7,500, respectively for Company contributions to our 401(k) Plan; $3,116 and $5,113, respectively, representing payments under our executive medical plan; and an additional amount relating to an automobile and insurance allowance. The aggregate incremental cost for the use of the Company aircraft for personal travel is calculated by multiplying the hourly variable cost rate for the aircraft by the hours used. The hourly variable cost rate includes costs such as fuel, oil, parking/landing fees, crew expenses and catering.

(6)
With respect to Mr. Baughan, the amount reported for 2007 and 2006 as “All Other Compensation” includes $83,576 and $0, respectively, for our annual retirement contributions to his grantor trust, $9,000 and $7,500 respectively for contributions to the Company’s 401(k) Plan; $2,880 and $3,115, respectively, representing payments under executive medical coverage; and an additional amount relating to an automobile allowance and estate planning.

(7)
With respect to Mr. McCaffrey, the amount reported for 2007 and 2006  as “All Other Compensation” includes $341,967 and $355,278, respectively, for our annual retirement contributions to his grantor trust; $9,000 and $7,500, respectively, for contributions to the Company’s 401(k) Plan; $53,251 and $11,289, respectively, representing payments under our executive medical plan; and an additional amount relating to an automobile allowance and estate planning.

(8)
With respect to Mr. Exton, the amount reported for 2007 and 2006 as “All Other Compensation” includes $9,399  and $55,474, respectively, for reimbursement of relocation expenses; $9,000 and $6,000, respectively, for contributions to the Company’s 401(k) Plan; and an additional amount relating to an automobile allowance.

(9)
With respect to Mr. Lieberherr, the amount reported for 2007 and 2006  as “All Other Compensation” includes $0 and $32,747, respectively, for reimbursement of  relocation expenses, $9,000 and $1,539, respectively, for contributions to the Company’s 401(k) Plan; $514 and $3,660, respectively, representing payments under our executive medical plan in 2007 and COBRA in 2006,  and an additional amount relating to an automobile allowance.

(10)
With respect to Mr. Marchetti, the amount reported for 2007 and 2006 as “All Other Compensation” includes $9,000 and $7,500, respectively, for contributions to the Company’s 401(k) Plan; $6,619 and $7,489, respectively, representing payments under our executive medical plan; and an additional amount relating to an automobile allowance.

Grants of Plan-Based Awards Table

The following table sets forth information concerning stock based awards made to our named executive officers in 2007 and 2006.

	Estimated Future Payouts Under Non-Equity Incentive Plan (MIP or bonus) Awards(1)
Name	Grant Date	Threshold ($)(2)	Target ($)	Maximum ($)	All Other Stock Awards: Number of Shares of Stock or Units (#)(3)		Grant Date Fair Value of Stock and Option Awards ($)(4)
(a)	(b)	(c)	(d)	(e)	(i)		(k)

Amin J. Khoury	1/1/07	$0	$1,001,200	$1,201,440	—		—
	11/15/07	—	—	—	40,914	(5)	$1,752,756
	11/15/06	—	—	—	66,988	(5)	1,808,006
	7/31/06	—	—	—	387,878	(5)(6)	9,599,981
Michael B. Baughan	1/1/07	$0	$514,000	$616,800	—		—
	11/15/07	—	—	—	12,027	(9)	515,237
	11/15/06	—	—	—	32,605	(9)	880,009	(7)
Thomas P. McCaffrey	1/1/07	$0	$471,500	$565,800	—		—
	11/15/07	—	—	—	11,029	(8)	472,482
	11/15/06	—	—	—	31,864	(8)	860,009
	7/31/06	—	—	—	104,242	(6)(8)	2,579,990
Werner Lieberherr	1/1/07	$0	$320,000	$400,000	—		—
	11/15/07	—	—	—	16,340	(9)	700,006
	11/15/06	—	—	—	8,151	(9)	219,995
	7/5/06	—	—	—	18,340	(9)	419,986
Robert A. Marchetti	1/1/07	$0	$262,000	$327,500	—		—
	11/15/07	—	—	—	7,645	(10)	327,512
	11/15/06	—	—	—	16,673	(10)	450,004
Wayne Exton	1/1/07	$0	$220,000	$275,000	—		—
	11/15/07	—	—	—	6,419	(9)	274,990
	11/15/06	—	—	—	18,525	(9)	499,990

(1)
The amounts shown represent the range of annual cash incentive opportunities for each named executive officer under our 2007 MIP. The MIP is described in detail above in our Compensation Discussion and Analysis.

(2)
Since the amount of Non-Equity Incentive Plan awards are determined on the basis of a named executive officer’s contributions to the success of a segment or the Company, as applicable, no specific threshold can be determined.

(3)
The restricted stock awards made on November 15, 2007 were approved by our Compensation Committee at its meeting on October 31, 2007. This process is consistent with our policy of having the dollar value of annual grants of restricted stock to our employees reviewed and approved by our Compensation Committee at a meeting in the third or fourth quarter and having the grants made effective as of November 15th of each year (or if November 15th is not a business day, the first business day thereafter). The number of shares of restricted stock granted is equal to the dollar value approved by our Compensation Committee divided by the closing price of our common stock on the date of grant. All grants of restricted stock are made pursuant to our 2005 Long-Term Incentive Plan.

(4)
The amounts shown represent the SFAS 123R fair value determined as of the date of grant. For more information about our adoption of SFAS 123R and how we value stock-based awards (including assumptions made in such valuation), refer to Note 12 to our audited financial statements for the fiscal year ended December 31, 2007 included in our annual report on Form 10-K filed with the Securities and Exchange Commission on February 20, 2008.

(5)
Twenty-five percent of the shares of restricted stock vests on each of the first, second, third and fourth anniversaries of the date of grant provided that Mr. Khoury is employed on the applicable vesting date. Upon Mr. Khoury’s termination due to death or disability or a termination by us for any reason, all unvested shares of restricted stock will vest immediately. In addition, upon a change of control of our Company prior to vesting, all unvested shares of restricted stock will immediately vest in full.

(6)
As more fully described above in our Compensation Discussion and Analysis, in order to assist in the retention of and to further incentivize our CEO and CFO and in lieu of the change of control benefits which were eliminated from their contracts with us, on July 31, 2006, we granted our CEO an award of 387,900 shares of restricted stock, and we granted our CFO 104,200 shares of restricted stock.

(7)
On December 27, 2005, Mr. Baughan was granted 75,000 stock options in connection with his promotion to President and Chief Operating Officer effective as of December 31, 2005. The value of these stock options, determined in accordance with the provisions of SFAS 123R was $625,050. As more fully described above in our Compensation Discussion and Analysis, the vesting of these and other outstanding stock options was accelerated on December 31, 2005.

(8)
Twenty-five percent of the shares of restricted stock vests on each of the first, second, third and fourth anniversaries of the date of grant provided that Mr. McCaffrey is employed on the applicable vesting date. Upon Mr. McCaffrey’s termination due to death or disability, a termination by us without cause or Mr. McCaffrey’s resignation for good reason (each as described below under the heading “Employment, Severance and Change of Control Agreements”) all unvested shares of restricted stock will vest immediately. In addition, upon a change of control of our Company prior to vesting, all unvested shares of restricted stock will immediately vest in full.

(9)
Twenty-five percent of the shares of restricted stock vests on each of the first, second, third and fourth anniversaries of the date of grant. If the named executive officer’s employment terminates for any reason other than death or disability prior to the applicable vesting date, all unvested shares will be immediately cancelled. Upon a named executive officer’s termination due to death or disability, all unvested shares of restricted stock will immediately vest. In addition, upon a change of control of our Company prior to vesting, all unvested shares of restricted stock will immediately vest in full.

(10)
Twenty-five percent of the shares of restricted stock granted in 2007 vest on the first, second, third and fourth anniversary of the date of grant.  Fifty percent of the shares of restricted stock granted in 2006 vest on each of the first and second anniversaries of the date of grant. If Mr. Marchetti’s employment terminates for any reason other than death or disability prior to the applicable vesting date, all unvested shares will be cancelled immediately. Upon Mr. Marchetti’s termination due to death or disability, all unvested shares of restricted stock will immediately vest. In addition, upon a change of control of our Company prior to vesting, all unvested shares of restricted stock will immediately vest in full.

Outstanding Equity Awards at Fiscal Year-End Table

The following table provides information concerning outstanding equity awards held by each named executive officer at December 31, 2007.

	Option Awards		Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Option Exercise Price ($)	Number of Shares or Units of Stock That Have Not Vested (#)(1)	Market Value of Shares or Units of Stock That Have Not Vested ($)(2)
(a)	(b)	(e)	(g)	(h)
Amin J. Khoury	—	--	382,063	$20,211,133
Michael B. Baughan	—	--	36,480	1,929,792
Thomas P. McCaffrey	—	--	113,108	5,983,413
Wayne Exton	—	--	20,312	1,074,505
Werner Lieberherr	—	--	36,208	1,915,403
Robert A. Marchetti	—	--	15,981	845,395

(1)
For Messrs. Khoury, Baughan, McCaffrey, Exton and Lieberherr, 25% of the shares of restricted stock will vest on each of the first, second, third and fourth anniversaries of the date of grant provided that the executive is employed on the applicable vesting date. For Mr. Marchetti, 8,336 shares of restricted stock vest on November 15, 2008 provided that he is employed on that date and the balance of 7,645 shares vest ratably over a four year period.  The vesting provisions upon a termination of employment or a change of control are set forth in footnotes 5, 8, 9 and 10 to the Grants of Plan-Based Awards Table above.

(2)
The market value of unvested shares is based on the closing share price of $52.90 at December 31, 2007.  The market value of unvested shares based on the closing share price of $34.95 at March 31, 2008 for Messrs. Khoury, Baughan, McCaffrey, Exton, Lieberherr and Marchetti was $13,353,102, $1,274,976, $3,953,125, $709,904, $1,265,470 and $558,536, respectively.

Option Exercises and Stock Vested Table

The following table provides information concerning the exercise of stock options and vesting of stock awards held by each named executive officer during the years ended December 31, 2007 and 2006.

		Option Awards		Stock Awards
Name		Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting
(a)		(b)(#)	(c)($)	(d)(#)	(e)($)
Amin J. Khoury	2007	—	—	113,717	$4,650,544
	2006	518,333	$9,630,789	—	—

Michael B. Baughan	2007	75,000	1,470,000	8,152	$349,232
	2006	213,750	3,999,289	—	—

Thomas P. McCaffrey	2007	—	—	34,027	$1,398,297
	2006	258,333	4,600,859	—	—

Wayne Exton	2007	20,000	260,400	4,632	$198,435
	2006	—	—	—	—

Werner Lieberherr	2007	—	—	6,623	$279,420
	2006	—	—	—	—

Robert A. Marchetti	2007	22,612	475,124	8,337	$357,157
	2006	26,554	560,253	—	—

Nonqualified Deferred Compensation

All of our employees, including our named executive officers, participate in our qualified 401(k) defined contribution plan. Pursuant to this plan, we match 100% of the first 3% and 50% of the next 2% of employee contributions up to $9,000. We do not provide any non qualified deferred compensation benefits to any of our employees.

Employment, Severance and Change of Control Agreements

We have entered into employment agreements with each of our named executive officers as described below.

Amin J. Khoury. Mr. Khoury is party to an employment agreement with us, amended as of April 27, 2007, pursuant to which he serves as our Chairman and Chief Executive Officer, or CEO. The agreement has a rolling three-year term so that the term of the agreement extends through three years from any date as of which the term is being determined unless terminated earlier. The agreement provides that Mr. Khoury will receive a base salary of $1,001,200 per year (as of July 1, 2007), subject to cost of living and other increases as determined from time to time by our Board of Directors. Mr. Khoury is also entitled to participate in our MIP and to receive an annual cash incentive as determined by the Compensation Committee. During the period from January 1, 2007 through June 30, 2007, our CEO’s annual base salary was $936,000.  On July 1, 2007 his base salary was adjusted to $1,001,200.  Mr. Khoury received a bonus of $1,001,200 for 2007. Mr. Khoury is also eligible to participate in all benefit plans (other than retirement plans) generally available to our executives and we provide him with an automobile and insurance at a cost of approximately $40,000 per year.

General Provisions

Our agreement with Mr. Khoury provides that we will make an annual retirement contribution to a grantor trust established for his benefit in an amount equal to 1.5 times his annual base salary. These contributions are taxed currently to our CEO and reported in the “All Other Compensation” column of the Summary Compensation Table above. We fund these contributions, less applicable personal income taxes, into this grantor trust on a quarterly basis in arrears. Changes in base salary are reflected in the quarterly contributions on a cumulative basis in the quarter following a change in base salary. Previously taxed contributions held in the trust will be distributed in a lump-sum to our CEO or his beneficiary, as the case may be, as a result of a change of control or any termination of his employment, or as otherwise provided pursuant to the terms of this grantor trust. Our CEO’s employment agreement provides that he and his spouse will receive medical, dental and health benefits (including benefits under our executive medical reimbursement plan) for the remainder of their lives notwithstanding any termination of his employment for any reason.

Pursuant to the agreement, if our CEO’s employment with us terminates for any reason other than death or incapacity, we will enter into a consulting arrangement with him under which he has agreed to provide strategic planning, financial planning, merger and acquisition advice and consultation to us, as well as periodic advice and consultation regarding key staffing and recruitment issues and such other services as we may mutually agree upon. The consulting arrangement will extend for a period of five years following our CEO’s termination of employment. During the duration of his consulting agreement, our CEO will be entitled to a consulting fee equal to 15% of his salary in effect on the day of his termination of employment and will also be entitled to an office, an assistant, travel benefits under our travel policy described above in our Compensation Discussion and Analysis, automobile benefits and reimbursement for reasonable out-of-pocket business expenses. Unvested restricted stock awards will continue to vest in accordance with the award agreement for so long as Mr. Khoury is providing consulting services under this agreement. During the five-year term, the consulting arrangement may not be amended or terminated without the prior written consent of us and Mr. Khoury. In the event of our CEO’s death or disability during the consulting period, he will receive a lump-sum payment equal to the fees for the then remaining term of the consulting period.

In the event that any payments or other benefits made to our CEO are subject to excise tax as an “excess parachute payment” under the Internal Revenue Code, he will receive an excise tax “gross-up” payment. Similarly, the agreement provides him with a tax “gross-up” payment with respect to tax obligations under Section 409A of the Internal Revenue Code. Incidental costs and expenses incurred in respect of certain accounting tasks and procedures associated with these tax matters will be paid by us.

During the term of his employment agreement and consulting agreement (if applicable) and for a period of two years thereafter, our CEO may not compete with us or solicit our employees. In addition, our CEO is subject to a confidentiality provision that lasts indefinitely.

During 2005, we entered into a death benefit agreement with our CEO that provides for the payment of a $3 million death benefit to his named beneficiary upon his death during or after his employment. We have fully funded this death benefit with a single payment whole life insurance policy.

Specific Termination and Change of Control Provisions

In addition to the benefits described above, our CEO will be entitled to receive the following benefits and payments upon the occurrence of the following specified events:

Voluntary Termination. If our CEO terminates his employment with us at any time and for any reason, he is entitled to a lump-sum severance payment amount equal to one times his annual base salary.

Involuntary Termination. If our CEO’s employment with us is terminated by us for any reason other than death, incapacity or in connection with the closing of a Change of Control transaction, he is entitled to a lump-sum payment equal to the salary he would have received had he remained employed through the remainder of the then-existing term, the distribution of the funds in his grantor trust (including a final contribution determined as if he remained employed for three years following the termination of his employment), accelerated vesting of all outstanding equity awards, with stock options remaining exercisable for the remainder of their applicable terms, and a lump-sum severance amount equal to one times his annual base salary.

Change of Control. If a change of control occurs, our CEO will be entitled to the immediate vesting of all equity awards with any stock options remaining exercisable for the remainder of their applicable terms. In addition, if his employment terminates in connection with the closing of a Change of Control transaction, our CEO will be entitled to a lump-sum severance amount equal to one times his annual base salary. If our CEO’s employment is not terminated in connection with the closing of a Change of Control transaction, his employment agreement will remain in effect and upon a subsequent termination of employment he will be entitled to the payments and benefits set forth in his employment agreement. In the event of a dispute regarding the benefits payable to our CEO upon a change of control, we will pay or reimburse him for all related legal expenses.

Death. In the event of our CEO’s death, his designee will receive an amount equal to the salary that would have been due to him if he remained employed through the third anniversary of his death. In addition, our CEO’s designee will be entitled to the immediate vesting of all equity awards with any stock options remaining exercisable for the remainder of their applicable terms.

Incapacity. In the event of our CEO’s termination of employment due to his incapacity, he will receive an annual amount equal to two times the base salary that he would have received had he remained employed through the third anniversary of his termination of employment, payable in equal bi-monthly installments. In addition, our CEO will be entitled to the immediate vesting of all equity awards with any stock options remaining exercisable for the remainder of their applicable terms.

Michael B. Baughan. Mr. Michael B. Baughan, our President and Chief Operating Officer, or COO, is party to an employment agreement with us that was amended as of April 27, 2007. The agreement has a rolling three-year term so that the term extends through three years from any date as of which the term is being determined unless terminated earlier. Under the terms of the agreement, our COO will receive an annual salary of $514,000 per year (as of July 1, 2007), subject to adjustment from time to time by our Board of Directors, and he may receive an annual incentive bonus under our MIP at the discretion of our Board of Directors, which may not (except under special circumstances at the discretion of the Board of Directors) exceed 120% of his then current salary. Our COO is also entitled to an automobile allowance of $1,100 per month and may participate in all benefit plans, programs and arrangements generally made available to our executives. During the period from January 1, 2007 through June 30, 2007, Mr. Baughan’s annual base salary was $485,000.  Mr. Baughan’s base salary was adjusted to $514,000 on July 1, 2007, and he received a bonus of $400,000 for fiscal 2007.

General Provisions

Our agreement with Mr. Baughan provides that, beginning on April 27, 2007, we will make an annual retirement contribution to a rabbi trust established for his benefit in an amount equal to 50% of his average annual salary for the preceding three-year period. The retirement contributions will vest in full on April 26, 2012 provided that Mr. Baughan remains employed through this date. Vesting of the accrued retirement contributions will accelerate upon the termination of Mr. Baughan’s employment due to his death, incapacity or by us without cause. We fund these contributions into this rabbi trust on a quarterly basis in arrears. Changes in base salary are reflected in the quarterly contributions in the quarter following a change in base salary. Vested funds held in the trust will be distributed in a lump-sum to our COO or his beneficiary, as the case may be, as a result of a change of control (as defined under Section 409A of the Internal Revenue Code) or any other termination of his employment, as otherwise provided pursuant to the terms of the rabbi trust.

In the event that any payments or other benefits made to our COO are subject to excise tax as an “excess parachute payment” under the Internal Revenue Code, our COO will receive an excise tax “gross-up” payment. Similarly, the agreement provides our COO with a tax “gross-up” payment with respect to tax obligations under Section 409A of the Internal Revenue Code. Incidental costs and expenses incurred in respect of certain accounting tasks and procedures associated with these tax matters will be paid by us.

On April 27, 2007, we entered into a death benefit agreement with our COO that provides for the payment of a $1.5 million death benefit to his named beneficiary upon his death during or after his employment. We have fully funded this death benefit with a single payment whole life insurance policy.

Our COO is also party to the Company’s standard proprietary information and confidentiality agreement.

Specific Termination and Change of Control Provisions

Involuntary Termination. In the event our COO’s employment is terminated by us without cause (as defined in the employment agreement), he will receive a lump-sum severance amount equal to the salary he would have received had he remained employed through the remainder of his then-existing term. He will also be entitled to the immediate vesting of his accrued retirement benefits as described above. In addition, all outstanding equity awards will immediately vest with any stock options remaining exercisable for the remainder of their applicable terms.

Change of Control. If a change of control occurs (as defined under Section 409A of the Code), our COO will be entitled to the immediate vesting of all equity awards with any stock options remaining exercisable for the remainder of their applicable term. In addition, if, in connection with the change of control his employment is terminated by us without cause, our COO will be entitled to a lump-sum amount equal to three times his salary, accelerated vesting of his accrued retirement benefits as described above and two year’s continuation of his medical, dental and health benefits to the extent permitted under Section 409A of the Internal Revenue Code.

Death. In the event of our COO’s termination due to his death, his designee will receive a lump-sum payment equal to the salary that would have been due to him had he remained employed through the third anniversary of his death. Our COO’s designee will also receive accelerated vesting of his accrued retirement benefits as described above and accelerated vesting of all outstanding equity awards with any stock options remaining exercisable for the remainder of their applicable terms. In addition, our COO’s eligible dependents will receive two year’s continuation of his medical, dental and health benefits to the extent permitted under Section 409A of the Internal Revenue Code.

Incapacity. In the event of our COO’s termination due to his incapacity, he will receive the salary and automobile allowance that he would have received had he remained employed through the third anniversary of his termination. In addition, our COO and his eligible dependants will be entitled to receive, for two years following his termination due to his incapacity, continuation of medical, dental and health benefits to the extent permitted under Section 409A of the Internal Revenue Code. As a result of such a termination, our COO will also be entitled to accelerated vesting of his accrued retirement benefits as described above and accelerated vesting of all outstanding equity awards with any stock options remaining exercisable for the remainder of their applicable terms.

Resignation; Termination for Cause. If, at any time, our COO resigns his employment with us or his employment is terminated by us for cause he will not be entitled to any further compensation or benefits other than as set forth in any applicable plans, programs and arrangements.

Thomas P. McCaffrey. Mr. Thomas P. McCaffrey is party to an employment agreement with us, amended and restated as of April 27, 2007, pursuant to which he serves as our Senior Vice President and Chief Financial Officer, or CFO. The agreement has a rolling three-year term so that the term extends through three years from any date as of which the term is being determined unless terminated earlier. The agreement provides that our CFO will receive a base salary of $471,500 per year (as of July 1, 2007), subject to cost of living and other increases as determined from time to time by our Board of Directors. Our CFO is also entitled to participate in our MIP and to receive a discretionary annual cash incentive. Our CFO is also eligible to participate in all benefit plans (other than retirement plans) available to our executives and to receive an automobile allowance of $1,100 per month. During the period from January 1, 2007 through June 30, 2007, our CFO’s annual base salary was $445,000.  Mr. McCaffrey’s base salary was adjusted to $471,500 on July 1, 2007 and he received a bonus of $430,000 for fiscal 2007.

General Provisions

Our agreement with Mr. McCaffrey provides that we will make an annual retirement contribution to a grantor trust established for his benefit in an amount equal to one-half of his average annual salary for the preceding three year period. These contributions are taxed currently to our CFO and reported in the “All Other Compensation” column” of the Summary Compensation Table above. We fund these contributions less applicable personal income taxes, into this grantor trust on a quarterly basis in arrears. Changes in base salary are reflected in the quarterly contributions in the quarter following a change in base salary. Previously taxed and undistributed funds held in the trust will be distributed in a lump-sum to the executive or his beneficiary, as the case may be, as a result of a change of control (as defined in his employment agreement) or any other termination of his employment, as otherwise provided pursuant to the terms of this grantor trust.

In the event that any payments or other benefits made to him are subject to excise tax as an “excess parachute payment” under the Internal Revenue Code, our CFO will receive an excise tax “gross-up” payment. Similarly, the agreement provides him with a tax “gross-up” payment with respect to tax obligations under Section 409A of the Internal Revenue Code. Incidental costs and expenses incurred in respect of certain accounting tasks and procedures associated with these tax matters will be paid by us.

During 2005, we entered into a death benefit agreement with our CFO that provides for the payment of a $1 million death benefit to his named beneficiary upon his death during or after his employment. We have fully funded this death benefit with a single payment whole life insurance policy.

Specific Termination and Change of Control Provisions

In addition to the benefits described above, our CFO will be entitled to receive the following benefits and payments upon the occurrence of the following specified events:

Involuntary Termination. In the event our CFO’s employment is terminated by us without cause or by our CFO for good reason (as each term is defined in the employment agreement), other than in connection with the closing of a change of control transaction, he will receive a lump-sum severance amount equal to two times his annual salary, plus the salary he would have received had he remained employed through the then existing term of the agreement. He will also receive distribution of funds in his retirement trust (including a final contribution determined as if he continued employment for three years following the termination). As a result of such a termination, he will also be entitled to the immediate vesting of all equity awards with any stock options remaining exercisable for the remainder of their applicable terms.

Change of Control. If a change of control occurs, our CFO will be entitled to the immediate vesting of all equity awards with any stock options remaining exercisable for the remainder of their applicable term. In addition, if, in connection with the closing of a Change of Control transaction, our CFO’s employment is terminated by us without cause or by our CFO for good reason, our CFO will be entitled to a lump-sum amount equal to two times his annual base salary. If our CFO’s employment is not terminated in connection with the closing of a Change of Control transaction, his employment agreement will remain in effect and upon a subsequent termination of employment he will be entitled to the payments and benefits set forth in the agreement. In the event of a dispute regarding the benefits payable to our CFO upon a change of control, we will pay or reimburse him for all related legal expenses.

Death. In the event of our CFO’s termination due to his death, his designee will receive a lump-sum payment equal to the salary that would have been due to him had he remained employed through the third anniversary of his death. Our CFO’s eligible dependants will also be entitled to receive, for two years following his death, continuation of medical, dental and health benefits to the extent permitted under Section 409A of the Internal Revenue Code. In addition, our CFO will be entitled to the immediate vesting of all equity awards with any stock options remaining exercisable for the remainder of their applicable terms.

Incapacity. In the event of our CFO’s termination due to his incapacity, he will receive the salary and automobile allowance that he would have received had he remained employed through the third anniversary of his termination of employment, payable in equal bi-monthly installments. In addition, our CFO will be entitled to the immediate vesting of all equity awards with any stock options remaining exercisable for the remainder of their applicable terms. Our CFO and his eligible dependants will also be entitled to receive, for two years following his termination due to his incapacity, continuation of medical, dental and health benefits to the extent permitted under Section 409A of the Internal Revenue Code.

Retirement; Resignation Without Good Reason. If our CFO retires or resigns without good reason at any time he is entitled to a lump-sum severance payment equal to one times his annual base salary.

Termination for Cause. If, at any time, our CFO is terminated by us for cause, he will not be entitled to any further compensation and benefits other than as set forth in any applicable plans, programs or arrangements.

Wayne Exton. Mr. Exton is party to an employment agreement dated May 1, 2006 that is automatically renewed for additional one-year terms unless either we or Mr. Exton gives the other party at least 30 days’ written notice prior to the then-applicable expiration date. Under the terms of his employment agreement Mr. Exton receives an annual salary of $258,000 per year (as of January 1, 2007), subject to adjustment from time to time. He is also eligible to receive a discretionary incentive bonus under our MIP. Mr. Exton is entitled to an automobile allowance of $1,100 per month and may participate in all benefits plans, programs and arrangements generally made available to our executive officers. During the period from January 1, 2007 through June 30, 2007, Mr. Exton’s annual base salary was $258,000.  Mr. Exton’s base salary was adjusted to $275,000 on July 1, 2007 and he received a bonus of $175,000 for fiscal 2007.

Upon his death, Mr. Exton is entitled to an amount equal to the salary that he would have received had he remained employed through the remainder of the then-application term. In the event of the termination of Mr. Exton’s employment due to his incapacity, he will continue to receive his then current salary and benefits through the expiration date of the then-applicable term of the agreement, subject to mitigation from alternative employment. In addition, upon a termination of his employment due to death or disability, Mr. Exton will be entitled to the immediate vesting of all outstanding shares of restricted stock.

If we fail to extend the term of Mr. Exton’s employment for at least one year beyond the then-applicable expiration date at his then-current salary and otherwise at the same terms and conditions (other than a termination for cause), we must continue to pay Mr. Exton his salary and medical and dental benefits for a period equal to the lesser of 12 months and the date on which he accepts alternative employment. Upon a termination of Mr. Exton’s employment by us for cause or Mr. Exton’s resignation for any reason, he will not be entitled to any further compensation or benefits.

In the event that following a change of control, Mr. Exton resigns for good reason or we terminate his employment without cause, he will be entitled to receive a lump-sum payment equal to one times his base salary and continuation of his base salary and benefits for the then-remaining term of the agreement. In addition, upon a change of control, Mr. Exton will be entitled to the immediate vesting of all outstanding shares of restricted stock.

Werner Lieberherr. Mr. Lieberherr is party to an employment agreement dated July 5, 2006 that is automatically renewed for additional one-year terms unless either we or Mr. Lieberherr gives the other party at least 90 days’ written notice prior to the then-applicable expiration date. Under the terms of his employment agreement, Mr. Lieberherr receives an annual salary of $332,000 per year (as of January 1, 2007), subject to adjustment from time to time. He is also eligible to receive an annual discretionary incentive bonus under our MIP. Mr. Lieberherr is entitled to an automobile allowance of $1,100 per month and may participate in all benefits plans, programs and arrangements generally made available to our executive officers. During the period from January 1, 2007 through June 30, 2007, Mr. Lieberherr’s annual base salary was $332,000. Mr. Lieberherr’s base salary was adjusted to $400,000 on July 1, 2007 and he received a bonus of $250,000 for fiscal 2007. In all other respects the terms and conditions of Mr. Lieberherr’s employment agreement are substantially similar to those of Mr. Exton’s agreement.

Robert A. Marchetti. Mr. Marchetti is party to an employment agreement dated February 26, 2001 that is automatically renewed for additional one-year terms unless either we or Mr. Marchetti gives the other party at least 90 days’ written notice prior to the then-applicable expiration date. Under the terms of his employment agreement, Mr. Marchetti receives an annual salary of $309,000 per year (as of January 1, 2007), subject to adjustment from time to time. Mr. Marchetti is also eligible to receive a discretionary annual incentive bonus of up to 100% of his salary under our MIP. Mr. Marchetti is also entitled to an automobile allowance of $1,100 per month and may participate in all benefits plans, programs and arrangements generally made available to our executive officers. During the period from January 1, 2007 through June 30, 2007, Mr. Marchetti’s annual base salary was $309,000.  Mr. Marchetti’s base salary was adjusted to $327,500 on July 1, 2007 and he received a bonus of $327,500 for fiscal 2007. In all other respects the terms and conditions of Mr. Marchetti’s employment agreement are substantially similar to those of Mr. Exton’s agreement.

Potential Payments upon a Termination or Change of Control

The tables that follow summarize the potential compensation that would have been payable to each of our named executive officers as a result of a termination of the named executive officer’s employment or a change of control. The tables below assume that the named executive officer’s employment terminated on December 31, 2007 and, if applicable, that the change of control occurred during 2007. In addition, for purposes of the calculations, we assume that the fair market value of our common stock was $52.90 which was the closing price of our common stock as quoted on the NASDAQ National Market on December 31, 2007.

The tables below do not include the value of any vested and non-forfeitable payments or other benefits that the named executive officers would have been entitled to receive on December 31, 2007, regardless of whether a termination event occurred on such date (e.g., benefits the executive would have received even if he or she voluntarily resigned on December 31, 2007), including the following:

●	Defined Contribution Plans. Each of the named executive officer’s account balances under the 401(k) Plan, including any Company contributions, were fully vested as of December 31, 2007.

●
Vested Equity Awards. Once vested, options and restricted stock are not forfeitable. The number and fair market value of all options and shares of restricted stock that were vested as of December 31, 2007 are set forth above in the Outstanding Equity Awards at Fiscal Year End Table and the Option Exercises and Stock Vested Table.

●
Life Insurance. Each of the named executive officers is entitled to receive Company paid group term life insurance of one times his or her base salary. This plan is applicable to all of our employees on a nondiscriminatory basis.

●
Death Benefit Agreements. We have entered into death benefit agreements with each of Messrs. Khoury, Baughan and McCaffrey pursuant to which their designated beneficiary will receive a death benefit of $3,000,000, $1,500,000 and $1,000,000, respectively, upon their death at any time during employment or following the termination of their employment.  We have funded these amounts with a single payment whole life insurance policy.

●
Executive Medical Benefits. Pursuant to his employment agreement, Mr. Khoury and his spouse are entitled to receive medical benefits for the remainder of their lives regardless of the reason for termination of employment.

●
Consulting Arrangement. Pursuant to his employment agreement, Mr. Khoury has agreed to provide consulting services to us for a period of five years following his termination of employment for any reason. In consideration of these consulting services, we have agreed to pay Mr. Khoury certain fees and benefits, including continued vesting of all outstanding equity awards as detailed above under the heading “Employment, Severance and Change of Control Agreements."

The amounts shown in the table below represent summary estimates of the payments to be made upon each specified termination event and do not reflect any actual payments to be received by the named executive officers.

						Change of Control
Name	Compensation Element	Voluntary Resignation	Incapicity	Death	Involuntary Termination	Involuntary Termination Upon the Closing Date	Involuntary Termination (Assuming Payments are Subject to Section 280G)	Remain Employed Beyond 280G Period
Amin J. Khoury	Severance Payment	$1,001,200	$0	$0	$1,001,200	$1,001,200	$1,001,200	$0
	Lump-sum of Salary for Contract Term	0	6,007,200	3,003,600	3,003,600	0	3,003,600	0
	Accrued Cash Incentive Compensation	0	1,001,200	1,001,200	1,001,200	1,001,200	1,001,200	0
	Retirement Contribution	0	0	0	4,505,000	0	4,505,400	0
	Total Cash Payments	$1,001,200	$7,008,400	$4,004,800	$9,511,400	$2,002,400	$9,511,400	$0
	Acceleration of Unvested Equity Awards(a)	0	20,211,133	20,211,133	20,211,133	20,211,133	20,211,133	20,211,133
	Tax Gross-up	0	0	0	0	0	0	0
	TOTAL	$1,001,200	$27,219,533	$24,215,933	$29,722,533	$22,213,533	$29,722,533	$20,211,133

(a)    The value of the Awards based on a March 31, 2008 closing price of $34.95 was $13,353,102.

						Change of Control
Name	Compensation Element	Voluntary Resignation/ Termination for Cause	Incapacity	Death	Termination Without Cause	Resignation/ Remain Employed	Termination Without Cause
Michael B. Baughan	Lump-sum of Salary for Contract Term	$0	$1,542,000	$1,542,000	$1,542,000	$0	$1,542,000
	Accrued Cash Incentive Compensation	0	400,000	400,000	400,000	0	400,000
	Benefit Continuation	0	45,360	5,760	5,760	0	5,760
	Retirement Contribution	0	0	0	0	0	0
	Total Cash Payments	$0	$1,987,360	$1,947,760	$1,947,760	$0	$1,947,760
	Acceleration of Unvested Equity Awards(b)	0	1,929,792	1,929,792	1,929,792	1,929,792	1,929,792
	Tax Gross-up	0	0	0	0	0	0
	TOTAL	$0	$3,917,152	$3,877,552	$3,877,552	$1,929,792	$3,877,552

(b)    The value of the Awards based on a March 31, 2008 closing price of $34.95 was $1,274,976.

						Change of Control
Name	Compensation Element	Death or Incapacity	Resignation Without Good Reason/Retirement	Resignation With Good Reason/ Termination Without Cause	Termination for Cause	Involuntary Termination Upon the Closing Date	Involuntary Termination (Assuming Payments are Subject to Section 280G)	Remain Employed Beyond 280G Period
Thomas P. McCaffrey	Severance Payment	$0	$471,500	$943,000	$0	$943,000	$943,000	$0
	Lump Sum of Salary for Contract Term	1,414,500	0	1,414,500	0	0	1,414,500	0
	Accrued Cash Incentive Compensation	471,500	0	471,500	0	471,500	471,500	0
	Benefit Continuation	146,102	0	0	0	0	0	0
	Retirement Contribution	0	0	707,250	0	0	707,250	0
	Total Cash Payments	$2,032,102	$471,500	$3,536,250	$0	$1,414,500	$3,536,250	$0
	Acceleration of Unvested Equity Awards(c)	5,983,413	0	5,983,413	0	5,983,413	5,983,413	5,983,413
	Tax Gross-up	0	0	0	0	0	0	0
	TOTAL	$8,015,515	$471,500	$9,519,663	$0	$7,397,913	$9,519,663	$5,983,413

(c)    The value of the Awards based on a March 31, 2008 closing price of $34.95 was $3,953,125.

						Change of Control
Name	Compensation Element	Voluntary Resignation/ Termination for Cause	Incapacity	Death	Failure to Renew Agreement for at Least One Year	Termination Without Cause	Remain Employed
Wayne Exton	Severance Payment	$0	$0	$0	$275,000	$275,000	$0
	Lump Sum of Salary for Contract Term	0	90,411	90,411	0	90,411	0
	Accrued Cash Incentive Compensation	0	175,000	175,000	175,000	175,000	0
	Benefits for Contract Term	0	2,959	0	7,299	7,299	0
	Total Cash Payments	$0	$268,370	$265,411	$457,299	$547,710	$0
	Accelerated of Unvested Equity Awards(d)	0	1,074,505	1,074,505	0	1,074,505	1,074,505
	TOTAL	$0	$1,342,875	$1,339,916	$457,299	$1,622,215	$1,074,505

(d) The value of the Awards based on a March 31, 2008 closing price of $34.95 was $709,904.

						Change of Control
Name	Compensation Element	Voluntary Resignation/ Termination for Cause	Incapacity	Death	Failure to Renew Agreement for at Least One Year	Termination Without Cause	Remain Employed
Werner Lieberherr	Severance Payment	$0	$0	$0	$400,000	$400,000	$0
	Lump Sum of Salary for Contract Term	0	202,740	202,740	0	202,740	0
	Accrued Cash Incentive Compensation	0	250,000	250,000	250,000	250,000	0
	Benefits for Contract Term	0	11,513	0	514	11,513	0
	Total Cash Payments	$0	$464,253	$452,740	$650,514	$864,253	$0
	Acceleration of Unvested Equity Awards(e)	0	1,915,403	1,915,403	0	1,915,403	1,915,403
	TOTAL	$0	$2,379,656	$2,368,143	$650,514	$2,779,656	$1,915,403

(e) The value of the Awards based on a March 31, 2008 closing price of $34.95 was $1,265,470.

						Change of Control
Name	Compensation Element	Voluntary Resignation/ Termination for Cause	Incapacity	Death	Failure to Renew Agreement for at Least One Year	Termination Without Cause	Remain Employed
Robert Marchetti	Severance Payment	$0	$0	$0	$327,500	$327,500	$0
	Lump Sum of Salary for Contract Term	0	51,144	51,144	0	51,144	0
	Accrued Cash Incentive Compensation	0	327,500	327,500	327,500	327,500	0
	Benefits for Contract Term	0	2,439	0	15,619	4,501	0
	Total Cash Payments	$0	$381,083	$378,644	$670,619	$710,645	$0
	Acceleration of Unvested Equity Awards(f)	0	845,395	845,395	0	845,395	845,395
	TOTAL	$0	$1,226,478	$1,224,039	$670,619	$1,556,040	$845,395

(f) The value of the Awards based on a March 31, 2008 closing price of $34.95 was $558,536.

Compensation of Directors

Directors who are employees of the Company receive no additional compensation for serving on the Company’s Board of Directors. Directors who are not employees of the Company currently receive an annual retainer of $80,000. In addition, the chairs of our Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee also receive additional annual retainers of $10,000, $10,000 and $5,000, respectively. $50,000 of the $80,000 annual board retainer is paid in cash and the remaining $30,000 of the annual board retainer is paid in shares of our common stock. Up to 100% of the directors' cash and/or stock retainers may be deferred pursuant to our Non-Employee Directors Deferred Stock Plan (“Directors Plan”), as amended.  During 2007 our directors amended the Directors Plan to allow the deferral of up to 100% of their board retainers.  Previously 50% of board retainers and 50% of committee fees were deferred.  In connection with the implementation of this amendment, in March 2008 distributions of previously earned and deferred shares totaling 25,726, 25,435, and 24,818 shares were made to Messrs. Cowart, Hamermesh and Schofield, respectively.  The deferred cash compensation or shares of common stock are held in an account under the Directors Plan until the termination of the director’s service and are paid in a lump-sum or in up to five annual installments, as elected by the director. The directors are fully vested in the deferred shares at all times but have no rights as stockholders until distribution. In the event of a change of control (as defined in the plan), the share accounts under the plan will be distributed to the directors in a lump-sum.

In addition, each non-employee director receives $2,000 in cash for each committee meeting attended.

Non-employee directors receive an annual grant of restricted stock with a fair market value of $40,000. The grants are made pursuant to our 2005 Long-Term Incentive Plan and vest on each of the first, second, third and fourth anniversaries of the date of grant, provided the director remains in continuous service through the applicable vesting period.

We reimburse our non-employee directors for reasonable business and travel expenses incurred in connection with their service on the Board of Directors. In addition, non-employee directors are eligible to participate in our health and business travel accident insurance program. We do not provide our directors with any other perquisites or special benefits for their service on our Board.

Director compensation is determined by the Compensation Committee and approved by the entire Board of Directors. In 2007, we engaged an independent third-party consultant to review our non-employee directors’ compensation program to ensure that our program is competitive with current market practices and trends, is consistent with the principles of good governance and is aligned with the interests of our shareholders. We used the same compensation comparison group for both our executive officers’ market pay analysis and our non-employee directors’ review, as described below in our Compensation Discussion and Analysis. The review indicated that our non-employee directors’ total compensation was somewhat below that of our peer group. As a result of that review, and based on the Compensation Committee’s recommendation, the Board increased the retainer by $20,000 to the current $80,000 retainer.

Consulting Arrangement with Robert J. Khoury.  Effective January 1, 2006, upon his retirement as our President and Chief Executive Officer, Mr. Khoury entered into a consulting agreement with us pursuant to which he agreed to provide certain specified services to us during a six-year consulting period, including sales and marketing services, assistance in developing and implementing key customer strategies, advice and consultation regarding operational matters of the Company and maintenance of key customer relationships through periodic customer visits.  In consideration for the consulting services, Mr. Khoury receives a consulting fee of $263,300 per calendar year.  He is also entitled to an office, secretarial support and air travel in accordance with past practices under our travel policy.  The consulting agreement may not be amended, modified or terminated without the prior written consent of both parties.  If Mr. Khoury ceases to provide the consulting services as a result of his death or disability, he or his estate will be entitled to a lump-sum payment equal to the consulting fees payable through the remainder of the consulting period.  As a member of the Board, Mr. Khoury is also entitled to receive all compensation paid to our non-employee directors.

The following table summarizes the compensation paid to our non-employee directors in 2007.

Director Compensation Table

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($) (2)(3)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(g)	(h)
Charles L. Chadwell	43,000	7,527	—	50,527
Jim C. Cowart	48,000	17,311	—	65,311
Richard G. Hamermesh	43,000	17,311	—	60,311
David C. Hurley(5)	18,000	17,509	—	35,509
Robert J. Khoury	35,000	35,214(4)	361,291(4)	431,505
Jonathan M. Schofield	50,125	17,311	—	67,436
Arthur E. Wegner	43,000	7,527	—	50,527

(1)	Includes all cash retainers and meeting fees paid to our non-employee directors as described above.

(2)
The amounts reported in the “Stock Awards” column reflect the dollar amount, without reduction for risk of forfeiture, recognized for financial reporting purposes for the fiscal year ended December 31, 2007 of awards of restricted stock, calculated in accordance with the provisions of Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123R “Share Based Payment,” or SFAS 123R. The amount set forth may include expenses attributable to equity awards granted during and before 2007. Assumptions made in the calculation of these amounts are included in Note 12 to our audited financial statements for the fiscal year ended December 31, 2007 included in our annual report on Form 10-K filed with the Securities and Exchange Commission on February 20, 2008.

(3)
Each member of our Board of Directors as of March 31, 2007 received (i) an aggregate of 1,262 shares of restricted stock during 2007 which had a fair market value on the date of grant of $40,000, plus (ii) an aggregate number of shares of our common stock with a fair market value on the date of grant equal to ($30,000), plus (iii) as further discussed above, up to 100% of any retainers arising from their participation as a member of our Audit, Compensation or Nominating and Corporate Governance Committees.

As of December 31, 2007, the aggregate number of deferred shares, unvested restricted stock awards and unexercised stock options pursuant to our Non-Employee Director Deferred Stock Plan held by each non-employee director was as follows:

		Deferred Shares	Stock Awards (#)	Stock Options (#)
	Charles L. Chadwell	745	1,261	-0-
	Jim C. Cowart	25,726	2,456	-0-
	Richard G. Hamermesh	25,435	2,456	-0-
	Robert J. Khoury	2,045	2,455	-0-
	Jonathan M. Schofield	24,818	2,456	-0-
	Arthur E. Wegner	745	1,261	-0-

(4)
The amount reported for Mr. Robert J. Khoury for 2007 includes payments under a consulting agreement he entered into upon his retirement of $263,300; personal use of the Company aircraft of $75,246; and executive medical coverage of $22,745.  During 2007 Mr. Robert J. Khoury also received 1,592 shares of our common stock as compensation for his service as a director during 2006.  However, because the shares were not issued until 2007, no compensation expense was recorded in 2006 and instead compensation expense was recorded at the closing price on the date the shares were issued of $50.53 per share.  The aggregate incremental cost for the use of the Company aircraft for personal travel is calculated by multiplying the hourly variable cost rate for the aircraft by the hours used. The hourly variable cost rate includes costs such as fuel, oil, parking/landing fees, crew expenses and catering. The terms of our executive medical plan are set forth below in our Compensation Discussion and Analysis.

(5)	Mr. Hurley resigned from the Board of Directors effective April 27, 2007.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION

The Company maintains the following equity compensation plans under which the Company's common stock is authorized for issuance to employees and directors in exchange for services: 2005 Long-Term Incentive Plan, Amended and Restated 1989 Stock Option Plan, 1991 Directors' Stock Option Plan, United Kingdom 1992 Employee Share Option Scheme, 1996 Stock Option Plan, 2001 Stock Option Plan, 2001 Directors' Stock Option Plan, 1994 Employee Stock Purchase Plan and Non-Employee Directors Deferred Stock Plan. The United Kingdom 1992 Employee Share Option Scheme and the 1996 Stock Option Plan have not been approved by the Company's stockholders; the other plans have received the approval of the Company's stockholders. As of April 12, 2006, the 2005 Long-Term Incentive Plan is the only plan that is available for the issuance of future equity awards.

The following table provides aggregate information regarding the shares of common stock that may be issued upon the exercise of options, warrants and rights under all of the Company's equity compensation plans as of December 31, 2007.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)(1))
Equity Compensation Plans approved by security holders(2):	58,250	$15.39	1,722,319
Equity Compensation Plans not approved by security holders(3):	186,407	$9.84	0
Total	244,657	$11.16	1,722,319

(1)	Numbers in this column also include rights granted pursuant to the 1994 Employee Stock Purchase Plan and rights under the Non-Employee Directors Deferred Stock Plan.

(2)
Options were granted pursuant to the following plans: the 2005 Long-Term Incentive Plan, the Amended and Restated 1989 Stock Option Plan, the 1991 Directors’ Stock Option Plan, the 2001 Stock Option Plan and the 2001 Directors’ Stock Option Plan. The Company will not make any further awards under the 2001 Stock Option Plan, the 2001 Directors’ Stock Option Plan, the Amended and Restated 1989 Stock Option Plan or the 1991 Directors’ Stock Option Plan.

(3)	Options were granted pursuant to the following plans: United Kingdom 1992 Employee Share Option Scheme and the 1996 Stock Option Plan. The Company will not make any further awards under these plans.

Non-Stockholder Approved Plans. The material terms of the Company’s non-stockholder approved equity compensation plans are summarized below.

United Kingdom 1992 Employee Share Option Scheme. The Board of Directors adopted the United Kingdom 1992 Employee Share Option Scheme on July 15, 1992. The UK plan is a United Kingdom Inland Revenue approved plan that provides for the grant of share options to key employees of the Company and its subsidiaries in the United Kingdom.

The exercise price of the share options granted under the UK plan were determined by the Board of Directors and are equal to 100% of the fair market value of the Company’s common stock on the date of grant. Unless otherwise determined by the Board of Directors, share options vest as to 25% of the underlying shares on the date of grant and on each of the first, second and third anniversaries of the date of grant and expire on the tenth anniversary of the date of grant. Upon an optionee’s termination of employment with the Company or its subsidiaries for any reason other than death, sick leave, or an approved leave of absence, share options will lapse immediately. In addition, upon a change of control of the Company, share options will generally either (i) vest in full and remain exercisable for a period of fourteen days or (ii) be canceled and replaced with an option to purchase shares of the acquiring corporation with substantially the same terms. No further option grants will be made under the UK plan.

1996 Stock Option Plan. The Board of Directors adopted the 1996 Stock Option Plan on August 16, 1996. The plan provides for the grant of nonstatutory stock options to employees, consultants and advisers of the Company and its subsidiaries other than directors and executive officers. No further option grants will be made under the plan.

The exercise price of the options is determined by the Board of Directors but will not be less than 100% of the fair market value of the Company’s common stock on the date of grant. Unless otherwise determined by the Board of Directors, options vest as to 25% of the underlying shares on the date of grant and on each of the first, second and third anniversaries of the date of grant and expire on the tenth anniversary of the date of grant.

Upon an optionee’s termination of employment for any reason other than death or for cause, vested options will generally remain exercisable for three months and unvested options will be immediately forfeited. However, if the optionee has been an employee of the Company for at least 10 years at the time of termination, vested options will generally remain exercisable until the original expiration date. In addition, upon a change of control of the Company either (i) all outstanding options will become immediately exercisable at least 20 days prior to the change of control and will terminate upon the effective date of the change of control or (ii) the Board of Directors will provide for the assumption or replacement of the outstanding options by the surviving corporation resulting from the change of control. No further option grants may be made under the plan.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table and notes thereto set forth certain information with respect to the beneficial ownership of the Company’s common stock as of April 21, 2008, except as otherwise noted, by (i) each person who is known to us to beneficially own more than 5% of the outstanding shares of common stock of the Company; (ii) each of the Company’s Chief Executive Officer, Chief Operating Officer, Chief Financial Officer and the three other most highly paid executive officers in 2007; (iii) each of the Company’s directors; and (iv) all of the Company’s executive officers and directors as a group. Except as otherwise indicated, each of the stockholders named below has sole voting and investment power with respect to the shares of common stock beneficially owned:

	Common Stock Beneficially Owned
	Number of Shares		Percent of Outstanding Shares(1)
American Century Investment Management 4500 Main Street, 9th Floor Kansas City, MO 64111	8,747,423	(2)	9.4%
Amin J. Khoury+*	382,063		**
Thomas P. McCaffrey+	132,779	(3)	**
Jim C. Cowart*	121,944	(4)	**
Michael B. Baughan+	42,630	(5)	**
Jonathan M. Schofield*	55,021	(6)	**
Richard G. Hamermesh*	9,407	(7)	**
Werner Lieberherr+	36,444		**
Wayne Exton+	23,718		**
Robert A. Marchetti+	16,293	(8)	**
Robert J. Khoury*	11,265	(9)	**
Arthur E. Wegner*	7,375	(10)	**
Charles L. Chadwell*	3,467	(11)
All Directors and Executive Officers as a group (14 Persons)	899,925		1%

+	Named executive officer

*	Director of the Company

**	Less than 1 percent

(1)
The number of shares of our common stock deemed outstanding includes: (i) 93,075,108 shares of common stock outstanding as of April 21, 2008 and (ii) 2,000 shares of common stock subject to outstanding stock options which are currently exercisable by the named individual or group.

(2)
Based on information in the Schedule 13G, as of December 31, 2007, filed on February 12, 2008 by American Century Investment Management reported sole voting and sole dispositive power over shares. The Company has not attempted to independently verify any of the foregoing information, which is based solely upon the information contained in the Schedule 13G. The percent of outstanding shares set forth above is based on the number of our shares outstanding as of that date.

(3)	Includes 7,611 shares owned pursuant to the Company’s 401(k) Plan.

(4)	Includes 446 shares owned pursuant to the Company’s Non-Employee Directors Deferred Stock Plan.

(5)	Includes 108 shares owned pursuant to the Company’s 401(k) Plan.

(6)	Includes 223 shares owned pursuant to the Company’s Non-Employee Directors Deferred Stock Plan.

(7)	Includes 409 shares owned pursuant to the Company’s Non-Employee Directors Deferred Stock Plan.

(8)	Includes 312 shares owned pursuant to the Company’s 401(k) Plan.

(9)	Includes 2,268 shares owned pursuant to the Company’s Non-Employee Directors Deferred Stock Plan and 5,000 shares indirectly owned.

(10)	Includes 969 shares owned pursuant to the Company’s Non-Employee Directors Deferred Stock Plan.

(11)	Includes 1,062 shares owned pursuant to the Company’s Non-Employee Directors Deferred Stock Plan.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Policy and Procedures for the Review and Approval of Related Person Transactions

We have adopted a written policy pursuant to which our Audit Committee will be presented with a description of any related person transactions for them to consider for approval. The policy is designed to operate in conjunction with and as a supplement to the provisions of our Code of Business Conduct.

Under the policy, our Law Department will review all proposed transactions presented to or identified by it involving a related person and in which the Company is a participant and in which the amount exceeded $120,000. The Law Department will present to the Audit Committee for approval any transaction at or above this dollar amount in which the related person may have a direct or indirect material interest. In determining whether to approve or ratify a related person transaction, the Audit Committee will consider the following: (1) whether the transaction was the product of fair dealing, which factors include the timing, initiation, structure and negotiations of the transaction, and whether the related person’s interest in such transaction was disclosed to the Company, (2) the terms of the transaction and whether similar terms would have been obtained from an arm’s length transaction with a third party and (3) the availability of other sources for comparable products or services. The policy also identifies certain types of transactions that our Board has identified as not involving a direct or indirect material interest and are therefore, not considered related person transactions for purposes of the policy.

The policy requires that our Law Department implement certain procedures for the purpose of obtaining information with respect to related person transactions. These procedures include, among other things, (1) informing, on a periodic basis, our directors, nominees for director and executive officers of the requirement for presenting possible related party transactions to the Law Department for review and (2) reviewing questionnaires completed by directors, nominees for director and executive officers designed to elicit information about possible related person transactions.

Certain Relationships and Related Transactions

There are no reportable transactions pursuant to this requirement.

Director Independence

The Board of Directors has determined that Messrs. Chadwell, Cowart, Hamermesh, Schofield and Wegner are independent under NASDAQ rules.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

AUDIT MATTERS

Deloitte & Touche LLP has audited the financial statements of the Company for the fiscal year ending December 31, 2007.

When considering Deloitte & Touche LLP’s independence, the Audit Committee of the Company’s Board of Directors considered whether its provision of services to the Company beyond those rendered in connection with its audit and review of the Company’s consolidated financial statements was compatible with maintaining its independence and has determined that such services do not interfere with that firm’s independence in the conduct of its auditing function. The Audit Committee of the Company’s Board of Directors also reviewed, among other things, the amount of fees paid to Deloitte & Touche LLP for audit and non-audit services.

Principal Accountant Fees and Services

The following table sets forth by category of service the total fees for services performed by Deloitte & Touche LLP during the fiscal years ended December 31, 2007 and December 31, 2006.

	2007	2006
Audit Fees	$2,798,868	$2,487,390
Audit Related Fees	13,500	327,419
Tax Fees	1,285,636	553,416
All Other Fees	3,577	—
Total	$4,101,581	$3,368,225

Audit Fees

Audit fees in 2007 and 2006 include aggregate fees, including expenses, billed by Deloitte & Touche LLP in connection with the annual audit and the audit of internal controls over financial reporting (Sarbanes Oxley Act Section 404), the reviews of the Company’s quarterly reports on Form 10-Q, statutory audits required for the Company’s subsidiaries and services provided in connection with filing registration statements with the Securities and Exchange Commission.

Audit Related Fees

Audit related fees in 2007 and 2006 consist of the aggregate fees, including expenses, billed by Deloitte & Touche LLP in connection with employee benefit plan audits and due diligence services in connection with an acquisition.

Tax Fees

Tax fees in 2007 and 2006 consist of the aggregate fees, including expenses, billed by Deloitte & Touche LLP in connection with services for tax compliance, tax planning, tax advice and tax audit assistance.

All Other Fees

All other fees in 2007 consist of fees related to work to support the Company’s grant application in Ireland.  We did not pay any fees to Deloitte & Touche LLP in 2006 other than those described above.

Pre-Approval Policies and Procedures

The Compensation Committee approves all audit, audit related services, tax services and other services provided by Deloitte & Touche LLP. Any services provided by Deloitte & Touche LLP that are not specifically included within the scope of the audit must be pre-approved by the Compensation Committee in advance of any engagement. Under the Sarbanes Oxley Act of 2002, Compensation Committees are permitted to approve certain fees for audit related services, tax services and other services pursuant to a de minimis exception prior to the completion of an audit engagement. In 2007, none of the fees paid to Deloitte & Touche LLP were approved pursuant to the de minimis exception.

In making its recommendation to appoint Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2007, the Audit Committee has considered whether the services provided by Deloitte & Touche LLP are compatible with maintaining the independence of Deloitte & Touche LLP and has determined that such services do not interfere with that firm’s independence in the conduct of its auditing function.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of report on Form 10-K/A

3. Exhibits – The exhibits listed in the following “Index to Exhibits” are filed with this Form 10-K/A or incorporated by reference as set forth below.

(b)	The exhibits listed in the “Index to Exhibits” below are filed with this Form 10-K/A or incorporated by reference as set forth below.

(c)	Financial Statement Schedules – None.

INDEX TO EXHIBITS

Exhibit
Number                                                        Description

Exhibit 31 Rule 13a-14(a)/15d-14(a) Certifications

31.3 Certification of Chief Executive Officer*

31.4 Certification of Chief Financial Officer*
_________________
* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BE AEROSPACE, INC.

	By:	/s/ Amin J. Khoury
Amin J. Khoury
Chairman and Chief Executive Officer

Date: May 2, 2008