Form 10-Q
period 2008-03-31
BE AEROSPACE INC
filed 2008-05-08
CIK 861361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For The Quarterly Period Ended March 31, 2008

Commission File No. 0-18348

BE AEROSPACE, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	06-1209796
(State of Incorporation)	(I.R.S. Employer Identification No.)

1400 Corporate Center Way
Wellington, Florida  33414
(Address of principal executive offices)

(561) 791-5000
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES[X] NO[ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act: Large accelerated filer [X]   Accelerated filer [  ]  Non-accelerated filer (do not check if a smaller reporting company) [  ] Smaller reporting company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ]  NO [X]

The registrant has one class of common stock, $0.01 par value, of which 93,075,758 shares were outstanding as of May 2, 2008.

BE AEROSPACE, INC.

Form 10-Q for the Quarter Ended March 31, 2008

PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BE AEROSPACE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Dollars in Millions, Except Share Data)
	March 31,	December 31,
	2008	2007

ASSETS

Current assets:
Cash and cash equivalents	$40.4	$81.6
Accounts receivable – trade, less allowance for doubtful
accounts ($4.9 at March 31, 2008 and $4.5 at
December 31, 2007)	280.1	218.0
Inventories, net	684.4	636.3
Deferred income taxes, net	41.0	62.4
Other current assets	18.3	21.7
Total current assets	1,064.2	1,020.0

Property and equipment, net of accumulated depreciation
($164.4 at March 31, 2008 and $158.6 at December 31, 2007)	118.4	116.4
Goodwill	473.8	467.2
Identifiable intangible assets, net of accumulated amortization
($113.6 at March 31, 2008 and $109.7 at December 31, 2007)	141.9	142.2
Other assets, net	27.2	26.2
	$1,825.5	$1,772.0

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$184.3	$192.1
Accrued liabilities	109.2	114.7
Current maturities of long-term debt	1.5	1.6
Total current liabilities	295.0	308.4

Long-term debt, net of current maturities	150.2	150.3
Deferred income taxes, net	35.5	34.9
Other non-current liabilities	21.3	20.3

Commitments, contingencies and off-balance sheet
arrangements (Note 7)
Stockholders' equity:
Preferred stock, $0.01 par value; 1.0 million shares
authorized; no shares outstanding	--	--
Common stock, $0.01 par value; 200.0 million shares
authorized; 93.1 million (March 31, 2008) and
93.1 million (December 31, 2007) shares issued
and outstanding	0.9	0.9
Additional paid-in capital	1,328.0	1,324.3
Accumulated deficit	(41.2)	(89.7)
Accumulated other comprehensive income	35.8	22.6
Total stockholders' equity	1,323.5	1,258.1
	$1,825.5	$1,772.0

See accompanying notes to condensed consolidated financial statements.

BE AEROSPACE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
(In Millions, Except Per Share Data)

	THREE MONTHS ENDED
	March 31,	March 31,
	2008	2007

Net sales	$473.2	$387.8
Cost of sales	304.1	253.5
Selling, general and administrative	56.3	50.7
Research, development and
engineering	35.4	27.2

Operating earnings	77.4	56.4

Operating earnings percentage	16.4%	14.5%

Interest expense, net	2.8	10.6

Earnings before income taxes	74.6	45.8

Income taxes	26.1	13.7

Net earnings	$48.5	$32.1

Net earnings per common share:

Basic	$0.53	$0.41
Diluted	$0.53	$0.40

Weighted average common shares:

Basic	91.6	78.9
Diluted	92.0	79.5

See accompanying notes to condensed consolidated financial statements.

BE AEROSPACE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in Millions)

	THREE MONTHS ENDED
	March 31,	March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$48.5	$32.1
Adjustments to reconcile net earnings to net cash flows used in operating activities:
Depreciation and amortization	9.1	8.1
Provision for doubtful accounts	0.4	0.8
Non-cash compensation	3.7	2.4
Deferred income taxes	21.9	9.8
Changes in operating assets and liabilities:
Accounts receivable	(60.2)	(24.8)
Inventories	(46.2)	(58.6)
Other current assets and other assets	2.1	(2.4)
Payables, accruals and other liabilities	(14.2)	15.9
Net cash used in operating activities	(34.9)	(16.7)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(8.5)	(8.0)
Net cash used in investing activities	(8.5)	(8.0)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock issued	0.2	373.4
Principal payments on long-term debt	(0.2)	(0.7)
Borrowings on line of credit	22.0	30.0
Repayments on line of credit	(22.0)	(30.0)
Net cash provided by financing activities	0.0	372.7

Effect of foreign exchange rate changes on cash and cash equivalents	2.2	0.1

Net (decrease) increase in cash and cash equivalents	(41.2)	348.1

Cash and cash equivalents, beginning of period	81.6	65.0

Cash and cash equivalents, end of period	$40.4	$413.1

Supplemental disclosures of cash flow information:
Cash paid during period for:
Interest, net	2.6	5.3
Income taxes, net	2.6	2.3

See accompanying notes to condensed consolidated financial statements.

BE AEROSPACE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited - Dollars In Millions, Except Share and Per Share Data)

Note 1.                  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  All adjustments which, in the opinion of management, are considered necessary for a fair presentation of the results of operations for the periods shown, are of a normal recurring nature and have been reflected in the condensed consolidated financial statements.  The results of operations for the periods presented are not necessarily indicative of the results expected for the full fiscal year or for any future period.  The information included in these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the BE Aerospace, Inc. (the “Company” or "B/E") Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts and related disclosures.  Actual results could differ from those estimates.

Note 2.	New Accounting Standards

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157).  SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements.  The adoption of SFAS 157 did not have a material impact on the Company’s financial condition and results of operations.  For additional information on the fair value of certain financial assets and liabilities, see Note 6, “Fair Value Measurements”.

Fair Value Option: In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115,” which permits an entity to measure certain financial assets and financial liabilities at fair value, with unrealized gains and losses reported in earnings at each subsequent measurement date.  The fair value option may be elected on an instrument-by-instrument basis, as long as it is applied to the instrument in its entirety.  The fair value option election is irrevocable, unless an event specified in SFAS No. 159 occurs that results in a new election date.  This statement is effective for fiscal years beginning after November 15, 2007.  The Company adopted SFAS No. 159 as of January 1, 2008 and has elected not to measure any additional financial instruments and other items at fair value.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (FAS 141R)) and No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (FAS 160)”.  FAS 141(R) will change how business acquisitions are accounted for and FAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity.  FAS 141(R) and FAS 160 are effective for fiscal years beginning on or after December 15, 2008 (January 1, 2009 for the Company).  The adoption of FAS 141(R) and FAS 160 will not have a material impact on the Company’s consolidated financial statements.

Note 3.                  Inventories

Inventories are stated at the lower of cost or market. Cost is determined using FIFO or the weighted average cost method.  Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs. In accordance with industry practice, costs in inventory include amounts relating to long-term contracts with long production cycles and inventory items with long procurement cycles, some of which are not expected to be realized within one year.  Inventories consist of the following:

	March 31, 2008	December 31, 2007
Purchased materials and component parts	$148.0	$132.2
Work-in-process	44.5	37.7
Finished goods (primarily aftermarket fasteners)	491.9	466.4
	$684.4	$636.3

Note 4.                  Goodwill and Intangible Assets

In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets”, the Company has completed the fair value analysis for goodwill and other intangible assets as of December 31, 2007, and concluded that no impairment existed.  As of March 31, 2008, the Company believed that no indicators of impairment existed.  Amortization expense on identifiable intangible assets was approximately $2.7 for each of the three month periods ended March 31, 2008 and 2007.  The Company expects to report amortization expense of approximately $12 to $13 in each of the next five fiscal years.

Note 5.                  Long-Term Debt

In July 2006 and, as amended and restated on August 24, 2006, the Company entered into a senior secured credit facility (the “Senior Secured Credit Facility”), consisting of a $200.0 revolving credit facility and a $300.0 term loan.  The revolving credit facility terminates on August 24, 2011 and the term loan terminates on August 24, 2012.  The Senior Secured Credit Facility provides for the ability of the Company to add additional term loans in the amount of up to $75.0 upon satisfaction of certain customary conditions, including commitments from lenders.

At March 31, 2008, long-term debt consisted principally of $150 term loan borrowings under the Senior Secured Credit Facility.  There were no borrowings outstanding on the revolving credit facility of the Senior Secured Credit Facility at March 31, 2008.

Term loan borrowings under the Senior Secured Credit Facility bear interest at an annual rate equal to LIBOR plus 175 basis points (5.71% at March 31, 2008).  Revolving credit borrowings under the Senior Secured Credit Facility, if any, would bear interest at an annual rate equal to, at the Company’s option, LIBOR plus 125 basis points or Prime plus 25 basis points.

The Senior Secured Credit Facility contains an interest coverage ratio (as defined therein) maintenance financial covenant that currently must be maintained at a level greater than 2.50 to 1 through maturity of the term loan.  The Senior Secured Credit Facility also contains a total leverage ratio covenant (as defined therein) which limits net debt to a 4.00 to 1 multiple of EBITDA (as defined therein) through maturity.  The Senior Secured Credit Facility is collateralized by substantially all of the Company’s assets and contains customary affirmative covenants, negative covenants and conditions precedent for borrowings, all of which were met as of March 31, 2008.

Note 6.	Fair Value Measurements

             As described in Note 2, “New Accounting Standards”, the Company adopted SFAS 157 effective January 1, 2008.  SFAS 157 defines fair value as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  SFAS 157 also describes three levels of inputs that may be used to measure fair value:

Level 1 – quoted prices in active markets for identical assets and liabilities.

Level 2 – observable inputs other than quoted prices in active markets for identical assets and liabilities.

Level 3 – unobservable inputs in which there is little or no market data available, which require the reporting entity to develop its own assumptions.

The only assets or liabilities to which SFAS 157 applies are cash and cash equivalents; there was no difference between fair value of such assets and historical cost basis set forth in the March 31, 2008 balance sheet.

Note 7.                  Commitments, Contingencies and Off-Balance Sheet Arrangements

Lease Commitments — The Company finances its use of certain facilities and equipment under committed lease arrangements provided by various institutions.  Since the terms of these arrangements meet the accounting definition of operating lease arrangements, the aggregate sum of future minimum lease payments is not reflected on the condensed consolidated balance sheet.  At March 31, 2008, future minimum lease payments under these arrangements totaled approximately $118.2; the majority of which related to the long-term real estate leases.

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

Product Warranty Costs – Estimated costs related to product warranties are accrued at the time products are sold. In estimating its future warranty obligations, the Company considers various relevant factors, including the Company's stated warranty policies and practices, the historical frequency of claims and the cost to replace or repair its products under warranty. The following table provides a reconciliation of the activity related to the Company's accrued warranty expense:

	THREE MONTHS ENDED
	March 31,	March 31,
	2008	2007
Beginning balance	$20.6	$18.4
Accruals for warranties issued
during the period	6.8	4.9
Settlements made	(7.0)	(1.1)
Other	--	(0.8)
Ending balance	$20.4	$21.4

Note 8.                  Accounting for Stock-Based Compensation

The Company has a Long Term Incentive Plan (“LTIP”) under which the Company’s Compensation Committee may grant stock options, stock appreciation rights, restricted stock, restricted stock units or other forms of equity based or equity related awards.

During the three month periods ended March 31, 2008 and 2007, the Company granted 21,592 and 19,796 shares, respectively, of restricted stock with an average fair market value at the date of grant of $38.90 and $30.56, respectively.  Compensation cost is being recognized on a straight-line basis over the four-year vesting period of the shares.  Share-based compensation of $3.5 and $2.4 was recognized during the three month periods ended March 31, 2008 and 2007 related to these share grants and restricted shares granted in prior periods.  Unrecognized compensation expense related to share grants, including the estimated impact of any future forfeitures, was $38.0 at March 31, 2008.

No compensation cost was recognized for stock options during the three month periods ended March 31, 2008 and 2007 since no options were granted or vested during either period.

The Company has established a qualified Employee Stock Purchase Plan which allows qualified employees (as defined in the Employee Stock Purchase Plan) to purchase shares of the Company's common stock at a price equal to 85% of the closing price at the end of each semi-annual stock purchase period.  Compensation cost for this plan of $0.2 and $0.1 was recognized during the fiscal quarters ended March 31, 2008 and 2007, respectively.

Note 9.	Segment Reporting

The Company is organized based on the products and services it offers.  The Company’s reportable segments are comprised of: Distribution, Interior Systems, Seating, Business Jet and Engineering Services.

The Company evaluates segment performance based on segment operating earnings or loss. Each segment reports its results of operations and makes requests for capital expenditures and acquisition funding to the Company’s chief operational decision-making group. This group is presently comprised of the Chairman and Chief Executive Officer, the President and Chief Operating Officer, and the Senior Vice President, Chief Financial Officer and Treasurer. Each operating segment has separate management teams and infrastructures dedicated to providing a full range of products and services to their customers.

The following table presents net sales and operating earnings by business segment:

	THREE MONTHS ENDED
	March 31,	March 31,
	2008	2007
Net sales
Distribution	$122.0	$96.9
Interior Systems	93.2	81.1
Seating	150.9	144.4
Business Jet	72.7	44.1
Engineering Services	34.4	21.3
	$473.2	$387.8
Operating earnings (1)
Distribution	$35.3	$19.7
Interior Systems	18.4	14.6
Seating	15.5	16.9
Business Jet	10.6	4.4
Engineering Services	(2.4)	0.8
	77.4	56.4
Interest expense	2.8	10.6
Earnings before income taxes	$74.6	$45.8

(1)  Operating earnings includes an allocation of corporate general and administrative and employee benefits costs based on the proportion of each segments’ number of sales and employees, respectively.

The following table presents capital expenditures by business segment:

	THREE MONTHS ENDED
	March 31,	March 31,
	2008	2007
Capital Expenditures
Distribution	$1.1	$1.6
Interior Systems	2.6	2.4
Seating	3.6	2.1
Business Jet	0.5	1.3
Engineering Services	0.7	0.6
	$8.5	$8.0

The following tables present total assets by business segment:

	March 31,	December 31,
	2008	2007
Total Assets (1)
Distribution	$595.8	$575.2
Interior Systems	428.9	415.3
Seating	358.2	357.9
Business Jet	265.6	256.4
Engineering Services	177.0	167.2
	$1,825.5	$1,772.0

(1)	Corporate assets of $96.1 and $139.2 at March 31, 2008 and December 31, 2007, respectively, have been allocated to the above segments based on each segment’s respective percentage of total assets.

Note 10.	Net Earnings Per Common Share

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

	THREE MONTHS ENDED
	March 31,	March 31,
	2008	2007
Net earnings	$48.5	$32.1
Basic weighted average common shares (in millions)	91.6	78.9
Effect of dilutive stock options and
employee stock puchase plan shares (in millions)	0.1	0.4
Effect of restricted shares issued (in millions)	0.3	0.2
Diluted weighted average common shares (in millions)	92.0	79.5

Basic net earnings per share	$0.53	$0.41
Diluted net earnings per share	$0.53	$0.40

Note 11.                Comprehensive Earnings

Comprehensive earnings is defined as all changes in a company's net assets except changes resulting from transactions with shareholders. It differs from net earnings in that certain items currently recorded to equity would be a part of comprehensive earnings.

The following table sets forth the computation of comprehensive earnings for the periods presented:

	THREE MONTHS ENDED
	March 31,	March 31,
	2008	2007
Net earnings	$48.5	$32.1
Other comprehensive earnings:
Foreign exchange translation adjustment and other	13.2	2.5
Comprehensive earnings	$61.7	$34.6

Note 12.                Accounting for Uncertainty in Income Taxes

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), on January 1, 2007.  Upon adoption, the liability for unrecognized tax benefits at January 1, 2007 was $4.9, which was accounted for as a $2.3 increase to accumulated deficit, a $2.3 increase in long term deferred tax assets, and a $0.3 reduction in income taxes payable.  The net amount of these unrecognized tax benefits, if recognized, would affect the Company’s effective tax rate.

The Company’s tax expense during the three month period ended March 31, 2008 reflects approximately $0.4 of tax benefits associated with non-recurring tax planning initiatives that were finalized during the first quarter of 2008.

The Company is not currently undergoing any income tax examinations in the U.S. federal or state jurisdictions in which the Company operates.  The Company is currently undergoing an income tax audit in one of its non-U.S. jurisdictions.  With minor exceptions, the Company is currently open to audit by the tax authorities for the tax years ending December 31, 2003 through December 31, 2007.

The Company classifies interest and penalties related to income taxes as income tax expense.  The amount included in the Company’s liability for unrecognized tax benefits for interest and penalties as of the date of adoption of FIN 48 was under $1.0 and this amount did not materially change as of March 31, 2008.

BE AEROSPACE, INC.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(Dollars In Millions, Except As Noted And Per Share Data)

OVERVIEW

The following discussion and analysis addresses the results of our operations for the three months ended March 31, 2008, as compared to our results of operations for the three months ended March 31, 2007. In addition, the discussion and analysis addresses our liquidity, financial condition and other matters for these periods.

Based on our experience in the industry, we believe that we are the world’s largest manufacturer of cabin interior products for commercial aircraft and for business jets and the leading aftermarket distributor of aerospace fasteners. We sell our manufactured products directly to virtually all of the world’s major airlines and airframe manufacturers and a wide variety of business jet customers. In addition, based on our experience, we believe that we have achieved leading global market positions in each of our major product categories, which include:

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

We conduct our operations through strategic business units that have been aggregated under five reportable segments: Distribution, Interior Systems, Seating, Business Jet and Engineering Services.

Net sales by reportable segment for the three month periods ended March 31, 2008 and March 31, 2007 were as follows:

	THREE MONTHS ENDED
	March 31, 2008		March 31, 2007
	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Distribution	$122.0	25.8%	$96.9	25.0%
Interior Systems	93.2	19.7%	81.1	20.9%
Seating	150.9	31.9%	144.4	37.2%
Business Jet	72.7	15.3%	44.1	11.4%
Engineering Services	34.4	7.3%	21.3	5.5%
	$473.2	100.0%	$387.8	100.0%

Net sales by geographic area (based on destination) for the three month periods ended March 31, 2008 and March 31, 2007 were as follows:

	THREE MONTHS ENDED
	March 31, 2008		March 31, 2007
	Net	% of	Net	% of
	Sales	Net Sales	Sales	Net Sales
United States	$217.8	46.0%	$170.4	43.9%
Europe	108.3	22.9%	128.0	33.0%
Asia, Pacific Rim,
Middle East and
Other	147.1	31.1%	89.4	23.1%
	$473.2	100.0%	$387.8	100.0%

Net sales from our domestic and foreign operations for the three month periods ended March 31, 2008 and March 31, 2007 were as follows:

	THREE MONTHS ENDED
	March 31, 2008	March 31, 2007
Domestic	$318.3	$245.9
Foreign	154.9	141.9
Total	$473.2	$387.8

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

We also believe in providing our businesses with the tools required to remain competitive. In that regard, we have invested, and intend to continue to invest, in property and equipment that enhances our productivity. Over the past three years, annual capital expenditures ranged from $17 - $32. Taking into consideration our record backlog, targeted capacity utilization levels, recent capital expenditure investments and current industry conditions, we anticipate capital expenditures of approximately $45 over the next twelve months.

International airline competition for higher margin international travelers and improving worldwide industry conditions have resulted in strong demand for our products and services, as demonstrated by bookings of approximately $600 during the first quarter of fiscal 2008.  At March 31, 2008, backlog was approximately $2.3 billion which represents an increase of approximately 25% compared to our backlog at March 31, 2007.  We expect continuing strong demand for the next several years.  As worldwide air traffic grows and airlines add capacity and upgrade the cabin interiors of existing active aircraft, we expect our aftermarket activities to continue to grow. According to IATA, during the year ended December 31, 2007, the global airline industry expanded airline capacity by approximately 6.2% in response to an approximately 7.4% increase in global air traffic. In addition, as a result of the severity of the post-September 11, 2001 downturn, many carriers, particularly in the United States, have deferred interior refurbishments for a number of years. The major U.S. carriers have just begun the process of upgrading their international fleets and we believe there are substantial additional growth opportunities with domestic airlines for retrofit programs, particularly for the twin-aisle aircraft that service international routes. Current pending industry consolidation and anticipated future consolidation is likely to strengthen the global industry as a whole and could serve as a catalyst for our business.

THREE MONTHS ENDED MARCH 31, 2008,
AS COMPARED TO THREE MONTHS ENDED MARCH 31, 2007
(All Dollar Amounts in Millions Except Per Share Data)

The following is a summary of net sales by segment:

	NET SALES
	Three months ended March 31,
	($ in millions)
	2008	2007	Percent Change

Distribution	$122.0	$96.9	25.9%
Interior Systems	93.2	81.1	14.9%
Seating	150.9	144.4	4.5%
Business Jet	72.7	44.1	64.9%
Engineering Services	34.4	21.3	61.5%
Total	$473.2	$387.8	22.0%

Net sales for the three months ended March 31, 2008 were $473.2, an increase of $85.4, or 22.0% as compared to the prior year.

The distribution segment revenue growth rate of 25.9% reflects the significant 2006 and 2007 investments in product line expansion, the broad-based increase in aftermarket demand for aerospace fasteners and continued market share gains.

The interior systems segment revenue growth rate of 14.9% reflects both higher aftermarket demand as well as a higher level of new aircraft deliveries.  Seating segment revenue growth of 4.5% was consistent with scheduled initial deliveries of major new programs which have now begun.  Seating segment revenues are expected to be significantly higher in the second, third and fourth quarters of 2008.

Business jet segment revenues increased by 64.9%, reflecting strong demand for business jet products and more normalized shipments of super first class products on new programs begun in 2007.

The engineering services segment revenue growth was 61.5%, reflecting the ramp-up of initial shipments on new programs.

    Cost of sales for the current period were $304.1, or 64.3% of net sales, as compared to $253.5, or 65.4% of net sales in the prior year.  The 110 basis point improvement in the current year is due to significant margin expansion at our interior systems, business jet and distribution segments, which was partially offset by learning curve and start-up costs at our seating and engineering services segments.

Selling, general and administrative expenses were $56.3, or 11.9% of net sales, as compared to $50.7, or 13.1% of sales in the prior year.  The $5.6 year over year increase reflects the higher level of selling, marketing and product support costs ($0.9); commissions, compensation and benefits ($0.9) and legal and professional fees ($1.3) to support the 22.0% increase in revenues and the approximately 25% increase in backlog. The 120 basis point decline in selling, general and administrative spending as a percentage of sales is due to operating leverage at the higher sales volume.

Research, development and engineering expenses were $35.4, or 7.5% of net sales, as compared to $27.2, or 7.0% of net sales in the prior year.  The $8.2 increase in spending was primarily due to a high level of certification activities associated with new products, including products for the new Boeing 787 Dreamliner aircraft and A350 XWB aircraft, as well as new product spending for new business jet aircraft type launches (Cessna wide body, Gulfstream 650, Dassault Falcon 7X and Embraer MSJ and MLJ) and the super first class suite of products.  Research, development and engineering expenses are expected to moderate over the next several quarters and to decrease as a percentage of sales for the full year 2008.

Operating earnings for the current period were $77.4, or 16.4% of net sales and increased by $21.0 or 37.2% on the 22.0% increase in net sales.  The 37.2% growth in operating earnings as compared to the first quarter of last year was driven by the 22.0% increase in revenues and a 190 basis point expansion in operating margin.  Revenue growth was driven by robust market conditions and market share gains.  The 16.4% operating margin, primarily reflects excellent margin expansion in the distribution, interior systems and business jet segments.  The 190 basis point margin improvement was achieved in spite of start-up and learning curve costs on new programs in the seating and engineering services segments.  Margin expansion in the seating and engineering services segments is expected to drive further corporate consolidated margin improvement in the second half of the year.

Interest expense for the three month period of $2.8 was $7.8 lower than the interest expense in the same period in the prior year, primarily due to the prepayment of $350 of long-term debt from the proceeds of a common stock offering during 2007.

Earnings before income taxes for the three months ended March 31, 2008 of $74.6 increased by $28.8 or 62.9%, as compared to the same period in the prior year as a result of the $21.0, or 37.2% increase in operating earnings and a $7.8, or 73.6% reduction in interest expense.

Income taxes were $26.1 or 35.0% of earnings before income taxes for the current quarter as compared to $13.7 or 30% of earnings before income taxes in the first quarter of 2007.

Net earnings for the first quarter were $48.5, or $0.53 per diluted share, as compared with net earnings of $32.1, or $0.40 per diluted share, in the first quarter of 2007. Net earnings increased by $16.4, or 51.1%, as compared with the first quarter of the prior year.  First quarter 2008 earnings per diluted share increased by 32.5%, or $0.13 per diluted share, as compared with the same period in the prior year, despite a 500 basis point increase in the effective tax rate and a 16% increase in the number of weighted average shares outstanding in the 2008 period.

The following is a summary of operating earnings by segment:

	OPERATING EARNINGS
	Three months ended March 31,
	($ in millions)
	2008	2007	Percent Change

Distribution	$35.3	$19.7	79.2%
Interior Systems	18.4	14.6	26.0%
Seating	15.5	16.9	(8.3)%
Business Jet	10.6	4.4	140.9%
Engineering Services	(2.4)	0.8	NM
Total	$77.4	$56.4	37.2%

Distribution segment operating earnings in the first quarter were $35.3, which was 79.2% higher than the same period last year.  The distribution segment operating margin expanded by 860 basis points to 28.9% as compared to the first quarter of 2007 reflecting the first full quarter of synergies from the New York Fasteners integration, a significantly improved and expanded mix of products on a number of long term JIT agreements negotiated during 2007, and higher margins on these programs as a result of the company’s inventory stocking business model.

Interior systems segment operating earnings of $18.4 increased 26.0%, as compared with the same period in the prior year.  The interior systems segment operating margin increased by 170 basis points to 19.7% primarily as a result of synergies arising from the integration of Draeger Aerospace GmbH, operational efficiency initiatives and operating leverage.

Seating segment operating earnings during the first quarter of 2008 were $15.5 or 10.3% of sales reflecting the negative impact of expected start-up and learning curve costs on new programs.  The seating segment operating margin, which has expanded by 590 basis points over the last three years, and which expanded by 180 basis points during 2007, is expected to begin to deliver significant additional margin expansion in the second half of 2008 as production on new programs becomes more normalized.

Business jet segment operating earnings increased by 140.9%, as compared with the same period in the prior year, as a result of the 64.9% increase in revenue and the 460 basis point increase in operating margin to 14.6%. The significant margin expansion reflects substantially improved operational efficiency, particularly on new programs begun in 2007, and operating leverage at the higher sales level.

The engineering services segment operating loss of $2.4 was the result of start-up and learning curve costs on recent programs.  The engineering services segment is expected to generate positive operating earnings in 2008 as production on new programs is expected to become more normalized later in the year.

LIQUIDITY AND CAPITAL RESOURCES

Current Financial Condition

As of March 31, 2008, the Company’s debt-to-capital ratio was 10.3% and net debt was $111.3, which represents total debt of $151.7 less cash and cash equivalents of $40.4.  As of March 31, 2008, the company had no borrowings outstanding on its $200 revolving credit facility.  Working capital as of March 31, 2008 of $769.2, increased by $57.6, or 8.1%, as compared with December 31, 2007 as a result of the 22.0% increase in revenues.  Accounts receivable increased by $62.1 on the higher sales level while inventories increased by $48.1 reflecting the expected significant increase in second quarter 2008 sales, the substantial increase in backlog and further expansion of the Company’s fastener product line.  The Company continues to expect free cash flow (expected cash from operations less expected capital expenditures) during 2008 of approximately $150, plus or minus 10 to 15%.

Cash Flows

At March 31, 2008, our cash and cash equivalents was $40.4 compared to $81.6 at December 31, 2007.  Cash used in operating activities was $34.9 for the three months ended March 31, 2008, as compared to $16.7 in the same period in the prior year.  The primary source of cash from operations during the three months ended March 31, 2008 was net earnings of $48.5 arising from the higher revenue volume.  This cash was offset by the higher level of accounts receivable ($60.2) and inventories ($46.2) and the lower level of accounts payable ($8.0) discussed above.

Capital Spending

Our capital expenditures were $8.5 and $8.0 during the three months ended March 31, 2008 and 2007, respectively.  We anticipate capital expenditures of approximately $45.0 for the next twelve months. We have no material commitments for capital expenditures. We have, in the past, generally funded our capital expenditures from cash from operations and funds available to us under bank credit facilities. We expect to fund future capital expenditures from cash on hand, from operations and from funds available to us under our senior secured credit facility.

Outstanding Debt and Other Financing Arrangements

Long-term debt at March 31, 2008 consisted principally of $150 of term loan borrowings under our Senior Secured Credit Facility.

Term loan borrowings under the Senior Secured Credit Facility bear interest at an annual rate equal to LIBOR plus 175 basis points (5.71% at March 31, 2008).  Revolving credit borrowings under the Senior Secured Credit Facility, if any, would bear interest at an annual rate equal to, at the Company’s option, LIBOR plus 125 basis points or Prime plus 25 basis points.

Contractual Obligations

    During the three-month period ended March 31, 2008 there were no material changes in our long-term debt. The following chart reflects our contractual obligations and commercial commitments as of March 31, 2008.  Commercial commitments include lines of credit, guarantees and other potential cash outflows resulting from a contingent event that requires performance by us or our subsidiaries pursuant to a funding commitment.

Contractual Obligations (1)	2008	2009	2010	2011	2012	Thereafter	Total
Long-term debt and other non-current liabilities	$1.5	$1.6	$2.0	$2.0	$146.9	$8.8	$162.8
Operating leases	15.4	17.1	13.6	11.3	9.1	51.7	118.2
Purchase obligations (2)	28.9	7.7	5.5	4.5	1.9	1.6	50.1
Future interest payment on outstanding debt (3)	7.1	9.3	9.3	9.2	5.0	0.1	40.0
Total	$52.9	$35.7	$30.4	$27.0	$162.9	$62.2	$371.1

Commercial Commitments
Letters of Credit	24.5	--	--	--	--	--	24.5

(1)
Our liability for unrecognized tax benefits of $9.8 at March 31, 2008 has been omitted from the above table because we cannot determine with certainty when this liability will be settled.  It is reasonably possible that the amount of liability for unrecognized tax benefits will change in the next twelve months; however, we do not expect the change to have a significant impact on our consolidated financial statements.

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

(3)
Interest payments include estimated amounts due on the $150 outstanding on the term loan of our Senior Secured Credit Facility, based on the actual rate of interest at March 31, 2008.  Actual interest payments will fluctuate based on LIBOR pursuant to the terms of the Senior Secured Credit Facility.

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

Off-Balance Sheet Arrangements

Lease Arrangements

We finance our use of certain equipment under committed lease arrangements provided by various financial institutions. Since the terms of these arrangements meet the accounting definition of operating lease arrangements, the aggregate sum of future minimum lease payments is not reflected in our consolidated balance sheet.  Future minimum lease payments under these arrangements aggregated approximately $118.2 at March 31, 2008.

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

Deferred Tax Assets

We maintained a valuation allowance of approximately $9.8 as of March 31, 2008 primarily related to our domestic capital loss carryforwards because of uncertainties that preclude us from determining that it is more likely than not that we will be able to generate sufficient capital gain income and realize the tax benefit during the applicable carryforward period.

RECENT ACCOUNTING PRONOUNCEMENTS

For a discussion of New Accounting Standards and Recent Accounting Pronouncements, refer to Note 2 of our Condensed Consolidated Financial Statements included in Part 1, Item 1 of this report.

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

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. We believe that our critical accounting policies are limited to those described in Note 1 to Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.  There have been no changes to our critical accounting policies since December 31, 2007.

DEPENDENCE UPON CONDITIONS IN THE AIRLINE INDUSTRY

The September 11, 2001 terrorist attacks, SARS and the onset of the Iraq war severely impacted conditions in the airline industry. According to industry sources, in the aftermath of the attacks most major U.S. and a number of international carriers substantially reduced their flight schedules, parked or retired portions of their fleets, reduced their workforces and implemented other cost reduction initiatives. U.S. airlines further responded by decreasing domestic airfares. As a result of the decline in both traffic and airfares following the September 11, 2001 terrorist attacks and their aftermath, as well as other factors, such as increases in fuel costs and heightened competition from low-cost carriers, the world airline industry lost a total of approximately $41 billion in calendar years 2001 through 2007. The airline industry crisis also caused 28 airlines in the U.S. to declare bankruptcy or cease operations in the last seven years.

As a result of the foregoing through 2007, the domestic U.S. airlines, in large part, have been seeking to conserve cash in part by deferring or eliminating cabin interior refurbishment programs and deferring or canceling aircraft purchases. This, together with the reduction of new business jet production, caused a substantial contraction in our business during the 2001 through 2003 period. Although the global airline industry began to recover in late 2003 and conditions continue to improve, and the business jet industry is improving as well, additional events similar to those described above or other events could cause a deterioration of conditions in our industry or end the current business cycle. The rate at which the business jet industry recovers is dependent on corporate profits, the number of used jets on the market and other factors, which could slow the rate of recovery.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include, but are not limited to, all statements that do not relate solely to historical or current facts, including statements regarding implementation and expected benefits of lean manufacturing and continuous improvement plans, our dealings with customers and partners, the consolidation of facilities, reduction of our workforce, integration of acquired businesses, ongoing capital expenditures, our ability to grow our business, the impact of the large number of grounded aircraft on demand for our products and our underlying assets, the adequacy of funds to meet our capital requirements, the ability to refinance our indebtedness, if necessary, the reduction of debt, the potential impact of new accounting pronouncements, and the impact on our business of the recent increases in passenger traffic and projected increases in passenger traffic and the size of the airline fleet.  Such forward-looking statements include risks and uncertainties and our actual experience and results may differ materially from the experience and results anticipated in such statements. Factors that might cause such a difference include those discussed in our filings with the Securities and Exchange Commission, under the heading "Risk Factors" in our Annual Report on Form 10-K, for the fiscal year ended December 31, 2007 as well as future events that may have the effect of reducing our available operating income and cash balances, such as unexpected operating losses, the impact of rising fuel prices on our airline customers, outbreaks in national or international hostilities, terrorist attacks, prolonged health issues which reduce air travel demand (e.g., SARS), delays in, or unexpected costs associated with, the integration of our acquired or recently consolidated businesses, conditions in the airline industry, conditions in the business jet industry, problems meeting customer delivery requirements, our success in winning new or expected refurbishment contracts from customers, capital expenditures, increased leverage, possible future acquisitions, facility closures, product transition costs, labor disputes involving us, our significant customers or airframe manufacturers, the possibility of a write-down of intangible assets, delays or inefficiencies in the introduction of new products, fluctuations in currency exchange rates or our inability to properly manage our rapid growth.

Except as required under the federal securities laws and rules and regulations of the SEC, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented herein. These statements should be considered only after carefully reading the risk factors and the other information in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and this entire quarterly report on Form 10-Q.

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

From time to time, we and our foreign subsidiaries may enter into foreign currency exchange contracts to manage risk on transactions conducted in foreign currencies. At March 31, 2008, we had no outstanding forward currency exchange contracts.  In addition, we have not entered into any other derivative financial instruments.

Interest Rates – At March 31, 2008, we had adjustable rate debt totaling $150.0.  The weighted average interest rates for the adjustable rate debt was approximately 5.71% at March 31, 2008.  If interest rates on variable rate debt were to increase by 10% above current rates, our pretax income would decline by approximately $0.9. We do not engage in transactions intended to hedge our exposure to changes in interest rates.

As of March 31, 2008, we maintained a portfolio of securities consisting mainly of taxable, interest-bearing deposits with weighted average maturities of less than three months.  If short-term interest rates were to increase or decrease by 10%, we estimate interest income would increase or decrease by approximately $0.1.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

    The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness, as of March 31, 2008, of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company’s periodic filings with the Securities and Exchange Commission and in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified, in the SEC’s rules and forms.

Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the first quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

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

BE AEROSPACE, INC.

Date: May 7, 2008	By:	/s/ Amin J. Khoury
Amin J. Khoury
Chairman and
Chief Executive Officer

Date: May 7, 2008	By:	/s/ Thomas P. McCaffrey
Thomas P. McCaffrey
Senior Vice President,
Chief Financial Officer and
Treasurer