Form 10-Q
period 2008-06-30
BE AEROSPACE INC
filed 2008-08-07
CIK 861361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For The Quarterly Period Ended June 30, 2008

Commission File No. 0-18348

BE AEROSPACE, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	06-1209796
(State of Incorporation)	(I.R.S. Employer Identification No.)

1400 Corporate Center Way
Wellington, Florida  33414
(Address of principal executive offices)

(561) 791-5000
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES[X] NO[ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act: Large accelerated filer [X]   Accelerated filer [  ]  Non-accelerated filer (do not check if a smaller reporting company) [  ] Smaller reporting company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ]  NO [X]

The registrant has one class of common stock, $0.01 par value, of which 99,126,909 shares were outstanding as of August 4, 2008.

BE AEROSPACE, INC.

Form 10-Q for the Quarter Ended June 30, 2008

PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BE AEROSPACE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Dollars in Millions, Except Share Data)

	June 30,	December 31,
	2008	2007

ASSETS

Current assets:
Cash and cash equivalents	$75.0	$81.6
Accounts receivable – trade, less allowance for doubtful
accounts ($5.2 at June 30, 2008 and $4.5 at
December 31, 2007)	297.6	218.0
Inventories, net	733.2	636.3
Deferred income taxes, net	14.4	62.4
Other current assets	19.8	21.7
Total current assets	1,140.0	1,020.0

Property and equipment, net of accumulated depreciation
($170.5 at June 30, 2008 and $158.6 at December 31, 2007)	117.8	116.4
Goodwill	473.2	467.2
Identifiable intangible assets, net of accumulated amortization
($116.2 at June 30, 2008 and $109.7 at December 31, 2007)	141.3	142.2
Other assets, net	40.9	26.2
	$1,913.2	$1,772.0

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$205.2	$192.1
Accrued liabilities	115.7	114.7
Current maturities of long-term debt	1.5	1.6
Total current liabilities	322.4	308.4

Long-term debt, net of current maturities	150.1	150.3
Deferred income taxes, net	36.5	34.9
Other non-current liabilities	21.9	20.3

Commitments, contingencies and off-balance sheet
arrangements (Note 12)
Stockholders' equity:
Preferred stock, $0.01 par value; 1.0 million shares
authorized; no shares outstanding	--	--
Common stock, $0.01 par value; 200.0 million shares
authorized; 93.1 million (June 30, 2008) and
93.1 million (December 31, 2007) shares issued
and outstanding	0.9	0.9
Additional paid-in capital	1,332.8	1,324.3
Retained earnings (Accumulated deficit)	12.7	(89.7)
Accumulated other comprehensive income	35.9	22.6
Total stockholders' equity	1,382.3	1,258.1
	$1,913.2	$1,772.0

See accompanying notes to condensed consolidated financial statements.

BE AEROSPACE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
(In Millions, Except Per Share Data)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007

Net sales	$522.2	$398.2	$995.4	$786.0
Cost of sales	342.4	257.6	646.5	511.1
Selling, general and administrative	61.7	50.8	118.0	101.5
Research, development and
engineering	33.8	30.3	69.2	57.5

Operating earnings	84.3	59.5	161.7	115.9

Operating earnings percentage	16.1%	14.9%	16.2%	14.7%

Interest expense, net	2.3	4.1	5.1	14.7
Debt prepayment costs	--	11.0	--	11.0

Earnings before income taxes	82.0	44.4	156.6	90.2

Income taxes	28.1	16.0	54.2	29.7

Net earnings	$53.9	$28.4	$102.4	$60.5

Net earnings per common share:

Basic	$0.59	$0.31	$1.12	$0.71
Diluted	$0.59	$0.31	$1.11	$0.71

Weighted average common shares:

Basic	91.6	90.8	91.6	84.9
Diluted	92.1	91.5	92.0	85.5

See accompanying notes to condensed consolidated financial statements.

BE AEROSPACE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in Millions)

	SIX MONTHS ENDED
	June 30,	June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$102.4	$60.5
Adjustments to reconcile net earnings to net cash flows provided by (used in)
operating activities:
Depreciation and amortization	18.0	16.9
Provision for doubtful accounts	0.8	0.3
Non-cash compensation	7.2	5.2
Deferred income taxes	49.4	27.1
Debt prepayment costs	--	11.0
Changes in operating assets and liabilities:
Accounts receivable	(78.1)	(43.4)
Inventories	(94.6)	(120.1)
Other current assets and other assets	(7.5)	(3.5)
Payables, accruals and other liabilities	13.6	4.5
Net cash flows provided by (used in) operating activities	11.2	(41.5)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(13.3)	(14.7)
Other, net	(0.1)	(0.4)
Net cash flows used in investing activities	(13.4)	(15.1)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock issued	1.4	380.6
Principal payments on long-term debt	(0.3)	(351.4)
Debt origination and prepayment costs	(7.8)	(7.4)
Borrowings on line of credit	40.0	68.0
Repayments on line of credit	(40.0)	(68.0)
Net cash flows (used in) provided by financing activities	(6.7)	21.8
Effect of foreign exchange rate changes on cash and cash equivalents

Effect of foreign exchange rate changes on cash and cash equivalents	2.3	0.8

Net decrease in cash and cash equivalents	(6.6)	(34.0)

Cash and cash equivalents, beginning of period	81.6	65.0

Cash and cash equivalents, end of period	$75.0	$31.0

Supplemental disclosures of cash flow information:
Cash paid during period for:
Interest, net	$5.5	$20.5
Income taxes, net	$3.9	$2.3

See accompanying notes to condensed consolidated financial statements.

BE AEROSPACE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollars In Millions, Except Share and Per Share Data)

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

In December 2007, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 141 (revised 2007), “Business Combinations” (“FAS 141(R)”) and No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“FAS 160”).  FAS 141(R) will change how business acquisitions are accounted for and FAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity.  FAS 141(R) and FAS 160 are effective for fiscal years beginning on or after December 15, 2008 (January 1, 2009 for the Company).  The adoption of FAS 141(R) and FAS 160 is not expected to have a material impact on the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement No. 133” (FAS 161).  FAS 161 expands disclosure requirements about how derivative and hedging activities affect an entity’s financial position, financial performance and cash flows.  FAS 161 is effective for fiscal years beginning after November 15, 2008, with early adoption encouraged.  The adoption of FAS 161 is not expected to have a material impact on the Company’s consolidated financial statements.

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

	June 30, 2008	December 31, 2007
Purchased materials and component parts	$156.1	$132.2
Work-in-process	41.5	37.7
Finished goods (primarily aftermarket fasteners)	535.6	466.4
	$733.2	$636.3

Note 4.                  Goodwill and Intangible Assets

In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets”, the Company completed the fair value analysis for goodwill and other intangible assets as of December 31, 2007, and concluded that no impairment existed.  As of June 30, 2008, the Company believed that no indicators of impairment existed.  Amortization expense on identifiable intangible assets was approximately $2.8 and $3.1 for the three month periods ended June 30, 2008 and 2007, respectively and $5.5 and $5.8 for the six months ended June 30, 2008 and 2007, respectively.  The Company expects to report amortization expense of approximately $12 in each of the next five fiscal years, exclusive of the impact of the July 2008 acquisition of Honeywell International Inc.’s Consumable Solutions business (HCS).  HCS is engaged in the sales and distribution of aerospace consumables such as fasteners, seals, gaskets and electrical components. See Note 13 for more information about the HCS acquisition.

Note 5.                  Long-Term Debt

In July 2006 and, as amended and restated on August 24, 2006, the Company entered into a Senior Secured Credit Facility (the “2006 Senior Secured Credit Facility”), consisting of a $200.0 revolving credit facility and a $300.0 term loan.  As more fully described in Note 13 below, on July 28, 2008 in connection with the HCS acquisition the 2006 Senior Secured Credit Facility was repaid in full and terminated and the Company entered into a new Senior Secured Credit Facility (the “2008 Senior Secured Credit Facility”).

At June 30, 2008, long-term debt consisted principally of $150.0 term loan borrowings under the 2006 Senior Secured Credit Facility.  There were no borrowings outstanding on the revolving credit facility of the 2006 Senior Secured Credit Facility at June 30, 2008.

The 2006 Senior Secured Credit Facility contained an interest coverage ratio (as defined therein), maintenance financial covenant and a total leverage ratio covenant (as defined therein).  The 2006 Senior Secured Credit Facility was collateralized by substantially all of the Company’s assets and contained customary affirmative covenants, negative covenants and conditions precedent for borrowings, all of which were met as of June 30, 2008.

Note 6.	Fair Value Measurements

The Company adopted SFAS No. 157, “Fair Value Measurements” (SFAS 157), effective January 1, 2008.  SFAS 157 defines fair value as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

The only assets or liabilities to which SFAS 157 applies are cash and cash equivalents; there was no difference between fair value of such assets and historical cost basis set forth in the June 30, 2008 balance sheet.

Note 7.                  Accounting for Stock-Based Compensation

The Company has a Long Term Incentive Plan (“LTIP”) under which the Company’s Compensation Committee may grant stock options, stock appreciation rights, restricted stock, restricted stock units or other forms of equity-based or equity-related awards.

During the three and six months ended June, 2008, the Company granted 10,389 and 31,981 shares, respectively, of restricted stock with an average fair market value at the date of grant of $37.06 and $38.30, respectively.  Compensation cost is being recognized on a straight-line basis over the four-year vesting period of the stock.  Share-based compensation of $3.3 and $6.8 was recognized during the three and six month periods ended June 30, 2008 related to these stock grants and restricted stock granted in prior periods.  Unrecognized compensation expense related to share grants, including the estimated impact of any future forfeitures, was $32.9 at June 30, 2008.

No compensation cost was recognized for stock options during the three and six month periods ended June 30, 2008 and 2007 since no options were granted or vested during these periods.

 The Company has established a qualified Employee Stock Purchase Plan which allows qualified employees (as defined in the Employee Stock Purchase Plan) to purchase shares of the Company's common stock at a price equal to 85% of the closing price at the end of each semi-annual stock purchase period.  Compensation cost for this plan of $0.0 and $0.1 was recognized during the three months ended June 30, 2008 and 2007, respectively and $0.2 was recognized for each of the six months ended June 30, 2008 and 2007.

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

The following table presents net sales and operating earnings by business segment:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
Net sales
Distribution	$123.6	$96.3	$245.6	$193.2
Interior Systems	104.2	85.6	197.4	166.7
Seating	183.4	145.4	334.3	289.8
Business Jet	72.4	44.5	145.1	88.6
Engineering Services	38.6	26.4	73.0	47.7
	$522.2	$398.2	$995.4	$786.0
Operating earnings(1)
Distribution	$31.6	$21.8	$66.9	$41.5
Interior Systems	23.1	15.5	41.5	30.1
Seating	20.1	16.8	35.6	33.7
Business Jet	9.1	4.5	19.7	8.9
Engineering Services	0.4	0.9	(2.0)	1.7
	84.3	59.5	161.7	115.9
Interest expense	2.3	4.1	5.1	14.7
Debt prepayment costs	--	11.0	--	11.0
Earnings before income taxes	$82.0	$44.4	$156.6	$90.2

(1)  Operating earnings includes an allocation of corporate general and administrative and employee benefits costs based on the proportion of each segments’ sales and employees, respectively.

The following table presents capital expenditures by business segment:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
Capital Expenditures
Distribution	$0.6	$0.6	$1.7	$2.2
Interior Systems	1.5	2.1	4.1	4.5
Seating	1.5	2.5	5.1	4.6
Business Jet	1.0	1.2	1.5	2.5
Engineering Services	0.2	0.3	0.9	0.9
	$4.8	$6.7	$13.3	$14.7

The following table presents total assets by business segment:

	June 30,	December 31,
	2008	2007
Total Assets (1)
Distribution	$641.1	$575.2
Interior Systems	443.3	415.3
Seating	383.2	357.9
Business Jet	260.4	256.4
Engineering Services	185.2	167.2
	$1,913.2	$1,772.0

                             (1)   Corporate assets of $107.0 and $139.2 at June 30, 2008 and December 31, 2007, respectively, have been allocated to the above segments based on each segment’s respective percentage of total assets.

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

	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
Net earnings	$53.9	$28.4	$102.4	$60.5

Basic weighted average common shares (in millions)	91.6	90.8	91.6	84.9
Effect of dilutive stock options and
employee stock puchase plan shares (in millions)	0.1	0.3	0.1	0.3
Effect of restricted shares issued (in millions)	0.4	0.4	0.3	0.3
Diluted weighted average common shares (in millions)	92.1	91.5	92.0	85.5

Basic net earnings per share	$0.59	$0.31	$1.12	$0.71
Diluted net earnings per share	$0.59	$0.31	$1.11	$0.71

Note 10.                 Comprehensive Earnings

Comprehensive earnings is defined as all changes in a company's net assets except changes resulting from transactions with shareholders. It differs from net earnings in that certain items currently recorded to equity would be a part of comprehensive earnings.

The following table sets forth the computation of comprehensive earnings for the periods presented:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
Net earnings	$53.9	$28.4	$102.4	$60.5
Other comprehensive earnings:
Foreign exchange translation adjustment and other	0.1	3.9	13.3	6.4
Comprehensive earnings	$54.0	$32.3	$115.7	$66.9

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

The Company’s tax expense of $54.2 during the six month period ended June 30, 2008 reflects approximately $0.4 of tax benefits associated with non-recurring tax planning initiatives that were finalized during the first quarter of 2008.  Our tax expense for this period would have been $54.6 excluding these non-recurring tax planning initiatives resulting in an effective tax rate of approximately 34.9%.

The Company is not currently undergoing any material income tax examinations in the U.S. federal or state jurisdictions in which the Company operates.  The Company is currently undergoing an income tax audit in one of its non-U.S. jurisdictions.  With minor exceptions, the Company is currently open to audit by the tax authorities for the tax years ending December 31, 2003 through December 31, 2007.

The Company classifies interest and penalties related to income taxes as income tax expense.  The amount included in the Company’s liability for unrecognized tax benefits for interest and penalties as of the date of adoption of FIN 48 was under $1.0 and this amount did not materially change as of June 30, 2008.

Note 12.                  Commitments, Contingencies and Off-Balance Sheet Arrangements

Lease Commitments — The Company finances its use of certain facilities and equipment under committed lease arrangements provided by various institutions.  Since the terms of these arrangements meet the accounting definition of operating lease arrangements, the aggregate sum of future minimum lease payments is not reflected on the condensed consolidated balance sheet.  At June 30, 2008, future minimum lease payments under these arrangements totaled approximately $118.2; the majority of which related to the long-term real estate leases.

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

	SIX MONTHS ENDED
	June 30,	June 30,
	2008	2007
Beginning balance	$20.6	$18.4
Accruals for warranties issued
during the period	16.4	5.8
Settlements made	(14.3)	(3.9)
Ending balance	$22.7	$20.3

Note 13.	Subsequent Events

     HCS Acquisition – On July 28, 2008, the Company acquired from Honeywell International Inc. (“Honeywell”) its Consumables Solutions distribution business (“HCS”) for $1,050.0.  The purchase price consisted of $901.4 cash, plus six million shares of the Company’s common stock valued at $148.6 or $24.77 per share.  The HCS acquisition will be accounted for using the purchase method of accounting.

In connection with the HCS acquisition, the Company entered into a 30-year license agreement to become Honeywell’s exclusive licensee with respect to the sale to the global aerospace industry of Honeywell proprietary fasteners, seals, bearings, gaskets and electrical components associated with Honeywell’s engines, APU’s, avionics, and wheels and brakes.  The Company also became the exclusive supplier of both Honeywell proprietary consumables and standard consumables to support the internal manufacturing needs of Honeywell Aerospace.  The Company also entered into a transition services agreement with Honeywell pursuant to which Honeywell will provide temporary services to the Company related to the HCS business. In addition, the Company entered into a stockholders agreement with Honeywell and certain of its affiliates that provides for certain restrictions on the ability of such entities to transfer their shares of the Company’s common stock received in the transaction, certain registration rights for their shares of the Company’s common stock received in the transaction, and a standstill provision restricting certain actions by Honeywell.

 On July 1, 2008, the Company sold $600.0 aggregate principal amount of the Company’s 8 ½% Senior Notes due 2018 (the “Senior Notes”), in an offering registered pursuant to the Securities Act of 1933, as amended.

The Senior Notes were issued pursuant to an indenture between the Company and Wilmington Trust Company, as trustee. The net proceeds from the offering of the Notes of approximately $586.0 were deposited into a cash collateral account administered by the administrative agent under the 2008 Senior Secured Credit Facility. Upon closing of the HCS acquisition, the net proceeds were released to the Company from the collateral account to pay a portion of the cash consideration in the HCS acquisition. The Company used the net proceeds, together with borrowings under the 2008 Senior Secured Credit Facility described below and an issuance of its common stock to Honeywell to pay for the HCS acquisition, to repay approximately $150.0 of indebtedness under its 2006 Senior Secured Credit Facility and to pay transaction fees and expenses.

2008 Senior Secured Credit Facility – In connection with the closing of the HCS acquisition, the Company entered into the 2008 Senior Secured Credit Facility, consisting of a $525.0 term loan facility with a six-year maturity and a revolving credit facility of $350.0, with a five-year maturity. After giving effect to the HCS acquisition and the related financing transactions as of June 30, 2008, the Company would have had $1,126.6 of outstanding indebtedness consisting of $525.0 of term loan due in 2014, and $600.0 of 8 ½% Senior Notes due in 2018, and $1.6 of other debt.  On a proforma basis at June 30, 2008, stockholders equity would have been $1,528.6, the Company’s net debt to net capital ratio would have been 40.3% and there were no borrowings outstanding under our $350.0 revolving credit facility.

BE AEROSPACE, INC.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars In Millions, Except As Noted And Per Share Data)

OVERVIEW

The following discussion and analysis addresses the results of our operations for the three and six months ended June 30, 2008, as compared to our results of operations for the three and six months ended June 30, 2007. In addition, the discussion and analysis addresses our liquidity, financial condition and other matters for these periods.

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

Net sales by reportable segment for the three and six month periods ended June 30, 2008 and June 30, 2007 were as follows:

	THREE MONTHS ENDED				SIX MONTHS ENDED
	June 30, 2008		June 30, 2007		June 30, 2008		June 30, 2007
	Net Sales	% of Net Sales	Net Sales	% of Net Sales	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Distribution	$123.6	23.7%	$96.3	24.2%	$245.6	24.7%	$193.2	24.6%
Interior Systems	104.2	19.9%	85.6	21.5%	197.4	19.8%	166.7	21.2%
Seating	183.4	35.1%	145.4	36.5%	334.3	33.6%	289.8	36.9%
Business Jet	72.4	13.9%	44.5	11.2%	145.1	14.6%	88.6	11.3%
Engineering Services	38.6	7.4%	26.4	6.6%	73.0	7.3%	47.7	6.0%
	$522.2	100.0%	$398.2	100.0%	$995.4	100.0%	$786.0	100.0%

Net sales by geographic area (based on destination) for the three and six month periods ended June 30, 2008 and June 30, 2007 were as follows:

	THREE MONTHS ENDED				SIX MONTHS ENDED
	June 30, 2008		June 30, 2007		June 30, 2008		June 30, 2007
	Net	% of	Net	% of	Net	% of	Net	% of
	Sales	Net Sales	Sales	Net Sales	Sales	Net Sales	Sales	Net Sales
United States	$232.4	44.5%	$168.7	42.4%	$450.3	45.2%	$339.1	43.1%
Europe	116.7	22.3%	120.1	30.2%	224.9	22.6%	248.1	31.6%
Asia, Pacific Rim,
Middle East and
Other	173.1	33.2%	109.4	27.4%	320.2	32.2%	198.8	25.3%
	$522.2	100.0%	$398.2	100.0%	$995.4	100.0%	$786.0	100.0%

Net sales from our domestic and foreign operations for the three and six month periods ended June 30, 2008 and June 30, 2007 were as follows:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Domestic	$332.7	$239.7	$651.0	$485.6
Foreign	189.5	158.5	344.4	300.4
Total	$522.2	$398.2	$995.4	$786.0

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

We also believe in providing our businesses with the tools required to remain competitive. In that regard, we have invested, and intend to continue to invest, in property and equipment that enhance our productivity. Over the past three years, annual capital expenditures ranged from $17 - $32. Taking into consideration the HCS acquisition described below, our backlog, targeted capacity utilization levels, recent capital expenditure investments and current industry conditions, we anticipate capital expenditures of approximately $45-$50 over the next twelve months.

On July 28, 2008, we acquired from Honeywell International Inc. (“Honeywell”) the Consumables Solutions distribution business (“HCS”) for $1,050.0.  The purchase price consisted of $901.4 cash, plus six million shares of our common stock valued at $148.6, or $24.77 per share. The HCS acquisition will be accounted for using the purchase method of accounting.

In connection with the HCS acquisition, we entered into a 30-year license agreement to become Honeywell’s exclusive licensee with respect to the sale to the global aerospace industry of Honeywell proprietary fasteners, seals, bearings, gaskets and electrical components associated with Honeywell’s engines, APU’s, avionics, and wheels and brakes.  We also became the exclusive supplier of both Honeywell proprietary consumables and standard consumables to support the internal manufacturing needs of Honeywell Aerospace.  We also entered into a transition services agreement with Honeywell pursuant to which Honeywell will provide temporary services to us related to the HCS business. In addition, we entered into a stockholders agreement with Honeywell that provides for certain restrictions on the ability of such entities to transfer their shares of our common stock received in the transaction, certain registration rights for their shares of our common stock received in the transaction and a standstill provision restricting certain actions by Honeywell.

            We believe the HCS acquisition is a transformational transaction for our company.  After giving effect to the HCS acquisition, for the year ended December 31, 2007, our distribution segment would have generated approximately 42% of our revenues and nearly 50% of our operating earnings. We expect that we will begin to realize the cost synergies from the combination of the two businesses during 2009.  Our aerospace consumables distribution segment is expected to yield superior financial results as we integrate the businesses, expand our product offerings and leverage the combined volume of the two businesses over our existing robust IT and automated inventory retrieval systems and as we transition the HCS business to our stocking distributor business model.

THREE MONTHS ENDED JUNE 30, 2008,
AS COMPARED TO THREE MONTHS ENDED JUNE 30, 2007
(All Dollar Amounts in Millions Except Per Share Data)

The following is a summary of net sales by segment:

	NET SALES
	Three Months Ended June 30,
	($ in millions)
			Percent
	2008	2007	Change
Distribution	$123.6	$96.3	28.3%
Interior Systems	104.2	85.6	21.7%
Seating	183.4	145.4	26.1%
Business Jet	72.4	44.5	62.7%
Engineering Services	38.6	26.4	46.2%
Total	$522.2	$398.2	31.1%

Net sales for the three months ended June 30, 2008 were $522.2, an increase of $124.0, or 31.1% as compared to the prior year.

The distribution segment revenue growth rate of 28.3% reflects the significant ongoing investments in product line expansion, the broad-based increase in aftermarket demand for aerospace fasteners and continued market share gains.

The interior systems segment revenue growth rate of 21.7% reflects both higher aftermarket demand as well as a higher level of new wide-body aircraft deliveries.  Seating segment revenue growth of 26.1% reflects the scheduled deliveries of major new programs.

Business jet segment revenues increased by 62.7% reflecting strong demand for business jet interior equipment and super first class products.  The engineering services segment revenue growth rate was 46.2% reflecting the ramp-up of shipments on new programs.

Cost of sales for the current period were $342.4, or 65.6% of net sales, as compared to $257.6, or 64.7% of net sales, in the prior year.  The 90 basis point increase in the current year is due to the 62.7% increase in business jet revenue and due to learning curve and start-up costs at our seating and engineering services segments.

Selling, general and administrative expenses were $61.7, or 11.8% of net sales, as compared to $50.8, or 12.8% of sales, in the prior year.  The $10.9 year over year increase reflects the higher level of selling and marketing costs ($2.7); commissions, compensation and benefits ($0.8), maintenance and repairs ($0.7) and legal and professional fees ($1.1) to support the 31.1% increase in revenues and the approximately 26% increase in backlog. The 100 basis point decline in selling, general and administrative spending as a percentage of sales is due to operating leverage at the higher sales volume.

Research, development and engineering expenses were $33.8, or 6.5% of net sales, as compared to $30.3, or 7.6% of net sales, in the prior year.  The $3.5 increase in spending was primarily due to a high level of certification activities associated with new products, including products for the new Boeing 787 aircraft and A350 XWB aircraft, as well as new product spending for new business jet aircraft type launches (Cessna wide-body, Gulfstream 650, Dassault Falcon 7X and Embraer Legacy 450 MSJ and Legacy 500 MLJ) and the super first class suite of products.  The 110 basis points decline in research, development and engineering expenses as a percentage of sales is due to operating leverage at the higher sales level.

Operating earnings for the current period were $84.3, or 16.1% of net sales, and increased by $24.8, or 41.7%, on the 31.1% increase in net sales.  The 41.7% growth in operating earnings as compared to the second quarter of last year was driven by the 31.1% increase in revenues and the 120 basis point expansion in operating margin.  Revenue growth was driven by robust market conditions and market share gains.  The 16.1% operating margin primarily reflects margin expansion in the distribution, interior systems and business jet segments.  The 120 basis point margin improvement was achieved in spite of start-up and learning curve costs on new programs in the seating and engineering services segments.  Margin expansion in the seating and engineering services segments is expected to positively impact further consolidated margin improvement in the second half of the year.

The following is a summary of operating earnings by segment:

	OPERATING EARNINGS
	Three Months Ended June 30,
	($ in millions)
	2008	2007	Percent Change
Distribution	$31.6	$21.8	45.0%
Interior Systems	23.1	15.5	49.0%
Seating	20.1	16.8	19.6%
Business Jet	9.1	4.5	102.2%
Engineering Services	0.4	0.9	(55.6%)
Total	$84.3	$59.5	41.7%

Distribution segment operating earnings of $31.6 were 45.0% greater than the same period last year.  The distribution segment operating margin expanded by 300 basis points to 25.6% as compared with the second quarter of 2007 reflecting the synergies from the New York Fasteners (NYF) integration and an improved and expanded mix of products on a number of programs.

Interior systems segment operating earnings of $23.1 increased 49.0%, as compared with the same period in the prior year.  The interior systems segment operating margin increased by 410 basis points to 22.2%.  The significant margin expansion is primarily the result of the synergies arising from the Draeger Aerospace GmbH (Draeger) integration, operational efficiency initiatives and operating leverage.

Seating segment operating earnings of $20.1 increased 19.6%, as compared with the same period in the prior year.  The operating margin for the second quarter of 11.0% expanded by 70 basis points on a sequential quarterly basis reflecting ongoing operational improvements as well as the impact of start-up and learning curve costs on new programs.

Business jet segment operating earnings increased by 102.2% as compared with the same period in the prior year as a result of the 62.7% increase in revenue and the 250 basis point increase in operating margin to 12.6%.   The significant margin expansion reflects improved operational efficiency, particularly on new programs begun in 2007 and operating leverage at the higher sales level.

The engineering services segment operating earnings of $0.4 during the second quarter of 2008 improved by $2.8 on a sequential quarterly basis reflecting ongoing operational improvements on new programs.

Interest expense for the three months ended June 30, 2008 was $2.3 and was $1.8 lower than the interest expense recorded in the same period in the prior year as a result of our redemption of our $250 aggregate principal amount 8 7/8% senior subordinated notes due 2011 and the prepayment of $100 of term loan borrowings under our 2006 Senior Secured Credit Facility during the second quarter of 2007.  We recorded debt prepayment costs of $11.0 related to these debt payments during the 2007 period.

Earnings before income taxes for the three months ended June 30, 2008 of $82.0 increased by $37.6 or 84.7%, as compared to the same period in the prior year as a result of the $24.8, or 41.7% increase in operating earnings and a $1.8, or 43.9% reduction in interest expense.

Income taxes were $28.1 or 34.3.% of earnings before income taxes for the current quarter as compared to $16.0 or 36.0% of earnings before income taxes in the second quarter of 2007.

Net earnings for the second quarter were $53.9 or $0.59 per diluted share, as compared with net earnings of $28.4 or $0.31 per diluted share, in the second quarter of 2007. Second quarter 2008 net earnings and earnings per diluted share increased by $25.5 or 89.8% and $0.28 per diluted share or 90.3%, respectively, as compared with the same period in the prior year.

SIX MONTHS ENDED JUNE 30, 2008,
AS COMPARED TO SIX MONTHS ENDED JUNE 30, 2007
(Dollars In Millions, Except Per Share Data)

The following is a summary of net sales by segment:

	NET SALES
	Six Months Ended June 30,
	($ in millions)
	2008	2007	Percent Change
Distribution	$245.6	$193.2	27.1%
Interior Systems	197.4	166.7	18.4%
Seating	334.3	289.8	15.4%
Business Jet	145.1	88.6	63.8%
Engineering Services	73.0	47.7	53.0%
Total	$995.4	$786.0	26.6%

Net sales for the six months ended June 30, 2008 were $995.4, an increase of $209.4 or 26.6%, as compared to the same period in the prior year.

The distribution segment delivered revenue growth of 27.1%, as a result of a significant ongoing expansion in product line, a broad-based increase in aftermarket demand for aerospace fasteners, a channel shift from original equipment manufacturers to subcontractors, which tend to acquire fasteners from distributors, and continued market share gains.

The interior systems segment revenue growth of 18.4% reflected the higher level of new aircraft deliveries as well as substantial aftermarket revenue growth.  The 15.4% increase in revenues for the seating segment reflects significant market share gains and a higher level of aftermarket, retrofit and refurbishment activity, as well as demand created by new aircraft deliveries.

Business jet segment revenues increased by 63.8%, as a result of increased demand for business jet interior equipment and super first class products.  Engineering services segment revenue growth of $25.3 or 53.0% was the result of the higher level of engineering design, program management and certification activities.

Cost of sales for the current period were $646.5, or 64.9% of net sales, as compared to $511.1, or 65.0% of net sales in the prior year.  The 10 basis point decrease in the current year is due to margin expansion at our interior systems, business jet and distribution segments offset by learning curve and start-up costs at our seating and engineering services segments.

Selling, general and administrative expenses for the six months ended June 30, 2008 were $118.0, or 11.9% of sales, versus $101.5 or 12.9% of sales in the same period in the prior year.  This reflects a higher level of selling and marketing costs ($3.6), legal and professional fees ($2.4), maintenance and repairs ($1.0) and increased compensation and benefits ($1.4) required to support the 26.6% increase in revenues and the 26% increase in backlog from June 30, 2007.  The 100 basis point decline in the selling, general and administrative expenses as a percentage of sales reflects operating leverage at higher sales levels.

Research, development and engineering expenses for the six months ended June 30, 2008 were $69.2 or 7.0% of sales, versus $57.5 or 7.3% of sales in the same period in the prior year. The $11.7 or 20.3% increase in spending was primarily due to a high level of certification activities associated with new products, including products for the new Boeing 787 aircraft and A350 XWB aircraft, as well as new product spending for new business jet aircraft type launches (Cessna wide-body, Gulfstream 650, Dassault Falcon 7X and Embraer Legacy 450 MSJ and Legacy 500 MLJ) and the super first class suite of products.  The 30 basis points decline in research, development and engineering expenses as a percentage of sales is due to operating leverage at the higher sales level.

For the six months ended June 30, 2008, operating earnings increased 39.5% as compared to the same period in the prior year.  Operating earnings growth was driven primarily by the 26.6% increase in revenue and the 150 basis point expansion in operating margin.  Revenue growth was driven primarily by robust market conditions and market share gains.  The 16.2% operating margin primarily reflects strong margin expansion in the distribution, interior systems and business jet segments.  The 150 basis point margin improvement was achieved in spite of start-up and learning curve costs on new programs in the seating and engineering services segments.

          The following is a summary of operating earnings by segment:

	OPERATING EARNINGS
	Six Months Ended June 30,
	($ in millions)
	2008	2007	Percent Change
Distribution	$66.9	$41.5	61.2%
Interior Systems	41.5	30.1	37.9%
Seating	35.6	33.7	5.6%
Business Jet	19.7	8.9	121.3%
Engineering Services	(2.0)	1.7	NM
	$161.7	$115.9	39.5%

For the six months ended June 30, 2008, the distribution segment operating earnings of $66.9 increased by 61.2%, reflecting the 27.1% increase in revenue and the 570 basis point margin expansion.  The 27.2% operating margin reflects the synergies from the NYF integration and improved and expanded mix of products on a number of programs.

The interior systems segment operating earnings of $41.5 increased by 37.9%, reflecting the 18.4% increase in revenue and the 290 basis point expansion in operating margin to 21.0%.  The significant expansion in operating margin was primarily the result of synergies arising from the Draeger integration, operational efficiency initiatives and operating leverage.

The seating segment operating earnings of $35.6, or 10.6% of sales, increased by $1.9 as compared with the prior year period and reflects the impact of start-up and learning curve costs on new programs during the six months ended June 30, 2008.

The business jet segment operating earnings of $19.7 increased by 121.3% versus the prior year, as a result of the 63.8% increase in revenue and the 360 basis point increase in operating margin to 13.6%.  The significant margin expansion reflects substantially improved operational efficiency, particularly on new programs begun in 2007, and operating leverage at the higher sales level.

The engineering services segment operating loss of $2.0 was primarily the result of start-up and learning curve costs on new programs incurred in the first quarter of 2008.

Interest expense for the six months ended June 30, 2008 was $5.1 and was $9.6 lower than the interest expense recorded in the same period in the prior year as a result of the Company’s redemption of its $250 aggregate principal amount 8 7/8% senior subordinated notes due 2011 and the prepayment of $100 of term loan borrowings under its 2006 Senior Secured Credit Facility during the second quarter of 2007.  The Company recorded debt prepayment costs of $11.0 related to these debt payments during the six months ended June 30, 2007.

For the six months ended June 30, 2008, earnings before income taxes of $156.6 increased by $66.4, or 73.6%, as compared with the same period in 2007.

    Income taxes were $54.2 or 34.6% of earnings before taxes.  The tax rate for the six months ended June 30, 2007 was 32.9%.

     Net earnings of $102.4 increased by $41.9, or 69.3%, as compared with the prior year.  Earnings per diluted share of $1.11 increased by 56.3% as compared with the prior year reflecting the 69.3% increase in net earnings and a 7.6% increase in shares outstanding in the current period, along with debt prepayment costs and a lower tax rate in the prior period.

LIQUIDITY AND BALANCE SHEET METRICS

As of June 30, 2008, our net debt-to-net-capital ratio was 5.3% and net debt was $76.6, which represents total debt of $151.6 less cash and cash equivalents of $75.0.  As of June 30, 2008, we had no borrowings outstanding on our $200 revolving credit facility under our 2006 Senior Secured Credit Facility.  Working capital as of June 30, 2008 of $817.6, increased by $106.0, or 14.9%, as compared with December 31, 2007 as a result of the 26.6% increase in revenues and the 26.0% increase in backlog during the first half of the current year compared to the first half of the prior year.  Accounts receivable increased by $79.6 on the higher sales level while inventories increased by $96.9 reflecting the substantial increase in backlog and further expansion of our fastener product line.

On July 1, 2008, we issued 8 ½% senior notes due 2018 (the “Senior Notes”) pursuant to an indenture between us and Wilmington Trust Company, as trustee. The net proceeds from the offering of the Senior Notes of approximately $586.0 were deposited into a cash collateral account administered by the administrative agent under the 2006 Senior Secured Credit Facility. Upon closing of the HCS acquisition, the net proceeds were released to us from the collateral account to pay a portion of the cash consideration in the HCS acquisition.

We used the net proceeds, together with borrowings under the 2008 Senior Secured Credit Facility and an issuance of its common stock to Honeywell to pay for the HCS acquisition, to repay approximately $150.0 of indebtedness under our 2006 Senior Secured Credit Facility and to pay transaction fees and expenses.

In connection with the closing of the HCS acquisition, on July 28, 2008, we entered into the 2008 Senior Secured Credit Facility, consisting of a $525 term loan facility with a six-year maturity and a revolving credit facility of $350.0, with a five-year maturity.

After giving effect to the HCS acquisition and the related financing transactions as of June 30, 2008, we would have had $1,126.6 of outstanding indebtedness consisting of $525.0 of term loan borrowings under the 2008 Senior Secured Credit Facility due in 2014, and $600.0 of $8.5% senior unsecured notes due 2018 represented by the Senior Notes, and $1.6 of other debt.  On a proforma basis at June 30, 2008 stockholders equity would have been $1,528.6, our debt to capital ratio would have been 40.3% and there were no borrowings outstanding under our $350.0 revolving line of credit.

Cash Flows

At June 30, 2008, our cash and cash equivalents was $75.0 compared to $81.6 at December 31, 2007.  Cash provided by operating activities was $11.2 for the six months ended June 30, 2008, as compared to cash used in operating activities of $41.5 in the same period in the prior year.  The primary source of cash from operations during the six months ended June 30, 2008 was net earnings of $102.4 arising from the higher revenue volume, a 150 basis point expansion in operating margin and $9.6 of lower interest expense.  This increase in cash was offset by the higher level of accounts receivable ($78.1) and inventories ($94.6) and the lower level of accounts payable ($12.0) discussed above.

Capital Spending

Our capital expenditures were $13.3 and $14.7 during the six months ended June 30, 2008 and 2007, respectively.  Taking into consideration the July 2008 acquisition of HCS, we anticipate capital expenditures of approximately $45 - $50 for the next twelve months. We have no material commitments for capital expenditures. We have, in the past, generally funded our capital expenditures from cash from operations and funds available to us under bank credit facilities. We expect to fund future capital expenditures from cash on hand, from operations and from funds available to us under the 2008 Senior Secured Credit Facility.

Outstanding Debt and Other Financing Arrangements

Long-term debt at June 30, 2008 consisted principally of $150.0 of term loan borrowings under the 2006 Senior Secured Credit Facility.

Term loan borrowings under the 2006 Senior Secured Credit Facility bore interest at an annual rate equal to LIBOR plus 175 basis points (4.68% at June 30, 2008).  Revolving credit borrowings under the 2006 Senior Secured Credit Facility, if any, would bear interest at an annual rate equal to, at the Company’s option, LIBOR plus 125 basis points or prime plus 25 basis points.

Contractual Obligations

    During the six-month period ended June 30, 2008 there were no material changes in our long-term debt. The following chart reflects our contractual obligations and commercial commitments as of June 30, 2008.  As described above, subsequent to June 30, 2008, we repaid all borrowings under its 2006 Senior Secured Credit Facility and entered into the 2008 Senior Secured Credit Facility and issued the Senior Notes.  Commercial commitments include lines of credit, guarantees and other potential cash outflows resulting from a contingent event that requires performance by us or our subsidiaries pursuant to a funding commitment.

Contractual Obligations (1)	2008	2009	2010	2011	2012	Thereafter	Total
Long-term debt and other non-current liabilities(2)	$1.5	$1.4	$2.1	$2.0	$146.9	$9.2	$163.1
Operating leases	10.4	18.0	14.3	11.9	9.5	54.1	118.2
Purchase obligations (3)	23.8	18.6	11.9	3.4	1.6	1.8	61.1
Future interest payment on outstanding debt (4)	41.2	83.0	82.5	82.2	81.9	72.0	442.8
Total	$76.9	$121.0	$110.8	$99.5	$239.9	$137.1	$785.2

Commercial Commitments
Letters of Credit	$24.5	--	--	--	--	--	$24.5

(1)
Our liability for unrecognized tax benefits of $10.4 at June 30, 2008 has been omitted from the above table because we cannot determine with certainty when this liability will be settled.  It is reasonably possible that the amount of liability for unrecognized tax benefits will change in the next twelve months; however, we do not expect the change to have a significant impact on our consolidated financial statements.

(2)	After giving effect to the financing transactions described above, long-term debt and other non-current liabilities would have been $4.1, $6.2, $5.8, $5.7, $5.7, $1,110.6, and $1,138.1, respectively.

(3)
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

(4)
Interest payments include estimated amounts due on the $150.0 outstanding on the term loan of our 2006 Senior Secured Credit Facility, based on the actual rate of interest at June 30, 2008.  Actual interest payments will fluctuate based on LIBOR pursuant to the terms of the 2006 Senior Secured Credit Facility.

We believe that our cash flows, together with cash on hand and the availability under the 2008 Senior Secured Credit Facility, provide us with the ability to fund our operations, make planned capital expenditures and make scheduled debt service payments for at least the next twelve months. However, such cash flows are dependent upon our future operating performance, which, in turn, is subject to prevailing economic conditions and to financial, business and other factors, including the conditions of our markets, some of which are beyond our control. If, in the future, we cannot generate sufficient cash from operations to meet our debt service obligations, we will need to refinance such debt obligations, obtain additional financing or sell assets. We cannot assure you that our business will generate cash from operations or that we will be able to obtain financing from other sources sufficient to satisfy our debt service or other requirements.

Off-Balance Sheet Arrangements

Lease Arrangements

We finance our use of certain equipment under committed lease arrangements provided by various financial institutions. Since the terms of these arrangements meet the accounting definition of operating lease arrangements, the aggregate sum of future minimum lease payments is not reflected in our consolidated balance sheet.  Future minimum lease payments under these arrangements aggregated approximately $118.2 at June 30, 2008.

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

Deferred Tax Assets

We maintained a valuation allowance of approximately $9.8 as of June 30, 2008 primarily related to our domestic capital loss carryforwards because of uncertainties that preclude us from determining that it is more likely than not that we will be able to generate sufficient capital gain income and realize the tax benefit during the applicable carryforward period.

RECENT ACCOUNTING PRONOUNCEMENTS

     For a discussion of New Accounting Standards and Recent Accounting Pronouncements, refer to Note 2 of the Notes to our Condensed Consolidated Financial Statements included in Part 1, Item 1 of this report.

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

DEPENDENCE UPON CONDITIONS IN THE AIRLINE INDUSTRY

The September 11, 2001 terrorist attacks, SARS and the onset of the Iraq war severely impacted conditions in the airline industry. According to industry sources, in the aftermath of the attacks most major U.S. and a number of international carriers substantially reduced their flight schedules, parked or retired portions of their fleets, reduced their workforces and implemented other cost reduction initiatives. U.S. airlines further responded by decreasing domestic airfares. As a result of the decline in both traffic and airfares following the September 11, 2001 terrorist attacks, and their aftermath, as well as other factors, such as increases in fuel costs and heightened competition from low-cost carriers, the world airline industry lost a total of approximately $42.0 billion in calendar years 2001-2005. The airline industry crisis also caused28 airlines worldwide to declare bankruptcy or cease operations in the last seven years. The recent increases in fuel prices and the prospect of continued fuel price increases are expected to continue to have a negative impact on the airline and business jet industries. According to International Air Transport Association (IATA), the worldwide airline industry is expected to incur losses of approximately $6.1 billion during 2008, which reflects the expectation that the North American airlines will incur losses of approximately $4.2 billion, the European, Asia-Pacific and Middle Eastern airlines will incur losses of approximately $0.8 billion and the Latin American and African airlines will incur losses of approximately $1.0 billion. These IATA estimates assume no benefit from any mitigating actions to be taken during 2008 (such as increased ticket prices and the recently announced capacity reductions), and further assume average oil prices at $122.0 per barrel for the full year 2008. The price of a barrel of oil at January 2, 2008 was approximately $99.6 and at July 25, 2008, was approximately $123.0.

As a result of the foregoing, the domestic U.S. airlines, in large part, have been seeking to conserve cash by not placing orders for cabin interior refurbishment programs or new aircraft. This, together with the reduction of new business jet production, caused a substantial contraction in our business during the 2001 through 2003 period.  Although the global airline industry began to recover in late 2003, the challenging operating environment we face in our industry is expected to continue and will be influenced by a wide variety of factors currently affecting the industry, including the economic environment, fuel prices, labor issues, airline consolidation, airline insolvencies, terrorism and safety concerns. The rate at which the business jet industry recovers is dependent on corporate profits, the number of used jets on the market and other factors, which could slow the rate of recovery.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include, but are not limited to, all statements that do not relate solely to historical or current facts, including statements regarding the expected benefits derived in connection with the HCS acquisition, implementation and expected benefits of lean manufacturing and continuous improvement plans, our dealings with customers and partners, the consolidation of facilities, reduction of our workforce, integration of acquired businesses, ongoing capital expenditures, our ability to grow our business, the impact of the large number of grounded aircraft on demand for our products and our underlying assets, the adequacy of funds to meet our capital requirements, the ability to refinance our indebtedness, if necessary, the reduction of debt, the potential impact of new accounting pronouncements, and the impact on our business of the recent increases in passenger traffic and projected increases in passenger traffic and the size of the airline fleet.  Such forward-looking statements include risks and uncertainties and our actual experience and results may differ materially from the experience and results anticipated in such statements. Factors that might cause such a difference include those discussed in our filings with the Securities and Exchange Commission, under the heading "Risk Factors" in our Annual Report on Form 10-K, for the fiscal year ended December 31, 2007 as well as future events that may have the effect of reducing our available operating income and cash balances, such as unexpected operating losses, the impact of rising fuel prices on our airline customers, outbreaks in national or international hostilities, terrorist attacks, prolonged health issues which reduce air travel demand (e.g., SARS), delays in, or unexpected costs associated with, the integration of our acquired or recently consolidated businesses, including HCS, conditions in the airline industry, conditions in the business jet industry, regulatory developments, problems meeting customer delivery requirements, our success in winning new or expected refurbishment contracts from customers, capital expenditures, increased leverage, possible future acquisitions, facility closures, product transition costs, labor disputes involving us, our significant customers or airframe manufacturers, the possibility of a write-down of intangible assets, delays or inefficiencies in the introduction of new products, fluctuations in currency exchange rates or our inability to properly manage our rapid growth.

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

From time to time, we and our foreign subsidiaries may enter into foreign currency exchange contracts to manage risk on transactions conducted in foreign currencies. At June 30, 2008, we had no outstanding forward currency exchange contracts.  In addition, we have not entered into any other derivative financial instruments.

Interest Rates – At June 30, 2008, we had adjustable rate debt totaling $150.0.  The weighted average interest rates for the adjustable rate debt was approximately 4.68% at June 30, 2008.  If interest rates on variable rate debt were to increase by 10% above current rates, our pretax income would decline by approximately $0.7. We do not engage in transactions intended to hedge our exposure to changes in interest rates.

As of June 30, 2008, we maintained a portfolio of securities consisting mainly of taxable, interest-bearing deposits with weighted average maturities of less than three months.  If short-term interest rates were to increase or decrease by 10%, we estimate interest income would increase or decrease by approximately $0.1.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

     The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness, as of  June 30, 2008, of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company’s periodic filings with the Securities and Exchange Commission and in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified, in the SEC’s rules and forms.

Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the second quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	Not applicable.
Item 1A. Risk Factors

RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Item 1A. Risk Factors” in our 2007 Annual Report on Form 10-K, which could materially adversely affect our business, financial condition, results of operations, cash flows or prospects. Other than as set forth below, there have been no material changes in our risk factors from those disclosed in our 2007 Annual Report on Form 10-K.  The information presented below updates and should be read in conjunction with the risk factors contained in our most recent Annual Report on Form 10-K.

We are directly dependent upon the conditions in the airline and business jet industries and a severe and prolonged downturn could negatively impact our results of operations.

The September 11, 2001 terrorist attacks, SARS and the onset of the Iraq war severely impacted conditions in the airline industry. According to industry sources, in the aftermath of the attacks most major U.S. and a number of international carriers substantially reduced their flight schedules, parked or retired portions of their fleets, reduced their workforces and implemented other cost reduction initiatives. U.S. airlines further responded by decreasing domestic airfares.  As a result of the decline in both traffic and airfares following the September 11, 2001 terrorist attacks, and their aftermath, as well as other factors, such as increases in fuel costs and heightened competition from low-cost carriers, the world airline industry lost a total of approximately $42.0 billion in calendar years 2001-2005. The airline industry crisis also caused28 airlines worldwide to declare bankruptcy or cease operations in the last seven years. The recent increases in fuel prices and the prospect of continued fuel price increases are expected to continue to have a negative impact on the airline and business jet industries. According to International Air Transport Association (IATA), the worldwide airline industry is expected to incur losses of approximately $6.1 billion during 2008, which reflects the expectation that the North American airlines will incur losses of approximately $4.2 billion, the European, Asia-Pacific and Middle Eastern airlines will incur losses of approximately $0.8 billion and the Latin American and African airlines will incur losses of approximately $1.0 billion. These IATA estimates assume no benefit from any mitigating actions to be taken during 2008 (such as increased ticket prices and the recently announced capacity reductions), and further assume average oil prices at $122.0 per barrel for the full year 2008. The price of a barrel of oil at January 2, 2008 was approximately $99.6 and at July 25, 2008, was approximately $123.0.

As a result of the foregoing, the domestic U.S. airlines, in large part, have been seeking to conserve cash by not placing orders for cabin interior refurbishment programs or new aircraft. This, together with the reduction of new business jet production, caused a substantial contraction in our business during the 2001 through 2003 period.  Although the global airline industry began to recover in late 2003, the challenging operating environment we face in our industry is expected to continue and will be influenced by a wide variety of factors currently affecting the industry, including the economic environment, fuel prices, labor issues, airline consolidation, airline insolvencies, terrorism and safety concerns. The rate at which the business jet industry recovers is dependent on corporate profits, the number of used jets on the market and other factors, which could slow the rate of recovery.

Increased leverage could adversely impact our business and results of operations.

As of June 30, 2008, on a pro forma basis, after giving effect to the issuance on July 1, 2008 of $600.0 million of our 8½% senior unsecured notes due 2018 (the “Senior Notes”), the borrowings under our new Senior Secured Credit Facility (the “2008 Senior Secured Credit Facility”) and the repayment of the 2006 Senior Secured Credit Facility (collectively, the “Financing Transactions”), we would have had approximately $1,126.6 million of indebtedness, with $525.0 million consisting of secured borrowings under the 2008 Senior Secured Credit Facility with $350.0 million of undrawn borrowing capacity under the revolving credit facility of the 2008 Senior Secured Credit Facility, without taking into account any outstanding letters of credit. As a result of the Financing Transactions our ratio of total debt to capitalization increased from 9.9% to 42.4%. The foregoing amounts do not include trade payables to which the Senior Notes are effectively subordinated.

The terms of the 2008 Senior Secured Credit Facility and the indenture governing the Senior Notes limit but do not prohibit us from incurring substantial amounts of additional debt in the future, which we may incur to finance our operations, for future growth, acquisitions or for other purposes. If new debt is added to our current debt levels, the related risks that we now face could intensify.

Our consolidated pro forma interest expense, net for the year ended December 31, 2007, pro forma for the Financing Transactions, assuming the completion of the Financing Transactions on that date, would have been $99.6 million compared to our historical interest expense, net of $20.9 million for the year ended December 31, 2007.

Our higher degree of leverage as a result of the consummation of the Financing Transactions or as a result of additional debt we may incur in the future could have important consequences to us. For example, it could:

• increase our vulnerability to adverse economic and industry conditions;

• require us to dedicate a substantial portion of cash from operations to the payment of debt service, thereby reducing the availability of cash to fund working capital, capital expenditures and other general corporate purposes;

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

In addition, we have a number of subsidiaries in foreign countries (primarily in Europe), which have sales outside the United States. Approximately 38% and 35%, respectively, of our sales during the fiscal years ended December 31, 2007 and 2006 came from our foreign operations. Fluctuations in the value of foreign currencies affect the dollar value of our net investment in foreign subsidiaries, with these fluctuations being included in a separate component of stockholders' equity. At December 31, 2007, we reported a cumulative foreign currency translation adjustment of approximately $22.6 million in stockholders' equity as a result of foreign currency adjustments, and we may incur additional adjustments in future periods. In addition, operating results of foreign subsidiaries are translated into U.S. dollars for purposes of our statement of operations at average monthly exchange rates. Moreover, to the extent that our revenues are not denominated in the same currency as our expenses, our net earnings could be materially adversely affected. For example, a portion of labor, material and overhead costs for goods produced in our production facilities in the United Kingdom, Germany and the Netherlands are incurred in British pounds or euros, but the related sales revenues are generally denominated in U.S. dollars. Changes in the value of the U.S. dollar or other currencies could result in material fluctuations in foreign currency translation amounts or the U.S. dollar value of transactions and, as a result, our net earnings could be materially adversely affected. Our exposure to foreign currencies will increase as a result of the HCS acquisition.

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

The acquisition of HCS, and future acquisitions that we may make, may be less successful than we expect, which could have a material adverse effect on our financial condition.

We have substantially expanded the size, scope and nature of our business as a result of a number of acquisitions. Since 1989, we completed 25 acquisitions, for an aggregate purchase price of approximately $2.1 billion. We intend to continue to explore and conduct discussions regarding possible future acquisitions, some of which may be material. Our acquisitions involve numerous risks. For example, we may not be successful in implementing appropriate operational, financial and management systems and controls to achieve the expected benefits from these acquisitions. Our efforts to integrate these businesses could be materially adversely affected by a number of factors beyond our control, such as regulatory developments, general economic conditions, increased competition and the loss of certain customers resulting from the acquisitions. In addition, the process of integrating these businesses could cause difficulties for us, including an interruption of, or loss of momentum in, the activities of our existing business and the loss of key personnel and customers. Further, the benefits that we anticipate from these acquisitions, including expected costs synergies, may not develop. Depending upon the acquisition opportunities available, we also may need to raise additional funds through the capital markets or arrange for additional bank financing in order to consummate such acquisitions. Changes in U.S. and global financial and equity markets, including market disruptions, limited liquidity and interest rate fluctuations, may increase the cost of raising capital. The inability to raise capital on favorable terms, particularly during times of uncertainty in the financial markets similar to that which is currently being experienced in the financial markets, could impact our ability to sustain and grow our businesses through acquisitions.

The HCS acquisition is larger than any of the other acquisitions we have made in the past. This acquisition will significantly increase the size of our Company and our dependence on our combined distribution segment and may expand the geographic areas in which we operate. We may not be able to achieve the desired benefits from the HCS acquisition or any other acquisitions we may complete in the future. Following the HCS acquisition, we may consider future acquisitions, some of which could be material to us.

Our total assets include substantial intangible assets.  The write-off of a significant portion of unamortized intangible assets would negatively affect our financial results.

Our total assets reflect substantial intangible assets and our intangible assets will increase substantially as a result of the HCS acquisition. At June 30, 2008, goodwill and identified intangibles, net, represented approximately 32% of our total assets. Intangible assets consist principally of goodwill and other identified intangible assets associated with our acquisitions.

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

Our Senior Secured Credit Facility and the indenture governing our Senior Notes contain numerous covenants that limit our ability to incur additional or repay existing indebtedness, to create liens or other encumbrances, to make certain payments and investments, including dividend payments, distributions in respect of our capital stock or repurchase of our capital stock, to engage in transactions with affiliates, to engage in sale/leaseback transactions, to guarantee indebtedness and to sell or otherwise dispose of assets and merge or consolidate with other entities. In addition, our Senior Secured Credit Facility contains financial covenants requiring us to maintain a minimum interest coverage ratio and a maximum total leverage ratio. Agreements governing future indebtedness could also contain significant financial and operating restrictions. A failure to comply with the obligations contained in any current or future agreement governing our indebtedness could result in an event of default under our current or any future bank credit facility or indentures or other agreements governing our debt securities, which could cause acceleration of the related debt and acceleration of debt under other instruments that may contain cross-acceleration or cross-default provisions. We may not have, or may not be able to obtain, sufficient funds to make any required accelerated payments.

As a supplier of military and other products to the U.S. government and contractors of the U.S. government, we are subject to additional risks.

Sales of our military and other products to the U.S. government or to contractors of the U.S. government are largely dependent upon government budgets. A reduction in funding for, or termination of, U.S. government programs that we participate in could adversely impact our results of operations. In addition, the terms of contracts with the U.S. government generally permit the U.S. government to terminate contracts partially or completely, with or without cause, at any time. Any unexpected termination of a significant government contract could have a material adverse effect on our results of operations. We are also subject to government investigations of business practices and compliance with government procurement regulations. If we were charged with wrongdoing as a result of any such investigation or other government investigations, we could be suspended from bidding on or receiving awards of new government contracts and/or have our export privileges suspended. The acquisition of the HCS business increases our exposure to this risk.

We may not successfully integrate HCS.

Our acquisition of HCS involves the integration of the HCS business with our distribution business. These two businesses were previously operated independently, often competing in some of the same or similar aerospace hardware consumables distribution markets. If we cannot successfully integrate HCS operations with those of our distribution segment, we may experience material negative consequences to our business, financial condition or results of operations. The integration of the two businesses that have previously operated separately will be a costly and time-consuming process that will involve a number of risks, including, but not limited to:

• diversion of senior management’s attention from the management of daily operations to the integration of operations;

• demands on the management of our distribution segment related to the significant increase in the size and scope of the distribution business for which they are responsible;

• difficulties in the assimilation of different corporate cultures, practices and sales and distribution methodologies, as well as in the assimilation and retention of extensive and geographically dispersed operations and personnel;

• difficulties in implementing information technology and automated inventory retrieval systems to support the entire combined business;

• larger foreign operations and increased exposure to risks relating to business operations outside the United States;

• difficulties and unanticipated expenses related to the integration of facilities, departments, systems, including accounting systems, computer and other technologies, books and records and procedures, as well as in maintaining uniform standards, including internal accounting controls, procedures and policies;

• costs and expenses associated with any undisclosed or potential liabilities;

• our ability to rationalize redundant facilities and consolidate multiple sales offices, forward stocking locations and operational facilities; and

• the use of more cash resources and increased capital expenditures on integration and implementation activities than we currently expect, which could offset any such savings and other synergies resulting from the HCS acquisition.

Successful integration of HCS’s operations with those of our distribution segment will depend on our ability to manage the combined operations, realize opportunities for revenue growth presented by broader product offerings and expanded geographic coverage and eliminate redundant and excess costs. The estimates of the expected annual cost synergies from the HCS acquisition assume that, in significant part, as result of our integration efforts, HCS’s operating margins will increase to levels that are more comparable to our operating margins over the next three years. There can be no assurance that the HCS business will achieve these anticipated operating margin levels. If our integration efforts are not successful, we may not be able to maintain the levels of revenue, earnings or operating efficiency that BE Aerospace and HCS had achieved or might have achieved if they remained separate businesses and that is anticipated as a result of the synergies expected to be realized with the combination of our distribution business with the HCS business. Even if we are able to successfully integrate the operations of HCS, we may not be able to realize the cost savings, synergies and revenue and earnings growth in our distribution segment that we anticipate from the integration in the time frame that we currently expect, and the costs of achieving these benefits may be higher than, what we currently expect.

We will depend on Honeywell for certain transitional services pursuant to a transition services agreement, which may be difficult for us to replace without operational problems and additional costs.

Our ability to operate and integrate the HCS business in a cost-effective manner depends to a large extent on the proper functioning of its information technology and business support systems. For a period of time following the closing of the HCS acquisition, Honeywell will continue to provide certain information technology, network and other support services to the HCS business. The terms of these arrangements are governed by a transition services agreement that we entered into at the time of the closing of the HCS acquisition. If Honeywell fails to perform its obligations under the transition services agreement, we may not be able to perform such services ourselves or obtain such services from third parties at all or on terms favorable to us. In addition, upon termination of the transition services agreement, if we are unable to develop the systems, resources and controls necessary to allow us to provide the services formerly provided by Honeywell or to obtain such services from third parties in a cost-effective manner, we may experience an increase in costs, which could adversely affect our business, financial condition or results of operations.

The HCS operations are subject to their own risks, which we may not be able to manage successfully. There may be additional risks resulting from the HCS acquisition that are not presently known to us.

HCS’s results of operations are subject to many of the same risks that affect our financial condition and results of operations and, more specifically, those of our distribution segment. There may be additional risks resulting from the HCS acquisition that are not presently known to us. Any discovery of adverse information concerning the HCS business could be material and, in many cases, we would have limited rights of recovery. The indemnification provided in the stock and asset purchase agreement may not be sufficient to protect us from, or compensate us for, all losses resulting from the acquisition or HCS’s prior operations. For example, under the terms of the acquisition agreement, indemnification is limited to certain subject matters and the maximum aggregate amount of such losses for which Honeywell will indemnify us is limited to $150.0 million, subject to certain exceptions. A material loss associated with the HCS acquisition for which there is not adequate indemnification could negatively affect our results of operations, our financial condition and our reputation in the industry and reduce the anticipated benefits of the acquisition.

As Honeywell will account for a substantial portion of our revenues following the acquisition, the loss of this customer would cause a significant decline in the acquired business’ revenues.

In connection with the closing of the acquisition of HCS, we entered into exclusive long-term supply and license agreements with Honeywell to become Honeywell’s exclusive licensee to supply third parties with certain proprietary Honeywell products and to supply Honeywell’s Aerospace business with certain products. As a result, Honeywell is expected to account for approximately 8.7% of our distribution segment’s sales. Any changes to the supply and license agreements which could result in reductions or terminations of product purchases by Honeywell without an offsetting increase in new sales to other customers, would result in a substantial decline in the acquired business’ revenue and operating results. In addition, as a result of the acquisition, certain HCS customers may not be willing to  continue or expand their existing relationships with HCS following the acquisition, which could adversely affect our business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	Not applicable.

Item 3. Defaults Upon Senior Securities	Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Annual meeting took place on July 31, 2008.

1.  Class II Directors elected –Robert J. Khoury and Jonathan M. Schofield.  Directors whose term of office continued after meeting (Class I and III) – Charles L. Chadwell, Richard G. Hamermesh, Amin J. Khoury, Jim C. Cowart and Arthur E. Wegner.

2.  Proposal to Adopt the MacBride Principles

The number of shares voted for, against and abstained/withheld were as follows:

1. Election of Class II Directors	For	Against	Abstain Withheld	Unvoted
Robert J. Khoury	81,552,236	0	3,573,350	0
Jonathan M. Schofield	58,268,112	0	26,857,474	0
2. Proposal to Adopt the MacBride Principles	8,804,509	57,024,463	12,655,509	6,641,105

Item 5. Other Information

On August 5, 2008, the Compensation Committee of our Board of Directors approved a grant of 75,000 restricted shares of our Common Stock, par value $.01 per share (the “Restricted Shares”) to Robert Marchetti, our vice president and general manager—distribution segment. The grant is made pursuant to the Company’s 2005 Long-Term Incentive Plan (the "Plan") and vests as follows:

·	Time-based Restricted Shares. 56,250 Restricted Shares will vest on December 31, 2010.
·
Performance-Based Restricted Shares. 18,750 Restricted Shares will vest on December 31, 2010 provided that the Company achieves a targeted level of cumulative operating earnings for the period from January 1, 2009 through December 31, 2010.

If prior to December 31, 2010 Mr. Marchetti’s employment with the Company and its subsidiaries terminates for any reason other than death or Disability (as defined in the Plan), the Restricted Shares will be immediately cancelled. If Mr. Marchetti’s employment is terminated prior to December 31, 2010 due to his death or Disability (as defined in the Plan), the Restricted Shares will vest immediately (regardless of the level of attainment of the performance goals) and will no longer be subject to cancellation or restrictions on transfer. In addition, upon a Change in Control (as defined in the plan) (regardless of the level of attainment of the performance goals), the Restricted Shares will vest immediately and will no longer be subject to cancellation or transfer restrictions. In all other respects, the Restricted Shares will be subject to the terms of the Plan and the standard form of award agreement.

Item 6.	Exhibits

Exhibit 10	Material Contracts

10.1
Commitment Letter, dated as of June 9, 2008, among the Registrant, JPMorgan Chase Bank, N.A., UBS Loan Finance LLC and Credit Suisse Securities (USA) LLC, as Initial Lenders, and J.P. Morgan Securities Inc., UBS Securities LLC and Credit Suisse Securities (USA) LLC, as Joint Lead Arrangers and Joint Bookrunners.

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

BE AEROSPACE, INC.

Date: August 7, 2008	By:	/s/ Amin J. Khoury
Amin J. Khoury
Chairman and
Chief Executive Officer

Date: August 7, 2008	By:	/s/ Thomas P. McCaffrey
Thomas P. McCaffrey
Senior Vice President and
Chief Financial Officer