Form 10-Q
period 2008-09-30
BE AEROSPACE INC
filed 2008-11-07
CIK 861361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For The Quarterly Period Ended September 30, 2008

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

The registrant has one class of common stock, $0.01 par value, of which 99,467,961 shares were outstanding as of November 4, 2008.

BE AEROSPACE, INC.

Form 10-Q for the Quarter Ended September 30, 2008

PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BE AEROSPACE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Dollars in Millions, Except Share Data)

	September 30,	December 31,
	2008	2007
ASSETS

Current assets:
Cash and cash equivalents	$115.6	$81.6
Accounts receivable – trade, less allowance for doubtful
accounts ($5.9 at September 30, 2008 and $4.5 at
December 31, 2007)	355.1	218.0
Inventories, net	1,121.2	636.3
Deferred income taxes, net	8.9	62.4
Other current assets	27.4	21.7
Total current assets	1,628.2	1,020.0

Property and equipment, net of accumulated depreciation
($168.9 at September 30, 2008 and $158.6 at December 31, 2007)	117.3	116.4
Goodwill	1,098.6	467.2
Identifiable intangible assets, net of accumulated amortization
($117.3 at September 30, 2008 and $109.7 at December 31, 2007)	282.3	142.2
Deferred income taxes, net	0.2	--
Other assets, net	73.1	26.2
	$3,199.7	$1,772.0

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$272.1	$192.1
Accrued liabilities	180.6	114.7
Current maturities of long-term debt	6.6	1.6
Total current liabilities	459.3	308.4

Long-term debt, net of current maturities	1,118.5	150.3
Deferred income taxes, net	38.2	34.9
Other non-current liabilities	31.0	20.3

Commitments, contingencies and off-balance sheet
arrangements (Note 13)
Stockholders' equity:
Preferred stock, $0.01 par value; 1.0 million shares
authorized; no shares outstanding	--	--
Common stock, $0.01 par value; 200.0 million shares
authorized; 99.5 million (September 30, 2008) and
93.1 million (December 31, 2007) shares issued
and outstanding	1.0	0.9
Additional paid-in capital	1,494.6	1,324.3
Retained earnings (accumulated deficit)	64.5	(89.7)
Accumulated other comprehensive (loss) income	(7.4)	22.6
Total stockholders' equity	1,552.7	1,258.1
	$3,199.7	$1,772.0

See accompanying notes to condensed consolidated financial statements.

BE AEROSPACE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
(In Millions, Except Per Share Data)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007

Net sales	$587.8	$428.2	$1,583.2	$1,214.2
Cost of sales	394.4	281.5	1,040.9	792.6
Selling, general and administrative	58.6	48.4	176.6	149.9
Research, development and
engineering	33.5	35.1	102.7	92.6

Operating earnings	101.3	63.2	263.0	179.1

Operating earnings percentage	17.2%	14.8%	16.6%	14.8%

Interest expense, net	19.8	3.1	24.9	17.8
Debt prepayment costs	3.6	--	3.6	11.0

Earnings before income taxes	77.9	60.1	234.5	150.3

Income taxes	26.1	15.6	80.3	45.3

Net earnings	$51.8	$44.5	$154.2	$105.0

Net earnings per common share:

Basic	$0.54	$0.49	$1.66	$1.21
Diluted	$0.54	$0.48	$1.65	$1.20

Weighted average common shares:

Basic	96.0	91.2	93.1	87.0
Diluted	96.3	91.9	93.5	87.7

See accompanying notes to condensed consolidated financial statements.

BE AEROSPACE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in Millions)

	NINE MONTHS ENDED
	September 30,	September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$154.2	$105.0
Adjustments to reconcile net earnings to net cash flows provided by (used in)
operating activities, net of effects from acquisition:
Depreciation and amortization	28.9	25.7
Provision for doubtful accounts	2.0	0.7
Non-cash compensation	11.2	7.9
Deferred income taxes	68.7	41.7
Debt prepayment costs	3.6	11.0
Loss on disposal of property and equipment	0.2	0.4
Changes in operating assets and liabilities, net of effects from acquisition:
Accounts receivable	(87.7)	(45.9)
Inventories	(165.6)	(169.5)
Other current assets and other assets	(5.1)	(17.1)
Payables, accruals and other liabilities	35.6	21.8
Net cash flows provided by (used in) operating activities	46.0	(18.3)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(20.7)	(21.7)
Acquisitions, net of cash acquired	(912.2)	(0.4)
Net cash flows used in investing activities	(932.9)	(22.1)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock issued	1.0	384.1
Proceeds from long-term debt	1,124.5	--
Principal payments on long term debt	(151.4)	(351.6)
Debt origination and prepayment costs	(50.2)	(7.4)
Borrowings from line of credit	40.0	70.0
Repayments on line of credit	(40.0)	(70.0)
Net cash flows provided by financing activities	923.9	25.1

Effect of foreign exchange rate changes on cash and cash equivalents	(3.0)	1.5

Net increase (decrease) in cash and cash equivalents	34.0	(13.8)

Cash and cash equivalents, beginning of period	81.6	65.0

Cash and cash equivalents, end of period	$115.6	$51.2

Supplemental disclosures of cash flow information:
Cash paid during period for:
Interest, net	$9.2	$23.3
Income taxes, net	$4.5	$1.8

Supplemental schedule of non-cash activities:
Common stock issued in connection with acquisition	$158.3	$--

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

In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), “Business Combinations” (“FAS 141(R)”) and No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“FAS 160”).  FAS 141(R) will change how business acquisitions are accounted for and FAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity.  Purchase price adjustments for acquisitions consummated before the effective date of FAS 141(R) will be recognized under FAS 141 with the exception of certain tax adjustments. FAS 141(R) and FAS 160 are effective for fiscal years beginning on or after December 15, 2008 (January 1, 2009 for the Company).  The adoption of FAS 141(R) and FAS 160 is not expected to have a material impact on the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement No. 133” (“FAS 161”).  FAS 161 expands disclosure requirements about how derivative and hedging activities affect an entity’s financial position, financial performance and cash flows.  FAS 161 is effective for fiscal years beginning after November 15, 2008, with early adoption encouraged.  The adoption of FAS 161 is not expected to have a material impact on the Company’s consolidated financial statements.

Note 3.                  Business Combinations

On July 28, 2008, the Company acquired from Honeywell International Inc. (“Honeywell”) its Consumables Solutions distribution business (“HCS”) for $1,070.5.  The purchase price consisted of $901.4 in cash plus six million shares of the Company’s common stock valued at $158.3, or $26.38 per share plus transaction fees and expenses of $10.8.  For financial reporting purposes, the share price was based on the closing price of the Company’s common stock two business days before, including and after the measurement date (July 24, 2008) .The HCS acquisition has been accounted for using the purchase method of accounting and has been included in the Company’s consolidated financial statements from July 28, 2008.

The HCS business distributes consumables parts and supplies to aviation industry manufacturers, airlines, and aircraft repair and overhaul facilities.  The combination of HCS with the Company’s Distribution Segment created the leading global distributor and value added supply chain manager of aerospace hardware and other consumable products.  The combined business serves as a distributor for every major aerospace fastener manufacturer in the world.

In connection with the HCS acquisition, the Company entered into a 30-year license agreement to become Honeywell’s exclusive licensee with respect to the sale to the global aerospace industry of Honeywell proprietary fasteners, seals, bearings, gaskets and electrical components associated with Honeywell’s engines, APU’s, avionics, wheels and brakes.  The Company also became the exclusive supplier of both Honeywell proprietary consumables and standard consumables to support the internal manufacturing needs of Honeywell Aerospace.

 In connection with the HCS acquisition, the Company entered into a new senior secured credit facility, consisting of a $525.0 term loan facility with a six-year maturity and a revolving credit facility of $350.0, with a five-year maturity (the “2008 Senior Secured Credit Facility”).  In addition, in July 2008 the Company issued $600.0 aggregate principal amount of 8½% Senior Unsecured Notes due 2018 (the “Senior Unsecured Notes”), in an offering registered pursuant to the Securities Act of 1933, as amended.

The Company used the net proceeds from the Senior Unsecured Notes offering together with term loan borrowings under the 2008 Senior Secured Credit Facility and six million shares of  common stock to Honeywell to pay for the HCS acquisition, to repay approximately $150.0 of existing indebtedness under its 2006 Senior Secured Credit Facility, which was terminated in connection with the repayment, and to pay transaction fees and expenses.

After giving effect to the HCS acquisition and the related financing transactions, as of September 30, 2008, the Company had $1,125.1 of outstanding indebtedness consisting of $523.7 of term loan borrowings under the 2008 Senior Secured Credit Facility due in 2014, $600.0 of 8½% Senior Unsecured Notes due 2018 and $1.4 of other debt.  At September 30, 2008, stockholders equity was $1,552.7.

The Company has not yet completed the purchase price allocation for the acquisition of HCS.  The estimated excess of the purchase price over the fair value of identifiable net tangible assets acquired was $786.4, of which $150.0 has been preliminarily allocated to intangible assets and $636.4 has been preliminarily included in goodwill in the distribution segment.

The following summarizes the estimated allocations in accordance with SFAS 141.

Accounts receivable-trade	$60.5
Inventories	334.1
Goodwill	636.4
Identified intangibles	150.0
Other current & noncurrent assets	11.4
Accounts payable and accrued liabilities	(114.3)
Other liabilities	(7.6)
Total purchase price	1,070.5
Common stock issued to seller	(158.3)
Cash paid for HCS	$912.2

Goodwill of $636.4 and other intangibles of $144.0 are expected to be deductible for tax purposes.

Consolidated pro forma operating results for the three and nine month periods ended September 30, 2008 and 2007, giving effect to the acquisition of HCS as if it occurred on January 1, 2007 and 2008, respectively, were as follows:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
Revenues	$629.3	$563.9	$1,932.4	$1,618.2
Net earnings	52.7	41.0	161.8	99.8
Net earnings per share (diluted)	$0.51	$0.42	$1.63	$1.07

Note 4.                  Inventories

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

	September 30, 2008	December 31, 2007
Purchased materials and component parts	$150.4	$132.2
Work-in-process	38.4	37.7
Finished goods (primarily consumables/fasteners)	932.4	466.4
	$1,121.2	$636.3

Note 5.                  Goodwill and Intangible Assets

In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets”, the Company completed the fair value analysis for goodwill and other intangible assets as of December 31, 2007, and concluded that no impairment existed.  As of September 30, 2008, the Company believed that no indicators of impairment existed.  Amortization expense on identifiable intangible assets was approximately $4.3 and $2.6 for the three month periods ended September 30, 2008 and 2007, respectively and $9.8 and $8.4 for the nine months ended September 30, 2008 and 2007, respectively.  The Company expects to report amortization expense of approximately $20 in each of the next five fiscal years.

Note 6.                  Long-Term Debt

At September 30, 2008 long term debt consisted of the 2008 Senior Secured Credit facility and the Senior Unsecured Notes.

Term loan borrowings under the 2008 Senior Secured Credit Facility bear interest at an annual rate equal to the London interbank offered rate (LIBOR) plus 275 basis points (6.01% at September 30, 2008). Revolving credit borrowings under the 2008 Senior Secured Credit Facility, if any, would bear interest at an annual rate equal to, at the Company’s option, LIBOR plus 275 basis points or prime (as defined) plus 175 basis points.

 As of September 30, 2008, there were no borrowings outstanding on the revolving credit facility of the 2008 Senior Secured Credit Facility and term loan borrowings under the 2008 Senior Secured Credit Facility were $523.7.  The revolving credit facility under the 2008 Senior Credit Facility matures in 2013 and the term loan matures in 2014.

The 2008 Senior Secured Credit Facility contains maintenance and financial covenants including  an interest coverage ratio (as defined therein), and a total leverage ratio (as defined therein).  The 2008 Senior Secured Credit Facility is collateralized by substantially all of the Company’s assets and contains customary affirmative covenants, negative covenants and conditions precedent for borrowings, all of which were met as of September 30, 2008.

The Company’s $600.0 Senior Unsecured Notes bear interest at 8½%, due in semi-annual payments on January 1 and July 1 of each year and mature in 2018.

Debt prepayment costs of $3.6 related to prepayment of the Company’s term loan borrowings under its 2006 Senior Secured Credit Facility of $150.0 in connection with the acquisition of HCS  were recorded during the third quarter of 2008.

Note 7.	Fair Value Measurements

The Company adopted SFAS No. 157, “Fair Value Measurements” (“FAS 157”), effective January 1, 2008.  FAS 157 defines fair value as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

The only assets or liabilities to which FAS 157 apply are cash and cash equivalents; there was no difference between fair value of such assets and historical cost basis set forth in the September 30, 2008 balance sheet.

Note 8.                  Accounting for Stock-Based Compensation

The Company has a Long Term Incentive Plan (“LTIP”) under which the Company’s Compensation Committee may grant stock options, stock appreciation rights, restricted stock, restricted stock units or other forms of equity-based or equity-related awards.

During the three and nine months ended September 30, 2008, the Company granted 317,862 and 349,843 shares, respectively, of restricted stock with an average fair market value at the date of grant of $25.78 and $26.92, respectively.  Compensation cost is being recognized on a straight-line basis over the vesting period of the stock.  Share-based compensation of $3.9 and $10.8 was recognized during the three and nine month periods ended September 30, 2008, respectively, related to these stock grants and restricted stock granted in prior periods.  Unrecognized compensation expense related to share grants, including the estimated impact of any future forfeitures, was $36.4 at September 30, 2008.

No compensation cost was recognized for stock options during the three and nine month periods ended September 30, 2008 and 2007, respectively, since no options were granted or vested during these periods.

 The Company has established a qualified Employee Stock Purchase Plan which allows qualified employees (as defined in the Employee Stock Purchase Plan) to purchase shares of the Company's common stock at a price equal to 85% of the closing price at the end of each semi-annual stock purchase period.  Compensation cost for this plan of $0.1 was recognized for each of the three month periods ended September 30, 2008 and 2007 and $0.3 was recognized for each of the nine month periods ended September 30, 2008 and 2007.

Note 9.	Segment Reporting

The Company is organized based on the products and services it offers.  Following the acquisition of HCS described in Note 3, the Company revised its reportable segments to reflect three reporting segments: Distribution, Commercial Aircraft and Business Jet, which aligns with the Company’s organizational structure. Segment information for prior periods has been presented in a consistent manner.

Each segment reports its results of operations and makes requests for capital expenditures and acquisition funding to the Company’s chief operational decision-making group. This group is presently comprised of the Chairman and Chief Executive Officer, the President and Chief Operating Officer, and the Senior Vice President and Chief Financial Officer.  Each segment has separate management teams and infrastructures dedicated to providing a full range of products and services to their customers.

The following table presents net sales and operating earnings by business segment:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
Net sales
Distribution	$219.2	$93.3	$464.8	$286.5
Commercial Aircraft	300.8	287.2	905.5	791.4
Business Jet	67.8	47.7	212.9	136.3
	$587.8	$428.2	$1,583.2	$1,214.2
Operating earnings(1)
Distribution	$42.1	$21.4	$109.0	$62.9
Commercial Aircraft	49.4	38.1	124.5	103.6
Business Jet	9.8	3.7	29.5	12.6
	101.3	63.2	263.0	179.1
Interest expense	19.8	3.1	24.9	17.8
Debt prepayment costs	3.6	--	3.6	11.0
Earnings before income taxes	$77.9	$60.1	$234.5	$150.3

(1) Operating earnings includes an allocation of corporate general and administrative and employee benefits costs based on the proportion of each segments’ sales and employees, respectively.

The following table presents capital expenditures by business segment:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
Distribution	$1.7	$0.5	$3.7	$2.6
Commercial Aircraft	4.9	5.2	14.8	15.3
Business Jet	0.8	1.3	2.2	3.8
	$7.4	$7.0	$20.7	$21.7

The following table presents total assets by business segment:

	September 30,	December 31,
	2008	2007
Distribution	$1,977.4	$575.2
Commercial Aircraft	961.0	940.4
Business Jet	261.3	256.4
	$3,199.7	$1,772.0

    Corporate assets of $152.0 and $139.2 at September 30, 2008 and December 31, 2007, respectively, have been allocated to the above segments based on each segment’s respective percentage of total assets.

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

	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
Net earnings	$51.8	$44.5	$154.2	$105.0

Basic weighted average common shares	96.0	91.2	93.1	87.0
Effect of dilutive stock options and
employee stock puchase plan share	0.1	0.2	0.1	0.3
Effect of restricted shares issued	0.2	0.5	0.3	0.4
Diluted weighted average common shares	96.3	91.9	93.5	87.7

Basic net earnings per share	$0.54	$0.49	$1.66	$1.21
Diluted net earnings per share	$0.54	$0.48	$1.65	$1.20

Note 11.                  Comprehensive Earnings

Comprehensive earnings is defined as all changes in a company's net assets except changes resulting from transactions with shareholders. It differs from net earnings in that certain items currently recorded to equity would be a part of comprehensive earnings.

The following table sets forth the computation of comprehensive earnings for the periods presented:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
Net earnings	$51.8	$44.5	$154.2	$105.0
Other comprehensive earnings:
Foreign exchange translation adjustment and other	(43.3)	9.7	(30.0)	16.1
Comprehensive earnings	$8.5	$54.2	$124.2	$121.1

Note 12.                  Accounting for Income Taxes

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

The Company’s tax expense of $26.1 and $80.3, respectively, during the three and nine month periods ended September 30, 2008 reflects approximately $1.0 of tax benefits associated with non-recurring tax planning initiatives that were finalized during 2008.  Our tax expense for this period would have been $27.0 and $81.3, respectively, excluding these non-recurring tax planning initiatives resulting in an effective tax rate of approximately 34.7%.

The Company is currently undergoing a U.S. federal income tax examination as well as an examination of one of its non-U.S. jurisdictions.  With minor exceptions, the Company is currently open to audit by the tax authorities for the tax years ending December 31, 2003 through December 31, 2007.

The Company classifies interest and penalties related to income taxes as income tax expense.  The amount included in the Company’s liability for unrecognized tax benefits for interest and penalties as of the date of adoption of FIN 48 was under $1.0 and this amount did not materially change as of September 30, 2008. It is reasonably possible that the Company’s liability for unrecognized tax benefits may materially change within the next 12 months. While an estimate of the range of the reasonably possible changes cannot be made at this time, the amount of any such change is not expected to be material.

Note 13.                      Commitments, Contingencies and Off-Balance Sheet Arrangements

Lease Commitments — The Company finances its use of certain facilities and equipment under committed lease arrangements provided by various institutions.  Since the terms of these arrangements meet the accounting definition of operating lease arrangements, the aggregate sum of future minimum lease payments is not reflected on the condensed consolidated balance sheet.  At September 30, 2008, future minimum lease payments under these arrangements totaled approximately $141.9; the majority of which related to the long-term real estate leases.

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

	NINE MONTHS ENDED
	September 30,	September 30,
	2008	2007
Beginning balance	$20.6	$18.4
Accruals for warranties issued
during the period	22.9	13.2
Settlements made	(21.4)	(12.4)
Ending balance	$22.1	$19.2

BE AEROSPACE, INC.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(Dollars In Millions, Except As Noted And Per Share Data)

OVERVIEW

The following discussion and analysis addresses the results of our operations for the three and nine month periods ended September 30, 2008, as compared to our results of operations for the three and nine month periods ended September 30, 2007. In addition, the discussion and analysis addresses our liquidity, financial condition and other matters for these periods.

Based on our experience in the industry, we believe that we are the world’s largest manufacturer of cabin interior products for commercial aircraft and for business jets and the leading aftermarket distributor of aerospace fasteners and consumables. We sell our products directly to virtually all of the world’s major airlines and airframe manufacturers and a wide variety of business jet customers. In addition, based on our experience, we believe that we have achieved leading global market positions in each of our major product categories, which include:

•	a broad line of aerospace fasteners and consumables, covering over 275,000 stock keeping units (SKUs) serving the commercial aircraft, business jet and military and defense industries;

•	commercial aircraft seats, including an extensive line of super first class, first class, business class, tourist class and regional aircraft seats;

•
a full line of aircraft food and beverage preparation and storage equipment, including coffeemakers, water boilers, beverage containers, refrigerators, freezers, chillers and ovens including, microwave, high heat, convection and steam ovens;

•	both chemical and gaseous aircraft oxygen delivery, distribution and storage systems, protective breathing equipment and lighting products; and

•
business jet and general aviation interior products, including an extensive line of executive aircraft seats, direct and indirect overhead lighting systems, oxygen delivery systems, air valve systems, high-end furniture and cabinetry.

We also design, develop and manufacture a broad range of cabin interior structures and provide comprehensive aircraft cabin interior reconfiguration and passenger-to-freighter conversion engineering services and component kits.

We conduct our operations through strategic business units that have been aggregated under three reportable segments: Distribution, Commercial Aircraft and Business Jet.

Net sales by reportable segment for the three and nine month periods ended September 30, 2008 and September 30, 2007 were as follows:

	THREE MONTHS ENDED				NINE MONTHS ENDED
	September 30, 2008		September 30, 2007		September 30, 2008		September 30, 2007
	Net Sales	% of Net Sales	Net Sales	% of Net Sales	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Distribution	$219.2	37.3%	$93.3	21.8%	$464.8	29.4%	$286.5	23.6%
Commercial Aircraft	300.8	51.2%	287.2	67.1%	905.5	57.2%	791.4	65.2%
Business Jet	67.8	11.5%	47.7	11.1%	212.9	13.4%	136.3	11.2%
	$587.8	100.0%	$428.2	100.0%	$1,583.2	100.0%	$1,214.2	100.0%

Net sales by geographic area (based on destination) for the three and nine month periods ended September 30, 2008 and September 30, 2007 were as follows:

	THREE MONTHS ENDED				NINE MONTHS ENDED
	September 30, 2008		September 30, 2007		September 30, 2008		September 30, 2007
	Net	% of	Net	% of	Net	% of	Net	% of
	Sales	Net Sales	Sales	Net Sales	Sales	Net Sales	Sales	Net Sales
United States	$283.3	48.2%	$192.5	45.0%	$733.6	46.3%	$531.6	43.8%
Europe	143.5	24.4%	112.8	26.3%	368.4	23.3%	360.9	29.7%
Asia, Pacific Rim,
Middle East and
Other	161.0	27.4%	122.9	28.7%	481.2	30.4%	321.7	26.5%
	$587.8	100.0%	$428.2	100.0%	$1,583.2	100.0%	$1,214.2	100.0%

Net sales from our domestic and foreign operations for the three and nine month periods ended September 30, 2008 and September 30, 2007 were as follows:

	THREE MONTHS ENDED				NINE MONTHS ENDED
	September 30, 2008		September 30, 2007		September 30, 2008		September 30, 2007
	Net	% of	Net	% of	Net	% of	Net	% of
	Sales	Net Sales	Sales	Net Sales	Sales	Net Sales	Sales	Net Sales
Domestic	$406.9	69.2%	$252.9	59.1%	$1,058.0	66.8%	$738.6	60.8%
Foreign	180.9	30.8%	175.3	40.9%	525.2	33.2%	475.6	39.2%
Total	$587.8	100.0%	$428.2	100.0%	$1,583.2	100.0%	$1,214.2	100.0%

New product development is a strategic initiative for us. Our customers regularly request that we engage in new product development and enhancement activities. We believe that these activities will protect and enhance our leadership position. We believe our investments in research and development over the past several years have been the driving force behind our ongoing market share gains. Research, development and engineering spending have been approximately 7% - 8% of sales for the past several years and are expected to decline as a percent of sales, a result of the higher level of distribution segment revenues following the acquisition of HCS.

We also believe in providing our businesses with the tools required to remain competitive. In that regard, we have invested, and intend to continue to invest, in property and equipment that enhance our productivity. Taking into consideration the HCS acquisition, our backlog, targeted capacity utilization levels, recent capital expenditure investments and current industry conditions, we anticipate capital expenditures of approximately $45-$50 over the next twelve months.

On July 28, 2008, we acquired from Honeywell International Inc. (“Honeywell”) its Consumables Solutions distribution business (“HCS”) for $901.4 in cash plus six million shares of our common stock valued at $158.3, or $26.38 per share plus transaction fees and expenses of $10.8. The HCS acquisition has been accounted for using the purchase method of accounting.

In connection with the HCS acquisition, we entered into a 30-year license agreement to become Honeywell’s exclusive licensee with respect to the sale to the global aerospace industry of Honeywell proprietary fasteners, seals, bearings, gaskets and electrical components associated with Honeywell’s engines, APU’s, avionics, wheels and brakes.  We also became the exclusive supplier of both Honeywell proprietary consumables and standard consumables to support the internal manufacturing needs of Honeywell Aerospace.  We also entered into a transition services agreement with Honeywell pursuant to which Honeywell will provide temporary services to us related to the HCS business. In addition, we entered into a stockholders agreement with Honeywell that provides for certain restrictions on the ability of such entities to transfer their shares of our common stock received in the transaction, certain registration rights for their shares of our common stock received in the transaction and a standstill provision restricting certain actions by Honeywell.

After giving effect to the HCS acquisition as if it occurred on a proforma basis as of January 1, 2007, for the year ended December 31, 2007, our distribution segment would have generated approximately 42% of our revenues and nearly 50% of our operating earnings. We expect that we will begin to realize the cost synergies from the combination of the two businesses during 2009.  Our distribution segment is expected to yield superior financial results as we integrate the businesses, expand our product offerings and leverage the combined volume of the two businesses over our existing robust IT and automated inventory retrieval systems and as we transition the HCS business to our stocking distribution business model.

THREE MONTHS ENDED SEPTEMBER 30, 2008,
AS COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2007
(All Dollar Amounts in Millions Except Per Share Data)

The following is a summary of net sales by segment:

	NET SALES
	Three Months Ended September 30,
	($ in millions)
			Percent
	2008	2007	Change
Distribution	$219.2	$93.3	134.9%
Commercial Aircraft	300.8	287.2	4.7%
Business Jet	67.8	47.7	42.1%
Total	$587.8	$428.2	37.3%

Net sales for the three months ended September 30, 2008 were $587.8, an increase of $159.6, or 37.3% as compared to the same period the prior year.  Revenue growth of 37.3% reflects the acquisition of HCS, solid organic growth in the distribution segment and strong shipments of business jet products.  Revenue growth on a proforma basis was approximately 11.6%.  Proforma amounts have been calculated as though the HCS acquisition was completed January 1, 2007.

Distribution segment revenues increased 134.9% reflecting the acquisition of the HCS business and solid organic growth.  Revenue growth on a proforma basis for the distribution segment was 13.8%.

Commercial aircraft segment revenues of $300.8 increased 4.7% and reflect scheduled deliveries on retrofit and new-buy aircraft programs and a somewhat lower level of aftermarket spares revenues consistent with the slowdown in global passenger air travel which began during the quarter. Business jet segment revenues increased 42.1% to $67.8 reflecting strong shipments for business jet interior equipment and super first class products.

Cost of sales for the current period were $394.4, or 67.1% of net sales, as compared to $281.5, or 65.7% of net sales, in the prior year.  The 140 basis point increase in the current period is primarily due to the change in business mix as a result of the acquisition of HCS partially offset by margin expansion at both the commercial aircraft and business jet segments.

Selling, general and administrative expenses were $58.6, or 10.0% of net sales, as compared to $48.4, or 11.3% of sales, in the prior year.  The $10.2 year over year increase is primarily related to the HCS acquisition and also reflects the higher level of selling and marketing costs ($5.5) and commissions, compensation and benefits ($7.6) to support the 37.3% increase in revenues and the approximately 45% increase in backlog. The 130 basis point decline in selling, general and administrative spending as a percentage of sales is due to the change in business mix as a result of the HCS acquisition.

Research, development and engineering expenses were $33.5, or 5.7% of net sales, as compared to $35.1, or 8.2% of net sales, in the prior year.  Research and development spending in 2007 was higher than the current period due to product certification costs incurred in 2007 related to new products introductions.  Research, development and engineering expense as a percent of sales declined by 250 basis points due to the change in business mix as a result of the HCS acquisition.

Operating earnings for the current period were $101.3, or 17.2% of net sales, and increased by $38.1, or 60.3%, on the 37.3% increase in net sales as compared to the same period in the prior year.  The 60.3% growth in operating earnings as compared to the third quarter of last year was driven by the 37.3% increase in revenues and the 240 basis point expansion in operating margin.  The 17.2% operating margin reflects strong margin expansion in the commercial aircraft and business jet segments partially offset by a lower operating margin in the distribution segment as a result of the HCS acquisition.  The consolidated 240 basis point margin improvement was achieved despite $3.6 of acquisition related costs.

The following is a summary of operating earnings by segment:

	OPERATING EARNINGS
	Three Months Ended September 30,
	($ in millions)
	2008	2007	Percent Change
Distribution	$42.1	$21.4	96.7%
Commercial Aircraft	49.4	38.1	29.7%
Business Jet	9.8	3.7	164.9%
Total	$101.3	$63.2	60.3%

Distribution segment operating earnings, which include $3.6 of acquisition, integration, and transition costs, were $42.1.  Operating margin in the distribution segment declined 370 basis points to 19.2% as a result of the inclusion of the HCS business for two months of the current third quarter period.

Commercial aircraft segment operating earnings of $49.4 increased 29.7% as compared with the same period in the prior year.  Operating margin for the commercial aircraft segment increased 310 basis points to 16.4%.  This strong margin expansion is primarily the result of improved operational efficiencies, a favorable mix and backlog quality.

Business jet segment operating earnings increased 164.9% as compared with the same period in the prior year as a result of the 42.1% increase in revenue and the 670 basis point increase in operating margin to 14.5%.  The significant margin expansion reflects substantially improved operational efficiency, operating leverage at the higher sales level and backlog quality.

Interest expense for the three months ended September 30, 2008 of $19.8 was $16.7 higher than the interest expense recorded in the same period in the prior year as a result of the debt incurred to finance the HCS acquisition. We recorded debt prepayment costs of $3.6 during the third quarter of 2008 incurred in connection with the financing of the HCS acquisition.

Earnings before income taxes for the months ended September 30, 2008 of $77.9 increased by $17.8, or 29.6%, as compared to the same period in the prior year as a result of the $38.1, or 60.3%, increase in operating earnings, offset by a $16.7 increase in interest expense.

Income taxes were $26.1, or 33.5% of earnings before income taxes, for the third quarter as compared to $15.6, or 26.0% of earnings before income taxes in the third quarter of 2007.  The tax rate for the three months ended September 30, 2008 was 33.5%, which was 150 basis points lower than our expected rate of 35.0%, primarily due to non-recurring tax planning initiatives finalized during the quarter that resulted in non-recurring benefits of approximately $1.0.

Net earnings for the third quarter were $51.8 or $0.54 per diluted share, as compared with net earnings of $44.5 or $0.48 per diluted share, in the third quarter of 2007. Third quarter 2008 net earnings and net earnings per diluted share increased by $7.3, or 16.4%, and $0.06 per diluted share, or 12.5%, respectively, as compared with the same period in the prior year. Net earnings in the third quarter include $3.6 of acquisition, integration and transition costs as well as debt prepayment costs of $3.6.

NINE MONTHS ENDED SEPTEMBER 30, 2008,
AS COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2007
(Dollars In Millions, Except Per Share Data)

The following is a summary of net sales by segment:

	NET SALES
	Nine Months Ended September 30,
	($ in millions)
	2008	2007	Percent Change
Distribution	$464.8	$286.5	62.2%
Commercial Aircraft	905.5	791.4	14.4%
Business Jet	212.9	136.3	56.2%
Total	$1,583.2	$1,214.2	30.4%

Net sales for the nine months ended September 30, 2008 were $1,583.2, an increase of $369.0 or 30.4%, as compared to the same period in the prior year.  Revenue growth of 30.4% reflects the acquisition of HCS and strong demand for business jet products.  Revenue growth on a proforma basis was approximately 19.4%.

Distribution segment net sales increased 62.2%, primarily due to the acquisition of HCS and a broad- based increase in aftermarket revenues and investments in product line expansion.  Revenue growth on a proforma basis was approximately 17.9%.  Commercial aircraft segment net sales of $905.5 increased 14.4%, reflecting a higher level of wide-body deliveries and scheduled deliveries of retrofit programs.  Business jet revenues for the nine month period increased by 56.2% as compared to the prior year reflecting strong shipments of both business jet interior equipment and super first class products.

Cost of sales for the current period were $1,040.9, or 65.7% of net sales, as compared to $792.6, or 65.3% of net sales in the prior year.  The 40 basis point increase in the current year is due to the change in business mix as a result of the acquisition of HCS partially offset by margin expansion at both the commercial aircraft and business jet segments.

Selling, general and administrative expenses for the nine months ended September 30, 2008 were $176.6, or 11.2% of sales, versus $149.9 or 12.3% of sales in the same period in the prior year.  This increase is primarily due to the HCS acquisition, the 30.4% increase in revenues and a record backlog and reflects a higher level of selling and marketing costs ($9.1), legal and professional fees ($3.1), maintenance and repairs ($1.4) and increased compensation and benefits ($9.2).  The 110 basis point decline in the selling, general and administrative expenses as a percentage of sales is due to the change in business mix as a result of the HCS acquisition.

Research, development and engineering expenses for the nine months ended September 30, 2008 were $102.7, or 6.5% of sales, versus $92.6, or 7.6% of sales, in the same period in the prior year. The $10.1, or 10.9%, increase in spending was primarily due to a high level of new product development and certification activities associated with new products, including products for the new Boeing 787 aircraft and A350 XWB aircraft, as well as new product spending for new business jet aircraft type launches (Cessna wide-body, Gulfstream 650, Dassault Falcon 7X and Embraer Legacy 450 MSJ and Legacy 500 MLJ) and the super first class suite of products.  The 110 basis points decline in research, development and engineering expenses as a percentage of sales is due to the change in business mix as a result of the HCS acquisition.

The 16.6% operating margin reflects a 150 basis point margin expansion in the distribution segment, a 60 basis point margin expansion in the commercial aircraft segment and a 470 basis point margin expansion in the business jet segment.

The following is a summary of operating earnings by segment:

	OPERATING EARNINGS
	Nine Months Ended September 30,
	($ in millions)
	2008	2007	Percent Change
Distribution	$109.0	$62.9	73.3%
Comerical Aircraft	124.5	103.6	20.2%
Business Jet	29.5	12.6	134.1%
	$263.0	$179.1	46.8%

Distribution segment operating earnings of $109.0 increased by $46.1, or 73.3%, as compared with the prior year period.  Operating margin expanded by 150 basis points to 23.5% reflecting the synergies related to the New York Fasteners acquisition completed in 2006.

Commercial aircraft segment operating earnings of $124.5 increased 20.2%, as compared with the prior year period, reflecting the 14.4% increase in revenue and the 60 basis point increase in operating margin to 13.7%.

Business jet segment operating earnings of $29.5 increased 134.1%, as compared with the prior year period, reflecting the 56.2% increase in revenue and the 470 basis point increase in operating margin to 13.9%.

Interest expense for the nine months ended September 30, 2008 of $24.9 was $7.1 higher than the interest expense recorded in the same period in the prior year. The increase in interest expense was a result of the debt incurred to finance the HCS acquisition.  The Company recorded debt prepayment costs of $3.6, which was incurred in connection with the prepayment of debt in connection with the financing of the HCS acquisition.

The 30.4% increase in revenues and 46.8% increase in operating earnings, offset by the $7.1 increase in interest expense resulted in an $84.2 increase in earnings before income taxes for the nine months ended September 30, 2008.

Income taxes were $80.3, or 34.2%, of earnings before taxes.  The tax rate for the nine months ended September 30, 2008 of 34.2% was 80 basis points lower than our expected rate of 35.0%, primarily due to the finalizing of non-recurring tax planning initiatives.

Net earnings of $154.2 increased by $49.2, or 46.9%, as compared with the prior year.  Net earnings per diluted share of $1.65 increased by 37.5% as compared with the prior year reflecting the 30.4% increase in net sales and a 6.6% increase in shares outstanding in the current period and a 410 basis point increase in our effective tax rate as compared with the 2007 period.

LIQUIDITY AND BALANCE SHEET METRICS

As of September 30, 2008, our net debt-to-net-capital ratio was 39.4% and net debt was $1,009.5, which represents total debt of $1,125.1 less cash and cash equivalents of $115.6.  As of September 30, 2008, we had no borrowings outstanding on our $350.0 revolving credit facility under our 2008 Senior Secured Credit Facility.  As compared to December 31, 2007, working capital as of September 30, 2008 of $1,168.9, increased by $333.2, as a result of the HCS acquisition, and by $124.1 as a result of the 30.4% increase in revenues and the 45.0% increase in backlog.  Accounts receivable increased by $137.1 on the increase in sales level while inventories increased by $484.9 as a result of the HCS acquisition, a further expansion of our fastener product line and a 45% increase in our backlog.

On July 1, 2008, we issued $600.0 aggregate principal amount of 8½% senior unsecured notes due 2018 (the “Senior Unsecured Notes”) pursuant to an indenture between us and Wilmington Trust Company, as trustee.

In connection with the HCS acquisition, on July 28, 2008, we entered into the 2008 Senior Secured Credit Facility, consisting of a $525.0 term loan facility with a six-year maturity and a revolving credit facility of $350.0, with a five-year maturity.

We used the net proceeds from the $600.0 Senior Unsecured Notes offering together with term loan borrowings under the 2008 Senior Secured Credit Facility and an issuance of six million shares of our common stock to Honeywell to pay for the HCS acquisition valued at $1,070.5 for financial reporting purposes, to repay approximately $150.0 of indebtedness under our 2006 Senior Secured Credit Facility and to pay transaction fees and expenses.

Cash Flows

At September 30, 2008, our cash and cash equivalents were $115.6 compared to $81.6 at December 31, 2007.  Cash provided by operating activities was $46.0 for the nine months ended September 30, 2008, as compared to cash used in operating activities of ($18.3) in the same period in the prior year.  The primary source of cash from operations during the nine months ended September 30, 2008 was net earnings of $154.2 arising from the higher revenue volume, a 180 basis point expansion in operating margin offset by a $7.1 increase in interest expense.  This increase in cash was offset by the higher level of accounts receivable ($87.7) and inventories ($165.6) and the lower level of accounts payable ($3.7), which were determined net of the effects of the HCS acquisition.

Capital Spending

Our capital expenditures were $20.7 and $21.7 during the nine months ended September 30, 2008 and 2007, respectively.  Taking into consideration the July 2008 acquisition of HCS, we anticipate capital expenditures of approximately $45-$50 for the next twelve months. We have no material commitments for capital expenditures. We have, in the past, generally funded our capital expenditures from cash from operations and funds available to us under bank credit facilities. We expect to fund future capital expenditures from cash on hand, from operations and from funds available to us under the 2008 Senior Secured Credit Facility.

Outstanding Debt and Other Financing Arrangements

Long-term debt at September 30, 2008 consisted principally of $523.7 of term loan borrowings under the 2008 Senior Secured Credit Facility due in 2014 and $600.0 of Senior Unsecured Notes due in 2018.

Term loan borrowings under the 2008 Senior Secured Credit Facility bear interest at an annual rate equal to LIBOR plus 275 basis points (6.01% at September 30, 2008).  Revolving credit borrowings under the 2008 Senior Secured Credit Facility, if any, would bear interest at an annual rate equal to, at the Company’s option, LIBOR plus 275 basis points or prime (as defined) plus 175 basis points.

Contractual Obligations

The following chart reflects our contractual obligations and commercial commitments as of September 30, 2008.  On July 28, 2008, we repaid all borrowings under our 2006 Senior Secured Credit Facility and entered into the 2008 Senior Secured Credit Facility and on July 1, 2008, we issued the Senior Unsecured Notes.  Commercial commitments include lines of credit, guarantees and other potential cash outflows resulting from a contingent event that requires performance by us or our subsidiaries pursuant to a funding commitment.

Contractual Obligations (1)	2008	2009	2010	2011	2012	Thereafter	Total
Long-term debt and other non-current liabilities	$2.6	$9.0	$12.2	$5.7	$5.7	$1,110.4	$1,145.6
Operating leases	6.6	23.5	18.5	15.2	12.5	65.6	141.9
Purchase obligations (2)	20.4	22.4	14.8	6.0	4.3	3.4	71.3
Future interest payment on outstanding debt (3)	37.0	84.1	83.6	83.3	83.0	72.8	443.8
Total	$66.6	$139.0	$129.1	$110.2	$105.5	$1,252.2	$1,802.6

Commercial Commitments
Letters of Credit	$24.7	$--	$--	$--	$--	$--	$24.7

(1)
Our liability for unrecognized tax benefits of $10.5 at September 30, 2008 has been omitted from the above table because we cannot determine with certainty when this liability will be settled.  It is reasonably possible that the amount of liability for unrecognized tax benefits will change in the next twelve months; however, we do not expect the change to have a significant impact on our consolidated financial statements.

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

(3)
Interest payments include estimated amounts due on the $523.7 outstanding on the term loan of our 2008 Senior Secured Credit Facility, based on the actual rate of interest at September 30, 2008.  Actual interest payments will fluctuate based on LIBOR pursuant to the terms of the 2008 Senior Secured Credit Facility.

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

Off-Balance Sheet Arrangements

Lease Arrangements

We finance our use of certain equipment under committed lease arrangements provided by various financial institutions. Since the terms of these arrangements meet the accounting definition of operating lease arrangements, the aggregate sum of future minimum lease payments is not reflected in our consolidated balance sheet.  Future minimum lease payments under these arrangements aggregated approximately $141.9 at September 30, 2008.

Indemnities, Commitments and Guarantees

During the normal course of business, we made certain indemnities, commitments and guarantees under which we may be required to make payments in relation to certain transactions. These indemnities include non-infringement of patents and intellectual property, indemnities to our customers in connection with the delivery, design, manufacture and sale of our products, indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease, and indemnities to other parties to certain acquisition agreements. The duration of these indemnities, commitments and guarantees varies, and in certain cases, is indefinite. We believe that substantially all of our indemnities, commitments and guarantees provide for limitations on the maximum potential future payments we could be obligated to make. However, we are unable to estimate the maximum amount of liability related to our indemnities, commitments and guarantees because such liabilities are contingent upon the occurrence of events which are not reasonably determinable. Management believes that any liability for these indemnities, commitments and guarantees would not be material to our accompanying condensed consolidated financial statements.

Deferred Tax Assets

We maintained a valuation allowance of approximately $9.8 as of September 30, 2008 primarily related to our domestic capital loss carryforwards because of uncertainties that preclude us from determining that it is more likely than not that we will be able to generate sufficient capital gain income and realize the tax benefit during the applicable carryforward period.

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

DEPENDENCE UPON CONDITIONS IN THE AIRLINE INDUSTRY

The September 11, 2001 terrorist attacks, SARS and the onset of the Iraq war severely impacted conditions in the airline industry. According to industry sources, in the aftermath of the attacks most major U.S. and a number of international carriers substantially reduced their flight schedules, parked or retired portions of their fleets, reduced their workforces and implemented other cost reduction initiatives. U.S. airlines further responded by decreasing domestic airfares. As a result of the decline in both traffic and airfares following the September 11, 2001 terrorist attacks, and their aftermath, as well as other factors, such as increases in fuel costs and heightened competition from low-cost carriers, the world airline industry lost a total of approximately $42.0 billion in calendar years 2001-2005. The airline industry crisis also caused 28 airlines worldwide to declare bankruptcy or cease operations in the last seven years. The recent volatility in fuel prices and the prospect of continued fuel price increases are expected to continue to have a negative impact on the airline and business jet industries. According to International Air Transport Association (IATA), the worldwide airline industry is expected to incur losses of approximately $5.2 billion during 2008, which reflects the expectation that the North American airlines will incur losses of approximately $5.0 billion, the Latin American and African airlines are expected to incur losses of approximately $1.0 billion while the European, Asia-Pacific and Middle Eastern airlines are expected to earn profits of approximately $0.8 billion. These IATA estimates assume no benefit from any mitigating actions to be taken during 2008 (such as increased ticket prices and the recently announced capacity reductions), and further assume average oil prices at $113 per barrel for the full year 2008. The price of a barrel of oil at January 2, 2008 was approximately $100 and at November 4, 2008, was approximately $70.

As a result of the foregoing, the domestic U.S. airlines, in large part, sought to conserve cash by not placing orders for cabin interior refurbishment programs or new aircraft. This, together with the reduction of new business jet production, caused a substantial contraction in our business during the 2001 through 2003 period.  Although the global airline industry began to recover in late 2003, the challenging operating environment we face in our industry is expected to continue and will be influenced by a wide variety of factors currently affecting the industry, including the economic environment, fuel prices, labor issues, airline consolidation, airline insolvencies, terrorism and safety concerns.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include, but are not limited to, all statements that do not relate solely to historical or current facts, including statements regarding the expected benefits derived in connection with the HCS acquisition, implementation and expected benefits of lean manufacturing and continuous improvement plans, our dealings with customers and partners, the consolidation of facilities, reduction of our workforce, integration of acquired businesses, ongoing capital expenditures, our ability to grow our business, the impact of the large number of grounded aircraft on demand for our products and our underlying assets, the adequacy of funds to meet our capital requirements, the ability to refinance our indebtedness, if necessary, the reduction of debt, the potential impact of new accounting pronouncements, and the impact on our business of the recent increases in passenger traffic and projected increases in passenger traffic and the size of the airline fleet.  Such forward-looking statements include risks and uncertainties and our actual experience and results may differ materially from the experience and results anticipated in such statements. Factors that might cause such a difference include those discussed in our filings with the Securities and Exchange Commission, under the heading "Risk Factors" in our Annual Report on Form 10-K, for the fiscal year ended December 31, 2007, our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 as well as future events that may have the effect of reducing our available operating income and cash balances, such as unexpected operating losses, the impact of rising fuel prices on our airline customers, outbreaks in national or international hostilities, terrorist attacks, prolonged health issues which reduce air travel demand (e.g., SARS), delays in, or unexpected costs associated with, the integration of our acquired or recently consolidated businesses, including HCS, conditions in the airline industry, conditions in the business jet industry, regulatory developments, problems meeting customer delivery requirements, our success in winning new or expected refurbishment contracts from customers, capital expenditures, increased leverage, possible future acquisitions, facility closures, product transition costs, labor disputes involving us, our significant customers or airframe manufacturers, the possibility of a write-down of intangible assets, delays or inefficiencies in the introduction of new products, fluctuations in currency exchange rates or our inability to properly manage our rapid growth.

Except as required under the federal securities laws and rules and regulations of the SEC, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented herein. These statements should be considered only after carefully reading the risk factors and the other information in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 and this entire quarterly report on Form 10-Q.

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

From time to time, we and our foreign subsidiaries may enter into foreign currency exchange contracts to manage risk on transactions conducted in foreign currencies. At September 30, 2008, we had no outstanding forward currency exchange contracts.  In addition, we have not entered into any other derivative financial instruments.

Interest Rates – At September 30, 2008, we had adjustable rate debt totaling $523.7.  The weighted average interest rates for the adjustable rate debt was approximately 6.01% at September 30, 2008.  If interest rates on variable rate debt were to increase by 10% above current rates, our pretax income would decline by approximately $3.1. We do not engage in transactions intended to hedge our exposure to changes in interest rates.

As of September 30, 2008, we maintained a portfolio of securities consisting mainly of taxable, interest-bearing deposits with weighted average maturities of less than three months.  If short-term interest rates were to increase or decrease by 10%, we estimate interest income would increase or decrease by approximately $0.2.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness, as of September 30, 2008, of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company’s periodic filings with the Securities and Exchange Commission and in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified, in the SEC’s rules and forms.

Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the third quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	Not applicable.

Item 1A.	Risk Factors

There have been no material changes in our risk factors from those discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	Not applicable.

Item 3.	Defaults Upon Senior Securities	Not applicable.

Item 4	Submission of Matters to a Vote of Security Holders	Not applicable.

Item 5.	Other Information	Not applicable.

Item 6.	Exhibits

Exhibit 10	Material Contracts

10.1
Supply Agreement, dated as of July 28, 2008, between the Registrant and Honeywell International Inc. (portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission as part of an application for confidential treatment pursuant to the Securities Exchange Act of 1934, as amended)

10.2
License Agreement, dated as of July 28, 2008, between the Registrant and Honeywell International Inc. (portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission as part of an application for confidential treatment pursuant to the Securities Exchange Act of 1934, as amended)

10.3	Stockholders Agreement, dated as of July 28, 2008, among the Registrant and Honeywell International Inc., Honeywell UK Limited, Honeywell Holding France SAS and Honeywell Deutschland GmbH

10.4
Credit Agreement, dated as of July 28, 2008, among the Registrant, as Borrower,JPMorgan Chase Bank, N.A., as Administrative Agent, UBS Securities LLC and Credit Suisse Securities (USA) LLC, as Syndication Agents, The Royal Bank of Scotland plc and Wells Fargo Bank, N.A., as Documentation Agents, and certain lenders party thereto

10.5	Restricted Stock Award Agreement, between the Registrant and Robert A. Marchetti, dated August 5, 2008

10.6	Form of Performance-Based Restricted Stock Unit Award Agreement

10.7	Form of Performance-Based Restricted Stock Award Agreement

10.8	Form of Performance-Based Restricted Stock Award Agreement (Amin J. Khoury)

10.9	Form of Performance-Based Restricted Stock Award Agreement (Thomas P. McCaffrey & Michael B. Baughan)

10.10	Form of Performance-Based Restricted Stock Unit Agreement (Thomas P. McCaffrey & Michael B. Baughan)

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

BE AEROSPACE, INC.

Date: November 7, 2008	By:	/s/ Amin J. Khoury
Amin J. Khoury
Chairman and
Chief Executive Officer

Date: November 7, 2008	By:	/s/ Thomas P. McCaffrey
Thomas P. McCaffrey
Senior Vice President and
Chief Financial Officer