Form 10-K
period 2008-12-31
BE AEROSPACE INC
filed 2009-02-26
CIK 861361

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

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
Yes [X] No [   ].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer [X]  Accelerated filer [  ]  Non-accelerated filer (do not check if a smaller reporting company) [  ]
Smaller reporting company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ] No [X].

The aggregate market value of the registrant's voting stock held by non-affiliates was approximately $2,169.0 million on June 30, 2008 based on the closing sales price of the registrant's common stock as reported on the Nasdaq National Market as of such date, which is the last business day of the registrant's most recently completed second fiscal quarter.  Shares of common stock held by executive officers and directors and persons who own 5% or more of outstanding common stock have been excluded since such persons may be deemed affiliates.  This determination of affiliate status is not a determination for any other purpose.  The number of shares of the registrant's common stock, $.01 par value, outstanding as of February 23, 2009 was 101,021,421 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the registrant's Proxy Statement to be filed with the Commission in connection with the 2009 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.  With the exception of those sections that are specifically incorporated by reference in this Annual Report on Form 10-K, such Proxy Statement shall not be deemed filed as part of this Report or incorporated by reference herein.

INDEX
PART I

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the Securities Act) and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). Such forward-looking statements include, but are not limited to, all statements that do not relate solely to historical or current facts, including statements regarding implementation and expected benefits of lean manufacturing and continuous improvement plans, our dealings with customers and partners, the consolidation of facilities, reduction of our workforce, integration of acquired businesses, ongoing capital expenditures, our ability to grow our business, the impact of the large number of grounded aircraft on demand for our products and our underlying assets, the adequacy of funds to meet our capital requirements, the ability to refinance our indebtedness, if necessary, the reduction of debt, the potential impact of new accounting pronouncements, the global recession and the impact on our business of the recent and projected decreases in passenger traffic and the size of the airline fleet.  Such forward-looking statements include risks and uncertainties and our actual experience and results may differ materially from the experience and results anticipated in such statements. Factors that might cause such a difference include those discussed in our filings with the Securities and Exchange Commission (the SEC), under the heading "Risk Factors" in this Form 10-K, as well as future events that may have the effect of reducing our available operating income and cash balances, such as unexpected operating losses, the impact of rising fuel prices on our airline customers, outbreaks in national or international hostilities, terrorist attacks, prolonged health issues which reduce air travel demand (e.g., SARS), delays in, or unexpected costs associated with, the integration of our acquired or recently consolidated businesses, conditions in the airline industry, conditions in the business jet industry, problems meeting customer delivery requirements, our success in winning new or expected refurbishment contracts from customers, capital expenditures, increased leverage, possible future acquisitions, facility closures, product transition costs, labor disputes involving us, our significant customers or airframe manufacturers, the impact of a prolonged global recession, the possibility of a write-down of intangible assets, delays or inefficiencies in the introduction of new products, fluctuations in currency exchange rates or our inability to properly manage our rapid growth.

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

Unless otherwise indicated, the industry data contained in this Form 10-K is from the January/February 2009 issue of the Airline Monitor, the December 2008 reports of the International Air Transport Association (IATA), the Boeing Current Market Outlook 2008, “The ACAS Database” or the Airbus and Boeing corporate websites.

PART 1

ITEM 1.  BUSINESS

Our Company

General

Based on our experience in the industry, we believe we are the world’s largest manufacturer of cabin interior products for commercial aircraft and business jets and the world’s leading distributor of aerospace fasteners and consumables. We sell our products directly to virtually all of the world’s major airlines and aerospace manufacturers.  In addition, through our consumables management (formerly distribution) segment, we sell a large and growing number of consumable parts to market participants in the defense industry.  Based on our experience, we believe that we have achieved leading global market positions in each of our major product categories, which include:

•	a broad line of aerospace fasteners and consumables, consisting of over 275,000 Stock Keeping Units (SKUs) serving the aerospace, commercial aircraft, business jet and military and defense industries;

•	commercial aircraft seats, including an extensive line of super first class, first class, business class, tourist class and regional aircraft seats;

•
a full line of aircraft food and beverage preparation and storage equipment, including next generation galley systems, coffeemakers, water boilers, beverage containers, refrigerators, freezers, chillers and ovens, including microwave, high efficiency convection and steam ovens;

•	both chemical and gaseous aircraft oxygen storage, distribution and delivery systems, protective breathing equipment and lighting products; and

•
business jet and general aviation interior products, including an extensive line of executive aircraft seats, direct and indirect overhead lighting systems, passenger and crew oxygen systems, air valve systems, high-end furniture and cabinetry.

We also provide comprehensive aircraft cabin interior reconfiguration and passenger-to-freighter conversion engineering services and component kits.

We were organized as a corporation in Delaware in 1987. We have substantially expanded the size, scope and nature of our business as a result of a number of acquisitions. Between 1989 and 2001, we completed 22 acquisitions, for an aggregate purchase price of approximately $1 billion. We believe these acquisitions enabled us to position ourselves as a preferred global supplier to our customers.  We have undertaken three major facility and product line consolidation efforts, eliminating 22 facilities, since 1992. We implemented lean manufacturing and continuous improvement programs which, together with our information technology investments, have significantly improved our productivity and allowed us to expand our operating margins.  During 2006, we completed two additional strategic acquisitions: Draeger GmbH (Draeger), which strengthened our commercial aircraft segment and New York Fasteners Corp. (New York Fasteners), which expanded the customer base and product line breadth of our consumables management segment. During 2008 we completed the acquisition of the Consumables Solutions distribution business (HCS) from Honeywell International Inc. (Honeywell).  HCS distributed fasteners, hardware, bearings, seals, gaskets and electrical components and other consumables to the global airline, aerospace, business jet and defense industries. The combination of HCS with our existing distribution business created the world’s leading distributor of aerospace fasteners and consumables.  The acquisition of HCS has allowed us to alter our business mix, such that approximately one-half of our business is related primarily to non-discretionary consumables and spares demand.

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

There is a direct relationship between demand for fasteners and consumables products and fleet size, aircraft utilization and aircraft age. All aircraft must be serviced at prescribed intervals, which also drives aftermarket demand for aerospace fasteners and consumables.

Aerospace fastener and consumables revenues have been derived from the following sources:

•	Mandated maintenance and replacement of specified parts;

•	Demand for aerospace fasteners and other consumables for new build aircraft from the original equipment manufacturers (OEMs) and their suppliers;

•	Aerospace and defense subcontractors, most of whom tend to purchase through distributors as a result of the channel shift due to outsourcing by aerospace and military aircraft OEMs; and

•	Demand for structural modifications, cabin interior modifications and passenger-to-freighter conversions.

 Through the strategic acquisition of HCS we have created the worldwide leader in the distribution of aerospace fasteners and consumables.  The acquisition of HCS has allowed us to alter our business mix such that approximately one-half of our business is related primarily to non-discretionary consumables and spares demand.

Based on industry sources and studies, we estimate that during 2008, the commercial and business jet cabin interior products industry, for the principal products of the type which we manufacture, exclusive of service revenues, had annual sales of approximately $2.0 billion and the aerospace fastener and consumables industry had annual sales of approximately $4.5 billion.

Airline passenger traffic demonstrated strong continued growth over the past several years through the middle of 2008.  Airline traffic declined during the third and fourth quarters of 2008 as a result of the rapid deterioration in global economic conditions. As a result of the recession, global air traffic growth in 2008 increased by approximately 1.6% over 2007, whereas airline traffic in 2007 increased by 7.4% over 2006, following a 5.9% increase in 2006 over 2005. In addition, according to IATA, passenger traffic is expected to fall by approximately 3% in 2009.  Record fuel prices during most of 2008 and the global economic recession drove airlines to reduce fleet capacity, delay aircraft purchases, defer retrofit programs and deplete their existing inventories of spares and consumables.

The global recession and record fuel prices during most of the year generated significant operating losses for the global airline industry, including the U.S. airlines.  According to IATA, the worldwide airline industry generated approximately $5.0 billion of losses in 2008 and is expected to generate approximately $2.5 billion of losses in 2009.  However, since the U.S. airlines began cost reduction efforts during 2008, including fleet reductions, IATA anticipates that the U.S. airlines will generate profits during 2009.

The business jet industry also experienced resurgence in demand beginning in 2004 through 2008. Approximately 1,154 aircraft were delivered in 2008 versus approximately 1,039 aircraft in 2007 and approximately 840 aircraft in 2006.  Reflecting current economic conditions, industry experts expect deliveries to begin to decline significantly.

During the five year period ended December 31 2008, we experienced a surge in demand for our products, primarily from the large foreign international carriers.  Our backlog achieved record levels in both 2008 and 2007 growing by about 30% per year to $2.2 billion in 2007 and to approximately $2.9 billion in 2008.  Our book to bill ratio was 1.1:1 during 2008.  The vast majority of our backlog growth during 2008 was generated by foreign carriers; 9% of our backlog at December 31, 2008 was with domestic airlines.  At December 31, 2008, several large retrofit programs had been deferred until 2010 and 2011 as the airlines sought to conserve cash. Despite the near term impact of these retrofit program deferrals, which will negatively impact revenues and profits in 2009, we believe there are substantial long-term growth opportunities for retrofit and upgrade programs, particularly for the twin-aisle aircraft that service international routes.

Other factors expected to affect the industries we serve are the following:

Long Term Growth in Worldwide Fleet.  The size of the worldwide fleet is important to us since the proper maintenance of the fleet generates ongoing nondiscretionary demand for the fasteners and other consumable products that we distribute.  According to the Airline Monitor, while new aircraft deliveries are expected to decline in the near term, the worldwide fleet of passenger and cargo aircraft is expected to increase to approximately 33,200 aircraft by December 31, 2023 from approximately 19,400 aircraft at December 31, 2008.  Additionally, over the next 15 years, the Airline Monitor expects revenue passenger miles to increase at an annual rate of approximately 4.8%, increasing from 2.8 trillion miles in 2008 to approximately 5.7 trillion miles by 2023.

Existing Installed Base.  Existing installed base of products typically generates continued retrofit, refurbishment and spare parts revenue as airlines maintain their aircraft interiors. According to industry sources, the world's active commercial passenger aircraft fleet consisted of approximately 17,540 aircraft as of December 31, 2008. Additionally, based on industry sources, there are approximately 15,600 business jets currently in service. Based on such fleet numbers, we estimate that the total worldwide installed base of commercial and general aviation aircraft cabin interior products, for the principal products of the type which we manufacture, valued at replacement prices, was approximately $16.1 billion as of December 31, 2008.  The increase in size of the installed base is expected to generate additional and continued demand for retrofit, refurbishment, consumables and spare parts.

Wide-Body Aircraft Deliveries.  The trend toward a global fleet with a higher percentage of wide-body aircraft is significant to us because wide-body aircraft require up to six to nine times the dollar value content for our products as compared to narrow-body aircraft. According to Airline Monitor wide-body aircraft deliveries are expected to grow at a nearly 15% compounded annual growth rate over the four year period ending 2012.  Deliveries of wide-body, long haul aircraft constitute an increasing share of total new aircraft deliveries and are an increasing percentage of the worldwide fleet. Wide-body aircraft represented approximately 21% of all new commercial aircraft (excluding regional jets) delivered in 2008.  Importantly, according to Airline Monitor, over the 2009 to 2012 time period, approximately 1,075 wide-body and super wide-body aircraft are expected to be delivered by Boeing and Airbus.  Wide-body aircraft currently carry up to three or four times the number of seats as narrow-body aircraft and have multiple classes of service, including luxurious super first class compartments, first class and business class configuration.  Our average revenue per aircraft on a wide-body aircraft is substantially higher than on a narrow-body aircraft.  In addition, aircraft cabin crews on wide-body aircraft flights today may make and serve between 300 and 900 meals and may brew and serve more than 2,000 cups of coffee and serve more than 200 glasses of wine on a single flight, thereby generating substantial demand for seating products and food and beverage preparation and storage equipment, as well as extensive oxygen storage, delivery distribution systems and lighting systems.

New Aircraft Deliveries.  The number of new aircraft delivered each year is generally regarded as cyclical in nature. According to Airline Monitor, new deliveries of large commercial jets during 2008, 2007 and 2006 were approximately 852, 888 and 820, respectively and the approximate amount of new deliveries is expected to remain at approximately the 2008 level in 2009, then decrease to approximately 768 in 2010.

Shift Toward Seller Furnished Equipment for Major Systems.  Commencing with the launch of the Boeing 787 and Airbus A350, both Boeing and Airbus began selecting manufacturers for certain cabin interior systems, for the production life of the aircraft.  To date, we have been selected by Boeing to manufacture our patented Pulse OxygenTM system and passenger service units for the B787, and we have been selected by Airbus to manufacture our Next Generation galley systems and our patented passenger oxygen delivery system for the A350 XWB. Traditionally, we have sold most of our products directly to the airlines.  This change toward seller furnished equipment for major systems is important to us as it adds a significant source of revenues over a long period of time.  These programs are currently valued at approximately $2.3 billion and are expected to significantly increase our content per wide-body aircraft.  However, only a small portion of these programs are included in our reported backlog at December 31, 2008.  We believe these programs provide an excellent platform for long term revenue stability over the coming years.

Growth in Passenger-to-Freighter Conversion Business.   Industry sources project that the size of the worldwide freighter fleet will almost double over the next twenty years, growing to almost 3,890 aircraft. Industry sources also estimate that during the period nearly 2,500 cargo aircraft will come from converting commercial passenger jets to be used as freighters. We have developed the engineering certification packages and kits to convert Airbus A300-600, B747-200, B767-200 and A300-B4 aircraft types to be used as freighters.

New Product Development.  The aircraft cabin interior products companies are engaged in extensive product development and marketing efforts for both new features on existing products and totally new products. These products include a broad range of amenities such as luxurious first class cabins with appointments such as lie-flat seating, mini-bars, closets, flat screen TVs and digital LED mood lighting.  Other recently introduced products include electric lie-flat first and business class seats, narrow and wide-body economy class seats, full face crew masks, Pulse Oxygen™ gaseous passenger oxygen systems for the Boeing 787 and Airbus A350 XWB, Next Generation galley systems for the Airbus A350 XWB, electric fully berthing business jet seating, a full range of business and executive jet seating and LED lighting products, protective breathing equipment, oxygen generating systems, new food and beverage preparation and storage equipment, kevlar barrier nets, de-icing systems and crew rests.

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

We estimate that during 2008 the commercial and business jet cabin interior products industry, for the principal products of the type which we manufacture, exclusive of service revenues, had annual sales of approximately $2.0 billion and the aerospace fastener and consumables industry had annual sales of approximately $4.5 billion. We estimate that the total worldwide installed base of commercial and general aviation aircraft cabin interior products for the principal type of products which we manufacture, valued at replacement prices, was approximately $16.1 billion as of December 31, 2008.

Competitive Strengths

We believe that we have a strong competitive position attributable to a number of factors, including the following:

Large Installed Base.  We have a large installed base of commercial and general aviation cabin interior products, estimated to be valued at approximately $7.3 billion (for the principal type of products which we manufacture, valued at replacement prices) as of December 31, 2008. Based on our experience in the industry, we believe our installed base is substantially larger than that of our competitors. We believe that our large installed base is a strategic advantage as airlines tend to purchase aftermarket products and services, including spare parts, retrofit and refurbishment programs, from the original supplier of their equipment. As a result, we expect our large installed base to generate continued aftermarket revenue as airlines continue to maintain, evolve and reconfigure their aircraft cabin interiors.

Operating Leverage and Low Cost Producer.  Our ability to leverage our manufacturing and engineering capabilities has allowed us to expand operating margins. As a result of our cost savings programs implemented following the downturn in the airline industry in 2001, and through our ongoing continuous improvement, global sourcing and lean manufacturing programs, our operating margins have increased substantially. For example, our operating margin for the fiscal year ended December 31, 2008 (exclusive of goodwill and intangible asset impairment charges) of 16.8% improved by 800 basis points over the operating margin we realized for fiscal year ended 2004, reflecting ongoing manufacturing efficiencies and operating leverage at the higher volume of sales. In addition, our operating earnings have been increasing at a faster rate than our net sales. For example, for the year ended December 31, 2008, revenues grew 25.8% over revenues in 2007 while operating earnings (before goodwill and intangible asset impairment charges) increased by 43.2% during 2008 as compared to 2007.

Focus on Innovation and New Product Development.  We believe, based on our experience in the industry, that we are a technological leader, with the largest research and development organization in the cabin interior products industry. As of December 31, 2008, we had 882 employees in engineering, research and development and program management. We believe our engineering, research and development effort and our on-site technicians at both the airlines and airframe manufacturers enable us to play a leading role in developing and introducing innovative products to meet emerging industry trends, and thereby gain early entrant advantages. Our strong focus and continued investment in research and development, even during the 2001-2003 industry downturn, allows us to compete favorably in winning new business awards. For example, we believe our technological leadership and new product development capabilities were a key factor in our ability to grow our backlog to approximately $2.9 billion at December 31, 2008, a 32% increase as compared to December 31, 2007 and a 163% increase as compared to December 31, 2005. Backlog growth has been driven primarily by international aftermarket demand for retrofit of existing aircraft, including program awards in the emerging international super first class cabin interiors market.  We believe these and other program awards, coupled with expected follow-on awards for other fleets of existing aircraft for product commonality and competitive purposes, will, subject to global economic conditions, drive sales growth and market share gains.  Introduction of new products has also led to improvements in the product mix of our current backlog, which, along with our continued focus on lean manufacturing processes and additional operating leverage, is expected to result in continued margin expansion.

Exposure to International Markets.  Our overall net sales are diversified across multiple geographic regions. For 2008, approximately 24% of our sales were to European customers and approximately 29% of our sales were to customers in emerging markets such as the Asia/Pacific Rim and Middle East regions.  These emerging market customers account for approximately 31% of our current backlog with domestic airlines accounting for 9% of our total backlog at December 31, 2008.  We believe this geographic diversification makes us less susceptible to a downturn in a specific geographic region and allows us to take advantage of regional growth trends.

Diverse Product Offering and Broad Customer Base.  In addition to serving diverse geographic regions, we also provide a comprehensive line of products and services to a broad customer base. During the three year period ended December 31, 2008, no single customer accounted for more than 10% of our consolidated sales.  We have a broad range of over 200 principal customers, including all of the world’s major airlines. During the fiscal year ended December 31, 2008, approximately 6% of our sales were to Boeing and Airbus and approximately 9% were to business jet manufacturers for use in new business jets. Our broad product offering and customer base make us less susceptible to the loss of any one customer or program. We have continued to expand our available products and services based on our belief that the airline industry increasingly will seek an integrated approach to the design, development, integration, installation, testing and sourcing of aircraft cabin interior equipment. Based on our reputation for quality, service and product innovation, we believe that we are well positioned to serve the world’s airlines and aircraft manufacturers and owners and operators of business jets.

Experience with Complex Regulatory Environment.  The airline industry is heavily regulated. The Federal Aviation Administration (the FAA) prescribes standards and licensing requirements for aircraft components, including virtually all commercial airline and general aviation cabin interior products, and licenses component repair stations within the United States. Comparable agencies, such as the European Aviation Safety Agency (the EASA), the Japanese Civil Aviation Board (the JCAB), and the Civil Aviation Administration of China (the CAAC) regulate these matters in other countries.  In order to sell certain products or services, it is necessary to obtain the required licenses for the product or service under these various regulations. In addition, designing new products to meet existing regulatory requirements and retrofitting installed products to comply with new regulatory requirements can be both expensive and time consuming. We have a long history of experience with the complex regulatory environment in which we operate and believe this enables us to efficiently obtain the required approvals for new products and services.

Growth Opportunities

We believe that we will benefit from the following industry trends:

Worldwide Fleet Creates Demand for Aftermarket and Consumables Products.  Our substantial installed base provides significant ongoing revenues from replacements, upgrades, repairs and the sale of spare parts, as well as demand for nondiscretionary consumables to support the active fleets of commercial aircraft, business jets and military aircraft.  For each of the fiscal years ended December 31, 2008 and 2007 approximately 56% and 60% respectively, of our revenues were derived from aftermarket and military demand. In addition, aftermarket revenues are generally driven by aircraft usage, and as such, they have historically tended to recover more quickly than revenues from OEMs.  While worldwide air traffic is expected to decline by 3% in 2009, Airline Monitor forecasts that revenue passenger miles will grow at a 4.8% compound annual growth rate over the 2008-2023 period, increasing from 2.8 trillion miles in 2008 to 5.7 trillion miles by 2023.  We believe there are substantial growth opportunities for retrofit programs for the twin-aisle aircraft that service international routes and that the major U.S. airlines will need to invest in cabin interiors for their international fleets or face the prospect of losing market share on their international routes.

Opportunity to Substantially Expand Our Addressable Markets through our Consumables Management Business.  Our consumables distribution business leverages our key strengths, including marketing and service relationships with most of the world’s airlines, commercial aircraft OEMs and their suppliers, business jet OEMs and their suppliers, maintenance, repair and overhaul centers (MROs), and the military industry.  As approximately 56% of consumables demand is generated by the existing worldwide fleet, demand for aerospace hardware, fasteners, bearings, seals, gaskets, electrical components and other consumables is expected to increase over time as the fleet expands, similar to the market for cabin interior products.  The aerospace and military OEMs are increasingly outsourcing to sub-contract manufacturers, driving a channel shift, which is benefiting distributors such as our company, as many of these subcontractors tend to purchase through distributors.

Record Backlog Driven by Aftermarket Demand from International Airlines Retrofitting Existing Fleets. We believe that substantially all of the major international airlines have begun upgrading, or plan to upgrade, their existing fleets of twin-aisle aircraft.  A number of our customers have deferred these retrofit programs until 2010 and 2011 in order to conserve cash during the current economic downturn.  This activity has been, and subject to economic conditions, is expected to continue to be driven by both the age of the existing cabin interiors as well as the desire by many of the leading international carriers to achieve a competitive advantage by investing in cabin interior products that incorporate leading comfort amenities, thereby improving passenger loads and yields, or that reduce airline operating costs by reducing maintenance costs and/or providing lower weight and fuel burn.  We believe that the life cycle of premium products, such as lie-flat international business class seats and the products comprising our super first class suites, will continue to compress as airlines seek greater competitive advantage through more frequent investments in cabin interior products.

Growth of Wide-Body Aircraft Fleet.  According to Airline Monitor, new deliveries of wide-body aircraft totaled 182 in 2008 and are expected to total approximately 1,075 aircraft over the 2009-2012 period, averaging approximately 269 such aircraft per year or a 48% higher delivery level as compared to 2008. The Airline Monitor also predicts that nearly 3,875 twin-aisle aircraft will be delivered over the 2009-2018 timeframe or approximately 388 wide-body and super wide-body aircraft per year, which is 113% higher, on average, as compared to 2008.  We expect to benefit from this trend as wide-body aircraft generally carry more than six to nine times the dollar value of products of the type that we manufacture as compared to single-aisle, or narrow-body, aircraft.

Shift Toward Seller Furnished Equipment for Major Systems.  Commencing with the launch of the Boeing 787 and Airbus A350 XWB, both Boeing and Airbus began selecting exclusive manufacturers for certain cabin interior products for the production life of the aircraft.  To date, we have been selected by Boeing to manufacture our patented Pulse OxygenTM system and passenger service units for the 787, and we have been selected by Airbus to manufacture our Next Generation galley systems and our patented passenger oxygen delivery system for the A350 XWB.  Traditionally, we have sold our products directly to the airlines that purchased aircraft from Boeing or Airbus.  This change toward seller furnished equipment for major systems is important to us as it adds a significant source of revenue over a long period of time.  These programs are currently valued at approximately $2.3 billion and are expected to significantly increase our content per wide-body aircraft.  However, only a small portion of these programs were included in our reported backlog at December 31, 2008.  We believe these programs along with our many other awards provide an excellent platform for long term revenue stability over the coming years.

Growth of Worldwide Airline Fleet.  According to Airline Monitor, new deliveries of large commercial aircraft decreased to 852 aircraft in 2008, as compared to 888 aircraft in 2007 and 820 in 2006.  According to the Airline Monitor, new aircraft deliveries are expected to remain at approximately the 2008 level in 2009 and then decline to approximately 768 in 2010. The worldwide fleet of passenger and cargo aircraft was approximately 19,400 as of December 31, 2008 and, according to the Airline Monitor, is expected to increase to approximately 33,200 by December 31, 2023. As the size of the fleet expands, demand is also expected to grow for upgrade and refurbishment programs, for cabin interior products and for maintenance products, including consumables and spares.

Growth in New Aircraft Introductions Lead to New Cabin Interior Product Introductions and Major Retrofit Opportunities.  Through December 31, 2008, 16 customers have placed orders for 198 of the new Airbus A380 super wide-body aircraft and 56 customers have placed orders for 910 of the new Boeing 787 wide-body aircraft, which Boeing has indicated is its most successful new product launch in its history. In addition, 27 customers have placed 483 orders for the new A350 XWB.

Long Term Growth in Business Jet and VIP Aircraft Markets.  Business jet deliveries increased by 11% in 2008 as compared to 2007 and by 24% in 2007 as compared to 2006. While business jet deliveries are expected to decline significantly in the near term, we expect that over the longer term several larger business jet types, including the Boeing and Airbus Business Jet, the Bombardier Challenger, the Global Express and the Global 5000, the Gulfstream 450, 550 and 650, the Falcon 900, and the Falcon 2000 and 7x, the Cessna Columbus and Embraer Legacy 450 and Legacy 500 to be significant contributors to growth in new general aviation aircraft deliveries in the future. This is important to us because the typical cost of cabin interior products manufactured for a large business jet can be ten times more than the cost to equip the interior of a small jet. Advances in engine technology and avionics and the continued development of fractional ownership of executive aircraft are also important growth factors for the business jet market. In addition, because the average age of the more than 15,000 general aviation and VIP jet aircraft existing today is approximately 15 years, we believe significant cabin interior retrofit and upgrade opportunities exist.

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

Products and Services

We conduct our operations through strategic business units that have been aggregated under three reportable segments: consumables management, commercial aircraft and business jet.

The following is a summary of net sales for each of our segments:

	Fiscal Year Ended December 31,
	($ in millions)
	2008		2007		2006
	Net	% of	Net	% of	Net	% of
	Sales	Net Sales	Sales	Net Sales	Sales	Net Sales
Consumables
management	$697.3	33.0%	$386.5	23.0%	$251.5	22.3%
Commercial aircraft	1,138.7	54.0%	1,098.1	65.5%	729.2	64.6%
Business jet	274.0	13.0%	193.1	11.5%	147.5	13.1%
Net sales	$2,110.0	100.0%	$1,677.7	100.0%	$1,128.2	100.0%

Consumables Management Segment

In 2009 we aligned the legacy business names of our various distribution businesses to the consumables management segment.  We believe that we are the world’s leading distributor and value added service provider of aerospace fasteners and consumables and we believe we offer one of the broadest lines of aerospace hardware and inventory management services worldwide. Through the strategic acquisition of HCS and its integration with our existing consumables management segment we have created the worldwide leader in the distribution of aerospace fasteners and consumables.  The acquisition of HCS has allowed us to alter our business mix such that approximately one-half of our business is related to primarily non-discretionary consumables and spares demand. Approximately 56% of our fastener and consumables sales are to the aftermarket and military, and nearly 58% of our orders are shipped within 24 hours of receipt of the order. With over 275,000 SKUs and next-day service, we serve as a distributor for almost every major aerospace fastener manufacturer. Our service offerings include inventory management and replenishment, electronic data interchange, special packaging and bar-coding, parts kitting, quality assurance testing and purchasing assistance. Our seasoned purchasing and sales teams, coupled with state-of-the-art very effective information technology and automated retrieval systems, provide the basis for our reputation for high quality and overnight delivery.

Commercial Aircraft Segment

We believe, based on our experience in the industry, that we are the world's leading manufacturer of aircraft seats, offering a wide selection of first class, business class, tourist class and regional aircraft seats. A typical seat manufactured and sold by us includes the seat frame, cushions, armrests, tray table and a variety of optional features such as adjustable lumbar supports, footrests, reading lights, head/neck supports, and other comfort amenities.  We also integrate a wide variety of in-flight entertainment equipment into our seats, which is supplied to us by our customers or third party suppliers.

First and Business Classes.  Based upon major airlines' program selection and our backlog, we believe we are the leading worldwide manufacturer of premium class seats. Our line of first class sleeper seats incorporates full electric actuation, an electric ottoman, privacy panels and sidewall-mounted tables. Our business class seats incorporate features developed over 25 years of seating design. The business class seats include electrical or mechanical actuation, PC power ports, telephones, leg rests, adjustable lumbar cushions, four-way adjustable headrests and fiber optic reading lights. The first and business class products are substantially more expensive than tourist class seats due to these luxury appointments.

Tourist Class and Regional Jet Seats.  We believe, based on our installed base, that we are a leading worldwide manufacturer of tourist class seats and regional aircraft seats. We believe our Spectrum® coach class seat has become the industry's most popular seat platform for single-aisle aircraft since its launch in late 2002.  We believe the seat improves comfort and offers significantly improved passenger living space as well as benefiting the airlines with simplified maintenance and spare parts purchasing. Spectrum® was engineered for use across the entire single-aisle aircraft fleet, including regional jets.

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

Oxygen Delivery Systems.  We believe, based on our experience in the industry, that we are the leading manufacturer of oxygen storage, distribution and delivery systems for both commercial and business jet aircraft.  We have the capability to both produce all required components and to fully integrate overhead passenger service units with either chemical or gaseous oxygen equipment.  Our oxygen equipment has been approved for use on all Boeing and Airbus aircraft and is also found on essentially all general aviation and VIP aircraft.  The Boeing 787 will be the first aircraft equipped with a passenger oxygen system using our advanced Pulse OxygenTM  technology and passenger service units.  Airbus has also selected us to provide similar technology on its passenger and crew oxygen systems for the A350 XWB.

Coffee Makers/Water Boilers.  We believe, based on our experience in the industry, that we are the leading manufacturer of aircraft coffee and beverage makers.  We manufacture a broad line of coffee makers, including the Endura® beverage maker, coffee warmers and water boilers, and a Combi Unit® which will both brew coffee and boil water for tea while utilizing 25% less electrical power than traditional 5,000-watt water boilers.  We also manufacture a cappuccino/espresso maker.

Ovens.  We believe, based on our experience in the industry, that we are the leading manufacturer of a broad line of specialized ovens, including high efficiency convection ovens, and steam ovens and warming ovens.  Our DS Steam OvenTM uses a method of preparing in-flight food by maintaining constant temperature and moisture in the food.  Our DS Steam OvenTM addresses the airlines' need to provide a wider range of food offerings than can be prepared by convection ovens.

Refrigeration Equipment.  We believe, based on our experience in the industry, that we are the worldwide industry leader in the design, manufacture and supply of commercial aircraft refrigeration equipment.  We manufacture self-contained wine and beverage chillers, refrigerators/freezers and galley air chilling systems.

Engineering Design, Integration, Installation and Certification Services.  We believe, based on our experience in the industry, that we are a leader in providing engineering, design, integration, installation and certification services for commercial aircraft passenger cabin interiors. We also offer to our customers in-house capabilities to design, manage, integrate, test and certify reconfigurations and modifications for commercial aircraft and to manufacture related products, including engineering kits and interface components. We provide a broad range of interior reconfiguration services which allow airlines to change the size of certain classes of service, modify and upgrade the seating, install telecommunications and entertainment equipment, relocate galleys, lavatories and overhead bins, and install crew rest compartments.

Passenger-to-Freighter Conversions.  We believe, based on our experience in the industry, that we are a leading supplier of structural design and integration services, including airframe modifications for passenger-to-freighter conversions. In addition, we have performed conversions for Airbus A300-600 and A300 B4 aircraft and Boeing 767, Boeing 747-200 Combi, Boeing 747-200 (exclusive of door surround). Freighter conversions require sophisticated engineering capabilities and very large and complex proprietary parts kits.

Crew Rest Compartments.  We believe, based on our experience in the industry, that we are a leader in the design, certification and manufacture of crew rest compartments. Long-haul international flights can carry two flight crews and the off-duty flight crew often utilizes crew rest compartments to sleep during the flight. A crew rest compartment is constructed utilizing lightweight cabin interior materials and incorporates seating, electrical, heating, ventilation and air conditioning and lavatory systems.

We estimate that as of December 31, 2008, we had an aggregate installed base of products produced by our commercial segment, valued at replacement prices, of approximately $6.1 billion.

Business Jet Segment

We believe, based on our experience in the industry, that we are the leading manufacturer of a broad product line of furnishings for business jets. Our products include a complete line of business jet seating and sofa products, including electric fully berthing lie flat seats, direct and indirect lighting, air valves and oxygen delivery systems as well as sidewalls, bulkheads, credenzas, closets, galley structures, lavatories and tables. We have the capability to provide complete interior packages for business jets and executive aircraft (i.e. head-of-state) interiors, including design services, interior components and program management services. We believe we are the preferred supplier of seating products and direct and indirect lighting systems for most business jet manufacturers.

Our business jet segment, which has had decades of experience in equipping VIP and head of state aircraft, is the leading manufacturer of super first class cabin interior products for commercial wide-body aircraft. Super first class products incorporate a broad range of amenities such as luxurious first class cabins with appointments such as lie-flat seating, mini-bars, closets, flat screen televisions and mood lighting, which, until recently, were found only in VIP and head-of-state aircraft.

We estimate that as of December 31, 2008, we had an aggregate installed base of business jet and super first class equipment, valued at replacement prices, of approximately $1.2 billion.

Research, Development and Engineering

We work closely with commercial airlines, business jet and aerospace manufacturers and global leasing companies to improve existing products and identify customers' emerging needs. Our expenditures in research, development and engineering totaled $131.4 million, $127.9 million and $88.6 million representing 6.2%, 7.6% and 7.9% of net sales for the years ending December 31, 2008, 2007 and 2006, respectively. We employed 882 professionals in engineering, research and development and program management as of December 31, 2008. We believe, based on our experience in the industry, that we have the largest engineering organization in the cabin interior products industry, with mechanical, electrical, electronic and software design skills, as well as substantial expertise in program management, materials composition and custom cabin interior layout design and certification.

Marketing and Customers

We market our aerospace fasteners and other consumables directly to the airlines, aircraft leasing companies, MROs, general aviation airframe manufacturers, first-tier suppliers to the commercial, military and defense airframe manufacturers, the airframe manufacturers and other distributors. We believe that our key competitive advantages are the breadth of our product offerings and our ability to deliver on a timely basis. We believe that our broad product offerings of aerospace fasteners and other consumables and our ability to deliver products on a next day basis and our core competencies in product information management, purchasing and logistics management provide strong barriers to entry.

We market and sell our commercial aircraft products directly to virtually all of the world's major airlines, aircraft leasing companies and airframe manufacturers. Airlines select manufacturers of cabin interior products primarily on the basis of custom design capabilities, product quality and performance, on-time delivery, after-sales customer service, product support and price. We believe that our large installed base, our timely responsiveness in connection with the custom design, manufacture, delivery and after-sales customer service and product support of our products, our broad product line and stringent customer and regulatory requirements, all present barriers to entry for potential new competitors in the cabin interior products market.

We believe that airlines prefer our integrated worldwide marketing approach, which is focused by airline and encompasses our entire product line. Led by senior executives, teams representing each product line serve designated airlines that together accounted for the vast majority of the purchases of products manufactured by our commercial aircraft segment including our super first class product during the fiscal year ended December 31, 2008.  Our teams have developed customer-specific strategies to meet each airline's product and service needs. We also staff "on-site" customer engineers at major airlines and airframe manufacturers to represent our entire product line and work closely with the customers to develop specifications for each successive generation of products required by the airlines. These engineers help customers integrate our wide range of cabin interior products and assist in obtaining the applicable regulatory certification for each particular product or cabin configuration. Through our on-site customer engineers, we expect to be able to more efficiently design and integrate products that address the requirements of our customers. We provide program management services, integrating all on-board cabin interior equipment and systems, including installation and Federal Aviation Administration certification, allowing airlines to substantially reduce costs. We believe that we are the only supplier in the commercial aircraft cabin interior products industry with the size, resources, breadth of product line and global product support capability to operate in this manner.

Our program management approach assigns a program management team to each significant contract. The program management team leader is responsible for all aspects of the specific contract and profitability, including managing change orders, negotiating related up front engineering charges and monitoring the progress of the contract through its delivery dates. We believe that our customers benefit substantially from our program management approach, including better on-time delivery and higher service levels. We also believe our program management approach results in better customer satisfaction.

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

As of December 31, 2008, our direct sales, marketing and product support organizations consisted of 606 persons. In addition, we currently retain 40 independent sales representatives. Our sales to non-U.S. customers were approximately $1.1 billion for the fiscal year ended December 31, 2008 and $928 million for the fiscal year ended December 31, 2007 or approximately 53% and 55%, respectively, of net sales during those periods. Approximately 65% of our total revenues were derived from airlines, aircraft leasing companies, MROs, and other commercial aircraft operators during each of the two fiscal years ended December 31, 2008. Approximately 56% and 60% of our revenues during the fiscal years ended December 31, 2008 and 2007, respectively, were from consumables, refurbishment, military, spares and upgrade programs. During the three years ended December 31, 2008, no single customer accounted for more than 10% of our consolidated sales. The portion of our revenues attributable to particular customers varies from year to year with the airlines' scheduled purchases of new aircraft and for retrofit and refurbishment programs for their existing aircraft.

Backlog

Our backlog achieved record levels in 2008, in spite of deteriorating global economic conditions. Our backlog at December 31, 2008 was $2.9 billion, as compared to $2.2 billion at December 31, 2007 and $1.7 billion at December 31, 2006.  Our backlog at December 31, 2008 increased by approximately 32% compared to December 31, 2007. Approximately 51% of our backlog at December 31, 2008 is scheduled to be deliverable within the next twelve months.  While 45% of our total backlog is with North American customers, only 9% of our total backlog is with domestic airlines.  Approximately 24% of our current backlog is with European customers.  Importantly, approximately 31% of backlog is with customers in emerging markets such as the Asia/Pacific Rim and the Middle East regions.  Our backlog includes backlog from all of our businesses. Our book to bill ratio was 1.1:1 during 2008.

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

Competition

The commercial aircraft cabin interior products market is relatively fragmented, with a number of competitors in each of the individual product categories. Due to the global nature of the commercial aerospace industry, competition comes from both U.S. and foreign manufacturers. However, as aircraft cabin interiors have become increasingly sophisticated and technically complex, airlines have demanded higher levels of engineering support and customer service than many smaller cabin interior products suppliers can provide. At the same time, airlines have recognized that cabin interior product suppliers must be able to integrate a wide range of products, including sophisticated electronic components, such as video and live broadcast TV, particularly in wide-body aircraft. We believe that the airlines' increasing demands will result in a continuing consolidation of suppliers. We have participated in this consolidation through strategic acquisitions and we intend to continue to participate in the consolidation.

Our primary competitors in the aerospace hardware and consumables distribution market are Wesco Aircraft Hardware and Anixter Pentacon.  Our principal competitors for our commercial aircraft segment are Groupe Zodiac S.A., Keiper Recaro GmbH, JAMCO and Premium Aircraft Interiors Group (PAIG, formerly Britax). The market for business jet products is highly fragmented, consisting of numerous competitors, the largest of which is Decrane Aircraft Holdings.

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

In March 1992, the FAA adopted Technical Standard Order C127, or TSO-C127, which provides a design approval that the FAA may issue to seat manufacturers for seats tested dynamically to meet the requirements of 14 CFR 25.562 (commonly referred to as “16G”).  We believe we have developed and certified more seat models that meet the requirements of TSO-C127 and TSO-C127a than our competitors.  The FAA and EASA also prescribe that seats meet certain flammability and electrical interference specifications.  In October 2005, the FAA adopted regulation 14 CFR 121.311(j), which requires dynamic testing of all seats installed in all new aircraft certified after January 1, 1988 and produced after October 27, 2009.  EASA is expected to establish a similar rule.  Our large installed base of 16G seats demonstrates our industry leadership in seat certification requirements.

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

Patents

We currently hold 242 U.S. patents and 274 international patents, as well as 136 U.S. patent applications and 205 foreign patent applications covering a variety of products. We believe that the termination, expiration or infringement of one or more of such patents would not have a material adverse effect on us.

Employees

As of December 31, 2008, we had approximately 6,485 employees. Approximately 68% of our employees are engaged in manufacturing/distribution operations and purchasing, 14% in engineering, research and development and program management, 9% in sales, marketing and product support and 9% in finance, information technology, legal and general administration. Unions represent approximately 13% of our worldwide employees. One domestic labor contract, representing approximately 5% of our employees, expires in May, 2009.  The labor contract with the only other domestic union, which represents approximately 2% of our employees, expires in June, 2010.  The balance of our union employees are located in the U.K., the Netherlands and Germany, which tend to have government mandated union organizations.  We consider our employee relations to be good.

Financial Information About Segments and Foreign and Domestic Operations

Financial and other information by segment and relating to foreign and domestic operations for the fiscal years ended December 31, 2008, 2007 and 2006, is set forth in Note 13 to our consolidated financial statements.

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

The airline industry is subject to extensive health and environmental regulations, any violation of which could subject us to significant liabilities and penalties.

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

Risks Relating to Our Business

We are directly dependent upon the conditions in the airline and business jet industries and a severe and prolonged economic downturn could negatively impact our results of operations.

Global financial markets have experienced extreme volatility and disruption for more than twelve months. Since September 2008, this volatility has reached unprecedented levels as a result of a financial crisis affecting the banking system and participants in the global financial markets. Concerns over the tightening of the corporate credit markets, inflation, energy costs and the dislocation of the residential real estate and mortgage markets have contributed to the volatility in the global financial markets and, together with the global financial crisis, have diminished expectations for global economic conditions in the future.  The airline and business jet industries are particularly sensitive to changes in economic conditions.  Through 2008, the airline industry has been parking aircraft, delaying new aircraft purchases and delivery of new aircraft, deferring retrofit programs and depleting existing inventories. We also expect the business jet industry to be severely impacted by both the recession and by declining corporate profits.

Unfavorable economic conditions can also reduce spending for both leisure and business travel, negatively affecting the airline and business jet industries.  The weakened global economy caused rapid declines in global air travel during the latter portion of 2008.  According to IATA, the economic downturn, combined with the record fuel prices experienced during most of the year, contributed to the worldwide airline industry generating a loss of approximately $5.0 billion in 2008.  In addition, as a result of the decline in both traffic and airfares following the September 11, 2001 terrorist attacks, SARS and the onset of the Iraq war, and their aftermath, as well as other factors, such as increases in fuel costs and heightened competition from low-cost carriers, the world airline industry lost a total of approximately $33.7 billion in calendar years 2001-2008. The airline industry crisis also caused 47 airlines worldwide to declare bankruptcy or cease operations in the last seven years.

We expect, based on current economic conditions, that air traffic will continue to decline in 2009. Declining air traffic has, and we expect it will continue to, negatively impact our customer base. A continued economic downturn would likely continue to negatively impact the airline and business jet industries, which could cause a significant negative impact on our future results of operations.

There are risks inherent in international operations that could have a material adverse effect on our business operations.

While the majority of our operations are based domestically, we have significant manufacturing operations based internationally with facilities in the United Kingdom, the Netherlands and Germany.  In addition, we sell our products to airlines all over the world. Our customers are located primarily in North America, Europe and the emerging markets including the Asia/Pacific Rim region, South America and the Middle East. As a result, 53% of our net sales for the year ended December 31, 2008 and 55% of our sales for the year ended December 31, 2007 were to customers located outside the United States.

In addition, we have a number of subsidiaries in foreign countries (primarily in Europe), which have sales outside the United States. Approximately 32% and 38%, respectively, of our sales during the fiscal years ended December 31, 2008 and 2007 came from our foreign operations. Fluctuations in the value of foreign currencies affect the dollar value of our net investment in foreign subsidiaries, with these fluctuations being included in a separate component of stockholders’ equity. At December 31, 2008, we reported a cumulative foreign currency translation adjustment of approximately $67.4 million in stockholders’ equity as a result of foreign currency adjustments, and we may incur additional adjustments in future periods.  In addition, operating results of foreign subsidiaries are translated into U.S. dollars for purposes of our statement of operations at average monthly exchange rates. Moreover, to the extent that our revenues are not denominated in the same currency as our expenses, our net earnings could be materially adversely affected. For example, a portion of labor, material and overhead costs for goods produced in our production facilities in the United Kingdom, Germany and the Netherlands are incurred in British pounds or euros, but the related sales revenues are generally denominated in U.S. dollars. Changes in the value of the U.S. dollar or other currencies could result in material fluctuations in foreign currency translation amounts or the U.S. dollar value of transactions and, as a result, our net earnings could be materially adversely affected.

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

We have made many acquisitions in the past.  We are currently in the process of integrating the HCS business which we acquired from Honeywell.  Successful integration of HCS's operations with those of our consumables management will depend on our ability to manage the combined operations, realize opportunities for revenue growth presented by broader product offerings and expanded geographic coverage, and to eliminate redundant and excess costs.

We may also consider future acquisitions, some of which could be material to us. We explore and conduct discussions with many third parties regarding possible acquisitions. Our ability to continue to achieve our goals may depend upon our ability to effectively acquire and integrate such companies, to achieve cost efficiencies and to manage these businesses as part of our company. For example, our acquisition of HCS involves the integration of the HCS business with our consumables management business. These two businesses were previously operated independently, sometimes competing in some of the same or similar aerospace hardware consumables distribution markets. If we cannot successfully integrate HCS operations with those of our consumables management, we may experience material negative consequences to our business, financial condition or results of operations. We may not be successful in implementing appropriate operational, financial and management systems and controls to achieve the benefits expected to result from these acquisitions. Our efforts to integrate these businesses could be materially adversely affected by a number of factors beyond our control, such as regulatory developments, general economic conditions, increased competition and the loss of certain customers resulting from the acquisitions. In addition, the process of integrating these businesses could cause difficulties for us, including an interruption of, or loss of momentum in, the activities of our existing business and the loss of key personnel and customers. Further, the benefits that we anticipate from these acquisitions may not develop. For example, we may not be able to realize the cost savings, synergies and revenue and earnings growth in our consumables management that we anticipate from the HCS acquisition and the costs of achieving these benefits may be higher than what we currently expect. Depending upon the acquisition opportunities available, we also may need to raise additional funds through the capital markets or arrange for additional bank financing in order to consummate such acquisitions.  We also may not be able to raise the substantial capital required for acquisitions and integrations on satisfactory terms, if at all.

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

Our total assets include substantial intangible assets.  We have written off a significant portion of our intangible assets this year and subsequent write-offs of a significant portion of intangible assets would negatively affect our financial results.

Our total assets reflect substantial intangible assets. At December 31, 2008, goodwill and identified intangibles, net, represented approximately 35% of total assets. Intangible assets consist principally of goodwill and other identified intangible assets associated with our acquisitions. On at least an annual basis, we assess whether there has been an impairment in the value of goodwill and other intangible assets with indefinite lives. If the carrying value of the tested asset exceeds its estimated fair value, impairment is deemed to have occurred.  In this event, the amount is written down to fair value.  Under current accounting rules, this would result in a charge to operating earnings. Any determination requiring the write-off of a significant portion of unamortized goodwill and identified intangible assets would negatively affect our results of operations and total capitalization, which could be material.  For example, during the year ended December 31, 2008, in accordance with Statement of Financial Accounting Standards 142, “Goodwill and Other Intangible Assets,” we performed our annual testing of impairment of goodwill.  Adverse equity market conditions caused a decrease in current market multiples, including our fiscal year end market capitalization at December 31, 2008.  The fair value of our reporting units for goodwill impairment testing were determined using valuation techniques  based on estimates, judgments and assumptions we believe were appropriate under the circumstances.  The sum of the fair values of the reporting units were evaluated based on our market capitalization determined using average share prices within a reasonable period of time near December 31, 2008, plus an estimated control premium plus the fair value of our debt obligations.  The decrease in the current market multiples and our market capitalization resulted in a decline in the fair value of our reporting units as of December 31, 2008.  Accordingly, we recorded a pre-tax impairment charge related to goodwill and intangible assets of approximately $390.0 million. As of December 31, 2008 the remaining balances of goodwill and intangible assets were $663.6 million and $356.0 million, respectively.

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

The price of our common stock is subject to sudden and material increases and decreases, and decreases could adversely affect investments in our common stock.  For example from January 1, 2008 through December 31, 2008, the sale price of our common stock has ranged from a low of $5.37 to a high of $53.79.  The price of our common stock could fluctuate widely in response to:

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

As of December 31, 2008, we had 25 principal operating facilities and one administrative facility, which comprised an aggregate of approximately 2.6 million square feet of space.  The following table describes the principal facilities and indicates the location, function, approximate size, and ownership status of each location.

Segment	Location	Purpose	Facility Size (Sq. Feet)	Ownership

Consumables Management	Miami, Florida	Distribution	355,800	Leased
	Roanoke, Texas	Distribution	208,000	Leased
	Hamburg, Germany	Distribution	67,300	Leased
	Carson, California	Distribution	56,500	Leased
	Earth City, Missouri	Distribution	47,000	Leased
	Hamburg, Germany	Distribution	44,000	Leased
	Stratford, Connecticut	Distribution	67,000	Leased
	Paramus, New Jersey	Distribution	36,000	Leased
	Wichita, Kansas	Distribution	49,000	Leased
Commercial Aircraft	Winston-Salem, North Carolina	Manufacturing	358,700	Leased
	Kilkeel, Ireland	Manufacturing	176,000	Leased/Owned
	Marysville, Washington	Manufacturing	155,000	Leased
	Lenexa, Kansas	Manufacturing	130,000	Leased
	Leighton Buzzard, England	Manufacturing	114,000	Owned
	Anaheim, California	Manufacturing	98,000	Leased
	Lubeck, Germany	Manufacturing	86,100	Leased
	Westminster, California	Manufacturing	70,000	Leased
	Compton, California	Manufacturing	63,400	Leased
	Nieuwegein, the Netherlands	Manufacturing	47,400	Leased
	Pacoima, California	Manufacturing	28,800	Leased
	Vista, California	Manufacturing	27,200	Leased
	Everett, Washington	Manufacturing	24,200	Leased
Business Jet	Miami, Florida	Manufacturing	129,600	Leased
	Holbrook, New York	Manufacturing	20,100	Leased
	Tucson, Arizona	Manufacturing	90,500	Leased
Corporate	Wellington, Florida	Administrative	23,100	Leased/Owned
			2,572,700

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

There are no material pending legal proceedings, other than the ordinary routine litigation incidental to the business discussed above, to which we, or any of our subsidiaries, are a party or of which any of our property is the subject.

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

	Fiscal Year Ended December 31,
	(Amounts in Dollars)
	2008		2007
	High	Low	High	Low
First Quarter	$53.79	$30.41	$33.80	$25.56
Second Quarter	43.51	23.04	41.65	31.59
Third Quarter	28.70	12.50	44.69	32.20
Fourth Quarter	15.61	5.37	54.09	40.81

Based on published reports in the Wall Street Journal, we believe B/E Aerospace, Inc. was the best performing aerospace stock for the one, three, and five years ended December 31, 2008.  We believe year to date, through February 24, 2009, our shares have out performed the vast majority of all other U. S. aerospace stocks. During the latter portion of 2008, our share price declined significantly due to a number of factors unrelated to our operating performance including, but not limited to, the global credit crisis and global recession, negative industry information such as continued delays in the launch of the B787 Dreamliner, record fuel prices and an apparent shift in investor sentiment away from small-cap aerospace stocks.

On February 23, 2009, the last reported sale price of our common stock as reported by NASDAQ was $8.00 per share.  As of such date, based on information provided to us by Computershare, our transfer agent, we had approximately 1,453 registered holders, and because many of these shares are held by brokers and other institutions on behalf of the beneficial holders, we are unable to estimate the number of beneficial shareholders represented by these holders of record.  We have not paid any cash dividends in the past, and we have no present intention of doing so in the immediate future. Our board of directors intends, for the foreseeable future, to retain any earnings to reduce indebtedness and finance our future growth, but expects to review our dividend policy regularly. The credit agreement governing our bank credit facilities permit the declaration of cash dividends only in certain circumstances described therein.

The following line graph compares the annual percentage change in the Company’s cumulative total shareholder return on our common stock relative to the cumulative total returns of the NASDAQ Composite index, the Dow Jones US Airlines index and the Dow Jones US Aerospace & Defense index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in the Company's common stock and in each of the indexes on 12/31/2003 and its relative performance is tracked through 12/31/2008.

We made no repurchases of our common stock during the last quarter of 2008.

ITEM 6.  SELECTED FINANCIAL DATA
(In millions, except per share data)

The financial data for each of the years in the five year period ended December 31, 2008 have been derived from financial statements that have been audited by our independent registered public accounting firm. The following financial information is qualified by reference to, and should be read in conjunction with, Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our historical financial statements, including notes thereto, which are included in Item 15 of this Form 10-K.  Our historical results are not necessarily indicative of our future results.

	Fiscal Year Ended December 31,
	2008 (1)	2007	2006	2005	2004
Statements of Earnings (Loss) Data:
Net sales	$2,110.0	$1,677.7	$1,128.2	$844.1	$733.5
Cost of sales	1,386.5	1,107.6	731.7	548.5	494.8
Selling, general and administrative	238.3	195.2	159.6	136.4	119.2
Research, development and engineering	131.4	127.9	88.6	65.6	55.1
Asset impairment charge	390.0	--	--	--	--
Operating (loss) earnings	(36.2)	247.0	148.3	93.6	64.4
Operating margin	(1.7%)	14.7%	13.1%	11.1%	8.8%
Interest expense, net	48.0	20.9	38.9	59.3	76.1
Debt prepayment costs	3.6	11.0	19.4	--	8.8
(Loss) earnings before income taxes	(87.8)	215.1	90.0	34.3	(20.5)
Income tax expense (benefit)(2)	11.6	67.8	4.4	(50.3)	1.5
Net (loss) earnings	$(99.4)	$147.3	$85.6	$84.6	$(22.0)

Basic net earnings (loss) per share:
Net (loss) earnings	$(1.05)	$1.67	$1.11	$1.44	$(0.53)
Weighted average common shares	94.3	88.1	77.1	58.8	41.7

Diluted net earnings (loss) per share:
Net (loss) earnings	$(1.05)	$1.66	$1.10	$1.39	$(0.53)
Weighted average common shares	94.3	88.8	78.0	60.8	41.7

Balance Sheet Data (end of period):
Working capital	$1,173.7	$711.6	$456.0	$573.4	$225.0
Goodwill, intangible and other assets, net	1,081.7	635.6	636.2	525.3	545.5
Total assets	2,930.1	1,772.0	1,497.7	1,426.5	1,024.8
Long-term debt, net of current portion	1,117.2	150.3	502.0	677.4	678.6
Stockholders' equity	1,266.5	1,258.1	706.0	569.6	182.8
Other Data:
Depreciation and amoritization	$40.7	$35.0	$29.4	$28.6	$28.4

(1)  During the year ended December 31, 2008, in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” we performed our annual testing of impairment of goodwill.  Adverse equity market conditions caused a decrease in current market multiples, including our fiscal year end market capitalization at December 31, 2008.  The fair value of our reporting units for goodwill impairment testing were determined using valuation techniques based on estimates, judgments and assumptions we believe were appropriate under the circumstances.  The sum of the fair values of the reporting units were evaluated based on our market capitalization determined using   average share prices within a reasonable period of time near December 31, 2008 plus an estimated control premium plus the fair value of our debt obligations.  The decrease in the current market multiples and our market capitalization resulted in a decline in the fair value of our reporting units as of December 31, 2008.  Accordingly, we recorded a pre-tax impairment charge related to goodwill and intangible assets of approximately $390.0 million. Exclusive of the goodwill and intangible assets impairment charge, which did not impact cash flows or our operations, operating earnings, earnings before income taxes, net earnings and net earnings per diluted share for 2008 would have been $353.8, $302.2, $200.6 and $2.12, respectively.

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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               (Dollars in millions, except per share data)

OVERVIEW

Based on our experience in the industry, we believe we are the world’s largest manufacturer of cabin interior products for commercial aircraft and business jets and the leading aftermarket distributor and value added service provider of aerospace fasteners and other consumables products. We sell our manufactured products directly to virtually all of the world’s major airlines and aerospace manufacturers.  In addition, based on our experience, we believe that we have achieved leading global market positions in each of our major product categories, which include:

•	a broad line of aerospace fasteners, consisting of over 275,000 SKUs, serving the aerospace commercial aircraft, business jet and military and defense industries;

•	commercial aircraft seats, including an extensive line of super first class, first class, business class, tourist class and regional aircraft seats;

•	a full line of aircraft food and beverage preparation and storage equipment, including coffeemakers, water boilers, beverage containers, refrigerators, freezers, chillers and a line of ovens which includes microwave, high heat convection and steam ovens;

•	both chemical and gaseous aircraft oxygen delivery, distribution and storage systems, protective breathing equipment and lighting products; and

•
business jet and general aviation interior products, including an extensive line of executive aircraft seats, direct and indirect overhead lighting systems, oxygen delivery systems, air valve systems, high-end furniture and cabinetry.

We also provide comprehensive aircraft cabin interior reconfiguration and passenger-to-freighter conversion engineering services and component kits.

We generally derive our revenues from refurbishment or upgrade programs for the existing worldwide fleets of commercial and general aviation aircraft and from the sale of our cabin interior equipment for new aircraft deliveries.  For the 2008, 2007 and 2006 fiscal years, approximately 56%, 60% and 60%, respectively, of our revenues were derived from our aftermarket and military products, with the remaining portions attributable to the sale of cabin interior equipment associated with new aircraft deliveries. We believe our large installed base of products, estimated to be approximately $7.3 billion as of December 31, 2008 (valued at replacement prices), gives us a significant advantage over our competitors in obtaining orders both for spare parts and for refurbishment programs, principally due to the tendency of the airlines to purchase equipment for such programs from the incumbent supplier.

We conduct our operations through strategic business units that have been aggregated under three reportable segments: consumables management, commercial aircraft and business jet.  In 2009 we aligned the legacy business names of our various distribution businesses to the consumables management segment.

Net sales by reportable segment for the years ended December 31, 2008, 2007 and 2006 were as follows:

	Fiscal Year Ended December 31,
	2008		2007		2006
	Net	% of	Net	% of	Net	% of
	Sales	Net Sales	Sales	Net Sales	Sales	Net Sales
Consumables
management	$697.3	33.0%	$386.5	23.0%	$251.5	22.3%
Commercial aircraft	1,138.7	54.0%	1,098.1	65.5%	729.2	64.6%
Business jet	274.0	13.0%	193.1	11.5%	147.5	13.1%
Net sales	$2,110.0	100.0%	$1,677.7	100.0%	$1,128.2	100.0%

Net sales by domestic and foreign operations for the years ended December 31, 2008, 2007 and 2006 were as follows:

	Fiscal Year Ended December 31,
	2008	2007	2006
Domestic	$1,428.8	$1,036.6	$732.9
Foreign	681.2	641.1	395.3
Total	$2,110.0	$1,677.7	$1,128.2

Net sales by geographic segment (based on destination) for the years ended December 31, 2008, 2007 and 2006 were as follows:

	Fiscal Year Ended December 31,
	2008		2007		2006
	Net	% of	Net	% of	Net	% of
	Sales	Net Sales	Sales	Net Sales	Sales	Net Sales

U.S.	$994.4	47.1%	$749.5	44.7%	$483.0	42.8%
Europe	508.9	24.1%	468.0	27.9%	331.5	29.4%
Asia, Pacific Rim,
Middle East and other	606.7	28.8%	460.2	27.4%	313.7	27.8%
Total	$2,110.0	100.0%	$1,677.7	100.0%	$1,128.2	100.0%

Between 1989 and 2001, we substantially expanded the size, scope and nature of our business through 22 acquisitions for an aggregate purchase price of approximately $1 billion.  From 2002 through June 2006, essentially all of our revenue growth was organic since we did not make any significant acquisitions during that period.

During the third quarter of 2006, we acquired Draeger and New York Fasteners for, in the aggregate, approximately $147.0 in cash.  Draeger manufactures components and integrated systems to supply oxygen systems for both civil and military aircraft, with well-established strengths in both chemical and gaseous oxygen systems.  Draeger is the prime contractor for the oxygen systems in the Eurofighter Typhoon, and provides maintenance and repair services for Germany’s Air Force in-service oxygen systems.  The integration of Draeger with our existing oxygen business allows us to offer the broadest oxygen system product lines in the industry. New York Fasteners is a distributor of a wide variety of aerospace fasteners and hardware primarily to the military sector.  The integration of New York Fasteners into our consumables management segment has significantly expanded our overall penetration into the military and defense sector.

During the third quarter of 2008, we acquired Honeywell’s Consumable Solutions distribution business, for the aggregate purchase price of approximately $1,074.0.  The HCS business distributes consumables parts and supplies to aviation industry manufacturers, airlines, and aircraft repair and overhaul facilities.  The combination of HCS with our consumables management segment positioned us as the leading global distributor and value-added provider of aerospace fasteners and other consumable products.  The combined business serves as a distributor for every major aerospace fastener manufacturer in the world. The combination of HCS with our existing distribution business created the world’s leading distributor of aerospace fasteners and consumables thereby allowing us to alter our business mix, such that approximately one-half of our business is related to non-discretionary consumables and spares demand.

New product development is a strategic initiative for us. Our customers regularly request that we engage in new product development and enhancement activities. We believe that these activities protect and enhance our leadership position. We believe our investments in research and development over the past several years have been the driving force behind our ongoing market share gains.  Research, development and engineering spending was approximately 6.2% of sales during 2008 and is expected to remain at approximately that percentage of sales for the next several years.

We also believe in providing our businesses with the tools required to remain competitive. In that regard, we have invested, and will continue to invest in, property and equipment that enhances our productivity. Taking into consideration our record backlog, targeted capacity utilization levels, recent capital expenditure investments, recent acquisitions and current industry conditions, we expect that capital expenditures will be approximately $40 million over the next twelve months.

International airline competition for higher margin international travelers and improved worldwide industry conditions through the third quarter of 2008 resulted in increasing demand for our products and services, as demonstrated by record bookings of approximately $2.2 billion during fiscal 2008.  At December 31, 2008, backlog was approximately $2.9 billion, an increase of approximately 32% as compared to our December 31, 2007 backlog.

The weakened global economy has caused rapid declines in global air travel during the latter portion of 2008.  We expect, based on current economic conditions, that air traffic will continue to decline in 2009.  Declining air traffic has, and we expect it will continue to, negatively impact our customer base.  The airline industry is parking aircraft, delaying new aircraft purchases and deliveries, deferring retrofit programs and depleting existing inventories. We also expect the business jet industry to be severely impacted by both the recession and by declining corporate profits. Despite these difficult industry conditions, we expect that our strategic decision to alter our business mix such that approximately one-half of our business is related to non-discretionary consumables and spares demand, as well as our strategic focus on OEM direct or seller furnished equipment programs will positively impact our business in the future.

RESULTS OF OPERATIONS

Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007

Record net sales for the year ended December 31, 2008 were $2.11 billion, an increase of 25.8% as compared to 2007.

Net sales for each of our segments are set forth in the following table:

	Fiscal Year Ended December 31,
				Percent
	2008	2007	Change	Change
Consumables management	$697.3	$386.5	$310.8	80.4%
Commercial aircraft	1,138.7	1,098.1	40.6	3.7%
Business jet	274.0	193.1	80.9	41.9%
Total sales	$2,110.0	$1,677.7	$432.3	25.8%

Consumables management segment revenues increased by 80.4% as compared with the prior year.  The higher level of revenues at the consumables management segment were the result of the acquisition of HCS, which accounted for $238.6 of the revenue increase and a broad-based increase in aftermarket revenues and investments in product line expansion, offset by a decrease in demand in the fourth quarter, as a result of the global recession.  Proforma revenue growth at the consumables management segment in 2008, reflecting the acquisition of HCS as if it had occurred as of the beginning of 2007, was 13.0%.  Commercial aircraft segment revenues increased 3.7% as compared with the prior year, reflecting lower demand in the second half of 2008, as a result of the global recession.  Business jet segment revenues increased by $80.9 or 41.9%, reflecting the higher level of new business jet deliveries and higher revenues from super first class products.

Cost of sales for the current period of $1,386.5, or 65.7% of net sales, increased by $278.9 compared to $1,107.6, or 66.0% of net sales in the prior year. The 30 basis point decrease in the current year is due to the change in business mix as a result of the acquisition of HCS, offset by margin expansion at both the commercial aircraft and business jet segments.

Selling, general and administrative expenses in 2008 were $238.3, or 11.3% of sales, compared to $195.2 or 11.6% in 2007.  The increase in spending is primarily due to the HCS acquisition ($28.9), and higher commissions, compensation and benefits ($13.7) associated with the 25.8% increase in revenues and a nearly 32% increase in backlog from December 31, 2007.  Selling, general and administrative expenses as a percentage of sales decreased by 30 basis points, reflecting the operating leverage in our business.

Research, development and engineering expenses for 2008 were $131.4, or 6.2% of sales, compared to $127.9 or 7.6% of sales in the prior year, and reflect the higher level of spending associated with customer specific engineering activities, new product development activities (primarily at the commercial aircraft segment), certification efforts related to a number of new products, including products for the new Boeing 787 Dreamliner Aircraft, Airbus A350 XWB, as well as new product spending for new business jet aircraft (Cessna Citation Columbus, Gulfstream 650, Dassault Falcon 7X and Embraer Legacy 450 and Legacy 500) and the super first class suite of products.  The 140 basis point decline in research, development and engineering expenses as a percentage of sales is due to the change in business mix as a result of the HCS acquisition.  During 2008, we applied for 98 U.S. and foreign patents versus 88 during 2007.

During the year ended December 31, 2008, in accordance with Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets,” we performed our annual testing of impairment of goodwill.  Adverse equity market conditions caused a decrease in current market multiples, including our fiscal year end market capitalization at December 31, 2008.  The fair value of our reporting units for goodwill impairment testing were determined using valuation techniques  based on estimates, judgments and assumptions that we believe were appropriate under the circumstances.  The sum of the fair values of the reporting units were evaluated based on our  market capitalization determined using average share prices within a reasonable period of time near December 31, 2008, plus an estimated control premium plus the fair value of our debt obligations.  The decrease in the current market multiples and our market capitalization resulted in a decline in the fair value of our reporting units as of December 31, 2008, we recorded a pre-tax asset impairment charge related to goodwill and intangible assets of approximately $390.0.

    As a result of the $390.0 asset impairment charge, our 2008 operating loss was ($36.2) as compared to 2007 operating earnings of $247.0, or 14.7% of sales in 2007. Operating earnings, exclusive of the asset impairment charge, increased by 43.2% due to the 25.8% revenue growth and a 210 basis point expansion in operating margin to 16.8% of sales, reflecting our high in quality backlog.

The following is a summary of operating earnings performance by segment:

	As Reported				Excluding Asset Impairment Charge
	Fiscal Year Ended December 31,				Fiscal Year Ended December 31,
				Percent				Percent
	2008	2007	Change	Change	2008	2007	Change	Change
Consumables management	$(151.7)	$85.5	$(237.2)	(277.4)%	$158.5	$85.5	$73.0	85.4%
Commercial aircraft	78.2	141.8	(63.6)	(44.9)%	158.0	141.8	16.2	11.4%
Business jet	37.3	19.7	17.6	89.3%	37.3	19.7	17.6	89.3%
Total operating (loss) earnings	$(36.2)	$247.0	$(283.2)	(114.7)%	$353.8	$247.0	$106.8	43.2%

Consumables management segment operating loss of ($151.7) in 2008 reflects $310.2 of goodwill and intangible asset impairment charges.  Exclusive of these charges, operating earnings would have been $158.5, representing an increase of $73.0, or 85.4%, due to an 80.4% increase in revenue and a 60 basis point increase in operating margin. Consumables management segment operating earnings in 2008 were also impacted by $9.7 of acquisition and integration costs related to the HCS acquisition and $21.2 of unfavorable contract accrual adjustments related to the HCS acquisition.  On a proforma basis, giving effect to the acquisition of HCS as if it occurred on January 1, 2007, and excluding the goodwill and asset impairment charges, revenues in 2008 of $1,043.6 would have increased by $120.0, or 13.0% as compared to proforma revenues in 2007 of $923.6, and proforma operating earnings would have increased by 41.2% to $198.5 (19.0% of sales), as compared to $140.6 in 2007.  Proforma operating earnings, including the goodwill and asset impairment charges incurred in 2008, would have been ($104.7) and $140.6, for the years ended December 31, 2008 and 2007, respectively.

For the year ended December 31, 2008, commercial aircraft segment operating earnings of $78.2 reflect $79.8 of goodwill and intangible asset impairment charges. Exclusive of these charges, 2008 operating earnings increased by $16.2, or 11.4% as compared to 2007, primarily due to a 100 basis point expansion in operating margin.  Excluding goodwill and asset impairment charges, operating margin at commercial aircraft segment expanded by 100 basis points during 2008 reflecting synergies associated with the Draeger acquisition, improved efficiencies associated with major seating programs and successful cost reduction initiatives.  Excluding goodwill and asset impairment charges, operating margin at commercial aircraft segment has expanded by 460 basis points over the 2005-2008 period.

Business jet segment’s 2008 operating earnings of $37.3 increased by $17.6, or 89.3%, as compared with the prior year, as a result of the 41.9% increase in revenue and the 340 basis point expansion in operating margin.  This margin expansion reflects substantially improved operating results for the super first class product line and operating leverage at the higher sales level.

We financed the acquisition of HCS (and refinanced $150.0 of existing indebtedness) by completing a new $525.0 term loan to banks, a $600.0 of senior unsecured notes offering and by issuing 6.0 million shares of our common stock to Honeywell at an agreed upon value of $26.38 per share.  See “Outstanding Debt and Other Financing Arrangements” below for additional information regarding our indebtedness.  Interest expense was $48.0 for 2008, an increase of $27.1 as compared to 2007 due to the debt incurred to finance the HCS acquisition.  During 2008 we recorded debt prepayment costs of $3.6, incurred in connection with the financing of the HCS acquisition.

Loss before income taxes in 2008 was ($87.8), as compared to earnings before income taxes of $215.1 in 2007.  Excluding the goodwill and intangible asset impairment charges, the 2008 earnings before income taxes were $302.2, an increase of $87.1 or 40.5% compared to 2007, due to factors described above.

A significant portion of the goodwill and intangible asset impairment charge was non-deductible for tax purposes, which resulted in income tax expense for 2008 of $11.6. Excluding the impact of the goodwill and intangible asset impairment charges, the Company’s tax expense was $101.6 for an effective tax rate of 33.6%. The Company’s tax expense of $67.8 for 2007 reflected a tax benefit for the recognition of our U.K. deferred tax asset in the amount of $8.7.

Net loss and net loss per diluted share in 2008 were ($99.4) and ($1.05), respectively.  Excluding the goodwill and intangible asset impairment charges, 2008 net earnings and net earnings per diluted share were $200.6 and $2.12, respectively, as compared to 2007 net earnings and net earnings per diluted share of $147.3 and $1.66, respectively.

RESULTS OF OPERATIONS

Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006

Net sales for the year ended December 31, 2007 were $1,677.7, an increase of $549.5 or 48.7% as compared to the prior year.  Revenue growth was driven by robust market conditions and market share gains, and included strong retrofit program deliveries, as well as an increase in demand related to growth in new aircraft deliveries.

Net sales for each of our segments are set forth in the following table:

	Fiscal Year Ended December 31,
				Percent
	2007	2006	Change	Change
Consumables management	$386.5	$251.5	$135.0	53.7%
Commercial aircraft	1,098.1	729.2	368.9	50.6%
Business jet	193.1	147.5	45.6	30.9%
Total sales	$1,677.7	$1,128.2	$549.5	48.7%

The consumables management segment revenue growth of 53.7% reflects a higher level of revenues from first and second tier aerospace manufacturers and from higher military sales.

The 50.6% increase in revenue for the commercial aircraft segment reflects significant market share gains and was driven by a substantially higher level of aftermarket, retrofit and refurbishment activity, as well as demand created by new aircraft deliveries. Business jet segment revenue increased by $45.6 or 30.9%, reflecting the higher level of new business jet deliveries and higher revenues from super first class products.

Cost of sales for the current period of $1,107.6, or 66.0% of net sales, increased by $375.9 compared to $731.7, or 64.9% of net sales in the prior year.  The $375.9, or 51.4%, increase in cost of sales was primarily due to the 48.7% increase in net sales.  Cost of sales as a percentage of net sales increased by 110 basis points during the current year period primarily due to the higher level of commercial aircraft segment revenues, with gross margins lower than the Company’s average.  The balance was primarily related to the 2006 Draeger and New York Fasteners acquisitions and integration costs related thereto and start up and learning curve costs on major programs in the business jet and commercial aircraft segments.

Selling, general and administrative expenses in 2007 were $195.2, or 11.6% of sales, versus $159.6 or 14.1% in 2006 reflecting the higher level of selling, marketing and product support costs ($6.3), the acquisitions of Draeger and New York Fasteners ($6.1), higher commissions, compensation and benefits ($19.0) associated with the 48.7% increase in revenues and a nearly 30% increase in backlog from December 31, 2006.  Selling, general and administrative expenses as a percentage of sales decreased by 250 basis points, reflecting the operating leverage in our business.

Research, development and engineering expenses for 2007 were $127.9, or 7.6% of sales, versus $88.6 or 7.9% of sales in the prior year and reflect the higher level of spending associated with customer specific engineering activities, new product development activities (primarily at the commercial aircraft segment), certification efforts related to a number of new products including products for the new Boeing 787 Dreamliner Aircraft, Airbus A350 XWB, and acquisitions.  During 2007, we applied for 88 U.S. and foreign patents versus 73 during 2006.

    Operating earnings for 2007 were $247.0 or 66.6% greater than 2006.  The operating earnings growth was driven by the 48.7% revenue growth and a 160 basis point expansion in operating margin to 14.7% of sales reflecting the high in quality backlog and operating leverage at the higher revenue level, offset by the 2006 Draeger and New York Fasteners acquisitions and integration costs related thereto and learning curve costs in the commercial aircraft and business jet segments.  Operating earnings growth, exclusive of acquisitions was 68%.

The following is a summary of operating earnings performance by segment:

	Fiscal Year Ended December 31,
				Percent
	2007	2006	Change	Change
Consumables management	$85.5	$50.4	$35.1	69.6%
Commercial aircraft	141.8	88.5	53.3	60.2%
Business jet	19.7	9.4	10.3	109.6%
Total	$247.0	148.3	98.7	66.6%

Consumables management segment operating earnings of $85.5 increased by $35.1, or 69.6%, due to a 53.7% increase in revenue and a 210 basis point increase in operating margin.  The consumables management segment operating margin of 22.1%, which reflects the segment’s highly efficient information technology and automated retrieval systems, was negatively impacted by the New York Fasteners acquisition and integration costs related thereto.

For the year ended December 31, 2007, commercial aircraft segment operating earnings of $141.8 increased by $53.3, or 60.2%, due to both a 50.6% increase in revenue and a 80 basis point expansion in operating margin.  The Draeger acquisition integration costs negatively impacted commercial aircraft segment margin.  The operating margins at the commercial aircraft segment are expected to significantly improve during 2008 and beyond due to their high in quality backlogs, operational efficiency initiatives, operating leverage and, with respect to interior systems, the now substantially complete Draeger integration activities.

Business jet segment operating earnings of $19.7, increased by $10.3, or 109.6%, as compared with the prior year, as a result of the 30.9% increase in revenue and the 380 basis point expansion in operating margin.  This margin expansion reflects substantially improved operating results for the super first class product line and operating leverage at the higher sales level.

Interest expense was $23.5 for 2007 and decreased by $19.3 as compared to 2006, due to the redemption of our $250 8 7/8% senior subordinated notes due 2011 and prepayment of $100 of bank term debt during 2007, which together generated $11.0 of debt prepayment costs.

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

LIQUIDITY AND CAPITAL RESOURCES

Current Financial Condition

Our liquidity requirements consist of working capital needs, ongoing capital expenditures and payments of interest and principal on our indebtedness. Our primary requirements for working capital are directly related to the level of our operations.  Working capital consists primarily of accounts receivable and inventories, which fluctuate with the sales of our products. Our working capital was $1,173.7 as of December 31, 2008, as compared to $711.6 as of December 31, 2007, consistent with the nearly 25.8% increase in revenues and the effects of the HCS acquisition.  Factors impacting the change in working capital include the HCS acquisition ($234.4), a $262.0 increase in inventories principally related to the product line expansion in the consumables management segment and to support the delivery of our record backlog, and a $53.4 increase in accounts receivable due to the increase in our revenues, somewhat offset by a $196.9 increase in accounts payable and accrued liabilities.  At December 31, 2008, reflecting the $390.0 pre-tax non-cash goodwill and intangible asset impairment charge, our net debt to net capital ratio was 43.0%.  Long term debt, less cash and cash equivalents, at December 31, 2008 was $955.1, which represents total debt of $1,123.2 less cash and cash equivalents of $168.1.  At December 31, 2008, there was $522.4 in term debt outstanding under the senior secured credit facility, which consists of a $350.0 revolving credit facility and a $525.0 term loan facility.  There were no borrowings outstanding under the revolving credit component of our senior secured credit facility.

Cash Flows

As of December 31, 2008, cash and cash equivalents were $168.1 as compared to $81.6 at December 31, 2007.  Cash provided by operating activities was $115.5 for the year ended December 31, 2008 as compared to $22.0 during the year ended December 31, 2007.  The primary sources of cash provided by operating activities during 2008 were net loss of $99.4 offset by a non-cash charge for goodwill and intangible asset impairment of $390.0, depreciation and amortization of $40.7, non-cash compensation of $15.5, and provision for doubtful accounts of $8.7.  The primary use of cash in operating activities during the year ended December 31, 2008 was $229.4 related to changes in our operating assets and liabilities, primarily related to a $262.0 investment in inventories, a $22.2 increase in accounts receivable, offset by a $50.9 increase in accounts payable and accruals and a $14.7 increase in deferred income taxes.  The primary source of cash provided by operating activities during 2007 were net earnings of $147.3 plus non-cash charges for depreciation and amortization of $35.0, a reduction in deferred income taxes totaling $58.5, non-cash compensation aggregating $11.0 plus the non-cash impact from loss on debt extinguishment of $11.0.  The primary use of cash in operating activities during the year ended December 31, 2007 was $241.9 related to changes in our operating assets and liabilities primarily related to investments in inventory, offset by an increase in our accounts payable.

The primary use of cash in investing activities during the years ended December 31, 2008 and 2007 was related to capital expenditures of $31.7 and $32.1, respectively.

During 2008, we prepaid $150.0 of our bank term loan with proceeds from the financing of the HCS acquisition.  During 2007, we redeemed $250.0 of our 8 7/8% senior subordinated notes and repaid $100.0 of our bank term loan with proceeds from our March 2007 common stock offering.

Capital Spending

Our capital expenditures were $31.7 and $32.1 during the years ended December 31, 2008 and 2007, respectively.  Taking into consideration our record backlog, targeted capacity utilization levels, recent capital expenditure investments, the HCS acquisition and current industry conditions, we anticipate capital expenditures of approximately $40.0 for the next twelve months.  We have no material commitments for capital expenditures. We have, in the past, generally funded our capital expenditures from cash from operations and funds available to us under bank credit facilities. We expect to fund future capital expenditures from cash on hand, from operations and from funds available to us under our senior secured credit facility.

Between 1989 and 2008, we completed 25 acquisitions for an aggregate purchase price of approximately $2.2 billion.  Following these acquisitions, we rationalized the businesses, reduced headcount by approximately 4,500 employees and eliminated 22 facilities.  We have financed these acquisitions primarily through issuances of debt and equity securities. As discussed above, we recently completed the HCS acquisition for $1,073.7.

Outstanding Debt and Other Financing Arrangements

On July 1, 2008, we issued $600.0 aggregate principal amount of our 8½% Senior Notes due 2018 (the Senior Notes), in an offering registered pursuant to the Securities Act.  The net proceeds of our offering of Senior Notes were used, together with borrowings under the Term Loan Facility described below and an issuance of our common stock to Honeywell, to pay for the HCS acquisition, to repay approximately $150.0 outstanding under our Old Credit Agreement described below, and to pay transaction fees and expenses.

On July 28, 2008, we entered into a senior secured credit facility, dated as of July 28, 2008 (the Credit Agreement) consisting of (a) a five-year, $350.0 revolving credit facility (the Revolving Credit Facility) and (b) a six-year, $525.0 term loan facility (the Term Loan Facility).  Borrowings under the Revolving Credit Facility bear interest at an annual rate equal to the London interbank offered rate (LIBOR) plus 275 basis points or prime (as defined) plus 175 basis points. There were no amounts outstanding under the Revolving Credit Facility as of December 31, 2008.  Borrowings under the Term Loan Facility bear interest at an annual rate equal to LIBOR plus 275 basis points or prime (as defined) plus 175 basis points (5.82% at December 31, 2008).  $522.4 was outstanding under the Term Loan Facility as of December 31, 2008.  Letters of credit outstanding under the Credit Agreement aggregated approximately $24.7 as of December 31, 2008.

In connection with entering into the Credit Agreement, we prepaid approximately $150.0 outstanding under our Amended and Restated Credit Agreement, dated as of August 25, 2006 (the Old Credit Agreement).  The Old Credit Agreement was terminated as of July 28, 2008.

Contractual Obligations

The following charts reflect our contractual obligations and commercial commitments as of December 31, 2008. Commercial commitments include lines of credit, guarantees and other potential cash outflows resulting from a contingent event that requires performance by us or our subsidiaries pursuant to a funding commitment.

Contractual Obligations (1)	2009	2010	2011	2012	2013	Thereafter	Total
Long-term debt and other non-current liabilities	$6.0	$14.9	$5.7	$5.7	$5.5	$1,104.2	$1,142.0
Operating leases	24.2	20.3	16.9	14.6	13.0	59.0	148.0
Purchase obligations (2)	42.5	19.9	9.8	6.7	3.9	1.3	84.1
Future interest payment on outstanding debt (3)	83.2	82.6	82.3	82.0	81.7	71.9	483.7
Total	$155.9	$137.7	$114.7	$109.0	$104.1	$1,236.4	$1,857.8

Commercial Commitments
Letters of Credit	$24.7	--	--	--	--	--	$24.7

(1)
Our liability for unrecognized tax benefits of $12.5 at December 31, 2008 has been omitted from the above table because we cannot determine with certainty when this liability will be settled.  It is reasonably possible that the amount of liability for unrecognized tax benefits will change in the next twelve months; however, we do not expect the change to have a material impact on our consolidated financial statements.

(2)
Occasionally, we enter into purchase commitments for production materials and other items, which are reflected in the table above.  We also enter into unconditional purchase obligations with various vendors and suppliers of goods and services in the normal course of operations through purchase orders or other documentation or just with an invoice.  Such obligations are generally outstanding for periods less than a year and are settled by cash payments upon delivery of goods and services and are not reflected in purchase obligations.

(3)
Interest payments include estimated amounts due on our outstanding term loan of our Senior Secured Credit Facility based on the actual interest rate at December 31, 2008 and based on the stated rate of 8½% on our senior unsecured notes.  Actual interest payments on our obligations under the Senior Secured Credit Facility will fluctuate based on LIBOR pursuant to the terms of the senior secured credit facility.

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

Off-Balance-Sheet Arrangements

Lease Arrangements

We finance our use of certain equipment under committed lease arrangements provided by various financial institutions.  Since the terms of these arrangements meet the accounting definition of operating lease arrangements, the aggregate sum of future minimum lease payments is not reflected in our consolidated balance sheet.  Future minimum lease payments under these arrangements aggregated approximately $148.0 at December 31, 2008.

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

Deferred Tax Assets

We maintained a tax valuation allowance of $6.9 as of December 31, 2008, primarily related to foreign tax credits and foreign operating losses.

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

Revenues and costs under certain long-term contracts are recognized using contract accounting under the percentage-of-completion method in accordance with American Institute of Certified Public Accountants Statement of Position (SOP) 81-1, “Accounting for Performance of Construction –Type and Certain Production –Type Contracts,” with the majority of the contracts accounted for under the cost-to-cost method. Under the cost-to-cost method, the revenues related to the long-term contracts are recognized based on the ratio of actual costs incurred to total estimated costs to be incurred. The Company also uses the units-of-delivery method to account for certain of its contracts.  Under the units-of delivery method, revenues are recognized based on the contract price of units delivered.

The percentage-of-completion method requires the use of estimates of costs to complete long-term contracts. Due to the duration of these contracts as well as the technical nature of the products involved, the estimation of these costs requires management judgment in connection with assumptions and projections related to the outcome of future events.  Management’s assumptions include future labor performance and rates and projections relative to material and overhead costs, as well as the quantity and timing of product deliveries. The Company reevaluates its contract estimates periodically and reflects changes in estimates in the current period using the cumulative catch-up method. Revenues associated with any contractual claims are recognized when it is probable that the claim will result in additional contract revenue and the amount can be reasonably estimated. Anticipated losses on contracts are recognized in the period in which the losses become probable and estimable.

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

Inventories

We value our inventories at the lower of cost to purchase, using FIFO or weighted average cost method, or market. The inventory balance, which includes the cost of raw material, purchased parts, labor and production overhead costs, is recorded net of a reserve for excess, obsolete or unmarketable inventories. We regularly review inventory quantities on hand and record a reserve for excess and obsolete inventories based primarily on historical usage and on our estimated forecast of product demand and production requirements. In accordance with industry practice, costs in inventory include amounts relating to long-term contracts with long production cycles and to inventory items with long procurement cycles, some of which are not expected to be realized within one year.  Demand for our products can fluctuate significantly. Our estimates of future product demand may prove to be inaccurate, in which case we may have understated or overstated the provision required for excess and obsolete inventories. In the future, if our inventories are determined to be overvalued, we would be required to recognize such costs in our cost of goods sold at the time of such determination. Likewise, if our inventories are determined to be undervalued, we may have over-reported our costs of goods sold in previous periods and would be required to recognize such additional operating income at the time of sale.

Long-Lived Assets and Goodwill

To conduct our global business operations and execute our strategy, we acquire tangible and intangible assets, which affect the amount of future period amortization expense and possible impairment expense that we may incur. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect our consolidated financial statements. In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” we assess potential impairment to goodwill of a reporting unit and other intangible assets on an annual basis or when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Our judgment regarding the existence of impairment indicators and future cash flows related to intangible assets are based on operational performance of our acquired businesses, expected changes in the global economy, aerospace industry projections, discount rates and other judgmental factors. Future events could cause us to conclude that impairment indicators exist and that goodwill or other acquired tangible or intangible assets associated with our acquired businesses are impaired. Any resulting impairment loss could have an adverse impact on our results of operations.

During 2008, adverse equity market conditions caused a decrease in current market multiples, including our fiscal year end market capitalization at December 31, 2008.  The fair value of our reporting units for goodwill impairment testing were determined using valuation techniques based on estimates, judgments and assumptions we believe were appropriate under the circumstances.  The sum of the fair values of the reporting units were evaluated based on our market capitalization determined using average share prices within a reasonable period of time near December 31, 2008, plus an estimated control premium plus the fair value of our debt obligations.  The decrease in the current market multiples and our market capitalization resulted in a decline in the fair value of our reporting units.  Accordingly, as of December 31, 2008, we recorded a pre-tax impairment charge of $369.3 related to goodwill. Additionally, we recorded a pre-tax impairment charge of $20.7 related to an identified intangible asset.

Accounting for Income Taxes

Significant management judgment is required in evaluating our tax positions and in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance of $6.9 as of December 31, 2008, due to uncertainties related to our ability to utilize our deferred tax assets, primarily consisting of our foreign net operating losses and foreign tax credit carryforwards. The valuation allowance is based on our estimates of taxable income by jurisdictions in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates, or we revise these estimates in future periods, we may need to adjust the valuation allowance which could materially impact our financial position and results of operations.

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

From time to time, we and our foreign subsidiaries may enter into foreign currency exchange contracts to manage risk on transactions conducted in foreign currencies. At December 31, 2008, we had no outstanding foreign currency exchange contracts. In addition, we have not entered into any other derivative financial instruments.

Interest Rates - At December 31, 2008, we had adjustable rate debt of $522.4. The weighted average interest rate for the adjustable rate debt was approximately 5.8% at December 31, 2008. If interest rates on variable rate debt were to increase by 10% above current rates, the impact on our financial statements would be to reduce pre-tax income by $3.0. We do not engage in transactions intended to hedge our exposure to changes in interest rates.

As of December 31, 2008, we maintained a portfolio of securities consisting mainly of taxable, interest-bearing deposits with weighted average maturities of less than three months. If short-term interest rates were to increase or decrease by 10%, we estimate interest income would increase or decrease by approximately $0.1.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this section is set forth beginning from page F-1 of this Form 10-K.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.   CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness, as of December 31, 2008, of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company’s periodic filings with the SEC and in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

     The management of BE Aerospace, Inc. and its subsidiaries (the Company) is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Internal control over financial reporting is a process designed by, or under the supervision of the Company’s principal executive and principal financial officers, and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles.

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

 The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. Management excluded from its assessment the internal control over financial reporting at Honeywell Consumables Solutions, which was acquired on July 28, 2008 and whose financial statements constitute 35.8% of total assets and 11.5% of revenues of the consolidated financial statement amounts as of and for the year ended December 31, 2008.   In making the assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  Based on its assessment, management believes that, as of December 31, 2008, the Company’s internal control over financial reporting is effective.

 The registered public accounting firm that audited the financial statements included in this annual report has issued an attestation report on the Company’s internal control over financial reporting.

By:	/s/ Amin J. Khoury	By:	/s/ Thomas P. McCaffrey
	Amin J. Khoury		Thomas P. McCaffrey
	Chairman and Chief Executive Officer		Senior Vice President and Chief Financial Officer
	February 26, 2009		February 26, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
BE Aerospace, Inc.
Wellington, Florida

We have audited the internal control over financial reporting of BE Aerospace, Inc. and subsidiaries (the Company) as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  As described in Management’s Annual Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Honeywell Consumables Solutions, which was acquired on July 28, 2008 and whose financial statements constitute 35.8% of total assets and 11.5% of revenues of the consolidated financial statement amounts as of and for the year ended December 31, 2008.  Accordingly, our audit did not include the internal control over financial reporting at Honeywell Consumables Solutions.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2008, of the Company and our report dated February 26, 2009, expressed an unqualified opinion on those consolidated financial statements and financial statement schedule and included an explanatory paragraph regarding the Company’s adoption of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes.

/s/  Deloitte & Touche LLP
Costa Mesa, California
February 26, 2009

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information regarding our directors and executive officers as of February 26, 2009. Officers of the Company are elected annually by the Board of Directors.

Title	Age	Position

Amin J. Khoury	69	Chairman of the Board and Chief Executive Officer

Charles L. Chadwell	68	Director(2), (3)

Jim C. Cowart	57	Director(1), (3)

Richard G. Hamermesh	61	Director(1), (3)

Robert J. Khoury	66	Director

Jonathan M. Schofield	68	Director(2), (3)

Arthur E. Wegner	71	Director(1), (3)

Michael B. Baughan	49	President and Chief Operating Officer

Thomas P. McCaffrey	54	Senior Vice President, Chief Financial Officer and Treasurer

Wayne R. Exton	45	Vice President and General Manager, Business Jet Segment

Werner Lieberherr	48	Vice President and General Manager, Commercial Aircraft Products Group

Robert A. Marchetti	66	Vice President and General Manager, Consumables Management

Edmund J. Moriarty	65	Vice President-Law, General Counsel and Secretary

Stephen R. Swisher	50	Vice President-Finance and Controller

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

Charles L. Chadwell has been a Director since January 2007.  He was the Vice President and General Manager, Commercial Engine Operations for GE Aircraft Engines, from which he retired in 2002.  After joining General Electric in 1965, he held a variety of management positions, including:  Program Manager, CF6-80C program; Plant Manager, GE Aircraft Engines’ Wilmington, North Carolina plant; General Manager, GE Aircraft Engines’ Sourcing Operations; General Manager; Production Operations, GE Aircraft Engines’ Lynn, Massachusetts plant; Vice President, GE Aircraft Engines Human Resources; and Vice President and General Manager, Production and Procurement, GE Aircraft Engines. Currently serves on the Boards of Spirit AeroSystems Holdings Inc., Parkway Products Inc. and Chairman of the Board, PaR Systems.

Jim C. Cowart has been a Director since November 1989.  Since September 2005, Mr. Cowart has been a Director of EAG, Inc., a privately held company, a predecessor of which was a company listed on the London Stock Exchange, and which provides microanalytic laboratory services including surface analysis and materials characterization.  Since September 2004, Mr. Cowart has been Chairman and Chief Executive Officer of Auriga Medical Products GmbH, a distributor of medical devices.  He is a Principal of Cowart & Co. LLC and Auriga Partners, Inc., private capital firms that provide strategic planning, competitive analysis, financial relations and other services.  From August 1999 to May 2001, he was Chairman of QualPro Corporation, an aerospace components manufacturing company.  From January 1993 to November 1997, he was the Chairman and CEO of Aurora Electronics Inc. Previously, Mr. Cowart was a founding general partner of Capital Resource Partners, a private investment capital manager, and held various positions in investment banking and venture capital with Lehman Brothers, Shearson Venture Capital and Kidder, Peabody & Co.

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

Jonathan M. Schofield has been a Director since April 2001. From December 1992 through February 2000, Mr. Schofield served as Chairman of the Board and CEO of Airbus North America Holdings, a subsidiary of Airbus Industries, a manufacturer of large civil aircraft, and served as Chairman from February 2000 until his retirement in March 2001. From 1989 until he joined Airbus, Mr. Schofield was President of United Technologies International Corporation. Mr. Schofield is currently a member of the board of directors of Aero Sat, Inc., Nordam Group and TurboCombustor Technology, Inc.; and is a trustee of LIFT Trust.

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

Werner Lieberherr has been Vice President and General Manager, Commercial Aircraft Segment since July 2006.  Prior to joining our company, Mr. Lieberherr spent 20 years with  Alstom Power, Inc., where he served in various senior management positions in Europe, Asia, and North America, including President, Managing Director, Vice President Project Management Worldwide, and General Manager-Sales.

Wayne R. Exton has been Vice President and General Manager, Business Jet Segment since May 2006.  From November 2005 to April 2006, Mr. Exton served as Vice President and General Manager super first class division of the Business Jet Segment.  Prior to joining our company, Mr. Exton spent nine years at the PLC (formerly Britax PLC) Britax Automotive and Aerospace Divisions of Britax PLC, serving in a variety of senior management positions including President, Vice President Operations and Director of Global Marketing and Sales.  Before joining PLC, Mr. Exton held several senior management positions at Magneti Marelli (a division of Fiat), and Lucas Electrical.

Robert A. Marchetti has been Vice President and General Manager, Consumables Management Segment since April 2002. From February 2001 to April 2002, Mr. Marchetti was Vice President of Machined Products Group. From 1997 to January 2001 Mr. Marchetti was employed by Fairchild Corporation’s Fasteners Division with his last position being Senior Vice President and Chief Operating Officer. From 1990 to 1997, Mr. Marchetti served as a corporate officer of UNC Inc. where he held several senior positions such as Corporate VP of Marketing, President of Tri-Remanufacturing and Chief Operating Officer of the Accessory Overhaul Division. From 1989 to 1990, he served as President of AWA Incorporated. From 1986 through 1989, Mr. Marchetti was Vice President of Marketing at General Electric Aircraft Engines and General Manager for a Component Repair Division. From 1965 through 1986 he held several sales and general management positions with Copperweld Corporation and Carlisle Corporation.

Edmund J. Moriarty has been Vice President-Law, General Counsel and Secretary since November 1995. From 1991 to 1995, Mr. Moriarty served as Vice President and General Counsel to Rollins, Inc., a national service company. From 1982 through 1991, Mr. Moriarty served as Vice President and General Counsel to Old Ben Coal Company, a wholly owned coal subsidiary of The Standard Oil Company.

Stephen R. Swisher has been Vice President-Finance and Controller since August 1999. Mr. Swisher has been Controller since 1996 and served as Director, Finance from 1994 to 1996. Prior to 1994, Mr. Swisher held various management positions at Burger King Corporation and Deloitte & Touche LLP.

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

To our knowledge, based solely on a review of the copies of such reports furnished to us and, with respect to our officers and directors, written representations that no other reports were required, during the fiscal year ended December 31, 2008, all Section 16(a) filing requirements applicable to our officers, directors and greater-than-ten-percent beneficial owners were complied with.

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

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets, December 31, 2008 and December 31, 2007

Consolidated Statements of Earnings and Comprehensive Income for the Fiscal Years Ended December 31, 2008, 2007, and 2006

Consolidated Statements of Stockholders' Equity for the Fiscal Years Ended December 31, 2008, 2007, and 2006

Consolidated Statements of Cash Flows for the Fiscal Years Ended December 31, 2008, 2007, and 2006

Notes to Consolidated Financial Statements for the Fiscal Years Ended December 31, 2008, 2007, and 2006

2.	Financial Statement Schedules

Schedule II – Valuation and Qualifying Accounts

All other consolidated financial statement schedules are omitted because such schedules are not required or the information required has been presented in the aforementioned consolidated financial statements.

3.	Exhibits – The exhibits listed in the following "Index to Exhibits" are filed with this Form 10-K or incorporated by reference as set forth below.

(b)	The exhibits listed in the "Index to Exhibits" below are filed with this Form 10-K or incorporated by reference as set forth below.

(c)	Additional Financial Statement Schedules – None.

INDEX TO EXHIBITS

Exhibit
Number	Description

Exhibit 3	Articles of Incorporation and By-Laws

3.1	Amended and Restated Certificate of Incorporation (1)
3.2	Certificate of Amendment of the Restated Certificate of Incorporation (2)
3.3	Certificate of Amendment of the Restated Certificate of Incorporation (3)
3.4	Certificate of Amendment of the Restated Certificate of Incorporation (8)
3.5	Amended and Restated By-Laws (9)
3.6	Certificate of Amendment of the Restated Certificate of Incorporation (11)

Exhibit 4	Instruments Defining the Rights of Security Holders, including debentures

4.1	Specimen Common Stock Certificate (1)
4.2	Indenture, dated as of July 1, 2008, between the Registrant and Wilmington Trust Company, as Trustee (16)
4.3	First Supplemental Indenture, dated as of July 1, 2008, between the Registrant and Wilmington Trust Company, as Trustee (16)

Exhibit 10(i)	Material Contracts

10.1	Stock and Asset Purchase Agreement, dated June 9, 2008, between the Registrant and Honeywell International Inc. (15)
10.2
Commitment Letter, dated as of June 9, 2008, among the Registrant, JPMorgan Chase Bank, N.A., UBS Loan Finance LLC and Credit Suisse Securities (USA) LLC, as Initial Lenders, and J.P. Morgan Securities Inc., UBS Securities LLC and Credit Suisse Securities (USA) LLC, as Joint Lead Arrangers and Joint Bookrunners (17)

10.3	Supply Agreement, dated as of July 28, 2008, between the Registrant and Honeywell International Inc. (18)
10.4	License Agreement, dated as of July 28, 2008, between the Registrant and Honeywell International Inc. (18)
10.5	Stockholders Agreement, dated as of July 28, 2008, among the Registrant and Honeywell International Inc., Honeywell UK Limited, Honeywell Holding France SAS and Honeywell Deutschland GmbH (18)
10.6
Credit Agreement, dated as of July 28, 2008, among the Registrant, as Borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, UBS Securities LLC and Credit Suisse Securities (USA) LLC, as Syndication Agents, The Royal Bank of Scotland plc and Wells Fargo Bank, N.A., as Documentation Agents, and certain lenders party thereto (18)

Exhibit 10(iii)	Management Contracts and Executive Compensation Plans, Contracts and Arrangements

10.7	Amended and Restated Employment Agreement for Amin J. Khoury dated as of December 31, 2008*
10.8	Amended and Restated Employment Agreement for Michael B. Baughan dated as of December 31, 2008*
10.9	Amended and Restated Employment Agreement for Thomas P. McCaffrey dated as of December 31, 2008*
10.10	Amended and Restated Employment Agreement for Werner Lieberherr dated as of December 9, 2008*
10.11	Amended and Restated Employment Agreement for Wayne R. Exton dated as of December 9, 2008*
10.12	Employment Agreement dated as of January 1, 2009 between the Registrant and Robert A. Marchetti*
10.13	Amended and Restated Employment Agreement for Stephen R. Swisher dated December 9, 2008*
10.14	Retirement Agreement dated as of November 19, 2008 between the Registrant and Edmund J. Moriarty*
10.15	Retirement Agreement dated as of December 31, 2005 between the Registrant and Robert J. Khoury (13)
10.16	Consulting Agreement dated as of December 31, 2005 between the Registrant and Robert J. Khoury (13)
10.17	United Kingdom 1992 Employee Share Option Scheme (2)
10.18	1996 Stock Option Plan (6)
10.19	Amendment No. 1 to the 1996 Stock Option Plan (4)
10.20	Amendment No. 2 to the 1996 Stock Option Plan (5)
10.21	2001 Stock Option Plan (7)
10.22	BE Aerospace, Inc. Management Incentive Plan (100%) – FY 2009*
10.23	BE Aerospace, Inc. Management Incentive Plan (80%) – FY 2009*
10.24	2005 Long-Term Incentive Plan (10)
10.25	Standard Form of Restricted Stock Award Agreement (14)
10.26	2007 Form of Restricted Stock Award Agreement for Robert A. Marchetti (14)

10.27	Form of Restricted Stock Award Agreement for Amin J. Khoury (14)
10.28	Form of Restricted Stock Award Agreement for Thomas P. McCaffrey (14)
10.29	Form of Restricted Stock Award Agreement for Michael B. Baughan (14)
10.30	Restricted Stock Award Agreement, between Registrant and Robert A. Marchetti, dated August 5, 2008 (18)
10.31	Form of Performance-Based Restricted Stock Unit Award Agreement (18)
10.32	Form of Performance-Based Restricted Stock Award Agreement (18)
10.33	Form of Performance-Based Restricted Stock Award Agreement (Amin J. Khoury) (18)
10.34	Form of Performance-Based Restricted Stock Award Agreement (Thomas P. McCaffrey & Michael B. Baughan) (18)
10.35	Form of Performance-Based Restricted Stock Unit Agreement (Thomas P. McCaffrey & Michael B. Baughan) (18)
10.36	Amended and Restated 1994 Employee Stock Purchase Plan (12)
10.37	Amendment to 1994 Employee Stock Purchase Plan*

Exhibit 14	Code of Ethics

14.1	Code of Business Conduct (9)

Exhibit 21	Subsidiaries of the Registrant

21.1	Subsidiaries*

Exhibit 23	Consents of Experts and Counsel

23.1	Consent of Independent Registered Public Accounting Firm – Deloitte & Touche LLP*

Exhibit 31	Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification of Chief Executive Officer*

31.2	Certification of Chief Financial Officer*

Exhibit 32	Section 1350 Certifications

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350*

__________________
* Filed herewith.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1, as amended (No. 33-33689), filed with the Commission on March 7, 1990.
(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1, as amended (No. 333-54146), filed with the Commission on November 3, 1992.
(3)	Incorporated by reference to the Company’s Registration Statement on Form S-3 (No. 333-60209), filed with the Commission on July 30, 1998.
(4)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (No. 333-89145), filed with the Commission on October 15, 1999.
(5)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (No. 333-30578), filed with the Commission on February 16, 2000.
(6)	Incorporated by reference to the Company's Registration Statement on Form S-8 (No. 333-14037), filed with the Commission on October 15, 1996.
(7)	Incorporated by reference to the Company's Registration Statement on Form S-8 (No. 333-71442), filed with the Commission on October 11, 2001.
(8)	Incorporated by reference to the Company’s Registration Statement on Form S-3 (No. 333-112493), as amended, filed with the Commission on February 5, 2004.
(9)	Incorporated by reference to the Company’s Transition Report on Form 10-K for the ten-month transition period ended December 31, 2002, filed with the Commission March 26, 2003.

(10)	Incorporated by reference to the Company’s Current Report on Form 8-K dated July 26, 2005, filed with the Commission on July 26, 2005.
(11)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, filed with the Commission on August 7, 2006.
(12)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, filed with the Commission on November 7, 2006.
(13)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 filed with the Commission on March 15, 2006.
(14)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, filed with the Commission on May 9, 2007.
(15)	Incorporated by reference to the Company’s Current Report on Form 8-K dated June 9, 2008, filed with the Commission on June 11, 2008.
(16)	Incorporated by reference to the Company’s Current Report on Form 8-K dated June 26, 2008, filed with the Commission on July 1, 2008.
(17)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed with the Commission on August 7, 2008.
(18)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, filed with the Commission on November 7, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BE AEROSPACE, INC.

By:	/s/ Amin J. Khoury
Amin J. Khoury
Chairman and Chief Executive Officer

Date:  February 26, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Amin J. Khoury	Chairman and Chief Executive Officer	February 26, 2009
Amin J. Khoury

/s/ Thomas P. McCaffrey	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 26, 2009
Thomas P. McCaffrey

/s/ Charles L. Chadwell	Director	February 26, 2009
Charles L. Chadwell

/s/ Jim C. Cowart	Director	February 26, 2009
Jim C. Cowart

/s/ Richard G. Hamermesh	Director	February 26, 2009
Richard G. Hamermesh

/s/ Robert J. Khoury	Director	February 26, 2009
Robert J. Khoury

/s/ Jonathan M. Schofield	Director	February 26, 2009
Jonathan M. Schofield

/s/ Arthur E. Wegner	Director	February 26, 2009
Arthur E. Wegner

ITEM 8.  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Financial Statements:

Consolidated Balance Sheets, December 31, 2008 and 2007	F-3

Consolidated Statements of Earnings (Loss) and Comprehensive Income (Loss)	F-4
for the Fiscal Years Ended December 31, 2008, 2007 and 2006

Consolidated Statements of Stockholders' Equity	F-5
for the Fiscal Years Ended December 31, 2008, 2007 and 2006

Consolidated Statements of Cash Flows	F-6
for the Fiscal Years Ended December 31, 2008, 2007 and 2006

Notes to Consolidated Financial Statements	F-7
for the Fiscal Years Ended December 31, 2008, 2007 and 2006

Consolidated Financial Statement Schedule:

Schedule II - Valuation and Qualifying Accounts	F-25
for the Fiscal Years Ended December 31, 2008, 2007 and 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
BE Aerospace, Inc.
Wellington, Florida

We have audited the accompanying consolidated balance sheets of BE Aerospace, Inc. and subsidiaries (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of earnings (loss) and comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in item 15(a)(2). These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of BE Aerospace, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 9 to the consolidated financial statements, in 2007 the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48,“Accounting for Uncertainty in Income Taxes.”

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2009 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP
Costa Mesa, California
February 26, 2009

CONSOLIDATED BALANCE SHEETS, DECEMBER 31, 2008 AND 2007
(In millions, except per share data)

	December 31,	December 31,
	2008	2007

ASSETS

Current assets:
Cash and cash equivalents	$168.1	$81.6
Accounts receivable trade, net	271.4	218.0
Inventories, net	1,197.0	636.3
Deferred income taxes, net	22.1	62.4
Other current assets	24.8	21.7
Total current assets	1,683.4	1,020.0

Property and equipment, net	115.8	116.4
Goodwill	663.6	467.2
Identifiable intangible assets, net	356.0	142.2
Deferred income taxes, net	49.2	--
Other assets, net	62.1	26.2
	$2,930.1	$1,772.0

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$274.5	$192.1
Accrued liabilities	229.2	114.7
Current maturities of long-term debt	6.0	1.6
Total current liabilities	509.7	308.4

Long-term debt, net of current maturities	1,117.2	150.3
Deferred income taxes, net	5.4	34.9
Other non-current liabilities	31.3	20.3

Commitments, contingencies and off-balance sheet
arrangements (Note 8)
Stockholders' equity:
Preferred stock, $0.01 par value; 1.0 shares
authorized; no shares outstanding	--	--
Common stock, $0.01 par value; 200.0 shares
authorized; 101.1 shares issued and 101.0 shares
outstanding as of December 31, 2008, and 93.1 shares
issued and outstanding as of December 31, 2007	1.0	0.9
Additional paid-in capital	1,500.7	1,324.3
Accumulated deficit	(189.1)	(89.7)
Accumulated other comprehensive (loss) income	(44.8)	22.6
Less 0.1 treasury shares in 2008, at cost	(1.3)	--
Total stockholders' equity	1,266.5	1,258.1
	$2,930.1	$1,772.0

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF EARNINGS (LOSS) AND COMPREHENSIVE INCOME (LOSS)
FOR THE FISCAL YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
(In millions, except per share data)

	Fiscal Years Ended December 31,
	2008	2007	2006

Net sales	$2,110.0	$1,677.7	$1,128.2
Cost of sales	1,386.5	1,107.6	731.7
Selling, general and administrative	238.3	195.2	159.6
Research, development and engineering	131.4	127.9	88.6
Asset impairment charge	390.0	--	--
Operating (loss) earnings	(36.2)	247.0	148.3
Interest expense, net	48.0	20.9	38.9
Debt prepayment costs	3.6	11.0	19.4
(Loss) earnings before income taxes	(87.8)	215.1	90.0
Income tax expense	11.6	67.8	4.4
Net (loss) earnings	(99.4)	147.3	85.6

Other comprehensive (loss) income:
Foreign exchange translation
adjustment and other	(67.4)	9.8	17.5
Comprehensive (loss) income	$(166.8)	$157.1	$103.1

Net (loss) earnings per share - basic	$(1.05)	$1.67	$1.11
Net (loss) earnings per share - diluted	$(1.05)	$1.66	$1.10

Weighted average common shares - basic	94.3	88.1	77.1
Weighted average common shares - diluted	94.3	88.8	78.0

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE FISCAL YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
(In millions)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Treasury Stock		Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Shares	Amount	Equity
Balance, December 31, 2005	74.3	$0.7	$894.0	$(320.4)	$(4.7)	--	$--	$569.6
Sale of stock under
employee stock purchase plan	0.1	--	2.6	--	--	--	--	2.6
Exercise of stock options	3.6	0.1	28.5	--	--	--	--	28.6
Restricted stock grants	1.5	--	2.2	--	--	--	--	2.2
Deferred income tax expense
from shared based payments	--	--	(0.7)	--	--	--	--	(0.7)
Net earnings	--	--	--	85.6	--	--	--	85.6
Foreign currency translation
adjustment and other	--	--	0.6	--	17.5	--	--	18.1
Balance, December 31, 2006	79.5	0.8	927.2	(234.8)	12.8	--	--	706.0
Sale of common stock
under public offering, net	12.1	0.1	368.5	--	--	--	--	368.6
Sale of stock under
employee stock purchase plan	0.1	--	3.1	--	--	--	--	3.1
Exercise of stock options	1.0	--	14.8	--	--	--	--	14.8
Restricted stock grants	0.4	--	10.7	--	--	--	--	10.7
Net earnings	--	--	--	147.3	--	--	--	147.3
Foreign currency translation
adjustment and other	--	--	--	0.1	9.8	--	--	9.9
Impact of adoption of FIN 48	--	--	--	(2.3)	--	--	--	(2.3)
Balance, December 31, 2007	93.1	0.9	1,324.3	(89.7)	22.6	--	--	1,258.1
Sale of stock under
employee stock purchase plan	0.2	--	3.1	--	--	--	--	3.1
Common stock issued
for acquistion	6.0	0.1	158.2	--	--	--	--	158.3
Purchase of treasury stock	--	--	--	--	--	(0.1)	(1.3)	(1.3)
Exercise of stock options	0.1	--	0.7	--	--	--	--	0.7
Restricted stock grants	1.7	--	15.0	--	--	--	--	15.0
Deferred income tax expense
from shared based payments	--	--	(0.6)	--	--	--	--	(0.6)
Net loss	--	--	--	(99.4)	--	--	--	(99.4)
Foreign currency translation
adjustment and other	--	--	--	--	(67.4)	--	--	(67.4)
Balance, December 31, 2008	101.1	$1.0	$1,500.7	$(189.1)	$(44.8)	(0.1)	$(1.3)	$1,266.5

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE FISCAL YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
(In millions)

	Fiscal Year Ended December 31,
	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) earnings	$(99.4)	$147.3	$85.6
Adjustments to reconcile net (loss) earnings to
net cash flows provided by operating activities, net of
effects from acquisition:
Goodwill and intangible asset impairment charge	390.0	--	--
Depreciation and amortization	40.7	35.0	29.4
Deferred income taxes	(14.7)	58.5	(1.3)
Non-cash compensation	15.5	11.0	2.7
Provision for doubtful accounts	8.7	0.6	1.8
Loss on disposal of property and equipment	0.5	0.5	0.5
Debt prepayment costs	3.6	11.0	19.4
Changes in operating assets and liabilities:
Accounts receivable	(22.2)	(43.2)	(16.2)
Inventories	(262.0)	(212.9)	(155.7)
Other current assets and other assets	3.9	(19.2)	8.3
Payables, accruals and other liabilities	50.9	33.4	66.5
Net cash flows provided by operating activities	115.5	22.0	41.0

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(31.7)	(32.1)	(24.1)
Acquisitions, net of cash acquired and other	(912.7)	(0.5)	(145.3)
Net cash flows used in investing activities	(944.4)	(32.6)	(169.4)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock issued, net of expenses	3.4	386.1	30.0
Purchase of treasury stock	(1.3)	--	--
Principal payments on long term debt	(152.8)	(352.8)	(549.5)
Debt facility and debt prepayment costs	(50.3)	(7.4)	(19.2)
Proceeds from long-term debt	1,124.1	--	373.6
Borrowings on line of credit	65.0	93.0	150.0
Repayments on line of credit	(65.0)	(93.0)	(150.0)
Net cash flows provided by (used in) financing activities	923.1	25.9	(165.1)

Effect of foreign exchange rate changes on cash and
cash equivalents	(7.7)	1.3	2.5

Net increase (decrease) in cash and cash equivalents	86.5	16.6	(291.0)
Cash and cash equivalents, beginning of year	81.6	65.0	356.0
Cash and cash equivalents, end of year	$168.1	$81.6	$65.0

Supplemental disclosures of cash flow information:
Cash paid during period for:
Interest	$19.2	$26.6	$49.0
Income taxes	17.7	8.0	1.6

Supplemental schedule of non-cash activitites:
Common stock issued in connection with acquisition	$158.3	$--	$--

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FISCAL YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
(In millions, except share and per share data)

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Basis of Presentation – BE Aerospace, Inc. and its wholly owned subsidiaries (the Company) designs, manufactures, sells and services commercial aircraft and business jet cabin interior products consisting of a broad range of seating, interior systems, including structures as well as all food and beverage storage and preparation equipment and distributes aerospace fasteners and consumables.  The Company’s principal customers are the operators of commercial and business jet aircraft and aircraft manufacturers.  As a result, the Company’s business is directly dependent upon the conditions in the commercial airline, business jet and aircraft manufacturing industries.  The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America.

Consolidation – The accompanying consolidated financial statements include the accounts of BE Aerospace, Inc. and its wholly owned subsidiaries.  All intercompany transactions and balances have been eliminated in consolidation.

Financial Statement Preparation – The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts and related disclosures.  Actual results could differ from those estimates.

Revenue Recognition – Sales of products are recorded when the earnings process is complete. This generally occurs when the products are shipped to the customer in accordance with the contract or purchase order, risk of loss and title has passed to the customer, collectibility is reasonably assured and pricing is fixed and determinable. In instances where title does not pass to the customer upon shipment, we recognize revenue upon delivery or customer acceptance, depending on the terms of the sales contract.

Service revenues primarily consist of engineering activities and are recorded when services are performed.

Revenues and costs under certain long-term contracts are recognized using contract accounting under the percentage-of-completion method in accordance with American Institute of Certified Public Accountants Statement of Position (SOP) 81-1, “Accounting for Performance of Construction– Type and Certain Production –Type Contracts,” with the majority of the contracts accounted for under the cost-to-cost method. Under the cost-to-cost method, the revenues related to the long-term contracts are recognized based on the ratio of actual costs incurred to total estimated costs to be incurred. The Company also uses the units-of-delivery method to account for certain of its contracts.  Under the units-of delivery method, the revenues are recognized based on the contract price of units delivered.

The percentage-of-completion method requires the use of estimates of costs to complete long-term contracts. Due to the duration of these contracts as well as the technical nature of the products involved, the estimation of these costs requires management judgment in connection with assumptions and projections related to the outcome of future events.  Management’s assumptions include future labor performance and rates and projections relative to material and overhead costs, as well as the quantity and timing of product deliveries. The Company re-evaluates its contract estimates periodically and reflects changes in estimates in the current period using the cumulative catch-up method. Revenues associated with any contractual claims are recognized when it is probable that the claim will result in additional contract revenue and the amount can be reasonably estimated. Anticipated losses on contracts are recognized in the period in which the losses become probable and estimable.

Income Taxes – The Company provides deferred income taxes for temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and such amounts recognized for income tax purposes.  Deferred income taxes are computed using enacted tax rates that are expected to be in effect when the temporary differences reverse.  A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or the entire deferred tax asset will not be realized. The Company classifies interest and penalties related to income tax as income tax expense.

Cash Equivalents – The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Accounts Receivable – The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer's current creditworthiness, as determined by review of their current credit information.  The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon historical experience and any specific customer collection issues that have been identified.  The allowance for doubtful accounts at December 31, 2008 and 2007 was $12.2 and $4.5, respectively.

Inventories – The Company values inventory at the lower of cost or market, using FIFO or weighted average cost method.  The Company regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on historical demand, as well as an estimated forecast of product demand and production requirements.  Demand for the Company’s products can fluctuate significantly.  In accordance with industry practice, costs in inventory include amounts relating to long-term contracts with long production cycles and to inventory items with long procurement cycles, some of which are not expected to be realized within one year.

Property and Equipment– Property and equipment are stated at cost and depreciated generally under the straight-line method over their estimated useful lives of three to fifty years (or the lesser of the term of the lease for leasehold improvements, as appropriate).

Debt Issuance Costs – Costs incurred to issue debt are deferred and amortized as interest expense over the term of the related debt.

Goodwill and Intangible Assets – Under Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets,” (SFAS 142) goodwill and other intangible assets with indefinite lives are not amortized, but are reviewed at least annually for impairment.  Acquired intangible assets with definite lives are amortized over their individual useful lives.  Patents and other intangible assets are amortized using the straight-line method over periods ranging from one to thirty years (see Note 5).

On at least an annual basis, management assesses whether there has been any impairment in the value of goodwill or intangible assets with indefinite lives by comparing the fair value to the net carrying value of reporting units.  If the carrying value exceeds its estimated fair value, an impairment loss is recognized if the implied fair value of the asset being tested is less than its carrying value.  In this event, the asset is written down accordingly. The fair values of reporting units for goodwill impairment testing are determined using valuation techniques based on estimates, judgments and assumptions management believes are appropriate in the circumstances.  The sum of the fair values of the reporting units are evaluated based on market capitalization determined using average share prices within a reasonable period of time near the selected testing date (calendar year-end), plus an estimated control premium plus the fair value of the Company’s debt obligations.  Recent adverse equity market conditions caused a decrease in current market multiples, including the Company’s fiscal year end market capitalization at December 31, 2008.  The decrease in the current market multiples and the Company’s market capitalization resulted in a decline in the fair value of the Company’s reporting units as of December 31, 2008.  Accordingly, the Company recorded a pre-tax impairment charge related to goodwill of $369.3. Additionally, the Company recorded a pre-tax impairment charge of $20.7 related to an identified intangible asset. There were no impairment charges in 2007 or 2006.

Long-Lived Assets – The Company assesses potential impairments to its long-lived assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered.  An impairment loss is recognized when the undiscounted cash flows expected to be generated by an asset (or group of assets) is less than its carrying amount.  Any required impairment loss is measured as the amount by which the asset's carrying value exceeds its fair value and is recorded as a reduction in the carrying value of the related asset and a charge to operating results.

Product Warranty Costs – Estimated costs related to product warranties are accrued at the time products are sold.  In estimating its future warranty obligations, the Company considers various relevant factors, including the Company's stated warranty policies and practices, the historical frequency of claims and the cost to replace or repair its products under warranty.  Estimated warranty costs are embedded in the accrued liabilities balances on the consolidated balance sheet.  The following table provides a reconciliation of the activity related to the Company's accrued warranty expense:

	Fiscal Year Ended December 31,
	2008	2007	2006
Balance at beginning of period	$20.6	$18.4	$14.3
Accruals for warranties issued during the period	29.9	24.5	12.7
Settlements of warranty claims	(28.1)	(22.3)	(9.2)
Warranty liabilities assumed from acquistions	--	--	0.6
Balance at end of period	$22.4	$20.6	$18.4

Accounting for Stock-Based Compensation – The Company accounts for share-based compensation arrangements in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share Based Payment” (SFAS 123(R)), whereby stock-based compensation cost is measured on the date of grant, based on the fair value of the award, and is recognized over the requisite service period.

Compensation cost recognized during the three years ended December 31, 2008 related to grants of restricted stock and restricted stock units. No compensation cost related to stock options was recognized during those periods as the vesting of all remaining unvested awards was accelerated in December 2005 and no options were granted during the three year period ended December 31, 2008.

The Company has established a qualified Employee Stock Purchase Plan.  The Plan allows qualified employees (as defined in the plan) to participate in the purchase of designated shares of the Company's common stock at a price equal to 85% of the closing price for each semi-annual stock purchase period. The fair value of employee purchase rights represents the difference between the closing price of the Company’s shares on the date of purchase and the purchase price of the shares. The value of the rights granted during the years ended December 31, 2008, 2007 and 2006 was $0.5, $0.5 and $0.4, respectively.

Treasury Stock – The Company may periodically repurchase shares of its common stock from employees for the satisfaction of their individual payroll tax withholdings upon vesting of restricted stock and restricted stock units in connection with the Company’s Long Term Incentive Plan. The Company’s repurchases of common stock are recorded at the average cost of the common stock held in treasury and result in a reduction of stockholders’ equity.

Research and Development – Research and development expenditures are expensed as incurred.

Foreign Currency Translation – The assets and liabilities of subsidiaries located outside the United States are translated into U.S. dollars at the rates of exchange in effect at the balance sheet dates.  Revenue and expense items are translated at the average exchange rates prevailing during the period.  Gains and losses resulting from foreign currency transactions are recognized currently in income, and those resulting from translation of financial statements are accumulated as a separate component of stockholders’ equity.  The Company's European subsidiaries utilize the British pound or the Euro as their local functional currency.

Concentration of Risk – The Company’s products and services are primarily concentrated within the aerospace industry with customers consisting primarily of commercial aircraft manufacturers, commercial airlines and a wide variety of business jet customers. In addition to the overall business risks associated with the Company’s concentration within the aerospace industry, the Company is exposed to a concentration of collection risk on credit extended to commercial aircraft manufacturers and commercial airlines.  The Company’s management performs ongoing credit evaluations on the financial condition of all of its customers and maintains allowances for uncollectible accounts receivable based on expected collectibility. Credit losses have historically been within management's expectations and the provisions established.

Significant customers change from year to year depending on the level of refurbishment activity and/or the level of new aircraft purchases by such customers. During the fiscal years ended December 31, 2008, 2007 and 2006 no single customer accounted for more than 10% of the Company’s consolidated net sales.

Recent Accounting Pronouncements

In April 2008, the Financial Accounting Standards Board (FASB) issued SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets” (SFAS 142-3). SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142.  The intent of SFAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142, the period of expected cash flows used to measure the fair value of the asset under SFAS No.141 (revised 2007), “Business Combinations” (SFAS 141(R)) and other U.S. generally accepted accounting principles.  SFAS 142-3 is effective for financial statements issued for interim periods and fiscal years beginning after December 15, 2008.  The Company is currently evaluating the impact, if any, that the adoption of SFAS 142-3 will have on the consolidated financial statements of the Company.

In December 2007, the FASB issued SFAS 141(R) and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (SFAS 160).  SFAS 141(R) will change how business acquisitions are accounted for and SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity.  Purchase price adjustments for acquisitions consummated before the effective date of SFAS 141(R) will be recognized under SFAS No. 141, “Business Combinations” (SFAS 141) with the exception of certain tax adjustments. SFAS 141(R) and SFAS 160 are effective for fiscal years beginning on or after December 15, 2008 (January 1, 2009 for the Company).  The adoption of SFAS 141(R) and SFAS 160 is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities, including an Amendment of FASB Statement No. 115” (SFAS 159).  SFAS 159 allows companies to measure at fair value most financial assets and liabilities that are currently required to be measured in a different manner, such as based on their carrying amount. SFAS 159 was effective for the Company's fiscal year 2008. Upon adoption, the Company chose not to elect the fair value option for its financial assets or financial liabilities. The adoption of SFAS 159 did not have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements. SFAS 157 indicates that, among other things, a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The Company adopted SFAS 157 in the fiscal year 2008.  The adoption of this statement did not have a material impact on the Company’s consolidated financial statements. In February 2008, the FASB issued FASB Staff Position SFAS No. 157-2, “Effective Date of FASB Statement No. 157,” (SFAS 157-2) which delayed the effective date of SFAS 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until January 1, 2009. The Company does not currently anticipate the implementation of the deferred portions of SFAS 157 will have a material impact on the consolidated financial statements. In October 2008, the FASB Issued FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (FSP 157-3).  FSP 157-3 clarifies the application of FASB Statement No. 157, “Fair Value Measures,” in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.  FSP 157-3 is effective upon issuance.  Based on the Company’s evaluation of FSP 157-3, the adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

2.  BUSINESS COMBINATIONS

On July 28, 2008, the Company acquired from Honeywell International Inc. (Honeywell) its Consumables Solutions distribution business (HCS). The transaction was accounted for as a purchase under SFAS 141.  The assets purchased and liabilities assumed for this acquisition have been reflected in the accompanying consolidated balance sheet as of December 31, 2008 and results of operations for the acquisition are included in the accompanying consolidated statement of earnings (loss) from the date of acquisition.

The purchase price of $1,073.7 consisted of $903.1 in cash plus six million shares of the Company’s common stock valued at $158.3, or $26.38 per share plus transaction fees and expenses of $12.3.  For financial reporting purposes, the share price was based on the closing price of the Company’s common stock two business days before, including and after the measurement date (July 24, 2008). The HCS acquisition has been accounted for using the purchase method of accounting and has been included in the Company’s consolidated financial statements since July 28, 2008.

The HCS business distributes consumables parts and supplies to aviation industry manufacturers, airlines, and aircraft repair and overhaul facilities.  The combination of HCS with our consumables management segment positioned us as the premier global distributor and value-added provider of aerospace fasteners and other consumable products, thereby allowing the Company to alter its business mix, such that approximately one-half of its business is related to non-discretionary consumables and spares demand. The combined business serves as a distributor for every major aerospace fastener manufacturer in the world.

In connection with the HCS acquisition, the Company entered into a new senior secured credit facility on July 28, 2008, consisting of (a) a five-year, $350.0 revolving credit facility (the Revolving Credit Facility) and (b) a six-year, $525.0 term loan facility (the Term Loan Facility).  In addition, on July 1, 2008, the Company issued $600.0 aggregate principal amount of its 8 ½% Senior Notes due 2018 (the Senior Notes), in an offering registered pursuant to the Securities Act of 1933, as amended.

The Company used the net proceeds from the Senior Notes offering, together with borrowings under the Term Loan Facility, and six million shares of common stock to pay for the HCS acquisition, to repay approximately $150.0 of existing indebtedness under its Amended and Restated Credit Agreement, dated as of August 25, 2006 (2006 Senior Secured Credit Facility), which was terminated in connection with the repayment, and to pay transaction fees and expenses.

The estimated excess of the purchase price over the fair value of identifiable net tangible assets acquired was $824.1, of which $250.0 was allocated to intangible assets and $574.1 was allocated to goodwill.  Approximately $371.0 of the goodwill amount and all of the identifiable intangible assets of $250.0 are expected to be amortizable and deductible for tax purposes.

The Company has not yet completed the evaluation and allocation of the purchase price for the HCS acquisition as management’s assessment of the valuation of certain assets and liabilities is not yet complete. The Company does not believe that the final allocation will materially modify the preliminary purchase price allocation. The following table summarizes the preliminary estimates of fair values of assets acquired and liabilities assumed in accordance with SFAS 141, which are currently recorded based on management’s estimates as follows:

Accounts receivable trade	$62.6
Inventories	329.6
Property and equipment	1.2
Goodwill	574.1
Identifiable intangible assets	250.0
Deferred income tax asset	20.6
Other assets	3.5
Accounts payable and accrued liabilities	(157.8)
Other liabilities	(10.1)
Total purchase price	$1,073.7

In connection with the HCS acquisition, the Company entered into a 30-year license agreement (HCS License Agreement) to become Honeywell’s exclusive licensee with respect to the sale to the global aerospace industry of Honeywell proprietary fasteners, seals, bearings, gaskets and electrical components associated with Honeywell’s engines, APU’s, avionics, wheels and brakes.  The Company also entered into the supply agreement (Honeywell Supply Agreement), under which it became the exclusive supplier of both Honeywell proprietary consumables and standard consumables to support the internal manufacturing needs of Honeywell Aerospace.  Pricing under the contract is adjusted annually, beginning in 2010, to reflect changes in market conditions. The HCS License Agreement, the Honeywell Supply Agreement, along with the various acquired original equipment manufacturer customer contracts and relationships, were valued at $250.0 and are being amortized over their respective useful lives, ranging 8-30 years.

Included in accounts payable and accrued liabilities at the date of acquisition were $71.5 related to unfavorable customer contracts assumed in connection with the HCS acquisition which were priced below market and a portion of which were generating gross margin losses. The accrual for unfavorable contracts was determined by the Company through a study of product pricing as of the acquisition date for similar type contracts and products and a forecast of sales through the remaining contract term which was based on historical sales levels as adjusted for expected changes in demand under market conditions that existed as of the acquisition date. The unfavorable contracts have durations of up to three years. To the extent that the profitability of these contracts is improved either through contract renegotiations, cost decreases, or price increases, these effects will be reflected when realized, and to the extent that the profitability on these contracts is not improved, the accrual will be amortized until the termination of the contracts.

Consolidated unaudited proforma results for fiscal years 2008 and 2007, presented below, reflect the impact of the HCS acquisition if it had occurred as of January 1, 2008 and 2007.  Consolidated unaudited 2008 proforma results exclude goodwill and intangible asset impairment charges.

	2008	2007
Net sales	$2,455.8	$2,214.5
Operating earnings	400.8	314.1
Net earnings	209.4	153.4
Net earnings per diluted share	2.21	1.62

3.         INVENTORIES

Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs.  Finished goods inventories primarily consist of aftermarket fasteners. Inventories consist of the following:

	December 31,	December 31,
	2008	2007
Purchased materials and component parts	$150.8	$132.2
Work-in-process	36.8	37.7
Finished goods	1,009.4	466.4
	$1,197.0	$636.3

4.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	Useful Life	December 31,	December 31,
	(Years)	2008	2007
Land, buildings and improvements	5 - 50	$45.1	$48.2
Machinery	5 - 20	69.7	69.0
Tooling	3 - 20	28.9	30.2
Computer equipment and software	3 - 15	118.8	113.1
Furniture and equipment	3 - 15	15.9	14.5
		278.4	275.0
Less accumulated depreciation		(162.6)	(158.6)
		$115.8	$116.4

Depreciation expense was $25.7, $23.9 and $19.1 for the fiscal years ended December 31, 2008, 2007 and 2006, respectively.

5.         GOODWILL AND INTANGIBLE ASSETS

The following sets forth the intangible assets by major asset class, all of which were acquired through business purchase transactions:

		December 31, 2008				December 31, 2007
					Net			Net
	Useful Life	Original	Accumulated	Impairment	Book	Original	Accumulated	Book
	(Years)	Cost	Amortization	Charge	Value	Cost	Amortization	Value
Acquired technologies	10-40	$101.2	$33.5	$--	$67.7	$100.2	$29.7	$70.5
Trademarks and patents	1-20	28.2	17.3	--	10.9	28.8	17.0	11.8
Trademarks and tradenames (non-amortizing)	--	20.7	--	(20.7)	--	20.7	--	20.7
Technical qualifications, plans
and drawings	18-30	30.2	20.6	--	9.6	31.7	20.3	11.4
Replacement parts annuity
and product approvals	18-30	39.2	30.0	--	9.2	42.9	30.9	12.0
Customer contracts and relationships	8-30	250.0	4.3	--	245.7	--	--	--
Covenants not to compete and
other identified intangibles	3-14	27.1	14.2	--	12.9	27.6	11.8	15.8
		$496.6	$119.9	$(20.7)	$356.0	$251.9	$109.7	$142.2

Subsequent to the HCS acquisition, the Company recorded a pre-tax impairment charge of $20.7 related to an intangible asset which was determined to have no future use.

Amortization expense of intangible assets was $15.0, $11.1 and $10.2 for the fiscal years ended December 31, 2008, 2007 and 2006, respectively.  Amortization expense associated with identified intangible assets is expected to be approximately $20 in each of the next five years. The future amortization amounts are estimates.  Actual future amortization expense may be different due to future acquisitions, impairments, changes in amortization periods, or other factors.

In accordance with SFAS 142, goodwill and indefinite life intangible assets are not amortized, but are subject to an annual impairment test.  During the year ended December 31, 2008, the Company performed its annual testing of impairment of goodwill.  Adverse equity market conditions caused a decrease in current market multiples, including the Company’s fiscal year end market capitalization at December 31, 2008.  The fair value of the reporting units for goodwill impairment testing were determined using valuation techniques based on estimates, judgments and assumptions management believes were appropriate in the circumstances.  The sum of the fair values of the reporting units were evaluated based on the Company’s market capitalization determined using average share prices within a reasonable period of time near December 31, 2008, plus an estimated control premium plus the fair value of its debt obligations.  The decrease in the current market multiples and the Company’s market capitalization resulted in a decline in the fair value of the reporting units as of December 31, 2008.  Accordingly, the Company recorded a pre-tax impairment charge related to goodwill of $369.3 million.

The changes in the carrying amount of goodwill for the fiscal years ended December 31, 2008 and 2007 are as follows:

	Consumables	Commerical	Business
	Management	Aircraft	Jet	Total

Balance as of December 31, 2006	$150.6	$218.0	$88.6	$457.2
Inter-segment transfers	(18.0)	18.0	--	--
Effect of foreign currency translation	0.2	7.6	0.2	8.0
Purchase accounting adjustments	0.4	1.6	--	2.0
Balance as of December 31, 2007	133.2	245.2	88.8	467.2
Acquisition of HCS	574.1	--	--	574.1
Impairment charge	(290.7)	(78.6)	--	(369.3)
Effect of foreign currency translation	(0.1)	(8.1)	(0.2)	(8.4)
Balance as of December 31, 2008	$416.5	$158.5	$88.6	$663.6

6.	ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	December 31,	December 31,
	2008	2007
Accrued salaries, vacation and related benefits	$40.3	$34.2
Accrued product warranties	22.4	20.6
Accrued interest	27.7	1.2
Deferred revenue	12.9	12.7
Deferred taxes	1.9	0.2
HCS acquisition accruals	42.5	--
Other accrued liabilities	81.5	45.8
	$229.2	$114.7

7.	LONG-TERM DEBT

Long-term debt consists of the following:

	December 31,	December 31,
	2008	2007

Senior Notes	$600.0	$--
Bank credit facilities	522.4	150.0
Other long-term debt	0.8	1.9
	1,123.2	151.9
Less current portion of long-term debt	(6.0)	(1.6)
	$1,117.2	$150.3

Senior Notes

On July 1, 2008, the Company issued $600.0 aggregate principal amount of the 8½% Senior Notes due 2018 (the Senior Notes).  The Company used the net proceeds, together with borrowings under the Term Loan Facility described below and an issuance of its common stock to Honeywell to pay for the HCS acquisition, to refinance approximately $150.0 of indebtedness under its 2006 Senior Secured Credit Facility and to pay transaction fees and expenses.

Bank Credit Facilities

In connection with the closing of the HCS acquisition, the Company entered into a senior secured credit facility, dated as of July 28, 2008 (the Credit Agreement) consisting of (a) a five-year, $350.0 revolving credit facility (the Revolving Credit Facility) and (b) a six-year, $525.0 term loan facility (the Term Loan Facility).   Borrowings under the Revolving Credit Facility bear interest at an annual rate equal to the London interbank offered rate (LIBOR) plus 275 basis points or prime (as defined) plus 175 basis points. There were no amounts outstanding under the Revolving Credit Facility as of December 31, 2008.  Borrowings under the Term Loan Facility bear interest at an annual rate equal to LIBOR plus 275 basis points or prime (as defined) plus 175 basis points (5.82% at December 31, 2008).  $522.4 was outstanding under the Term Loan Facility as of December 31, 2008.  Letters of credit outstanding under the Credit Agreement aggregated $24.7 at December 31, 2008.

The Credit Agreement contains an interest coverage ratio financial covenant (as defined in the Credit Agreement) that currently must be maintained at a level greater than 2.25 to 1 through December 31, 2008 and 2.50 to 1, thereafter.  The Credit Agreement also contains a total leverage ratio covenant (as defined in the Credit Agreement) which limits net debt to a 4.25 to 1 multiple of EBITDA (as defined in the Credit Agreement) through December 31, 2008 and 4.00 to 1 thereafter.  The Credit Agreement is collateralized by substantially all of the Company’s assets and contains customary affirmative covenants, negative covenants and conditions precedent for borrowings, all of which were met as of December 31, 2008.

Maturities of long-term debt are as follows:

Fiscal Year Ending December 31,
2009	$6.0
2010	5.3
2011	5.3
2012	5.3
2013	5.2
Thereafter	1,096.1
Total	$1,123.2

Interest expense amounted to $49.7 for the year ended December 31, 2008, $23.5 for the year ended December 31, 2007 and $42.8 for the ended December 31, 2006.

8.	COMMITMENTS, CONTINGENCIES AND OFF-BALANCE-SHEET ARRANGEMENTS

Lease Commitments – The Company finances its use of certain facilities and equipment under committed lease arrangements provided by various institutions.  Since the terms of these arrangements meet the accounting definition of operating lease arrangements, the aggregate sum of future minimum lease payments is not reflected on the consolidated balance sheets.  At December 31, 2008, future minimum lease payments under these arrangements approximated $148.0, of which $132.9 is related to long-term real estate leases.

Rent expense for the years ended December 31, 2008, 2007 and 2006 was $22.1, $20.4 and $16.8, respectively.  Future payments under operating leases with terms greater than one year as of December 31, 2008 are as follows:

Fiscal Year Ending December 31,
2009	$24.2
2010	20.3
2011	16.9
2012	14.6
2013	13.0
Thereafter	59.0
Total	$148.0

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

Employment Agreements – The Company has employment and compensation agreements with three key officers of the Company.  Agreements for one of the officers provides for the officer to earn a minimum of $1.0 per year through a three-year period ending from any date after which it is measured, adjusted annually for changes in the consumer price index (as defined) or as determined by the Company's Board of Directors, as well as a retirement compensation equal to 1.5 times the base salary.

Two other agreements provide for the officers to each receive annual minimum compensation of $0.5 per year through a three-year period ending from any date after which it is measured, adjusted annually for changes in the consumer price index (as defined) or as determined by the Company's Board of Directors, as well as a retirement compensation equal to 50% of each officer’s average three years' annual salary (as defined).

Retirement compensation has been accrued as provided for under the above-mentioned employment agreements.  Through December 31, 2008, the Company fully funded these and other retirement compensation obligations, through grantor trusts on behalf of the individuals. In addition, the Company has employment agreements with certain other key members of management expiring on various dates through the year 2009.  The Company's employment agreements generally provide for certain protections in the event of a change of control.  These protections generally include the payment of severance and related benefits under certain circumstances in the event of a change of control, and for the Company to reimburse such officers for the amount of any excise taxes associated with such benefits.

9.	INCOME TAXES

The components of earnings (loss) before incomes taxes were:

	Fiscal Year Ended December 31,
	2008	2007	2006

Earnings (loss) before income taxes
United States	$(119.4)	$127.3	$43.0
Foreign	31.6	87.8	47.0
Earnings (loss) before income taxes	$(87.8)	$215.1	$90.0

Income tax expense consists of the following:
	Fiscal Year Ended December 31,
	2008	2007	2006
Current:
Federal	$1.9	$2.1	$--
State	2.9	--	--
Foreign	24.1	7.2	5.6
	28.9	9.3	5.6
Deferred:
Federal	(15.5)	34.7	16.4
State	(4.4)	5.1	2.9
Foreign	2.6	18.7	(20.5)
	(17.3)	58.5	(1.2)
Total income tax expense	$11.6	$67.8	$4.4

The difference between income tax expense and the amount computed by applying the statutory U.S. federal income tax rate (35%) to the pre-tax earnings consists of the following:

	Fiscal Year Ended December 31,
	2008	2007	2006
Statutory federal income tax expense	$(30.7)	$75.3	$31.5
U.S. state income taxes	(1.2)	5.9	2.9
Dividend income from foreign affiliate	--	2.5	0.4
Foreign tax rate differential	(17.9)	(6.3)	(1.2)
Non-deductible charges/losses and other	10.2	3.9	2.4
Research and development credit	(1.9)	(5.3)	(4.2)
Goodwill and intangible asset impairment charge	54.6	--	--
Extra-territorial income exclusion	(1.5)	(8.2)	--
Change in valuation allowance	--	--	(27.4)
	$11.6	$67.8	$4.4

During 2006 the Company reversed $27.4 of its valuation allowance on its U.S. and U.K. deferred tax assets as a result of improved performance and outlook for its operations and expected reductions in interest costs resulting from note redemptions.

The tax effects of temporary differences and carryforwards that give rise to deferred income tax assets and liabilities consist of the following:

	December 31,	December 31,
	2008	2007
Deferred tax assets:
Inventory reserves	$11.8	$10.2
Warranty reserves	6.4	5.0
Accrued liabilities	12.1	7.9
Net operating loss carryforward	24.4	58.6
Federal capital loss carryforward	--	7.3
Research and development
credit carry forward	22.4	19.2
Alternative minimum
tax credit carryforward	3.9	2.0
Intangible assets	22.7	--
Depreciation	--	1.3
HCS purchase accounting
book to tax differences	12.7	--
Other	6.7	6.2
	$123.1	$117.7

Deferred tax liabilities:
Acquisition accruals	$(13.7)	$(13.4)
Book to tax revenue differences	(30.8)	--
Intangible assets	--	(61.5)
Depreciation	(3.1)	--
Software development costs	(4.6)	(5.7)
	(52.2)	(80.6)
Net deferred tax asset before valuation
allowance	70.9	37.1
Valuation allowance	(6.9)	(9.8)
Net deferred tax asset	$64.0	$27.3

The Company maintained a valuation allowance of $6.9 as of December 31, 2008 primarily related to foreign tax credits and foreign net operating losses.  During 2008 the Company’s valuation allowance decreased due to the expiration of the federal capital loss carryforward.

As of December 31, 2008, the Company had federal, state and foreign net operating loss carryforwards of approximately $123.0, $83.0 and $11.0, respectively.  The federal and state net operating loss carryforwards begin to expire in 2012 and 2009, respectively.  As of December 31, 2008, the Company had federal and state research and development tax credit carryforwards of $22.4 which expire through 2023.

The Company has not provided for any residual U.S. income taxes on the approximately $125.4 of earnings from its foreign subsidiaries because such earnings are intended to be indefinitely reinvested.  Such residual U.S. income taxes, if provided for, would not be material.

Through 2008, the Company recognized cumulative tax deductions of $75.2 related to stock option exercises and vested restricted shares.  In accordance with the Company’s methodology for determining when these deductions are deemed realized under SFAS No. 123(R), the Company assumes that it utilizes its net operating loss carryforwards to reduce its taxes payable rather than these deductions.  Pursuant to SFAS 123(R), these deductions are not deemed realized until they reduce taxes payable.  The Company expects to record a credit to additional paid-in capital of $29.2 to the extent deductions of $75.2 are treated as reducing taxes payable in the future.

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” on January 1, 2007.  Upon the adoption, the liability for unrecognized tax benefits at January 1, 2007 was $4.9, which was accounted for as a $2.3 increase to accumulated deficit, a $2.3 increase in long-term deferred tax assets, and a $0.3 reduction in income taxes payable.  This liability, if recognized, would affect the Company’s effective tax rate.  It is reasonably possible that the amount of liability for unrecognized tax benefits will change in the next twelve months; however, the Company does not expect the change to have a material impact on the Company’s consolidated financial statements.

A reconciliation of the beginning and ending amounts of gross unrecognized tax benefit are as follows:

	2008	2007
Balance, beginning of the period	$11.8	$7.4
Additions for current year tax positions	3.1	1.6
Additions for tax positions of prior years	0.7	2.5
Currency fluctuations	(0.5)	0.3
Balance, end of the period	$15.1	$11.8

The difference between the gross uncertain tax position of $15.1 and the liability for unrecognized tax benefits of $12.5 is due to the netting of certain items when calculating the liability for unrecognized tax benefits.

The Company is currently undergoing a U.S. federal income tax examination as well as an examination in one of its non-U.S. jurisdictions.  With minor exceptions, the Company is currently open to audit by the tax authorities for the four tax years ending December 31, 2008.

The Company classifies interest and penalties related to income tax as income tax expense.  The amount included in the Company’s liability for unrecognized tax benefits for interest and penalties as of the date of adoption was under $1.0 and this amount did not materially change as of December 31, 2008.

10.	EMPLOYEE RETIREMENT PLANS

The Company sponsors and contributes to a qualified, defined contribution savings and investment plan, covering substantially all U.S. employees.  The BE Aerospace Savings and Investment Plan was established pursuant to Section 401(k) of the Internal Revenue Code.  Under the terms of this plan, covered employees may contribute up to 100% of their pay, limited to certain statutory maximum contributions for 2008.  Participants are vested in matching contributions immediately and the matching percentage is 100% of the first 3% of employee contributions and 50% on the next 2% of employee contributions.  Total expense for the plan was $6.9, $5.6 and $3.9 for the calendar years ended December 31, 2008, 2007 and 2006, respectively.

In addition, the Company contributes to the BE Aerospace, Inc. Hourly Tax-Sheltered Retirement Plan. This plan was established pursuant to Section 401(k) of the Internal Revenue Code and covers certain U.S. union employees.  Under terms of this plan, covered employees may contribute from 1% to 20% of their compensation, limited to certain statutory maximum contributions for 2008.  The Company matches 50% of employee contributions, up to 8% of a participant’s compensation.  Participants become fully vested in the Company’s contributions after six years of service with the Company.  Total expense for the plan was $0.3, $0.2 and $0.3 for the calendar years ended December 31, 2008, 2007 and 2006, respectively.

The Company also has two defined benefit plans which were adopted by the Company when the related subsidiary companies were acquired.  Under terms of these plans participants are entitled to certain defined benefits upon retirement.  283 employees were covered by these plans as of December 31, 2008.  The Company’s funding contribution to these plans was $0.1, $0.5 and $0.2 for the calendar years ended December 31, 2008, 2007 and 2006, respectively.

In addition, the Company and its subsidiaries participate in government-sponsored programs in certain European countries.  The Company funds these plans based on legal requirements, tax considerations, local practices and investment opportunities.

11.	STOCKHOLDERS' EQUITY

Earnings (Loss) Per Share - Basic net (loss) earnings per common share is computed using the weighted average of common shares outstanding during the year.  Diluted net (loss) earnings per common share reflects the potential dilution from assumed conversion of all dilutive securities such as stock options and unvested restricted stock using the treasury stock method. When the effects of the outstanding stock options are anti-dilutive, they are not included in the calculation of diluted earnings per common share. For the years ended December 31, 2008, 2007 and 2006, anti-dilutive securities totaling approximately 0.9, 0.1, and 0.3 million shares, respectively, were excluded from the determination of diluted earnings per common share because the effect would have been antidultive.

The following table sets forth the computation of basic and diluted net earnings per share for the fiscal years ended December 31, 2008, 2007 and 2006:

	Fiscal Year Ended December 31,
	2008	2007	2006
Numerator: net (loss) earnings	$(99.4)	$147.3	$85.6
Denominator:
Denominator for basic earnings per share -	94.3	88.1	77.1
Weighted average shares (in millions)
Effect of dilutive securities -
Dilutive securities	--	0.7	0.9
Denominator for diluted earnings per share -
Adjusted weighted average shares (in millions)	94.3	88.8	78.0
Basic net (loss) earnings per share	$(1.05)	$1.67	$1.11
Diluted net (loss) earnings per share	$(1.05)	$1.66	$1.10

Long Term Incentive Plan - The Company has a Long Term Incentive Plan (LTIP) under which the Company’s Compensation Committee may grant stock options, stock appreciation rights, restricted stock, restricted stock units or other forms of equity based or equity related awards.  The LTIP replaced the Company’s 2001 Stock Option Plan, the 1996 Stock Option Plan, the United Kingdom 1992 Employee Share Option Scheme and the Company’s Amended and Restated 1989 Stock Option Plan (collectively, the “Prior Plans”).  24,933 shares were available for grant under the LTIP as of December 31, 2008.

 During 2007 and 2008, the Company granted restricted stock and restricted stock units to certain members of the Company’s Board of Directors and management.  Restricted stock grants vest over periods ranging from two to four years and are granted at the discretion of the Compensation Committee of the Board of Directors.  Compensation cost is recorded on a straight-line basis over the vesting term of the shares based on the grant date value using the closing trading price.  Share based compensation of $15.1 and $10.3 was recorded during 2008 and 2007, respectively.  Unrecognized compensation cost related to these grants was $51.5 and $41.0 at December 31, 2008, and December 31, 2007, respectively.

 The following table summarizes shares of restricted stock that were granted, forfeited and outstanding:

	December 31, 2008			December 31, 2007
			Weighted			Weighted
		Weighted	Average		Weighted	Average
		Average	Remaining		Average	Remaining
	Shares	Grant Date	Vesting Period	Shares	Grant Date	Vesting Period
	(in thousands)	Fair Value	( in years)	(in thousands)	Fair Value	( in years)

Outstanding, beginning of
period	1,458	$31.18	3.1	1,423	$26.13	3.7
Shares granted	1,764	11.85	--	454	42.43	--
Shares vested	(452)	30.09	--	(355)	26.14	--
Shares forfeited	(43)	33.17	--	(64)	27.30	--
Outstanding, end of period	2,727	18.82	3.1	1,458	31.18	3.1

During the year ended December 31, 2008, the Company granted 909,773 restricted stock units of which 1,843 units were forfeited during the year. As of December 31, 2008, the weighted average remaining vesting period for these units was 3.89 years.

No stock options were granted during the three years ended December 31, 2008 and no related stock compensation was recognized as the Company accelerated the vesting of all such awards in 2005.  Outstanding stock options at December 31, 2008, 2007 and 2006 totaled approximately 184,000, 245,000, and 1,170,000, all of which were exercisable. During the years ended December 31, 2008, 2007 and 2006, 0.1, 0.9 and 3.6 million stock options were exercised with an aggregate intrinsic value of $0.4, $20.8 and $62.6 determined as of the date of option exercise.  The aggregate intrinsic value of outstanding options as of December 31, 2008 was $0.2.

12.	EMPLOYEE STOCK PURCHASE PLAN

The Company has established a qualified Employee Stock Purchase Plan, the terms of which allow for qualified employees (as defined in the Plan) to participate in the purchase of designated shares of the Company's common stock at a price equal to 85% of the closing price at the end of each semi-annual stock purchase period.  The Company issued approximately 286,000, 67,000 and 110,000 shares of common stock during the fiscal years ended December 31, 2008, 2007 and 2006, respectively, pursuant to this plan at a weighted average price per share of $9.26, $39.46, and $20.51, respectively.

13.	SEGMENT REPORTING

The Company is organized based on the products and services it offers.  Following the acquisition of HCS described in Note 2, the Company revised its reportable segments to reflect three reportable segments which align with the Company’s post-acquisition organizational structure: consumables management, commercial aircraft and business jet. Each segment regularly reports its results of operations and makes requests for capital expenditures and acquisition funding to the Company’s chief operational decision-making group.  This group is presently comprised of the Chairman and Chief Executive Officer, the President and Chief Operating Officer, and the Senior Vice President and Chief Financial Officer.  Each operating segment has separate management teams and infrastructures dedicated to providing a full range of products and services to their commercial, business jet, military, MRO, aircraft leasing and aircraft manufacturing customers. Segment information for prior periods has been presented on a consistent basis.

The following table presents net sales and other financial information by business segment:
	Fiscal Year Ended December 31, 2008
	Consumables	Commercial	Business
	Management	Aircraft	Jet	Consolidated
Net sales	$697.3	$1,138.7	$274.0	$2,110.0
Operating (loss) earnings (1)(2)	(151.7)	78.2	37.3	(36.2)
Total assets(3)	1,830.9	827.6	271.6	2,930.1
Goodwill	416.5	158.5	88.6	663.6
Capital expenditures	6.9	20.7	4.1	31.7
Depreciation and amortization	10.1	24.7	5.9	40.7

	Fiscal Year Ended December 31, 2007
	Consumables	Commercial	Business
	Management	Aircraft	Jet	Consolidated
Net sales	$386.5	$1,098.1	$193.1	$1,677.7
Operating earnings (2)	85.5	141.8	19.7	247.0
Total assets (3)	575.2	940.4	256.4	1,772.0
Goodwill	133.2	245.2	88.8	467.2
Capital expenditures	4.4	22.7	5.0	32.1
Depreciation and amortization	4.3	25.2	5.5	35.0

	Fiscal Year Ended December 31, 2006
	Consumables	Commercial	Business
	Management	Aircraft	Jet	Consolidated
Net sales	$251.5	$729.2	$147.5	$1,128.2
Operating earnings (2)	50.4	88.5	9.4	148.3
Total assets (3)	492.9	753.2	251.6	1,497.7
Goodwill	150.6	218.0	88.6	457.2
Capital expenditures	3.3	15.7	5.1	24.1
Depreciation and amortization	3.5	21.7	4.2	29.4

(1)  The 2008 information includes goodwill and intangible asset impairment charge of $310.2 at consumables management segment and $79.8 at commercial aircraft segment.  Excluding such charges, operating earnings for 2008 would have been $158.5 at consumables management segment and $158.0 at commercial aircraft segment.

(2)  Operating earnings (loss) includes an allocation of corporate IT costs, employee benefits and general and administrative costs based on the proportion of each segments’ systems users, number of employees and sales, respectively.

(3)  Corporate assets (including cash and cash equivalents) of $256.7, $139.2 and $117.7 at December 31, 2008, 2007 and 2006, respectively, have been allocated to the above segments based on each segments respective percentage of total assets.  During 2007 certain operations with total assets of approximately $31.5 were transferred from consumable management to commercial aircraft segments.

Net sales for these business segments for the fiscal years ended December 31, 2008, 2007 and 2006 are presented below:

	Fiscal Year Ended December 31,
	2008		2007		2006
	Net	% of	Net	% of	Net	% of
	Sales	Net Sales	Sales	Net Sales	Sales	Net Sales
Consumables management	$697.3	33.0%	$386.5	23.0%	$251.5	22.3%
Commercial aircraft	1,138.7	54.0%	1,098.1	65.5%	729.2	64.6%
Business jet	274.0	13.0%	193.1	11.5%	147.5	13.1%
Net sales	$2,110.0	100.0%	$1,677.7	100.0%	$1,128.2	100.0%

Geographic Information

The Company operated principally in three geographic areas, the United States, Europe (primarily the United Kingdom) and emerging markets, i.e., Asia, Pacific Rim, Middle East, etc. during the fiscal years ended December 31, 2008, 2007 and 2006.  There were no significant transfers between geographic areas during these periods.

The following table presents net sales and operating earnings based on the originating location for the fiscal years ended December 31, 2008, 2007 and 2006. Additionally, it presents all identifiable assets related to the operations in each geographic area as of December 31, 2008 and 2007:

	Fiscal Year Ended December 31,
	2008	2007	2006
Net sales:
Domestic	$1,428.8	$1,036.6	$732.9
Foreign	681.2	641.1	395.3
	$2,110.0	$1,677.7	$1,128.2

Operating earnings (loss):
Domestic	$(129.7)	$159.1	$100.7
Foreign	93.5	87.9	47.6
	$(36.2)	$247.0	$148.3

	December 31,
Identifiable assets:	2008	2007
Domestic	$2,386.9	$1,306.6
Foreign	543.2	465.4
	$2,930.1	$1,772.0

Net sales by geographic area, (based on destination), for the fiscal years ended December 31, 2008, December 31, 2007, and 2006 were as follows:

	Fiscal Year Ended December 31,
	2008		2007		2006
	Net	% of	Net	% of	Net	% of
	Sales	Net Sales	Sales	Net Sales	Sales	Net Sales

U.S.	$994.4	47.1%	$749.5	44.7%	$483.0	42.8%
Europe	508.9	24.1%	468.0	27.9%	331.5	29.4%
Asia, Pacific Rim,
Middle East and other	606.7	28.8%	460.2	27.4%	313.7	27.8%
	$2,110.0	100.0%	$1,677.7	100.0%	$1,128.2	100.0%

Export sales from the United States to customers in foreign countries amounted to $566.9, $437.1 and $307.6 in the fiscal years ended December 31, 2008, 2007 and 2006, respectively.

14.	FAIR VALUE INFORMATION

The following disclosure of the estimated fair value of financial instruments at December 31, 2008 and 2007 is made in accordance with the requirements of SFAS No. 107, "Disclosures about Fair Value of Financial Instruments.”  The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies; however, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

The carrying amounts of cash and cash equivalents, accounts receivable-trade, and accounts payable and term debt are a reasonable estimate of their fair values as interest is based upon floating market rates. The fair value of the Company’s 8½% Senior Notes, based on market prices for publically traded debt, was $540.0 as of December 31, 2008.

The fair value information presented herein is based on pertinent information available to management at December 31, 2008 and December 31, 2007, respectively. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since those dates, and current estimates of fair value may differ significantly from the amounts presented herein.

15.           SELECTED QUARTERLY DATA (Unaudited)

Summarized quarterly financial data for the fiscal years ended December 31, 2008 and December 31, 2007 are as follows:

	Fiscal Year Ended December 31, 2008
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Net sales	$473.2	$522.2	$587.8	$526.8
Gross profit	169.1	179.8	193.4	181.2
Net earnings (loss) (1)	48.5	53.9	51.8	(253.6	) (2)
Basic net earnings (loss) per share (1)	0.53	0.59	0.54	(2.59	) (2)
Diluted net earnings (loss) per share (1)	0.53	0.59	0.54	(2.59	) (2)

	Fiscal Year Ended December 31, 2007
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Net sales	$387.8	$398.2	$428.2	$463.5
Gross profit	134.3	140.6	146.7	148.5
Net earnings	32.1	28.4	44.5	42.3
Basic net earnings per share (1)	0.41	0.31	0.49	0.46
Diluted net earnings per share (1)	0.40	0.31	0.48	0.46

(1)	Net earnings (loss) per share are computed individually for each quarter presented. Therefore, the sum of the quarterly net earnings per share may not necessarily equal the total for the year.

(2)
The fourth quarter information includes $390.0 of pre-tax goodwill and intangible asset impairment charges, ($300.0 on an after tax basis).  Excluding such charges, operating earnings, net earnings, basic net earnings per share and diluted net earnings per share would have been $90.8, $46.4, $0.47 and $0.47, respectively.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
FOR THE FISCAL YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
(In millions)

	Balance
	At				Balance
	Beginning			Write-	At End
	Of			Offs/	Of
	Period	Expenses	Other	Disposals	Period
Deducted From Assets:
Allowance for doubtful accounts:
Fiscal year ended December 31, 2008	$4.5	$8.7	$(0.3)	$0.7	$12.2
Fiscal year ended December 31, 2007	4.7	0.6	--	0.8	4.5
Fiscal year ended December 31, 2006	2.9	1.4	1.6	1.2	4.7

Reserve for obsolete inventories:
Fiscal year ended December 31, 2008	32.2	11.0	--	2.2	41.0
Fiscal year ended December 31, 2007	29.1	8.1	--	5.0	32.2
Fiscal year ended December 31, 2006	27.1	3.3	2.6	3.9	29.1

Deferred tax asset valuation allowance:
Fiscal year ended December 31, 2008	9.8	--	(2.9)	--	6.9
Fiscal year ended December 31, 2007	15.5	--	(5.7)	--	9.8
Fiscal year ended December 31, 2006	40.5	(27.4)	2.4	--	15.5