Form 10-Q
period 2009-03-31
BE AEROSPACE INC
filed 2009-05-07
CIK 861361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For The Quarterly Period Ended March 31, 2009

Commission File No. 0-18348

BE AEROSPACE, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	06-1209796
(State of Incorporation)	(I.R.S. Employer Identification No.)

1400 Corporate Center Way
Wellington, Florida  33414
(Address of principal executive offices)

(561) 791-5000
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X]    NO [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
YES [  ]  NO [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act: Large accelerated filer [X]   Accelerated filer [  ]   Non-accelerated filer (do not check if a smaller reporting company) [  ]    Smaller reporting company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X]   NO [  ]

The registrant has one class of common stock, $0.01 par value, of which 101,031,633 shares were outstanding as of May 5, 2009.

BE AEROSPACE, INC.

Form 10-Q for the Quarter Ended March 31, 2009

Table of Contents

PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BE AEROSPACE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In Millions, Except Share Data)

	March 31,	December 31,
	2009	2008

ASSETS

Current assets:
Cash and cash equivalents	$115.3	$168.1
Accounts receivable – trade, less allowance for doubtful accounts ($12.2 at March 31, 2009 and December 31, 2008)	297.3	271.4
Inventories, net	1,246.7	1,197.0
Deferred income taxes, net	8.0	22.1
Other current assets	21.1	24.8
Total current assets	1,688.4	1,683.4
Property and equipment, net of accumulated depreciation ($167.9 at March 31, 2009 and $162.6 at December 31, 2008)	117.8	115.8
Goodwill	687.3	663.6
Identifiable intangible assets, net of accumulated amortization ($123.9 at March 31, 2009 and $119.9 at December 31, 2008)	349.9	356.0
Deferred income taxes, net	49.7	49.2
Other assets, net	61.5	62.1
	$2,954.6	$2,930.1

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$283.1	$274.5
Accrued liabilities	216.2	229.2
Current maturities of long-term debt	6.0	6.0
Total current liabilities	505.3	509.7

Long-term debt, net of current maturities	1,115.8	1,117.2
Deferred income taxes, net	5.6	5.4
Other non-current liabilities	28.3	31.3

Commitments, contingencies and off-balance sheet arrangements (Note 8)
Stockholders' equity:
Preferred stock, $0.01 par value; 1.0 million shares authorized; no shares outstanding	--	--
Common stock, $0.01 par value; 200.0 million shares authorized; 101.1 million shares issued and 101.0 million shares outstanding as of March 31, 2009 and December 31, 2008	1.0	1.0
Additional paid-in capital	1,505.8	1,500.7
Accumulated deficit	(151.2)	(189.1)
Accumulated other comprehensive income	(54.7)	(44.8)
Less: 0.1 million shares of common stock held in treasury,	(1.3)	(1.3)
Total stockholders' equity	1,299.6	1,266.5
	$2,954.6	$2,930.1

See accompanying notes to condensed consolidated financial statements.

BE AEROSPACE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
(In Millions, Except Per Share Data)

	THREE MONTHS ENDED
	March 31,	March 31,
	2009	2008

Net sales	$523.7	$473.2
Cost of sales	347.0	304.1
Selling, general and administrative	72.0	56.3
Research, development and engineering	24.0	35.4

Operating earnings	80.7	77.4

Operating earnings percentage	15.4%	16.4%

Interest expense, net	22.5	2.8

Earnings before income taxes	58.2	74.6

Income taxes	20.3	26.1

Net earnings	$37.9	$48.5

Net earnings per common share:

Basic	$0.39	$0.53
Diluted	$0.38	$0.53

Weighted average common shares:

Basic	98.3	91.6
Diluted	98.6	92.0

See accompanying notes to condensed consolidated financial statements.

BE AEROSPACE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Millions)

	THREE MONTHS ENDED
	March 31,	March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$37.9	$48.5
Adjustments to reconcile net earnings to net cash flows used in operating activities:
Depreciation and amortization	11.8	9.1
Provision for doubtful accounts	0.4	0.4
Non-cash compensation	5.3	3.7
Deferred income taxes	13.7	21.9
Changes in operating assets and liabilities:
Accounts receivable	(28.8)	(60.2)
Inventories	(79.9)	(46.2)
Other current assets and other assets	3.9	2.1
Payables, accruals and other liabilities	(3.8)	(14.2)
Net cash used in operating activities	(39.5)	(34.9)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(10.0)	(8.5)
Net cash used in investing activities	(10.0)	(8.5)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock issued	--	0.2
Principal payments on long-term debt	(1.4)	(0.2)
Borrowings on line of credit	--	22.0
Repayments on line of credit	--	(22.0)
Net cash used in financing activities	(1.4)	0.0

Effect of foreign exchange rate changes on cash and cash equivalents	(1.9)	2.2

Net decrease in cash and cash equivalents	(52.8)	(41.2)

Cash and cash equivalents, beginning of period	168.1	81.6

Cash and cash equivalents, end of period	$115.3	$40.4

Supplemental disclosures of cash flow information:
Cash paid during period for:
Interest, net	$35.5	$2.6
Income taxes, net	6.5	2.6

See accompanying notes to condensed consolidated financial statements.

BE AEROSPACE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited - Dollars In Millions, Except Share and Per Share Data)

Note 1.                  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  All adjustments which, in the opinion of management, are considered necessary for a fair presentation of the results of operations for the periods shown, are of a normal recurring nature and have been reflected in the condensed consolidated financial statements.  The results of operations for the periods presented are not necessarily indicative of the results expected for the full fiscal year or for any future period.  The information included in these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the BE Aerospace, Inc. (the “Company” or "B/E") Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts and related disclosures.  Actual results could differ from those estimates.

Note 2.                   Business Combinations

On July 28, 2008, the Company acquired from Honeywell International Inc. (Honeywell) its Consumables Solutions distribution business (HCS). The transaction was accounted for as a purchase under Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations” (SFAS 141).  The assets purchased and liabilities assumed for this acquisition have been reflected in the accompanying consolidated balance sheets and results of operations for the acquisition are included in the accompanying consolidated statement of earnings from the date of acquisition.

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

The estimated excess of the purchase price over the fair value of identifiable net tangible assets acquired was $851.7, of which $250.0 was allocated to intangible assets and $601.7 was allocated to goodwill.  Approximately $399.0 of the goodwill amount and all of the identifiable intangible assets of $250.0 are expected to be amortizable and deductible for tax purposes.

The Company has substantially completed the evaluation and allocation of the purchase price for the HCS acquisition; however, certain remaining matters, primarily inventories, are still being reviewed by management. During the three months ended March 31, 2009, the Company adjusted a portion of the purchase price allocation by a non-cash adjustment, which decreased inventories and increased goodwill by approximately $28.0. The Company does not believe that the final allocation will materially modify the preliminary purchase price allocation.

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

Consolidated unaudited proforma results for the three months ended March 31, 2008 presented below, reflect the impact of the HCS acquisition if it had occurred as of January 1, 2008. Consolidated unaudited 2008 proforma results exclude goodwill and intangible asset impairment charges.

	2009	2008
		Proforma
Net sales	$523.7	$620.6
Operating earnings	80.7	93.0
Net earnings	37.9	45.8

Note 3.                  New Accounting Standards

In April 2008, the Financial Accounting Standards Board (FASB) issued SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets” (SFAS 142-3). SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142.  The intent of SFAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142, the period of expected cash flows used to measure the fair value of the asset under SFAS No.141 (revised 2007), “Business Combinations” (SFAS 141(R)) and other U.S. generally accepted accounting principles.  SFAS 142-3 was effective for financial statements issued for interim periods and fiscal years beginning after December 15, 2008.  The adoption of SFAS 142-3 did not have a material impact on the consolidated financial statements of the Company.

In December 2007, the FASB issued SFAS 141(R) and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (SFAS 160).  SFAS 141(R) will change how business acquisitions are accounted for and SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity.  Purchase price adjustments for acquisitions consummated before the effective date of SFAS 141(R) will be recognized under SFAS 141, with the exception of certain tax adjustments. SFAS 141(R) and SFAS 160 were effective for fiscal years beginning on or after December 15, 2008 (January 1, 2009 for the Company).  The adoption of SFAS 141(R) and SFAS 160 did not have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements. SFAS 157 indicates that, among other things, a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The Company adopted SFAS 157 in the fiscal year 2008.  The adoption of this statement did not have a material impact on the Company’s consolidated financial statements. In February 2008, the FASB issued FASB Staff Position SFAS No. 157-2, “Effective Date of FASB Statement No. 157,” (SFAS 157-2) which delayed the effective date of SFAS 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until January 1, 2009. The implementation of the deferred portions of SFAS 157 did not have a material impact on the consolidated financial statements. In October 2008, the FASB Issued FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (FSP 157-3).  FSP 157-3 clarifies the application of FASB Statement No. 157, “Fair Value Measures,” in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.  FSP 157-3 is effective upon issuance.  The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

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

	March 31, 2009	December 31, 2008
Purchased materials and component parts	$138.8	$150.8
Work-in-process	36.8	36.8
Finished goods (primarily aftermarket fasteners)	1,071.1	1,009.4
	$1,246.7	$1,197.0

Note 5.                  Goodwill and Intangible Assets

In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets”, the Company has completed the fair value analysis for goodwill and other intangible assets as of December 31, 2008, and concluded that an impairment existed.  Adverse equity market conditions caused a decrease in current market multiples, including the Company’s fiscal year end market capitalization at December 31, 2008.  The fair value of the reporting units for goodwill impairment testing were determined using valuation techniques based on estimates, judgments and assumptions management believes were appropriate in the circumstances.  The sum of the fair values of the reporting units were evaluated based on the Company’s market capitalization determined using average share prices within a reasonable period of time near December 31, 2008, plus an estimated control premium plus the fair value of its debt obligations.  The decrease in the current market multiples and the Company’s market capitalization resulted in a decline in the fair value of the reporting units as of December 31, 2008.  Accordingly, the Company recorded a pre-tax impairment charge related to goodwill of $369.3 million. As of March 31, 2009, in the opinion of management, no further indicators of impairment existed.

The table below sets forth the intangible assets by major asset class, all of which were acquired through business purchase transactions:

		March 31, 2009
				Net
	Useful Life	Original	Accumulated	Book
	(Years)	Cost	Amortization	Value
Acquired technologies	10-40	$100.3	$33.9	$66.4
Trademarks and patents	1-20	27.8	17.4	10.4
Technical qualifications, plans and drawings	18-30	30.1	20.9	9.2
Replacement parts annuity and product approvals	18-30	38.9	30.2	8.7
Customer contracts and relationships	8-30	255.2	8.0	247.2
Covenants not to compete and other identified intangibles	3-14	21.5	13.5	8.0
		$473.8	$123.9	$349.9

Amortization expense on identifiable intangible assets was approximately $5.0 and $2.7 for the three month periods ended March 31, 2009 and 2008, respectively.  The Company expects to report amortization expense of approximately $20.0 in each of the next five fiscal years. The Company expenses costs to renew or extend the term of a recognized intangible asset.

Note 6.                  Long-Term Debt

As of March 31, 2009, long-term debt consisted of $600.0 aggregate principal amount of the Company’s 8½% Senior Notes due 2018 (the Senior Notes) and $521.1 outstanding under the six-year, $525.0 term loan facility (the Term Loan facility) of the Company’s senior secured credit facility (the Credit Agreement).

The Credit Agreement consists of (a) a five-year, $350.0 revolving credit facility (the Revolving Credit Facility) and (b) the Term Loan Facility.   Borrowings under the Revolving Credit Facility bear interest at an annual rate equal to the London interbank offered rate (LIBOR) plus 225-300 basis points or prime (as defined) plus 125-200 basis points. As of March 31, 2009, the rate under the Revolving Credit Facility was 5.5%. There were no amounts outstanding under the Revolving Credit Facility as of March 31, 2009.

Borrowings under the Term Loan Facility bear interest at an annual rate equal to LIBOR plus 250-275 basis points or prime (as defined) plus 150-175 basis points.  As of March 31, 2009, the rate under the Term Loan Facility was 5.5%.

Letters of credit outstanding under the Credit Agreement aggregated $25.5 at March 31, 2009.

The Credit Agreement contains an interest coverage ratio financial covenant (as defined in the Credit Agreement) that currently must be maintained at a level greater than 2.25 to 1 through December 31, 2009 and 2.50 to 1, thereafter.  The Credit Agreement also contains a total leverage ratio covenant (as defined in the Credit Agreement) which limits net debt to a 4.25 to 1 multiple of EBITDA (as defined in the Credit Agreement) through December 31, 2009 and 4.00 to 1 thereafter.  The Credit Agreement is collateralized by substantially all of the Company’s assets and contains customary affirmative covenants, negative covenants and conditions precedent for borrowings, all of which were met as of March 31, 2009.

Note 7.                  Fair Value Measurements

As described in Note 3, “New Accounting Standards”, the Company adopted SFAS 157 effective January 1, 2008.  SFAS 157 defines fair value as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  SFAS 157 also describes three levels of inputs that may be used to measure fair value:

Level 1 – quoted prices in active markets for identical assets and liabilities.

Level 2 – observable inputs other than quoted prices in active markets for identical assets and liabilities.

Level 3 – unobservable inputs in which there is little or no market data available, which require the reporting entity to develop its own assumptions.

The only assets or liabilities of the Company to which SFAS 157 applies are cash and cash equivalents (which the Company classifies as Level 1 investments); there was no difference between fair value of such assets and historical cost basis set forth in the March 31, 2009 and December 31, 2008 balance sheets.

Note 8.                  Commitments, Contingencies and Off-Balance Sheet Arrangements

Lease Commitments — The Company finances its use of certain facilities and equipment under committed lease arrangements provided by various institutions.  Since the terms of these arrangements meet the accounting definition of operating lease arrangements, the aggregate sum of future minimum lease payments is not reflected on the condensed consolidated balance sheet.  At March 31, 2009, future minimum lease payments under these arrangements totaled approximately $165.8; the majority of which related to the long-term real estate leases.

Indemnities, Commitments and Guarantees — During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions.  These indemnities include non-infringement of patents and intellectual property indemnities to the Company's customers in connection with the delivery, design, manufacture and sale of its products, indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease, and indemnities to other parties to certain acquisition agreements.  The duration of these indemnities, commitments and guarantees varies, and in certain cases is indefinite.  The Company believes that substantially all of these indemnities, commitments and guarantees provide for limitations on the maximum potential future payments the Company could be obligated to make. However, the Company is unable to estimate the maximum amount of liability related to its indemnities, commitments and guarantees because such liabilities are contingent upon the occurrence of events which are not reasonably determinable.  Management believes that any liability for these indemnities, commitments and guarantees would not have a material effect on the Company’s condensed consolidated financial statements.  Accordingly, no significant amounts have been accrued for indemnities, commitments and guarantees.

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

	THREE MONTHS ENDED
	March 31,	March 31,
	2009	2008
Beginning balance	$22.4	$20.6
Accruals for warranties issued during the period	8.3	6.8
Settlements made	(5.6)	(7.0)
Ending balance	$25.1	$20.4

Note 9.                  Accounting for Stock-Based Compensation

The Company has a Long Term Incentive Plan (LTIP) under which the Company’s Compensation Committee may grant stock options, stock appreciation rights, restricted stock, restricted stock units or other forms of equity based or equity related awards.

During the three month periods ended March 31, 2009 and 2008, the Company granted 89,972 and 21,592 shares, respectively, of restricted stock with an average fair market value at the date of grant of $9.49 and $38.90, respectively.  Compensation cost is being recognized on a straight-line basis over the four-year vesting period of the shares.  Share-based compensation of $5.1 and $3.5 was recognized during the three month periods ended March 31, 2009 and 2008, respectively, related to these share grants and restricted shares granted in prior periods.  Unrecognized compensation expense related to share grants, including the estimated impact of any future forfeitures, was $47.5 at March 31, 2009.

No compensation cost was recognized for stock options during the three month periods ended March 31, 2009 and 2008 since no options were granted or vested during either period.

The Company has established a qualified Employee Stock Purchase Plan which allows qualified employees (as defined in the Employee Stock Purchase Plan) to purchase shares of the Company's common stock at a price equal to 85% of the closing price at the end of each semi-annual stock purchase period.  Compensation cost for this plan of $0.2 and $0.2 was recognized during the fiscal quarters ended March 31, 2009 and 2008, respectively.

Note 10.                Segment Reporting

The Company is organized based on the products and services it offers.  The Company’s reportable segments are comprised of consumables management, commercial aircraft and business jet.

The Company evaluates segment performance based on segment operating earnings or loss. Each segment reports its results of operations and makes requests for capital expenditures and acquisition funding to the Company’s chief operating decision-making group. This group is presently comprised of the Chairman and Chief Executive Officer, the President and Chief Operating Officer, and the Senior Vice President and Chief Financial Officer. Each operating segment has separate management teams and infrastructures dedicated to providing a full range of products and services to their customers.

The following table presents net sales and operating earnings by business segment:

	THREE MONTHS ENDED
	March 31,	March 31,
	2009	2008
Net sales
Consumables management	$239.4	$122.0
Commercial aircraft	225.9	278.5
Business jet	58.4	72.7
	$523.7	$473.2

Operating earnings (1)
Consumables management	$47.4	$35.3
Commercial aircraft	28.5	31.5
Business jet	4.8	10.6
	$80.7	$77.4

Interest expense	22.5	2.8
Earnings before income taxes	$58.2	$74.6

(1) Operating earnings includes an allocation of corporate general and administrative and employee benefits costs based on the proportion of each segment’s number of sales and employees, respectively.

The following table presents capital expenditures by business segment:

	THREE MONTHS ENDED
	March 31,	March 31,
	2009	2008
Capital expenditures
Consumables management	$6.1	$1.1
Commercial aircraft	3.1	6.9
Business jet	0.8	0.5
	$10.0	$8.5

The following table presents total assets by business segment:

	March 31,	December 31,
	2009	2008
Total assets (1)
Consumables management	$1,886.7	$1,830.9
Commercial aircraft	787.5	827.6
Business jet	280.4	271.6
	$2,954.6	$2,930.1

(1)   Corporate assets of $205.2 and $256.7 at March 31, 2009 and December 31, 2008, respectively, have been allocated to the above segments based on each segment’s respective percentage of total assets.

Note 11.                Net Earnings Per Common Share

Basic net earnings per common share is computed using the weighted average common shares outstanding during the period. Diluted net earnings per common share is computed by using the average share price during the period when calculating the dilutive effect of stock options, shares issued under the Employee Stock Purchase Plan and restricted shares.  For the three months ended March 31, 2009 and 2008, securities totaling approximately 1.4 and 0.4, respectively, were excluded from the determination of diluted earnings per common share because their effect would have been anti-dilutive. The computation of basic and diluted earnings per share for the three months ended March 31, 2009 and 2008 is as follows:

	THREE MONTHS ENDED
	March 31,	March 31,
	2009	2008
Net earnings	$37.9	$48.5
Basic weighted average common shares (in millions)	98.3	91.6
Effect of dilutive stock options and employee stock puchase plan shares (in millions)	0.1	0.1
Effect of restricted shares issued (in millions)	0.2	0.3
Diluted weighted average common shares (in millions)	98.6	92.0

Basic net earnings per share	$0.39	$0.53
Diluted net earnings per share	$0.38	$0.53

Note 12.                Comprehensive Earnings

Comprehensive earnings is defined as all changes in a company's net assets except changes resulting from transactions with shareholders. It differs from net earnings in that certain items currently recorded to equity would be a part of comprehensive earnings.

The following table sets forth the computation of comprehensive earnings for the periods presented:

	THREE MONTHS ENDED
	March 31,	March 31,
	2009	2008
Net earnings	$37.9	$48.5
Other comprehensive earnings:
Foreign exchange translation adjustment and other	(9.9)	13.2
Comprehensive earnings	$28.0	$61.7

Note 13.                Accounting for Uncertainty in Income Taxes

In accordance with the FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109,” the Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.

As of March 31, 2009 and December 31, 2008, the Company had $12.8 and $12.5, respectively, of net unrecognized tax benefits.  This amount of unrecognized tax benefits, if recognized, would affect the effective tax rate.

The Company classifies interest and penalties related to tax matters as a component of income tax expense. As of March 31, 2009 and December 31, 2008, the accrual related to interest and penalties was under $1.0.

The Company is currently undergoing a U.S. federal income tax examination for fiscal year 2006 as well as an examination in one of its non-U.S. jurisdictions.  With minor exceptions, the Company is currently open to audit by the tax authorities for the four tax years ending December 31, 2008.

BE AEROSPACE, INC.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(Dollars In Millions, Except As Noted And Per Share Data)

OVERVIEW

The following discussion and analysis addresses the results of our operations for the three months ended March 31, 2009, as compared to our results of operations for the three months ended March 31, 2008. In addition, the discussion and analysis addresses our liquidity, financial condition and other matters for these periods.

Based on our experience in the industry, we believe that we are the world’s largest manufacturer of cabin interior products for commercial aircraft and for business jets and the leading aftermarket distributor of aerospace fasteners and other consumable products. We sell our manufactured products directly to virtually all of the world’s major airlines and airframe manufacturers and a wide variety of business jet customers. In addition, based on our experience, we believe that we have achieved leading global market positions in each of our major product categories, which include:

•	a broad line of aerospace fasteners, covering over 275,000 stock keeping units (SKUs) serving the commercial aircraft, business jet and military and defense industries;

•	commercial aircraft seats, including an extensive line of super first class, first class, business class, tourist class and regional aircraft seats;

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

Net sales by reportable segment for the three month periods ended March 31, 2009 and March 31, 2008 were as follows:

	THREE MONTHS ENDED
	March 31, 2009		March 31, 2008
	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Consumables management	$239.4	45.7%	$122.0	25.8%
Commercial aircraft	225.9	43.1%	278.5	58.8%
Business jet	58.4	11.2%	72.7	15.4%
	$523.7	100.0%	$473.2	100.0%

Net sales by geographic area (based on destination) for the three month periods ended March 31, 2009 and March 31, 2008 were as follows:

	THREE MONTHS ENDED
	March 31, 2009		March 31, 2008
	Net	% of	Net	% of
	Sales	Net Sales	Sales	Net Sales
United States	$267.7	51.1%	$217.8	46.0%
Europe	129.5	24.7%	108.3	22.9%
Asia, Pacific Rim, Middle East and Other	126.5	24.2%	147.1	31.1%
Total	$523.7	100.0%	$473.2	100.0%

Net sales from our domestic and foreign operations for the three month periods ended March 31, 2009 and March 31, 2008 were as follows:

	THREE MONTHS ENDED
	March 31, 2009	March 31, 2008
Domestic	$385.3	$318.3
Foreign	138.4	154.9
Total	$523.7	$473.2

During the third quarter of 2008, we acquired Honeywell’s Consumable Solutions distribution business (HCS).  The HCS business distributes consumables parts and supplies to aviation industry manufacturers, airlines, and aircraft repair and overhaul facilities.  The combination of HCS with the Company’s consumables management (formerly distribution) segment created the leading global distributor and value added supply chain manager of aerospace hardware and other consumable products.  The combined business serves as a distributor for every major aerospace fastener manufacturer in the world.

New product development is a strategic initiative for us. Our customers regularly request that we engage in new product development and enhancement activities. We believe these activities protect and enhance our leadership position. We believe our investments in research and development over the past several years have been the driving force behind our ongoing market share gains. Research, development and engineering spending has been approximately 6% – 8% of sales for the past several years but is expected to decline as a percentage of sales in the future due to our recently implemented stringent cost initiatives and as a result of the HCS acquisition.

We also believe in providing our businesses with the tools required to remain competitive. In that regard, we have invested, and intend to continue to invest, in property and equipment that enhances our productivity. Over the past three years, annual capital expenditures ranged from $24 - $32. Taking into consideration our record backlog, targeted capacity utilization levels, recent capital expenditure investments and current industry conditions, we anticipate capital expenditures of approximately $40.0 over the next twelve months.

International passenger traffic declined by more than 10% in February 2009 compared with February 2008, and the International Air Transport Association (IATA) now expects passenger traffic to fall by an unprecedented 6% for the 2009 year.  International cargo traffic, which began falling in June 2008, took a further steep decline of 23% in the latest three-month period compared to the same period a year ago. Air freighters are now being parked at unprecedented rates and demand for passenger to freighter conversions is expected to be soft for the foreseeable future.  The resulting lower yields for the global airline industry are causing our customers to increase the number of parked aircraft and to further defer new aircraft deliveries.  In addition, due to the factors discussed above, business jet manufacturers have slashed their delivery rates, in some cases, by up to 40%.  We also believe the major commercial airframe manufacturers will further reduce their delivery rates in 2010.  We have responded to this new further downdraft in conditions by initiating further cost reduction efforts.

RESULTS OF OPERATIONS

In order to present our financial results on a more comparable basis, certain information in the discussion and analysis which follows includes proforma amounts to give effect to the acquisition of HCS as if it occurred at the beginning of 2008.

The following is a summary of net sales by segment:

	NET SALES
	Three Months Ended March 31,
	($ in millions)
	2009	2008	2008	Percent
		As Reported	Proforma	Change
Consumables management	$239.4	$122.0	$269.4	(11.1)%
Commercial aircraft	225.9	278.5	278.5	(18.9)%
Business jet	58.4	72.7	72.7	(19.7)%
Total	$523.7	$473.2	$620.6	(15.6)%

Net sales for the first quarter of $523.7 increased by $50.5, or 10.7% as compared with the first quarter of the prior year.  The $50.5 increase in consolidated revenues was the result of the $117.4, or 96.2%, increase in revenues at the consumables management segment (formerly our distribution segment) due to the HCS acquisition, partially offset by a $52.6, or 18.9% decrease in revenues at the commercial aircraft segment and a $14.3, or 19.7% decrease in revenues at the business jet segment.  Proforma revenues (including the HCS acquisition in both periods) declined 15.6% as compared with the first quarter of 2008.

Cost of sales for the current period were $347.0 or 66.3% of sales, as compared with cost of sales of $304.1 or 64.3% of sales in the first quarter of the prior year.  The 200 basis point increase in cost of sales is due to the acquisition of HCS in July 2008 which had a higher cost of sales than our business, offset by improved manufacturing efficiencies and successful cost reduction activities, more efficient consumables management purchasing in the current period and initial synergies arising from the HCS acquisition.

Selling, general and administrative (SG&A) expenses for the first quarter of 2009 were $72.0 or 13.7% of sales as compared with SG&A of $56.3, or 11.9% of sales in the same period in 2008.  SG&A expenses increased by $15.7, or 27.9% due to the acquisition of HCS and due to approximately $3.8 of unfavorable foreign exchange expenses due to the strengthening of the British pound during the quarter.  SG&A expenses are expected to decline significantly in 2010 as we complete the integration of HCS and the elimination of duplicative and redundant costs and expenses.

Research, development and engineering expense for the first quarter of 2009 was $24.0 or 4.6% of sales as compared with $35.4 or 7.5% of sales in the same period in 2008.  The lower level of spending is primarily due to cost initiatives in place at our commercial aircraft segment and inclusion of HCS in 2009.

Operating earnings of $80.7 increased $3.3 or 4.3% as compared with the same period in 2008 as a result of including HCS in the current year period.  Including the HCS acquisition in both periods, first quarter 2009 operating earnings of $80.7 decreased 13.2% as compared with first quarter 2008 proforma operating earnings of $93.0.

Interest expense for the first quarter of 2009 of $22.5 was $19.7 higher than the interest expense in the same period in the prior year, primarily due to the increase in long-term debt associated with the HCS acquisition in July 2008.

Earnings before income taxes for the three months ended March 31, 2009 of $58.2 decreased by $16.4 or 22.0%, as compared to the same period in the prior year as a result of the $19.7 increase in interest expense which was only partially offset by the $3.3 increase in operating earnings.

Income taxes in the first quarter of 2009 were $20.3 or 34.9% of earnings before income taxes as compared to $26.1 or 35.0% of earnings before income taxes in the first quarter of 2008.

Net earnings for the first quarter of 2009 were $37.9, or $0.38 per diluted share, as compared with net earnings of $48.5, or $0.53 per diluted share, in the first quarter of 2008. Net earnings decreased by $10.6, or 21.9%, as compared with the first quarter of the prior year.  Earnings per diluted share decreased by 28.3%, or $0.15 per diluted share, as compared with the first quarter of the prior year.

The following is a summary of operating earnings by segment:

	OPERATING EARNINGS
	Three Months Ended March 31,
	2009	2008	2008	Percent
		As Reported	Proforma	Change
Consumables management	$47.4	$35.3	$50.9	(6.9)%
Commercial aircraft	28.5	31.5	31.5	(9.5)%
Business jet	4.8	10.6	10.6	(54.7)%
Total	$80.7	$77.4	$93.0	(13.2)%

Consumables management revenues were $239.4 or 96.2% higher than revenues of $122.0 in the first quarter of the prior year.  Including the HCS acquisition in both periods, consumables management revenues of $239.4 were $30.0 or 11.1% lower than 2008 proforma revenues of $269.4.  Consumables management segment operating earnings, which include $3.7 of costs associated with acquisition, integration and transition related to the HCS acquisition (AIT costs), were $47.4.  First quarter 2009 proforma operating earnings, adjusted to exclude acquisition, integration and transition (AIT) costs were $51.1 (21.3% of net sales) as compared with 2008 operating earnings of $35.3 (28.9% of net sales) and as further compared with 2008 proforma operating earnings of $50.9 (18.9% of sales).  Operating margin expanded 240 basis points as compared with proforma operating margin primarily due to lower margins in the HCS business in the prior year, more efficient purchasing in the current period and initial synergies arising from the HCS acquisition.

Commercial aircraft segment revenues of $225.9 decreased 18.9% reflecting retrofit program pushouts and lower spares revenues.  Spares revenues in the current period declined significantly due to reduced air travel, reduced fleet capacity and airline cash conservation measures.  Operating earnings in the 2009 period were $28.5, or 12.6% of sales, an increase of 130 basis points as compared with the same period in the prior year, reflecting improved manufacturing efficiencies and successful cost reduction activities, partially offset by an unfavorable mix due to the substantially lower level of spares revenues.

Business jet segment revenues decreased by $14.3, or 19.7% to $58.4 and operating earnings decreased by $5.8  or 54.7%, reflecting the negative impact of reduced operating leverage and an unfavorable mix of products sold in the 2009 period as compared to the same period in 2008.

LIQUIDITY AND CAPITAL RESOURCES

Current Financial Condition

As of March 31, 2009, the Company’s net debt-to-net-capital ratio was 43.6%.  Net debt was $1,006.5, which represents total debt of $ 1,121.8, less cash and cash equivalents of $115.3.  There were no borrowings outstanding under the $350 Revolving Credit Facility and we have no debt maturities until 2014.  Standard & Poor’s recently affirmed our BBB- corporate credit rating and Moody’s Investor Services recently assigned the Company a SGL 1 liquidity rating.

Working capital as of March 31, 2009 was $1,183.1, up $9.4 as compared with working capital at December 31, 2008.  During the first quarter of 2009 the Company successfully completed its initiative to bring HCS inventories in line with B/E Aerospace’s stocking distribution model.  The investments in inventories at the consumables management segment was the principal reason for the increase in working capital.

Cash Flows

At March 31, 2009, our cash and cash equivalents were $115.3 compared to $168.1 at December 31, 2008.  Cash used in operating activities was $39.5 for the three months ended March 31, 2009, as compared to $34.9 in the same period in the prior year.  The primary source of cash from operations during the three months ended March 31, 2009 was net earnings of $37.9.  This source of cash was offset by the higher level of accounts receivable ($28.8) and inventories ($79.9) and the lower level of payables and accruals ($3.8).

Capital Spending

Our capital expenditures were $10.0 and $8.5 during the three months ended March 31, 2009 and 2008, respectively.  We anticipate capital expenditures of approximately $40.0 for the next twelve months.  We have no material commitments for capital expenditures. We have, in the past, generally funded our capital expenditures from cash from operations and funds available to us under bank credit facilities. We expect to fund future capital expenditures from cash on hand, from operations and from funds available to us under our senior secured credit facility.

Outstanding Debt and Other Financing Arrangements

Long-term debt at March 31, 2009 consisted principally of $521.1 of term loan borrowings under our Term Loan Facility, and $600.0 aggregate principal amount of 8½% Senior Notes due 2018.

Borrowings under our Term Loan Facility bear interest at an annual rate equal to LIBOR plus 250 -275 basis points or prime (as defined) plus 150-175 basis points (5.5% at March 31, 2009).  Borrowings under the our Revolving Credit Facility, if any, would bear interest at an annual rate equal to, at the Company’s option, LIBOR plus 225-300 basis points or prime (as defined) plus 125-200 basis points. There were no amounts outstanding under the Revolving Credit Facility as of March 31, 2009, the rate was 5.5%.

Contractual Obligations

The following chart reflects our contractual obligations and commercial commitments as of March 31, 2009.  Commercial commitments include lines of credit, guarantees and other potential cash outflows resulting from a contingent event that requires performance by us or our subsidiaries pursuant to a funding commitment.

Contractual Obligations (1)	2009	2010	2011	2012	2013	Thereafter	Total
Long-term debt and other non-current liabilities	$6.0	$9.4	$5.8	$5.8	$5.8	$1,104.5	$1,137.3
Operating leases	19.7	21.8	17.6	15.5	14.3	76.9	165.8
Purchase obligations (2)	34.9	14.9	5.1	3.8	2.4	2.1	63.2
Future interest payment on outstanding debt (3)	48.4	80.9	80.7	80.4	80.1	70.9	441.4
Total	109.0	127.0	109.2	105.5	102.6	1,254.4	1,807.7

Commercial Commitments
Letters of credit	25.5	--	--	--	--	--	25.5

(1)
Our liability for unrecognized tax benefits of $12.8 at March 31, 2009 has been omitted from the above table because we cannot determine with certainty when this liability will be settled.  It is reasonably possible that the amount of liability for unrecognized tax benefits will change in the next twelve months; however, we do not expect the change to have a significant impact on our consolidated financial statements.

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

(3)
Interest payments include estimated amounts due on the $521.1 outstanding under our Term Loan Facility, based on the actual rate of interest at March 31, 2009.  Actual interest payments will fluctuate based on LIBOR pursuant to the terms of the Credit Agreement.

We believe that our cash flows, together with cash on hand and the availability under the Credit Agreement, provide us with the ability to fund our operations, make planned capital expenditures and make scheduled debt service payments for at least the next twelve months. However, such cash flows are dependent upon our future operating performance, which, in turn, is subject to prevailing economic conditions and to financial, business and other factors, including the conditions of our markets, some of which are beyond our control. If, in the future, we cannot generate sufficient cash from operations to meet our debt service obligations, we will need to refinance such debt obligations, obtain additional financing or sell assets. We cannot assure you that our business will generate cash from operations or that we will be able to obtain financing from other sources sufficient to satisfy our debt service or other requirements.

Off-Balance Sheet Arrangements

Lease Arrangements

We finance our use of certain equipment under committed lease arrangements provided by various financial institutions. Since the terms of these arrangements meet the accounting definition of operating lease arrangements, the aggregate sum of future minimum lease payments is not reflected in our consolidated balance sheet.  Future minimum lease payments under these arrangements aggregated approximately $165.8 at March 31, 2009.

Indemnities, Commitments and Guarantees

During the normal course of business, we have made, and we may continue to make, certain indemnities, commitments and guarantees under which we may be required to make payments in relation to certain transactions. These indemnities include non-infringement of patents and intellectual property indemnities to our customers in connection with the delivery, design, manufacture and sale of our products, indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease, and indemnities to other parties to certain acquisition agreements. The duration of these indemnities, commitments and guarantees varies, and in certain cases, is indefinite. We believe that substantially all of our indemnities, commitments and guarantees provide for limitations on the maximum potential future payments we could be obligated to make. However, we are unable to estimate the maximum amount of liability related to our indemnities, commitments and guarantees because such liabilities are contingent upon the occurrence of events which are not reasonably determinable. Management believes that any liability for these indemnities, commitments and guarantees would not be material to our accompanying condensed consolidated financial statements.

Deferred Tax Assets

We maintained a valuation allowance of approximately $6.9 as of March 31, 2009 primarily related to foreign tax credits and foreign net operating losses.

RECENT ACCOUNTING PRONOUNCEMENTS

For a discussion of New Accounting Standards and Recent Accounting Pronouncements, refer to Note 3 of our Condensed Consolidated Financial Statements included in Part 1, Item 1 of this report.

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

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. We believe that our critical accounting policies are limited to those described in Note 1 to Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.  There have been no changes to our critical accounting policies since December 31, 2008.

DEPENDENCE UPON CONDITIONS IN THE AIRLINE INDUSTRY

The September 11, 2001 terrorist attacks, SARS and the onset of the Iraq war severely impacted conditions in the airline industry. According to industry sources, in the aftermath of the attacks most major U.S. and a number of international carriers substantially reduced their flight schedules, parked or retired portions of their fleets, reduced their workforces and implemented other cost reduction initiatives. U.S. airlines further responded by decreasing domestic airfares. As a result of the decline in both traffic and airfares following the September 11, 2001 terrorist attacks and their aftermath, as well as other factors, such as increases in fuel costs and heightened competition from low-cost carriers, the world airline industry lost a total of approximately $34 billion in calendar years 2001 through 2008. The airline industry crisis also caused 47 airlines in the U.S. to declare bankruptcy or cease operations in the last seven years.

For more than the last twelve months, global financial markets have experienced extreme volatility and disruption. Since September 2008, this volatility has reached unprecedented levels as a result of a financial crisis affecting the banking system and participants in the global financial markets. Concerns over the tightening of the corporate credit markets, inflation, energy costs and the dislocation of the residential real estate and mortgage markets have contributed to the volatility in the global financial markets and, together with the global financial crisis, have diminished expectations for global economic conditions in the future.  The airline and business jet industries are particularly sensitive to changes in economic conditions.  In 2009, the airline industry has continued to park aircraft, delay new aircraft purchases and delivery of new aircraft, deferred retrofit programs and depleted existing inventories as we saw in 2008. We also expect the business jet industry to continue to be severely impacted by both the recession and by declining corporate profits.

We expect, based on current economic conditions, that air traffic will decline significantly in 2009. Declining air traffic has, and we expect will continue to, negatively impact our customer base. A continued economic downturn would likely continue to negatively impact the airline and business jet industries, which could cause a significant negative impact on our future results of operations.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include, but are not limited to, all statements that do not relate solely to historical or current facts, including statements regarding the expected benefits derived in connection with the HCS acquisition, implementation and expected benefits of lean manufacturing and continuous improvement plans, our dealings with customers and partners, the consolidation of facilities, reduction of our workforce, integration of acquired businesses, ongoing capital expenditures, our ability to grow our business, the impact of the large number of grounded aircraft on demand for our products and our underlying assets, the adequacy of funds to meet our capital requirements, the ability to refinance our indebtedness, if necessary, the reduction of debt, the potential impact of new accounting pronouncements, and the impact on our business of the recent increases in passenger traffic and projected increases in passenger traffic and the size of the airline fleet.  Such forward-looking statements include risks and uncertainties and our actual experience and results may differ materially from the experience and results anticipated in such statements. Factors that might cause such a difference include those discussed in our filings with the Securities and Exchange Commission, under the heading "Risk Factors" in our Annual Report on Form 10-K, for the fiscal year ended December 31, 2008 as well as future events that may have the effect of reducing our available operating income and cash balances, such as unexpected operating losses, the impact of rising fuel prices on our airline customers, outbreaks in national or international hostilities, terrorist attacks, prolonged health issues which reduce air travel demand (e.g., SARS), delays in, or unexpected costs associated with, the integration of our acquired or recently consolidated businesses, including HCS, conditions in the airline industry, conditions in the business jet industry, regulatory developments, problems meeting customer delivery requirements, our success in winning new or expected refurbishment contracts from customers, capital expenditures, increased leverage, possible future acquisitions, facility closures, product transition costs, labor disputes involving us, our significant customers or airframe manufacturers, the possibility of a write-down of intangible assets, delays or inefficiencies in the introduction of new products, fluctuations in currency exchange rates or our inability to properly manage our rapid growth.

Except as required under the federal securities laws and rules and regulations of the SEC, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented herein. These statements should be considered only after carefully reading the risk factors and the other information in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and this entire quarterly report on Form 10-Q.

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

From time to time, we and our foreign subsidiaries may enter into foreign currency exchange contracts to manage risk on transactions conducted in foreign currencies. At March 31, 2009, we had no outstanding forward currency exchange contracts.  In addition, we have not entered into any other derivative financial instruments.

Interest Rates – At March 31, 2009, we had adjustable rate debt totaling $521.1.  The weighted average interest rates for the adjustable rate debt was approximately 5.5% at March 31, 2009.  If interest rates on variable rate debt were to increase by 10% above current rates, our pretax income would decline by approximately $2.9. We do not engage in transactions intended to hedge our exposure to changes in interest rates.

As of March 31, 2009, we maintained a portfolio of securities consisting mainly of taxable, interest-bearing deposits with weighted average maturities of less than three months.  If short-term interest rates were to increase or decrease by 10%, we estimate interest income would increase or decrease by less than $0.1.

ITEM 4.                 CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness, as of March 31, 2009, of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company’s periodic filings with the Securities and Exchange Commission and in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified, in the SEC’s rules and forms.

Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the first quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

BE AEROSPACE, INC.

Date: May 7, 2009	By:	/s/ Amin J. Khoury
Amin J. Khoury
Chairman and
Chief Executive Officer

Date: May 7, 2009	By:	/s/ Thomas P. McCaffrey
Thomas P. McCaffrey
Senior Vice President and
Chief Financial Officer