Form 10-Q
period 2009-06-30
BE AEROSPACE INC
filed 2009-08-04
CIK 861361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For The Quarterly Period Ended June 30, 2009

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

The registrant has one class of common stock, $0.01 par value, of which 101,151,366 shares were outstanding as of July 31, 2009.

BE AEROSPACE, INC.

Form 10-Q for the Quarter Ended June 30, 2009

Table of Contents

PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BE AEROSPACE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In Millions, Except Per Share Data)

	June 30,	December 31,
	2009	2008

ASSETS

Current assets:
Cash and cash equivalents	$146.4	$168.1
Accounts receivable – trade, net of allowance for doubtful
accounts ($10.7 at June 30, 2009 and $12.2 December 31, 2008)	251.3	271.4
Inventories, net	1,305.4	1,197.0
Deferred income taxes, net	3.7	22.1
Other current assets	14.7	24.8
Total current assets	1,721.5	1,683.4
Property and equipment, net of accumulated depreciation
($173.1 at June 30, 2009 and $162.6 at December 31, 2008)	117.9	115.8
Goodwill	702.1	663.6
Identifiable intangible assets, net of accumulated amortization
($106.9 at June 30, 2009 and $119.9 at December 31, 2008)	346.8	356.0
Deferred income taxes, net	42.0	49.2
Other assets, net	51.9	62.1
	$2,982.2	$2,930.1

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$233.8	$274.5
Accrued liabilities	228.5	229.2
Current maturities of long-term debt	5.5	6.0
Total current liabilities	467.8	509.7

Long-term debt, net of current maturities	1,114.5	1,117.2
Deferred income taxes, net	6.3	5.4
Other non-current liabilities	28.2	31.3

Commitments, contingencies and off-balance sheet
arrangements (Note 8)
Stockholders' equity:
Preferred stock, $0.01 par value; 1.0 shares
authorized; no shares outstanding	--	--
Common stock, $0.01 par value; 200.0 shares
authorized; 101.1 shares issued and 101.0 shares
outstanding as of June 30, 2009 and December 31, 2008	1.0	1.0
Additional paid-in capital	1,514.0	1,500.7
Accumulated deficit	(116.5)	(189.1)
Accumulated other comprehensive income	(31.7)	(44.8)
Less: 0.1 shares of common stock held in treasury	(1.4)	(1.3)
Total stockholders' equity	1,365.4	1,266.5
	$2,982.2	$2,930.1

See accompanying notes to condensed consolidated financial statements.

BE AEROSPACE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
(In Millions, Except Per Share Data)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008

Net sales	$474.8	$522.2	$998.5	$995.4
Cost of sales	309.5	342.4	656.5	646.5
Selling, general and administrative	68.1	61.7	140.1	118.0
Research, development and engineering	23.3	33.8	47.3	69.2

Operating earnings	73.9	84.3	154.6	161.7

Operating earnings percentage	15.6%	16.1%	15.5%	16.2%

Interest expense, net	22.5	2.3	45.0	5.1

Earnings before income taxes	51.4	82.0	109.6	156.6

Income taxes	16.7	28.1	37.0	54.2

Net earnings	$34.7	$53.9	$72.6	$102.4

Net earnings per common share:

Basic	$0.35	$0.59	$0.74	$1.12
Diluted	$0.35	$0.59	$0.73	$1.11

Weighted average common shares:

Basic	98.3	91.6	98.3	91.6
Diluted	99.1	92.1	98.9	92.0

See accompanying notes to condensed consolidated financial statements.

BE AEROSPACE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Millions)

	SIX MONTHS ENDED
	June 30,	June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$72.6	$102.4
Adjustments to reconcile net earnings to net cash flows (used in) provided by operating activities:
Depreciation and amortization	24.1	18.0
Provision for doubtful accounts	0.6	0.8
Non-cash compensation	11.5	7.2
Loss on disposal of property and equipment	1.8	--
Deferred income taxes	26.4	49.4
Changes in operating assets and liabilities:
Accounts receivable	24.3	(78.1)
Inventories	(130.6)	(94.6)
Other current assets and other assets	20.9	(7.5)
Payables, accruals and other liabilities	(57.1)	13.6
Net cash (used in) provided by operating activities	(5.5)	11.2

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(15.5)	(13.3)
Other, net	(0.4)	(0.1)
Net cash used in investing activities	(15.9)	(13.4)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock issued	1.6	1.4
Principal payments on long-term debt	(3.2)	(0.3)
Debt orgination and prepayment costs	--	(7.8)
Borrowings on line of credit	--	40.0
Repayments on line of credit	--	(40.0)
Net cash used in financing activities	(1.6)	(6.7)

Effect of foreign exchange rate changes on cash and cash equivalents	1.3	2.3

Net decrease in cash and cash equivalents	(21.7)	(6.6)

Cash and cash equivalents, beginning of period	168.1	81.6

Cash and cash equivalents, end of period	$146.4	$75.0

Supplemental disclosures of cash flow information:
Cash paid during period for:
Interest, net	$43.3	$5.5
Income taxes, net	2.0	3.9

See accompanying notes to condensed consolidated financial statements.

BE AEROSPACE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited - In Millions, Except Per Share Data)

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

The excess of the purchase price over the fair value of identifiable net tangible assets acquired was approximately $860, of which $250 was allocated to intangible assets and $610 was allocated to goodwill.  Approximately $407 of the allocated goodwill and all of the $250 identifiable intangible assets are expected to be amortizable and deductible for tax purposes.

In connection with the HCS acquisition, the Company entered into a 30-year license agreement (HCS License Agreement) to become Honeywell’s exclusive licensee with respect to the sale to the global aerospace industry of Honeywell proprietary fasteners, seals, bearings, gaskets and electrical components associated with Honeywell’s engines, APU’s, avionics, wheels and brakes.  The Company also entered into a supply agreement (Honeywell Supply Agreement), under which it became the exclusive supplier of both Honeywell proprietary consumables and standard consumables to support the internal manufacturing needs of Honeywell Aerospace.  Pricing under the contract is adjusted annually, beginning in 2010, to reflect changes in market conditions. The HCS License Agreement, the Honeywell Supply Agreement, along with the various acquired original equipment manufacturer customer contracts and relationships, were valued at $250.0 and are being amortized over their respective useful lives, ranging 8-30 years.

The Company completed the evaluation and allocation of the purchase price for the HCS acquisition during the period ended June 30, 2009. During the six months ended June 30, 2009, the Company adjusted a portion of the purchase price allocation by a non-cash adjustment, which decreased inventories and increased goodwill by approximately $36.0.

Consolidated unaudited proforma results for the three and six months ended June 30, 2008 presented below, reflect the impact of the HCS acquisition as if it had occurred as of January 1, 2008.

	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
		Proforma		Proforma
Net sales	$474.8	$679.6	$998.5	$1,300.2
Operating earnings	73.9	106.8	154.6	199.8
Net earnings	34.7	55.3	72.6	101.1
Net earnings per diluted share	0.35	0.56	0.73	1.03

Note 3.                 New Accounting Standards

In May 2009, the Financial Accounting Standards Board (FASB) issued SFAS No. 165 “Subsequent Events” (SFAS 165). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 sets forth (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. The adoption of SFAS 165 did not have a material impact on the Company’s financial statements.  In addition, SFAS No. 165 requires an entity to disclose the date through which subsequent events have been evaluated.  The Company has evaluated subsequent events through the issuance of its condensed consolidated financial statements on August 4, 2009.

In June 2009, FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162” (SFAS 168). SFAS No. 168 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). The Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of SFAS 168 is not expected to have a material impact on the consolidated financial statements of the Company.

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

	June 30, 2009	December 31, 2008
Purchased materials and component parts	$137.3	$150.8
Work-in-process	29.9	36.8
Finished goods (primarily aftermarket fasteners)	1,138.2	1,009.4
	$1,305.4	$1,197.0

Note 5.                 Goodwill and Intangible Assets

In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets,” the Company completed a fair value analysis of goodwill and other intangible assets as of December 31, 2008, and concluded that an impairment existed at that date.  The fair value of the reporting units for goodwill impairment testing were determined using valuation techniques based on estimates, judgments and assumptions management believes were appropriate in the circumstances.  The sum of the fair values of the reporting units were evaluated based on the Company’s market capitalization determined using average share prices within a reasonable period of time near December 31, 2008, plus an estimated control premium plus the fair value of its debt obligations.  The decrease in the current market multiples and the Company’s market capitalization resulted in a decline in the fair value of the reporting units as of December 31, 2008.  Accordingly, the Company recorded a pre-tax impairment charge related to goodwill of $369.3 and a pre-tax impairment charge of $20.7 related to an intangible asset which was determined to have no future use.  As of June 30, 2009, management has concluded that no further indicators of impairment existed.

The table below sets forth the intangible assets by major asset class, all of which were acquired through business purchase transactions:

		June 30, 2009
				Net
	Useful Life	Original	Accumulated	Book
	(Years)	Cost	Amortization	Value
Acquired technologies	10-40	$100.8	$34.8	$66.0
Trademarks and patents	1-20	28.7	18.4	10.3
Technical qualifications, plans
and drawings	18-30	23.5	14.4	9.1
Replacement parts annuity
and product approvals	18-30	23.7	14.8	8.9
Customer contracts and relationships	8-30	255.3	10.7	244.6
Covenants not to compete and
other identified intangibles	3-14	21.7	13.8	7.9
		$453.7	$106.9	$346.8

Amortization expense on identifiable intangible assets was approximately $5.2 and $2.8 for the three month periods ended June 30, 2009 and 2008, respectively, and $10.2 and $5.5 for the six months ended June 30, 2009 and 2008, respectively.  The Company expects to report amortization expense of approximately $20.0 in each of the next five fiscal years. The Company expenses costs to renew or extend the term of a recognized intangible asset.

Note 6.                 Long-Term Debt

As of June 30, 2009, long-term debt consisted of $600.0 aggregate principal amount of the Company’s 8.5% Senior Notes due 2018 (Senior Notes) and $519.8 outstanding under the six-year term loan facility (Term Loan Facility) of the Company’s senior secured credit facility (Credit Agreement).

The Credit Agreement consists of (a) a $350.0 five-year revolving credit facility (Revolving Credit Facility) and (b) the Term Loan Facility.   Borrowings under the Revolving Credit Facility bear interest at an annual rate equal to the London interbank offered rate (LIBOR) (as defined) plus 275 basis points or prime (as defined) plus 175 basis points. As of June 30, 2009, the rate under the Revolving Credit Facility was 5.75%. There were no amounts outstanding under the Revolving Credit Facility as of June 30, 2009.  Borrowings under the Term Loan Facility bear interest at an annual rate equal to LIBOR (as defined) plus 275 basis points or prime (as defined) plus 175 basis points.  As of June 30, 2009, the rate under the Term Loan Facility was 5.75%.

Letters of credit outstanding under the Credit Agreement aggregated $24.3 at June 30, 2009.

The Credit Agreement contains an interest coverage ratio financial covenant (as defined in the Credit Agreement) that must be maintained at a level greater than 2.25 to 1 through December 31, 2009 and 2.50 to 1, thereafter.  The Credit Agreement also contains a total leverage ratio covenant (as defined in the Credit Agreement) which limits net debt to a 4.25 to 1 multiple of EBITDA (as defined in the Credit Agreement) through December 31, 2009 and 4.00 to 1 thereafter.  The Credit Agreement is collateralized by substantially all of the Company’s assets and contains customary affirmative covenants, negative covenants and conditions precedent for borrowings, all of which were met as of June 30, 2009.

Note 7.                 Fair-Value Measurements

The Company adopted SFAS No. 157, “Fair Value Measurements” (SFAS 157) effective January 1, 2008.  SFAS 157 defines “fair value” as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  SFAS 157 also describes three levels of inputs that may be used to measure fair value:

Level 1 – quoted prices in active markets for identical assets and liabilities.

Level 2 – observable inputs other than quoted prices in active markets for identical assets and liabilities.

Level 3 – unobservable inputs in which there is little or no market data available, which require the reporting entity to develop its own assumptions.

The only assets or liabilities of the Company to which SFAS 157 applies are cash and cash equivalents (which the Company classifies as Level 1 assets).  There was no difference between fair value of such assets and historical cost basis set forth in the June 30, 2009 and December 31, 2008 balance sheets.

The carrying amounts of cash and cash equivalents, accounts receivable-trade and accounts payable approximate fair values due to the short term nature of such instruments. The carrying amount of indebtedness under the Term Loan Facility of the Credit Agreement is a reasonable estimate of its fair value as interest is based upon floating market rates.  The fair value of the Senior Notes, based on market prices for publicly-traded debt, was $565.5 as of June 30, 2009.

Note 8.                 Commitments, Contingencies and Off-Balance Sheet Arrangements

Lease Commitments — The Company finances its use of certain facilities and equipment under committed lease arrangements provided by various institutions.  Since the terms of these arrangements meet the accounting definition of operating lease arrangements, the aggregate sum of future minimum lease payments is not reflected on the condensed consolidated balance sheet.  At June 30, 2009, future minimum lease payments under these arrangements totaled approximately $165.0 and the majority of which related to the long-term real estate leases.

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

	SIX MONTHS ENDED
	June 30,	June 30,
	2009	2008
Beginning balance	$22.4	$20.6
Accruals for warranties issued during the period	12.3	16.4
Settlements made	(11.4)	(14.3)
Ending balance	$23.3	$22.7

Note 9.                 Accounting for Stock-Based Compensation

The Company has a Long Term Incentive Plan (LTIP) under which the Company’s Compensation Committee may grant stock options, stock appreciation rights, restricted stock, restricted stock units or other forms of equity based or equity related awards.

Compensation cost generally is being recognized on a straight-line basis over the four-year vesting period of the shares.  Share-based compensation of $6.1 and $11.2 was recognized during the three and six month periods ended June 30, 2009 related to these share grants and restricted shares granted in prior periods.  Unrecognized compensation expense related to share grants, including the estimated impact of any future forfeitures, was $46.4 at June 30, 2009.

The Company has established a qualified Employee Stock Purchase Plan which allows qualified employees (as defined in the Employee Stock Purchase Plan) to purchase shares of the Company's common stock at a price equal to 85% of the closing price at the end of each semi-annual stock purchase period.  Compensation cost for this plan was not material to any of the periods presented.

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

The following table presents net sales and operating earnings by business segment:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
Net sales
Consumables management	$196.6	$123.6	$436.0	$245.6
Commercial aircraft	223.9	326.2	449.8	604.7
Business jet	54.3	72.4	112.7	145.1
	$474.8	$522.2	$998.5	$995.4

Operating earnings (1)
Consumables management	$35.8	$31.6	$83.2	$66.9
Commercial aircraft	31.6	43.6	60.1	75.1
Business jet	6.5	9.1	11.3	19.7
	$73.9	$84.3	$154.6	$161.7

Interest expense	22.5	2.3	45.0	5.1
Earnings before income taxes	$51.4	$82.0	$109.6	$156.6

(1)  Operating earnings includes an allocation of corporate general and administrative and employee benefits costs based on the proportion of each segment’s sales and number of employees, respectively.

The following table presents capital expenditures by business segment:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
Capital expenditures
Consumables management	$2.7	$0.6	$8.7	$1.7
Commercial aircraft	2.5	3.2	5.6	10.1
Business jet	0.3	1.0	1.2	1.5
	$5.5	$4.8	$15.5	$13.3

The following table presents goodwill by business segment:

	June 30,	December 31,
	2009	2008
Goodwill
Consumables management	$452.4	$416.5
Commercial aircraft	161.0	158.5
Business jet	88.7	88.6
	$702.1	$663.6

The following table presents total assets by business segment:

	June 30,	December 31,
	2009	2008
Total assets (1)
Consumables management	$1,885.5	$1,830.9
Commercial aircraft	815.4	827.6
Business jet	281.3	271.6
	$2,982.2	$2,930.1

(1)  Corporate assets of $190.1 and $256.7 at June 30, 2009 and December 31, 2008, respectively, have been allocated to the above segments based on each segment’s respective percentage of total assets.

Note 11.                Net Earnings Per Common Share

Basic net earnings per common share is computed using the weighted average common shares outstanding during the period. Diluted net earnings per common share is computed by using the average share price during the period when calculating the dilutive effect of stock options, shares issued under the Employee Stock Purchase Plan and restricted shares.  For the three months ended June 30, 2009 and 2008 and for the six months ended June 30, 2009 and 2008, securities totaling approximately 1.2 and zero, and 1.3 and 0.5, respectively, were excluded from the determination of diluted earnings per common share because their effect would have been anti-dilutive. The computation of basic and diluted earnings per share for the three and six months ended June 30, 2009 and 2008, respectively are as follows:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
Net earnings	$34.7	$53.9	$72.6	$102.4
Basic weighted average common shares
Effect of dilutive stock options and	98.3	91.6	98.3	91.6
employee stock puchase plan shares	0.1	0.1	0.1	0.1
Effect of restricted shares issued	0.7	0.4	0.5	0.3
Diluted weighted average common shares	99.1	92.1	98.9	92.0

Basic net earnings per share	$0.35	$0.59	$0.74	$1.12
Diluted net earnings per share	$0.35	$0.59	$0.73	$1.11

Note 12.                Comprehensive Earnings

Comprehensive earnings is defined as all changes in a company's net assets except changes resulting from transactions with stockholders. It differs from net earnings in that certain items currently recorded to equity would be a part of comprehensive earnings.

The following table sets forth the computation of comprehensive earnings for the periods presented:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
Net earnings	$34.7	$53.9	$72.6	$102.4
Other comprehensive earnings:
Foreign exchange translation and other adjustments	23.0	0.1	13.1	13.3
Comprehensive earnings	$57.7	$54.0	$85.7	$115.7

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

As of June 30, 2009 and December 31, 2008, the Company had $13.6 and $12.5, respectively, of net unrecognized tax benefits.  This amount of unrecognized tax benefits, if recognized, would affect the effective tax rate.

The Company classifies interest and penalties related to tax matters as a component of income tax expense. As of June 30, 2009 and December 31, 2008, the accrual related to interest and penalties was under $1.0.

The Company is currently undergoing a U.S. federal income tax examination for fiscal year 2006 as well as an examination in one of its non-U.S. jurisdictions.  With minor exceptions, the Company is currently open to audit by the tax authorities for the four tax years ending December 31, 2008.  The Company does not currently expect the audits will result in any material adverse outcomes.

BE AEROSPACE, INC.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(In Millions, Except Per Share Data)

OVERVIEW

The following discussion and analysis addresses the results of our operations for the three and six months ended June 30, 2009, as compared to our results of operations for the three and six months ended June 30, 2008. In addition, the discussion and analysis addresses our liquidity, financial condition and other matters for these periods.

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

Net sales by reportable segment for the three and six month periods ended June 30, 2009 and June 30, 2008, respectively, were as follows:

	THREE MONTHS ENDED				SIX MONTHS ENDED
	June 30, 2009		June 30, 2008		June 30, 2009		June 30, 2008
	Net Sales	% of Net Sales	Net Sales	% of Net Sales	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Consumables management	$196.6	41.4%	$123.6	23.7%	$436.0	43.7%	$245.6	24.7%
Commercial aircraft	223.9	47.2%	326.2	62.4%	449.8	45.0%	604.7	60.7%
Business jet	54.3	11.4%	72.4	13.9%	112.7	11.3%	145.1	14.6%
Total	$474.8	100.0%	$522.2	100.0%	$998.5	100.0%	$995.4	100.0%

Net sales by geographic area (based on destination) for the three and six month periods ended June 30, 2009 and June 30, 2008, respectively, were as follows:

	THREE MONTHS ENDED				SIX MONTHS ENDED
	June 30, 2009		June 30, 2008		June 30, 2009		June 30, 2008
	Net	% of	Net	% of	Net	% of	Net	% of
	Sales	Net Sales	Sales	Net Sales	Sales	Net Sales	Sales	Net Sales
United States	$236.9	49.9%	$232.4	44.5%	$504.6	50.5%	$450.3	45.2%
Europe	96.8	20.4%	116.7	22.3%	226.3	22.7%	224.9	22.6%
Asia, Pacific Rim,
Middle East and
Other	141.1	29.7%	173.1	33.2%	267.6	26.8%	320.2	32.2%
Total	$474.8	100.0%	$522.2	100.0%	$998.5	100.0%	$995.4	100.0%

Net sales from our domestic and foreign operations for the three and six month periods ended June 30, 2009 and June 30, 2008, respectively, were as follows:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Domestic	$336.2	$332.7	$721.4	$651.0
Foreign	138.6	189.5	277.1	344.4
Total	$474.8	$522.2	$998.5	$995.4

In July 2008, we acquired Honeywell International Inc.’s Consumable Solutions distribution business (HCS).  The HCS business distributes consumable parts and supplies to aviation industry manufacturers, airlines, and aircraft repair and overhaul facilities.  The combination of HCS with our consumables management segment (formerly our distribution segment) created the leading global distributor and value added supply chain manager of aerospace hardware and other consumable products.  The combined business serves as a distributor for every major aerospace fastener manufacturer in the world.

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

We also believe in providing our businesses with the tools required to remain competitive. In that regard, we have invested, and intend to continue to invest, in property and equipment that enhances our productivity. Over the past three years, annual capital expenditures ranged from $24 - $32. Taking into consideration our backlog, targeted capacity utilization levels, recent capital expenditure investments and current industry conditions, we anticipate capital expenditures of approximately $40 over the next twelve months.

International passenger traffic has declined by more than 7% from January 2009 to May 2009 compared with the same period ending in 2008, and the International Air Transport Association (IATA) now expects passenger traffic to fall by an unprecedented 8% for 2009, compared with the same period in 2008.  International cargo traffic, which began falling in June 2008, was down by more than 21% from January 2009 to May 2009 compared with the same period in 2008 and IATA expects cargo traffic to be down 17% for 2009 compared to the same period a year ago. Air freighters are currently being parked at unprecedented rates and demand for passenger to freighter conversions is expected to be low for the foreseeable future.  The resulting lower yields for the global airline industry are causing our customers to increase the number of parked aircraft and to further defer new aircraft deliveries.  In addition, due to the factors discussed above, business jet manufacturers have slashed their delivery rates by, in some cases, up to 40%.  We also believe that major commercial airframe manufacturers will further reduce their delivery rates in 2010.  We have responded to these events by initiating further cost reduction efforts.  For example, since June 30, 2008 we have reduced our headcount by approximately 20%.

RESULTS OF OPERATION

In order to present our financial results on a more comparable basis, certain information in the following discussion and analysis is presented giving effect to the HCS acquisition.  Amounts presented as on a “proforma” basis have been calculated as if the HCS acquisition had occurred on January 1, 2008.

THREE MONTHS ENDED JUNE 30, 2009,
AS COMPARED TO THREE MONTHS ENDED JUNE 30, 2008

The following is a summary of net sales by segment:

	NET SALES
	Three Months Ended June 30,
	2009	2008 As Reported	2008 Proforma	Percent Change (vs Proforma)
Consumables management	$196.6	$123.6	$281.0	(30.0%)
Commercial aircraft	223.9	326.2	326.2	(31.4%)
Business jet	54.3	72.4	72.4	(25.0%)
Total	$474.8	$522.2	$679.6	(30.1%)

Net sales for the second quarter of $474.8 decreased by $47.4, or 9.1%, as compared with the second quarter of the prior year.  The $47.4 decrease in net sales was the result of the $73.0, or 59.1%, increase in net sales at the consumables management segment (formerly our distribution segment) due to the HCS acquisition, offset by a $102.3, or 31.4% decrease in net sales at the commercial aircraft segment and a $18.1, or 25.0% decrease in net sales at the business jet segment.  Proforma net sales (including the HCS acquisition in both periods) declined 30.1% as compared with the second quarter of 2008.

Cost of sales for the current period were $309.5, or 65.2% of net sales, as compared to $342.4, or 65.6% of net sales, in the second quarter of the prior year.  The 40 basis point decrease in cost of sales was due to successful cost reduction activities and manufacturing efficiencies, more efficient consumables management purchasing in the current period and initial synergies arising from the HCS acquisition offset by the acquisition of HCS in July 2008 which was less profitable than our legacy consumables management segment.

Selling, general and administrative (SG&A) expenses for the second quarter of 2009 were $68.1, or 14.3% of sales, as compared to $61.7, or 11.8% of sales, in the same period in 2008.  SG&A expenses increased by $6.4, or 10.4%, due to $2.9 of acquisition, integration and transition costs associated with the HCS acquisition (AIT costs) and $4.8 of unfavorable foreign exchange expenses mainly due to the weakening of the U.S. dollar versus the British pound, partially offset by the Company’s cost reduction initiatives including an 20% reduction in headcount as compared to our 2008 proforma headcount.

Research, development and engineering expense for the second quarter of 2009 was $23.3, or 4.9% of sales, as compared to $33.8, or 6.5% of sales, in the same period in 2008.  The lower level of spending is primarily due to cost initiatives at our commercial aircraft segment and inclusion of HCS in 2009.

Operating earnings for the second quarter of 2009 of $73.9 decreased $10.4, or 12.3% as compared to the same period in 2008, reflecting the $47.4 decrease in net sales, a 40 basis point reduction in cost of sales as a percentage of net sales, $6.0 of AIT costs and $4.8 of foreign exhcange losses. Including HCS in both periods, second quarter 2009 operating earnings decreased 30.8% as compared with second quarter 2008 proforma operating earnings of $106.8, reflecting the 30.1% year over year decrease in proforma revenues, $6.0 of AIT costs and $4.8 of foreign exchange losses in the current three month period.

Interest expense for the second quarter of 2009 of $22.5 was $20.2 higher than the interest expense in the same period in the prior year due to the increase in long-term debt associated with the HCS acquisition in July 2008.

Earnings before income taxes for the three months ended June 30, 2009 of $51.4 decreased by $30.6, or 37.3%, as compared to the same period in the prior year as a result of the 9.1% decrease in revenues, $6.0 of AIT costs, $4.8 of foreign exchange losses and a $20.2 increase in interest expense.

Income taxes in the second quarter of 2009 were $16.7, or 32.5% of earnings before income taxes, as compared to $28.1, or 34.3% of earnings before income taxes, in the second quarter of 2008.  Income taxes as a percentage of earnings before income taxes decreased in the current period as a result of tax planning initiatives implemented during the 2009 period.

Net earnings for the second quarter of 2009 were $34.7, or $0.35 per diluted share, as compared with net earnings of $53.9, or $0.59 per diluted share, in the second quarter of 2008. Net earnings decreased by $19.2, or 35.6%, as compared with the second quarter of the prior year as a result of the lower level of revenues, $6.0 of AIT costs and $4.8 of foreign exchange losses mainly related to the weakening of the US dollar versus the British pound.

The following is a summary of operating earnings by segment:

	OPERATING EARNINGS
	Three Months Ended June 30,
	2009	2008 As Reported	2008 Proforma	Percent Change (vs Proforma)
Consumables management	$35.8	$31.6	$54.1	(33.8%)
Commercial aircraft	31.6	43.6	43.6	(27.5%)
Business jet	6.5	9.1	9.1	(28.6%)
Total	$73.9	$84.3	$106.8	(30.8%)

Consumables management segment net sales were $196.6, which was $73.0, or 59.1%, greater than the prior year due to the HCS acquisition.  Reflecting the HCS acquisition in both periods, consumables management segment net sales were 30.0% lower than second quarter 2008 proforma net sales of $281.0.  The significant decline in consumables management segment net sales in the current period was due to a global destocking of consumables by airlines, maintenance, repair and overhaul centers (MROs) and aerospace manufacturers.  Consumables management segment operating earnings, which include $6.0 of AIT costs, were $35.8.  Second quarter 2009 operating earnings, adjusted to exclude AIT costs, were $41.8, or 21.3% of net sales as compared with second quarter 2008 proforma operating earnings of $54.1, or (19.3% of sales).  Second quarter 2009 adjusted operating margin expanded 200 basis points as compared with proforma operating margin in the prior year period primarily due to lower margins in the HCS business in the prior year period, more efficient purchasing in the current period and initial synergies arising from the HCS acquisition.

Commercial aircraft segment net sales of $223.9 decreased 31.4% reflecting retrofit program push outs, refurbishment deferrals and lower spares revenues.  Second quarter 2009 operating earnings were $31.6, or 14.1% of sales.  Second quarter operating margin increased by 70 basis points as compared with the same period in the prior year, reflecting successful cost reduction activities and improved manufacturing efficiencies partially offset by approximately $4.5 of foreign exchange losses due to the rapid decline in the U.S. dollar during the current period.

Business jet segment second quarter net sales of $54.3 decreased by $18.1, or 25.0%, and operating earnings decreased by $2.6, or 28.6%, reflecting the slow down in both business jet deliveries and Super First Class products demand.

SIX MONTHS ENDED JUNE 30, 2009,
AS COMPARED TO SIX MONTHS ENDED JUNE 30, 2008

The following is a summary of net sales by segment:

	NET SALES
	Six Months Ended June 30,
	2009	2008 As Reported	2008 Proforma	Percent Change (vs Proforma)
Consumables management	$436.0	$245.6	$550.4	(20.8%)
Commercial aircraft	449.8	604.7	604.7	(25.6%)
Business jet	112.7	145.1	145.1	(22.3%)
Total	$998.5	$995.4	$1,300.2	(23.2%)

Net sales for the six months ended June 30, 2009 of $998.5 were essentially unchanged, as compared with the same period of the prior year of $995.4.  Net sales at the consumables management segment increased by $190.4, or 77.5%, due to the HCS acquisition and were offset by a $154.9, or 25.6%, decrease in net sales at the commercial aircraft segment and a $32.4, or 22.3%, decrease in net sales at the business jet segment.  Proforma net sales (including the HCS acquisition in both periods) declined by $301.7 or 23.2%, as compared with the same period of the prior year.

Cost of sales for the six months ended June 30, 2009 were $656.5, or 65.7% of sales, as compared with cost of sales of $646.5, or 64.9% of sales, in the prior year.  The 80 basis point increase in cost of sales was due to the acquisition of HCS in July 2008 which had a higher cost of sales than our business, offset by improved manufacturing efficiencies and successful cost reduction activities, more efficient consumables management purchasing in the current period and initial synergies arising from the HCS acquisition.

Selling, general and administrative (SG&A) expenses for the six months ended June 30, 2009 were $140.1, or 14.0% of sales, as compared with SG&A of $118.0, or 11.9% of sales, in the same period in 2008.  SG&A expenses increased by $22.1, or 18.7%, due to the acquisition of HCS, $5.6 of AIT costs and approximately $8.6 of unfavorable foreign exchange expenses mainly due to the weakening of the U.S. dollar versus the British pound during the current period partially offset by the Company’s cost reduction initiatives.  SG&A expenses are expected to further decline in 2010 as we complete the integration of HCS and the elimination of duplicative costs and expenses.

Research, development and engineering expense for the six months ended June 30, 2009 was $47.3, or 4.7% of sales, as compared with $69.2, or 7.0%, of sales in the same period in 2008.  The lower level of spending is primarily due to cost initiatives in place at our commercial aircraft segment and inclusion of HCS in 2009.

Operating earnings of $154.6 decreased $7.1, or 4.4%, reflecting the $3.1 increase in net sales, an 80 basis point increase in cost of sales as a percentage of net sales as a result of the acquisition of HCS which had a higher cost of sales than our business, $9.7 of AIT costs and $8.6 of foreign exchange losses.  Including HCS in both periods, 2009 operating earnings of $154.6 decreased 22.6% as compared with 2008 proforma operating earnings of $199.8, reflecting the 23.2% year over year decrease in proforma revenues, $9.7 of AIT costs and $8.6 of foreign exchange losses in the current six month period.

Interest expense for the six months ended June 30, 2009 of $45.0 was $39.9 higher than the interest expense in the same period in the prior year, primarily due to the increase in long-term debt associated with the July 2008 HCS acquisition.

Earnings before income taxes for the six months ended June 30, 2009 of $109.6 decreased by $47.0, or 30.0%, as compared to the same period in the prior year as a result of the $39.9 increase in interest expense, $9.7 of AIT costs and $8.6 of unfavorable foreign exchange losses mainly due to the weakening of the U.S. dollar versus the British pound.

Income taxes were $37.0, or 33.8% of earnings before income taxes, as compared to $54.2, or 34.6% of earnings before income taxes, in 2008.

Net earnings of $72.6 decreased by $29.8 or 29.1% as compared with the prior year as a result of $9.7 of AIT costs and $8.6 of unfavorable foreign exchange expenses mainly due to the weakening of the US dollar versus the British pound.

The following is a summary of operating earnings by segment:

	OPERATING EARNINGS
	Six Months Ended June 30,
	2009	2008 As Reported	2008 Proforma	Percent Change (vs Proforma)
Consumables management	$83.2	$66.9	$105.0	(20.8%)
Commercial aircraft	60.1	75.1	75.1	(20.0%)
Business jet	11.3	19.7	19.7	(42.6%)
Total	$154.6	$161.7	$199.8	(22.6%)

Consumables management net sales were $436.0 or 77.5% higher than revenues of $245.6 in the prior year period due to the HCS acquisition in July 2008.  Including the HCS acquisition in both periods, consumables management net sales of $436.0 were $114.4 or 20.8% lower than 2008 proforma revenues of $550.4.  Consumables management segment operating earnings, which include $9.7 of AIT costs were $83.2.  Operating earnings, adjusted to exclude AIT costs were $92.9, or (21.3% of net sales), as compared with 2008 operating earnings of $66.9 (27.2% of net sales) and as further compared with 2008 proforma operating earnings of $105.0, or 19.1% of sales.  Operating margin expanded 220 basis points as compared with proforma operating margin primarily due to lower margins in the HCS business in the prior year, more efficient purchasing in the current period and initial synergies arising from the HCS acquisition.

Commercial aircraft segment net sales of $449.8 decreased 25.6% reflecting retrofit program pushouts and lower spares revenues.  Spares revenues in the current period declined significantly due to reduced air travel, reduced fleet capacity and airline cash conservation measures.  Operating earnings in the 2009 period were $60.1, or 13.4% of sales, an increase of 100 basis points as compared with the same period in the prior year, reflecting improved manufacturing efficiencies and successful cost reduction activities, partially offset by an unfavorable mix due to the substantially lower level of spares revenues.

Business jet segment net sales decreased by $32.4, or 22.3%, to $112.7 and operating earnings decreased by $8.4, or 42.6%, reflecting the negative impact of reduced operating leverage and an unfavorable mix of products sold in the 2009 period as compared to the same period in 2008.

LIQUIDITY AND CAPITAL RESOURCES

Current Financial Condition

As of June 30, 2009, our net debt-to-net-capital ratio was 41.6%.  Net debt was $973.6, which represents total debt of $1,120.0, less cash and cash equivalents of $146.4.  There were no borrowings outstanding under the Revolving Credit Facility of our Credit Agreement and we have no debt maturities until 2014.

Working capital as of June 30, 2009 was $1,253.7, up $80.0 as compared with working capital at December 31, 2008.  During the first half of 2009, we successfully completed our initiative to bring HCS inventories in line with our stocking distribution model.  The investments in inventories at the consumables management segment was the principal reason for the increase in working capital.

Cash Flows

At June 30, 2009, our cash and cash equivalents were $146.4 compared to $168.1 at December 31, 2008.  Cash provided by operating activities for the three months ended June 30, 2009 was $34.0, as compared to $46.1 for the three months ended June 30, 2008.  Cash used in operating activities was $5.5 for the six months ended June 30, 2009, as compared to $11.2 of cash generated from operations in the same period in the prior year.  The primary source of cash from operations during the six months ended June 30, 2009 were net earnings of $72.6, adjusted by depreciation and amortization of $24.1, non-cash compensation of $11.5, a $26.4 decrease in deferred tax asset and a $24.3 decrease in accounts receivable.   Offsetting these sources of cash were a higher level of inventories ($130.6) and the lower level of payables and accruals ($57.1).

Capital Spending

Our capital expenditures were $15.5 and $13.3 during the six months ended June 30, 2009 and 2008, respectively.  We anticipate capital expenditures of approximately $40 for the next twelve months.  We have no material commitments for capital expenditures. We have, in the past, generally funded our capital expenditures with cash from operations and funds available to us under bank credit facilities. We expect to fund future capital expenditures from cash on hand, from operations and from funds available to us under our Revolving Credit Facility of our Credit Agreement.

Outstanding Debt and Other Financing Arrangements

Long-term debt at June 30, 2009 consisted principally of $519.8 of term loan borrowings under our Term Loan Facility of our Credit Agreement and $600.0 aggregate principal amount of 8.5% Senior Notes due 2018.

Borrowings under our Term Loan Facility bear interest at an annual rate equal to LIBOR (as defined) plus 275 basis points or prime (as defined) plus 175 basis points, which was 5.75% at June 30, 2009.  Borrowings under our Revolving Credit Facility would bear interest at an annual rate equal to, at the Company’s option, LIBOR (as defined) plus 275 basis points or prime (as defined) plus 175 basis points. There were no amounts outstanding under the Revolving Credit Facility as of June 30, 2009.

Contractual Obligations

During the six-month period ended June 30, 2009, there were no material changes in our long-term debt.  The following chart reflects our contractual obligations, represented by operating leases and purchase obligations, and commercial commitments as of June 30, 2009.  Commercial commitments include lines of credit, guarantees and other potential cash outflows resulting from a contingent event that requires performance by us or our subsidiaries pursuant to a funding commitment.

Contractual Obligations (1)	2009	2010	2011	2012	2013	Thereafter	Total
Long-term debt and other non-current liabilities	$5.5	$6.4	$5.8	$5.7	$5.7	$1,105.5	$1,134.6
Operating leases	15.9	22.5	18.2	16.0	14.8	77.6	165.0
Purchase obligations (2)	33.8	20.3	6.0	4.5	2.7	1.3	68.6
Future interest payments on outstanding debt (3)	41.4	82.2	81.9	81.6	81.3	71.7	440.1
Total	$96.6	$131.4	$111.9	$107.8	$104.5	$1,256.1	$1,808.3

Commercial Commitments
Letters of credit	$24.3	$--	$--	$--	$--	$--	$24.3

(1)
Our liability for unrecognized tax benefits of $13.6 at June 30, 2009 has been omitted from the above table because we cannot determine with certainty when this liability will be settled.  It is reasonably possible that the amount of liability for unrecognized tax benefits will change in the next twelve months; however, we do not expect the change to have a significant impact on our consolidated financial statements.

(2)
Occasionally we enter into purchase commitments for production materials and other items.  We also enter into unconditional purchase obligations with various vendors and suppliers of goods and services in the normal course of operations through purchase orders, other documentation or with an invoice.  Such obligations are generally outstanding for periods less than a year and are settled by cash payments upon delivery of goods and services and are not reflected in purchase obligations in this table.

(3)
Future interest payments include estimated amounts due on the $519.8 aggregate principal amount outstanding under our Term Loan Facility, based on the actual rate of interest at June 30, 2009.  Actual interest payments will fluctuate based on LIBOR prime rate pursuant to the terms of the Credit Agreement.

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

Off-Balance Sheet Arrangements

Lease Arrangements

We finance our use of certain equipment under committed lease arrangements provided by various financial institutions. Since the terms of these arrangements meet the accounting definition of operating lease arrangements, the aggregate sum of future minimum lease payments is not reflected in our consolidated balance sheet.  Future minimum lease payments under these arrangements aggregated approximately $165.0 at June 30, 2009.

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

Deferred Tax Assets

We maintained a valuation allowance of approximately $6.9 as of June 30, 2009 primarily related to foreign tax credits and foreign net operating losses.

Critical Accounting Policies

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

DEPENDENCE UPON CONDITIONS IN THE AIRLINE INDUSTRY

For more than the last twelve months, global financial markets have experienced extreme volatility and disruption. Since September 2008, this volatility has reached unprecedented levels as a result of a financial crisis affecting the banking system and participants in the global financial markets. Concerns over the tightening of the corporate credit markets, inflation, energy costs and the dislocation of the residential real estate and mortgage markets have contributed to the volatility in the global financial markets and, together with the global financial crisis, have diminished expectations for global economic conditions in the future.  The airline and business jet industries are particularly sensitive to changes in economic conditions.  In 2009, the airline industry has continued to park aircraft, delay new aircraft purchases and delivery of new aircraft, deferred retrofit programs and depleted existing inventories as we saw in 2008. We expect the business jet industry will continue to be severely impacted by both the recession and by declining corporate profits.

We expect, based on current economic conditions, that air traffic will decline significantly in 2009. Declining air traffic has, and we expect will continue to, negatively impact our customer base. A continued economic downturn would likely continue to negatively impact the airline and business jet industries, which could cause a significant negative impact on our future results of operations.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include, but are not limited to, all statements that do not relate solely to historical or current facts, including statements regarding the expected benefits derived in connection with the HCS acquisition, implementation and expected benefits of lean manufacturing and continuous improvement plans, our dealings with customers and partners, the consolidation of facilities, reduction of our workforce, integration of acquired businesses, ongoing capital expenditures, our ability to grow our business, the impact of the large number of grounded aircraft on demand for our products and our underlying assets, the adequacy of funds to meet our capital requirements, the ability to refinance our indebtedness, if necessary, the reduction of debt, the potential impact of new accounting pronouncements, and the impact on our business of the recent decreases in passenger traffic and projected decreases in passenger traffic and the size of the airline fleet.  Such forward-looking statements include risks and uncertainties and our actual experience and results may differ materially from the experience and results anticipated in such statements. Factors that might cause such a difference include those discussed in our filings with the Securities and Exchange Commission, under the heading "Risk Factors" in our Annual Report on Form 10-K, for the fiscal year ended December 31, 2008 as well as future events that may have the effect of reducing our available operating income and cash balances, such as unexpected operating losses, the impact of rising fuel prices on our airline customers, outbreaks in national or international hostilities, terrorist attacks, prolonged health issues which reduce air travel demand (e.g., SARS, Swine Flu), delays in, or unexpected costs associated with, the integration of our acquired or recently consolidated businesses, including HCS, conditions in the airline industry, conditions in the business jet industry, regulatory developments, litigation costs, problems meeting customer delivery requirements, our success in winning new or expected refurbishment contracts from customers, capital expenditures, increased leverage, possible future acquisitions, facility closures, product transition costs, labor disputes involving us, our significant customers or airframe manufacturers, the possibility of a write-down of intangible assets, delays or inefficiencies in the introduction of new products, fluctuations in currency exchange rates or our inability to properly manage our rapid growth.

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

From time to time, we and our foreign subsidiaries may enter into foreign currency exchange contracts to manage risk on transactions conducted in foreign currencies. At June 30, 2009, we had no outstanding forward currency exchange contracts.  In addition, we have not entered into any other derivative financial instruments.

Interest Rates – At June 30, 2009, we had adjustable rate debt with a value totaling $519.8. The weighted average interest rates for the adjustable rate debt was approximately 5.8% at June 30, 2009.  If interest rates on variable rate debt were to increase by 10% above current rates, our pretax income would decline by approximately $3.0. We do not engage in transactions intended to hedge our exposure to changes in interest rates.

As of June 30, 2009, we maintained a portfolio of securities consisting mainly of taxable, interest-bearing deposits with weighted average maturities of less than three months.  If short-term interest rates were to increase or decrease by 10%, we estimate interest income would increase or decrease by $0.1.

ITEM 4.   CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness, as of June 30, 2009, of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company’s periodic filings with the Securities and Exchange Commission and in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified, in the SEC’s rules and forms.

Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the second quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of stockholders took place on July 30, 2009.  Proxies for the meeting were solicited and the proposals described below were submitted to a vote of our stockholders at the annual meeting and all were passed.  The following is a brief description of each matter voted on and the results of the voting.

1.
Class III Directors elected: Amin J. Khoury, Richard G. Hamermesh and Charles L. Chadwell.  Directors whose term of office continued after meeting (Class I and II):  Robert J. Khoury, Jonathan M. Schofield, Jim C. Cowart and Arthur E. Wegner.

2.	Proposal to ratify the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the 2009 fiscal year.

3.	Proposal to adopt amendments to the Company’s 2005 Long-Term Incentive Plan.

4.	Proposal to adopt MacBride Principles.

The number of shares voted for, against and abstained/withheld were as follows:

	For	Against	Abstained/ Withheld	Unvoted
1. Election of Class III Directors
Amin J. Khoury	86,524,834	--	6,275,768	--
Richard G. Hamermesh	80,675,471	--	12,125,131	--
Charles L. Chadwell	59,678,369	--	33,122,233	--

2. Proposal to ratify the appointment of Deloitte & Touche LLP	91,757,329	913,758	129,515	--

3. Proposal to adopt amendments to the Company’s 2005
Long-Term Incentive Plan	65,087,637	16,174,126	757,445	10,781,393

4. Proposal to adopt the MacBride Principles	5,353,893	64,981,804	11,683,512	10,781,393

ITEM 5.   OTHER INFORMATION

On July 30, 2009, our Board of Directors approved changes to our Management Incentive Plan (MIP) to establish criteria for determining the size of the MIP pool. The MIP pool in 2009 will be reduced by approximately 50% as compared to 2008 to reflect the downturn in earnings caused by the recession and the impact on the aviation industry.  Commencing in 2010, the aggregate amount of cash incentives payable to all MIP participants will be determined by multiplying earnings before income taxes (as defined) by an agreed upon percentage, thereby providing an incentive pool which will increase or decrease with pretax earnings. For compensation purposes in 2009, the Company will use the financial plan as submitted at the April 28, 2009 meeting of the Board of Directors.

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

BE AEROSPACE, INC.

Date: August 4, 2009	By:	/s/ Amin J. Khoury
Amin J. Khoury
Chairman and
Chief Executive Officer

Date: August 4, 2009	By:	/s/ Thomas P. McCaffrey
Thomas P. McCaffrey
Senior Vice President and
Chief Financial Officer