Form 10-Q
period 2009-09-30
BE AEROSPACE INC
filed 2009-11-05
CIK 861361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For The Quarterly Period Ended September 30, 2009

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

The registrant has one class of common stock, $0.01 par value, of which 101,088,115 shares were outstanding as of November 3, 2009.

BE AEROSPACE, INC.

Form 10-Q for the Quarter Ended September 30, 2009

PART I - FINANCIAL INFORMATION

ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BE AEROSPACE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In Millions, Except Share Data)

	September 30,	December 31,
	2009	2008

ASSETS

Current assets:
Cash and cash equivalents	$165.8	$168.1
Accounts receivable – trade, less allowance for doubtful
accounts ($9.1 at September 30, 2009 and $12.2 at December 31, 2008)	239.1	271.4
Inventories, net	1,309.5	1,197.0
Deferred income taxes, net	1.4	22.1
Other current assets	24.5	24.8
Total current assets	1,740.3	1,683.4

Property and equipment, net of accumulated depreciation
($177.4 at September 30, 2009 and $162.6 at December 31, 2008)	115.4	115.8
Goodwill	704.6	663.6
Identifiable intangible assets, net of accumulated amortization
($110.6 at September 30, 2009 and $119.9 at December 31, 2008)	342.1	356.0
Deferred income taxes, net	35.3	49.2
Other assets, net	48.8	62.1
	$2,986.5	$2,930.1

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$206.5	$274.5
Accrued liabilities	218.6	229.2
Current maturities of long-term debt	5.5	6.0
Total current liabilities	430.6	509.7

Long-term debt, net of current maturities	1,113.2	1,117.2
Deferred income taxes, net	7.0	5.4
Other non-current liabilities	25.8	31.3

Commitments, contingencies and off-balance sheet
arrangements (Note 8)
Stockholders' equity:
Preferred stock, $0.01 par value; 1.0 million shares
authorized; no shares outstanding	--	--
Common stock, $0.01 par value; 200.0 million shares
authorized; 101.2 million shares issued and 101.1 million shares outstanding as of September 30, 2009 and 101.1 million shares issued and
101.0 million shares outstanding as of December 31, 2008	1.0	1.0
Additional paid-in capital	1,520.7	1,500.7
Accumulated deficit	(80.4)	(189.1)
Accumulated other comprehensive income	(29.1)	(44.8)
Common stock held in treasury	(2.3)	(1.3)
Total stockholders' equity	1,409.9	1,266.5
	$2,986.5	$2,930.1

See accompanying notes to condensed consolidated financial statements.

BE AEROSPACE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
(In Millions, Except Per Share Data)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008

Net sales	$459.8	$587.8	$1,458.3	$1,583.2
Cost of sales	297.7	394.4	954.2	1,040.9
Selling, general and administrative	65.2	58.6	205.3	176.6
Research, development and engineering	27.3	33.5	74.6	102.7

Operating earnings	69.6	101.3	224.2	263.0

Operating earnings, as percentage of net sales	15.1%	17.2%	15.4%	16.6%

Interest expense, net	22.7	19.8	67.7	24.9
Debt prepayment costs	--	3.6	--	3.6

Earnings before income taxes	46.9	77.9	156.5	234.5

Income taxes	10.8	26.1	47.8	80.3

Net earnings	$36.1	$51.8	$108.7	$154.2

Net earnings per common share:

Basic	$0.37	$0.54	$1.10	$1.66
Diluted	$0.36	$0.54	$1.10	$1.65

Weighted average common shares:

Basic	98.5	96.0	98.4	93.1
Diluted	99.5	96.3	99.1	93.5

See accompanying notes to condensed consolidated financial statements.

BE AEROSPACE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Millions)

	NINE MONTHS ENDED
	September 30,	September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$108.7	$154.2
Adjustments to reconcile net earnings to net cash flows provided by operating activities:
Depreciation and amortization	36.9	28.9
Provision for doubtful accounts	(0.2)	2.0
Non-cash compensation	17.9	11.2
Deferred income taxes	35.8	68.7
Debt prepayment costs	--	3.6
Loss on disposal of property and equipment	2.5	0.2
Changes in operating assets and liabilities:
Accounts receivable	37.4	(87.7)
Inventories	(135.6)	(165.6)
Other current assets and other assets	14.3	(5.1)
Payables, accruals and other liabilities	(95.2)	35.6
Net cash provided by operating activities	22.5	46.0

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(21.8)	(20.7)
Acquisitions, net of cash acquired	--	(912.2)
Net cash used in investing activities	(21.8)	(932.9)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock issued	0.8	1.0
Proceeds from long-term debt	--	1,124.5
Principal payments on long-term debt	(4.5)	(151.4)
Debt origination and prepayment costs	--	(50.2)
Borrowings on line of credit	--	40.0
Repayments on line of credit	--	(40.0)
Net cash (used in) provided by financing activities	(3.7)	923.9

Effect of foreign exchange rate changes on cash and cash equivalents	0.7	(3.0)

Net (decrease) increase in cash and cash equivalents	(2.3)	34.0

Cash and cash equivalents, beginning of period	168.1	81.6

Cash and cash equivalents, end of period	$165.8	$115.6

Supplemental disclosures of cash flow information:
Cash paid during period for:
Interest	$76.8	$9.2
Income taxes	3.6	4.5

Supplemental schedule of non-cash activities:
Common stock issued in connection with acquisition	$--	$158.3

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

Note 2.   Business Combinations

On July 28, 2008, the Company acquired from Honeywell International Inc. (Honeywell) its Consumables Solutions distribution business (HCS). The transaction was accounted for as a purchase under Accounting Standards Codification (ASC) topic 805, “Business Combinations”, formerly Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations” (SFAS 141). The assets purchased and liabilities assumed in this acquisition have been reflected in the accompanying consolidated balance sheets and results of operations for the acquisition are included in the accompanying consolidated statement of earnings from the date of acquisition.

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

In connection with the HCS acquisition, the Company entered into a 30-year license agreement (HCS License Agreement) to become Honeywell’s exclusive licensee with respect to the sale to the global aerospace industry of Honeywell proprietary fasteners, seals, bearings, gaskets and electrical components associated with Honeywell’s engines, APUs, avionics, wheels and brakes.  The Company also entered into a supply agreement (Honeywell Supply Agreement), under which it became the exclusive supplier of both Honeywell proprietary consumables and standard consumables to support the internal manufacturing needs of Honeywell Aerospace.  Pricing under the contract is adjusted annually, beginning in 2010, to reflect changes in market conditions. The HCS License Agreement, the Honeywell Supply Agreement, along with the various acquired original equipment manufacturer customer contracts and relationships, were valued at $250.0 and are being amortized over their respective useful lives, ranging 8-30 years.

Consolidated unaudited proforma results for the three and nine months ended September 30, 2008 presented below, reflect the impact of the HCS acquisition as if it had occurred as of January 1, 2008.

	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
		Proforma		Proforma
Net sales	$459.8	$628.7	$1,458.3	$1,928.9
Net earnings	36.1	52.9	108.7	154.0
Net earnings per diluted share	0.36	0.52	1.10	1.55

Note 3.   New Accounting Standards

  Effective July 1, 2009, the Financial Accounting Standards Board’s (FASB) ASC topic 105 “Generally Accepted Accounting Principles” (ASC 105), formerly SFAS No. 168, The “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles became the single official source of authoritative, nongovernmental generally accepted accounting principles (GAAP) in the United States. The historical GAAP hierarchy was eliminated and the ASC became the only level of authoritative GAAP, other than guidance issued by the Securities and Exchange Commission. The Company’s accounting policies were not affected by the conversion to the ASC; however, references to specific accounting standards in the footnotes to our consolidated financial statements have been changed to refer to the appropriate section of the ASC. In its current quarter financial statements, the Company is providing references to both the ASC and prior GAAP standards to assist in understanding the impacts of recently adopted accounting literature.

ASC topic 855 “Subsequent Events” (ASC 855), previously SFAS No. 165 “Subsequent Events,” establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before the financial statements are issued or available to be issued (“subsequent events”). An entity is required to disclose the date through which subsequent events have been evaluated and the basis for that date. For public entities, this is the date the financial statements are issued. ASC 855 does not apply to subsequent events or transactions that are within the scope of other GAAP and did not result in significant changes in the subsequent events reported by the Company. ASC 855 became effective for interim or annual periods ending after June 15, 2009 and did not impact the Company’s consolidated financial statements. The Company evaluated for subsequent events through November 5, 2009, the issuance date of these financial statements. No recognized or non-recognized subsequent events were noted.

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

	September 30, 2009	December 31, 2008
Purchased materials and component parts	$129.6	$150.8
Work-in-process	28.6	36.8
Finished goods (primarily consumables products)	1,151.3	1,009.4
	$1,309.5	$1,197.0

Note 5.   Goodwill and Intangible Assets

In accordance with ASC topic 350 “Intangibles-Goodwill and Other,” formerly SFAS No. 142, "Goodwill and Other Intangible Assets,” the Company completed a fair value analysis of goodwill and other intangible assets as of December 31, 2008, and concluded that an impairment existed at that date.  The fair value of the reporting units for goodwill impairment testing were determined using valuation techniques based on estimates, judgments and assumptions management believes were appropriate in the circumstances.  The sum of the fair values of the reporting units were evaluated based on the Company’s market capitalization determined using average share prices within a reasonable period of time near December 31, 2008, plus an estimated control premium plus the fair value of its debt obligations.  The decrease in the current market multiples and the Company’s market capitalization resulted in a decline in the fair value of the reporting units as of December 31, 2008.  Accordingly, the Company recorded a pre-tax impairment charge related to goodwill of $369.3 and a pre-tax impairment charge of $20.7 related to an intangible asset which was determined to have no future use.  As of September 30, 2009, management has concluded that no further indicators of impairment existed.

The table below sets forth the intangible assets by major asset class, all of which were acquired through business purchase transactions:

		September 30, 2009
				Net
	Useful Life	Original	Accumulated	Book
	(Years)	Cost	Amortization	Value
Acquired technologies	10-40	$101.5	$35.8	$65.7
Trademarks and patents	1-20	28.9	18.9	10.0
Technical qualifications, plans
and drawings	18-30	23.4	14.7	8.7
Replacement parts annuity
and product approvals	18-30	23.4	15.3	8.1
Customer contracts and relationships	8-30	255.2	13.4	241.8
Covenants not to compete and
other identified intangibles	3-14	20.3	12.5	7.8
		$452.7	$110.6	$342.1

Amortization expense on identifiable intangible assets was approximately $5.2 and $4.3 for the three month periods ended September 30, 2009 and 2008, respectively, and $15.4 and $9.8 for the nine month periods ended September 30, 2009 and 2008, respectively.  The Company expects to report amortization expense of approximately $20 in each of the next five fiscal years. The Company expenses costs to renew or extend the term of a recognized intangible asset.

Note 6.   Long-Term Debt

As of September 30, 2009, long-term debt consisted of $600.0 aggregate principal amount of the Company’s 8.5% Senior Notes due 2018 (Senior Notes) and $518.4 outstanding under the six-year term loan facility, due July 2014, (Term Loan Facility) of the Company’s senior secured credit facility (Credit Agreement).

The Credit Agreement consists of (a) a $350.0 five-year revolving credit facility (Revolving Credit Facility) and (b) the Term Loan Facility.   Borrowings under the Revolving Credit Facility bear interest at an annual rate equal to the London interbank offered rate (LIBOR) (as defined) plus 275 basis points or Prime (as defined) plus 175 basis points. As of September 30, 2009, the rate under the Revolving Credit Facility was 5.75%. There were no amounts outstanding under the Revolving Credit Facility as of September 30, 2009.  Borrowings under the Term Loan Facility bear interest at an annual rate equal to LIBOR (as defined) plus 275 basis points or Prime (as defined) plus 175 basis points.  As of September 30, 2009, the rate under the Term Loan Facility was 5.75%.

Letters of credit outstanding under the Credit Agreement aggregated $15.3 at September 30, 2009.

The Credit Agreement contains an interest coverage ratio financial covenant (as defined in the Credit Agreement) that must be maintained at a level greater than 2.25 to 1 through December 31, 2009 and 2.50 to 1, thereafter.  The Credit Agreement also contains a total leverage ratio covenant (as defined in the Credit Agreement) which limits net debt to a 4.25 to 1 multiple of EBITDA (as defined in the Credit Agreement) through December 31, 2009 and 4.00 to 1 thereafter.  The Credit Agreement is collateralized by substantially all of the Company’s assets and contains customary affirmative covenants, negative covenants and conditions precedent for borrowings, all of which were met as of September 30, 2009.

Note 7.   Fair Value Measurements

The Company adopted ASC topic 820, “Fair Value Measurements and Disclosures” (ASC 820), formerly SFAS No. 157 “Fair Value Measurements,” effective January 1, 2008.  ASC 820 defines “fair value” as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  ASC 820 also describes three levels of inputs that may be used to measure fair value:

Level 1 – quoted prices in active markets for identical assets and liabilities.

Level 2 – observable inputs other than quoted prices in active markets for identical assets and liabilities.

Level 3 – unobservable inputs in which there is little or no market data available, which require the reporting entity to develop its own assumptions.

The only assets or liabilities of the Company to which ASC 820 applies are cash and cash equivalents (which the Company classifies as Level 1 assets).  There was no difference between fair value of such assets and historical cost basis set forth in the September 30, 2009 and December 31, 2008 balance sheets.

The carrying amounts of cash and cash equivalents, accounts receivable-trade and accounts payable approximate fair values due to the short term nature of such instruments. The carrying amount of indebtedness under the Term Loan Facility of the Credit Agreement is a reasonable estimate of its fair value as interest is based upon floating market rates.  The fair value of the Senior Notes, based on market prices for publicly-traded debt, was $615.0 as of September 30, 2009.

Note 8.   Commitments, Contingencies and Off-Balance Sheet Arrangements

Lease Commitments — The Company finances its use of certain facilities and equipment under committed lease arrangements provided by various institutions.  Since the terms of these arrangements meet the accounting definition of operating lease arrangements, the aggregate sum of future minimum lease payments is not reflected on the condensed consolidated balance sheet.  At September 30, 2009, future minimum lease payments under these arrangements totaled approximately $165.2 and the majority of which related to the long-term real estate leases.

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

	NINE MONTHS ENDED
	September 30,	September 30,
	2009	2008
Beginning balance	$22.4	$20.6
Accruals for warranties issued during the period	18.6	22.9
Settlements made	(17.4)	(21.4)
Ending balance	$23.6	$22.1

Note 9.   Accounting for Stock-Based Compensation

The Company has a Long Term Incentive Plan (LTIP) under which the Company’s Compensation Committee has the authority to grant stock options, stock appreciation rights, restricted stock, restricted stock units or other forms of equity.

Compensation cost generally is being recognized on a straight-line basis over the vesting period of the shares.  Share-based compensation of $6.2 and $17.3 was recognized during the three and nine month periods ended September 30, 2009, respectively, related to these equity grants made pursuant to the LTIP in prior periods.  Unrecognized compensation expense related to equity grants, including the estimated impact of any future forfeitures, was $41.6 at September 30, 2009.

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

The following table presents net sales and operating earnings by business segment:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
Net sales
Consumables management	$181.0	$219.2	$617.0	$464.8
Commercial aircraft	222.5	300.8	672.3	905.5
Business jet	56.3	67.8	169.0	212.9
	$459.8	$587.8	$1,458.3	$1,583.2

Operating earnings (1)
Consumables management	$33.5	$42.1	$116.7	$109.0
Commercial aircraft	29.8	49.4	89.9	124.5
Business jet	6.3	9.8	17.6	29.5
	$69.6	$101.3	$224.2	$263.0

Interest expense	22.7	19.8	67.7	24.9
Debt prepayment costs	-	3.6	-	3.6
Earnings before income taxes	$46.9	$77.9	$156.5	$234.5

(1)  Operating earnings include an allocation of corporate general and administrative and employee benefits costs based on the proportion of each segment’s sales and number of employees, respectively.

The following table presents capital expenditures by business segment:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
Capital expenditures
Consumables management	$3.7	$1.7	$12.5	$3.7
Commercial aircraft	2.1	4.9	7.7	14.8
Business jet	0.4	0.8	1.6	2.2
	$6.2	$7.4	$21.8	$20.7

The following table presents goodwill by business segment:

	September 30,	December 31,
	2009	2008
Goodwill
Consumables management	$452.4	$416.5
Commercial aircraft	163.5	158.5
Business jet	88.7	88.6
	$704.6	$663.6

The following table presents total assets by business segment:

	September 30,	December 31,
	2009	2008
Total assets (1)
Consumables management	$1,870.9	$1,830.9
Commercial aircraft	822.9	827.6
Business jet	292.7	271.6
	$2,986.5	$2,930.1

(1)   Corporate assets of $186.2 and $256.7 at September 30, 2009 and December 31, 2008, respectively, have been allocated to the above segments based on each segment’s respective percentage of total assets.

Note 11.   Net Earnings Per Common Share

Basic net earnings per common share is computed using the weighted average common shares outstanding during the period. Diluted net earnings per common share is computed by using the weighted average common shares outstanding including the dilutive effect of stock options, shares issued under the Employee Stock Purchase Plan and restricted shares based on an average share price during the period.  For the three months ended September 30, 2009 and 2008 and for the nine months ended September 30, 2009 and 2008, securities totaling approximately 0.8 and 0.7, and 1.1 and 0.4, respectively, were excluded from the determination of diluted earnings per common share because their effect would have been anti-dilutive. The computation of basic and diluted earnings per share for the three and nine months ended September 30, 2009 and 2008, respectively, are as follows:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
Net earnings	$36.1	$51.8	$108.7	$154.2
Basic weighted average common shares	98.5	96.0	98.4	93.1
Effect of dilutive stock options and
employee stock puchase plan shares	0.1	0.1	0.1	0.1
Effect of restricted shares issued	0.9	0.2	0.6	0.3
Diluted weighted average common shares	99.5	96.3	99.1	93.5

Basic net earnings per share	$0.37	$0.54	$1.10	$1.66
Diluted net earnings per share	$0.36	$0.54	$1.10	$1.65

Note 12.   Comprehensive Earnings

Comprehensive earnings is defined as all changes in a company's net assets except changes resulting from transactions with stockholders. It differs from net earnings in that certain items currently recorded to equity would be a part of comprehensive earnings.

The following table sets forth the computation of comprehensive earnings for the periods presented:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
Net earnings	$36.1	$51.8	$108.7	$154.2
Other comprehensive earnings:
Foreign exchange translation
adjustment and other	2.6	(43.3)	15.7	(30.0)
Comprehensive earnings	$38.7	$8.5	$124.4	$124.2

Note 13.   Accounting for Uncertainty in Income Taxes

In accordance with ASC topic 740 “Income Taxes,” formerly the FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109,” the Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.

As of September 30, 2009 and December 31, 2008, the Company had $14.2 and $12.5, respectively, of net unrecognized tax benefits.  This amount of unrecognized tax benefits, if recognized, would affect the effective tax rate.

The Company classifies interest and penalties related to tax matters as a component of income tax expense. As of September 30, 2009 and December 31, 2008, the accrual related to interest and penalties was under $1.0.

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

OVERVIEW

The following discussion and analysis addresses the results of our operations for the three and nine months ended September 30, 2009, as compared to our results of operations for the three and nine months ended September 30, 2008. In addition, the discussion and analysis addresses our liquidity, financial condition and other matters for these periods.

Based on our experience in the industry, we believe that we are the world’s largest manufacturer of cabin interior products for commercial aircraft and for business jets, and the leading aftermarket distributor of aerospace fasteners and other consumable products. We sell our manufactured products directly to virtually all of the world’s major airlines and airframe manufacturers and a wide variety of business jet customers. In addition, based on our experience, we believe that we have achieved leading global market positions in each of our major product categories, which include:

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

Net sales by reportable segment for the three and nine month periods ended September 30, 2009 and September 30, 2008, respectively, were as follows:

	THREE MONTHS ENDED				NINE MONTHS ENDED
	September 30, 2009		September 30, 2008		September 30, 2009		September 30, 2008
	Net Sales	% of Net Sales	Net Sales	% of Net Sales	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Consumables management	$181.0	39.4%	$219.2	37.3%	$617.0	42.3%	$464.8	29.4%
Commercial aircraft	222.5	48.4%	300.8	51.2%	672.3	46.1%	905.5	57.2%
Business jet	56.3	12.2%	67.8	11.5%	169.0	11.6%	212.9	13.4%
Total	$459.8	100.0%	$587.8	100.0%	$1,458.3	100.0%	$1,583.2	100.0%

Net sales by geographic area (based on destination) for the three and nine month periods ended September 30, 2009 and September 30, 2008, respectively, were as follows:

	THREE MONTHS ENDED				NINE MONTHS ENDED
	September 30, 2009		September 30, 2008		September 30, 2009		September 30, 2008
	Net	% of	Net	% of	Net	% of	Net	% of
	Sales	Net Sales	Sales	Net Sales	Sales	Net Sales	Sales	Net Sales
United States	$220.9	48.0%	$283.3	48.2%	$725.5	49.8%	$733.6	46.3%
Europe	109.3	23.8%	143.5	24.4%	335.7	23.0%	368.4	23.3%
Asia, Pacific Rim,
Middle East and
Other	129.6	28.2%	161.0	27.4%	397.1	27.2%	481.2	30.4%
Total	$459.8	100.0%	$587.8	100.0%	$1,458.3	100.0%	$1,583.2	100.0%

Net sales from our domestic and foreign operations for the three and nine month periods ended September 30, 2009 and September 30, 2008, respectively, were as follows:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Domestic	$332.8	$406.9	$1,054.2	$1,058.0
Foreign	127.0	180.9	404.1	525.2
Total	$459.8	$587.8	$1,458.3	$1,583.2

In July 2008, we acquired Honeywell International Inc.’s Consumables Solutions distribution business (HCS).  The HCS business distributes aerospace fasteners, bearings, seals, electrical components and other consumable parts and supplies to aviation industry manufacturers, airlines, and aircraft repair and overhaul facilities.  The combination of HCS with our consumables management segment (formerly our distribution segment) created the leading global distributor and value added supply chain manager of aerospace and other related consumable products.  The combined business serves as a distributor for every major aerospace fastener manufacturer in the world.

New product development is a strategic initiative for us. Our customers regularly request that we engage in new product development and enhancement activities. We believe these activities protect and enhance our leadership position. We believe our investments in research and development over the past several years have been a driving force behind our ongoing market share gains. Research, development and engineering spending has been approximately 6% – 8% of sales for the past several years but is expected to decline as a percentage of sales in the future due to our recently implemented stringent cost initiatives and as a result of the HCS acquisition.

We also believe in providing our businesses with the tools required to remain competitive. In that regard, we have invested, and intend to continue to invest, in property and equipment that enhances our productivity. Over the past three years, annual capital expenditures ranged from $24 - $32. We expect capital expenditures of approximately $50 over the next twelve months. The increase in capital expenditures is primarily related to investments needed to support the $2,300 of awarded, but not included in our backlog, seller furnished equipment programs. We expect to begin to deliver these seller furnished equipment programs in 2011.

While the global economic crisis appears to be abating, our global customers continue to suffer from high fuel costs and weak demand for passenger travel which has resulted in sharply lower yields for the global airline industry. International passenger traffic has declined by approximately 5% from January 2009 to September 2009 compared with the same period ending in 2008. The airlines have incurred losses of approximately $6 billion globally during the first half of this year and are forecast to lose approximately $11 billion for the full year. International cargo traffic, which began falling in June 2008, was down by more than 16% from January 2009 to September 2009 compared with the same period in 2008. Air freighters are currently being parked at unprecedented rates and demand for passenger to freighter conversions is expected to be depressed for the foreseeable future.  The aforementioned losses experienced by, and forecasted for, the global airline industry are causing our customers to increase the number of parked aircraft and to further defer new aircraft deliveries.  In addition, due to the same fuel cost and passenger demand factors discussed above, business jet manufacturers have significantly reduced their delivery rates by, in some cases, up to 50%.  We also believe that major commercial airframe manufacturers may further reduce their delivery rates in 2010.  We have responded to these events by initiating intensive cost reduction initiatives.

RESULTS OF OPERATION

In order to present our financial results on a more comparable basis, certain information in the following discussion and analysis is presented after giving effect to the HCS acquisition.  Amounts presented as on a “proforma” basis have been calculated as if the HCS acquisition had occurred on January 1, 2008.

THREE MONTHS ENDED SEPTEMBER 30, 2009,
AS COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2008

Consolidated Results

Net sales in the third quarter of 2009 of $459.8 decreased by $128.0, or 21.8%, as compared with the third quarter of the prior year.  The decrease in net sales was the result of the $38.2, or 17.4%, decrease in net sales at the consumables management segment, a $78.3, or 26.0% decrease in net sales at the commercial aircraft segment and a $11.5, or 17.0%, decrease in net sales at the business jet segment.  On a proforma basis, to include HCS (which was acquired on July 28, 2008), in both periods, net sales declined $168.9, or 26.9%, as compared with the third quarter of 2008.

Cost of sales for the current period was $297.7, or 64.7% of net sales, as compared to $394.4, or 67.1% of net sales, in the third quarter of the prior year.  The 240 basis point decrease in cost of sales as a percentage of sales was due to successful cost reduction activities, manufacturing efficiencies, more efficient consumables management purchasing and initial synergies arising from the integration of the HCS acquisition. On a proforma basis, cost of sales in the third quarter of 2009 was $297.7, which was a decrease of 360 basis points from $429.2, or 68.3% of net sales, in the third quarter of 2008 as a result of successful cost reduction activities, manufacturing efficiencies, more efficient consumables management purchasing and initial synergies arising from the integration of the HCS business.

Selling, general and administrative (SG&A) expenses for the third quarter of 2009 were $65.2, or 14.2% of net sales, as compared to $58.6, or 10.0% of net sales, in the same period in 2008, primarily due to the completion of the HCS acquisition on July 28, 2008, and a $9.0 net unfavorable foreign exchange impact due to the U.S. dollar strengthening substantially as compared with the British pound in the third quarter of 2008, offset by our cost reduction initiatives, including a 22.5% reduction in headcount as compared with our headcount at June 30, 2008.

Research, development and engineering expense for the third quarter of 2009 was $27.3, or 5.9% of net sales, as compared to $33.5, or 5.7% of net sales, in the same period in 2008.  The lower level of spending was primarily due to cost initiatives at our commercial aircraft and business jet segments.

Operating earnings for the third quarter of 2009 of $69.6 decreased $31.7, or 31.3%, as compared to the same period in 2008, reflecting the $128.0 decrease in net sales, the timing of the HCS acquisition and a $9.0 net negative foreign exchange impact, offset by a 240 basis point reduction in cost of sales as a percentage of net sales and our cost reduction initiatives.  On a proforma basis to include HCS in both periods, third quarter 2009 operating earnings decreased $33.5, or 32.5% on the 26.9% decrease in revenues as compared to the same period in 2008.

Interest expense for the third quarter of 2009 of $22.7 was $2.9 higher than the interest expense in the same period in the prior year due to the increase in long-term debt incurred to finance the HCS acquisition in July 2008.

Earnings before income taxes for the three months ended September 30, 2009 of $46.9 decreased by $31.0, or 39.8%, as compared to earnings before income taxes of $77.9 in the same period in the prior year due to the $128.0 decrease in net sales, a $31.7 decrease in operating earnings and a $2.9 increase in interest expense.  On a proforma basis to include HCS in both periods, earnings before income taxes for the three months ended September 30, 2009 decreased by $34.5, or 42.4%, as compared to proforma earnings before income taxes in the prior year of $81.4.  This decrease was primarily due to the 26.9% decrease in net sales in the three months ended September 30, 2009 and other factors described above.

Income taxes in the third quarter of 2009 were $10.8, or 23.0% of earnings before income taxes, as compared to $26.1, or 33.5% of earnings before income taxes, in the third quarter of 2008.  Income taxes as a percentage of earnings before income taxes decreased in the current period primarily due to higher research and development tax credits arising from tax reduction initiatives completed in the current quarter.

Net earnings for the third quarter of 2009 were $36.1, or $0.36 per diluted share, as compared with net earnings of $51.8, or $0.54 per diluted share, in the second quarter of 2008. Net earnings decreased by $15.7, or 30.3%, as compared with the third quarter of the prior year as a result of the decrease in net sales and other factors described above.

Segment Results

The following is a summary of net sales and operating earnings on as reported and proforma basis by segment:

	NET SALES
	Three Months Ended September 30,
	2009	2008	2008	% Change
		As Reported	Proforma	Proforma
Consumables management	$181.0	$219.2	$260.1	(30.4%)
Commercial aircraft	222.5	300.8	300.8	(26.0%)
Business jet	56.3	67.8	67.8	(17.0%)
Total	$459.8	$587.8	$628.7	(26.9%)

	OPERATING EARNINGS
	Three Months Ended September 30,
	2009	2008	2008	% Change
		As Reported	Proforma	Proforma
Consumables management	$33.5	$42.1	$43.9	(23.7%)
Commercial aircraft	29.8	49.4	49.4	(39.7%)
Business jet	6.3	9.8	9.8	(35.7%)
Total	$69.6	$101.3	$103.1	(32.5%)

Consumables management segment net sales during the third quarter of 2009 were $181.0, which represented a $38.2, or 17.4%, decrease over the same quarter in the prior year.  On a proforma basis, consumables management segment net sales in the third quarter of 2009 were lower by $79.1, or 30.4% than in third quarter of 2008.  The decline in net sales in the current quarter as compared to the same period in the prior year was due to reduced activity at airline and maintenance, repair and overhaul (MRO) facilities, reduced aircraft capacity, a decrease in revenue passenger miles flown, and substantially reduced activity at business jet manufacturers, all as compared to the same period in the prior year. Consumables management segment operating earnings were $33.5, or 18.5% of sales as compared with $42.1, or 19.2% of sales in the third quarter of 2008. On a proforma basis, third quarter 2009 operating margin expanded 160 basis points as compared 2008 operating earnings of $43.9, or 16.9% of sales reflecting more efficient purchasing in the current period and initial synergies arising from the HCS acquisition.

Commercial aircraft segment net sales during the third quarter of 2009 of $222.5 decreased $78.3, or 26.0%, reflecting retrofit program push outs, reduced activity at airline and MRO maintenance facilities, reduced aircraft capacity and a decrease in revenue passenger miles flown, all as compared to the same period in the prior year. Third quarter 2009 operating earnings were $29.8, or 13.4% of net sales as compared with the third quarter 2008 operating earnings of $49.4, or 16.4% of sales. The 300 basis point decrease in operating margin was primarily due to a $78.3, or 26.0% lower level of sales and approximately $9.0 of net unfavorable foreign exchange fluctuations in the third quarter of 2009 as compared with the same period in 2008.

Business jet segment third quarter 2009 net sales of $56.3 decreased by $11.5, or 17.0% as compared to the same period in 2008. Operating earnings decreased by $3.5, or 35.7%, reflecting the decrease in net sales, an unfavorable mix of products and the negative impact of reduced operating leverage in the current period.

NINE MONTHS ENDED SEPTEMBER 30, 2009,
AS COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2008

Consolidated Results

Net sales for the nine months ended September 30, 2009 of $1,458.3 decreased by $124.9, or 7.9%, as compared with the same period of the prior year.  The decrease in net sales was the result of a $233.2, or 25.8%, decrease in net sales at the commercial aircraft segment and a $43.9, or 20.6%, decrease in net sales at the business jet segment partially offset by a $152.2, or 32.7%, increase in net sales at the consumables management segment due to the acquisition of the HCS business in July of 2008. Proforma net sales declined by $470.6, or 24.4%, as compared with the same period of the prior year.

Cost of sales for the nine months ended September 30, 2009 was $954.2, or 65.4% of net sales, as compared to $1,040.9, or 65.7% of net sales in the same period in the prior year.  The decrease in cost of sales was primarily due to the 7.9% decrease in net sales.  On a proforma basis, cost of sales in 2009 decreased by 290 basis points as a result of successful cost reduction activities, manufacturing efficiencies, more efficient consumables management purchasing and initial synergies arising from the integration of the HCS business.

Selling, general and administrative (SG&A) expenses for the nine months ended September 30, 2009 were $205.3, or 14.1% of net sales, as compared to $176.6, or 11.2% of net sales, in the same period in 2008. The $28.7 increase in SG&A expenses was primarily related to a $17.0 increase in the consumables management segment SG&A due to the completion of the HCS acquisition on July 28, 2008, (which includes acquisition, integration and transition (AIT) costs of $8.6 in the 2009 period), and a $12.7 net negative foreign exchange impact, offset by our cost reduction initiatives.

Research, development and engineering expense for the nine months ended September 30, 2009 was $74.6, or 5.1% of net sales, as compared with $102.7, or 6.5%, of net sales in the same period in 2008.  The decrease in spending in 2009 is due to cost initiatives in place at our commercial aircraft and business jet segments.  Research development and engineering expense as a percentage of sales decreased due to a higher level of revenue at our consumables management segment, which has no corresponding research, development and engineering expense as well as the cost initiatives described above.

Operating earnings for the nine months ended September 30, 2009 of $224.2 decreased $38.8, or 14.8% as compared to the same period in 2008, reflecting the $124.9 decrease in net sales, the timing of the HCS acquisition, $12.7 net unfavorable foreign exchange impact, and $10.0 of additional AIT costs during the 2009 period, offset by a 30 basis point reduction in cost of sales as a percentage of net sales and our cost reduction initiatives.  On a proforma basis to include HCS in both periods, operating earnings would have been $78.7, or 26.0% lower than the prior year on a 24.4% decrease in net sales in the nine months ended September 30, 2009.

Interest expense for the nine months ended September 30, 2009 of $67.7 was $42.8 higher than the interest expense in the same period in the prior year, primarily due to the increase in long-term debt associated with the July 2008 HCS acquisition.

Earnings before income taxes for the nine months ended September 30, 2009 of $156.5 decreased by $78.0, or 33.3%, as compared to $234.5 in the same period in the prior year due to a $38.8 decrease in operating earnings and $42.8 increase in interest expense.  On a proforma basis to include HCS in both periods, earnings before income taxes for the nine months ended September 30, 2009 was $156.5, which was a decrease of $80.5, or 34.0%, as compared to proforma earnings before income taxes of $237.0 in the prior year.  This decrease was primarily due to the 24.4% decrease in net sales in the nine months ended September 30, 2009.

Income taxes were $47.8, or 30.5% of earnings before income taxes, as compared to $80.3, or 34.2% of earnings before income taxes, in 2008. Income taxes as a percentage of earnings before income taxes decreased in the current period mainly as a result of higher research and development tax credits arising from recently completed tax reduction initiatives.

Net earnings for the nine months ended September 30, 2009 were $108.7, or $1.10 per diluted share, as compared to $154.2, or $1.65 per diluted share. Net earnings decreased by $45.5, or 29.5% as compared with the prior year as a result of the decrease in net sales and other factors described above.

Segment Results

The following is a summary of net sales and operating earnings on as reported and proforma basis by segment:

	NET SALES
	Nine Months Ended September 30,
	2009	2008	2008	% Change
		As Reported	Proforma	Proforma
Consumables management	$617.0	$464.8	$810.5	(23.9%)
Commercial aircraft	672.3	905.5	905.5	(25.8%)
Business jet	169.0	212.9	212.9	(20.6%)
Total	$1,458.3	$1,583.2	$1,928.9	(24.4%)

	OPERATING EARNINGS
	Nine Months Ended September 30,
	2009	2008	2008	% Change
		As Reported	Proforma	Proforma
Consumables management	$116.7	$109.0	$148.9	(21.6%)
Commercial aircraft	89.9	124.5	124.5	(27.8%)
Business jet	17.6	29.5	29.5	(40.3%)
Total	$224.2	$263.0	$302.9	(26.0%)

Consumables management net sales for nine months ended September 30, 2009 were $617.0, which represented a $152.2, or 32.7% increase to the comparative prior year period due to the HCS acquisition in July 2008.  On a proforma basis, consumables management net sales for the nine months ended September 30, 2009 were $193.5, or 23.9% lower than in the same period of 2008.  The decline in consumables management segment net sales in the current period as compared to the same period in the prior year was due to reduced activity at airline and MRO maintenance facilities, reduced aircraft capacity, decrease in revenue passenger miles flown and substantially reduced activity at business jet manufacturers, all as compared to the same period in the prior year. Consumables management segment operating earnings of $116.7 during the nine months ended September 30, 2009, increased by $7.7 as compared to the same period in 2008 due to the higher level of net sales, partly offset by higher AIT costs ($13.6 during the nine months ended September 30, 2009 as compared to $3.6 incurred in the same period of 2008) and lower margins in the acquired HCS business.

Commercial aircraft segment net sales for nine months ended September 30, 2009 of $672.3 decreased $233.2, or 25.8%, compared to the same period in the prior year, reflecting retrofit program pushouts, reduced activity at airlines and MRO maintenance facilities, reduced aircraft capacity and a decrease in revenue passenger miles flown. Operating earnings in the 2009 period were $89.9, or 13.4% of net sales, as compared to $124.5, or 13.7% of net sales in the same period in the prior year. The decrease in operating earnings was primarily attributable to the 25.8% decrease in net sales and unfavorable foreign exchange impact, partly offset by lower cost of sales as a percentage of net sales due to cost reduction activities and manufacturing efficiencies in the current period.

Business jet segment net sales for nine months ended September 30, 2009 decreased by $43.9, or 20.6%, to $169.0 as compared to the same period in 2008. Operating earnings decreased by $11.9, or 40.3% to $17.6, reflecting the decrease in net sales, an unfavorable mix of products, severance costs and the negative impact of reduced operating leverage in the current period.

LIQUIDITY AND CAPITAL RESOURCES

Current Financial Condition

As of September 30, 2009, our net debt-to-net-capital ratio was 40.3%.  Net debt was $952.9, which represented total debt of $1,118.7, less cash and cash equivalents of $165.8.  There were no borrowings outstanding under the Revolving Credit Facility of our Credit Agreement and we have no debt maturities until 2014.  Cash on hand at September 30, 2009 increased by $19.4 as compared with cash on hand  at June 30, 2009, and increased by $50.2 as compared to September 30, 2008.

Working capital as of September 30, 2009 was $1,309.7, an increase of $136.0 as compared with working capital at December 31, 2008. At September 30, 2009, total current assets increased by $56.9, total current liabilities decreased by $79.1 and total stockholder’s equity increased by $143.4, all as compared to December 31, 2008. During 2009, we successfully completed our initiative to bring HCS inventories in line with our stocking distribution model.  This effort was the primary driver behind the $112.5 increase in our net inventories during the nine months ended September 30, 2009 and was the principal reason for the related increase in working capital.

Cash Flows

At September 30, 2009, our cash and cash equivalents were $165.8 compared to $168.1 at December 31, 2008 and $115.6 at September 30, 2008.  Cash generated from operating activities was $22.5 for the nine months ended September 30, 2009, as compared to $46.0 in the same period in the prior year.  The primary source of cash from operations during the nine months ended September 30, 2009 were net earnings of $108.7, adjusted by depreciation and amortization of $36.9, non-cash compensation of $17.9, a $35.8 decrease in deferred tax asset and a $37.4 decrease in accounts receivable.  Offsetting these sources of cash were a higher level of inventories ($135.6) and the lower level accounts payable and accrued liabilities ($95.2).

Capital Spending

Our capital expenditures were $21.8 and $20.7 during the nine months ended September 30, 2009 and 2008, respectively.  We expect capital expenditures of approximately $50 over the next twelve months.  The increase in capital expenditures is primarily related to investments needed to support the $2,300 of awarded, but not included in our backlog, seller furnished equipment programs that we expect will begin to deliver in 2011. We have, in the past, generally funded our capital expenditures with cash from operations and funds available to us under revolving bank credit facilities. We expect to fund future capital expenditures from cash on hand, from operations and from funds available to us under our Revolving Credit Facility of our Credit Agreement.

Outstanding Debt and Other Financing Arrangements

Long-term debt at September 30, 2009 consisted principally of $518.4 of term loan borrowings under our Term Loan Facility of our Credit Agreement and $600.0 aggregate principal amount of 8.5% Senior Notes due 2018.

Borrowings under our Term Loan Facility bear interest at an annual rate equal to LIBOR (as defined) plus 275 basis points or Prime (as defined) plus 175 basis points, which was 5.75% at September 30, 2009.  Borrowings under our Revolving Credit Facility would bear interest at an annual rate equal to, at the Company’s option, LIBOR (as defined) plus 275 basis points or Prime (as defined) plus 175 basis points, which was 5.75% at September 30, 2009. There were no amounts outstanding under the Revolving Credit Facility as of September 30, 2009.

We expect to make a prepayment of $100.0 of our long-term debt in the fourth quarter of 2009 using our cash on hand.

Contractual Obligations

During the nine-month period ended September 30, 2009, there were no material changes in our long-term debt.  The following chart reflects our contractual obligations, represented by operating leases, purchase obligations, and commercial commitments as of September 30, 2009.  Commercial commitments include lines of credit, guarantees and other potential cash outflows resulting from a contingent event that requires performance by us or our subsidiaries pursuant to a funding commitment.

Contractual Obligations (1)	2009	2010	2011	2012	2013	Thereafter	Total
Long-term debt and other non-current liabilities	$1.5	$5.8	$5.9	$5.9	$5.9	$1,105.3	$1,130.3
Operating leases	6.7	24.0	19.7	17.5	15.4	81.9	165.2
Purchase obligations (2)	15.9	17.1	5.1	3.9	2.5	1.1	45.6
Future interest payment on outstanding debt (3)	8.4	82.2	81.9	81.6	81.3	71.8	407.2
Total	$32.5	$129.1	$112.6	$108.9	$105.1	$1,260.1	$1,748.3

Commercial Commitments
Letters of credit	$15.3	$--	$--	$--	$--	$--	$15.3

(1)
Our liability for unrecognized tax benefits of $14.2 at September 30, 2009 has been omitted from the above table because we cannot determine with certainty when this liability will be settled.  It is reasonably possible that the amount of liability for unrecognized tax benefits will change in the next twelve months; however, we do not expect the change to have a significant impact on our consolidated financial statements.

(2)
Occasionally, we enter into purchase commitments for production materials and other items.  We also enter into unconditional purchase obligations with various vendors and suppliers of goods and services in the normal course of operations through purchase orders, other documentation or with an invoice.  Such obligations are generally outstanding for periods less than a year and are settled by cash payments upon delivery of goods and services and are not reflected in purchase obligations in this table.

(3)
Future interest payments include estimated amounts due on the $518.4 aggregate principal amount outstanding under our Term Loan Facility, based on the actual rate of interest at September 30, 2009.  Actual interest payments will fluctuate based on LIBOR or Prime rate pursuant to the terms of the Credit Agreement.

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

Off-Balance Sheet Arrangements

Lease Arrangements

We finance our use of certain equipment under committed lease arrangements provided by various financial institutions. Since the terms of these arrangements meet the accounting definition of operating lease arrangements, the aggregate sum of future minimum lease payments is not reflected in our consolidated balance sheet.  Future minimum lease payments under these arrangements aggregated approximately $165.2 at September 30, 2009.

Indemnities, Commitments and Guarantees

During the normal course of business, we have made, and we may continue to make, certain indemnities, commitments and guarantees under which we may be required to make payments in relation to certain transactions. These indemnities include non-infringement of patents and intellectual property indemnities to our customers in connection with the delivery, design, manufacture and sale of our products, indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease, and indemnities to other parties to certain acquisition agreements. The duration of these indemnities, commitments and guarantees varies, and in certain cases, is indefinite. We believe that substantially all of our indemnities, commitments and guarantees provide for limitations on the maximum potential future payments we could be obligated to make. However, we are unable to estimate the maximum amount of liability related to our indemnities, commitments and guarantees because such liabilities are contingent upon the occurrence of events which are not reasonably determinable. Management believes that any liability for these indemnities, commitments and guarantees would not have a material adverse effect to our accompanying condensed consolidated financial statements.

Deferred Tax Assets

We maintained a valuation allowance of approximately $6.9 as of September 30, 2009 primarily related to foreign tax credits and foreign net operating losses.

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

DEPENDENCE UPON CONDITIONS IN THE AIRLINE INDUSTRY

For more than the last twelve months, global financial markets have experienced extreme volatility and disruption. Since September 2008, this volatility has reached unprecedented levels as a result of a financial crisis affecting the banking system and participants in the global financial markets. Concerns over the tightening of the corporate credit markets, inflation, energy costs and the dislocation of the residential and commercial real estate and mortgage markets have contributed to the volatility in the global financial markets and, together with the global financial crisis, have diminished expectations for global economic conditions in the future.  The airline and business jet industries are particularly sensitive to changes in economic conditions.  In 2009, the airline industry has continued to park aircraft, delay new aircraft purchases and delivery of new aircraft, deferred retrofit programs and depleted existing inventories as was the case in 2008. We expect the business jet industry will continue to be severely impacted by both the recession and by declining corporate profits.

We expect, based on current economic conditions, that air traffic will decline in 2009 as compared with 2008, and air traffic for 2010 is not expected to show significant growth over 2009. Declining air traffic has, and we expect will continue to, negatively impact our customer base. A continued economic downturn would likely continue to negatively impact the airline and business jet industries, which could cause a significant negative impact on our future results of operations.

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

From time to time, we and our foreign subsidiaries may enter into foreign currency exchange contracts to manage risk on transactions conducted in foreign currencies. At September 30, 2009, we had no outstanding forward currency exchange contracts.  In addition, we have not entered into any other derivative financial instruments.

Interest Rates – At September 30, 2009, we had adjustable rate debt with a value totaling $518.4.  The weighted average interest rates for the adjustable rate debt was approximately 5.75% at September 30, 2009.  If interest rates on variable rate debt were to increase by 10% above current rates, our pretax income would decline by approximately $3.0 on an annualized basis. We do not engage in transactions intended to hedge our exposure to changes in interest rates.

As of September 30, 2009, we maintained a portfolio of securities consisting mainly of taxable, interest-bearing deposits with weighted average maturities of less than three months.  If short-term interest rates were to increase or decrease by 10%, we estimate interest income would increase or decrease by $0.1 on an annualized basis.

ITEM 4.   CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness, as of September 30, 2009, of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company’s periodic filings with the Securities and Exchange Commission and in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified, in the SEC’s rules and forms.

Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the third quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 5.   OTHER INFORMATION

On October 30, 2009, the Compensation Committee of the Board of Directors approved the vesting schedule and performance-based vesting criteria applicable to future grants of restricted stock and restricted stock units (collectively, “Restricted Shares”) under the Company’s 2005 Long-Term Incentive Plan.  Under the approved terms, 75% of the Restricted Shares are time-based and will vest in equal installments on the first, second and third anniversaries of the award date.

The remaining 25% of the Restricted Shares are performance based (the “Performance-Based Shares”) and will vest on the fourth anniversary of the award date subject to the Company achieving specified return on equity targets, on an average basis, over the three full calendar years following the award date.  The return on equity targets will be established by the Compensation Committee on an annual basis for each of the three calendar years and vesting will be based upon the average level of achievement over the entire three year period (the “Performance Target”).  If the Company achieves 90% or more of the Performance Target, 100% of the Performance-Based Shares will vest.  If the Company achieves less than 80% of the Performance Target, none of the Performance-Based Shares will vest.  The number of Performance-Based Shares vesting if the Company achieves between 80% and 90% of the Performance Target will be determined by using linear interpolation.

The Compensation Committee also revised the vesting schedule and performance-based vesting criteria for the Restricted Shares granted to certain key employees, including each of the Company’s executive officers, on November 17, 2008, in accordance with the above-described methodology.  Previously, 75% of such Restricted Shares were time-based and vested in equal installments on the first through fourth anniversaries of the award date, and 25% of the Restricted Shares were performance-based and vested on the first through fourth anniversaries of the award date, subject to the Company achieving the targeted earnings before income taxes goals for each respective annual period.  The Company has entered into amendments to the award agreements with each affected employee.

Copies of the forms of award agreements and amendments to award agreements are filed as Exhibits 10.1 through 10.7 of this Form 10-Q.

PART II – OTHER INFORMATION

ITEM 6.    EXHIBITS

10.1   Form of Amendment Agreement to Restricted Stock Award Agreement (Insiders)

10.2   Form of Amendment Agreement to Restricted Stock Award Agreement (Non-Insiders)

10.3   Standard Form of Restricted Stock Award Agreement

10.4   Standard Form of Restricted Stock Unit Award Agreement

10.5   Form of Restricted Stock Award Agreement (Amin J. Khoury)

10.6   Form of Restricted Stock Award Agreement (Thomas P. McCaffrey & Michael B. Baughan)

10.7   Form of Restricted Stock Unit Award Agreement (Thomas P. McCaffrey & Michael B. Baughan)

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

BE AEROSPACE, INC.

Date: November 5, 2009	By:	/s/ Amin J. Khoury
Amin J. Khoury
Chairman and
Chief Executive Officer

Date: November 5, 2009	By:	/s/ Thomas P. McCaffrey
Thomas P. McCaffrey
Senior Vice President and
Chief Financial Officer