Form 10-K
period 2009-12-31
BE AEROSPACE INC
filed 2010-02-25
CIK 861361

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ X ]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

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

The aggregate market value of the registrant's voting stock held by non-affiliates was approximately $1,454.0 million on June 30, 2009 based on the closing sales price of the registrant's common stock as reported on the Nasdaq Global Select Market as of such date, which is the last business day of the registrant's most recently completed second fiscal quarter.  Shares of common stock held by executive officers and directors and persons who own 5% or more of outstanding common stock have been excluded since such persons may be deemed affiliates.  This determination of affiliate status is not a determination for any other purpose.  The number of shares of the registrant's common stock, $.01 par value, outstanding as of February 23, 2010 was 102,213,996 shares.

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

INDEX
PART I

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the Securities Act) and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). Such forward-looking statements include, but are not limited to, all statements that do not relate solely to historical or current facts, including statements regarding implementation and expected benefits of lean manufacturing and continuous improvement plans, our dealings with customers and partners, the consolidation of facilities, reduction of our workforce, integration and expected benefits from acquired businesses, ongoing capital expenditures, our ability to grow our business, the impact of the large number of grounded aircraft on demand for our products and our underlying assets, the adequacy of funds to meet our capital requirements, the ability to refinance our indebtedness, if necessary, the reduction of debt, the potential impact of new accounting pronouncements, the global recession and the impact on our business of the recent and projected decreases in passenger traffic and the size of the airline fleet.  Such forward-looking statements include risks and uncertainties and our actual experience and results may differ materially from the experience and results anticipated in such statements. Factors that might cause such a difference include those discussed in our filings with the Securities and Exchange Commission (the SEC), under the heading "Risk Factors" in this Form 10-K, as well as future events that may have the effect of reducing our available operating income and cash balances, such as unexpected operating losses, the impact of rising fuel prices on our airline customers, outbreaks in national or international hostilities, terrorist attacks, prolonged health issues which reduce air travel demand (e.g., SARS, Swine Flu), delays in, or unexpected costs associated with, the integration of our acquired or recently consolidated businesses, conditions in the airline industry, conditions in the business jet industry, problems meeting customer delivery requirements, our success in winning new or expected refurbishment contracts from customers, capital expenditures, increased leverage, possible future acquisitions, facility closures, product transition costs, labor disputes involving us, our significant customers’ suppliers or airframe manufacturers, the impact of a prolonged global recession, the possibility of a write-down of intangible assets, delays or inefficiencies in the introduction of new products, fluctuations in currency exchange rates or our inability to properly manage our rapid growth.

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

Unless otherwise indicated, the industry data contained in this Form 10-K is from the January/February 2010 issue of the Airline Monitor, December 2009 reports of the International Air Transport Association (IATA), the Boeing Current Market Outlook 2009, “The ACAS Database” or the Airbus and Boeing corporate websites.

PART 1

ITEM 1.    BUSINESS

Our Company

General

Based on our experience in the industry, we believe we are the world’s largest manufacturer of cabin interior products for commercial aircraft and business jets and the world’s leading distributor of aerospace fasteners and consumables. We sell our products directly to virtually all of the world’s major airlines and aerospace manufacturers.  In addition, through our consumables management segment, we sell a large and growing number of consumable parts to market participants in the defense industry.  Based on our experience, we believe that we have achieved leading global market positions in each of our major product categories, which include:

•	a broad line of aerospace fasteners and consumables, consisting of over 275,000 Stock Keeping Units (SKUs) serving the aerospace, commercial aircraft, business jet and military and defense industries;

•	commercial aircraft seats, including an extensive line of super first class, first class, business class, tourist class and regional aircraft seats;

•
a full line of aircraft food and beverage preparation and storage equipment, including galley systems, coffeemakers, water boilers, beverage containers, refrigerators, freezers, chillers and ovens, including microwave, high efficiency convection and steam ovens;

•	both chemical and gaseous aircraft oxygen storage, distribution and delivery systems, protective breathing equipment and a broad range of lighting products; and

•
business jet and general aviation interior products, including an extensive line of executive aircraft seats, direct and indirect overhead lighting systems, passenger and crew oxygen systems, air valve systems, high-end furniture and cabinetry.

We also provide comprehensive aircraft cabin interior reconfiguration and passenger-to-freighter conversion engineering services, galley systems, and component kits.

We were organized as a corporation in Delaware in 1987. We have substantially expanded the size, scope and nature of our business as a result of a number of acquisitions. Between 1989 and 2006, we completed 24 acquisitions, for an aggregate purchase price of approximately $1.2 billion. We believe these acquisitions enabled us to position ourselves as a preferred global supplier to our customers.  During this period we completed three major facility and product line consolidation efforts, eliminating 22 facilities. We implemented lean manufacturing and continuous improvement programs which, together with our information technology investments, have significantly improved our productivity. These facility consolidations and productivity enhancements allowed us to expand our operating margins by 570 basis points during the period from December 31, 2005 through December 31, 2008 (exclusive of a goodwill and intangible asset impairment charge in 2008).  In 2008, we completed the acquisition of the Consumables Solutions distribution business (HCS) from Honeywell International Inc. (Honeywell) for a purchase price of approximately $1.0 billion.  HCS distributed fasteners, hardware, bearings, seals, gaskets and electrical components and other consumables to the global airline, aerospace, business jet and defense industries. The combination of HCS with our existing consumables products business created the world’s leading distributor of aerospace fasteners and consumables.  As a result of this acquisition, we have eliminated 4 additional facilities, further rationalized our consumables management segment, and significantly expanded segment operating margins.  The acquisition of HCS has allowed us to alter our business mix, such that approximately one-half of our business is related primarily to the sale of consumables products and commercial aircraft spares.

Our principal executive offices and corporate headquarters are located at 1400 Corporate Center Way, Wellington, Florida 33414 and our telephone number is 561-791-5000.

Industry Overview

 The commercial and business jet aircraft cabin interior products industries encompass a broad range of products and services, including aircraft seating, passenger entertainment and service systems, food and beverage preparation and storage systems, galleys, passenger and crew oxygen storage, distribution and delivery systems, lavatories, lighting systems, evacuation equipment, and overhead bins, as well as interior reconfigurations and a variety of other engineering design, integration, installation, retrofit and certification services such as passenger-to-freighter conversions.

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

Historically, aerospace fastener and consumables revenues have been derived from the following sources:

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

 Through the strategic acquisition of HCS and its merger with our existing consumables business we have created the worldwide leader in the distribution of aerospace fasteners and consumables.  The acquisition of HCS has allowed us to alter our business mix such that approximately one-half of our business is related primarily to consumables and spares demand.

Based on industry sources and studies, we estimate that during 2009, the commercial and business jet cabin interior products industry, for the principal products of the type which we manufacture, exclusive of service revenues, had annual sales of approximately $1.8 billion and the aerospace fastener and consumables industry had annual sales of approximately $3.9 billion.  We estimate that the total worldwide installed base of commercial and general aviation aircraft cabin interior products for the principal type of products which we manufacture, valued at replacement prices, was approximately $16.5 billion as of December 31, 2009.

During 2009, global air traffic decreased by approximately 4.5% as compared with global traffic increases of 0.1% in 2008 and 7.5% in 2007. The 2009 decrease in traffic was the largest decline in history and reflects the drop in global gross domestic product, the first negative growth for the global economy since the Great Depression. In response to this economic environment, airlines, aircraft OEM’s, subcontractors and maintenance, repair and overhaul centers (MRO’s) implemented stringent cash conservation measures, which resulted in a reduction in the global fleet capacity, delays and cancellation of new aircraft purchases, the deferral of fleet refurbishment programs and a massive destocking of consumables and spare parts.  The destocking continued for most of 2009 resulting in an approximate 30% decrease in demand for commercial aircraft spares and consumables products.

Reflecting the record drop in global air traffic demand and fewer high yield premium passengers in 2009, the global airline industry recorded approximately $11 billion in global airline losses.  Global air traffic is expected to increase in 2010 by an estimated 3.0% compared with the 4.5% decline in global air traffic in 2009 and the airline industry is expected to record losses in 2010 of approximately $5.6 billion.  Further, Airline Monitor expects global air traffic to increase in 2011 by approximately 5.0% which is in-line with the long-term global air traffic growth average over the past 20 years.  IATA recently reported that international air traffic results are beginning to show some improvement.  Fourth quarter 2009 international air traffic improved approximately 2.4% compared to a year ago. Asia and the Middle East experienced significant air traffic growth of 4.7% and 16.6%, respectively, while North American and European passenger traffic continues to lag behind the rest of the world with declines of 2.0% and 2.4%, respectively.  North American air traffic in December 2009 increased approximately 10% from February 2009.  Premium passenger demand has also improved by 5% from the trough levels reached in March 2009, but is still down approximately 20% from the peak in 2008.

In 2009 the airlines have been able to access the capital markets to strengthen their balance sheets.  According to IATA, during 2009, the airline industry raised approximately $38 billion by accessing the capital markets, issuing debt and equity securities and through aircraft sales and leaseback transactions.

In addition, during 2009, business jet manufacturers significantly reduced their delivery rates, in some cases, by up to 50%, due to the global recession and other industry specific factors.  Approximately 868 business jets were delivered in 2009 versus 1,154 business jets in 2008 and 1,039 business jets in 2007.  According to industry sources, business jet deliveries are expected to decline to approximately 700 aircraft in 2010.

While our book to bill ratio was 0.9:1 during 2009, our book to bill ratio in the fourth quarter of the year was 1:1, the first quarterly period where the ratio was in excess of one in over a year.   Our backlog at December 31, 2009 was $2.7 billion, down approximately 7% as compared with our December 31, 2008 backlog (which was at record levels). We believe our December 31, 2009 backlog is well dispersed geographically; approximately 10% of our backlog was with domestic airlines, approximately 25% was with European airlines, and approximately 29% was with airlines in the Asia, Pacific and Middle East region.  The balance of our backlog was primarily with U.S. leasing companies, major aerospace suppliers and business jet manufacturers.

Other factors expected to affect the industries we serve include the following:

Long Term Growth in Worldwide Fleet.  The size of the worldwide fleet is important to us since the proper maintenance of the fleet generates ongoing demand for spare parts, refurbishment retrofits and fasteners and other consumable products.  Over the next 15 years, the Airline Monitor expects revenue passenger miles to increase at a compound annual growth rate of approximately 5.6% during the 2009 to 2024 period, increasing from 2.7 trillion miles in 2009 to approximately 6.1 trillion miles by 2024.  As a result, Airline Monitor expects the worldwide fleet of passenger aircraft to increase by approximately 82% from approximately 18,100 aircraft at December 31, 2009 to approximately 33,000 aircraft at December 31, 2024.

Existing Installed Base.  Our existing installed base of products typically generates continued retrofit, refurbishment and spare parts revenue as airlines maintain their aircraft interiors. According to industry sources, the world's active commercial passenger aircraft fleet consisted of approximately 18,100 aircraft as of December 31, 2009. Additionally, based on industry sources, there are approximately 16,200 business jets currently in service. Based on such fleet numbers, we estimate that the total worldwide installed base of commercial and general aviation aircraft cabin interior products for the principal products of the type which we manufacture, valued at replacement prices, was approximately $16.5 billion as of December 31, 2009.  The size of the installed base is expected to increase as a result of the growth in the world wide fleet and is expected to generate additional and continued demand for retrofit, refurbishment, consumables and spare parts.

Wide-Body Aircraft Deliveries.  The trend toward a global fleet with a higher percentage of wide-body aircraft is significant to us because wide-body aircraft require up to six to nine times the dollar value content for the principal products of the type which we manufacture as compared to narrow-body aircraft. According to Airline Monitor, wide-body aircraft deliveries are expected to grow at a nearly 15% compound annual growth rate over the four-year period ending 2013.  Deliveries of wide-body, long haul aircraft constitute an increasing share of total new aircraft deliveries and are an increasing percentage of the worldwide fleet. Wide-body aircraft represented approximately 21% of all new commercial aircraft (excluding regional jets) delivered over the four-year period ended December 31, 2009.  Importantly, according to Airline Monitor, over the 2010 to 2013 time period, 1,167 wide-body and super wide-body aircraft are expected to be delivered by Boeing and Airbus, representing approximately 29% of total deliveries. Wide-body aircraft carry up to three or four times the number of seats as narrow-body aircraft and have multiple classes of service, including super first class compartments, first class and business class configurations.  In addition, aircraft cabin crews on wide-body aircraft flights today may make and serve between 300 and 900 meals and may brew and serve more than 2,000 cups of coffee and serve more than 200 glasses of wine on a single flight, thereby generating substantial demand for seating products and food and beverage preparation and storage equipment, as well as extensive oxygen storage, delivery distribution systems and lighting systems.

New Aircraft Deliveries.  The number of new aircraft delivered each year is generally regarded as cyclical in nature. According to Airline Monitor, new deliveries of large commercial jets during 2009, 2008 and 2007 were 974, 852 and 888, respectively, and according to Airline Monitor’s forecast new deliveries of large commercial jets in 2010, 2011, 2012 and 2013 are expected to be approximately 945, 1,020, 1,025 and 1,010, respectively.

Shift Toward Seller Furnished Equipment for Major Systems.  Traditionally, we have sold a broad range of customized cabin interior products directly to the airlines.  Commencing with the launch of the Boeing 787 and Airbus A350 XWB, both Boeing and Airbus began selecting manufacturers for certain cabin interior systems for the production life of the aircraft.  To date, we have been selected by Boeing to manufacture our patented Pulse OxygenTM system and passenger service units for the B787 and B747-8, and we have been selected by Airbus to manufacture our next generation galley systems and our patented passenger oxygen delivery system for the A350 XWB.  We have also been selected by Boeing to manufacture cabin lighting for the next generation Boeing 737 aircraft programs.  A demand trend by airframe OEM’s toward the procurement of seller furnished equipment (“SFE”) for certain cabin and interior systems is important to us as it increases the content of our products on each such aircraft type.

Additionally, we have been selected by major business jet manufacturers to deliver next generation seating platforms for the Embraer 450 and 500, Global Gulfstream G250, Dassault 7x and HondaJet.  We have also been selected to deliver our state-of-the-art vacuum waste water system on the Dassault 7x, Embraer 450 and 500 and the Bombardier Lear 85.  Together, our SFE programs are currently valued at approximately $2.5 billion and are expected to significantly increase our content per aircraft type; however, only a small portion of these programs are included in our reported backlog at December 31, 2009.  We believe these programs provide an excellent platform for long term revenue stability over the coming years.

Growth in Passenger-to-Freighter Conversion Business.   Industry sources project that the size of the worldwide freighter fleet will almost double over the next twenty years, growing to almost 3,250 aircraft. Industry sources also estimate that during this period nearly 2,050 cargo aircraft will come from converting commercial passenger aircraft to be used as freighters. We have developed the engineering certification packages and kits to convert Airbus A300-600, B747-200, B767-200 and A300-B4 aircraft types to be used as freighters.

New Product Development.  The aircraft cabin interior products companies are engaged in extensive product development and marketing efforts for both new features on existing products and new products. These products include a broad range of amenities such as luxurious first class cabins with appointments such as lie-flat seating, mini-bars, closets, flat screen TVs and digital LED mood lighting.  We have recently introduced products including electric lie-flat first and business class seats, narrow and wide-body economy class seats, full face crew masks, Pulse Oxygen™ gaseous passenger oxygen systems for the Boeing 787 and Airbus A350 XWB, next generation galley systems for the Airbus A350 XWB, electric fully berthing business jet seating, light weight, lower maintenance waste water systems for business and commercial jets, a full range of business and executive jet seating and LED lighting products, protective breathing equipment, oxygen generating systems, new food and beverage preparation and storage equipment, kevlar barrier nets, de-icing systems and crew rests.  The success of our new product development efforts can increase demand for our products and retrofitting efforts.

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

Outsourced services include:

•	Engineering, design, integration, project management, installation and certification services;

•	Modifications and reconfigurations for commercial aircraft including passenger-to-freighter conversions and related kits; and

•	Services related to the support of product upgrades.

Competitive Strengths

We believe that we have a strong competitive position attributable to a number of factors, including the following:

   Large Installed Base.  We have a large installed base of commercial and general aviation cabin interior products, estimated to be valued at approximately $7.5 billion (for the principal type of products which we manufacture, valued at replacement prices) as of December 31, 2009. Based on our experience in the industry, we believe our installed base is substantially larger than that of our competitors. We believe that our large installed base is a strategic advantage as airlines tend to purchase aftermarket products and services, including spare parts, retrofit and refurbishment programs, from the original supplier of their equipment. As a result, we expect our large installed base to generate continued aftermarket revenue as airlines continue to maintain, evolve and reconfigure their aircraft cabin interiors.

     Operating Leverage and Low Cost Producer.  Our ability to leverage our manufacturing and engineering capabilities has allowed us to expand operating margins. As a result of our cost savings programs implemented following the downturn in the airline industry in 2001, and through our ongoing continuous improvement initiatives, global sourcing and lean manufacturing programs, our operating margins have increased substantially. For example, our 2009 operating margin of 15.3% expanded by 420 basis points over the operating margin we realized for the fiscal year ended 2005, reflecting ongoing manufacturing efficiencies, a shift in product mix as a result of the rapid growth of our consumables management segment, and operating leverage on the higher volume of sales.

Focus on Innovation and New Product Development.  We believe, based on our experience in the industry, that we are a technological leader, with the largest research and development organization in the cabin interior products industry. As of December 31, 2009, we had 851 employees in engineering, research and development and program management. We believe our engineering, research and development effort and our on-site technicians at both the airlines and airframe manufacturers enable us to play a leading role in developing and introducing innovative products to meet emerging industry trends, and thereby gain early entrant advantages. Our strong focus and continued investment in research and development allows us to compete favorably in winning new business awards. For example, we believe our technological leadership and new product development capabilities were a key factor in our ability to grow our backlog. Our backlog at December 31, 2009 of approximately $2.7 billion increased by $2.0 billion or 286% as compared to our backlog at December 31, 2004. Backlog growth over this period was driven primarily by demand for new aircraft, international aftermarket demand for retrofit of existing aircraft, including program awards in the emerging international super first class cabin interiors market.  We believe these and other program awards, coupled with expected follow-on awards for other fleets of existing aircraft for product commonality and competitive purposes, will, subject to global economic conditions, drive future sales growth and market share gains.  Introduction of new products has also led to improvements in the product mix of our current backlog, which, along with our continued focus on lean manufacturing processes and additional operating leverage, is expected to result in continued margin expansion.

Exposure to International Markets.  Our revenues are generated from multiple geographic regions.  In 2009, approximately 23% of our sales were to European customers and approximately 28% of our sales were to customers in emerging markets such as the Asia/Pacific Rim and Middle East regions.  These emerging market customers account for approximately 26% of our backlog, with domestic airlines accounting for approximately 10% of our backlog.  We believe this geographic diversification makes us less susceptible to a downturn in a specific geographic region and allows us to take advantage of regional growth trends.

Diverse Product Offering and Broad Customer Base.  In addition to serving diverse geographic regions, we also provide a comprehensive line of products and services to a broad customer base. During the three year period ended December 31, 2009, no single customer accounted for more than 10% of our consolidated revenues.  Our commercial aircraft and business jet segments have a broad range of over 200 principal customers, including all of the world’s major airlines, business jet manufacturers and completion centers.  Our consumables management segment sells consumables to over 1,700 customers throughout the world.  During the fiscal year ended December 31, 2009, approximately 8% of our sales were to Boeing and Airbus (in the aggregate) and approximately 6% were to business jet manufacturers for use in new business jets. We believe that our broad product offering and customer base make us less vulnerable to the loss of any one customer or program. We have continued to expand our available products and services based on our belief that the airline industry increasingly will seek an integrated approach to the design, development, integration, installation, testing and sourcing of aircraft cabin interior equipment. Based on our reputation for quality, service and product innovation, we believe that we are well positioned to serve the world’s airlines, aircraft manufacturers and owners and operators of business jets.

Experience with a Complex Regulatory Environment.  The airline industry is heavily regulated. The Federal Aviation Administration (the FAA) prescribes standards and licensing requirements for aircraft components, including virtually all commercial airline and general aviation cabin interior products, and licenses component repair stations within the United States. Comparable agencies, such as the European Aviation Safety Agency (the EASA), the Japanese Civil Aviation Board (the JCAB), and the Civil Aviation Administration of China (the CAAC) regulate these matters in other countries.  In order to sell certain products or services, it is necessary to obtain the required licenses for the product or service under these various regulations. In addition, designing new products to meet existing regulatory requirements and retrofitting installed products to comply with new regulatory requirements can be both expensive and time consuming. We have a long history of experience with complex regulatory environments in which we operate and believe this enables us to efficiently obtain the required approvals for new products and services.

Growth Opportunities

We believe that we will benefit from the following industry trends:

Worldwide Fleet Creates Demand for Aftermarket and Consumables Products.  Our substantial installed base provides significant ongoing revenues from replacements, upgrades, repairs and the sale of spare parts, as well as demand for consumables to support the active fleets of commercial aircraft, business jets and military aircraft.  For the fiscal years ended December 31, 2009 and 2008 approximately 50% and 56%, respectively, of our revenues were derived from aftermarket and military demand. In addition, aftermarket revenues are generally driven by aircraft usage, and as such, they have historically tended to recover more quickly than revenues from OEMs.  Worldwide air traffic is expected to grow by approximately 3.0% in 2010 and Airline Monitor forecasts that revenue passenger miles will grow at a 5.6% compound annual growth rate over the 2009-2024 period, increasing from 2.7 trillion miles in 2009 to 6.1 trillion miles by 2024.  We believe there are substantial growth opportunities for retrofit programs for the wide-body aircraft that service international routes and that the major U.S. airlines will need to invest in cabin interiors for their international fleets or face the prospect of losing market share on their international routes.

Opportunity to Substantially Expand Our Addressable Markets through our Consumables Management Business.  Our consumables management business leverages our key strengths, including marketing and service relationships with most of the world’s airlines, commercial aircraft OEMs and their suppliers, business jet OEMs and their suppliers, maintenance, repair and overhaul centers, and the military industry.  As approximately 50% of consumables demand is generated by the existing worldwide fleet, demand for aerospace hardware, fasteners, bearings, seals, gaskets, electrical components and other consumables is expected to increase over time as the fleet expands, similar to the market for cabin interior products.  The aerospace and military OEMs are increasingly outsourcing to sub-contract manufacturers, driving a channel shift, which is benefiting distributors such as our company, as many of these subcontractors tend to purchase through distributors.

Backlog Driven by Aftermarket Demand from International Airlines Retrofitting Existing Fleets. We believe that many major international airlines are in the process of reinitiating, or planning to reinitiate previously deferred cabin interior upgrade programs for twin-aisle aircraft.  This activity has been, and subject to economic conditions, is expected to continue to be driven by both the age of the existing cabin interiors as well as the desire by many of the leading international carriers to achieve a competitive advantage by investing in cabin interior products that incorporate leading comfort amenities, thereby improving passenger loads and yields, or that reduce airline operating costs by reducing maintenance costs and/or providing lower weight and fuel burn.  We believe that as international traffic begins to grow, the life cycle of premium products, such as lie-flat international business class seats and the products comprising our super first class suites, will continue to compress as airlines seek greater competitive advantage through state-of-the-art cabin interior products.

Growth of Wide-Body Aircraft Fleet.  New aircraft deliveries of wide-body aircraft are expected to continue to grow over the long term, reflecting Airline Monitor’s forecast of an approximate 5.6% compound annual growth rate in revenue passenger miles over the 2009-2024 period.  According to Airline Monitor, new deliveries of wide-body aircraft totaled 205 in 2009 and are expected to be approximately 220 in 2010, and over the 2011-2013 period, 947 wide-body aircraft deliveries are expected, averaging approximately 316 such aircraft per year or a 44% higher delivery level as compared to expected deliveries in 2010.  The Airline Monitor also predicts that nearly 4,407 twin-aisle aircraft will be delivered over the 2010-2020 timeframe or approximately 401 wide-body and super wide-body aircraft per year, which is 82% higher, on average, as compared to expected deliveries in 2010.  We expect to benefit from this trend as wide-body aircraft generally carry more than six to nine times the dollar value of products of the type that we manufacture as compared to single-aisle, or narrow-body, aircraft.

Shift Toward Seller Furnished Equipment for Major Systems.  Commencing with the launch of the Boeing 787 and Airbus A350 XWB, both Boeing and Airbus began selecting exclusive manufacturers for certain cabin interior systems for the production life of the aircraft.  To date, we have been selected by Boeing to manufacture our patented Pulse OxygenTM system and passenger service units for the B787 and B747-8, and we have been selected by Airbus to manufacture our next generation galley systems and our patented passenger oxygen delivery system for the A350 XWB.  Traditionally, some of these products and system components were customized and sold directly to the airlines that purchased aircraft from Boeing or Airbus.  This increasing designation of seller furnished equipment for major systems is important to us as it increases the content of our products on each such aircraft type.  These programs are currently valued at approximately $2.5 billion and are expected to significantly increase our content per aircraft type.  However, only a small portion of these programs were included in our reported backlog at December 31, 2009.  We believe these programs along with our other awards provide a solid platform for long term revenue stability over the coming years.

Growth of Worldwide Airline Fleet.   According to Airline Monitor, new deliveries of large commercial aircraft increased to 974 aircraft in 2009, as compared to 852 aircraft in 2008 and 888 in 2007.  According to the Airline Monitor, new aircraft deliveries are expected to total 945 in 2010 and 1,020 in 2011. The worldwide fleet of passenger aircraft was approximately 18,100 as of December 31, 2009 and, according to the Airline Monitor, is expected to increase to approximately 33,000 by December 31, 2024. As the size of the fleet expands, demand is also expected to grow for upgrade and refurbishment programs, for cabin interior products and for maintenance products, including consumables and spares.

Growth in New Aircraft Introductions Lead to New Cabin Interior Product Introductions and Major Retrofit Opportunities.  According to Airbus, 17 customers have placed orders for 202 of the new Airbus A380 super wide-body aircraft and 30 customers have placed 505 orders for the new A350 XWB. According to Boeing, through December 31, 2009, 55 customers have placed orders for 851 of the new 787 wide-body aircraft.  We believe the airliners often use the occasion of a new aircraft fleet type to introduce next generation cabin interior products and configurations that can yield the airlines greater revenues and/or cost advantages.  In such cases, we believe airlines will also invest in programs to retrofit their existing fleets to incorporate these new interior products and configurations in order to enhance their revenue and/or cost advantages realized on the new fleets and to maintain product and service commonality.

Long Term Growth in Business Jet and VIP Aircraft Markets.  Business jet deliveries decreased by 25% in 2009 as compared to 2008 after growing by 11% in 2008.  According to industry sources, new business jet deliveries are expected to total 700 in 2010 and 760 in 2011.  While business jet deliveries are expected to decline significantly in the near term, we expect that over the longer term several larger business jet types, including the Boeing and Airbus Business Jets, the Bombardier Challenger, the Global Express and the Global 5000, the Gulfstream 250, 450, 550 and 650, the Falcon 900, and the Falcon 2000 and 7x, the Embraer Legacy 450 and Legacy 500 to be significant contributors to growth in new general aviation aircraft deliveries.  This is important to us because the typical cost of cabin interior products manufactured for a large business jet can be ten times more than the cost to equip the interior of a small jet. Advances in engine technology and avionics and the continued development of fractional ownership of executive aircraft are also important growth factors for the business jet market. In addition, because the average age of the more than 16,200 general aviation and VIP jet aircraft existing today is approximately 15 years, we believe significant cabin interior retrofit and upgrade opportunities exist.

 Business Strategy

Our business strategy is to maintain a leadership position and to best serve our customers by:

•	Offering the broadest and most innovative products and services in the industry;

•	Offering a broad range of engineering services including design, integration, installation and certification services and aircraft reconfiguration;

•	Pursuing the highest level of quality in every facet of our operations, from the factory floor to customer support;

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

The following is a summary of revenues for each of our segments:

	Fiscal Year Ended December 31,
	($ in millions)
	2009		2008		2007
		% of		% of		% of
	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues

Consumables management	$798.1	41.2%	$697.3	33.0%	$386.5	23.0%
Commercial aircraft	911.3	47.0%	1,138.7	54.0%	1,098.1	65.5%
Business jet	228.3	11.8%	274.0	13.0%	193.1	11.5%
Total revenues	$1,937.7	100.0%	$2,110.0	100.0%	$1,677.7	100.0%

Consumables Management Segment

We believe, based on our experience in the industry that we are the world’s leading distributor and value added service provider of aerospace fasteners and consumables and we believe we offer one of the broadest lines of aerospace hardware and inventory management services worldwide. Through the strategic acquisition of HCS and its integration with our existing consumables management segment we believe we have created the worldwide leader in the distribution of aerospace fasteners and consumables.  The acquisition of HCS has allowed us to alter our business mix such that demand for approximately one-half of our business is related to consumables products and commercial aircraft segment spares.  Approximately 50% of our fasteners and consumables sales are to the aftermarket and military, and historically, we have shipped approximately 60% of our orders within 24 hours of receipt of the order. With over 275,000 SKUs and next-day service, we serve as a distributor for almost every major aerospace fastener manufacturer. Our service offerings include inventory management and replenishment, electronic data interchange, special packaging and bar-coding, parts kitting, quality assurance testing and purchasing assistance. Our seasoned purchasing and sales teams, coupled with state-of-the-art information technology and automated retrieval systems, provide the basis for our reputation for high quality and overnight delivery.

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

First and Business Classes.  Based upon major airlines' program selection and our backlog, we believe we are the leading worldwide manufacturer of premium class seats. Our line of first class sleeper seats incorporates full electric actuation, an electric ottoman, privacy panels and sidewall-mounted tables. Our business class seats incorporate features developed over 25 years of seating design. The business class seats include electrical or mechanical actuation, PC power ports, iPod connectivity, telephones, leg rests, adjustable lumbar cushions, four-way adjustable headrests and fiber optic reading lights. The first and business class products are substantially more expensive than tourist class seats due to these luxury appointments.

Tourist Class and Regional Jet Seats.  We believe, based on our installed base, that we are a leading worldwide manufacturer of tourist class seats and regional aircraft seats. We believe our Spectrum® coach class seat has become the industry's most popular seat platform for single-aisle aircraft since its launch in late 2002.  We believe the seat improves comfort and offers significantly improved passenger living space as well as benefiting the airlines with simplified maintenance and spare parts purchasing. Spectrum® was engineered for use across the entire single-aisle aircraft fleet, including regional jets.  We recently introduced our next generation main cabin seating platform, which we believe will be the industry’s lightest full-featured seat.  This seat platform utilizes advanced proprietary technologies that we believe will significantly reduce cost of ownership, simplify maintenance and increase overall passenger living space.

Spares.  Aircraft seats require regularly scheduled maintenance in the course of normal passenger use. Airlines depend on seat manufacturers and secondary suppliers to provide spare parts and kit upgrade programs. As a result, a significant market exists for spare parts and kit upgrades.

We believe, based on our experience in the industry, that we are the leading manufacturer of food and beverage preparation and storage equipment for both narrow and wide-body aircraft, offering a broad selection of coffee and beverage makers, water boilers, liquid containers, ovens, refrigeration equipment, oxygen delivery systems and a variety of other interior components.

Oxygen Delivery Systems.  We believe, based on our experience in the industry, that we are the leading manufacturer of oxygen storage, distribution and delivery systems for both commercial and business jet aircraft.  We have the capability to both produce all required components and to fully integrate overhead passenger service units with either chemical or gaseous oxygen equipment.  Our oxygen equipment has been approved for use on all Boeing and Airbus aircraft and is also found on essentially all general aviation and VIP aircraft.  The Boeing 787 will be the first aircraft equipped with a passenger oxygen system using our advanced Pulse OxygenTM and passenger service unit technology.  Airbus has also selected us to provide similar technology for its passenger and crew oxygen systems for the A350 XWB.

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

Waste Water Systems.  We have recently entered the vacuum waste system market. Our vacuum waste water system incorporates a proprietary design which we believe will eliminate the primary cause of failure which plagues other vacuum systems.  In addition, we believe our systems include advanced proprietary components and systems that will significantly lower the overall cost of ownership, simplify maintenance and improve lavatory hygiene.  We believe the cost of ownership savings will be achieved as a result of weight savings and reliability improvements as a result of combining our proprietary composite components with optimized integrated systems.  Our waste water systems are configurable so savings can be realized on both new aircraft and existing in-service aircraft.  We believe the design modularity will reduce airframe corrosion issues and provide for simplified, faster maintenance and ease of removal, resulting in up to a 60% in reduction in service time.

Galley Systems.  We have been selected by Airbus to provide next generation galley systems for the Airbus A350 aircraft.  Our innovative A350 galley system is designed to accommodate the aircraft’s “flex zones,” which allows the airlines to select from wide ranging galley configurations.  A modular approach to the design allows the airlines to select galley positions and configurations for their specific operational needs, while minimizing total aircraft system weight.

Engineering, Design, Integration, Installation and Certification Services.  We believe, based on our experience in the industry, that we are a leading supplier of engineering, design, integration, installation and certification services for commercial aircraft passenger cabin interiors.  We also offer to our customers in-house capabilities to design, manage, integrate, test and certify reconfigurations and modifications for commercial aircraft and to manufacture related products, including engineering kits and interface components. We provide a broad range of interior reconfiguration services which allow airlines to modify the cabin layout, install telecommunications and entertainment equipment, relocate galleys, lavatories, overhead bins, and crew rest compartments.  We believe, based on our experience in the industry, that we are a leading supplier of structural design and integration services, including airframe modifications for passenger-to-freighter conversions particularly for the Airbus A300-600.  In addition, we have performed passenger-to-freighter conversions for Airbus A300-600 and A300-B4 aircraft and Boeing 767, Boeing 747-200 Combi, Boeing 747-200 (exclusive of door surround). Freighter conversions require sophisticated engineering capabilities and very large and complex proprietary parts kits.

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

We estimate that as of December 31, 2009, we had an aggregate installed base of products produced by our commercial aircraft segment, valued at replacement prices, of approximately $6.2 billion.

Business Jet Segment

We believe, based on our experience in the industry, that we are the leading manufacturer of a broad product line of furnishings for business jets. Our products include a complete line of business jet seating and sofa products, including electric fully berthing lie flat seats, direct and indirect lighting, air valves and oxygen delivery systems as well as sidewalls, bulkheads, credenzas, closets, galley structures, lavatories, waste water systems and tables. We have the capability to provide complete interior packages for business jets and executive aircraft (i.e. head-of-state) interiors, including design services, interior components and program management services. We believe we are the preferred supplier of seating products and direct and indirect lighting systems for most business jet manufacturers.

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

We estimate that as of December 31, 2009, we had an aggregate installed base of business jet and super first class equipment, valued at replacement prices, of approximately $1.3 billion.

Research, Development and Engineering

We work closely with commercial airlines, business jet and aerospace manufacturers and global leasing companies to improve existing products and identify customers' emerging needs. Our expenditures in research, development and engineering totaled $102.6 million, $131.4 million and $127.9 million representing 5.3%, 6.2% and 7.6% of revenues for the years ending December 31, 2009, 2008 and 2007, respectively. We employed 851 professionals in engineering, research and development and program management as of December 31, 2009. We believe, based on our experience in the industry, that we have the largest engineering organization in the cabin interior products industry, with mechanical, electrical, electronic and software design skills, as well as substantial expertise in program management, materials composition and custom cabin interior layout design and certification.

Marketing and Customers

We market our aerospace fasteners and other consumables directly to the airlines, aircraft leasing companies, MROs, general aviation airframe manufacturers, first-tier suppliers to the commercial, military and defense airframe manufacturers, the airframe manufacturers and other distributors. We believe that our key competitive advantages are the breadth of our product offerings and our ability to deliver our products on a timely basis. We believe that those advantages coupled with our core competencies in product information management, purchasing and logistics management provide strong barriers to entry.

We market and sell our commercial aircraft products directly to virtually all of the world's major airlines, aircraft leasing companies and airframe manufacturers. Airlines select manufacturers of cabin interior products primarily on the basis of custom design capabilities, product quality and performance, on-time delivery, after-sales customer service, product support and price. We believe that our large installed base, our timely responsiveness in connection with the custom design, manufacture, delivery and after-sales customer service and product support, our broad product line and stringent customer and regulatory requirements, all present barriers to entry for potential new competitors in the cabin interior products market.

We believe that airlines prefer our integrated worldwide marketing approach, which is focused by airline and encompasses our entire product line. Led by senior executives, teams representing each product line serve designated airlines that together accounted for the vast majority of the purchases of products manufactured by our commercial aircraft segment including our super first class product.  Our teams have developed customer-specific strategies to meet each airline's product and service needs. We also staff "on-site" customer engineers at major airlines and airframe manufacturers to represent our entire product line and work closely with customers to develop specifications for each successive generation of products required by the airlines. These engineers help customers integrate our wide range of cabin interior products and assist in obtaining the applicable regulatory certification for each particular product or cabin configuration. Through our on-site customer engineers, we expect to be able to more efficiently design and integrate products that address the requirements of our customers. We provide program management services, integrating all on-board cabin interior equipment and systems, including installation and Federal Aviation Administration certification, allowing airlines to substantially reduce costs. We believe that we are the only supplier in the commercial aircraft cabin interior products industry with the size, resources, breadth of product line and global product support capability to operate in this manner.

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

We market our business jet products directly to all of the world's general aviation airframe manufacturers, completion centers and operators. Business jet owners typically rely upon the airframe manufacturers and completion centers to coordinate the procurement and installation of their interiors. Business jet owners select manufacturers of business jet products on a basis similar to commercial aircraft interior products: customer design capabilities, product quality and performance, on-time delivery, after-sales customer service, product support and price. We believe that potential new competitors would face a number of barriers to entering the cabin interior products market. Barriers to entry include regulatory requirements, our large installed product base, our custom design capability, manufacturing capability, delivery, and after-sales customer service, product support and our broad product line.

As of December 31, 2009, our direct sales, marketing and product support organizations consisted of 555 employees. In addition, we currently retain 38 independent sales representatives. Our sales to non-U.S. customers were approximately $1.0 billion and $1.1 billion for the fiscal years ended December 31, 2009 and 2008, respectively, which represents approximately 51% and 53% of revenues, respectively.  Approximately 66% of our total revenues were derived from airlines, aircraft leasing companies, MROs, and other commercial aircraft operators during each of the two fiscal years ended December 31, 2009. Approximately 50% and 56% of our revenues during the fiscal years ended December 31, 2009 and 2008, respectively, were from consumables, refurbishment, military, spares and upgrade programs. During the three years ended December 31, 2009, no single customer accounted for more than 10% of our consolidated revenues. The portion of our revenues attributable to particular customers varies from year to year with the airlines' scheduled purchases of new aircraft and for retrofit and refurbishment programs for their existing aircraft.  In 2009, Boeing and Airbus in the aggregate represented 8% of our sales.

Backlog

Our backlog at December 31, 2009 was $2.7 billion, as compared with backlog of $2.9 billion at December 31, 2008 and $2.2 billion at December 31, 2007. Approximately 47% of our backlog at December 31, 2009 is expected to be delivered within the next twelve months. At December 31, 2009, approximately 10% of our total backlog was with domestic airlines, approximately 25% of our backlog was with European customers, approximately 29% of backlog was with customers in emerging markets such as the Asia/Pacific Rim and the Middle East regions. The balance of our backlog is with U.S. aircraft leasing companies, major suppliers to the airframe OEM’s, MRO’s, business jet manufacturers and completion centers.  In addition to our $2.7 billion backlog, we have a number of supplier furnished equipment awards which we have won, but not yet recorded into backlog.  At December 31, 2009 we estimate the value of these awards at over $2.5 billion.

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

In March 1992, the FAA adopted Technical Standard Order C127, or TSO-C127, which provides a design approval that the FAA may issue to seat manufacturers for seats tested dynamically to meet the requirements of 14 CFR 25.562 (commonly referred to as “16G”).  We believe we have developed and certified more seat models that meet the requirements of TSO-C127 and TSO-C127 than our competitors.  The FAA and EASA also prescribe that seats meet certain flammability and electrical interference specifications.  In October 2005, the FAA adopted regulation 14 CFR 121.311(j), which requires dynamic testing of all seats installed in all new aircraft certified after January 1, 1988 and produced after October 27, 2009.  EASA is expected to establish a similar rule.  Our large installed base of 16G seats demonstrates our industry leadership in seat certification requirements.

In November 2002, our seating group became the first passenger seating supplier to sign a Partnership for Safety Plan (PSP) with the FAA. Based on established qualifications of personnel and systems, the PSP provides us with increased authority to approve test plans and reports and to witness tests. The PSP provides us with a number of business benefits including greater planning flexibility, simplified scheduling and greater program control and eliminates variables such as FAA workload and priorities.

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

Patents

We currently hold 254 U.S. patents and 243 foreign patents, as well as 131 U.S. patent applications and 282 foreign patent applications covering a variety of products. We believe that the termination, expiration or infringement of one or more of such patents would not have a material adverse effect on us.

Employees

As of December 31, 2009, we had approximately 5,500 employees. Approximately 65% of our employees are engaged in manufacturing/distribution operations and purchasing, 15% in engineering, research and development and program management, 11% in sales, marketing and product support and 9% in finance, information technology, legal and general administration. Unions represent approximately 7% of our worldwide employees. One domestic labor contract, representing approximately 5% of our employees, expires in May, 2012.  The labor contract with the only other domestic union, which represents 1% of our employees, expires in June, 2010.  The balance of our union employees are located in the U.K., the Netherlands and Germany, which tend to have government mandated union organizations.  We consider our employee relations to be good.

Financial Information About Segments and Foreign and Domestic Operations

Financial and other information by segment and relating to foreign and domestic operations for the fiscal years ended December 31, 2009, 2008 and 2007, is set forth in Note 13 to our consolidated financial statements.

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

Risks Relating to Our Industry

The airline industry is heavily regulated and failure to comply with applicable laws could reduce our sales, or require us to incur additional costs to achieve compliance, which could negatively impact our results of operations and financial condition.

The FAA prescribes standards and licensing requirements for aircraft components, including virtually all commercial airline and general aviation cabin interior products and licenses component repair stations within the United States. Comparable agencies, such as the EASA, the CAAC and the JCAB, regulate these matters in other countries. If we fail to obtain a required license for one of our products or services or lose a license previously granted, the sale of the subject product or service would be prohibited by law until such license is obtained, reinstated or renewed. In addition, designing new products to meet existing regulatory requirements and retrofitting installed products to comply with new regulatory requirements can be both expensive and time consuming.

From time to time, these regulatory agencies propose new regulations. These new regulations generally cause an increase in costs to comply with these regulations. For example, the FAA dynamic testing requirements originally established in 1988 under 14 CFR 25.562 are currently required for certain new generation aircraft types.  The recent enactment of 14 CFR 121.311(j) will require dynamic testing of all seats installed in all new aircraft produced after October 27, 2009.  EASA is expected to establish a similar rule.  Compliance with this rule may require industry participants to expand engineering, plant and equipment to ensure that all products meet this rule.  Smaller seating companies may not have the resources, financial or otherwise, to comply with this rule and may be required to sell their business or cease operations.  To the extent the FAA implements rule changes in the future, we may incur additional costs to achieve compliance.

The airline industry is subject to extensive health and environmental regulations, any violation of which could subject us to significant liabilities and penalties.

We are subject to extensive and changing federal, state and foreign laws and regulations establishing health, safety and environmental quality standards, and may be subject to liability or penalties for violations of those standards. We are also subject to laws and regulations governing remediation of contamination at facilities currently or formerly owned or operated by us or to which we have sent hazardous substances or wastes for treatment, recycling or disposal. We may be subject to future liabilities or obligations as a result of new or more stringent interpretations of existing laws and regulations. In addition, we may have liabilities or obligations in the future if we discover any environmental contamination or liability at any of our facilities, or at facilities we may acquire.

Risks Relating to Our Business

We are directly dependent upon the conditions in the airline and business jet industries and a continued economic downturn could negatively impact our results of operations and financial condition.

Global financial markets have experienced extreme volatility and disruption for more than two years, which at times, reached unprecedented levels as a result of the financial crisis affecting the banking system and participants in the global financial markets. Concerns over the tightening of the corporate credit markets, inflation, energy costs and the dislocation of the residential real estate and mortgage markets have contributed to the volatility in the global financial markets and, together with the global financial crisis, have created uncertainties for global economic conditions in the future.  The airline and business jet industries are particularly sensitive to changes in economic conditions.  In 2008 and 2009, the airline industry was parking aircraft, delaying new aircraft purchases and delivery of new aircraft, deferring retrofit programs and depleting existing inventories. The business jet industry was also severely impacted by both the recession and by declining corporate profits.

Unfavorable economic conditions have caused reduced spending for both leisure and business travel, which have also negatively affected the airline and business jet industries. The weakened global economy caused rapid declines in global air travel during 2008 and 2009.  According to IATA, the economic downturn, combined with the high fuel prices experienced during most of 2009, contributed to the worldwide airline industry’s loss of approximately $11 billion in 2009. In addition, as a result of the decline in both traffic and airfares following the September 11, 2001 terrorist attacks and threats of future terrorist attacks, SARS, H1N1, the conflicts in Iraq and Afghanistan, as well as other factors, such as increases in fuel costs and heightened competition from low-cost carriers, the world airline industry lost a total of approximately $52.8 billion in calendar years 2001-2009 which caused a significant number of airlines worldwide to declare bankruptcy or cease operations in the last nine years.

We expect, based on current economic conditions, that air traffic will begin to return to growth in 2010. Declining air traffic has, and, if the expected increase in air traffic does not occur, will continue to negatively impact our customer base. A continued economic downturn would continue to negatively impact the airline and business jet industries, which could cause a significant negative impact on our results of operations and financial condition.

There are risks inherent in international operations that could have a material adverse effect on our business operations.

While the majority of our operations are based domestically, we have significant manufacturing operations based internationally with facilities in the United Kingdom, the Netherlands and Germany.  In addition, we sell our products to airlines all over the world. Our customers are located primarily in North America, Europe and the emerging markets including the Asia/Pacific Rim region, South America and the Middle East. As a result, 51% and 53% of our revenues for the years ended December 31, 2009 and 2008, respectively, were to customers located outside the United States.

In addition, we have a number of subsidiaries in foreign countries (primarily in Europe), which have sales outside the United States. Approximately 28% and 32%, respectively, of our sales during the fiscal years ended December 31, 2009 and 2008 came from our foreign operations. Fluctuations in the value of foreign currencies affect the dollar value of our net investment in foreign subsidiaries, with these fluctuations being included in a separate component of stockholders’ equity. At December 31, 2009, we reported a cumulative foreign currency translation adjustment of approximately $31.5 million in stockholders’ equity as a result of foreign currency adjustments, and we may incur additional adjustments in future periods.  In addition, operating results of foreign subsidiaries are translated into U.S. dollars for purposes of our statement of operations at average monthly exchange rates. Moreover, to the extent that our revenues are not denominated in the same currency as our expenses, our net earnings could be materially adversely affected. For example, a portion of labor, material and overhead costs for goods produced in our production facilities in the United Kingdom, Germany and the Netherlands are incurred in British pounds or euros, but the related sales revenues are generally denominated in U.S. dollars. Changes in the value of the U.S. dollar or other currencies could result in material fluctuations in foreign currency translation amounts or the U.S. dollar value of transactions and, as a result, our net earnings could be materially adversely affected.

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

We have made many acquisitions in the past.  We may also consider future acquisitions, some of which could be material to us. We explore and conduct discussions with many third parties regarding possible acquisitions. Our ability to continue to achieve our goals may depend upon our ability to effectively acquire and integrate such companies, to achieve cost efficiencies and to manage these businesses as part of our company. For example, we are currently in the process of integrating the HCS business with the expected completion in the first half of 2010.  Successful integration of HCS's operations with those of our consumables management will depend on our ability to manage the combined operations, realize opportunities for revenue growth presented by broader product offerings and expanded geographic coverage, and to eliminate redundant and excess costs.  Our efforts to integrate HCS or future acquisitions could be materially adversely affected by a number of factors beyond our control, such as regulatory developments, general economic conditions, increased competition and the loss of certain customers resulting from the acquisition. In addition, the process of integrating these businesses could cause difficulties for us, including an interruption of, or loss of momentum in, the activities of our existing business and the loss of key personnel and customers. Further, the benefits that we anticipate from these acquisitions may not develop. Depending upon the acquisition opportunities available, we also may need to raise additional funds through the capital markets or arrange for additional bank financing in order to consummate such acquisitions.  We also may not be able to raise the substantial capital required for acquisitions and integrations on satisfactory terms, if at all.

Increased leverage could adversely impact our business and results of operations.

We may incur additional debt under our credit facility or through new borrowings to finance our operations or for future growth.  A high degree of leverage could have important consequences to us.  For example, it could:

·	increase our vulnerability to adverse economic and industry conditions;

·	require us to dedicate a substantial portion of cash from operations to the payment of debt service, thereby reducing the availability of cash to fund working capital, capital expenditures and other general corporate purposes;

·	limit our ability to obtain additional financing for working capital, capital expenditures, general corporate purposes or acquisitions;

·	place us at a disadvantage compared to our competitors that are less leveraged; and

·	limit our flexibility in planning for, or reacting to, changes in our business and in our industry.

Our total assets include substantial intangible assets.  The write-off of a significant portion of intangible assets would negatively affect our financial results.

Our total assets reflect substantial intangible assets. At December 31, 2009, goodwill and identified intangibles, net, represented approximately 36.6% of total assets. Intangible assets consist principally of goodwill and other identified intangible assets associated with our acquisitions. On at least an annual basis, we assess whether there has been an impairment in the value of goodwill and other intangible assets with indefinite lives. If the carrying value of the tested asset exceeds its estimated fair value, impairment is deemed to have occurred.  In this event, the amount is written down to fair value.  Under general accepted accounting principles in the United States, this would result in a charge to operating earnings. Any determination requiring the write-off of a significant portion of unamortized goodwill and identified intangible assets would negatively affect our results of operations and total capitalization, which could be material.  For example, during the year ended December 31, 2008, in accordance with the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 350, Intangibles – Goodwill and Other (FASB Statement No. 142, Goodwill and Other Intangible Assets) (ASC 350) we performed our annual testing of impairment of goodwill.  Adverse equity market conditions caused a decrease in market multiples, including our fiscal year end market capitalization at December 31, 2008.  The fair value of our reporting units for goodwill impairment testing were determined using valuation techniques  based on estimates, judgments and assumptions we believe were appropriate under the circumstances.  The sum of the fair values of the reporting units were evaluated based on our market capitalization determined using average share prices within a reasonable period of time near December 31, 2008, plus an estimated control premium plus the fair value of our debt obligations.  The decrease in the market multiples and our market capitalization resulted in a decline in the fair value of our reporting units as of December 31, 2008.  Accordingly, we recorded a pre-tax impairment charge related to goodwill and intangible assets of approximately $390.0 million for the year ended December 31, 2008.  We also performed our annual testing of impairment of goodwill for the year ended December 31, 2009. There was no impairment recorded in 2009. As of December 31, 2009, the remaining balances of goodwill and intangible assets were $703.2 million and $337.4 million, respectively.

We have a significant backlog that may be deferred or may not entirely be realized.

As of December 31, 2009, we had approximately $2.7 billion of backlog. Given the nature of our industry and customers, there is a risk that orders forming part of our backlog may be cancelled or deferred due to economic conditions or fluctuations in our customers’ business needs, purchasing budgets or inventory management practices. For example, at December 31, 2008, several large retrofit programs that were scheduled for delivery in 2009 were deferred until 2010 and 2011, which negatively impacted our revenues and profits for 2009. Failure to realize sales from our existing or future backlog would negatively impact our financial results.

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

We compete with numerous established companies. Some of these companies, have significantly greater financial, technological and marketing resources than we do. Our ability to be an effective competitor will depend on our ability to remain the supplier of retrofit and refurbishment products and spare parts on the commercial fleets on which our products are currently in service. It will also depend on our success in causing our products and the new products we may develop to be selected for installation in new aircraft, including next-generation aircraft, and in avoiding product obsolescence.  Developing and maintaining a competitive advantage may require continued investment in product development, engineering, supply-chain management and sales and marketing, and we may not have enough resources to make such investments, which could negatively impact our results of operations and financial condition.

We incur risk associated with new programs.

New programs with new technologies typically carry risks associated with design changes, development of new production tools, increased capital and funding commitments, ability to meet customer specifications, delivery schedules and unique contractual requirements, supplier performance, ability of the customer to meet its contractual obligations to us, and our ability to accurately estimate costs associated with such programs.  In addition, any new program may not generate sufficient demand or may experience technological problems or significant delays in the regulatory or other certification or manufacturing and delivery schedule.  If we were unable to perform our obligations under new programs to the customer’s satisfaction, if we were unable to manufacture products at our estimated costs, or if a new program in which we had made a significant investment was terminated or experienced weak demand, certification or other delays or technological problems, then our business, financial condition and results of operations could be materially adversely affected.

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

The price of our common stock is subject to sudden and material increases and decreases, and decreases could adversely affect investments in our common stock.  For example from January 1, 2009 through December 31, 2009, the sale price of our common stock has ranged from a low of $6.32 to a high of $24.29.  The price of our common stock could fluctuate widely in response to:

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

We have grown, and may continue to grow, at a rapid pace.  Our inability to properly manage or support the growth may have a material adverse effect on our business, financial condition, and results of operations and could cause the market value of our common stock to decline.

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

We may be unable to retain key personnel who are key to our operations.

Our success, among other things, is dependent on our ability to attract and retain highly qualified senior management and other key personnel.  Competition for key personnel is intense and our ability to attract and retain key personnel is dependent on a number of factors, including prevailing market conditions and compensation packages offered by companies competing for the same talent.  The inability to hire and retain these persons may adversely affect our operations.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

As of December 31, 2009, we had 27 principal operating facilities and one administrative facility, which comprised an aggregate of approximately 2.7 million square feet of space.  The following table describes the principal facilities and indicates the location, function, approximate size, and ownership status of each location.

Segment	Location	Purpose	Facility Size (Sq. Feet)	Ownership

Consumables Management	Miami, Florida	Distribution	355,800	Leased
	Hamburg, Germany	Distribution	67,300	Leased
	Carson, California	Distribution	56,500	Leased
	Earth City, Missouri	Distribution	47,000	Leased
	Hamburg, Germany	Distribution	44,000	Leased
	Stratford, Connecticut	Distribution	67,000	Leased
	Paramus, New Jersey	Distribution	36,000	Leased
	Tempe, Arizona	Distribution	34,000	Leased
	Wichita, Kansas	Distribution	49,000	Leased
Commercial Aircraft	Winston-Salem, North Carolina	Manufacturing	358,700	Leased
	Kilkeel, Ireland	Manufacturing	176,000	Leased/Owned
	Marysville, Washington	Manufacturing	155,000	Leased
	Lenexa, Kansas	Manufacturing	130,000	Leased
	Leighton Buzzard, England	Manufacturing	114,000	Owned
	Anaheim, California	Manufacturing	108,900	Leased
	Lubeck, Germany	Manufacturing	86,100	Leased
	Westminster, California	Manufacturing	85,000	Leased
	Compton, California	Manufacturing	63,400	Leased
	Nieuwegein, the Netherlands	Manufacturing	47,400	Leased
	Pacoima, California	Manufacturing	28,800	Leased
	Rockford, Illinois	Manufacturing	14,100	Leased
	Everett, Washington	Manufacturing	25,200	Leased
Business Jet	Miami, Florida	Manufacturing	146,000	Leased
	Holbrook, New York	Manufacturing	27,900	Leased
	Fenwick, West Virginia	Manufacturing	148,800	Owned
	Nogales, Mexico	Manufacturing	62,400	Leased
	Tucson, Arizona	Manufacturing	90,500	Leased
Corporate	Wellington, Florida	Administrative	28,700	Leased/Owned
			2,653,500

We believe that our facilities are suitable for their present intended purposes and are adequate for our present and anticipated level of operations.

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

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the Nasdaq Global Select Market under the symbol "BEAV.”  The following table sets forth, for the periods indicated, the range of high and low per share sales prices for the common stock as reported by Nasdaq.

	Fiscal Year Ended December 31,
	(Amounts in Dollars)
	2009		2008
	High	Low	High	Low
First Quarter	$11.48	$6.32	$53.79	$30.41
Second Quarter	17.67	8.10	43.51	23.04
Third Quarter	21.05	11.55	28.70	12.50
Fourth Quarter	24.29	17.47	15.61	5.37

On February 23, 2010, the last reported sale price of our common stock as reported by NASDAQ was $25.48 per share.  As of such date, based on information provided to us by Computershare, our transfer agent, we had approximately 1,551 registered holders, and because many of these shares are held by brokers and other institutions on behalf of the beneficial holders, we are unable to estimate the number of beneficial shareholders represented by these holders of record.

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

The following line graph compares the annual percentage change in the Company’s cumulative total shareholder return on our common stock relative to the cumulative total returns of the NASDAQ Composite index, the Dow Jones US Airlines index and the Dow Jones US Aerospace & Defense index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in the Company's common stock and in each of the indexes on 12/31/2004 and its relative performance is tracked through 12/31/2009.

Following is a summary of repurchases of our common stock during the three-month period ended December 31, 2009.

			Total Number of
			Shares Purchased
	Total Number		as Part of Publicly
	of Shares	Average Price Paid	Announced Plans
	Purchased (1)	per Share	or Programs
October 1-31	--	$--	--
November 1 - 30	31,994	19.82	--
December 1 - 31	3,730	23.13	--
	35,724	$20.16	--

(1)
All of the 35,724 shares purchased during the three-month period ended December 31, 2009 were acquired from employees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting of restricted stock grants.  These shares were not part of a publicly announced program to purchase common shares.

ITEM 6.    SELECTED FINANCIAL DATA
(In millions, except per share data)

The financial data for each of the years in the five year period ended December 31, 2009 have been derived from financial statements that have been audited by our independent registered public accounting firm. The following financial information is qualified by reference to, and should be read in conjunction with, Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our historical financial statements, including notes thereto, which are included in Item 15 of this Form 10-K.  Our historical results are not necessarily indicative of our future results.

	Fiscal Year Ended December 31,
	2009	2008	2007	2006	2005
Statements of Earnings (Loss) Data:
Revenues	$1,937.7	$2,110.0	$1,677.7	$1,128.2	$844.1
Cost of sales	1,268.5	1,386.5	1,107.6	731.7	548.5
Selling, general and administrative	270.5	238.3	195.2	159.6	136.4
Research, development and engineering	102.6	131.4	127.9	88.6	65.6
Asset impairment charge (1)	--	390.0	--	--	--
Operating earnings (loss)	296.1	(36.2)	247.0	148.3	93.6
Operating margin	15.3%	(1.7%)	14.7%	13.1%	11.1%
Interest expense, net	88.4	48.0	20.9	38.9	59.3
Debt prepayment costs	3.1	3.6	11.0	19.4	--
Earnings (loss) before income taxes	204.6	(87.8)	215.1	90.0	34.3
Income tax expense (benefit)(2)	62.6	11.6	67.8	4.4	(50.3)
Net earnings (loss)	$142.0	$(99.4)	$147.3	$85.6	$84.6

Basic net earnings (loss) per share:
Net earnings (loss)	$1.44	$(1.05)	$1.67	$1.11	$1.44
Weighted average common shares	98.5	94.3	88.1	77.1	58.8

Diluted net earnings (loss) per share:
Net earnings (loss)	$1.43	$(1.05)	$1.66	$1.10	$1.39
Weighted average common shares	99.3	94.3	88.8	78.0	60.8

Balance Sheet Data (end of period):
Working capital	$1,286.9	$1,173.7	$711.6	$456.0	$573.4
Goodwill, intangible and other assets, net	1,087.9	1,081.7	635.6	636.2	525.3
Total assets	2,840.1	2,930.1	1,772.0	1,497.7	1,426.5
Long-term debt, net of current maturities	1,018.5	1,117.2	150.3	502.0	677.4
Stockholders' equity	1,447.5	1,266.5	1,258.1	706.0	569.6
Other Data:
Depreciation and amortization	$49.5	$40.7	$35.0	$29.4	$28.6

(1)  During the year ended December 31, 2008, in accordance with ASC 350 we performed our annual testing of impairment of goodwill.  Adverse equity market conditions caused a decrease market multiples at December 31, 2008.  The fair value of our reporting units for goodwill impairment testing were determined using valuation techniques based on estimates, judgments and assumptions we believe were appropriate under the circumstances.  The sum of the fair values of the reporting units were evaluated based on our market capitalization determined using average share prices within a reasonable period of time near December 31, 2008 plus an estimated control premium plus the fair value of our debt obligations.  The decrease in the market multiples and our market capitalization resulted in a decline in the fair value of our reporting units as of December 31, 2008.  Accordingly, we recorded a pre-tax impairment charge related to goodwill and intangible assets of approximately $390.0 million.

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

•	both chemical and gaseous aircraft oxygen delivery, distribution and storage systems, protective breathing equipment and a broad range of lighting products; and

•
business jet and general aviation interior products, including an extensive line of executive aircraft seats, direct and indirect overhead lighting systems, oxygen delivery systems, air valve systems, high-end furniture and cabinetry.

We also provide comprehensive aircraft cabin interior reconfiguration and passenger-to-freighter conversion engineering services, galley systems and component kits.

We generally derive our revenues from refurbishment or upgrade programs for the existing worldwide fleets of commercial and general aviation aircraft and from the sale of our cabin interior equipment for new aircraft deliveries as well as consumable products for both the new build market and the aftermarket.  For the 2009, 2008 and 2007 fiscal years, approximately 50%, 56% and 60% of our revenues, respectively, were derived from our aftermarket and military consumables products with the remaining portions attributable to the sale of cabin interior equipment associated with new aircraft deliveries. We believe our large installed base of products, estimated to be approximately $7.5 billion as of December 31, 2009 (valued at replacement market prices), gives us a significant advantage over our competitors in obtaining orders both for spare parts and for refurbishment programs, principally due to the tendency of the airlines to purchase equipment for such programs from the incumbent supplier.

We conduct our operations through strategic business units that have been aggregated under three reportable segments: consumables management, commercial aircraft and business jet.

Revenues by reportable segment for the years ended December 31, 2009, 2008 and 2007 were as follows:

	Fiscal Year Ended December 31,
	2009		2008		2007
		% of		% of		% of
	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues

Consumables management	$798.1	41.2%	$697.3	33.0%	$386.5	23.0%
Commercial aircraft	911.3	47.0%	1,138.7	54.0%	1,098.1	65.5%
Business jet	228.3	11.8%	274.0	13.0%	193.1	11.5%
Total revenues	$1,937.7	100.0%	$2,110.0	100.0%	$1,677.7	100.0%

Revenues by domestic and foreign operations for the years ended December 31, 2009, 2008 and 2007 were as follows:

	Fiscal Year Ended December 31,
	2009	2008	2007
Domestic	$1,399.5	$1,428.8	$1,036.6
Foreign	538.2	681.2	641.1
Total revenues	$1,937.7	$2,110.0	$1,677.7

Revenues by geographic segment (based on destination) for the years ended December 31, 2009, 2008 and 2007 were as follows:

	Fiscal Year Ended December 31,
	2009		2008		2007
		% of		% of		% of
	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues

U.S.	$943.3	48.7%	$994.4	47.1%	$749.5	44.7%
Europe	449.3	23.2%	508.9	24.1%	468.0	27.9%
Asia, Pacific Rim,
Middle East and other	545.1	28.1%	606.7	28.8%	460.2	27.4%
Total revenues	$1,937.7	100.0%	$2,110.0	100.0%	$1,677.7	100.0%

Between 1989 and 2006, we substantially expanded the size, scope and nature of our business through 24 acquisitions for an aggregate purchase price of approximately $1.2 billion.

During the third quarter of 2008, we acquired Honeywell’s Consumable Solutions distribution business, for the aggregate purchase price of approximately $1.0 billion. The HCS business distributed consumables parts and supplies to aviation industry manufacturers, airlines, and aircraft repair and overhaul facilities.  The combination of HCS with our consumables management segment positioned us as the leading global distributor and value-added provider of aerospace fasteners and other consumable products.  The combined business serves as a distributor for every major aerospace fastener manufacturer in the world. The combination of HCS with our existing distribution business created the world’s leading distributor of aerospace fasteners and consumables thereby allowing us to alter our business mix, such that approximately one-half of our business is related to the sale of consumables products and commercial aircraft spares.

New product development is a strategic initiative for us. Our customers regularly request that we engage in new product development and enhancement activities. We believe that these activities protect and enhance our leadership position. We believe our investments in research and development over the past several years have been the driving force behind our ongoing market share gains.  Research, development and engineering spending was approximately 5.3% of sales during 2009 and is expected to remain at approximately that percentage of sales for the next several years.

We also believe in providing our businesses with the tools required to remain competitive. In that regard, we have invested, and will continue to invest in, property and equipment that enhances our productivity. Taking into consideration recent program awards to deliver multi-year programs for the A350, our targeted capacity utilization levels, recent acquisitions and current industry conditions, we expect that capital expenditures will be approximately $55-65 million over the next twelve months.

Our global customers continue to be impacted by weak demand for passenger travel which has resulted in sharply lower yields for the global airline industry.  Global air traffic in 2009 decreased by approximately 4.5% as compared with global traffic increases of 0.1% in 2008, and 7.5% in 2007.  The 2009 decrease in traffic was the largest decline in history and reflects the drop in global gross domestic product, the first negative growth for the global economy since the Great Depression.  In response to this economic environment, airlines, aircraft OEM’s, subcontractors and MRO’s implemented stringent cash conservation measures, which resulted in a reduction in the global fleet capacity, delays and cancellation of new aircraft purchases, the deferral of fleet refurbishment programs and a massive destocking of consumables and spare parts.  The destocking continued for most of 2009 resulting in an approximate 30% decrease in demand for commercial aircraft spares and consumables products.  In addition, due to the demand factors discussed above, business jet manufacturers have significantly reduced their delivery rates by, in some cases, up to 50%.  We have responded to these events by initiating intensive cost reduction initiatives, which included reducing our headcount by almost 1,700 people, or approximately 24%, from peak employment levels in July 2008, while still maintaining high service levels and quality products for our customers.  Additionally, the cost synergies associated with our ongoing HCS integration, combined with the continued success of our corporate-wide lean and supply chain initiatives, have further reduced our cost structure.  We expect that demand for our products will improve in 2010 consistent with the expected higher level of global air traffic.

Despite these difficult industry conditions, we expect that our strategic decision to alter our business mix such that approximately one-half of our business is related to consumables and spares demand, as well as our strategic focus on OEM direct or seller furnished equipment programs will positively impact our business in the future.

RESULTS OF OPERATIONS

    In order to present our financial results on a more comparable basis, certain information in the following discussion and analysis is presented after giving effect to the HCS acquisition.  Amounts presented on a “proforma” basis have been calculated as if the HCS acquisition had occurred on January 1, 2008.

Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008

Revenues for the year ended December 31, 2009 were $1,937.7, a decrease of 8.2% as compared to 2008.

Revenues for each of our segments are set forth in the following table:

	Fiscal Year Ended December 31,
		2008	2008	Change	% Change
	2009	As Reported	Proforma	Proforma	Proforma
Consumables management	$798.1	$697.3	$1,043.1	$(245.0)	-23.5%
Commercial aircraft	911.3	1,138.7	1,138.7	(227.4)	-20.0%
Business jet	228.3	274.0	274.0	(45.7)	-16.7%
Total revenues	$1,937.7	$2,110.0	$2,455.8	$(518.1)	-21.1%

Consumables management segment revenues increased by $100.8 or 14.5% as compared with the prior year.    The higher level of revenues at the consumables management segment were the result of the acquisition of HCS in July of 2008. On a proforma basis, 2009 consumables management segment revenues decreased by $245.0 or 23.5% as compared with 2008. The decline in consumables management segment revenues reflects reduced activity at airline and MRO maintenance facilities, reduced aircraft capacity, a decrease in revenue passenger miles flown, and substantially reduced activity at business jet manufacturers. 2009 commercial aircraft segment revenues of $911.3 declined 20.0% as compared with the prior year, reflecting retrofit program push outs, reduced activity at airlines and MRO maintenance facilities, reduced aircraft capacity and a lower level of revenue passenger miles flown. 2009 business jet segment revenues of $228.3 decreased by $45.7 or 16.7% reflecting reduced demand for new business jets as a result of the economic downturn.

Cost of sales for the current period of $1,268.5 decreased by $118.0 or 8.5% compared with $1,386.5 cost of sales in the prior year primarily due to a decrease in revenues of $172.3 or 8.2%. Cost of sales as a percentage of revenues was 65.5% in 2009 and 65.7% in 2008.

Selling, general and administrative (SG&A) expenses for 2009 were $270.5 or 14.0% of revenues, as compared with $238.3, or 11.3% of revenues in 2008.  SG&A expense increased in 2009 as compared with 2008 primarily as a result of including HCS for full year 2009, which in 2008 was included only for the period subsequent to July 28, 2008, a $14.4 favorable foreign exchange effect in 2008 as compared with a $9.1 cost during 2009, a $10.1 increase in acquisition, integration and transition costs (AIT) related to the HCS acquisition, offset by our cost reduction initiatives, including an approximate 24% reduction in headcount as compared with our headcount at June 30, 2008.

Research, development and engineering expenses for 2009 were $102.6 or 5.3% of sales, as compared to $131.4 or 6.2% of sales in 2008, and reflect the lower level of spending associated with customer specific engineering activities.   2009 research, development and engineering expenses include new product development activities and certification efforts related to a number of new products.  The 90 basis point decline in research, development and engineering expenses as a percentage of sales is due to the change in business mix as a result of the HCS acquisition.  During 2009, we applied for 108 U.S. and foreign patents as compared with 98 during 2008.

Operating earnings were $296.1 in 2009, compared with an operating loss of $36.2 in 2008. On a proforma basis, and excluding the $390.0 goodwill and asset impairment charges, operating earnings for 2009 decreased by $97.7  as a result of the 21.1% decrease in revenues, a $10.1 increase in AIT costs and $23.5 of net unfavorable impact from foreign exchange.

The following is a summary of operating earnings performance by segment:

	As Reported				Proforma and Excluding Asset Impairment Charges
	Fiscal Year Ended December 31,				Fiscal Year Ended December 31,
				Percent				Percent
	2009	2008	Change	Change	2009	2008	Change	Change
Consumables management	$151.0	$(151.7)	$302.7	-199.5%	$151.0	$198.5	$(47.5)	-23.9%
Commercial aircraft	121.0	78.2	$42.8	54.7%	121.0	158.0	$(37.0)	-23.4%
Business jet	24.1	37.3	$(13.2)	-35.4%	24.1	37.3	$(13.2)	-35.4%
Total operating earnings (loss)	$296.1	$(36.2)	$332.3	-918.0%	$296.1	$393.8	$(97.7)	-24.8%

Consumables management segment operating earnings were $151.0 in 2009.  Consumables management segment operating loss of $151.7 in 2008 reflects $310.2 of goodwill and intangible asset impairment charges.  Exclusive of these charges, 2008 operating earnings would have been $158.5. On a proforma basis and excluding the goodwill and intangible asset impairment charges, operating earnings decreased by $47.5, or 23.9% on the 23.5% decrease in revenues.

Commercial aircraft segment 2009 operating earnings were $121.0, or 13.3% of revenues.  2008 operating earnings of $78.2, included $79.8 of goodwill and intangible asset impairment charges.  Exclusive of these charges, 2008 operating earnings would have been $158.0.  Excluding the impact of goodwill and intangible asset impairment charges in 2008, commercial aircraft segment 2009 operating earnings decreased by $37.0 or 23.4% on the 20.0% decrease in revenues. The 60 basis point decrease in operating margin was primarily due to a $227.4, or 20.0% decrease in revenues and approximately $9.0 of unfavorable foreign exchange effects in 2009 as compared with $16.6 of favorable foreign exchange effects in 2008, offset by successful cost reduction initiatives, improved manufacturing efficiencies and an overall improved mix of product revenue in 2009.

Business jet segment’s 2009 operating earnings of $24.1 decreased by $13.2, or 35.4%, as compared with the prior year, reflecting the 16.7% decrease in revenues, an unfavorable mix of product revenue and the negative impact of reduced operating leverage in the current period.

Net interest expense for 2009 of $88.4 was $40.4 higher than the net interest expense in 2008, primarily due to the increase in long-term debt associated with the July 2008 HCS acquisition.   We incurred debt prepayment costs of $3.1 in 2009 related to a $100.0 prepayment of long-tem debt; we incurred debt prepayment costs of $3.6 in 2008 related to the termination of the bank credit facilities existing at the time of the HCS acquisition.

Earnings before income taxes in 2009 were $204.6, as compared to loss before income taxes of $87.8 in 2008.  Excluding the impact of the 2008 goodwill and intangible asset impairment charge, 2009 earnings before income taxes of $204.6 decreased by $97.6, or 32.3% as a result of the factors described above.

Income taxes during 2009 were $62.6, or 30.6% of earnings before income taxes.  A significant portion of the 2008 goodwill and intangible asset impairment charge was non-deductible for tax purposes, which resulted in income tax expense of $11.6 in 2008.  Excluding the impact of the goodwill and intangible asset impairment charges, our 2008 income tax expense was $101.6, representing an effective tax rate of 33.6%.  Our effective tax rate in 2009 decreased as compared with 2008 primarily due to higher research and development tax credits arising from tax reduction initiatives completed during 2009.

2009 net earnings and net earnings per diluted share were $142.0 and $1.43, respectively, as compared to 2008 net loss and net loss per diluted share of ($99.4) and ($1.05), respectively, due to the reasons described above.

Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007

Record revenues for the year ended December 31, 2008 were $2,110.0, an increase of 25.8% as compared to 2007.

Revenues for each of our segments are set forth in the following table:

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

Cost of sales for 2008 of $1,386.5, or 65.7% of revenues, increased by $278.9 compared to $1,107.6, or 66.0% of revenues in 2007. The 30 basis point decrease in 2008 is due to the change in business mix as a result of the acquisition of HCS, offset by margin expansion at both the commercial aircraft and business jet segments.

Selling, general and administrative expenses in 2008 were $238.3, or 11.3% of sales, compared to $195.2, or 11.6% in 2007.  The increase in spending is primarily due to the HCS acquisition ($28.9), and higher commissions, compensation and benefits ($13.7) associated with the 25.8% increase in revenues and a nearly 32% increase in backlog from December 31, 2007, offset by favorable exchange effects ($14.4).  Selling, general and administrative expenses as a percentage of sales decreased by 30 basis points, reflecting the operating leverage in our business.

Research, development and engineering expenses for 2008 were $131.4, or 6.2% of sales, compared to $127.9, or 7.6% of sales in the prior year, and reflect the higher level of spending associated with customer specific engineering activities, new product development activities (primarily at the commercial aircraft segment), certification efforts related to a number of new products, including products for the new Boeing 787 Dreamliner Aircraft, Airbus A350 XWB, as well as new product spending for new business jet aircraft (Cessna Citation Columbus, Gulfstream 650, Dassault Falcon 7X and Embraer Legacy 450 and Legacy 500) and the super first class suite of products.  The 140 basis point decline in research, development and engineering expenses as a percentage of sales is due to the change in business mix as a result of the HCS acquisition.  During 2008, we applied for 98 U.S. and foreign patents versus 88 during 2007.

During the year ended December 31, 2008, in accordance with ASC 350 we performed our annual testing of impairment of goodwill.  Adverse equity market conditions caused a decrease in market multiples, including our fiscal year end market capitalization at December 31, 2008.  The fair value of our reporting units for goodwill impairment testing were determined using valuation techniques  based on estimates, judgments and assumptions that we believe were appropriate under the circumstances.  The sum of the fair values of the reporting units were evaluated based on our  market capitalization determined using average share prices within a reasonable period of time near December 31, 2008, plus an estimated control premium plus the fair value of our debt obligations.  The decrease in the current market multiples and our market capitalization resulted in a decline in the fair value of our reporting units as of December 31, 2008, we recorded a pre-tax asset impairment charge related to goodwill and intangible assets of approximately $390.0.

As a result of the $390.0 asset impairment charge, our 2008 operating loss was ($36.2) as compared to 2007 operating earnings of $247.0, or 14.7% of sales in 2007. Operating earnings, exclusive of the asset impairment charge, increased by 43.2% due to the 25.8% revenue growth and a 210 basis point expansion in operating margin to 16.8% of sales, reflecting our high in quality backlog.

The following is a summary of operating earnings performance by segment:

	As Reported				Excluding Asset Impairment Charges
	Fiscal Year Ended December 31,				Fiscal Year Ended December 31,
				Percent				Percent
	2008	2007	Change	Change	2008	2007	Change	Change
Consumables management	$(151.7)	$85.5	$(237.2)	(277.4)%	$158.5	$85.5	$73.0	85.4%
Commercial aircraft	78.2	141.8	(63.6)	(44.9)%	158.0	141.8	16.2	11.4%
Business jet	37.3	19.7	17.6	89.3%	37.3	19.7	17.6	89.3%
Total operating (loss) earnings	$(36.2)	$247.0	$(283.2)	(114.7)%	$353.8	$247.0	$106.8	43.2%

Consumables management segment operating loss of $151.7 in 2008 reflects $310.2 of goodwill and intangible asset impairment charges.  Exclusive of these charges, operating earnings would have been $158.5, representing an increase of $73.0, or 85.4%, due to an 80.4% increase in revenue and a 60 basis point increase in operating margin. Consumables management segment operating earnings in 2008 were also impacted by $9.7 of acquisition and integration costs related to the HCS acquisition and $21.2 of unfavorable contract accrual adjustments related to the HCS acquisition.  On a proforma basis, giving effect to the acquisition of HCS as if it occurred on January 1, 2007, and excluding the goodwill and asset impairment charges, revenues in 2008 of $1,043.6 would have increased by $120.0, or 13.0% as compared to proforma revenues in 2007 of $923.6, and proforma operating earnings would have increased by 41.2% to $198.5 (19.0% of sales), as compared to $140.6 in 2007.  Proforma operating earnings, including the goodwill and asset impairment charges incurred in 2008, would have been ($104.7) and $140.6, for the years ended December 31, 2008 and 2007, respectively.

For the year ended December 31, 2008, commercial aircraft segment operating earnings of $78.2 reflect $79.8 of goodwill and intangible asset impairment charges. Exclusive of these charges, 2008 operating earnings increased by $16.2, or 11.4% as compared to 2007, primarily due to a 100 basis point expansion in operating margin.  Excluding goodwill and asset impairment charges, operating margin at commercial aircraft segment expanded by 100 basis points during 2008 reflecting synergies associated with the Draeger acquisition, improved efficiencies associated with major seating programs and successful cost reduction initiatives and favorable foreign exchange effects as a result of the strengthening of the U.S. dollar in the second half of 2008, offset by an overall weaker product revenue mix. Excluding goodwill and asset impairment charges, operating margin at commercial aircraft segment has expanded by 460 basis points over the 2005-2008 period.

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

Loss before income taxes in 2008 was ($87.8), as compared to earnings before income taxes of $215.1 in 2007.  Excluding the goodwill and intangible asset impairment charges, the 2008 earnings before income taxes were $302.2, an increase of $87.1, or 40.5% compared to 2007, due to factors described above.

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

LIQUIDITY AND CAPITAL RESOURCES

Current Financial Condition

Current Financial Condition

As of December 31, 2009, our net debt-to-net-capital ratio was 38.3%.  Net debt was $898.6, which represented total debt of $1,018.7, less cash and cash equivalents of $120.1. At December 31, 2009, there was $418.4 in term debt outstanding under the senior secured credit facility, which consists of a $350.0 revolving credit facility and a $525.0 six-year term loan facility, due July 2014. There were no borrowings outstanding under the revolving credit facility of our credit agreement and we have no debt maturities until 2014.  Our 8.5% Senior Notes are due in 2018.  Our liquidity requirements consist of working capital needs, ongoing capital expenditures and payments of interest and principal on our indebtedness. Our primary requirements for working capital are directly related to the level of our operations.

Working capital as of December 31, 2009 was $1,286.9, an increase of $113.2 as compared with working capital at December 31, 2008. During 2009, we successfully completed our initiative to bring HCS inventories in line with our distribution stocking business model.  This effort was the primary driver behind the $73.1 increase in net inventory, all of which occurred in the first half of the year.

Cash Flows

As of December 31, 2009, cash and cash equivalents were $120.1 as compared to $168.1 at December 31, 2008.  Cash provided by operating activities was $82.3 for the year ended December 31, 2009 as compared to $115.5 for the year ended December 31, 2008. The primary sources of cash provided by operating activities during 2009 were net earnings of $142.0, depreciation and amortization of $49.5, non-cash compensation of $24.1, a $55.2 decrease in accounts receivable, a $16.5 decrease in other current assets and other assets and a deferred income tax provision of $45.3. The primary use of cash in operating activities during the year ended December 31, 2009 was primarily related to a decrease of $181.5 in accounts payable and accrued liabilities and a $73.1 net increase in inventories, which was principally related to our initiative to bring the HCS inventories in-line in our consumables management segment stocking distributor business model (which was completed in the first half of 2009).  The primary sources of cash provided by operating activities during 2008 were a net loss of $99.4 offset by a non-cash charge for goodwill and intangible asset impairment of $390.0, depreciation and amortization of $40.7, non-cash compensation of $15.5, a $50.9 increase in accounts payable and accrued liabilities, a $14.7 increase in deferred income taxes and an $8.7 provision for doubtful accounts.  The primary use of cash in operating activities during the year ended December 31, 2008 was primarily related to a $262.0 investment in inventories, and a $22.2 increase in accounts receivable.

The primary use of cash in investing activities during the year ended December 31, 2009 was related to capital expenditures of $28.4. The primary use of cash in investing activities during the year ended December 31, 2008 was related to the HCS acquisition of $907.5 and capital expenditures of $31.7.

During 2009, we prepaid $100.0 of our term loan facility from cash provided by operating activities. During 2008, we prepaid $150.0 of our bank term loan with proceeds from the financing of the HCS acquisition.

Capital Spending

Our capital expenditures were $28.4 and $31.7 during the years ended December 31, 2009 and 2008, respectively.  Taking into consideration our backlog, recent program awards to deliver multi-year programs for the A350 aircraft, targeted capacity utilization levels, recent capital expenditure investments, the HCS acquisition and current industry conditions, we anticipate capital expenditures of approximately $55-$65 for the next twelve months.  We have no material commitments for capital expenditures. We have, in the past, generally funded our capital expenditures from cash from operations and funds available to us under bank credit facilities. We expect to fund future capital expenditures from cash on hand, from operations and from funds available to us under our senior secured credit facility.

Between 1989 and 2009, we completed 25 acquisitions for an aggregate purchase price of approximately $2.2 billion.  Following these acquisitions, we rationalized the businesses, reduced headcount by approximately 5,500 employees and eliminated 26 facilities.  We have financed these acquisitions primarily through issuances of debt and equity securities.

Outstanding Debt and Other Financing Arrangements

Long-term debt at December 31, 2009 consisted of $600.0 aggregate principal amount of the Company’s 8.5% Senior Notes due 2018 (Senior Notes) and $418.4 outstanding under the term loan facility of the Company’s senior secured credit facility (Credit Agreement). In the fourth quarter of 2009, we made a $100.0 prepayment of our term loan facility.

On July 1, 2008, we issued $600.0 aggregate principal amount of our 8.5% Senior Notes due 2018, in an offering registered pursuant to the Securities Act.  The net proceeds of our offering of Senior Notes were used, together with borrowings under the Term Loan Facility described below and an issuance of our common stock to Honeywell, to pay for the HCS acquisition, to repay approximately $150.0 outstanding under our Old Credit Agreement described below, and to pay transaction fees and expenses.

On July 28, 2008, we entered into a senior secured credit facility, dated as of July 28, 2008 consisting of (a) a five-year, $350.0 revolving credit facility (the Revolving Credit Facility) and (b) a six-year, $525.0 term loan facility (the Term Loan Facility).  Borrowings under the Revolving Credit Facility bear interest at an annual rate equal to the London interbank offered rate (LIBOR) (as defined) plus 275 basis points or prime (as defined) plus 175 basis points. There were no amounts outstanding under the Revolving Credit Facility as of December 31, 2009.  Borrowings under the Term Loan Facility bear interest at an annual rate equal to LIBOR plus 275 basis points or prime (as defined) plus 175 basis points (5.75% at December 31, 2009).  During 2009 we prepaid $100.0 of our Term Loan Facility and $418.4 was outstanding under the Term Loan Facility as of December 31, 2009.  Letters of credit outstanding under the Credit Agreement aggregated approximately $4.3 as of December 31, 2009.

During 2008, we prepaid approximately $150.0 outstanding under our Amended and Restated Credit Agreement, dated as of August 25, 2006 (the Old Credit Agreement).  The Old Credit Agreement was terminated as of July 28, 2008.

Contractual Obligations

The following charts reflect our contractual obligations and commercial commitments as of December 31, 2009. Commercial commitments include lines of credit, guarantees and other potential cash outflows resulting from a contingent event that requires performance by us or our subsidiaries pursuant to a funding commitment.

Contractual Obligations	2010	2011	2012	2013	2014	Thereafter	Total
Long-term debt and other non-current liabilities (1)	$0.2	$1.3	$0.7	$0.8	$419.3	$611.8	$1,034.1
Operating leases	24.5	21.0	17.6	15.5	14.3	67.8	160.7
Purchase obligations (2)	29.2	6.0	4.4	2.0	1.8	1.6	45.0
Future interest payment on outstanding debt (3)	76.7	76.7	76.7	76.7	65.9	178.5	551.2
Total	$130.6	$105.0	$99.4	$95.0	$501.3	$859.7	$1,791.0

Commercial Commitments
Letters of Credit	$4.3	--	--	--	--	--	$4.3

(1)
Our liability for unrecognized tax benefits of $15.9 at December 31, 2009 has been omitted from the above table because we cannot determine with certainty when this liability will be settled.  It is reasonably possible that the amount of liability for unrecognized tax benefits will change in the next twelve months; however, we do not expect the change to have a material impact on our consolidated financial statements.

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

(3)
Interest payments include estimated amounts due on our outstanding term loan of our Senior Secured Credit Facility based on the actual interest rate at December 31, 2009 and estimated interest payments due on the 8.5% Senior Notes based on the stated rate of 8.5%.  Actual interest payments on our obligations under the Senior Secured Credit Facility will fluctuate based on LIBOR or prime pursuant to the terms of the senior secured credit facility.

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

Off-Balance-Sheet Arrangements

Lease Arrangements

We finance our use of certain equipment under committed lease arrangements provided by various financial institutions.  Since the terms of these arrangements meet the accounting definition of operating lease arrangements, the aggregate sum of future minimum lease payments is not reflected in our consolidated balance sheet.  Future minimum lease payments under these arrangements aggregated approximately $160.7 at December 31, 2009.

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

Deferred Tax Assets

We maintained a tax valuation allowance of $10.5 as of December 31, 2009, primarily related to foreign tax credits and foreign net operating losses.

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

Revenue Recognition

Product revenues are recorded when the earnings process is complete. This generally occurs when the products are shipped to the customer in accordance with the contract or purchase order, risk of loss and title has passed to the customer, collectibility is reasonably assured and pricing is fixed and determinable. In instances where title does not pass to the customer upon shipment, we recognize revenue upon delivery or customer acceptance, depending on the terms of the sales contract.

Service revenues primarily consist of engineering activities and are recorded when services are performed.

Revenues and costs under certain long-term contracts are recognized using contract accounting under the percentage-of-completion method in accordance with ASC 605, Construction – Type and Production – Type Contracts (the American Institute of Certified Public Accountants Statement of Position 81-1, Accounting for Performance of Construction – Type and Certain Production – Type Contracts) (ASC 605), with the majority of the contracts accounted for under the cost-to-cost method. Under the cost-to-cost method, the revenues related to the long-term contracts are recognized based on the ratio of actual costs incurred to total estimated costs to be incurred. The Company also uses the units-of-delivery method to account for certain of its contracts.  Under the units-of delivery method, revenues are recognized based on the contract price of units delivered.

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

Long-Lived Assets and Goodwill

To conduct our global business operations and execute our strategy, we acquire tangible and intangible assets, which affect the amount of future period amortization expense and possible impairment expense that we may incur. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect our consolidated financial statements. In accordance with ASC 350, we assess potential impairment to goodwill of a reporting unit and other intangible assets on an annual basis or when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Our judgment regarding the existence of impairment indicators and future cash flows related to intangible assets are based on operational performance of our acquired businesses, expected changes in the global economy, aerospace industry projections, discount rates and other judgmental factors. Future events could cause us to conclude that impairment indicators exist and that goodwill or other acquired tangible or intangible assets associated with our acquired businesses are impaired. Any resulting impairment loss could have an adverse impact on our results of operations.

During 2008, adverse equity market conditions caused a decrease in market multiples, including our fiscal year end market capitalization at December 31, 2008.  The fair value of our reporting units for goodwill impairment testing were determined using valuation techniques based on estimates, judgments and assumptions we believe were appropriate under the circumstances.  The sum of the fair values of the reporting units were evaluated based on our market capitalization determined using average share prices within a reasonable period of time near December 31, 2008, plus an estimated control premium plus the fair value of our debt obligations.  The decrease in market multiples and our market capitalization at December 31, 2008 resulted in a decline in the fair value of our reporting units.  Accordingly, as of December 31, 2008, we recorded a pre-tax impairment charge of $369.3 related to goodwill and $20.7 related to an identifiable intangible asset.  There were no indicators of goodwill or intangible asset impairment at December 31, 2009.

Accounting for Income Taxes

Significant management judgment is required in evaluating our tax positions and in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance of $10.5 as of December 31, 2009, due to uncertainties related to our ability to utilize our deferred tax assets, primarily consisting of our foreign net operating losses and foreign tax credit carryforwards. The valuation allowance is based on our estimates of taxable income by jurisdictions in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates, or we revise these estimates in future periods, we may need to adjust the valuation allowance which could materially impact our financial position and results of operations.

Effect of Inflation

Inflation has not had and is not expected to have a significant effect on our operations.

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

From time to time, we and our foreign subsidiaries may enter into foreign currency exchange contracts to manage risk on transactions conducted in foreign currencies. At December 31, 2009, we had no outstanding foreign currency exchange contracts. In addition, we have not entered into any other derivative financial instruments.

Interest Rates - At December 31, 2009, we had adjustable rate debt of $418.4. The weighted average interest rate for the adjustable rate debt was approximately 5.75% at December 31, 2009. If interest rates on variable rate debt were to increase by 10% above current rates, the impact on our financial statements would be to reduce pre-tax income by $2.4. We do not engage in transactions intended to hedge our exposure to changes in interest rates.

As of December 31, 2009, we maintained a portfolio of securities consisting mainly of taxable, interest-bearing deposits with weighted average maturities of less than three months. If short-term interest rates were to increase or decrease by 10%, we estimate interest income would increase or decrease by approximately $0.1.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this section is set forth beginning on page F-1 of this Form 10-K.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness, as of December 31, 2009, of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company’s periodic filings with the SEC and in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

  The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009.  In making the assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  Based on its assessment, management believes that, as of December 31, 2009, the Company’s internal control over financial reporting is effective.

  The registered public accounting firm that audited the financial statements included in this annual report has issued an attestation report on the Company’s internal control over financial reporting.

By:	/s/ Amin J. Khoury	By:	/s/ Thomas P. McCaffrey
	Amin J. Khoury		Thomas P. McCaffrey
	Chairman and Chief Executive Officer		Senior Vice President and Chief Financial Officer
	February 25, 2010		February 25, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
BE Aerospace, Inc.
Wellington, Florida

We have audited the internal control over financial reporting of BE Aerospace, Inc. and subsidiaries (the Company) as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2009, of the Company and our report dated February 25, 2010, expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/  Deloitte & Touche LLP
Certified Public Accountants

Boca Raton, Florida
February 25, 2010

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information regarding our directors and executive officers as of February 25, 2010. Officers of the Company are elected annually by the Board of Directors.

Title	Age	Position

Amin J. Khoury	70	Chairman of the Board and Chief Executive Officer

Charles L. Chadwell	69	Director(2), (3)

Jim C. Cowart	58	Director(1), (3)

Richard G. Hamermesh	62	Director(1), (3)

Robert J. Khoury	67	Director

Jonathan M. Schofield	69	Director(2), (3)

Arthur E. Wegner	72	Director(1), (3)

Michael B. Baughan	50	President and Chief Operating Officer

Thomas P. McCaffrey	55	Senior Vice President, Chief Financial Officer and Treasurer

Wayne R. Exton	46	Vice President and General Manager, Business Jet Segment

Werner Lieberherr	49	Vice President and General Manager, Commercial Aircraft Segment

Robert A. Marchetti	67	Vice President and General Manager, Consumables Management

Ryan M. Patch	49	Vice President - Law, General Counsel and Secretary

Stephen R. Swisher	51	Vice President - Finance and Controller

________
(1)         Member, Audit Committee
(2)         Member, Compensation Committee
(3)         Member, Nominating and Corporate Governance Committee

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

Jim C. Cowart has been a Director since November 1989.  Since September 2005, Mr. Cowart has been a Director of EAG Inc., a privately held company, a predecessor of which was a company listed on the London Stock Exchange, and which provides microanalytic laboratory services including surface analysis and materials characterization.  Since September 2004, Mr. Cowart has been Chairman and Chief Executive Officer of Auriga Medical Products GmbH, a distributor of medical devices.  He is a Principal of Cowart & Co. LLC and Auriga Partners, Inc., private capital firms that provide strategic planning, competitive analysis, financial relations and other services.  From August 1999 to May 2001, he was Chairman of QualPro Corporation, an aerospace components manufacturing company.  From January 1993 to November 1997, he was the Chairman and CEO of Aurora Electronics Inc. Previously, Mr. Cowart was a founding general partner of Capital Resource Partners, a private investment capital manager, and held various positions in investment banking and venture capital with Lehman Brothers, Shearson Venture Capital and Kidder, Peabody & Co.

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

Robert A. Marchetti has been Vice President and General Manager, Consumables Management Segment since April 2002. From February 2001 to April 2002, Mr. Marchetti was Vice President of Machined Products Group. From 1997 to January 2001, Mr. Marchetti was employed by Fairchild Corporation’s Fasteners Division with his last position being Senior Vice President and Chief Operating Officer. From 1990 to 1997, Mr. Marchetti served as a corporate officer of UNC Inc. where he held several senior positions such as Corporate VP of Marketing, President of Tri-Remanufacturing and Chief Operating Officer of the Accessory Overhaul Division. From 1989 to 1990, he served as President of AWA Incorporated. From 1986 through 1989, Mr. Marchetti was Vice President of Marketing at General Electric Aircraft Engines and General Manager for a Component Repair Division. From 1965 through 1986 he held several sales and general management positions with Copperweld Corporation and Carlisle Corporation.

Ryan M. Patch has been Vice President - Law, General Counsel and Secretary since July 2009 and was previously Vice President - Law from December 2008 to July 2009.  From 2005 to 2008, Mr. Patch was a shareholder and member of the Board of Directors of Jackson, DeMarco, Tidus & Peckenpaugh LLP in Irvine, California.  Prior to that, Mr. Patch was a partner in a boutique California law firm since 1992. Mr. Patch is Authorized House Counsel in the State of Florida and has been admitted to practice before the State Bar of California, the U.S. District Court Central District of California, the U.S. District Court Southern District of California, and the U.S. District Court Northern District of California.

Stephen R. Swisher has been Vice President - Finance and Controller since August 1999. Mr. Swisher has been Controller since 1996 and served as Director, Finance from 1994 to 1996. Prior to 1994, Mr. Swisher held various management positions at Burger King Corporation and Deloitte & Touche LLP.

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

To our knowledge, based solely on a review of the copies of such reports furnished to us and, with respect to our officers and directors, written representations that no other reports were required, during the fiscal year ended December 31, 2009, all Section 16(a) filing requirements applicable to our officers, directors and greater-than-ten-percent beneficial owners were complied with.

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

1.     Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets, December 31, 2009 and December 31, 2008

Consolidated Statements of Earnings and Comprehensive Income for the Fiscal Years Ended December 31, 2009, 2008, and 2007

Consolidated Statements of Stockholders' Equity for the Fiscal Years Ended December 31, 2009, 2008, and 2007

Consolidated Statements of Cash Flows for the Fiscal Years Ended December 31, 2009, 2008, and 2007

Notes to Consolidated Financial Statements for the Fiscal Years Ended December 31, 2009, 2008, and 2007

2.     Financial Statement Schedules

Schedule II – Valuation and Qualifying Accounts

All other consolidated financial statement schedules are omitted because such schedules are not required or the information required has been presented in the aforementioned consolidated financial statements.

3.     Exhibits – The exhibits listed in the following "Index to Exhibits" are filed with this Form 10-K or incorporated by reference as set forth below.

(b)	The exhibits listed in the "Index to Exhibits" below are filed with this Form 10-K or incorporated by reference as set forth below.

(c)	Additional Financial Statement Schedules – None.

INDEX TO EXHIBITS
Exhibit
Number	Description

Exhibit 3	Articles of Incorporation and By-Laws

3.1	Amended and Restated Certificate of Incorporation (1)
3.2	Certificate of Amendment of the Restated Certificate of Incorporation (2)
3.3	Certificate of Amendment of the Restated Certificate of Incorporation (3)
3.4	Certificate of Amendment of the Restated Certificate of Incorporation (8)
3.5	Amended and Restated By-Laws (9)
3.6	Certificate of Amendment of the Restated Certificate of Incorporation (10)

Exhibit 4	Instruments Defining the Rights of Security Holders, including debentures

4.1	Specimen Common Stock Certificate (1)
4.2	Indenture, dated as of July 1, 2008, between the Registrant and Wilmington Trust Company, as Trustee (15)
4.3	First Supplemental Indenture, dated as of July 1, 2008, between the Registrant and Wilmington Trust Company, as Trustee (15)

Exhibit 10(i)	Material Contracts

10.1	Stock and Asset Purchase Agreement, dated June 9, 2008, between the Registrant and Honeywell International Inc. (14)
10.2
Commitment Letter, dated as of June 9, 2008, among the Registrant, JPMorgan Chase Bank, N.A., UBS Loan Finance LLC and Credit Suisse Securities (USA) LLC, as Initial Lenders, and J.P. Morgan Securities Inc., UBS Securities LLC and Credit Suisse Securities (USA) LLC, as Joint Lead Arrangers and Joint Bookrunners (16)

10.3	Supply Agreement, dated as of July 28, 2008, between the Registrant and Honeywell International Inc. (17)
10.4	License Agreement, dated as of July 28, 2008, between the Registrant and Honeywell International Inc. (17)
10.5	Stockholders Agreement, dated as of July 28, 2008, among the Registrant and Honeywell International Inc., Honeywell UK Limited, Honeywell Holding France SAS and Honeywell Deutschland GmbH (17)
10.6
Credit Agreement, dated as of July 28, 2008, among the Registrant, as Borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, UBS Securities LLC and Credit Suisse Securities(USA) LLC, as Syndication Agents, The Royal Bank of Scotland plc and Wells Fargo Bank, N.A., as Documentation Agents, and certain lenders party thereto (17)

Exhibit 10(iii)	Management Contracts and Executive Compensation Plans, Contracts and Arrangements

10.7	Amended and Restated Employment Agreement for Amin J. Khoury dated as of December 31, 2008 (18)
10.8	Amended and Restated Employment Agreement for Michael B. Baughan dated as of December 31, 2008 (18)
10.9	Amended and Restated Employment Agreement for Thomas P. McCaffrey dated as of December 31, 2008(18)
10.10	Amended and Restated Employment Agreement for Werner Lieberherr dated as of December 9, 2008 (18)
10.11	Amended and Restated Employment Agreement for Wayne R. Exton dated as of December 9, 2008 (18)

10.12	Employment Agreement dated as of January 1, 2009 between the Registrant and Robert A. Marchetti (18)
10.13	Amended and Restated Employment Agreement for Stephen R. Swisher dated December 9, 2008 (18)
10.14	Retirement Agreement dated as of November 19, 2008 between the Registrant and Edmund J. Moriarty (18)
10.15	Retirement Agreement dated as of December 31, 2005 between the Registrant and Robert J. Khoury (12)
10.16	Consulting Agreement dated as of December 31, 2005 between the Registrant and Robert J. Khoury (12)
10.17	United Kingdom 1992 Employee Share Option Scheme (2)
10.18	1996 Stock Option Plan (6)
10.19	Amendment No. 1 to the 1996 Stock Option Plan (4)
10.20	Amendment No. 2 to the 1996 Stock Option Plan (5)
10.21	2001 Stock Option Plan (7)
10.22	2005 Long-Term Incentive Plan (19)
10.23	2007 Standard Form of Restricted Stock Award Agreement (13)
10.24	2007 Form of Restricted Stock Award Agreement for Robert A. Marchetti (13)
10.25	2007 Form of Restricted Stock Award Agreement for Amin J. Khoury (13)
10.26	2007 Form of Restricted Stock Award Agreement for Thomas P. McCaffrey (13)
10.27	2007 Form of Restricted Stock Award Agreement for Michael B. Baughan (13)
10.28	Restricted Stock Award Agreement, between Registrant and Robert A. Marchetti, dated August 5, 2008 (17)
10.29	2008 Form of Performance-Based Restricted Stock Unit Award Agreement (17)
10.30	2008 Form of Performance-Based Restricted Stock Award Agreement (17)
10.31	2008 Form of Performance-Based Restricted Stock Award Agreement (Amin J. Khoury) (17)
10.32	2008 Form of Performance-Based Restricted Stock Award Agreement (Thomas P. McCaffrey & Michael B. Baughan) (17)
10.33	2008 Form of Performance-Based Restricted Stock Unit Agreement (Thomas P. McCaffrey & Michael B. Baughan) (17)
10.34	Amended and Restated 1994 Employee Stock Purchase Plan (11)
10.35	Amendment to the 1994 Employee Stock Purchase Plan (18)
10.36	Employment Agreement dated October 17, 2008 between the Registrant and Ryan M. Patch*
10.37	November 2009 Standard Form of Restricted Stock Award Agreement (20)
10.38	November 2009 Standard Form of Restricted Stock Unit Award Agreement (20)
10.39	November 2009 Form of Restricted Stock Award Agreement for Amin J. Khoury (20)
10.40	November 2009 Form of Restricted Stock Award Agreement (Thomas P. McCaffrey/Michael B. Baughan) (20)
10.41	November 2009 Form of Restricted Stock Unit Award Agreement (Thomas P. McCaffrey/Michael B. Baughan) (20)

Exhibit 14	Code of Ethics

14.1	Code of Business Conduct (9)

Exhibit 21	Subsidiaries of the Registrant

21.1	Subsidiaries*

Exhibit 23	Consents of Experts and Counsel

23.1	Consent of Independent Registered Public Accounting Firm – Deloitte & Touche LLP*

Exhibit 31	Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification of Chief Executive Officer*

31.2	Certification of Chief Financial Officer*

Exhibit 32	Section 1350 Certifications

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350*

__________________
* Filed herewith.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1/A, as amended (No. 33-33689), filed with the Commission on April 18, 1990.
(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-54146), filed with the Commission on November 3, 1992.
(3)	Incorporated by reference to the Company’s Registration Statement on Form S-3/A (No. 333-60209), filed with the Commission on December 21, 1998.
(4)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (No. 333-89145), filed with the Commission on October 15, 1999.
(5)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (No. 333-30578), filed with the Commission on February 16, 2000.
(6)	Incorporated by reference to the Company's Registration Statement on Form S-8 (No. 333-14037), filed with the Commission on October 15, 1996.
(7)	Incorporated by reference to the Company's Registration Statement on Form S-8 (No. 333-71442), filed with the Commission on October 11, 2001.
(8)	Incorporated by reference to the Company’s Registration Statement on Form S-3/A (No. 333-112493), as amended, filed with the Commission on February 13, 2004.
(9)	Incorporated by reference to the Company’s Transition Report on Form 10-K for the ten-month transition period ended December 31, 2002, filed with the Commission March 26, 2003.
(10)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, filed with the Commission on August 7, 2006.
(11)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, filed with the Commission on November 7, 2006.
(12)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 filed with the Commission on March 15, 2006.
(13)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, filed with the Commission on May 9, 2007.
(14)	Incorporated by reference to the Company’s Current Report on Form 8-K dated June 9, 2008, filed with the Commission on June 11, 2008.
(15)	Incorporated by reference to the Company’s Current Report on Form 8-K dated June 26, 2008, filed with the Commission on July 1, 2008.
(16)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed with the Commission on August 7, 2008.
(17)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, filed with the Commission on November 7, 2008.
(18)	Incorporated by reference to the Company’s Annual Report on Form 10K for the fiscal year ended December 31, 2008, filed with the Commission on February 25, 2009.
(19)	Incorporated by reference to the Company's Registration Statement on Form S-8 (No. 333-161028), filed with the Commission on August 4, 2009.
(20)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, filed with the Commission on November 5, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BE AEROSPACE, INC.

By:	/s/ Amin J. Khoury
Amin J. Khoury
Chairman and Chief Executive Officer

Date:  February 25, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Amin J. Khoury	Chairman and Chief Executive Officer	February 25, 2010
Amin J. Khoury
/s/ Thomas P. McCaffrey	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 25, 2010
Thomas P. McCaffrey

/s/ Charles L. Chadwell	Director	February 25, 2010
Charles L. Chadwell

/s/ Jim C. Cowart	Director	February 25, 2010
Jim C. Cowart

/s/ Richard G. Hamermesh	Director	February 25, 2010
Richard G. Hamermesh

/s/ Robert J. Khoury	Director	February 25, 2010
Robert J. Khoury

/s/ Jonathan M. Schofield	Director	February 25, 2010
Jonathan M. Schofield

/s/ Arthur E. Wegner	Director	February 25, 2010
Arthur E. Wegner

ITEM 8.    INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Financial Statements:

Consolidated Balance Sheets, December 31, 2009 and 2008	F-3

Consolidated Statements of Earnings (Loss) and Comprehensive Income (Loss)	F-4
for the Fiscal Years Ended December 31, 2009, 2008 and 2007

Consolidated Statements of Stockholders' Equity	F-5
for the Fiscal Years Ended December 31, 2009, 2008 and 2007

Consolidated Statements of Cash Flows	F-6
for the Fiscal Years Ended December 31, 2009, 2008 and 2007

Notes to Consolidated Financial Statements	F-7
for the Fiscal Years Ended December 31, 2009, 2008 and 2007

Consolidated Financial Statement Schedule:

Schedule II - Valuation and Qualifying Accounts	F-23
for the Fiscal Years Ended December 31, 2009, 2008 and 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
BE Aerospace, Inc.
Wellington, Florida

We have audited the accompanying consolidated balance sheets of BE Aerospace, Inc. and subsidiaries (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of earnings (loss) and comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in item 15(a)(2). These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of BE Aerospace, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2010 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP
Certified Public Accountants

Boca Raton, Florida
February 25, 2010

CONSOLIDATED BALANCE SHEETS, DECEMBER 31, 2009 AND 2008
(In millions, except per share data)

	December 31,	December 31,
	2009	2008

ASSETS

Current assets:
Cash and cash equivalents	$120.1	$168.1
Accounts receivable trade, net	222.5	271.4
Inventories, net	1,247.4	1,197.0
Deferred income taxes, net	12.1	22.1
Other current assets	20.5	24.8
Total current assets	1,622.6	1,683.4

Property and equipment, net	114.3	115.8
Goodwill	703.2	663.6
Identifiable intangible assets, net	337.4	356.0
Deferred income taxes, net	15.3	49.2
Other assets, net	47.3	62.1
	$2,840.1	$2,930.1

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$142.7	$274.5
Accrued liabilities	192.8	229.2
Current maturities of long-term debt	0.2	6.0
Total current liabilities	335.7	509.7

Long-term debt, net of current maturities	1,018.5	1,117.2
Deferred income taxes, net	7.1	5.4
Other non-current liabilities	31.3	31.3

Commitments, contingencies and off-balance sheet
arrangements (Note 8)
Stockholders' equity:
Preferred stock, $0.01 par value; 1.0 shares
authorized; no shares outstanding	--	--
Common stock, $0.01 par value; 200.0 shares
authorized; 102.4 shares issued
as of December 31, 2009, and 101.1 shares
issued as of December 31, 2008	1.0	1.0
Additional paid-in capital	1,525.1	1,499.4
Accumulated deficit	(47.1)	(189.1)
Accumulated other comprehensive loss	(31.5)	(44.8)
Total stockholders' equity	1,447.5	1,266.5
	$2,840.1	$2,930.1

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF EARNINGS (LOSS) AND COMPREHENSIVE INCOME (LOSS)
FOR THE FISCAL YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
(In millions, except per share data)

	Fiscal Years Ended December 31,
	2009	2008	2007

Revenues	$1,937.7	$2,110.0	$1,677.7
Cost of sales	1,268.5	1,386.5	1,107.6
Selling, general and administrative	270.5	238.3	195.2
Research, development and engineering	102.6	131.4	127.9
Asset impairment charge	--	390.0	--
Operating earnings (loss)	296.1	(36.2)	247.0
Interest expense, net	88.4	48.0	20.9
Debt prepayment costs	3.1	3.6	11.0
Earnings (loss) before income taxes	204.6	(87.8)	215.1
Income tax expense	62.6	11.6	67.8
Net earnings (loss)	142.0	(99.4)	147.3

Other comprehensive income (loss):
Foreign exchange translation
adjustment and other	13.3	(67.4)	9.8
Comprehensive income (loss)	$155.3	$(166.8)	$157.1

Net earnings (loss) per share - basic	$1.44	$(1.05)	$1.67
Net earnings (loss) per share - diluted	$1.43	$(1.05)	$1.66

Weighted average common shares - basic	98.5	94.3	88.1
Weighted average common shares - diluted	99.3	94.3	88.8

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE FISCAL YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
(In millions)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance, December 31, 2006	79.5	0.8	927.2	(234.8)	12.8	706.0
Sale of common stock
under public offering, net	12.1	0.1	368.5	--	--	368.6
Sale of stock under
employee stock purchase plan	0.1	--	3.1	--	--	3.1
Exercise of stock options	1.0	--	14.8	--	--	14.8
Restricted stock grants	0.4	--	10.7	--	--	10.7
Net earnings	--	--	--	147.3	--	147.3
Foreign currency translation
adjustment and other	--	--	--	0.1	9.8	9.9
Impact of adoption of FIN 48	--	--	--	(2.3)	--	(2.3)
Balance, December 31, 2007	93.1	0.9	1,324.3	(89.7)	22.6	1,258.1
Sale of stock under
employee stock purchase plan	0.2	--	3.1	--	--	3.1
Common stock issued
for acquisition	6.0	0.1	158.2	--	--	158.3
Purchase of treasury stock	--	--	(1.3)	--	--	(1.3)
Exercise of stock options	0.1	--	0.7	--	--	0.7
Restricted stock grants	1.7	--	15.0	--	--	15.0
Deferred income tax expense
from share based payments	--	--	(0.6)	--	--	(0.6)
Net loss	--	--	--	(99.4)	--	(99.4)
Foreign currency translation
adjustment and other	--	--	--	--	(67.4)	(67.4)
Balance, December 31, 2008	101.1	1.0	1,499.4	(189.1)	(44.8)	1,266.5
Sale of stock under
employee stock purchase plan	0.2	--	3.8	--	--	3.8
Purchase of treasury stock	--	--	(1.7)	--	--	(1.7)
Exercise of stock options	0.1	--	0.1	--	--	0.1
Restricted stock grants	1.0	--	23.5	--	--	23.5
Net earnings	--	--	--	142.0	--	142.0
Foreign currency translation
adjustment and other	--	--	--	--	13.3	13.3
Balance, December 31, 2009	102.4	1.0	1,525.1	(47.1)	(31.5)	1,447.5

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE FISCAL YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
(In millions)

	Fiscal Year Ended December 31,
	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)	$142.0	$(99.4)	$147.3
Adjustments to reconcile net earnings (loss) to
net cash flows provided by operating activities, net of
effects from acquisition:
Goodwill and intangible asset impairment charge	--	390.0	--
Depreciation and amortization	49.5	40.7	35.0
Deferred income taxes	45.3	(14.7)	58.5
Non-cash compensation	24.1	15.5	11.0
(Benefit) provision for doubtful accounts	(1.6)	8.7	0.6
Loss on disposal of property and equipment	2.8	0.5	0.5
Debt prepayment costs	3.1	3.6	11.0
Changes in operating assets and liabilities:
Accounts receivable	55.2	(22.2)	(43.2)
Inventories	(73.1)	(262.0)	(212.9)
Other current assets and other assets	16.5	3.9	(19.2)
Accounts payable and accrued liabilities	(181.5)	50.9	33.4
Net cash flows provided by operating activities	82.3	115.5	22.0

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(28.4)	(31.7)	(32.1)
Acquisitions, net of cash acquired	--	(907.5)	--
Other	(0.9)	(5.2)	(0.5)
Net cash flows used in investing activities	(29.3)	(944.4)	(32.6)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock issued, net of expenses	3.3	3.4	386.1
Purchase of treasury stock	(1.7)	(1.3)	--
Proceeds from long-term debt	--	1,124.1	--
Principal payments on long term debt	(104.1)	(152.8)	(352.8)
Debt facility and debt prepayment costs	--	(50.3)	(7.4)
Borrowings on line of credit	--	65.0	93.0
Repayments on line of credit	--	(65.0)	(93.0)
Net cash flows (used in) provided by financing activities	(102.5)	923.1	25.9

Effect of foreign exchange rate changes on cash and
cash equivalents	1.5	(7.7)	1.3

Net (decrease) increase in cash and cash equivalents	(48.0)	86.5	16.6
Cash and cash equivalents, beginning of year	168.1	81.6	65.0
Cash and cash equivalents, end of year	$120.1	$168.1	81.6

Supplemental disclosures of cash flow information:
Cash paid during period for:
Interest	$109.7	$19.2	26.6
Income taxes	14.1	17.7	8.0

Supplemental schedule of non-cash activitites:
Common stock issued in connection with acquisition	$--	$158.3	$--

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FISCAL YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
(In millions, except share and per share data)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Basis of Presentation – BE Aerospace, Inc. and its wholly owned subsidiaries (the Company) designs, manufactures, sells and services commercial aircraft and business jet cabin interior products consisting of a broad range of seating, interior systems, including structures as well as food and beverage storage and preparation equipment and distributes aerospace fasteners and consumables.  The Company’s principal customers are the operators of commercial and business jet aircraft, aircraft manufacturers and their suppliers.  As a result, the Company’s business is directly dependent upon the conditions in the commercial airline, business jet and aircraft manufacturing industries.  The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America.

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

Revenues and costs under certain long-term contracts are recognized using contract accounting under the percentage-of-completion method in accordance with the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 605, Construction – Type and Production -Type Contracts (the American Institute of Certified Public Accountants Statement of Position 81-1, Accounting for Performance of Construction - Type and Certain Production -Type Contracts) (ASC 605), with the majority of the contracts accounted for under the cost-to-cost method. Under the cost-to-cost method, the revenues related to the long-term contracts are recognized based on the ratio of actual costs incurred to total estimated costs to be incurred. The Company also uses the units-of-delivery method to account for certain of its contracts.  Under the units-of delivery method, revenues are recognized based on the contract price of units delivered.

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

Accounts Receivable – The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer's current creditworthiness, as determined by review of their current credit information.  The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon historical experience and any specific customer collection issues that have been identified.  The allowance for doubtful accounts at December 31, 2009 and 2008 was $7.4 and $12.2, respectively.

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

Goodwill and Intangible Assets – Under FASB ASC 350, Intangibles – Goodwill and Other (FASB Statement No. 142, Goodwill and Other Intangible Assets) (ASC 350), goodwill and other intangible assets with indefinite lives are not amortized, but are reviewed at least annually for impairment.  Acquired intangible assets with definite lives are amortized over their individual useful lives.  Patents and other intangible assets are amortized using the straight-line method over periods ranging from one to thirty years (see Note 5).

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

Long-Lived Assets – The Company assesses potential impairments to its long-lived assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered.  An impairment loss is recognized when the undiscounted cash flows expected to be generated by an asset (or group of assets) is less than its carrying amount.  Any required impairment loss is measured as the amount by which the asset's carrying value exceeds its fair value and is recorded as a reduction in the carrying value of the related asset and a charge to operating results.  There were no impairments of long lived assets in 2009, 2008, and 2007.

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

	Fiscal Year Ended December 31,
	2009	2008	2007
Balance at beginning of period	$22.4	$20.6	$18.4
Accruals for warranties issued during the period	26.5	29.9	24.5
Settlements of warranty claims	(22.3)	(28.1)	(22.3)
Balance at end of period	$26.6	$22.4	$20.6

Accounting for Stock-Based Compensation – The Company accounts for share-based compensation arrangements in accordance with the provisions of FASB ASC 718 Compensation – Stock Compensation (FASB Statement 123(R), Share Based Payments) (ASC 718), whereby stock-based compensation cost is measured on the date of grant, based on the fair value of the award, and is recognized over the requisite service period.

Compensation cost recognized during the three years ended December 31, 2009 related to grants of restricted stock and restricted stock units. No compensation cost related to stock options was recognized during those periods as no options were granted during the three year period ended December 31, 2009 and all options were vested as of December 31, 2006.

The Company has established a qualified Employee Stock Purchase Plan.  The Plan allows qualified employees (as defined in the plan) to participate in the purchase of designated shares of the Company's common stock at a price equal to 85% of the closing price for each semi-annual stock purchase period. The fair value of employee purchase rights represents the difference between the closing price of the Company’s shares on the date of purchase and the purchase price of the shares. The value of the rights granted during the years ended December 31, 2009, 2008 and 2007 was $0.6, $0.5 and $0.5, respectively.

Treasury Stock – The Company may periodically repurchase shares of its common stock from employees for the satisfaction of their individual payroll tax withholding upon vesting of restricted stock and restricted stock units in connection with the Company’s Long Term Incentive Plan. The Company’s repurchases of common stock are recorded at the average cost of the common stock and are presented as a reduction of additional paid-in-capital.  The Company repurchased 94,388 and 84,187 shares of its common stock for $1.7 and $1.3 respectively, during the years ended December 31, 2009 and 2008, respectively.  There were no company repurchases of common stock in 2007.

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

Significant customers change from year to year depending on the level of refurbishment activity and/or the level of new aircraft purchases by such customers. During the fiscal years ended December 31, 2009, 2008 and 2007, no single customer accounted for more than 10% of the Company’s consolidated net sales.

Recent Accounting Pronouncements

In 2009, the Company adopted Accounting Standards Update (ASU) No. 2009-01, Statement of Financial Accounting Standards No. 168 – FASB ASC and the Hierarchy of Generally Accepted Accounting Principles (GAAP).  This ASU includes FASB Statement No. 168 in its entirety.  The ASU establishes the FASB ASC as the source of authoritative accounting principles recognized by the FASB.  Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP for SEC registrants.  All guidance contained in the ASC carries an equal level of authority.  Following this ASU, the FASB will issue only ASUs to update the ASC.  The adoption did not have a material effect on the Company’s consolidated financial statements.

In the third quarter of 2009, the Company adopted FASB ASC 855, Subsequent Events (FASB Statement No. 165, Subsequent Events) (ASC 855).  ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued, or available to be issued if not widely distributed.  An entity is required to disclose the date through which subsequent events have been evaluated and the basis for that date.  For public entities, this is the date the financial statements are issued.  ASC 855 does not apply to subsequent events or transactions that are within the scope of other GAAP and did not result in significant changes in the subsequent events reported by the Company.  ASC 855 became effective for interim or annual periods ending after June 15, 2009 and did not impact the Company’s consolidated financial statements.  The Company evaluated for subsequent events through February 25, 2010, the issuance date of these financial statements.

In the third quarter of 2009, the Company adopted FASB ASC 825, Financial Instruments (FSP FAS 107-1 and Accounting Principles Bulletin 28-1, Interim Disclosures about Fair Value of Financial Instruments)(ASC 825).  ASC 825 requires fair value disclosures on an interim basis.  Previously, this has been disclosed on an annual basis only.

In the first quarter of 2009, the Company adopted FASB ASC 820, Fair Value Measurements and Disclosures (FASB Statement No. 157, Fair Value Measurements)(ASC 820), for financial assets and liabilities recognized or disclosed at fair value.  ASC 820 defines fair value and expands disclosures about fair value measurements.  These definitions apply to other accounting standards that use fair value measurements and may change the application of certain measurements used in current practice.  For nonfinancial assets and liabilities, the effective date is the beginning of fiscal year 2010, except items that are recognized or disclosed at fair value on a recurring basis.  The adoption of ASC 820 for these assets and liabilities did not have a material effect on the Company’s consolidated financial statements.

 2.    BUSINESS COMBINATIONS

On July 28, 2008, the Company acquired from Honeywell International Inc. (Honeywell) its Consumables Solutions distribution business (HCS). The transaction was accounted for as a purchase under FASB ASC 805, Business Combinations, (FASB Statement No. 141, Business Combinations) (ASC 805).  The assets purchased and liabilities assumed in this acquisition have been reflected in the accompanying consolidated balance sheets and results of operations for the acquisition are included in the accompanying consolidated statement of earnings from the date of acquisition.

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

In connection with the HCS acquisition, the Company entered into a 30-year license agreement (HCS License Agreement) to become Honeywell’s exclusive licensee with respect to the sale to the global aerospace industry of Honeywell proprietary fasteners, seals, bearings, gaskets and electrical components associated with Honeywell’s engines, auxiliary power units, avionics, wheels and brakes.  The Company also entered into a supply agreement (Honeywell Supply Agreement), under which it became the exclusive supplier of both Honeywell proprietary consumables and standard consumables to support the internal manufacturing needs of Honeywell Aerospace.  Pricing under the contract is adjusted annually, beginning in 2010, to reflect changes in market conditions. The HCS License Agreement, the Honeywell Supply Agreement, along with the various acquired original equipment manufacturer customer contracts and relationships, were valued at $250.0 and are being amortized over their respective useful lives, ranging 8-30 years.

3.    INVENTORIES

Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs.  Finished goods inventories primarily consist of aftermarket fasteners. Inventories consist of the following:

	December 31,	December 31,
	2009	2008
Purchased materials and component parts	$112.9	$150.8
Work-in-process	25.1	36.8
Finished goods	1,109.4	1,009.4
	$1,247.4	$1,197.0

4.    PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	Useful Life	December 31,	December 31,
	(Years)	2009	2008
Land, buildings and improvements	5 - 50	$52.0	$45.1
Machinery	5 - 20	71.8	69.7
Tooling	3 - 10	31.3	28.9
Computer equipment and software	3 - 15	123.5	118.8
Furniture and equipment	3 - 15	17.2	15.9
		295.8	278.4
Less accumulated depreciation		(181.5)	(162.6)
		$114.3	$115.8

Depreciation expense was $28.9, $25.7 and $23.9 for the fiscal years ended December 31, 2009, 2008 and 2007, respectively.

5.    GOODWILL AND INTANGIBLE ASSETS

The following sets forth the intangible assets by major asset class, all of which were acquired through business purchase transactions:

		December 31, 2009			December 31, 2008
				Net				Net
	Useful Life	Original	Accumulated	Book	Original	Accumulated	Impairment	Book
	(Years)	Cost	Amortization	Value	Cost	Amortization	Charge	Value
Acquired technologies	10-40	$101.1	$37.7	$63.4	$101.2	$33.5	$--	$67.7
Trademarks and patents	1-20	28.5	18.0	10.5	28.2	17.3	--	10.9
Trademarks and tradenames (non-amortizing)	--	--	--	--	20.7	--	(20.7)	--
Technical qualifications, plans
and drawings	18-30	30.7	22.4	8.3	30.2	20.6	--	9.6
Replacement parts annuity
and product approvals	18-30	40.3	32.7	7.6	39.2	30.0	--	9.2
Customer contracts and relationships	8-30	264.6	18.1	246.5	250.0	4.3	--	245.7
Covenants not to compete and
other identified intangibles	3-14	9.7	8.6	1.1	27.1	14.2	--	12.9
		$474.9	$137.5	$337.4	$496.6	$119.9	$(20.7)	$356.0

Amortization expense of intangible assets was $20.6, $15.0 and $11.1 for the fiscal years ended December 31, 2009, 2008 and 2007, respectively.  Amortization expense associated with identified intangible assets is expected to be approximately $20 in each of the next five years. The future amortization amounts are estimates.  Actual future amortization expense may be different due to future acquisitions, impairments, changes in amortization periods, or other factors.

In accordance with ASC 350 goodwill and indefinite life intangible assets are not amortized, but are subject to an annual impairment test.  During the year ended December 31, 2009, the Company completed step one of the impairment tests and fair value analysis for goodwill and other intangible assets, and there were no impairment indicators present and no impairment loss was recorded during the fiscal year ended December 31, 2009.  During 2008, adverse equity market conditions caused a decrease in market multiples, including the Company’s fiscal year end market capitalization at December 31, 2008.  The fair value of the reporting units for goodwill impairment testing were determined using valuation techniques based on estimates, judgments and assumptions management believes were appropriate in the circumstances.  The sum of the fair values of the reporting units were evaluated based on the Company’s market capitalization determined using average share prices within a reasonable period of time near December 31, 2008, plus an estimated control premium plus the fair value of its debt obligations.  The decrease in the market multiples and the Company’s market capitalization resulted in a decline in the fair value of the reporting units as of December 31, 2008.  Accordingly, the Company recorded a pre-tax impairment charge related to goodwill of $369.3 and a pre-tax impairment charge of $20.7 related to an intangible asset which was determined to have no future use.  The accumulated goodwill impairment loss was $369.3 as of December 31, 2009 and 2008.

The changes in the carrying amount of goodwill for the fiscal years ended December 31, 2009 and 2008 are as follows:

	Consumables	Commerical	Business
	Management	Aircraft	Jet	Total
Balance as of
December 31, 2007	$133.2	$245.2	$88.8	$467.2
Acquisition of HCS	574.1	--	--	574.1
Impairment charge	(290.7)	(78.6)	--	(369.3)
Effect of foreign
currency translation	(0.1)	(8.1)	(0.2)	(8.4)
Balance as of
December 31, 2008	416.5	158.5	88.6	663.6
Final allocation adjustment related to
HCS acquisition	35.9	--	--	35.9
Effect of foreign
currency translation	--	3.6	0.1	3.7
Balance as of
December 31, 2009	$452.4	$162.1	$88.7	$703.2

6.    ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	December 31,	December 31,
	2009	2008
Accrued salaries, vacation and related benefits	$32.9	$40.3
Accrued product warranties	26.6	22.4
Deferred revenue	15.3	12.9
HCS acquisition accruals	6.4	42.5
Other accrued liabilities	111.6	111.1
	$192.8	$229.2

7.    LONG-TERM DEBT

Long-term debt consists of the following:

	December 31,	December 31,
	2009	2008
Senior Notes	$600.0	$600.0
Bank credit facilities	418.4	522.4
Other long-term debt	0.3	0.8
	1,018.7	1,123.2
Less current portion of long-term debt	(0.2)	(6.0)
	$1,018.5	$1,117.2

As of December 31, 2009, long-term debt consisted of $600.0 aggregate principal amount of the Company’s 8.5% Senior Notes due 2018 (Senior Notes) and $418.4 outstanding under the six-year term loan facility, due July 2014, (Term Loan Facility) of the Company’s senior secured credit facility (Credit Agreement).

The Credit Agreement consists of (a) a $350.0 five-year revolving credit facility (Revolving Credit Facility) and (b) the Term Loan Facility.   Borrowings under the Revolving Credit Facility bear interest at an annual rate equal to the London interbank offered rate (LIBOR) (as defined) plus 275 basis points or Prime (as defined) plus 175 basis points. As of December 31, 2009, the rate under the Revolving Credit Facility was 5.75%. There were no amounts outstanding under the Revolving Credit Facility as of December 31, 2009 and 2008.  Borrowings under the Term Loan Facility bear interest at an annual rate equal to LIBOR (as defined) plus 275 basis points or Prime (as defined) plus 175 basis points.  As of December 31, 2009, the rate under the Term Loan Facility was 5.75%.

Letters of credit outstanding under the Credit Agreement aggregated $4.3 at December 31, 2009.

The Credit Agreement contains an interest coverage ratio financial covenant (as defined in the Credit Agreement) that must be maintained at a level greater than 2.25 to 1 through December 31, 2009 and 2.50 to 1, thereafter.  The Credit Agreement also contains a total leverage ratio covenant (as defined in the Credit Agreement) which limits net debt to a 4.25 to 1 multiple of EBITDA (as defined in the Credit Agreement) through December 31, 2009 and 4.0 to 1 thereafter.  The Credit Agreement is collateralized by substantially all of the Company’s assets and contains customary affirmative covenants, negative covenants, restrictions on the payment of dividends, and conditions precedent for borrowings, all of which were met as of December 31, 2009.

Maturities of long-term debt are as follows:

Fiscal Year Ending December 31,
2010	$0.2
2011	0.1
2012	-
2013	-
2014	418.4
Thereafter	600.0
Total	$1,018.7

Interest expense amounted to $88.8 for the year ended December 31, 2009, $49.7 for the year ended December 31, 2008 and $23.5 for the year ended December 31, 2007.

8.    COMMITMENTS, CONTINGENCIES AND OFF-BALANCE-SHEET ARRANGEMENTS

Lease Commitments – The Company finances its use of certain facilities and equipment under committed lease arrangements provided by various institutions.  Since the terms of these arrangements meet the accounting definition of operating lease arrangements, the aggregate sum of future minimum lease payments is not reflected on the consolidated balance sheets.  At December 31, 2009, future minimum lease payments under these arrangements approximated $160.7, of which $144.3 is related to long-term real estate leases.

Rent expense for the years ended December 31, 2009, 2008 and 2007 was $26.9, $22.1 and $20.4, respectively.  Future payments under operating leases with terms greater than one year as of December 31, 2009 are as follows:

Fiscal Year Ending December 31,
2010	$24.5
2011	21.0
2012	17.6
2013	15.5
2014	14.3
Thereafter	67.8
Total	$160.7

Litigation – The Company is a defendant in various legal actions arising in the normal course of business, the outcomes of which, in the opinion of management, neither individually nor in the aggregate are likely to result in a material adverse effect on the Company's consolidated financial statements.

Indemnities, Commitments and Guarantees – During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions.  These indemnities include non-infringement of patents and intellectual property indemnities to the Company's customers in connection with the delivery, design, manufacture and sale of its products, indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease and indemnities to other parties to certain acquisition agreements.  The duration of these indemnities, commitments and guarantees varies, and in certain cases, is indefinite.  Substantially all of these indemnities, commitments and guarantees provide for limitations on the maximum potential future payments the Company could be obligated to make. However, the Company is unable to estimate the maximum amount of liability related to its indemnities, commitments and guarantees because such liabilities are contingent upon the occurrence of events which are not reasonably determinable.  Management believes that any liability for these indemnities, commitments and guarantees would not be material to the accompanying consolidated financial statements.  Accordingly, no significant amounts have been accrued for indemnities, commitments and guarantees.

Employment Agreements – The Company has employment and compensation agreements with three key officers of the Company.  Agreements for one of the officers provides for the officer to earn a minimum of $1.0 per year through a three-year period ending from any date after which it is measured, adjusted annually for changes in the consumer price index (as defined) or as determined by the Company's Board of Directors, as well as a retirement compensation payment equal to 1.5 times the base salary.

Two other agreements provide for the officers to each receive annual minimum compensation of $0.5 per year through a three-year period ending from any date after which it is measured, adjusted annually for changes in the consumer price index (as defined) or as determined by the Company's Board of Directors, as well as a retirement compensation payment equal to 50% of each officer’s average three years' annual salary (as defined).

Retirement compensation payments to grantor trusts established for the benefit of the individuals have been made in arrears on a quarterly basis as provided for under the above-mentioned employment agreements.  In addition, the Company has employment agreements with certain other key members of management expiring on various dates through the year 2010 and 2011.  The Company's employment agreements generally provide for certain protections in the event of a change of control.  These protections generally include the payment of severance and related benefits under certain circumstances in the event of a change of control, and for the Company to reimburse such officers for the amount of any excise taxes associated with such benefits.

9.    INCOME TAXES

The components of earnings (loss) before incomes taxes were:

	Fiscal Year Ended December 31,
	2009	2008	2007
Earnings (loss) before
income taxes
United States	$119.1	$(119.4)	$127.3
Foreign	85.5	31.6	87.8
Earnings (loss) before
income taxes	$204.6	$(87.8)	$215.1

Income tax expense consists of the following:

	Fiscal Year Ended December 31,
	2009	2008	2007
Current:
Federal	$0.8	$1.9	$2.1
State	1.1	2.9	--
Foreign	14.9	24.1	7.2
	16.8	28.9	9.3
Deferred:
Federal	37.5	(15.5)	34.7
State	5.2	(4.4)	5.1
Foreign	3.1	2.6	18.7
	45.8	(17.3)	58.5
Total income tax expense	$62.6	$11.6	$67.8

The difference between income tax expense and the amount computed by applying the statutory U.S. federal income tax rate (35%) to the pre-tax earnings consists of the following:

	Fiscal Year Ended December 31,
	2009	2008	2007
Statutory federal income tax expense	$71.6	$(30.7)	$75.3
U.S. state income taxes	4.9	(1.2)	5.9
Dividend income from foreign affiliate	--	--	2.5
Foreign tax rate differential	(15.9)	(17.9)	(6.3)
Non-deductible charges/losses and other	7.5	10.2	3.9
Research and development credit	(5.5)	(1.9)	(5.3)
Goodwill and intangible asset impairment charge	--	54.6	--
Extra-territorial income exclusion	--	(1.5)	(8.2)
	$62.6	$11.6	$67.8

The tax effects of temporary differences and carryforwards that give rise to deferred income tax assets and liabilities consist of the following:

	December 31,	December 31,
	2009	2008
Deferred tax assets:
Inventory reserves	$11.2	$11.8
Warranty reserves	6.9	6.4
Accrued liabilities	14.0	12.1
Net operating loss carryforward	23.2	24.4
Research and development
credit carry forward	28.8	22.4
Alternative minimum
tax credit carryforward	4.7	3.9
Intangible assets	--	22.7
HCS purchase accounting	1.9	12.7
Other	7.6	6.7
	$98.3	$123.1

Deferred tax liabilities:
Acquisition accruals	$(14.3)	$(13.7)
Book to tax revenue differences	(39.2)	(30.8)
Intangible assets	(1.6)	--
Depreciation	(11.5)	(3.1)
Software development costs	(2.5)	(4.6)
	(69.1)	(52.2)
Net deferred tax asset before valuation
allowance	29.2	70.9
Valuation allowance	(10.5)	(6.9)
Net deferred tax asset	$18.7	$64.0

The Company maintained a valuation allowance of $10.5 as of December 31, 2009 primarily related to foreign tax credits and foreign net operating losses.

As of December 31, 2009, the Company had federal, state and foreign net operating loss carryforwards of approximately $110.7, $117.3 and $26.2, respectively.  The federal and state net operating loss carryforwards begin to expire in 2018 and 2010, respectively.  As of December 31, 2009, the Company had federal and state research and development tax credit carryforwards of $28.9 which expire through 2024.

The Company has not provided for any residual U.S. income taxes on the approximately $188.0 of earnings from its foreign subsidiaries because such earnings are intended to be indefinitely reinvested.  It is not practicable to determine the amount of U.S. income and foreign withholding tax payable in the event all such foreign earnings are repatriated.

Through 2009, the Company recognized cumulative tax deductions of $75.8 related to stock option exercises and vested restricted shares.  In accordance with the Company’s methodology for determining when these deductions are deemed realized under ASC 718, the Company assumes that it utilizes its net operating loss carryforwards to reduce its taxes payable rather than these deductions.  Pursuant to ASC 718, these deductions are not deemed realized until they reduce taxes payable.  The Company expects to record a credit to additional paid-in capital of $29.4 to the extent deductions of $75.8 are treated as reducing taxes payable in the future.

A reconciliation of the beginning and ending amounts of gross unrecognized tax benefit are as follows:

	2009	2008	2007
Balance, beginning of the period	$15.1	$11.8	$7.4
Additions for current year tax positions	3.5	3.1	1.6
Additions for tax positions of prior years	1.6	0.7	2.5
Currency fluctuations	0.3	(0.5)	0.3
Reduction for tax positions of prior years	(2.0)	--	--
Balance, end of the period	$18.5	$15.1	$11.8

The difference between the gross uncertain tax position of $18.5 and the liability for unrecognized tax benefits of $15.9 is due to the netting of certain items when calculating the liability for unrecognized tax benefits. This liability, if recognized, would affect the Company’s effective tax rate.  It is reasonably possible that the amount of liability for unrecognized tax benefits will change in the next twelve months; however, the Company does not expect the change to have a material impact on the Company’s consolidated financial statements.

The Company is currently undergoing a U.S. federal income tax examination.  With minor exceptions, the Company is currently open to audit by the tax authorities for the four tax years ending December 31, 2009.

The Company classifies interest and penalties related to income tax as income tax expense.  The amount included in the Company’s liability for unrecognized tax benefits for interest and penalties was under $1.0 as of December 31, 2009, and December 31, 2008.

10.    EMPLOYEE RETIREMENT PLANS

The Company sponsors and contributes to a qualified, defined contribution savings and investment plan, covering substantially all U.S. employees.  The BE Aerospace Savings and Investment Plan was established pursuant to Section 401(k) of the Internal Revenue Code.  Under the terms of this plan, covered employees may contribute up to 100% of their pay, limited to certain statutory maximum contributions for 2009.  Participants are vested in matching contributions immediately and the matching percentage is 100% of the first 3% of employee contributions and 50% on the next 2% of employee contributions.  Total expense for the plan was $6.8, $6.9 and $5.6 for the calendar years ended December 31, 2009, 2008 and 2007, respectively.  In addition, the Company contributes to the BE Aerospace, Inc. Hourly Tax-Sheltered Retirement Plan. This plan was established pursuant to Section 401(k) of the Internal Revenue Code and covers certain U.S. union employees.  Total expense for the plan was $0.2, $0.3 and $0.2 for the calendar years ended December 31, 2009, 2008 and 2007, respectively.  The Company and its subsidiaries participate in government-sponsored programs in certain European countries.  The Company funds these plans based on legal requirements, tax considerations, local practices and investment opportunities.

11.    STOCKHOLDERS' EQUITY

Earnings (Loss) Per Share - Basic net earnings (loss) per common share is computed using the weighted average of common shares outstanding during the year.  Diluted net earnings (loss) per common share reflects the potential dilution from assumed conversion of all dilutive securities such as stock options and unvested restricted stock using the treasury stock method. When the effects of the outstanding stock options are anti-dilutive, they are not included in the calculation of diluted earnings per common share. For the years ended December 31, 2009, 2008 and 2007, securities totaling approximately 1.0, 0.9, and 0.1 million shares, respectively, were excluded from the determination of diluted earnings per common share because the effect would have been antidultive.

The following table sets forth the computation of basic and diluted net earnings per share for the fiscal years ended December 31, 2009, 2008 and 2007:

	Fiscal Year Ended December 31,
	2009	2008	2007
Numerator: net earnings (loss)	$142.0	$(99.4)	$147.3
Denominator:
Denominator for basic earnings per share -
Weighted average shares (in millions)	98.5	94.3	88.1
Effect of dilutive securities -
Dilutive securities	0.8	--	0.7
Denominator for diluted earnings per share -
Adjusted weighted average shares (in millions)	99.3	94.3	88.8
Basic net earnings (loss) per share	$1.44	$(1.05)	$1.67
Diluted net earnings (loss) per share	$1.43	$(1.05)	$1.66

Long Term Incentive Plan - The Company has a Long Term Incentive Plan (LTIP) under which the Company’s Compensation Committee may grant stock options, stock appreciation rights, restricted stock, restricted stock units or other forms of equity based or equity related awards.

 During 2009, 2008 and 2007, the Company granted restricted stock and restricted stock units to certain members of the Company’s Board of Directors and management.  Restricted stock and restricted stock unit grants vest over periods ranging from two to four years and are granted at the discretion of the Compensation Committee of the Board of Directors.  Certain awards also vest upon attainment of performance goals.  Compensation cost is recorded on a straight-line basis over the vesting term of the shares based on the grant date value using the closing trading price.  Share based compensation of $23.3, $15.1 and $10.3 was recorded during 2009, 2008, and 2007 respectively.  Unrecognized compensation cost related to these grants was $54.1, $51.5, and $41.0 at December 31, 2009, December 31, 2008, and December 31, 2007, respectively.

The following table summarizes shares of restricted stock that were granted, vested, forfeited and outstanding:

	December 31, 2009			December 31, 2008
			Weighted			Weighted
		Weighted	Average		Weighted	Average
		Average	Remaining		Average	Remaining
	Shares	Grant Date	Vesting Period	Shares	Grant Date	Vesting Period
	(in thousands)	Fair Value	( in years)	(in thousands)	Fair Value	( in years)

Outstanding, beginning of
period	2,727	$18.82	3.1	1,458	$31.18	3.1
Shares granted	946	20.70	--	1,764	11.85	--
Shares vested	(785)	20.72	--	(452)	30.09	--
Shares forfeited	(121)	18.64	--	(43)	33.17	--
Outstanding, end of period	2,767	18.96	2.45	2,727	18.82	3.1

During the year ended December 31, 2009, the Company granted 112,270 units of restricted stock.  During the year ended December 31, 2009, 81,348 units of restricted stock were forfeited.  As of December 31, 2009, the weighted average remaining vesting period for these units was 2.93 years.

No stock options were granted during the three years ended December 31, 2009 and no related stock compensation was recognized as all options were fully vested as of December 31, 2006.  Outstanding stock options at December 31, 2009, 2008 and 2007 totaled approximately 158,000, 184,000, and 245,000, all of which were exercisable. During the years ended December 31, 2009, 2008 and 2007, 19,472, 37,150 and 909,789 stock options were exercised with an aggregate intrinsic value of $0.2, $0.4 and $20.8 determined as of the date of option exercise.  The aggregate intrinsic value of outstanding options as of December 31, 2009 was $2.5.

12.    EMPLOYEE STOCK PURCHASE PLAN

The Company has established a qualified Employee Stock Purchase Plan, the terms of which allow for qualified employees (as defined in the Plan) to participate in the purchase of designated shares of the Company's common stock at a price equal to 85% of the closing price at the end of each semi-annual stock purchase period.  The Company issued approximately 213,000, 286,000 and 67,000 shares of common stock during the fiscal years ended December 31, 2009, 2008 and 2007, respectively, pursuant to this plan at a weighted average price per share of $14.95, $9.26, and $39.46, respectively.

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

The following table presents net revenues and other financial information by business segment:

	Fiscal Year Ended December 31, 2009
	Consumables	Commercial	Business
	Management	Aircraft	Jet	Consolidated
Net revenues	$798.1	$911.3	$228.3	$1,937.7
Operating earnings (2)	151.0	121.0	24.1	296.1
Total assets(3)	1,808.9	762.9	268.3	2,840.1
Goodwill	452.4	162.1	88.7	703.2
Capital expenditures	9.4	16.9	2.1	28.4
Depreciation and amortization	17.0	26.0	6.5	49.5

	Fiscal Year Ended December 31, 2008
	Consumables	Commercial	Business
	Management	Aircraft	Jet	Consolidated
Net revenues	$697.3	$1,138.7	$274.0	$2,110.0
Operating earnings (loss) (1)(2)	(151.7)	78.2	37.3	(36.2)
Total assets (3)	1,830.9	827.6	271.6	2,930.1
Goodwill	416.5	158.5	88.6	663.6
Capital expenditures	6.9	20.7	4.1	31.7
Depreciation and amortization	10.1	24.7	5.9	40.7

	Fiscal Year Ended December 31, 2007
	Consumables	Commercial	Business
	Management	Aircraft	Jet	Consolidated
Net revenues	$386.5	$1,098.1	$193.1	$1,677.7
Operating earnings (2)	85.5	141.8	19.7	247.0
Total assets (3)	575.2	940.4	256.4	1,772.0
Goodwill	133.2	245.2	88.8	467.2
Capital expenditures	4.4	22.7	5.0	32.1
Depreciation and amortization	4.3	25.2	5.5	35.0

(1)  The 2008 information includes goodwill and intangible asset impairment charge of $310.2 at consumables management segment and $79.8 at commercial aircraft segment.  Excluding such charges, operating earnings for 2008 would have been $158.5 at consumables management segment and $158.0 at commercial aircraft segment.

(2)  Operating earnings includes an allocation of corporate IT costs, employee benefits and general and administrative costs based on the proportion of each segments’ systems users, number of employees and sales, respectively.

(3)  Corporate assets (including cash and cash equivalents) of $144.6, $256.7 and $139.2 at December 31, 2009, 2008 and 2007, respectively, have been allocated to the above segments based on each segments respective percentage of total assets.  During 2007 certain operations with total assets of approximately $31.5 were transferred from consumable management to commercial aircraft segment.

Revenues for each business segments for the fiscal years ended December 31, 2009, 2008 and 2007 are presented below:

Geographic Information

The Company operated principally in three geographic areas, the United States, Europe (primarily the United Kingdom) and emerging markets, such as Asia, Pacific Rim, and the Middle East. There were no significant transfers between geographic areas during these periods.

The following table presents revenues and operating earnings based on the originating location for the fiscal years ended December 31, 2009, 2008 and 2007. Additionally, it presents all identifiable assets related to the operations in each geographic area as of December 31, 2009 and 2008:

	Fiscal Year Ended December 31,
	2009	2008	2007
Revenues:
Domestic	$1,399.5	$1,428.8	$1,036.6
Foreign	538.2	681.2	641.1
	$1,937.7	$2,110.0	$1,677.7

Operating earnings (loss):
Domestic	$178.2	$(129.7)	$159.1
Foreign	117.9	93.5	87.9
	$296.1	$(36.2)	$247.0

	December 31,
Identifiable assets:	2009	2008
Domestic	$2,337.3	$2,386.9
Foreign	502.8	543.2
	$2,840.1	$2,930.1

Revenues by geographic area, (based on destination), for the fiscal years ended December 31, 2009, 2008, and 2007 were as follows:

	Fiscal Year Ended December 31,
	2009		2008		2007
		% of		% of		% of
	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues

U.S.	$943.3	48.7%	$994.4	47.1%	$749.5	44.7%
Europe	449.3	23.2%	508.9	24.1%	468.0	27.9%
Asia, Pacific Rim,
Middle East and other	545.1	28.1%	606.7	28.8%	460.2	27.4%
	$1,937.7	100.0%	$2,110.0	100.0%	$1,677.7	100.0%

Export revenues from the United States to customers in foreign countries amounted to $533.8, $566.9 and $437.1 in the fiscal years ended December 31, 2009, 2008 and 2007, respectively.

14.    FAIR VALUE INFORMATION

All financial instruments are carried at amounts that approximate estimated fair value.  The fair value is the price at which an asset could be exchanged in a current transaction between knowledgeable, willing parties.  Assets measured at fair value are categorized based upon the lowest level of significant input to the valuations.

Level 1 – quoted prices in active markets for identical assets and liabilities.

Level 2 – observable inputs other than quoted prices in active markets for identical assets and liabilities.

Level 3 – unobservable inputs in which there is little or no market data available, which require the reporting entity to develop its own assumptions.

The carrying amounts of cash and cash equivalents (which the Company classifies as Level 1 assets), accounts receivable-trade, and accounts payable and term debt are a reasonable estimate of their fair values as interest is based upon floating market rates. The fair value of the Company’s 8.5% Senior Notes, based on market prices for publicly traded debt, was $636.0 and $540.0 as of December 31, 2009, and December 31, 2008, respectively.

The fair value information presented herein is based on pertinent information available to management at December 31, 2009 and December 31, 2008, respectively. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since those dates, and current estimates of fair value may differ significantly from the amounts presented herein.

15.    SELECTED QUARTERLY DATA (Unaudited)

Summarized quarterly financial data for the fiscal years ended December 31, 2009 and December 31, 2008 are as follows:

	Fiscal Year Ended December 31, 2009
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenues	$523.7	$474.8	$459.8	$479.4
Gross profit	176.7	165.3	162.1	165.1
Net earnings	37.9	34.7	36.1	33.3
Basic net earnings per share (1)	0.39	0.35	0.37	0.34
Diluted net earnings per share (1)	0.38	0.35	0.36	0.33

	Fiscal Year Ended December 31, 2008
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenues	$473.2	$522.2	$587.8	$526.8
Gross profit	169.1	179.8	193.4	181.2
Net earnings (loss)	48.5	53.9	51.8	(253.6)	(2)
Basic net earnings (loss) per share (1)	0.53	0.59	0.54	(2.59)	(2)
Diluted net earnings (loss) per share (1)	0.53	0.59	0.54	(2.59)	(2)

(1)	Net earnings (loss) per share are computed individually for each quarter presented. Therefore, the sum of the quarterly net earnings per share may not necessarily equal the total for the year.

(2)
The fourth quarter information includes $390.0 of pre-tax goodwill and intangible asset impairment charges, ($300.0 on an after tax basis).  Excluding such charges, operating earnings, net earnings, basic net earnings per share and diluted net earnings per share would have been $90.8, $46.4, $0.47 and $0.47, respectively.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
FOR THE FISCAL YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
(In millions)

	Balance
	At				Balance
	Beginning			Write-	At End
	Of			Offs/	Of
	Period	Expenses	Other	Disposals	Period
Deducted From Assets:
Allowance for doubtful accounts:
Fiscal year ended December 31, 2009	$12.2	$(1.6)	$0.1	$3.3	$7.4
Fiscal year ended December 31, 2008	4.5	8.7	(0.3)	0.7	12.2
Fiscal year ended December 31, 2007	4.7	0.6	--	0.8	4.5

Reserve for obsolete inventories:
Fiscal year ended December 31, 2009	$41.0	$15.2	$--	$22.7	$33.5
Fiscal year ended December 31, 2008	32.2	11.0	--	2.2	41.0
Fiscal year ended December 31, 2007	29.1	8.1	--	5.0	32.2

Deferred tax asset valuation allowance:
Fiscal year ended December 31, 2009	$6.9	$--	$3.6	$--	$10.5
Fiscal year ended December 31, 2008	9.8	--	(2.9)	--	6.9
Fiscal year ended December 31, 2007	15.5	--	(5.7)	--	9.8