Form 10-Q
period 2010-03-31
BE AEROSPACE INC
filed 2010-05-04
CIK 861361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For The Quarterly Period Ended March 31, 2010

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

The registrant has one class of common stock, $0.01 par value, of which 102,211,289 shares were outstanding as of April 30, 2010.

BE AEROSPACE, INC.

Form 10-Q for the Quarter Ended March 31, 2010

PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BE AEROSPACE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In Millions, Except Share Data)
	March 31,	December 31,
	2010	2009

ASSETS

Current assets:
Cash and cash equivalents	$153.9	$120.1
Accounts receivable – trade, less allowance for doubtful
accounts ($6.6 at March 31, 2010 and $7.4 at December 31, 2009)	264.6	222.5
Inventories, net	1,262.0	1,247.4
Deferred income taxes, net	0.3	12.1
Other current assets	25.2	20.5
Total current assets	1,706.0	1,622.6

Property and equipment, net of accumulated depreciation
($185.6 at March 31, 2010 and $181.5 at December 31, 2009)	119.2	114.3
Goodwill	691.9	703.2
Identifiable intangible assets, net	331.3	337.4
Deferred income taxes, net	18.1	15.3
Other assets, net	43.9	47.3
	$2,910.4	$2,840.1

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$184.9	$142.7
Accrued liabilities	206.5	192.8
Current maturities of long-term debt	-	0.2
Total current liabilities	391.4	335.7

Long-term debt, net of current maturities	1,018.4	1,018.5
Deferred income taxes, net	8.3	7.1
Other non-current liabilities	29.2	31.3

Commitments, contingencies and off-balance sheet
arrangements (Note 7)
Stockholders' equity:
Preferred stock, $0.01 par value; 1.0 million shares
authorized; no shares outstanding	--	--
Common stock, $0.01 par value; 200.0 million shares
authorized; 102.4 million shares issued and 102.2 million shares
outstanding as of March 31, 2010 and December 31, 2009	1.0	1.0
Additional paid-in capital	1,531.7	1,525.1
Accumulated deficit	(13.3)	(47.1)
Accumulated other comprehensive loss	(56.3)	(31.5)
Total stockholders' equity	1,463.1	1,447.5
	$2,910.4	$2,840.1

See accompanying notes to condensed consolidated financial statements.

BE AEROSPACE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
(In Millions, Except Per Share Data)

	THREE MONTHS ENDED
	March 31,	March 31,
	2010	2009

Revenues	$463.5	$523.7
Cost of sales	295.7	347.0
Selling, general and administrative	68.7	72.0
Research, development and engineering	27.1	24.0

Operating earnings	72.0	80.7

Operating earnings, as percentage
of revenues	15.5%	15.4%

Interest expense, net	20.8	22.5

Earnings before income taxes	51.2	58.2

Income taxes	17.4	20.3

Net earnings	$33.8	$37.9

Net earnings per common share:
Basic	$0.34	$0.39
Diluted	$0.34	$0.38

Weighted average common shares:
Basic	99.5	98.3
Diluted	100.5	98.6

See accompanying notes to condensed consolidated financial statements.

BE AEROSPACE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Millions)
	THREE MONTHS ENDED
	March 31,	March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$33.8	$37.9
Adjustments to reconcile net earnings to net cash flows provided by
(used in) operating activities:
Depreciation and amortization	12.5	11.8
Other	0.7	0.4
Non-cash compensation	6.9	5.3
Deferred income taxes	16.1	13.7
Changes in operating assets and liabilities:
Accounts receivable	(45.8)	(28.8)
Inventories	(26.0)	(79.9)
Other current assets and other assets	(1.7)	3.9
Payables, accruals and other liabilities	51.0	(3.8)
Net cash provided by (used in) operating activities	47.5	(39.5)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(9.3)	(10.0)
Net cash used in investing activities	(9.3)	(10.0)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	(0.2)	(1.4)
Net cash used in financing activities	(0.2)	(1.4)

Effect of foreign exchange rate changes on cash and cash equivalents	(4.2)	(1.9)

Net increase (decrease) in cash and cash equivalents	33.8	(52.8)

Cash and cash equivalents, beginning of period	120.1	168.1

Cash and cash equivalents, end of period	$153.9	$115.3

Supplemental disclosures of cash flow information:
Cash paid during period for:
Interest	$6.3	$35.5
Income taxes	2.8	6.5

See accompanying notes to condensed consolidated financial statements.

BE AEROSPACE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited - In Millions, Except Per Share Data)

Note 1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  All adjustments which, in the opinion of management, are considered necessary for a fair presentation of the results of operations for the periods shown, are of a normal recurring nature and have been reflected in the condensed consolidated financial statements.  The results of operations for the periods presented are not necessarily indicative of the results expected for the full fiscal year or for any future period.  The information included in these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the BE Aerospace, Inc. (the “Company”) Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts and related disclosures.  Actual results could differ from those estimates.

Note 2.	New Accounting Standards

On February 24, 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2010-09 Subsequent Events - Amendments to Certain Recognition and Disclosure Requirements (ASU 2010-09), which amends FASB Accounting Standards Codification (ASC) 855, Subsequent Events.  According to this standard, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements.  ASU No. 2010-09 was effective immediately and the Company adopted these new requirements in the first quarter of 2010.

In the first quarter of 2009, the Company adopted FASB ASC 820, Fair Value Measurements and Disclosures (ASC 820), for financial assets and liabilities recognized or disclosed at fair value.  ASC 820 defines fair value and expands disclosures about fair value measurements.  These definitions apply to other accounting standards that use fair value measurements and may change the application of certain measurements used in current practice.  For non-financial assets and liabilities, the effective date is the beginning of fiscal year 2010, except for items that are recognized or disclosed at fair value on a recurring basis.  The adoption of ASC 820 for these assets and liabilities did not have a material effect on the Company’s consolidated financial statements.

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

	March 31, 2010	December 31, 2009
Purchased materials and component parts	$120.7	$112.9
Work-in-process	22.7	25.1
Finished goods (primarily consumables products)	1,118.6	1,109.4
	$1,262.0	$1,247.4

Note 4.	Goodwill and Intangible Assets

The table below sets forth the intangible assets by major asset class, all of which were acquired through business purchase transactions:

		March 31, 2010
				Net
	Useful Life	Original	Accumulated	Book
	(Years)	Cost	Amortization	Value
Acquired technologies	10-40	$100.8	$38.5	$62.3
Trademarks and patents	1-20	27.9	18.0	9.9
Technical qualifications, plans
and drawings	18-30	30.4	22.5	7.9
Replacement parts annuity
and product approvals	18-30	39.5	32.4	7.1
Customer contracts and relationships	8-30	264.0	20.8	243.2
Covenants not to compete and
other identified intangibles	3-14	9.7	8.8	0.9
		$472.3	$141.0	$331.3

Amortization expense on identifiable intangible assets was approximately $5.2 and $5.0 for the three month periods ended March 31, 2010 and 2009, respectively. The Company expects to report amortization expense of approximately $20 in each of the next five fiscal years. The Company expenses costs to renew or extend the term of a recognized intangible asset.

Note 5.	Long-Term Debt

As of March 31, 2010, long-term debt consisted of $600.0 aggregate principal amount of the Company’s 8.5% Senior Notes due 2018 (Senior Notes) and $418.4 outstanding under the six-year term loan facility, due July 2014, (Term Loan Facility) of the Company’s senior secured credit facility (Credit Agreement).

The Credit Agreement consists of (a) a $350.0 five-year revolving credit facility (Revolving Credit Facility) and (b) the Term Loan Facility.   Borrowings under the Revolving Credit Facility and Term Loan Facility bear interest at an annual rate equal to the London interbank offered rate (LIBOR) (as defined in the Credit Agreement) plus 275 basis points or Prime (as defined in the Credit Agreement) plus 175 basis points. As of March 31, 2010, the rate under the Revolving Credit Facility was 5.75%. There were no amounts outstanding under the Revolving Credit Facility as of March 31, 2010.  As of March 31, 2010, the rate under the Term Loan Facility was 5.75%.

Letters of credit outstanding under the Credit Agreement aggregated $4.6 at March 31, 2010.

The Credit Agreement contains an interest coverage ratio financial covenant (as defined in the Credit Agreement) that must be maintained at a level greater than 2.50 to 1.  The Credit Agreement also contains a total leverage ratio covenant (as defined in the Credit Agreement) which limits net debt to a 4.00 to 1 multiple of EBITDA (as defined in the Credit Agreement).  The Credit Agreement is collateralized by substantially all of the Company’s assets and contains customary affirmative covenants, negative covenants and conditions precedent for borrowings.  All of the covenants in the Credit Agreement were met as of March 31, 2010.

Note 6.	Fair Value Measurements

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

The carrying amounts of cash and cash equivalents (which the Company classifies as Level 1 assets), accounts receivable-trade, and accounts payable represent their respective fair values due to their short term nature.  The carrying amount of the Company’s term debt is a reasonable estimate of its fair value as interest is based upon floating market rates. The fair value of the Company’s 8.5% Senior Notes, based on market prices for publicly traded debt, was $640.5 and $636.0 as of March 31, 2010, and December 31, 2009, respectively.

Note 7.	Commitments, Contingencies and Off-Balance Sheet Arrangements

Lease Commitments — The Company finances its use of certain facilities and equipment under committed lease arrangements provided by various institutions.  Since the terms of these arrangements meet the accounting definition of operating lease arrangements, the aggregate sum of future minimum lease payments is not reflected on the condensed consolidated balance sheet.  At March 31, 2010, future minimum lease payments under these arrangements totaled approximately $150.0; the majority of which related to the long-term real estate leases.

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

Compensation cost generally is being recognized on a straight-line basis over the vesting period of the shares.  Share-based compensation of $6.6 and $5.1 was recognized during the three month period ended March 31, 2010 and 2009, respectively, related to the equity grants made pursuant to the LTIP.  Unrecognized compensation expense related to equity grants, including the estimated impact of any future forfeitures, was $47.1 at March 31, 2010.

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

The Company is organized based on the products and services it offers.  The Company’s reportable segments, which are also its operating segments, are comprised of consumables management, commercial aircraft and business jet.

The Company evaluates segment performance based on segment operating earnings or losses.
Each segment reports its results of operations and makes requests for capital expenditures and acquisition funding to the Company’s chief operating decision-making group. This group is presently comprised of the Chairman and Chief Executive Officer, the President and Chief Operating Officer, and the Senior Vice President and Chief Financial Officer. Each operating segment has separate management teams and infrastructures dedicated to providing a full range of products and services to their respective customers.

The following table presents revenues and operating earnings by business segment:

	THREE MONTHS ENDED
	March 31,	March 31,
	2010	2009
Revenues
Consumables management	$186.1	$239.4
Commercial aircraft	230.1	225.9
Business jet	47.3	58.4
	$463.5	$523.7

Operating earnings (1)
Consumables management	$36.8	$47.4
Commercial aircraft	33.8	28.5
Business jet	1.4	4.8
	$72.0	$80.7

Interest expense	20.8	22.5
Earnings before income taxes	$51.2	$58.2

(1)	Operating earnings include an allocation of corporate general and administrative and employee benefits costs based on the proportion of each segment’s revenues and number of employees, respectively.

The following table presents capital expenditures by business segment:

	THREE MONTHS ENDED
	March 31,	March 31,
	2010	2009
Capital expenditures
Consumables management	$1.9	$6.1
Commercial aircraft	7.0	3.1
Business jet	0.4	0.8
	$9.3	$10.0

The following table presents goodwill by business segment:

	March 31,	December 31,
	2010	2009
Goodwill
Consumables management	$446.2	$452.4
Commercial aircraft	157.0	162.1
Business jet	88.7	88.7
	$691.9	$703.2

The following table presents total assets by business segment:

	March 31,	December 31,
	2010	2009
Total assets (2)
Consumables management	$1,857.3	$1,808.9
Commercial aircraft	769.3	762.9
Business jet	283.8	268.3
	$2,910.4	$2,840.1

(2)	Corporate assets of $170.0 and $144.6 at March 31, 2010 and December 31, 2009, respectively, have been allocated to the above segments based on each segment’s respective percentage of total assets.

Note 10.	Net Earnings Per Common Share

Basic net earnings per common share is computed using the weighted average common shares outstanding during the period. Diluted net earnings per common share is computed by using the weighted average common shares outstanding including the dilutive effect of stock options, shares issued under the Employee Stock Purchase Plan and restricted shares based on an average share price during the period.  For the three months ended March 31, 2010 and 2009, securities totaling approximately 0.6 and 1.4, respectively, were excluded from the determination of diluted earnings per common share because their effect would have been anti-dilutive. The computation of basic and diluted earnings per share for the three months ended March 31, 2010 and 2009, respectively, are as follows:

	THREE MONTHS ENDED
	March 31,	March 31,
	2010	2009
Net earnings	$33.8	$37.9
Basic weighted average common shares	99.5	98.3
Effect of dilutive stock options and
employee stock puchase plan shares	0.1	0.1
Effect of restricted shares issued	0.9	0.2
Diluted weighted average common shares	100.5	98.6

Basic net earnings per share	$0.34	$0.39
Diluted net earnings per share	$0.34	$0.38

Note 11.	Comprehensive Earnings

Comprehensive earnings is defined as all changes in a company's net assets except changes resulting from transactions with stockholders. It differs from net earnings in that certain items currently recorded to equity would be a part of comprehensive earnings.

The following table sets forth the computation of comprehensive earnings for the periods presented:

	THREE MONTHS ENDED
	March 31,	March 31,
	2010	2009
Net earnings	$33.8	$37.9
Other comprehensive loss:
Foreign exchange translation
adjustment and other	(24.8)	(9.9)
Comprehensive earnings	$9.0	$28.0

Note 12.	Accounting for Uncertainty in Income Taxes

In accordance with FASB ASC 740 Income Taxes, the Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.

As of March 31, 2010 and December 31, 2009, the Company had $16.1 and $15.9, respectively, of net unrecognized tax benefits.  This amount of unrecognized tax benefits, if recognized, would affect the effective tax rate.

The Company classifies interest and penalties related to tax matters as a component of income tax expense. As of March 31, 2010 and December 31, 2009, the accrual related to interest and penalties was under $1.0.

The Company is currently undergoing a U.S. federal income tax examination for fiscal year 2006.  With minor exceptions, the Company is currently open to audit by the tax authorities for the four tax years ending December 31, 2009.  The Company does not currently expect the results of these audits to have a material adverse affect on our financial results or financial position.

BE AEROSPACE, INC.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(In Millions, Except Per Share Data)

OVERVIEW

The following discussion and analysis addresses the results of our operations for the three months ended March 31, 2010, as compared to our results of operations for the three months ended March 31, 2009. In addition, the discussion and analysis addresses our liquidity, financial condition and other matters for these periods.

Based on our experience in the industry, we believe that we are the world’s largest manufacturer of cabin interior products for commercial aircraft and for business jets, and the leading aftermarket distributor and value added service provider of aerospace fasteners and other consumable products. We sell our manufactured products directly to virtually all of the world’s major airlines and aerospace manufacturers. In addition, based on our experience, we believe that we have achieved leading global market positions in each of our major product categories, which include:

•
distribution of a broad line of aerospace fasteners and consumables such as seals, bearings and electrical components, covering over 275,000 stock keeping units (SKUs) serving the commercial aircraft, business jet and military and defense industries;

•
the world’s largest manufacturer of aircraft cabin equipment such as, commercial aircraft seats, including an extensive line of super first class, first class, business class, tourist class and regional aircraft seats;

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

Revenues by reportable segment for the three month periods ended March 31, 2010 and March 31, 2009, respectively, were as follows:

	THREE MONTHS ENDED
	March 31, 2010		March 31, 2009
	Revenues	% of Revenues	Revenues	% of Revenues
Consumables management	$186.1	40.2%	$239.4	45.7%
Commercial aircraft	230.1	49.6%	225.9	43.1%
Business jet	47.3	10.2%	58.4	11.2%
Total	$463.5	100.0%	$523.7	100.0%

Revenues by geographic area (based on destination) for the three month periods ended March 31, 2010 and March 31, 2009, respectively, were as follows:

	THREE MONTHS ENDED
	March 31, 2010		March 31, 2009
		% of		% of
	Revenues	Revenues	Revenues	Revenues
United States	$238.1	51.4%	$267.7	51.1%
Europe	107.8	23.2%	129.5	24.7%
Asia, Pacific Rim,
Middle East and
Other	117.6	25.4%	126.5	24.2%
Total	$463.5	100.0%	$523.7	100.0%

Revenues from our domestic and foreign operations for the three month periods ended March 31, 2010 and March 31, 2009, respectively, were as follows:

	THREE MONTHS ENDED
	March 31, 2010	March 31, 2009
Domestic	$337.7	$385.3
Foreign	125.8	138.4
Total	$463.5	$523.7

New product development is a strategic initiative for us. Our customers regularly request that we engage in new product development and enhancement activities. We believe these activities protect and enhance our leadership position. We believe our investments in research and development over the past several years have been a driving force behind our ongoing market share gains. Research, development and engineering spending was approximately 5% of sales during 2009 and is expected to remain at approximately 5%-6% of sales for the next several years.

We also believe in providing our businesses with the tools required to remain competitive. In that regard, we have invested, and intend to continue to invest, in property and equipment that enhances our productivity. Taking into consideration recent program awards to deliver multi-year programs for the A350, our targeted capacity utilization levels, recent acquisitions and current industry conditions, we expect that our capital expenditures will be approximately $60 over the next twelve months.

The global traffic decrease in 2009 was the largest decline in history and reflected the drop in global gross domestic product.  In response to this economic environment, airlines, aircraft OEMs, subcontractors and MROs implemented stringent cash conservation measures, which resulted in a reduction in the global fleet capacity, delays and cancellation of new aircraft purchases, the deferral of fleet refurbishment programs and a massive destocking of consumables and spare parts.

The market environment for our global customers began to improve during the current fourth quarter of 2009 consistent with the improving global economy.  For the first three months of 2010, international traffic has improved nearly 9% compared to the same period of last year, which was the bottom of the cycle. Asia and the Middle East have experienced significant traffic growth of 11% and 25%, respectively, and both U.S. and European international passenger traffic are up almost  5% year-to-date.  Premium passenger demand is recovering ahead of economy travel and has improved from the trough levels reached in March 2009 by 10%, but is still down approximately 16% from the 2008 peak levels. IATA now expects 2010 passenger demand to grow by 6% and cargo demand to grow by 12%. IATA also forecasts the industry to have an operating profit in excess of $6 billion for 2010, even after taking into account losses of approximately $1.5 to $2.0 billion, primarily incurred by European airlines, as a result of the April Icelandic volcano eruption.

We expect that demand for our products will improve in 2010 consistent with the expected higher level of global air traffic.

RESULTS OF OPERATION

THREE MONTHS ENDED MARCH 31, 2010,
AS COMPARED TO THREE MONTHS ENDED MARCH 31, 2009

Consolidated Results

Revenues in the first quarter of 2010 of $463.5 decreased by $60.2, or 11.5%, as compared with the first quarter of the prior year.  The decrease in revenues was the result of the $53.3, or 22.3%, decrease in revenues at the consumables management segment and an $11.1, or 19.0%, decrease in revenues at the business jet segment, both as a result of higher level of demand in the prior year period.  As compared with the fourth quarter of 2009, consolidated revenues declined by 3.3%.

Cost of sales for the current period was $295.7, or 63.8% of revenues, as compared to $347.0, or 66.3% of revenues, in the first quarter of the prior year.  The 250 basis point decrease in cost of sales as a percentage of revenues in the current year period was due to a higher level of spares revenues, successful cost reduction activities, manufacturing efficiencies, and ongoing synergies arising from the integration of Honeywell’s Consumables Solutions distribution business (HCS), which was acquired in July, 2008.

Selling, general and administrative (SG&A) expenses in the first quarter of 2010 were $68.7, or 14.8% of revenues, as compared to $72.0, or 13.7% of revenues, in the first quarter of 2009. The lower level of SG&A in the current period is the result of our cost reduction initiatives and a stronger U.S. dollar versus the British pound.

Research, development and engineering expense for the first quarter of 2010 was $27.1, or 5.8% of revenues, as compared to $24.0, or 4.6% of revenues, in the same period in 2009.  The $3.1 increase in spending is primarily due to new product development activities at our commercial aircraft segment.

First quarter operating earnings of $72.0 decreased $8.7, or 10.8%, as compared with the first quarter of  2009 as a result of the 11.5% decrease in revenues. Operating margin of 15.5% expanded 10 basis points in spite of the lower level of revenues. As compared with the fourth quarter of 2009, operating margin increased by 50 basis points as a result of a higher level of spares sales at the commercial aircraft segment (CAS) and increased revenues at the consumables management segment (CMS).

Interest expense for the first quarter of 2010 of $20.8 was $1.7 lower than the interest expense in the same period in the prior year due to a lower level of debt outstanding during the 2010 period.

Earnings before income taxes for the three months ended March 31, 2010 of $51.2 decreased by $7.0, or 12.0%, as compared to earnings before income taxes of $58.2 in the same period in the prior year due to the $8.7 decrease in operating earnings described above, offset by a $1.7 decrease in interest expense.

Income taxes in the first quarter of 2010 were $17.4, or 34.0% of earnings before income taxes, as compared to $20.3, or 34.9% of earnings before income taxes, in the first quarter of 2009.  Income taxes as a percentage of earnings before income taxes decreased in the current period primarily as a result of a higher proportion of earnings in the current year generated in lower tax rate jurisdictions.

Net earnings for the first quarter of 2010 were $33.8, or $0.34 per diluted share, as compared with net earnings of $37.9, or $0.38 per diluted share, in the first quarter of 2009. Net earnings decreased by $4.1, or 10.8%, as compared with the prior year period for the reasons described above.

Our book to bill ratio in the first quarter of 2010 was in excess of one for the second consecutive quarter.  Backlog at March 31, 2010 stood at approximately $2,700, an increase of 2% as compared with our backlog at December 31, 2009.

Segment Results

The following is a summary of revenues and operating earnings by segment:

	REVENUES
	Three Months Ended March 31,
			Percent
	2010	2009	Change
Consumables management	$186.1	$239.4	(22.3)%
Commercial aircraft	230.1	225.9	1.9%
Business jet	47.3	58.4	(19.0)%
Total	$463.5	$523.7	(11.5)%

	OPERATING EARNINGS
	Three Months Ended March 31,
			Percentage
	2010	2009	Change
Consumables management	$36.8	$47.4	(22.4)%
Commercial aircraft	33.8	28.5	18.6%
Business jet	1.4	4.8	(70.8)%
Total	$72.0	$80.7	(10.8)%

Although the first quarter 2010 CMS revenues of $186.1 declined by 22.3% as compared with the first quarter of 2009, first quarter 2010 revenues increased 2.8% as compared with the fourth quarter of 2009.  CMS operating earnings declined 22.4% as compared with the first quarter of 2009 and the operating margin of 19.8% was equal to the operating margin in the first quarter of 2009 on the lower level of revenues in the current quarter.  In the first quarter of 2010 CMS operating margin was the same as in the prior year in spite of the lower level of revenues due to ongoing synergies from the integration of HCS and successful cost reduction initiatives. As compared with the fourth quarter of 2009, CMS current period operating earnings increased 7.3%, operating margin expanded by 90 basis points and bookings increased by nearly 25%.

First quarter 2010 CAS revenues of $230.1 increased 1.9% as compared with the same period in the prior year.  First quarter CAS spares revenues increased at a double digit rate as compared with the same period in the prior year.  CAS first quarter operating earnings were $33.8, or 14.7% of revenues, an increase of 18.6% as compared with first quarter of 2009 operating earnings of $28.5, or 12.6% of revenues.  First quarter 2010 operating margin expanded by 210 basis points as compared with the first quarter of 2009 as a result of a higher level of spares revenues, successful cost reduction activities and a stronger dollar as compared with the British pound.  As compared with the fourth quarter of 2009, operating margin for the first quarter of 2010, increased by 170 basis points on a 3.7% decrease in revenues, reflecting the double digit increase in spares revenues and ongoing operational efficiencies.

First quarter 2010 business jet segment revenues of $47.3 declined 19.0% and operating earnings of $1.4 decreased by $3.4 as compared with the first quarter of 2009, as a result of lower revenues, an unfavorable mix of product revenues and the negative impact of reduced operating leverage in the current quarterly period.

LIQUIDITY AND CAPITAL RESOURCES

Current Financial Condition

As of March 31, 2010, our net debt-to-net capital ratio was 37.1%.  Net debt was $864.5, which represented total debt of $1,018.4, less cash and cash equivalents of $153.9.  There were no borrowings outstanding under the revolving credit facility of our Senior Credit Agreement and we have no debt maturities until 2014.  Cash on hand at March 31, 2010 increased by $33.8 as compared with cash on hand at December 31, 2009.

Working capital as of March 31, 2010 was $1,314.6, an increase of $27.7 as compared with working capital at December 31, 2009. As of March 31, 2010, total current assets increased by $83.4 and total current liabilities increased by $55.7.  The increase in current assets related to an increase in cash of $33.8, an increase in the accounts receivable of $42.1 on timing of billings and collections, and an increase in the inventory balances of $14.6, principally at the consumables management segment, to support future revenues. The increase in total current liabilities primarily related to an increase in accounts payable of $42.2, and an increase of $12.7 in the accrued interest on our long term debt.

Cash Flows

As of March 31, 2010, our cash and cash equivalents were $153.9 compared to $120.1 at December 31, 2009. Cash generated from operating activities was $47.5 for the three months ended March 31, 2010, as compared to cash used in operating activities of $39.5 in the same period in the prior year.  The primary source of cash from operations during the three months ended March 31, 2010 were net earnings of $33.8, adjusted by depreciation and amortization of $12.5, non-cash compensation of $6.9, $16.1 decrease in deferred tax asset and $51.0 increase in accounts payable and accrued liabilities. Offsetting these sources of cash were a $45.8 increase in accounts receivable and a $26.0 increase in inventories.

Capital Spending

Our capital expenditures were $9.3 and $10.0 during the three months ended March 31, 2010 and 2009, respectively.  We expect capital expenditures of approximately $60 over the next twelve months.  These capital expenditures are needed to support our recent program awards including the A350, and take into consideration our targeted capacity utilization levels, recent acquisitions and current industry conditions. We have, in the past, generally funded our capital expenditures with cash from operations and funds available to us under revolving bank credit facilities. We expect to fund future capital expenditures from cash on hand, from operations and from funds available to us under our Revolving Credit Facility of our Senior Credit Agreement.

Outstanding Debt and Other Financing Arrangements

Long-term debt at March 31, 2010 consisted principally of $418.4 of term loan borrowings under our Term Loan Facility of our Senior Credit Agreement and $600.0 aggregate principal amount of 8.5% Senior Notes due 2018.

Borrowings under our Term Loan Facility and Revolving Credit Facility bear interest at an annual rate equal to LIBOR (as defined in the Senior Credit Agreement) plus 275 basis points or Prime (as defined in the Senior Credit Agreement) plus 175 basis points, which was 5.75% at March 31, 2010.  There were no amounts outstanding under the Revolving Credit Facility as of March 31, 2010.

Contractual Obligations

During the three-month period ended March 31, 2010, there were no material changes in our long-term debt.  The following table reflects our contractual obligations, represented by operating leases, purchase obligations, and commercial commitments as of March 31, 2010.  Commercial commitments include lines of credit, guarantees and other potential cash outflows resulting from a contingent event that requires performance by us or our subsidiaries pursuant to a funding commitment.

Contractual Obligations	2010	2011	2012	2013	2014	Thereafter	Total
Long-term debt and other non-current liabilities (1)	$-	$0.6	$0.2	$0.4	$419.0	$611.3	1,031.5
Operating leases	18.4	21.1	18.0	15.5	14.2	62.8	150.0
Purchase obligations (2)	24.8	7.6	5.6	2.2	1.7	1.7	43.6
Future interest payment on outstanding debt (3)	44.8	76.7	76.7	76.7	65.9	178.5	519.3
Total	$88.0	$106.0	$100.5	$94.8	$500.8	$854.3	$1,744.4

Commercial Commitments
Letters of credit	$4.6	$--	$--	$--	$--	$--	$4.6

(1)
Our liability for unrecognized tax benefits of $16.1 at March 31, 2010 has been omitted from the above table because we cannot determine with certainty when this liability will be settled.  It is reasonably possible that the amount of liability for unrecognized tax benefits will change in the next twelve months; however, we do not expect the change to have a significant impact on our consolidated financial statements.

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

(3)
Future interest payments include amounts due under our Senior Notes and estimated amounts due on the $418.4 aggregate principal amount outstanding under our Term Loan Facility, based on the actual rate of interest at March 31, 2010.  Actual interest payments will fluctuate based on LIBOR or Prime rate pursuant to the terms of the Credit Agreement.

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

Off-Balance Sheet Arrangements

Lease Arrangements

We finance our use of certain equipment under committed lease arrangements provided by various financial institutions. Since the terms of these arrangements meet the accounting definition of operating lease arrangements, the aggregate sum of future minimum lease payments is not reflected in our consolidated balance sheet.  Future minimum lease payments under these arrangements aggregated approximately $150.0 at March 31, 2010.

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

Deferred Tax Assets

We maintained a valuation allowance of approximately $10.5 as of March 31, 2010 primarily related to foreign tax credits and foreign net operating losses.

Critical Accounting Policies

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. We believe that our critical accounting policies are limited to those described in Note 1 to Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.  There have been no changes to our critical accounting policies since December 31, 2009.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include, but are not limited to, all statements that do not relate solely to historical or current facts, including statements regarding the expected benefits derived in connection with the HCS acquisition, implementation and expected benefits of lean manufacturing and continuous improvement plans, our dealings with customers and partners, the consolidation of facilities, reduction of our workforce, integration of acquired businesses, ongoing capital expenditures, our ability to grow our business, the impact of the large number of grounded aircraft on demand for our products and our underlying assets, the adequacy of funds to meet our capital requirements, the ability to refinance our indebtedness, if necessary, the reduction of debt, the potential impact of new accounting pronouncements, and the impact on our business of the recent decreases in passenger traffic and expected decreases in passenger traffic and the size of the airline fleet.  Such forward-looking statements include risks and uncertainties and our actual experience and results may differ materially from the experience and results anticipated in such statements. Factors that might cause such a difference include those discussed in our filings with the Securities and Exchange Commission, under the heading "Risk Factors" in our Annual Report on Form 10-K, for the fiscal year ended December 31, 2009 as well as future events that may have the effect of reducing our available operating income and cash balances, such as unexpected operating losses, the impact of rising fuel prices on our airline customers, outbreaks in national or international hostilities, natural disaster or other environmental occurrences terrorist attacks, prolonged health issues which reduce air travel demand (e.g., SARS, Swine Flu, Icelandic volcano eruptions), delays in, or unexpected costs associated with, the integration of our acquired or recently consolidated businesses, including HCS, conditions in the airline industry, conditions in the business jet industry, regulatory developments, litigation costs, problems meeting customer delivery requirements, our success in winning new or expected refurbishment contracts from customers, capital expenditures, increased leverage, possible future acquisitions, facility closures, product transition costs, labor disputes involving us, our significant customers or airframe manufacturers, the possibility of a write-down of intangible assets, delays or inefficiencies in the introduction of new products, fluctuations in currency exchange rates or our inability to properly manage our rapid growth.

Except as required under the federal securities laws and rules and regulations of the SEC, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented herein. These statements should be considered only after carefully reading the risk factors and the other information in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and this entire quarterly report on Form 10-Q.

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

From time to time, we and our foreign subsidiaries may enter into foreign currency exchange contracts to manage risk on transactions conducted in foreign currencies. At March 31, 2010, we had no outstanding forward currency exchange contracts.  In addition, we have not entered into any other derivative financial instruments.

Interest Rates – At March 31, 2010, we had adjustable rate debt with a value totaling $418.4.  The weighted average interest rates for the adjustable rate debt was approximately 5.75% at March 31, 2010.  If interest rates on variable rate debt were to increase by 10% above current rates, our pretax income would decline by approximately $2.4 on an annualized basis. We do not engage in transactions intended to hedge our exposure to changes in interest rates.

  As of March 31, 2010, we maintained a portfolio of securities consisting mainly of taxable, interest-bearing deposits with weighted average maturities of less than three months.  If short-term interest rates were to increase or decrease by 10%, we estimate interest income would increase or decrease by less than $0.1 on an annualized basis.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness, of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934), as of March 31, 2010.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

      Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the first quarter of 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 6.	Exhibits

Exhibit 31 - Rule 13a-14(a)/15d-14(a) Certifications

31.1 Certification of Chief Executive Officer

31.2 Certification of Chief Financial Officer

Exhibit 32 - Section 1350 Certifications

32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BE AEROSPACE, INC.

Date: May 4, 2010	By:	/s/ Amin J. Khoury
Amin J. Khoury
Chairman and
Chief Executive Officer

Date: May 4, 2010	By:	/s/ Thomas P. McCaffrey
Thomas P. McCaffrey
Senior Vice President and
Chief Financial Officer