Form 10-Q
period 2010-06-30
BE AEROSPACE INC
filed 2010-08-04
CIK 861361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For The Quarterly Period Ended June 30, 2010

Commission File No. 0-18348

BE AEROSPACE, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	06-1209796
(State of Incorporation)	(I.R.S. Employer Identification No.)

1400 Corporate Center Way
Wellington, Florida  33414
(Address of principal executive offices)

(561) 791-5000
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES[X] NO [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [X]  NO [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act: Large accelerated filer [X]   Accelerated filer [   ]  Non-accelerated filer (do not check if a smaller reporting company) [   ] Smaller reporting company [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [  ]  NO [X]

The registrant has one class of common stock, $0.01 par value, of which 102,295,921 shares were outstanding as of August 2, 2010.

BE AEROSPACE, INC.

Form 10-Q for the Quarter Ended June 30, 2010

PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BE AEROSPACE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In Millions, Except Share Data)

	June 30,	December 31,
	2010	2009

ASSETS

Current assets:
Cash and cash equivalents	$123.9	$120.1
Accounts receivable – trade, less allowance for doubtful
accounts ($6.9 at June 30, 2010 and $7.4 at December 31, 2009)	251.2	222.5
Inventories, net	1,259.9	1,247.4
Deferred income taxes, net	0.4	12.1
Other current assets	23.4	20.5
Total current assets	1,658.8	1,622.6

Property and equipment, net of accumulated depreciation
($190.0 at June 30, 2010 and $181.5 at December 31, 2009)	118.4	114.3
Goodwill	677.0	703.2
Identifiable intangible assets, net	325.0	337.4
Deferred income taxes, net	18.1	15.3
Other assets, net	38.6	47.3
	$2,835.9	$2,840.1

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$164.1	$142.7
Accrued liabilities	201.7	192.8
Current maturities of long-term debt	-	0.2
Total current liabilities	365.8	335.7

Long-term debt, net of current maturities	943.4	1,018.5
Deferred income taxes, net	8.0	7.1
Other non-current liabilities	29.2	31.3

Commitments, contingencies and off-balance sheet
arrangements (Note 7)
Stockholders' equity:
Preferred stock, $0.01 par value; 1.0 million shares
authorized; no shares outstanding	--	--
Common stock, $0.01 par value; 200.0 million shares
authorized; 102.5 million shares issued as of June 30, 2010
and 102.4 million shares issued as of December 31, 2009	1.0	1.0
Additional paid-in capital	1,545.9	1,525.1
Retained earnings (accumulated deficit)	24.0	(47.1)
Accumulated other comprehensive loss	(81.4)	(31.5)
Total stockholders' equity	1,489.5	1,447.5
	$2,835.9	$2,840.1

See accompanying notes to condensed consolidated financial statements.

BE AEROSPACE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
(In Millions, Except Per Share Data)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009

Revenues	$483.9	$474.8	$947.4	$998.5
Cost of sales	309.6	309.5	605.3	656.5
Selling, general and administrative	70.0	68.1	138.7	140.1
Research, development and engineering	25.5	23.3	52.6	47.3

Operating earnings	78.8	73.9	150.8	154.6

Operating earnings, as percentage
of revenues	16.3%	15.6%	15.9%	15.5%

Interest expense, net	19.9	22.5	40.7	45.0
Debt prepayment costs	2.5	-	2.5	-

Earnings before income taxes	56.4	51.4	107.6	109.6

Income taxes	19.1	16.7	36.5	37.0

Net earnings	$37.3	$34.7	$71.1	$72.6

Net earnings per common share:
Basic	$0.37	$0.35	$0.71	$0.74
Diluted	$0.37	$0.35	$0.71	$0.73

Weighted average common shares:
Basic	99.5	98.3	99.5	98.3
Diluted	100.7	99.1	100.6	98.9

See accompanying notes to condensed consolidated financial statements.

BE AEROSPACE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Millions)

	SIX MONTHS ENDED
	June 30,	June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$71.1	$72.6
Adjustments to reconcile net earnings to net cash flows provided by
(used in) operating activities:
Depreciation and amortization	25.0	24.1
Provision for doubtful accounts	1.0	0.6
Non-cash compensation	13.9	11.5
Debt prepayment costs	2.5	--
Loss on disposal of property and equipment	0.5	1.8
Tax benefits realized from prior exercises of employee stock options	(5.4)	--
Deferred income taxes	24.7	26.4
Changes in operating assets and liabilities:
Accounts receivable	(36.0)	24.3
Inventories	(28.8)	(130.6)
Other current assets and other assets	2.4	20.9
Payables, accruals and other liabilities	25.4	(57.1)
Net cash provided by (used in) operating activities	96.3	(5.5)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(17.0)	(15.5)
Other, net	0.1	(0.4)
Net cash used in investing activities	(16.9)	(15.9)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock issued	1.4	1.6
Tax benefits realized from prior exercises of employee stock options	5.4	--
Principal payments on long-term debt	(75.2)	(3.2)
Net cash used in financing activities	(68.4)	(1.6)

Effect of foreign exchange rate changes on cash and cash equivalents	(7.2)	1.3

Net increase (decrease) in cash and cash equivalents	3.8	(21.7)

Cash and cash equivalents, beginning of period	120.1	168.1

Cash and cash equivalents, end of period	$123.9	$146.4

Supplemental disclosures of cash flow information:
Cash paid during period for:
Interest	$37.4	$43.3
Income taxes	4.2	2.0

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

In the first quarter of 2009, the Company adopted FASB ASC 820, Fair Value Measurements and Disclosures (ASC 820), for financial assets and liabilities recognized or disclosed at fair value.  ASC 820 defines fair value and expands disclosures about fair value measurements.  These definitions apply to other accounting standards that use fair value measurements and may change the application of certain measurements used in current practice.  For non-financial assets and liabilities, the effective date was the beginning of fiscal year 2010, except for items that are recognized or disclosed at fair value on a recurring basis.  The adoption of ASC 820 for these assets and liabilities did not have a material effect on the Company’s consolidated financial statements.

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

	June 30, 2010	December 31, 2009
Purchased materials and component parts	$114.7	$112.9
Work-in-process	21.5	25.1
Finished goods (primarily consumables products)	1,123.7	1,109.4
	$1,259.9	$1,247.4

Note 4.                  Goodwill and Intangible Assets

The table below sets forth the intangible assets by major asset class, all of which were acquired through business purchase transactions:

		June 30, 2010
				Net
	Useful Life	Original	Accumulated	Book
	(Years)	Cost	Amortization	Value
Acquired technologies	10-40	$100.6	$39.4	$61.2
Trademarks and patents	1-20	27.4	18.0	9.4
Technical qualifications, plans
and drawings	18-30	30.2	22.7	7.5
Replacement parts annuity
and product approvals	18-30	39.0	32.5	6.5
Customer contracts and relationships	8-30	263.2	23.5	239.7
Covenants not to compete and
other identified intangibles	3-14	9.7	9.0	0.7
		$470.1	$145.1	$325.0

Amortization expense on identifiable intangible assets was approximately $5.1 and $5.2 for the three month periods ended June 30, 2010 and 2009, respectively, and $10.3 and $10.2 for the six months ended June 30, 2010 and 2009, respectively. The Company expects to report amortization expense of approximately $20 in each of the next five fiscal years. The Company expenses costs to renew or extend the term of a recognized intangible asset.

Goodwill declined approximately $26 during the six months ended June 30, 2010 as a result of foreign currency translations.

Note 5.                  Long-Term Debt

As of June 30, 2010, long-term debt consisted of $600.0 aggregate principal amount of the Company’s 8.5% Senior Notes due 2018 (Senior Notes) and $343.4 outstanding under the six-year term loan facility, due July 2014, (Term Loan Facility) of the Company’s senior secured credit facility (Credit Agreement). During the second quarter of 2010 the Company prepaid $75.0 of long-term debt.

The Credit Agreement consists of (a) a $350.0 five-year revolving credit facility (Revolving Credit Facility) and (b) the Term Loan Facility.  Borrowings under the Revolving Credit Facility and Term Loan Facility bear interest at an annual rate equal to the London interbank offered rate (LIBOR) (as defined in the Credit Agreement) plus 275 basis points or Prime (as defined in the Credit Agreement) plus 175 basis points. As of June 30, 2010, the rate under the Revolving Credit Facility was 5.75%. There were no amounts outstanding under the Revolving Credit Facility as of June 30, 2010.  As of June 30, 2010, the rate under the Term Loan Facility was 5.75%.

Letters of credit outstanding under the Credit Agreement aggregated $4.6 at June 30, 2010.

The Credit Agreement contains an interest coverage ratio financial covenant (as defined in the Credit Agreement) that must be maintained at a level greater than 2.50 to 1.  The Credit Agreement also contains a total leverage ratio covenant (as defined in the Credit Agreement) which limits net debt to a 4.00 to 1 multiple of EBITDA (as defined in the Credit Agreement).  The Credit Agreement is collateralized by substantially all of the Company’s assets and contains customary affirmative covenants, negative covenants and conditions precedent for borrowings.  The Company was in compliance with all of the covenants in the Credit Agreement as of June 30, 2010.

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

The carrying amounts of cash and cash equivalents (which the Company classifies as Level 1 assets), accounts receivable-trade, and accounts payable represent their respective fair values due to their short term nature.  The carrying amount of the Company’s term debt is a reasonable estimate of its fair value as interest is based upon floating market rates. The fair value of the Company’s 8.5% Senior Notes, based on market prices for publicly traded debt, was $630.0 and $636.0 as of June 30, 2010, and December 31, 2009, respectively.

Note 7.                 Commitments, Contingencies and Off-Balance Sheet Arrangements

Lease Commitments — The Company finances its use of certain facilities and equipment under committed lease arrangements provided by various institutions.  Since the terms of these arrangements meet the accounting definition of operating lease arrangements, the aggregate sum of future minimum lease payments is not reflected on the condensed consolidated balance sheet.  At June 30, 2010, future minimum lease payments under these arrangements totaled approximately $148.6; the majority of which related to the long-term real estate leases.

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

	SIX MONTHS ENDED
	June 30,	June 30,
	2010	2009
Beginning balance	$26.6	$22.4
Accruals during the period	15.7	12.3
Settlements made	(9.5)	(11.4)
Ending balance	$32.8	$23.3

Note 8.                  Accounting for Stock-Based Compensation

The Company has a Long Term Incentive Plan (LTIP) under which the Company’s Compensation Committee has the authority to grant stock options, stock appreciation rights, restricted stock, restricted stock units or other forms of equity.

Compensation cost generally is being recognized on a straight-line basis over the vesting period of the shares.  Share-based compensation of $6.9 and $13.5 was recognized during the three and six month periods ended June 30, 2010 related to the equity grants made pursuant to the LTIP.  Unrecognized compensation expense related to equity grants, including the estimated impact of any future forfeitures, was $40.2 at June 30, 2010.

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

The Company has six reporting units, which were determined based on materiality and on the guidelines contained in FASB ASC Topic 350, Subtopic 20, Section 35.  Each reporting unit represents either (a) an operating segment (which is also a reportable segment) or (b) a component of an operating segment, which constitutes a business, for which there is discrete financial information available that is regularly reviewed by segment management.

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

The Company has not included product line information due to the similarity of commercial aircraft segment (CAS) product offerings and the impracticality of determining such information for the consumables management segment (CMS).

The following table presents revenues and operating earnings by business segment:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
Revenues
Consumables management	$193.1	$196.6	$379.2	$436.0
Commercial aircraft	236.4	223.9	466.5	449.8
Business jet	54.4	54.3	101.7	112.7
	$483.9	$474.8	$947.4	$998.5

Operating earnings (1)
Consumables management	$38.2	$35.8	$75.0	$83.2
Commercial aircraft	36.6	31.6	70.4	60.1
Business jet	4.0	6.5	5.4	11.3
	78.8	73.9	150.8	154.6

Interest expense	19.9	22.5	40.7	45.0
Debt prepayment costs	2.5	-	2.5	-
Earnings before income taxes	$56.4	$51.4	$107.6	$109.6

(1)	Operating earnings include an allocation of corporate general and administrative and employee benefits costs based on the proportion of each segment’s revenues and number of employees, respectively.

The following table presents capital expenditures by business segment:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
Capital expenditures
Consumables management	$2.7	$2.7	$4.6	$8.7
Commercial aircraft	4.0	2.5	10.9	5.6
Business jet	1.0	0.3	1.5	1.2
	$7.7	$5.5	$17.0	$15.5

The following table presents goodwill by business segment:

	June 30,	December 31,
	2010	2009
Goodwill
Consumables management	$437.6	$452.4
Commercial aircraft	150.8	162.1
Business jet	88.6	88.7
	$677.0	$703.2

The following table presents total assets by business segment:

	June 30,	December 31,
	2010	2009
Total assets (2)
Consumables management	$1,827.0	$1,808.9
Commercial aircraft	728.7	762.9
Business jet	280.2	268.3
	$2,835.9	$2,840.1

(2)	Corporate assets of $132.3 and $144.6 at June 30, 2010 and December 31, 2009, respectively, have been allocated to the above segments based on each segment’s respective percentage of total assets.

Note 10.               Net Earnings Per Common Share

Basic net earnings per common share is computed using the weighted average common shares outstanding during the period. Diluted net earnings per common share is computed by using the weighted average common shares outstanding including the dilutive effect of stock options, shares issued under the Employee Stock Purchase Plan and restricted shares based on an average share price during the period.  For the three months ended June 30, 2010 and 2009 and for the six months ended June 30, 2010 and 2009, securities totaling approximately 0.5 and 1.2, and 0.6 and 1.3, respectively, were excluded from the determination of diluted earnings per common share because their effect would have been anti-dilutive. The computations of basic and diluted earnings per share for the three and six months ended June 30, 2010 and 2009, respectively, are as follows:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
Net earnings	$37.3	$34.7	$71.1	$72.6
Basic weighted average common shares	99.5	98.3	99.5	98.3
Effect of dilutive stock options and
employee stock puchase plan shares	0.1	0.1	0.1	0.1
Effect of restricted shares issued	1.1	0.7	1.0	0.5
Diluted weighted average common shares	100.7	99.1	100.6	98.9

Basic net earnings per share	$0.37	$0.35	$0.71	$0.74
Diluted net earnings per share	$0.37	$0.35	$0.71	$0.73

Note 11.               Comprehensive Earnings

Comprehensive earnings is defined as all changes in a company's net assets except changes resulting from transactions with stockholders. It differs from net earnings in that certain items currently recorded to equity would be a part of comprehensive earnings.

The following table sets forth the computation of comprehensive earnings for the periods presented:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
Net earnings	$37.3	$34.7	$71.1	$72.6
Other comprehensive earnings:
Foreign exchange translation
and other adjustments	(25.1)	23.0	(49.9)	13.1
Comprehensive earnings	$12.2	$57.7	$21.2	$85.7

Note 12.               Accounting for Uncertainty in Income Taxes

In accordance with FASB ASC 740 Income Taxes, the Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.

As of June 30, 2010 and December 31, 2009, the Company had $16.4 and $15.9, respectively, of net unrecognized tax benefits.  This amount of unrecognized tax benefits, if recognized, would affect the effective tax rate.

The Company classifies interest and penalties related to tax matters as a component of income tax expense. As of June 30, 2010 and December 31, 2009, the accrual related to interest and penalties was insignificant.

The Company recently completed its U.S. federal income tax examination for fiscal year 2006 with immaterial adjustments, and with minor exceptions, the Company is currently open to audit by the tax authorities for the four tax years ending December 31, 2009. There are currently no income tax audits in progress.

BE AEROSPACE, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                (In Millions, Except Per Share Data)

OVERVIEW

The following discussion and analysis addresses the results of our operations for the three and six months ended June 30, 2010, as compared to our results of operations for the three and six months ended June 30, 2009. In addition, the discussion and analysis addresses our liquidity, financial condition and other matters for these periods.

Based on our experience in the industry, we believe that we are the world’s largest manufacturer of cabin interior products for commercial aircraft and for business jets, and the leading aftermarket distributor and value added service provider of aerospace fasteners and other consumable products. We sell our manufactured products directly to virtually all of the world’s major airlines and aerospace manufacturers. In addition, based on our experience, we believe that we have achieved leading global market positions in each of our major product categories which include:

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

Revenues by reportable segment for the three and six month periods ended June 30, 2010 and June 30, 2009, respectively, were as follows:

	THREE MONTHS ENDED				SIX MONTHS ENDED
	June 30, 2010		June 30, 2009		June 30, 2010		June 30, 2009
	Revenues	% of Revenues	Revenues	% of Revenues	Revenues	% of Revenues	Revenues	% of Revenues
Consumables management	$193.1	39.9%	$196.6	41.4%	$379.2	40.0%	$436.0	43.7%
Commercial aircraft	236.4	48.9%	223.9	47.2%	466.5	49.2%	449.8	45.0%
Business jet	54.4	11.2%	54.3	11.4%	101.7	10.8%	112.7	11.3%
Total	$483.9	100.0%	$474.8	100.0%	$947.4	100.0%	$998.5	100.0%

Revenues by geographic area (based on destination) for the three and six month periods ended June 30, 2010 and June 30, 2009, respectively, were as follows:

	THREE MONTHS ENDED				SIX MONTHS ENDED
	June 30, 2010		June 30, 2009		June 30, 2010		June 30, 2009
		% of		% of		% of		% of
	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues
United States	$242.1	50.0%	$236.9	49.9%	$480.2	50.7%	$504.6	50.5%
Europe	119.4	24.7%	96.8	20.4%	227.2	24.0%	226.3	22.7%
Asia, Pacific Rim,
Middle East and
Other	122.4	25.3%	141.1	29.7%	240.0	25.3%	267.6	26.8%
Total	$483.9	100.0%	$474.8	100.0%	$947.4	100.0%	$998.5	100.0%

Revenues from our domestic and foreign operations for the three and six month periods ended June 30, 2010 and June 30, 2009, respectively, were as follows:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Domestic	$349.2	$336.2	$686.8	$721.4
Foreign	134.7	138.6	260.6	277.1
Total	$483.9	$474.8	$947.4	$998.5

New product development is a strategic initiative for us. Our customers regularly request that we engage in new product development and enhancement activities. We believe these activities protect and enhance our leadership position. We believe our investments in research and development over the past several years have been a driving force behind our ongoing market share gains. Research, development and engineering spending was approximately 6% of sales during 2010 and is expected to remain at approximately 5%-6% of sales for the next several years.

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

The global traffic decrease in 2009 was the largest decrease in history and reflected the drop in global gross domestic product.  In response to this economic environment, airlines, aircraft OEMs, subcontractors and MROs implemented stringent cash conservation measures, which resulted in a reduction in the global fleet capacity, delays and cancellation of new aircraft purchases, the deferral of fleet refurbishment programs and a massive destocking of consumables and spare parts.

The current global macroeconomic environment is mixed and in spite of headwinds from the Icelandic volcano eruption in April and the ongoing European debt crisis, the important global airline metrics continue to improve. For the first six months of 2010, international traffic has improved 7.9% compared to the first half of 2009. Asia and the Middle East have experienced significant traffic growth of 10.5% and 20.1%, respectively, and U.S. and European international passenger traffic is up 5.9% and 3.3%, respectively, year-to-date. In addition, premium passenger demand has continued to improve. Through May, premium international traffic is up 10.5%.  IATA now expects 2010 international passenger traffic growth of 7.1% and cargo traffic growth of 18.5% and for airlines to post aggregate global profits of $2.5 billion, a $5.3 billion improvement compared with IATA’s March forecast calling for a $2.8 billion loss.

We expect that demand for our products will improve in 2010 as a result of the expected higher level of global air traffic.

RESULTS OF OPERATION

THREE MONTHS ENDED JUNE 30, 2010,
AS COMPARED TO THREE MONTHS ENDED JUNE 30, 2009
($ in Millions, Except Per Share Data)

Consolidated Results

	REVENUES
	Three Months Ended June 30,
			Percent
	2010	2009	Change
Consumables management	$193.1	$196.6	-1.8%
Commercial aircraft	236.4	223.9	5.6%
Business jet	54.4	54.3	0.2%
Total	$483.9	$474.8	1.9%

Revenues in the second quarter of 2010 of $483.9 increased by $9.1 or 1.9%, as compared with the second quarter of the prior year.  The increase in revenues was the result of the $12.5 or 5.6%, increase in revenues at the commercial aircraft segment as a result of higher level of spares revenues offset by a $3.5 or 1.8%, decrease in revenues at the consumables management segment.

Cost of sales for the current period was $309.6 or 64.0% of sales, as compared with cost of sales of $309.5 or 65.2% of sales in the second quarter of the prior year.  The 120 basis point decrease in cost of sales percentage (120 basis point increase in gross margin) is due to product mix, successful cost reduction activities and ongoing manufacturing efficiencies.

Selling, general and administrative (SG&A) expenses for the second quarter of 2010 were $70.0 or 14.5% of sales as compared with SG&A of $68.1 or 14.3% of sales during the same period in 2009. The higher level of SG&A in the current period is primarily due to a higher level of commissions.

Research, development and engineering expense for the second quarter of 2010 was $25.5 or 5.3% of sales as compared with $23.3 or 4.9% of sales during the same period in 2009.  The $2.2 increase in spending is primarily due to new product development activities in our commercial aircraft segment.

 Second quarter 2010 operating earnings of $78.8 increased 6.6% on the aforementioned 1.9% increase in revenues.  Operating margin in the current quarterly period was 16.3% and expanded by 70 basis points as compared with the prior year period as a result of the factors discussed above.

Interest expense of $19.9 for the second quarter of 2010 was $2.6 lower than interest expense in the same period in the prior year.  During the second quarter of 2010 we prepaid $75.0 of long-term debt.  We recorded a $2.5 non-cash debt prepayment charge in the second quarter associated with the debt prepayment.

Earnings before income taxes for the three months ended June 30, 2010 of $56.4 increased by $5.0 or 9.7%, as compared with earnings before income taxes in the prior year period due to a 1.9% increase in revenues, a 70 basis point expansion in operating margin, and an 11.6% reduction in interest expense, offset by a $2.5 non-cash debt prepayment charge.

Income taxes for the three months ended June 30, 2010 were $19.1 or 33.9% of earnings before income taxes as compared with income tax expense of $16.7 or 32.5% of earnings before income taxes in the prior year period.

Net earnings and net earnings per diluted share for the three months ended June 30, 2010 were $37.3 and $0.37, respectively, reflecting increases of 7.5% and 5.7%, respectively, compared to the same period in the prior year.

Bookings during the second quarter of 2010 were approximately $550 representing a book-to-bill ratio of 1.1:1, and for the third consecutive quarter represented a book-to-bill ratio in excess of 1 to 1.  Backlog at June 30, 2010 stood at approximately $2.8 billion, an increase of 4% as compared with our backlog at March 31, 2010.

Segment Results

The following is a summary of operating earnings by segment:

	OPERATING EARNINGS
	Three Months Ended June 30,
			Percent
	2010	2009	Change
Consumables management	$38.2	$35.8	6.7%
Commercial aircraft	36.6	31.6	15.8%
Business jet	4.0	6.5	-38.5%
Total	$78.8	$73.9	6.6%

Second quarter 2010 consumables management segment (CMS) revenues of $193.1 were essentially unchanged as compared with the prior year. Second quarter 2010 CMS operating earnings of $38.2 increased 6.7% and operating margin of 19.8% expanded 160 basis points as compared with the second quarter of 2009. The 160 basis point improvement in operating margins at CMS was driven by ongoing operational efficiencies (approximately 75%) and an improved product mix (approximately 25%).

Second quarter 2010 commercial aircraft segment (CAS) revenues of $236.4 increased 5.6% as compared with the prior year period.  CAS second quarter 2010 operating earnings were $36.6 or 15.5% of revenues, an increase of 15.8% as compared with the prior year period.  Second quarter 2010 operating margin expanded 140 basis points as compared with the prior year period primarily due to a double digit increase in spares revenues and ongoing operational efficiencies.

Second quarter 2010 business jet segment revenues of $54.4 were flat as compared with the prior year period.  Operating earnings of $4.0 decreased $2.5 as compared with the prior year period primarily as a result of a lower than normal margin related to a program that was completed in the second quarter of 2010.

SIX MONTHS ENDED JUNE 30, 2010,
AS COMPARED TO SIX MONTHS ENDED JUNE 30, 2009
($ in Millions, Except Per Share Data)

Consolidated Results

	REVENUES
	Six Months Ended June 30,
			Percent
	2010	2009	Change
Consumables management	$379.2	$436.0	-13.0%
Commercial aircraft	466.5	449.8	3.7%
Business jet	101.7	112.7	-9.8%
Total	$947.4	$998.5	-5.1%

For the six months ended June 30, 2010, revenues of $947.4 declined 5.1% as compared with the prior year period as a result of lower revenues in the first quarter of 2010 as compared with the first quarter of 2009.

Cost of sales was $605.3 or 63.9% of sales, as compared with cost of sales of $656.5 or 65.7% of sales during the first six months of 2009.  The 180 basis point decrease in cost of sales percentage (180 basis point increase in gross margin) is due to an improved product mix, successful cost reduction activities and ongoing manufacturing efficiencies.

Selling, general and administrative expenses for the 2010 period were $138.7 or 14.6% of sales as compared with SG&A of $140.1 or 14.0% of sales in 2009. The decrease in SG&A in the current period is primarily due to ongoing cost reduction initiatives.

Research, development and engineering expenses for the 2010 period were $52.6 or 5.6% of sales as compared with $47.3 or 4.7% of sales in 2009.  The $5.3 increase in spending is primarily due to new product development activities in our commercial aircraft segment.

Operating earnings for the current period of $150.8 declined 2.5% as compared with the prior year as a result of the 5.1% decrease in revenues.  Operating margin in the current period of 15.9% expanded 40 basis points, in spite of the lower revenue level.

Interest expense of $40.7 for the current six month period was $4.3 lower than interest expense in the same period in the prior year.  During the second quarter of 2010 we prepaid $75.0 of long-term debt.  We recorded a $2.5 non-cash debt prepayment charge associated with the debt prepayment.

Earnings before income taxes for the six months ended June 30, 2010 of $107.6 decreased by $2.0 or 1.8%, as compared with earnings before income taxes in the prior year period due to the factors discussed above.

Income taxes for the six months ended June 30 2010 were $36.5 or 33.9% of earnings before income taxes as compared with income tax expense of $37.0 or 33.8% of earnings before income taxes in 2009.

Net earnings and net earnings per diluted share for the six months ended June 30, 2010 were $71.1 and $0.71, respectively, reflecting decreases of 2.1% and 2.7%, respectively, as compared with the 2009 period.

The following is a summary of operating earnings by segment:

	OPERATING EARNINGS
	Six Months Ended June 30,
			Percent
	2010	2009	Change
Consumables management	$75.0	$83.2	-9.9%
Commercial aircraft	70.4	60.1	17.1%
Business jet	5.4	11.3	-52.2%
Total	$150.8	$154.6	-2.5%

CMS revenues of $379.2 declined 13.0% as compared with the prior year period, primarily as a result of lower revenues in the first quarter of 2010 as compared with the first quarter of 2009, and operating earnings declined 9.9% as compared with the prior year period.  CMS revenues in the first half of 2010 increased 4.7% as compared with revenues in the second half of 2009. The first half of 2010 CMS operating margin of 19.8% increased 70 basis points as compared with the prior year period primarily due to ongoing operational efficiencies.

CAS revenues of $466.5 increased 3.7% as compared with the prior year period.  CAS operating earnings were $70.4 or 15.1% of revenues, an increase of 17.1% as compared with the prior year period.  Current period operating margin expanded 170 basis points as compared with the prior year period primarily as a result of a double digit increase in spares revenues and ongoing operational efficiencies.

Business jet segment revenues of $101.7 declined 9.8% and operating earnings of $5.4 decreased $5.9 as compared with the prior year period, as a result of lower aircraft production volume, an unfavorable mix of product revenues and the negative impact of reduced operating leverage in the current year period.

LIQUIDITY AND CAPITAL RESOURCES

Current Financial Condition

As of June 30, 2010, our net debt-to-net capital ratio was 35.5%.  Net debt was $819.5, which represented total debt of $943.4, less cash and cash equivalents of $123.9.  There were no borrowings outstanding under the Revolving Credit Facility of our Senior Credit Agreement and we have no debt maturities until 2014.  Cash on hand at June 30, 2010 increased by $3.8 as compared with cash on hand at December 31, 2009.

Working capital as of June 30, 2010 was $1,293.0 an increase of $6.1 as compared with working capital at December 31, 2009. As of June 30, 2010, total current assets increased by $36.2 and total current liabilities increased by $30.1.  The increase in current assets related to an increase in cash of $3.8 and an increase in accounts receivable of $28.7. Accounts receivable at December 31, 2009 were lower than normal due to unusually strong year-end collections. Inventories increased by $12.5, principally at the consumables management segment, to support future revenue growth. The increase in total current liabilities was primarily due to an increase in accounts payable of $21.4 and an increase of $8.9 in accrued liabilities. Accounts payable were lower at December 31, 2009 due to the timing of year-end vendor payments.

Cash Flows

As of June 30, 2010, our cash and cash equivalents were $123.9 compared to $120.1 at December 31, 2009. Cash generated from operating activities was $96.3 for the six months ended June 30, 2010, as compared to cash used in operating activities of $5.5 in the same period in the prior year.  The primary sources of cash from operations during the six months ended June 30, 2010 were net earnings of $71.1, depreciation and amortization of $25.0, non-cash compensation of $13.9, deferred income taxes of $24.7 and a $25.4 increase in accounts payable and accrued liabilities. Offsetting these sources of cash were a $36.0 increase in accounts receivable and a $28.8 increase in inventories.

Capital Spending

Our capital expenditures were $17.0 and $15.5 during the six months ended June 30, 2010 and 2009, respectively.  We expect capital expenditures of approximately $60 over the next twelve months.  These capital expenditures are needed to support our recent program awards including the A350, and take into consideration our targeted capacity utilization levels, recent acquisitions and current industry conditions. We have, in the past, generally funded our capital expenditures with cash from operations and funds available to us under revolving bank credit facilities. We expect to fund future capital expenditures from cash on hand, from operations and from funds available to us under our Revolving Credit Facility of our Senior Credit Agreement.

Outstanding Debt and Other Financing Arrangements

Long-term debt at June 30, 2010 consisted principally of $343.4 of term loan borrowings under the Term Loan Facility of our Senior Credit Agreement and $600.0 aggregate principal amount of 8.5% Senior Notes due 2018. During the second quarter of 2010 we prepaid $75.0 of long-term debt and since the fourth quarter of 2009 have prepaid $175.0 of long-term debt.

Borrowings under our Term Loan Facility and Revolving Credit Facility bear interest at an annual rate equal to LIBOR (as defined in the Senior Credit Agreement) plus 275 basis points or Prime (as defined in the Senior Credit Agreement) plus 175 basis points, which was 5.75% at June 30, 2010.  There were no amounts outstanding under the Revolving Credit Facility as of June 30, 2010.

Contractual Obligations

The following table reflects our contractual obligations, represented by operating leases, purchase obligations, and commercial commitments as of June 30, 2010.  Commercial commitments include lines of credit, guarantees and other potential cash outflows resulting from a contingent event that requires performance by us or our subsidiaries pursuant to a funding commitment.

Contractual Obligations	2010	2011	2012	2013	2014	Thereafter	Total
Long-term debt and other non-current liabilities (1)	$--	$0.6	$0.3	$0.4	$344.0	$610.9	$956.2
Operating leases	12.0	20.6	17.9	15.8	14.4	67.9	148.6
Purchase obligations (2)	17.7	7.8	6.0	2.8	1.9	1.5	37.7
Future interest payment on outstanding debt (3)	36.3	72.4	72.4	72.4	63.4	178.5	495.4
Total	$66.0	$101.4	$96.6	$91.4	$423.7	$858.8	$1,637.9

Commercial Commitments
Letters of credit	$4.6	$--	$--	$--	$--	$--	$4.6

(1)
Our liability for unrecognized tax benefits of $16.4 at June 30, 2010 has been omitted from the above table because we cannot determine with certainty when this liability will be settled.  It is reasonably possible that the amount of liability for unrecognized tax benefits will change in the next twelve months; however, we do not expect the change to have a significant impact on our consolidated financial statements.

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

(3)
Future interest payments include amounts due under our Senior Notes and estimated amounts due on the $343.4 aggregate principal amount outstanding under our Term Loan Facility, based on the actual rate of interest at June 30, 2010. Actual interest payments will fluctuate based on LIBOR or Prime rate pursuant to the terms of the Credit Agreement.

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

Off-Balance Sheet Arrangements

Lease Arrangements

We finance our use of certain equipment under committed lease arrangements provided by various financial institutions. Since the terms of these arrangements meet the accounting definition of operating lease arrangements, the aggregate sum of future minimum lease payments is not reflected in our consolidated balance sheet.  Future minimum lease payments under these arrangements aggregated approximately $148.6 at June 30, 2010.

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

Deferred Tax Assets

We maintained a valuation allowance of approximately $10.5 as of June 30, 2010 primarily related to foreign tax credits and foreign net operating losses.

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

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include, but are not limited to, all statements that do not relate solely to historical or current facts, including statements regarding the expected benefits derived in connection with the HCS acquisition, implementation and expected benefits of lean manufacturing and continuous improvement plans, our dealings with customers and partners, the consolidation of facilities, reduction of our workforce, integration of acquired businesses, ongoing capital expenditures, our ability to grow our business, the impact of the large number of grounded aircraft on demand for our products and our underlying assets, the adequacy of funds to meet our capital requirements, the ability to refinance our indebtedness, if necessary, the reduction of debt, the potential impact of new accounting pronouncements, and the impact on our business of the recent decreases in passenger traffic and expected decreases in passenger traffic and the size of the airline fleet.  Such forward-looking statements include risks and uncertainties and our actual experience and results may differ materially from the experience and results anticipated in such statements. Factors that might cause such a difference include those discussed in our filings with the Securities and Exchange Commission, under the heading "Risk Factors" in our Annual Report on Form 10-K, for the fiscal year ended December 31, 2009 as well as future events that may have the effect of reducing our available operating income and cash balances, such as unexpected operating losses, the impact of rising fuel prices on our airline customers, outbreaks in national or international hostilities, natural disaster or other environmental occurrences, terrorist attacks, prolonged health issues which reduce air travel demand (e.g., SARS, Swine Flu, Icelandic volcano eruptions), delays in, or unexpected costs associated with, the integration of our acquired or recently consolidated businesses, including HCS, conditions in the airline industry, conditions in the business jet industry, regulatory developments, litigation costs, problems meeting customer delivery requirements, our success in winning new or expected refurbishment contracts from customers, capital expenditures, increased leverage, possible future acquisitions, facility closures, product transition costs, labor disputes involving us, our significant customers or airframe manufacturers, the possibility of a write-down of intangible assets, delays or inefficiencies in the introduction of new products, fluctuations in currency exchange rates or our inability to properly manage our rapid growth.

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

From time to time, we and our foreign subsidiaries may enter into foreign currency exchange contracts to manage risk on transactions conducted in foreign currencies. At June 30, 2010, we had no outstanding forward currency exchange contracts.  In addition, we have not entered into any other derivative financial instruments.

Interest Rates – At June 30, 2010, we had adjustable rate debt with a value totaling $343.4.  The weighted average interest rates for the adjustable rate debt was approximately 5.75% at June 30, 2010.  If interest rates on variable rate debt were to increase by 10% above current rates, our pretax income would decline by approximately $2.0 on an annualized basis. We do not engage in transactions intended to hedge our exposure to changes in interest rates.

As of June 30, 2010, we maintained a portfolio of securities consisting mainly of taxable, interest-bearing deposits with weighted average maturities of less than three months.  If short-term interest rates were to increase or decrease by 10%, we estimate interest income would increase or decrease by less than $0.1 on an annualized basis.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness, of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934), as of June 30, 2010.   Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

   Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the first half of 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 4.  RESERVED

ITEM 5.  OTHER INFORMATION

The annual meeting of stockholders took place on July 29, 2010.  Proxies for the meeting were solicited and the proposals described below were submitted to a vote of our stockholders at the annual meeting and all were passed.  The following is a brief description of each matter voted on and the results of the voting.

1.
Class I Directors elected: Jim C. Cowart and Arthur E. Wegner. Directors whose term of office continued after meeting (Class II and III): Amin J. Khoury, Richard G. Hamermesh, Charles L. Chadwell, Robert J. Khoury, and Jonathan M. Schofield.

2.	Proposal to ratify the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the 2010 fiscal year.
3.	Proposal of the amended and restated 1994 Employee Stock Purchase Plan. The number of shares voted for, against and abstained/withheld were as follows:

		For	Against	Abstained Withheld	Unvoted
1.	Election of Class I Directors
	Jim C. Cowart	84,956,415	--	2,536,809	7,631,161
	Arthur E. Wegner	86,204,231	--	1,288,993	7,631,161

2.	Proposal to ratify the appointment of Deloitte & Touche LLP	92,552,017	2,470,779	101,589	--

3.	Proposal of the amended and restated 1994 Employee Stock Purchase Plan	85,746,433	1,570,517	176,274	7,631,1611

The Company and Werner Lieberherr entered into an Amended and Restated Employment Agreement effective as of August 1, 2010.  The amended agreement provides for a three-year rolling term.  Upon a termination of Mr. Lieberherr’s employment without Cause (as defined), he will receive a lump sum payment equal to the sum of his base salary for the remainder of the term plus one times his base salary.  He will also be entitled to this amount if, following a Change of Control (as defined), his employment is terminated without Cause or he resigns due to (i) a material reduction/change in his position, location, powers, duties or responsibilities, or (ii) a material reduction or elimination of his compensation and benefits, in each case, without his consent.  Mr. Lieberherr is also entitled to benefit continuation for the remainder of the term in each of these events.

In all other respects, the amended agreement remains substantially the same as Mr. Lieberherr's prior employment agreement.  A copy of the amended agreement is filed as Exhibit 10.1 of this Form 10-Q.

ITEM 6.  EXHIBITS

10.1   Amended and Restated Employment Agreement for Werner Lieberherr dated as of August 1, 2010.

Exhibit 31 - Rule 13a-14(a)/15d-14(a) Certifications

31.1      Certification of Chief Executive Officer

31.2      Certification of Chief Financial Officer

Exhibit 32 - Section 1350 Certifications

32.1      Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2      Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS   XBRL Instance Document

101.SCH  XBRL Taxonomy Extension Schema Document

101.CAL  XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF  XBRL Taxonomy Extension Definition Linkbase Document

101.LAB  XBRL Taxonomy Extension Label Linkbase Document

101.PRE  XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BE AEROSPACE, INC.

Date: August 4, 2010	By:	/s/ Amin J. Khoury
Amin J. Khoury
Chairman and
Chief Executive Officer

Date: August 4, 2010	By:	/s/ Thomas P. McCaffrey
Thomas P. McCaffrey
Senior Vice President and
Chief Financial Officer