Form 10-Q
period 2010-09-30
BE AEROSPACE INC
filed 2010-11-03
CIK 861361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For The Quarterly Period Ended September 30, 2010

Commission File No. 0-18348

BE AEROSPACE, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	06-1209796
(State of Incorporation)	(I.R.S. Employer Identification No.)

1400 Corporate Center Way
Wellington, Florida  33414
(Address of principal executive offices)

(561) 791-5000
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES[X]  NO[ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [X]  NO [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act: Large accelerated filer [X]   Accelerated filer [  ]  Non-accelerated filer (do not check if a smaller reporting company) [  ] Smaller reporting company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ]  NO [X ]

The registrant has one class of common stock, $0.01 par value, of which 102,260,394 shares were outstanding as of November 1, 2010.

BE AEROSPACE, INC.

Form 10-Q for the Quarter Ended September 30, 2010

PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BE AEROSPACE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In Millions, Except Share Data)

	September 30,	December 31,
	2010	2009

ASSETS

Current assets:
Cash and cash equivalents	$834.1	$120.1
Accounts receivable – trade, less allowance for doubtful
accounts ($6.5 at September 30, 2010 and $7.4 at December 31, 2009)	280.7	222.5
Inventories, net	1,281.2	1,247.4
Deferred income taxes, net	--	12.1
Other current assets	26.9	20.5
Total current assets	2,422.9	1,622.6

Property and equipment, net of accumulated depreciation
($201.1 at September 30, 2010 and $181.5 at December 31, 2009)	119.8	114.3
Goodwill	694.8	703.2
Identifiable intangible assets, net	321.7	337.4
Deferred income taxes, net	18.1	15.3
Other assets, net	50.3	47.3
	$3,627.6	$2,840.1

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$168.1	$142.7
Accrued liabilities	247.0	192.8
Current maturities of long-term debt	0.5	0.2
Total current liabilities	415.6	335.7

Long-term debt, net of current maturities	1,588.6	1,018.5
Deferred income taxes, net	9.3	7.1
Other non-current liabilities	31.3	31.3

Commitments, contingencies and off-balance sheet
arrangements (Note 7)
Stockholders' equity:
Preferred stock, $0.01 par value; 1.0 million shares
authorized; no shares outstanding	--	--
Common stock, $0.01 par value; 200.0 million shares
authorized; 102.5 million shares issued as of September 30, 2010
and 102.4 million shares issued as of December 31, 2009	1.0	1.0
Additional paid-in capital	1,563.2	1,525.1
Retained earnings	65.0	(47.1)
Accumulated other comprehensive loss	(46.4)	(31.5)
Total stockholders' equity	1,582.8	1,447.5
	$3,627.6	$2,840.1

See accompanying notes to condensed consolidated financial statements.

BE AEROSPACE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
(In Millions, Except Per Share Data)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009

Revenues	$495.0	$459.8	$1,442.4	$1,458.3
Cost of sales	311.1	297.7	916.4	954.2
Selling, general and administrative	71.9	65.2	210.6	205.3
Research, development and engineering	28.6	27.3	81.2	74.6

Operating earnings	83.4	69.6	234.2	224.2

Operating earnings, as percentage
of revenues	16.8%	15.1%	16.2%	15.4%

Interest expense, net	21.5	22.7	62.2	67.7
Debt prepayment costs	--	--	2.5	--

Earnings before income taxes	61.9	46.9	169.5	156.5

Income taxes	20.9	10.8	57.4	47.8

Net earnings	$41.0	$36.1	$112.1	$108.7

Net earnings per common share:
Basic	$0.41	$0.37	$1.13	$1.10
Diluted	$0.41	$0.36	$1.11	$1.10

Weighted average common shares:
Basic	99.7	98.5	99.5	98.4
Diluted	101.0	99.5	100.7	99.1

See accompanying notes to condensed consolidated financial statements.

BE AEROSPACE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Millions)

	NINE MONTHS ENDED
	September 30,	September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$112.1	$108.7
Adjustments to reconcile net earnings to net cash flows provided by operating activities:
Depreciation and amortization	37.6	36.9
Provision for doubtful accounts	1.6	(0.2)
Non-cash compensation	20.7	17.9
Debt prepayment costs	2.5	--
Loss on disposal of property and equipment	6.0	2.5
Tax benefits realized from prior exercises of employee stock options	(17.2)	--
Deferred income taxes	46.5	35.8
Changes in operating assets and liabilities:
Accounts receivable	(61.3)	37.4
Inventories	(42.5)	(135.6)
Other current assets and other assets	2.0	14.3
Payables, accruals and other liabilities	63.3	(95.2)
Net cash provided by operating activities	171.3	22.5

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(29.2)	(21.8)
Other, net	(0.1)	--
Net cash used in investing activities	(29.3)	(21.8)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock issued	0.2	0.8
Tax benefits realized from prior exercises of employee stock options	17.2	--
Proceeds from long-term debt, net of debt original issue discount	645.6	--
Principal payments on long-term debt	(75.2)	(4.5)
Debt origination and prepayment costs	(13.7)	--
Net cash provided by (used in) financing activities	574.1	(3.7)

Effect of foreign exchange rate changes on cash and cash equivalents	(2.1)	0.7

Net increase (decrease) in cash and cash equivalents	714.0	(2.3)

Cash and cash equivalents, beginning of period	120.1	168.1

Cash and cash equivalents, end of period	$834.1	$165.8

Supplemental disclosures of cash flow information:
Cash paid during period for:
Interest	$42.8	$76.8
Income taxes	12.0	12.1

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

	September 30, 2010	December 31, 2009
Purchased materials and component parts	$121.6	$112.9
Work-in-process	23.8	25.1
Finished goods (primarily consumables products)	1,135.8	1,109.4
	$1,281.2	$1,247.4

Note 4.   Goodwill and Intangible Assets

The table below sets forth the intangible assets by major asset class, all of which were acquired through business purchase transactions:

		September 30, 2010
				Net
	Useful Life	Original	Accumulated	Book
	(Years)	Cost	Amortization	Value
Acquired technologies	10-40	$101.6	$40.8	$60.8
Trademarks and patents	1-20	28.5	18.9	9.6
Technical qualifications, plans
and drawings	18-30	30.5	23.4	7.1
Replacement parts annuity
and product approvals	18-30	39.9	33.9	6.0
Customer contracts and relationships	8-30	264.1	26.5	237.6
Covenants not to compete and
other identified intangibles	3-14	9.7	9.1	0.6
		$474.3	$152.6	$321.7

Amortization expense on identifiable intangible assets was approximately $5.2 for the three month periods ended September 30, 2010 and 2009,  and $15.5 and $15.4 for the nine month periods ended September 30, 2010 and 2009, respectively. The Company expects to report amortization expense of approximately $23 in each of the next five fiscal years. The Company expenses costs to renew or extend the term of a recognized intangible asset.

Goodwill declined approximately $8.4 during the nine months ended September 30, 2010 as a result of foreign currency translations.

Note 5.   Long-Term Debt

On September 16, 2010, the Company issued $650.0 aggregate principal amount of its 6.875% Senior Unsecured Notes due 2020 (the “6.875% Notes”), in an offering registered pursuant to the Securities Act of 1933, as amended. As of September 30, 2010, long-term debt consisted of $644.2 of the 6.875% Notes (net of original issue discount), $600.0 aggregate principal amount of the Company’s 8.5% Senior Unsecured Notes due 2018 (the “8.5% Notes”) and $343.4 outstanding under the six-year term loan facility, due July 2014, (Term Loan Facility) of the Company’s senior secured credit facility (Credit Agreement). Pursuant to the terms of the Credit Agreement, the net proceeds from the issuance of the 6.875% Notes, of approximately $644.2 may only be used for acquisitions or to repay amounts outstanding under the Credit Agreement.

The Credit Agreement consists of (a) a $350.0 five-year revolving credit facility (Revolving Credit Facility) and (b) the Term Loan Facility.  Borrowings under the Revolving Credit Facility and Term Loan Facility bear interest at an annual rate equal to the London interbank offered rate (LIBOR) (as defined in the Credit Agreement) plus 275 basis points or Prime (as defined in the Credit Agreement) plus 175 basis points. As of September 30, 2010, the rate under the Revolving Credit Facility was 5.75%. There were no amounts outstanding under the Revolving Credit Facility as of September 30, 2010.  As of September 30, 2010, the rate under the Term Loan Facility was 5.75%.

Letters of credit outstanding under the Credit Agreement aggregated $4.8 at September 30, 2010.

The Credit Agreement contains an interest coverage ratio financial covenant (as defined in the Credit Agreement) that must be maintained at a level greater than 2.50 to 1. The Credit Agreement also contains a total leverage ratio covenant (as defined in the Credit Agreement) which limits net debt to a 4.00 to 1 multiple of EBITDA (as defined in the Credit Agreement).  The Credit Agreement is collateralized by substantially all of the Company’s assets and contains customary affirmative covenants, negative covenants and conditions precedent for borrowings.  The Company was in compliance with all of the covenants in the Credit Agreement as of September 30, 2010.

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

The carrying amounts of cash and cash equivalents (which the Company classifies as Level 1 assets), accounts receivable-trade, and accounts payable represent their respective fair values due to their short term nature.  The carrying amount of the Company’s debt under the Term Loan Facility is a reasonable estimate of its fair value as interest is based upon floating market rates. The fair value of the Company’s 8.5% Notes, based on market prices for publicly-traded debt, was $654.0 and $636.0 as of September 30, 2010, and December 31, 2009, respectively. The fair value of the Company’s 6.875% Notes, based on market prices for publicly-traded debt was $663.0 as of September 30, 2010.

Note 7.   Commitments, Contingencies and Off-Balance Sheet Arrangements

Lease Commitments — The Company finances its use of certain facilities and equipment under committed lease arrangements provided by various institutions.  Since the terms of these arrangements meet the accounting definition of operating lease arrangements, the aggregate sum of future minimum lease payments is not reflected on the condensed consolidated balance sheet.  At September 30, 2010, future minimum lease payments under these arrangements totaled approximately $145.5; the majority of which related to the long-term real estate leases.

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

	NINE MONTHS ENDED
	September 30,	September 30,
	2010	2009
Beginning balance	$26.6	$22.4
Accruals during the period	21.6	18.6
Settlements made	(12.8)	(17.4)
Ending balance	$35.4	$23.6

Note 8.   Accounting for Stock-Based Compensation

The Company has a Long Term Incentive Plan (LTIP) under which the Company’s Compensation Committee has the authority to grant stock options, stock appreciation rights, restricted stock, restricted stock units or other forms of equity.

Compensation cost generally is being recognized on a straight-line basis over the vesting period of the shares.  Share-based compensation of $6.6 and $20.1 was recognized during the three and nine month periods ended September 30, 2010 related to the equity grants made pursuant to the LTIP.  Unrecognized compensation expense related to equity grants, including the estimated impact of any future forfeitures, was $34.2 at September 30, 2010.

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

The following table presents revenues and operating earnings by reportable segment:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
Revenues
Consumables management	$193.1	$181.0	$572.3	$617.0
Commercial aircraft	250.2	222.5	716.7	672.3
Business jet	51.7	56.3	153.4	169.0
	$495.0	$459.8	$1,442.4	$1,458.3

Operating earnings (1)
Consumables management	$40.5	$33.5	$115.5	$116.7
Commercial aircraft	38.7	29.8	109.1	89.9
Business jet	4.2	6.3	9.6	17.6
	83.4	69.6	234.2	224.2

Interest expense	21.5	22.7	62.2	67.7
Debt prepayment costs	--	--	2.5	--
Earnings before income taxes	$61.9	$46.9	$169.5	$156.5

(1)   Operating earnings include an allocation of corporate general and administrative and employee benefits costs based on the proportion of each segment’s revenues and number of employees, respectively.

The following table presents capital expenditures by reportable segment:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
Capital expenditures
Consumables management	$3.9	$3.7	$8.6	$12.5
Commercial aircraft	7.3	2.1	18.2	7.7
Business jet	1.0	0.4	2.4	1.6
	$12.2	$6.2	$29.2	$21.8

The following table presents goodwill by reportable segment:

	September 30,	December 31,
	2010	2009
Goodwill
Consumables management	$447.5	$452.4
Commercial aircraft	158.6	162.1
Business jet	88.7	88.7
	$694.8	$703.2

The following table presents total assets by reportable segment:

	September 30,	December 31,
	2010	2009
Total assets (2)
Consumables management	$2,322.2	$1,808.9
Commercial aircraft	952.8	762.9
Business jet	352.6	268.3
	$3,627.6	$2,840.1

(2)   Corporate assets (primarily cash) of $874.1 and $144.6 at September 30, 2010 and December 31, 2009, respectively, have been allocated to the above segments based on each segment’s respective percentage of total assets.

Note 10.   Net Earnings Per Common Share

Basic net earnings per common share is computed using the weighted average common shares outstanding during the period. Diluted net earnings per common share is computed by using the weighted average common shares outstanding including the dilutive effect of stock options, shares issued under the Employee Stock Purchase Plan and restricted shares based on an average share price during the period.  For the three months ended September 30, 2010 and 2009 and for the nine months ended September 30, 2010 and 2009, securities totaling approximately 0.5 and 0.8, and 0.5 and 1.1, respectively, were excluded from the determination of diluted earnings per common share because their effect would have been anti-dilutive. The computations of basic and diluted earnings per share for the three and nine months ended September 30, 2010 and 2009, respectively, are as follows:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
Net earnings	$41.0	$36.1	$112.1	$108.7

Basic weighted average common shares	99.7	98.5	99.5	98.4
Effect of dilutive stock options and
employee stock puchase plan shares	0.1	0.1	0.1	0.1
Effect of restricted shares issued	1.2	0.9	1.1	0.6
Diluted weighted average common shares	101.0	99.5	100.7	99.1

Basic net earnings per share	$0.41	$0.37	$1.13	$1.10
Diluted net earnings per share	$0.41	$0.36	$1.11	$1.10

Note 11.            Comprehensive Earnings

Comprehensive earnings is defined as all changes in a company's net assets except changes resulting from transactions with stockholders. It differs from net earnings in that certain items currently recorded to equity would be a part of comprehensive earnings.

The following table sets forth the computation of comprehensive earnings for the periods presented:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
Net earnings	$41.0	$36.1	$112.1	$108.7
Other comprehensive earnings:
Foreign exchange translation
and other adjustments	35.0	2.6	(14.9)	15.7
Comprehensive earnings	$76.0	$38.7	$97.2	$124.4

Note 12.   Accounting for Uncertainty in Income Taxes

In accordance with FASB ASC 740 Income Taxes, the Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.

As of September 30, 2010 and December 31, 2009, the Company had $17.2 and $15.9, respectively, of net unrecognized tax benefits.  This amount of unrecognized tax benefits, if recognized, would affect the effective tax rate.

The Company classifies interest and penalties related to tax matters as a component of income tax expense. As of September 30, 2010 and December 31, 2009, the accrual related to interest and penalties was insignificant.

The Company recently completed its U.S. federal income tax examination for fiscal year 2006 with immaterial adjustments, and with minor exceptions, the Company is currently open to audit by the tax authorities for the three tax years ending December 31, 2009. There are currently no income tax audits in progress.

Note 13.   Subsequent Events

On October 26, 2010, the Company acquired the TSI Group (TSI) for approximately $310 million in cash. TSI is the market leader in the design, engineering and manufacturing of customized, fully integrated, thermal management and interconnect solutions that address complex power management requirements of a broad range of customers in the aerospace industry.

On October 27, 2010, the Company acquired the aerospace fastener distribution business of Satair A/S (“Satair”), a distributor of consumables to European and Asia Pacific aerospace manufacturers and their suppliers. The purchase price was approximately $162 million in cash.

Given the recent timing of the TSI and Satair acquisitions, the Company has not yet completed the initial accounting in this Form 10-Q for those acquisitions and accordingly has not included all the required disclosures for business combinations.

BE AEROSPACE, INC.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(In Millions, Except Per Share Data)

OVERVIEW

The following discussion and analysis addresses the results of our operations for the three and nine months ended September 30, 2010, as compared to our results of operations for the three and nine months ended September 30, 2009. In addition, the discussion and analysis addresses our liquidity, financial condition and other matters for these periods.

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

Revenues by reportable segment for the three and nine month periods ended September 30, 2010 and September 30, 2009, respectively, were as follows:

	THREE MONTHS ENDED				NINE MONTHS ENDED
	September 30, 2010		September 30, 2009		September 30, 2010		September 30, 2009
	Revenues	% of Revenues	Revenues	% of Revenues	Revenues	% of Revenues	Revenues	% of Revenues
Consumables management	$193.1	39.0%	$181.0	39.4%	$572.3	39.7%	$617.0	42.3%
Commercial aircraft	250.2	50.6%	222.5	48.4%	716.7	49.7%	672.3	46.1%
Business jet	51.7	10.4%	56.3	12.2%	153.4	10.6%	169.0	11.6%
Total	$495.0	100.0%	$459.8	100.0%	$1,442.4	100.0%	$1,458.3	100.0%

Revenues by geographic area (based on destination) for the three and nine month periods ended September 30, 2010 and September 30, 2009, respectively, were as follows:

	THREE MONTHS ENDED				NINE MONTHS ENDED
	September 30, 2010		September 30, 2009		September 30, 2010		September 30, 2009
		% of		% of		% of		% of
	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues
United States	$261.4	52.8%	$220.9	48.0%	$741.6	51.4%	$725.5	49.8%
Europe	120.4	24.3%	109.3	23.8%	347.6	24.1%	335.7	23.0%
Asia, Pacific Rim,
Middle East and
Other	113.2	22.9%	129.6	28.2%	353.2	24.5%	397.1	27.2%
Total	$495.0	100.0%	$459.8	100.0%	$1,442.4	100.0%	$1,458.3	100.0%

Revenues from our domestic and foreign operations for the three and nine month periods ended September 30, 2010 and September 30, 2009, respectively, were as follows:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Domestic	$348.8	$332.8	$1,035.6	$1,054.2
Foreign	146.2	127.0	406.8	404.1
Total	$495.0	$459.8	$1,442.4	$1,458.3

New product development is a strategic initiative for us. Our customers regularly request that we engage in new product development and enhancement activities. We believe these activities protect and enhance our leadership position. We believe our investments in research and development over the past several years have been a driving force behind our ongoing market share gains. Research, development and engineering spending was approximately 5.6% of sales during 2010 and is expected to remain at approximately 5%-6% of sales for the next several years.

We also believe in providing our businesses with the tools required to remain competitive. In that regard, we have invested, and intend to continue to invest, in property and equipment that enhances our productivity. Taking into consideration recent program awards to deliver multi-year programs for the A350, our targeted capacity utilization levels, recent acquisitions and current industry conditions, we expect that our capital expenditures will be approximately $80 over the next twelve months.

The global traffic decrease in 2009 was the largest decrease in history and reflected the drop in global gross domestic product.  In response to this economic environment, airlines, aircraft OEMs, subcontractors and maintenance, repair and overhaul centers (MRO’s) implemented stringent cash conservation measures, which resulted in a reduction in the global fleet capacity, delays and cancellation of new aircraft purchases, the deferral of fleet refurbishment programs and a massive destocking of consumables and spare parts.

Many of the important global airline metrics are positive. International traffic was up approximately 6.4% year-over-year in August and is up approximately 8% year-to-date. Over the same year-to-date period international passenger capacity has only increased approximately 3%. As a result, airline load factors, yields and profitability are at near record levels. However, while year-to-date international premium travel is also up 11%, the number of passengers purchasing premium class tickets is still about 11% below the pre-crisis peak. During the second quarter alone the global airline industry earned $4.4 billion and IATA now forecasts airlines to post aggregate global profits of about $9 billion in 2010. This would make 2010 one of the most profitable years in the past two decades.

RESULTS OF OPERATION

THREE MONTHS ENDED SEPTEMBER 30, 2010,
AS COMPARED TO THREE MONTHS ENDED SEPTMEBER 30, 2009
($ in Millions, Except Per Share Data)

Consolidated Results

	REVENUES
	Three Months Ended September 30,
			Percent
	2010	2009	Change
Consumables management	$193.1	$181.0	6.7%
Commercial aircraft	250.2	222.5	12.4%
Business jet	51.7	56.3	-8.2%
Total	$495.0	$459.8	7.7%

Revenues in the third quarter of 2010 of $495.0 increased by $35.2, or 7.7%, as compared with the third quarter of the prior year.  The increase in revenues was the result of the $27.7, or 12.4%, increase in revenues at the commercial aircraft segment (CAS) and the $12.1 or 6.7%, increase in revenues at the consumables management segment (CMS), which was partially offset by a lower level of business jet segment revenues.

Cost of sales for the current period was $311.1, or 62.8% of sales, as compared with cost of sales of $297.7, or 64.7% of sales, in the third quarter of the prior year.  The 190 basis point decrease in cost of sales percentage (190 basis point increase in gross margin) is due to product mix, including a double digit increase in spares revenues in the current year period, successful cost reduction activities, global sourcing strategies and ongoing operational efficiency initiatives.

Selling, general and administrative (SG&A) expenses for the third quarter of 2010 were $71.9, or 14.5% of revenues, as compared with SG&A of $65.2 or 14.2% of revenues during the same period in 2009.  The higher level of SG&A in the current period is primarily due to marketing ($3.1) and professional service fees ($2.3).

Research, development and engineering expense for the third quarter of 2010 was $28.6, or 5.8% of revenues, as compared with $27.3, or 5.9% of revenues, during the same period in 2009.  The $1.3 increase in spending is primarily due to new product development activities in our commercial aircraft segment.

Third quarter 2010 operating earnings of $83.4 increased 19.8% on the aforementioned 7.7% increase in revenues.  Operating margin in the current quarterly period was 16.8% and expanded by 170 basis points as compared with the prior year period as a result of the factors discussed above.

Interest expense of $21.5 for the third quarter of 2010 was $1.2 lower than interest expense in the same period in the prior year.

Third quarter 2010 earnings before income taxes were  $61.9 and  increased by $15.0, or 32.0%, as compared with earnings before income taxes in the prior year period due to a 7.7% increase in revenues, a 170 basis point expansion in operating margin and a 5.3% reduction in interest expense.

Income taxes for the three months ended September 30, 2010 were $20.9, or 33.8% of earnings before income taxes, as compared with income tax expense of $10.8, or 23.0% of earnings before income taxes, in the prior year period. The lower tax rate in 2009 was primarily due to the recognition of research and development tax credits.

Net earnings and net earnings per diluted share for the three months ended September 30, 2010 were $41.0 and $0.41, respectively, reflecting increases of 13.6% and 13.9%, respectively, compared to the same period in the prior year.

Bookings during the third quarter of 2010 were approximately $545 representing a book-to-bill ratio of 1.1:1, and for the fourth consecutive quarter represented a book-to-bill ratio in excess of 1 to 1.  Backlog at September 30, 2010 stood at approximately $2,850.

Segment Results

The following is a summary of operating earnings by segment:

	OPERATING EARNINGS
	Three Months Ended September 30,
			Percent
	2010	2009	Change
Consumables management	$40.5	$33.5	20.9%
Commercial aircraft	38.7	29.8	29.9%
Business jet	4.2	6.3	-33.3%
Total	$83.4	$69.6	19.8%

Third quarter 2010 CMS revenues of $193.1 increased 6.7% as compared with the prior year. Third quarter 2010 CMS operating earnings of $40.5 increased 20.9% and operating margin of 21.0% expanded 250 basis points as compared with the third quarter of 2009. The 250 basis point improvement in operating margins at CMS was primarily due to the higher revenue level, an improved mix of products sold and ongoing operational efficiency initiatives.

Third quarter 2010 CAS revenues of $250.2 increased 12.4% as compared with the prior year period. CAS third quarter 2010 operating earnings were $38.7 or 15.5% of revenues, an increase of 29.9% as compared with the prior year period.  Third quarter 2010 operating margin expanded 210 basis points as compared with the prior year period primarily due to a double digit increase in spares revenues, an improved mix of products sold, global sourcing and ongoing operational efficiency initiatives.

Third quarter 2010 business jet segment revenues of $51.7 decreased 8.2% as compared with the prior year period.  Operating earnings of $4.2 decreased $2.1 or 33.3% as compared with the prior year period primarily as a result of an unfavorable mix of product revenues in the current year period.

NINE MONTHS ENDED SEPTEMBER 30, 2010,
AS COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2009
($ in Millions, Except Per Share Data)

Consolidated Results

	REVENUES
	Nine Months Ended September 30,
			Percent
	2010	2009	Change
Consumables management	$572.3	$617.0	-7.2%
Commercial aircraft	716.7	672.3	6.6%
Business jet	153.4	169.0	-9.2%
Total	$1,442.4	$1,458.3	-1.1%

For the nine months ended September 30, 2010, revenues of $1,442.4 declined 1.1% as compared with the prior year period as the revenue increases in the second quarter and third quarter were not sufficient to completely offset the revenue decline in the first quarter of 2010 as compared with the first quarter of 2009.

Cost of sales in the current year period was $916.4, or 63.5% of sales, as compared with cost of sales of $954.2, or 65.4% of sales, during the first nine months of 2009.  The 190 basis point decrease in cost of sales percentage (190 basis point increase in gross margin) is due to an improved product mix, successful cost reduction activities, global sourcing initiatives and ongoing operational efficiency initiatives.

Selling, general and administrative expenses for the 2010 period were $210.6, or 14.6% of revenues, as compared with SG&A of $205.3 or 14.1% of revenues in 2009. The increase in SG&A in the current period is primarily due to marketing and professional service fees.

Research, development and engineering expenses for the 2010 period were $81.2, or 5.6% of revenues, as compared with $74.6, or 5.1% of sales, in 2009.  The $6.6 increase in spending is primarily due to new product development activities in our commercial aircraft segment.

Operating earnings for the current period of $234.2 increased by 4.5% as compared with the prior year period. Operating margin in the current period of 16.2% expanded 80 basis points, in spite of the lower revenue level.

Interest expense of $62.2 for the current nine month period was $5.5 lower than interest expense in the same period in the prior year. We recorded a $2.5 non-cash debt prepayment charge associated with the debt prepayment of $75.0 during the second quarter of 2010.

Earnings before income taxes for the nine months ended September 30, 2010 of $169.5 increased by $13.0 or 8.3%, as compared with earnings before income taxes in the prior year period due to the factors discussed above.

Income taxes for the nine months ended September 30 2010 were $57.4,or 33.9% of earnings before income taxes as compared with income tax expense of $47.8, or 30.5% of earnings before income taxes in 2009.  The lower tax rate in 2009 was primarily due to the recognition of research and development tax credits.

Net earnings and net earnings per diluted share for the nine months ended September 30, 2010 were $112.1 and $1.11, respectively, reflecting increases of 3.1% and 0.9%, respectively, as compared with the 2009 period.

The following is a summary of operating earnings by segment:

	OPERATING EARNINGS
	Nine Months Ended September 30,
			Percent
	2010	2009	Change
Consumables management	$115.5	$116.7	-1.0%
Commercial aircraft	109.1	89.9	21.4%
Business jet	9.6	17.6	-45.5%
Total	$234.2	$224.2	4.5%

CMS revenues of $572.3 declined 7.2% as compared with the prior year period, primarily as a result of lower revenues in the first quarter of 2010 as compared with the first quarter of 2009. CMS operating earnings declined 1.0% as compared with the prior year period due to the 7.2% lower level of revenues and operating margin of 20.2% increased 130 basis points.

CAS revenues of $716.7 increased 6.6% as compared with the prior year period.  CAS operating earnings were $109.1 or 15.2% of revenues, an increase of 21.4% as compared with the prior year period.  Current period operating margin expanded 180 basis points as compared with the prior year period primarily as a result of an improved mix of products sold, including a higher level of spares revenues and ongoing operational efficiency initiatives.

Business jet segment revenues of $153.4 declined 9.2% and operating earnings of $9.6 decreased $8.0 as compared with the prior year period, as a result of lower revenues, an unfavorable mix of product revenues and the negative impact of reduced operating leverage in the current year period.

LIQUIDITY AND CAPITAL RESOURCES

Current Financial Condition

As of September 30, 2010, our net debt-to-net capital ratio was 32.3%.  Net debt was $755.0, which represented total debt of $1,589.1, less cash and cash equivalents of $834.1. There were no borrowings outstanding under the Revolving Credit Facility of our Senior Credit Agreement and we have no debt maturities until 2014. Cash on hand at September 30, 2010 increased by $714.0 as compared with cash on hand at December 31, 2009 as a result of our issuance of $650.0 aggregate principal amount of 6.875% Senior Unsecured Notes due 2020 (the “6.875% Notes”) and cash flows from operating activities less capital expenditures. The net proceeds from the issuance of the 6.875% Notes, of approximately $644.2 may only be used for acquisitions or to repay amounts outstanding under the Credit Agreement.

Working capital as of September 30, 2010 was $2,007.3, an increase of $720.4 as compared with working capital at December 31, 2009. As of September 30, 2010, total current assets increased by $800.3 and total current liabilities increased by $79.9. The increase in current assets related to an increase in cash of $714.0 (as described above) and a $58.2 increase in accounts receivable.  Accounts receivable at December 31, 2009 were lower than normal due to unusually strong year-end collections. Inventories increased by $33.8, principally at the consumables management segment, to support future revenue growth. The increase in total current liabilities was primarily due to an increase in accounts payable of $25.4 and an increase of $54.2 in accrued liabilities. Accounts payable were lower at December 31, 2009 due to the timing of year-end vendor payments.  Accrued liabilities increased at September 30, 2010 as compared with December 31, 2009 primarily due to accrued interest ($14.7), accrued compensation expense ($5.2), deferred revenues ($9.2), and accrued warranties ($8.8).

Cash Flows

As of September 30, 2010, our cash and cash equivalents were $834.1 compared to $120.1 at December 31, 2009. Cash generated from operating activities was $171.3 for the nine months ended September 30, 2010, as compared to $22.5 in the same period in the prior year.  The primary sources of cash from operations during the nine months ended September 30, 2010 were net earnings of $112.1, depreciation and amortization of $37.6, non-cash compensation of $20.7, deferred income taxes of $46.5 and a higher level of accounts payable ($26.4) and accrued liabilities ($38.4). Offsetting these sources of cash were a $61.3 increase in accounts receivable and a $42.5 increase in inventories.

Capital Spending

Our capital expenditures were $29.2 and $21.8 during the nine months ended September 30, 2010 and 2009, respectively.  We expect capital expenditures of approximately $80 over the next twelve months.  These capital expenditures are needed to support our recent program awards including the A350, and take into consideration our targeted capacity utilization levels, recent acquisitions and current industry conditions. We have, in the past, generally funded our capital expenditures with cash from operations and funds available to us under revolving bank credit facilities. We expect to fund future capital expenditures from cash on hand, from operations and from funds available to us under our Revolving Credit Facility of our Senior Credit Agreement.

Outstanding Debt and Other Financing Arrangements

Long-term debt at September 30, 2010 consisted principally of the 6.875% Notes, $600.0 aggregate principal amount of 8.5% Senior Notes due 2018 (the “8.5% Notes”) and $343.4 of term loan borrowings under the Term Loan Facility of our Senior Credit Agreement. Since the fourth quarter of 2009 we have prepaid $175.0 of long-term debt.

Borrowings under our Term Loan Facility and Revolving Credit Facility bear interest at an annual rate equal to LIBOR (as defined in the Senior Credit Agreement) plus 275 basis points or Prime (as defined in the Senior Credit Agreement) plus 175 basis points. As of September 30, 2010, the rate under the Term Loan Facility was 5.75%. As of September 30, 2010, the rate under the Revolving Credit Facility was 5.75%. There were no amounts outstanding under the Revolving Credit Facility as of September 30, 2010.

Contractual Obligations

The following table reflects our contractual obligations, represented by operating leases, purchase obligations, and commercial commitments as of September 30, 2010.  Commercial commitments include lines of credit, guarantees and other potential cash outflows resulting from a contingent event that requires performance by us or our subsidiaries pursuant to a funding commitment.

Contractual Obligations	2010	2011	2012	2013	2014	Thereafter	Total
Long-term debt and other non-current liabilities(1)	$--	$0.5	$0.4	$0.2	$343.5	$1,258.6	$1,603.2
Operating leases	6.1	21.3	18.5	16.1	14.9	68.6	145.5
Purchase obligations(2)	11.3	10.7	7.7	4.7	2.0	1.7	38.1
Future interest payment on outstanding debt(3)	5.5	117.1	117.1	117.1	108.1	446.6	911.5
Total	$22.9	$149.6	$143.7	$138.1	$468.5	$1,775.5	$2,698.3

Commercial Commitments
Letters of credit	$4.8	$--	$--	$--	$--	$--	$4.8

(1)
Our liability for unrecognized tax benefits of $17.2 at September 30, 2010 has been omitted from the above table because we cannot determine with certainty when this liability will be settled.  It is reasonably possible that the amount of liability for unrecognized tax benefits will change in the next twelve months; however, we do not expect the change to have a significant impact on our consolidated financial statements.

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

(3)
Future interest payments include amounts due under the 6.875% Notes and the 8.5% Notes and estimated amounts due on the $343.4 aggregate principal amount outstanding under our Term Loan Facility, based on the actual rate of interest at September 30, 2010. Actual interest payments under the Term Loan Facility will fluctuate based on LIBOR or Prime pursuant to the terms of the Credit Agreement.

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

Off-Balance Sheet Arrangements

Lease Arrangements

We finance our use of certain equipment under committed lease arrangements provided by various financial institutions. Since the terms of these arrangements meet the accounting definition of operating lease arrangements, the aggregate sum of future minimum lease payments is not reflected in our consolidated balance sheet.  Future minimum lease payments under these arrangements aggregated approximately $145.5 at September 30, 2010.

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

Deferred Tax Assets

We maintained a valuation allowance of approximately $10.5 as of September 30, 2010 primarily related to foreign tax credits and foreign net operating losses.

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

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include, but are not limited to, all statements that do not relate solely to historical or current facts, including statements regarding acquisitions, the expected benefits derived from acquisitions, implementation and expected benefits of lean manufacturing and continuous improvement plans, our dealings with customers and partners, the consolidation of facilities, reduction of our workforce, integration of acquired businesses, ongoing capital expenditures, our ability to grow our business, the impact of the large number of grounded aircraft on demand for our products and our underlying assets, the adequacy of funds to meet our capital requirements, the ability to refinance our indebtedness, if necessary, the reduction of debt, the potential impact of new accounting pronouncements, and the impact on our business of the recent decreases in passenger traffic and expected decreases in passenger traffic and the size of the airline fleet.  Such forward-looking statements include risks and uncertainties and our actual experience and results may differ materially from the experience and results anticipated in such statements. Factors that might cause such a difference include those discussed in our filings with the Securities and Exchange Commission, under the heading "Risk Factors" in our Annual Report on Form 10-K, for the fiscal year ended December 31, 2009 as well as future events that may have the effect of reducing our available operating income and cash balances, such as unexpected operating losses, the impact of rising fuel prices on our airline customers, outbreaks in national or international hostilities, natural disaster or other environmental occurrences, terrorist attacks, prolonged health issues which reduce air travel demand (e.g., SARS, Swine Flu, Icelandic volcano eruptions), delays in, or unexpected costs associated with, the integration of acquisitions, conditions in the airline industry, conditions in the business jet industry, regulatory developments, litigation costs, problems meeting customer delivery requirements, our success in winning new or expected refurbishment contracts from customers, capital expenditures, increased leverage, possible future acquisitions, facility closures, product transition costs, labor disputes involving us, our significant customers or airframe manufacturers, the possibility of a write-down of intangible assets, delays or inefficiencies in the introduction of new products, fluctuations in currency exchange rates or our inability to properly manage our rapid growth.

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

From time to time, we and our foreign subsidiaries may enter into foreign currency exchange contracts to manage risk on transactions conducted in foreign currencies. At September 30, 2010, we had no outstanding forward currency exchange contracts.  In addition, we have not entered into any other derivative financial instruments.

Interest Rates – At September 30, 2010, we had adjustable rate debt with a value totaling $343.4.  The weighted average interest rates for the adjustable rate debt was approximately 5.75% at September 30, 2010.  If interest rates on variable rate debt were to increase by 10% above current rates, our pretax income would decline by approximately $2.0 on an annualized basis. We do not engage in transactions intended to hedge our exposure to changes in interest rates.

As of September 30, 2010, we maintained a portfolio of securities consisting mainly of taxable, interest-bearing deposits with weighted average maturities of less than three months.  If short-term interest rates were to increase or decrease by 10%, we estimate interest income would increase or decrease by less than $0.2 on an annualized basis.

As of September 30, 2010, we maintained a portfolio of securities consisting mainly of taxable, interest-bearing deposits with weighted average maturities of less than three months.  If short-term interest rates were to increase or decrease by 10%, we estimate interest income would increase or decrease by less than $0.2 on an annualized basis.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness, of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934), as of September 30, 2010.   Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the third quarter of 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

BE AEROSPACE, INC.

Date: November 3, 2010	By:	/s/ Amin J. Khoury
Amin J. Khoury
Chairman and
Chief Executive Officer

Date: November 3, 2010	By:	/s/ Thomas P. McCaffrey
Thomas P. McCaffrey
Senior Vice President and
Chief Financial Officer