Form 10-K
period 2010-12-31
BE AEROSPACE INC
filed 2011-02-24
CIK 861361

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

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
Yes ☒ No ☐.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer (do not check if a smaller reporting company) ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒.

The aggregate market value of the registrant's voting stock held by non-affiliates was approximately $2,605.9 million on June 30, 2010 based on the closing sales price of the registrant's common stock as reported on the NASDAQ Global Select Market as of such date, which is the last business day of the registrant's most recently completed second fiscal quarter.  Shares of common stock held by executive officers and directors and persons who own 5% or more of outstanding common stock have been excluded since such persons may be deemed affiliates.  This determination of affiliate status is not a determination for any other purpose.  The number of shares of the registrant's common stock, $.01 par value, outstanding as of February 22, 2011 was 103,103,507 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the registrant's Proxy Statement to be filed with the Commission in connection with the 2010 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.  With the exception of those sections that are specifically incorporated by reference in this Annual Report on Form 10-K, such Proxy Statement shall not be deemed filed as part of this Report or incorporated by reference herein.

INDEX
PART I

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information to investors.  This Annual Report on Form 10-K (Form “10-K”) includes forward-looking statements that reflect our current expectations and projections about our future results, performance and prospects.  Forward-looking statements include all statements that are not historical in nature or are not current facts.  We have tried to identify these forward-looking statements by using words including “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “should,” “will,” and similar expressions.  These forward-looking statements are subject to a number of risks,  uncertainties, assumptions and other factors that could cause our actual results, performance and prospects to  differ materially from those expressed in, or implied by, these forward-looking statements.  These factors include the risks, uncertainties, assumptions and other factors discussed under the headings “Item 1A. Risk Factors,” as well as “Item 1. Business,”  “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Form 10-K, including: future events that may have the effect of reducing our available operating income and cash balances, such as unexpected operating losses, the impact of rising fuel prices on our airline customers, outbreaks in national or international hostilities, terrorist attacks, prolonged health and environmental issues that reduce air travel demand (e.g., SARS, Swine Flu, Icelandic volcano eruptions), delays in, or unexpected costs associated with, the integration of our acquired or recently consolidated businesses, conditions in the airline industry, conditions in the business jet industry, problems meeting customer delivery requirements, our success in winning new or expected refurbishment contracts from customers, capital expenditures, increased leverage, possible future acquisitions, facility closures, product transition costs, labor disputes involving us, our significant customers’ suppliers or airframe manufacturers, the impact of a prolonged global recession, the possibility of a write-down of intangible assets, delays or inefficiencies in the introduction of new products, fluctuations in currency exchange rates or our inability to properly manage our rapid growth.

In light of these risks and uncertainties, you are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented herein.  These statements should be considered only after carefully reading this entire Form 10-K.  Except as required under the federal securities laws and rules and regulations of the Securities and Exchange Commission (“SEC”), we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Additional risks that we may currently deem immaterial or that are not presently known to us could also cause the forward-looking events discussed in this Form 10-K not to occur.

Unless otherwise indicated, the industry data contained in this Form 10-K is from the January/February 2011 issue of the Airline Monitor, December 2010 reports of the International Air Transport Association (“IATA”), the Boeing Current Market Outlook 2010, “The ACAS Database” or the Airbus and Boeing corporate websites.

PART 1

ITEM 1.  BUSINESS

Our Company

General

Based on our experience in the industry, we believe we are the world’s leading manufacturer of cabin interior products for commercial aircraft and business jets and the world’s leading distributor of aerospace fasteners and consumables. We sell our products directly to virtually all of the world’s major airlines and aerospace manufacturers.  Based on our experience, we believe that we have achieved leading global market positions in each of our major product categories, which include:

●
a broad line of aerospace fasteners and consumables, consisting of over 300,000 Stock Keeping Units (“SKUs”) serving the aerospace, commercial aircraft, business jet and military and defense industries;

●	commercial aircraft seats, including an extensive line of super first class, first class, business class, tourist class and regional aircraft seats;

●
a full line of aircraft food and beverage preparation and storage equipment, including galley systems, coffeemakers, water boilers, beverage containers, refrigerators, freezers, chillers and ovens, including microwave, high efficiency convection and steam ovens;

●	both chemical and gaseous aircraft oxygen storage, distribution and delivery systems, protective breathing equipment and a broad range of lighting products; and

●
business jet and general aviation interior products, including an extensive line of executive aircraft seats, direct and indirect overhead lighting systems, passenger and crew oxygen systems, air valve systems, and high-end furniture and cabinetry.

We also design, engineer and manufacture customized fully integrated thermal and power management solutions for participants in the defense industry, aerospace original equipment manufacturers (OEMs) and the airlines.  In addition, we provide comprehensive aircraft cabin interior reconfiguration, program management and certification services.

Since our organization as a corporation in Delaware in 1987, we have substantially expanded the size, scope and nature of our business as a result of a number of acquisitions. Between 1989 and 2008, we completed 24 acquisitions, for an aggregate purchase price of approximately $1.2 billion. We believe these acquisitions enabled us to position ourselves as a preferred global supplier to our customers.  During this period we consolidated facilities and product lines, implemented lean manufacturing and continuous improvement programs and invested in our information technology.  All of these efforts allowed us to continually improve our productivity and expand our operating margins.  For example, during the three-year period ended December 31, 2008 (exclusive of a goodwill and intangible asset impairment charge in 2008), we were able to expand our operating margins by 570 basis points.  In 2008, we completed the acquisition of the consumables solutions distribution business (“HCS”) from Honeywell International Inc. (“Honeywell”). The combination of HCS with our existing consumables products business created the world’s leading distributor of aerospace fasteners and consumables. Through this acquisition, we have eliminated four facilities and significantly expanded operating margins in our consumables segment.  In October 2010, we acquired TSI Group, Inc. (“TSI”) and the aerospace fastener distribution business of Satair A/S (“Satair”) for a purchase price of approximately $310 million and $162 million, respectively.  TSI is a market leader in the design, engineering and manufacturing of customized, fully integrated, thermal management and interconnect solutions that address complex power management requirements of a broad range of customers in the aerospace and defense industries.  TSI is included as a component of our commercial aircraft segment. Satair is a distributor of consumables to European and Asia Pacific aerospace manufacturers and their suppliers and is included as a component of our consumables management segment.

Our principal executive offices and corporate headquarters are located at 1400 Corporate Center Way, Wellington, Florida 33414 and our telephone number is 561-791-5000.

Industry Overview

The commercial and business jet aircraft cabin interior products industries encompass a broad range of products and services, including aircraft seating, passenger entertainment and service systems, food and beverage preparation and storage systems, galleys, passenger and crew oxygen storage, distribution and delivery systems, lavatories, lighting systems, evacuation equipment, and overhead bins, as well as interior reconfigurations and a variety of other engineering, design, integration, installation, retrofit and certification services such as passenger-to-freighter conversions.

Historically, the airline cabin interior products industry has derived revenues from five sources:

●	New installation programs in which airlines purchase new equipment directly from interior equipment manufacturers to outfit these newly purchased aircraft;

●	Retrofit programs in which airlines purchase new interior furnishings to upgrade the interiors of aircraft already in service;

●	Refurbishment programs in which airlines purchase components and services to improve the appearance and functionality of their cabin interior equipment;

●	Equipment to upgrade the functionality or appearance of the aircraft interior; and

●	Replacement spare parts.

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

Demand for thermal management solutions were first required and developed for power management products on military sub-systems for aircraft, helicopters, ground systems, and a broad array of additional applications that require extensive electrical and computing power in small lightweight footprints with controlled but rapid dissipation of heat.  This technology is migrating into the commercial aerospace market and is expected to grow at a healthy rate over the next decade as a result of changing electronics technologies at the component and system level as well as the continued introduction of More Electric Aircraft (“MEA”) such as the Boeing B787, B747-8, and the Airbus A350.

There is a direct relationship between demand for fasteners and consumables products and fleet size, aircraft utilization and aircraft age. All aircraft must be serviced at prescribed intervals, which also drive aftermarket demand for aerospace fasteners and consumables products.

Historically, aerospace fastener and consumables products revenue have been derived from the following sources:

●	Mandated maintenance and replacement of specified parts;

●	Demand for aerospace fasteners and other consumables for new build aircraft from the OEMs and their suppliers;

●	Aerospace and defense subcontractors, most of whom tend to purchase through distributors as a result of the channel shift to outsourcing by aerospace and military aircraft OEMs; and

●	Demand for structural modifications, cabin interior modifications and passenger-to-freighter conversions.

Based on industry sources and studies, we estimate that during 2010, the commercial and business jet cabin interior products industry, for the principal products of the type which we manufacture, exclusive of service revenues, had annual sales of approximately $2.2 billion and the aerospace fastener and consumables industry had annual sales of approximately $3.9 billion.  We estimate that the total worldwide installed base of commercial and general aviation aircraft cabin interior products that are the principal type of products that we manufacture was valued at replacement prices, at approximately $17.3 billion as of December 31, 2010.

During 2010, global air traffic increased by 5.5% as compared with global traffic decreases of 2.5% in 2009 and a global traffic increase of 0.7% in 2008. The strong increase in 2010 global traffic demand was primarily due to the strengthening of the global economy.

Importantly, international traffic was up 8.2% in 2010 as compared with 2009, and premium tickets sold (in first and business classes on long-haul routes) increased by 9.1%.  The airline industry increased airline capacity by 4.4% in the face of the 5.5% increase in global traffic.  As a result, the airlines are operating at very profitable levels.  In fact, airline load factors, yields and profitability are at near record levels for the industry.  IATA expects the airline industry to generate approximately $15.1 billion in global airline profits in 2010, a $25.0 billion improvement over the $9.9 billion in losses generated during 2009.  In addition, IATA expects the airline industry to report a profit of $9.1 billion in 2011.

The Airline Monitor expects global air traffic to increase in 2011 by an estimated 6.0% compared with 2010 and for global air traffic to increase by approximately 7.5% in 2012.  The airlines have substantially strengthened their balance sheets over the past several years through operating profits and by accessing capital markets. As a result, we believe airline balance sheets are much stronger than in any time in the past ten years.

During 2010, business jet manufacturers continued to reduce their delivery rates, in some cases, by up to 14%.  Approximately 730 business jets were delivered in 2010 versus 850 business jets in 2009 and 1,130 business jets in 2008.  According to industry sources, business jet deliveries are expected to increase to approximately 780 aircraft in 2011.

Other factors expected to affect the industries we serve include the following:

Long Term Growth in Worldwide Fleet.  According to the Airline Monitor, new deliveries of large commercial aircraft decreased to 962 aircraft in 2010, as compared to 974 aircraft in 2009 and 852 in 2008.  According to the Airline Monitor, new aircraft deliveries are expected to total 1,048 in 2011 and 1,221 in 2012.  Worldwide air traffic is expected to grow by approximately 6% in 2011 and the Airline Monitor has forecasted revenue passenger miles to increase at a compound annual growth rate of approximately 5.6% during the 2010 to 2025 period, increasing from 2.9 trillion miles in 2010 to approximately 6.6 trillion miles by 2025.  As a result, the Airline Monitor expects the worldwide fleet of passenger jet aircraft to increase by approximately 76% from approximately 21,000 regional, single-aisle and twin-aisle aircraft at December 31, 2010 to approximately 37,000 aircraft at December 31, 2025.

Existing Installed Base.   According to industry sources, the world's active commercial passenger aircraft fleet consisted of approximately 21,000 aircraft as of December 31, 2010. Additionally, based on industry sources, there are approximately 16,500 business jets currently in service. Based on such fleet numbers, we estimate that the total worldwide installed base of commercial and general aviation aircraft cabin interior products for the principal products of the type which we manufacture, valued at replacement prices, was approximately $17.3 billion as of December 31, 2010.  The size of the installed base is expected to increase as a result of the growth in the world-wide fleet and is expected to generate additional and continued demand for retrofit, refurbishment, consumables and spare parts.

Wide-Body Aircraft Deliveries.  Deliveries of wide-body, long haul aircraft constitute an increasing share of total new aircraft deliveries and are an increasing percentage of the worldwide fleet. Wide-body aircraft represented approximately 20% of all new commercial aircraft (excluding regional jets) delivered over the four-year period ended December 31, 2010.  According to the Airline Monitor, new deliveries of wide-body aircraft totaled 195 in 2010 and are expected to be approximately 243 in 2011 and over the 2011-2014 period, 1,369 wide-body aircraft deliveries are expected, averaging approximately 342 such aircraft per year or a 75% higher delivery level as compared to deliveries in 2010.  The Airline Monitor also predicts that nearly 4,634 twin-aisle aircraft will be delivered over the 2011-2021 timeframe or approximately 463 wide-body and super wide-body aircraft per year, which is 91% higher, on average, as compared to expected deliveries in 2011. According to the Airline Monitor, wide-body aircraft deliveries are expected to grow at a 20% compounded annual growth rate (“CAGR”) over the four-year period ending 2014.  Importantly, according to the Airline Monitor, over the 2011 to 2014 time period, 1,369 wide-body and super wide-body aircraft are expected to be delivered by Boeing and Airbus, representing approximately 28% of total deliveries.

Engineering Services Markets.  Historically, the airlines have relied primarily on their own in-house engineering resources to provide engineering, design, integration and installation services, as well as services related to repairing or replacing cabin interior products that have become damaged or otherwise non-functional. As cabin interior product configurations have become increasingly sophisticated and the airline industry increasingly competitive, the airlines have begun to outsource certain of these services in order to increase productivity and reduce costs.

Outsourced services include:

●	Engineering, design, integration, project management, installation and certification services;

●	Modifications and reconfigurations for commercial aircraft including passenger-to-freighter conversions and related kits; and

●	Services related to the support of product upgrades.

Competitive Strengths

We believe that we have a strong competitive position attributable to a number of factors, including the following:

Large Installed Base.  We have a large installed base of commercial and general aviation cabin interior products, estimated to be valued at approximately $7.9 billion (for the principal type of products which we manufacture, valued at replacement prices) as of December 31, 2010. Based on our experience in the industry, we believe our installed base is substantially larger than that of our competitors. We believe that our large installed base is a strategic advantage as airlines tend to purchase aftermarket products and services, including spare parts, retrofit and refurbishment programs, from the original supplier.  As a result, we expect our large installed base to generate continued aftermarket revenue as airlines continue to maintain, evolve and reconfigure their aircraft cabin interiors.

Operating Leverage and Low Cost Producer.  Our ability to leverage our manufacturing and engineering capabilities has allowed us to expand operating margins. As a result of our continuous improvement initiatives, global sourcing and lean manufacturing programs, our operating margins have increased substantially. For example, our 2010 operating margin of 15.9% expanded by 480 basis points over the operating margin we realized for the fiscal year ended 2005, reflecting ongoing manufacturing efficiencies, a shift in product mix as a result of the rapid growth of our consumables management segment and operating leverage on the higher volume of sales.

Focus on Innovation and New Product Development.  The aircraft cabin interior products companies are engaged in extensive product development and marketing efforts for both new features on existing products and new products.  We believe, based on our experience in the industry, that we are a technological leader, with the largest research and development organization in the cabin interior products industry. The successes of these and other new product development efforts are expected to increase demand for our products in both newly purchased aircraft and in aftermarket retrofits and it has allowed us to grow our backlog and improve the product mix of our current backlog.  These products include a broad range of amenities such as luxurious first class cabins with appointments such as lie-flat seating, mini-bars, closets, flat screen TVs and digital light-emitting-diode (“LED”) mood lighting.  We have recently introduced products including electric lie-flat first and business class seats, Pulse Oxygen™ gaseous passenger oxygen systems for the Boeing 787 and Airbus A350 XWB, next generation galley systems for the Airbus A350 XWB, electric fully berthing business jet seating, lightweight, lower maintenance waste water systems for business and commercial jets and a full range of business and executive jet seating.  We recently introduced our new patented Pinnacle® main cabin seating platform, which we believe is the industry’s lightest full-featured seat that significantly reduces cost of ownership, simplifies maintenance and increases overall passenger living space.  We also introduced our LED lighting system for the new Boeing 737 “Sky Interior” aircraft.  This innovative, lightweight LED system features adjustable lighting with full spectrum color capabilities, providing superior cabin ambiance and unprecedented lighting control.

As of December 31, 2010, we had 937 employees in engineering, research and development and program management. We believe our engineering, research and development effort and our on-site technicians at both the airlines and airframe manufacturers enable us to play a leading role in developing and introducing innovative products to meet emerging industry trends, and thereby gain early entrant advantages.

Exposure to International Markets.  Our revenues are generated from many geographic regions.  In 2010, approximately 25% of our sales were to European customers and approximately 24% of our sales were to customers in the Asia/Pacific Rim and the Middle East regions, accounting for approximately 27% of our backlog.  Domestic airlines accounted for approximately 8% of our backlog.  We believe this geographic diversification makes us less susceptible to a downturn in a specific geographic region and allows us to take advantage of regional growth trends.

Diverse Product Offering and Broad Customer Base.  We provide a comprehensive line of products and services to a broad customer base. During the three-year period ended December 31, 2010, no single customer accounted for more than 10% of our consolidated revenues.  Our commercial aircraft and business jet segments have a broad range of over 200 principal customers, including all of the world’s major airlines, business jet manufacturers and completion centers.  Our consumables management segment sells consumables to over 3,600 customers throughout the world.  During the fiscal year ended December 31, 2010, our sales to Boeing and Airbus together represented only approximately 9% of our total sales. We believe that our broad product offering and customer base make us less vulnerable to the loss of any one customer or program. We have continued to expand our available products and services based on our belief that the airline industry increasingly will seek an integrated approach to the design, development, integration, installation, testing and sourcing of aircraft cabin interior equipment.

Capitalizing on Shift Toward Seller Furnished Equipment.  Traditionally, we, and our competitors, have sold customized cabin interior products directly to the airlines.  Commencing with the launch of the Boeing 787 and Airbus A350 XWB, we began a campaign to develop a range of new aircraft interior products and to market certain interior systems directly to Boeing and Airbus.  To date, we have been selected by Boeing to manufacture our patented Pulse OxygenTM system and passenger service units for the B787 and B747-8, and we have been selected by Airbus to manufacture our next generation galley systems and our patented passenger oxygen delivery system for the A350 XWB.  We have also been selected by Boeing to manufacture our LED cabin lighting for the next generation Boeing 737 Sky Interior aircraft.  Additionally, we have been selected by major business jet manufacturers to provide vacuum waste water systems (Dassault 7x, Embraer 450 and 500 and the Bombardier Lear 85).  As of December 31, 2010, our seller furnished equipment programs are currently valued at approximately $2.7 billion and are expected to significantly increase our content per aircraft type; however, only a small portion of these programs are included in our reported backlog at December 31, 2010.  This effort by the Company to develop and market new interior systems directly to the OEMs is important to us as it represents a significant potential increase in the dollar value of our products on each such aircraft type.

Experience with a Complex Regulatory Environment.  The airline industry is heavily regulated. The Federal Aviation Administration (the “FAA”) prescribes standards and licensing requirements for manufacturers and sellers of many aircraft components, including virtually all commercial airline and general aviation cabin interior products, and licenses component repair stations within the United States. Comparable agencies, such as the European Aviation Safety Agency (the “EASA”), the Japanese Civil Aviation Board (the “JCAB”), and the Civil Aviation Administration of China (the “CAAC”) prescribe standards, establish licensing requirements and regulate these matters in other countries.  In addition, designing new products to meet existing regulatory requirements and retrofitting products to comply with new regulatory requirements can be both expensive and time consuming. We have a long history and extensive experience with complex regulatory environments in which we operate and believe this enables us to efficiently obtain the required approvals for new products and services.

Growth Opportunities

We believe that we will benefit from the following industry trends:

Growth of Wide-Body Aircraft Fleet.  New aircraft deliveries of wide-body aircraft are expected to continue to grow over the long term, reflecting the expected growth in revenue passenger miles over the 2010-2025 period.  The trend toward a global fleet with a higher percentage of wide-body aircraft is significant to us because wide-body aircraft require up to six-to-nine times the dollar value content for the principal products of the type which we manufacture as compared to narrow-body aircraft.  For example, wide-body aircraft carry up to three or four times the number of seats as narrow-body aircraft and have multiple classes of service, including super first class compartments and first class and business class configurations.  In addition, aircraft cabin crews on wide-body aircraft flights may make and serve between 300 and 900 meals and may brew and serve more than 2,000 cups of coffee and serve more than 200 glasses of wine on a single flight, thereby generating substantial demand for seating products and food and beverage preparation and storage equipment, as well as extensive oxygen storage, delivery distribution systems and lighting systems.

Worldwide Fleet Creates Demand for Aftermarket and Consumables Products.  The size of the worldwide fleet is important to us since the proper maintenance of the fleet generates ongoing demand for spare parts, refurbishment retrofits, fasteners and other consumable products.  Our substantial existing installed base of products typically generates continued retrofit, replacement, upgrade, refurbishment, repair and spare parts revenue as airlines maintain their aircraft interiors, as well as demand for consumables to support the active fleets of commercial aircraft, business jets and military aircraft.  For the fiscal years ended December 31, 2010 and 2009 approximately 55% and 50%, respectively, of our revenues were derived from the aftermarket. In addition, aftermarket revenues are generally driven by aircraft usage, and as such, have historically tended to recover more quickly than revenues from OEMs.  As used in this Form 10-K, aftermarket sales include sales to support existing commercial, business jet and military fleets.  We believe there are substantial growth opportunities for retrofit programs for the wide-body aircraft that service international routes and that the major global airlines will need to invest in cabin interiors for their international fleets or face the prospect of losing market share on their international routes.  Additionally, the expected growth in the worldwide fleet will serve to increase the size of our installed base.

Opportunity to Substantially Expand Our Addressable Markets through our Consumables Management Business.  Our consumables management business leverages our key strengths, including marketing and service relationships with most of the world’s airlines, commercial aircraft OEMs and their suppliers, business jet OEMs and their suppliers, maintenance, repair and overhaul centers, and the military.  As approximately 52% of consumables demand is generated by the aftermarket, demand for aerospace hardware, fasteners, bearings, seals, gaskets, lighting products, electrical components and other consumables is expected to increase over time as the fleet expands, similar to the market for cabin interior products.  The aerospace and military OEMs are increasingly outsourcing to sub-contract manufacturers, driving a channel shift, which is benefiting distributors such as our consumables management segment, as many of these subcontractors tend to purchase through distributors.

Backlog Driven by Aftermarket Demand from International Airlines Retrofitting Existing Fleets. We believe that many major international airlines are in the process of reinitiating or planning to reinitiate previously deferred cabin interior upgrade programs.  This activity is expected to continue to be driven by both the age of the existing cabin interiors as well as the desire by many of the leading international carriers to achieve a competitive advantage by investing in cabin interior products that incorporate leading comfort amenities, thereby improving passenger loads and yields, or that reduce airline operating costs by reducing maintenance costs and/or providing lower weight and fuel burn.  We believe that as international traffic continues to grow, the life cycle of premium products, such as lie-flat international business class seats and the products comprising our super first class suites, will continue to compress as airlines seek greater competitive advantage through state-of-the-art cabin interior products.

Growth in New Aircraft Introductions Lead to New Cabin Interior Product Introductions and Major Retrofit Opportunities.  According to Airbus, 17 customers have placed orders for 234 of the new Airbus A380 super wide-body aircraft and 34 customers have placed 583 orders for the new A350 XWB. According to Boeing, through December 31, 2010, 64 customers have placed orders for 847 of the new B787 wide-body aircraft.  We believe the airliners often use the occasion of introduction into service of a new aircraft fleet type to introduce next generation cabin interior products.  In such cases, we believe airlines will also invest in programs to retrofit their existing fleets to incorporate these new interior products and configurations in order to enhance their revenue and/or cost advantages realized on the new fleets and to maintain product and service commonality.

Growing Requirement for Thermal Power Management Solutions.  Demand for aerospace thermal power management products and systems is expected to grow at a healthy rate over the next decade as a result of changing electronics technologies at both the component and system levels as well as the continued introduction of MEA, such as the Boeing B787, B747-8 and the Airbus A350.  We believe power management products have become critical components for the newer MEA and demand for innovative power management solutions should grow as power and computing power requirements increase, space becomes more limited, and as heat dissipation and payload weight become more critical.  We believe our ability to integrate advanced power management technology with industry leading thermal packaging designs into current and future cabin interior products and systems will address the expected growing demand for sophisticated power management solutions in aircraft cabin interior products.

Long Term Growth in Business Jet and VIP Aircraft Markets.  Business jet deliveries decreased by approximately 14% in 2010 to 730 aircraft as compared to 2009 after decreasing by 25% in 2009. 2010 deliveries were approximately 35% lower than 2008 when 1,130 jets were delivered.  According to industry sources, new business jet deliveries are expected to total 780 in 2011 and 875 in 2012.  As compared with 2010, average annual deliveries of new business jets are expected to increase by a 11% CAGR over the four year period ending December 31, 2014.

 Business Strategy

Our business strategy is to maintain a leadership position and to best serve our customers by:

●	Offering the broadest and most innovative products and services in the industry;

●	Offering a broad range of engineering services including design, integration, installation, certification services and aircraft reconfiguration;

●	Pursuing the highest level of quality in every facet of our operations, from the factory floor to customer support;

●
Aggressively pursuing continuous improvement initiatives in all facets of our business and in particular our manufacturing operations, to reduce cycle time, lower costs, improve quality and expand our margins; and

●	Pursuing a worldwide marketing and product support approach focused by airline and general aviation airframe manufacturers, encompassing our entire product line.

Products and Services

We conduct our operations through strategic business units that have been aggregated under three reportable segments: consumables management, commercial aircraft and business jet.

The following is a summary of revenues for each of our segments:

	Fiscal Year Ended December 31,
	($ in millions)
	2010		2009		2008
		% of		% of		% of
	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues

Consumables management	$772.9	38.9%	$798.1	41.2%	$697.3	33.0%
Commercial aircraft	997.5	50.3%	911.3	47.0%	1,138.7	54.0%
Business jet	213.8	10.8%	228.3	11.8%	274.0	13.0%
Total revenues	$1,984.2	100.0%	$1,937.7	100.0%	$2,110.0	100.0%

Consumables Management Segment

We believe, based on our experience in the industry, we are the world’s leading distributor and value-added service provider of aerospace fasteners and consumables and we believe we offer one of the broadest lines of aerospace hardware and inventory management services worldwide. Through the strategic acquisitions of HCS and Satair, we believe we have become the worldwide leader in the distribution of aerospace fasteners and consumables.  These acquisitions have allowed us to alter our business mix such that approximately 40% of our sales are related to consumables products.  Approximately 52% of our fasteners and consumables sales are made to the aftermarket, and we have historically shipped approximately 60% of our orders within 24 hours of receipt of the order. With over 300,000 SKUs and next-day service, we serve as a distributor for almost every major aerospace fastener manufacturer. Our service offerings include inventory management and replenishment, electronic data interchange, special packaging and bar-coding, parts kitting, quality assurance testing and purchasing assistance. Our seasoned purchasing and sales teams, coupled with state-of-the-art information technology and automated parts retrieval systems, provide the basis for our reputation for high quality and overnight delivery.

Commercial Aircraft Segment

We believe, based on our experience in the industry, that we are the world's leading manufacturer of aircraft seats, offering a wide selection of first class, business class, tourist class and regional aircraft seats. A typical seat manufactured and sold by us includes the seat frame, cushions, armrests, tray table and a variety of optional features such as adjustable lumbar supports, footrests, reading lights, head/neck supports, and other comfort amenities.  We also integrate a wide variety of in-flight entertainment equipment into our seats, which is supplied to us by our customers or third party suppliers. We estimate that as of December 31, 2010, we had an aggregate installed base of products produced by our commercial aircraft segment, valued at replacement prices, of approximately $6.6 billion.

First and Business Class Seats.  Based upon major airlines' program selection and our backlog, we believe we are the leading worldwide manufacturer of premium class seats. Our line of first class sleeper seats incorporates full electric actuation, an electric ottoman, privacy panels and sidewall-mounted tables. Our business class seats incorporate features developed over 25 years of seating design. The business class seats include electrical or mechanical actuation, PC power ports, iPod connectivity, telephones, leg rests, adjustable lumbar cushions, four-way adjustable headrests and fiber optic reading lights. The first and business class products are substantially more expensive than tourist class seats due to these luxury appointments.

Tourist Class and Regional Jet Seats.  We believe, based on our installed base, that we are a leading worldwide manufacturer of tourist class seats and regional aircraft seats. We believe our Spectrum® coach class seat has become the industry's most popular seat platform for single-aisle aircraft since its launch in late 2002.  We believe the seat improves comfort and offers significantly improved passenger living space as well as benefiting the airlines with simplified maintenance and spare parts purchasing. Spectrum® was engineered for use across the entire single-aisle aircraft fleet, including regional jets.  We recently introduced our new patented Pinnacle® main cabin seating platform, which we believe is the industry’s lightest full-featured seat.  The Pinnacle® seat platform utilizes advanced proprietary technologies that we believe significantly reduces cost of ownership, simplifies maintenance and increases overall passenger living space.  Since its launch, the Pinnacle® seating platform has received awards to equip more than 1,000 new or existing aircraft.

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

Ovens.  We believe, based on our experience in the industry, that we are the leading manufacturer of a broad line of specialized ovens, including high efficiency convection ovens, steam ovens and warming ovens.  Our DS Steam OvenTM uses a method of preparing in-flight food by maintaining constant temperature and moisture in the food.  Our DS Steam OvenTM addresses the airlines' need to provide a wider range of food offerings than can be prepared by convection ovens.

Refrigeration Equipment.  We believe, based on our experience in the industry, that we are the worldwide industry leader in the design, manufacture and supply of commercial aircraft refrigeration equipment.  We manufacture self-contained wine and beverage chillers, refrigerators/freezers and galley air chilling systems.

Waste Water Systems.  We have recently entered the vacuum waste water system market. Our first vacuum waste water system incorporates a proprietary design which we believe will eliminate the primary cause of failure which plagues other vacuum systems.  In addition, we believe our systems include advanced proprietary components and systems that will significantly lower the overall cost of ownership, simplify maintenance and improve lavatory hygiene as our system is rolled out to additional commercial and business jet platforms.  We believe the cost of ownership savings will be achieved through weight savings and reliability improvements as a result of combining our proprietary composite components with optimized integrated systems.  Our waste water systems are configurable so savings can be realized on both new aircraft and existing in-service aircraft.  We believe the design modularity will reduce airframe corrosion issues and provide for simplified, faster maintenance and ease of removal, resulting in up to a 60% reduction in service time.

Galley Systems.  Our innovative, modular approach to the design of galley systems allows the airlines to select galley positions and configurations for their specific operational needs, while minimizing total aircraft system weight.  We have been selected by Airbus to provide next generation galley systems for the Airbus A350 aircraft, which is designed to accommodate the aircraft’s “flex zones” allowing airlines to select from a wide range of galley configurations.

Thermal Management.   We believe we are a market leader in the design, engineering and manufacturing of customized, fully integrated, thermal management solutions that address complex power management requirements of OEMs in the aerospace and defense industries. Approximately 70% of our revenues are derived from long-term, sole source agreements with numerous customers on over 125 platforms. We believe power management products have become critical components for the newer MEA and demand for innovative power management solutions should grow as power and computing power requirements increase, as space becomes more limited, and as heat dissipation and payload weight become more critical.  We believe our ability to integrate advanced power management technology with industry leading thermal packaging designs into current and future cabin interior products and systems will address the expected growing demand for sophisticated power management solutions in aircraft cabin interior products.

Engineering, Design, Integration, Installation and Certification Services.  We believe, based on our experience in the industry, that we are a leading supplier of engineering, design, integration, installation and certification services for commercial aircraft passenger cabin interiors.  We also offer our customers in-house capabilities to design, manage, integrate, test and certify reconfigurations and modifications for commercial aircraft and to manufacture related products, including engineering kits and interface components. We provide a broad range of interior reconfiguration services which enable airlines to modify the cabin layout, install telecommunications and entertainment equipment, relocate galleys, lavatories, overhead bins, and crew rest compartments.  We believe, based on our experience in the industry, that we are a leading supplier of structural design and integration services, including airframe modifications for passenger-to-freighter conversions particularly for the Airbus A300-600 and also for Airbus A300-B4 aircraft and Boeing 767, Boeing 747-200 Combi and Boeing 747-200 (exclusive of door surround). Freighter conversions require sophisticated engineering capabilities and very large and complex proprietary parts kits.

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

Business Jet Segment

We believe, based on our experience in the industry, that we are the leading manufacturer of a broad product line of furnishings for business jets. Our products include a complete line of business jet seating and sofa products, including electric fully berthing lie flat seats, direct and indirect lighting, air valves and oxygen delivery systems as well as sidewalls, bulkheads, credenzas, closets, galley structures, lavatories, waste water systems and tables. We have the capability to provide complete interior packages for business jets and executive VIP or head-of-state aircraft interiors, including design services, interior components and program management services. We believe we are the preferred supplier of seating products and direct and indirect lighting systems for most business jet manufacturers.

Our business jet segment, which has had decades of experience in equipping executive, VIP and head of state aircraft, is the leading manufacturer of super first class cabin interior products for commercial wide-body aircraft. Super first class products incorporate a broad range of amenities such as luxurious first class cabins with appointments such as lie-flat seating, mini-bars, closets, flat screen televisions and mood lighting, which, until recently, were found only in VIP and head-of-state aircraft.

We estimate that as of December 31, 2010, we had an aggregate installed base of business jet and super first class equipment, valued at replacement prices, of approximately $1.3 billion.

Research, Development and Engineering

We work closely with commercial airlines, business jet and aerospace manufacturers and global leasing companies to improve existing products and identify customers' emerging needs. Our expenditures in research, development and engineering totaled $112.8 million, $102.6 million and $131.4 million for the years ended December 31, 2010, 2009 and 2008, respectively, representing 5.7%, 5.3% and 6.2% of revenues, respectively, for each of those years. We employed 937 professionals in engineering, research and development and program management as of December 31, 2010. We believe, based on our experience in the industry, that we have the largest engineering organization in the cabin interior products industry, with mechanical, electrical, electronic and software design skills, as well as substantial expertise in program management, materials composition and custom cabin interior layout design and certification.

Customers, Competition and Marketing

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

We market our aerospace fasteners and other consumables directly to the airlines, aircraft leasing companies, maintenance, repair and overhaul centers (“MROs”), general aviation, first-tier suppliers to the commercial, military and defense airframe manufacturers, the airframe manufacturers and other distributors. We believe that our key competitive advantages are the breadth of our product offerings and our ability to deliver our products on a timely basis. We believe that those advantages, coupled with our core competencies in product information management, purchasing and logistics management, provide strong barriers to entry. Our primary competitors in the aerospace hardware and consumables distribution market are Wesco Aircraft Hardware and Anixter Pentacon.

We market and sell our commercial aircraft products directly to virtually all of the world's major airlines, aircraft leasing companies and airframe manufacturers. Airlines select manufacturers of cabin interior products primarily on the basis of custom design capabilities, product quality and performance, on-time delivery, after-sales customer service, product support and price. We market our thermal and power management products and services directly to first tier defense manufacturers, aerospace OEMs, their suppliers and the airlines.

We believe that airlines prefer our integrated worldwide marketing approach, which is focused by airline and encompasses our entire product line. Led by senior executives, teams representing each product line serve designated airlines that together accounted for the vast majority of the purchases of products manufactured by our commercial aircraft segment including our super first class product.  Our teams have developed customer-specific strategies to meet each airline's product and service needs. We also staff "on-site" customer engineers at major airlines and airframe manufacturers to represent our entire product line and to work closely with customers to develop specifications for each successive generation of products required by the airlines. These engineers help customers integrate our wide range of cabin interior products and assist in obtaining the applicable regulatory certification for each particular product or cabin configuration. Through our on-site customer engineers, we expect to be able to more efficiently design and integrate products that address the requirements of our customers. We provide program management services, integrating all on-board cabin interior equipment and systems, including installation and FAA certification, allowing airlines to substantially reduce costs. We believe that we are the only supplier in the commercial aircraft cabin interior products industry with the size, resources, breadth of product line and global product support capability to operate in this manner.

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

We believe that our large installed base, our timely responsiveness in connection with the custom design, manufacture, delivery and after-sales customer service and product support, our broad product line and stringent customer and regulatory requirements, all present barriers to entry for potential new competitors in the cabin interior products and thermal and power management markets. Our principal competitors for our commercial aircraft segment are Groupe Zodiac S.A., Keiper Recaro GmbH, JAMCO and Premium Aircraft Interiors Group (PAIG, formerly Britax).

We market our business jet products directly to all of the world's general aviation airframe manufacturers, completion centers and operators. Business jet owners typically rely upon the airframe manufacturers and completion centers to coordinate the procurement and installation of their interiors. Business jet owners select manufacturers of business jet products on a basis similar to commercial aircraft interior products: customer design capabilities, product quality and performance, on-time delivery, after-sales customer service, product support and price. We believe that potential new competitors would face a number of barriers to entering the cabin interior products market. Barriers to entry include regulatory requirements, our large installed product base, our custom design capability, manufacturing capability, delivery, after-sales customer service, product support and our broad product line. The market for business jet products is highly fragmented, consisting of numerous competitors, the largest of which is Goodrich Corporation.

As of December 31, 2010, our direct sales, marketing and product support organizations consisted of 697 employees. In addition, we currently retain 37 independent sales representatives. Our sales to non-U.S. customers were approximately $1.0 billion during each of the fiscal years ended December 31, 2010 and 2009, which represents approximately 49% and 51% of revenues, respectively.  Approximately 69% of our total revenues were derived from airlines, aircraft leasing companies, MROs, and other commercial aircraft operators during each of the two fiscal years ended December 31, 2010. Approximately 55% and 50% of our revenues during the fiscal years ended December 31, 2010 and 2009, respectively, were from the aftermarket.

Backlog

Our backlog at December 31, 2010 was $3.1 billion, as compared with backlog of $2.7 billion at December 31, 2009 and $2.9 billion at December 31, 2008. Approximately 46% of our backlog at December 31, 2010 is expected to be delivered in 2011, and 24% is expected to be delivered over the following 12 month period.  We believe that our backlog is well-dispersed geographically.  At December 31, 2010, approximately 8% of our total backlog was with domestic airlines, approximately 27% of our backlog was with European customers, and approximately 31% of backlog was with customers in the Asia/Pacific Rim and the Middle East regions. The balance of our backlog is with U.S. aircraft leasing companies, major suppliers to the airframe OEMs, MROs, business jet manufacturers, completion centers and suppliers to the U.S. military.  In addition to our backlog, we have a number of supplier furnished equipment programs that have been awarded, but not yet recorded into backlog.  These program awards will be added to backlog when we receive purchase orders or otherwise are provided with specificity regarding delivery dates.  At December 31, 2010 we estimate the value of these awards at over $2.7 billion.  As a result, total backlog, both booked and awarded but unbooked, expanded to a record $5.75 billion, an increase of almost 11% as compared to December 31, 2009.

Customer Service

We believe that our customers place a high value on customer service and product support and that this service level is a critical differentiating factor in our industry. The key elements of such service include:

●	Rapid response to requests for engineering, design, proposals and technical specifications;

●	Flexibility with respect to customized features;

●	On-time delivery;

●	Immediate availability of spare parts for a broad range of products; and

●	Prompt attention to customer problems, including on-site customer training.

Customer service is particularly important to the airlines due to the high costs associated with late delivery, malfunctions and other problems.

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

In November 2002, our seating group became the first passenger seating supplier to sign a Partnership for Safety Plan (“PSP”) with the FAA. Based on established qualifications of personnel and systems, the PSP provides us with increased authority to approve test plans and reports and to witness tests. The PSP provides us with a number of business benefits including greater planning flexibility, simplified scheduling and greater program control and eliminates variables such as FAA workload and priorities.

Environmental Matters

Our operations are subject to extensive and changing federal, state and foreign laws and regulations establishing health and environmental quality standards, including those governing discharges of pollutants into the air and water and the management and disposal of hazardous substances and wastes. We may be subject to liabilities or penalties for violations of those standards. We are also subject to laws and regulations, such as the Federal Superfund Law and similar state statutes, governing remediation of contamination at facilities that we currently or formerly owned or operated or to which we send hazardous substances or wastes for treatment, recycling or disposal. We believe that we are currently compliant, in all material respects, with applicable environmental laws and regulations. However, we could become subject to future liabilities or obligations as a result of new or more stringent interpretations of existing laws and regulations. In addition, we may have liabilities or obligations in the future if we discover any environmental contamination or liability relating to our facilities or operations.

Patents

We currently hold 272 U.S. patents and 269 foreign patents, as well as 61 U.S. patent applications and 36 foreign patent applications covering a variety of products. We believe that the termination, expiration or infringement of one or more of such patents would not have a material adverse effect on us.

Employees

As of December 31, 2010, we had approximately 6,650 employees. Approximately 67% of our employees are engaged in manufacturing/distribution operations and purchasing, 14% in engineering, research and development and program management, 10% in sales, marketing and product support and 9% in finance, information technology, legal and general administration. Unions represent approximately 6% of our worldwide employees. One domestic labor contract, representing approximately 1% of our employees, expires in June, 2011.  The labor contract with the only other domestic union, which represents 5% of our employees, expires in May, 2012.  The remaining portion of our unionized employees is located in the United Kingdom, the Netherlands and Germany, which tend to have government mandated union organizations.  We consider our employee relations to be good.

Financial Information About Segments and Foreign and Domestic Operations

Financial and other information by segment and relating to foreign and domestic operations for the fiscal years ended December 31, 2010, 2009 and 2008, is set forth in Note 13 to our consolidated financial statements.

Available Information

Our filings with the SEC, including this Form 10-K, our Quarterly Reports on Form 10-Q, our Proxy Statement, Current Reports on Form 8-K and amendments to any of those reports are available free of charge on our website as soon as reasonably practicable after they are filed with, or furnished to, the SEC. Our internet website is located at http://www.beaerospace.com. Information included in or connected to our website is not incorporated by reference in this annual report.

ITEM 1A.  RISK FACTORS

You should consider carefully the following risks and uncertainties, along with the other information contained in or incorporated by reference in this Form 10-K.  If any of the following events actually occur, our business, financial condition and financial results could be materially adversely affected.  Additional risks and uncertainties that we do not presently know about or currently believe are not material may also adversely affect our business and operations.  See "Cautionary Statement Regarding Forward-Looking Statements."

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

The airline industry is subject to extensive health, safety and environmental regulations, any violation of which could subject us to significant liabilities and penalties.

We are subject to extensive and changing federal, state and foreign laws and regulations establishing health, safety and environmental quality standards, and may be subject to liabilities or penalties for violations of those standards. We are also subject to laws and regulations governing remediation of contamination at facilities currently or formerly owned or operated by us or to which we have sent hazardous substances or wastes for treatment, recycling or disposal. We may be subject to future liabilities or obligations as a result of new or more stringent interpretations of existing laws and regulations. In addition, we may have liabilities or obligations in the future if we discover any environmental contamination or liability at any of our facilities, or at facilities we may acquire.

Risks Relating to Our Business

We are directly dependent upon the conditions in the airline and business jet industries and a continued economic downturn could negatively impact our results of operations and financial condition.

Global financial markets experienced extreme volatility and disruption during 2008 and 2009, which at times, reached unprecedented levels as a result of the financial crisis affecting the banking system and participants in the global financial markets. Concerns over the tightening of the corporate credit markets, inflation, energy costs and the dislocation of the residential real estate and mortgage markets have contributed to the volatility in the global financial markets and, together with the global financial crisis, have created uncertainties for global economic conditions in the future.  The airline and business jet industries are particularly sensitive to changes in economic conditions.  In 2008 and 2009, the airline industry was parking aircraft, delaying new aircraft purchases and delivery of new aircraft, deferring retrofit programs and depleting existing inventories. The business jet industry was also severely impacted by both the recession and by declining corporate profits.

Unfavorable economic conditions during this period also caused reduced spending for both leisure and business travel, which have also negatively affected the airline and business jet industries. According to IATA, the economic downturn, combined with the high fuel prices experienced during most of 2009, contributed to the worldwide airline industry’s loss of approximately $9.9 billion in 2009. In addition, as a result of the decline in both traffic and airfares following the September 11, 2001 terrorist attacks and threats of future terrorist attacks, SARS, H1N1, the conflicts in Iraq and Afghanistan, as well as other factors, such as increases in fuel costs and heightened competition from low-cost carriers, the world airline industry lost a total of approximately $52.8 billion during the period from 2001 to 2009, which caused a significant number of airlines worldwide to declare bankruptcy or cease operations in this period.

The difficult operating environment for the commercial airline and business jet industries is expected to continue due to challenging economic conditions.  The operating environment will also be impacted by increasing fuel prices, consolidation in the industry, changes in regulation, terrorism, safety, environmental and health concerns and labor issues.  Many of these factors could have a negative impact on air travel, which could materially adversely affect our operating results.

We may be materially adversely affected by high fuel prices.

        Fluctuations in the global supply of crude oil and the possibility of changes in government policy on jet fuel production, transportation and marketing make it impossible to predict the future availability and price of jet fuel.  In the event there is an outbreak or escalation of hostilities or other conflicts or significant disruptions in oil production or delivery in oil-producing areas or elsewhere, there could be reductions in the production or importation of crude oil and significant increases in the cost of jet fuel.  If there were major reductions in the availability of jet fuel or significant increases in its cost, commercial airlines will face increased operating costs.  Due to the competitive nature of the airline industry, airlines are often unable to pass on future increases in fuel prices to customers by increasing fares.  As a result, an increase in jet fuel could result in a decrease in net income from either lower margins or, if airlines increase ticket fares, less revenue from reduced airline travel.  Decreases in airline profitability could decrease the demand for new commercial aircraft, resulting in delays of or reductions in deliveries of commercial aircraft equipped with our cabin interior products and, as a result, our financial condition, results of operations and cash flows could be materially adversely affected.

There are risks inherent in international operations that could have a material adverse effect on our business operations.

While the majority of our operations are based domestically, we have significant manufacturing operations based internationally with facilities in the United Kingdom, the Netherlands and Germany.  In addition, we sell our products to airlines all over the world. Our customers are located primarily in North America, Europe, the Asia/Pacific Rim region, South America and the Middle East. As a result, 49% and 51% of our revenues for the years ended December 31, 2010 and 2009, respectively, were to customers located outside the United States.  Volatile international economic, political and market conditions may have a negative impact on our operating results and our ability to achieve our goals.

In addition, we have a number of subsidiaries in foreign countries (primarily in Europe), which have sales outside the United States. As a result, we are exposed to currency exchange rate fluctuations as a portion of our net sales and expenses are denominated in currencies other than the U.S. dollar. Approximately 28% of our sales during the fiscal years ended December 31, 2010 and 2009 came from our foreign operations. Fluctuations in the value of foreign currencies affect the dollar value of our net investment in foreign subsidiaries, with these fluctuations being included in a separate component of stockholders’ equity. At December 31, 2010, we reported a cumulative foreign currency translation adjustment of approximately $56.0 million in stockholders’ equity as a result of foreign currency adjustments, and we may incur additional adjustments in future periods. In addition, operating results of foreign subsidiaries are translated into U.S. dollars for purposes of our statement of operations at average monthly exchange rates. Moreover, to the extent that our revenues are not denominated in the same currency as our expenses, our net earnings could be materially adversely affected. For example, a portion of labor, material and overhead costs for goods produced in our production facilities in the United Kingdom, Germany and the Netherlands are incurred in British pounds or Euros, but the related sales revenues are generally denominated in U.S. dollars. Changes in the value of the U.S. dollar or other currencies could result in material fluctuations in foreign currency translation amounts or the U.S. dollar value of transactions and, as a result, our net earnings could be materially adversely affected.

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

We have made many acquisitions in the past.  We may also consider future acquisitions, some of which could be material to us. We explore and conduct discussions with many third parties regarding possible acquisitions. Our ability to continue to achieve our goals may depend upon our ability to effectively identify attractive businesses, access financing sources on acceptable terms, negotiate favorable transaction terms and successfully consummate and integrate any businesses we acquire, achieve cost efficiencies and to manage these businesses as part of our company.

Our acquisition activities may involve unanticipated delays, costs and other problems. If we encounter unanticipated problems with one of our acquisitions, our senior management may be required to divert attention away from other aspects of our business. Additionally, we may fail to consummate proposed acquisitions or divestitures, after incurring expenses and devoting substantial resources, including management time, to such transactions. Acquisitions also pose the risk that we may be exposed to successor liability relating to actions by an acquired company and its management before the acquisition. The due diligence we conduct in connection with an acquisition, and any contractual guarantees or indemnities that we receive from the sellers of acquired companies, may not be sufficient to protect us from, or compensate us for, actual liabilities. Additionally, depending upon the acquisition opportunities available, we also may need to raise additional funds through the capital markets or arrange for additional bank financing in order to consummate such acquisitions or to fund capital expenditures necessary to integrate the acquired business. We also may not be able to raise the substantial capital required for acquisitions and integrations on satisfactory terms, if at all.

Increased leverage could adversely impact our business and results of operations.

We may incur additional debt under our credit facility or through new borrowings to finance our operations or for future growth, including funding acquisitions.  A high degree of leverage could have important consequences to us.  For example, it could:

●	increase our vulnerability to adverse economic and industry conditions;

●
require us to dedicate a substantial portion of cash from operations to the payment of debt service, thereby reducing the availability of cash to fund working capital, capital expenditures and other general corporate purposes;

●	limit our ability to obtain additional financing for working capital, capital expenditures, general corporate purposes or acquisitions;

●	place us at a disadvantage compared to our competitors that are less leveraged; and

●	limit our flexibility in planning for, or reacting to, changes in our business and in our industry.

Our total assets include substantial intangible assets.  The write-off of a significant portion of intangible assets would negatively affect our reported financial results.

Our total assets reflect substantial intangible assets. At December 31, 2010, goodwill and identified intangibles, net, represented approximately 40.5% of total assets. Intangible assets consist principally of goodwill and other identified intangible assets associated with our acquisitions. On at least an annual basis, we assess whether there has been an impairment in the value of goodwill and other intangible assets with indefinite lives. If the carrying value of the tested asset exceeds its estimated fair value, impairment is deemed to have occurred.  In this event, the amount is written down to fair value.  Under general accepted accounting principles in the United States, this would result in a charge to operating earnings. Any determination requiring the write-off of a significant portion of unamortized goodwill and identified intangible assets would negatively affect our results of operations and total capitalization, which could be material.  For example, during the year ended December 31, 2008, in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350, Intangibles – Goodwill and Other (“ASC 350”) we performed our annual testing of impairment of goodwill.  Adverse equity market conditions caused a decrease in market multiples, including our fiscal year end market capitalization at December 31, 2008.  The fair value of our reporting units for goodwill impairment testing were determined using valuation techniques  based on estimates, judgments and assumptions we believe were appropriate under the circumstances.  The sum of the fair values of the reporting units were evaluated based on our market capitalization determined using average share prices within a reasonable period of time near December 31, 2008, plus an estimated control premium plus the fair value of our debt obligations.  The decrease in the market multiples and our market capitalization resulted in a decline in the fair value of our reporting units as of December 31, 2008.  Accordingly, we recorded a pre-tax impairment charge related to goodwill and intangible assets of approximately $390.0 million for the year ended December 31, 2008.  We also performed our annual testing of impairment of goodwill for the years ended December 31, 2009 and 2010. There was no impairment recorded in 2009 or 2010. As of December 31, 2010, the remaining balances of goodwill and intangible assets were $994.5 million and $390.5 million, respectively.

We have a significant backlog that may be deferred or may not entirely be realized.

As of December 31, 2010, we had approximately $3.1 billion of backlog. Given the nature of our industry and customers, there is a risk that orders forming part of our backlog may be cancelled or deferred due to economic conditions or fluctuations in our customers’ business needs, purchasing budgets or inventory management practices. For example, at December 31, 2008, while no major retrofit programs were cancelled, several large retrofit programs that were scheduled for delivery in 2009 were deferred until 2010 and 2011, which negatively impacted our revenues and profits for 2009. Failure to realize sales from our existing or future backlog would negatively impact our financial results.

We have significant financial and operating restrictions in our debt instruments that may have an adverse effect on our operations.

The credit agreement governing our senior bank borrowings and the indentures governing our senior notes contain numerous financial, operating and/or negative covenants that limit our ability to incur additional or repay existing indebtedness, to create liens or other encumbrances, to make certain payments and investments, including dividend payments, to engage in transactions with affiliates, to engage in sale/leaseback transactions, to guarantee indebtedness and to sell or otherwise dispose of assets and merge or consolidate with other entities. Agreements governing future indebtedness could also contain significant financial and operating restrictions. A failure to comply with the obligations contained in any current or future agreement governing our indebtedness could result in an event of default under our current or any future bank credit facility, our current or any future indenture or agreements governing our debt securities, which could permit acceleration of the related debt and acceleration of debt under other instruments that may contain cross-acceleration or cross-default provisions. We may not have, or may not be able to obtain, sufficient funds to make any required accelerated payments.

We compete with a number of established companies, some of which have significantly greater financial, technological and marketing resources than we do, and we may not be able to compete effectively with these companies.

We compete with numerous established companies. Some of these companies have significantly greater financial, technological and marketing resources than we do. Our ability to be a successful competitor depends on our success in causing our products and the new products we may develop to be selected for installation in new aircraft, including next-generation aircraft, and in avoiding product obsolescence. It will also depend on our ability to remain the supplier of retrofit and refurbishment products and spare parts on the commercial fleets on which our products are currently in service. Developing and maintaining a competitive advantage may require continued investment in product development, engineering, supply-chain management and sales and marketing, and we may not have enough resources to make such investments, which could negatively impact our results of operations and financial condition.

We incur risk associated with new programs.

New programs with new technologies typically carry risks associated with design changes, development of new production tools, increased capital and funding commitments, ability to meet customer specifications, delivery schedules and unique contractual requirements, supplier performance, ability of the customer to meet its contractual obligations to us, and our ability to accurately estimate costs associated with such programs.  In addition, any new program may not generate sufficient demand or may experience technological problems or significant delays in regulatory or other certification or manufacturing and delivery schedules.  If we were unable to perform our obligations under new programs to the customer’s satisfaction, if we were unable to manufacture products at our estimated costs, or if a new program in which we had made a significant investment was terminated or experienced weak demand, certification or other delays or technological problems, our business, financial condition and results of operations could be materially adversely affected.

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

Our restated certificate of incorporation and by-laws contain provisions that may have the effect of discouraging a third party from making an acquisition of us by means of a tender offer, proxy contest or otherwise. Our restated certificate of incorporation and by-laws:

●	classify the board of directors into three classes, with directors of each class serving for a staggered three-year period;

●
provide that directors may be removed only for cause and only upon the approval of the holders of at least two-thirds of the voting power of our shares entitled to vote generally in the election of such directors;

●
require at least two-thirds of the voting power of our shares entitled to vote generally in the election of directors to alter, amend or repeal the provisions relating to the classified board and removal of directors described above;

●	permit the board of directors to fill vacancies and newly created directorships on the board;

●	restrict the ability of stockholders to call special meetings; and

●	contain advance notice requirements for stockholder proposals.

 Stockholders may not receive cash dividends on our shares of common stock.

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

If the price of our common stock fluctuates significantly, stockholders could incur substantial losses of any investment in our common stock.

The price of our common stock is subject to sudden and material increases and decreases, and decreases could adversely affect investments in our common stock.  For example from January 1, 2010 through December 31, 2010, the sale price of our common stock increased from $22.09 to $38.94.  The price of our common stock could fluctuate widely in response to:

●	our quarterly operating results;

●	changes in earnings estimates by securities analysts;

●	changes in our business;

●	changes in the market’s perception of our business;

●	changes in the businesses, earnings estimates or market perceptions of our competitors or customers;

●	changes in airline industry or business jet industry conditions;

●	delays in new aircraft certification, production or order rates;

●	changes in our key personnel;

●	changes in general market or economic conditions; and

●	changes in the legislative or regulatory environment.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

As of December 31, 2010, we had 29 principal operating facilities and one administrative facility, which comprised an aggregate of approximately 3.5 million square feet of space.  The following table describes the principal facilities and indicates the location, function, approximate size, and ownership status of each location.

Segment	Location	Purpose	Facility Size (Sq. Feet)	Ownership

Consumables Management	Miami, Florida	Distribution	437,700	Leased
	Hamburg, Germany	Distribution	80,000	Leased
	Stratford, Connecticut	Distribution	67,000	Leased
	Carson, California	Distribution	56,500	Leased
	Rochford, UK	Distribution	48,000	Leased
	Earth City, Missouri	Distribution	47,000	Leased
	Chandler, Arizona	Distribution	47,400	Leased
	Wichita, Kansas	Distribution	49,000	Leased
Commercial Aircraft	Winston-Salem, North Carolina	Manufacturing	358,700	Leased
	Kilkeel, Ireland	Manufacturing	176,000	Leased/Owned
	Marysville, Washington	Manufacturing	142,500	Leased
	Lenexa, Kansas	Manufacturing	130,000	Leased
	Leighton Buzzard, England	Manufacturing	418,000	Owned
	Batangas, Philippines	Manufacturing	159,300	Leased
	Anaheim, California	Manufacturing	108,900	Leased
	Lubeck, Germany	Manufacturing	91,200	Leased
	Westminster, California	Manufacturing	85,000	Leased
	Compton, California	Manufacturing	63,400	Leased
	Nieuwegein, the Netherlands	Manufacturing	60,000	Leased
	Hampton, New Hampshire	Manufacturing	49,600	Leased
	Mountainhome, Pennsylvania	Manufacturing	75,000	Owned
	Hanover Park, Illinois	Manufacturing	60,000	Leased
	Hawthorne, California	Manufacturing	52,100	Leased
	Simpsonville, South Carolina	Manufacturing	100,000	Owned
Business Jet	Miami, Florida	Manufacturing	142,000	Leased
	Holbrook, New York	Manufacturing	28,000	Leased
	Fenwick, West Virginia	Manufacturing	148,800	Owned
	Nogales, Mexico	Manufacturing	62,400	Leased
	Tucson, Arizona	Manufacturing	106,000	Leased
Corporate	Wellington, Florida	Administrative	28,700	Leased/Owned

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

ITEM 4.  [REMOVED AND RESERVED.]

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the NASDAQ Global Select Market under the symbol "BEAV.”  The following table sets forth, for the periods indicated, the range of high and low per share sales prices for the common stock as reported by NASDAQ.

	Fiscal Year Ended December 31,
	(Amounts in Dollars)
	2010		2009
	High	Low	High	Low
First Quarter	$31.18	$22.09	$11.48	$6.32
Second Quarter	31.30	23.65	17.67	8.10
Third Quarter	32.25	24.26	21.05	11.55
Fourth Quarter	38.94	30.14	24.29	17.47

On February 22, 2011, the last reported sale price of our common stock as reported by NASDAQ was $35.11 per share.  As of such date, based on information provided to us by Computershare, our transfer agent, we had approximately 1,592 registered holders, and because many of these shares are held by brokers and other institutions on behalf of the beneficial holders, we are unable to estimate the number of beneficial shareholders represented by these holders of record.

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

The following line graph compares the annual percentage change in the Company’s cumulative total shareholder return on our common stock relative to the cumulative total returns of the NASDAQ Composite index, the Dow Jones US Airlines index and the Dow Jones US Aerospace & Defense index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in the Company's common stock and in each of the indexes on 12/31/2005 and its relative performance is tracked through 12/31/2010.

During the twelve-month period ended December 31, 2010 we repurchased 197,343 shares of our common stock from employees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting of restricted stock grants. 3,810, 1,564, 46,944 and 145,025 of these shares were repurchased in the first, second, third and fourth quarters of 2010, respectively. These shares were not part of a publicly announced program to purchase common shares.

ITEM 6.  SELECTED FINANCIAL DATA
(In millions, except per share data)

The financial data for each of the years in the five year period ended December 31, 2010 have been derived from financial statements that have been audited by our independent registered public accounting firm. The following financial information is qualified by reference to, and should be read in conjunction with, Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our historical financial statements, including notes thereto, which are included in Item 15 of this Form 10-K.  Our historical results are not necessarily indicative of our future results.

	Fiscal Year Ended December 31,
	2010	2009	2008	2007	2006
Statements of Earnings (Loss) Data:
Revenues	$1,984.2	$1,937.7	$2,110.0	$1,677.7	$1,128.2
Cost of sales	1,263.7	1,268.5	1,386.5	1,107.6	731.7
Selling, general and administrative(1)	291.7	270.5	238.3	195.2	159.6
Research, development and engineering	112.8	102.6	131.4	127.9	88.6
Asset impairment charge (2)	--	--	390.0	--	--
Operating earnings (loss)	316.0	296.1	(36.2)	247.0	148.3
Operating margin	15.9%	15.3%	(1.7%)	14.7%	13.1%
Interest expense, net	92.2	88.4	48.0	20.9	38.9
Write-off of debt issuance costs(1)	12.4	3.1	3.6	11.0	19.4
Earnings (loss) before income taxes	211.4	204.6	(87.8)	215.1	90.0
Income taxes	68.1	62.6	11.6	67.8	4.4
Net earnings (loss)	$143.3	$142.0	$(99.4)	$147.3	$85.6

Basic net earnings (loss) per share:
Net earnings (loss)	$1.44	$1.44	$(1.05)	$1.67	$1.11
Weighted average common shares	99.7	98.5	94.3	88.1	77.1

Diluted net earnings (loss) per share:
Net earnings (loss)	$1.42	$1.43	$(1.05)	$1.66	$1.10
Weighted average common shares	100.9	99.3	94.3	88.8	78.0

Balance Sheet Data (end of period):
Working capital	$1,355.6	$1,286.9	$1,173.7	$711.6	$456.0
Goodwill, intangible and other assets, net	1,436.3	1,087.9	1,081.7	635.6	636.2
Total assets	3,418.0	2,840.1	2,930.1	1,772.0	1,497.7
Long-term debt, net of current maturities	1,245.1	1,018.5	1,117.2	150.3	502.0
Stockholders' equity	1,604.0	1,447.5	1,266.5	1,258.1	706.0
Other Data:
Depreciation and amortization	$52.4	$49.5	$40.7	$35.0	$29.4

(1) During the year ended December 31, 2010 we acquired TSI and Satair and we incurred acquisition and severance related costs of $9.2.  During 2010, we also prepaid our bank credit facility and replaced it with a $750.0 revolving line of credit and incurred $12.4 of debt prepayment costs.

(2)  During the year ended December 31, 2008, in accordance with ASC 350 we performed our annual testing of impairment of goodwill.  Adverse equity market conditions caused a decrease in market multiples at December 31, 2008.  The fair value of our reporting units for goodwill impairment testing were determined using valuation techniques based on estimates, judgments and assumptions we believe were appropriate under the circumstances.  The sum of the fair values of the reporting units were evaluated based on our market capitalization determined using average share prices within a reasonable period of time near December 31, 2008 plus an estimated control premium plus the fair value of our debt obligations.  The decrease in the market multiples and our market capitalization resulted in a decline in the fair value of our reporting units as of December 31, 2008.  Accordingly, we recorded a pre-tax impairment charge related to goodwill and intangible assets of approximately $390.0.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions, except per share data)

OVERVIEW

Based on our experience in the industry, we believe we are the world’s largest manufacturer of cabin interior products for commercial aircraft and business jets and the leading aftermarket distributor and value added service provider of aerospace fasteners and other consumables products. We sell our manufactured products directly to virtually all of the world’s major airlines and aerospace manufacturers.  In addition, based on our experience, we believe that we have achieved leading global market positions in each of our major product categories, which include:

●	a broad line of aerospace fasteners, consisting of over 300,000 SKUs, serving the aerospace commercial aircraft, business jet and military and defense industries;

●	commercial aircraft seats, including an extensive line of super first class, first class, business class, tourist class and regional aircraft seats;

●
a full line of aircraft food and beverage preparation and storage equipment, including coffeemakers, water boilers, beverage containers, refrigerators, freezers, chillers and a line of ovens that includes microwave, high heat convection and steam ovens;

●	both chemical and gaseous aircraft oxygen delivery, distribution and storage systems, protective breathing equipment and a broad range of lighting products; and

●
business jet and general aviation interior products, including an extensive line of executive aircraft seats, direct and indirect overhead lighting systems, oxygen delivery systems, air valve systems, and high-end furniture and cabinetry.

We also design, engineer and manufacture customized fully integrated thermal and power management solutions for participants in the defense industry, aerospace OEMs and the airlines.  In addition, we provide comprehensive aircraft cabin interior reconfiguration services.

We generally derive our revenues from refurbishment or upgrade programs for the existing worldwide fleets of commercial and general aviation aircraft and from the sale of our cabin interior equipment for new aircraft deliveries as well as consumable products for both the new build market and the aftermarket. For the 2010, 2009 and 2008 fiscal years, approximately 55%, 50% and 56% of our revenues, respectively, were derived from the aftermarket, with the remaining portions attributable to the sale of cabin interior equipment associated with new aircraft deliveries. We believe our large installed base of products, estimated to be approximately $7.9 billion as of December 31, 2010 (valued at replacement market prices), gives us a significant advantage over our competitors in obtaining orders both for spare parts and for refurbishment programs, principally due to the tendency of the airlines to purchase equipment for such programs from the incumbent supplier.  Approximately 46% of our backlog is expected to be delivered over the next twelve months and approximately 24% is expected to be delivered over the following twelve month period.

We conduct our operations through strategic business units that have been aggregated under three reportable segments: consumables management, commercial aircraft and business jet.

Revenues by reportable segment for the years ended December 31, 2010, 2009 and 2008 were as follows:

	Fiscal Year Ended December 31,
	2010		2009		2008
		% of		% of		% of
	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues

Consumables management	$772.9	38.9%	$798.1	41.2%	$697.3	33.0%
Commercial aircraft	997.5	50.3%	911.3	47.0%	1,138.7	54.0%
Business jet	213.8	10.8%	228.3	11.8%	274.0	13.0%
Total revenues	$1,984.2	100.0%	$1,937.7	100.0%	$2,110.0	100.0%

Substantially all of our sales and purchases are based in U.S. dollars, which is consistent with the industry. Revenues by domestic and foreign operations for the years ended December 31, 2010, 2009 and 2008 were as follows:

	Fiscal Year Ended December 31,
	2010	2009	2008
Domestic	$1,422.6	$1,399.5	$1,428.8
Foreign	561.6	538.2	681.2
Total revenues	$1,984.2	$1,937.7	$2,110.0

Revenues by geographic segment (based on destination) for the years ended December 31, 2010, 2009 and 2008 were as follows:

	Fiscal Year Ended December 31,
	2010		2009		2008
		% of		% of		% of
	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues

U.S.	$1,005.6	50.7%	$943.3	48.7%	$994.4	47.1%
Europe	495.1	25.0%	449.3	23.2%	508.9	24.1%
Asia, Pacific Rim,
Middle East and other	483.5	24.3%	545.1	28.1%	606.7	28.8%
Total revenues	$1,984.2	100.0%	$1,937.7	100.0%	$2,110.0	100.0%

Between 1989 and 2006, we substantially expanded the size, scope and nature of our business through 24 acquisitions for an aggregate purchase price of approximately $1,200.0.

During the third quarter of 2008, we acquired Honeywell’s Consumable Solutions (“HCS”) distribution business, for the aggregate purchase price of approximately $1,000.0.  The HCS business distributed consumables parts and supplies to aviation industry manufacturers, airlines and aircraft repair and overhaul facilities.  The combination of HCS with our consumables management segment positioned us as the leading global distributor and value-added provider of aerospace fasteners and other consumable products.  The combined business serves as a distributor for every major aerospace fastener manufacturer in the world. The combination of HCS with our existing distribution business created the world’s leading distributor of aerospace fasteners and consumables thereby allowing us to alter our business mix, such that approximately one-half of our business is related to the sale of consumables products and commercial aircraft spares.

On October 26, 2010, we acquired TSI Group (“TSI”) for approximately $310.0 in cash.  TSI is a market leader in the design, engineering and manufacturing of customized, fully integrated, thermal management solutions that address complex power management requirements of a broad range of customers in the aerospace and defense industries.  On October 27, 2010, we acquired the aerospace fastener distribution business of Satair A/S (“Satair”) a distributor of consumables to European and Asia Pacific aerospace manufacturers and their suppliers, for approximately $162.0 in cash.

New product development is a strategic initiative for us. Our customers regularly request that we engage in new product development and enhancement activities. We believe that these activities protect and enhance our leadership position. We believe our investments in research and development over the past several years have been the driving force behind our ongoing market share gains.  Research, development and engineering spending was approximately 5.7% of sales during 2010 and is expected to remain at approximately the same percentage of sales for the next several years.

We also believe in providing our businesses with the tools required to remain competitive. In that regard, we have invested, and will continue to invest in, property and equipment that enhances our productivity. Taking into consideration recent program awards to deliver multi-year programs for the Airbus A350, our targeted capacity utilization levels, recent acquisitions and current industry conditions, we expect that capital expenditures will be approximately $85-$90 million over the next twelve months.

RESULTS OF OPERATIONS

Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009

Revenues for the year ended December 31, 2010 were $1,984.2, an increase of 2.4% as compared to 2009.

Revenues for each of our segments are set forth in the following table:

	Fiscal Year Ended December 31,
				Percent
	2010	2009	Change	Change
Consumables management	$772.9	$798.1	$(25.2)	-3.2%
Commercial aircraft	997.5	911.3	86.2	9.5%
Business jet	213.8	228.3	(14.5)	-6.4%
Total sales	$1,984.2	$1,937.7	$46.5	2.4%

Consumables management segment (“CMS”) 2010 revenues declined by $25.2, or 3.2% as compared with 2009, primarily as a result of a 14.1% decrease in new business jet deliveries, deferred maintenance and inventory destocking by the airlines and in particular, lower revenues in the first quarter of 2010 as compared with the first quarter of 2009. Commercial aircraft segment (“CAS”) 2010 revenues of $997.5 increased 9.5% as compared with 2009, primarily a result of an improved revenue mix, including a double digit increase in spares revenues. Business jet segment (“BJS”) 2010 revenues of $213.8 decreased by $14.5 or 6.4%, primarily as a result of timing of super first class retrofit programs and lower levels of business jet deliveries in 2010.

Cost of sales for 2010 of $1,263.7 decreased by $4.8, compared with $1,268.5 cost of sales in the prior year primarily due to an improved product mix, including a double digit increase in spares revenues, global sourcing initiatives of approximately $24.0 and ongoing operational efficiency initiatives of approximately $7.0. Cost of sales as a percentage of revenues was 63.7% in 2010 and 65.5% in 2009.

Selling, general and administrative (“SG&A”) expenses for 2010 were $291.7, or 14.7% of revenues, as compared with $270.5, or 14.0% of revenues in 2009.  SG&A expense increased in 2010 as compared with 2009 primarily as a result of $9.2 of acquisition and severance related costs and a $13.9 increase in commission expense.

Research, development and engineering expenses for 2010 were $112.8, or 5.7% of sales, as compared to $102.6, or 5.3% of sales in 2009, and reflect the higher level of spending associated with customer specific engineering activities. 2010 research, development and engineering expenses include new product development activities and certification efforts related to a number of new products including among others, our new Pinnacle® platform seating product, our new light weight vacuum waste water management systems, trash compactors, and LED lighting systems. The 40 basis point increase in research, development and engineering expenses as a percentage of sales is due primarily to the higher level of new product development activities in our commercial aircraft segment. During 2010, we applied for 97 U.S. and foreign patents as compared with 108 during 2009.

Operating earnings were $316.0 in 2010, compared with operating earnings of $296.1 in 2009. Operating margin in 2010 of 15.9% expanded 60 basis points.

The following is a summary of operating earnings performance by segment:

	Fiscal Year Ended December 31,
				Percent
	2010	2009	Change	Change
Consumables management	$153.2	$151.0	$2.2	1.5%
Commercial aircraft	148.7	121.0	27.7	22.9%
Business jet	14.1	24.1	(10.0)	-41.5%
Total operating earnings	$316.0	$296.1	$19.9	6.7%

For the year ended December 31, 2010, CMS revenues of $772.9 declined 3.2% as compared with the prior year, primarily as a result of a 14.1% decrease in new business jet deliveries, deferred maintenance and inventory destocking by the airlines and in particular, lower revenues in the first quarter of 2010 as compared with the first quarter of 2009.  CMS operating earnings and operating margin of $153.2 and 19.8%, respectively, increased by 1.5% and 90 basis points, respectively, as compared with 2009. CMS 2010 operating results include $4.4 of acquisition and severance related costs.  The Satair acquisition was completed on October 27, 2010.

CAS 2010 revenues of $997.5 increased 9.5% as compared with 2009.  2010 operating earnings and operating margin were $148.7 and 14.9%, respectively and increased by $27.7 or 22.9% as compared with 2009.  The increase in 2010 operating earnings was primarily due to the higher sales level, an improved mix of products, including a double digit increase in spares revenue and global sourcing initiatives of approximately $18.0. CAS 2010 operating results include $4.8 of acquisition and severance related costs. The TSI acquisition was completed on October 26, 2010.

BJS 2010 revenues of $213.8 decreased 6.4% and operating earnings of $14.1 decreased $10.0 or 41.5% as compared with 2009, primarily as a result of lower revenues and an unfavorable revenue mix in the current year period.

During 2010 we issued $650.0 of 6 7/8% senior unsecured notes (the “6.875% Notes”) and used the proceeds, together with cash on hand to acquire TSI and Satair for approximately $472.0.  Following these acquisitions, we prepaid the remaining balance of our existing bank term loan of approximately $343.0 and replaced our existing revolving credit facility with a new $750.0 revolving credit facility (the “Revolving Credit Facility”). The Revolving Credit Facility bears interest at LIBOR (as defined) plus 250 basis points, which is 295 basis points lower than the former bank credit facility.  We incurred $12.4 of debt prepayment costs during 2010 as compared with $3.1 in 2009. Net interest expense for 2010 of $92.2 was $3.8 higher than the net interest expense in 2009, primarily due to the increase in long-term debt associated with the financing and acquisitions discussed above.

2010 earnings before income taxes were $211.4, as compared to earnings before income taxes of $204.6 in 2009.

Income taxes during 2010 and 2009 were $68.1, or 32.2% and $62.6 or 30.6% of earnings before income taxes, respectively. Our effective tax rate in 2010 increased as compared with 2009 primarily due to various tax initiatives completed in 2009.

2010 net earnings and net earnings per diluted share were $143.3 and $1.42, respectively, as compared to 2009 net earnings and net earnings per diluted share of $142.0 and $1.43, respectively, for the reasons described above.

Consolidated pro forma revenues, net earnings, and diluted net earnings per share giving effect to the TSI and Satair acquisitions as if they had occurred on January 1, 2009 were $2,171.9, $147.2 and $1.46, and $2,182.2, $142.2 and $1.43, for the years ended December 30, 2010 and 2009, respectively.

Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008

In order to present our financial results on a more comparable basis, certain information in the following discussion and analysis is presented after giving effect to the HCS acquisition.  Amounts presented on a “pro forma” basis have been calculated as if the HCS acquisition had occurred on January 1, 2008.

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

Consumables management segment revenues increased by $100.8, or 14.5% as compared with the prior year.    The higher level of revenues at the consumables management segment were the result of the acquisition of HCS in July of 2008. On a pro forma basis, 2009 consumables management segment revenues decreased by $245.0, or 23.5% as compared with 2008. The decline in consumables management segment revenues reflects reduced activity at airline and MRO maintenance facilities, reduced aircraft capacity, a decrease in revenue passenger miles flown, and substantially reduced activity at business jet manufacturers. 2009 commercial aircraft segment revenues of $911.3 declined 20.0% as compared with the prior year, reflecting retrofit program push outs, reduced activity at airlines and MRO maintenance facilities, reduced aircraft capacity and a lower level of revenue passenger miles flown. 2009 business jet segment revenues of $228.3 decreased by $45.7, or 16.7% reflecting reduced demand for new business jets as a result of the economic downturn.

Cost of sales for the current period of $1,268.5 decreased by $118.0, or 8.5% compared with $1,386.5 cost of sales in the prior year primarily due to a decrease in revenues of $172.3, or 8.2%. Cost of sales as a percentage of revenues was 65.5% in 2009 and 65.7% in 2008.

Selling, general and administrative expenses for 2009 were $270.5, or 14.0% of revenues, as compared with $238.3, or 11.3% of revenues in 2008.  SG&A expense increased in 2009 as compared with 2008 primarily as a result of including HCS for full year 2009, which in 2008 was included only for the period subsequent to July 28, 2008, a $14.4 favorable foreign exchange effect in 2008 as compared with a $9.1 cost during 2009, a $10.1 increase in acquisition, integration and transition costs (“AIT”) related to the HCS acquisition, offset by our cost reduction initiatives, including an approximate 24% reduction in headcount as compared with our headcount at June 30, 2008.

Research, development and engineering expenses for 2009 were $102.6, or 5.3% of sales, as compared to $131.4, or 6.2% of sales in 2008, and reflect the lower level of spending associated with customer specific engineering activities.   2009 research, development and engineering expenses include new product development activities and certification efforts related to a number of new products.  The 90 basis point decline in research, development and engineering expenses as a percentage of sales is due to the change in business mix as a result of the HCS acquisition.  During 2009, we applied for 108 U.S. and foreign patents as compared with 98 during 2008.

Operating earnings were $296.1 in 2009, compared with an operating loss of $36.2 in 2008. On a pro forma basis, and excluding the $390.0 goodwill and asset impairment charges, operating earnings for 2009 decreased by $97.7 or 24.8% as a result of the 21.1% decrease in revenues, a $10.1 increase in AIT costs and $23.5 of net unfavorable impact from foreign exchange.

The following is a summary of operating earnings performance by segment:

	As Reported				Proforma and Excluding Asset Impairment Charges
	Fiscal Year Ended December 31,				Fiscal Year Ended December 31,
				Percent				Percent
	2009	2008	Change	Change	2009	2008	Change	Change
Consumables management	$151.0	$(151.7)	$302.7	-199.5%	$151.0	$198.5	$(47.5)	-23.9%
Commercial aircraft	121.0	78.2	42.8	54.7%	121.0	158.0	(37.0)	-23.4%
Business jet	24.1	37.3	(13.2)	-35.4%	24.1	37.3	(13.2)	-35.4%
Total operating earnings (loss)	$296.1	$(36.2)	$332.3	-918.0%	$296.1	$393.8	$(97.7)	-24.8%

Consumables management segment operating earnings were $151.0 in 2009.  Consumables management segment operating loss of $151.7 in 2008 reflects $310.2 of goodwill and intangible asset impairment charges.  Exclusive of these charges, 2008 operating earnings would have been $158.5. On a pro forma basis and excluding the goodwill and intangible asset impairment charges, operating earnings decreased by $47.5, or 23.9% on the 23.5% decrease in revenues.

Commercial aircraft segment 2009 operating earnings were $121.0, or 13.3% of revenues.  2008 operating earnings of $78.2, included $79.8 of goodwill and intangible asset impairment charges.  Exclusive of these charges, 2008 operating earnings would have been $158.0.  Excluding the impact of goodwill and intangible asset impairment charges in 2008, commercial aircraft segment 2009 operating earnings decreased by $37.0, or 23.4% on the 20.0% decrease in revenues. The 60 basis point decrease in operating margin was primarily due to a $227.4, or 20.0% decrease in revenues and approximately $9.0 of unfavorable foreign exchange effects in 2009 as compared with $16.6 of favorable foreign exchange effects in 2008, offset by successful cost reduction initiatives, improved manufacturing efficiencies and an overall improved mix of product revenue in 2009.

Business jet segment 2009 operating earnings of $24.1 decreased by $13.2, or 35.4%, as compared with the prior year, reflecting the 16.7% decrease in revenues, an unfavorable mix of product revenue and the negative impact of reduced operating leverage in the current period.

Net interest expense for 2009 of $88.4 was $40.4 higher than the net interest expense in 2008, primarily due to the increase in long-term debt associated with the July 2008 HCS acquisition.  We incurred debt prepayment costs of $3.1 in 2009 related to a $100.0 prepayment of long-term debt; we incurred debt prepayment costs of $3.6 in 2008 related to the termination of the bank credit facilities existing at the time of the HCS acquisition.

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

LIQUIDITY AND CAPITAL RESOURCES

Current Financial Condition

Current Financial Condition

As of December 31, 2010, our net debt-to-net-capital ratio was 42.1%.  Net debt was $1,166.9, which represented total debt of $1,245.6 less cash and cash equivalents of $78.7. At December 31, 2010, net capital  (total debt plus total stockholders’ equity less cash and cash equivalents) was $2,770.9.  As of December 31, 2010, long-term debt consisted of $644.3 of the Company’s 6.875% Notes (net of original issue discount) due 2020 and $600.0 aggregate principal amount of the Company’s 8.5% Senior Unsecured Notes due 2018 (the “8.5% Notes”).  At December 31, 2010 there were no amounts outstanding under the Revolving Credit Facility.  Cash on hand at December 31, 2010 decreased by $41.4 as compared with cash on hand at December 31, 2009 as a result of our issuance of the 6.875% Notes and cash flows from operating activities less cash used for acquisitions of $472.0, debt prepayments of $418.9 and capital expenditures of $68.9. Our liquidity requirements consist of working capital needs, ongoing capital expenditures and payments of interest and principal on our indebtedness. Our primary requirements for working capital are directly related to the level of our operations.

Working capital as of December 31, 2010 was $1,355.6, an increase of $68.7 as compared with working capital at December 31, 2009. As of December 31, 2010, total current assets increased by $186.9 and total current liabilities increased by $118.2. The increase in current assets related to a $62.9 increase in accounts receivable, offset by the $41.4 decrease in cash as described above.  Inventories increased by $124.6 primarily as a result of the Satair and TSI acquisitions. The increase in total current liabilities was primarily due to an increase in accounts payable of $27.0 and an increase of $90.9 in accrued liabilities. Accounts payable were higher at December 31, 2010 primarily due to the recent acquisitions.  Accrued liabilities increased at December 31, 2010 as compared with December 31, 2009 primarily due to higher levels of accrued interest ($32.5), accrued compensation expense ($13.9), deferred revenues ($11.3) and accrued warranties ($11.4).

Cash Flows

As of December 31, 2010, cash and cash equivalents were $78.7 as compared to $120.1 at December 31, 2009.  Cash provided by operating activities was $295.8 for the year ended December 31, 2010 as compared to $82.3 for the year ended December 31, 2009. The primary sources of cash provided by operating activities during 2010 were net earnings of $143.3, depreciation and amortization of $52.4, non-cash compensation of $30.6, debt prepayment costs of $12.4, and a deferred income tax provision of $45.3. The primary use of cash in operating activities during the year ended December 31, 2010 was related to a $35.7 net increase in inventories, a $34.2 increase in accounts receivable and $10.4 of tax benefits realized from the prior exercises of employee stock options. The primary sources of cash provided by operating activities during 2009 were net earnings of $142.0, a $55.2 decrease in accounts receivable, a $16.5 decrease in other current assets and other assets and a deferred income tax provision of $45.3, along with depreciation and amortization of $49.5 and non-cash compensation of $24.1. The primary uses of cash in operating activities during the year ended December 31, 2009 was related to a decrease of $181.5 in accounts payable and accrued liabilities and a $73.1 net increase in inventories, which was principally related to our initiative to bring the HCS inventories in-line with our consumables management segment stocking distributor business model (which was completed in the first half of 2009).

The primary uses of cash in investing activities during the year ended December 31, 2010 was related to the TSI and Satair acquisitions of $470.8 and capital expenditures of $68.9. The primary use of cash in investing activities during the year ended December 31, 2009 was related to capital expenditures of $28.4.

During 2010, we prepaid $418.9 of our term loan facility from proceeds from our 6.875% Notes, less funds expended on acquisitions, plus cash provided by operating activities. During 2009, we prepaid $100.0 of our term loan facility from cash provided by operating activities.

Capital Spending

Our capital expenditures were $68.9 and $28.4 during the years ended December 31, 2010 and 2009, respectively.  Taking into consideration our backlog, targeted capacity utilization levels, recent capital expenditure investments, the TSI and Satair acquisitions and current industry conditions, we anticipate capital expenditures of approximately $85-$90 for the next twelve months.  We have no material commitments for capital expenditures. We have, in the past, generally funded our capital expenditures from cash from operations and funds available to us under bank credit facilities. We expect to fund future capital expenditures from cash on hand, from operations and from funds available to us under our senior secured credit facility.

Between 1989 and 2009, we completed 25 acquisitions for an aggregate purchase price of approximately $2.2 billion.  Following these acquisitions, we rationalized the businesses, reduced headcount by approximately 5,500 employees and eliminated 26 facilities. During October 2010 we acquired TSI and Satair for an aggregate purchase price of approximately $472 million. We have financed our acquisitions primarily through issuances of debt and equity securities; the TSI and Satair acquisitions were funded with the proceeds from the 6.875% Notes.

Outstanding Debt and Other Financing Arrangements

Long-term debt at December 31, 2010 consisted of $644.3 of the Company’s 6.875% Notes (net of original issue discount) due 2020 and $600.0 aggregate principal amount of the 8.5% Notes due 2018. There were no amounts outstanding under the Revolving Credit Facility, due 2015.

On December 9, 2010, the Company entered into an Amended and Restated Credit Agreement (the “Credit Agreement”), which consists of a five-year, $750.0 million, senior secured revolving credit facility.  The Credit Agreement also provides an option for the Company to request additional incremental revolving credit borrowing capacity and incremental term loans, in each case upon the satisfaction of certain customary terms and conditions.

The Company's obligations under the Credit Agreement are secured by liens on substantially all of the Company's domestic assets, including a pledge of a portion of the capital stock of certain foreign subsidiaries owned directly by the Company.  Amounts borrowed and outstanding under the Credit Agreement will, in certain circumstances, be required to be prepaid with the proceeds from certain asset sales, subject to certain thresholds and reinvestment rights.  Unless terminated earlier, the Revolving Credit Facility will mature on December 9, 2015.

The Credit Agreement contains an interest coverage ratio financial covenant (as defined in the Credit Agreement) that must be maintained at a level greater than 2.25 to 1. The Credit Agreement also contains a total leverage ratio covenant (as defined in the Credit Agreement) which limits net debt to a 4.25 to 1 multiple of EBITDA (as defined in the Credit Agreement). The Credit Agreement is collateralized by substantially all of the Company’s assets and contains customary affirmative covenants, negative covenants, restrictions on the payment of dividends, and conditions precedent for borrowings, all of which were met as of December 31, 2010.  The Company was in compliance with all of the covenants in the Credit Agreement as of December 31, 2010.

Contractual Obligations

The following charts reflect our contractual obligations and commercial commitments as of December 31, 2010. Commercial commitments include lines of credit, guarantees and other potential cash outflows resulting from a contingent event that requires performance by us or our subsidiaries pursuant to a funding commitment.

Contractual Obligations	2011	2012	2013	2014	2015	Thereafter	Total
Long-term debt and other non-current liabilities (1)	$0.5	$1.1	$0.8	$0.7	$0.9	$1,257.1	$1,261.1
Operating leases	24.2	22.2	20.0	18.6	17.9	59.4	162.3
Purchase obligations (2)	23.3	7.8	5.0	2.0	1.5	1.1	40.7
Future interest payment on outstanding debt (3)	71.2	99.3	99.3	99.3	97.9	350.9	817.9
Total	$119.2	$130.4	$125.1	$120.6	$118.2	$1,668.5	$2,282.0

Commercial Commitments
Letters of Credit	$4.9	--	--	--	--	--	$4.9

(1)
Our liability for unrecognized tax benefits of $18.9 at December 31, 2010 has been omitted from the above table because we cannot determine with certainty when this liability will be settled.  It is reasonably possible that the amount of liability for unrecognized tax benefits will change in the next twelve months; however, we do not expect the change to have a material impact on our consolidated financial statements.

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

(3)
Interest payments include estimated interest payments due on the 6.875% Notes and the 8.5% Notes based on the stated rate of 6.875% and 8.5%, respectively.  Actual interest payments on our obligations under the Revolving Credit Facility will fluctuate based on LIBOR or prime pursuant to the terms of the senior secured credit facility.

We believe that our cash flows, together with cash on hand and the availability under the Revolving Credit Facility, provide us with the ability to fund our operations, make planned capital expenditures and make scheduled debt service payments for at least the next twelve months. However, such cash flows are dependent upon our future operating performance, which, in turn, is subject to prevailing economic conditions and to financial, business and other factors, including the conditions of our markets, some of which are beyond our control. If, in the future, we cannot generate sufficient cash from operations to meet our debt service obligations, we will need to refinance such debt obligations, obtain additional financing or sell assets. We cannot assure you that our business will generate cash from operations, or that we will be able to obtain financing from other sources, sufficient to satisfy our debt service or other requirements.

Off-Balance-Sheet Arrangements

Lease Arrangements

We finance our use of certain equipment under committed lease arrangements provided by various financial institutions.  Since the terms of these arrangements meet the accounting definition of operating lease arrangements, the aggregate sum of future minimum lease payments is not reflected in our consolidated balance sheet.  Future minimum lease payments under these arrangements aggregated approximately $162.3 at December 31, 2010.

Indemnities, Commitments and Guarantees

During the normal course of business, we made certain indemnities, commitments and guarantees under which we may be required to make payments in relation to certain transactions. These indemnities include non-infringement of patents and intellectual property indemnities to our customers in connection with the delivery, design, manufacture and sale of our products, indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease, and indemnities to other parties to certain acquisition agreements. The duration of these indemnities, commitments and guarantees varies, and in certain cases, is indefinite. We believe that substantially all of our indemnities, commitments and guarantees provide for limitations on the maximum potential future payments we could be obligated to make. However, we are unable to estimate the maximum amount of liability related to our indemnities, commitments and guarantees because such liabilities are contingent upon the occurrence of events that are not reasonably determinable. Management believes that any liability for these indemnities, commitments and guarantees would not be material to our accompanying consolidated financial statements.

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

Revenues and costs under certain long-term contracts are recognized using contract accounting under the percentage-of-completion method in accordance with ASC 605-35, Construction – Type and Production – Type Contracts (“ASC 605-35”), with the majority of the contracts accounted for under the cost-to-cost method. Under the cost-to-cost method, the revenues related to the long-term contracts are recognized based on the ratio of actual costs incurred to total estimated costs to be incurred. The Company also uses the units-of-delivery method to account for certain of its contracts.  Under the units-of delivery method, revenues are recognized based on the contract price of units delivered.

The percentage-of-completion method requires the use of estimates of costs to complete long-term contracts. Due to the duration of these contracts as well as the technical nature of the products involved, the estimation of these costs requires management judgment in connection with assumptions and projections related to the outcome of future events.  Management’s assumptions include future labor performance and rates and projections relative to material and overhead costs, as well as the quantity and timing of product deliveries. The Company reevaluates its contract estimates periodically and reflects changes in estimates in the current period using the cumulative catch-up method. Revenues associated with any contractual claims are recognized when it is probable that the claim will result in additional contract revenue and the amount can be reasonably estimated. Anticipated losses on contracts are recognized in the period in which the losses become evident and determinable.

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

Long-Lived Assets and Goodwill

Goodwill, identifiable intangible assets, net and property and equipment, net were $994.5, $390.5, and $169.3 and $703.2, $337.4 and $114.3 at December 31, 2010 and 2009, respectively.  To conduct our global business operations and execute our strategy, we acquire tangible and intangible assets, which affect the amount of future period amortization expense and possible impairment expense that we may incur. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect our consolidated financial statements. In accordance with ASC 350, we assess potential impairment to goodwill of a reporting unit on an annual basis, or between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  In accordance with ASC 360, Property, Plant, and Equipment, we assess potential impairment to long-lived assets (property and equipment and amortized intangible assets) when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Our judgment regarding the existence of impairment indicators and future cash flows related to intangible assets is based on operational performance of our acquired businesses, expected changes in the global economy, aerospace industry projections, discount rates and other judgmental factors. Future events could cause us to conclude that impairment indicators exist and that goodwill or other acquired tangible or intangible assets associated with our acquired businesses are impaired. Any resulting impairment loss could have an adverse impact on our results of operations.  As of December 31, 2010 and 2009, the estimated fair value of each of the Company’s reporting units with goodwill balances and of each of the Company’s long-lived assets were substantially in excess of their carrying values.  There were no indicators of goodwill or intangible asset impairment at December 31, 2010 or 2009.

Accounting for Income Taxes

Significant management judgment is required in evaluating our tax positions and in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance of $14.4 as of December 31, 2010, due to uncertainties related to our ability to utilize our deferred tax assets, primarily consisting of our foreign net operating losses and foreign tax credit carryforwards. The valuation allowance is based on our estimates of taxable income by jurisdictions in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates, or we revise these estimates in future periods, we may need to adjust the valuation allowance which could materially impact our financial position and results of operations.

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

From time to time, we and our foreign subsidiaries may enter into foreign currency exchange contracts to manage risk on transactions conducted in foreign currencies. At December 31, 2010, we had no outstanding foreign currency exchange contracts. In addition, we have not entered into any other derivative financial instruments.

Interest Rates – As of December 31, 2010, we paid off our adjustable rate debt. We do not engage in transactions intended to hedge our exposure to changes in interest rates.

As of December 31, 2010, we maintained a portfolio of securities consisting mainly of taxable, interest-bearing deposits with weighted average maturities of less than three months. If short-term interest rates were to increase or decrease by 10%, we estimate interest income would increase or decrease by approximately $0.1.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this section is set forth beginning on page F-1 of this Form 10-K.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness, as of December 31, 2010, of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2010.

Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. Management excluded from its assessment the internal control over financial reporting at TSI and Satair, which were acquired on October 26, 2010 and October 27, 2010, respectively, and whose financial statements constitute 16.1% of total assets and 2.2% of revenues of the consolidated financial statement amounts as of and for the year ended December 31, 2010. In making the assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on its assessment, management believes that, as of December 31, 2010, the Company’s internal control over financial reporting is effective.

The registered public accounting firm that audited the financial statements included in this annual report has issued an attestation report on the Company’s internal control over financial reporting.

By:	/s/ Amin J. Khoury	By:	/s/ Thomas P. McCaffrey
	Amin J. Khoury		Thomas P. McCaffrey
	Chairman and Chief Executive Officer		Senior Vice President and Chief Financial Officer
	February 24, 2011		February 24, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
BE Aerospace, Inc.
Wellington, Florida

We have audited the internal control over financial reporting of BE Aerospace, Inc. and subsidiaries (the Company) as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  As described in Management’s Annual Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at TSI Group, Inc. (“TSI”) and Satair Hardware Group Limited (“Satair”), which were acquired on October 26, 2010 and October 27, 2010, respectively, and whose financial statements constitute 16.1% of total assets and 2.2% of revenue of the consolidated financial statement amounts as of and for the year ended December 31, 2010.  Accordingly, our audit did not include the internal control over financial reporting at TSI and Satair.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2010, of the Company and our report dated February 24, 2011, expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/  Deloitte & Touche LLP
Certified Public Accountants

Boca Raton, Florida
February 24, 2011

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information regarding our directors and executive officers as of February 24, 2011. Officers of the Company are elected annually by the Board of Directors.

Title	Age	Position

Amin J. Khoury	71	Chairman of the Board and Chief Executive Officer

Charles L. Chadwell	70	Director(2), (3)

Jim C. Cowart	59	Director(1), (3)

Richard G. Hamermesh	63	Director(1), (3)

Robert J. Khoury	68	Director

Jonathan M. Schofield	70	Director(2), (3)

Arthur E. Wegner	73	Director(1), (3)

Werner Lieberherr	50	President and Chief Operating Officer

Thomas P. McCaffrey	56	Senior Vice President, Chief Financial Officer

Sean Cromie	44	Vice President and General Manager, Commercial Aircraft Segment

Wayne R. Exton	47	Vice President and General Manager, Business Jet Segment

Richard M. Sharpe	55	Vice President and General Manager, Consumables Management Segment

Ryan M. Patch	50	Vice President - Law, General Counsel and Secretary

Stephen R. Swisher	52	Vice President - Finance and Controller

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

Current Directors

Amin J. Khoury has been the Chairman of the Board of Directors since July 1987 when he co-founded the company.  Effective December 31, 2005, Mr. Amin J. Khoury was appointed Chief Executive Officer.  Mr. Amin J. Khoury also served as the company’s Chief Executive Officer until April 1, 1996.  Since 1986, Mr. Amin J. Khoury has been a director of Synthes, Inc., the world’s leading manufacturer and marketer of orthopedic trauma implants and a leading global manufacturer and marketer of cranial-maxillofacial and spine implants.  Mr. Amin J. Khoury is the brother of Robert J. Khoury.

Charles L. Chadwell has been a Director since January 2007.  He was the Vice President and General Manager, Commercial Engine Operations for GE Aircraft Engines, from which he retired in 2002.  After joining General Electric in 1965, he held a variety of management positions, including:  Program Manager, CF6-80C program; Plant Manager, GE Aircraft Engines’ Wilmington, North Carolina plant; General Manager, GE Aircraft Engines’ Sourcing Operations; General Manager, Production Operations, GE Aircraft Engines’ Lynn, Massachusetts plant; Vice President, GE Aircraft Engines Human Resources; and Vice President and General Manager, Production and Procurement, GE Aircraft Engines.  Mr. Chadwell currently serves on the Boards of Spirit AeroSystems Holdings Inc., Parkway Products Inc. and is Chairman of the Board of PaR Systems.

Jim C. Cowart has been a Director since November 1989.  Since July 2009, Mr. Cowart has been Chairman of Central Fiber LLC, a privately held manufacturer of cellulose fiber products. From September 2005 through December 2010, Mr. Cowart was a Director of EAG Inc., a privately held company, a predecessor of which was a company listed on the London Stock Exchange, and which provides microanalytic laboratory services including surface analysis and materials characterization.  Since September 2004, Mr. Cowart has been Chairman and Chief Executive Officer of Auriga Medical Products GmbH, a now dormant distributor of medical devices.  He is a Principal of Cowart & Co. LLC and Auriga Partners, Inc., private capital firms that provide strategic planning, competitive analysis, financial relations and other services.  From August 1999 to May 2001, he was Chairman of QualPro Corporation, an aerospace components manufacturing company.  From January 1993 to November 1997, he was the Chairman and CEO of Aurora Electronics Inc. Previously, Mr. Cowart was a founding general partner of Capital Resource Partners, a private investment capital manager, and held various positions in investment banking and venture capital with Lehman Brothers, Shearson Venture Capital and Kidder, Peabody & Co.

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

Robert J. Khoury has been a Director since July 1987, when he co-founded the company.  On December 31, 2005, Mr. Khoury retired from service as the Company’s President and Chief Executive Officer, a position he held since August 2000.  From April 1996 through August 2000, he served as Vice Chairman.  Mr. Khoury is a member of the Board of Directors of the Aerospace Industries Association.  Mr. Khoury has his Professional Director Certification from the American College of Corporate Directors.  Mr. Khoury is the brother of Amin J. Khoury.

Jonathan M. Schofield has been a Director since April 2001. From December 1992 through February 2000, Mr. Schofield served as Chairman of the Board and CEO of Airbus North America Holdings, a subsidiary of Airbus Industries, a manufacturer of large civil aircraft, and served as Chairman from February 2000 until his retirement in March 2001. From 1989 until he joined Airbus, Mr. Schofield was President of United Technologies International Corporation. Mr. Schofield is currently a member of the board of directors of Aero Sat, Inc., Nordam Group and TurboCombustor Technology, Inc., and is a trustee of LIFT Trust.

Arthur E. Wegner has been a Director since January 2007.  Mr. Wegner retired in 2000 as Executive Vice President of Raytheon Company and Chairman of Raytheon Aircraft.  He joined Raytheon Company in July 1993 as a Senior Vice President and was appointed Chairman and CEO of Raytheon’s Beech Aircraft Corporation.  In September 1994, he was appointed Chairman and CEO of Raytheon Aircraft, which was formed by the merger of Raytheon subsidiaries, Beech Aircraft and Raytheon Corporate Jets.  He became Chairman of Raytheon Aircraft in 2000.  He was elected an Executive Vice President of Raytheon Company in March of 1995.  Mr. Wegner came to Raytheon Company after 20 years with United Technologies Corporation (“UTC”), where he was Executive Vice President and President of UTC’s Aerospace and Defense Sector.  Prior to that he was President of UTC’s Pratt and Whitney Division.  Mr. Wegner is past Chairman of the Board of Directors of the General Aviation Manufacturers Association and the Aerospace Industries Association.

Executive Officers

Werner Lieberherr was appointed President and Chief Operating Officer of BE Aerospace, Inc. effective December 31, 2010.  Prior to this role, Werner Lieberherr was the Senior Vice President & General Manager for the Commercial Aircraft Segment, consisting of Seating, Interior Products and Structures & Integration Systems.  Prior to joining BE Aerospace, Werner Lieberherr spent 15 years with ABB and Alstom in the Energy Industry, serving in various senior management positions in Europe, Asia and as President of North America. Werner Lieberherr holds a Master’s Degree in Business Administration from the Kellogg School of Management, Northwestern University and a Master’s Degree in Operations Research and Industrial Engineering from the Swiss Federal Institute of Technology (ETH) in Zurich.

Thomas P. McCaffrey has been Senior Vice President and Chief Financial Officer since May 1993. From August 1989 through May 1993, Mr. McCaffrey was a Director with Deloitte & Touche LLP, and from 1976 through 1989 served in several capacities, including Audit Partner, with Coleman & Grant LLP.

Sean Cromie has been Vice President & General Manager for the Commercial Aircraft Segment since January 2011.  From November 2007 to December 2010 Mr. Cromie served as Vice President and Managing Director of the Seating Facility in Kilkeel, Northern Ireland and previously as Business Unit Director. Prior to joining our company Mr. Cromie spent 6 years in operational management roles with San Mina SCI and NACCO MHG.  He also spent 7 years in various financial roles including Financial Controller with Kerry Group PLC.

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

   Richard M. Sharpe has been Vice President and General Manager, Consumables Management Segment since March 2010.  From May 2009 to March 2010, Mr. Sharpe served as Executive Vice President and Chief Operating Officer, Consumables Management Segment.  Prior to joining our company, Mr. Sharpe spent 12 years with Alcoa Fastening Systems and its preceding companies, where he served in various senior management positions including Senior Vice President, Global Sales and Marketing.  Before joining Alcoa, Mr. Sharpe served as a member of the U.S. Air Force for 15 years as an F-15 fighter pilot, Flight Commander, and Fighter Program Manager.

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

To our knowledge, based solely on a review of the copies of such reports furnished to us and, with respect to our officers and directors, written representations that no other reports were required, during the fiscal year ended December 31, 2010, all Section 16(a) filing requirements applicable to our officers, directors and greater-than-ten-percent beneficial owners were complied with.

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

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets, December 31, 2010 and December 31, 2009

Consolidated Statements of Earnings (Loss) and Comprehensive Income (Loss) for the Years Ended December 31, 2010, 2009, and 2008

Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2010, 2009, and 2008

Consolidated Statements of Cash Flows for the Years Ended December 31, 2010, 2009, and 2008

Notes to Consolidated Financial Statements for the Years Ended December 31, 2010, 2009, and 2008

	2.	Financial Statement Schedules

Schedule II – Valuation and Qualifying Accounts

All other consolidated financial statement schedules are omitted because such schedules are not required or the information required has been presented in the aforementioned consolidated financial statements.

	3.	Exhibits – The exhibits listed in the following "Index to Exhibits" are filed with this Form 10-K or incorporated by reference as set forth below.

	(b)	The exhibits listed in the "Index to Exhibits" below are filed with this Form 10-K or incorporated by reference as set forth below.

	(c)	Additional Financial Statement Schedules – None.

INDEX TO EXHIBITS

Exhibit
Number	Description

Exhibit 3	Articles of Incorporation and By-Laws

3.1	Amended and Restated Certificate of Incorporation (1)
3.2	Certificate of Amendment of the Restated Certificate of Incorporation (2)
3.3	Certificate of Amendment of the Restated Certificate of Incorporation (3)
3.4	Certificate of Amendment of the Restated Certificate of Incorporation (8)
3.5	Amended and Restated By-Laws (9)
3.6	Certificate of Amendment of the Restated Certificate of Incorporation (10)

Exhibit 4	Instruments Defining the Rights of Security Holders, including debentures

4.1	Specimen Common Stock Certificate (1)
4.2	Indenture, dated as of July 1, 2008, between the Registrant and Wilmington Trust Company, as Trustee (15)
4.3	First Supplemental Indenture, dated as of July 1, 2008, between the Registrant and Wilmington Trust Company, as Trustee (15)
4.4	Second Supplemental Indenture, dated as of September 16, 2010, between the Registrant and Wilmington Trust Company, as Trustee (21)

Exhibit 10(i)	Material Contracts

10.1	Stock and Asset Purchase Agreement, dated June 9, 2008, between the Registrant and Honeywell International Inc. (14)
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
10.6
Credit Agreement, dated as of July 28, 2008, among the Registrant, as Borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, UBS Securities LLC and Credit Suisse Securities (USA) LLC, as Syndication Agents, The Royal Bank of Scotland plc and Wells Fargo Bank, N.A., as Documentation Agents, and certain lenders party thereto (17)

10.7
Underwriting Agreement dated as of September 13, 2010, among Credit Suisse Securities (USA) LLC, J.P. Morgan Securities LLC, UBS Securities LLC, RBS Securities Inc., SunTrust Robinson Humphrey, Inc. and Wells Fargo Securities, LLC. (21)

10.8
Amended and Restated Credit Agreement, dated as of December 9, 2010, between the Registrant, as Borrower, and JPMorgan Chase Bank, N.A., as Administrative Agent, UBS Securities LLC and Credit Suisse Securities (USA) LLC, as Syndication Agents, The Royal Bank of Scotland plc, SunTrust Bank and Wells Fargo Bank, N.A., as Documentation Agents. (22)

Exhibit 10(iii)	Management Contracts and Executive Compensation Plans, Contracts and Arrangements

10.9	Amended and Restated Employment Agreement for Amin J. Khoury dated as of December 31, 2008 (18)
10.10	Amended and Restated Employment Agreement for Michael B. Baughan dated as of December 31, 2008 (18)
10.11	Amended and Restated Employment Agreement for Thomas P. McCaffrey dated as of December 31, 2008(18)
10.12	Amended and Restated Employment Agreement for Werner Lieberherr dated as of February 23, 2011*
10.13	Amended and Restated Employment Agreement for Wayne R. Exton dated as of December 9, 2008 (18)
10.14	Employment Agreement dated as of January 1, 2009 between the Registrant and Robert A. Marchetti (18)
10.15	Amended and Restated Employment Agreement for Stephen R. Swisher dated December 9, 2008 (18)
10.16	Retirement Agreement dated as of November 19, 2008 between the Registrant and Edmund J. Moriarty (18)
10.17	Retirement Agreement dated as of December 31, 2005 between the Registrant and Robert J. Khoury (12)
10.18	Consulting Agreement dated as of December 31, 2005 between the Registrant and Robert J. Khoury (12)
10.19	United Kingdom 1992 Employee Share Option Scheme (2)
10.20	1996 Stock Option Plan (6)

10.21	Amendment No. 1 to the 1996 Stock Option Plan (4)
10.22	Amendment No. 2 to the 1996 Stock Option Plan (5)
10.23	2001 Stock Option Plan (7)
10.24	2005 Long-Term Incentive Plan (19)
10.25	2007 Standard Form of Restricted Stock Award Agreement (13)
10.26	2007 Form of Restricted Stock Award Agreement for Robert A. Marchetti (13)
10.27	2007 Form of Restricted Stock Award Agreement for Amin J. Khoury (13)
10.28	2007 Form of Restricted Stock Award Agreement for Thomas P. McCaffrey (13)
10.29	2007 Form of Restricted Stock Award Agreement for Michael B. Baughan (13)
10.30	Restricted Stock Award Agreement, between Registrant and Robert A. Marchetti, dated August 5, 2008 (17)
10.31	2008 Form of Performance-Based Restricted Stock Unit Award Agreement (17)
10.32	2008 Form of Performance-Based Restricted Stock Award Agreement (17)
10.33	2008 Form of Performance-Based Restricted Stock Award Agreement (Amin J. Khoury) (17)
10.34	2008 Form of Performance-Based Restricted Stock Award Agreement (Thomas P. McCaffrey & Michael B. Baughan) (17)
10.35	2008 Form of Performance-Based Restricted Stock Unit Agreement (Thomas P. McCaffrey & Michael B. Baughan) (17)
10.36	Amended and Restated 1994 Employee Stock Purchase Plan (11)
10.37	Amendment to the 1994 Employee Stock Purchase Plan (18)
10.38	Employment Agreement dated October 17, 2008 between the Registrant and Ryan M. Patch (24)
10.39	November 2009 Standard Form of Restricted Stock Award Agreement (20)
10.40	November 2009 Standard Form of Restricted Stock Unit Award Agreement (20)
10.41	November 2009 Form of Restricted Stock Award Agreement for Amin J. Khoury (20)
10.42	November 2009 Form of Restricted Stock Award Agreement (Thomas P. McCaffrey/Michael B. Baughan) (20)
10.43	November 2009 Form of Restricted Stock Unit Award Agreement (Thomas P. McCaffrey/Michael B. Baughan) (20)
10.44	2010 Deferred Compensation Plan (Amended and Restated as of October 1, 2010) (22)
10.45	Employment Agreement dated February 23, 2011 between the Registrant and Sean Cromie*

Exhibit 14	Code of Ethics

14.1	Code of Business Conduct (9)

Exhibit 21	Subsidiaries of the Registrant

21.1	Subsidiaries*

Exhibit 23	Consents of Experts and Counsel

23.1	Consent of Independent Registered Public Accounting Firm – Deloitte & Touche LLP*

Exhibit 31	Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification of Chief Executive Officer*

31.2	Certification of Chief Financial Officer*

Exhibit 32	Section 1350 Certifications

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

__________________
* Filed herewith.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1/A, as amended (No. 33-33689), filed with the Commission on April 18, 1990.
(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-54146), filed with the Commission on November 3, 1992.

(3)	Incorporated by reference to the Company’s Registration Statement on Form S-3/A (No. 333-60209), filed with the Commission on December 21, 1998.
(4)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (No. 333-89145), filed with the Commission on October 15, 1999.
(5)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (No. 333-30578), filed with the Commission on February 16, 2000.
(6)	Incorporated by reference to the Company's Registration Statement on Form S-8 (No. 333-14037), filed with the Commission on October 15, 1996.
(7)	Incorporated by reference to the Company's Registration Statement on Form S-8 (No. 333-71442), filed with the Commission on October 11, 2001.
(8)	Incorporated by reference to the Company’s Registration Statement on Form S-3/A (No. 333-112493), as amended, filed with the Commission on February 13, 2004.
(9)	Incorporated by reference to the Company’s Transition Report on Form 10-K for the ten-month transition period ended December 31, 2002, filed with the Commission March 26, 2003.
(10)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, filed with the Commission on August 7, 2006.
(11)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (No. 333-168528), filed with the Commission on August 4, 2010.
(12)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 filed with the Commission on March 15, 2006.
(13)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, filed with the Commission on May 9, 2007.
(14)	Incorporated by reference to the Company’s Current Report on Form 8-K dated June 9, 2008, filed with the Commission on June 11, 2008.
(15)	Incorporated by reference to the Company’s Current Report on Form 8-K dated June 26, 2008, filed with the Commission on July 1, 2008.
(16)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed with the Commission on August 7, 2008.
(17)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, filed with the Commission on November 7, 2008.
(18)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed with the Commission on February 26, 2009.
(19)	Incorporated by reference to the Company's Registration Statement on Form S-8 (No. 333-161028), filed with the Commission on August 4, 2009.
(20)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, filed with the Commission on November 5, 2009.
(21)	Incorporated by reference to the Company’s Current Report on Form 8-K dated September 13, 2010, filed with the Commission on September 16, 2010.
(22)	Incorporated by reference to the Company’s Current Report on Form 8-K dated December 9, 2010, filed with the Commission on December 10, 2010.
(23)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (333-170494), filed with the Commission on November 9, 2010.
(24)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed with the Commission on February 25, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BE AEROSPACE, INC.

By:	/s/ Amin J. Khoury
Amin J. Khoury
Chairman and Chief Executive Officer

Date:  February 24, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Amin J. Khoury	Chairman and Chief Executive Officer	February 24, 2011
Amin J. Khoury
/s/ Thomas P. McCaffrey	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 24, 2011
Thomas P. McCaffrey

/s/ Charles L. Chadwell	Director	February 24, 2011
Charles L. Chadwell

/s/ Jim C. Cowart	Director	February 24, 2011
Jim C. Cowart

/s/ Richard G. Hamermesh	Director	February 24, 2011
Richard G. Hamermesh

/s/ Robert J. Khoury	Director	February 24, 2011
Robert J. Khoury

/s/ Jonathan M. Schofield	Director	February 24, 2011
Jonathan M. Schofield

/s/ Arthur E. Wegner	Director	February 24, 2011
Arthur E. Wegner

ITEM 8.  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Financial Statements:

Consolidated Balance Sheets, December 31, 2010 and 2009	F-3

Consolidated Statements of Earnings (Loss) and Comprehensive Income (Loss)	F-4
for the Years Ended December 31, 2010, 2009 and 2008

Consolidated Statements of Stockholders' Equity	F-5
for the Years Ended December 31, 2010, 2009 and 2008

Consolidated Statements of Cash Flows	F-6
for the Years Ended December 31, 2010, 2009 and 2008

Notes to Consolidated Financial Statements	F-7
for the Years Ended December 31, 2010, 2009 and 2008

Consolidated Financial Statement Schedule:

Schedule II - Valuation and Qualifying Accounts	F-21
for the Years Ended December 31, 2010, 2009 and 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
BE Aerospace, Inc.
Wellington, Florida

We have audited the accompanying consolidated balance sheets of BE Aerospace, Inc. and subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of earnings (loss) and comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in item 15(a)(2). These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of BE Aerospace, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2011 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP
Certified Public Accountants

Boca Raton, Florida
February 24, 2011

CONSOLIDATED BALANCE SHEETS, DECEMBER 31, 2010 AND 2009
(In millions, except per share data)

	December 31,	December 31,
	2010	2009

ASSETS

Current assets:
Cash and cash equivalents	$78.7	$120.1
Accounts receivable trade, net	285.4	222.5
Inventories, net	1,372.0	1,247.4
Deferred income taxes, net	36.0	12.1
Other current assets	37.4	20.5
Total current assets	1,809.5	1,622.6

Property and equipment, net	169.3	114.3
Goodwill	994.5	703.2
Identifiable intangible assets, net	390.5	337.4
Deferred income taxes, net	2.9	15.3
Other assets, net	51.3	47.3
	$3,418.0	$2,840.1

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$169.7	$142.7
Accrued liabilities	283.7	192.8
Current maturities of long-term debt	0.5	0.2
Total current liabilities	453.9	335.7

Long-term debt, net of current maturities	1,245.1	1,018.5
Deferred income taxes, net	80.6	7.1
Other non-current liabilities	34.4	31.3

Commitments, contingencies and off-balance sheet
arrangements (Note 8)
Stockholders' equity:
Preferred stock, $0.01 par value; 1.0 shares
authorized; no shares outstanding	--	--
Common stock, $0.01 par value; 200.0 shares
authorized; 103.5 shares issued
as of December 31, 2010, and 102.4 shares
issued as of December 31, 2009	1.0	1.0
Additional paid-in capital	1,562.8	1,525.1
Accumulated earnings (deficit)	96.2	(47.1)
Accumulated other comprehensive loss	(56.0)	(31.5)
Total stockholders' equity	1,604.0	1,447.5
	$3,418.0	$2,840.1

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF EARNINGS (LOSS) AND COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008
(In millions, except per share data)

	Years Ended December 31,
	2010	2009	2008

Revenues	$1,984.2	$1,937.7	$2,110.0
Cost of sales	1,263.7	1,268.5	1,386.5
Selling, general and administrative	291.7	270.5	238.3
Research, development and engineering	112.8	102.6	131.4
Goodwill and intangible asset impairment charge	--	--	390.0
Operating earnings (loss)	316.0	296.1	(36.2)
Interest expense, net	92.2	88.4	48.0
Write-off of debt issuance costs	12.4	3.1	3.6
Earnings (loss) before income taxes	211.4	204.6	(87.8)
Income tax expense	68.1	62.6	11.6
Net earnings (loss)	143.3	142.0	(99.4)

Other comprehensive income (loss):
Foreign currency translation
adjustment and other	(24.5)	13.3	(67.4)
Comprehensive income (loss)	$118.8	$155.3	$(166.8)

Net earnings (loss) per share - basic	$1.44	$1.44	$(1.05)
Net earnings (loss) per share - diluted	$1.42	$1.43	$(1.05)

Weighted average common shares - basic	99.7	98.5	94.3
Weighted average common shares - diluted	100.9	99.3	94.3

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008
(In millions)

					Accumulated
			Additional	Retained	Other	Total
	Common Stock		Paid-in	Earnings	Comprehensive	Stockholders'
	Shares	Amount	Capital	(Deficit)	Income (Loss)	Equity
Balance, December 31, 2007	93.1	$0.9	$1,324.3	$(89.7)	$22.6	$1,258.1
Sale of stock under employee stock purchase plan	0.2	--	3.1	--	--	3.1
Common stock issued
for acquisition	6.0	0.1	158.2	--	--	158.3
Purchase of treasury stock	--	--	(1.3)	--	--	(1.3)
Exercise of stock options	0.1	--	0.7	--	--	0.7
Restricted stock grants	1.7	--	15.0	--	--	15.0
Deferred income tax expense
from share based payments	--	--	(0.6)	--	--	(0.6)
Net loss	--	--	--	(99.4)	--	(99.4)
Foreign currency translation
adjustment and other	--	--	--	--	(67.4)	(67.4)
Balance, December 31, 2008	101.1	1.0	1,499.4	(189.1)	(44.8)	1,266.5
Sale of stock under
employee stock purchase plan	0.2	--	3.8	--	--	3.8
Purchase of treasury stock	--	--	(1.7)	--	--	(1.7)
Exercise of stock options	0.1	--	0.1	--	--	0.1
Restricted stock grants	1.0	--	23.5	--	--	23.5
Net earnings	--	--	--	142.0	--	142.0
Foreign currency translation
adjustment and other	--	--	--	--	13.3	13.3
Balance, December 31, 2009	102.4	1.0	1,525.1	(47.1)	(31.5)	1,447.5
Sale of stock under
employee stock purchase plan	0.1	--	3.6	--	--	3.6
Purchase of treasury stock	--	--	(6.7)	--	--	(6.7)
Exercise of stock options	0.1	--	0.3	--	--	0.3
Restricted stock grants	0.9	--	30.1	--	--	30.1
Tax benefits realized from prior
exercises of employee stock options	--	--	10.4	--	--	10.4
Net earnings	--	--	--	143.3	--	143.3
Foreign currency translation
adjustment and other	--	--	--	--	(24.5)	(24.5)
Balance, December 31, 2010	103.5	$1.0	$1,562.8	$96.2	$(56.0)	$1,604.0

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008
(In millions)

	Year Ended December 31,
	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)	$143.3	$142.0	$(99.4)
Adjustments to reconcile net earnings (loss) to
net cash flows provided by operating activities, net of
effects from acquisitions:
Goodwill and intangible asset impairment charge	--	--	390.0
Depreciation and amortization	52.4	49.5	40.7
Deferred income taxes	45.3	45.3	(14.7)
Non-cash compensation	30.6	24.1	15.5
Tax benefits realized from prior exercises of employee stock options	(10.4)	--	--
Provision (benefit) for doubtful accounts	3.0	(1.6)	8.7
Loss on disposal of property and equipment	6.1	2.8	0.5
Write-off of debt issuance costs	12.4	3.1	3.6
Changes in operating assets and liabilities:
Accounts receivable	(34.2)	55.2	(22.2)
Inventories	(35.7)	(73.1)	(262.0)
Other current assets and other assets	0.7	16.5	3.9
Accounts payable and accrued liabilities	82.3	(181.5)	50.9
Net cash flows provided by operating activities	295.8	82.3	115.5

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(68.9)	(28.4)	(31.7)
Acquisitions, net of cash acquired	(470.8)	--	(907.5)
Other	(0.4)	(0.9)	(5.2)
Net cash flows used in investing activities	(540.1)	(29.3)	(944.4)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock issued, net of expenses	3.3	3.3	3.4
Purchase of treasury stock	(6.7)	(1.7)	(1.3)
Proceeds from long-term debt	644.4	--	1,124.1
Principal payments on long term debt	(418.9)	(104.1)	(152.8)
Credit facility and debt prepayment costs	(26.6)	--	(50.3)
Tax benefits realized from prior exercises of employee stock options	10.4	--	--
Borrowings on lines of credit	358.9	--	65.0
Repayments on lines of credit	(358.9)	--	(65.0)
Net cash flows provided by (used in) financing activities	205.9	(102.5)	923.1
Effect of foreign exchange rate changes on cash and
cash equivalents	(3.0)	1.5	(7.7)

Net (decrease) increase in cash and cash equivalents	(41.4)	(48.0)	86.5
Cash and cash equivalents, beginning of year	120.1	168.1	81.6
Cash and cash equivalents, end of year	$78.7	$120.1	$168.1

Supplemental disclosures of cash flow information:
Cash paid during period for:
Interest	$53.3	$109.7	$19.2
Income taxes	15.1	14.1	17.7

Supplemental schedule of non-cash activitites:
Common stock issued in connection with acquisition	$--	$--	$158.3

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FISCAL YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008
(In millions, except share and per share data)

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Basis of Presentation – BE Aerospace, Inc. and its wholly owned subsidiaries (the “Company”) designs, manufactures, sells and services commercial aircraft and business jet cabin interior products consisting of a broad range of seating, interior systems, including structures for food and beverage storage and preparation equipment, and distributes aerospace fasteners and consumables.  The Company’s principal customers are the operators of commercial and business jet aircraft, aircraft manufacturers and their suppliers.  As a result, the Company’s business is directly dependent upon the conditions in the commercial airline, business jet and aircraft manufacturing industries.  The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America.

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

Revenues and costs under certain long-term contracts are recognized using contract accounting under the percentage-of-completion method in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605-35, Construction – Type and Production -Type Contracts (“ASC 605-35”), with the majority of the contracts accounted for under the cost-to-cost method. Under the cost-to-cost method, the revenues related to the long-term contracts are recognized based on the ratio of actual costs incurred to total estimated costs to be incurred. The Company also uses the units-of-delivery method to account for certain of its contracts.  Under the units-of delivery method, revenues are recognized based on the contract price of units delivered.

The percentage-of-completion method requires the use of estimates of costs to complete long-term contracts. Due to the duration of these contracts as well as the technical nature of the products involved, the estimation of these costs requires management’s judgment in connection with assumptions and projections related to the outcome of future events.  Management’s assumptions include future labor performance and rates and projections relative to material and overhead costs, as well as the quantity and timing of product deliveries. The Company reevaluates its contract estimates periodically and reflects changes in estimates in the current period using the cumulative catch-up method. Revenues associated with any contractual claims are recognized when it is probable that the claim will result in additional contract revenue and the amount can be reasonably estimated. For the fiscal years ended December 31, 2010, 2009 and 2008, approximately 14%, 16% and 20% of our revenues, respectively, were derived from contracts accounted for using percentage of completion accounting. Net costs and estimated earnings in excess of billings on uncompleted contracts were $63.3 and $115.2 at December 31, 2010 and 2009, respectively. Anticipated losses on contracts are recognized in the period in which the losses become evident and determinable.

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

Accounts Receivable – The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer's current creditworthiness, as determined by review of their current credit information.  The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon historical experience and any specific customer collection issues that have been identified.  The allowance for doubtful accounts at December 31, 2010 and 2009 was $7.4.

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

Property and Equipment– Property and equipment are stated at cost and depreciated generally under the straight-line method over their estimated useful lives of one to fifty years (or the lesser of the term of the lease for leasehold improvements, as appropriate).

Debt Issuance Costs – Costs incurred to issue debt are deferred and amortized as interest expense over the term of the related debt. Unamortized debt issue costs are written off at the time of prepayment.

Goodwill and Intangible Assets – Under FASB ASC 350, Intangibles – Goodwill and Other (“ASC 350”), goodwill is reviewed at least annually for impairment.  Acquired intangible assets with definite lives are amortized over their individual useful lives.  Patents and other intangible assets are amortized using the straight-line method over periods ranging from five to thirty-four years.

The Company has eight reporting units, which were determined based on materiality and on the guidelines contained in FASB ASC Topic 350, Subtopic 20, Section 35.  Each reporting unit represents either (a) an operating segment (which is also a reportable segment) or (b) a component of an operating segment, which constitutes a business, for which there is discrete financial information available that is regularly reviewed by segment management.

On at least an annual basis, management assesses whether there has been any impairment in the value of goodwill by first comparing the fair value to the net carrying value of reporting units. If the carrying value exceeds its estimated fair value, a second step is performed to compute the amount of the impairment. An impairment loss is recognized if the implied fair value of the asset being tested is less than its carrying value. In this event, the asset is written down accordingly. The fair values of reporting units for goodwill impairment testing are determined using valuation techniques based on estimates, judgments and assumptions management believes are appropriate in the circumstances. The sum of the fair values of the reporting units are evaluated based on market capitalization determined using average share prices within a reasonable period of time near the selected testing date (calendar year-end), plus an estimated control premium plus the fair value of the Company’s debt obligations. As of December 31, 2010 and 2009, the estimated fair value of each of the Company’s reporting units with goodwill balances were substantially in excess of their carrying values.

Long-Lived Assets – The Company assesses potential impairments to its long-lived assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered.  An impairment loss is recognized when the undiscounted cash flows expected to be generated by an asset (or group of assets) is less than its carrying amount.  Any required impairment loss is measured as the amount by which the asset's carrying value exceeds its fair value and is recorded as a reduction in the carrying value of the related asset and a charge to operating results.  There were no impairments of long lived assets in 2010, 2009, and 2008.

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

	Fiscal Year Ended December 31,
	2010	2009	2008
Balance at beginning of period	$26.6	$22.4	$20.6
Accruals for warranties issued during the period	29.2	26.5	29.9
Settlements of warranty claims	(17.8)	(22.3)	(28.1)
Balance at end of period	$38.0	$26.6	$22.4

Accounting for Stock-Based Compensation – The Company accounts for share-based compensation arrangements in accordance with the provisions of FASB ASC 718, Compensation – Stock Compensation (“ASC 718”), whereby share-based compensation cost is measured on the date of grant, based on the fair value of the award, and is recognized over the requisite service period.

Compensation cost recognized during the three years ended December 31, 2010 related to grants of restricted stock and restricted stock units. No compensation cost related to stock options was recognized during those periods as no options were granted during the three year period ended December 31, 2010 and all options were vested as of December 31, 2006.

The Company has established a qualified Employee Stock Purchase Plan.  The Plan allows qualified employees (as defined in the plan) to participate in the purchase of designated shares of the Company's common stock at a price equal to 85% of the closing price for each semi-annual stock purchase period. The fair value of employee purchase rights represents the difference between the closing price of the Company’s shares on the date of purchase and the purchase price of the shares. The value of the rights granted during the years ended December 31, 2010, 2009 and 2008 was $0.5, $0.6 and $0.5, respectively.

Treasury Stock – The Company may periodically repurchase shares of its common stock from employees for the satisfaction of their individual payroll tax withholding upon vesting of restricted stock and restricted stock units in connection with the Company’s Long Term Incentive Plan. The Company’s repurchases of common stock are recorded at the average cost of the common stock and are presented as a reduction of additional paid-in-capital.  The Company repurchased 197,343, 94,388 and 84,187 shares of its common stock for $6.7, $1.7 and $1.3, respectively, during the years ended December 31, 2010, 2009 and 2008 respectively.

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

Significant customers change from year to year depending on the level of refurbishment activity and/or the level of new aircraft purchases by such customers. During the fiscal years ended December 31, 2010, 2009 and 2008, no single customer accounted for more than 10% of the Company’s consolidated net sales.

2.     BUSINESS COMBINATIONS

During 2010, the Company completed two acquisitions which were accounted for as purchases under FASB ASC 805, Business Combinations (“ASC 805”). The assets purchased and liabilities assumed for these acquisitions have been reflected in the accompanying consolidated balance sheet as of December 31, 2010 and the results of operations for the acquisitions are included in the accompanying consolidated statement of earnings from the respective dates of acquisition.

TSI

On October 26, 2010, the Company acquired the TSI Group (“TSI”), a privately-held company, for approximately $310 million in cash.  TSI designs, engineers and manufactures customized, fully integrated, thermal management and interconnect solutions that address complex power management requirements of a broad range of customers in the aerospace and defense industries.  The estimated excess of the purchase price over the fair value of the identifiable net tangible assets acquired approximated $288.7 of which $57.5 has been allocated to identified intangible assets and $231.2 is included in goodwill.

Satair

On October 27, 2010, the Company acquired the aerospace fastener distribution business of Satair A/S (“Satair”), for approximately $162 million in cash.  Satair is a distributor of consumables to European and Asia Pacific aerospace manufacturers and their suppliers.  The estimated excess of the purchase price over the fair value of identifiable net tangible assets acquired approximated $90.9 of which $17.6 has been allocated to identified intangible assets and $73.3 is included in goodwill.

The Company has not yet completed the evaluation and allocation of the purchase price for the TSI and Satair acquisitions as management’s assessment of the valuation of certain assets and liabilities is not yet complete. The Company does not believe that the final allocation will materially modify the preliminary purchase price allocation. The following table summarizes the preliminary estimates of fair values of assets acquired and liabilities assumed in accordance with ASC 805, which are currently recorded based on management’s estimates as follows:

Accounts receivable-trade	33.4
Inventories	101.1
Deferred tax assets	5.3
Other current and non-current assets	9.5
Property and equipment	17.6
Goodwill	304.5
Identified intangibles	75.1
Accounts payable and accrued liabilities	(42.3)
Deferred income tax liabilities	(32.7)
Total purchase price	$471.5

None of the goodwill and other intangibles related to these acquisitions is expected to be deductible for tax purposes.

Consolidated unaudited pro forma revenues, net earnings, and diluted net earnings per share giving effect to the TSI and Satair acquisitions as if they had occurred on January 1, 2009 were $2,171.9, $147.2 and $1.46, and $2,182.2, $142.2 and $1.43, for the years ended December 30, 2010 and 2009, respectively.

3.      INVENTORIES

Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs. Work-in-process inventories include costs and estimated earnings in excess of billings on uncompleted contracts. Finished goods inventories primarily consist of aftermarket fasteners. Inventories consist of the following:

	December 31,	December 31,
	2010	2009
Purchased materials and component parts	$140.0	$112.9
Work-in-process	130.8	163.5
Finished goods	1,101.2	971.0
	$1,372.0	$1,247.4

4.     PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	Useful Life	December 31,	December 31,
	(Years)	2010	2009
Land, buildings and improvements	3 - 50	$84.8	$52.0
Machinery	1 - 40	87.5	71.8
Tooling	2 - 10	41.7	31.3
Computer equipment and software	1 - 15	133.4	123.5
Furniture and equipment	1 - 15	15.6	17.2
		363.0	295.8
Less accumulated depreciation		(193.7)	(181.5)
		$169.3	$114.3

Depreciation expense was $30.9, $28.9 and $25.7 for the fiscal years ended December 31, 2010, 2009 and 2008, respectively.

5.     GOODWILL AND INTANGIBLE ASSETS

The following sets forth the intangible assets by major asset class, all of which were acquired through business purchase transactions:

		December 31, 2010			December 31, 2009
				Net			Net
	Useful Life	Original	Accumulated	Book	Original	Accumulated	Book
	(Years)	Cost	Amortization	Value	Cost	Amortization	Value
Acquired technologies	9-34	$101.7	$41.7	60.0	$101.1	$37.7	$63.4
Trademarks and patents	5-20	28.6	19.3	9.3	28.5	18.0	10.5
Technical qualifications, plans
and drawings	18-30	30.5	23.7	6.8	30.7	22.4	8.3
Replacement parts annuity
and product approvals	5-30	39.7	34.3	5.4	40.3	32.7	7.6
Customer contracts and relationships	8-30	338.7	30.0	308.7	264.6	18.1	246.5
Covenants not to compete and
other identified intangibles	5-30	5.7	5.4	0.3	9.7	8.6	1.1
		$544.9	$154.4	$390.5	$474.9	$137.5	$337.4

Amortization expense of intangible assets was $21.5, $20.6 and $15.0 for the fiscal years ended December 31, 2010, 2009 and 2008, respectively.  Amortization expense associated with identified intangible assets is expected to be approximately $24 in each of the next five years. The future amortization amounts are estimates.  Actual future amortization expense may be different due to future acquisitions, impairments, changes in amortization periods, or other factors.

In accordance with ASC 350 goodwill is not amortized, but is subject to an annual impairment test.  During the year ended December 31, 2010, the Company completed step one of the impairment test and fair value analysis for goodwill, and there were no impairment indicators present and no impairment loss was recorded during the fiscal year ended December 31, 2010 or December 31, 2009. The accumulated goodwill impairment loss was $369.3 as of December 31, 2010 and 2009.

The changes in the carrying amount of goodwill for the fiscal years ended December 31, 2010 and 2009 are as follows:

	Consumables	Commerical	Business
	Management	Aircraft	Jet	Total
Balance as of
December 31, 2008	$416.5	$158.5	$88.6	$663.6
Final allocation adjustment related to
HCS acquisition	35.9	--	--	35.9
Effect of foreign
currency translation	--	3.6	0.1	3.7
Balance as of
December 31, 2009	452.4	162.1	88.7	703.2
Acquisition of TSI and Satair	73.3	231.2	--	304.5
Effect of foreign
currency translation	(8.4)	(4.8)	--	(13.2)
Balance as of
December 31, 2010	$517.3	$388.5	$88.7	$994.5

6.     ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	December 31,	December 31,
	2010	2009
Accrued salaries, vacation and related benefits	$46.8	$32.9
Accrued product warranties	38.0	26.6
Accrued interest	32.5	-
Deferred revenue	26.6	15.3
Other accrued liabilities	139.8	118.0
	$283.7	$192.8

Other accrued liabilities include billings in excess of costs and estimated earnings of $25.4 and $23.2 at December 31, 2010 and 2009, respectively.

7.     LONG-TERM DEBT

Long-term debt consists of the following:

	December 31,	December 31,
	2010	2009
6.875% Senior Notes	$644.3	$-
8.5% Senior Notes	600.0	600.0
Bank credit facilities	-	418.4
Other long-term debt	1.3	0.3
	1,245.6	1,018.7
Less current portion of long-term debt	(0.5)	(0.2)
	$1,245.1	$1,018.5

On September 16, 2010, the Company issued $650.0 aggregate principal amount of its 6.875% Senior Unsecured Notes due 2020 (the “6.875% Notes”). On December 9, 2010 the Company entered into a new $750.0 Revolving Credit Facility (the “Revolving Credit Facility”).  As of December 31, 2010, long-term debt consisted of $644.3 of the Company’s 6.875% Notes (net of original issue discount) and $600.0 aggregate principal amount of the Company’s 8.5% Senior Unsecured Notes due 2018 (the “8.5% Notes”).

Borrowings under the Revolving Credit Facility bear interest at an annual rate equal to the London interbank offered rate (“LIBOR”) (as defined) plus 250 basis points or Prime (as defined) plus 150 basis points. As of December 31, 2010, the rate under the Revolving Credit Facility was 2.8%. At December 31, 2010 there were no amounts outstanding under the Revolving Credit Facility. Unless terminated earlier, the Revolving Credit Facility will mature on December 9, 2015.

Letters of credit outstanding under the Credit Agreement aggregated $4.9 at December 31, 2010.

The Credit Agreement contains an interest coverage ratio financial covenant (as defined in the Credit Agreement) that must be maintained at a level greater than 2.25 to 1. The Credit Agreement also contains a total leverage ratio covenant (as defined in the Credit Agreement) which limits net debt to a 4.25 to 1 multiple of EBITDA (as defined in the Credit Agreement). The Credit Agreement is collateralized by substantially all of the Company’s assets and contains customary affirmative covenants, negative covenants, restrictions on the payment of dividends, and conditions precedent for borrowings, all of which were met as of December 31, 2010.

Maturities of long-term debt are as follows:

Fiscal Year Ending December 31,
2011	$0.5
2012	0.5
2013	0.3
2014	-
2015	-
Thereafter	1,244.3
Total	$1,245.6

Interest expense amounted to $92.7 for the year ended December 31, 2010, $88.8 for the year ended December 31, 2009 and $49.7 for the year ended December 31, 2008.

8.     COMMITMENTS, CONTINGENCIES AND OFF-BALANCE-SHEET ARRANGEMENTS

Lease Commitments – The Company finances its use of certain facilities and equipment under committed lease arrangements provided by various institutions.  Since the terms of these arrangements meet the accounting definition of operating lease arrangements, the aggregate sum of future minimum lease payments is not reflected on the consolidated balance sheets.  At December 31, 2010, future minimum lease payments under these arrangements approximated $162.3, of which $148.2 is related to long-term real estate leases.

Rent expense for the years ended December 31, 2010, 2009 and 2008 was $26.9, $26.9 and $22.1, respectively.  Future payments under operating leases with terms greater than one year as of December 31, 2010 are as follows:

Fiscal Year Ending December 31,
2011	$24.2
2012	22.2
2013	20.0
2014	18.6
2015	17.9
Thereafter	59.4
Total	$162.3

Litigation – The Company is a defendant in various legal actions arising in the normal course of business, the outcomes of which, in the opinion of management, neither individually nor in the aggregate are likely to result in a material adverse effect on the Company's consolidated financial statements.

Indemnities, Commitments and Guarantees – During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions.  These indemnities include non-infringement of patents and intellectual property indemnities to the Company's customers in connection with the delivery, design, manufacture and sale of its products, indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease and indemnities to other parties to certain acquisition agreements.  The duration of these indemnities, commitments and guarantees varies, and in certain cases, is indefinite.  Substantially all of these indemnities, commitments and guarantees provide for limitations on the maximum potential future payments the Company could be obligated to make. However, the Company is unable to estimate the maximum amount of liability related to its indemnities, commitments and guarantees because such liabilities are contingent upon the occurrence of events that are not reasonably determinable.  Management believes that any liability for these indemnities, commitments and guarantees would not be material to the accompanying consolidated financial statements.  Accordingly, no significant amounts have been accrued for indemnities, commitments and guarantees.

Employment Agreements – The Company has employment and compensation agreements with three key officers of the Company.  An agreement for one of the officers provides for the officer to earn a minimum of $1.0 per year through a three-year period ending from any date after which it is measured, adjusted annually for changes in the consumer price index (as defined) or as determined by the Company's Compensation Committee of the Board of Directors, as well as a retirement compensation payment equal to 1.5 times the base salary.

One other agreement provides for an officer to receive annual minimum compensation of $0.5 per year through a three-year period ending from any date after which it is measured, adjusted annually for changes in the consumer price index (as defined) or as determined by the Company's Compensation Committee of the Board of Directors, and to receive a retirement compensation payment equal to 50% of the officer’s average three years' annual salary (as defined).

Retirement compensation payments to grantor trusts established for the benefit of the individuals have been made in arrears on a quarterly basis as provided for under the above-mentioned employment agreements.

One other agreement provides for an officer to receive annual minimum compensation of $0.5 per year through a three-year period ending from any date after which it is measured, adjusted as determined by the Company's Compensation Committee of the Board of Directors.

In addition, the Company has employment agreements with certain other key members of management expiring on various dates through the year 2011. The Company's employment agreements generally provide for certain protections in the event of a change of control.  These protections generally include the payment of severance and related benefits under certain circumstances in the event of a change of control, and for the Company to reimburse such officers for the amount of any excise taxes associated with such benefits.

9.     INCOME TAXES

The components of earnings (loss) before incomes taxes were:

	Fiscal Year Ended December 31,
	2010	2009	2008
Earnings (loss) before
income taxes
United States	$103.4	$119.1	$(119.4)
Foreign	108.0	85.5	31.6
Earnings (loss) before
income taxes	$211.4	$204.6	$(87.8)

Income tax expense consists of the following:

	Fiscal Year Ended December 31,
	2010	2009	2008
Current:
Federal	$0.5	$0.8	$1.9
State	0.8	1.1	2.9
Foreign	23.0	14.9	24.1
	24.3	16.8	28.9
Deferred:
Federal	39.2	37.5	(15.5)
State	4.8	5.2	(4.4)
Foreign	(0.2)	3.1	2.6
	43.8	45.8	(17.3)
Total income tax expense (benefit)	$68.1	$62.6	$11.6

The difference between income tax expense and the amount computed by applying the statutory U.S. federal income tax rate (35%) to the pre-tax earnings consists of the following:

	Fiscal Year Ended December 31,
	2010	2009	2008
Statutory federal income tax expense	$74.0	$71.6	$(30.7)
U.S. state income taxes	4.6	4.9	(1.2)
Foreign tax rate differential	(16.8)	(15.9)	(17.9)
Non-deductible charges/losses and other	9.3	7.5	8.7
Research and development credit	(3.0)	(5.5)	(1.9)
Goodwill and intangible asset impairment charge	--	--	54.6
	$68.1	$62.6	$11.6

The tax effects of temporary differences and carryforwards that give rise to deferred income tax assets and liabilities consist of the following:

	December 31,	December 31,
	2010	2009
Deferred tax assets:
Inventory reserves	$17.3	$11.2
Warranty reserves	6.9	6.9
Accrued liabilities	17.5	14.0
Net operating loss carryforward	14.8	23.2
Research and development
credit carry forward	32.6	28.8
Alternative minimum
tax credit carryforward	5.3	4.7
Other	5.1	9.5
	$99.5	$98.3

Deferred tax liabilities:
Book to tax revenue differences	(34.5)	(39.2)
Intangible assets	(76.1)	(15.9)
Depreciation	(14.3)	(11.5)
Software development costs	(1.9)	(2.5)
	(126.8)	(69.1)
Net deferred tax (liability) asset before valuation
allowance	(27.3)	29.2
Valuation allowance	(14.4)	(10.5)
Net deferred tax (liability) asset	$(41.7)	$18.7

The Company maintained a valuation allowance of $14.4 as of December 31, 2010 primarily related to foreign tax credits and foreign net operating losses.

As of December 31, 2010, the Company had federal, state and foreign net operating loss carryforwards of approximately $69.6, $88.3 and $49.1, respectively.  The federal and state net operating loss carryforwards begin to expire in 2024 and 2011, respectively.  As of December 31, 2010, the Company had federal and state research and development tax credit carryforwards of $32.6, which expire through 2025.

The Company has not provided for any residual U.S. income taxes on the approximately $255.1 of earnings from its foreign subsidiaries because such earnings are intended to be indefinitely reinvested.  It is not practicable to determine the amount of U.S. income and foreign withholding tax payable in the event all such foreign earnings are repatriated.

Through 2010, the Company recognized cumulative tax deductions of $71.7 related to stock option exercises and vested restricted shares which were not realized.  In accordance with the Company’s methodology for determining when these deductions are deemed realized under ASC 718, the Company assumes that it utilizes its net operating loss carryforwards to reduce its taxes payable rather than these deductions.  Pursuant to ASC 718, these deductions are not deemed realized until they reduce taxes payable. During 2010 the Company recorded a credit to additional paid-in capital of $10.4 for the portion of these deductions that reduced our current year tax liability.

A reconciliation of the beginning and ending amounts of gross uncertain tax positions is presented below:

	2010	2009	2008
Balance, beginning of the period	$18.5	$15.1	$11.8
Additions for current year tax positions	3.1	3.5	3.1
Additions for tax positions of prior years	--	1.6	0.7
Currency fluctuations	(0.1)	0.3	(0.5)
Reduction for tax positions of prior years	--	(2.0)	--
Balance, end of the period	$21.5	$18.5	$15.1

The difference between the gross uncertain tax position of $21.5 and the liability for unrecognized tax benefits of $18.9 is due to the netting of certain items when calculating the liability for unrecognized tax benefits. This liability, if recognized, would affect the Company’s effective tax rate.  It is reasonably possible that the amount of liability for unrecognized tax benefits will change in the next twelve months; however, the Company does not expect the change to have a material impact on the Company’s consolidated financial statements.

The Company recently completed its U.S. federal income tax examination for fiscal year 2006 with immaterial adjustments, and with minor exceptions, the Company is currently open to audit by the tax authorities for the four tax years ending December 31, 2010. There are currently no material income tax audits in progress.

The Company classifies interest and penalties related to income tax as income tax expense.  The amount included in the Company’s liability for unrecognized tax benefits for interest and penalties was under $1.0 as of December 31, 2010, and December 31, 2009.

10.   EMPLOYEE RETIREMENT PLANS

The Company sponsors and contributes to a qualified, defined contribution savings and investment plan, covering substantially all U.S. employees. The BE Aerospace Savings and Investment Plan was established pursuant to Section 401(k) of the Internal Revenue Code. Under the terms of this plan, covered employees may contribute up to 100% of their pay, limited to certain statutory maximum contributions for 2010. Participants are vested in matching contributions immediately and the matching percentage is 100% of the first 3% of employee contributions and 50% on the next 2% of employee contributions. Total expense for the plan was $6.7, $6.8 and $6.9 for the calendar years ended December 31, 2010, 2009 and 2008, respectively. In addition, the Company contributes to the BE Aerospace, Inc. Hourly Tax-Sheltered Retirement Plan. This plan was established pursuant to Section 401(k) of the Internal Revenue Code and covers certain U.S. union employees. Total expense for the plan was $0.2, $0.2 and $0.3 for the calendar years ended December 31, 2010, 2009 and 2008, respectively. The Company and its subsidiaries participate in government-sponsored programs in certain European countries. The Company funds these plans based on legal requirements, tax considerations, local practices and investment opportunities.

11.  STOCKHOLDERS' EQUITY

Earnings (Loss) Per Share - Basic net earnings (loss) per common share is computed using the weighted average of common shares outstanding during the year.  Diluted net earnings (loss) per common share reflects the potential dilution from assumed conversion of all dilutive securities such as stock options and unvested restricted stock using the treasury stock method. When the effects of the outstanding stock options are anti-dilutive, they are not included in the calculation of diluted earnings per common share. For the years ended December 31, 2010, 2009 and 2008, securities totaling approximately 0.5, 1.0, and 0.9 million shares, respectively, were excluded from the determination of diluted earnings per common share because the effect would have been antidultive.

The following table sets forth the computation of basic and diluted net earnings per share for the fiscal years ended December 31, 2010, 2009 and 2008:

	Fiscal Year Ended December 31,
	2010	2009	2008
Numerator: net earnings (loss)	$143.3	$142.0	$(99.4)
Denominator:
Denominator for basic earnings per share -
Weighted average shares (in millions)	99.7	98.5	94.3
Effect of dilutive securities -
Dilutive securities	1.2	0.8	--
Denominator for diluted earnings per share -
Adjusted weighted average shares (in millions)	100.9	99.3	94.3
Basic net earnings (loss) per share	$1.44	$1.44	$(1.05)
Diluted net earnings (loss) per share	$1.42	$1.43	$(1.05)

Long Term Incentive Plan - The Company has a Long Term Incentive Plan (“LTIP”) under which the Company’s Compensation Committee may grant stock options, stock appreciation rights, restricted stock, restricted stock units or other forms of equity based or equity related awards.

 During 2010, 2009 and 2008, the Company granted restricted stock and restricted stock units to certain members of the Company’s Board of Directors and management.  Restricted stock and restricted stock unit grants vest over periods ranging from two to four years and are granted at the discretion of the Compensation Committee of the Board of Directors.  Certain awards also vest upon attainment of performance goals.  Compensation cost is recorded on a straight-line basis over the vesting term of the shares based on the grant date value using the closing trading price.  Share based compensation of $29.8, $23.3 and $15.1 was recorded during 2010, 2009, and 2008 respectively.  Unrecognized compensation cost related to these grants was $50.9, $54.1, and $51.5 at December 31, 2010, 2009, and 2008, respectively.

 The following table summarizes shares of restricted stock that were granted, vested, forfeited and outstanding:

	December 31, 2010			December 31, 2009
			Weighted			Weighted
		Weighted	Average		Weighted	Average
		Average	Remaining		Average	Remaining
	Shares	Grant Date	Vesting Period	Shares	Grant Date	Vesting Period
	(in thousands)	Fair Value	( in years)	(in thousands)	Fair Value	( in years)

Outstanding, beginning of
period	2,767	$18.96	2.45	2,727	$18.82	3.1
Shares granted	788	34.84	--	946	20.70	--
Shares vested	(1,253)	22.63	--	(785)	20.72	--
Shares forfeited	(106)	19.69	--	(121)	18.64	--
Outstanding, end of period	2,196	23.74	2.53	2,767	18.96	2.45

During the year ended December 31, 2010, the Company did not grant restricted stock units.  During the year ended December 31, 2010, 25,226 shares of restricted stock were forfeited related to restricted stock units.  As of December 31, 2010, the weighted average remaining vesting period for these units was 1.93 years.

No stock options were granted during the three years ended December 31, 2010 and no related stock compensation was recognized as all options were fully vested as of December 31, 2006.  Outstanding stock options at December 31, 2010, 2009 and 2008 totaled approximately 128,000, 158,000, and 184,000, all of which were exercisable. During the years ended December 31, 2010, 2009 and 2008, 28,319, 19,472 and 37,150 stock options were exercised with an aggregate intrinsic value of $0.6, $0.2 and $0.4, respectively, determined as of the date of option exercise.  The aggregate intrinsic value of outstanding options as of December 31, 2010 was $3.8.

12.   EMPLOYEE STOCK PURCHASE PLAN

The Company has established a qualified Employee Stock Purchase Plan, the terms of which allow for qualified employees (as defined in the Plan) to participate in the purchase of designated shares of the Company's common stock at a price equal to 85% of the closing price at the end of each semi-annual stock purchase period.  The Company issued approximately 119,000, 213,000 and 286,000 shares of common stock during the fiscal years ended December 31, 2010, 2009 and 2008, respectively, pursuant to this plan at a weighted average price per share of $25.59, $14.95, and $9.26, respectively.

13.   SEGMENT REPORTING

The Company is organized based on the products and services it offers.  The Company’s reportable segments, which are also its operating segments, are comprised of consumables management, commercial aircraft and business jet. Each segment regularly reports its results of operations and makes requests for capital expenditures and acquisition funding to the Company’s chief operational decision-making group.  This group is presently comprised of the Chairman and Chief Executive Officer, the President and Chief Operating Officer, and the Senior Vice President and Chief Financial Officer.  Each operating segment has separate management teams and infrastructures dedicated to providing a full range of products and services to their commercial, business jet, military, MRO, aircraft leasing and aircraft manufacturing customers. The Company has not included product line information due to the similarity of commercial aircraft segment (“CAS”) product offerings and the impracticality of determining such information for the consumables management segment (“CMS”).

The following table presents net revenues and other financial information by business segment:

	Fiscal Year Ended December 31, 2010
	Consumables	Commercial	Business
	Management	Aircraft	Jet	Consolidated
Net revenues	$772.9	$997.5	$213.8	$1,984.2
Operating earnings (2)	153.2	148.7	14.1	316.0
Total assets(3)	2,014.8	1,131.9	271.3	3,418.0
Goodwill	517.3	388.5	88.7	994.5
Capital expenditures	11.4	54.0	3.5	68.9
Depreciation and amortization	17.9	28.4	6.1	52.4

	Fiscal Year Ended December 31, 2009
	Consumables	Commercial	Business
	Management	Aircraft	Jet	Consolidated
Net revenues	$798.1	$911.3	$228.3	$1,937.7
Operating earnings (loss) (2)	151.0	121.0	24.1	296.1
Total assets (3)	1,808.9	762.9	268.3	2,840.1
Goodwill	452.4	162.1	88.7	703.2
Capital expenditures	9.4	16.9	2.1	28.4
Depreciation and amortization	17.0	26.0	6.5	49.5

	Fiscal Year Ended December 31, 2008
	Consumables	Commercial	Business
	Management	Aircraft	Jet	Consolidated
Net revenues	$697.3	$1,138.7	$274.0	$2,110.0
Operating earnings (1) (2)	(151.7)	78.2	37.3	(36.2)
Total assets (3)	1,830.9	827.6	271.6	2,930.1
Goodwill	416.5	158.5	88.6	663.6
Capital expenditures	6.9	20.7	4.1	31.7
Depreciation and amortization	10.1	24.7	5.9	40.7

(1)  The 2008 information includes a goodwill and intangible asset impairment charge of $310.2 in the consumables management segment and $79.8 in the commercial aircraft segment.

(2)  Operating earnings includes an allocation of corporate IT costs, employee benefits and general and administrative costs based on the proportion of each segments’ systems users, number of employees and sales, respectively.

(3)  Corporate assets (including cash and cash equivalents) of $123.8, $144.6 and $256.7 at December 31, 2010, 2009 and 2008, respectively, have been allocated to the above segments based on each segments respective percentage of total assets.

Geographic Information

The Company operated principally in three geographic areas, the United States, Europe (primarily the United Kingdom) and emerging markets, such as Asia, Pacific Rim, and the Middle East. There were no significant transfers between geographic areas during these periods.

The following table presents revenues and operating earnings based on the originating location for the fiscal years ended December 31, 2010, 2009 and 2008. Additionally, it presents all identifiable assets related to the operations in each geographic area as of December 31, 2010 and 2009:

	Fiscal Year Ended December 31,
	2010	2009	2008
Revenues:
Domestic	$1,422.6	$1,399.5	$1,428.8
Foreign	561.6	538.2	681.2
	$1,984.2	$1,937.7	$2,110.0

Operating earnings (loss):
Domestic	$181.3	$178.2	$(129.7)
Foreign	134.7	117.9	93.5
	$316.0	$296.1	$(36.2)

	December 31,
Identifiable assets:	2010	2009
Domestic	$2,705.7	$2,337.3
Foreign	712.3	502.8
	$3,418.0	$2,840.1

Revenues by geographic area, (based on destination), for the fiscal years ended December 31, 2010, 2009, and 2008 were as follows:

	Fiscal Year Ended December 31,
	2010		2009		2008
		% of		% of		% of
	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues

U.S.	$1,005.6	50.7%	$943.3	48.7%	$994.4	47.1%
Europe	495.1	25.0%	449.3	23.2%	508.9	24.1%
Asia, Pacific Rim,
Middle East and other	483.5	24.3%	545.1	28.1%	606.7	28.8%
	$1,984.2	100.0%	$1,937.7	100.0%	$2,110.0	100.0%

Export revenues from the United States to customers in foreign countries amounted to $493.5, $533.8 and $566.9 in the fiscal years ended December 31, 2010, 2009 and 2008, respectively.

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

The carrying amounts of cash and cash equivalents (which the Company classifies as Level 1 assets), accounts receivable-trade, and accounts payable represent their respective fair values due to their short term nature. The carrying amount of the Company’s debt under the Term Loan Facility as of December 31, 2009 is a reasonable estimate of its fair value as interest is based upon floating market rates. There was no debt outstanding under the Facility as of December 31, 2010.  The fair value of the Company’s 8.5% Notes, based on market prices for publicly-traded debt, was $657.0 and $636.0 as of December 31, 2010 and 2009, respectively. The fair value of the Company’s 6.875% Notes, based on market prices for publicly-traded debt was $671.1 as of December 31, 2010.
.
The fair value information presented herein is based on pertinent information available to management at December 31, 2010 and 2009, respectively. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since those dates, and current estimates of fair value may differ significantly from the amounts presented herein.

15.   SELECTED QUARTERLY DATA (Unaudited)

Summarized quarterly financial data for the fiscal years ended December 31, 2010 and December 31, 2009 are as follows:

	Fiscal Year Ended December 31, 2010
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenues	$463.5	$483.9	$495.0	$541.8
Gross profit	167.8	174.3	183.9	194.5
Net earnings	33.8	37.3	41.0	31.2
Basic net earnings per share (1)	0.34	0.37	0.41	0.31
Diluted net earnings per share (1)	0.34	0.37	0.41	0.31

	Fiscal Year Ended December 31, 2009
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenues	$523.7	$474.8	$459.8	$479.4
Gross profit	176.7	165.3	162.1	165.1
Net earnings	37.9	34.7	36.1	33.3
Basic net earnings per share (1)	0.39	0.35	0.37	0.34
Diluted net earnings per share (1)	0.38	0.35	0.36	0.33

(1)	Net earnings per share are computed individually for each quarter presented. Therefore, the sum of the quarterly net earnings per share may not necessarily equal the total for the year.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
FOR THE FISCAL YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008
(In millions)

	Balance
	At				Balance
	Beginning			Write-	At End
	Of			Offs/	Of
	Period	Expenses	Other	Disposals	Period
Deducted From Assets:
Allowance for doubtful accounts:
Fiscal year ended December 31, 2010	$7.4	$3.0	$0.6	$3.6	$7.4
Fiscal year ended December 31, 2009	12.2	(1.6)	0.1	3.3	7.4
Fiscal year ended December 31, 2008	4.5	8.7	(0.3)	0.7	12.2

Reserve for obsolete inventories:
Fiscal year ended December 31, 2010	$33.5	$24.7	$--	$12.9	$45.3
Fiscal year ended December 31, 2009	41.0	15.2	--	22.7	33.5
Fiscal year ended December 31, 2008	32.2	11.0	--	2.2	41.0

Deferred tax asset valuation allowance:
Fiscal year ended December 31, 2010	$10.5	$--	$3.9	$--	$14.4
Fiscal year ended December 31, 2009	6.9	--	3.6	--	10.5
Fiscal year ended December 31, 2008	9.8	--	(2.9)	--	6.9