Form 10-Q
period 2011-03-31
BE AEROSPACE INC
filed 2011-05-04
CIK 861361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For The Quarterly Period Ended March 31, 2011

Commission File No. 0-18348

BE AEROSPACE, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	06-1209796
(State of Incorporation)	(I.R.S. Employer Identification No.)

1400 Corporate Center Way
Wellington, Florida  33414
(Address of principal executive offices)

(561) 791-5000
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES [X]  NO [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES [X]  NO [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:  Large accelerated filer [X]   Accelerated filer [  ]   Non-accelerated filer (do not check if a smaller reporting company) [  ]   Smaller reporting company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES [ ]  NO [X]

The registrant has one class of common stock, $0.01 par value, of which 103,114,971 shares were outstanding as of May 2, 2011.

BE AEROSPACE, INC.

Form 10-Q for the Quarter Ended March 31, 2011

PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BE AEROSPACE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In Millions, Except Share Data)

	March 31,	December 31,
	2011	2010

ASSETS

Current assets:
Cash and cash equivalents	$120.8	$78.7
Accounts receivable – trade, less allowance for doubtful
accounts ($7.4 at March 31, 2011 and December 31, 2010)	336.9	285.4
Inventories, net	1,412.8	1,372.0
Deferred income taxes	35.4	36.0
Other current assets	34.4	37.4
Total current assets	1,940.3	1,809.5

Property and equipment, net of accumulated depreciation
($204.2 at March 31, 2011 and $193.7 at December 31, 2010)	172.3	169.3
Goodwill	1,023.3	994.5
Identifiable intangible assets, net	385.6	390.5
Deferred income taxes	3.1	2.9
Other assets, net	49.5	51.3
	$3,574.1	$3,418.0

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$218.9	$169.7
Accrued liabilities	294.2	283.7
Current maturities of long-term debt	0.5	0.5
Total current liabilities	513.6	453.9

Long-term debt, net of current maturities	1,245.1	1,245.1
Deferred income taxes, net	89.3	80.6
Other non-current liabilities	36.6	34.4

Commitments, contingencies and off-balance sheet
arrangements (Note 7)
Stockholders' equity:
Preferred stock, $0.01 par value; 1.0 million shares
authorized; no shares outstanding	--	--
Common stock, $0.01 par value; 200.0 million shares
authorized; 103.5 million shares issued as of March 31, 2011
and December 31, 2010	1.0	1.0
Additional paid-in capital	1,574.6	1,562.8
Retained earnings	146.5	96.2
Accumulated other comprehensive loss	(32.6)	(56.0)
Total stockholders' equity	1,689.5	1,604.0
	$3,574.1	$3,418.0

See accompanying notes to condensed consolidated financial statements.

BE AEROSPACE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
(In Millions, Except Per Share Data)

	THREE MONTHS ENDED
	March 31,	March 31,
	2011	2010

Revenues	$600.2	$463.5
Cost of sales	377.5	295.7
Selling, general and administrative	85.4	68.7
Research, development and engineering	37.2	27.1

Operating earnings	100.1	72.0

Operating earnings, as percentage
of revenues	16.7%	15.5%

Interest expense, net	26.2	20.8

Earnings before income taxes	73.9	51.2

Income taxes	23.6	17.4

Net earnings	$50.3	$33.8

Net earnings per common share:
Basic	$0.50	$0.34
Diluted	$0.49	$0.34

Weighted average common shares:
Basic	100.9	99.5
Diluted	101.7	100.5

See accompanying notes to condensed consolidated financial statements.

BE AEROSPACE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Millions)

	THREE MONTHS ENDED
	March 31,	March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$50.3	$33.8
Adjustments to reconcile net earnings to net cash flows provided by operating activities, net of effects from acquisition:
Depreciation and amortization	15.5	12.5
Deferred income taxes	14.2	16.1
Non-cash compensation	6.4	6.9
Provision for doubtful accounts	0.1	0.3
Loss on disposal of property and equipment	0.2	0.4
Tax benefits realized from prior exercises of employee stock options	(5.6)	--
Changes in operating assets and liabilities:
Accounts receivable	(45.3)	(45.8)
Inventories	(31.8)	(26.0)
Other current assets and other assets	5.3	(1.7)
Accounts payable and accrued liabilities	51.5	51.0
Net cash provided by operating activities	60.8	47.5

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(10.3)	(9.3)
Acquisitions, net of cash acquired	(17.5)	--
Net cash used in investing activities	(27.8)	(9.3)

CASH FLOWS FROM FINANCING ACTIVITIES:
Tax benefits realized from prior exercises of employee stock options	5.6	--
Principal payments on long-term debt	(0.1)	(0.2)
Borrowings on line of credit	30.0	--
Repayments on line of credit	(30.0)	--
Net cash provided by (used in) financing activities	5.5	(0.2)

Effect of foreign exchange rate changes on cash and cash equivalents	3.6	(4.2)

Net increase in cash and cash equivalents	42.1	33.8

Cash and cash equivalents, beginning of period	78.7	120.1

Cash and cash equivalents, end of period	$120.8	$153.9

Supplemental disclosures of cash flow information:
Cash paid during period for:
Interest	$32.5	$6.3
Income taxes	3.4	2.8

See accompanying notes to condensed consolidated financial statements.

BE AEROSPACE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited - In Millions, Except Per Share Data)

Note 1.                  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  All adjustments which, in the opinion of management, are considered necessary for a fair presentation of the results of operations for the periods shown, are of a normal recurring nature and have been reflected in the condensed consolidated financial statements.  The results of operations for the periods presented are not necessarily indicative of the results expected for the full fiscal year or for any future period.  The information included in these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the BE Aerospace, Inc. (the “Company”) Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts and related disclosures.  Actual results could differ from those estimates.

Note 2.                  Business Combinations

During 2010, the Company completed two acquisitions for an aggregate purchase price of approximately $469. During the first quarter of 2011, the Company completed one acquisition for approximately $20.  These acquisitions were accounted for as purchases under FASB ASC 805, Business Combinations (“ASC 805”). The assets purchased and liabilities assumed for these acquisitions have been reflected in the accompanying consolidated balance sheet as of March 31, 2011 and the results of operations for the acquisitions are included in the accompanying consolidated statement of earnings from the respective dates of acquisition.

TSI

On October 26, 2010, the Company acquired the TSI Group (“TSI”), a privately-held company, for a net purchase price of approximately $307 in cash. TSI designs, engineers and manufactures customized, fully integrated, thermal management and interconnect solutions that address complex power management requirements of a broad range of customers in the aerospace and defense industries.  The estimated excess of the purchase price over the fair value of the identifiable net tangible assets acquired approximated $286.1 of which $57.5 has been allocated to identified intangible assets and $228.6 is included in goodwill.

Satair

On October 27, 2010, the Company acquired the aerospace fastener distribution business of Satair A/S (“Satair”), for approximately $162 in cash.  Satair is a distributor of consumables to European and Asia Pacific aerospace manufacturers and their suppliers.  The estimated excess of the purchase price over the fair value of identifiable net tangible assets acquired approximated $90.6 of which $17.6 has been allocated to identified intangible assets and $73.0 is included in goodwill.

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

Consolidated unaudited pro forma revenues, net earnings, and diluted net earnings per share for the three month period ended March 31, 2010 giving effect to the TSI and Satair acquisitions as if they had occurred on January 1, 2010 were $519.3, $33.0 and $0.33, respectively.

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

	March 31, 2011	December 31, 2010
Purchased materials and component parts	$149.4	$140.0
Work-in-process	150.9	130.8
Finished goods	1,112.5	1,101.2
	$1,412.8	$1,372.0

Note 4.                  Intangible Assets

The table below sets forth the intangible assets by major asset class, all of which were acquired through business purchase transactions:

		March 31, 2011
				Net
	Useful Life	Original	Accumulated	Book
	(Years)	Cost	Amortization	Value
Acquired technologies	9-34	$101.9	$42.6	$59.3
Trademarks and patents	5-20	29.1	20.2	8.9
Technical qualifications, plans
and drawings	18-30	30.6	24.2	6.4
Replacement parts annuity
and product approvals	5-30	40.3	35.3	5.0
Customer contracts and relationships	8-30	339.9	34.2	305.7
Covenants not to compete and
other identified intangibles	5-30	5.7	5.4	0.3
		$547.5	$161.9	$385.6

Amortization expense on identifiable intangible assets was approximately $6.4 and $5.2 for the three month periods ended March 31, 2011 and 2010, respectively. The Company expects to report amortization expense of approximately $26 in each of the next five fiscal years. The future amortization amounts are estimates.  Actual future amortization expense may be different due to future acquisitions, impairments, changes in amortization periods, or other factors. The Company expenses costs to renew or extend the term of a recognized intangible asset.

Note 5.                  Long-Term Debt

As of March 31, 2011, long-term debt consisted of $644.4 of the Company’s 6.875% Senior Unsecured Notes due 2020 (net of original issue discount) and $600.0 aggregate principal amount of the Company’s 8.5% Senior Unsecured Notes due 2018. The Company also has a $750.0 Revolving Credit Facility (the “Revolving Credit Facility”), none of which was drawn at March 31, 2011.

Borrowings under the Revolving Credit Facility bear interest at an annual rate equal to the London interbank offered rate (“LIBOR”) (as defined in the Revolving Credit Agreement, the “Credit Agreement”) plus 250 basis points or Prime (as defined in the Credit Agreement) plus 150 basis points. If drawn, as of March 31, 2011, the rate under the Revolving Credit Facility was approximately 2.8%.

Letters of credit outstanding under the Credit Agreement aggregated $5.6 at March 31, 2011.

The Credit Agreement contains an interest coverage ratio financial covenant (as defined in the Credit Agreement) that must be maintained at a level greater than 2.25 to 1. The Credit Agreement also contains a total leverage ratio covenant (as defined in the Credit Agreement) which limits net debt to a 4.25 to 1 multiple of EBITDA (as defined in the Credit Agreement).  The Credit Agreement is collateralized by substantially all of the Company’s assets and contains customary affirmative covenants, negative covenants and conditions precedent for borrowings.  The Company was in compliance with all of the covenants in the Credit Agreement as of March 31, 2011.

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

The carrying amounts of cash and cash equivalents (which the Company classifies as Level 1 assets), accounts receivable-trade and accounts payable represent their respective fair values due to their short term nature.  There was no debt outstanding under the Revolving Credit Facility as of March 31, 2011.  The fair value of the Company’s Senior Unsecured Notes, based on market prices for publicly-traded debt, was $1,337.3 and $1,328.1 as of March 31, 2011 and December 31, 2010, respectively.

Note 7.                  Commitments, Contingencies and Off-Balance Sheet Arrangements

Lease Commitments — The Company finances its use of certain facilities and equipment under committed lease arrangements provided by various institutions.  Since the terms of these arrangements meet the accounting definition of operating lease arrangements, the aggregate sum of future minimum lease payments is not reflected on the condensed consolidated balance sheet.  At March 31, 2011, future minimum lease payments under these arrangements totaled approximately $161.0; the majority of which related to the long-term real estate leases.

Litigation — The Company is a defendant in various legal actions arising in the normal course of business, the outcomes of which, in the opinion of management, neither individually nor in the aggregate are likely to result in a material adverse effect on the Company's condensed consolidated financial statements.

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

	THREE MONTHS ENDED
	March 31,	March 31,
	2011	2010
Beginning balance	$38.0	$26.6
Accruals during the period	10.5	8.7
Settlements made	(4.8)	(4.9)
Ending balance	$43.7	$30.4

Note 8.                  Accounting for Stock-Based Compensation

The Company has a Long Term Incentive Plan (“LTIP”) under which the Company’s Compensation Committee has the authority to grant stock options, stock appreciation rights, restricted stock, restricted stock units or other forms of equity based or equity related awards.

Compensation cost generally is being recognized on a straight-line basis over the vesting period of the shares.  Share-based compensation of $6.1 and $6.6 was recognized during the three month periods ended March 31, 2011 and 2010, respectively, related to the equity grants made pursuant to the LTIP.  Unrecognized compensation expense related to equity grants, including the estimated impact of any future forfeitures, was $45.6 at March 31, 2011.

The Company has established a qualified Employee Stock Purchase Plan which allows qualified employees (as defined in the Employee Stock Purchase Plan) to purchase shares of the Company's common stock at a price equal to 85% of the closing price at the end of each semi-annual stock purchase period.  Compensation cost for this plan was not material to any of the periods presented.

Note 9.                  Segment Reporting

The Company is organized based on the products and services it offers.  The Company’s reportable segments, which are also its operating segments, are comprised of commercial aircraft, consumables management and business jet.

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

The following table presents revenues and operating earnings by reportable segment:

	THREE MONTHS ENDED
	March 31,	March 31,
	2011	2010
Revenues
Commercial aircraft	$310.3	$230.1
Consumables management	230.8	186.1
Business jet	59.1	47.3
	$600.2	$463.5

Operating earnings (1)
Commercial aircraft	$49.3	$33.8
Consumables management	44.6	36.8
Business jet	6.2	1.4
	100.1	72.0

Interest expense	26.2	20.8
Earnings before income taxes	$73.9	$51.2

(1)   Operating earnings include an allocation of corporate IT costs, employee benefits and general and administrative costs based on the proportion of each segment’s systems users, number of employees and sales.

The following table presents capital expenditures by reportable segment:

	THREE MONTHS ENDED
	March 31,	March 31,
	2011	2010
Capital expenditures
Commercial aircraft	$7.0	$7.0
Consumables management	2.4	1.9
Business jet	0.9	0.4
	$10.3	$9.3

The following table presents goodwill by reportable segment:

	March 31,	December 31,
	2011	2010
Goodwill
Commercial aircraft	$390.2	$388.5
Consumables management	544.4	517.3
Business jet	88.7	88.7
	$1,023.3	$994.5

The following table presents total assets by reportable segment:

	March 31,	December 31,
	2011	2010
Total assets (2)
Commercial aircraft	$1,174.2	$1,131.9
Consumables management	2,105.1	2,014.8
Business jet	294.8	271.3
	$3,574.1	$3,418.0

(2)   Corporate assets (including cash and cash equivalents) of $106.6 and $123.8 at March 31, 2011 and December 31, 2010, respectively, have been allocated to the above segments based on each segment’s respective percentage of total assets.

Note 10.                  Net Earnings Per Common Share

Basic net earnings per common share is computed using the weighted average common shares outstanding during the period. Diluted net earnings per common share is computed by using the weighted average common shares outstanding including the dilutive effect of stock options, shares issued under the Employee Stock Purchase Plan and restricted shares based on an average share price during the period.  For the three months ended March 31, 2011 and 2010, securities totaling approximately 0.4 and 0.6, respectively, were excluded from the determination of diluted earnings per common share because their effect would have been anti-dilutive. The computations of basic and diluted earnings per share for the three months ended March 31, 2011 and 2010, respectively, are as follows:

	THREE MONTHS ENDED
	March 31,	March 31,
	2011	2010
Net earnings	$50.3	$33.8

Basic weighted average common shares	100.9	99.5
Effect of dilutive stock options and
employee stock puchase plan shares	0.1	0.1
Effect of restricted shares issued	0.7	0.9
Diluted weighted average common shares	101.7	100.5

Basic net earnings per share	$0.50	$0.34
Diluted net earnings per share	$0.49	$0.34

Note 11.                  Comprehensive Earnings

Comprehensive earnings is defined as all changes in a company's net assets except changes resulting from transactions with stockholders. It differs from net earnings in that certain items currently recorded to equity would be a part of comprehensive earnings.

The following table sets forth the computation of comprehensive earnings for the periods presented:

	THREE MONTHS ENDED
	March 31,	March 31,
	2011	2010
Net earnings	$50.3	$33.8
Other comprehensive earnings:
Foreign exchange translation
and other adjustments	23.4	(24.8)
Comprehensive earnings	$73.7	$9.0

Note 12.                  Accounting for Uncertainty in Income Taxes

In accordance with FASB ASC 740, Income Taxes (“ASC 740”), the Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.

As of March 31, 2011 and December 31, 2010, the Company had $20.2 and $18.9, respectively, of net unrecognized tax benefits.  This amount of unrecognized tax benefits, if recognized, would affect the effective tax rate.

The Company classifies interest and penalties related to tax matters as a component of income tax expense. As of March 31, 2011 and December 31, 2010, the accrual related to interest and penalties was insignificant.

During 2010, the Company completed its U.S. federal income tax examination for fiscal year 2006 with immaterial adjustments, and with minor exceptions, the Company is currently open to audit by the tax authorities for the four tax years ended December 31, 2010. There are currently no material income tax audits in progress.

BE AEROSPACE, INC.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(In Millions, Except Per Share Data)

OVERVIEW

The following discussion and analysis addresses the results of our operations for the three months ended March 31, 2011, as compared to our results of operations for the three months ended March 31, 2010. In addition, the discussion and analysis addresses our liquidity, financial condition and other matters for these periods.

Based on our experience in the industry, we believe that we are the world’s largest manufacturer of cabin interior products for commercial aircraft and for business jets, and the leading aftermarket distributor and value added service provider of aerospace fasteners and other consumable products. We sell our manufactured products directly to virtually all of the world’s major airlines and aerospace manufacturers. In addition, based on our experience, we believe that we have achieved leading global market positions in each of our major product categories which include:

•	a broad line of aerospace fasteners consisting of over 300,000 Stock Keeping Units (“SKUs”) serving the aerospace, commercial aircraft, business jet and military and defense industries;

•	commercial aircraft seats, including an extensive line of super first class, first class, business class, tourist class and regional aircraft seats;

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

We also design, engineer and manufacture customized fully integrated thermal and power management solutions for participants in the defense industry, aerospace original equipment manufacturers (“OEMs”) and the airlines.  In addition, we provide comprehensive aircraft cabin interior reconfiguration services.

We conduct our operations through strategic business units that have been aggregated under three reportable segments: commercial aircraft, consumables management and business jet.

Revenues by reportable segment for the three month periods ended March 31, 2011 and March 31, 2010, respectively, were as follows:

	THREE MONTHS ENDED
	March 31, 2011		March 31, 2010
	Revenues	% of Revenues	Revenues	% of Revenues
Commercial aircraft	$310.3	51.7%	$230.1	49.6%
Consumables management	230.8	38.5%	186.1	40.2%
Business jet	59.1	9.8%	47.3	10.2%
Total revenues	$600.2	100.0%	$463.5	100.0%

Revenues by geographic area (based on destination) for the three month periods ended March 31, 2011 and March 31, 2010, respectively, were as follows:

	THREE MONTHS ENDED
	March 31, 2011		March 31, 2010
		% of		% of
	Revenues	Revenues	Revenues	Revenues
United States	$311.4	51.9%	$238.1	51.4%
Europe	157.6	26.2%	107.8	23.2%
Asia, Pacific Rim,
Middle East and
Other	131.2	21.9%	117.6	25.4%
Total revenues	$600.2	100.0%	$463.5	100.0%

Revenues from our domestic and foreign operations for the three month periods ended March 31, 2011 and March 31, 2010, respectively, were as follows:

	THREE MONTHS ENDED
	March 31, 2011	March 31, 2010
Domestic	$421.2	$337.7
Foreign	179.0	125.8
Total revenues	$600.2	$463.5

New product development is a strategic initiative for us. Our customers regularly request that we engage in new product development and enhancement activities. We believe these activities protect and enhance our leadership position. We believe our investments in research and development over the past several years have been a driving force behind our ongoing market share gains. Research, development and engineering spending was approximately 6.2% of sales during the first quarter of 2011 and is expected to remain at approximately 5%-6% of sales for the next several years.

We also believe in providing our businesses with the tools required to remain competitive. In that regard, we have invested, and intend to continue to invest, in property and equipment that enhances our productivity. Taking into consideration recent program awards to deliver multi-year programs for the Airbus A350, our targeted capacity utilization levels, recent acquisitions and current industry conditions, we expect that our capital expenditures will be approximately $90 over the next twelve months.

The important global airline metrics which we follow are mostly positive. International traffic was up 7.3% for the first two months of the year, while international passenger capacity has increased by 9.2% year-to-date. Premium international traffic has also continued to rise. In February 2011, international premium travel was up 7.7% versus February 2010. The airlines are closely monitoring rising oil prices and to date have responded rationally by carefully managing capacity and passing on cost increases in an orderly fashion.  U.S. airlines have successfully implemented eight fare increases so far this year, more or less offsetting the higher cost of fuel.

RESULTS OF OPERATION

THREE MONTHS ENDED MARCH 31, 2011,
AS COMPARED TO THREE MONTHS ENDED MARCH 31, 2010
($ in Millions, Except Per Share Data)

Consolidated Results

	REVENUES
	Three Months Ended March 31,
			Percent
	2011	2010	Change
Commercial aircraft	$310.3	$230.1	34.9%
Consumables management	230.8	186.1	24.0%
Business jet	59.1	47.3	24.9%
Total revenues	$600.2	$463.5	29.5%

First quarter 2011 revenues of $600.2 increased $136.7, or 29.5%, as compared with the same period of the prior year.  First quarter 2011 results reflect the recent acquisitions of TSI Group, Inc. (“TSI”) and Satair A/S’s aerospace fastener distribution business (“Satair”) (the ”2010 Acquisitions”).

Cost of sales for the current period was $377.5, or 62.9% of sales, as compared with cost of sales of $295.7, or 63.8% of sales in the prior year period.  The 90 basis point decrease in costs of sales (90 basis point increase in gross margin) is due to a double digit increase in spares and consumables revenues and ongoing manufacturing efficiencies initiatives.

Selling, general and administrative (“SG&A”) expenses for the first quarter of 2011 were $85.4, or 14.2% of sales as compared with SG&A of $68.7, or 14.8% of sales in the same period in 2010. The higher level of SG&A in the current period is primarily due to the acquisitions of Satair and TSI in the fourth quarter of 2010 ($9.9) and other costs and expenses associated with the 29.5% increase in revenues.

Research, development and engineering expense for the first quarter of 2011 was $37.2, or 6.2% of sales as compared with $27.1, or 5.8% of sales in the same period in 2010.  The $10.1 increase in spending is primarily due to new product development activities in our commercial aircraft segment associated with our record $3.2 billion backlog.

First quarter 2011 operating earnings of $100.1 increased 39.0% on the aforementioned 29.5% increase in revenues.  Operating margin was 16.7% and expanded 120 basis points as compared with the prior year period.  Operating earnings growth and operating margin expansion were driven by higher sales volume, improved revenue mix and ongoing operational efficiency initiatives.

Interest expense in the first quarter 2011 of $26.2 increased by $5.4 as a result of the higher debt level due to the 2010 Acquisitions.

First quarter 2011 earnings before income taxes of $73.9 increased by $22.7, or 44.3% as compared with the prior year period, reflecting a 39.0% increase in operating earnings, offset by a $5.4 increase in interest expense.

Income tax expense in the current period of $23.6, or 31.9% of earnings before income taxes, increased by $6.2 as compared with the prior year period income tax expense of $17.4, which represented 34.0% of earnings before income taxes.  The lower tax rate in the first quarter 2011 is primarily due to the inclusion of our research and development tax credit in the current year that was not present in 2010 and a more favorable income mix.

Net earnings for the first quarter 2011 of $50.3 and net earnings per diluted share of $0.49 increased $16.5 and $0.15, respectively, as compared with the prior year period for the reasons described above.

Bookings during the first quarter of 2011 were approximately $756, representing a book-to-bill ratio of 1.26:1.  Backlog at March 31, 2011 stood at approximately $3.2 billion as compared with $3.1 billion at December 31, 2010.

Segment Results

The following is a summary of operating earnings by segment:

	OPERATING EARNINGS
	Three Months Ended March 31,
			Percent
	2011	2010	Change
Commercial aircraft	$49.3	$33.8	45.9%
Consumables management	44.6	36.8	21.2%
Business jet	6.2	1.4	342.9%
Total operating earnings	$100.1	$72.0	39.0%

First quarter 2011 commercial aircraft segment (“CAS”) revenues of $310.3 increased 34.9% as compared with the prior year period. CAS first quarter 2011 operating earnings of $49.3 increased 45.9% and operating margin of 15.9% expanded 120 basis points as compared with the prior year period, primarily due to an improved revenue mix and ongoing operational efficiency initiatives.  Margin expansion at CAS was aided by year-over-year double digit increases in CAS spares sales.

First quarter 2011 consumables management segment (“CMS”) revenues of $230.8 increased 24.0% and operating earnings of $44.6 increased 21.2%, as compared with the first quarter of 2010.  Operating margin of 19.3% was 50 basis points lower than the prior year due to the margin drag from the Satair acquisition.

First quarter 2011 business jet segment revenues of $59.1 increased by $11.8, or 24.9% as compared with the prior year period. Operating earnings of $6.2 increased $4.8, or 342.9% as compared with the prior year period.  First quarter 2011 operating margin of 10.5% expanded by 750 basis points, reflecting both the increase in revenues and an improved mix of revenues.

LIQUIDITY AND CAPITAL RESOURCES

Current Financial Condition

As of March 31, 2011, our net debt-to-net capital ratio was 40.0%.  Net debt was $1,124.8, which represented total debt of $1,245.6, less cash and cash equivalents of $120.8. At March 31, 2011, net capital (total debt plus total stockholders’ equity less cash and cash equivalents) was $2,814.3.  As of March 31, 2011, long-term debt consisted of $644.4 of the Company’s 6.875% Senior Unsecured Notes (net of original issue discount) due 2020 (the “6.875% Notes”) and $600.0 aggregate principal amount of the Company’s 8.5% Senior Unsecured Notes due 2018 (the “8.5% Notes”).  At March 31, 2011 there were no amounts outstanding under the Revolving Credit Facility (as defined below).  Cash on hand at March 31, 2011 increased by $42.1 as compared with cash on hand at December 31, 2010 as a result of cash flows from operating activities less capital expenditures of $10.3 and acquisitions of $17.5. Our liquidity requirements consist of working capital needs, ongoing capital expenditures and payments of interest and principal on our indebtedness.  Our primary requirements for working capital are directly related to the level of our operations.

Working capital as of March 31, 2011 was $1,426.7, an increase of $71.1 as compared with working capital at December 31, 2010. As of March 31, 2011, total current assets increased by $130.8 and total current liabilities increased by $59.7. The increase in current assets related to an increase in cash of $42.1 (as described above) and a $51.5 increase in accounts receivable.  Inventories increased by $40.8, principally at the commercial aircraft segment, to support future revenue growth. The increase in total current liabilities was primarily due to an increase in accounts payable of $49.2 and an increase in accrued liabilities of $10.5. Accounts payable were higher at March 31, 2011 due to the increase in business activity.  Accrued liabilities increased at March 31, 2011 as compared with December 31, 2010 primarily due to deferred revenues ($8.4) and accrued warranties ($5.7), offset by accrued compensation expense ($10.1).

Cash Flows

As of March 31, 2011, our cash and cash equivalents were $120.8 compared to $78.7 at December 31, 2010. Cash generated from operating activities was $60.8 for the three months ended March 31, 2011, as compared to $47.5 in the same period in the prior year.  The primary sources of cash from operations during the three months ended March 31, 2011 were net earnings of $50.3, adjusted by depreciation and amortization of $15.5, non-cash compensation of $6.4, a $14.2 decrease in deferred income taxes and a $51.5 increase in accounts payable and accrued liabilities. Offsetting these sources of cash were a $45.3 increase in accounts receivable as a result of increased revenues and a $31.8 increase in inventories as a result of our record backlog.

Capital Spending

Our capital expenditures were $10.3 and $9.3 during the three months ended March 31, 2011 and 2010, respectively.  We expect capital expenditures of approximately $90 over the next twelve months.  These capital expenditures are needed to support our recent program awards including the Airbus A350, and take into consideration our targeted capacity utilization levels, recent acquisitions and current industry conditions. We have, in the past, generally funded our capital expenditures with cash from operations and funds available to us under revolving bank credit facilities. We expect to fund future capital expenditures from cash on hand, from operations and from funds available to us under our Revolving Credit Facility.

Outstanding Debt and Other Financing Arrangements

Long-term debt at March 31, 2011 consisted principally of $644.4 of the 6.875% Notes (net of original issue discount) due 2020 and $600.0 aggregate principal amount of the 8.5% Notes due 2018.

On December 9, 2010, the Company entered into an Amended and Restated Credit Agreement (the “Credit Agreement”), which consists of a five-year, $750.0 senior secured revolving credit facility.  The Credit Agreement also provides an option for the Company to request additional incremental revolving credit borrowing capacity and incremental term loans, in each case upon the satisfaction of certain customary terms and conditions. At March 31, 2011, there were no amounts outstanding under the Credit Agreement.

The Company's obligations under the Credit Agreement are secured by liens on substantially all of the Company's domestic assets, including a pledge of a portion of the capital stock of certain foreign subsidiaries owned directly by the Company.  Amounts borrowed and outstanding under the Credit Agreement will, in certain circumstances, be required to be prepaid with the proceeds from certain asset sales, subject to certain thresholds and reinvestment rights.  Unless terminated earlier, the Credit Agreement will mature in December 2015.

The Credit Agreement contains an interest coverage ratio financial covenant (as defined in the Credit Agreement) that must be maintained at a level greater than 2.25 to 1. The Credit Agreement also contains a total leverage ratio covenant (as defined in the Credit Agreement) which limits net debt to a 4.25 to 1 multiple of EBITDA (as defined in the Credit Agreement). The Credit Agreement is collateralized by substantially all of the Company’s assets and contains customary affirmative covenants, negative covenants, and conditions precedent for borrowings, all of which were met as of March 31, 2011.

Contractual Obligations

The following table reflects our contractual obligations and commercial commitments as of March 31, 2011.  Commercial commitments include lines of credit, guarantees and other potential cash outflows resulting from a contingent event that requires performance by us or our subsidiaries pursuant to a funding commitment.

Contractual Obligations	2011	2012	2013	2014	2015	Thereafter	Total
Long-term debt and other non-current liabilities (1)	$0.5	$2.3	$0.8	$0.7	$0.9	$1,256.8	$1,262.0
Operating leases	19.0	23.1	20.7	19.0	18.6	60.6	161.0
Purchase obligations (2)	29.7	7.7	5.1	2.1	1.6	1.2	47.4
Future interest payment on outstanding debt (3)	98.5	99.3	99.3	99.3	99.3	350.9	846.6
Total	$147.7	$132.4	$125.9	$121.1	$120.4	$1,669.5	$2,317.0

Commercial Commitments
Letters of credit	$5.6	$--	$--	$--		$--	$5.6

(1)
Our liability for unrecognized tax benefits of $20.2 at March 31, 2011 has been omitted from the above table because we cannot determine with certainty when this liability will be settled.  It is reasonably possible that the amount of liability for unrecognized tax benefits will change in the next twelve months; however, we do not expect the change to have a significant impact on our consolidated financial statements.

(2)
Occasionally, we enter into purchase commitments for production materials and other items.  We also enter into unconditional purchase obligations with various vendors and suppliers of goods and services in the normal course of operations through purchase orders, other documentation or with an invoice.  Such obligations are generally outstanding for periods less than a year and are settled by cash payments upon delivery of goods and services and are not reflected as purchase obligations in this table.

(3)
Interest payments include estimated interest payments due on the 6.875% Notes and the 8.5% Notes based on the stated rate of 6.875% and 8.5%, respectively.  Actual interest payments on our obligations under the Credit Agreement will fluctuate based on LIBOR or prime rate pursuant to the terms of the senior secured credit facility.

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

Off-Balance Sheet Arrangements

Lease Arrangements

We finance our use of certain equipment under committed lease arrangements provided by various financial institutions. Since the terms of these arrangements meet the accounting definition of operating lease arrangements, the aggregate sum of future minimum lease payments is not reflected in our consolidated balance sheet.  Future minimum lease payments under these arrangements aggregated approximately $161.0 at March 31, 2011.

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

Deferred Tax Assets

We maintained a valuation allowance of approximately $14.4 as of March 31, 2011 primarily related to foreign tax credits and foreign net operating losses.

Critical Accounting Policies

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. We believe that our critical accounting policies are limited to those described in the Critical Accounting Policies section of Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.  There have been no changes to our critical accounting policies since December 31, 2010.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include, but are not limited to, all statements that do not relate solely to historical or current facts, including statements regarding acquisitions, the expected benefits derived from acquisitions, implementation and expected benefits of lean manufacturing and continuous improvement plans, our dealings with customers and partners, the consolidation of facilities, reduction of our workforce, integration of acquired businesses, ongoing capital expenditures, our ability to grow our business, the impact of the large number of grounded aircraft on demand for our products and our underlying assets, the adequacy of funds to meet our capital requirements, the ability to refinance our indebtedness, if necessary, the reduction of debt, the potential impact of new accounting pronouncements, and the impact on our business of the decreases in passenger traffic and the size of the airline fleet.  Such forward-looking statements include risks and uncertainties and our actual experience and results may differ materially from the experience and results anticipated in such statements. Factors that might cause such a difference include those discussed in our filings with the Securities and Exchange Commission (the "SEC"), under the heading "Risk Factors" in our Annual Report on Form 10-K, for the fiscal year ended December 31, 2010 as well as future events that may have the effect of reducing our available operating income and cash balances, such as unexpected operating losses, the impact of rising fuel prices on our airline customers, outbreaks in national or international hostilities, natural disaster or other environmental occurrences, terrorist attacks, prolonged health issues which reduce air travel demand (e.g., SARS, Swine Flu, Icelandic volcano eruptions, Japanese earthquake and tsunami), delays in, or unexpected costs associated with, the integration of acquisitions, conditions in the airline industry, conditions in the business jet industry, regulatory developments, litigation costs, problems meeting customer delivery requirements, our success in winning new or expected refurbishment contracts from customers, capital expenditures, increased leverage, possible future acquisitions, facility closures, product transition costs, labor disputes involving us, our significant customers or airframe manufacturers, the possibility of a write-down of intangible assets, delays or inefficiencies in the introduction of new products, fluctuations in currency exchange rates or our inability to properly manage our rapid growth.

Except as required under the federal securities laws and rules and regulations of the SEC, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented herein. These statements should be considered only after carefully reading the risk factors and the other information in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and this entire quarterly report on Form 10-Q.

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

From time to time, we and our foreign subsidiaries may enter into foreign currency exchange contracts to manage risk on transactions conducted in foreign currencies. At March 31, 2011, we had no outstanding forward currency exchange contracts.  In addition, we have not entered into any other derivative financial instruments.

Interest Rates – As of December 31, 2010, we paid off our adjustable rate debt.  We do not engage in transactions intended to hedge our exposure to changes in interest rates.

As of March 31, 2011, we maintained a portfolio of securities consisting mainly of taxable, interest-bearing deposits with weighted average maturities of less than three months.  If short-term interest rates were to increase or decrease by 10%, we estimate interest income would increase or decrease by less than $0.1 on an annualized basis.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness, of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934), as of March 31, 2011.   Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

   Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the first quarter of 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 6.	EXHIBITS

10.1    Employment Agreement dated February 23, 2011 between the Registrant and Sean Cromie

10.2    Employment Agreement dated May 1, 2009 between the Registrant and Richard Sharpe

10.3    BE Aerospace, Inc. Senior Executive Management Incentive Plan - FY 2011

10.4    BE Aerospace, Inc. Corporate Executive Incentive Plan 90% - FY 2011

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

BE AEROSPACE, INC.

Date: May 4, 2011	By:	/s/ Amin J. Khoury
Amin J. Khoury
Chairman and
Chief Executive Officer

Date: May 4, 2011	By:	/s/ Thomas P. McCaffrey
Thomas P. McCaffrey
Senior Vice President and
Chief Financial Officer

22