Form 10-Q
period 2011-06-30
BE AEROSPACE INC
filed 2011-08-03
CIK 861361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For The Quarterly Period Ended June 30, 2011

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

The registrant has one class of common stock, $0.01 par value, of which 103,158,236 shares were outstanding as of August 1, 2011.

BE AEROSPACE, INC.

Form 10-Q for the Quarter Ended June 30, 2011

PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BE AEROSPACE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In Millions, Except Share Data)

	June 30,	December 31,
	2011	2010

ASSETS

Current assets:
Cash and cash equivalents	$193.2	$78.7
Accounts receivable – trade, less allowance for doubtful
accounts ($8.2 at June 30, 2011 and $7.4 at December 31, 2010)	347.8	285.4
Inventories	1,424.1	1,372.0
Deferred income taxes	37.4	36.0
Other current assets	33.6	37.4
Total current assets	2,036.1	1,809.5

Property and equipment, net of accumulated depreciation
($208.0 at June 30, 2011 and $193.7 at December 31, 2010)	180.8	169.3
Goodwill	1,031.8	994.5
Identifiable intangible assets	380.9	390.5
Deferred income taxes	3.2	2.9
Other assets	48.7	51.3
	$3,681.5	$3,418.0

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$200.7	$169.7
Accrued liabilities	326.0	283.7
Current maturities of long-term debt	0.5	0.5
Total current liabilities	527.2	453.9

Long-term debt	1,245.0	1,245.1
Deferred income taxes	98.8	80.6
Other non-current liabilities	38.8	34.4

Commitments, contingencies and off-balance sheet
arrangements (Note 8)
Stockholders' equity:
Preferred stock, $0.01 par value; 1.0 million shares
authorized; no shares outstanding	--	--
Common stock, $0.01 par value; 200.0 million shares
authorized; 103.5 million shares issued as of June 30, 2011
and as of December 31, 2010	1.0	1.0
Additional paid-in capital	1,592.5	1,562.8
Retained earnings	201.3	96.2
Accumulated other comprehensive loss	(23.1)	(56.0)
Total stockholders' equity	1,771.7	1,604.0
	$3,681.5	$3,418.0

See accompanying notes to condensed consolidated financial statements.

BE AEROSPACE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
(In Millions, Except Per Share Data)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010

Revenues	$608.9	$483.9	$1,209.1	$947.4
Cost of sales	375.8	309.6	753.3	605.3
Selling, general and administrative	89.3	70.0	174.7	138.7
Research, development and engineering	37.1	25.5	74.3	52.6

Operating earnings	106.7	78.8	206.8	150.8

Operating earnings, as percentage
of revenues	17.5%	16.3%	17.1%	15.9%

Interest expense	26.0	19.9	52.2	40.7
Debt prepayment costs	--	2.5	--	2.5

Earnings before income taxes	80.7	56.4	154.6	107.6

Income taxes	25.9	19.1	49.5	36.5

Net earnings	$54.8	$37.3	$105.1	$71.1

Net earnings per common share:
Basic	$0.54	$0.37	$1.04	$0.71
Diluted	$0.54	$0.37	$1.03	$0.71

Weighted average common shares:
Basic	100.9	99.5	100.9	99.5
Diluted	101.8	100.7	101.7	100.6

See accompanying notes to condensed consolidated financial statements.

BE AEROSPACE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Millions)

	SIX MONTHS ENDED
	June 30,	June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$105.1	$71.1
Adjustments to reconcile net earnings to net cash flows provided by operating activities, net of effects from acquisitions:
Depreciation and amortization	30.3	25.0
Deferred income taxes	31.0	24.7
Non-cash compensation	12.8	13.9
Debt prepayment costs	--	2.5
Provision for doubtful accounts	1.0	1.0
Loss on disposal of property and equipment	0.4	0.5
Tax benefits realized from prior exercises of employee stock options	(15.2)	(5.4)
Changes in operating assets and liabilities:
Accounts receivable	(58.4)	(36.0)
Inventories	(43.9)	(28.8)
Other current assets and other assets	7.1	2.4
Accounts payable and accrued liabilities	60.4	25.4
Net cash provided by operating activities	130.6	96.3

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(21.1)	(16.9)
Acquisitions, net of cash acquired	(17.1)	--
Net cash used in investing activities	(38.2)	(16.9)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock issued	1.8	1.4
Tax benefits realized from prior exercises of employee stock options	15.2	5.4
Principal payments on long-term debt	(0.3)	(75.2)
Borrowings on line of credit	30.0	--
Repayments on line of credit	(30.0)	--
Net cash provided by (used in) financing activities	16.7	(68.4)

Effect of exchange rate changes on cash and cash equivalents	5.4	(7.2)

Net increase in cash and cash equivalents	114.5	3.8

Cash and cash equivalents, beginning of period	78.7	120.1

Cash and cash equivalents, end of period	$193.2	$123.9

Supplemental disclosures of cash flow information:
Cash paid during period for:
Interest	$50.7	$37.4
Income taxes	18.2	4.2

Supplemental schedule of noncash investing activities:
Accrued property additions	$7.4	$--

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

Note 2.                   New Accounting Standards

In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (ASU 2011-04), which amends FASB Accounting Standards Codification (ASC) 820, Fair Value Measurement.  These amendments, effective for the interim and annual periods beginning on or after December 15, 2011 (early adoption is prohibited), result in common definition of fair value and common requirements for measurement of and disclosure requirements between U.S. GAAP and IFRS. Consequently, the amendments change some fair value measurement principles and disclosure requirements. The adoption of ASU 2011-04 is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, which amends FASB ASC 220, Comprehensive Income.  This guidance, effective retrospectively for the interim and annual periods beginning on or after December 15, 2011 (early adoption is permitted), requires presentation of total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The option to present components of other comprehensive income as part of the statement of stockholders’ equity was eliminated. The items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income were not changed. Additionally, no changes were made to the calculation and presentation of earnings per share. The adoption of ASU 2011-05 is not expected to have a material impact on the Company’s consolidated financial statements.

Note 3.                  Business Combinations

During 2010, the Company completed two acquisitions for an aggregate purchase price of approximately $469. During the first half of 2011, the Company completed two insignificant acquisitions for a net aggregate purchase price of approximately $20.  These acquisitions were accounted for as purchases under FASB ASC 805, Business Combinations (“ASC 805”). The assets purchased and liabilities assumed for these acquisitions have been reflected in the accompanying consolidated balance sheet as of June 30, 2011 and the results of operations for the acquisitions are included in the accompanying consolidated statement of earnings from the respective dates of acquisition.

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

Consolidated unaudited pro forma revenues, net earnings, and diluted net earnings per share for the three and six month periods ended June 30, 2010 giving effect to the TSI and Satair acquisitions as if they had occurred on January 1, 2010 were $542.1, $38.4 and $0.38, respectively, and $1,061.4, $71.4 and $0.71, respectively.

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

	June 30, 2011	December 31, 2010
Purchased materials and component parts	$152.1	$140.0
Work-in-process	151.9	130.8
Finished goods	1,120.1	1,101.2
	$1,424.1	$1,372.0

Note 5.                  Intangible Assets

The table below sets forth the intangible assets by major asset class, all of which were acquired through business purchase transactions:

		June 30, 2011
				Net
	Useful Life	Original	Accumulated	Book
	(Years)	Cost	Amortization	Value
Acquired technologies	9-34	$102.3	$43.7	$58.6
Trademarks and patents	5-20	30.3	20.8	9.5
Technical qualifications, plans
and drawings	18-30	30.7	24.6	6.1
Replacement parts annuity
and product approvals	5-30	40.4	35.9	4.5
Customer contracts and relationships	8-30	340.3	38.3	302.0
Covenants not to compete and
other identified intangibles	5-30	5.7	5.5	0.2
		$549.7	$168.8	$380.9

Amortization expense on identifiable intangible assets was approximately $6.4 and $5.1 for the three month periods ended June 30, 2011 and 2010, respectively, and $12.8 and $10.3 for the six month periods ended June 30, 2011 and 2010, respectively. The Company expects to report amortization expense of approximately $26.0 in each of the next five fiscal years. The future amortization amounts are estimates.  Actual future amortization expense may be different due to future acquisitions, impairments, changes in amortization periods, or other factors. The Company expenses costs to renew or extend the term of a recognized intangible asset.

Note 6.                  Long-Term Debt

As of June 30, 2011, long-term debt consisted of $644.4 aggregate principal amount (net of original issue discount) of the Company’s 6.875% Senior Unsecured Notes due 2020 and $600.0 aggregate principal amount of the Company’s 8.5% Senior Unsecured Notes due 2018. The Company also has a $750.0 Revolving Credit Facility (the “Revolving Credit Facility”), none of which was drawn at June 30, 2011.

Borrowings under the Revolving Credit Facility bear interest at an annual rate equal to the London interbank offered rate (“LIBOR”) (as defined in the Amended and Restated Credit Agreement, the “Credit Agreement”) plus 250 basis points or Prime (as defined in the Credit Agreement) plus 150 basis points. If drawn, as of June 30, 2011, the rate under the Revolving Credit Facility was approximately 2.8%.

Letters of credit outstanding under the Credit Agreement aggregated $5.6 at June 30, 2011.

The Credit Agreement contains an interest coverage ratio financial covenant (as defined in the Credit Agreement) that must be maintained at a level greater than 2.25 to 1. The Credit Agreement also contains a total leverage ratio covenant (as defined in the Credit Agreement) which limits net debt to a 4.25 to 1 multiple of EBITDA (as defined in the Credit Agreement).  The Credit Agreement is collateralized by substantially all of the Company’s assets and contains customary affirmative covenants, negative covenants, and conditions precedent for borrowings.  The Company was in compliance with all of the covenants in the Credit Agreement as of June 30, 2011.

Note 7.                  Fair Value Measurements

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

The carrying amounts of cash and cash equivalents (which the Company classifies as Level 1 assets), accounts receivable-trade and accounts payable represent their respective fair values due to their short term nature.  There was no debt outstanding under the Revolving Credit Facility as of June 30, 2011.  The fair value of the Company’s Senior Unsecured Notes, based on market prices for publicly-traded debt, was $1,336.4 and $1,328.1 as of June 30, 2011 and December 31, 2010, respectively.

Note 8.                 Commitments, Contingencies and Off-Balance Sheet Arrangements

Lease Commitments — The Company finances its use of certain facilities and equipment under committed lease arrangements provided by various institutions.  Since the terms of these arrangements meet the accounting definition of operating lease arrangements, the aggregate sum of future minimum lease payments is not reflected in the condensed consolidated balance sheet.  At June 30, 2011, future minimum lease payments under these arrangements totaled approximately $190.8; the majority of which related to the long-term real estate leases.

Litigation — The Company is a defendant in various legal actions arising in the normal course of business, the outcomes of which, in the opinion of management, neither individually nor in the aggregate, are likely to result in a material adverse effect on the Company’s condensed consolidated financial statements.

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

	SIX MONTHS ENDED
	June 30,	June 30,
	2011	2010
Beginning balance	$38.0	$26.6
Accruals during the period	15.5	15.7
Settlements made	(8.7)	(9.5)
Ending balance	$44.8	$32.8

Note 9.                  Accounting for Stock-Based Compensation

The Company has a Long Term Incentive Plan (“LTIP”) under which the Company’s Compensation Committee has the authority to grant stock options, stock appreciation rights, restricted stock, restricted stock units or other forms of equity based or equity related awards.

Compensation cost generally is being recognized on a straight-line basis over the vesting period of the shares.  Share-based compensation of $6.2 and $12.3, and $6.9 and $13.5 was recognized during the three and six month periods ended June 30, 2011 and June 30, 2010, respectively, related to the equity grants made pursuant to the LTIP.  Unrecognized compensation expense related to equity grants, including the estimated impact of any future forfeitures, was $39.1 at June 30, 2011.

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

The following table presents revenues and operating earnings by reportable segment:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010
Revenues
Commercial aircraft	$308.5	$236.4	$618.8	$466.5
Consumables management	239.9	193.1	470.7	379.2
Business jet	60.5	54.4	119.6	101.7
	$608.9	$483.9	$1,209.1	$947.4

Operating earnings (1)
Commercial aircraft	$51.9	$36.6	$101.2	$70.4
Consumables management	48.3	38.2	92.9	75.0
Business jet	6.5	4.0	12.7	5.4
	106.7	78.8	206.8	150.8

Interest expense	26.0	19.9	52.2	40.7
Debt prepayment costs	--	2.5	--	2.5
Earnings before income taxes	$80.7	$56.4	$154.6	$107.6

(1)
Operating earnings include an allocation of corporate IT costs, employee benefits and general and administrative costs based on the proportion of each segment’s systems users, number of employees and sales.

The following table presents capital expenditures by reportable segment:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010
Capital expenditures
Commercial aircraft	$7.5	$4.0	$14.5	$10.8
Consumables management	2.3	2.7	4.7	4.6
Business jet	1.0	1.0	1.9	1.5
	$10.8	$7.7	$21.1	$16.9

The following table presents goodwill by reportable segment:

	June 30,	December 31,
	2011	2010
Goodwill
Commercial aircraft	$395.8	$388.5
Consumables management	547.3	517.3
Business jet	88.7	88.7
	$1,031.8	$994.5

    The following table presents total assets by reportable segment:

	June 30,	December 31,
	2011	2010
Total assets (2)
Commercial aircraft	$1,244.5	$1,131.9
Consumables management	2,137.7	2,014.8
Business jet	299.3	271.3
	$3,681.5	$3,418.0

(2)   Corporate assets (including cash and cash equivalents) of $175.7 and $123.8 at June 30, 2011 and December 31, 2010, respectively, have been allocated to the above segments based on each segment’s respective percentage of total assets.

Note 11.                          Net Earnings Per Common Share

Basic net earnings per common share is computed using the weighted average common shares outstanding during the period. Diluted net earnings per common share is computed by using the weighted average common shares outstanding including the dilutive effect of stock options, shares issued under the Employee Stock Purchase Plan and restricted shares based on an average share price during the period.  For the three and six month periods ended June 30, 2011 and 2010 securities totaling approximately 0.4 and 0.5, and 0.4 and 0.6, respectively, were excluded from the determination of diluted earnings per common share because their effect would have been anti-dilutive. The computations of basic and diluted earnings per share for the three and six month periods ended June 30, 2011 and 2010, respectively, are as follows:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010
Net earnings	$54.8	$37.3	$105.1	$71.1

Basic weighted average common shares	100.9	99.5	100.9	99.5
Effect of dilutive stock options and
employee stock purchase plan shares	0.1	0.1	0.1	0.1
Effect of restricted shares issued	0.8	1.1	0.7	1.0
Diluted weighted average common shares	101.8	100.7	101.7	100.6

Basic net earnings per share	$0.54	$0.37	$1.04	$0.71
Diluted net earnings per share	$0.54	$0.37	$1.03	$0.71

Note 12.                  Comprehensive Earnings

Comprehensive earnings is defined as all changes in a company's net assets except changes resulting from transactions with stockholders. It differs from net earnings in that certain items currently recorded to equity would be a part of comprehensive earnings.

The following table sets forth the computation of comprehensive earnings for the periods presented:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010
Net earnings	$54.8	$37.3	$105.1	$71.1
Other comprehensive earnings:
Foreign exchange translation
and other adjustments	9.5	(25.1)	32.9	(49.9)
Comprehensive earnings	$64.3	$12.2	$138.0	$21.2

Note 13.  Accounting for Uncertainty in Income Taxes

In accordance with FASB ASC 740, Income Taxes (“ASC 740”), the Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.

As of June 30, 2011 and December 31, 2010, the Company had $21.0 and $18.9, respectively, of net unrecognized tax benefits.  This amount of unrecognized tax benefits, if recognized, would affect the effective tax rate.

The Company classifies interest and penalties related to tax matters as a component of income tax expense. As of June 30, 2011 and December 31, 2010, the accrual related to interest and penalties was insignificant.

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
AND RESULTS OF OPERATIONS
(In Millions, Except Per Share Data)

OVERVIEW

The following discussion and analysis addresses the results of our operations for the three and six month periods ended June 30, 2011, as compared to our results of operations for the three and six month periods ended June 30, 2010. In addition, the discussion and analysis addresses our liquidity, financial condition and other matters for these periods.

Based on our experience in the industry, we believe that we are the world’s largest manufacturer of cabin interior products for commercial aircraft and for business jets, and the leading aftermarket distributor and value added service provider of aerospace fasteners and other consumable products. We sell our manufactured products directly to virtually all of the world’s major airlines and aerospace manufacturers. In addition, based on our experience, we believe that we have achieved leading global market positions in each of our major product categories which include:

●
a broad line of aerospace fasteners and certain other consumables consisting of over 300,000 Stock Keeping Units (“SKUs”) serving the aerospace, commercial aircraft, business jet and military and defense industries;

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

Revenues by reportable segment for the three and six month periods ended June 30, 2011 and June 30, 2010, respectively, were as follows:

	THREE MONTHS ENDED				SIX MONTHS ENDED
	June 30, 2011		June 30, 2010		June 30, 2011		June 30, 2010
	Revenues	% of Revenues	Revenues	% of Revenues	Revenues	% of Revenues	Revenues	% of Revenues
Commercial aircraft	$308.5	50.7%	$236.4	48.9%	$618.8	51.2%	$466.5	49.2%
Consumables management	239.9	39.4%	193.1	39.9%	470.7	38.9%	379.2	40.0%
Business jet	60.5	9.9%	54.4	11.2%	119.6	9.9%	101.7	10.8%
Total revenues	$608.9	100.0%	$483.9	100.0%	$1,209.1	100.0%	$947.4	100.0%

Revenues by geographic area (based on destination) for the three and six month periods ended June 30, 2011 and June 30, 2010, respectively, were as follows:

	THREE MONTHS ENDED				SIX MONTHS ENDED
	June 30, 2011		June 30, 2010		June 30, 2011		June 30, 2010
		% of		% of		% of		% of
	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues
United States	$317.5	52.2%	$242.1	50.0%	$628.9	52.0%	$480.2	50.7%
Europe	145.7	23.9%	119.4	24.7%	303.3	25.1%	227.2	24.0%
Asia, Pacific Rim,
Middle East and
Other	145.7	23.9%	122.4	25.3%	276.9	22.9%	240.0	25.3%
Total revenues	$608.9	100.0%	$483.9	100.0%	$1,209.1	100.0%	$947.4	100.0%

    Revenues from our domestic and foreign operations for the three and six month periods ended June 30, 2011 and June 30, 2010, respectively, were as follows:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Domestic	$429.1	$349.2	$850.3	$686.8
Foreign	179.8	134.7	358.8	260.6
Total revenues	$608.9	$483.9	$1,209.1	$947.4

New product development is a strategic initiative for us. Our customers regularly request that we engage in new product development and enhancement activities. We believe these activities protect and enhance our leadership position. We believe our investments in research and development over the past several years have been a driving force behind our ongoing market share gains. Research, development and engineering spending was approximately 6.1% of sales during the first half of 2011 and is expected to remain at approximately 6% of sales for the next several years.

We also believe in providing our businesses with the tools required to remain competitive. In that regard, we have invested, and intend to continue to invest, in property and equipment that enhances our productivity. Taking into consideration recent program awards to deliver multi-year seller furnished equipment programs for both Boeing and Airbus, our targeted capacity utilization levels, recent acquisitions and current industry conditions, we expect that our capital expenditures will be approximately $80 - $90 over the next twelve months.

The global economy and global passenger traffic continue to recover, notwithstanding the upward pressure on oil prices. Global airline passenger traffic was up 6.5% year-to-date through June 2011 as compared with the prior year period. Importantly, international passenger traffic was up 8.0% year-to-date. In addition, premium international travel is strong. May premium travel was up 9.5% and was up 8.7% year-to-date through May as compared with the prior year. Of particular note, May year-to-date North Atlantic premium traffic was up 12.4%. Our airline customers have been carefully managing capacity and passing on cost increases in an orderly fashion.  As a result, IATA expects the global airline industry to turn in a solidly profitable year with approximately $4.0 billion of global profit.

RESULTS OF OPERATION
THREE MONTHS ENDED JUNE 30, 2011,
AS COMPARED TO THREE MONTHS ENDED JUNE 30, 2010
($ in Millions, Except Per Share Data)

Consolidated Results

	REVENUES
	Three Months Ended June 30,
			Percent
	2011	2010	Change
Commercial aircraft	$308.5	$236.4	30.5%
Consumables management	239.9	193.1	24.2%
Business jet	60.5	54.4	11.2%
Total revenues	$608.9	$483.9	25.8%

Revenues for the second quarter 2011 of $608.9 increased $125.0, or 25.8%, as compared with the same period of the prior year.  Second quarter 2011 results reflect the acquisitions of TSI Group, Inc., Satair A/S’s aerospace fastener distribution business and LaSalle Lighting (the “Recent Acquisitions”).  Revenue growth for the second quarter 2011, excluding the Recent Acquisitions, was approximately 12.8%.

Cost of sales for the second quarter 2011 was $375.8, or 61.7% of sales, as compared with cost of sales of $309.6, or 64.0% of sales in the same period of the prior year.  The 230 basis point decrease in cost of sales as a percentage of sales (230 basis point increase in gross margin) is due to a double digit increase in spares and consumables revenues, ongoing manufacturing efficiencies and global supply chain initiatives.

Selling, general and administrative (“SG&A”) expenses for the second quarter 2011 were $89.3, or 14.7% of sales, as compared with SG&A of $70.0, or 14.5% of sales in the same period of the prior year. The higher level of SG&A in the second quarter 2011 is primarily due to the Recent Acquisitions ($8.8) and other costs and expenses associated with the 25.8% increase in revenues.

Research, development and engineering expense for the second quarter 2011 was $37.1, or 6.1% of sales, as compared with $25.5, or 5.3% of sales in the same period of the prior year.  The $11.6 increase in spending is primarily due to new product development activities in our commercial aircraft segment associated with our record $3.4 billion backlog.

Operating earnings for the second quarter 2011 of $106.7 increased by $27.9, or 35.4%, on the aforementioned 25.8% increase in revenues.  Operating margin was 17.5% and expanded 120 basis points as compared with the same period of the prior year.  Operating earnings growth and operating margin expansion were driven by higher sales volume, improved revenue mix and ongoing operational efficiency initiatives.

Interest expense for the second quarter 2011 of $26.0 increased by $6.1 as a result of the higher debt level due to the Recent Acquisitions.

Earnings before income taxes for the second quarter 2011 of $80.7 increased by $24.3, or 43.1%, as compared with the same period of the prior year, as a result of the above mentioned $27.9 increase in operating earnings, offset by the $3.6 net increase in interest expense and debt prepayment costs.

Income tax expense for the second quarter 2011 of $25.9, or 32.1% of earnings before income taxes, increased by $6.8, as compared with income tax expense for the same period of the prior year of $19.1, which represented 33.9% of earnings before income taxes.  The lower tax rate in the second quarter 2011 is primarily due to the inclusion of a research and development tax credit in the current year that was not present in 2010 and a more favorable income mix.

    Net earnings for the second quarter 2011 of $54.8 and net earnings per diluted share of $0.54 increased $17.5 and $0.17, or 46.9% and 45.9%, respectively, as compared with the same period of the prior year for the reasons described above.

    Bookings during the second quarter 2011 were approximately $800, representing a book-to-bill ratio of 1.3:1. Backlog at June 30, 2011 stood at approximately $3.4 billion as compared with $2.8 billion at June 30, 2010 and $3.1 billion at December 31, 2010.

Segment Results

The following is a summary of operating earnings by segment:

	OPERATING EARNINGS
	Three Months Ended June 30,
			Percent
	2011	2010	Change
Commercial aircraft	$51.9	$36.6	41.8%
Consumables management	48.3	38.2	26.4%
Business jet	6.5	4.0	62.5%
Total operating earnings	$106.7	$78.8	35.4%

Second quarter 2011 commercial aircraft segment (“CAS”) revenues of $308.5 increased 30.5%, as compared with the same period of the prior year.  CAS second quarter 2011 operating earnings of $51.9 increased 41.8% and operating margin of 16.8% expanded 130 basis points, as compared with the same period of the prior year, primarily due to an improved revenue mix and ongoing operational efficiency initiatives.

Second quarter 2011 consumables management segment (“CMS”) revenues of $239.9 increased 24.2% and operating earnings of $48.3 increased 26.4%, as compared with the same period of the prior year. Operating margin of 20.1% increased by 30 basis points, as compared with the same period of the prior year in spite of the margin drag from recent acquisitions. Organic revenue growth, excluding recent acquisitions and excluding sales to military and business jet customers, increased by 13.0%. Organic operating margin excluding recent acquisitions expanded by 140 basis points to 21.2%.

Second quarter 2011 business jet segment revenues of $60.5 increased 11.2%, as compared with the same period of the prior year. Operating earnings of $6.5 increased $2.5, or 62.5%, as compared with the same period of the prior year.  Operating margin of 10.7% expanded by 330 basis points, reflecting both the increase in revenues and an improved mix of revenues.

SIX MONTHS ENDED JUNE 30, 2011,
AS COMPARED TO SIX MONTHS ENDED JUNE 30, 2010
($ in Millions, Except Per Share Data)

Consolidated Results

	REVENUES
	Six Months Ended June 30,
			Percent
	2011	2010	Change
Commercial aircraft	$618.8	$466.5	32.6%
Consumables management	470.7	379.2	24.1%
Business jet	119.6	101.7	17.6%
Total revenues	$1,209.1	$947.4	27.6%

    Revenues for the six months ended June 30, 2011 of $1,209.1 increased 27.6%, as compared with the prior year period.  Revenue growth for the first six months of 2011, excluding the Recent Acquisitions, was approximately 14.6%.

    Cost of sales for the six months ended June 30, 2011 was $753.3, or 62.3% of sales, as compared with cost of sales of $605.3, or 63.9% of sales in the prior year period.  The 160 basis point decrease in cost of sales as a percentage of sales (160 basis point increase in gross margin) is due to a double digit increase in spares and consumables revenues and ongoing manufacturing efficiency initiatives.

    Selling, general and administrative (“SG&A”) expenses for the six months ended June 30, 2011 were $174.7, or 14.4% of sales, as compared with SG&A of $138.7, or 14.6% of sales in the prior year period. The higher level of SG&A for the first six months of 2011 is primarily due to the Recent Acquisitions ($16.3) and other costs and expenses associated with the 27.6% increase in revenues.

    Research, development and engineering expense for the six months ended June 30, 2011 was $74.3, or 6.1% of sales, as compared with $52.6, or 5.6% of sales in the prior year period.  The $21.7 increase in spending is primarily due to new product development activities in our commercial aircraft segment associated with our record $3.4 billion backlog.

    Operating earnings for the six months ended June 30, 2011 of $206.8 increased by $56.0, or 37.1%, as compared with the prior year period.  Operating margin for the first six months of 2011 of 17.1% expanded 120 basis points as compared to the prior year period.

    Interest expense for the six months ended June 30, 2011 of $52.2 increased by $11.5 as a result of the higher debt level due to the Recent Acquisitions.

    Earnings before income taxes for the six months ended June 30, 2011 of $154.6 increased by $47.0, or 43.7%, as compared with the prior year period as a result of a $56.0 increase in operating earnings, offset by a $9.0 net increase in interest expense and debt prepayment costs.

    Income tax expense for the six months ended June 30, 2011 of $49.5, or 32.0% of earnings before income taxes, increased by $13.0 as compared with the prior year period income tax expense of $36.5, which represented 33.9% of earnings before income taxes.  The lower tax rate in the six months ended June 30, 2011 is primarily due to the inclusion of a research and development tax credit in the current year that was not present in 2010 and a more favorable income mix.

    Net earnings for the six months ended June 30, 2011 of $105.1 and net earnings per diluted share of $1.03 increased $34.0 and $0.32, or 47.8% and 45.1%, respectively, as compared with the prior year period for the reasons described above.

    Bookings for the six months ended June 30, 2011 were approximately $1.6 billion, representing a book-to-bill ratio of 1.3 to 1.

SEGMENT RESULTS

The following is a summary of operating earnings by segment:

	OPERATING EARNINGS
	Six Months Ended June 30,
			Percent
	2011	2010	Change
Commercial aircraft	$101.2	$70.4	43.8%
Consumables management	92.9	75.0	23.9%
Business jet	12.7	5.4	135.2%
Total operating earnings	$206.8	$150.8	37.1%

    For the six months ended June 30, 2011, CAS revenues of $618.8 increased 32.6% as compared with the prior year period.  CAS operating earnings of $101.2 increased 43.8% and operating margin of 16.4% expanded 130 basis points as compared with the prior year period, primarily due to an improved revenue mix and ongoing operational efficiency initiatives.  Margin expansion at CAS was also aided by a double digit increase in CAS spares revenues.

    For the six months ended June 30, 2011, CMS revenues of $470.7 increased 24.1% and operating earnings of $92.9 increased 23.9%, as compared with the prior year period.  Operating margin of 19.7% decreased 10 basis points as compared with the prior year period due to the margin drag from recent acquisitions.  Organic revenue growth, excluding recent acquisitions and excluding sales to military and business jet customers, increased by 14.1%.  Organic operating margin, excluding recent acquisitions, expanded by 40 basis points to 20.2%.

    For the six months ended June 30, 2011, business jet segment revenues of $119.6 increased 17.6% as compared with the prior year period. Operating earnings of $12.7 increased $7.3, or 135.2%, as compared with the prior year period.  Operating margin of 10.6% expanded by 530 basis points, reflecting both the increase in revenues and an improved mix of revenues.

LIQUIDITY AND CAPITAL RESOURCES

Current Financial Condition

As of June 30, 2011, our net debt-to-net capital ratio was 37.3%.  Net debt was $1,052.3, which represented total debt of $1,245.5, less cash and cash equivalents of $193.2. At June 30, 2011, net capital (total debt plus total stockholders’ equity less cash and cash equivalents) was $2,824.0.  As of June 30, 2011, long-term debt consisted of $644.4 aggregate principal amount (net of original issue discount) of the Company’s 6.875% Senior Unsecured Notes due 2020 (the “6.875% Notes”) and $600.0 aggregate principal amount of the Company’s 8.5% Senior Unsecured Notes due 2018 (the “8.5% Notes”).  At June 30, 2011 there were no amounts outstanding under the Revolving Credit Facility. Cash on hand at June 30, 2011 increased by $114.5 as compared with cash on hand at December 31, 2010 as a result of cash flows from operating activities less capital expenditures of $21.1 and net expenditures for acquisitions of $17.1. Our liquidity requirements consist of working capital needs, ongoing capital expenditures and payments of interest and principal on our indebtedness.  Our primary requirements for working capital are directly related to the level of our operations.

Working capital as of June 30, 2011 was $1,508.9, an increase of $153.3 as compared with working capital at December 31, 2010. As of June 30, 2011, total current assets increased by $226.6 and total current liabilities increased by $73.3. The increase in current assets related to an increase in cash of $114.5 (as described above), an increase in accounts receivable of $62.4 and an increase in inventories of $52.1 to support future revenue growth. The increase in total current liabilities was primarily due to an increase in accounts payable of $31.0 and an increase in accrued liabilities of $42.3. Accounts payable were higher at June 30, 2011 due to the increase in business activity.  Accrued liabilities increased at June 30, 2011 as compared with December 31, 2010 primarily due to deferred revenues ($26.2) and accrued warranties ($6.8).

Cash Flows

As of June 30, 2011, our cash and cash equivalents were $193.2 compared to $78.7 at December 31, 2010. Cash generated from operating activities was $130.6 for the six months ended June 30, 2011, as compared to $96.3 in the same period in the prior year.  The primary sources of cash from operations during the six months ended June 30, 2011 were net earnings of $105.1, adjusted by depreciation and amortization of $30.3, non-cash compensation of $12.8, a decrease in deferred income taxes of $31.0 and an increase in accounts payable and accrued liabilities of $60.4. Offsetting these sources of cash were a $58.4 increase in accounts receivable as a result of increased revenues and a $43.9 increase in inventories as a result of our record backlog.

Capital Spending

Our capital expenditures were $21.1 and $16.9 during the six months ended June 30, 2011 and 2010, respectively.  We expect capital expenditures of approximately $80 - $90 over the next twelve months.  These capital expenditures are needed to support our recent program awards including the Airbus A350, and take into consideration our targeted capacity utilization levels, recent acquisitions and current industry conditions. We have, in the past, generally funded our capital expenditures with cash from operations and funds available to us under revolving bank credit facilities. We expect to fund future capital expenditures from cash on hand, from operations and from funds available to us under our Revolving Credit Facility.

Outstanding Debt and Other Financing Arrangements

Long-term debt at June 30, 2011 consisted principally of $644.4 aggregate principal amount (net of original issue discount) of the 6.875% Notes due 2020 and $600.0 aggregate principal amount of the 8.5% Notes due 2018.

The Company’s Amended and Restated Credit Agreement (the “Credit Agreement”), consists of a five-year, $750.0 senior secured revolving credit facility.  The Credit Agreement also provides an option for the Company to request additional incremental revolving credit borrowing capacity and incremental term loans, in each case upon the satisfaction of certain customary terms and conditions. At June 30, 2011, there were no amounts outstanding under the Credit Agreement.

The Company's obligations under the Credit Agreement are secured by liens on substantially all of the Company's domestic assets, including a pledge of a portion of the capital stock of certain foreign subsidiaries owned directly by the Company.  Amounts borrowed and outstanding under the Credit Agreement will, in certain circumstances, be required to be prepaid with the proceeds from certain asset sales, subject to certain thresholds and reinvestment rights.  The Credit Agreement matures in December 2015 unless terminated earlier.

The Credit Agreement contains an interest coverage ratio financial covenant (as defined in the Credit Agreement) that must be maintained at a level greater than 2.25 to 1. The Credit Agreement also contains a total leverage ratio covenant (as defined in the Credit Agreement) which limits net debt to a 4.25 to 1 multiple of EBITDA (as defined in the Credit Agreement). The Credit Agreement is collateralized by substantially all of the Company’s assets and contains customary affirmative covenants, negative covenants, and conditions precedent for borrowings, all of which were met as of June 30, 2011.

Contractual Obligations

The following table reflects our contractual obligations and commercial commitments as of June 30, 2011.  Commercial commitments include lines of credit, guarantees and other potential cash outflows resulting from a contingent event that requires performance by us or our subsidiaries pursuant to a funding commitment.

Contractual Obligations	2011	2012	2013	2014	2015	Thereafter	Total
Long-term debt and other non-current liabilities (1)	$0.5	$2.4	$0.8	$0.7	$0.9	$1,258.0	$1,263.3
Operating leases	15.1	27.9	25.0	22.7	22.0	78.1	190.8
Purchase obligations (2)	47.6	7.9	6.7	3.3	1.8	1.3	68.6
Future interest payment on outstanding debt (3)	49.7	99.3	99.3	99.3	99.3	351.0	797.9
Total	$112.9	$137.5	$131.8	$126.0	$124.0	$1,688.4	$2,320.6

Commercial Commitments
Letters of credit	$5.6	--	--	--	--	--	$5.6

(1)
Our liability for unrecognized tax benefits of $21.0 at June 30, 2011 has been omitted from the above table because we cannot determine with certainty when this liability will be settled.  It is reasonably possible that the amount of liability for unrecognized tax benefits will change in the next twelve months; however, we do not expect the change to have a significant impact on our consolidated financial statements.

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

(3)
Interest payments include estimated interest payments due on the 6.875% Notes and the 8.5% Notes based on the stated rate of 6.875% and 8.5%, respectively.  Actual interest payments on our obligations under the Credit Agreement will fluctuate based on LIBOR or prime rate pursuant to the terms of the senior secured revolving credit facility.

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

Off-Balance Sheet Arrangements

Lease Arrangements

We finance our use of certain equipment under committed lease arrangements provided by various financial institutions. Since the terms of these arrangements meet the accounting definition of operating lease arrangements, the aggregate sum of future minimum lease payments is not reflected in our consolidated balance sheet.  Future minimum lease payments under these arrangements aggregated approximately $190.8 at June 30, 2011.

Indemnities, Commitments and Guarantees

During the normal course of business, we have made, and we may continue to make, certain indemnities, commitments and guarantees under which we may be required to make payments in relation to certain transactions. These indemnities include non-infringement of patents and intellectual property indemnities to our customers in connection with the delivery, design, manufacture and sale of our products, indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease, and indemnities to other parties to certain acquisition agreements. The duration of these indemnities, commitments and guarantees varies, and in certain cases is indefinite. We believe that substantially all of our indemnities, commitments and guarantees provide for limitations on the maximum potential future payments we could be obligated to make. However, we are unable to estimate the maximum amount of liability related to our indemnities, commitments and guarantees because such liabilities are contingent upon the occurrence of events which are not reasonably determinable. Management believes that any liability for these indemnities, commitments and guarantees would not have a material adverse effect on our accompanying condensed consolidated financial statements.

Deferred Tax Assets

We maintained a valuation allowance of approximately $14.4 as of June 30, 2011 primarily related to foreign tax credits and foreign net operating losses.

Critical Accounting Policies

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. We believe that our critical accounting policies are limited to those described in the Critical Accounting Policies section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.  There have been no changes to our critical accounting policies since December 31, 2010.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include, but are not limited to, all statements that do not relate solely to historical or current facts, including statements regarding acquisitions, the expected benefits derived from acquisitions, implementation and expected benefits of lean manufacturing and continuous improvement plans, our dealings with customers and partners, the consolidation of facilities, reduction of our workforce, integration of acquired businesses, ongoing capital expenditures, our ability to grow our business, the impact of the large number of grounded aircraft on demand for our products and our underlying assets, the adequacy of funds to meet our capital requirements, the ability to refinance our indebtedness, if necessary, the reduction of debt, the potential impact of new accounting pronouncements, and the impact on our business of the decreases in passenger traffic and the size of the airline fleet.  Such forward-looking statements include risks and uncertainties and our actual experience and results may differ materially from the experience and results anticipated in such statements. Factors that might cause such a difference include those discussed in our filings with the Securities and Exchange Commission (the “SEC”), under the heading "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 as well as future events that may have the effect of reducing our available operating income and cash balances, such as unexpected operating losses, the impact of rising fuel prices on our airline customers, outbreaks in national or international hostilities, natural disaster or other environmental occurrences, terrorist attacks, prolonged health issues which reduce air travel demand (e.g., SARS, Swine Flu, Icelandic volcano eruptions, Japanese earthquake and tsunami), delays in, or unexpected costs associated with, the integration of acquisitions, conditions in the airline industry, conditions in the business jet industry, regulatory developments, litigation costs, problems meeting customer delivery requirements, our success in winning new or expected refurbishment contracts from customers, capital expenditures, increased leverage, possible future acquisitions, facility closures, product transition costs, labor disputes involving us, our significant customers or airframe manufacturers, the possibility of a write-down of intangible assets, delays or inefficiencies in the introduction of new products, fluctuations in currency exchange rates or our inability to properly manage our rapid growth.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to a variety of risks, including foreign currency fluctuations and changes in interest rates.

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

From time to time, we and our foreign subsidiaries may enter into foreign currency exchange contracts to manage risk on transactions conducted in foreign currencies. At June 30, 2011, we had no outstanding forward currency exchange contracts.  In addition, we have not entered into any other derivative financial instruments.

Interest Rates – As of December 31, 2010, we paid off our adjustable rate debt.  We do not engage in transactions intended to hedge our exposure to changes in interest rates.

As of June 30, 2011, we maintained a portfolio of securities consisting mainly of taxable, interest-bearing deposits with weighted average maturities of less than three months.  If short-term interest rates were to increase or decrease by 10%, we estimate interest income would increase or decrease by less than $0.1 on an annualized basis.

ITEM 4.   CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness, of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934), as of June 30, 2011.   Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the second quarter of 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 6.  EXHIBITS

10.1	Amended and Restated Employment Agreement dated August 1, 2011 between the Registrant and Ryan M. Patch

Exhibit 31 - Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

Exhibit 32 - Section 1350 Certifications

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BE AEROSPACE, INC.

Date: August 3, 2011	By:	/s/ Amin J. Khoury
Amin J. Khoury
Chairman and
Chief Executive Officer

Date: August 3, 2011	By:	/s/ Thomas P. McCaffrey
Thomas P. McCaffrey
Senior Vice President and
Chief Financial Officer