Form 10-Q
period 2011-09-30
BE AEROSPACE INC
filed 2011-11-02
CIK 861361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For The Quarterly Period Ended September 30, 2011

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

The registrant has one class of common stock, $0.01 par value, of which 103,141,288 shares were outstanding as of October 31, 2011.

BE AEROSPACE, INC.

Form 10-Q for the Quarter Ended September 30, 2011

Table of Contents

Page
Part I	Financial Information

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets
	as of September 30, 2011 and December 31, 2010	3

	Condensed Consolidated Statements of Earnings for the
	Three Months and Nine Months Ended September 30, 2011 and September 30, 2010	4

	Condensed Consolidated Statements of Cash Flows for the
	Nine Months Ended September 30, 2011 and September 30, 2010	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4.	Controls and Procedures	23

Part II	Other Information

Item 5.	Other Information	24

Item 6.	Exhibits	25

Signatures		26

PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BE AEROSPACE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In Millions, Except Share Data)

	September 30,	December 31,
	2011	2010

ASSETS

Current assets:
Cash and cash equivalents	$264.9	$78.7
Accounts receivable – trade, less allowance for doubtful
accounts ($8.1 at September 30, 2011 and $7.4 at December 31, 2010)	359.8	285.4
Inventories	1,469.0	1,372.0
Deferred income taxes	41.7	36.0
Other current assets	38.6	37.4
Total current assets	2,174.0	1,809.5

Property and equipment, net of accumulated depreciation
($214.4 at September 30, 2011 and $193.7 at December 31, 2010)	191.1	169.3
Goodwill	998.7	994.5
Identifiable intangible assets	386.9	390.5
Deferred income taxes	0.2	2.9
Other assets	47.3	51.3
	$3,798.2	$3,418.0

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$234.1	$169.7
Accrued liabilities	368.1	283.7
Current maturities of long-term debt	0.5	0.5
Total current liabilities	602.7	453.9

Long-term debt	1,245.0	1,245.1
Deferred income taxes	99.0	80.6
Other non-current liabilities	33.2	34.4

Commitments, contingencies and off-balance sheet
arrangements (Note 8)
Stockholders' equity:
Preferred stock, $0.01 par value; 1.0 million shares
authorized; no shares outstanding	--	--
Common stock, $0.01 par value; 200.0 million shares
authorized; 103.5 million shares issued as of September 30, 2011
and as of December 31, 2010	1.0	1.0
Additional paid-in capital	1,607.4	1,562.8
Retained earnings	266.7	96.2
Accumulated other comprehensive loss	(56.8)	(56.0)
Total stockholders' equity	1,818.3	1,604.0
	$3,798.2	$3,418.0

See accompanying notes to condensed consolidated financial statements.

BE AEROSPACE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
(In Millions, Except Per Share Data)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010

Revenues	$636.0	$495.0	$1,845.1	$1,442.4
Cost of sales	398.0	311.1	1,151.3	916.4
Selling, general and administrative	86.9	71.9	261.6	210.6
Research, development and engineering	39.0	28.6	113.3	81.2

Operating earnings	112.1	83.4	318.9	234.2

Operating earnings, as percentage
of revenues	17.6%	16.8%	17.3%	16.2%

Interest expense	26.2	21.5	78.4	62.2
Debt prepayment costs	--	--	--	2.5

Earnings before income taxes	85.9	61.9	240.5	169.5

Income taxes	20.5	20.9	70.0	57.4

Net earnings	$65.4	$41.0	$170.5	$112.1

Net earnings per common share:
Basic	$0.65	$0.41	$1.69	$1.13
Diluted	$0.64	$0.41	$1.67	$1.11

Weighted average common shares:
Basic	101.0	99.7	100.9	99.5
Diluted	102.0	101.0	101.8	100.7

See accompanying notes to condensed consolidated financial statements.

BE AEROSPACE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Millions)

	NINE MONTHS ENDED
	September 30,	September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$170.5	$112.1
Adjustments to reconcile net earnings to net cash flows provided by operating activities, net of effects from acquisitions:
Depreciation and amortization	45.9	37.6
Deferred income taxes	43.7	46.5
Non-cash compensation	19.4	20.7
Debt prepayment costs	--	2.5
Provision for doubtful accounts	1.1	1.6
Loss on disposal of property and equipment	0.5	6.0
Tax benefits realized from prior exercises of employee stock options	(23.5)	(17.2)
Changes in operating assets and liabilities:
Accounts receivable	(75.7)	(61.3)
Inventories	(101.2)	(42.5)
Other current assets and other assets	2.8	2.0
Accounts payable and accrued liabilities	140.5	63.3
Net cash provided by operating activities	224.0	171.3

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(45.5)	(29.3)
Acquisitions, net of cash acquired	(17.0)	--
Net cash used in investing activities	(62.5)	(29.3)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock issued	1.8	0.2
Tax benefits realized from prior exercises of employee stock options	23.5	17.2
Borrowings on line of credit	30.0	--
Repayments on line of credit	(30.0)	--
Proceeds from long-term debt, net of debt original issue discount	--	645.6
Debt origination and prepayment costs	--	(13.7)
Principal payments on long-term debt	(0.5)	(75.2)
Net cash provided by financing activities	24.8	574.1

Effect of exchange rate changes on cash and cash equivalents	(0.1)	(2.1)

Net increase in cash and cash equivalents	186.2	714.0

Cash and cash equivalents, beginning of period	78.7	120.1

Cash and cash equivalents, end of period	$264.9	$834.1

Supplemental disclosures of cash flow information:
Cash paid during period for:
Interest	$72.0	$42.8
Income taxes	24.9	12.0

Supplemental schedule of noncash investing activities:
Accrued property additions	$4.7	$--

See accompanying notes to condensed consolidated financial statements.

BE AEROSPACE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited - In Millions, Except Per Share Data)

Note 1.                  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  All adjustments which, in the opinion of management, are considered necessary for a fair presentation of the results of operations for the periods shown are of a normal recurring nature and have been reflected in the condensed consolidated financial statements.  The results of operations for the periods presented are not necessarily indicative of the results expected for the full fiscal year or for any future period.  The information included in these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the BE Aerospace, Inc. (the “Company”) Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts and related disclosures.  Actual results could differ from those estimates.

Note 2.                   New Accounting Standards

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (ASU 2011-04), which amends FASB Accounting Standards Codification (“ASC”) 820, Fair Value Measurement.  These amendments, effective for the interim and annual periods beginning on or after December 15, 2011 (early adoption is prohibited), result in common definition of fair value and common requirements for measurement of and disclosure requirements between U.S. GAAP and IFRS.  Consequently, the amendments change some fair value measurement principles and disclosure requirements.  The adoption of ASU 2011-04 is not expected to have a material impact on the Company’s consolidated financial statements.

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

In August 2011, the FASB issued ASU 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment, which amends existing guidance by giving an entity the option to first assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. If this is the case, companies will need to perform a more detailed two-step goodwill impairment test, which is used to identify potential goodwill impairments and to measure the amount of goodwill impairment losses to be recognized, if any. ASU 2011-08 will be effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 (early adoption is permitted).  The adoption of ASU 2011-08 is not expected to have a material impact on the Company’s consolidated financial statements.

Note 3.                  Business Combinations

During 2010, the Company completed two acquisitions for an aggregate purchase price of approximately $469.  During the first half of 2011, the Company completed two insignificant acquisitions for a net aggregate purchase price of approximately $20.  These acquisitions were accounted for as purchases under FASB ASC 805, Business Combinations (“ASC 805”).  The assets purchased and liabilities assumed for these acquisitions have been reflected in the accompanying consolidated balance sheet as of September 30, 2011 and the results of operations for the acquisitions are included in the accompanying consolidated statement of earnings from the respective dates of acquisition.

TSI

On October 26, 2010, the Company acquired the TSI Group (“TSI”), a privately-held company, for a net purchase price of approximately $307 in cash.  TSI designs, engineers and manufactures customized, fully integrated, thermal management and interconnect solutions that address complex power management requirements of a broad range of customers in the aerospace and defense industries.  The Company completed its evaluation and allocation of the purchase price for the TSI acquisition during the period ended September 30, 2011 which resulted in a $17.9 increase in non-amortizing identifiable intangible assets and a $17.9 decrease in goodwill.  The excess of the purchase price over the fair value of the identifiable net tangible assets acquired approximated $282.0 of which $72.6 has been allocated to identified intangible assets and $209.4 is included in goodwill.

Satair

On October 27, 2010, the Company acquired the aerospace fastener distribution business of Satair A/S (“Satair”), for approximately $162 in cash.  Satair is a distributor of consumables to European and Asia Pacific aerospace manufacturers and their suppliers.  The Company completed its evaluation and allocation of the purchase price for the Satair acquisition during the period ended September 30, 2011.  The excess of the purchase price over the fair value of identifiable net tangible assets acquired approximated $92.8 of which $16.1 has been allocated to identified intangible assets and $76.7 is included in goodwill.

Essentially all of the goodwill and other intangibles related to these acquisitions are not expected to be deductible for tax purposes.

Consolidated unaudited pro forma revenues, net earnings, and diluted net earnings per share for the three and nine month periods ended September 30, 2010 giving effect to the TSI and Satair acquisitions as if they had occurred on January 1, 2010 were $556.0, $43.1 and $0.43, respectively, and $1,617.4, $114.2 and $1.13, respectively.

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

	September 30, 2011	December 31, 2010
Purchased materials and component parts	$165.9	$140.0
Work-in-process	164.4	130.8
Finished goods	1,138.7	1,101.2
	$1,469.0	$1,372.0

Note 5.                  Intangible Assets

The table below sets forth the intangible assets by major asset class, all of which were acquired through business purchase transactions:

		September 30, 2011
				Net
	Useful Life	Original	Accumulated	Book
	(Years)	Cost	Amortization	Value
Acquired technologies	9-34	$121.4	$45.5	$75.9
Trade names	indefinite	17.9	--	17.9
Trademarks and patents	5-20	30.2	20.9	9.3
Technical qualifications, plans
and drawings	18-30	30.5	24.8	5.7
Replacement parts annuity
and product approvals	5-30	39.7	35.8	3.9
Customer contracts and relationships	8-30	315.2	41.2	274.0
Covenants not to compete and
other identified intangibles	5-30	5.7	5.5	0.2
		$560.6	$173.7	$386.9

Amortization expense associated with identifiable intangible assets was approximately $6.3 and $5.2 for the three month periods ended September 30, 2011 and 2010, respectively, and $19.1 and $15.5 for the nine month periods ended September 30, 2011 and 2010, respectively.  The Company expects to report amortization expense of approximately $26.0 in each of the next five fiscal years.  The future amortization amounts are estimates.  Actual future amortization expense may be different due to future acquisitions, impairments, changes in amortization periods or other factors.  The Company expenses costs to renew or extend the term of a recognized intangible asset.

Note 6.                  Long-Term Debt

As of September 30, 2011, long-term debt primarily consisted of $644.6 aggregate principal amount (net of original issue discount) of the Company’s 6.875% Senior Unsecured Notes due 2020 (the “6.875% Senior Unsecured Notes”) and $600.0 aggregate principal amount of the Company’s 8.5% Senior Unsecured Notes due 2018 (the “8.5% Senior Unsecured Notes” together with the 6.875% Senior Unsecured Notes, the “Senior Unsecured Notes”).  The Company also has a $750.0 Revolving Credit Facility (the “Revolving Credit Facility”), none of which was drawn at September 30, 2011.

Borrowings under the Revolving Credit Facility bear interest at an annual rate equal to the London interbank offered rate (“LIBOR”) (as defined in the Amended and Restated Credit Agreement, the “Credit Agreement”) plus 225 basis points or Prime (as defined in the Credit Agreement) plus 125 basis points.  If drawn, as of September 30, 2011, the rate under the Revolving Credit Facility would have been approximately 2.5%.

Letters of credit outstanding under the Credit Agreement aggregated $6.0 at September 30, 2011.

The Credit Agreement contains an interest coverage ratio financial covenant (as defined in the Credit Agreement) that must be maintained at a level greater than 2.25 to 1.  The Credit Agreement also contains a total leverage ratio covenant (as defined in the Credit Agreement) which limits net debt to a 4.25 to 1 multiple of EBITDA (as defined in the Credit Agreement).  The Credit Agreement is collateralized by substantially all of the Company’s assets and contains customary affirmative covenants, negative covenants, and conditions precedent for borrowings.  The Company was in compliance with all of the covenants in the Credit Agreement as of September 30, 2011.

Note 7.       Fair Value Measurements

All financial instruments, except long-term debt, are carried at amounts that approximate estimated fair value. The fair value is the price at which an asset could be exchanged in a current transaction between knowledgeable, willing parties. Assets measured at fair value are categorized based upon the lowest level of significant input to the valuations.

Level 1 – quoted prices in active markets for identical assets and liabilities.

Level 2 – observable inputs other than quoted prices in active markets for identical assets and liabilities.

Level 3 – unobservable inputs in which there is little or no market data available, which require the reporting entity to develop its own assumptions.

The carrying amounts of cash and cash equivalents (which the Company classifies as Level 1 assets), accounts receivable-trade and accounts payable represent their respective fair values due to their short term nature.  There was no debt outstanding under the Revolving Credit Facility as of September 30, 2011.  The fair value of the Company’s Senior Unsecured Notes, based on market prices for publicly-traded debt (which the Company classifies as Level 1 inputs), was $1,319.6 and $1,328.1 as of September 30, 2011 and December 31, 2010, respectively.

Note 8.                 Commitments, Contingencies and Off-Balance Sheet Arrangements

Lease Commitments — The Company leases its use of certain facilities and equipment under committed lease arrangements provided by various institutions.  Since the terms of these arrangements meet the accounting definition of operating lease arrangements, the aggregate sum of future minimum lease payments is not reflected in the condensed consolidated balance sheet.  At September 30, 2011, future minimum lease payments under these arrangements totaled approximately $182.6; the majority of which related to the long-term real estate leases.

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

	NINE MONTHS ENDED
	September 30,	September 30,
	2011	2010
Beginning balance	$38.0	$26.6
Accruals during the period	23.8	21.6
Settlements made	(14.5)	(12.8)
Ending balance	$47.3	$35.4

Note 9.                Accounting for Stock-Based Compensation

The Company has a Long Term Incentive Plan (“LTIP”) under which the Company’s Compensation Committee has the authority to grant stock options, stock appreciation rights, restricted stock, restricted stock units or other forms of equity based or equity related awards.

Compensation cost generally is recognized on a straight-line basis over the vesting period of the shares.  Share-based compensation of $6.4 and $6.6, and $18.7 and $20.1 was recognized during the three and nine month periods ended September 30, 2011 and September 30, 2010, respectively, related to the equity grants made pursuant to the LTIP.  Unrecognized compensation expense related to equity grants, including the estimated impact of any future forfeitures, was $32.8 at September 30, 2011.

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

The following table presents revenues and operating earnings by reportable segment:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010
Revenues
Commercial aircraft	$333.1	$250.2	$951.9	$716.7
Consumables management	238.7	193.1	709.4	572.3
Business jet	64.2	51.7	183.8	153.4
	$636.0	$495.0	$1,845.1	$1,442.4

Operating earnings (1)
Commercial aircraft	$56.6	$38.7	$157.8	$109.1
Consumables management	47.6	40.5	140.5	115.5
Business jet	7.9	4.2	20.6	9.6
	112.1	83.4	318.9	234.2

Interest expense	26.2	21.5	78.4	62.2
Debt prepayment costs	--	--	--	2.5
Earnings before income taxes	$85.9	$61.9	$240.5	$169.5

(1)
Operating earnings include an allocation of corporate IT costs, employee benefits and selling, general and administrative costs based on the proportion of each segment’s systems users, number of employees and sales.

The following table presents capital expenditures by reportable segment:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010
Capital expenditures
Commercial aircraft	$14.5	$7.3	$29.1	$18.3
Consumables management	8.3	3.9	12.9	8.6
Business jet	1.6	1.0	3.5	2.4
	$24.4	$12.2	$45.5	$29.3

The following table presents goodwill by reportable segment:

	September 30,	December 31,
	2011	2010
Goodwill
Commercial aircraft	$370.6	$388.5
Consumables management	539.5	517.3
Business jet	88.6	88.7
	$998.7	$994.5

The following table presents total assets by reportable segment:

	September 30,	December 31,
	2011	2010
Total assets (2)
Commercial aircraft	$1,305.8	$1,131.9
Consumables management	2,179.0	2,014.8
Business jet	313.4	271.3
	$3,798.2	$3,418.0

(2)
Corporate assets (including cash and cash equivalents) of $237.6 and $123.8 at September 30, 2011 and December 31, 2010, respectively, have been allocated to the above segments based on each segment’s respective percentage of total assets.

Note 11.                          Net Earnings Per Common Share

Basic net earnings per common share is computed using the weighted average common shares outstanding during the period.  Diluted net earnings per common share is computed by using the weighted average common shares outstanding including the dilutive effect of stock options, shares issued under the Employee Stock Purchase Plan and restricted shares based on an average share price during the period.  For the three months ended September 30, 2011 and 2010 and for the nine months ended September 30, 2011 and 2010, approximately 0.4 and 0.5, and 0.4 and 0.5 shares of the Company’s common stock, respectively, were excluded from the determination of diluted earnings per common share because their effect would have been anti-dilutive.  The computations of basic and diluted earnings per share for the three and nine month periods ended September 30, 2011 and 2010, respectively, are as follows:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010
Net earnings	$65.4	$41.0	$170.5	$112.1

Basic weighted average common shares	101.0	99.7	100.9	99.5
Effect of dilutive stock options and
employee stock purchase plan shares	0.1	0.1	0.1	0.1
Effect of restricted shares issued	0.9	1.2	0.8	1.1
Diluted weighted average common shares	102.0	101.0	101.8	100.7

Basic net earnings per share	$0.65	$0.41	$1.69	$1.13
Diluted net earnings per share	$0.64	$0.41	$1.67	$1.11

Note 12.                  Comprehensive Earnings

Comprehensive earnings is defined as all changes in a company's net assets except changes resulting from transactions with stockholders.  It differs from net earnings in that certain items currently recorded to equity would be a part of comprehensive earnings.

The following table sets forth the computation of comprehensive earnings for the periods presented:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010
Net earnings	$65.4	$41.0	$170.5	$112.1
Other comprehensive earnings:
Foreign exchange translation
and other adjustments	(33.7)	35.0	(0.8)	(14.9)
Comprehensive earnings	$31.7	$76.0	$169.7	$97.2

Note 13.  Accounting for Uncertainty in Income Taxes

In accordance with FASB ASC 740, Income Taxes (“ASC 740”), the Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.

As of September 30, 2011 and December 31, 2010, the Company had $15.8 and $18.9, respectively, of net unrecognized tax benefits.  During the three months ended September 30, 2011, the Company resolved certain tax uncertainties, which together with other recurring adjustments, resulted in a current period tax benefit of approximately $5.7.  Any subsequent recognition of unrecognized tax benefits, if recognized, would affect the effective tax rate.

The Company classifies interest and penalties related to tax matters as a component of income tax expense.  As of September 30, 2011 and December 31, 2010, the accrual related to interest and penalties was insignificant.

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

OVERVIEW

The following discussion and analysis addresses the results of our operations for the three and nine month periods ended September 30, 2011, as compared to our results of operations for the three and nine month periods ended September 30, 2010.  In addition, the discussion and analysis addresses our liquidity, financial condition and other matters for these periods.

Based on our experience in the industry, we believe that we are the world’s largest manufacturer of cabin interior products for commercial aircraft and for business jets and the leading aftermarket distributor and value added service provider of aerospace fasteners and other consumable products.  We sell our manufactured products directly to virtually all of the world’s major airlines and aerospace manufacturers.  In addition, based on our experience, we believe that we have achieved leading global market positions in each of our major product categories, which include:

•
a broad line of aerospace fasteners and certain other consumables consisting of over 400,000 Stock Keeping Units (“SKUs”) serving the aerospace, commercial aircraft, business jet and military and defense industries;

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

We also design, engineer and manufacture customized fully integrated thermal and power management solutions for participants in the defense industry, aerospace original equipment manufacturers (“OEMs”) and the airlines.  In addition, we manufacture aircraft interior structures and provide comprehensive aircraft cabin interior reconfiguration services.

We conduct our operations through strategic business units that have been aggregated under three reportable segments: commercial aircraft, consumables management and business jet.

Revenues by reportable segment for the three and nine month periods ended September 30, 2011 and September 30, 2010, respectively, were as follows:

	THREE MONTHS ENDED				NINE MONTHS ENDED
	September 30, 2011		September 30, 2010		September 30, 2011		September 30, 2010
	Revenues	% of Revenues	Revenues	% of Revenues	Revenues	% of Revenues	Revenues	% of Revenues
Commercial aircraft	$333.1	52.4%	$250.2	50.6%	$951.9	51.6%	$716.7	49.7%
Consumables management	238.7	37.5%	193.1	39.0%	709.4	38.4%	572.3	39.7%
Business jet	64.2	10.1%	51.7	10.4%	183.8	10.0%	153.4	10.6%
Total revenues	$636.0	100.0%	$495.0	100.0%	$1,845.1	100.0%	$1,442.4	100.0%

Revenues by geographic area (based on destination) for the three and nine month periods ended September 30, 2011 and September 30, 2010, respectively, were as follows:

	THREE MONTHS ENDED				NINE MONTHS ENDED
	September 30, 2011		September 30, 2010		September 30, 2011		September 30, 2010
		% of		% of		% of		% of
	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues
United States	$323.0	50.8%	$261.4	52.8%	$951.8	51.6%	$741.6	51.4%
Europe	147.3	23.2%	120.4	24.3%	450.6	24.4%	347.6	24.1%
Asia, Pacific Rim,
Middle East and
Other	165.7	26.0%	113.2	22.9%	442.7	24.0%	353.2	24.5%
Total revenues	$636.0	100.0%	$495.0	100.0%	$1,845.1	100.0%	$1,442.4	100.0%

Revenues from our domestic and foreign operations for the three and nine month periods ended September 30, 2011 and September 30, 2010, respectively, were as follows:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Domestic	$444.3	$348.8	$1,294.6	$1,035.6
Foreign	191.7	146.2	550.5	406.8
Total revenues	$636.0	$495.0	$1,845.1	$1,442.4

New product development is a strategic initiative for us.  Our customers regularly request that we engage in new product development and enhancement activities.  We believe these activities protect and enhance our leadership position.  We believe our investments in research and development over the past several years have been a driving force behind our ongoing market share gains and the growth of our record backlog.  Research, development and engineering spending was approximately 6.1% of sales year-to-date and is expected to remain at approximately 5%-6% of sales for the next several years.

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

Although the outlook for global GDP growth is slower than previously expected, demand for our products is strong consistent with passenger traffic growth, smart capacity management, near record high load factors, the onset of a strong new wide-body aircraft delivery cycle and a solidly profitable global airline industry.  In addition to the foregoing, the Company is benefiting from a geographically diversified high quality customer base.  Despite what is commonly reported about the slowing global economy, global passenger traffic continues to grow and airline load factors and yields are near all-time highs.  Global airline passenger traffic was up 5.6% in September and year-to-date through September was up 6.3%. While premium international travel slowed somewhat in August, it was up 2.3% compared to August 2010, and premium travel is up 7.5% year-to-date through August.  Global load factors are at historically high levels, for September the global load factor was 79.2%.  Manageable fuel prices, solid yields, and tight capacity have helped the airline industry's operating performance.  As a result, IATA has increased its profit expectations and now expects the global airline industry to report a solidly profitable year with approximately $7 billion of global profit. The 2010 to 2012 period represents the first time since 2001 that the industry will have experienced three consecutive years of solid profitability.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2011,
AS COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2010
($ in Millions, Except Backlog and Per Share Data)

Consolidated Results

	REVENUES
	Three Months Ended September 30,
			Percent
	2011	2010	Change
Commercial aircraft	$333.1	$250.2	33.1%
Consumables management	238.7	193.1	23.6%
Business jet	64.2	51.7	24.2%
Total revenues	$636.0	$495.0	28.5%

Revenues for the third quarter 2011 of $636.0 increased $141.0, or 28.5%, as compared with the same period of the prior year.  Third quarter 2011 results reflect the acquisitions of TSI Group, Inc. (“TSI”), Satair A/S’s aerospace fastener distribution business (“Satair”) and LaSalle Lighting (“LaSalle” and together with TSI and Satair, the “Recent Acquisitions”).  Revenue growth for the third quarter of 2011, excluding the Recent Acquisitions, was approximately 16.9%.

Cost of sales for the third quarter 2011 was $398.0, or 62.6% of sales, as compared with cost of sales of $311.1, or 62.8% of sales in the same period of the prior year.  The 20 basis point decrease in cost of sales (20 basis point increase in gross margin) is due to a higher level of spares and consumables revenues, an improved mix of products sold, ongoing manufacturing efficiencies and global supply chain initiatives.

Selling, general and administrative (“SG&A”) expenses for the third quarter 2011 were $86.9, or 13.7% of sales as compared with SG&A of $71.9, or 14.5% of sales in the same period of the prior year.  The higher level of SG&A in the third quarter 2011 is primarily due to the Recent Acquisitions ($10.5) and other costs and expenses associated with the 28.5% increase in revenues.  SG&A as a percentage of sales decreased as compared with the same period of the prior year, primarily due to operating leverage in the business.

Research, development and engineering expense for the third quarter 2011 was $39.0, or 6.1% of sales as compared with $28.6, or 5.8% of sales in the same period of the prior year.  The $10.4 increase in spending is primarily due to new product development activities in our commercial aircraft segment associated with our record $3.45 billion backlog.

Operating earnings for the third quarter 2011 of $112.1 increased 34.4% on the aforementioned 28.5% increase in revenues.  Operating margin was 17.6% and expanded 80 basis points as compared with the same period of the prior year.  Operating earnings growth and operating margin expansion were driven by the higher sales volume, improved revenue mix and ongoing operational efficiency initiatives.

Interest expense in the third quarter 2011 of $26.2 increased by $4.7 as a result of the higher debt level resulting from the acquisitions of TSI and Satair in the fourth quarter of 2010.

Earnings before income taxes for the third quarter 2011 of $85.9 increased 38.8% as compared with the same period of the prior year.

Income tax expense in the third quarter 2011 of $20.5, or 23.9% of earnings before income taxes, decreased by $0.4 as compared with income tax expense for same period of the prior year of $20.9, which represented 33.8% of earnings before income taxes.  The lower tax rate in the third quarter 2011 is primarily due to the reversal of amounts previously reserved for tax uncertainties which together with certain other recurring tax adjustments resulted in a net $5.7 reduction from the expected income tax expense calculated at an approximately 32% effective tax rate.

Net earnings for the third quarter 2011 of $65.4 and earnings per diluted share of $0.64, increased 59.5% and 56.1%, respectively, as compared with the same period of the prior year .

Bookings during the third quarter of 2011 were approximately $660.0, representing a book-to-bill ratio of approximately 1.05:1. Backlog at September 30, 2011 stood at approximately $3.45 billion as compared with $2.85 billion at September 30, 2010 and $3.1 billion at December 31, 2010.

Segment Results

The following is a summary of operating earnings by segment:

	OPERATING EARNINGS
	Three Months Ended September 30,
			Percent
	2011	2010	Change
Commercial aircraft	$56.6	$38.7	46.3%
Consumables management	47.6	40.5	17.5%
Business jet	7.9	4.2	88.1%
Total operating earnings	$112.1	$83.4	34.4%

Third quarter 2011 commercial aircraft segment (“CAS”) revenues of $333.1 increased 33.1% as compared with the prior year period.  CAS third quarter 2011 operating earnings of $56.6 increased 46.3% and operating margin of 17.0% expanded 150 basis points as compared with the prior year period, primarily due to an improved revenue mix and ongoing operational efficiency initiatives.

Third quarter 2011 consumables management segment (“CMS”) revenues of $238.7 increased 23.6%.  CMS operating earnings of $47.6 increased 17.5% and operating margin was 19.9%.  Current period operating margin reflects the acquisitions of Satair and LaSalle, which have lower operating margins than the legacy CMS business.  Organic operating margin, excluding the Recent Acquisitions, for the third quarter of 2011 was approximately 21.2%, up 20 basis points as compared with the prior year period.  Organic revenue growth, excluding the Recent Acquisitions, was approximately 8.8%, and excluding both Recent Acquisitions and sales to military and business jet customers, was 15.4%.

Third quarter 2011 business jet segment revenues of $64.2 increased 24.2% as compared with the prior year period.  Operating earnings of $7.9 increased $3.7 or 88.1% as compared with the prior year period.  Current period operating margin of 12.3% expanded by 420 basis points, reflecting both the increase in revenues and an improved mix of revenues.

NINE MONTHS ENDED SEPTEMBER 30, 2011,
AS COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2010
($ in Millions, Except Backlog and Per Share Data)

Consolidated Results

	REVENUES
	Nine Months Ended September 30,
			Percent
	2011	2010	Change
Commercial aircraft	$951.9	$716.7	32.8%
Consumables management	709.4	572.3	24.0%
Business jet	183.8	153.4	19.8%
Total revenues	$1,845.1	$1,442.4	27.9%

Revenues for the nine months ended September 30, 2011 of $1,845.1 increased 27.9% as compared with the prior year period.  Revenue growth for the first nine months of 2011, excluding the Recent Acquisitions, was approximately 15.4%.

Cost of sales for the nine months ended September 30, 2011 was $1,151.3, or 62.4% of sales, as compared with cost of sales of $916.4, or 63.5% of sales in the prior year period.  The 110 basis point decrease in cost of sales (110 basis point increase in gross margin) is due to a higher level of spares and consumables revenues, ongoing manufacturing efficiencies and global supply chain initiatives.

Selling, general and administrative (“SG&A”) expenses for the nine months ended September 30, 2011 were $261.6, or 14.2% of sales as compared with SG&A of $210.6, or 14.6% of sales in the prior year period.  The higher level of SG&A in the current period is primarily due to recent acquisitions ($26.9) and other costs and expenses associated with the 27.9% increase in revenues.  SG&A as a percentage of sales decreased as compared with the prior year primarily due to operating leverage in the business.

Research, development and engineering expense for the nine months ended September 30, 2011 was $113.3, or 6.1% of sales as compared with $81.2, or 5.6% of sales in the prior year period.  The $32.1 increase in spending is primarily due to new product development activities in our commercial aircraft segment associated with our record $3.45 billion backlog.

Operating earnings for the nine months ended September 30, 2011 of $318.9 increased 36.2% as compared with the prior year period.  Operating margin in the current period of 17.3% expanded 110 basis points as compared with the prior year period.  Operating earnings growth and operating margin expansion were driven by the higher sales volume, improved revenue mix and ongoing operational efficiency initiatives.

Interest expense for the nine months ended September 30, 2011 of $78.4 increased by $16.2 as a result of the higher debt level resulting from the acquisitions of TSI and Satair in the fourth quarter of 2010.

Earnings before income taxes for the nine months ended September 30, 2011 of $240.5 increased 41.9% as compared with the prior year period.

Income tax expense for the nine months ended September 30, 2011 of $70.0, or 29.1% of earnings before income taxes, increased by $12.6 as compared with the prior year period income tax expense of $57.4, which represented 33.9% of earnings before income taxes.  The lower tax rate in the nine months ended September 30, 2011 is primarily due to the reversal of amounts previously reserved for tax uncertainties which together with certain other recurring tax adjustments resulted in a net reduction in income tax expense of approximately $5.7 from the expected income tax expense calculated at an approximately 32% effective rate.

Net earnings for the nine months ended September 30, 2011 were $170.5, or $1.67 per diluted share, as compared with $112.1, or $1.11 per diluted share, in the prior year period, reflecting a growth rate in earnings per diluted share of 50.5%.

Bookings for the nine months ended September 30, 2011 were approximately $2.2 billion, representing a book-to-bill ratio of 1.2:1.

Segment Results

The following is a summary of operating earnings by segment:

	OPERATING EARNINGS
	Nine Months Ended September 30,
			Percent
	2011	2010	Change
Commercial aircraft	$157.8	$109.1	44.6%
Consumables management	140.5	115.5	21.6%
Business jet	20.6	9.6	114.6%
Total operating earnings	$318.9	$234.2	36.2%

For the nine months ended September 30, 2011, CAS revenues of $951.9 increased 32.8% as compared with the prior year period.  CAS operating earnings of $157.8 increased 44.6%.  Operating margin of 16.6% expanded 140 basis points as compared with the prior year period, primarily due to an improved revenue mix and ongoing operational efficiency initiatives.

For the nine months ended September 30, 2011, CMS revenues of $709.4 increased 24.0% and operating earnings of $140.5 increased 21.6%, as compared with the prior year period.  Operating margin of 19.8% decreased 40 basis points as compared with the same period of the prior year, due to the margin drag from recent acquisitions.  Organic operating margin, excluding Recent Acquisitions, was approximately 20.8%, up 60 basis points as compared with the prior year period. Organic revenue growth, excluding Recent Acquisitions, was approximately 8.2%, and excluding both the Recent Acquisitions and sales to military and business jet customers, was approximately 14.6%.

For the nine months ended September 30, 2011, business jet segment revenues of $183.8 increased 19.8% as compared with the prior year period.  Operating earnings of $20.6 increased $11.0, or 114.6% as compared with the prior year period.  Current period operating margin of 11.2% expanded by 490 basis points, reflecting both the increase in revenues and an improved mix of revenues.

LIQUIDITY AND CAPITAL RESOURCES

Current Financial Condition

As of September 30, 2011, our net debt-to-net capital ratio was 35.0%.  Net debt was $980.6, which represented total debt of $1,245.5, less cash and cash equivalents of $264.9.  At September 30, 2011, net capital (total debt plus total stockholders’ equity less cash and cash equivalents) was $2,798.9.  As of September 30, 2011, long-term debt primarily consisted of $644.6 aggregate principal amount (net of original issue discount) of the Company’s 6.875% Senior Unsecured Notes due 2020 (the “6.875% Notes”) and $600.0 aggregate principal amount of the Company’s 8.5% Senior Unsecured Notes due 2018 (the “8.5% Notes”).  At September 30, 2011 there were no amounts outstanding under the Revolving Credit Facility.  Cash on hand at September 30, 2011 increased by $186.2 as compared with cash on hand at December 31, 2010 primarily as a result of cash flows from operating activities of $224.0 less capital expenditures of $45.5 and net expenditures for acquisitions of $17.0.  Our liquidity requirements consist of working capital needs, ongoing capital expenditures and payments of interest and principal on our indebtedness.  Our primary requirements for working capital are directly related to the level of our operations.

Working capital as of September 30, 2011 was $1,571.3, an increase of $215.7 as compared with working capital at December 31, 2010. As of September 30, 2011, total current assets increased by $364.5 and total current liabilities increased by $148.8.  The increase in current assets related to an increase in cash of $186.2 (as described above), an increase in accounts receivable of $74.4 and an increase in inventories of $97.0 to support future revenue growth.  The increase in total current liabilities was primarily due to an increase in accounts payable of $64.4 and an increase in accrued liabilities of $84.4.  Accounts payable were higher at September 30, 2011 due to the increase in business activity.  Accrued liabilities increased at September 30, 2011 as compared with December 31, 2010 primarily due to deferred revenues ($31.9) and accrued warranties ($9.3).

Cash Flows

As of September 30, 2011, our cash and cash equivalents were $264.9 compared to $78.7 at December 31, 2010.  Cash generated from operating activities was $224.0 for the nine months ended September 30, 2011, as compared to $171.3 in the same period in the prior year.  The primary sources of cash from operations during the nine months ended September 30, 2011 were net earnings of $170.5, adjusted by depreciation and amortization of $45.9, non-cash compensation of $19.4, a decrease in deferred income taxes of $43.7 and an increase in accounts payable and accrued liabilities of $140.5.  Offsetting these sources of cash were a $75.7 increase in accounts receivable as a result of increased revenues and a $101.2 increase in inventories as a result of our record backlog.

Capital Spending

Our capital expenditures were $45.5 and $29.3 during the nine  months ended September 30, 2011 and 2010, respectively.  We expect capital expenditures of approximately $90 over the next twelve months.  These capital expenditures are needed to support our recent program awards, including the Airbus A350, and take into consideration our targeted capacity utilization levels, recent acquisitions and current industry conditions.  We have, in the past, generally funded our capital expenditures with cash from operations and funds available to us under revolving bank credit facilities.  We expect to fund future capital expenditures from cash on hand, from operations and from funds available to us under our Revolving Credit Facility.

Outstanding Debt and Other Financing Arrangements

Long-term debt at September 30, 2011 primarily consisted of $644.6 aggregate principal amount (net of original issue discount) of the 6.875% Notes due 2020 and $600.0 aggregate principal amount of the 8.5% Notes due 2018.

The Company’s Amended and Restated Credit Agreement (the “Credit Agreement”), consists of a five-year, $750.0 senior secured revolving credit facility.  The Credit Agreement also provides an option for the Company to request additional incremental revolving credit borrowing capacity and incremental term loans, in each case upon the satisfaction of certain customary terms and conditions.  At September 30, 2011, there were no amounts outstanding under the Credit Agreement.

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

The Credit Agreement contains an interest coverage ratio financial covenant (as defined in the Credit Agreement) that must be maintained at a level greater than 2.25 to 1.  The Credit Agreement also contains a total leverage ratio covenant (as defined in the Credit Agreement) which limits net debt to a 4.25 to 1 multiple of EBITDA (as defined in the Credit Agreement).  The Credit Agreement is collateralized by substantially all of the Company’s assets and contains customary affirmative covenants, negative covenants, and conditions precedent for borrowings, all of which were met as of September 30, 2011.

Contractual Obligations

The following table reflects our contractual obligations and commercial commitments as of September 30, 2011.  Commercial commitments include lines of credit, guarantees and other potential cash outflows resulting from a contingent event that requires performance by us or our subsidiaries pursuant to a funding commitment.

Contractual Obligations	2011	2012	2013	2014	2015	Thereafter	Total
Long-term debt and other non-current liabilities (1)	$0.5	$1.8	$0.8	$0.7	$1.1	$1,258.0	$1,262.9
Operating leases	7.7	27.8	24.7	22.4	21.9	78.1	182.6
Purchase obligations (2)	2.5	3.2	1.2	1.2	1.2	1.2	10.5
Future interest payment on outstanding debt (3)	23.2	99.0	99.0	99.0	99.0	350.9	770.1
Total	$33.9	$131.8	$125.7	$123.3	$123.2	$1,688.2	$2,226.1

Commercial Commitments
Letters of credit	$6.0	--	--	--	--	--	$6.0

(1)
Our liability for unrecognized tax benefits of $15.8 at September 30, 2011 has been omitted from the above table because we cannot determine with certainty when this liability will be settled.  It is reasonably possible that the amount of liability for unrecognized tax benefits will change in the next twelve months; however, we do not expect the change to have a significant impact on our consolidated financial statements.

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

Off-Balance Sheet Arrangements

Lease Arrangements

We finance our use of certain equipment under committed lease arrangements provided by various financial institutions. Since the terms of these arrangements meet the accounting definition of operating lease arrangements, the aggregate sum of future minimum lease payments is not reflected in our consolidated balance sheet.  Future minimum lease payments under these arrangements aggregated approximately $182.6 at September 30, 2011.

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

Deferred Tax Assets

We maintained a valuation allowance of approximately $14.4 as of September 30, 2011 primarily related to foreign tax credits and foreign net operating losses.

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

From time to time, we and our foreign subsidiaries may enter into foreign currency exchange contracts to manage risk on transactions conducted in foreign currencies.  At September 30, 2011, we had no outstanding forward currency exchange contracts.  In addition, we have not entered into any other derivative financial instruments.

Interest Rates – As of December 31, 2010, we paid off our adjustable rate debt.  We do not engage in transactions intended to hedge our exposure to changes in interest rates.

As of September 30, 2011, we maintained a portfolio of securities consisting mainly of taxable, interest-bearing deposits with weighted average maturities of less than three months.  If short-term interest rates were to increase or decrease by 10%, we estimate interest income would increase or decrease by less than $0.1 on an annualized basis.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness, of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934), as of September 30, 2011.   Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

   Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the third quarter of 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 5.  Other Information

(a) Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders took place on July 26, 2011.  Proxies for the meeting were solicited and the proposals described below were submitted to a vote of our stockholders at the annual meeting.  The following is a brief description of each matter voted on and the results of the voting.

1.     Election of Two Class II Directors

Class II Directors elected:  Robert J. Khoury and Jonathan M Schofield.
Directors whose term of office continued after meeting (Class I and III):  Amin J. Khoury, Richard G. Hamermesh, Charles L. Chadwell, Jim C. Cowart and Arthur E. Wegner.

2.     Advisory Vote on Executive Compensation

Stockholders voted to approve, on a non-binding advisory basis, the compensation program of our Named Executive Officers.

3.     Frequency of Advisory Votes on Executive Compensation

Stockholders voted to approve, on an advisory non-binding basis, that the frequency of the advisory vote be held annually.

4.     Ratification of appointment of Independent Registered Public Accounting Firm

Stockholders ratified the appointment of Deloitte & Touche LLP as our Independent Registered Public Accounting Firm for the fiscal year ending December 31, 2011.

The number of shares voted for, against and abstained/withheld were as follows:

			Abstained/
	For	Against	Withheld	Non Votes
1. Election of Officers
Nominee
Robert J. Khoury	79,654,743	--	8,654,494	7,337,964
Jonathan M. Schofield	78,196,384	--	10,112,853	7,337,964

			Abstained/
	For	Against	Withheld	Non Votes
2. Executive Compensation	72,430,534	15,822,620	56,083	7,337,964

	Every Three Years	Every Two Years	Every One Year	Abstained/ Withheld	Non Votes
3. Frequency of Say-on-Pay	32,878,658	263,401	55,121,086	46,092	7,337,964

			Abstained/
	For	Against	Withheld	Non Votes
4. Proposal to Ratify Deloitte & Touche LLP	93,465,731	2,103,981	77,489	--

Taking into consideration the stockholders’ vote on the subject of the frequency of advisory votes on executive compensation, the Board determined, in the exercise of its discretion, to have the Company hold the advisory vote on executive compensation on an annual basis.

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

BE AEROSPACE, INC.

Date: November 2, 2011	By:	/s/ Amin J. Khoury
Amin J. Khoury
Chairman and
Chief Executive Officer

Date: November 2, 2011	By:	/s/ Thomas P. McCaffrey
Thomas P. McCaffrey
Senior Vice President and
Chief Financial Officer