Form 10-K
period 2011-12-31
BE AEROSPACE INC
filed 2012-02-24
CIK 861361

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ X ]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011

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
Common Stock, $.01 Par Value
(Title of Class)
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [X]  No [  ].

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes [  ]  No [X].

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [  ].

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

The aggregate market value of the registrant's voting stock held by non-affiliates was approximately $4,225.2 million on June 30, 2011 based on the closing sales price of the registrant's common stock as reported on the NASDAQ Global Select Market as of such date, which is the last business day of the registrant's most recently completed second fiscal quarter. Shares of common stock held by executive officers and directors and persons who own 5% or more of outstanding common stock have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not a determination for any other purpose. The number of shares of the registrant's common stock, $.01 par value, outstanding as of February 21, 2012 was 103,925,601 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the registrant's Proxy Statement to be filed with the Commission in connection with the 2012 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K. With the exception of those sections that are specifically incorporated by reference in this Annual Report on Form 10-K, such Proxy Statement shall not be deemed filed as part of this Report or incorporated by reference herein.

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

Unless otherwise indicated, the industry data contained in this Form 10-K is from the January/February 2012 issue of the Airline Monitor, December 2011 reports of the International Air Transport Association (“IATA”), the Boeing Current Market Outlook 2011, “The ACAS Database” or the Airbus and Boeing corporate websites.

PART I

ITEM 1. BUSINESS

Our Company

General

Based on our experience in the industry, we believe we are the world’s leading manufacturer of cabin interior products for commercial aircraft and business jets and the world’s leading distributor of aerospace fasteners and consumables. We sell our products directly to virtually all of the world’s major airlines and aerospace manufacturers. Based on our experience, we believe that we have achieved leading global market positions in each of our major product categories, which include:

●
a broad line of aerospace fasteners and consumables, consisting of over 400,000 Stock Keeping Units (“SKUs”) serving the aerospace, commercial aircraft, business jet and military and defense industries;

●	commercial aircraft seats, including an extensive line of super first class, first class, business class, tourist class and regional aircraft seats;

●	a full line of aircraft food and beverage preparation and storage equipment, including galley systems, lavatories, coffeemakers, water boilers, beverage containers, refrigerators, freezers, chillers and a line of ovens that includes microwave, high efficiency convection and steam ovens;

●	both chemical and gaseous aircraft oxygen storage, distribution and delivery systems, protective breathing equipment and a broad range of lighting products; and

●	business jet and general aviation interior products, including an extensive line of executive aircraft seats, direct and indirect overhead lighting systems, passenger and crew oxygen systems, air valve systems, and high-end furniture and cabinetry.

We also design, engineer and manufacture customized fully integrated thermal and power management solutions for participants in the defense industry, aerospace original equipment manufacturers (“OEMs”) and the airlines. In addition, we provide comprehensive aircraft cabin interior reconfiguration, program management and certification services.

Since our organization as a corporation in Delaware in 1987, we have substantially expanded the size, scope and nature of our business as a result of a number of acquisitions. Between 1989 and 2006, we completed 28 acquisitions, for an aggregate purchase price of approximately $1.2 billion. We believe these acquisitions enabled us to position ourselves as a preferred global supplier to our customers. During this period we consolidated facilities and product lines, implemented lean manufacturing and continuous improvement programs and invested in our information technology. All of these efforts allowed us to continually improve our productivity and expand our operating margins. For example, during the three-year period ended December 31, 2008 (exclusive of a goodwill and intangible asset impairment charge in 2008), we were able to expand our operating margins by 570 basis points. In 2008, we completed the acquisition of the consumables solutions distribution business (“HCS”) from Honeywell International Inc. (“Honeywell”) for the aggregate purchase price of approximately $1.0 billion. The combination of HCS with our existing consumables products business created the world’s leading distributor of aerospace fasteners and consumables. Through this acquisition, we eliminated four facilities and significantly expanded operating margins in our consumables segment. In October 2010, we acquired TSI Group, Inc. (“TSI”) and the aerospace fastener distribution business of Satair A/S (“Satair”) for a net purchase price of approximately $307 million and $162 million, respectively. TSI is a market leader in the design, engineering and manufacturing of customized, fully integrated, thermal management and interconnect solutions that address complex power management requirements of a broad range of customers in the aerospace and defense industries. TSI is included as a component of our commercial aircraft segment. Satair is a distributor of consumables to European and Asia Pacific aerospace manufacturers and their suppliers and is included as a component of our consumables management segment. During 2011, the Company completed four smaller acquisitions to bolster key technologies for an aggregate purchase price of approximately $60 million, which net of proceeds from the sale of two non core businesses of approximately $19 million, resulted in a net investment of approximately $41 million. On January 30, 2012, the Company acquired UFC Aerospace Corp. (“UFC”), a leading provider of complex supply chain management and inventory logistics solutions, for approximately $400 million in cash, a portion of which we funded using our undrawn $750 million revolving credit facility and cash on hand.

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

Thermal management solutions were first required and developed for power management products on military sub-systems for airplanes, unmanned aerial vehicles, ground vehicles, helicopters, ground systems, and a broad array of additional applications that require extensive electrical and computing power in small lightweight footprints with controlled but rapid dissipation of heat. This technology is migrating into the commercial aerospace market and is expected to grow at a healthy rate over the next decade as a result of changing electronics technologies at the component and system level as well as the continued introduction of More Electric Aircraft (“MEA”) such as the Boeing B787, B747-8, and the Airbus A350.

There is a direct relationship between demand for fasteners and consumables products and fleet size, aircraft utilization and aircraft age, as well as the rate of production of new aircraft. All aircraft must be serviced at prescribed intervals, which also drives aftermarket demand for aerospace fasteners and consumables products.

Historically, aerospace fastener and consumables products revenues have been derived from the following sources:

●	Supporting OEMs of aircraft and aircraft components;

●	Mandated maintenance and replacement of specified parts;

●	Demand for aerospace fasteners and other consumables for new build aircraft from the OEMs and their suppliers;

●	Aerospace and defense subcontractors, most of whom tend to purchase through distributors as a result of the channel shift to outsourcing by aerospace and military aircraft OEMs; and

●	Demand for structural modifications, cabin interior modifications and passenger-to-freighter conversions.

In addition, increasingly, aerospace and defense suppliers are relying on companies such as our consumables management segment to provide a customized single point of contact for inventory management, customized invoicing, automated forecasting and usage monitoring, centralized communications and tracking across their supply base.

Based on industry sources and studies, we estimate that during 2011, the commercial and business jet cabin interior products industry, for the principal products of the type which we manufacture, exclusive of service revenues, had annual sales of approximately $2.5 billion and the aerospace fastener and consumables industry had annual sales of approximately $4.0 billion. We estimate that the total worldwide installed base of commercial and general aviation aircraft cabin interior products for the principal products of the type which we manufacture, valued at replacement prices, was approximately $18.5 billion as of December 31, 2011.

During 2011, global air traffic increased by 6.5% as compared with a global traffic increase of 7.2% in 2010 and a global traffic decrease of 2.4% in 2009. The increases in 2011 and 2010 global traffic demand reflect the initial stages of the global economic recovery.

Importantly, international traffic was up 6.9% in 2011 as compared with 2010, and premium tickets sold (in first and business classes on long-haul routes) increased by 5.5%. The airline industry increased airline capacity by 6.8% in line with the 6.5% increase in global traffic. As a result, the airlines are operating at relatively profitable levels. In fact, airline load factors and yields are at near record levels for the industry. The airline industry is expected to have generated approximately $7.0 billion in global airline profits in 2011.

The airlines have substantially strengthened their balance sheets over the past several years through operating profits and by accessing capital markets. As a result, we believe airline balance sheets are much stronger than in any time in the past ten years.

Approximately 726 business jets were delivered in 2011 versus 766 business jets in 2010 and 853 business jets in 2009.

Other factors expected to affect the industries we serve include the following:

Wide-Body Aircraft Deliveries. Deliveries of wide-body, long haul aircraft constitute an increasing share of total new aircraft deliveries and are an increasing percentage of the worldwide fleet. Wide-body aircraft represented approximately 21.1% of all new commercial aircraft (excluding regional jets) delivered over the four-year period ended December 31, 2011. According to the Airline Monitor, 218 new wide-body aircraft were delivered in 2011 and approximately 322 are expected to be delivered in 2012. Over the 2012-2015 period, 1,587 wide-body aircraft deliveries are expected, averaging approximately 397 such aircraft per year, or an 82% higher delivery level as compared with 2011 and representing approximately 25% of total deliveries. The Airline Monitor also predicts that nearly 5,047 twin-aisle aircraft will be delivered over the 2012-2022 timeframe or approximately 505 wide-body and super wide-body aircraft per year, which is 132% higher, on average, as compared to 2011 deliveries. According to the Airline Monitor, wide-body aircraft deliveries are expected to grow at a 20% compounded annual growth rate (“CAGR”) over the four-year period ending 2015.

Long-Term Growth in Worldwide Fleet. According to the Airline Monitor, new deliveries of large commercial aircraft increased to 1,008 aircraft in 2011, as compared to 962 aircraft in 2010 and 969 in 2009. According to the Airline Monitor, new aircraft deliveries are expected to total 1,165 in 2012 and 1,305 in 2013. Worldwide air traffic is expected to grow by approximately 5.5% in 2012 and the Airline Monitor has forecasted revenue passenger miles to increase at a CAGR of approximately 5.1% during the 2011-2026 period, increasing from 3.2 trillion miles in 2011 to approximately 6.8 trillion miles by 2026. As a result, the Airline Monitor expects the worldwide fleet of passenger jet aircraft to increase by approximately 68% from approximately 22,000 regional, single-aisle and twin-aisle aircraft at December 31, 2011 to approximately 37,000 aircraft at December 31, 2026.

Existing Installed Base. According to industry sources, the world's active commercial passenger aircraft fleet consisted of approximately 22,000 aircraft as of December 31, 2011. Additionally, based on industry sources, there are approximately 16,750 business jets currently in service. Based on such fleet numbers, we estimate that the total worldwide installed base of commercial and general aviation aircraft cabin interior products for the principal products of the type which we manufacture, valued at replacement prices, was approximately $18.5 billion as of December 31, 2011. The size of the installed base is expected to increase as a result of the growth in the world-wide fleet and is expected to generate additional and continued demand for retrofit, refurbishment, consumables and spare parts.

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

Competitive Strengths

We believe that we have a strong competitive position attributable to a number of factors, including the following:

Large Installed Base. We have a large installed base of commercial and general aviation aircraft cabin interior products for the principal products of the type which we manufacture, valued at replacement prices, of approximately $8.4 billion as of December 31, 2011. Based on our experience in the industry, we believe our installed base is substantially larger than that of our competitors. We believe that our large installed base is a strategic advantage, as airlines tend to purchase aftermarket products and services, including spare parts, retrofit and refurbishment programs, from the original supplier. As a result, we expect our large installed base to generate continued aftermarket revenue as airlines continue to maintain, evolve and reconfigure their aircraft cabin interiors.

Operating Leverage and Low Cost Producer. Our ability to leverage our manufacturing, engineering and distribution capabilities has allowed us to expand operating margins. As a result of our continuous improvement initiatives, global sourcing and lean manufacturing programs, our operating margins have increased substantially. For example, our 2011 operating margin of 17.1% expanded by 120 basis points over the operating margin we realized for the year ended 2010 and 240 basis points over the operating margin we realized for the year ended 2007, reflecting ongoing manufacturing efficiencies, a shift in product mix as a result of the rapid growth of our consumables management segment and operating leverage on the higher volume of sales.

Capitalizing on Shift Toward Seller Furnished Equipment (“SFE”). Traditionally, we, and our competitors, have sold customized cabin interior products directly to the airlines. Commencing with the launch of the Boeing 787 and Airbus A350 XWB, we began a campaign to develop a range of new aircraft interior products and to market certain interior systems directly to Boeing and Airbus. During 2011, the Company was awarded one of the most important new business programs in its history when Boeing selected us as the exclusive manufacturer of modular lavatory systems for Boeing’s 737 NG family of airplanes, as well as the Boeing 737 MAX. The award is initially valued in excess of $800 million, exclusive of retrofit orders, which, over time, are expected to be substantial. This innovative SFE system will become standard equipment on these aircraft. Our proprietary lavatory systems create the opportunity to add up to six incremental passenger seats on each new 737 NG airplane.

We have also been selected by Boeing to manufacture our LED cabin lighting for the next generation Boeing 737 Sky Interior aircraft. To date, we have been selected by Boeing to manufacture our patented Pulse OxygenTM system and passenger service units for the B787 and B747-8, and we have been selected by Airbus to manufacture our next generation galley systems and our patented passenger oxygen delivery system for the A350 XWB. Additionally, we have been selected by major business jet manufacturers to provide vacuum waste water systems. As of December 31, 2011, the SFE programs we have won are currently expected to generate approximately $4.4 billion in revenues over time, and are expected to significantly increase our content per aircraft type; however, only a small portion of these programs are included in our reported backlog at December 31, 2011. This effort by the Company to develop and market new interior systems directly to the OEMs is important to us as it represents a significant potential increase in the dollar value of our products on each such aircraft type.

Focus on Innovation and New Product Development. Our aircraft cabin interior products businesses are engaged in extensive product development and marketing efforts for both new features on existing products and new products. We believe, based on our experience in the industry, that we are a technological leader, with the largest research and development organization in the cabin interior products industry. The success of these and other new product development efforts are expected to increase demand for our products in both newly purchased aircraft and in aftermarket retrofits and it has allowed us to grow our backlog and improve the product mix of our current backlog. Newly introduced products include a broad range of amenities such as luxurious first class cabins with appointments such as lie-flat seating, mini-bars, closets, flat screen TVs, digital light-emitting-diode (“LED”) mood lighting,  electric lie-flat first and business class seats, Pulse Oxygen™ gaseous passenger oxygen systems for the Boeing 787 and Airbus A350 XWB, next generation galley systems for the Airbus A350 XWB, electric fully berthing business jet seating, lightweight, lower maintenance waste water systems for business and commercial jets and a full range of business and executive jet seating. We recently introduced our new patented Pinnacle® main cabin seating platform, which we believe is the industry’s lightest full-featured seat that significantly reduces cost of ownership, simplifies maintenance and increases overall passenger living space. We also introduced our digital LED lighting system for the new Boeing 737 Sky Interior aircraft. This innovative, lightweight LED system features adjustable lighting with full spectrum color capabilities, providing superior cabin ambiance and unprecedented lighting control.

As of December 31, 2011, we had 1,198 employees in engineering, research and development and program management. We believe our engineering, research and development effort and our on-site technicians at both the airlines and airframe manufacturers enable us to play a leading role in developing and introducing innovative products to meet emerging industry trends, and thereby gain early entrant advantages.

Exposure to International Markets. Revenues and backlog by geographic region are set forth in the following charts:

We believe this geographic diversification makes us less susceptible to a downturn in a specific geographic region and allows us to take advantage of regional growth trends.

Diverse Product Offering and Broad Customer Base. We provide a comprehensive line of products and services to a broad customer base. During the three-year period ended December 31, 2011, no single customer accounted for more than 10% of our consolidated revenues. Our commercial aircraft and business jet segments have a broad range of over 250 principal customers, including all of the world’s major airlines, business jet manufacturers and completion centers. Our consumables management segment sells consumables to over 3,600 customers throughout the world. During the year ended December 31, 2011, our sales to Boeing and Airbus together represented approximately 12% of our total sales. We believe that our broad product offering and customer base make us less vulnerable to the loss of any one customer or program. We have continued to expand our available products and services based on our belief that the airline industry increasingly will seek an integrated approach to the design, development, integration, installation, testing and sourcing of aircraft cabin interior equipment.

Experience with a Complex Regulatory Environment. The airline industry is heavily regulated. The Federal Aviation Administration (the “FAA”) prescribes standards and licensing requirements for manufacturers and sellers of many aircraft components, including virtually all commercial airline and general aviation cabin interior products, and licenses component repair stations within the United States. Comparable agencies, such as the European Aviation Safety Agency (the “EASA”), the Japanese Civil Aviation Board (the “JCAB”), and the Civil Aviation Administration of China (the “CAAC”), prescribe standards, establish licensing requirements and regulate these matters in other countries. In addition, designing new products to meet existing regulatory requirements and retrofitting products to comply with new regulatory requirements can be both expensive and time consuming. We have a long history and extensive experience with the complex regulatory environments in which we operate and believe this enables us to efficiently obtain the required approvals for new products and services.

Growth Opportunities

We believe that we will benefit from the following industry trends:

Growth of Wide-Body Aircraft Fleet. New aircraft deliveries of wide-body aircraft are expected to continue to grow over the long term, reflecting the expected growth in revenue passenger miles over the 2011-2026 period. The trend toward a global fleet with a higher percentage of wide-body aircraft is significant to us because wide-body aircraft require up to six-to-nine times the dollar value content of the principal products of the type which we manufacture as compared to narrow-body aircraft. For example, wide-body aircraft carry up to three or four times the number of seats as narrow-body aircraft and have multiple classes of service, including super first class compartments and first class and business class configurations. In addition, aircraft cabin crews on wide-body aircraft flights may make and serve between 300 and 900 meals and may brew and serve more than 2,000 cups of coffee and serve more than 200 glasses of wine on a single flight, thereby generating substantial demand for seating products and food and beverage preparation and storage equipment, as well as extensive oxygen storage, delivery distribution systems and lighting systems.

Worldwide Fleet Creates Demand for Aftermarket and Consumables Products. The size of the worldwide fleet is important to us since the proper maintenance of the fleet generates ongoing demand for spare parts, refurbishment retrofits, fasteners and other consumables products. Our substantial existing installed base of products typically generates continued retrofit, replacement, upgrade, refurbishment, repair and spare parts revenue as airlines maintain their aircraft interiors, as well as demand for consumables to support the active fleets of commercial aircraft, business jets and military aircraft. For the years ended December 31, 2011 and 2010 approximately 49% and 55%, respectively, of our revenues were derived from the aftermarket. In addition, aftermarket revenues are generally driven by aircraft usage, and as such, have historically tended to recover more quickly than revenues from OEMs. As used in this Form 10-K, aftermarket sales include sales to support existing commercial, business jet and military fleets. We believe that there are substantial growth opportunities for retrofit programs for the wide-body aircraft that service international routes and that the major global airlines will need to invest in cabin interiors for their international fleets or face the prospect of losing market share on their international routes. Additionally, the expected growth in the worldwide fleet will serve to increase the size of our installed base.

Opportunity to Substantially Expand Our Addressable Markets through our Consumables Management Business. Our consumables management business leverages our key strengths, including marketing and service relationships with most of the world’s airlines, commercial aircraft OEMs and their suppliers, business jet OEMs and their suppliers, maintenance, repair and overhaul centers (“MROs”), and the military. As approximately 48% of consumables demand is generated by the aftermarket, demand for aerospace hardware, fasteners, bearings, seals, gaskets, lighting products, electrical components and other consumables is expected to increase over time as the fleet expands, similar to the market for cabin interior products. The aerospace and military OEMs are increasingly outsourcing to sub-contract manufacturers, driving a channel shift, which is benefiting distributors, such as our consumables management segment, as many of these subcontractors tend to purchase through distributors. In addition, aerospace manufacturers as well as airlines and MROs are increasingly seeking companies such as our consumables management segment to provide customized single point of contact for inventory management, customized invoicing, automated forecasting and usage monitoring, centralized communications and tracking across their supply base.

Backlog Driven by Aftermarket Demand from International Airlines Retrofitting Existing Fleets. We believe that many major international airlines are in the process of reinitiating or planning to reinitiate previously deferred cabin interior upgrade programs. This activity is expected to continue to be driven by both the age of the existing cabin interiors as well as the desire by many of the leading international carriers to achieve a competitive advantage by investing in cabin interior products that incorporate leading comfort amenities, thereby improving passenger loads and yields, or that reduce airline operating costs by reducing maintenance costs and/or providing lower weight and fuel burn. We believe that, as international traffic continues to grow, the life cycle of premium products, such as lie-flat international business class seats and the products comprising our super first class suites, will continue to compress as airlines seek greater competitive advantage through state-of-the-art cabin interior products.

Growth in New Aircraft Introductions Leads to New Cabin Interior Product Introductions and Major Retrofit Opportunities. According to Airbus, 19 customers have placed orders for 253 of the new Airbus A380 super wide-body aircraft and 33 customers have placed 555 orders for the new A350 XWB. According to Boeing, through December 31, 2011, 65 customers have placed orders for 860 of the new B787 wide-body aircraft. We believe the airliners often use the occasion of introduction into service of a new aircraft fleet type to introduce next generation cabin interior products. In such cases, we believe airlines will also invest in programs to retrofit their existing fleets to incorporate these new interior products and configurations in order to enhance their revenue and/or cost advantages realized on the new fleets and to maintain product and service commonality.

Growing Requirement for Thermal and Power Management Solutions. Demand for aerospace thermal and power management products and systems is expected to grow over the next decade as a result of changing electronics technologies at both the component and system levels as well as the continued introduction of MEA, such as the Boeing B787, B747-8 and the Airbus A350. We believe power management products have become critical components for the newer MEA and demand for innovative power management solutions should grow as power and computing power requirements increase, as space becomes more limited, and as heat dissipation and payload weight become more critical. We believe our ability to integrate advanced power management technology with industry leading thermal packaging designs into current and future cabin interior products and systems will address the expected growing demand for sophisticated power management solutions in aircraft cabin interior products.

Long-Term Growth in Business Jet and VIP Aircraft Markets. Business jet deliveries were down 5% in 2011 at 726 aircraft as compared to 2010 after decreasing by 10% in 2010 as compared to 2009. According to industry sources, new business jet deliveries in 2012 are expected to increase by approximately 10%, and average annual deliveries of new business jets are expected to increase by an approximate 12% CAGR over the four-year period ending December 31, 2015.

Business Strategy

Our business strategy is to maintain a leadership position and to best serve our customers by:

●	Offering the broadest and most innovative products and services in the industry;

●	Offering a broad range of engineering services including design, integration, installation, certification services and aircraft reconfiguration;

●	Pursuing the highest level of quality in every facet of our operations, from the factory floor to customer support;

●	Aggressively pursuing continuous improvement initiatives in all facets of our business, and in particular our manufacturing operations, to reduce cycle time, lower costs, improve quality and expand our margins; and

●	Pursuing a worldwide marketing and product support approach focused by airline and general aviation airframe manufacturers, encompassing our entire product line.

Products and Services

We conduct our operations through strategic business units that have been aggregated under three reportable segments: commercial aircraft, consumables management and business jet.

The following is a summary of revenues for each of our segments:

	Year Ended December 31,
	2011		2010		2009
		% of		% of		% of
	Revenues	Revenue	Revenues	Revenue	Revenues	Revenue

Commercial aircraft	$1,302.0	52.1%	$997.5	50.3%	$911.3	47.0%
Consumables management	943.5	37.7%	772.9	38.9%	798.1	41.2%
Business jet	254.3	10.2%	213.8	10.8%	228.3	11.8%
Total revenues	$2,499.8	100.0%	$1,984.2	100.0%	$1,937.7	100.0%

Commercial Aircraft Segment

Seating products. We believe, based on our experience in the industry, that we are the world's leading manufacturer of aircraft seats, offering a wide selection of first class, business class, tourist class and regional aircraft seats. A typical seat manufactured and sold by us includes the seat frame, cushions, armrests, tray table and a variety of optional features such as adjustable lumbar supports, footrests, reading lights, head/neck supports, and other comfort amenities. We also integrate a wide variety of in-flight entertainment equipment into our seats, which is supplied to us by our customers or third-party suppliers. We estimate that, as of December 31, 2011, we had an aggregate installed base of products produced by our commercial aircraft segment, valued at replacement prices, of approximately $7.1 billion.

First and Business Class Seats. Based upon major airlines' program selection and our backlog, we believe we are the leading worldwide manufacturer of premium class seats. Our line of first class lie-flat seats incorporates full electric actuation, an electric ottoman, privacy panels and sidewall-mounted tables. Our business class seats incorporate features developed over 25 years of seating design. The business class seats include electrical or mechanical actuation, PC power ports, iPod connectivity, telephones, leg rests, adjustable lumbar cushions, four-way adjustable headrests and fiber optic reading lights. The first and business class products are substantially more expensive than tourist class seats due to these luxury appointments.

Tourist Class and Regional Jet Seats. We believe, based on our installed base, that we are a leading worldwide manufacturer of tourist class seats and regional aircraft seats. We believe our Spectrum® coach class seat has become the industry's most popular seat platform for single-aisle aircraft since its launch in late 2002. We believe the seat improves comfort and offers significantly improved passenger living space as well as benefiting the airlines with simplified maintenance and spare parts purchasing. Spectrum® was engineered for use across the entire single-aisle aircraft fleet, including regional jets. In 2010, we introduced our new patented Pinnacle® main cabin seating platform, which we believe is the industry’s lightest full-featured seat.The Pinnacle® seat platform utilizes advanced proprietary technologies that we believe significantly reduces cost of ownership, simplifies maintenance and increases overall passenger living space. Since its launch, the Pinnacle® seating platform has received awards to equip more than 1,300 new or existing aircraft surpassing the Spectrum® in popularity and making the Pinnacle® the most successful new product launch in our history.

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

Modular Lavatory Systems. We recently entered the modular lavatory systems market. Our modular lavatory systems utilizes our patent pending, Spacewall® technology, which frees up floor space in the cabin, creating the opportunity to add up to six incremental passenger seats on each airplane. The modular lavatory systems will integrate our technologically advanced Aircraft Ecosystems® vacuum toilet, long-life LED lighting and our tamper proof, state-of-the-art lavatory oxygen system. We believe our Aircraft Ecosystems® vacuum toilets have 25% greater reliability than existing systems and allow components to be replaced in a few minutes, as compared to up to an hour for existing systems. We have been selected by Boeing to become the exclusive manufacturer of the modular lavatory systems for Boeing’s Next-Generation 737 airplane. Our innovative SFE system will become standard equipment on all Boeing 737 NG’s, as well as the 737 MAX which enters service later this decade. We believe that retrofit demand for our lavatory systems could be substantial.

Water and Waste Systems. We have recently entered the vacuum waste water system market. Our first vacuum waste water system incorporates a proprietary design which we believe will eliminate the primary cause of failure which plagues other vacuum systems. In addition, we believe our systems include advanced proprietary components and systems that will significantly lower the overall cost of ownership, simplify maintenance and improve lavatory hygiene as our system is rolled out to additional commercial and business jet platforms. We believe the cost of ownership savings will be achieved through weight savings and reliability improvements as a result of combining our proprietary composite components with optimized integrated systems. Our waste water systems are configurable so savings can be realized on both new aircraft and existing in-service aircraft. We believe the design modularity will reduce airframe corrosion issues and provide for simplified, faster maintenance and ease of removal, resulting in up to a 60% reduction in service time.

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

Thermal and Power Management. We believe we are a market leader in the design, engineering and manufacturing of customized, fully integrated, thermal and power management solutions that address complex power management requirements of OEMs in the aerospace and defense industries. We believe power management products have become critical components for the newer MEA, and demand for innovative power management solutions should grow as power and computing power requirements increase, as space becomes more limited, and as heat dissipation and payload weight become more critical. We believe our ability to integrate advanced power management technology with industry leading thermal packaging designs into current and future cabin interior products and systems will address the expected growing demand for sophisticated power management solutions in aircraft cabin interior products.

Engineering, Design, Integration, Installation and Certification Services. We believe, based on our experience in the industry, that we are a leading supplier of engineering, design, integration, installation and certification services for commercial aircraft passenger cabin interiors. We also offer our customers in-house capabilities to design, manage, integrate, test and certify reconfigurations and modifications for commercial aircraft and to manufacture related products, including engineering kits and interface components. We provide a broad range of interior reconfiguration services which enable airlines to modify the cabin layout, install telecommunications and entertainment equipment, and relocate galleys, lavatories, overhead bins, and crew rest compartments.

Consumables Management Segment

We believe, based on our experience in the industry, that we are the world’s leading distributor and value-added service provider of aerospace fasteners and consumables, and we believe we offer one of the broadest lines of aerospace hardware and inventory management services worldwide. Through the strategic acquisitions of HCS in 2008, Satair in 2010 and UFC in 2012, we believe we have become the worldwide leader in the distribution of aerospace fasteners and consumables and the leading provider of complex supply chain management services. Approximately 48% of our fasteners and consumables sales are made to the aftermarket, and we have historically shipped approximately 60% of our orders within 24 hours of receipt of the order. With over 400,000 SKUs and next-day service, we serve as a distributor for almost every major aerospace fastener manufacturer. Our service offerings include inventory management and replenishment, creative and differential supply chain solutions such as 3PL and 4PL programs, electronic data interchange, special packaging and bar-coding, parts kitting, quality assurance testing and purchasing assistance. Our seasoned purchasing and sales teams, coupled with state-of-the-art information technology and automated parts retrieval systems, provide the basis for our reputation for high quality and overnight delivery.

Business Jet Segment

We believe, based on our experience in the industry, that we are the leading manufacturer of a broad product line of furnishings for business jets. Our products include a complete line of business jet seating and sofa products, including electric fully berthing lie-flat seats, direct and indirect lighting, air valves and oxygen delivery systems as well as sidewalls, bulkheads, credenzas, closets, galley structures, lavatories, waste water systems and tables. We have the capability to provide complete interior packages for business jets and executive VIP or head-of-state aircraft interiors, including design services, interior components and program management services. We believe we are the preferred supplier of seating products and direct and indirect lighting systems for most business jet manufacturers.

Our business jet segment, which has had decades of experience in equipping executive, VIP and head-of-state aircraft, is the leading manufacturer of super first class cabin interior products for commercial wide-body aircraft. Super first class products incorporate a broad range of amenities such as luxurious first class cabins with appointments such as lie-flat seating, mini-bars, closets, flat screen televisions and mood lighting, which, until recently, were found only in VIP and head-of-state aircraft.

We estimate that, as of December 31, 2011, we had an aggregate installed base of business jet and super first class equipment, valued at replacement prices, of approximately $1.3 billion.

Research, Development and Engineering

We work closely with commercial airlines, business jet and aerospace manufacturers and global leasing companies to improve existing products and identify customers' emerging needs. Our expenditures in research, development and engineering totaled $158.6 million, $112.8 million and $102.6 million for the years ended December 31, 2011, 2010 and 2009, respectively, representing 6.3%, 5.7% and 5.3% of revenues, respectively, for each of those years. We employed 1,198 professionals in engineering, research and development and program management as of December 31, 2011. We believe, based on our experience in the industry, that we have the largest engineering organization in the cabin interior products industry, with mechanical, electrical, electronic and software design skills, as well as substantial expertise in program management, materials composition and custom cabin interior layout design and certification.

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

We believe that airlines prefer our integrated worldwide marketing approach, which is focused by airline and encompasses our entire product line. Led by senior executives, teams representing each product line serve designated airlines that together accounted for the vast majority of the purchases of products manufactured by our commercial aircraft segment, including our super first class product. Our teams have developed customer-specific strategies to meet each airline's product and service needs. We also staff "on-site" customer engineers at major airlines and airframe manufacturers to represent our entire product line and to work closely with customers to develop specifications for each successive generation of products required by the airlines. These engineers help customers integrate our wide range of cabin interior products and assist in obtaining the applicable regulatory certification for each particular product or cabin configuration. Through our on-site customer engineers, we expect to be able to more efficiently design and integrate products that address the requirements of our customers. We provide program management services, integrating all on-board cabin interior equipment and systems, including installation and FAA certification, allowing airlines to substantially reduce costs. We believe that we are the only supplier in the commercial aircraft cabin interior products industry with the size, resources, breadth of product line and global product support capability to operate in this manner.

Traditionally, we, and our competitors, have sold customized cabin interior products directly to the airlines. Commencing with the launch of the Boeing 787 and Airbus A350 XWB, we began a campaign to develop a range of additional aircraft interior products and to market these new interior systems directly to Boeing and Airbus, thereby potentially increasing our content per aircraft. During 2011, Boeing selected us as the exclusive manufacturer of modular lavatory systems for Boeing’s 737 airplane, in a program initially valued in excess of $800 million, exclusive of retrofit orders, which we believe could be substantial. This innovative SFE system will become standard equipment on all Boeing 737 NG’s and the Boeing 737 MAX. We have also been selected by Boeing to manufacture our LED cabin lighting for the next generation Boeing 737 Sky Interior aircraft. To date, we have also been selected by Boeing to manufacture our patented Pulse OxygenTM system and passenger service units for the B787 and B747-8, by Airbus to manufacture our next generation galley systems and our patented passenger oxygen delivery system for the A350 XWB and by several major business jet manufacturers to provide vacuum waste water systems. As of December 31, 2011, the SFE programs we have won are currently expected to generate approximately $4.4 billion in revenues over time, and are expected to significantly increase our content per aircraft type. We believe we were successful in our initiative as a result of our extensive experience with other cabin interior products, and our continuous focus on new product development.

Our program management approach assigns a program management team to each significant contract. The program management team leader is responsible for all aspects of the specific contract and profitability, including managing change orders, negotiating related upfront engineering charges and monitoring the progress of the contract through its delivery dates. We believe that our customers benefit substantially from our program management approach, including better on-time delivery and higher service levels. We also believe our program management approach results in better customer satisfaction.

We believe that our large installed base, our timely responsiveness in connection with the custom design, manufacture, delivery and after-sales customer service and product support, our broad product line and stringent customer and regulatory requirements, all present barriers to entry for potential new competitors in the cabin interior products and thermal and power management markets. Our principal competitors for our commercial aircraft segment are Groupe Zodiac S.A., Keiper Recaro GmbH and Jamco America, Inc.

We market our aerospace fasteners and other consumables directly to the airlines, aircraft leasing companies, MROs, general aviation, first-tier suppliers to the commercial, military and defense airframe manufacturers, the airframe manufacturers and other distributors. We believe that our key competitive advantages are the breadth of our product offerings and our ability to deliver our products on a timely basis. We believe that those advantages, coupled with our core competencies in product information management, purchasing and logistics management, provide strong barriers to entry. Our primary competitors in the aerospace hardware and consumables distribution market are Wesco Aircraft Hardware and Align Aerospace.

We market our business jet products directly to all of the world's general aviation airframe manufacturers, completion centers and operators. Business jet owners typically rely upon the airframe manufacturers and completion centers to coordinate the procurement and installation of their interiors. Business jet owners select manufacturers of business jet products on a basis similar to commercial aircraft interior products: customer design capabilities, product quality and performance, on-time delivery, after-sales customer service, product support and price. We believe that potential new competitors would face a number of barriers to entering the business jet products market. Barriers to entry include regulatory requirements, our large installed product base, our custom design capability, manufacturing capability, delivery, after-sales customer service, product support and our broad product line. The market for business jet products is highly fragmented, consisting of numerous competitors, the largest of which is Goodrich Corporation.

As of December 31, 2011, our direct sales, marketing and product support organizations consisted of 756 employees. In addition, we currently retain 69 independent sales representatives. Our sales to non-U.S. customers were approximately $1.2 billion and $1.0 billion during the years ended December 31, 2011 and 2010, respectively which represents approximately 48% and 49% of revenues, respectively. Approximately 68% of our total revenues were derived from airlines, aircraft leasing companies, MROs, and other commercial aircraft operators during each of the two years ended December 31, 2011. Approximately 49% and 55% of our revenues during the years ended December 31, 2011 and 2010, respectively, were from the aftermarket.

Backlog

Our backlog at December 31, 2011 was $3.5 billion, as compared with backlog of $3.1 billion at December 31, 2010 and $2.7 billion at December 31, 2009. The charts below reflect information related to the backlog by geographic region and the expected roll-out of backlog.

SFE program awards will be added to backlog when we receive purchase orders or otherwise are provided with specificity regarding delivery dates. At December 31, 2011, we estimate the value of these awards at $4.4 billion.

Total backlog, both booked and awarded but unbooked, expanded to a record $7.9 billion, an increase of 37.4% from December 31, 2010.

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

Warranty and Product Liability

We warrant our products, or specific components thereof, for periods ranging from one to ten years, depending on product and component type. We establish reserves for product warranty expense after considering relevant factors such as our stated warranty policies and practices, historical frequencies of claims to replace or repair products under warranty and recent sales and claims trends. Actual warranty costs reduce the warranty reserve as they are incurred. We periodically review the adequacy of accrued product warranty reserves and revisions of such reserves are recognized in the period in which such revisions are determined.

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

Government Regulation

The FAA prescribes standards and licensing requirements for aircraft components, and licenses component repair stations within the United States. Comparable agencies regulate such matters in other countries. We hold several FAA component certificates and perform component repairs at a number of our U.S. facilities under FAA repair station licenses. We also hold an approval issued by the EASA to design, manufacture, inspect and test aircraft seating products in Leighton Buzzard, England and to manufacture and ship from our Kilkeel, Northern Ireland facility. We also have the necessary approvals to design, manufacture, inspect, test and repair our interior systems products in Nieuwegein, the Netherlands. Additionally we hold EASA/LBA (Luftfahrtbundesamt, the National German Aviation Authority) approval to manufacture, inspect, test and repair our commercial Life Support Systems equipment and the approval of the German Federal Office of Defense and Procurement (BWB) to design, manufacture and repair military aviation equipment in Lübeck, Germany.

In March 1992, the FAA adopted Technical Standard Order C127, or TSO-C127, which provides a design approval that the FAA may issue to seat manufacturers for seats tested dynamically to meet the requirements of 14 CFR 25.562 (commonly referred to as “16G”). We believe we have developed and certified more seat models that meet the requirements of TSO-C127 than our competitors. The FAA and EASA also prescribe that seats meet certain flammability and electrical interference specifications. In October 2005, the FAA adopted regulation 14 CFR 121.311(j), which requires dynamic testing of all seats installed in all new aircraft certified after January 1, 1988 and produced after October 27, 2009. The EASA is expected to establish a similar rule. Our large installed base of 16G seats demonstrates our industry leadership in seat certification requirements.

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

Patents

We currently hold 306 U.S. patents and 316 foreign patents, as well as 155 U.S. patent applications and 317 foreign patent applications covering a variety of products. We believe that the termination, expiration or infringement of one or more of such patents would not have a material adverse effect on us.

Employees

As of December 31, 2011, we had approximately 7,700 employees. Approximately 62% of our employees are engaged in manufacturing/distribution operations and purchasing, 16% in engineering, research and development and program management, 10% in sales, marketing and product support and 12% in finance, human resources, information technology, legal, quality and general administration. Unions represent approximately 6% of our worldwide employees. One domestic labor contract, representing approximately 1% of our employees, expires in October 2014. The labor contract with the only other domestic union, which represents 5% of our employees, expires in May 2012. The remaining portion of our unionized employees are located in the United Kingdom, the Netherlands and Germany, which tend to have government mandated union organizations. We consider our employee relations to be good.

Financial Information About Segments and Foreign and Domestic Operations

Financial and other information by segment and relating to foreign and domestic operations for the years ended December 31, 2011, 2010 and 2009, is set forth in Note 13 to our consolidated financial statements.

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

From time to time, these regulatory agencies propose new regulations. These new regulations generally cause an increase in costs to comply with these regulations. For example, the FAA dynamic testing requirements originally established in 1988 under 14 CFR 25.562 are currently required for certain new generation aircraft types. The enactment of 14 CFR 121.311(j) will require dynamic testing of all seats installed in all new aircraft produced after October 27, 2009. EASA is expected to establish a similar rule. Compliance with this rule may require industry participants to expand engineering, plant and equipment to ensure that all products meet this rule. Smaller seating companies may not have the resources, financial or otherwise, to comply with this rule and may be required to sell their business or cease operations. To the extent the FAA implements rule changes in the future, we may incur additional costs to achieve compliance.

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

Global financial markets experienced extreme volatility and disruption during 2008 and 2009, which, at times, reached unprecedented levels as a result of the financial crisis affecting the banking system and participants in the global financial markets. Concerns over the tightening of the corporate credit markets, inflation, energy costs and the dislocation of the residential real estate and mortgage markets have contributed to the volatility in the global financial markets and, together with the global financial crisis, have created uncertainties for global economic conditions in the future. The airline and business jet industries are sensitive to changes in economic conditions. In 2008 and 2009, the airline industry parked aircraft, delayed new aircraft purchases and deliveries of new aircraft, deferred retrofit programs and depleted existing inventories. The business jet industry was also severely impacted by both the recession and by declining corporate profits.

Unfavorable economic conditions during this period also caused reduced spending for both leisure and business travel, which have also negatively affected the airline and business jet industries. According to IATA, the economic downturn, combined with the high fuel prices experienced during most of 2009, contributed to the worldwide airline industry’s loss of approximately $4.6 billion in 2009. In addition, as a result of the decline in both traffic and airfares following the September 11, 2001 terrorist attacks and threats of future terrorist attacks, SARS, H1N1, the conflicts in Iraq and Afghanistan, as well as other factors, such as increases in fuel costs and heightened competition from low-cost carriers, the world airline industry lost a total of approximately $52.8 billion during the period from 2001 to 2009, which caused a significant number of airlines worldwide to declare bankruptcy or cease operations during this period.

While the global airline industry has experienced a significant rebound, generating record profits of approximately $15.8 billion in 2010 and an estimated $7.0 billion in 2011, there can be no assurance that the commercial and business jet industries won’t again experience a difficult operating environment. As an example, the operating environment would be negatively impacted by increasing fuel prices, consolidation in the industry, changes in regulation, terrorism, safety, environmental and health concerns and labor issues. Many of these factors could have a negative impact on air travel, which could materially adversely affect our operating results.

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

While the majority of our operations are based domestically, we have significant manufacturing operations based internationally with facilities in the United Kingdom, the Netherlands and Germany. In addition, we sell our products to airlines all over the world. Our customers are located primarily in North America, Europe, the Asia/Pacific Rim region, South America and the Middle East. As a result, 48% and 49% of our revenues for the years ended December 31, 2011 and 2010, respectively, were to customers located outside the United States. Volatile international economic, political and market conditions may have a negative impact on our operating results and our ability to achieve our goals.

In addition, we have a number of subsidiaries in foreign countries (primarily in Europe), which have sales outside the United States. As a result, we are exposed to currency exchange rate fluctuations as a portion of our net sales and expenses are denominated in currencies other than the U.S. dollar. Approximately 30% of our sales during the years ended December 31, 2011 and 2010 came from our foreign operations. Fluctuations in the value of foreign currencies affect the dollar value of our net investment in foreign subsidiaries, with these fluctuations being included in a separate component of stockholders’ equity. At December 31, 2011, we reported a cumulative foreign currency translation adjustment of approximately $69.9 million in stockholders’ equity as a result of foreign currency adjustments, and we may incur additional adjustments in future periods. In addition, operating results of foreign subsidiaries are translated into U.S. dollars for purposes of our statement of operations at average monthly exchange rates. Moreover, to the extent that our revenues are not denominated in the same currency as our expenses, our net earnings could be materially adversely affected. For example, a portion of labor, material and overhead costs for goods produced in our production facilities in the United Kingdom, Germany and the Netherlands are incurred in British pounds or Euros, but the related sales revenues are generally denominated in U.S. dollars. Changes in the value of the U.S. dollar or other currencies could result in material fluctuations in foreign currency translation amounts or the U.S. dollar value of transactions and, as a result, our net earnings could be materially adversely affected.

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

We are subject to a variety of risks associated with the sale of our products and services to the U.S. Government, which could negatively affect our revenues and results of operations.

As a supplier directly to the defense industry and as a subcontractor to suppliers of the U.S. Government, we face risks that are specific to doing business with the U.S. Government. The U.S. Government has the ability to unilaterally suspend the award of new contracts to us in the event of any violations of procurement laws, or reviews of the same. It could also reduce the value of our existing contracts as well as audit our costs and fees. Many of our U.S. Government contracts may be terminated for convenience by the government. Termination-for-convenience provisions typically provide that we would recover only our incurred or committed costs, settlement expenses and profit on the work that we completed prior to termination. In such an event, we would not earn the revenue that we would have originally anticipated from such a terminated contract.

Government reviews can be costly and time consuming, and could divert our management resources away from running our business. As a result of such reviews, we could be required to provide a refund to the U.S. Government or we could be asked to enter into an arrangement whereby our prices would be based on cost, or the U.S. Government could seek to pursue alternative sources of supply for our products. These actions could have a negative effect on our management efficiency and could reduce our revenues and results of operations. Additionally, as a U.S. Government contractor or subcontractor, we are subject to federal laws governing suppliers to the U.S. Government, including potential application of the False Claims Act.

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

We may be unable to effectively and efficiently manage our inventories as we expand our business, which could have an adverse effect on our financial condition.

We have substantially expanded the size, scope and nature of our business through acquisitions and organic means, resulting in an increase in the breadth of our product offerings and an expansion of our business geographically. Business expansion places increasing demands on us to increase the inventories that we carry. We must anticipate demand well out into the future in order to service our extensive customer base. The inability to effectively and efficiently manage our inventories to meet current and future needs of our customers, which may vary widely from what is originally forecast due to a number of factors beyond our control, could have an adverse effect on our business, financial condition and results of operations.

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

The failure of our suppliers to perform to our requirements could negatively impact our results of operations, including our profit margins.

We depend on manufacturing firms to support our operations through the timely supply of products. Our suppliers may experience capacity constraints that may result in their inability to supply us with products in a timely fashion, in adequate quantities or at a desired price. Factors affecting the manufacturing sector can include labor disputes, general economic issues, and changes in raw material and energy costs. Natural disasters such as earthquakes or hurricanes, as well as political instability and terrorist activities, may negatively impact the production or delivery capabilities of our suppliers as well. These factors could lead to increased prices for our inventory, curtailment of supplies and the unfavorable allocation of product by our suppliers, which could reduce our revenues and profit margins and harm our customer relations. Significant disruptions in our supply chain could negatively impact our results of operations.

Our total assets include substantial intangible assets. The write-off of a significant portion of intangible assets would negatively affect our reported financial results.

Our total assets reflect substantial intangible assets. At December 31, 2011, goodwill and identified intangibles, net, represented approximately 36% of total assets. Intangible assets consist principally of goodwill and other identified intangible assets associated with our acquisitions. On at least an annual basis, we assess whether there has been an impairment in the value of goodwill and other intangible assets with indefinite lives. If the carrying value of the tested asset exceeds its estimated fair value, impairment is deemed to have occurred. In this event, the amount is written down to fair value. Under general accepted accounting principles in the United States, this would result in a charge to operating earnings. Any determination requiring the write-off of a significant portion of unamortized goodwill and identified intangible assets would negatively affect our results of operations and total capitalization, which could be material. For example, during the year ended December 31, 2008, in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350, Intangibles – Goodwill and Other (“ASC 350”) we performed our annual testing of impairment of goodwill. Adverse equity market conditions caused a decrease in market multiples, including our year end market capitalization at December 31, 2008. The fair value of our reporting units for goodwill impairment testing were determined using valuation techniques based on estimates, judgments and assumptions we believe were appropriate under the circumstances. The decrease in the market multiples and our market capitalization resulted in a decline in the fair value of our reporting units as of December 31, 2008. Accordingly, we recorded a pre-tax impairment charge related to goodwill and intangible assets of approximately $390.0 million for the year ended December 31, 2008. We also performed our annual testing of impairment of goodwill for the years ended December 31, 2009, 2010 and 2011. There was no impairment recorded in 2009, 2010 or 2011. As of December 31, 2011, the remaining balances of goodwill and intangible assets were $1,008.3 million and $389.8 million, respectively.

We have a significant backlog that may be deferred or may not entirely be realized.

As of December 31, 2011, we had approximately $3.5 billion of backlog. Given the nature of our industry and customers, there is a risk that orders forming part of our backlog may be cancelled or deferred due to economic conditions or fluctuations in our customers’ business needs, purchasing budgets or inventory management practices. For example, at December 31, 2008, while no major retrofit programs were cancelled, several large retrofit programs that were scheduled for delivery in 2009 were deferred until 2010 and 2011, which negatively impacted our revenues and profits for 2009. Failure to realize sales from our existing or future backlog would negatively impact our financial results.

We have significant financial and operating restrictions in our debt instruments that may have an adverse effect on our operations.

The credit agreement governing our senior bank borrowings and the indentures governing our senior notes contain numerous financial, operating and/or negative covenants that limit our ability to incur additional or repay existing indebtedness, to create liens or other encumbrances, to make certain payments and investments, including dividend payments, to engage in transactions with affiliates, to engage in sale/leaseback transactions, to guarantee indebtedness and to sell or otherwise dispose of assets and merge or consolidate with other entities. Agreements governing future indebtedness could also contain significant financial and operating restrictions. A failure to comply with the obligations contained in any current or future agreement governing our indebtedness could result in an event of default under our current or any future bank credit facility, our current or any future indenture or agreements governing our debt securities, which could permit acceleration of the related debt and acceleration of debt under other instruments that may contain cross acceleration or cross default provisions. We may not have, or may not be able to obtain, sufficient funds to make any required accelerated payments.

Our operations rely on an extensive network of information technology resources and a failure to maintain, upgrade and protect such systems could adversely impact our business, financial condition and results of operations.

Information technology plays a crucial role in all of our operations. To remain competitive, our hardware, software and related services must interact with our suppliers and customers efficiently, record and process our financial transactions accurately, and obtain the data and information to enable the analysis of trends and plans and the execution of our strategies.

The failure or unavailability of our information technology systems could directly impact our ability to interact with our customers and provide them with products and services when needed. Such failure to properly supply or service our customers could have an adverse effect on our business, financial condition and results of operations. Moreover, our customer relationships could be damaged well beyond the period of the downtime of our information technology systems.

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

 We may be unable to retain personnel who are key to our operations.

Our success, among other things, is dependent on our ability to attract, develop and retain highly qualified senior management and other key personnel. Competition for key personnel is intense, and our ability to attract and retain key personnel is dependent on a number of factors, including prevailing market conditions and compensation packages offered by companies competing for the same talent. The inability to hire, develop and retain these key employees may adversely affect our operations.

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

The price of our common stock is subject to sudden and material increases and decreases, and decreases could adversely affect investments in our common stock. For example from January 1, 2011 through December 31, 2011, the sale price of our common stock fluctuated between $28.83 to $42.85. The price of our common stock could fluctuate widely in response to:

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

In addition, the stock market has experienced extreme price and volume fluctuations in recent years that have significantly affected the quoted prices of the securities of many companies, including companies in our industry. The changes often appear to occur without regard to specific operating performance. The price of our common stock could fluctuate based upon factors that have little or nothing to do with our company, and these fluctuations could materially reduce our stock price.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of December 31, 2011, we had 28 principal operating facilities and one administrative facility, which comprised an aggregate of approximately 3.1 million square feet of space. The following table describes the principal facilities and indicates the location, function, approximate size, and ownership status of each location.

Segment	Location	Purpose	Facility Size (Sq. Feet)	Ownership

Commercial Aircraft	Winston-Salem, North Carolina	Manufacturing	358,700	Leased
	Kilkeel, Ireland	Manufacturing	176,000	Leased/Owned
	Batangas, Philippines	Manufacturing	159,300	Leased
	Marysville, Washington	Manufacturing	142,500	Leased
	Lenexa, Kansas	Manufacturing	130,000	Leased
	Leighton Buzzard, UK	Manufacturing	129,000	Owned
	Anaheim, California	Manufacturing	108,900	Leased
	Simpsonville, South Carolina	Manufacturing	100,000	Owned
	Lubeck, Germany	Manufacturing	91,200	Leased
	Westminster, California	Manufacturing	85,000	Leased
	Mountainhome, Pennsylvania	Manufacturing	75,000	Owned
	Nieuwegein, the Netherlands	Manufacturing	60,000	Leased
	Hanover Park, Illinois	Manufacturing	60,000	Leased
	Hawthorne, California	Manufacturing	52,100	Leased
	Hampton, New Hampshire	Manufacturing	49,600	Leased
Consumables Management	Miami, Florida	Distribution	437,700	Leased
	Hamburg, Germany	Distribution	80,000	Leased
	Stratford, Connecticut	Distribution	67,000	Leased
	Carson, California	Distribution	56,500	Leased
	Wichita, Kansas	Distribution	49,000	Leased
	Rochford, UK	Distribution	48,000	Leased
	Chandler, Arizona	Distribution	47,400	Leased
	Earth City, Missouri	Distribution	47,000	Leased
Business Jet	Fenwick, West Virginia	Manufacturing	148,800	Owned
	Miami, Florida	Manufacturing	142,000	Leased
	Tucson, Arizona	Manufacturing	106,000	Leased
	Nogales, Mexico	Manufacturing	62,400	Leased
	Holbrook, New York	Manufacturing	28,500	Leased
Corporate	Wellington, Florida	Administrative	31,300	Leased/Owned

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the NASDAQ Global Select Market under the symbol "BEAV.” The following table sets forth, for the periods indicated, the range of high and low per share sales prices for the common stock as reported by NASDAQ.

	Year Ended December 31,
	(Amounts in Dollars)
	2011		2010
	High	Low	High	Low
First Quarter	$40.81	$32.53	$31.18	$22.09
Second Quarter	41.12	35.37	31.30	23.65
Third Quarter	42.85	29.14	32.25	24.26
Fourth Quarter	40.04	28.83	38.94	30.14

On February 21, 2012, the last reported sale price of our common stock as reported by NASDAQ was $46.36 per share. As of such date, based on information provided to us by Computershare, our transfer agent, we had approximately 1,711 registered holders, and because many of these shares are held by brokers and other institutions on behalf of the beneficial holders, we are unable to estimate the number of beneficial shareholders represented by these holders of record.

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

The following line graph compares the annual percentage change in the Company’s cumulative total shareholder return on our common stock relative to the cumulative total returns of the NASDAQ Composite index, the Dow Jones US Airlines index and the Dow Jones US Aerospace & Defense index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in the Company's common stock and in each of the indexes on 12/31/2006 and its relative performance is tracked through 12/31/2011.

During the twelve-month period ended December 31, 2011 we repurchased 161,297 shares of our common stock from employees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting of restricted stock grants. 1,918, 1,550, 1,247 and 156,582 of these shares were repurchased in the first, second, third and fourth quarters of 2011, respectively. These shares were not part of a publicly announced program to purchase common shares.

ITEM 6. SELECTED FINANCIAL DATA
(In millions, except per share data)

The financial data for each of the years in the five-year period ended December 31, 2011 have been derived from audited financial statements. The following financial information is qualified by reference to, and should be read in conjunction with, Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our historical financial statements, including notes thereto, which are included in Item 15 of this Form 10-K. Our historical results are not necessarily indicative of our future results.

	Year Ended December 31,
	2011	2010	2009	2008	2007
Statements of Earnings (Loss) Data:
Revenues	$2,499.8	$1,984.2	$1,937.7	$2,110.0	$1,677.7
Cost of sales	1,563.5	1,263.7	1,268.5	1,386.5	1,107.6
Selling, general and administrative (1)	349.7	291.7	270.5	238.3	195.2
Research, development and engineering	158.6	112.8	102.6	131.4	127.9
Asset impairment charge (2)	--	--	--	390.0	--
Operating earnings (loss)	428.0	316.0	296.1	(36.2)	247.0
Operating margin	17.1%	15.9%	15.3%	(1.7%)	14.7%
Interest expense, net	105.0	92.2	88.4	48.0	20.9
Write-off of debt issuance costs (1)	--	12.4	3.1	3.6	11.0
Earnings (loss) before income taxes	323.0	211.4	204.6	(87.8)	215.1
Income taxes	95.2	68.1	62.6	11.6	67.8
Net earnings (loss)	$227.8	$143.3	$142.0	$(99.4)	$147.3

Basic net earnings (loss) per share:
Net earnings (loss)	$2.25	$1.44	$1.44	$(1.05)	$1.67
Weighted average common shares	101.1	99.7	98.5	94.3	88.1

Diluted net earnings (loss) per share:
Net earnings (loss)	$2.24	$1.42	$1.43	$(1.05)	$1.66
Weighted average common shares	101.9	100.9	99.3	94.3	88.8

Balance Sheet Data (end of period):
Working capital	$1,604.9	$1,355.6	$1,286.9	$1,173.7	$711.6
Goodwill, intangible and other assets, net	1,443.8	1,436.3	1,087.9	1,081.7	635.6
Total assets	3,837.3	3,418.0	2,840.1	2,930.1	1,772.0
Long-term debt, net of current maturities	1,245.0	1,245.1	1,018.5	1,117.2	150.3
Stockholders' equity	1,872.6	1,604.0	1,447.5	1,266.5	1,258.1
Other Data:
Depreciation and amortization	$62.1	$52.4	$49.5	$40.7	$35.0

(1) During the year ended December 31, 2010, we acquired TSI and Satair and we incurred acquisition and severance related costs of $9.2. During 2010, we also prepaid our bank credit facility, replacing it with a $750.0 revolving line of credit which resulted in $12.4 of debt prepayment costs.

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

OVERVIEW

Based on our experience in the industry, we believe we are the world’s largest manufacturer of cabin interior products for commercial aircraft and business jets and the leading aftermarket distributor and value added service provider of aerospace fasteners and other consumables products. We sell our manufactured products directly to virtually all of the world’s major airlines and aerospace manufacturers. In addition, based on our experience, we believe that we have achieved leading global market positions in each of our major product categories, which include:

●	a broad line of aerospace fasteners, consisting of over 400,000 SKUs, serving the aerospace commercial aircraft, business jet and military and defense industries;

●	commercial aircraft seats, including an extensive line of super first class, first class, business class, tourist class and regional aircraft seats;

●
a full line of aircraft food and beverage preparation and storage equipment, including galley systems, coffeemakers, water boilers, beverage containers, refrigerators, freezers, chillers and a line of ovens that includes microwave, high efficiency convection and steam ovens;

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

We generally derive our revenues from refurbishment or upgrade programs for the existing worldwide fleets of commercial and general aviation aircraft and from the sale of our cabin interior equipment for new aircraft deliveries as well as consumable products for both the new build market and the aftermarket. For the 2011, 2010 and 2009 years, approximately 49%, 55% and 50% of our revenues, respectively, were derived from the aftermarket, with the remaining portions attributable to the sale of cabin interior equipment associated with new aircraft deliveries. We believe our large installed base of commercial and general aviation aircraft cabin interior products for the principal products of the type which we manufacture, valued at replacement prices, of approximately $8.4 billion as of December 31, 2011, gives us a significant advantage over our competitors in obtaining orders both for spare parts and for refurbishment programs, principally due to the tendency of the airlines to purchase equipment for such programs from the incumbent supplier. Approximately 53% of our backlog is expected to be delivered over the next twelve months, and approximately 26% is expected to be delivered over the following twelve month period.

We conduct our operations through strategic business units that have been aggregated under three reportable segments: commercial aircraft, consumables management and business jet.

Revenues by reportable segment for the years ended December 31, 2011, 2010 and 2009 were as follows:

	Year Ended December 31,
	2011		2010		2009
		% of		% of		% of
	Revenues	Revenue	Revenues	Revenue	Revenues	Revenue

Commercial aircraft	$1,302.0	52.1%	$997.5	50.3%	$911.3	47.0%
Consumables management	943.5	37.7%	772.9	38.9%	798.1	41.2%
Business jet	254.3	10.2%	213.8	10.8%	228.3	11.8%
Total revenues	$2,499.8	100.0%	$1,984.2	100.0%	$1,937.7	100.0%

Substantially all of our sales and purchases are based in U.S. dollars, which is consistent with the industry. Revenues by domestic and foreign operations for the years ended December 31, 2011, 2010 and 2009 were as follows:

	Year Ended December 31,
	2011	2010	2009
Domestic	$1,750.2	$1,422.6	$1,399.5
Foreign	749.6	561.6	538.2
Total revenues	$2,499.8	$1,984.2	$1,937.7

Revenues by geographic segment (based on destination) for the years ended December 31, 2011, 2010 and 2009 were as follows:

	Year Ended December 31,
	2011		2010		2009
		% of		% of		% of
	Revenues	Revenue	Revenues	Revenue	Revenues	Revenue

U.S.	$1,296.4	51.9%	$1,005.6	50.7%	$943.3	48.7%
Europe	606.0	24.2%	495.1	25.0%	449.3	23.2%
Asia, Pacific Rim,
Middle East and other	597.4	23.9%	483.5	24.3%	545.1	28.1%
Total revenues	$2,499.8	100.0%	$1,984.2	100.0%	$1,937.7	100.0%

Between 1989 and 2006, we substantially expanded the size, scope and nature of our business through 28 acquisitions for an aggregate purchase price of approximately $1.2 billion. In 2008 we acquired Honeywell’s Consumable Solutions (“HCS”) distribution business, for the aggregate purchase price of approximately $1.0 billion. The HCS business distributed consumables parts and supplies to aviation industry manufacturers, airlines and aircraft repair and overhaul facilities. The combination of HCS with our consumables management segment positioned us as the leading global distributor and value-added provider of aerospace fasteners and other consumable products. The combined business serves as a distributor for every major aerospace fastener manufacturer in the world.

In October 2010, we acquired TSI Group, Inc. (“TSI”) and the aerospace fastener distribution business of Satair A/S (“Satair”) for a net purchase price of approximately $307 and $162, respectively. TSI is a market leader in the design, engineering and manufacturing of customized, fully integrated thermal management and interconnect solutions that address complex power management requirements of a broad range of customers in the aerospace and defense industries. TSI is included as a component of our commercial aircraft segment. Satair is a distributor of consumables to European and Asia Pacific aerospace manufacturers and their suppliers and is included as a component of our consumables management segment. During 2011, we completed four smaller acquisitions to bolster key technologies and sold two non core businesses, resulting in a net investment of approximately $41. On January 30, 2012, we acquired UFC Aerospace Corp. (“UFC”), a leading provider of complex supply chain management and inventory logistics solutions, for approximately $400 in cash.

New product development is a strategic initiative for us. Our customers regularly request that we engage in new product development and enhancement activities. We believe that these activities protect and enhance our leadership position. We believe our investments in research and development over the past several years have been the driving force behind our ongoing market share gains. Research, development and engineering spending was approximately 6.3% of sales during 2011 and is expected to remain at approximately the same percentage of sales for the next several years.

We also believe in providing our businesses with the tools required to remain competitive. In that regard, we have invested, and will continue to invest, in property and equipment that enhances our productivity. Taking into consideration recent program awards to deliver multi-year programs for various Airbus and Boeing aircraft, our targeted capacity utilization levels, recent acquisitions and current industry conditions, we expect that capital expenditures will be approximately $125 during 2012.

RESULTS OF OPERATIONS

Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010

Revenues for the year ended December 31, 2011 were $2,499.8, an increase of 26.0% as compared to 2010.

Revenues for each of our segments are set forth in the following table:

	Year Ended December 31,
				Percent
	2011	2010	Change	Change
Commercial aircraft	$1,302.0	$997.5	$304.5	30.5%
Consumables management	943.5	772.9	170.6	22.1%
Business jet	254.3	213.8	40.5	18.9%
Total sales	$2,499.8	$1,984.2	$515.6	26.0%

For the year ended December 31, 2011, consolidated revenues of $2,499.8 increased $515.6, or 26.0%, as a result of a higher level of new aircraft deliveries, a higher level of aftermarket activity associated with the retrofit of existing aircraft, and ongoing maintenance of the global fleet of aircraft. Commercial aircraft segment (“CAS”) 2011 revenues of $1,302.0 increased by $304.5, or 30.5%, as compared with 2010. Consumables management segment (“CMS”) 2011 revenues of $943.5 increased by $170.6, or 22.1%, as compared with 2010. Business jet segment (“BJS”) 2011 revenues of $254.3 increased by $40.5, or 18.9%. Organic revenue growth for 2011, excluding acquisitions completed in both 2011 and 2010, was approximately 16.5%.

Cost of sales for 2011 of $1,563.5 increased by $299.8, as compared with the prior year primarily due to the higher level of revenues. Cost of sales as a percentage of revenues was 62.5% in 2011 and  decreased by 120 basis points as compared with 2010 primarily due to an improved mix of products sold, ongoing manufacturing efficiencies and global supply chain and program management initiatives.

Selling, general and administrative (“SG&A”) expenses for 2011 were $349.7, or 14.0% of revenues, as compared with $291.7, or 14.7% of revenues in 2010. The higher level of SG&A spending was primarily due to the TSI, Satair and LaSalle Electric Supply Company acquisitions ($34.7) and a $19.9 increase in compensation costs to support the aforementioned $515.6 increase in revenues, partially offset by lower acquisition, integration and transition related costs in 2011 ($5.3) as compared with 2010 ($9.2). SG&A expense as a percentage of sales 2011 decreased by 70 basis points as compared with 2010 primarily as a result of stringent cost controls and operating leverage inherent in our business.

Research, development and engineering expenses for 2011 were $158.6, or 6.3% of sales, as compared to $112.8, or 5.7%, of sales in 2010 and reflect the higher level of spending associated with customer specific engineering activities. 2011 research, development and engineering expenses include new product development activities and certification efforts related to a number of new products, including our modular lavatory system for the Boeing 737, light weight vacuum waste water management systems, trash compactors and LED lighting systems. The 60 basis point increase in research, development and engineering expenses as a percentage of sales is due primarily to the higher level of new product development activities in our commercial aircraft segment associated with our record $7.9 billion booked and unbooked backlog. During 2011, we applied for 145 U.S. and foreign patents as compared with 97 during 2010.

For the year ended December 31, 2011, operating earnings of $428.0 increased 35.4% as compared with the prior year. Operating margin in 2011 of 17.1% expanded 120 basis points as compared with 2010 as a result of the higher level of sales, improved mix of products sold, manufacturing efficiencies and global supply chain and program management initiatives.

The following is a summary of operating earnings performance by segment:

	Year Ended December 31,
				Percent
	2011	2010	Change	Change
Commercial aircraft	$216.0	$148.7	$67.3	45.3%
Consumables management	183.1	153.2	29.9	19.5%
Business jet	28.9	14.1	14.8	105.0%
Total operating earnings	$428.0	$316.0	$112.0	35.4%

For the year ended December 31, 2011, CAS revenues of $1,302.0 increased 30.5% as compared with 2010. 2011 operating earnings were $216.0, an increase of 45.3% as compared with 2010. 2011 operating margin of 16.6% expanded by 170 basis points. The increase in 2011 operating earnings was primarily due to an improved revenue mix and ongoing operational efficiency initiatives.

CMS 2011 revenues of $943.5 increased 22.1% as compared with the prior year. CMS 2011 operating earnings were $183.1, an increase of 19.5% as compared with 2010. 2011 operating margin of 19.4% decreased by 40 basis points as compared with 2010 due to the margin drag from recent acquisitions. Operating margin, excluding acquisitions in both years, was approximately 20.8%, up 30 basis points as compared with 2010.

BJS 2011 revenues of $254.3 increased 18.9% and operating earnings of $28.9 increased $14.8, or 105.0%, as compared with 2010, primarily as a result of both the increase in revenues and an improved mix of revenues.

Interest expense in 2011 of $105.0 was $12.8, or 13.9% higher than 2010, as a result of the acquisitions completed in the fourth quarter of 2010.

2011 earnings before income taxes were $323.0, as compared to earnings before income taxes of $211.4 in 2010 for the reasons set forth above.

Income taxes during 2011 and 2010 were $95.2, or 29.5%, and $68.1, or 32.2% of earnings before income taxes, respectively. Our effective tax rate in 2011 decreased as compared with 2010 primarily due to the reversal of amounts previously reserved for tax uncertainties and a favorable mix of foreign versus U.S. earnings.

2011 net earnings and net earnings per diluted share were $227.8 and $2.24, respectively, as compared to 2010 net earnings and net earnings per diluted share of $143.3 and $1.42, respectively, for the reasons described above.

Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009

Revenues for the year ended December 31, 2010 were $1,984.2, an increase of 2.4% as compared to 2009.

Revenues for each of our segments are set forth in the following table:

	Year Ended December 31,
				Percent
	2010	2009	Change	Change
Commercial aircraft	$997.5	$911.3	$86.2	9.5%
Consumables management	772.9	798.1	(25.2)	-3.2%
Business jet	213.8	228.3	(14.5)	-6.4%
Total sales	$1,984.2	$1,937.7	$46.5	2.4%

CAS 2010 revenues of $997.5 increased 9.5% as compared with 2009, primarily a result of an improved revenue mix, including a double digit increase in spares revenues. CMS 2010 revenues declined by $25.2, or 3.2% as compared with 2009, primarily as a result of a 14.1% decrease in new business jet deliveries, deferred maintenance and inventory destocking by the airlines, and in particular, lower revenues in the first quarter of 2010 as compared with the first quarter of 2009. BJS 2010 revenues of $213.8 decreased by $14.5, or 6.4%, primarily as a result of timing of super first class retrofit programs and lower levels of business jet deliveries in 2010.

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

SG&A expenses for 2010 were $291.7, or 14.7% of revenues, as compared with $270.5, or 14.0% of revenues in 2009. SG&A expense increased in 2010 as compared with 2009 primarily as a result of $9.2 of acquisition and severance related costs and a $13.9 increase in commission expense.

Research, development and engineering expenses for 2010 were $112.8, or 5.7% of sales, as compared to $102.6, or 5.3% of sales in 2009, and reflect the higher level of spending associated with customer-specific engineering activities. 2010 research, development and engineering expenses include new product development activities and certification efforts related to a number of new products including, among others, our new Pinnacle® platform seating product, our new light weight vacuum waste water management systems, trash compactors, and LED lighting systems. The 40 basis point increase in research, development and engineering expenses as a percentage of sales is due primarily to the higher level of new product development activities in our commercial aircraft segment. During 2010, we applied for 97 U.S. and foreign patents as compared with 108 during 2009.

Operating earnings were $316.0 in 2010, compared with operating earnings of $296.1 in 2009. Operating margin in 2010 of 15.9% expanded 60 basis points.

The following is a summary of operating earnings performance by segment:

	Year Ended December 31,
				Percent
	2010	2009	Change	Change
Commercial aircraft	$148.7	$121.0	$27.7	22.9%
Consumables management	153.2	151.0	2.2	1.5%
Business jet	14.1	24.1	(10.0)	-41.5%
Total operating earnings	$316.0	$296.1	$19.9	6.7%

For the year ended December 31, 2010, CAS revenues of $997.5 increased 9.5% as compared with 2009. 2010 operating earnings and operating margin were $148.7 and 14.9%, respectively, and increased by $27.7, or 22.9%, as compared with 2009. The increase in 2010 operating earnings was primarily due to the higher sales level, an improved mix of products, including a double digit increase in spares revenue and global sourcing initiatives of approximately $18.0. CAS 2010 operating results include $4.8 of acquisition and severance related costs. The TSI acquisition was completed on October 26, 2010.

CMS 2010 revenues of $772.9 declined 3.2% as compared with the prior year, primarily as a result of a 14.1% decrease in new business jet deliveries, deferred maintenance and inventory destocking by the airlines, and in particular, lower revenues in the first quarter of 2010 as compared with the first quarter of 2009. CMS operating earnings and operating margin of $153.2 and 19.8%, respectively, increased by 1.5% and 90 basis points, respectively, as compared with 2009. CMS 2010 operating results include $4.4 of acquisition and severance related costs. The Satair acquisition was completed on October 27, 2010.

BJS 2010 revenues of $213.8 decreased 6.4% and operating earnings of $14.1 decreased $10.0, or 41.5% as compared with 2009, primarily as a result of lower revenues and an unfavorable revenue mix in the current year period.

During 2010 we issued $650.0 of 6 7/8% senior unsecured notes (the “6.875% Notes”) and used the proceeds, together with cash on hand, to acquire TSI and Satair for approximately $472.0. Following these acquisitions, we prepaid the remaining balance of our existing bank term loan of approximately $343.0 and replaced our existing revolving credit facility with a new $750.0 revolving credit facility due 2015 (the “Revolving Credit Facility”). The Revolving Credit Facility bears interest at LIBOR (as defined) plus 250 basis points, which is 295 basis points lower than the former bank credit facility. We incurred $12.4 of debt prepayment costs during 2010 as compared with $3.1 in 2009. Net interest expense for 2010 of $92.2 was $3.8 higher than the net interest expense in 2009, primarily due to the increase in long-term debt associated with the financing and acquisitions discussed above.

2010 earnings before income taxes were $211.4, as compared to earnings before income taxes of $204.6 in 2009.

Income taxes during 2010 and 2009 were $68.1, or 32.2%, and $62.6, or 30.6%, of earnings before income taxes, respectively. Our effective tax rate in 2010 increased as compared with 2009 primarily due to various tax initiatives completed in 2009.

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

LIQUIDITY AND CAPITAL RESOURCES

Current Financial Condition

As of December 31, 2011, our net debt-to-net-capital ratio was 33.5%. Net debt was $942.0, which represented total debt of $1,245.5 less cash and cash equivalents of $303.5. At December 31, 2011, net capital (total debt plus total stockholders’ equity less cash and cash equivalents) was $2,814.6. As of December 31, 2011, long-term debt primarily consisted of $644.7 of our 6.875% Notes (net of original issue discount) due 2020 (the “6.875% Notes”) and $600.0 aggregate principal amount of our 8.5% Senior Unsecured Notes due 2018 (the “8.5% Notes”). At December 31, 2011, there were no amounts outstanding under the Revolving Credit Facility. Cash on hand at December 31, 2011 increased by $224.8 as compared with cash on hand at December 31, 2010 primarily as a result of cash flows from operating activities of $316.9 less capital expenditures of $76.0 and net expenditures for acquisitions of $41.2 (net of proceeds from the sale of two non core businesses of $19.2). Our liquidity requirements consist of working capital needs, ongoing capital expenditures and payments of interest and principal on our indebtedness. Our primary requirements for working capital are directly related to the level of our operations.

Working capital as of December 31, 2011 was $1,604.9, an increase of $249.3 as compared with working capital at December 31, 2010. As of December 31, 2011, total current assets increased by $375.4 and total current liabilities increased by $126.1. The increase in current assets related to a $47.8 increase in accounts receivable, the $224.8 increase in cash as described above and an increase in inventories of $108.4 to support future revenue growth. The increase in total current liabilities was primarily due to an increase in accounts payable of $29.6 and an increase of $96.5 in accrued liabilities. Accounts payable were higher at December 31, 2011 primarily due to the increase in business activity. Accrued liabilities increased at December 31, 2011 as compared with December 31, 2010, primarily due to higher levels of accrued compensation expense ($10.9), deferred revenues ($49.4) and accrued warranties ($13.5).

Cash Flows

As of December 31, 2011, cash and cash equivalents were $303.5 as compared to $78.7 at December 31, 2010. Cash provided by operating activities was $316.9 for the year ended December 31, 2011 as compared to $295.8 for the year ended December 31, 2010. The primary sources of cash provided by operating activities during 2011 were net earnings of $227.8, adjusted by depreciation and amortization of $62.1, non-cash compensation of $26.0, and a deferred income tax provision of $58.4. The primary use of cash in operating activities during the year ended December 31, 2011 was related to a $116.3 net increase in inventories, a $49.4 increase in accounts receivable and $30.8 of tax benefits realized from the prior exercises of employee stock options. The primary sources of cash provided by operating activities during 2010 were net earnings of $143.3, adjusted by depreciation and amortization of $52.4, non-cash compensation of $30.6, debt prepayment costs of $12.4, and a deferred income tax provision of $45.3. The primary use of cash in operating activities during the year ended December 31, 2010 was related to a $35.7 net increase in inventories, a $34.2 increase in accounts receivable and $10.4 of tax benefits realized from the prior exercises of employee stock options.

The primary uses of cash in investing activities during the year ended December 31, 2011 was related to capital expenditures of $76.0 and net expenditures for acquisitions of $41.2 (net of proceeds from the sale of two non core businesses of $19.2). The primary uses of cash in investing activities during the year ended December 31, 2010 was related to the TSI and Satair acquisitions of $470.8 and capital expenditures of $68.9.

During 2010, we prepaid $418.9 of our term loan facility from proceeds from our 6.875% Notes, less funds expended on acquisitions, plus cash provided by operating activities.

Capital Spending

Our capital expenditures were $76.0 and $68.9 during the years ended December 31, 2011 and 2010, respectively. Taking into consideration our backlog, including $4.4 of awarded but unbooked backlog, targeted capacity utilization levels, recent capital expenditure investments, recent acquisitions and current industry conditions, we anticipate capital expenditures of approximately $125 during 2012. We have no material commitments for capital expenditures. We have, in the past, generally funded our capital expenditures from cash from operations and funds available to us under bank credit facilities. We expect to fund future capital expenditures from cash on hand, from operations and from funds available to us under our Revolving Credit Facility.

Between 1989 and 2009, we completed 29 acquisitions for an aggregate purchase price of approximately $2.2 billion. Following these acquisitions, we rationalized the businesses, reduced headcount by approximately 5,500 employees and eliminated 26 facilities. During October 2010 we acquired TSI and Satair for a net aggregate purchase price of approximately $469. We have financed our acquisitions primarily through issuances of debt and equity securities; the TSI and Satair acquisitions were funded with the proceeds from the 6.875% Notes. During 2011, we completed four smaller acquisitions to bolster key technologies and sold two non core businesses, resulting in a net investment of approximately $41. These transactions were financed with cash on hand.

Outstanding Debt and Other Financing Arrangements

Long-term debt at December 31, 2011 primarily consisted of $644.7 of our 6.875% Notes and $600.0 aggregate principal amount of our 8.5% Notes. At December 31, 2011, there were no amounts outstanding under our Revolving Credit Facility.

Our obligations under the Revolving Credit Facility are secured by liens on substantially all of our domestic assets, including a pledge of a portion of the capital stock of certain foreign subsidiaries owned directly. Amounts borrowed and outstanding under the Revolving Credit Facility will, in certain circumstances, be required to be prepaid with the proceeds from certain asset sales, subject to certain thresholds and reinvestment rights. Unless terminated earlier, the Revolving Credit Facility will mature on December 9, 2015.

The Revolving Credit Facility contains an interest coverage ratio financial covenant (as defined in the facility) that must be maintained at a level greater than 2.25 to 1. The Revolving Credit Facility also contains a total leverage ratio covenant (as defined in the facility) which limits net debt to a 4.25 to 1 multiple of EBITDA (as defined in the facility). The Revolving Credit Facility is collateralized by substantially all of our assets and contains customary affirmative covenants, negative covenants, restrictions on the payment of dividends, and conditions precedent for borrowing. We were in compliance with all of the covenants, restrictions and conditions precedent in the Revolving Credit Facility as of December 31, 2011.

Contractual Obligations

The following chart reflects our contractual obligations and commercial commitments as of December 31, 2011. Commercial commitments include lines of credit, guarantees and other potential cash outflows resulting from a contingent event that requires performance by us or our subsidiaries pursuant to a funding commitment.

Contractual Obligations	2012	2013	2014	2015	2016	Thereafter	Total
Long-term debt and other non-current liabilities (1)	$0.5	$2.7	$0.6	$0.8	$1.1	$1,258.5	$1,264.2
Operating leases	29.0	26.1	23.7	22.5	19.9	66.3	187.5
Purchase obligations (2)	5.4	1.1	1.1	1.1	1.1	1.1	10.9
Future interest payment on outstanding debt (3)	98.9	98.9	98.9	98.8	95.7	255.3	746.5
Total	$133.8	$128.8	$124.3	$123.2	$117.8	$1,581.2	$2,209.1

Commercial Commitments
Letters of Credit	$5.6	--	--	--	--	--	$5.6

(1)
Our liability for unrecognized tax benefits of $19.2 at December 31, 2011 has been omitted from the above table because we cannot determine with certainty when this liability will be settled. It is reasonably possible that the amount of liability for unrecognized tax benefits will change in the next twelve months; however, we do not expect the change to have a material impact on our consolidated financial statements.

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

(3)
Interest payments include estimated interest payments due on the 6.875% Notes and the 8.5% Notes based on the stated rates of 6.875% and 8.5%, respectively. Actual interest payments on our obligations under the Revolving Credit Facility will fluctuate based on LIBOR or prime pursuant to the terms of the facility.

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

Off-Balance-Sheet Arrangements

Lease Arrangements

We finance our use of certain equipment under committed lease arrangements provided by various financial institutions. Since the terms of these arrangements meet the accounting definition of operating lease arrangements, the aggregate sum of future minimum lease payments is not reflected in our consolidated balance sheet. Future minimum lease payments under these arrangements aggregated approximately $187.5 at December 31, 2011.

Indemnities, Commitments and Guarantees

During the normal course of business, we made certain indemnities, commitments and guarantees under which we may be required to make payments in relation to certain transactions. These indemnities include non-infringement of patents and intellectual property indemnities to our customers in connection with the delivery, design, manufacture and sale of our products, indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease, and indemnities to other parties to certain acquisition agreements. The duration of these indemnities, commitments and guarantees varies, and in certain cases, is indefinite. We believe that many of our indemnities, commitments and guarantees provide for limitations on the maximum potential future payments we could be obligated to make. However, we are unable to estimate the maximum amount of liability related to our indemnities, commitments and guarantees because such liabilities are contingent upon the occurrence of events that are not reasonably determinable. Management believes that any liability for these indemnities, commitments and guarantees would not be material to our accompanying consolidated financial statements.

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

Revenue Recognition

Product revenues are recorded when the earnings process is complete. This generally occurs when the products are shipped to the customer in accordance with the contract or purchase order, risk of loss and title has passed to the customer, collectability is reasonably assured and pricing is fixed and determinable. In instances where title does not pass to the customer upon shipment, we recognize revenue upon delivery or customer acceptance, depending on the terms of the sales contract.

Service revenues primarily consist of engineering activities and are recorded when services are performed.

Revenues and costs under certain long-term contracts are recognized using contract accounting under the percentage-of-completion method in accordance with ASC 605-35, Construction–Type and Production–Type Contracts, with the majority of the contracts accounted for under the cost-to-cost method. Under the cost-to-cost method, the revenues related to the long-term contracts are recognized based on the ratio of actual costs incurred to total estimated costs to be incurred. We also use the units-of-delivery method to account for certain of its contracts. Under the units-of-delivery method, revenues are recognized based on the contract price of units delivered.

The percentage-of-completion method requires the use of estimates of costs to complete long-term contracts. Due to the duration of these contracts as well as the technical nature of the products involved, the estimation of these costs requires management judgment in connection with assumptions and projections related to the outcome of future events. Management’s assumptions include future labor performance and rates and projections relative to material and overhead costs, as well as the quantity and timing of product deliveries. We reevaluate our contract estimates periodically and reflect changes in estimates in the current period using the cumulative catch-up method. Revenues associated with any contractual claims are recognized when it is probable that the claim will result in additional contract revenue and the amount can be reasonably estimated. Anticipated losses on contracts are recognized in the period in which the losses become evident and determinable.

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

Long-Lived Assets and Goodwill

Goodwill, identifiable intangible assets, net and property and equipment, net were $1,008.3, $389.8, and $208.3 and $994.5, $390.5 and $169.3 at December 31, 2011 and 2010, respectively. To conduct our global business operations and execute our strategy, we acquire tangible and intangible assets, which affect the amount of future period amortization expense and possible impairment expense that we may incur. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect our consolidated financial statements. In accordance with ASC 350, we assess potential impairment to goodwill of a reporting unit and to indefinite-lived intangible assets on an annual basis, or between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit or indefinite-lived intangible asset below its carrying amount. In accordance with ASC 360, Property, Plant, and Equipment, we assess potential impairment to long-lived assets (property and equipment and amortized intangible assets) when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Our judgment regarding the existence of impairment indicators and future cash flows related to intangible assets is based on operational performance of our acquired businesses, expected changes in the global economy, aerospace industry projections, discount rates and other judgmental factors. Future events could cause us to conclude that impairment indicators exist and that goodwill or other acquired tangible or intangible assets associated with our acquired businesses are impaired. Any resulting impairment loss could have an adverse impact on our results of operations. As of December 31, 2011 and 2010, management believes the estimated fair value of each of our reporting units with goodwill balances, our indefinite-lived intangible assets and of each of our long-lived assets were substantially in excess of their carrying values. There were no indicators of goodwill or intangible asset impairment at December 31, 2011 or 2010.

Accounting for Income Taxes

Significant management judgment is required in evaluating our tax positions and in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance of $20.1 as of December 31, 2011, due to uncertainties related to our ability to utilize our deferred tax assets, primarily consisting of our foreign net operating losses. The valuation allowance is based on our estimates of taxable income by jurisdictions in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates, or we revise these estimates in future periods, we may need to adjust the valuation allowance which could materially impact our financial position and results of operations. The Company has not provided for any residual U.S. income taxes on approximately $370 of earnings from its foreign subsidiaries because such earnings are intended to be indefinitely reinvested. It is not practicable to determine the amount of U.S. income and foreign withholding tax payable in the event all such foreign earnings are repatriated. We have no current plans to repatriate cash or cash equivalents held by our foreign subsidiaries.

Effect of Inflation

Inflation has not had and is not expected to have a significant effect on our operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to a variety of risks, including foreign currency fluctuations and changes in interest rates affecting the cost of our variable-rate debt.

Foreign currency - We have direct operations in Europe that receive revenues from customers primarily in U.S. dollars and we purchase raw materials and component parts from foreign vendors primarily in British pounds or Euros. Accordingly, we are exposed to transaction gains and losses that could result from changes in foreign currency exchange rates relative to the U.S. dollar. Our largest foreign currency exposure results from activity in British pounds and Euros.

From time to time, we and our foreign subsidiaries may enter into foreign currency exchange contracts to manage risk on transactions conducted in foreign currencies. At December 31, 2011, we had no outstanding foreign currency exchange contracts. In addition, we have not entered into any other derivative financial instruments.

Interest Rates – As of December 31, 2010, we paid off our adjustable rate debt. We do not engage in transactions intended to hedge our exposure to changes in interest rates.

As of December 31, 2011, we maintained a portfolio of securities consisting mainly of taxable, interest-bearing deposits with weighted average maturities of less than three months. If short-term interest rates were to increase or decrease by 10%, we estimate interest income would increase or decrease by less than $0.1.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this section is set forth beginning on page F-1 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness, as of December 31, 2011, of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2011.

Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making the assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on its assessment, management believes that, as of December 31, 2011, the Company’s internal control over financial reporting is effective.

The registered public accounting firm that audited the financial statements included in this annual report has issued an attestation report on the Company’s internal control over financial reporting.

By:	/s/ Amin J. Khoury	By:	/s/ Thomas P. McCaffrey
	Amin J. Khoury		Thomas P. McCaffrey
	Chairman and Chief Executive Officer		Senior Vice President and Chief Financial Officer
	February 24, 2012		February 24, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
BE Aerospace, Inc.
Wellington, Florida

We have audited the internal control over financial reporting of BE Aerospace, Inc. and subsidiaries (the Company) as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2011, of the Company and our report dated February 24, 2012, expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP
Certified Public Accountants

Boca Raton, Florida
February 24, 2012

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information regarding our directors and executive officers as of February 24, 2012. Officers of the Company are elected annually by the Board of Directors.

Title	Age	Position

Amin J. Khoury	72	Chairman of the Board and Chief Executive Officer

Charles L. Chadwell	71	Director(2), (3)

Jim C. Cowart	60	Director(1), (3)

Richard G. Hamermesh	64	Director(1), (3)

Robert J. Khoury	69	Director

Jonathan M. Schofield	71	Director(2), (3)

Arthur E. Wegner	74	Director(1), (3)

Werner Lieberherr	51	President and Chief Operating Officer

Thomas P. McCaffrey	57	Senior Vice President, Chief Financial Officer

Sean Cromie	45	Vice President and General Manager, Commercial Aircraft Segment

Wayne R. Exton	48	Vice President and General Manager, Business Jet Segment

Richard M. Sharpe	56	Vice President and General Manager, Consumables Management Segment

Ryan M. Patch	51	Vice President - Law, General Counsel and Secretary

Stephen R. Swisher	53	Vice President - Finance and Controller

Eric J. Wesch	44	Vice President - Finance and Treasurer

(1)	Member, Audit Committee
(2)	Member, Compensation Committee
(3)	Member, Nominating and Corporate Governance Committee

Director Classification

Our restated certificate of incorporation provides that the Board of Directors is to be divided into three classes, each nearly as equal in number as possible, so that each director (in certain circumstances after a transitional period) will serve for three years, with one class of directors being elected each year. The Board is currently comprised of two Class I Directors (Jim C. Cowart and Arthur E Wegner), two Class II Directors (Robert J. Khoury and Jonathan M. Schofield) and three Class III Directors (Amin J. Khoury, Charles L. Chadwell and Richard G. Hamermesh). The terms of the Class I, Class II and Class III Directors expire at the end of each respective three-year term and upon the election and qualification of successor directors at annual meetings of stockholders held at the end of each year. Our executive officers are elected annually by the Board of Directors following the annual meeting of stockholders and serve at the discretion of the Board of Directors.

Current Directors

Amin J. Khoury has been the Chairman of the Board of Directors since July 1987 when he co-founded the company. Effective December 31, 2005, Mr. Amin J. Khoury was appointed Chief Executive Officer. Mr. Amin J. Khoury also served as the company’s Chief Executive Officer until April 1, 1996. Since 1986, Mr. Amin J. Khoury has been a director of Synthes, Inc., the world’s leading manufacturer and marketer of orthopedic trauma implants and a leading global manufacturer and marketer of cranial-maxillofacial and spine implants. Mr. Amin J. Khoury holds an Advanced Director Certification from the Corporate Directors Group. Mr. Amin J. Khoury is the brother of Robert J. Khoury.

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

Executive Officers

Werner Lieberherr was appointed President and Chief Operating Officer of BE Aerospace, Inc. effective December 31, 2010. Prior to this role, Mr. Lieberherr was the Senior Vice President & General Manager for the Commercial Aircraft Segment, consisting of Seating, Interior Products and Structures & Integration Systems. Prior to joining BE Aerospace, Mr. Lieberherr spent 15 years with ABB and Alstom in the Energy Industry, serving in various senior management positions in Europe, Asia and as President of North America. Mr. Lieberherr holds a Master’s Degree in Business Administration from the Kellogg School of Management, Northwestern University and a Master's Degree in Operations Research and Industrial Engineering from the Swiss Federal Institute of Technology (ETH) in Zurich.

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

Eric J. Wesch has been Vice President - Finance and Treasurer since July 2011 and previously served as Corporate Treasurer from 2008 to 2011, Director, Treasury Services from 2005 to 2008, Manager, Treasury Services from 2003 to 2005, and Manager, Financial Planning & Analysis from 1997 to 2003. Before joining BE Aerospace, Mr. Wesch worked for Blockbuster Entertainment Group.

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

To our knowledge:

●
Gifts of our common stock to educational institutions made by Mr. Cowart in prior years were reported late on a Form 5, Annual Statement of Changes in Beneficial Ownership of Securities, which was filed during 2012. These educational gifts were made in three transactions and should have been reported earlier on two Forms 5.

●	During 2011, Mr. Cromie filed one Form 4, Statement of Changes in Beneficial Ownership, late, reporting a single open-market transaction in our common stock.

●
Except as set forth in the above statements, based solely on a review of the copies of reports furnished to us and, with respect to our officers and directors, written representations that no other reports were required, with respect to the year ended December 31, 2011, all other Section 16(a) filing requirements applicable to our officers, directors and greater-than-ten-percent beneficial owners were complied with.

In making the above statements, we have relied on the written representations of our directors and officers and copies of the reports that have been filed with the SEC.

Code of Ethics

We have adopted a code of ethics, or Code of Business Conduct, to comply with the rules of the SEC and NASDAQ. The Code of Business Conduct applies to our directors, officers and employees worldwide, including our principal executive officer, principal financial officer, controller, treasurer and all other employees performing a similar function. We maintain a copy of our Code of Business Conduct, including any amendments thereto and any waivers applicable to any of our directors or officers, on our website at www.beaerospace.com.

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

1.     Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets, December 31, 2011 and December 31, 2010

Consolidated Statements of Earnings and Comprehensive Income for the Years Ended December 31, 2011, 2010, and 2009

Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2011, 2010, and 2009

Consolidated Statements of Cash Flows for the Years Ended December 31, 2011, 2010, and 2009

Notes to Consolidated Financial Statements for the Years Ended December 31, 2011, 2010, and 2009

2.     Financial Statement Schedules

Schedule II – Valuation and Qualifying Accounts

All other consolidated financial statement schedules are omitted because such schedules are not required or the information required has been presented in the aforementioned consolidated financial statements.

3.     Exhibits – The exhibits listed in the following "Index to Exhibits" are filed with this Form 10-K or incorporated by reference as set forth below.

(b)	The exhibits listed in the "Index to Exhibits" below are filed with this Form 10-K or incorporated by reference as set forth below.

(c)	Additional Financial Statement Schedules – None.

INDEX TO EXHIBITS

Exhibit
Number	Description

Exhibit 3	Articles of Incorporation and By-Laws

3.1	Amended and Restated Certificate of Incorporation (1)
3.2	Certificate of Amendment of the Restated Certificate of Incorporation (2)
3.3	Certificate of Amendment of the Restated Certificate of Incorporation (3)
3.4	Certificate of Amendment of the Restated Certificate of Incorporation (8)
3.5	Amended and Restated By-Laws (9)
3.6	Certificate of Amendment of the Restated Certificate of Incorporation (10)

Exhibit 4	Instruments Defining the Rights of Security Holders, including debentures

4.1	Specimen Common Stock Certificate (1)
4.2	Indenture, dated as of July 1, 2008, between the Registrant and Wilmington Trust Company, as Trustee (15)
4.3	First Supplemental Indenture, dated as of July 1, 2008, between the Registrant and Wilmington Trust Company, as Trustee (15)
4.4	Second Supplemental Indenture, dated as of September 16, 2010, between the Registrant and Wilmington Trust Company, as Trustee (20)

Exhibit 10(i)	Material Contracts

10.1	Stock and Asset Purchase Agreement, dated June 9, 2008, between the Registrant and Honeywell International Inc. (14)
10.2	Supply Agreement, dated as of July 28, 2008, between the Registrant and Honeywell International Inc. (16)
10.3	License Agreement, dated as of July 28, 2008, between the Registrant and Honeywell International Inc. (16)
10.4	Stockholders Agreement, dated as of July 28, 2008, among the Registrant and Honeywell International Inc., Honeywell UK Limited, Honeywell Holding France SAS and Honeywell Deutschland GmbH (16)
10.5
Credit Agreement, dated as of July 28, 2008, among the Registrant, as Borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, UBS Securities LLC and Credit Suisse Securities(USA) LLC, as Syndication Agents, The Royal Bank of Scotland plc and Wells Fargo Bank, N.A., as Documentation Agents, and certain lenders party thereto (16)

10.6
Amended and Restated Credit Agreement, dated as of December 9, 2010, between the Registrant, as Borrower, and JPMorgan Chase Bank, N.A., as Administrative Agent, UBS Securities LLC and Credit Suisse Securities (USA) LLC, as Syndication Agents, The Royal Bank of Scotland plc, SunTrust Bank and Wells Fargo Bank, N.A., as Documentation Agents. (21)

Exhibit 10(iii)	Management Contracts and Executive Compensation Plans, Contracts and Arrangements

10.7	Amended and Restated Employment Agreement for Amin J. Khoury dated as of December 31, 2008 (17)
10.8	Amended and Restated Employment Agreement for Thomas P. McCaffrey dated as of December 31, 2008 (17)
10.9	Amended and Restated Employment Agreement for Werner Lieberherr dated as of February 23, 2011 (23)
10.10	Amended and Restated Employment Agreement for Wayne R. Exton dated as of December 9, 2008 (17)
10.11	Employment Agreement dated as of January 1, 2009 between the Registrant and Robert A. Marchetti (17)
10.12	First Amendment dated as of June 24, 2011 to the Employment Agreement dated as of January 1, 2009 between the Registrant and Robert A. Marchetti*
10.13	Amended and Restated Employment Agreement for Stephen R. Swisher dated December 9, 2008 (17)
10.14	Retirement Agreement dated as of November 19, 2008 between the Registrant and Edmund J. Moriarty (17)
10.15	Retirement Agreement dated as of December 31, 2005 between the Registrant and Robert J. Khoury (12)
10.16	Consulting Agreement dated as of December 31, 2011 between the Registrant and Robert J. Khoury*
10.17	United Kingdom 1992 Employee Share Option Scheme (2)
10.18	1996 Stock Option Plan (6)
10.19	Amendment No. 1 to the 1996 Stock Option Plan (4)
10.20	Amendment No. 2 to the 1996 Stock Option Plan (5)
10.21	2001 Stock Option Plan (7)
10.22	2005 Long-Term Incentive Plan (18)

10.23	2007 Standard Form of Restricted Stock Award Agreement (13)
10.24	2007 Form of Restricted Stock Award Agreement for Robert A. Marchetti (13)
10.25	2007 Form of Restricted Stock Award Agreement for Amin J. Khoury (13)
10.26	2007 Form of Restricted Stock Award Agreement for Thomas P. McCaffrey (13)
10.27	Restricted Stock Award Agreement, between Registrant and Robert A. Marchetti, dated August 5, 2008 (16)
10.28	2008 Form of Performance-Based Restricted Stock Unit Award Agreement (16)
10.29	2008 Form of Performance-Based Restricted Stock Award Agreement (16)
10.30	2008 Form of Performance-Based Restricted Stock Award Agreement (Amin J. Khoury) (16)
10.31	2008 Form of Performance-Based Restricted Stock Award Agreement (Thomas P. McCaffrey) (16)
10.32	2008 Form of Performance-Based Restricted Stock Unit Agreement (Thomas P. McCaffrey) (16)
10.33	Amended and Restated 1994 Employee Stock Purchase Plan (11)
10.34	Amendment to the 1994 Employee Stock Purchase Plan (17)
10.35	Amended and Restated Employment Agreement dated August 1, 2011 between the Registrant and Ryan M. Patch (25)
10.36	November 2009 Standard Form of Restricted Stock Award Agreement (19)
10.37	November 2009 Standard Form of Restricted Stock Unit Award Agreement (19)
10.38	November 2009 Form of Restricted Stock Award Agreement for Amin J. Khoury (19)
10.39	November 2009 Form of Restricted Stock Award Agreement (Thomas P. McCaffrey) (19)
10.40	November 2009 Form of Restricted Stock Unit Award Agreement (Thomas P. McCaffrey) (19)
10.41	2010 Deferred Compensation Plan (Amended and Restated as of October 1, 2010) (22)
10.42	Employment Agreement dated February 23, 2011 between the Registrant and Sean Cromie (24)
10.43	Employment Agreement dated May 1, 2009 between the Registrant and Richard Sharpe (24)
10.44	BE Aerospace, Inc. Senior Executive Management Incentive Plan - FY 2011 (24)
10.45	BE Aerospace, Inc. Corporate Executive Incentive Plan 90% - FY 2011 (24)
10.46	BE Aerospace, Inc. Non-Employee Directors Deferred Stock Plan (26)

Exhibit 21	Subsidiaries of the Registrant

21.1	Subsidiaries*

Exhibit 23	Consents of Experts and Counsel

23.1	Consent of Independent Registered Public Accounting Firm – Deloitte & Touche LLP*

Exhibit 31	Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification of Chief Executive Officer*

31.2	Certification of Chief Financial Officer*

Exhibit 32	Section 1350 Certifications

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1/A, as amended (No. 33-33689), filed with the Commission on April 18, 1990.
(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-54146), filed with the Commission on November 3, 1992.
(3)	Incorporated by reference to the Company’s Registration Statement on Form S-3/A (No. 333-60209), filed with the Commission on December 21, 1998.
(4)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (No. 333-89145), filed with the Commission on October 15, 1999.
(5)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (No. 333-30578), filed with the Commission on February 16, 2000.
(6)	Incorporated by reference to the Company's Registration Statement on Form S-8 (No. 333-14037), filed with the Commission on October 15, 1996.
(7)	Incorporated by reference to the Company's Registration Statement on Form S-8 (No. 333-71442), filed with the Commission on October 11, 2001.
(8)	Incorporated by reference to the Company’s Registration Statement on Form S-3/A (No. 333-112493), as amended, filed with the Commission on February 13, 2004.
(9)	Incorporated by reference to the Company’s Transition Report on Form 10-K for the ten-month transition period ended December 31, 2002, filed with the Commission March 26, 2003.
(10)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, filed with the Commission on August 7, 2006.
(11)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (No. 333-168528), filed with the Commission on August 4, 2010.
(12)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 filed with the Commission on March 15, 2006.
(13)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, filed with the Commission on May 9, 2007.
(14)	Incorporated by reference to the Company’s Current Report on Form 8-K dated June 9, 2008, filed with the Commission on June 11, 2008.
(15)	Incorporated by reference to the Company’s Current Report on Form 8-K dated June 26, 2008, filed with the Commission on July 1, 2008.
(16)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, filed with the Commission on November 7, 2008.
(17)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed with the Commission on February 26, 2009.
(18)	Incorporated by reference to the Company's Registration Statement on Form S-8 (No. 333-161028), filed with the Commission on August 4, 2009.
(19)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, filed with the Commission on November 5, 2009.
(20)	Incorporated by reference to the Company’s Current Report on Form 8-K dated September 13, 2010, filed with the Commission on September 16, 2010.
(21)	Incorporated by reference to the Company’s Current Report on Form 8-K dated December 9, 2010, filed with the Commission on December 10, 2010.
(22)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (333-170494), filed with the Commission on November 9, 2010.
(23)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed with the Commission on February 24, 2011.
(24)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 filed with the Commission on May 4, 2011.
(25)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed with the Commission on August 3, 2011.
(26)	Incorporated by reference to the Company's Registration Statement on Form S-8 (333-49806), filed with the Commission on November 13, 2000.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BE AEROSPACE, INC.

By:	/s/ Amin J. Khoury
Amin J. Khoury
Chairman and Chief Executive Officer

Date: February 24, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Amin J. Khoury	Chairman and Chief Executive Officer	February 24, 2012
Amin J. Khoury

/s/ Thomas P. McCaffrey	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 24, 2012
Thomas P. McCaffrey

/s/ Charles L. Chadwell	Director	February 24, 2012
Charles L. Chadwell

/s/ Jim C. Cowart	Director	February 24, 2012
Jim C. Cowart

/s/ Richard G. Hamermesh	Director	February 24, 2012
Richard G. Hamermesh

/s/ Robert J. Khoury	Director	February 24, 2012
Robert J. Khoury

/s/ Jonathan M. Schofield	Director	February 24, 2012
Jonathan M. Schofield

/s/ Arthur E. Wegner	Director	February 24, 2012
Arthur E. Wegner

ITEM 8. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Financial Statements:

Consolidated Balance Sheets, December 31, 2011 and 2010	F-3

Consolidated Statements of Earnings and Comprehensive Income	F-4
for the Years Ended December 31, 2011, 2010 and 2009

Consolidated Statements of Stockholders' Equity	F-5
for the Years Ended December 31, 2011, 2010 and 2009

Consolidated Statements of Cash Flows	F-6
for the Years Ended December 31, 2011, 2010 and 2009

Notes to Consolidated Financial Statements	F-7
for the Years Ended December 31, 2011, 2010 and 2009

Consolidated Financial Statement Schedule:

Schedule II - Valuation and Qualifying Accounts	F-23
for the Years Ended December 31, 2011, 2010 and 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
BE Aerospace, Inc.
Wellington, Florida

We have audited the accompanying consolidated balance sheets of BE Aerospace, Inc. and subsidiaries (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of earnings and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in item 15(a)(2). These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of BE Aerospace, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2012 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP
Certified Public Accountants

Boca Raton, Florida
February 24, 2012

BE AEROSPACE, INC.
CONSOLIDATED BALANCE SHEETS, DECEMBER 31, 2011 AND 2010
(In millions, except per share data)

	December 31,
	2011	2010

ASSETS

Current assets:
Cash and cash equivalents	$303.5	$78.7
Accounts receivable trade	333.2	285.4
Inventories	1,480.4	1,372.0
Deferred income taxes	37.2	36.0
Other current assets	30.6	37.4
Total current assets	2,184.9	1,809.5

Property and equipment	208.3	169.3
Goodwill	1,008.3	994.5
Identifiable intangible assets	389.8	390.5
Deferred income taxes	0.3	2.9
Other assets	45.7	51.3
	$3,837.3	$3,418.0

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$199.3	$169.7
Accrued liabilities	380.2	283.7
Current maturities of long-term debt	0.5	0.5
Total current liabilities	580.0	453.9

Long-term debt	1,245.0	1,245.1
Deferred income taxes	101.8	80.6
Other non-current liabilities	37.9	34.4

Commitments, contingencies and off-balance sheet
arrangements (Note 8)
Stockholders' equity:
Preferred stock, $0.01 par value; 1.0 shares
authorized; no shares outstanding	--	--
Common stock, $0.01 par value; 200.0 shares
authorized; 104.4 shares issued
as of December 31, 2011, and 103.5 shares
issued as of December 31, 2010	1.0	1.0
Additional paid-in capital	1,617.5	1,562.8
Retained earnings	324.0	96.2
Accumulated other comprehensive loss	(69.9)	(56.0)
Total stockholders' equity	1,872.6	1,604.0
	$3,837.3	$3,418.0

See accompanying notes to consolidated financial statements.

BE AEROSPACE, INC.
CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009
(In millions, except per share data)

	Years Ended December 31,
	2011	2010	2009

Revenues	$2,499.8	$1,984.2	$1,937.7
Cost of sales	1,563.5	1,263.7	1,268.5
Selling, general and administrative	349.7	291.7	270.5
Research, development and engineering	158.6	112.8	102.6
Operating earnings	428.0	316.0	296.1
Interest expense	105.0	92.2	88.4
Write-off of debt issuance costs	-	12.4	3.1
Earnings before income taxes	323.0	211.4	204.6
Income tax expense	95.2	68.1	62.6
Net earnings	227.8	143.3	142.0

Other comprehensive income:
Foreign currency translation
adjustment and other	(13.9)	(24.5)	13.3
Comprehensive income	$213.9	$118.8	$155.3

Net earnings per share - basic	$2.25	$1.44	$1.44
Net earnings per share - diluted	$2.24	$1.42	$1.43

Weighted average common shares - basic	101.1	99.7	98.5
Weighted average common shares - diluted	101.9	100.9	99.3

See accompanying notes to consolidated financial statements.

BE AEROSPACE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009
(In millions)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance, December 31, 2008	101.1	$1.0	$1,499.4	$(189.1)	$(44.8)	$1,266.5
Sale of stock under
employee stock purchase plan	0.2	--	3.8	--	--	3.8
Purchase of treasury stock	--	--	(1.7)	--	--	(1.7)
Exercise of stock options	0.1	--	0.1	--	--	0.1
Restricted stock grants	1.0	--	23.5	--	--	23.5
Net earnings	--	--	--	142.0	--	142.0
Foreign currency translation
adjustment and other	--	--	--	--	13.3	13.3
Balance, December 31, 2009	102.4	1.0	1,525.1	(47.1)	(31.5)	1,447.5
Sale of stock under
employee stock purchase plan	0.1	--	3.6	--	--	3.6
Purchase of treasury stock	--	--	(6.7)	--	--	(6.7)
Exercise of stock options	0.1	--	0.3	--	--	0.3
Restricted stock grants	0.9	--	30.1	--	--	30.1
Tax benefits realized from prior
exercises of employee stock options	--	--	10.4	--	--	10.4
Net earnings	--	--	--	143.3	--	143.3
Foreign currency translation
adjustment and other	--	--	--	--	(24.5)	(24.5)
Balance, December 31, 2010	103.5	1.0	1,562.8	96.2	(56.0)	1,604.0
Sale of stock under
employee stock purchase plan	0.1	--	4.5	--	--	4.5
Purchase of treasury stock	--	--	(6.0)	--	--	(6.0)
Exercise of stock options	0.1	--	0.1	--	--	0.1
Restricted stock grants	0.7	--	25.3	--	--	25.3
Tax benefits realized from prior
exercises of employee stock options	--	--	30.8	--	--	30.8
Net earnings	--	--	--	227.8	--	227.8
Foreign currency translation
adjustment and other	--	--	--	--	(13.9)	(13.9)
Balance, December 31, 2011	104.4	$1.0	$1,617.5	$324.0	$(69.9)	$1,872.6

See accompanying notes to consolidated financial statements.

BE AEROSPACE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009
(In millions)

	Year Ended December 31,
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$227.8	$143.3	$142.0
Adjustments to reconcile net earnings to
net cash flows provided by operating activities, net of
effects from acquisitions:
Depreciation and amortization	62.1	52.4	49.5
Deferred income taxes	58.4	45.3	45.3
Non-cash compensation	26.0	30.6	24.1
Tax benefits realized from prior exercises of employee stock options	(30.8)	(10.4)	--
Provision (benefit) for doubtful accounts	1.9	3.0	(1.6)
Loss on disposal of property and equipment	1.1	6.1	2.8
Write-off of debt issuance costs	--	12.4	3.1
Changes in operating assets and liabilities:
Accounts receivable	(49.4)	(34.2)	55.2
Inventories	(116.3)	(35.7)	(73.1)
Other current assets and other assets	12.5	0.7	16.5
Accounts payable and accrued liabilities	123.6	82.3	(181.5)
Net cash flows provided by operating activities	316.9	295.8	82.3

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(76.0)	(68.9)	(28.4)
Acquisitions, net of cash acquired	(60.4)	(470.8)	--
Proceeds from sales of businesses	19.2	--	--
Other	(0.5)	(0.4)	(0.9)
Net cash flows used in investing activities	(117.7)	(540.1)	(29.3)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock issued	4.0	3.3	3.3
Purchase of treasury stock	(6.0)	(6.7)	(1.7)
Proceeds from long-term debt	--	644.4	--
Principal payments on long term debt	(0.5)	(418.9)	(104.1)
Credit facility and debt prepayment costs	--	(26.6)	--
Tax benefits realized from prior exercises of employee stock options	30.8	10.4	--
Borrowings on line of credit	30.0	358.9	--
Repayments on line of credit	(30.0)	(358.9)	--
Net cash flows provided by (used in) financing activities	28.3	205.9	(102.5)

Effect of foreign exchange rate changes on cash and
cash equivalents	(2.7)	(3.0)	1.5

Net increase (decrease) in cash and cash equivalents	224.8	(41.4)	(48.0)
Cash and cash equivalents, beginning of year	78.7	120.1	168.1
Cash and cash equivalents, end of year	$303.5	$78.7	$120.1

Supplemental disclosures of cash flow information:
Cash paid during period for:
Interest	$110.4	$53.3	$109.7
Income taxes	34.5	15.1	14.1

Supplemental schedule of non-cash activities:
Accrued property additions	$3.2	$--	$0.8

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009
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

Revenue Recognition – Sales of products are recorded when the earnings process is complete. This generally occurs when the products are shipped to the customer in accordance with the contract or purchase order, risk of loss and title has passed to the customer, collectability is reasonably assured and pricing is fixed and determinable. In instances where title does not pass to the customer upon shipment, the Company recognizes revenue upon delivery or customer acceptance, depending on the terms of the sales contract.

Service revenues primarily consist of engineering activities and are recorded when services are performed.

Revenues and costs under certain long-term contracts are recognized using contract accounting under the percentage-of-completion method in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605-35, Construction–Type and Production–Type Contracts (“ASC 605-35”), with the majority of the contracts accounted for under the cost-to-cost method. Under the cost-to-cost method, the revenues related to the long-term contracts are recognized based on the ratio of actual costs incurred to total estimated costs to be incurred. The Company uses the units-of-delivery method to account for certain contracts, principally with the Boeing Company and Airbus Industries. Under the units-of delivery method, revenues are recognized based on the contract price of units delivered.

The percentage-of-completion method requires the use of estimates of costs to complete long-term contracts. Due to the duration of these contracts as well as the technical nature of the products involved, the estimation of these costs requires management’s judgment in connection with assumptions and projections related to the outcome of future events. Management’s assumptions include future labor performance and rates and projections relative to material and overhead costs, as well as the quantity and timing of product deliveries. The Company reevaluates its contract estimates periodically and reflects changes in estimates in the current period using the cumulative catch-up method. Revenues associated with any contractual claims are recognized when it is probable that the claim will result in additional contract revenue and the amount can be reasonably estimated. For the years ended December 31, 2011, 2010 and 2009, approximately 15%, 14% and 16% of our revenues, respectively, were derived from contracts accounted for using percentage of completion accounting. Net costs and estimated earnings in excess of billings on uncompleted contracts were $72.2 and $63.3 at December 31, 2011 and 2010, respectively. Excess over average costs on long term contracts accounted for using the units of production method of accounting were $87.1 and $69.4 at December 31, 2011 and 2010, respectively. Anticipated losses on contracts are recognized in the period in which the losses become evident and determinable.

Income Taxes – The Company provides deferred income taxes for temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and such amounts recognized for income tax purposes. Deferred income taxes are computed using enacted tax rates that are expected to be in effect when the temporary differences reverse. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or the entire deferred tax asset will not be realized. The Company records uncertain tax positions within income tax expense and classifies interest and penalties related to income tax as income tax expense.

Cash Equivalents – The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Accounts Receivable – The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer's current creditworthiness, as determined by review of their current credit information. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon historical experience and any specific customer collection issues that have been identified. The allowance for doubtful accounts at December 31, 2011 and 2010 was $8.2 and $7.4, respectively.

Inventories – The Company values inventories at the lower of cost or market, using FIFO or weighted average cost method. The Company regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on historical demand, as well as an estimated forecast of product demand and production requirements. Demand for the Company’s products can fluctuate significantly. In accordance with industry practice, costs in inventory include amounts relating to long-term contracts with long production cycles and to inventory items with long procurement cycles, some of which are not expected to be realized within one year.

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

Goodwill and Intangible Assets – Under FASB ASC 350, Intangibles – Goodwill and Other (“ASC 350”), goodwill and indefinite-lived intangible assets are reviewed at least annually for impairment. Acquired intangible assets with definite lives are amortized over their individual useful lives. Patents and other intangible assets are amortized using the straight-line method over periods ranging from five to thirty-four years.

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

On at least an annual basis, management assesses whether there has been any impairment in the value of goodwill by first comparing the fair value to the net carrying value of reporting units. If the carrying value exceeds its estimated fair value, a second step is performed to compute the amount of the impairment. An impairment loss is recognized if the implied fair value of the asset being tested is less than its carrying value. In this event, the asset is written down accordingly. The fair values of reporting units for goodwill impairment testing are determined using valuation techniques based on estimates, judgments and assumptions management believes are appropriate in the circumstances. The sum of the fair values of the reporting units are evaluated based on market capitalization determined using average share prices within a reasonable period of time near the selected testing date (calendar year-end), plus an estimated control premium plus the fair value of the Company’s debt obligations. As of December 31, 2011 and 2010, management believes the estimated fair value of each of the Company’s reporting units with goodwill balances was substantially in excess of its carrying value.

Indefinite-lived intangible assets are tested at least annually for impairment. Impairment for intangible assets with indefinite lives exists if the carrying value of the intangible asset exceeds its fair value. The fair values of indefinite-lived intangible assets are determined using valuation techniques based on estimates, judgments and assumptions management believes are appropriate in the circumstances. As of December 31, 2011, the Company’s annual impairment testing yielded no impairments of indefinite-lived intangible assets.

Long-Lived Assets – The Company assesses potential impairments to its long-lived assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. An impairment loss is recognized when the undiscounted cash flows expected to be generated by an asset (or group of assets) is less than its carrying amount. Any required impairment loss is measured as the amount by which the asset's carrying value exceeds its fair value and is recorded as a reduction in the carrying value of the related asset and a charge to operating results. There were no impairments of long lived assets in 2011, 2010, and 2009.

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

	Year Ended December 31,
	2011	2010	2009
Balance at beginning of period	$38.0	$26.6	$22.4
Accruals for warranties issued during the period	34.5	29.2	26.5
Settlements of warranty claims	(21.0)	(17.8)	(22.3)
Balance at end of period	$51.5	$38.0	$26.6

Accounting for Stock-Based Compensation – The Company accounts for share-based compensation arrangements in accordance with the provisions of FASB ASC 718, Compensation – Stock Compensation (“ASC 718”), whereby share-based compensation cost is measured on the date of grant, based on the fair value of the award, and is recognized over the requisite service period.

Compensation cost recognized during the three years ended December 31, 2011 related to grants of restricted stock and restricted stock units. No compensation cost related to stock options was recognized during those periods as no options were granted during the three year period ended December 31, 2011 and all options were vested as of December 31, 2006.

The Company has established a qualified Employee Stock Purchase Plan. The Plan allows qualified employees (as defined in the plan) to participate in the purchase of designated shares of the Company's common stock at a price equal to 85% of the closing price for each semi-annual stock purchase period. The fair value of employee purchase rights represents the difference between the closing price of the Company’s shares on the date of purchase and the purchase price of the shares. The value of the rights granted during the years ended December 31, 2011, 2010 and 2009 was $0.7, $0.5 and $0.6, respectively.

Treasury Stock – The Company may periodically repurchase shares of its common stock from employees for the satisfaction of their individual payroll tax withholding upon vesting of restricted stock and restricted stock units in connection with the Company’s Long Term Incentive Plan. The Company’s repurchases of common stock are recorded at the average cost of the common stock and are presented as a reduction of additional paid-in-capital. The Company repurchased 161,297, 197,343 and 94,388 shares of its common stock for $6.0, $6.7 and $1.7, respectively, during the years ended December 31, 2011, 2010 and 2009 respectively.

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

Concentration of Risk – The Company’s products and services are primarily concentrated within the aerospace industry with customers consisting primarily of commercial airlines, a wide variety of business jet customers and commercial aircraft manufacturers. In addition to the overall business risks associated with the Company’s concentration within the airline and aerospace industries, the Company is exposed to a concentration of collection risk on credit extended to commercial airlines and commercial aircraft manufacturers. The Company’s management performs ongoing credit evaluations on the financial condition of all of its customers and maintains allowances for uncollectible accounts receivable based on expected collectability. Credit losses have historically been within management's expectations and the provisions established.

Significant customers change from year to year depending on the level of refurbishment activity and/or the level of new aircraft purchases by such customers. During the years ended December 31, 2011, 2010 and 2009, no single customer accounted for more than 10% of the Company’s consolidated net sales.

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

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, which amends FASB ASC 220, Comprehensive Income. This guidance, effective retrospectively for the interim and annual periods beginning on or after December 15, 2011 (early adoption is permitted), requires presentation of total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The option to present components of other comprehensive income as part of the statement of stockholders’ equity was eliminated. The items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income were not changed. Additionally, no changes were made to the calculation and presentation of earnings per share. In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. This guidance defers only those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments. The adoption of ASU 2011-05 and ASU 2011-12 are not expected to have a material impact on the Company’s consolidated financial statements.

In August 2011, the FASB issued ASU 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment, which amends existing guidance by giving an entity the option to first assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. If this is the case, companies will need to perform a more detailed two-step goodwill impairment test, which is used to identify potential goodwill impairments and to measure the amount of goodwill impairment losses to be recognized, if any. ASU 2011-08 will be effective for annual and interim goodwill impairment tests performed for years beginning after December 15, 2011 (early adoption is permitted). The adoption of ASU 2011-08 will not have an impact on the Company’s consolidated financial statements.

2.      BUSINESS COMBINATIONS

During 2011, the Company completed four insignificant acquisitions to bolster key technologies for an aggregate purchase price of approximately $60.4 (“2011 Acquisitions”). The Company has not yet completed its evaluation and allocation of the purchase prices for the 2011 Acquisitions. During 2011, the Company also sold two insignificant business for $19.2 which resulted in a $0.1 gain. During 2010, the Company completed two acquisitions for a net aggregate purchase price of approximately $469 (“2010 Acquisitions”).

The 2011 and 2010 Acquisitions were accounted for as purchases under FASB ASC 805, Business Combinations (“ASC 805”). The assets purchased and liabilities assumed for the 2011 and 2010 Acquisitions have been reflected in the accompanying consolidated balance sheet as of December 31, 2011 and the results of operations for the 2011 and 2010 Acquisitions and the 2011 dispositions are included in (or excluded from) the accompanying consolidated statement of earnings from the respective dates of acquisition (or disposition).

TSI

On October 26, 2010, the Company acquired the TSI Group (“TSI”), a privately-held company, for a net purchase price of approximately $307 in cash. TSI designs, engineers and manufactures customized, fully integrated, thermal management and interconnect solutions that address complex power management requirements of a broad range of customers in the aerospace and defense industries. The Company completed its evaluation and allocation of the purchase price for the TSI acquisition during the period ended September 30, 2011 which resulted in a $17.9 increase in non-amortizing identifiable intangible assets and a $17.9 decrease in goodwill. The excess of the purchase price over the fair value of the identifiable net tangible assets acquired approximated $282.8 of which $72.6 has been allocated to identified intangible assets and $210.2 is included in goodwill.

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

Approximately $70.4 of goodwill and other intangibles related to the 2011 and 2010 Acquisitions are expected to be deductible for tax purposes.

Consolidated unaudited pro forma revenues, net earnings, and diluted net earnings per share giving effect to the 2010 Acquisitions as if they had occurred on January 1, 2009 were $2,171.9, $147.2 and $1.46, and $2,182.2, $142.2 and $1.43, for the years ended December 30, 2010 and 2009, respectively. Management has not disclosed pro forma information for the 2011 Acquisitions as these acquisitions were determined to be immaterial, both individually and in the aggregate.

3.     INVENTORIES

Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs. Work-in-process inventories include excess of over average costs on long term contracts and costs and estimated earnings in excess of billings on uncompleted contracts. Finished goods inventories primarily consist of aerospace fasteners. Inventories consist of the following:

	December 31,	December 31,
	2011	2010
Purchased materials and component parts	$165.3	$140.0
Work-in-process	295.4	229.0
Finished goods	1,019.7	1,003.0
	$1,480.4	$1,372.0

4.     PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	Useful Life	December 31,	December 31,
	(Years)	2011	2010
Land, buildings and improvements	3 - 50	$97.5	$84.8
Machinery	1 - 20	96.7	87.5
Tooling	2 - 10	52.5	41.7
Computer equipment and software	2 - 20	158.3	133.4
Furniture and equipment	2 - 20	16.6	15.6
		421.6	363.0
Less accumulated depreciation		(213.3)	(193.7)
		$208.3	$169.3

Depreciation expense was $37.1, $30.9 and $28.9 for the years ended December 31, 2011, 2010 and 2009, respectively.

5.     GOODWILL AND INTANGIBLE ASSETS

The following sets forth the intangible assets by major asset class, all of which were acquired through business purchase transactions:

		December 31, 2011			December 31, 2010
				Net			Net
	Useful Life	Original	Accumulated	Book	Original	Accumulated	Book
	(Years)	Cost	Amortization	Value	Cost	Amortization	Value
Customer contracts and relationships	8-30	$314.7	$44.5	$270.2	$338.7	$30.0	$308.7
Acquired technologies	5-34	128.5	46.5	82.0	101.7	41.7	60.0
Trade names	Indefinite	19.9	--	19.9	--	--	--
Trademarks and patents	5-30	29.9	21.2	8.7	28.6	19.3	9.3
Technical qualifications, plans
and drawings	15-22	30.4	25.0	5.4	30.5	23.7	6.8
Replacement parts annuity
and product approvals	20-22	39.5	36.0	3.5	39.7	34.3	5.4
Covenants not to compete and
other identified intangibles	20-30	5.7	5.6	0.1	5.7	5.4	0.3
		$568.6	$178.8	$389.8	$544.9	$154.4	$390.5

Amortization expense of intangible assets was $25.0, $21.5 and $20.6 for the years ended December 31, 2011, 2010 and 2009, respectively. Amortization expense associated with identified intangible assets as of December 31, 2011 is expected to be approximately $30 in each of the next five years. The future amortization amounts are estimates. Actual future amortization expense may be different due to future acquisitions, impairments, changes in amortization periods, or other factors.

In accordance with ASC 350 goodwill is not amortized, but is subject to an annual impairment test. During the year ended December 31, 2011, the Company completed step one of the impairment test and fair value analysis for goodwill, and there were no impairment indicators present and no impairment loss was recorded during the year ended December 31, 2011 or December 31, 2010. The accumulated goodwill impairment loss was $369.3 as of December 31, 2011 and 2010.

The changes in the carrying amount of goodwill for the years ended December 31, 2011 and 2010 are as follows:

	Commercial	Consumables	Business
	Aircraft	Management	Jet	Total
Balance as of
December 31, 2009	$162.1	$452.4	$88.7	$703.2
Acquisitions	231.2	73.3	--	304.5
Effect of foreign
currency translation	(4.8)	(8.4)	--	(13.2)
Balance as of
December 31, 2010	388.5	517.3	88.7	994.5
Acquisitions	4.7	22.1	--	26.8
Dispositions	(6.8)	--	--	(6.8)
Effect of foreign
currency translation	(2.2)	(4.0)	--	(6.2)
Balance as of
December 31, 2011	$384.2	$535.4	$88.7	$1,008.3

6.     ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	December 31,	December 31,
	2011	2010
Accrued salaries, vacation and related benefits	$75.4	$56.1
Accrued product warranties	51.5	38.0
Accrued interest	21.7	32.5
Deferred revenue	76.0	26.6
Other accrued liabilities	155.6	130.5
	$380.2	$283.7

Other accrued liabilities include billings in excess of costs and estimated earnings of $37.9 and $25.4 at December 31, 2011 and 2010, respectively.

7.     LONG-TERM DEBT

Long-term debt consists of the following:

	December 31,	December 31,
	2011	2010
6.875% Senior Notes	$644.7	$644.3
8.5% Senior Notes	600.0	600.0
Other long-term debt	0.8	1.3
	1,245.5	1,245.6
Less current portion of long-term debt	(0.5)	(0.5)
	$1,245.0	$1,245.1

As of December 31, 2011, long-term debt primarily consisted of $650.0 aggregate principal amount of our  6.875% Senior Unsecured Notes ($644.7 net of original issue discount) due 2020 and $600.0 aggregate principal amount of our 8.5% Senior Unsecured Notes due 2018.

In December 2010, the Company entered into a new $750.0 Revolving Credit Facility (the “Revolving Credit Facility”). Borrowings under the Revolving Credit Facility bear interest at an annual rate equal to the London interbank offered rate (“LIBOR”) (as defined) plus 225 basis points or Prime (as defined) plus 125 basis points. As of December 31, 2011, the rate under the Revolving Credit Facility was 2.7%. At December 31, 2011 and 2010 there were no amounts outstanding under the Revolving Credit Facility. Unless terminated earlier, the Revolving Credit Facility will mature on December 9, 2015.

Letters of credit outstanding under the Revolving Credit Facility Agreement aggregated $5.6 at December 31, 2011.

The Revolving Credit Facility Agreement contains an interest coverage ratio financial covenant (as defined in the Credit Agreement) that must be maintained at a level greater than 2.25 to 1. The Revolving Credit Facility Agreement also contains a total leverage ratio covenant (as defined in the Credit Agreement) which limits net debt to a 4.25 to 1 multiple of EBITDA (as defined in the Revolving Credit Facility Agreement). The Revolving Credit Facility Agreement is collateralized by substantially all of the Company’s assets and contains customary affirmative covenants, negative covenants, restrictions on the payment of dividends, and conditions precedent for borrowings, all of which were met as of December 31, 2011.

Maturities of long-term debt are as follows:

Year Ending December 31,
2012	$0.5
2013	0.3
2014	--
2015	--
2016	--
Thereafter	1,244.7
Total	$1,245.5

Interest expense amounted to $105.5 for the year ended December 31, 2011, $92.7 for the year ended December 31, 2010 and $88.8 for the year ended December 31, 2009.

8.     COMMITMENTS, CONTINGENCIES AND OFF-BALANCE-SHEET ARRANGEMENTS

Lease Commitments – The Company finances its use of certain facilities and equipment under committed lease arrangements provided by various institutions. Since the terms of these arrangements meet the accounting definition of operating lease arrangements, the aggregate sum of future minimum lease payments is not reflected on the consolidated balance sheets. At December 31, 2011, future minimum lease payments under these arrangements approximated $187.5, of which $142.8 is related to long-term real estate leases.

Rent expense for the years ended December 31, 2011, 2010 and 2009 was $29.3, $26.9 and $26.9, respectively. Future payments under operating leases with terms greater than one year as of December 31, 2011 are as follows:

Year Ending December 31,
2012	29.0
2013	26.1
2014	23.7
2015	22.5
2016	19.9
Thereafter	66.3
Total	$187.5

Litigation – The Company is a defendant in various legal actions arising in the normal course of business, the outcomes of which, in the opinion of management, neither individually nor in the aggregate are likely to result in a material adverse effect on the Company's consolidated financial statements.

Indemnities, Commitments and Guarantees – During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These indemnities include non-infringement of patents and intellectual property indemnities to the Company's customers in connection with the delivery, design, manufacture and sale of its products, indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease and indemnities to other parties to certain acquisition agreements. The duration of these indemnities, commitments and guarantees varies, and in certain cases, is indefinite. Many of these indemnities, commitments and guarantees provide for limitations on the maximum potential future payments the Company could be obligated to make. However, the Company is unable to estimate the maximum amount of liability related to its indemnities, commitments and guarantees because such liabilities are contingent upon the occurrence of events that are not reasonably determinable. Management believes that any liability for these indemnities, commitments and guarantees would not be material to the accompanying consolidated financial statements. Accordingly, no significant amounts have been accrued for indemnities, commitments and guarantees.

Employment Agreements – The Company has employment and compensation agreements with three key officers of the Company. An agreement for one of the officers provides for the officer to earn a minimum of $1.2 per year through a three-year period ending from any date after which it is measured, adjusted annually for changes in the consumer price index (as defined) or as determined by the Company's Compensation Committee of the Board of Directors, as well as a retirement compensation payment equal to 1.5 times the base salary.

One other agreement provides for an officer to receive annual minimum compensation of $0.5 per year through a three-year period ending from any date after which it is measured, adjusted as determined by the Company’s Compensation Committee of the Board of Directors, and for the Company to make a retirement compensation payment equal to 20% of the officer’s then current year annual salary to a supplemental executive retirement plan (“SERP”) established by the Company.

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

 In addition, the Company has employment agreements with certain other key members of management expiring on various dates through the year 2014. The Company's employment agreements generally provide for certain protections in the event of a change of control. These protections generally include the payment of severance and related benefits under certain circumstances in the event of a change of control, and for the Company to reimburse such officers for the amount of any excise taxes associated with such benefits.

9.     INCOME TAXES

The components of earnings before incomes taxes were:

	Year Ended December 31,
	2011	2010	2009
Earnings before income taxes
United States	$142.1	$103.4	$119.1
Foreign	180.9	108.0	85.5
Earnings before income taxes	$323.0	$211.4	$204.6

Income tax expense consists of the following:

	Year Ended December 31,
	2011	2010	2009
Current:
Federal	$1.8	$0.5	$0.8
State	2.3	0.8	1.1
Foreign	28.5	23.0	14.9
	32.6	24.3	16.8
Deferred:
Federal	52.4	39.2	37.5
State	3.9	4.8	5.2
Foreign	6.3	(0.2)	3.1
	62.6	43.8	45.8
Total income tax expense	$95.2	$68.1	$62.6

The difference between income tax expense and the amount computed by applying the statutory U.S. federal income tax rate (35%) to the pre-tax earnings consists of the following:

	Year Ended December 31,
	2011	2010	2009
Statutory federal income tax expense	$113.0	$74.0	$71.6
U.S. state income taxes	6.0	4.6	4.9
Foreign tax rate differential	(27.8)	(16.8)	(15.9)
Non-deductible charges/losses and other	8.0	9.3	7.5
Research and development credit	(4.0)	(3.0)	(5.5)
	$95.2	$68.1	$62.6

The tax effects of temporary differences and carryforwards that give rise to deferred income tax assets and liabilities consist of the following:

	December 31,
	2011	2010
Deferred tax assets:
Inventory reserves	$18.3	$17.3
Warranty reserves	9.3	6.9
Accrued liabilities	15.5	17.5
Net operating loss carryforward	19.6	14.8
Research and development
credit carry forward	38.2	32.6
Alternative minimum
tax credit carryforward	5.0	5.3
Other	4.7	5.1
	$110.6	$99.5

Deferred tax liabilities:
Book to tax revenue differences	(37.5)	(34.5)
Intangible assets	(92.8)	(76.1)
Depreciation	(23.2)	(14.3)
Software development costs	(1.3)	(1.9)
	(154.8)	(126.8)
Net deferred tax liability before valuation
allowance	(44.2)	(27.3)
Valuation allowance	(20.1)	(14.4)
Net deferred tax liability	$(64.3)	$(41.7)

The Company maintained a valuation allowance of $20.1 as of December 31, 2011 primarily related to foreign net operating losses.

As of December 31, 2011, the Company had state and foreign net operating loss carryforwards of approximately $63.7 and $62.4, respectively. The state net operating loss carryforwards begin to expire in 2012. As of December 31, 2011, the Company had federal and state research and development tax credit carryforwards of $38.2, which expire from 2012 to 2026.

The Company has not provided for any residual U.S. income taxes on the approximately $370.3 of earnings from its foreign subsidiaries because such earnings are intended to be indefinitely reinvested. It is not practicable to determine the amount of U.S. income and foreign withholding tax payable in the event all such foreign earnings are repatriated.

In 2011, the Company recognized cumulative tax deductions of $85.8 with the Company’s methodology for determining when these deductions are deemed realized under ASC 718, the Company assumes that it utilizes its net operating loss carryforwards to reduce its taxes payable rather than these deductions. Pursuant to ASC 718, these deductions are not deemed realized until they reduce taxes payable. During 2011, the Company recorded a credit to additional paid-in capital of $30.8 for the portion of these deductions that reduced our current year tax liability essentially realizing all of these tax deductions.

A reconciliation of the beginning and ending amounts of gross uncertain tax positions is presented below:

	2011	2010	2009
Balance, beginning of the period	$21.5	$18.5	$15.1
Additions for current year tax positions	6.1	3.1	3.5
Additions for tax positions of prior years	--	--	1.6
Currency fluctuations	(0.1)	(0.1)	0.3
Reduction for tax positions of prior years	--	--	(2.0)
Settlements with taxing authorities	(5.8)	--	--
Balance, end of the period	$21.7	$21.5	$18.5

The difference between the gross uncertain tax position of $21.7 and the liability for unrecognized tax benefits of $19.2 is due to the netting of certain items when calculating the liability for unrecognized tax benefits. This liability, if recognized, would affect the Company’s effective tax rate. It is reasonably possible that the amount of liability for unrecognized tax benefits will change in the next twelve months; however, the Company does not expect the change to have a material impact on the Company’s consolidated financial statements.

The Company recently completed its U.S. federal income tax examination for year 2006 with immaterial adjustments, and with minor exceptions, the Company is currently open to audit by the tax authorities for the four tax years ending December 31, 2011. There are currently no material income tax audits in progress.

The Company classifies interest and penalties related to income tax as income tax expense. The amount included in the Company’s liability for unrecognized tax benefits for interest and penalties was less than $1.0 as of December 31, 2011 and 2010.

10.   EMPLOYEE RETIREMENT PLANS

The Company sponsors and contributes to a qualified, defined contribution savings and investment plan, covering substantially all U.S. employees. The BE Aerospace, Inc. Savings Plan was established pursuant to Section 401(k) of the Internal Revenue Code. Under the terms of this plan, covered employees may contribute up to 100% of their pay, limited to certain statutory maximum contributions for 2011. Participants are vested in matching contributions immediately and the matching percentage is 100% of the first 3% of employee contributions and 50% on the next 2% of employee contributions. Total expense for the plan was $8.5, $6.7 and $6.8 for the years ended December 31, 2011, 2010 and 2009, respectively. In addition, the Company contributes to the BE Aerospace, Inc. Hourly Tax-Sheltered Retirement Plan. This plan was established pursuant to Section 401(k) of the Internal Revenue Code and covers certain U.S. union employees. Total expense for the plan was $0.3, $0.2 and $0.2 for the calendar years ended December 31, 2011, 2010 and 2009, respectively. The Company also sponsors and contributes to a SERP for certain other employees. The BE Aerospace, Inc. Deferred Compensation Plan was established pursuant to Section 409A of the Internal Revenue Code. The SERP is an unfunded plan maintained for the purpose of providing deferred compensation for certain employees. This plan allows certain employees to annually elect to defer a portion of their compensation, on a pre-tax basis, until their retirement. The retirement benefit to be provided is based on the amount of compensation deferred. The company is cash matching contributions and earnings on deferrals. Deferred compensation expense was $1.1, $0 and $0 in 2011, 2010 and 2009, respectively. The Company and its subsidiaries participate in government-sponsored programs in certain European countries. The Company funds these plans based on legal requirements, tax considerations, local practices and investment opportunities.

11.   STOCKHOLDERS' EQUITY

Earnings Per Share - Basic net earnings per common share is computed using the weighted average of common shares outstanding during the year. Diluted net earnings per common share reflects the potential dilution from assumed conversion of all dilutive securities such as stock options and unvested restricted stock using the treasury stock method. When the effects of the outstanding stock options are anti-dilutive, they are not included in the calculation of diluted earnings per common share. For the years ended December 31, 2011, 2010 and 2009, securities totaling approximately 0.5, 0.5, and 1.0 million shares, respectively, were excluded from the determination of diluted earnings per common share because  the effect would have been anti-dilutive.

The following table sets forth the computation of basic and diluted net earnings per share for the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31,
	2011	2010	2009
Numerator: net earnings	$227.8	$143.3	$142.0
Denominator:
Denominator for basic earnings per share -
Weighted average shares (in millions)	101.1	99.7	98.5
Effect of dilutive securities -
Dilutive securities	0.8	1.2	0.8
Denominator for diluted earnings per share -
Adjusted weighted average shares (in millions)	101.9	100.9	99.3
Basic net earnings per share	$2.25	$1.44	$1.44
Diluted net earnings per share	$2.24	$1.42	$1.43

Long Term Incentive Plan - The Company has a Long Term Incentive Plan (“LTIP”) under which the Company’s Compensation Committee may grant stock options, stock appreciation rights, restricted stock, restricted stock units or other forms of equity based or equity related awards.

 During 2011, 2010 and 2009, the Company granted restricted stock and restricted stock units to certain members of the Company’s Board of Directors and management. Restricted stock and restricted stock unit grants vest over periods ranging from two to four years and are granted at the discretion of the Compensation Committee of the Board of Directors. Certain awards also vest upon attainment of performance goals. Compensation cost is recorded on a straight-line basis over the vesting term of the shares based on the grant date value using the closing trading price. Share based compensation of $25.1, $29.8 and $23.3 was recorded during 2011, 2010, and 2009 respectively. Unrecognized compensation cost related to these grants was $49.8, $50.9, and $54.1 at December 31, 2011, 2010, and 2009, respectively.

 The following table summarizes shares of restricted stock that were granted, vested, forfeited and outstanding:

	December 31, 2011			December 31, 2010
			Weighted			Weighted
		Weighted	Average		Weighted	Average
		Average	Remaining		Average	Remaining
	Shares	Grant Date	Vesting Period	Shares	Grant Date	Vesting Period
	(in thousands)	Fair Value	(in years)	(in thousands)	Fair Value	(in years)

Outstanding, beginning of
period	2,196	23.74	2.53	2,767	$18.96	2.45
Shares granted	682	37.84	--	788	34.84	--
Shares vested	(866)	22.80	--	(1,253)	22.63	--
Shares forfeited	(72)	25.91	--	(106)	19.69	--
Outstanding, end of period	1,940	29.08	2.44	2,196	23.74	2.53

During the years ended December 31, 2011, and 2010 the Company did not grant restricted stock units. During the year ended December 31, 2011, 15,670 shares of restricted stock were forfeited related to restricted stock units. As of December 31, 2011, the weighted average remaining vesting period for these units was 0.95 years.

No stock options were granted during the three years ended December 31, 2011 and no related stock compensation was recognized as all options were fully vested as of December 31, 2006. Outstanding stock options at December 31, 2011, 2010 and 2009 totaled approximately 101,000, 128,000, and 158,000, all of which were exercisable. During the years ended December 31, 2011, 2010 and 2009, 26,568, 28,319 and 19,472 stock options were exercised with an aggregate intrinsic value of $0.9, $0.6 and $0.2, respectively, determined as of the date of option exercise. The aggregate intrinsic value of outstanding options as of December 31, 2011 was $3.1.

12.   EMPLOYEE STOCK PURCHASE PLAN

The Company has established a qualified Employee Stock Purchase Plan, the terms of which allow for qualified employees (as defined in the Plan) to participate in the purchase of designated shares of the Company's common stock at a price equal to 85% of the closing price at the end of each semi-annual stock purchase period. The Company issued approximately 114,000, 119,000 and 213,000 shares of common stock during the years ended December 31, 2011, 2010 and 2009, respectively, pursuant to this plan at a weighted average price per share of $33.76, $25.59, and $14.95, respectively.

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

The following table presents net revenues and other financial information by business segment:

	Year Ended December 31, 2011
	Commercial	Consumables	Business
	Aircraft	Management	Jet	Consolidated
Net revenues	$1,302.0	$943.5	$254.3	$2,499.8
Operating earnings (1)	216.0	183.1	28.9	428.0
Total assets(2)	1,366.1	2,156.8	314.4	3,837.3
Goodwill	384.2	535.5	88.6	1,008.3
Capital expenditures	49.0	21.2	5.8	76.0
Depreciation and amortization	35.6	20.4	6.1	62.1

	Year Ended December 31, 2010
	Commercial	Consumables	Business
	Aircraft	Management	Jet	Consolidated
Net revenues	$997.5	$772.9	$213.8	$1,984.2
Operating earnings (1)	148.7	153.2	14.1	316.0
Total assets(2)	1,131.9	2,014.8	271.3	3,418.0
Goodwill	388.5	517.3	88.7	994.5
Capital expenditures	54.0	11.4	3.5	68.9
Depreciation and amortization	28.4	17.9	6.1	52.4

	Year Ended December 31, 2009
	Commercial	Consumables	Business
	Aircraft	Management	Jet	Consolidated
Net revenues	$911.3	$798.1	$228.3	$1,937.7
Operating earnings(1)	121.0	151.0	24.1	296.1
Total assets (2)	762.9	1,808.9	268.3	2,840.1
Goodwill	162.1	452.4	88.7	703.2
Capital expenditures	16.9	9.4	2.1	28.4
Depreciation and amortization	26.0	17.0	6.5	49.5

(1) Operating earnings includes an allocation of corporate IT costs, employee benefits and general and administrative costs based on the proportion of each segments’ systems users, number of employees and sales, respectively.

(2) Corporate assets (including cash and cash equivalents) of $304.6, $123.8 and $144.6 at December 31, 2011, 2010 and 2009, respectively, have been allocated to the above segments based on each segment's respective percentage of total assets.

Geographic Information

The Company operated principally in three geographic areas, the United States, Europe (primarily the United Kingdom) and emerging markets, such as Asia, Pacific Rim, and the Middle East. There were no significant transfers between geographic areas during these periods.

The following table presents revenues and operating earnings based on the originating location for the years ended December 31, 2011, 2010 and 2009. Additionally, it presents all identifiable assets related to the operations in each geographic area as of December 31, 2011 and 2010:

	Year Ended December 31,
	2011	2010	2009
Revenues:
Domestic	$1,750.2	$1,422.6	$1,399.5
Foreign	749.6	561.6	538.2
	$2,499.8	$1,984.2	$1,937.7

Operating earnings:
Domestic	$246.9	$181.3	$178.2
Foreign	181.1	134.7	117.9
	$428.0	$316.0	$296.1

	December 31,
Identifiable assets:	2011	2010
Domestic	$3,128.6	$2,705.7
Foreign	708.7	712.3
	$3,837.3	$3,418.0

Revenues by geographic area, based on destination, for the years ended December 31, 2011, 2010, and 2009 were as follows:

	Year Ended December 31,
	2011		2010		2009
		% of		% of		% of
	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues

U.S.	$1,296.4	51.9%	$1,005.6	50.7%	$943.3	48.7%
Europe	606.0	24.2%	495.1	25.0%	449.3	23.2%
Asia, Pacific Rim,
Middle East and other	597.4	23.9%	483.5	24.3%	545.1	28.1%
	$2,499.8	100.0%	$1,984.2	100.0%	$1,937.7	100.0%

Export revenues from the United States to customers in foreign countries amounted to $617.7, $493.5 and $533.8 in the years ended December 31, 2011, 2010 and 2009, respectively.

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

The carrying amounts of cash and cash equivalents (which the Company classifies as Level 1 assets), accounts receivable-trade, and accounts payable represent their respective fair values due to their short term nature. There was no debt outstanding under the Revolving Credit Facility as of December 31, 2011 and 2010. The fair value of the Company’s Senior Unsecured Notes, based on market prices for publicly-traded debt (which the Company classifies as Level 1 inputs), was $1,367.1 and $1,328.1 as of December 31, 2011 and December 31, 2010, respectively.

The fair value information presented herein is based on pertinent information available to management at December 31, 2011 and 2010, respectively. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since those dates, and current estimates of fair value may differ significantly from the amounts presented herein.

15.   SELECTED QUARTERLY DATA (Unaudited)

Summarized quarterly financial data for the years ended December 31, 2011 and December 31, 2010 are as follows:

	Year Ended December 31, 2011
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenues	$600.2	$608.9	$636.0	$654.7
Gross profit	222.7	233.1	238.0	242.5
Net earnings	50.3	54.8	65.4	57.3
Basic net earnings per share (1)	0.50	0.54	0.65	0.57
Diluted net earnings per share (1)	0.49	0.54	0.64	0.56

	Year Ended December 31, 2010
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenues	$463.5	$483.9	$495.0	$541.8
Gross profit	167.8	174.3	183.9	194.5
Net earnings	33.8	37.3	41.0	31.2
Basic net earnings per share (1)	0.34	0.37	0.41	0.31
Diluted net earnings per share (1)	0.34	0.37	0.41	0.31

(1)	Net earnings per share are computed individually for each quarter presented. Therefore, the sum of the quarterly net earnings per share may not necessarily equal the total for the year.

16.   SUBSEQUENT EVENTS

On January 30, 2012, the Company acquired 100% of the outstanding stock of UFC Aerospace Corp. (“UFC”), a provider of complex supply chain management and inventory logistics solutions, for approximately $400 in cash. Given the recent timing of the UFC acquisition, the Company has not yet completed the initial accounting and accordingly has not included all the required disclosures for business combinations in these financial statements.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009
(In millions)

	Balance
	At				Balance
	Beginning			Write-	At End
	Of			Offs/	Of
	Period	Expenses	Other	Disposals	Period
Deducted From Assets:
Allowance for doubtful accounts:
Year ended December 31, 2011	$7.4	$1.9	$--	$1.1	$8.2
Year ended December 31, 2010	7.4	3.0	0.6	3.6	7.4
Year ended December 31, 2009	12.2	(1.6)	0.1	3.3	7.4

Reserve for obsolete inventories:
Year ended December 31, 2011	$45.3	$15.9	$--	$11.4	$49.8
Year ended December 31, 2010	33.5	24.7	--	12.9	45.3
Year ended December 31, 2009	41.0	15.2	--	22.7	33.5

Deferred tax asset valuation allowance:
Year ended December 31, 2011	$14.4	$--	$5.7	$--	$20.1
Year ended December 31, 2010	10.5	--	3.9	--	14.4
Year ended December 31, 2009	6.9	--	3.6	--	10.5