Form 10-Q
period 2012-03-31
BE AEROSPACE INC
filed 2012-05-04
CIK 861361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For The Quarterly Period Ended March 31, 2012

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

The registrant has one class of common stock, $0.01 par value, of which 103,905,463 shares were outstanding as of April 24, 2012.

BE AEROSPACE, INC.

Form 10-Q for the Quarter Ended March 31, 2012

PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BE AEROSPACE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Millions, Except Share Data)

	(UNAUDITED)
	March 31,	December 31,
	2012	2011

ASSETS

Current assets:
Cash and cash equivalents	$419.8	$303.5
Accounts receivable – trade, less allowance for doubtful
accounts ($8.5 at March 31, 2012 and $8.2 at December 31, 2011)	422.5	333.2
Inventories	1,626.6	1,480.4
Deferred income taxes	21.2	37.2
Other current assets	35.4	30.6
Total current assets	2,525.5	2,184.9

Property and equipment, net of accumulated depreciation
($224.1 at March 31, 2012 and $213.3 at December 31, 2011)	227.8	208.3
Goodwill	1,275.8	1,008.3
Identifiable intangible assets	441.9	389.8
Deferred income taxes	0.5	0.3
Other assets	60.9	45.7
	$4,532.4	$3,837.3

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$279.7	$199.3
Accrued interest	36.4	21.7
Accrued liabilities	355.5	358.5
Current maturities of long-term debt	0.5	0.5
Total current liabilities	672.1	580.0

Long-term debt	1,745.0	1,245.0
Deferred income taxes	108.5	101.8
Other non-current liabilities	42.5	37.9

Commitments, contingencies and off-balance sheet
arrangements (Note 8)
Stockholders’ equity:
Preferred stock, $0.01 par value; 1.0 million shares
authorized; no shares outstanding	--	--
Common stock, $0.01 par value; 200.0 million shares
authorized; 104.5 million shares issued as of March 31, 2012
and 104.4 shares issued as of December 31, 2011	1.0	1.0
Additional paid-in capital	1,625.1	1,617.5
Retained earnings	392.8	324.0
Accumulated other comprehensive loss	(54.6)	(69.9)
Total stockholders’ equity	1,964.3	1,872.6
	$4,532.4	$3,837.3

See accompanying notes to condensed consolidated financial statements.

BE AEROSPACE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
AND COMPREHENSIVE INCOME (UNAUDITED)
(In Millions, Except Per Share Data)

	THREE MONTHS ENDED
	March 31,	March 31,
	2012	2011

Revenues	$747.3	$600.2
Cost of sales	463.8	377.5
Selling, general and administrative	107.3	85.4
Research, development and engineering	46.4	37.2

Operating earnings	129.8	100.1

Operating earnings, as percentage
of revenues	17.4%	16.7%

Interest expense	28.4	26.2

Earnings before income taxes	101.4	73.9

Income taxes	32.6	23.6

Net earnings	68.8	50.3

Other comprehensive income:
Foreign currency translation
adjustment and other	15.3	23.4
Comprehensive income	$84.1	$73.7

Net earnings per common share:
Basic	$0.67	$0.50
Diluted	$0.67	$0.49

Weighted average common shares:
Basic	102.0	100.9
Diluted	102.5	101.7

See accompanying notes to condensed consolidated financial statements.

BE AEROSPACE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Millions)

	THREE MONTHS ENDED
	March 31,	March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$68.8	$50.3
Adjustments to reconcile net earnings to net cash flows provided by operating activities, net of effects from acquisitions:
Depreciation and amortization	17.1	15.5
Deferred income taxes	24.3	14.2
Non-cash compensation	6.3	6.4
Provision for doubtful accounts	1.1	0.1
Loss on disposal of property and equipment	--	0.2
Tax benefits realized from prior exercises of employee stock options	(1.5)	(5.6)
Changes in operating assets and liabilities:
Accounts receivable	(65.7)	(45.3)
Inventories	(66.7)	(31.8)
Other current assets and other assets	(9.8)	5.3
Accounts payable and accrued liabilities	73.8	51.5
Net cash provided by operating activities	47.7	60.8

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(23.3)	(10.3)
Acquisitions, net of cash acquired	(402.5)	(17.5)
Net cash used in investing activities	(425.8)	(27.8)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock issued	0.1	--
Purchase of treasury stock	(0.1)	--
Tax benefits realized from prior exercises of employee stock options	1.5	5.6
Borrowings on line of credit	215.0	30.0
Repayments on line of credit	(215.0)	(30.0)
Proceeds from long-term debt	500.0	--
Principal payments on long-term debt	(0.1)	(0.1)
Debt origination costs	(9.7)	--
Net cash provided by financing activities	491.7	5.5

Effect of foreign exchange rate changes on cash and cash equivalents	2.7	3.6

Net increase in cash and cash equivalents	116.3	42.1
Cash and cash equivalents, beginning of period	303.5	78.7
Cash and cash equivalents, end of period	$419.8	$120.8

Supplemental disclosures of cash flow information:
Cash paid during period for:
Interest	$11.9	$32.5
Income taxes	11.5	3.4

Supplemental schedule of noncash investing activities:
Accrued capital expenditures	$2.5	$1.6

See accompanying notes to condensed consolidated financial statements.

BE AEROSPACE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited - In Millions, Except Per Share Data)

Note 1.         Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  All adjustments which, in the opinion of management, are considered necessary for a fair presentation of the results of operations for the periods shown are of a normal recurring nature and have been reflected in the condensed consolidated financial statements.  The results of operations for the periods presented are not necessarily indicative of the results expected for the full fiscal year or for any future period.  The information included in these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the BE Aerospace, Inc. (the “Company”) Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts and related disclosures.  Actual results could differ from those estimates.

Note 2.         Recent Accounting Pronouncements

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, which amends FASB ASC 220, Comprehensive Income.  This guidance requires presentation of total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The option to present components of other comprehensive income as part of the statement of stockholders’ equity was eliminated.  The items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income were not changed.  Additionally, no changes were made to the calculation and presentation of earnings per share.  The Company adopted the provisions of ASU 2011-05 effective January 1, 2012, which resulted in the presentation of a single continuous statement of earnings and comprehensive income in these condensed consolidated financial statements. In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. This guidance defers only those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments. The adoption of ASU 2011-12 is not expected to have a material impact on the Company’s consolidated financial statements.

Note 3.         Business Combinations

On January 30, 2012, the Company acquired 100% of the outstanding stock of UFC Aerospace Corp. (“UFC”), a provider of complex supply chain management and inventory logistics solutions, for approximately $400 in cash. The transaction was accounted for as a purchase under FASB ASC 805, Business Combinations (“ASC 805”).  The assets purchased and liabilities assumed for this acquisition have been reflected in the accompanying condensed consolidated balance sheet as of March 31, 2012 and the results of operations for this acquisition are included in the accompanying condensed consolidated statement of earnings and comprehensive income from the date of acquisition.

The Company has not yet completed the evaluation and allocation of the purchase price for the UFC acquisition as management’s assessment of the valuation of certain assets and liabilities is not yet complete. The Company does not believe that the final allocation will materially modify the preliminary purchase price allocation. The following table summarizes the preliminary estimates of fair values of assets acquired and liabilities assumed in accordance with ASC 805, which are currently recorded based on management’s estimates as follows:

Accounts receivable-trade	$26.6
Inventories	73.4
Other current and non-current assets	0.2
Property and equipment	1.6
Goodwill	257.7
Identified intangibles	58.5
Accounts payable	(12.1)
Other current and non-current liabilities	(5.6)
Total purchase price	$400.3

All of the goodwill and other intangible assets related to this acquisition are expected to be deductible for tax purposes.

Consolidated unaudited pro forma revenues, net earnings, and diluted net earnings per share giving effect to the UFC acquisition as if it had occurred on January 1, 2011 were $762.6, $69.9 and $0.68, and $640.0, $53.4 and $0.52, for the three months ended March 31, 2012 and 2011, respectively. The Company has begun transferring legacy UFC customers into its consumables management segment systems.  As a result it is not practicable to report stand-alone revenues and operating earnings of the acquired business since the acquisition date.

Note 4.         Inventories

Inventories are stated at the lower of cost or market.  Cost is determined using FIFO or the weighted average cost method.  Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs.  In accordance with industry practice, costs in inventory include amounts relating to long-term contracts with long production cycles and inventory items with long procurement cycles, some of which are not expected to be realized within one year.  Work-in-process inventories include costs and estimated earnings in excess of billings on uncompleted contracts and excess over average costs on long-term contracts.  Finished goods inventories primarily consist of aerospace fasteners.  Inventories consist of the following:

	March 31, 2012	December 31, 2011
Purchased materials and component parts	$181.7	$165.3
Work-in-process	320.9	295.4
Finished goods	1,124.0	1,019.7
	$1,626.6	$1,480.4

Note 5.         Goodwill and Intangible Assets

The table below sets forth the intangible assets by major asset class, all of which were acquired through business purchase transactions:

		March 31, 2012
	Useful			Net
	Life	Original	Accumulated	Book
	(Years)	Cost	Amortization	Value
Customer contracts and relationships	8-30	$370.4	$49.0	$321.4
Acquired technologies	5-34	128.1	47.3	80.8
Replacement parts annuity and product approvals	20-22	40.0	36.9	3.1
Technical qualifications, plans and drawings	15-22	30.6	25.5	5.1
Trademarks and patents	5-30	30.3	22.0	8.3
Trade names	Indefinite	19.9	--	19.9
Covenants not to compete	3-5	3.5	0.2	3.3
		$622.8	$180.9	$441.9

Amortization expense associated with identifiable intangible assets was approximately $6.9 and $6.4 for the three months ended March 31, 2012 and 2011, respectively. The Company expects to report amortization expense of approximately $28 in each of the next five fiscal years.  The future amortization amounts are estimates.  Actual future amortization expense may be different due to future acquisitions, impairments, changes in amortization periods or other factors.  The Company expenses costs to renew or extend the term of a recognized intangible asset.

Goodwill increased $267.5 during the three months ended March 31, 2012, of which $257.7 relates to the UFC acquisition and the remaining increase is primarily a result of foreign currency translations.

Note 6.         Long-Term Debt

On March 13, 2012, the Company issued $500.0 aggregate principal amount of its 5.25% Senior Notes due 2022 (the “5.25% Senior Unsecured Notes”), in an offering pursuant to the Securities Act of 1933, as amended. The notes are senior unsecured debt obligations of the Company. As of March 31, 2012, long-term debt primarily consisted of our 5.25% Senior Unsecured Notes, $650.0 aggregate principal amount of our 6.875% Senior Unsecured Notes ($644.8 net of original issue discount) due 2020 and $600.0 aggregate principal amount of our 8.5% Senior Unsecured Notes due 2018.  The Company also has a $750 Revolving Credit Facility (the “Revolving Credit Facility”), none of which was drawn at March 31, 2012.

Borrowings under the Revolving Credit Facility bear interest at an annual rate equal to the London interbank offered rate (“LIBOR”) (as defined in the Revolving Credit Facility Agreement) plus 200 basis points or Prime (as defined in the Revolving Credit Facility Agreement) plus 100 basis points.  If drawn, as of March 31, 2012, the rate under the Revolving Credit Facility would have been approximately 2.47%.

Letters of credit outstanding under the Revolving Credit Facility aggregated $8.9 at March 31, 2012.

The Revolving Credit Facility Agreement contains an interest coverage ratio financial covenant (as defined therein) that must be maintained at a level greater than 2.25 to 1 and a total leverage ratio covenant (as defined therein) which limits net debt to a 4.25 to 1 multiple of EBITDA (as defined therein).  The Revolving Credit Facility Agreement is collateralized by substantially all of the Company’s assets and contains customary affirmative covenants, negative covenants, and conditions precedent for borrowings, all of which were met as of March 31, 2012.

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

Level 2 – quoted prices for identical assets and liabilities in markets that are not active, or observable inputs other than quoted prices in active markets for identical assets and liabilities.

Level 3 – unobservable inputs in which there is little or no market data available, which require the reporting entity to develop its own assumptions.

The carrying amounts of cash and cash equivalents (which the Company classifies as Level 1 assets), accounts receivable-trade and accounts payable represent their respective fair values due to their short-term nature.  There was no debt outstanding under the Revolving Credit Facility as of March 31, 2012.  The fair value of the Company’s Senior Unsecured Notes, based on market prices for publicly-traded debt (which the Company classifies as Level 2 inputs), was $1,879.8 and $1,367.1 as of March 31, 2012 and December 31, 2011, respectively.

Note 8.         Commitments, Contingencies and Off-Balance Sheet Arrangements

Lease Commitments — The Company finances its use of certain facilities and equipment under committed lease arrangements provided by various institutions.  Since the terms of these arrangements meet the accounting definition of operating lease arrangements, the aggregate sum of future minimum lease payments is not reflected in the condensed consolidated balance sheets.  At March 31, 2012, future minimum lease payments under these arrangements totaled approximately $209.6, the majority of which related to long-term real estate leases.

Litigation — The Company is a defendant in various legal actions arising in the normal course of business, the outcomes of which, in the opinion of management, neither individually nor in the aggregate, are likely to result in a material adverse effect on the Company’s condensed consolidated financial statements.

Indemnities, Commitments and Guarantees — During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions.  These indemnities include non-infringement of patents and intellectual property indemnities to the Company’s customers in connection with the design, manufacture, sale and delivery of its products, indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease, and indemnities to other parties to certain acquisition agreements.  The duration of these indemnities, commitments and guarantees varies, and in certain cases is indefinite.  We believe that many of our indemnities, commitments and guarantees provide for limitations on the maximum potential future payments the Company could be obligated to make. However, the Company is unable to estimate the maximum amount of liability related to its indemnities, commitments and guarantees because such liabilities are contingent upon the occurrence of events which are not reasonably determinable.  Management believes that any liability for these indemnities, commitments and guarantees would not have a material effect on the Company’s condensed consolidated financial statements.  Accordingly, no significant amounts have been accrued for indemnities, commitments and guarantees.

Product Warranty Costs – Estimated costs related to product warranties are accrued at the time products are sold. In estimating its future warranty obligations, the Company considers various relevant factors, including the Company’s stated warranty policies and practices, the historical frequency of claims and the cost to replace or repair its products under warranty.

	THREE MONTHS ENDED
	March 31,	March 31,
	2012	2011
Beginning balance	$51.5	$38.0
Accruals during the period	12.6	10.5
Settlements made	(4.7)	(4.8)
Ending balance	$59.4	$43.7

Note 9.         Accounting for Stock-Based Compensation

The Company has a Long Term Incentive Plan (“LTIP”) under which the Company’s Compensation Committee has the authority to grant stock options, stock appreciation rights, restricted stock, restricted stock units or other forms of equity-based or equity-related awards.

Compensation cost generally is recognized on a straight-line basis over the vesting period of the shares.  Share-based compensation of $5.9 and $6.1 was recognized during the three months ended March 31, 2012 and 2011, respectively, related to the equity grants made pursuant to the LTIP.  Unrecognized compensation expense related to equity grants, including the estimated impact of any future forfeitures, was $43.8 at March 31, 2012.

The Company has established a qualified Employee Stock Purchase Plan which allows qualified employees (as defined in the Employee Stock Purchase Plan) to purchase shares of the Company’s common stock at a price equal to 85% of the closing price at the end of each semi-annual stock purchase period.  Compensation cost for this plan was not material to any of the periods presented.

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

The Company evaluates segment performance based on segment operating earnings or losses. Each segment regularly reports its results of operations and makes requests for capital expenditures and acquisition funding to the Company’s chief operating decision-making group.  This group is comprised of the Chairman and Chief Executive Officer, the President and Chief Operating Officer, and the Senior Vice President and Chief Financial Officer.  Each operating segment has separate management teams and infrastructures dedicated to providing a full range of products and services to their commercial, business jet, military, MRO, aircraft leasing and aircraft manufacturing customers.

The Company has not included product line information due to the similarity of commercial aircraft segment (“CAS”) product offerings and the impracticality of determining such information for the consumables management segment (“CMS”).

	THREE MONTHS ENDED
	March 31,	March 31,
	2012	2011
Revenues
Commercial aircraft	$374.7	$310.3
Consumables management	286.8	230.8
Business jet	85.8	59.1
	$747.3	$600.2

Operating earnings (1)
Commercial aircraft	$65.5	$49.3
Consumables management	51.8	44.6
Business jet	12.5	6.2
	129.8	100.1
Interest expense	28.4	26.2
Earnings before income taxes	$101.4	$73.9

(1)
Operating earnings include an allocation of corporate IT costs, employee benefits and selling, general and administrative costs based on the proportion of each segment’s systems users, number of employees and sales.

The following table presents capital expenditures by reportable segment:

	THREE MONTHS ENDED
	March 31,	March 31,
	2012	2011
Capital expenditures
Commercial aircraft	$13.6	$7.0
Consumables management	7.3	2.4
Business jet	2.4	0.9
	$23.3	$10.3

The following table presents goodwill by reportable segment:

	March 31,	December 31,
	2012	2011
Goodwill
Commercial aircraft	$387.4	$384.2
Consumables management	798.3	535.5
Business jet	90.1	88.6
	$1,275.8	$1,008.3

The following table presents total assets by reportable segment:

	March 31,	December 31,
	2012	2011
Total assets (2)
Commercial aircraft	$1,435.6	$1,366.1
Consumables management	2,739.8	2,156.8
Business jet	357.0	314.4
	$4,532.4	$3,837.3

(2)
Corporate assets (including cash and cash equivalents) of $479.0 and $304.6 at March 31, 2012 and December 31, 2011, respectively, have been allocated to the above segments based on each segment’s respective percentage of total assets.

Note 11.       Net Earnings Per Common Share

Basic net earnings per common share is computed using the weighted average common shares outstanding during the period.  Diluted net earnings per common share is computed by using the weighted average common shares outstanding including the dilutive effect of stock options, shares issued under the Employee Stock Purchase Plan and restricted shares based on an average share price during the period.  For the three months ended March 31, 2012 and 2011, approximately 0.5 and 0.4 shares of the Company’s common stock, respectively, were excluded from the determination of diluted earnings per common share because their effect would have been anti-dilutive.  The computations of basic and diluted earnings per share for the three months ended March 31, 2012 and 2011, respectively, are as follows:

	THREE MONTHS ENDED
	March 31,	March 31,
	2012	2011
Net earnings	$68.8	$50.3

Basic weighted average common shares	102.0	100.9
Effect of dilutive stock options and
employee stock purchase plan shares	0.1	0.1
Effect of restricted shares issued	0.4	0.7
Diluted weighted average common shares	102.5	101.7

Basic net earnings per share	$0.67	$0.50
Diluted net earnings per share	$0.67	$0.49

Note 12.       Accounting for Uncertainty in Income Taxes

In accordance with FASB ASC 740, Income Taxes (“ASC 740”), the Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.

As of March 31, 2012 and December 31, 2011, the Company had $20.0 and $19.2, respectively, of net unrecognized tax benefits.  Any subsequent recognition of unrecognized tax benefits, if recognized, would lower the effective tax rate.

The Company classifies interest and penalties related to income tax as income tax expense.  The amount included in the Company’s liability for unrecognized tax benefits for interest and penalties was less than $1.0 as of March 31, 2012 and December 31, 2011.

During 2010, the Company completed its U.S. federal income tax examination for fiscal year 2006 with immaterial adjustments, and with minor exceptions, the Company is currently open to audit by the tax authorities for the five tax years ended December 31, 2011.  There are currently no material income tax audits in progress.

BE AEROSPACE, INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(In Millions, Except Per Share Data)

OVERVIEW

The following discussion and analysis addresses the results of our operations for the three months ended March 31, 2012, as compared to our results of operations for the three months ended March 31, 2011.  In addition, the discussion and analysis addresses our liquidity, financial condition and other matters for these periods.

Based on our experience in the industry, we believe we are the world’s largest manufacturer of cabin interior products for commercial aircraft and for business jets and the world’s leading distributor of aerospace fasteners and consumables.  We sell our products directly to virtually all of the world’s major airlines and aerospace manufacturers.  Also, based on our experience, we believe that we have achieved leading global market positions in each of our major product categories, which include:

●	a broad line of aerospace fasteners and consumables, consisting of over 400,000 Stock Keeping Units serving the aerospace, commercial aircraft, business jet and military and defense industries;

●	commercial aircraft seats, including an extensive line of super first class, first class, business class, tourist class and regional aircraft seats;

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

We also design, engineer and manufacture customized fully integrated thermal and power management solutions for participants in the defense industry, aerospace original equipment manufacturers and the airlines.  In addition, we provide comprehensive aircraft cabin interior reconfiguration, program management and certification services.

We conduct our operations through strategic business units that have been aggregated under three reportable segments: commercial aircraft, consumables management and business jet.

Revenues by reportable segment for the three months ended March 31, 2012 and March 31, 2011, respectively, were as follows:

	THREE MONTHS ENDED
	March 31, 2012		March 31, 2011
	Revenues	% of Revenues	Revenues	% of Revenues
Commercial aircraft	$374.7	50.1%	$310.3	51.7%
Consumables management	286.8	38.4%	230.8	38.5%
Business jet	85.8	11.5%	59.1	9.8%
Total revenues	$747.3	100.0%	$600.2	100.0%

Revenues by geographic area (based on destination) for the three months ended March 31, 2012 and March 31, 2011, respectively, were as follows:

	THREE MONTHS ENDED
	March 31, 2012		March 31, 2011
		% of		% of
	Revenues	Revenues	Revenues	Revenues
United States	$377.8	50.6%	$311.4	51.9%
Europe	196.2	26.3%	157.6	26.2%
Asia, Pacific Rim,
Middle East and Other	173.3	23.1%	131.2	21.9%
Total revenues	$747.3	100.0%	$600.2	100.0%

Revenues from our domestic and foreign operations for the three months ended March 31, 2012 and March 31, 2011, respectively, were as follows:

	THREE MONTHS ENDED
	March 31, 2012	March 31, 2011
Domestic	$540.9	$421.2
Foreign	206.4	179.0
Total revenues	$747.3	$600.2

New product development is a strategic initiative for us.  Our customers regularly request that we engage in new product development and enhancement activities.  We believe these activities protect and enhance our leadership position.  We believe our investments in research and development over the past several years have been a driving force behind our ongoing market share gains and the growth of our record backlog.  Research, development and engineering spending was approximately 6.2% of sales during the first quarter of 2012 and is expected to remain at approximately the same percentage of sales for the next several years.

We also believe in providing our businesses with the tools required to remain competitive. In that regard, we have invested, and will continue to invest, in property and equipment that enhances our productivity.  Taking into consideration recent program awards to deliver multi-year programs for various Boeing and Airbus aircraft, our targeted capacity utilization levels, recent acquisitions and current industry conditions, we expect that our capital expenditures will be approximately $135 during 2012.

Although the outlook for global GDP growth is slower than previously expected, demand for our products is strong, consistent with passenger traffic growth, smart capacity management, near record high load factors, the onset of a strong new wide-body aircraft delivery cycle and a profitable global airline industry.  In addition to the foregoing, the Company is benefiting from a geographically diversified high quality customer base.  Despite what is commonly reported about the slowing global economy, global passenger traffic continues to grow and airline load factors are near all-time highs.  Global airline passenger traffic was up 7.6% in March 2012 as compared to March 2011 and it was up 7.4% year-to-date through March as compared to the same period of the prior year.  Premium international traffic continues to be a positive story, up approximately 6.3% in February 2012 as compared to February 2011.  Global load factors are at historically high levels. During March 2012 the global load factor was 78.3%.  Manageable fuel prices, solid yields, and tight capacity have helped the airline industry’s operating performance.  As a result, IATA expects the global airline industry to report $3.0 billion in global profits in 2012, a third successful year of profitability for the airline industry.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2012,
AS COMPARED TO THREE MONTHS ENDED MARCH 31, 2011
($ in Millions, Except Backlog and Per Share Data)

Consolidated Results

	REVENUES
	Three Months Ended March 31,
			Percent
	2012	2011	Change
Commercial aircraft	$374.7	$310.3	20.8%
Consumables management	286.8	230.8	24.3%
Business jet	85.8	59.1	45.2%
Total revenues	$747.3	$600.2	24.5%

Revenues for the first quarter 2012 of $747.3 increased $147.1, or 24.5%, as compared with the same period of the prior year.  First quarter 2012 revenues reflect the acquisition of UFC Aerospace Corp. (“UFC”), as of January   30,  2012. Revenue growth in the first quarter of 2012 exclusive of the UFC acquisition was approximately 18.5%.

Cost of sales for the first quarter 2012 was $463.8, or 62.1% of sales, as compared with cost of sales of $377.5, or 62.9% of sales in the same period of the prior year.  The 80 basis point decrease in cost of sales (80 basis point increase in gross margin) is due to a strong mix of products sold including a strong double digit increase in seating products, ongoing manufacturing efficiency initiatives, effective low cost country sourcing and focused program management initiatives.

Selling, general and administrative (“SG&A”) expenses for the first quarter 2012 were $107.3, or 14.4% of sales, as compared with SG&A expenses of $85.4, or 14.2% of sales in the same period of the prior year.  The higher level of SG&A expense in the first quarter 2012 is primarily due to the UFC acquisition ($3.2), acquisition, integration and transition (“AIT”) costs ($4.3), and other costs and expenses associated with the 24.5% increase in consolidated revenues.

Research, development and engineering expense for the first quarter 2012 was $46.4, or 6.2% of sales, as compared with $37.2, or 6.2% of sales in the same period of the prior year.  The $9.2 increase in spending is primarily due to new product development activities in our commercial aircraft segment associated with our record $8.1 billion backlog (booked and awarded but unbooked).

Operating earnings for the first quarter 2012 of $129.8 increased 29.7% on the aforementioned 24.5% increase in revenues.  Operating margin was 17.4% and expanded 70 basis points as compared with the same period of the prior year.  Operating earnings growth and operating margin expansion were driven by the higher sales volume, improved revenue mix and ongoing operational efficiency initiatives.

Interest expense in the first quarter 2012 of $28.4 increased by $2.2 as a result of the recent issuance of $500.0 of 5.25% Senior Unsecured Notes due April 1, 2022.

Earnings before income taxes for the first quarter 2012 of $101.4 increased 37.2% as compared with the same period of the prior year, reflecting the aforementioned 29.7% increase in operating earnings, offset by a $2.2 increase in interest expense.

Income tax expense in the first quarter 2012 of $32.6, or 32.1% of earnings before income taxes, increased by $9.0 as compared with income tax expense for same period of the prior year of $23.6, which represented 31.9% of earnings before income taxes.

Net earnings for the first quarter 2012 of $68.8 and earnings per diluted share of $0.67, increased 36.8% and 36.7%, respectively, as compared with the same period of the prior year.

Bookings during the first quarter of 2012 were approximately $850, representing a book-to-bill ratio of approximately 1.1:1. Backlog at March 31, 2012 stood at approximately $3.7 billion as compared with $3.2 billion at March 31, 2011 and $3.5 billion at December 31, 2011.

Segment Results

The following is a summary of operating earnings by segment:

	OPERATING EARNINGS
	Three Months Ended March 31,
			Percent
	2012	2011	Change
Commercial aircraft	$65.5	$49.3	32.9%
Consumables management	51.8	44.6	16.1%
Business jet	12.5	6.2	101.6%
Total operating earnings	$129.8	$100.1	29.7%

First quarter 2012 commercial aircraft segment (“CAS”) revenues of $374.7 increased 20.8% as compared with the prior year period.  CAS first quarter 2012 operating earnings of $65.5 increased 32.9% and operating margin of 17.5% expanded 160 basis points as compared with the prior year period, primarily due to an improved revenue mix and ongoing operational efficiency initiatives.

First quarter 2012 consumables management segment (“CMS”) revenues of $286.8 increased 24.3%.  CMS operating earnings of $51.8 increased 16.1% and operating margin was 18.1%. CMS incurred AIT costs of $4.3 during the first quarter of 2012 associated with the recent acquisitions the aerospace fastener distribution business of Satair A/S, LaSalle Electric Supply Company and UFC (the “Recent Acquisitions”). Operating margin in the current period declined by 120 basis points as compared with 2011 due to AIT costs and the Recent Acquisitions, each of which have lower margins than our legacy CMS business.

First quarter 2012 business jet segment revenues of $85.8 increased 45.2% as compared with the prior year period.  Operating earnings of $12.5 increased $6.3, or 101.6%, as compared with the prior year period. Current period operating margin of 14.6% expanded by 410 basis points, reflecting both the increase in revenues and an improved mix of revenues and ongoing operational efficiency initiatives.

LIQUIDITY AND CAPITAL RESOURCES

Current Financial Condition

As of March 31, 2012, our net debt-to-net capital ratio was 40.3%.  Net debt was $1,325.7, which represented total debt of $1,745.5, less cash and cash equivalents of $419.8.  At March 31, 2012, net capital (total debt plus total stockholders’ equity less cash and cash equivalents) was $3,290.0.  As of March 31, 2012, long-term debt primarily consisted of $500 aggregate principal amount of our 5.25% Senior Unsecured Notes due 2022 (the “5.25% Notes”), $650 aggregate principal amount ($644.8 net of original issue discount) of our 6.875% Senior Unsecured Notes due 2020 (the “6.875% Notes”) and $600 aggregate principal amount of our 8.5% Senior Unsecured Notes due 2018 (the “8.5% Notes”).  At March 31, 2012 there were no amounts outstanding under the Revolving Credit Facility.  Cash on hand at March 31, 2012 increased by $116.3 as compared with cash on hand at December 31, 2011 primarily as a result of cash flows from operating activities of $47.7, plus $490.3 of net proceeds from the 5.25% Notes, less capital expenditures of $23.3, less net expenditures for acquisitions of $402.5.  Our liquidity requirements consist of working capital needs, ongoing capital expenditures and payments of interest and principal on our indebtedness.  Our primary requirements for working capital are directly related to the level of our operations.

Working capital as of March 31, 2012 was $1,853.4, an increase of $248.5 as compared with working capital at December 31, 2011. As of March 31, 2012, total current assets increased by $340.6 and total current liabilities increased by $92.1.  The increase in current assets was primarily due to an increase in cash of $116.3 (as described above), an increase in accounts receivable of $89.3 and an increase in inventories of $146.2 to support future revenue growth.  The increase in total current liabilities was primarily due to an increase in accounts payable of $80.4 and an increase in accrued interest of $14.7.  Accounts payable were higher at March 31, 2012 due to the increase in business activity.

Cash Flows

As of March 31, 2012, our cash and cash equivalents were $419.8 as compared to $303.5 at December 31, 2011.  Cash generated from operating activities was $47.7 for the three months ended March 31, 2012, as compared to $60.8 in the same period in the prior year.  The primary sources of cash from operations during the three months ended March 31, 2012 were net earnings of $68.8, adjusted by depreciation and amortization of $17.1, non-cash compensation of $6.3, a decrease in deferred income taxes of $24.3 and an increase in accounts payable and accrued liabilities of $73.8.  Offsetting these sources of cash were a $65.7 increase in accounts receivable as a result of increased revenues and a $66.7 increase in inventories as a result of our record backlog.

Capital Spending

Our capital expenditures were $23.3 and $10.3 during the three months ended March 31, 2012 and 2011, respectively.  We expect capital expenditures of approximately $135 during 2012.  These capital expenditures are needed to support our record total backlog of $8.1 billion ($3.7 booked and $4.4 awarded but unbooked), and take into consideration our targeted capacity utilization levels, recent acquisitions and current industry conditions.  We have, in the past, generally funded our capital expenditures with cash from operations and funds available to us under revolving bank credit facilities.  We expect to fund future capital expenditures from cash on hand, from operations and from funds available to us under our Revolving Credit Facility.

Outstanding Debt and Other Financing Arrangements

Long-term debt at March 31, 2012 totaled $1,745.5 and consisted of our 5.25% Notes, our 6.875% Notes and our 8.5% Notes.

We also have a five-year, $750 Revolving Credit Facility.  The Revolving Credit Facility also provides an option to request additional incremental revolving credit borrowing capacity and incremental term loans, in each case upon the satisfaction of certain customary terms and conditions.  At March 31, 2012, there were no amounts outstanding under our Revolving Credit Facility.

Our obligations under the Revolving Credit Facility are secured by liens on substantially all of our domestic assets, including a pledge of a portion of the capital stock of certain foreign subsidiaries owned directly by us.  Amounts borrowed and outstanding under the Revolving Credit Facility will, in certain circumstances, be required to be prepaid with the proceeds from certain asset sales, subject to certain thresholds and reinvestment rights.  The Revolving Credit Facility matures in December 2015 unless terminated earlier.

The Revolving Credit Facility Agreement contains an interest coverage ratio financial covenant (as defined therein) that must be maintained at a level greater than 2.25 to 1.  The Revolving Credit Facility Agreement also contains a total leverage ratio covenant (as defined therein) which limits net debt to a 4.25 to 1 multiple of EBITDA (as defined therein).  The Revolving Credit Facility Agreement contains customary affirmative covenants, negative covenants, and conditions precedent for borrowings, all of which were met as of March 31, 2012.

Contractual Obligations

The following table reflects our contractual obligations and commercial commitments as of March 31, 2012.  Commercial commitments include lines of credit, guarantees and other potential cash outflows resulting from a contingent event that requires performance by us or our subsidiaries pursuant to a funding commitment.

Contractual Obligations	2012	2013	2014	2015	2016	Thereafter	Total
Long-term debt and other non-current liabilities (1)	$0.5	$1.7	$0.8	$1.0	$1.2	$1,762.8	$1,768.0
Operating leases	24.6	30.2	27.8	26.2	22.9	77.9	209.6
Purchase obligations (2)	7.6	1.5	1.4	1.1	1.1	1.1	13.8
Future interest payments on outstanding debt (3)	86.9	124.9	124.9	124.7	121.9	399.6	982.9
Total	$119.6	$158.3	$154.9	$153.0	$147.1	$2,241.4	$2,974.3

Commercial Commitments
Letters of credit	$8.9	--	--	--	--	--	$8.9

(1)
Our liability for unrecognized tax benefits of $20.0 at March 31, 2012 has been omitted from the above table because we cannot determine with certainty when this liability will be settled.  It is reasonably possible that the amount of liability for unrecognized tax benefits will change in the next twelve months; however, we do not expect the change to have a significant impact on our consolidated financial statements.

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

(3)
Interest payments include estimated interest payments due on the 5.25% Notes, the 6.875% Notes and the 8.5% Notes based on the stated rates of  5.25%, 6.875%, and 8.5%,  respectively.  Actual interest payments on our obligations under the Revolving Credit Facility Agreement will fluctuate based on LIBOR or prime rate pursuant to the terms of the Revolving Credit Facility Agreement.

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

Off-Balance Sheet Arrangements

Lease Arrangements

We finance our use of certain equipment under committed lease arrangements provided by various financial institutions. Since the terms of these arrangements meet the accounting definition of operating lease arrangements, the aggregate sum of future minimum lease payments is not reflected in our consolidated balance sheets.  Future minimum lease payments under these arrangements aggregated approximately $209.6 at March 31, 2012.

Indemnities, Commitments and Guarantees

During the normal course of business, we have made, and we may continue to make, certain indemnities, commitments and guarantees under which we may be required to make payments in relation to certain transactions.  These indemnities include non-infringement of patents and intellectual property indemnities to our customers in connection with the design, manufacture, sale and delivery of our products, indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease, and indemnities to other parties to certain acquisition agreements.  The duration of these indemnities, commitments and guarantees varies, and in certain cases is indefinite.  We believe that many of our indemnities, commitments and guarantees provide for limitations on the maximum potential future payments we could be obligated to make.  However, we are unable to estimate the maximum amount of liability related to our indemnities, commitments and guarantees because such liabilities are contingent upon the occurrence of events which are not reasonably determinable. Management believes that any liability for these indemnities, commitments and guarantees would not have a material adverse effect on our accompanying condensed consolidated financial statements.

Deferred Tax Assets

We maintained a valuation allowance of approximately $20.1 as of March 31, 2012 primarily related to foreign net operating losses.

Critical Accounting Policies

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions.  We believe that our critical accounting policies are limited to those described in the Critical Accounting Policies section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.  There have been no changes to our critical accounting policies since December 31, 2011.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include, but are not limited to, all statements that do not relate solely to historical or current facts, including statements regarding acquisitions, the expected benefits derived from acquisitions, implementation and expected benefits of lean manufacturing and continuous improvement plans, our dealings with customers and partners, the consolidation of facilities, reduction of our workforce, integration of acquired businesses, ongoing capital expenditures, our ability to grow our business, the impact of the large number of grounded aircraft on demand for our products and our underlying assets, the adequacy of funds to meet our capital requirements, the ability to refinance our indebtedness, if necessary, the reduction of debt, the potential impact of new accounting pronouncements, and the impact on our business of the decreases in passenger traffic and the size of the airline fleet.  Such forward-looking statements include risks and uncertainties and our actual experience and results may differ materially from the experience and results anticipated in such statements. Factors that might cause such a difference include those discussed in our filings with the Securities and Exchange Commission (the “SEC”), under the heading "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 as well as future events that may have the effect of reducing our available operating income and cash balances, such as unexpected operating losses, the impact of rising fuel prices on our airline customers, outbreaks in national or international hostilities, natural disaster or other environmental occurrences, terrorist attacks, prolonged health issues which reduce air travel demand (e.g., SARS, Swine Flu, Icelandic volcano eruptions, Japanese earthquake and tsunami), delays in, or unexpected costs associated with, the integration of acquisitions, conditions in the airline industry, conditions in the business jet industry, regulatory developments, litigation costs, problems meeting customer delivery requirements, our success in winning new or expected refurbishment contracts from customers, capital expenditures, increased leverage, possible future acquisitions, facility closures, product transition costs, labor disputes involving us, our significant customers or airframe manufacturers, the possibility of a write-down of intangible assets, delays or inefficiencies in the introduction of new products, fluctuations in currency exchange rates or our inability to properly manage our rapid growth.

Except as required under the federal securities laws and rules and regulations of the SEC, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented herein.  These statements should be considered only after carefully reading the risk factors and the other information in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and this entire quarterly report on Form 10-Q.

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

From time to time, we and our foreign subsidiaries may enter into foreign currency exchange contracts to manage risk on transactions conducted in foreign currencies.  At March 31, 2012, we had no outstanding forward currency exchange contracts.  In addition, we have not entered into any other derivative financial instruments.

Interest Rates – As of March 31, 2012, we do not have any adjustable rate debt outstanding.  We do not engage in transactions intended to hedge our exposure to changes in interest rates.

As of March 31, 2012, we maintained a portfolio of securities consisting mainly of taxable, interest-bearing deposits with weighted average maturities of less than three months.  If short-term interest rates were to increase or decrease by 10%, we estimate interest income would increase or decrease by less than $0.1 on an annualized basis.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934), as of March 31, 2012.   Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

   Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the first quarter of 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 6.  EXHIBITS

Exhibit 1 – Underwriting Agreements

1.1
Underwriting Agreement, dated as of March 8, 2012, among the Company, Credit Suisse
Securities (USA) LLC, J.P. Morgan Securities LLC, Citigroup Global Markets Inc.,
Goldman, Sachs & Co. and UBS Securities LLC (Exhibit 1.1 to the Company’s Current
Report on Form 8-K, filed with the SEC on March 13, 2012, is incorporated herein by reference.)

Exhibit 4 – Instruments defining the rights of security holders, including indentures

4.1
Third Supplemental Indenture, dated as of March 13, 2012, between the Company and
Wilmington Trust Company, as Trustee (Exhibit 4.1 to the Company’s
Current Report on Form 8-K, filed with the SEC on March 13, 2012, is incoporated herein by reference.)

4.2	Form of 5.250% Senior Note due 2022 (Exhibit 1 to Appendix A to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 13, 2012, is incorporated herein by reference.)

Exhibit 10(iii) – Management Contracts and Executive Compensation Plans, Contracts and Arrangements

10.1	Amended and Restated Employment Agreement for Sean J. Cromie dated as of May 4, 2012

10.2	Second Amended and Restated Employment Agreement for Wayne R. Exton dated as of May 4, 2012

10.3	Amended and Restated Employment Agreement for Richard M. Sharpe dated as of May 4, 2012

Exhibit 31 - Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

Exhibit 32 - Section 1350 Certifications

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

Exhibit 101 – Interactive Data Files

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BE AEROSPACE, INC.

Date: May 4, 2012	By:	/s/ Amin J. Khoury
Amin J. Khoury
Chairman and
Chief Executive Officer

Date: May 4, 2012	By:	/s/ Thomas P. McCaffrey
Thomas P. McCaffrey
Senior Vice President and
Chief Financial Officer