Form 10-Q
period 2012-06-30
BE AEROSPACE INC
filed 2012-08-08
CIK 861361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For The Quarterly Period Ended June 30, 2012

Commission File No. 0-18348

B/E AEROSPACE, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	06-1209796
(State of Incorporation)	(I.R.S. Employer Identification No.)

1400 Corporate Center Way
Wellington, Florida  33414
(Address of principal executive offices)

(561) 791-5000
(Registrant's telephone number, including area code)

BE AEROSPACE, INC.
(Former name)

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

The registrant has one class of common stock, $0.01 par value, of which 103,968,909 shares were outstanding as of July 31, 2012.

B/E AEROSPACE, INC.

Form 10-Q for the Quarter Ended June 30, 2012

PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

B/E AEROSPACE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In Millions, Except Share Data)

	June 30,	December 31,
	2012	2011

ASSETS

Current assets:
Cash and cash equivalents	$463.6	$303.5
Accounts receivable – trade, less allowance for doubtful
accounts ($9.0 at June 30, 2012 and $8.2 at December 31, 2011)	422.9	333.2
Inventories	1,667.1	1,480.4
Deferred income taxes	6.0	37.2
Other current assets	50.3	30.6
Total current assets	2,609.9	2,184.9

Property and equipment, net of accumulated depreciation
($231.5 at June 30, 2012 and $213.3 at December 31, 2011)	244.0	208.3
Goodwill	1,283.5	1,008.3
Identifiable intangible assets	427.4	389.8
Deferred income taxes	0.5	0.3
Other assets	59.1	45.7
	$4,624.4	$3,837.3

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$281.3	$199.3
Accrued interest	44.5	21.7
Accrued liabilities	369.8	358.5
Current maturities of long-term debt	0.6	0.5
Total current liabilities	696.2	580.0

Long-term debt	1,744.9	1,245.0
Deferred income taxes	114.8	101.8
Other non-current liabilities	43.5	37.9

Commitments, contingencies and off-balance sheet
arrangements (Note 8)
Stockholders’ equity:
Preferred stock, $0.01 par value; 1.0 million shares
authorized; no shares outstanding	--	--
Common stock, $0.01 par value; 200.0 million shares
authorized; 104.5 million shares issued as of June 30, 2012
and 104.4 as of December 31, 2011	1.0	1.0
Additional paid-in capital	1,635.5	1,617.5
Retained earnings	464.0	324.0
Accumulated other comprehensive loss	(75.5)	(69.9)
Total stockholders’ equity	2,025.0	1,872.6
	$4,624.4	$3,837.3

See accompanying notes to condensed consolidated financial statements.

B/E AEROSPACE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
AND COMPREHENSIVE INCOME (UNAUDITED)
(In Millions, Except Per Share Data)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30,	June 30,	June 30,	June 30,
	2012	2011	2012	2011

Revenues	$768.1	$608.9	$1,515.4	$1,209.1
Cost of sales	474.8	375.8	938.6	753.3
Selling, general and administrative	109.8	89.3	217.1	174.7
Research, development and engineering	45.7	37.1	92.1	74.3

Operating earnings	137.8	106.7	267.6	206.8

Operating earnings, as percentage
of revenues	17.9%	17.5%	17.7%	17.1%

Interest expense	33.2	26.0	61.6	52.2

Earnings before income taxes	104.6	80.7	206.0	154.6

Income taxes	33.4	25.9	66.0	49.5

Net earnings	71.2	54.8	140.0	105.1

Other comprehensive income:
Foreign currency translation
adjustment and other	(20.9)	9.5	(5.6)	32.9
Comprehensive income	$50.3	$64.3	$134.4	$138.0

Net earnings per common share:
Basic	$0.70	$0.54	$1.37	$1.04
Diluted	$0.69	$0.54	$1.36	$1.03

Weighted average common shares:
Basic	102.0	100.9	102.0	100.9
Diluted	102.6	101.8	102.6	101.7

See accompanying notes to condensed consolidated financial statements.

B/E AEROSPACE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Millions)

	SIX MONTHS ENDED
	June 30,	June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$140.0	$105.1
Adjustments to reconcile net earnings to net cash flows provided by operating activities, net of effects from acquisitions:
Depreciation and amortization	35.1	30.3
Deferred income taxes	48.3	31.0
Non-cash compensation	12.5	12.8
Provision for doubtful accounts	2.2	1.0
Loss on disposal of property and equipment	0.6	0.4
Tax benefits realized from prior exercises of employee stock options
and restricted stock	(3.0)	(15.2)
Changes in operating assets and liabilities:
Accounts receivable	(70.6)	(58.4)
Inventories	(121.2)	(43.9)
Other current assets and other assets	(23.3)	7.1
Accounts payable and accrued liabilities	104.3	60.4
Net cash provided by operating activities	124.9	130.6

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(53.4)	(21.1)
Acquisitions, net of cash acquired	(407.1)	(17.1)
Other	(0.2)	--
Net cash used in investing activities	(460.7)	(38.2)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock issued	2.7	1.8
Purchase of treasury stock	(0.3)	--
Tax benefits realized from prior exercises of employee stock options
and restricted stock	3.0	15.2
Borrowings on line of credit	215.0	30.0
Repayments on line of credit	(215.0)	(30.0)
Proceeds from long-term debt	500.0	--
Principal payments on long-term debt	(0.3)	(0.3)
Debt origination costs	(9.8)	--
Net cash provided by financing activities	495.3	16.7

Effect of foreign exchange rate changes on cash and cash equivalents	0.6	5.4

Net increase in cash and cash equivalents	160.1	114.5
Cash and cash equivalents, beginning of period	303.5	78.7
Cash and cash equivalents, end of period	$463.6	$193.2

Supplemental disclosures of cash flow information:
Cash paid during period for:
Interest	$34.3	$50.7
Income taxes	36.2	18.2

Supplemental schedule of noncash investing activities:
Accrued capital expenditures	$2.2	$7.4

See accompanying notes to condensed consolidated financial statements.

B/E AEROSPACE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited - In Millions, Except Per Share Data)

Note 1.                  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  All adjustments which, in the opinion of management, are considered necessary for a fair presentation of the results of operations for the periods shown are of a normal recurring nature and have been reflected in the condensed consolidated financial statements.  The results of operations for the periods presented are not necessarily indicative of the results expected for the full fiscal year or for any future period.  The information included in these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the B/E Aerospace, Inc. (the “Company”) Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts and related disclosures.  Actual results could differ from those estimates.

Note 2.                   Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-05, Presentation of Comprehensive Income, which amends FASB ASC 220, Comprehensive Income.  This guidance requires presentation of total comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The option to present components of other comprehensive income as part of the statement of stockholders’ equity was eliminated.  The items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income were not changed.  Additionally, no changes were made to the calculation and presentation of earnings per share.  The Company adopted the provisions of ASU 2011-05 effective December 31, 2011, which resulted in the presentation of a single continuous statement of earnings and comprehensive income in our consolidated financial statements.

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

Note 3.                  Business Combinations

On January 30, 2012, the Company acquired 100% of the outstanding stock of UFC Aerospace Corp. (“UFC”), a provider of complex supply chain management and inventory logistics solutions, for a net purchase price of approximately $404.7 in cash. The transaction was accounted for as a purchase under FASB ASC 805, Business Combinations (“ASC 805”).  The assets purchased and liabilities assumed for this acquisition have been reflected in the accompanying condensed consolidated balance sheet as of June 30, 2012 and the results of operations for this acquisition are included in the accompanying condensed consolidated statement of earnings and comprehensive income from the date of acquisition.

     In June 2012, the Company entered into an agreement to acquire Interturbine Aviation Logistics GmbH, Interturbine Logistics Solutions and Interturbine Technologies GmbH (collectively Interturbine), a provider of material management logistical services to global airlines and maintenance, repair and overhaul (“MRO”) providers, in a €200 million all cash transaction.  Interturbine supplies fasteners, cables and wires, electronic components, electrical and electromechanical materials, tools, hot bonding equipment and ground equipment to its primary customer base of airlines and MRO providers globally. The Company received approval from the regulators earlier than anticipated and, as a result, this transaction has now closed.

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

Accounts receivable-trade	$26.6
Inventories	66.5
Other current and non-current assets	0.2
Property and equipment	1.5
Goodwill	276.3
Identified intangibles	51.2
Accounts payable	(12.1)
Other current and non-current liabilities	(5.5)
Total purchase price	$404.7

All of the goodwill and other intangible assets related to this acquisition are expected to be deductible for tax purposes.

Consolidated unaudited pro forma revenues, net earnings and diluted net earnings per share for the three and six month periods ended June 30, 2012 and 2011, giving effect to the UFC acquisition as if it had occurred on January 1, 2011 were as follows:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30, 2012 Actual	June 30, 2011 Pro forma	June 30, 2012 Pro forma	June 30, 2011 Pro forma
Revenues	$768.1	$646.1	$1,530.7	$1,286.1
Net earnings	71.2	56.2	141.1	109.6
Diluted net earnings per share	0.69	0.55	1.37	1.08

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

	June 30, 2012	December 31, 2011
Purchased materials and component parts	$189.9	$165.3
Work-in-process	330.8	295.4
Finished goods	1,146.4	1,019.7
	$1,667.1	$1,480.4

Note 5.                  Goodwill and Intangible Assets

The table below sets forth the intangible assets by major asset class, all of which were acquired through business purchase transactions:

		June 30, 2012
	Useful			Net
	Life	Original	Accumulated	Book
	(Years)	Cost	Amortization	Value
Customer contracts and relationships	8-30	$362.4	$53.2	$309.2
Acquired technologies	5-34	128.0	48.6	79.4
Replacement parts annuity and product approvals	20-22	31.7	28.8	2.9
Technical qualifications, plans and drawings	15-22	27.9	23.0	4.9
Trademarks and patents	5-30	26.4	18.2	8.2
Trade names	Indefinite	19.9	-	19.9
Covenants not to compete	3-5	3.3	0.4	2.9
		$599.6	$172.2	$427.4

Amortization expense associated with identifiable intangible assets was approximately $6.9 and $6.4 for the three months ended June 30, 2012 and 2011, respectively, and $13.8 and $12.8 for the six month periods ended June 30, 2012 and 2011, respectively. The Company expects to report amortization expense of approximately $28 in each of the next five fiscal years.  The future amortization amounts are estimates.  Actual future amortization expense may be different due to future acquisitions, impairments, changes in amortization periods or other factors.  The Company expenses costs to renew or extend the term of a recognized intangible asset.

Goodwill increased $275.2 during the six months ended June 30, 2012, of which $276.3 relates to the UFC acquisition and the offset is primarily a result of foreign currency translations.

Note 6.                  Long-Term Debt

On March 13, 2012, the Company issued $500.0 aggregate principal amount of 5.25% senior notes due 2022 (the “5.25% Senior Unsecured Notes”), in an offering pursuant to the Securities Act of 1933, as amended. The notes are senior unsecured debt obligations of the Company. As of June 30, 2012, long-term debt primarily consisted of its 5.25% Senior Unsecured Notes, $650.0 aggregate principal amount ($644.9 net of original issue discount) of 6.875% senior unsecured notes due 2020 and $600.0 aggregate principal amount of 8.5% senior unsecured notes due 2018.  The Company also has a $950.0 revolving credit facility, as amended and restated as of August 3, 2012, (the “Revolving Credit Facility”), none of which was drawn at June 30, 2012.

Borrowings under the Revolving Credit Facility bear interest at an annual rate equal to the London interbank offered rate (“LIBOR”) (as defined in the Revolving Credit Facility) plus 175 basis points or Prime (as defined in the Revolving Credit Facility) plus 75 basis points.  If drawn, as of June 30, 2012, the rate under the Revolving Credit Facility would have been approximately 2.21%.

Letters of credit outstanding under the Revolving Credit Facility aggregated $8.9 at June 30, 2012.

The Revolving Credit Facility contains an interest coverage ratio financial covenant (as defined therein) that must be maintained at a level greater than 2.0 to 1 and a total leverage ratio covenant (as defined therein) which limits net debt to a 4.25 to 1 multiple of EBITDA (as defined therein).  The Revolving Credit Facility is collateralized by substantially all of the Company’s assets and contains customary affirmative covenants, negative covenants and conditions precedent for borrowings, all of which were met as of June 30, 2012.

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

The carrying amounts of cash and cash equivalents (which the Company classifies as Level 1 assets), accounts receivable-trade and accounts payable represent their respective fair values due to their short- term nature.  There was no debt outstanding under the Revolving Credit Facility as of June 30, 2012.  The fair value of the Company’s senior unsecured notes, based on market prices for publicly-traded debt (which the Company classifies as Level 2 inputs), was $1,891.9 and $1,367.1 as of June 30, 2012 and December 31, 2011, respectively.

Note 8.                 Commitments, Contingencies and Off-Balance Sheet Arrangements

Lease Commitments — The Company finances its use of certain facilities and equipment under committed lease arrangements provided by various institutions.  Since the terms of these arrangements meet the accounting definition of operating lease arrangements, the aggregate sum of future minimum lease payments is not reflected in the condensed consolidated balance sheets.  At June 30, 2012, future minimum lease payments under these arrangements totaled approximately $214.7, the majority of which related to long-term real estate leases.

Litigation — The Company is a defendant in various legal actions arising in the normal course of business, the outcomes of which, in the opinion of management, neither individually nor in the aggregate, are likely to result in a material adverse effect on the Company’s condensed consolidated financial statements.

Indemnities, Commitments and Guarantees — During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions.  These indemnities include non-infringement of patents and intellectual property indemnities to the Company’s customers in connection with the design, manufacture, sale and delivery of its products, indemnities to various lessors in connection with facility leases for certain claims arising from such facilities or leases, and indemnities to other parties to certain acquisition agreements.  The duration of these indemnities, commitments and guarantees varies, and in certain cases is indefinite.  We believe that many of our indemnities, commitments and guarantees provide for limitations on the maximum potential future payments the Company could be obligated to make. However, the Company is unable to estimate the maximum amount of liability related to its indemnities, commitments and guarantees because such liabilities are contingent upon the occurrence of events which are not reasonably determinable.  Management believes that any liability for these indemnities, commitments and guarantees would not have a material effect on the Company’s condensed consolidated financial statements.  Accordingly, no significant amounts have been accrued for indemnities, commitments and guarantees.

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

Compensation cost generally is recognized on a straight-line basis over the vesting period of the shares.  Share-based compensation of $6.0 and $11.8, and $6.2 and $12.3 was recognized during the three and six month periods ended June 30, 2012 and 2011, respectively, related to the equity grants made pursuant to the LTIP.  Unrecognized compensation expense related to equity grants, including the estimated impact of any future forfeitures, was $37.6 at June 30, 2012.

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

         The following table presents revenues and operating earnings by reportable segment:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30,	June 30,	June 30,	June 30,
	2012	2011	2012	2011
Revenues
Commercial aircraft	$392.3	$308.5	$767.0	$618.8
Consumables management	286.6	239.9	573.4	470.7
Business jet	89.2	60.5	175.0	119.6
	$768.1	$608.9	$1,515.4	$1,209.1

Operating earnings (1)
Commercial aircraft	$69.9	$51.9	$135.4	$101.2
Consumables management	55.5	48.3	107.3	92.9
Business jet	12.4	6.5	24.9	12.7
	137.8	106.7	267.6	206.8
Interest expense	33.2	26.0	61.6	52.2
Earnings before income taxes	$104.6	$80.7	$206.0	$154.6

(1)  Operating earnings include an allocation of corporate IT costs, employee benefits and selling, general and administrative costs based on the proportion of each segment’s systems users, number of employees and sales.

The following table presents capital expenditures by reportable segment:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30,	June 30,	June 30,	June 30,
	2012	2011	2012	2011
Capital expenditures
Commercial aircraft	$18.9	$7.5	$32.5	$14.5
Consumables management	8.6	2.3	15.9	4.7
Business jet	2.6	1.0	5.0	1.9
	$30.1	$10.8	$53.4	$21.1

                The following table presents goodwill by reportable segment:

	June 30,	December 31,
	2012	2011
Goodwill
Commercial aircraft	$383.7	$384.2
Consumables management	809.7	535.5
Business jet	90.1	88.6
	$1,283.5	$1,008.3

The following table presents total assets by reportable segment:

	June 30,	December 31,
	2012	2011
Total assets (1)
Commercial aircraft	$1,481.7	$1,366.1
Consumables management	2,772.9	2,156.8
Business jet	369.8	314.4
	$4,624.4	$3,837.3

(1)  Corporate assets (including cash and cash equivalents) of $511.2 and $304.6 at June 30, 2012 and December 31, 2011, respectively, have been allocated to the above segments based on each segment’s respective percentage of total assets.

Note 11.                          Net Earnings Per Common Share

Basic net earnings per common share is computed using the weighted average common shares outstanding during the period.  Diluted net earnings per common share is computed by using the weighted average common shares outstanding including the dilutive effect of stock options, shares issued under the Employee Stock Purchase Plan and restricted shares based on an average share price during the period.  For the three and six month periods ended June 30, 2012 and 2011, approximately 0.5 and 0.5, and 0.4 and 0.5 shares of the Company’s common stock, respectively, were excluded from the determination of diluted earnings per common share because their effect would have been anti-dilutive.  The computations of basic and diluted earnings per share for the three and six month periods ended June 30, 2012 and 2011, respectively, are as follows:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30,	June 30,	June 30,	June 30,
	2012	2011	2012	2011
Net earnings	$71.2	$54.8	$140.0	$105.1

Basic weighted average common shares	102.0	100.9	102.0	100.9
Effect of dilutive stock options and
employee stock purchase plan shares	0.1	0.1	0.1	0.1
Effect of restricted shares issued	0.5	0.8	0.5	0.7
Diluted weighted average common shares	102.6	101.8	102.6	101.7

Basic net earnings per share	$0.70	$0.54	$1.37	$1.04
Diluted net earnings per share	$0.69	$0.54	$1.36	$1.03

Note 12.  Accounting for Uncertainty in Income Taxes

In accordance with FASB ASC 740, Income Taxes (“ASC 740”), the Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.

As of June 30, 2012 and December 31, 2011, the Company had $20.6 and $19.2, respectively, of net unrecognized tax benefits.  Any subsequent recognition of unrecognized tax benefits, if recognized, would lower the effective tax rate.

The Company classifies interest and penalties related to income tax as income tax expense.  The amount included in the Company’s liability for unrecognized tax benefits for interest and penalties was less than $1.0 as of June 30, 2012 and December 31, 2011.

The Company recently completed its U.S. federal income tax examination for year 2006 with immaterial adjustments, and with minor exceptions, the Company is currently open to audit by the tax authorities for the five tax years ending December 31, 2011.  There are currently no material income tax audits in progress.

Note 13.  Subsequent Events

On July 12, 2012, the Company issued $800.0 of senior unsecured notes, priced to yield 4.9%, as an add-on to the Company’s existing $500.0 issue of 5.25% Senior Unsecured Notes due March 2022. On July 23, 2013, the Company accepted for payment $527.2 aggregate principal amount of its 8.5% senior unsecured notes due 2018 tendered pursuant to its previously announced tender offer and consent solicitation, paying $1,120.45 per $1,000 principal amount of notes tendered. The tender offer expired on August 3, 2012. All remaining outstanding notes not tendered pursuant to the tender offer have been called for redemption and will be redeemed on August 23, 2012.

On August 3, 2012, the Company entered into a Second Amended and Restated Credit Agreement (the “New Credit Agreement”), which amended and restated the Company’s Revolving Credit Facility. The New Credit Agreement increases the existing $750.0 Revolving Credit Facility to a $950.0 senior secured revolving credit facility, and, among other things, lowered the Company’s interest rate margins by 50 basis points, lowered commitment fees by 10 basis points and reduced the required interest coverage ratio to 2.0: 1.0.

B/E AEROSPACE, INC.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS
      (In Millions, Except Per Share Data)

OVERVIEW

The following discussion and analysis addresses the results of our operations for the three and six month periods ended June 30, 2012, as compared to our results of operations for the three and six month periods ended June 30, 2011.  In addition, the discussion and analysis addresses our liquidity, financial condition and other matters for these periods.

Based on our experience in the industry, we believe we are the world’s largest manufacturer of cabin interior products for commercial aircraft and for business jets and the world’s leading distributor of aerospace fasteners and consumables.  We sell our products directly to virtually all of the world’s major airlines and aerospace manufacturers.  Also, based on our experience, we believe that we have achieved leading global market positions in each of our major product categories, which include:

●    a broad line of aerospace fasteners and consumables, consisting of over 400,000 Stock Keeping Units serving the commercial aerospace, business jet and military industries;

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

We also design, engineer and manufacture customized fully-integrated thermal and power management solutions as well as provide comprehensive aircraft cabin interior reconfiguration, program management and certification services.

We conduct our operations through strategic business units that have been aggregated under three reportable segments: commercial aircraft, consumables management and business jet.

Revenues by reportable segment for the three months ended June 30, 2012 and June 30, 2011, respectively, were as follows:

	THREE MONTHS ENDED				SIX MONTHS ENDED
	June 30, 2012		June 30, 2011		June 30, 2012		June 30, 2011
	Revenues	% of Revenues	Revenues	% of Revenues	Revenues	% of Revenues	Revenues	% of Revenues
Commercial aircraft	$392.3	51.1%	$308.5	50.7%	$767.0	50.6%	$618.8	51.2%
Consumables management	286.6	37.3%	239.9	39.4%	573.4	37.8%	470.7	38.9%
Business jet	89.2	11.6%	60.5	9.9%	175.0	11.6%	119.6	9.9%
Total revenues	$768.1	100.0%	$608.9	100.0%	$1,515.4	100.0%	$1,209.1	100.0%

Revenues by geographic area (based on destination) for the three and six month periods ended June 30, 2012 and June 30, 2011, respectively, were as follows:

	THREE MONTHS ENDED				SIX MONTHS ENDED
	June 30, 2012		June 30, 2011		June 30, 2012		June 30, 2011
		% of		% of		% of		% of
	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues
United States	$365.6	47.6%	$317.5	52.2%	$743.4	49.1%	$628.9	52.0%
Europe	189.0	24.6%	145.7	23.9%	385.2	25.4%	303.3	25.1%
Asia, Pacific Rim,
Middle East and Other	213.5	27.8%	145.7	23.9%	386.8	25.5%	276.9	22.9%
Total revenues	$768.1	100.0%	$608.9	100.0%	$1,515.4	100.0%	$1,209.1	100.0%

Revenues from our domestic and foreign operations for the three and six month periods ended June 30, 2012 and June 30, 2011, respectively, were as follows:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Domestic	$557.6	$429.1	$1,098.5	$850.3
Foreign	210.5	179.8	416.9	358.8
Total revenues	$768.1	$608.9	$1,515.4	$1,209.1

New product development is a strategic initiative for us.  Our customers regularly request that we engage in new product development and enhancement activities.  We believe these activities protect and enhance our leadership position.  We believe our investments in research and development over the past several years have been a driving force behind our ongoing market share gains and the growth of our record backlog.  Research, development and engineering spending was approximately 5.9% of sales during the second quarter of 2012 and is expected to remain at approximately the same percentage of sales for the next several years.

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

Our strong revenue growth in the current quarter is being driven primarily by the robust new aircraft delivery cycle.  Approximately 65% of second quarter bookings were driven by demand for products for new-buy aircraft, offsetting weaker aftermarket demand. As a result of our successful R&D investments, we are experiencing significant market share gains, and with the robust demand from the strong new aircraft cycle, we are seeing strong revenue growth.  In addition, essentially our entire $4.4 billion supplier furnished equipment (“SFE”) backlog will represent additional market share gains and as our SFE products ramp up we expect to see our revenue per new aircraft delivery increase over time.  Notwithstanding the sluggish economy in the U.S. and the macroeconomic contraction, particularly in Europe, global passenger traffic continues to grow and airline load factors continue at near all-time highs. According to the International Air Transport Association (“IATA”), global airline traffic grew 6.5% through the first half of 2012 year-over-year, compared to capacity growth of 4.7%, which helped maintain load factors at historically high levels. Airlines are successfully managing capacity, and fuel prices have dropped a bit, which has lead IATA to confirm their forecast of a third straight year of industry profitability.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2012,
AS COMPARED TO THREE MONTHS ENDED JUNE 30, 2011
($ in Millions, Except Backlog and Per Share Data)

Consolidated Results

	REVENUES
	Three Months Ended June 30,
			Percent
	2012	2011	Change
Commercial aircraft	$392.3	$308.5	27.2%
Consumables management	286.6	239.9	19.5%
Business jet	89.2	60.5	47.4%
Total revenues	$768.1	$608.9	26.1%

Second quarter 2012 revenues of $768.1 were a record for any quarter and increased $159.2, or 26.1%, as compared with the same period of the prior year.  Pro forma revenue growth, giving effect to all acquisitions completed during 2011 and 2012 as if they had occurred on January 1, 2011, was 17.6%.

Cost of sales for the current period was $474.8, or 61.8% of sales, as compared with cost of sales of $375.8, or 61.7% of sales in the prior year period.  The 10 basis point increase in cost of sales (10 basis point decrease in gross margin) is due to ongoing continuous improvement cost reduction activities.

Selling, general and administrative (“SG&A”) expenses for the second quarter 2012 were $109.8, or 14.3% of sales, as compared with SG&A expenses of $89.3, or 14.7% of sales in the same period in 2011.  The higher level of SG&A in the current period is primarily due to recent acquisitions ($5.4), acquisition, integration and transition (“AIT”) costs ($4.2), and $10.9 of other costs and expenses associated with the 26.1% increase in consolidated revenues.

Research, development and engineering expense for the second quarter of 2012 was $45.7, or 5.9% of sales, as compared with $37.1 or 6.1% of sales in the same period in 2011. The $8.6 increase in spending is primarily due to new product development activities in our commercial aircraft segment associated with our $8.1 billion total backlog ($3.7 billion booked and $4.4 billion awarded but unbooked).

Second quarter 2012 operating earnings of $137.8 were also a record and increased 29.1% on the aforementioned 26.1% increase in revenues.  Operating margin was 17.9% and expanded 40 basis points as compared with the prior year period.  Operating earnings growth and operating margin expansion were driven by the higher sales volume, improved revenue mix and ongoing operational efficiency initiatives.

Interest expense in the second quarter 2012 of $33.2 increased by $7.2 as a result of the higher debt level due to recent acquisitions.

Second quarter 2012 earnings before income taxes of $104.6 increased $23.9, or 29.6% as compared with the prior year period, as a result of the above mentioned 29.1% increase in operating earnings, offset by the $7.2 increase in interest expense.

Income tax expense in the current period of $33.4, or 31.9% of earnings before income taxes, increased by $7.5 as compared with the prior year period income tax expense of $25.9, which represented 32.1% of earnings before income taxes.

Second quarter 2012 net earnings and net earnings per diluted share were $71.2 and $0.69 per share, increases of 29.9% and 27.8%, respectively, as compared with the second quarter of 2011. Exclusive of items (AIT costs), second quarter 2012 net earnings and net earnings per diluted share were $74.0 and $0.72 per share, respectively, increases of 35.0% and 33.3%, respectively, as compared with the second quarter of 2011.

Book-to-bill ratio for the second quarter of 2012 was 1 to 1. Backlog at June 30, 2012 was approximately $3.7 billion and total backlog, booked and awarded but unbooked, was approximately $8.1 billion, an increase of approximately 25% versus June 30, 2011.

Segment Results

The following is a summary of operating earnings by segment:

	OPERATING EARNINGS
	Three Months Ended June 30,
			Percent
	2012	2011	Change
Commercial aircraft	$69.9	$51.9	34.7%
Consumables management	55.5	48.3	14.9%
Business jet	12.4	6.5	90.8%
Total operating earnings	$137.8	$106.7	29.1%

Second quarter 2012 commercial aircraft segment (“CAS”) operating earnings of $69.9 increased 34.7% as compared with the prior year period.  Operating margin of 17.8% expanded 100 basis points as compared with the prior year period due to an improved revenue mix and ongoing operational efficiency initiatives.

Second quarter 2012 consumables management segment (“CMS”) operating earnings of $55.5 increased 14.9% as compared with the prior year period.  Operating earnings, adjusted to exclude AIT costs, were $59.7 and adjusted operating margin was 20.8%, an increase of 70 basis points as compared with operating margin for the prior year period.

Second quarter 2012 business jet segment operating earnings of $12.4 increased 90.8% as compared with the prior year period. Operating margin of 13.9% expanded by 320 basis points as compared with the prior year period, reflecting the 47.4% increase in revenues, an improved mix of revenues and ongoing operational improvements.

SIX MONTHS ENDED JUNE 30, 2012,
AS COMPARED TO SIX MONTHS ENDED JUNE 30, 2011
($ in Millions, Except Backlog and Per Share Data)

Consolidated Results

	REVENUES
	Six Months Ended June 30,
			Percent
	2012	2011	Change
Commercial aircraft	$767.0	$618.8	23.9%
Consumables management	573.4	470.7	21.8%
Business jet	175.0	119.6	46.3%
Total revenues	$1,515.4	$1,209.1	25.3%

For the six months ended June 30, 2012, revenues of $1,515.4 increased 25.3%, as compared with the prior year period. Pro forma revenue growth, giving effect to all acquisitions completed during 2011 and 2012 as if they occurred on January 1, 2011, was 17.2%.

     Cost of sales for the six month period was $938.6, or 61.9% of sales, as compared with cost of sales of $753.3, or 62.3% of sales in the prior year period.  The 40 basis point decrease in cost of sales (40 basis point increase in gross margin) is due to an improved revenue mix and ongoing manufacturing efficiency initiatives.

Selling, general and administrative (“SG&A”) expenses for the first six months of 2012 were $217.1, or 14.3% of sales, as compared with SG&A expenses of $174.7, or 14.4% of sales, in the same period in 2011.  The higher level of SG&A in the current period is primarily due to recent acquisitions ($8.5), AIT costs ($8.5), and $25.4 of other costs and expenses associated with the 25.3% increase in consolidated revenues.

Research, development and engineering expense for the first six months of 2012 was $92.1, or 6.1% of sales as compared with $74.3 or 6.1% of sales in the same period in 2011. The $17.8 increase in spending is primarily due to new product development activities in our commercial aircraft segment associated with our record $8.1 billion total backlog ($3.7 billion booked and $4.4 billion awarded but unbooked).

For the six months ended June 30, 2012, operating earnings of $267.6 increased 29.4% as compared with the prior year. Operating margin in the current period of 17.7% expanded 60 basis points as compared with the prior year period.  Operating earnings, adjusted to exclude AIT costs, were $276.1, an increase of 33.5%, and adjusted operating margin of 18.2% expanded 110 basis points as compared with the prior year period.

Interest expense in the first half of 2012 of $61.6 increased by $9.4 as a result of the higher debt level due to recent acquisitions.

Earnings before income taxes in the current six month period of $206.0 increased by $51.4, or 33.2% as compared with the prior year period, as a result of a $60.8 increase in operating earnings, offset by a $9.4 increase in interest expense.

Income tax expense in the current period of $66.0 or 32.0% of earnings before income taxes, increased by $16.5 as compared with the prior year period income tax expense of $49.5, which also represented 32.0% of earnings before income taxes.

Net earnings for the first half of 2012 of $140.0 and net earnings per diluted share of $1.36 increased $34.9 and $0.33, or 33.2% and 32.0%, respectively, as compared with the same period of the prior year period for the reasons described above (38.8% and 37.9%, respectively, excluding items).

Bookings for the six months ended June 30, 2012 were approximately $1.6 billion, representing a book-to-bill ratio of approximately 1.1 to 1.

Segment Results

The following is a summary of operating earnings by segment:

	OPERATING EARNINGS
	Six Months Ended June 30,
			Percent
	2012	2011	Change
Commercial aircraft	$135.4	$101.2	33.8%
Consumables management	107.3	92.9	15.5%
Business jet	24.9	12.7	96.1%
Total operating earnings	$267.6	$206.8	29.4%

 For the six months ended June 30, 2012, CAS operating earnings of $135.4 increased 33.8% as compared with the prior year period.  Operating margin of 17.7% expanded 130 basis points as compared with the prior year period, due to an improved revenue mix and ongoing operational efficiency initiatives.

For the six months ended June 30, 2012, CMS operating earnings of $107.3 increased 15.5% as compared with the prior year period.  CMS operating earnings, adjusted to exclude AIT costs, were $115.8 and adjusted operating margin was 20.2%, an increase of 50 basis points as compared with operating margin for the prior year period.

For the six months ended June 30, 2012, business jet segment operating earnings of $24.9 increased 96.1%, as compared with the prior year period. Operating margin of 14.2% expanded by 360 basis points, reflecting the 46.3% increase in revenues, an improved mix of revenues and ongoing operational improvements.

LIQUIDITY AND CAPITAL RESOURCES

Current Financial Condition

As of June 30, 2012, our net debt-to-net-capital ratio was 38.8%.  Net debt was $1,281.9, which represented total debt of $1,745.5, less cash and cash equivalents of $463.6.  At June 30, 2012, net capital (total debt plus total stockholders’ equity less cash and cash equivalents) was $3,306.9.  As of June 30, 2012, long-term debt consisted of $500 aggregate principal amount of our 5.25% senior unsecured notes due 2022 (the “5.25% Notes”), $650 aggregate principal amount ($644.9 net of original issue discount) of our 6.875% senior unsecured notes due 2020 (the “6.875% Notes”) and $600 aggregate principal amount of our 8.5% senior unsecured notes due 2018 (the “8.5% Notes”).  At June 30, 2012 there were no amounts outstanding under our revolving credit facility.  Cash on hand at June 30, 2012 increased by $160.1 as compared with cash on hand at December 31, 2011 primarily as a result of cash flows from operating activities of $124.9, plus $490.3 of net proceeds from the 5.25% Notes, less capital expenditures of $53.4, less expenditures for acquisitions of $407.1.  Our liquidity requirements consist of working capital needs, ongoing capital expenditures and payments of interest and principal on our indebtedness.  Our primary requirements for working capital are directly related to the level of our operations.

Working capital as of June 30, 2012 was $1,913.7, an increase of $308.8 as compared with working capital at December 31, 2011. As of June 30, 2012, total current assets increased by $425.0 and total current liabilities increased by $116.2. The increase in current assets was primarily due to an increase in cash of $160.1 (as described above), an increase in accounts receivable of $89.7 and an increase in inventories of $186.7 to support future revenue growth.  Accounts receivable and inventories increased by $29.9 and $77.7, respectively, due to the UFC acquisition.  The increase in total current liabilities was primarily due to an increase in accounts payable of $82.0, of which $15.8 was the result of the January 30, 2012 acquisition of UFC and an increase in accrued interest of $22.8.  Accounts payable were higher at June 30, 2012 due to the increase in business activity.

Cash Flows

As of June 30, 2012, our cash and cash equivalents were $463.6 as compared to $303.5 at December 31, 2011.  Cash generated from operating activities was $124.9 for the six months ended June 30, 2012, as compared to $130.6 in the same period in the prior year.  The primary sources of cash from operations during the six months ended June 30, 2012 were net earnings of $140.0, adjusted by depreciation and amortization of $35.1, non-cash compensation of $12.5, a decrease in deferred income taxes of $48.3 and an increase in accounts payable and accrued liabilities of $104.3.  Offsetting these sources of cash were a $70.6 increase in accounts receivable as a result of increased revenues and a $121.2 increase in inventories as a result of our record backlog.

Capital Spending

Our capital expenditures were $53.4 and $21.1 during the six months ended June 30, 2012 and 2011, respectively.  We expect capital expenditures of approximately $135 during 2012.  These capital expenditures are needed to support our total backlog of $8.1 billion ($3.7 billion booked and $4.4 billion awarded but unbooked), and take into consideration our targeted capacity utilization levels, recent acquisitions and current industry conditions.  We have, in the past, generally funded our capital expenditures with cash from operations and funds available to us under revolving bank credit facilities.  We expect to fund future capital expenditures from cash on hand, from operations and from funds available to us under our revolving credit facility.

Outstanding Debt and Other Financing Arrangements

Long-term debt at June 30, 2012 totaled $1,745.5 and consisted of our 5.25% Notes, our 6.875% Notes and our 8.5% Notes.

We also have a five-year, $950.0 revolving credit facility, as amended and restated as of August 3, 2012.  The revolving credit facility also provides an option to request additional incremental revolving credit borrowing capacity and incremental term loans, in each case upon the satisfaction of certain customary terms and conditions.  At June 30, 2012, there were no amounts outstanding under our revolving credit facility.

 Our obligations under the revolving credit facility are secured by liens on substantially all of our domestic assets, including a pledge of a portion of the capital stock of certain foreign subsidiaries owned directly by us.  Amounts borrowed and outstanding under the revolving credit facility will, in certain circumstances, be required to be prepaid with the proceeds from certain asset sales, subject to certain thresholds and reinvestment rights.  The revolving credit facility matures in August 2017 unless terminated earlier.

The revolving credit facility contains an interest coverage ratio financial covenant (as defined therein) that must be maintained at a level greater than 2.0 to 1.  The revolving credit facility agreement also contains a total leverage ratio covenant (as defined therein) which limits net debt to a 4.25 to 1 multiple of EBITDA (as defined therein).  The revolving credit facility contains customary affirmative covenants, negative covenants, and conditions precedent for borrowings, all of which were met as of June 30, 2012.

Contractual Obligations

The following table reflects our contractual obligations and commercial commitments as of June 30, 2012.  Commercial commitments include lines of credit, guarantees and other potential cash outflows resulting from a contingent event that requires performance by us or our subsidiaries pursuant to a funding commitment.

Contractual Obligations	2012	2013	2014	2015	2016	Thereafter	Total
Long-term debt and other non-current liabilities (1)	$0.6	$1.8	$0.9	$1.2	$1.4	$1,762.5	$1,768.4
Operating leases	17.1	32.4	28.9	27.1	23.5	85.7	214.7
Purchase obligations (2)	7.0	1.8	1.4	1.1	1.1	1.1	13.5
Future interest payments on outstanding debt (3)	63.8	124.9	124.9	124.8	121.9	399.6	959.9
Total	$88.5	$160.9	$156.1	$154.2	$147.9	$2,248.9	$2,956.5

Commercial Commitments
Letters of credit	$8.9	--	--	--	--	--	$8.9

(1)  Our liability for unrecognized tax benefits of $20.6 at June 30, 2012 has been omitted from the above table because we cannot determine with certainty when this liability will be settled.  It is reasonably possible that the amount of liability for unrecognized tax benefits will change in the next twelve months; however, we do not expect the change to have a significant impact on our consolidated financial statements.

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

(3)  Interest payments include interest payments due on the 5.25% Senior Unsecured Notes, the 6.875% Senior Unsecured Notes and the 8.5% Senior Unsecured Notes based on the stated rates of 5.25%, 6.875%, and 8.5%, respectively.  Actual interest payments on our obligations under the revolving credit facility will fluctuate based on LIBOR or prime rate pursuant to the terms of the revolving credit facility.

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

Off-Balance Sheet Arrangements

Lease Arrangements

We finance our use of certain equipment under committed lease arrangements provided by various financial institutions. Since the terms of these arrangements meet the accounting definition of operating lease arrangements, the aggregate sum of future minimum lease payments is not reflected in our consolidated balance sheets.  Future minimum lease payments under these arrangements aggregated approximately $214.7 at June 30, 2012.

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

Deferred Tax Assets

We maintained a valuation allowance of approximately $20.1 as of June 30, 2012 primarily related to foreign net operating losses.

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

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include, but are not limited to, all statements that do not relate solely to historical or current facts, including statements regarding acquisitions, the expected benefits derived from acquisitions, implementation and expected benefits of lean manufacturing and continuous improvement plans, our dealings with customers and partners, the consolidation of facilities, reduction of our workforce, integration of acquired businesses, ongoing capital expenditures, our ability to grow our business, the impact of the large number of grounded aircraft on demand for our products and our underlying assets, the adequacy of funds to meet our capital requirements, the ability to refinance our indebtedness, if necessary, the reduction of debt, the potential impact of new accounting pronouncements, and the impact on our business of the decreases in passenger traffic and the size of the airline fleet.  Such forward-looking statements include risks and uncertainties and our actual experience and results may differ materially from the experience and results anticipated in such statements. Factors that might cause such a difference include those discussed in our filings with the Securities and Exchange Commission (the “SEC”), under the heading "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 as well as future events that may have the effect of reducing our available operating income and cash balances, such as unexpected operating losses, the impact of rising fuel prices on our airline customers, outbreaks in national or international hostilities, natural disasters or other environmental occurrences, terrorist attacks, prolonged health issues which reduce air travel demand (such as, SARS, Swine Flu, Icelandic volcano eruptions, Japanese earthquake and tsunami), delays in, or unexpected costs associated with, the integration of acquisitions, conditions in the airline industry, conditions in the business jet industry, regulatory developments, litigation costs, problems meeting customer delivery requirements, our success in winning new or expected refurbishment contracts from customers, capital expenditures, increased leverage, possible future acquisitions, facility closures, product transition costs, labor disputes involving us, our significant customers or airframe manufacturers, the possibility of a write-down of intangible assets, delays or inefficiencies in the introduction of new products, fluctuations in currency exchange rates or our inability to properly manage our rapid growth.

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

Foreign Currency – We have direct operations in Europe that receive revenues from customers primarily in U.S. dollars, and we purchase raw materials and component parts from foreign vendors primarily in British pounds or Euros.  Accordingly, we are exposed to transaction gains and losses that could result from changes in foreign currency exchange rates relative to the U.S. dollar. Our largest foreign currency exposure results from activity in British pounds and Euros.

From time to time, we and our foreign subsidiaries may enter into foreign currency exchange contracts to manage risk on transactions conducted in foreign currencies.  At June 30, 2012, we had no outstanding forward currency exchange contracts.  In addition, we have not entered into any other derivative financial instruments.

Interest Rates – As of June 30, 2012, we do not have any adjustable rate debt outstanding.  We do not engage in transactions intended to hedge our exposure to changes in interest rates.

As of June 30, 2012, we maintained a portfolio of securities consisting mainly of taxable, interest-bearing deposits with weighted average maturities of less than three months.  If short-term interest rates were to increase or decrease by 10%, we estimate interest income would increase or decrease by less than $0.1 on an annualized basis.

ITEM 4.             CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934), as of June 30, 2012.   Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

   Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the second quarter of 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 5.             OTHER INFORMATION

On August 3, 2012, we entered into a Second Amended and Restated Credit Agreement (the “Credit Agreement”), dated as of August 3, 2012, which amended and restated our previous Amended and Restated Credit Agreement, dated as of December 9, 2010 (the “Prior Credit Agreement”), with JPMorgan Chase Bank, N.A. as administrative agent (the “Administrative Agent”), certain other financial institutions named therein as syndication agents, documentation agents, joint lead arrangers and joint bookrunners, and certain lenders party thereto (the “Lenders”).  The Credit Agreement consists of a five-year, $950.0 million, senior secured revolving credit facility (the “Revolving Credit Facility”), which is an increase from the $750.0 million senior secured revolving credit facility under the Prior Credit Agreement.

Our obligations under the Credit Agreement will be secured by liens on substantially all of our domestic assets, including a pledge of a portion of the capital stock of certain foreign subsidiaries owned directly by us.  Amounts borrowed and outstanding under the Credit Agreement will, in certain circumstances, be required to be prepaid with the proceeds from certain asset sales, subject to certain thresholds and reinvestment rights (and such prepayment may, in some cases, result in an automatic and permanent reduction in the lender commitments under the Revolving Credit Facility).  Unless terminated earlier, the Revolving Credit Facility will mature on August 3, 2017.

The Credit Agreement requires that we maintain a consolidated total net leverage ratio of not more than 4.25 to 1.0 and an interest charge coverage ratio of not less than 2.00 to 1.0, during the term of the Credit Agreement.  The Credit Agreement contains customary affirmative and negative covenants with respect to us and our subsidiaries, including limitations on the incurrence of debt, limitations on liens, limitations on the incurrence of contingent obligations, prohibitions on fundamental changes (including by way of merger, consolidation, amalgamation, transfer of all or substantially all of the Company's assets to any subsidiary, liquidation or dissolution), limitations on the sale or other disposition of assets, limitations on investments, loans and advances by us and our subsidiaries,  limitations on declaration and payment of dividends, restrictions on transactions with affiliates, prohibitions on changes to fiscal year, limitations on guarantees and limitations on prepayment of other debt, in each case, subject to certain exceptions, materiality qualifications and/or threshold amounts.  The Credit Agreement further provides for customary representations and warranties and events of default, including certain change of control events and cross-defaults to other material debt.

The Credit Agreement also provides an option for us to request additional incremental revolving credit borrowing capacity and incremental term loans, in each case upon the satisfaction of certain customary terms and conditions.

We did not draw on the Revolving Credit Facility at closing.

The foregoing description of the Credit Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Credit Agreement.  From time to time, the Administrative Agent and certain of the Lenders and/or their affiliates provide us with financial and/or advisory services.

ITEM 6.	EXHIBITS

Exhibit 3 - Articles of Incorporation and By-Laws

	3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to the Registrant's Registration Statement on Form S-1/A, as amended (No. 33-33689), filed with the SEC on April 18, 1990).

3.2
Certificate of Amendment of the Restated Certificate of Incorporation (incorporated by reference to the Registrant's Registration Statement on Form S-1 (No. 333-54146), filed with the SEC on November 3, 1992).

3.3
Certificate of Amendment of the Restated Certificate of Incorporation (incorporated by reference to the Registrant's Registration Statement on Form S-3/A (No. 333-60209), filed with the SEC on December 21,1998).

3.4
Certificate of Amendment of the Restated Certificate of Incorporation (incorporated by reference to the Registrant's Registration Statement on Form S-3/A (No. 333-112493), as amended, filed with the Commission on February 13, 2004).

3.5
Certificate of Amendment of the Restated Certificate of Incorporation (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, filed with the Commission on August 7, 2006).

	3.6	Certificate of Amendment of the Restated Certificate of Incorporation.

Exhibit 31 - Rule 13a-14(a)/15d-14(a) Certifications

	31.1	Certification of Chief Executive Officer

	31.2	Certification of Chief Financial Officer

Exhibit 32 - Section 1350 Certifications

	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

Exhibit 101 - Interactive Data Files

	101.INS	XBRL Instance Document

	101.SCH	XBRL Taxonomy Extension Schema Document

	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

	101.LAB	XBRL Taxonomy Extension Label Linkbase Document

	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

B/E AEROSPACE, INC.

Date: August 8, 2012	By:	/s/ Amin J. Khoury
Amin J. Khoury
Chairman and
Chief Executive Officer

Date: August 8, 2012	By:	/s/ Thomas P. McCaffrey
Thomas P. McCaffrey
Senior Vice President and
Chief Financial Officer