Form 10-Q
period 2012-09-30
BE AEROSPACE INC
filed 2012-11-01
CIK 861361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For The Quarterly Period Ended September 30, 2012

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

The registrant has one class of common stock, $0.01 par value, of which 103,942,364 shares were outstanding as of October 26, 2012.

B/E AEROSPACE, INC.

Form 10-Q for the Quarter Ended September 30, 2012

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

B/E AEROSPACE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In Millions, Except Share Data)

	September 30,	December 31,
	2012	2011

ASSETS

Current assets:
Cash and cash equivalents	$395.2	$303.5
Accounts receivable – trade, less allowance for doubtful
accounts ($10.2 at September 30, 2012 and $8.2 at December 31, 2011)	453.8	333.2
Inventories	1,775.8	1,480.4
Deferred income taxes	19.0	37.2
Other current assets	60.4	30.6
Total current assets	2,704.2	2,184.9

Property and equipment, net of accumulated depreciation
($243.8 at September 30, 2012 and $213.3 at December 31, 2011)	271.2	208.3
Goodwill	1,490.0	1,008.3
Identifiable intangible assets	464.4	389.8
Deferred income taxes	0.5	0.3
Other assets	67.3	45.7
	$4,997.6	$3,837.3

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$306.5	$199.3
Accrued liabilities	486.2	380.2
Current maturities of long-term debt	0.4	0.5
Total current liabilities	793.1	580.0

Long-term debt	1,960.4	1,245.0
Deferred income taxes	121.0	101.8
Other non-current liabilities	48.2	37.9

Commitments, contingencies and off-balance sheet
arrangements (Note 8)
Stockholders' equity:
Preferred stock, $0.01 par value; 1.0 million shares
authorized; no shares outstanding	--	--
Common stock, $0.01 par value; 200.0 million shares
authorized; 104.5 million shares issued as of September 30, 2012
and 104.4 million shares issued as of December 31, 2011	1.0	1.0
Additional paid-in capital	1,641.5	1,617.5
Retained earnings	482.5	324.0
Accumulated other comprehensive loss	(50.1)	(69.9)
Total stockholders' equity	2,074.9	1,872.6
	$4,997.6	$3,837.3

See accompanying notes to condensed consolidated financial statements.

B/E AEROSPACE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
AND COMPREHENSIVE INCOME (UNAUDITED)
(In Millions, Except Per Share Data)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30,	September 30,	September 30,	September 30,
	2012	2011	2012	2011

Revenues	$766.7	$636.0	$2,282.1	$1,845.1
Cost of sales	478.4	398.0	1,417.0	1,151.3
Selling, general and administrative	106.2	86.9	323.3	261.6
Research, development and engineering	47.8	39.0	139.9	113.3

Operating earnings	134.3	112.1	401.9	318.9

Operating earnings, as percentage
of revenues	17.5%	17.6%	17.6%	17.3%

Interest expense	31.8	26.2	93.4	78.4
Debt prepayment costs	82.1	--	82.1	--

Earnings before income taxes	20.4	85.9	226.4	240.5

Income taxes	1.9	20.5	67.9	70.0

Net earnings	18.5	65.4	158.5	170.5

Other comprehensive income:
Foreign currency translation
adjustment and other	25.4	(33.7)	19.8	(0.8)
Comprehensive income	$43.9	$31.7	$178.3	$169.7

Net earnings per common share:
Basic	$0.18	$0.65	$1.55	$1.69
Diluted	$0.18	$0.64	$1.54	$1.67

Weighted average common shares:
Basic	102.1	101.0	102.0	100.9
Diluted	103.1	102.0	102.8	101.8

See accompanying notes to condensed consolidated financial statements.

B/E AEROSPACE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Millions)

	NINE MONTHS ENDED
	September 30,	September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$158.5	$170.5
Adjustments to reconcile net earnings to net cash flows provided by operating activities, net of effects from acquisitions:
Depreciation and amortization	54.1	45.9
Deferred income taxes	41.9	43.7
Non-cash compensation	18.8	19.4
Debt prepayment costs	82.1	--
Provision for doubtful accounts	2.9	1.1
Loss on disposal of property and equipment	1.5	0.5
Tax benefits realized from prior exercises of employee stock options
and restricted stock	(3.0)	(23.5)
Changes in operating assets and liabilities:
Accounts receivable	(81.8)	(75.7)
Inventories	(195.1)	(101.2)
Other current assets and other assets	(28.0)	2.8
Accounts payable and accrued liabilities	151.0	140.5
Net cash provided by operating activities	202.9	224.0

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(83.3)	(45.5)
Acquisitions, net of cash acquired	(651.9)	(17.0)
Other	1.8	--
Net cash used in investing activities	(733.4)	(62.5)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock issued	2.8	1.8
Purchase of treasury stock	(0.3)	--
Tax benefits realized from prior exercises of employee stock options
and restricted stock	3.0	23.5
Borrowings on line of credit	215.0	30.0
Repayments on line of credit	(215.0)	(30.0)
Proceeds from long-term debt, inclusive of original issue premium	1,316.0	--
Debt prepayment costs	(71.7)	--
Debt origination costs	(30.1)	--
Principal payments on long-term debt	(600.4)	(0.5)
Net cash provided by financing activities	619.3	24.8

Effect of exchange rate changes on cash and cash equivalents	2.9	(0.1)

Net increase in cash and cash equivalents	91.7	186.2

Cash and cash equivalents, beginning of period	303.5	78.7

Cash and cash equivalents, end of period	$395.2	$264.9

Supplemental disclosures of cash flow information:
Cash paid during period for:
Interest	$64.5	$72.0
Income taxes	45.2	24.9

Supplemental schedule of noncash investing activities:
Accrued property additions	$7.8	$4.7

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

Note 2.                  Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (“FASB”) issued ASU 2012-02, Intangibles—Goodwill and Other (Topic 350), which amends existing guidance by giving an entity the option to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test of its indefinite-lived intangible assets. Under these amendments, an entity would not be required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on the qualitative assessment, that it is more likely than not, the indefinite-lived intangible asset is impaired. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. ASU 2012-02 will be effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 (early adoption is permitted). The adoption of ASU 2012-02 is not expected to have an impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, which amends FASB ASC 220, Comprehensive Income. This guidance requires presentation of total comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The option to present components of other comprehensive income as part of the statement of stockholders’ equity was eliminated. The items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income were not changed. Additionally, no changes were made to the calculation and presentation of earnings per share. The Company adopted the provisions of ASU 2011-05 effective December 31, 2011, which resulted in the presentation of a single continuous statement of earnings and comprehensive income in the Company’s consolidated financial statements.

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

On July 26, 2012, the Company acquired 100% of Interturbine Aviation Logistics GmbH, Interturbine Logistics Solutions GmbH and Interturbine Technologies GmbH (collectively “Interturbine”), a provider of material management logistical services to global airlines and maintenance, repair and overhaul (“MRO”) providers, for a net purchase price of  approximately $245 in cash. Interturbine’s product range includes chemicals, lubricants, hydraulic fluids, adhesives, coatings and composites. Interturbine also supplies fasteners, cables and wires, electronic components, electrical and electromechanical materials, tools, hot bonding equipment and ground equipment to its primary customer base of airlines and MRO providers globally.

The UFC and Interturbine transactions were accounted for as purchases under FASB ASC 805, Business Combinations (“ASC 805”). The assets purchased and liabilities assumed for these acquisitions have been reflected in the accompanying condensed consolidated balance sheet as of September 30, 2012 and the results of operations for these acquisitions are included in the accompanying condensed consolidated statement of earnings and comprehensive income from their respective dates of acquisition.

The Company has not yet completed the evaluation and allocation of the purchase price for the UFC and Interturbine acquisitions as management’s assessment of the valuation of certain assets and liabilities is not yet complete. However, during the three months ended September 30, 2012, the Company adjusted the allocation of the UFC purchase price to increase intangible assets and to increase accrued liabilities by approximately $30.5 related to certain customer contracts which were priced below market and a portion of which were generating losses. These contracts have durations of up to four years. To the extent the profitability of these contracts improves either through contract renegotiations, cost decreases or price increases, such adjustments will be reflected when realized, and to the extent that the profitability on these contracts is not improved, the accrual will be amortized until the termination of the contracts. The Company does not believe that the final allocation of the purchase price of the UFC and Interturbine acquisitions will materially modify the current purchase price allocation. The following table summarizes the current estimates of fair values of assets acquired and liabilities assumed in accordance with ASC 805, which are currently recorded based on management’s estimates as follows:

Accounts receivable-trade	$45.1
Inventories	94.7
Other current and non-current assets	3.3
Property and equipment	4.3
Goodwill	470.3
Identified intangibles	93.0
Accounts payable	(17.6)
Other current and non-current liabilities	(43.4)
Total purchase price	$649.7

All of the goodwill and other intangible assets related to the UFC acquisition are expected to be deductible for tax purposes. None of the goodwill and other intangible assets related to the Interturbine acquisition is expected to be deductible for tax purposes.

Consolidated unaudited pro forma revenues, net earnings and diluted net earnings per share for the three and nine month periods ended September 30, 2012 and 2011, giving effect to the UFC and Interturbine acquisitions as if they had occurred on January 1, 2011 were as follows:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30, 2012 Pro forma	September 30, 2011 Pro forma	September 30, 2012 Pro forma	September 30, 2011 Pro forma
Revenues	$776.5	$710.3	$2,369.2	$2,055.7
Net earnings	20.7	70.7	165.8	182.3
Diluted net earnings per share	0.20	0.69	1.61	1.79

The Company has begun transferring legacy UFC and Interturbine customers into its consumables management segment systems. As a result, it is not practicable to report stand-alone revenues and operating earnings of the acquired businesses since the acquisition dates.

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

	September 30, 2012	December 31, 2011
Purchased materials and component parts	$232.7	$165.3
Work-in-process	375.2	295.4
Finished goods	1,167.9	1,019.7
	$1,775.8	$1,480.4

Note 5.                  Goodwill and Intangible Assets

The table below sets forth the intangible assets by major asset class, all of which were acquired through business purchase transactions:

		September 30, 2012
	Useful			Net
	Life	Original	Accumulated	Book
	(Years)	Cost	Amortization	Value
Customer contracts and relationships	8-30	$406.7	$58.3	$348.4
Acquired technologies	5-34	128.3	50.0	78.3
Replacement parts annuity and product approvals	20-22	28.3	25.5	2.8
Technical qualifications, plans and drawings	15-22	26.9	22.5	4.4
Trademarks and patents	5-30	26.7	18.8	7.9
Covenants not to compete	3-5	3.3	0.6	2.7
Trade names	Indefinite	19.9	-	19.9
		$640.1	$175.7	$464.4

Amortization expense associated with identifiable intangible assets was approximately $7.4 and $6.3 for the three months ended September 30, 2012 and 2011, respectively, and $21.2 and $19.1 for the nine month periods ended September 30, 2012 and 2011, respectively. The Company currently expects to report amortization expense of approximately $30 in each of the next five fiscal years. The future amortization amounts are estimates. Actual future amortization expense may be different due to future acquisitions, impairments, changes in amortization periods or other factors. The Company expenses costs to renew or extend the term of a recognized intangible asset.

Goodwill increased $481.7 during the nine months ended September 30, 2012, of which $470.3 relates to the UFC and Interturbine acquisitions, with the balance attributable to foreign currency translations.

Note 6.                  Long-Term Debt

On March 13, 2012, the Company issued $500.0 aggregate principal amount of 5.25% senior notes due 2022 (the “5.25% Notes”), in an offering pursuant to the Securities Act of 1933, as amended. The notes are senior unsecured debt obligations of the Company. On July 12, 2012, the Company issued $800.0 additional 5.25% Notes, priced to yield 4.9% as an add-on to the existing 5.25% Notes. During the three months ended September 30, 2012, the Company redeemed $600.0 of its 8.5% senior unsecured notes due 2018 (the “8.5% Notes”). The Company incurred a loss on debt extinguishment of $82.1 related to unamortized debt issue costs and fees and expenses related to the repurchase of its 8.5% Notes.

As of September 30, 2012, long-term debt consisted of $1,300.0 aggregate principal amount ($1,315.4 inclusive of original issue premium) of its 5.25% Notes and $650.0 aggregate principal amount ($645.0 net of original issue discount) of 6.875% senior unsecured notes due 2020. The Company also has a $950.0 revolving credit facility, as amended and restated as of August 3, 2012, (the “Revolving Credit Facility”), none of which was drawn at September 30, 2012.

Borrowings under the Revolving Credit Facility bear interest at an annual rate equal to the London interbank offered rate (“LIBOR”) (as defined in the Revolving Credit Facility) plus 175 basis points or Prime (as defined in the Revolving Credit Facility) plus 75 basis points. If drawn, as of September 30, 2012, the rate under the Revolving Credit Facility would have been approximately 2.1%.

Letters of credit outstanding under the Revolving Credit Facility aggregated $9.0 at September 30, 2012.

The Revolving Credit Facility contains an interest coverage ratio financial covenant (as defined therein) that must be maintained at a level greater than 2.0 to 1 and a total leverage ratio covenant (as defined therein) which limits net debt to a 4.25 to 1 multiple of EBITDA (as defined therein). The Revolving Credit Facility is collateralized by substantially all of the Company’s assets and contains customary affirmative covenants, negative covenants and conditions precedent for borrowings, all of which were met as of September 30, 2012.

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

The carrying amounts of cash and cash equivalents (which the Company classifies as Level 1 assets), accounts receivable-trade and accounts payable represent their respective fair values due to their short- term nature. There was no debt outstanding under the Revolving Credit Facility as of September 30, 2012. The fair value of the Company’s senior unsecured notes, based on market prices for publicly-traded debt (which the Company classifies as Level 2 inputs), was $2,084.9 and $1,367.1 as of September 30, 2012 and December 31, 2011, respectively.

Note 8.                     Commitments, Contingencies and Off-Balance Sheet Arrangements

Lease Commitments — The Company finances certain facilities and equipment under committed lease arrangements provided by various institutions. Since the terms of these arrangements meet the accounting definition of operating lease arrangements, the aggregate sum of future minimum lease payments is not reflected in the condensed consolidated balance sheets. At September 30, 2012, future minimum lease payments under these arrangements totaled approximately $229.2, the majority of which related to long-term real estate leases.

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

Compensation cost generally is recognized on a straight-line basis over the vesting period of the shares. Share-based compensation of $6.0 and $6.4 and $17.9 and $18.7 was recognized during the three and nine month periods ended September 30, 2012 and 2011, respectively, related to the equity grants made pursuant to the LTIP. Unrecognized compensation expense related to equity grants, including the estimated impact of any future forfeitures, was $31.1 at September 30, 2012.

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

The Company has not included product line information due to the similarity of commercial aircraft segment product offerings and the impracticality of determining such information for the consumables management segment.

The following table presents revenues and operating earnings by reportable segment:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30,	September 30,	September 30,	September 30,
	2012	2011	2012	2011
Revenues
Commercial aircraft	$385.6	$333.1	$1,152.6	$951.9
Consumables management	295.8	238.7	869.2	709.4
Business jet	85.3	64.2	260.3	183.8
	$766.7	$636.0	$2,282.1	$1,845.1

Operating earnings (1)
Commercial aircraft	$67.3	$56.6	$202.7	$157.8
Consumables management	54.6	47.6	161.9	140.5
Business jet	12.4	7.9	37.3	20.6
	134.3	112.1	401.9	318.9

Interest expense	31.8	26.2	93.4	78.4
Debt prepayment costs	82.1	--	82.1	--
Earnings before income taxes	$20.4	$85.9	$226.4	$240.5

(1)	Operating earnings include an allocation of corporate IT costs, employee benefits and selling, general and administrative costs based on the proportion of each segment’s systems users, number of employees and sales.

The following table presents capital expenditures by reportable segment:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30,	September 30,	September 30,	September 30,
	2012	2011	2012	2011
Capital expenditures
Commercial aircraft	$22.3	$14.5	$54.8	$29.1
Consumables management	5.8	8.3	21.7	12.9
Business jet	1.8	1.6	6.8	3.5
	$29.9	$24.4	$83.3	$45.5

The following table presents goodwill by reportable segment:

	September 30,	December 31,
	2012	2011
Goodwill
Commercial aircraft	$386.3	$384.2
Consumables management	1,013.6	535.5
Business jet	90.1	88.6
	$1,490.0	$1,008.3

The following table presents total assets by reportable segment:

	September 30,	December 31,
	2012	2011
Total assets (1)
Commercial aircraft	$1,535.3	$1,366.1
Consumables management	3,077.2	2,156.8
Business jet	385.1	314.4
	$4,997.6	$3,837.3

(1)
Corporate assets (including cash and cash equivalents) of $457.5 and $304.6 at September 30, 2012 and December 31, 2011, respectively, have been allocated to the above segments based on each segment's respective percentage of total assets.

Note 11.                Net Earnings Per Common Share

Basic net earnings per common share is computed using the weighted average common shares outstanding during the period. Diluted net earnings per common share is computed by using the weighted average common shares outstanding including the dilutive effect of stock options, shares issued under the Employee Stock Purchase Plan and restricted shares based on an average share price during the period. For the three months ended September 30, 2012 and 2011 and for the nine months ended September 30, 2012 and 2011, approximately 0.0 and 0.4, and 0.3 and 0.4 shares of the Company’s common stock, respectively, were excluded from the determination of diluted earnings per common share because their effect would have been anti-dilutive. The computations of basic and diluted earnings per share for the three and nine month periods ended September 30, 2012 and 2011, respectively, are as follows:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30,	September 30,	September 30,	September 30,
	2012	2011	2012	2011
Net earnings	$18.5	$65.4	$158.5	$170.5

Basic weighted average common shares	102.1	101.0	102.0	100.9
Effect of dilutive stock options and
employee stock purchase plan shares	0.1	0.1	0.1	0.1
Effect of restricted shares issued	0.9	0.9	0.7	0.8
Diluted weighted average common shares	103.1	102.0	102.8	101.8

Basic net earnings per share	$0.18	$0.65	$1.55	$1.69
Diluted net earnings per share	$0.18	$0.64	$1.54	$1.67

Note 12.               Accounting for Uncertainty in Income Taxes

In accordance with FASB ASC 740, Income Taxes (“ASC 740”), the Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.

As of September 30, 2012 and December 31, 2011, the Company had $23.7 and $19.2, respectively, of net unrecognized tax benefits. Any subsequent recognition of unrecognized tax benefits, if recognized, would lower the effective tax rate.

The Company classifies interest and penalties related to income tax as income tax expense. The amount included in the Company’s liability for unrecognized tax benefits for interest and penalties was less than $1.0 as of September 30, 2012 and December 31, 2011.

The Company recently completed its U.S. federal income tax examination for year 2006 with immaterial adjustments, and with minor exceptions, the Company is currently open to audit by the tax authorities for the five tax years ending December 31, 2011. There are currently no material income tax audits in progress.

We expect an effective tax rate of approximately 30% for 2012 as compared with our previous effective rate of approximately 32%. Our tax rate during the current three month period of 9.3% reflects the revision in expected rates during the current period arising from somewhat higher R&D tax credits realized than previously estimated, a favorable mix of revenues and other one-time tax benefits.

B/E AEROSPACE, INC.

ITEM 2.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          (In Millions, Except Per Share Data)

OVERVIEW

The following discussion and analysis addresses our results of operations for the three and nine month periods ended September 30, 2012, as compared to our results of operations for the three and nine month periods ended September 30, 2011. In addition, the discussion and analysis addresses our liquidity, financial condition and other matters for these periods.

Based on our experience in the industry, we believe we are the world’s largest manufacturer of cabin interior products for commercial aircraft and for business jets and the world’s leading distributor of aerospace fasteners and consumables as well as the leading provider of logistic services to the aerospace industry. We sell our products and provide our services directly to virtually all of the world’s major airlines and aerospace manufacturers. Also, based on our experience, we believe that we have achieved leading global market positions in each of our major product categories, which include:

•	a broad line of aerospace fasteners and consumables, consisting of nearly one million stock keeping units (“SKU’s”) serving the commercial aerospace, business jet and military industries;

•	commercial aircraft seats, including an extensive line of super first class, first class, business class, tourist class and regional aircraft seats;

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

Revenues by reportable segment for the three and nine month periods ended September 30, 2012 and September 30, 2011, respectively, were as follows:

	THREE MONTHS ENDED				NINE MONTHS ENDED
	September 30, 2012		September 30, 2011		September 30, 2012		September 30, 2011
	Revenues	% of Revenues	Revenues	% of Revenues	Revenues	% of Revenues	Revenues	% of Revenues
Commercial aircraft	$385.6	50.3%	$333.1	52.4%	$1,152.6	50.5%	$951.9	51.6%
Consumables management	295.8	38.6%	238.7	37.5%	869.2	38.1%	709.4	38.4%
Business jet	85.3	11.1%	64.2	10.1%	260.3	11.4%	183.8	10.0%
Total revenues	$766.7	100.0%	$636.0	100.0%	$2,282.1	100.0%	$1,845.1	100.0%

Revenues by geographic area (based on destination) for the three and nine month periods ended September 30, 2012 and September 30, 2011, respectively, were as follows:

	THREE MONTHS ENDED				NINE MONTHS ENDED
	September 30, 2012		September 30, 2011		September 30, 2012		September 30, 2011
		% of		% of		% of		% of
	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues
United States	$377.0	49.2%	$323.0	50.8%	$1,120.4	49.1%	$951.8	51.6%
Europe	176.1	23.0%	147.3	23.2%	561.3	24.6%	450.6	24.4%
Asia, Pacific Rim,
Middle East and
Other	213.6	27.8%	165.7	26.0%	600.4	26.3%	442.7	24.0%
Total revenues	$766.7	100.0%	$636.0	100.0%	$2,282.1	100.0%	$1,845.1	100.0%

Revenues from our domestic and foreign operations for the three and nine month periods ended September 30, 2012 and September 30, 2011, respectively, were as follows:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Domestic	$552.4	$444.3	$1,650.9	$1,294.6
Foreign	214.3	191.7	631.2	550.5
Total revenues	$766.7	$636.0	$2,282.1	$1,845.1

New product development is a strategic initiative for us. Our customers regularly request that we engage in new product development and product enhancement activities. We believe these activities protect and enhance our leadership position. We believe our investments in research and development over the past several years have been a driving force behind our ongoing market share gains and the growth of our record backlog. Research, development and engineering spending was approximately 6.2% of sales during the third quarter of 2012 and is expected to remain at approximately the same percentage of sales for the next several years.

We also believe in providing our businesses with the tools required to remain competitive. In that regard, we have invested, and will continue to invest, in property and equipment that enhances our productivity. Taking into consideration recent program awards to deliver multi-year programs for various Boeing, Airbus and business jet aircraft, our targeted capacity utilization levels, recent acquisitions and current industry conditions, we expect that our capital expenditures will be approximately $135 during 2012.

Our revenue growth continues to be driven primarily by the robust new aircraft delivery cycle. Approximately 61% of third quarter revenues were driven by demand for products for new-buy aircraft. Over the past three years, we have been booking orders well in excess of the market growth rate and have built record backlogs. We are now recording significant market share gains while delivering at a rate above the market growth rate. In addition, essentially our entire $4.5 billion supplier furnished equipment (“SFE”) backlog represents additional market share gains, and, as deliveries from our SFE backlog ramp up, we expect to see our revenue generation per new aircraft continue to increase over time. Global airline industry fortunes track developments in the global economy. Sluggish growth in the U.S., economic contraction in the Euro zone and the slowdown in the Chinese economy are taking their toll. Airlines have responded with, among other things, careful capacity management, strict cost controls and cash conservation. As a result, aftermarket demand has been negatively impacted. Nevertheless, global passenger traffic continues to grow. Global traffic grew 5% year-over-year in August, compared to capacity growth of 4%. Year-to date through August global traffic is up almost 6%. Stronger international traffic is offsetting weaker domestic traffic, though a September slowdown in traffic growth appears to be widespread across most markets. Smart capacity management has helped maintain historically high airline load factors globally, which were in excess of 82% for August. In fact, the International Air Transport Association has recently increased its 2012 profit for airlines globally to $4.1 billion and forecasts nearly doubling in 2013 profits to $7.5 billion.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2012,
AS COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2011
($ in Millions, Except Backlog and Per Share Data)

Consolidated Results

	REVENUES
	Three Months Ended September 30,
			Percent
	2012	2011	Change
Commercial aircraft	$385.6	$333.1	15.8%
Consumables management	295.8	238.7	23.9%
Business jet	85.3	64.2	32.9%
Total revenues	$766.7	$636.0	20.6%

Third quarter 2012 revenues of $766.7 increased $130.7, or 20.6%, as compared with the same period of the prior year. Organic revenues, excluding the UFC and Interturbine acquisitions, increased $66.5 or 10.5%.

Cost of sales for the current period was $478.4, or 62.4% of sales, as compared with cost of sales of $398.0, or 62.6% of sales in the prior year period. The 20 basis point decrease in cost of sales (20 basis point increase in gross margin) is primarily due to ongoing continuous improvement cost reduction activities.

Selling, general and administrative (“SG&A”) expenses for the third quarter of 2012 were $106.2, or 13.9% of sales, as compared with SG&A expenses of $86.9, or 13.7% of sales in the same period in 2011. The higher level of SG&A expense in the current period is primarily due to recent acquisitions ($7.9), costs and expenses associated with the growth in revenues ($6.8) and acquisition, integration and transition (“AIT”) costs ($4.6).

Research, development and engineering expense for the third quarter of 2012 was $47.8, or 6.2% of sales, as compared with $39.0 or 6.1% of sales in the same period in 2011. The $8.8 increase in spending is primarily due to new product development activities in our commercial aircraft and business jet segments associated with our $8.25 billion total backlog ($3.75 billion booked and $4.50 billion awarded but unbooked).

Third quarter 2012 operating earnings of $134.3 increased 19.8% on the aforementioned 20.6% increase in revenues, and operating margin of 17.5% decreased 10 basis points as compared with the prior year period. The growth in operating earnings occurred as a result of the higher sales volume, operating leverage and ongoing operational efficiency initiatives, offset by the temporarily lower margins from recent acquisitions, a lower level of aftermarket demand in the current period and $4.6 of AIT costs in 2012.

Interest expense in the third quarter 2012 of $31.8 increased by $5.6 as a result of the higher debt level due to recent acquisitions and recent opportunistic financings. During the quarter we issued $800.0 of senior unsecured notes due 2022, priced yield to 4.9%, redeemed $600.0 of 8.5% senior unsecured notes due July 2018 and increased our cash balances by approximately $128.3. We incurred $82.1 of debt prepayment costs in connection with this note redemption.

Third quarter 2012 earnings before income taxes of $20.4 decreased by $65.5, or 76.3%, as compared with the prior year period, as a result of the above mentioned 19.8% increase in operating earnings, offset by $82.1 debt prepayment costs and a $5.6 increase in interest expense.

Income tax expense in the current period of $1.9, or 9.3% of earnings before income taxes, decreased by $18.6 as compared with the prior year period income tax expense of $20.5, which represented 23.9% of earnings before income taxes. We expect an effective tax rate of approximately 30% for 2012 as compared with our previous effective rate of approximately 32%. Our tax rate during the current three month period of 9.3% reflects the revision in expected rates during the current period arising from somewhat higher R&D tax credits realized than previously estimated, a favorable mix of revenues and other one-time tax benefit items.

Third quarter 2012 net earnings and net earnings per diluted share were $18.5 and $0.18 per share, respectively, decreases of 71.7% and 71.9%, respectively, as compared with the third quarter of 2011, for the reasons described above.

Book-to-bill ratio for the third quarter of 2012 was 1.05 to 1; bookings for the current period of approximately $800 increased by approximately 21.2% as compared with the prior year period. Backlog at September 30, 2012 was approximately $3.75 billion and total backlog, booked and awarded but unbooked, was approximately $8.25 billion, an increase of approximately 19% versus September 30, 2011.

Segment Results

The following is a summary of operating earnings by segment:

	OPERATING EARNINGS
	Three Months Ended September 30,
			Percent
	2012	2011	Change
Commercial aircraft	$67.3	$56.6	18.9%
Consumables management	54.6	47.6	14.7%
Business jet	12.4	7.9	57.0%
Total operating earnings	$134.3	$112.1	19.8%

Third quarter 2012 commercial aircraft segment (“CAS”) operating earnings of $67.3 increased 18.9% as compared with the prior year period. Operating margin of 17.5% expanded 50 basis points as compared with the prior year period due to an improved revenue mix and ongoing operational efficiency initiatives, offset somewhat by a substantial increase in new product development costs to support our record booked and awarded but unbooked backlog.

Third quarter 2012 consumables management segment (“CMS”) operating earnings of $54.6 increased 14.7% as compared with the prior year period and the operating margin of 18.5% reflects approximately $4.6 of AIT costs and the acquisitions of Interturbine and UFC Aerospace which currently have lower operating margins than the legacy CMS business.

Third quarter 2012 business jet segment operating earnings of $12.4 increased 57.0% as compared with the prior year period. Operating margin of 14.5% expanded by 220 basis points as compared with the prior year period, reflecting the 32.9% increase in revenues, an improved mix of revenues and ongoing operational improvements.

NINE MONTHS ENDED SEPTEMBER 30, 2012,
AS COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2011
($ in Millions, Except Backlog and Per Share Data)

Consolidated Results

	REVENUES
	Nine Months Ended September 30,
			Percent
	2012	2011	Change
Commercial aircraft	$1,152.6	$951.9	21.1%
Consumables management	869.2	709.4	22.5%
Business jet	260.3	183.8	41.6%
Total revenues	$2,282.1	$1,845.1	23.7%

For the nine months ended September 30, 2012, revenues of $2,282.1 increased 23.7%, as compared with the prior year period. Organic revenues, excluding the UFC and Interturbine acquisitions, increased $289.1 or 15.7%. Pro forma revenue growth, giving effect to all acquisitions completed during 2011 and 2012 as if they occurred on January 1, 2011, was 14.2%.

Cost of sales for the current nine month period was $1,417.0, or 62.1% of sales, as compared with cost of sales of $1,151.3, or 62.4% of sales in the prior year period. The 30 basis point decrease in cost of sales (30 basis point increase in gross margin) is primarily due to an improved revenue mix and ongoing manufacturing efficiency initiatives.

Selling, general and administrative (“SG&A”) expenses for the nine months ended September 30, 2012 were $323.3, or 14.2% of sales, as compared with SG&A expenses of $261.6, or 14.2% of sales, in the same period in 2011. The higher level of SG&A expense in the current period is primarily due to costs and expenses associated with the growth in revenues ($32.2), recent acquisitions ($16.4) and AIT costs ($13.1).

Research, development and engineering expense for the nine months ended September 30, 2012 was $139.9, or 6.1% of sales as compared with $113.3 or 6.1% of sales in the same period in 2011. The $26.6 increase in spending is primarily due to new product development activities in our commercial aircraft segment associated with our $8.25 billion total backlog ($3.75 billion booked and $4.50 billion awarded but unbooked).

 For the nine months ended September 30, 2012, operating earnings of $401.9 increased 26.0% as compared with the prior year and current period operating margin of 17.6% expanded 30 basis points as compared with the prior year period.

Interest expense in the nine months ended September 30, 2012 of $93.4 increased by $15.0 as a result of the higher debt level due to recent acquisitions and the previously discussed opportunistic financing.

Earnings before income taxes in the current nine month period of $226.4 decreased by $14.1, or 5.9% as compared with the prior year period, as a result of the $83.0 increase in operating earnings, reduced by $82.1 debt prepayment costs and a $15.0 increase in interest expense.

Income tax expense for the nine months ended September 30, 2012 of $67.9, or 30.0% of earnings before income taxes, decreased by $2.1 as compared with the prior year period income tax expense of $70.0, which represented 29.1% of earnings before income taxes. Our expected effective tax rate for 2012 is approximately 30.0%.

Net earnings for the first nine months of 2012 of $158.5 and net earnings per diluted share of $1.54 decreased $12.0 and $0.13, or 7.0% and 7.8%, respectively, as compared with the prior year period for the reasons described above.

Bookings for the nine months ended September 30, 2012 were approximately $2.4 billion, representing a book-to-bill ratio of approximately 1.1 to 1.

Segment Results

The following is a summary of operating earnings by segment:

	OPERATING EARNINGS
	Nine Months Ended September 30,
			Percent
	2012	2011	Change
Commercial aircraft	$202.7	$157.8	28.5%
Consumables management	161.9	140.5	15.2%
Business jet	37.3	20.6	81.1%
Total operating earnings	$401.9	$318.9	26.0%

 For the nine months ended September 30, 2012, CAS operating earnings of $202.7 increased 28.5% as compared with the prior year period. Operating margin of 17.6% expanded 100 basis points as compared with the prior year period, due to an improved revenue mix and ongoing operational efficiency initiatives.

For the nine months ended September 30, 2012, CMS operating earnings of $161.9 increased 15.2% as compared with the prior year period and operating margin was 18.6%, a decrease of 120 basis points as compared with the operating margin for the prior year period, due to the $13.1 of AIT costs in 2012 and the acquisitions of Interturbine and UFC Aerospace which currently have lower operating margins than the legacy CMS business.

For the nine months ended September 30, 2012, business jet segment operating earnings of $37.3 increased 81.1%, as compared with the prior year period. Operating margin of 14.3% expanded by 310 basis points, reflecting the 41.6% increase in revenues, an improved mix of revenues and ongoing operational improvements.

LIQUIDITY AND CAPITAL RESOURCES

Current Financial Condition

As of September 30, 2012, our net debt-to-net-capital ratio was 43%. Net debt was $1,565.6, which represented total debt of $1,960.8, less cash and cash equivalents of $395.2. At September 30, 2012, net capital (total debt plus total stockholders’ equity less cash and cash equivalents) was $3,640.5. As of September 30, 2012, long-term debt consisted of $1,300.0 aggregate principal amount ($1,315.4 inclusive of original issue premium) of our 5.25% senior unsecured notes due 2022 (the “5.25% Notes”) and $650 aggregate principal amount ($645.0 net of original issue discount) of our 6.875% senior unsecured notes due 2020 (the “6.875% Notes”). At September 30, 2012 there were no amounts outstanding under our $950.0 revolving credit facility. Cash on hand at September 30, 2012 increased by $91.7 as compared with cash on hand at December 31, 2011 primarily as a result of cash flows from operating activities of $202.9, plus $1,316.0 of net proceeds from the 5.25% Notes, less capital expenditures of $83.3, less expenditures for acquisitions of $651.9, less $702.2 related to the repurchase of our 8.5% senior unsecured notes, including fees and expenses.

Our liquidity requirements consist of working capital needs, ongoing capital expenditures and payments of interest and principal on our indebtedness. Our primary requirements for working capital are directly related to the level of our operations.

Working capital as of September 30, 2012 was $1,911.1, an increase of $306.2 as compared with working capital at December 31, 2011. As of September 30, 2012, total current assets increased by $519.3 and total current liabilities increased by $213.1. The increase in current assets was primarily due to an increase in cash of $91.7 (as described above), an increase in accounts receivable of $120.6 and an increase in inventories of $295.4 to support future revenue growth. Accounts receivable and inventories increased by $49.6 and $109.1, respectively, due to the UFC and Interturbine acquisitions. The increase in total current liabilities was primarily due to increases in accounts payable, accrued liabilities and accrued interest of $107.2, $67.7 and $38.3, respectively. Accounts payable were higher at September 30, 2012 due to the increase in business activity. Accounts payable and accrued liabilities increased by $15.7 and $37.3, respectively, due to the UFC and Interturbine acquisitions, including an adjustment to the allocation of the UFC purchase price to increase accrued liabilities by approximately $30.5 related to certain customer contracts which were priced below market and a portion of which were generating losses.

Cash Flows

As of September 30, 2012, our cash and cash equivalents were $395.2 as compared to $303.5 at December 31, 2011. Cash generated from operating activities was $202.9 for the nine months ended September 30, 2012, as compared to $224.0 in the same period in the prior year. The primary sources of cash from operations during the nine months ended September 30, 2012 were net earnings of $158.5, adjusted by depreciation and amortization of $54.1, non-cash compensation of $18.8, a decrease in deferred income taxes of $41.9 and an increase in accounts payable and accrued liabilities of $151.0, plus $82.1 of debt prepayment costs. Offsetting these sources of cash were an $81.8 increase in accounts receivable as a result of increased revenues and a $195.1 increase in inventories as a result of our record backlog.

Capital Spending

Our capital expenditures were $83.3 and $45.5 during the nine months ended September 30, 2012 and 2011, respectively. We expect capital expenditures of approximately $135 during 2012. These capital expenditures are needed to support our total backlog of $8.25 billion ($3.75 billion booked and $4.50 billion awarded but unbooked), and take into consideration our targeted capacity utilization levels, recent acquisitions and current industry conditions. We have, in the past, generally funded our capital expenditures with cash from operations and funds available to us under revolving bank credit facilities. We expect to fund future capital expenditures from cash on hand, from operations and from funds available to us under our revolving credit facility.

Outstanding Debt and Other Financing Arrangements

Long-term debt at September 30, 2012 totaled $1,960.4 and consisted of our 5.25% Notes and our 6.875% Notes.

We also have a five-year, $950.0 revolving credit facility, as amended and restated as of August 3, 2012. The revolving credit facility also provides an option to request additional incremental revolving credit borrowing capacity and incremental term loans, in each case upon the satisfaction of certain customary terms and conditions. At September 30, 2012, there were no amounts outstanding under our revolving credit facility.

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

The revolving credit facility contains an interest coverage ratio financial covenant (as defined therein) that must be maintained at a level greater than 2.0 to 1. The revolving credit facility agreement also contains a total leverage ratio covenant (as defined therein) which limits net debt to a 4.25 to 1 multiple of EBITDA (as defined therein). The revolving credit facility contains customary affirmative covenants, negative covenants, and conditions precedent for borrowings, all of which were met as of September 30, 2012.

Contractual Obligations

The following table reflects our contractual obligations and commercial commitments as of September 30, 2012. Commercial commitments include lines of credit, guarantees and other potential cash outflows resulting from a contingent event that requires performance by us or our subsidiaries pursuant to a funding commitment.

Contractual Obligations	2012	2013	2014	2015	2016	Thereafter	Total
Long-term debt and other non-current liabilities (1)	$0.4	$2.4	$1.8	$2.1	$2.5	$1,976.1	$1,985.3
Operating leases	9.1	35.7	32.1	30.0	25.4	96.9	229.2
Purchase obligations (2)	5.0	3.3	1.4	1.1	1.1	1.1	13.0
Future interest payments on outstanding debt (3)	60.6	116.0	116.0	116.0	116.0	557.3	1,081.9
Total	$75.1	$157.4	$151.3	$149.2	$145.0	$2,631.4	$3,309.4

Commercial Commitments
Letters of credit	$9.0	--	--	--	--	--	$9.0

(1)
Our liability for unrecognized tax benefits of $23.7 at September 30, 2012 has been omitted from the above table because we cannot determine with certainty when this liability will be settled. It is reasonably possible that the amount of liability for unrecognized tax benefits will change in the next twelve months; however, we do not expect the change to have a significant impact on our consolidated financial statements.

(2)	Occasionally, we enter into purchase commitments for production materials and other items. We also enter into unconditional purchase obligations with various vendors and suppliers of goods and services in the normal course of operations through purchase orders, other documentation or with an invoice. Such obligations are generally outstanding for periods less than a year and are settled by cash payments upon delivery of goods and services and are not reflected as purchase obligations in this table.

(3)	Interest payments include interest payments due on the 5.25% Senior Unsecured Notes and the 6.875% Senior Unsecured Notes based on the stated rates of 5.25% and 6.875%, respectively. To the extent we incur interest on the revolving credit facility, interest payments would fluctuate based on LIBOR or prime rate pursuant to the terms of the revolving credit facility.

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

Off-Balance Sheet Arrangements

Lease Arrangements

We finance our use of certain equipment under committed lease arrangements provided by various financial institutions. Since the terms of these arrangements meet the accounting definition of operating lease arrangements, the aggregate sum of future minimum lease payments is not reflected in our consolidated balance sheets. Future minimum lease payments under these arrangements aggregated approximately $229.2 at September 30, 2012.

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

Deferred Tax Assets

We maintained a valuation allowance of approximately $20.1 as of September 30, 2012 primarily related to foreign net operating losses.

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

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include, but are not limited to, all statements that do not relate solely to historical or current facts, including statements regarding acquisitions, the expected benefits derived from acquisitions, implementation and expected benefits of lean manufacturing and continuous improvement plans, our dealings with customers and partners, the consolidation of facilities, reduction of our workforce, integration of acquired businesses, ongoing capital expenditures, our ability to grow our business, the impact of the large number of grounded aircraft on demand for our products and our underlying assets, the adequacy of funds to meet our capital requirements, the ability to refinance our indebtedness, if necessary, the reduction of debt, the potential impact of new accounting pronouncements, and the impact on our business of the decreases in passenger traffic and the size of the airline fleet. Such forward-looking statements include risks and uncertainties and our actual experience and results may differ materially from the experience and results anticipated in such statements. Factors that might cause such a difference include those discussed in our filings with the Securities and Exchange Commission (the “SEC”), under the heading "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 as well as future events that may have the effect of reducing our available operating income and cash balances, such as unexpected operating losses, the impact of rising fuel prices on our airline customers, outbreaks in national or international hostilities, natural disasters or other environmental occurrences, terrorist attacks, prolonged health issues which reduce air travel demand (such as, SARS, Swine Flu, Icelandic volcano eruptions, Japanese earthquake and tsunami), delays in, or unexpected costs associated with, the integration of acquisitions, conditions in the airline industry, conditions in the business jet industry, impactful negative economic conditions, regulatory developments, litigation costs, problems meeting customer delivery requirements, our success in winning new or expected refurbishment contracts from customers, capital expenditures, increased leverage, possible future acquisitions, facility closures, product transition costs, labor disputes involving us, our significant customers or airframe manufacturers, the possibility of a write-down of intangible assets, delays or inefficiencies in the introduction of new products, fluctuations in currency exchange rates or our inability to properly manage our rapid growth.

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

From time to time, we and our foreign subsidiaries may enter into foreign currency exchange contracts to manage risk on transactions conducted in foreign currencies. At September 30, 2012, we had no outstanding forward currency exchange contracts. In addition, we have not entered into any other derivative financial instruments.

Interest Rates – As of September 30, 2012, we do not have any adjustable rate debt outstanding. We do not engage in transactions intended to hedge our exposure to changes in interest rates.

As of September 30, 2012, we maintained a portfolio of securities consisting mainly of taxable, interest-bearing deposits with weighted average maturities of less than three months. If short-term interest rates were to increase or decrease by 10%, we estimate interest income would increase or decrease by less than $0.1 on an annualized basis.

ITEM 4.               CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934), as of September 30, 2012.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

  Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the third quarter of 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 6.	EXHIBITS

Exhibit 4 - Instruments Defining the Rights of Security Holders, including Indentures

4.1
Fourth Supplemental Indenture, dated as of July 23, 2012, between the Registrant and Wilmington Trust Company, as trustee (incorporated by reference to the Registrant's Current Report on Form 8-K, dated July 23, 2012, filed with the SEC on July 27, 2012).

Exhibit 10 - Material Contracts

10.1
Second Amended and Restated Credit Agreement, dated as of August 3, 2012, between the Registrant, as Borrower, and JPMorgan Chase Bank, N.A., as Administrative Agent, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Goldman Sachs Bank USA, Royal Bank of Canada, SunTrust Bank, UBS Securities LLC and Wells Fargo Securities, LLC, as Syndication Agents and Morgan Stanley MUFG Loan Partners, LLC, The Royal Bank of Scotland plc and TD Bank, N.A., as Documentation Agents.

10.2
2005 Long-Term Incentive Plan (Amended and Restated as of July 25, 2012) (incorporated by reference to the Registrant's Current Report on Form 8-K, dated July 23, 2012, filed with the SEC on July 27, 2012).

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

B/E AEROSPACE, INC.

Date: November 1, 2012	By:	/s/ Amin J. Khoury
Amin J. Khoury
Chairman and
Chief Executive Officer

Date: November 1, 2012	By:	/s/ Thomas P. McCaffrey
Thomas P. McCaffrey
Senior Vice President and
Chief Financial Officer