Form 10-K
period 2012-12-31
BE AEROSPACE INC
filed 2013-02-21
CIK 861361

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012

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
Common Stock, $.01 Par Value
(Title of Class)
The NASDAQ Global Select Market
(Name of each Exchange on which Registered)
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
Yes [ ] No [X].

The aggregate market value of the registrant's voting stock held by non-affiliates was approximately $4,521 million on June 29, 2012 based on the closing sales price of the registrant's common stock as reported on the NASDAQ Global Select Market as of such date, which is the last business day of the registrant's most recently completed second fiscal quarter. Shares of common stock held by executive officers and directors have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not a determination for any other purpose. The number of shares of the registrant's common stock, $.01 par value, outstanding as of February 12, 2013 was 104,742,147 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the registrant's Proxy Statement to be filed with the Commission in connection with the 2013 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K. With the exception of those sections that are specifically incorporated by reference in this Annual Report on Form 10-K, such Proxy Statement shall not be deemed filed as part of this Report or incorporated by reference herein.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information to investors. This Annual Report on Form 10-K (Form “10-K”) includes forward-looking statements that reflect our current expectations and projections about our future results, performance and prospects. Forward-looking statements include all statements that are not historical in nature or are not current facts. We have tried to identify these forward-looking statements by using words including “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “should,” “will” and similar expressions. These forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause our actual results, performance and prospects to differ materially from those expressed in, or implied by, these forward-looking statements. These factors include the risks, uncertainties, assumptions and other factors discussed under the headings “Item 1A. Risk Factors,” as well as “Item 1. Business,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-K, including: future events that may have the effect of reducing our available operating income and cash balances, such as unexpected operating losses, the impact of rising fuel prices on our airline customers, outbreaks in national or international hostilities, terrorist attacks, prolonged health and environmental issues that reduce air travel demand, delays in, or unexpected costs associated with, the integration of our acquired or recently consolidated businesses, conditions in the airline industry, conditions in the business jet industry, problems meeting customer delivery requirements, our success in winning new or expected refurbishment contracts from customers, capital expenditures, increased leverage, possible future acquisitions, facility closures, product transition costs, labor disputes involving us, our significant customers’ suppliers or airframe manufacturers, the impact of a prolonged global recession, the possibility of a write-down of intangible assets, delays or inefficiencies in the introduction of new products, fluctuations in currency exchange rates or our inability to properly manage our rapid growth.

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

Unless otherwise indicated, the industry data contained in this Form 10-K is from the January/February 2013 issue of the Airline Monitor, December 2012 reports of the International Air Transport Association (“IATA”), the Boeing Current Market Outlook 2012, “The ACAS Database” or the Airbus and The Boeing Company (“Boeing”) corporate websites.

PART I

ITEM 1. BUSINESS

Our Company

General

Based on our experience in the industry, we believe we are the world’s largest manufacturer of cabin interior products for commercial aircraft and for business jets and the world’s leading distributor of aerospace fasteners and other consumables as well as a leading provider of logistic services to the aerospace and other industries. We sell our products and provide our services directly to virtually all of the world’s major airlines and aerospace manufacturers. Also, based on our experience, we believe that we have achieved leading global market positions in each of our major product categories, which include:

●	a broad line of aerospace fasteners and other consumables, consisting of over one million stock keeping units (“SKUs”) primarily serving the commercial aerospace and business jet industries;

●	commercial aircraft seats, including an extensive line of super first class, first class, business class, tourist class and regional aircraft seats;

●
a full line of aircraft food and beverage preparation and storage equipment, including coffee and espresso makers, water boilers, beverage containers, refrigerators, freezers, chillers and a line of ovens that includes microwave, high efficiency convection and steam ovens;

●	modular lavatory systems, waste water management systems and galley systems;

●	both chemical and gaseous aircraft oxygen storage, distribution and delivery systems, protective breathing equipment and a broad range of lighting products; and

●
business jet and general aviation interior products, including an extensive line of executive aircraft seats, direct and indirect overhead lighting systems, passenger and crew oxygen systems, air valve systems and high-end furniture and cabinetry.

We provide comprehensive aircraft cabin interior reconfiguration, program management and certification services. In addition, we also design, engineer and manufacture customized fully integrated thermal and power management solutions.

Since our organization as a corporation in Delaware in 1987, we have substantially expanded the size, scope and nature of our business as a result of a number of acquisitions. Between 1989 and 2006, we completed 28 acquisitions, for an aggregate purchase price of approximately $1.2 billion. We believe these acquisitions enabled us to position ourselves as a preferred global supplier to our customers. During this period we consolidated facilities and product lines, implemented lean manufacturing and continuous improvement programs and invested in our information technology. All of these efforts allowed us to continually improve our productivity and expand our operating margins. For example, during the three-year period ended December 31, 2012, we were able to expand our operating margins by 220 basis points.

In 2008, we completed the acquisition of the consumables solutions distribution business (“HCS”) from Honeywell International Inc. (“Honeywell”) for the aggregate purchase price of approximately $1.0 billion. The combination of HCS with our existing consumables products business created the world’s leading distributor of aerospace fasteners and other consumables. Through this acquisition, we eliminated four facilities and significantly expanded operating margins in our consumables segment. In October 2010, we acquired the aerospace fastener distribution business of Satair A/S (“Satair”) and TSI Group, Inc. (“TSI”) for a net purchase price of approximately $162 million and $307 million, respectively. Satair is a distributor of consumables to European and Asia Pacific aerospace manufacturers and their suppliers and is included as a component of our consumables management segment. TSI is a market leader in the design, engineering and manufacturing of customized, fully integrated thermal management and interconnect solutions that address complex power management requirements of a broad range of customers in the aerospace and defense industries, and is included as a component of our commercial aircraft segment. During 2011, we completed four smaller acquisitions to bolster key technologies for an aggregate purchase price of approximately $60 million, which, net of proceeds from the sale of two non-core businesses of approximately $19 million, resulted in a net investment of approximately $41 million. In January 2012, we acquired UFC Aerospace Corp. (“UFC”), a leading provider of complex supply chain management and inventory logistics solutions, for a net purchase price of approximately $405 million. In July 2012, we acquired 100% of Interturbine Aviation Logistics GmbH, Interturbine Logistics Solutions GmbH and Interturbine Technologies GmbH (collectively “Interturbine”), a provider of material management logistical services to global airlines and maintenance, repair and overhaul providers (“MROs”), for a net purchase price of approximately $245 million. UFC and Interturbine are included as components of our consumables management segment.

Our principal executive offices and corporate headquarters are located at 1400 Corporate Center Way, Wellington, Florida 33414-2105 and our telephone number is 561-791-5000.

Industry Overview

The commercial and business jet aircraft cabin interior products industries encompass a broad range of products and services, including aircraft seating, passenger entertainment and service systems, food and beverage preparation and storage systems, galley systems, passenger and crew oxygen storage, distribution and delivery systems, lavatory systems, wastewater management systems, lighting systems, evacuation equipment and overhead bins, as well as interior reconfigurations and a variety of other engineering, design, integration, installation, retrofit and certification services such as passenger-to-freighter conversions.

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

Thermal management solutions were first required and developed for power management products on military sub-systems for airplanes, unmanned aerial vehicles, ground vehicles, helicopters, ground systems, and a broad array of additional applications that require extensive electrical and computing power in small lightweight footprints with controlled but rapid dissipation of heat. This technology is migrating into the commercial aerospace market as a result of changing electronics technologies at the component and system level as well as the continued introduction of More Electric Aircraft (“MEA”) such as the Boeing B787, B747-8, and the Airbus A350.

We believe there is a direct relationship between demand for fasteners and other consumables products and fleet size, aircraft utilization and aircraft age, as well as the rate of production of new aircraft. All aircraft must be serviced at prescribed intervals, which also drives aftermarket demand for aerospace fasteners and consumables products.

Historically, aerospace fastener and consumables products revenues have been derived from the following sources:

●	Supporting original equipment manufacturers (“OEMs”) of aircraft and aircraft components;

●	Mandated maintenance and replacement of specified parts;

●	Demand for aerospace fasteners and other consumables for new build aircraft from the OEMs and their suppliers;

●	Aerospace and defense subcontractors, most of whom tend to purchase through distributors as a result of the channel shift to outsourcing by aerospace and military aircraft OEMs; and

●	Demand for structural modifications, cabin interior modifications and passenger-to-freighter conversions.

In addition, increasingly, suppliers in the aerospace, defense and other industries are relying on companies such as our consumables management segment to provide a customized single point of contact for inventory management, customized invoicing, automated forecasting and usage monitoring, centralized communications and tracking across their supply base.

Based on industry sources and studies, we estimate that during 2012, the global commercial and business jet cabin interior products industry, for the principal products of the type which we manufacture, exclusive of service revenues, had annual sales of approximately $2.8 billion and the aerospace fastener and consumables industry had annual sales of approximately $4.5 billion. We estimate that the total worldwide installed base of commercial and general aviation aircraft cabin interior products for the principal products of the type which we manufacture, valued at replacement prices, was approximately $20.6 billion as of December 31, 2012.

During 2012, global air traffic increased by 5.5% as compared with global traffic increases of 6.2% in 2011 and 8.0% in 2010. The increases in 2010 through 2012 global traffic demand reflect the global macroeconomic environment. The 2013 Airline Monitor forecast calls for a global passenger traffic increase of approximately 5.0% and capacity growth of approximately 4.7%.

 In spite of high full year average fuel prices and a slowing world economy, 2012 airline profits were better than expected. Historically, when GDP growth has fallen below 2% the airline industry has generated losses. However, during 2012 the airlines cut costs and carefully managed capacity and accordingly have generated better than expected financial performance.

 In December, IATA made a second upward revision to its financial outlook for the global airline industry. For 2012, the global airline industry is expected to have generated a profit of approximately $6.7 billion up from the IATA September forecast of $4.1 billion, and the March forecast of $3.0 billion. Overall performance in 2012 has been positively impacted by strong passenger traffic growth of approximately 5.5%, near record load factors of about 80% and a 3% improvement in yields as compared with 2011. For 2013 IATA expects global profits to improve to $8.4 billion or 25% higher than 2012 and importantly reversing a three-year trend of declining profits.

The airlines have substantially strengthened their balance sheets over the past several years through operating profits and by accessing capital markets. As a result, we believe airline balance sheets are much stronger than in any time in the past ten years.

Approximately 657 business jets were delivered in 2012 versus 686 business jets in 2011 and 739 business jets in 2010.

Other factors expected to affect the industries we serve include the following:

Wide-Body Aircraft Deliveries. Deliveries of wide-body, long-haul aircraft constitute an increasing share of total new aircraft deliveries and are an increasing percentage of the worldwide fleet. Wide-body aircraft represented approximately 22.6% of all new commercial aircraft (excluding regional jets) delivered over the four-year period ended December 31, 2012. According to the Airline Monitor, 319 new wide-body aircraft were delivered in 2012 and approximately 335 are expected to be delivered in 2013. Over the 2013-2016 period, 1,595 wide-body aircraft deliveries are expected, averaging approximately 399 such aircraft per year, or a 25% higher delivery level as compared with 2012 and representing approximately 30% of total deliveries. The Airline Monitor also predicts that nearly 4,830 twin-aisle aircraft will be delivered over the 2013-2023 timeframe or approximately 439 wide-body and super wide-body aircraft per year, which is 38% higher, on average, as compared to 2012 deliveries. According to the Airline Monitor, wide-body aircraft deliveries are expected to grow at a 10% compounded annual growth rate (“CAGR”) over the four-year period ending 2016.

Long-Term Growth in Worldwide Fleet. According to the Airline Monitor, new deliveries of large commercial aircraft increased to 1,176 aircraft in 2012, as compared to 1,008 aircraft in 2011 and 962 in 2010. According to the Airline Monitor, new aircraft deliveries are expected to total 1,270 in 2013 and 1,360 in 2014. Worldwide air traffic is expected to grow by approximately 5.0% in 2013 and the Airline Monitor has forecasted revenue passenger miles to increase at a CAGR of approximately 5.0% during the 2012-2027 period, increasing from 3.4 trillion miles in 2012 to approximately 7.1 trillion miles by 2027. As a result, the Airline Monitor expects the worldwide fleet of passenger jet aircraft to increase by approximately 73% from approximately 22,000 regional, single-aisle and twin-aisle aircraft at December 31, 2012 to approximately 38,000 aircraft at December 31, 2027.

Existing Installed Base. According to industry sources, the world's active commercial passenger aircraft fleet consisted of approximately 22,000  aircraft as of December 31, 2012. Additionally, based on industry sources, there are approximately 17,965 business jets currently in service. Based on such fleet numbers, we estimate that the total worldwide installed base of commercial and general aviation aircraft cabin interior products for the principal products of the type which we manufacture, valued at replacement prices, was approximately $20.6 billion as of December 31, 2012. The size of the installed base is expected to increase as a result of the growth in the world-wide fleet and is expected to generate additional and continued demand for retrofit, refurbishment, consumables and spare parts.

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

Competitive Strengths

We believe that we have a strong competitive position attributable to a number of factors, including the following:

Large Installed Base. We have a large installed base of commercial and general aviation aircraft cabin interior products for the principal products of the type which we manufacture, valued at replacement prices, of approximately $9.5 billion as of December 31, 2012. Based on our experience in the industry, we believe our installed base is substantially larger than that of our competitors. We believe that our large installed base is a strategic advantage, as airlines tend to purchase aftermarket products and services, including spare parts, retrofit and refurbishment programs, from the original supplier. As a result, we expect our large installed base to generate continued aftermarket revenue as airlines continue to maintain, evolve and reconfigure their aircraft cabin interiors.

Operating Leverage and Low Cost Producer. Our ability to leverage our manufacturing, engineering and distribution capabilities has allowed us to expand operating margins. As a result of our continuous improvement initiatives, global sourcing and lean manufacturing programs, our operating margins have increased substantially. For example, our 2012 operating margin of 17.5% expanded by 40 basis points over the operating margin we realized for the year ended 2011 and 220 basis points over the operating margin we realized for the year ended 2009, reflecting ongoing manufacturing efficiencies, a shift in product mix as a result of the rapid growth of our consumables management segment and operating leverage on the higher volume of sales.

Capitalizing on Shift Toward Seller Furnished Equipment (“SFE”). Traditionally, we, and our competitors, have sold customized cabin interior products directly to the airlines. Commencing with the launch of the Boeing 787 and Airbus A350 XWB, we began a campaign to develop a range of new aircraft interior products and to market certain interior systems directly to Boeing and Airbus. During 2011, we were awarded one of the most important new business programs in its history when Boeing selected us as the exclusive manufacturer of modular lavatory systems for Boeing’s 737 NG family of airplanes, as well as the Boeing 737 MAX. The award is initially valued in excess of $800 million, exclusive of retrofit orders, which, over time, are expected to be substantial. This innovative SFE system will become standard equipment on these aircraft. Our proprietary lavatory systems create the opportunity to add up to six incremental passenger seats on each new 737 NG airplane.

We have also been selected by Boeing to manufacture our light-emitting-diode (“LED”) cabin lighting for the Boeing 737 Sky Interior aircraft. This has facilitated our growth on lighting retrofits for both narrow-body and wide- body aircraft where we have won significant awards as we continue to expand all-LED lighting throughout the cabin into the existing worldwide fleet of aircraft. To date, we have been selected by Boeing to manufacture our patented Pulse OxygenTM system and passenger service units for the B787 and B747-8, and we have been selected by Airbus to manufacture our next generation galley systems and our patented passenger oxygen delivery system for the A350 XWB. Additionally, we have been selected by major business jet manufacturers to provide vacuum wastewater systems. As of December 31, 2012, the SFE programs we have won are currently expected to generate approximately $4.5 billion in revenues over time, and are expected to significantly increase our content per aircraft type; however, only a small portion of these programs are included in our reported backlog at December 31, 2012. This effort to develop and market new interior systems directly to the OEMs is important to us as it represents a significant potential increase in the dollar value of our products on each such aircraft type.

Focus on Innovation and New Product Development. Our aircraft cabin interior products businesses are engaged in extensive product development and marketing efforts for both new features on existing products and new products. We believe, based on our experience in the industry, that we are a technological leader, with the largest research and development organization in the cabin interior products industry. The success of these and other new product development efforts are expected to increase demand for our products in both newly purchased aircraft and in aftermarket retrofits and it has allowed us to grow our backlog and improve the product mix of our current backlog. Newly introduced products include a broad range of amenities such as luxurious first class cabins (offering high privacy and high density seats) with appointments such as lie-flat seating, mini-bars, closets, flat screen TVs, digital LED mood lighting, electric lie-flat first and business class seats, Pulse Oxygen™ gaseous passenger oxygen systems for the Boeing 787 and Airbus A350 XWB, next-generation galley systems for the Airbus A350 XWB, electric fully berthing business jet seating, lightweight, lower maintenance wastewater systems for business and commercial jets and a full range of business and executive jet seating. We recently introduced our new patented Pinnacle® main cabin seating platform, which we believe is the industry’s lightest full-featured seat that significantly reduces cost of ownership, simplifies maintenance and increases overall passenger living space. We also introduced our digital LED lighting system for the new Boeing 737 Sky Interior aircraft. This innovative, lightweight LED system features adjustable lighting with full spectrum color capabilities, providing superior cabin ambiance and unprecedented lighting control. Market acceptance of our LED lighting systems has been strong, and during 2012 we began receiving orders from various airlines to retrofit their Boeing 737, 757, 767 and 777 aircraft with our LED lighting systems.

As of December 31, 2012, we had 1,724 employees in engineering, research and development and program management. We believe our engineering, research and development effort and our on-site technicians at both the airlines and airframe manufacturers enable us to play a leading role in developing and introducing innovative products to meet emerging industry trends, and thereby gain early entrant advantages.

Exposure to International Markets. Revenues and backlog by geographic region are set forth in the following charts:

We believe this geographic diversification makes us less susceptible to a downturn in a specific geographic region and allows us to take advantage of regional growth trends.

Diverse Product Offering and Broad Customer Base. We provide a comprehensive line of products and services to a broad customer base. During the year ended December 31, 2012, Boeing was the only customer that accounted for more than 10% of our consolidated revenues. Our commercial aircraft and business jet segments have a broad range of over 300 principal customers, including all of the world’s major airlines, commercial aircraft and business jet manufacturers and completion centers. Our consumables management segment sells consumables to over 4,000 customers throughout the world. During the year ended December 31, 2012, our sales to Boeing and Airbus together represented approximately 14% of our total sales. We believe that our broad product offering and customer base make us less vulnerable to the loss of any one customer or program. We have continued to expand our available products and services based on our belief that the airline industry increasingly will seek an integrated approach to the design, development, integration, installation, testing and sourcing of aircraft cabin interior equipment.

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

Growth Opportunities

We believe that we will benefit from the following industry trends:

Growth of Wide-Body Aircraft Fleet. New aircraft deliveries of wide-body aircraft are expected to continue to grow over the long term, reflecting the expected growth in revenue passenger miles over the 2012-2027 period. The trend toward a global fleet with a higher percentage of wide-body aircraft is significant to us because wide-body aircraft require up to six-to-ten times the dollar value content of the principal products of the type which we manufacture as compared to narrow-body aircraft. For example, wide-body aircraft carry up to three or four times the number of seats as narrow-body aircraft and have multiple classes of service, including super first class compartments and first class and business class configurations. In addition, aircraft cabin crews on wide-body aircraft flights may make and serve between 300 and 900 meals and may brew and serve more than 2,000 cups of coffee and serve more than 200 glasses of wine on a single flight, thereby generating substantial demand for seating products and food and beverage preparation and storage equipment, as well as extensive oxygen storage, distribution and delivery systems and lighting systems.

Worldwide Fleet Creates Demand for Aftermarket and Consumables Products. The size of the worldwide fleet is important to us since the proper maintenance of the fleet generates ongoing demand for spare parts, refurbishment retrofits, fasteners and other consumables products. Our substantial existing installed base of products typically generates continued retrofit, replacement, upgrade, refurbishment, repair and spare parts revenue as airlines maintain their aircraft interiors, as well as demand for consumables to support the active fleets of commercial aircraft, business jets and military aircraft. For the years ended December 31, 2012 and 2011, approximately 39% and 40%, respectively, of our revenues were derived from the aftermarket. In addition, aftermarket revenues are generally driven by aircraft usage, and as such, have historically tended to recover more quickly than revenues from OEMs. As used in this Form 10-K, aftermarket sales include sales to support existing commercial and business jet fleets. We believe that there are substantial growth opportunities for retrofit programs for the wide-body aircraft that service international routes and that the major global airlines will need to invest in cabin interiors for their international fleets or face the prospect of losing market share on their international routes. Additionally, the expected growth in the worldwide fleet will serve to increase the size of our installed base.

Opportunity to Substantially Expand Our Addressable Markets through our Consumables Management Business. Our consumables management business leverages our key strengths, including marketing and service relationships with most of the world’s airlines, commercial aircraft OEMs and their suppliers, business jet OEMs and their suppliers, MROs and the military. As approximately 34% of consumables demand is generated by the aftermarket, demand for aerospace hardware, fasteners, bearings, seals, gaskets, lighting products, electrical components and other consumables is expected to increase over time as the fleet expands, similar to the market for cabin interior products. The aerospace and military OEMs are increasingly outsourcing to subcontract manufacturers, driving a channel shift, which is benefiting distributors, such as our consumables management segment, as many of these subcontractors tend to purchase through distributors. In addition, aerospace manufacturers, airlines, MROs and suppliers in other industries are increasingly seeking companies such as our consumables management segment to provide a customized single point of contact for inventory management, customized invoicing, automated forecasting and usage monitoring, centralized communications and tracking across their supply base.

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

Growth in New Aircraft Introductions Leads to New Cabin Interior Product Introductions and Major Retrofit Opportunities. According to Airbus, 20 customers have placed orders for 262 of the new Airbus A380 super wide-body aircraft and 32 customers have placed 582 orders for the new A350 XWB. According to Boeing, through December 31, 2012, 56 customers have placed orders for 848 of the new B787 wide-body aircraft. We believe the airliners often use the occasion of introduction into service of a new aircraft fleet type to introduce next generation cabin interior products. In such cases, we believe airlines will also invest in programs to retrofit their existing fleets to incorporate these new interior products and configurations in order to enhance their revenue and/or cost advantages realized on the new fleets and to maintain product and service commonality.

Growing Requirement for Thermal and Power Management Solutions. Demand for aerospace thermal and power management products and systems is expected to grow over the next decade as a result of changing electronics technologies at both the component and system levels as well as the continued introduction of MEA, such as the Boeing B787, B747-8 and the Airbus A350. We believe power management products have become critical components for the newer MEA and demand for innovative power management solutions should grow as power and computing power requirements increase, as space becomes more limited and as heat dissipation and payload weight become more critical. We believe our ability to integrate advanced power management technology with industry leading thermal packaging designs into current and future cabin interior products and systems will address the expected growing demand for sophisticated power management solutions in aircraft cabin interior products.

Long-Term Growth in Business Jet and VIP Aircraft Markets. Business jet deliveries were down 4% in 2012 at 657 aircraft as compared to 2011 after decreasing by 7% in 2011 as compared to 2010. According to industry sources, new business jet deliveries in 2013 are expected to increase by approximately 7%, and average annual deliveries of new business jets are expected to increase by an approximate 13% CAGR over the four-year period ending December 31, 2016.

Business Strategy

Our business strategy is to maintain a leadership position and to best serve our customers by:

●	Offering the broadest and most innovative products and services in the industry;

●	Offering a broad range of engineering services including design, integration, installation and certification services and aircraft reconfiguration;

●	Pursuing the highest level of quality in every facet of our operations, from the factory floor to customer support;

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

The following is a summary of revenues for each of our segments:

	Year Ended December 31,
	2012		2011		2010
		% of		% of		% of
	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues

Commercial aircraft	$1,551.2	50.3%	$1,302.0	52.1%	$997.5	50.3%
Consumables management	1,171.0	37.9%	943.5	37.7%	772.9	38.9%
Business jet	363.1	11.8%	254.3	10.2%	213.8	10.8%
Total revenues	$3,085.3	100.0%	$2,499.8	100.0%	$1,984.2	100.0%

Commercial Aircraft Segment

Seating products. We believe, based on our experience in the industry, that we are the world's leading manufacturer of aircraft seats, offering a wide selection of first class, business class, tourist class and regional aircraft seats. A typical seat manufactured and sold by us includes the seat frame, cushions, armrests, tray table and a variety of optional features such as adjustable lumbar supports, electrical actuation systems, footrests, reading lights, head/neck supports, and other comfort amenities. We also integrate a wide variety of in-flight entertainment equipment into our seats, which is supplied to us by our customers or third-party suppliers. We estimate that, as of December 31, 2012, we had an aggregate installed base of products produced by our commercial aircraft segment, valued at replacement prices, of approximately $8.1 billion.

First and Business Class Seats. Based upon major airlines' program selection and our backlog, we believe we are the leading worldwide manufacturer of premium class seats. Our line of first class lie-flat seats incorporates full electric actuation, an electric ottoman, privacy panels and sidewall-mounted tables. Our business class seats incorporate features developed over 25 years of seating design. The business class seats include electrical or mechanical actuation, PC power ports, iPod connectivity, telephones, individual video monitors, leg rests, adjustable lumbar cushions, four-way adjustable headrests and fiber optic reading lights. The first and business class products are substantially more expensive than tourist class seats due to these luxury appointments.

Tourist Class and Regional Jet Seats. We believe, based on our installed base, that we are a leading worldwide manufacturer of tourist class seats and regional aircraft seats. We believe our Spectrum® coach class seat has become the industry's most popular seat platform for single-aisle aircraft since its launch in late 2002. We believe the seat improves comfort and offers significantly improved passenger living space as well as benefiting the airlines with simplified maintenance and spare parts purchasing. Spectrum® was engineered for use across the entire single-aisle aircraft fleet, including regional jets. In 2010, we introduced our new patented Pinnacle® main cabin seating platform, which we believe is the industry’s lightest full-featured seat.The Pinnacle® seat platform utilizes advanced proprietary technologies that we believe significantly reduces cost of ownership, simplifies maintenance and increases overall passenger living space and comfort. Since its launch, the Pinnacle® seating platform has received awards to equip more than 1,800 new or existing aircraft, surpassing the Spectrum® in popularity and making the Pinnacle® the most successful new product launch in our history and of the whole seating industry, as measured by the number of contract awards. These awards are valued at approximately $1 billion and are for both narrow-body and wide-body aircraft.

Spares. Aircraft seats require regularly scheduled maintenance in the course of normal passenger use. Airlines depend on seat manufacturers and secondary suppliers to provide spare parts and kit upgrade programs. As a result, a significant market exists for spare parts and kit upgrades.

Oxygen Delivery Systems. We believe, based on our experience in the industry, that we are the leading manufacturer of oxygen storage, distribution and delivery systems for both commercial and business jet aircraft. We have the capability to both produce all required components and to fully integrate overhead passenger service units with either chemical or gaseous oxygen equipment. Our oxygen equipment has been approved for use on all Boeing and Airbus aircraft and is also found on essentially all general aviation and VIP aircraft. The Boeing 787 was the first aircraft equipped with a passenger oxygen system using our advanced Pulse OxygenTM and passenger service unit technology. Airbus has also selected us to provide similar technology for its passenger and crew oxygen systems for the A350 XWB. We have also been selected by both Boeing and Airbus to provide installed lavatory oxygen as their preferred line-fit solution for all platforms.

Coffee Makers/Water Boilers, Ovens, and Refrigeration Equipment. We believe, based on our experience in the industry, that we are the leading manufacturer of aircraft coffee and beverage makers. We manufacture a broad line of coffee makers, including the Endura® beverage maker, coffee warmers and water boilers, and a Combi Unit® which will both brew coffee and boil water for tea while utilizing 25% less electrical power than traditional 5,000-watt water boilers. We also manufacture a cappuccino/espresso maker. We believe, based on our experience in the industry, that we are the leading manufacturer of a broad line of specialized ovens, including high efficiency convection ovens, steam ovens and warming ovens. Our DS Steam OvenTM uses a method of preparing in-flight food by maintaining constant temperature and moisture in the food. Our DS Steam OvenTM addresses the airlines' need to provide a wider range of food offerings than can be prepared by convection ovens. We believe, based on our experience in the industry, that we are the worldwide industry leader in the design, manufacture and supply of commercial aircraft refrigeration equipment. We manufacture self-contained wine and beverage chillers, refrigerators/freezers and galley air chilling systems.

Modular Lavatory, Wastewater Systems and Galley Systems. We recently entered the modular lavatory systems market. Our modular lavatory system utilizes our patent pending, Spacewall® technology, which frees up floor space in the cabin, creating the opportunity to add up to six incremental passenger seats on each airplane. The modular lavatory systems will integrate our technologically advanced Aircraft Ecosystems® vacuum toilet, long-life LED lighting and our tamper proof, state-of-the-art lavatory oxygen system. We believe our Aircraft Ecosystems® vacuum toilets have 25% greater reliability than existing systems and allow components to be replaced in a few minutes, as compared to up to an hour for existing systems. We have been selected by Boeing to become the exclusive manufacturer of the modular lavatory systems for Boeing’s Next-Generation 737 airplane. Our innovative SFE system will become standard equipment on all Boeing 737 NG’s, as well as the 737 MAX which enters service later this decade. We believe that retrofit demand for our lavatory systems could be substantial. We have also entered the vacuum wastewater system market. Our vacuum wastewater system incorporates a proprietary design which we believe eliminates the primary cause of failure which plagues other vacuum systems. In addition, we believe our systems include advanced proprietary components and systems that will significantly lower the overall cost of ownership, simplify maintenance and improve lavatory hygiene as our system is rolled out to additional commercial and business jet platforms. We believe the cost of ownership savings will be achieved through weight savings and reliability improvements as a result of combining our proprietary composite components with optimized integrated systems. Our wastewater systems are configurable so savings can be realized on both new aircraft and existing in-service aircraft. We believe the design modularity will reduce airframe corrosion issues and provide for simplified, faster maintenance and ease of removal, resulting in up to a 60% reduction in service time. Our innovative, modular approach to the design of galley systems allows the airlines to select galley positions and configurations for their specific operational needs, while minimizing total aircraft system weight. We have been selected by Airbus to provide next generation galley systems for the Airbus A350 aircraft, which is designed to accommodate the aircraft’s “flex zones” allowing airlines to select from a wide range of galley configurations.

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

Consumables Management Segment

We believe, based on our experience in the industry, that we are the world’s leading distributor and value-added service provider of aerospace fasteners and other consumables, and that we offer one of the broadest lines of aerospace hardware and inventory management services worldwide. Through organic growth and the strategic acquisitions of HCS in 2008, Satair in 2010, as well as UFC and Interturbine in 2012, we believe we have become our industry’s leading provider of aerospace consumable products and supply chain management services. We have historically shipped approximately 60% of our orders within 24 hours of receipt of the order. With a diverse and large customer base wanting access to over one million SKUs, we serve as a distributor for every major aerospace fastener manufacturer. Our service offerings include inventory management and replenishment, creative and differential supply chain solutions such as 3PL and 4PL programs, special packaging and bar-coding, sophisticated parts kitting, quality assurance testing and a wide variety of purchasing assistance programs, plus the latest in electronic data interchange capability. Our seasoned purchasing and sales teams, coupled with state-of-the-art information technology and automated parts retrieval systems, sustain our reputation for high quality and overnight delivery.

Business Jet Segment

We believe, based on our experience in the industry, that we are a leading manufacturer of a broad product line of furnishings for business jets. Our products include a complete line of business jet seating and sofa products, including electric fully berthing lie-flat seats, direct and indirect lighting, air valves and oxygen delivery systems as well as sidewalls, bulkheads, credenzas, closets, galley structures, lavatories, wastewater systems and tables. We have the capability to provide complete interior packages for business jets and executive VIP or head-of-state aircraft interiors, including design services, interior components and program management services.

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

We estimate that, as of December 31, 2012, we had an aggregate installed base of business jet and super first class equipment, valued at replacement prices, of approximately $1.4 billion.

Research, Development and Engineering

We work closely with commercial airlines, business jet and aerospace manufacturers and global leasing companies to improve existing products and identify customers' emerging needs. Our expenditures in research, development and engineering totaled $191.7 million, $158.6 million and $112.8 million for the years ended December 31, 2012, 2011 and 2010, respectively, representing 6.2%, 6.3% and 5.7% of revenues, respectively, for each of those years. We employed 1,724 professionals in engineering, research and development and program management as of December 31, 2012. We believe, based on our experience in the industry, that we have the largest engineering organization in the cabin interior products industry, with mechanical, electrical, electronic and software design skills, as well as substantial expertise in program management, materials composition and custom cabin interior layout design and certification.

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

We believe that airlines prefer our integrated worldwide marketing approach, which is focused by airline and encompasses our entire product line. Led by senior executives, teams representing each product line serve designated airlines that together accounted for the vast majority of the purchases of products manufactured by our commercial aircraft segment, including our super first class products. Our teams have developed customer-specific strategies to meet each airline's product and service needs. We also staff "on-site" customer engineers at major airlines and airframe manufacturers to represent our entire product line and to work closely with customers to develop specifications for each successive generation of products required by the airlines. These engineers help customers integrate our wide range of cabin interior products and assist in obtaining the applicable regulatory certification for each particular product or cabin configuration. Through our on-site customer engineers, we expect to be able to more efficiently design and integrate products that address the requirements of our customers. We provide program management services, integrating all on-board cabin interior equipment and systems, including installation and FAA certification, allowing airlines to substantially reduce costs. We believe that we are the only supplier in the commercial aircraft cabin interior products industry with the size, resources, breadth of product line and global product support capability to operate in this manner.

Traditionally, we, and our competitors, have sold customized cabin interior products directly to the airlines. Commencing with the launch of the Boeing 787 and Airbus A350 XWB, we began a campaign to develop a range of additional aircraft interior products and to market these new interior systems directly to Boeing and Airbus, thereby potentially increasing our content per aircraft. During 2011, Boeing selected us as the exclusive manufacturer of modular lavatory systems for Boeing’s 737 airplane, in a program initially valued in excess of $800 million, exclusive of retrofit orders, which we believe could be substantial. This innovative SFE system will become standard equipment on all Boeing 737 NG’s and the Boeing 737 MAX. We have also been selected by Boeing to manufacture our LED cabin lighting for the next generation Boeing 737 Sky Interior aircraft. To date, we have also been selected by Boeing to manufacture our patented Pulse OxygenTM system and passenger service units for the B787 and B747-8, by Airbus to manufacture our next generation galley systems and our patented passenger oxygen delivery system for the A350 XWB and by several major business jet manufacturers to provide vacuum wastewater systems. As of December 31, 2012, the SFE programs we have won are currently expected to generate approximately $4.5 billion in revenues over time, and are expected to significantly increase our content per aircraft type. We believe we were successful in our initiative as a result of our extensive experience with other cabin interior products, and our continuous focus on new product development.

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

We believe that our large installed base, our timely responsiveness in connection with the custom design, manufacture, delivery and after-sales customer service and product support, our broad product line and stringent customer and regulatory requirements, all present barriers to entry for potential new competitors in the cabin interior products and thermal and power management markets. Our principal competitors for our commercial aircraft segment are Groupe Zodiac S.A., Keiper Recaro GmbH, Diehl Aerospace and Jamco America, Inc.

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

We market our business jet products directly to all of the world's general aviation airframe manufacturers, completion centers and operators. Business jet owners typically rely upon the airframe manufacturers and completion centers to coordinate the procurement and installation of their interiors. Business jet owners select manufacturers of business jet products on a basis similar to commercial aircraft interior products: customer design capabilities, product quality and performance, on-time delivery, after-sales customer service, product support and price. Barriers to entry include regulatory requirements, our large installed product base, our custom design capability, manufacturing capability, delivery, after-sales customer service, product support and our broad product line. The market for business jet products is highly fragmented, consisting of numerous competitors including a wholly-owned subsidiary of United Technologies Corp.

As of December 31, 2012, our direct sales, marketing and product support organizations consisted of 959 employees. In addition, we currently retain 82 independent sales representatives. Our sales to non-U.S. customers were approximately $1.6 billion and $1.2 billion during the years ended December 31, 2012 and 2011, respectively, which represents approximately 52% and 48% of revenues, respectively. Approximately 67% of our total revenues were derived from airlines, aircraft leasing companies, MROs, and other commercial aircraft operators during each of the two years ended December 31, 2012. Approximately 39% and 40% of our revenues during the years ended December 31, 2012 and 2011, respectively, were from the aftermarket.

Backlog

Our backlog at December 31, 2012 was $3.75 billion, as compared with backlog of $3.5 billion at December 31, 2011 and $3.1 billion at December 31, 2010. The charts below reflect information related to the backlog by geographic region and the expected roll-out of backlog.

SFE program awards will be added to backlog when we receive purchase orders or otherwise are provided with specificity regarding delivery dates. At December 31, 2012, we estimate the value of these awards at $4.5 billion.

Total backlog, both booked and awarded but unbooked, expanded to a record $8.25 billion, an increase of 4.4% from December 31, 2011.

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

In May 2009, our Structures and Integration Group in Marysville, WA was granted FAA Organization Designation Authorization (“ODA”) that includes delegated authority to issue Supplemental Type Certificates (“STC”) and produce parts under a FAA Production Certificate (“PC”). Our ODA STC allows us to reconfigure the interior of airplanes, install crew rests, install satellite communications and perform passenger-to-freighter conversions on all major transport category aircraft types. Under our ODA STC we can approve the design of an aircraft modification and the parts that go into it, and issue the STC in support of the return to service of the modified airplane. This authorization allows us to install new and prototype parts on the aircraft and upon STC issuance add these parts to our PC and designate them as airworthy approved production parts.

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

Patents

We currently hold 323 U.S. patents and 361 foreign patents, as well as 219 U.S. patent applications and 364 foreign patent applications covering a variety of products. We believe that the termination, expiration or infringement of one or more of such patents would not have a material adverse effect on us.

Employees

As of December 31, 2012, we had approximately 9,500 employees. Approximately 62% of our employees are engaged in manufacturing/distribution operations, quality and purchasing, 18% in engineering, research and development and program management, 10% in sales, marketing and product support and 10% in finance, human resources, information technology, legal and general administration. Unions represent approximately 5% of our worldwide employees. One domestic labor contract, representing approximately 1% of our employees, expires in October 2014. The labor contract with the only other domestic union, which represents 4% of our employees, expires in May 2015. The remaining portion of our unionized employees are located in the United Kingdom, the Netherlands and Germany, which tend to have government mandated union organizations. We consider our employee relations to be good.

Financial Information About Segments and Foreign and Domestic Operations

Financial and other information by segment and relating to foreign and domestic operations for the years ended December 31, 2012, 2011 and 2010, is set forth in note 13 to our consolidated financial statements.

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

ITEM 1A. RISK FACTORS

You should carefully consider the following risks and uncertainties, along with the other information contained in or incorporated by reference in this Form 10-K. If any of the following events actually occur, our business, financial condition and financial results could be materially adversely affected. Additional risks and uncertainties that we do not presently know about or currently believe are not material may also adversely affect our business and operations.
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

Although the economy has exhibited signs of recovery, global financial markets have experienced extreme volatility and disruption for more than three years, which, at times, reached unprecedented levels as a result of the financial crisis affecting the banking system and participants in the global financial markets. Concerns over the tightening of the corporate credit markets, inflation, energy costs and the dislocation of the residential real estate and mortgage markets have contributed to the volatility in the global financial markets and, together with the global financial crisis, have created uncertainties for global economic conditions in the future. The airline and business jet industries are sensitive to changes in economic conditions. In 2008 and 2009, the airline industry parked aircraft, delayed new aircraft purchases and deliveries of new aircraft, deferred retrofit programs and depleted existing inventories. The business jet industry was also severely impacted by both the recession and by declining corporate profits.

Unfavorable economic conditions have also caused reduced spending for both leisure and business travel, which has negatively affected the airline and business jet industries. According to IATA, the economic downturn, combined with the high fuel prices experienced during most of 2009, contributed to the worldwide airline industry’s loss of approximately $4.6 billion in 2009. In addition, as a result of the decline in both traffic and airfares following the September 11, 2001 terrorist attacks and threats of future terrorist attacks, SARS and H1N1 outbreaks, the conflicts in Iraq and Afghanistan, as well as other factors, such as increases in fuel costs and heightened competition from low-cost carriers, the world airline industry lost a total of approximately $52.8 billion during the period from 2001 to 2009, which caused a significant number of airlines worldwide to declare bankruptcy or cease operations during this period.

While the global airline industry has experienced a significant rebound, generating profits of approximately $8.8 billion in 2011 and an estimated $6.7 billion in 2012, due to a number of factors beyond our control, the commercial and business jet industries could experience a difficult operating environment. As an example, the operating environment would be negatively impacted by increasing fuel prices, consolidation in the industry, changes in regulation, terrorism, safety, environmental and health concerns and labor issues. Many of these factors could have a negative impact on air travel, which could materially adversely affect our operating results.

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

While the majority of our operations are based domestically, we have significant manufacturing operations based internationally with facilities in the United Kingdom, the Netherlands and Germany. In addition, we sell our products to airlines all over the world. Our customers are located primarily in North America, Europe, Asia, the Pacific Rim, South America and the Middle East. As a result, 52% and 48% of our revenues for the years ended December 31, 2012 and 2011, respectively, were to customers located outside the United States. Volatile international economic, political and market conditions may have a negative impact on our operating results and our ability to achieve our goals.

In addition, we have a number of subsidiaries in foreign countries (primarily in Europe), which have sales outside the United States. As a result, we are exposed to currency exchange rate fluctuations as a portion of our net sales and expenses are denominated in currencies other than the U.S. dollar. Approximately 28% and 30% of our sales during the years ended December 31, 2012 and 2011, respectively, came from our foreign operations. Fluctuations in the value of foreign currencies affect the dollar value of our net investment in foreign subsidiaries, with these fluctuations being included in a separate component of stockholders’ equity. At December 31, 2012, we reported a cumulative foreign currency translation adjustment of approximately $32.1 million in stockholders’ equity as a result of foreign currency adjustments, and we may incur additional adjustments in future periods. In addition, operating results of foreign subsidiaries are translated into U.S. dollars for purposes of our statement of operations at average monthly exchange rates. Moreover, to the extent that our revenues are not denominated in the same currency as our expenses, our net earnings could be materially adversely affected. For example, a portion of labor, material and overhead costs for goods produced in our production facilities in the United Kingdom, Germany and the Netherlands are incurred in British pounds or Euros, but the related sales revenues are generally denominated in U.S. dollars. Changes in the value of the U.S. dollar or other currencies could result in material fluctuations in foreign currency translation amounts or the U.S. dollar value of transactions and, as a result, our net earnings could be materially adversely affected.

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

We may incur additional debt under our current revolving credit facility or through new borrowings to finance our operations or for future growth, including funding acquisitions. A high degree of leverage could have important consequences to us. For example, it could:

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

We depend on manufacturing firms to support our operations through the timely supply of products. Our suppliers may experience capacity constraints that may result in their inability to supply us with products in a timely fashion, with adequate quantities or at a desired price. Factors affecting the manufacturing sector can include labor disputes, general economic issues, and changes in raw material and energy costs. Natural disasters such as earthquakes or hurricanes, as well as political instability and terrorist activities, may negatively impact the production or delivery capabilities of our suppliers as well. These factors could lead to increased prices for our inventory, curtailment of supplies and the unfavorable allocation of product by our suppliers, which could reduce our revenues and profit margins and harm our customer relations. Significant disruptions in our supply chain could negatively impact our results of operations.

Our total assets include substantial intangible assets. The write-off of a significant portion of intangible assets would negatively affect our reported financial results.

Our total assets reflect substantial intangible assets. At December 31, 2012, goodwill and identified intangibles, net, represented approximately 39% of our total assets. Intangible assets consist principally of goodwill and other identified intangible assets associated with our acquisitions. On at least an annual basis, we assess whether there has been an impairment in the value of goodwill and other intangible assets with indefinite lives. If the carrying value of the tested asset exceeds its estimated fair value, impairment is deemed to have occurred. In this event, the amount is written down to fair value. Under generally accepted accounting principles in the United States, this would result in a charge to operating earnings. Any determination requiring the write-off of a significant portion of goodwill or unamortized identified intangible assets would negatively affect our results of operations and total capitalization, which could be material. We also performed our annual testing of impairment of goodwill for the years ended December 31, 2010, 2011 and 2012. There was no impairment recorded in 2010, 2011 or 2012. As of December 31, 2012, the remaining balances of goodwill and intangible assets were $1,484.2 million and $484.5 million, respectively.

We have a significant backlog that may be deferred or may not be entirely realized.

As of December 31, 2012, we had approximately $3.75 billion of backlog. Given the nature of our industry and customers, there is a risk that orders forming part of our backlog may be cancelled or deferred due to economic conditions or fluctuations in our customers’ business needs, purchasing budgets or inventory management practices. For example, at December 31, 2008, while no major retrofit programs were cancelled, several large retrofit programs that were scheduled for delivery in 2009 were deferred until 2010 and 2011, which negatively impacted our revenues and profits for 2009. Failure to realize sales from our existing or future backlog would negatively impact our financial results.

We have significant financial and operating restrictions in our debt instruments that may have an adverse effect on our operations.

The credit agreement governing our senior bank borrowings and the indentures governing our senior notes contain numerous financial, operating and/or negative covenants that limit our ability to incur additional or repay existing indebtedness, to create liens or other encumbrances, to make certain payments and investments, including dividend payments, to engage in transactions with affiliates, to engage in sale/leaseback transactions, to guarantee indebtedness and to sell or otherwise dispose of assets and merge or consolidate with other entities. Agreements governing future indebtedness could also contain significant financial and operating restrictions. A failure to comply with the obligations contained in any current or future agreement governing our indebtedness could result in an event of default under our current or any future credit facility, our current or any future indenture or agreements governing our debt securities, which could permit acceleration of the related debt and acceleration of debt under other instruments that may contain cross acceleration or cross default provisions. We may not have, or may not be able to obtain, sufficient funds to make any required accelerated payments.

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

We incur risks associated with new programs.

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

We have never paid a cash dividend and do not plan to pay cash dividends on our common stock in the foreseeable future. We intend to retain our earnings to finance the development and expansion of our business and to repay indebtedness. Also, our ability to declare and pay cash dividends on our common stock is restricted by customary covenants in our current revolving credit facility and may be restricted by customary covenants in our future agreements governing future debt.

If the price of our common stock fluctuates significantly, stockholders could incur substantial losses of any investment in our common stock.

The price of our common stock is subject to sudden and material increases and decreases, and decreases could adversely affect investments in our common stock. For example from January 1, 2012 through December 31, 2012, the sale price of our common stock fluctuated between $36.51 and $49.50. The price of our common stock could fluctuate widely in response to:

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of December 31, 2012, we had 35 principal operating facilities, one administrative facility, and one research and development facility, which comprised an aggregate of approximately 3.9 million square feet of space. The following table describes the principal facilities and indicates the location, function, approximate size, and ownership status of each location.

Segment	Location	Purpose	Facility Size (Sq. Feet)	Ownership

Commercial Aircraft	Winston-Salem, North Carolina	Manufacturing	469,000	Leased
	Batangas, Philippines	Manufacturing	290,500	Leased
	Kilkeel, Ireland	Manufacturing	176,000	Leased/Owned
	Marysville, Washington	Manufacturing	142,500	Leased
	Lenexa, Kansas	Manufacturing	130,000	Leased
	Leighton Buzzard, United Kingdom	Manufacturing	129,000	Owned
	Anaheim, California	Manufacturing	108,900	Leased
	Simpsonville, South Carolina	Manufacturing	95,000	Owned
	Lubeck, Germany	Manufacturing	91,200	Leased
	Fullerton, California	Manufacturing	91,100	Leased
	Westminster, California	Manufacturing	85,000	Leased
	Mountainhome, Pennsylvania	Manufacturing	75,000	Owned
	Nieuwegein, the Netherlands	Manufacturing	60,000	Leased
	Hanover Park, Illinois	Manufacturing	60,000	Leased
	Hawthorne, California	Manufacturing	52,100	Leased
	Savannah, Georgia	Manufacturing	50,500	Leased
	Hampton, New Hampshire	Manufacturing	49,600	Leased
	Rockford, Illinois	Manufacturing	38,000	Leased
	Placentia, California	Manufacturing	26,500	Leased
Consumables Management	Miami, Florida	Distribution	504,200	Leased
	Kaltenkirchen, Germany	Distribution	90,500	Leased
	Hamburg, Germany	Distribution	80,000	Leased
	Stratford, Connecticut	Distribution	67,000	Leased
	Carson, California	Distribution	57,700	Leased
	Holtsville, New York	Distribution	50,000	Leased
	Wichita, Kansas	Distribution	49,000	Leased
	Rochford, United Kingdom	Distribution	48,000	Leased
	Chandler, Arizona	Distribution	47,400	Leased
	Earth City, Missouri	Distribution	47,000	Leased
	Tucson, Arizona	Distribution	40,500	Leased
Business Jet	Fenwick, West Virginia	Manufacturing	148,800	Owned
	Miami, Florida	Manufacturing	142,000	Leased
	Tucson, Arizona	Manufacturing	140,000	Leased
	Nogales, Mexico	Manufacturing	97,400	Leased
	Holbrook, New York	Manufacturing	33,200	Leased
	Hyderabad, India	R&D	24,800	Leased
Corporate	Wellington, Florida	Administrative	31,300	Leased/Owned

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

	Year Ended December 31,
	(Amounts in Dollars)
	2012		2011
	High	Low	High	Low
First Quarter	$48.48	$38.36	$40.81	$32.53
Second Quarter	48.24	39.68	41.12	35.37
Third Quarter	44.76	36.51	42.85	29.14
Fourth Quarter	49.50	41.41	40.04	28.83

On February 12, 2013, the last reported sale price of our common stock as reported by NASDAQ was $53.64 per share. As of such date, based on information provided to us by Computershare, our transfer agent, we had approximately 2,003 registered holders, and because many of these shares are held by brokers and other institutions on behalf of the beneficial holders, we are unable to estimate the number of beneficial shareholders represented by these holders of record.

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

The following line graph compares the annual percentage change in our cumulative total shareholder return on our common stock relative to the cumulative total returns of the S&P 500, the NASDAQ Composite Index and the Dow Jones US Aerospace & Defense Index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each of the indexes on 12/31/2007 and its relative performance is tracked through 12/31/2012.

During the twelve-month period ended December 31, 2012 we repurchased 60,266 shares of our common stock from employees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting of restricted stock grants. 1,975, 4,890, 808 and 52,593 of these shares were repurchased and deemed cancelled in the first, second, third and fourth quarters of 2012, respectively. These shares were not part of a publicly announced program to purchase common shares.

ITEM 6.	SELECTED FINANCIAL DATA (In millions, except per share data)

The financial data for each of the years in the five-year period ended December 31, 2012 have been derived from audited financial statements. The following financial information is qualified by reference to, and should be read in conjunction with, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our historical financial statements, including notes thereto, which are included in Item 15 of this Form 10-K. Our historical results are not necessarily indicative of our future results.

	Year Ended December 31,
	2012	2011	2010	2009	2008
Statements of Earnings (Loss) Data:
Revenues	$3,085.3	$2,499.8	$1,984.2	$1,937.7	$2,110.0
Cost of sales	1,921.2	1,563.5	1,263.7	1,268.5	1,386.5
Selling, general and administrative	432.4	349.7	291.7	270.5	238.3
Research, development and engineering	191.7	158.6	112.8	102.6	131.4
Asset impairment charge (1)	--	--	--	--	390.0
Operating earnings (loss)	540.0	428.0	316.0	296.1	(36.2)
Operating margin	17.5%	17.1%	15.9%	15.3%	(1.7%)
Interest expense, net	124.4	105.0	92.2	88.4	48.0
Debt prepayment costs (2)	82.1	--	12.4	3.1	3.6
Earnings (loss) before income taxes	333.5	323.0	211.4	204.6	(87.8)
Income taxes	99.8	95.2	68.1	62.6	11.6
Net earnings (loss)	$233.7	$227.8	$143.3	$142.0	$(99.4)

Basic net earnings (loss) per share:
Net earnings (loss)	$2.29	$2.25	$1.44	$1.44	$(1.05)
Weighted average common shares	102.2	101.1	99.7	98.5	94.3

Diluted net earnings (loss) per share:
Net earnings (loss)	$2.27	$2.24	$1.42	$1.43	$(1.05)
Weighted average common shares	102.9	101.9	100.9	99.3	94.3

Balance Sheet Data (end of period):
Working capital	$2,005.9	$1,604.9	$1,355.6	$1,286.9	$1,173.7
Goodwill, intangible and other assets, net	2,036.9	1,444.1	1,436.3	1,087.9	1,081.7
Total assets	5,106.4	3,837.3	3,418.0	2,840.1	2,930.1
Long-term debt, net of current maturities	1,960.2	1,245.0	1,245.1	1,018.5	1,117.2
Stockholders' equity	2,178.9	1,872.6	1,604.0	1,447.5	1,266.5
Other Data:
Depreciation and amortization	$75.0	$62.1	$52.4	$49.5	$40.7

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

(2) During the year ended December 31, 2012, we incurred a loss on debt extinguishment of $82.1 related to unamortized debt issue costs and fees and expenses related to the repurchase of its 8.5% Notes. During the year ended December 31, 2010, we also prepaid our bank credit facility, replacing it with a $750.0 revolving line of credit which resulted in $12.4 of debt prepayment costs.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (In millions, except per share data)

OVERVIEW

Based on our experience in the industry, we believe we are the world’s largest manufacturer of cabin interior products for commercial aircraft and for business jets and the leading aftermarket distributor and value added service provider of aerospace fasteners and other consumables products and services. We sell our manufactured products directly to virtually all of the world’s major airlines and aerospace manufacturers. In addition, based on our experience, we believe that we have achieved leading global market positions in each of our major product categories, which include:

●	a broad line of aerospace fasteners and other consumables, consisting of over one million SKUs, primarily serving the commercial aerospace and business jet industries;

●	commercial aircraft seats, including an extensive line of super first class, first class, business class, tourist class and regional aircraft seats;

●
a full line of aircraft food and beverage preparation and storage equipment, including coffee makers, water boilers, beverage containers, refrigerators, freezers, chillers and a line of ovens that includes microwave, high efficiency convection and steam ovens;

●	modular lavatory systems, wastewater management systems and galley systems;

●	both chemical and gaseous aircraft oxygen storage, distribution and delivery systems, protective breathing equipment and a broad range of lighting products; and

●
business jet and general aviation interior products, including an extensive line of executive aircraft seats, direct and indirect overhead lighting systems, passenger and crew oxygen systems, air valve systems, and high-end furniture and cabinetry.

  We provide comprehensive aircraft cabin interior reconfiguration, program management and certification services. In addition, we also design, engineer and manufacture customized fully integrated thermal and power management solutions for participants in the defense industry, aerospace OEMs and the airlines.

We generally derive our revenues from refurbishment or upgrade programs for the existing worldwide fleets of commercial and general aviation aircraft and from the sale of our cabin interior equipment for new aircraft deliveries as well as consumable products for both the new build market and the aftermarket. For the 2012, 2011 and 2010 years, approximately 39%, 40% and 47% of our revenues, respectively, were derived from the aftermarket, with the remaining portions attributable to the sale of cabin interior equipment associated with new aircraft deliveries. We believe our large installed base of commercial and general aviation aircraft cabin interior products for the principal products of the type which we manufacture, valued at replacement prices, of approximately $9.5 billion as of December 31, 2012, gives us a significant advantage over our competitors in obtaining orders both for spare parts and for refurbishment programs, principally due to the tendency of the airlines to purchase equipment for such programs from the incumbent supplier. Approximately 56% of our backlog is expected to be delivered over the next twelve months, and approximately 22% is expected to be delivered over the following twelve month period.

We conduct our operations through strategic business units that have been aggregated under three reportable segments: commercial aircraft, consumables management and business jet.

Revenues by reportable segment for the years ended December 31, 2012, 2011 and 2010 were as follows:

	Year Ended December 31,
	2012		2011		2010
		% of		% of		% of
	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues

Commercial aircraft	$1,551.2	50.3%	$1,302.0	52.1%	$997.5	50.3%
Consumables management	1,171.0	37.9%	943.5	37.7%	772.9	38.9%
Business jet	363.1	11.8%	254.3	10.2%	213.8	10.8%
Total revenues	$3,085.3	100.0%	$2,499.8	100.0%	$1,984.2	100.0%

Substantially all of our sales and purchases are denominated in U.S. dollars, which is consistent with the industry. Revenues by domestic and foreign operations for the years ended December 31, 2012, 2011 and 2010 were as follows:

	Year Ended December 31,
	2012	2011	2010
Domestic	$2,230.1	$1,750.2	$1,422.6
Foreign	855.2	749.6	561.6
Total revenues	$3,085.3	$2,499.8	$1,984.2

Revenues by geographic segment (based on destination) for the years ended December 31, 2012, 2011 and 2010 were as follows:

	Year Ended December 31,
	2012		2011		2010
		% of		% of		% of
	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues

U.S.	$1,499.5	48.6%	$1,296.4	51.9%	$1,005.6	50.7%
Europe	755.9	24.5%	606.0	24.2%	495.1	25.0%
Asia, Pacific Rim,
Middle East and other	829.9	26.9%	597.4	23.9%	483.5	24.3%
Total revenues	$3,085.3	100.0%	$2,499.8	100.0%	$1,984.2	100.0%

Between 1989 and 2006, we substantially expanded the size, scope and nature of our business through 28 acquisitions for an aggregate purchase price of approximately $1.2 billion. In 2008 we acquired HCS for the aggregate purchase price of approximately $1.0 billion. The HCS business distributed consumables parts and supplies to aviation industry manufacturers, airlines and aircraft repair and overhaul facilities. The combination of HCS with our consumables management segment positioned us as the leading global distributor and value-added provider of aerospace fasteners and other consumable products. The combined business serves as a distributor for every major aerospace fastener manufacturer in the world.

In October 2010, we acquired Satair and TSI for a net purchase price of approximately $162 and $307, respectively. Satair is a distributor of consumables to European and Asia Pacific aerospace manufacturers and their suppliers and is included as a component of our consumables management segment. TSI is a market leader in the design, engineering and manufacturing of customized, fully integrated thermal management and interconnect solutions that address complex power management requirements of a broad range of customers in the aerospace and defense industries and is included as a component of our commercial aircraft segment. During 2011, we completed four smaller acquisitions to bolster key technologies and sold two non-core businesses, resulting in a net investment of approximately $41. In January 2012, we acquired UFC, a leading provider of complex supply chain management and inventory logistics solutions, for a net purchase price of approximately $405. In July 2012, we acquired Interturbine for a net purchase price of approximately $245. Interturbine’s product range includes chemicals, lubricants, hydraulic fluids, adhesives, coatings and composites. Interturbine also supplies fasteners, cables and wires, electronic components, electrical and electromechanical materials, tools, hot bonding equipment and ground equipment to its primary customer base of airlines and MROs globally. UFC and Interturbine are included as components of our consumables management segment.

New product development is a strategic initiative for us. Our customers regularly request that we engage in new product development and enhancement activities. We believe that these activities protect and enhance our leadership position. We believe our investments in research and development over the past several years have been the driving force behind our ongoing market share gains. At December 31, 2012 we employed approximately 1,724 engineers and program managers. Research, development and engineering spending was approximately 6.2% of sales during 2012. We expect research and development expenditures to remain at a similar percentage of sales for the next several years.

We also believe in providing our businesses with the tools required to remain competitive. In that regard, we have invested, and will continue to invest, in property and equipment that enhances our productivity. Taking into consideration recent program awards to deliver multi-year programs for various Airbus and Boeing aircraft, our targeted capacity utilization levels, recent acquisitions and current industry conditions, we expect that capital expenditures will be approximately $135 - $145 during 2013.

RESULTS OF OPERATIONS

Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011

Revenues for the year ended December 31, 2012 were $3,085.3, an increase of 23.4% as compared to 2011.

Revenues for each of our segments are set forth in the following table:

	Year Ended December 31,
				Percent
	2012	2011	Change	Change
Commercial aircraft	$1,551.2	$1,302.0	$249.2	19.1%
Consumables management	1,171.0	943.5	227.5	24.1%
Business jet	363.1	254.3	108.8	42.8%
Total revenues	$3,085.3	$2,499.8	$585.5	23.4%

For the year ended December 31, 2012, consolidated revenues of $3,085.3 increased $585.5, or 23.4%, as a result of a higher level of new aircraft deliveries, a higher level of aftermarket activity associated with the retrofit of existing aircraft, and ongoing maintenance of the global fleet of aircraft. Commercial aircraft segment (“CAS”) 2012 revenues of $1,551.2 increased by $249.2, or 19.1%, as compared with 2011. Consumables management segment (“CMS”) 2012 revenues of $1,171.0 increased by $227.5, or 24.1%, as compared with 2011. Business jet segment (“BJS”) 2012 revenues of $363.1 increased by $108.8, or 42.8%. Organic revenue growth, excluding the UFC and Interturbine acquisitions completed in 2012, was approximately 14.9%.

Cost of sales for 2012 of $1,921.2 increased by $357.7, as compared with the prior year, primarily due to the higher level of revenues. Cost of sales as a percentage of revenues was 62.3% in 2012 and decreased by 20 basis points as compared with 2011, primarily due to an improved mix of products sold, ongoing manufacturing efficiencies and global supply chain and program management initiatives.

Selling, general and administrative (“SG&A”) expenses for 2012 were $432.4, or 14.0% of revenues, as compared with $349.7, or 14.0% of revenues in 2011. The higher level of SG&A expense in the current year is primarily due to costs and expenses associated with a $585.5, or 23.4%, increase in revenues, recent acquisitions ($30.1) and acquisition, integration and transition (“AIT”) costs ($17.2).

Research, development and engineering expenses for 2012 were $191.7, or 6.2% of sales, as compared to $158.6, or 6.3%, of sales in 2011 and reflect the higher level of spending associated with customer specific engineering activities. 2012 research, development and engineering expenses include new product development activities and certification efforts related to a number of new products, including our modular lavatory system for the Boeing 737, lightweight vacuum wastewater management systems, trash compactors and LED lighting. The $33.1 increase in research, development and engineering expenses as a percentage of sales is primarily due to the higher level of new product development activities in our commercial aircraft segment associated with our record $8.25 billion booked and unbooked backlog. During 2012, we applied for 184 U.S. and foreign patents as compared with 145 during 2011.

For the year ended December 31, 2012, operating earnings of $540.0 increased 26.2% as compared with the prior year. Operating margin in 2012 of 17.5% expanded 40 basis points as compared with 2011 as a result of operating leverage at the higher level of sales volume and ongoing operational efficiency initiatives.

The following is a summary of operating earnings performance by segment:
	Year Ended December 31,
				Percent
	2012	2011	Change	Change
Commercial aircraft	$271.3	$216.0	$55.3	25.6%
Consumables management	216.7	183.1	33.6	18.4%
Business jet	52.0	28.9	23.1	79.9%
Total operating earnings	$540.0	$428.0	$112.0	26.2%

For the year ended December 31, 2012, CAS revenues of $1,551.2 increased 19.1% as compared with 2011. 2012 operating earnings were $271.3, an increase of 25.6% as compared with 2011. 2012 operating margin of 17.5% expanded by 90 basis points. The increase in 2012 operating earnings was primarily due to operating leverage at the higher revenue level and ongoing operational efficiency initiatives.

For the year ended December 31, 2012, CMS revenues of $1,171.0 increased 24.1% as compared with the prior year. CMS 2012 operating earnings were $216.7, an increase of 18.4% as compared with 2011. 2012 operating margin of 18.5% decreased by 90 basis points as compared with 2011 due to AIT costs ($17.2) and the acquisitions of UFC and Interturbine which currently have lower operating margins than the legacy CMS business. Operating margin excluding AIT costs was approximately 20.0%, up 10 basis points as compared with 2011.

For the year ended December 31, 2012, BJS revenues of $363.1 increased 42.8% and operating earnings of $52.0 increased $23.1, or 79.9%, as compared with 2011, primarily as a result of the increase in revenues, an improved mix of revenues and ongoing operational improvements.

Interest expense in 2012 of $124.4 was $19.4, or 18.5% higher than 2011, as a result of the higher debt level due to recent acquisitions and opportunistic financing completed in 2012. During 2012 we issued $1,300.0 of senior unsecured notes due 2022 at a weighted average effective yield of approximately 5.0%. We also redeemed $600.0 of 8.5% senior unsecured notes due July 2018, incurring $82.1 of debt prepayment costs.

2012 earnings before income taxes were $333.5, as compared to earnings before income taxes of $323.0 in 2011 for the reasons set forth above.

Income taxes during 2012 and 2011 were $99.8, or 29.9%, and $95.2, or 29.5% of earnings before income taxes, respectively.

2012 net earnings and net earnings per diluted share were $233.7 and $2.27, respectively, as compared to 2011 net earnings and net earnings per diluted share of $227.8 and $2.24, respectively, for the reasons described above.

Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010

Revenues for the year ended December 31, 2011 were $2,499.8, an increase of 26.0% as compared to 2010.

Revenues for each of our segments are set forth in the following table:

	Year Ended December 31,
				Percent
	2011	2010	Change	Change
Commercial aircraft	$1,302.0	$997.5	$304.5	30.5%
Consumables management	943.5	772.9	170.6	22.1%
Business jet	254.3	213.8	40.5	18.9%
Total revenues	$2,499.8	$1,984.2	$515.6	26.0%

For the year ended December 31, 2011, consolidated revenues of $2,499.8 increased $515.6, or 26.0%, as a result of a higher level of new aircraft deliveries, a higher level of aftermarket activity associated with the retrofit of existing aircraft, and ongoing maintenance of the global fleet of aircraft. CAS 2011 revenues of $1,302.0 increased by $304.5, or 30.5%, as compared with 2010. CMS 2011 revenues of $943.5 increased by $170.6, or 22.1%, as compared with 2010. BJS 2011 revenues of $254.3 increased by $40.5, or 18.9%. Organic revenue growth for 2011, excluding acquisitions completed in both 2011 and 2010, was approximately 16.5%.

Cost of sales for 2011 of $1,563.5 increased by $299.8, as compared with the prior year primarily due to the higher level of revenues. Cost of sales as a percentage of revenues was 62.5% in 2011 and decreased by 120 basis points as compared with 2010 primarily due to an improved mix of products sold, ongoing manufacturing efficiencies and global supply chain and program management initiatives.

SG&A expenses for 2011 were $349.7, or 14.0% of revenues, as compared with $291.7, or 14.7% of revenues in 2010. The higher level of SG&A spending was primarily due to the TSI, Satair and LaSalle Electric Supply Company acquisitions ($34.7) and a $19.9 increase in compensation costs to support the aforementioned $515.6 increase in revenues, partially offset by lower acquisition, integration and transition related costs in 2011 ($5.3) as compared with 2010 ($9.2). SG&A expense as a percentage of sales 2011 decreased by 70 basis points as compared with 2010 primarily as a result of stringent cost controls and operating leverage inherent in our business.

Research, development and engineering expenses for 2011 were $158.6, or 6.3% of sales, as compared to $112.8, or 5.7%, of sales in 2010 and reflect the higher level of spending associated with customer specific engineering activities. 2011 research, development and engineering expenses include new product development activities and certification efforts related to a number of new products, including our modular lavatory system for the Boeing 737, lightweight vacuum wastewater management systems, trash compactors and LED lighting systems. The 60 basis point increase in research, development and engineering expenses as a percentage of sales is due primarily to the higher level of new product development activities in our commercial aircraft segment associated with our record $7.9 billion booked and unbooked backlog. During 2011, we applied for 145 U.S. and foreign patents as compared with 97 during 2010.

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

For the year ended December 31, 2011, CMS revenues of $943.5 increased 22.1% as compared with the prior year. CMS 2011 operating earnings were $183.1, an increase of 19.5% as compared with 2010. 2011 operating margin of 19.4% decreased by 40 basis points as compared with 2010 due to the margin drag from recent acquisitions. Operating margin, excluding acquisitions in both years, was approximately 20.8%, up 30 basis points as compared with 2010.

For the year ended December 31, 2011, BJS revenues of $254.3 increased 18.9% and operating earnings of $28.9 increased $14.8, or 105.0%, as compared with 2010, primarily as a result of both the increase in revenues and an improved mix of revenues.

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

LIQUIDITY AND CAPITAL RESOURCES

Current Financial Condition

As of December 31, 2012, our net debt-to-net-capital ratio was 39.9%. Net debt was $1,446.8, which represented total debt of $1,960.5 less cash and cash equivalents of $513.7. At December 31, 2012, net capital (total debt plus total stockholders’ equity less cash and cash equivalents) was $3,625.7. As of December 31, 2012, long-term debt consisted of $1,300.0 aggregate principal amount ($1,315.0 inclusive of original issue premium) of our 5.25% senior unsecured notes due 2022 (the “5.25% Notes”) and $650.0 aggregate principal amount ($645.2 net of original issue discount) of our 6.875% senior unsecured notes due 2020 (the “6.875% Notes”). At December 31, 2012, there were no amounts outstanding under our five-year $950.0 revolving credit facility, as amended and restated as of August 3, 2012 (the “Revolving Credit Facility”). Cash on hand at December 31, 2012 increased by $210.2 as compared with cash on hand at December 31, 2011 primarily as a result of cash flows from operating activities of $355.1, plus $1,316.0 of net proceeds from our 5.25% Notes, less expenditures for acquisitions of $649.7, less $702.5 related to the repurchase of our 8.5% senior unsecured notes (the “8.5% Notes”), including fees and expenses and less capital expenditures of $125.4. Our liquidity requirements consist of working capital needs, ongoing capital expenditures and payments of interest and principal on our indebtedness. Our primary requirements for working capital are directly related to the level of our operations.

Working capital as of December 31, 2012 was $2,005.9, an increase of $401.0 as compared with working capital at December 31, 2011. As of December 31, 2012, total current assets increased by $581.7 and total current liabilities increased by $180.7. The increase in current assets related to the $210.2 increase in cash as described above, a $68.5 increase in accounts receivable, and an increase in inventories of $272.5 to support future revenue growth. Accounts receivable and inventories increased by $58.6 and $120.2, respectively, due to the UFC and Interturbine acquisitions. The increase in total current liabilities was primarily due to an increase in accounts payable of $86.9, an increase in accrued liabilities of $94.0. Accounts payable were higher at December 31, 2012 primarily due to the increase in business activity. Accrued liabilities also increased due to higher levels of accrued compensation expense ($18.4), accrued interest ($6.5), deferred revenues ($4.3) and other accrued liabilities. Accounts payable and accrued liabilities increased by $35.1 and $41.4, respectively, due to the UFC and Interturbine acquisitions, including an adjustment to the allocation of the UFC purchase price to increase accrued liabilities by approximately $30.5 related to certain customer contracts which were priced below market and a portion of which were generating losses.

Cash Flows

As of December 31, 2012, cash and cash equivalents were $513.7 as compared to $303.5 at December 31, 2011. Cash provided by operating activities was $355.1 for the year ended December 31, 2012 as compared to $316.9 for the year ended December 31, 2011. The primary sources of cash provided by operating activities during 2012 were net earnings of $233.7, adjusted by depreciation and amortization of $75.0, non-cash compensation of $24.5, and deferred income taxes of $37.3. The primary use of cash in operating activities during the year ended December 31, 2012 was related to a $169.7 net increase in inventories, a $32.0 increase in accounts receivable and $7.0 of tax benefits realized from the prior exercises of employee stock options and restricted stock. The primary sources of cash provided by operating activities during 2011 were net earnings of $227.8, adjusted by depreciation and amortization of $62.1, non-cash compensation of $26.0, and a deferred income tax provision of $58.4. The primary use of cash in operating activities during the year ended December 31, 2011 was related to a $116.3 net increase in inventories, a $49.4 increase in accounts receivable and $30.8 of tax benefits realized from the prior exercises of employee stock options and restricted stock.

The primary uses of cash in investing activities during the year ended December 31, 2012 were related to capital expenditures of $125.4 and acquisitions of $649.7. The primary uses of cash in investing activities during the year ended December 31, 2011 was related to capital expenditures of $76.0 and acquisitions of $41.2 (net of proceeds from the sale of two non-core businesses of $19.2).

In March 2012, we issued $500.0 aggregate principal amount of 5.25% Notes, in an offering pursuant to the Securities Act of 1933, as amended. The notes are senior unsecured debt obligations. In July 2012, we issued $800.0 additional 5.25% Notes priced to yield 4.9% as an add-on to the existing 5.25% Notes. During 2012, we redeemed $600.0 of our 8.5% Notes. We incurred a loss on debt extinguishment of $82.1 related to unamortized debt issue costs and fees and expenses related to the repurchase of our 8.5% Notes.

Capital Spending

Our capital expenditures were $125.4 and $76.0 during the years ended December 31, 2012 and 2011, respectively. Taking into consideration our backlog, including approximately $4,500 of awarded but unbooked backlog, targeted capacity utilization levels, recent capital expenditure investments, recent acquisitions and current industry conditions, we anticipate capital expenditures of approximately $135 - $145 during 2013. We have no material commitments for capital expenditures. We have, in the past, generally funded our capital expenditures from cash from operations and funds available to us under bank credit facilities. We expect to fund future capital expenditures from cash on hand, from operations and from funds available to us under the Revolving Credit Facility.

Between 1989 and 2009, we completed 29 acquisitions for an aggregate purchase price of approximately $2,200. Following these acquisitions, we rationalized the businesses, reduced headcount by approximately 5,500 employees and eliminated 26 facilities. During October 2010 we acquired Satair and TSI for a net aggregate purchase price of approximately $469. During 2011, we completed four smaller acquisitions to bolster key technologies and sold two non-core businesses, resulting in a net investment of approximately $41. In January 2012, we acquired UFC for a net purchase price of approximately $405, and in July 2012, we acquired Interturbine for a net purchase price of approximately $245. All of our acquisitions over the past four years were financed with cash on hand, our existing credit facilities or new debt issuances.

Outstanding Debt and Other Financing Arrangements

Long-term debt at December 31, 2012 primarily consisted of $1,300.0 aggregate principal amount ($1,315.0 inclusive of original issue premium) of our 5.25% Notes and $650.0 aggregate principal amount ($645.2 net of original issue discount) of our 6.875% Notes.

We also have the Revolving Credit Facility. The Revolving Credit Facility also provides an option to request additional incremental revolving credit borrowing capacity and incremental term loans, in each case upon the satisfaction of certain customary terms and conditions. At December 31, 2012, there were no amounts outstanding under the Revolving Credit Facility.

Our obligations under the Revolving Credit Facility are secured by liens on substantially all of our domestic assets, including a pledge of a portion of the capital stock of certain foreign subsidiaries owned directly. Amounts borrowed and outstanding under the Revolving Credit Facility will, in certain circumstances, be required to be prepaid with the proceeds from certain asset sales, subject to certain thresholds and reinvestment rights. Unless terminated earlier, the Revolving Credit Facility will mature in August 2017.

The Revolving Credit Facility contains an interest coverage ratio financial covenant (as defined in the facility) that must be maintained at a level greater than 2.0 to 1. The Revolving Credit Facility also contains a total leverage ratio covenant (as defined in the facility) which limits net debt to a 4.25 to 1 multiple of EBITDA (as defined in the facility). The Revolving Credit Facility is collateralized by substantially all of our assets and contains customary affirmative covenants, negative covenants, restrictions on the payment of dividends, and conditions precedent for borrowing. We were in compliance with all of the covenants, restrictions and conditions precedent in the Revolving Credit Facility as of December 31, 2012.

Contractual Obligations

The following chart reflects our contractual obligations and commercial commitments as of December 31, 2012. Commercial commitments include lines of credit, guarantees and other potential cash outflows resulting from a contingent event that requires performance by us or our subsidiaries pursuant to a funding commitment.

Contractual Obligations	2013	2014	2015	2016	2017	Thereafter	Total
Long-term debt and other non-current liabilities (1)	$0.3	$4.7	$2.2	$2.4	$2.7	$1,978.6	$1,990.9
Operating leases	41.0	38.9	36.1	30.8	28.0	142.1	316.9
Purchase obligations (2)	4.8	5.3	1.1	0.4	0.4	0.4	12.4
Future interest payment on outstanding debt (3)	116.6	116.5	116.5	116.5	116.5	444.8	1,027.4
Total	$162.7	$166.2	$156.3	$150.5	$148.0	$2,563.9	$3,347.6

Commercial Commitments
Letters of Credit	$11.6	--	--	--	--	--	$11.6

(1)
Our liability for unrecognized tax benefits of $32.1 at December 31, 2012 has been omitted from the above table because we cannot determine with certainty when this liability will be settled. It is reasonably possible that the amount of liability for unrecognized tax benefits will change in the next twelve months; however, we do not expect the change to have a material impact on our consolidated financial statements.

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

(3)
Interest payments include interest payments due on the 5.25% Notes and the 6.875% Notes based on the stated rates of 5.25% and 6.875%, respectively. To the extent we incur interest on the Revolving Credit Facility, interest payments would fluctuate based on LIBOR or prime rate pursuant to the terms of the Revolving Credit Facility.

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

Off-Balance Sheet Arrangements

Lease Arrangements

We finance our use of certain equipment under committed lease arrangements provided by various financial institutions. Since the terms of these arrangements meet the accounting definition of operating lease arrangements, the aggregate sum of future minimum lease payments is not reflected in our consolidated balance sheet. Future minimum lease payments under these arrangements aggregated approximately $316.9 at December 31, 2012.

Indemnities, Commitments and Guarantees

During the normal course of business, we made certain indemnities, commitments and guarantees under which we may be required to make payments in relation to certain transactions. These indemnities include non-infringement of patents and intellectual property indemnities to our customers in connection with the delivery, design, manufacture and sale of our products, indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease, and indemnities to other parties to certain acquisition agreements. The duration of these indemnities, commitments and guarantees varies, and in certain cases, is indefinite. We believe that many of our indemnities, commitments and guarantees provide for limitations on the maximum potential future payments we could be obligated to make. However, we are unable to estimate the maximum amount of liability related to our indemnities, commitments and guarantees because such liabilities are contingent upon the occurrence of events that are not reasonably determinable. Management believes that any liability for these indemnities, commitments and guarantees would not be material to our consolidated financial statements.

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

Revenues and costs under certain long-term contracts are recognized using contract accounting under the percentage-of-completion method in accordance with ASC 605-35, Construction–Type and Production–Type Contracts, with the majority of the contracts accounted for under the cost-to-cost method. Under the cost-to-cost method, the revenues related to the long-term contracts are recognized based on the ratio of actual costs incurred to total estimated costs to be incurred. We also use the units-of-delivery method to account for certain of our contracts. Under the units-of-delivery method, revenues are recognized based on the contract price of units delivered.

The percentage-of-completion method requires the use of estimates of costs to complete long-term contracts. Due to the duration of these contracts as well as the technical nature of the products involved, the estimation of these costs requires management judgment in connection with assumptions and projections related to the outcome of future events. Management’s assumptions include future labor performance and rates and projections relative to material and overhead costs, as well as the quantity and timing of product deliveries. We reevaluate our contract estimates periodically and reflect changes in estimates in the current period using the cumulative catch-up method. There were no significant changes in our contract estimates during 2012, 2011 or 2010 that resulted in material cumulative catch-up adjustments to operating earnings. Revenues associated with any contractual claims are recognized when it is probable that the claim will result in additional contract revenue and the amount can be reasonably estimated. Anticipated losses on contracts are recognized in the period in which the losses become evident and determinable. Advance payments and engineering development costs on certain long-term contracts are deferred and included in revenues and research, development and engineering, respectively, when the products are shipped.

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

Inventories

We value our inventories at the lower of cost to purchase, using FIFO or weighted average cost method, or market. The inventory balance, which includes the cost of raw material, purchased parts, labor and production overhead costs, is recorded net of a reserve for excess, obsolete or unmarketable inventories. We regularly review inventory quantities on hand and record a reserve for excess, obsolete and unmarketable inventories based primarily on historical usage and on our estimated forecast of product demand and production requirements. In accordance with industry practice, costs in inventory include amounts relating to long-term contracts with long production cycles and to inventory items with long procurement cycles, some of which are not expected to be realized within one year. Demand for our products can fluctuate significantly. Our estimates of future product demand may prove to be inaccurate, in which case we may have understated or overstated the provision required for excess, obsolete and unmarketable inventories. In the future, if our inventories are determined to be overvalued, we would be required to recognize such costs in our cost of goods sold at the time of such determination. Likewise, if our inventories are determined to be undervalued, we may have over-reported our costs of goods sold in previous periods and would be required to recognize such additional operating income at the time of sale.

Long-Lived Assets and Goodwill

Goodwill, identifiable intangible assets, net and property and equipment, net were $1,484.2, $484.5, and $302.9 and $1,008.3, $389.8 and $208.3 at December 31, 2012 and 2011, respectively. To conduct our global business operations and execute our strategy, we acquire tangible and intangible assets, which affect the amount of future period amortization expense and possible impairment expense that we may incur. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect our consolidated financial statements. In accordance with ASC 350, Intangibles – Goodwill and Other (“ASC 350”), we assess potential impairment to goodwill of a reporting unit and to indefinite-lived intangible assets on an annual basis, or between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit or indefinite-lived intangible asset below its carrying amount. In accordance with ASC 360, Property, Plant, and Equipment, we assess potential impairment to long-lived assets (property and equipment and amortized intangible assets) when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Our judgment regarding the existence of impairment indicators and future cash flows related to intangible assets is based on operational performance of our acquired businesses, expected changes in the global economy, aerospace industry projections, discount rates and other judgmental factors. Future events could cause us to conclude that impairment indicators exist and that goodwill or other acquired tangible or intangible assets associated with our acquired businesses are impaired. Any resulting impairment loss could have an adverse impact on our results of operations. As of December 31, 2012 and 2011, management believes the estimated fair value of each of our reporting units with goodwill balances, our indefinite-lived intangible assets and of each of our long-lived assets were substantially in excess of their carrying values. There were no indicators of goodwill or intangible asset impairment at December 31, 2012 or 2011.

Accounting for Income Taxes

Significant management judgment is required in evaluating our tax positions and in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance of $26.5 as of December 31, 2012, due to uncertainties related to our ability to utilize our deferred tax assets, primarily consisting of our foreign net operating losses. The valuation allowance is based on our estimates of taxable income by jurisdictions in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates, or we revise these estimates in future periods, we may need to adjust the valuation allowance which could materially impact our financial position and results of operations. We have not provided for any residual U.S. income taxes on approximately $575 of earnings from our foreign subsidiaries because such earnings are intended to be indefinitely reinvested. It is not practicable to determine the amount of U.S. income and foreign withholding tax payable in the event all such foreign earnings are repatriated. We have no current plans to repatriate cash or cash equivalents held by our foreign subsidiaries.

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

From time to time, we and our foreign subsidiaries may enter into foreign currency exchange contracts to manage risk on transactions conducted in foreign currencies. At December 31, 2012, we had no outstanding foreign currency exchange contracts. In addition, we have not entered into any other derivative financial instruments.

Interest Rates – As of December 31, 2012, we have no adjustable rate debt outstanding. We do not engage in transactions intended to hedge our exposure to changes in interest rates.

As of December 31, 2012, we maintained a portfolio of cash securities consisting mainly of taxable, interest-bearing deposits with weighted average maturities of less than three months. If short-term interest rates were to increase or decrease by 10%, we estimate interest income would increase or decrease by less than $0.1.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this section is set forth beginning on page F-1 of this Form 10-K.

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness, as of December 31, 2012, of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2012.

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of B/E Aerospace, Inc. and its subsidiaries (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is a process designed by, or under the supervision of the Company’s principal executive and principal financial officers, and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. Management excluded from its assessment the internal control over financial reporting at UFC Aerospace Corp. (“UFC”) and Interturbine Aviation Logistics GmbH, Interturbine Logistics Solutions GmbH and Interturbine Technologies GmbH (collectively “Interturbine”), which were acquired on January 30, 2012 and July 26, 2012, respectively, and whose financial statements constitute 3.8% of total assets and 7.0% of revenues of the consolidated financial statement amounts as of and for the year ended December 31, 2012. In making the assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on its assessment, management believes that, as of December 31, 2012, the Company’s internal control over financial reporting is effective.

The independent registered public accounting firm that audited the financial statements included in this annual report has issued an attestation report on the Company’s internal control over financial reporting.

By:	/s/ Amin J. Khoury	By:	/s/ Thomas P. McCaffrey
	Amin J. Khoury		Thomas P. McCaffrey
	Chairman and Chief Executive Officer		Senior Vice President and Chief Financial Officer
	February 21, 2013		February 21, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
B/E Aerospace, Inc.
Wellington, Florida

We have audited the internal control over financial reporting of B/E Aerospace, Inc. and subsidiaries (the “Company”) as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Annual Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at UFC Aerospace Corp. (“UFC”), and Interturbine Aviation Logistics GmbH, Interturbine Logistics Solutions GmbH and Interturbine Technologies GmbH (collectively “Interturbine”), which were acquired on January 30, 2012 and July 26, 2012, respectively, and whose financial statements constitute 3.8% of total assets and 7.0% of revenues of the consolidated financial statement amounts as of and for the year ended December 31, 2012. Accordingly our audit did not include the internal control over financial reporting at UFC and Interturbine. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2012, of the Company and our report dated February 21, 2013, expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP
Certified Public Accountants

Boca Raton, Florida
February 21, 2013

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information regarding our directors and executive officers as of February 21, 2013. Officers of the Company are elected annually by the Board of Directors.

Title	Age	Position

Amin J. Khoury	73	Chairman of the Board and Chief Executive Officer

Richard G. Hamermesh	65	Director(1), (3)

Robert J. Khoury	70	Director

Jonathan M. Schofield	72	Director(2), (3)

Michael F. Senft	54	Director(1), (2), (3)

John T. Whates	65	Director(1), (2), (3)

Werner Lieberherr	52	President and Chief Operating Officer

Thomas P. McCaffrey	58	Senior Vice President, Chief Financial Officer

Sean Cromie	46	Vice President and General Manager, Commercial Aircraft Segment

Wayne R. Exton	49	Vice President and General Manager, Business Jet Segment

Richard M. Sharpe	57	Vice President and General Manager, Consumables Management Segment

Ryan M. Patch	52	Vice President - Law, General Counsel and Secretary

Stephen R. Swisher	54	Vice President - Finance and Controller

Eric J. Wesch	45	Vice President - Finance and Treasurer
________
(1)         Member, Audit Committee
(2)         Member, Compensation Committee
(3)         Member, Nominating and Corporate Governance Committee

Director Classification

Our restated certificate of incorporation provides that the Board of Directors is to be divided into three classes, each nearly as equal in number as possible, so that each director (in certain circumstances after a transitional period) will serve for three years, with one class of directors being elected each year. The Board is currently comprised of two Class I Directors (Michael F. Senft and John T. Whates), two Class II Directors (Robert J. Khoury and Jonathan M. Schofield) and two Class III Directors (Amin J. Khoury and Richard G. Hamermesh). The terms of the Class I, Class II and Class III Directors expire at the end of each respective three-year term and upon the election and qualification of successor directors at annual meetings of stockholders held at the end of each year. Our executive officers are elected annually by the Board of Directors following the annual meeting of stockholders and serve at the discretion of the Board of Directors.

Current Directors

Amin J. Khoury has been the Chairman of the Board of Directors since July 1987 when he co-founded the Company. Effective December 31, 2005, Mr. Khoury was appointed Chief Executive Officer. Mr. Khoury also served as the Company’s Chief Executive Officer until April 1, 1996. From 1986 until April 2012, Mr. Khoury was a director of Synthes, Inc., the world’s leading manufacturer and marketer of orthopedic trauma implants and a leading global manufacturer and marketer of cranial-maxillofacial and spine implants. Mr. Khoury has been a Trustee of the Scripps Research Institute since May 2008. Mr. Amin J. Khoury holds a Masters Professional Director Certification from the American College of Corporate Directors earned by completing a minimum of 90 hours of public company director education and an Advanced Director Certification from the Corporate Directors Group. Mr. Amin J. Khoury is the brother of Robert J. Khoury.

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

Robert J. Khoury has been a Director since July 1987, when he co-founded the Company. On December 31, 2005, Mr. Khoury retired from service as the Company’s President and Chief Executive Officer, a position he held since August 2000. From April 1996 through August 2000, he served as Vice Chairman. Mr. Khoury is a member of the Board of Governors of the Aerospace Industries Association. Mr. Khoury has his Professional Director Certification from the American College of Corporate Directors. Mr. Robert J. Khoury is the brother of Amin J. Khoury.

Jonathan M. Schofield has been a Director since April 2001. From December 1992 through February 2000, Mr. Schofield served as Chairman and CEO of Airbus North America Holdings, a subsidiary of Airbus Industrie, a manufacturer of large civil aircraft, and served as Chairman from February 2000 until his retirement in March 2001. Prior to 1989, Mr. Schofield served in various executive positions at Pratt and Whitney, a division of United Technologies Corporation. From 1989 until he joined Airbus, Mr. Schofield was President of United Technologies International Corporation. Mr. Schofield is currently a member of the Board of Directors of Nordam Group, is a trustee of LIFT Trust and was formerly a member of the Board of Directors of Aero Sat, Inc. and TurboCombustor Technology, Inc. Mr. Schofield became a member of the Ordre National De La Legion D’Honneur in 2002.

Michael F. Senft has been a Director since February 2012. Mr. Senft is currently a Managing Director of Moelis & Company, where he provides strategic advisory services to clients in a variety of industries, including the Industrials, Metals and Mining and Food sectors. Since 1993 Mr. Senft has been a highly valued adviser to our Company, having structured and placed or advised our Company on long-term capital transactions totaling over $4 billion and advising our Company essentially on all our strategic acquisitions. Mr. Senft has almost 30 years of experience as an investment banker, including prior roles as Global Head of Leveraged Finance at CIBC, and Global Co-Head of Leveraged Finance at Merrill Lynch. Mr. Senft is also President of Crucible Associates LLC, a private investment vehicle he founded in 2009. From 2008 to 2010, Mr. Senft served on the Board of Directors of Moly Mines Ltd, a development stage mining company publicly listed on the Australian and Toronto stock exchanges and from 1991 to 1994 he served on the Board of Directors of Del Monte Foods.

John T. Whates has been a Director since February 2012. Mr. Whates has been an independent tax advisor and involved in venture capital and private investing since 2005. He is Chairman of the Board of Dynamic Healthcare Systems, Inc., a Company that provides enterprise technology software solutions to healthcare organizations. From 1994 to 2011, Mr. Whates was a tax and financial advisor to our Company, providing business and tax advice on essentially all of our significant strategic acquisitions. Previously, Mr. Whates was a tax partner in several of the largest public accounting firms, most recently leading the High Technology Group Tax Practice of Deloitte LLP in Orange County, California. He has extensive experience working with aerospace and other public companies in the fields of tax, equity financing and mergers and acquisitions.

Executive Officers

Werner Lieberherr was appointed President and Chief Operating Officer of B/E Aerospace, Inc. effective December 31, 2010. Prior to this role, Mr. Lieberherr was the Senior Vice President & General Manager for the Commercial Aircraft Segment, consisting of Seating, Interior Products and Structures & Integration Systems. Prior to joining B/E Aerospace, Inc., Mr. Lieberherr spent 15 years with ABB and Alstom in the Energy Industry, serving in various senior management positions in Europe, Asia and as President of North America.

Thomas P. McCaffrey has been Senior Vice President and Chief Financial Officer since May 1993. Prior to joining B/E Aerospace, Inc., Mr. McCaffrey was an Audit Director with Deloitte & Touche LLP, and from 1976 through 1989 served in several capacities, including Audit Partner, with Coleman & Grant LLP.

Sean Cromie has been Vice President and General Manager for the Commercial Aircraft Segment since January 2011. From November 2007 to December 2010 Mr. Cromie served as Vice President and Managing Director of the Seating Facility in Kilkeel, Northern Ireland and previously as Business Unit Director. Prior to joining our Company Mr. Cromie spent six years in operational management roles with San Mina SCI and NACCO MHG. He also spent seven years in various financial roles including Financial Controller with Kerry Group PLC.

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

Ryan M. Patch has been Vice President - Law, General Counsel, Secretary and Chief Compliance Officer since July 2009 and was previously Vice President - Law from December 2008 to July 2009. From 2005 to 2008, Mr. Patch was a shareholder and member of the Board of Directors of Jackson, DeMarco, Tidus & Peckenpaugh LLP in Irvine, California. Prior to that, Mr. Patch was a partner in a boutique California law firm since 1992. Mr. Patch is Authorized House Counsel in the State of Florida and has been admitted to practice before the State Bar of California, the U.S. District Court Central District of California, the U.S. District Court Southern District of California, and the U.S. District Court Northern District of California. Since January 2012, Mr. Patch has served on the Board of Directors of the Association of Corporate Counsel, South Florida Chapter.

Stephen R. Swisher has been Vice President - Finance and Controller since August 1999. Mr. Swisher has been Controller since 1996 and served as Director, Finance from 1994 to 1996. Prior to 1994, Mr. Swisher held various management positions at Burger King Corporation and Deloitte & Touche LLP.

Eric J. Wesch has been Vice President - Finance and Treasurer since July 2011 and previously served as Corporate Treasurer from 2008 to 2011, Director, Treasury Services from 2005 to 2008, Manager, Treasury Services from 2003 to 2005, and Manager, Financial Planning & Analysis from 1997 to 2003. Before joining B/E Aerospace, Inc., Mr. Wesch worked for Blockbuster Entertainment Group.

Audit Committee

We have a separately-designated standing Audit Committee established in accordance with section 3(a)(58)(A) of the Exchange Act. Messrs. Hamermesh, Senft and Whates currently serve as members of the Audit Committee. Under the current SEC rules and the rules of the NASDAQ, all of the members are independent. Our Board of Directors has determined that Mr. Hamermesh is an “audit committee financial expert” in accordance with current SEC rules. All members of the Audit Committee are independent, as that term is used in Item 407 of Regulation S-K of the federal securities laws.

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

One of our directors, Mr. Schofield, filed one Form 4, Statement of Changes in Beneficial Ownership, late, reporting of an open-market transaction in our common stock (comprising sales on a single day at prices within a stated range). Except as set forth in the immediately preceding sentence, based solely on a review of the copies of reports furnished to us and, with respect to our directors and officers, written representations that no other reports were required, with respect to the year ended December 31, 2012, all other Section 16(a) filing requirements applicable to our directors, officers and greater-than-ten-percent beneficial owners were complied with.

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

ITEM 11.     EXECUTIVE COMPENSATION

Information set forth under the captions "Compensation Committee Interlocks and Insider Participation," “Compensation of Directors” and “Compensation Discussion & Analysis” in the Proxy Statement is incorporated by reference herein.

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

1.  Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets, December 31, 2012 and December 31, 2011

Consolidated Statements of Earnings and Comprehensive Income for the Years Ended December 31, 2012, 2011, and 2010

Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2012, 2011, and 2010

Consolidated Statements of Cash Flows for the Years Ended December 31, 2012, 2011, and 2010

Notes to Consolidated Financial Statements for the Years Ended December 31, 2012, 2011, and 2010

2.  Financial Statement Schedules

Schedule II – Valuation and Qualifying Accounts

All other consolidated financial statement schedules are omitted because such schedules are not required or the information required has been presented in the aforementioned consolidated financial statements.

3.  Exhibits – The exhibits listed in the following "Index to Exhibits" are filed with this Form 10-K or incorporated by reference as set forth below.

INDEX TO EXHIBITS
Exhibit
Number	Description

Exhibits 3	Articles of Incorporation and By-Laws

3.1
Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1/A, as amended (No. 33-33689), filed with the SEC on April 18, 1990).

3.2
Certificate of Amendment of the Restated Certificate of Incorporation (incorporated by reference to Exhibit 3 to the Company’s Registration Statement on Form S-1 (No. 333-54146), filed with the SEC on November 3, 1992).

3.3
Certificate of Amendment of the Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-3/A (No. 333-60209), filed with the SEC on December 21, 1998).

3.4
Certificate of Amendment of the Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.5 the Company’s Registration Statement on Form S-3/A (No. 333-112493), as amended, filed with the SEC on February 13, 2004).

3.5
Certificate of Amendment of the Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, filed with the SEC on August 7, 2006).

3.6
Certificate of Amendment of Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed with the SEC on August 8, 2012).

3.7
Amended and Restated By-Laws (incorporated by reference to Exhibit 3.4 to the Company’s Transition Report on Form 10-K for the ten-month transition period ended December 31, 2002, filed with the SEC March 26, 2003).

Exhibits 4	Instruments Defining the Rights of Security Holders, including debentures

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-1/A, as amended (No. 33-33689), filed with the SEC on April 18, 1990).

4.2
Indenture, dated as of July 1, 2008, between the Company and Wilmington Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated June 26, 2008, filed with the SEC on July 1, 2008).

4.3
First Supplemental Indenture, dated as of July 1, 2008, between the Company and Wilmington Trust Company, as Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated June 26, 2008, filed with the SEC on July 1, 2008).

4.4
Second Supplemental Indenture, dated as of September 16, 2010, between the Company and Wilmington Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated September 13, 2010, filed with the SEC on September 16, 2010).

4.5
Third Supplemental Indenture, dated as of March 13, 2012, between the Company and Wilmington Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 13, 2012).

4.6
Fourth Supplemental Indenture, dated as of July 23, 2012, between the Registrant and Wilmington Trust Company, as trustee, related to the Registrant’s 8.50% Senior Notes due 2018 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated July 23, 2012, filed with the SEC on July 27, 2012).

Exhibits 10(i)	Material Contracts

10.1
Stock and Asset Purchase Agreement, dated June 9, 2008, between the Company and Honeywell International Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated June 9, 2008, filed with the SEC on June 11, 2008).

10.2
Supply Agreement, dated as of July 28, 2008, between the Company and Honeywell International Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, filed with the SEC on November 7, 2008).

10.3
License Agreement, dated as of July 28, 2008, between the Company and Honeywell International Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, filed with the SEC on November 7, 2008).

10.4
Stockholders Agreement, dated as of July 28, 2008, among the Company and Honeywell International Inc., Honeywell UK Limited, Honeywell Holding France SAS and Honeywell Deutschland GmbH (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, filed with the SEC on November 7, 2008).

10.5
Credit Agreement, dated as of July 28, 2008, among the Company, as Borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, UBS Securities LLC and Credit Suisse Securities(USA) LLC, as Syndication Agents, The Royal Bank of Scotland plc and Wells Fargo Bank, N.A., as Documentation Agents, and certain lenders party thereto (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, filed with the SEC on November 7, 2008).

10.6
Amended and Restated Credit Agreement, dated as of December 9, 2010, between the Company, as Borrower, and JPMorgan Chase Bank, N.A., as Administrative Agent, UBS Securities LLC and Credit Suisse Securities (USA) LLC, as Syndication Agents, The Royal Bank of Scotland plc, SunTrust Bank and Wells Fargo Bank, N.A., as Documentation Agents (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 9, 2010, filed with the SEC on December 10, 2010).

10.7
Second Amended and Restated Credit Agreement, dated as of August 3, 2012, between the Registrant, as Borrower, and JPMorgan Chase Bank, N.A., as Administrative Agent, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Goldman Sachs Bank USA, Royal Bank of Canada, SunTrust Bank, UBS Securities LLC and Wells Fargo Securities, LLC, as Syndication Agents and Morgan Stanley MUFG Loan Partners, LLC, The Royal Bank of Scotland plc and TD Bank, N.A., as Documentation Agents. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed with the SEC on November 1, 2012).

Exhibits 10(iii)	Management Contracts and Executive Compensation Plans, Contracts and Arrangements

10.8
Amended and Restated Employment Agreement for Amin J. Khoury dated as of December 31, 2008 (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed with the SEC on February 26, 2009).

10.9	First Amendment to Amended and Restated Employment Agreement for Amin J. Khoury dated as of November 30, 2012.*

10.10	Amended and Restated Death Benefit Agreement dated November 30, 2012 between the Company and Amin J. Khoury.*

10.11
Amended and Restated Employment Agreement for Werner Lieberherr dated as of February 23, 2011 (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed with the SEC on February 24, 2011).

10.12	First Amendment to Amended and Restated Employment Agreement for Werner Lieberherr dated as of November 30, 2012.*

10.13	Death Benefit Agreement dated November 30, 2012 between the Company and Werner Lieberherr.*

10.14
Amended and Restated Employment Agreement for Thomas P. McCaffrey dated as of December 31, 2008 (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed with the SEC on February 26, 2009).

10.15	First Amendment to Amended and Restated Employment Agreement for Thomas P. McCaffrey dated as of November 30, 2012.*

10.16	Amended and Restated Death Benefit Agreement dated November 30, 2012 between the Company and Thomas P. McCaffrey.*

10.17
Employment Agreement dated February 23, 2011 between the Company and Sean Cromie (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 filed with the SEC on May 4, 2011).

10.18
Amended and Restated Employment Agreement for Sean J. Cromie dated as of May 4, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 filed with the SEC on May 4, 2012).

10.19
Amended and Restated Employment Agreement for Wayne R. Exton dated as of December 9, 2008 (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed with the SEC on February 26, 2009).

10.20
Amended and Restated Employment Agreement for Wayne R. Exton dated as of May 4, 2012 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 filed with the SEC on May 4, 2012).

10.21
Employment Agreement dated May 1, 2009 between the Company and Richard M. Sharpe (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 filed with the SEC on May 4, 2011).

10.22
Amended and Restated Employment Agreement for Richard M. Sharpe dated as of May 4, 2012 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 filed with the SEC on May 4, 2012).

10.23
Amended and Restated Employment Agreement dated August 1, 2011 between the Company and Ryan M. Patch (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed with the SEC on August 3, 2011).

10.24
Amended and Restated Employment Agreement for Stephen R. Swisher dated December 9, 2008 (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed with the SEC on February 26, 2009).

10.25
Employment Agreement dated as of January 1, 2009 between the Company and Robert A. Marchetti (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed with the SEC on February 26, 2009).

10.26
First Amendment dated as of June 24, 2011 to the Employment Agreement dated as of January 1, 2009 between the Company and Robert A. Marchetti (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed with the SEC on February 24, 2012).

10.27
Retirement Agreement dated as of November 19, 2008 between the Company and Edmund J. Moriarty (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed with the SEC on February 26, 2009).

10.28
Retirement Agreement dated as of December 31, 2005 between the Company and Robert J. Khoury (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 filed with the SEC on March 15, 2006).

10.29
Consulting Agreement dated as of December 31, 2011 between the Company and Robert J. Khoury (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed with the SEC on February 24, 2012).

10.30
United Kingdom 1992 Employee Share Option Scheme (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (No. 333-54146), filed with the SEC on November 3, 1992).

10.31	1996 Stock Option Plan (incorporated by reference to Exhibit 99.2 to the Company's Registration Statement on Form S-8 (No. 333-14037), filed with the SEC on October 15, 1996).

10.32	Amendment No. 1 to the 1996 Stock Option Plan (incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-8 (No. 333-89145), filed with the SEC on October 15, 1999).

10.33	Amendment No. 2 to the 1996 Stock Option Plan (incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-8 (No. 333-30578), filed with the SEC on February 16, 2000).

10.34	2001 Stock Option Plan (incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-8 (No. 333-71442), filed with the SEC on October 11, 2001).

10.35	2005 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.7 to the Company's Registration Statement on Form S-8 (No. 333-161028), filed with the SEC on August 4, 2009).

10.36
2005 Long-Term Incentive Plan (Amended and Restated as of July 25, 2012) (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated July 23, 2012, filed with the SEC on July 27, 2012).

10.37
2007 Standard Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, filed with the SEC on May 9, 2007).

10.38
2007 Form of Restricted Stock Award Agreement for Robert A. Marchetti (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, filed with the SEC on May 9, 2007).

10.39
2007 Form of Restricted Stock Award Agreement for Amin J. Khoury (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, filed with the SEC on May 9, 2007).

10.40
2007 Form of Restricted Stock Award Agreement for Thomas P. McCaffrey (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, filed with the SEC on May 9, 2007).

10.41
Restricted Stock Award Agreement, between Company and Robert A. Marchetti, dated August 5, 2008 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, filed with the SEC on November 7, 2008).

10.42
2008 Form of Performance-Based Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, filed with the SEC on November 7, 2008).

10.43
2008 Form of Performance-Based Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, filed with the SEC on November 7, 2008).

10.44
2008 Form of Performance-Based Restricted Stock Award Agreement for Amin J. Khoury (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, filed with the SEC on November 7, 2008).

10.45
2008 Form of Performance-Based Restricted Stock Award Agreement for Thomas P. McCaffrey (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, filed with the SEC on November 7, 2008).

10.46
2008 Form of Performance-Based Restricted Stock Unit Agreement for Thomas P. McCaffrey  (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, filed with the SEC on November 7, 2008).

10.47
Amended and Restated 1994 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-8 (No. 333-168528), filed with the SEC on August 4, 2010).

10.48
Amendment to the 1994 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed with the SEC on February 26, 2009).

10.49
November 2009 Standard Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, filed with the SEC on November 5, 2009).

10.50
November 2009 Standard Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, filed with the SEC on November 5, 2009).

10.51
November 2009 Form of Restricted Stock Award Agreement for Amin J. Khoury (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, filed with the SEC on November 5, 2009).

10.52
November 2009 Form of Restricted Stock Award Agreement for Thomas P. McCaffrey (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, filed with the SEC on November 5, 2009).

10.53
November 2009 Form of Restricted Stock Unit Award Agreement for Thomas P. McCaffrey (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, filed with the SEC on November 5, 2009).

10.54
2010 Deferred Compensation Plan (Amended and Restated as of October 1, 2010) (incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-8 (333-170494), filed with the SEC on November 9, 2010).

10.55
B/E Aerospace, Inc. Senior Executive Management Incentive Plan - FY 2011 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 filed with the SEC on May 4, 2011).

10.56
B/E Aerospace, Inc. Corporate Executive Incentive Plan 90% - FY 2011 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 filed with the SEC on May 4, 2011).

10.57
B/E Aerospace, Inc. Non-Employee Directors Deferred Stock Plan (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-8 (333-49806), filed with the SEC on November 13, 2000).

Exhibit 21	Subsidiaries of the Registrant

21.1	Subsidiaries*

Exhibit 23	Consents of Experts and Counsel

23.1	Consent of Independent Registered Public Accounting Firm – Deloitte & Touche LLP*

Exhibits 31	Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification of Chief Executive Officer*

31.2	Certification of Chief Financial Officer*

Exhibits 32	Section 1350 Certifications

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350*

Exhibits 101	Interactive Data File

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
__________________
* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

B/E AEROSPACE, INC.

	By:	/s/ Amin J. Khoury
Amin J. Khoury
Chairman of the Board and Chief Executive Officer
Date: February 21, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Amin J. Khoury	Chairman of the Board and Chief Executive Officer	February 21, 2013
Amin J. Khoury	(Principal Executive Officer)

/s/ Thomas P. McCaffrey	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 21, 2013
Thomas P. McCaffrey

/s/ Richard G. Hamermesh	Director	February 21, 2013
Richard G. Hamermesh

/s/ Robert J. Khoury	Director	February 21, 2013
Robert J. Khoury

/s/ Jonathan M. Schofield	Director	February 21, 2013
Jonathan M. Schofield

/s/ Michael F. Senft	Director	February 21, 2013
Michael F. Senft

/s/ John T. Whates	Director	February 21, 2013
John T. Whates

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Financial Statements:

Consolidated Balance Sheets, December 31, 2012 and 2011	F-3

Consolidated Statements of Earnings and Comprehensive Income	F-4
for the Years Ended December 31, 2012, 2011 and 2010

Consolidated Statements of Stockholders' Equity	F-5
for the Years Ended December 31, 2012, 2011 and 2010

Consolidated Statements of Cash Flows	F-6
for the Years Ended December 31, 2012, 2011 and 2010

Notes to Consolidated Financial Statements	F-7
for the Years Ended December 31, 2012, 2011 and 2010

Consolidated Financial Statement Schedule:

Schedule II - Valuation and Qualifying Accounts	F-23
for the Years Ended December 31, 2012, 2011 and 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
B/E Aerospace, Inc.
Wellington, Florida

We have audited the accompanying consolidated balance sheets of B/E Aerospace, Inc. and subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of earnings and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in item 15(a)(2). These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of B/E Aerospace, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2013 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP
Certified Public Accountants

Boca Raton, Florida
February 21, 2013

B/E AEROSPACE, INC.
CONSOLIDATED BALANCE SHEETS, DECEMBER 31, 2012 AND 2011
(In millions, except per share data)

	December 31,
	2012	2011

ASSETS

Current assets:
Cash and cash equivalents	$513.7	$303.5
Accounts receivable trade	401.7	333.2
Inventories	1,752.9	1,480.4
Deferred income taxes	42.4	37.2
Other current assets	55.9	30.6
Total current assets	2,766.6	2,184.9

Property and equipment	302.9	208.3
Goodwill	1,484.2	1,008.3
Identifiable intangible assets	484.5	389.8
Other assets	68.2	46.0
	$5,106.4	$3,837.3

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$286.2	$199.3
Accrued liabilities	474.2	380.2
Current maturities of long-term debt	0.3	0.5
Total current liabilities	760.7	580.0

Long-term debt	1,960.2	1,245.0
Deferred income taxes	144.1	101.8
Other non-current liabilities	62.5	37.9

Commitments, contingencies and off-balance sheet
arrangements (Note 8)
Stockholders' equity:
Preferred stock, $0.01 par value; 1.0 shares
authorized; no shares outstanding	--	--
Common stock, $0.01 par value; 200.0 shares
authorized; 105.4 shares issued
as of December 31, 2012, and 104.4 shares
issued as of December 31, 2011	1.1	1.0
Additional paid-in capital	1,652.2	1,617.5
Retained earnings	557.7	324.0
Accumulated other comprehensive loss	(32.1)	(69.9)
Total stockholders' equity	2,178.9	1,872.6
	$5,106.4	$3,837.3

See accompanying notes to consolidated financial statements.

B/E AEROSPACE, INC.
CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010
(In millions, except per share data)

	Years Ended December 31,
	2012	2011	2010

Revenues	$3,085.3	$2,499.8	$1,984.2
Cost of sales	1,921.2	1,563.5	1,263.7
Selling, general and administrative	432.4	349.7	291.7
Research, development and engineering	191.7	158.6	112.8
Operating earnings	540.0	428.0	316.0
Interest expense	124.4	105.0	92.2
Debt prepayment costs	82.1	-	12.4
Earnings before income taxes	333.5	323.0	211.4
Income tax expense	99.8	95.2	68.1
Net earnings	233.7	227.8	143.3

Other comprehensive income:
Foreign currency translation
adjustment and other	37.8	(13.9)	(24.5)
Comprehensive income	$271.5	$213.9	$118.8

Net earnings per share - basic	$2.29	$2.25	$1.44
Net earnings per share - diluted	$2.27	$2.24	$1.42

Weighted average common shares - basic	102.2	101.1	99.7
Weighted average common shares - diluted	102.9	101.9	100.9

See accompanying notes to consolidated financial statements.

B/E AEROSPACE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010
(In millions)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance, December 31, 2009	102.4	$1.0	$1,525.1	$(47.1)	$(31.5)	$1,447.5
Sale of stock under
employee stock purchase plan	0.1	--	3.6	--	--	3.6
Purchase of treasury stock	--	--	(6.7)	--	--	(6.7)
Exercise of stock options	0.1	--	0.3	--	--	0.3
Restricted stock grants	0.9	--	30.1	--	--	30.1
Tax benefits realized from prior exercises of
employee stock options and restricted stock	--	--	10.4	--	--	10.4
Net earnings	--	--	--	143.3	--	143.3
Foreign currency translation
adjustment and other	--	--	--	--	(24.5)	(24.5)
Balance, December 31, 2010	103.5	1.0	1,562.8	96.2	(56.0)	1,604.0
Sale of stock under
employee stock purchase plan	0.1	--	4.5	--	--	4.5
Purchase of treasury stock	--	--	(6.0)	--	--	(6.0)
Exercise of stock options	0.1	--	0.1	--	--	0.1
Restricted stock grants	0.7	--	25.3	--	--	25.3
Tax benefits realized from prior exercises of
employee stock options and restricted stock	--	--	30.8	--	--	30.8
Net earnings	--	--	--	227.8	--	227.8
Foreign currency translation
adjustment and other	--	--	--	--	(13.9)	(13.9)
Balance, December 31, 2011	104.4	1.0	1,617.5	324.0	(69.9)	1,872.6
Sale of stock under
employee stock purchase plan	0.1	--	6.3	--	--	6.3
Purchase of treasury stock	--	--	(2.6)	--	--	(2.6)
Exercise of stock options	0.1	--	0.3	--	--	0.3
Restricted stock grants	0.8	0.1	23.7	--	--	23.8
Tax benefits realized from prior exercises of
employee stock options and restricted stock	--	--	7.0	--	--	7.0
Net earnings	--	--	--	233.7	--	233.7
Foreign currency translation
adjustment and other	--	--	--	--	37.8	37.8
Balance, December 31, 2012	105.4	1.1	1,652.2	557.7	(32.1)	$2,178.9

See accompanying notes to consolidated financial statements.

B/E AEROSPACE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010
(In millions)

	Year Ended December 31,
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$233.7	$227.8	$143.3
Adjustments to reconcile net earnings to
net cash flows provided by operating activities, net of
effects from acquisitions:
Depreciation and amortization	75.0	62.1	52.4
Deferred income taxes	37.3	58.4	45.3
Non-cash compensation	24.5	26.0	30.6
Tax benefits realized from prior exercises of employee
stock options and restricted stock	(7.0)	(30.8)	(10.4)
Provision for doubtful accounts	4.8	1.9	3.0
Loss on disposal of property and equipment	2.4	1.1	6.1
Debt prepayment costs	82.1	--	12.4
Changes in operating assets and liabilities:
Accounts receivable	(32.0)	(49.4)	(34.2)
Inventories	(169.7)	(116.3)	(35.7)
Other current and non-current assets	(18.2)	12.5	0.7
Accounts payable and accrued liabilities	122.2	123.6	82.3
Net cash flows provided by operating activities	355.1	316.9	295.8

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(125.4)	(76.0)	(68.9)
Acquisitions, net of cash acquired	(649.7)	(60.4)	(470.8)
Proceeds from sales of businesses and other	2.6	18.7	(0.4)
Net cash flows used in investing activities	(772.5)	(117.7)	(540.1)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock issued	5.8	4.0	3.3
Purchase of treasury stock	(2.6)	(6.0)	(6.7)
Proceeds from long-term debt	1,316.0	--	644.4
Principal payments on long term debt	(600.5)	(0.5)	(418.9)
Debt prepayment costs	(71.7)	--	(26.6)
Debt origination costs	(30.3)	--	--
Tax benefits realized from prior exercises of employee
stock options and restricted stock	7.0	30.8	10.4
Borrowings on line of credit	215.0	30.0	358.9
Repayments on line of credit	(215.0)	(30.0)	(358.9)
Net cash flows provided by financing activities	623.7	28.3	205.9

Effect of foreign exchange rate changes on cash and
cash equivalents	3.9	(2.7)	(3.0)

Net increase (decrease) in cash and cash equivalents	210.2	224.8	(41.4)
Cash and cash equivalents, beginning of year	303.5	78.7	120.1
Cash and cash equivalents, end of year	$513.7	$303.5	$78.7

Supplemental disclosures of cash flow information:
Cash paid during period for:
Interest	$125.2	$110.4	$53.3
Income taxes	52.6	34.5	15.1

Supplemental schedule of non-cash activities:
Accrued property additions	$10.8	$3.2	$--

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010
(In millions, except share and per share data)

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Basis of Presentation – B/E Aerospace, Inc. and its wholly owned subsidiaries (the “Company”) designs, manufactures, sells and services commercial aircraft and business jet cabin interior products consisting of a broad range of seating, interior systems, including structures for food and beverage storage and preparation equipment, distributes aerospace fasteners and other consumables and provides logistics related services. The Company’s principal customers are the operators of commercial and business jet aircraft, aircraft manufacturers and their suppliers. As a result, the Company’s business is directly dependent upon the conditions in the commercial airline, business jet and aircraft manufacturing industries. The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America.

Consolidation – The accompanying consolidated financial statements include the accounts of B/E Aerospace, Inc. and its wholly owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

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

Revenues and costs under certain long-term contracts are recognized using contract accounting under the percentage-of-completion method in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605-35, Construction–Type and Production–Type Contracts (“ASC 605-35”), with the majority of the contracts accounted for under the cost-to-cost method. Under the cost-to-cost method, the revenues related to the long-term contracts are recognized based on the ratio of actual costs incurred to total estimated costs to be incurred. The Company uses the units-of-delivery method to account for certain contracts, principally with The Boeing Company and Airbus. Under the units-of delivery method, revenues are recognized based on the contract price of units delivered.

The percentage-of-completion method requires the use of estimates of costs to complete long-term contracts. Due to the duration of these contracts as well as the technical nature of the products involved, the estimation of these costs requires management’s judgment in connection with assumptions and projections related to the outcome of future events. Management’s assumptions include future labor performance and rates and projections relative to material and overhead costs, as well as the quantity and timing of product deliveries. The Company reevaluates its contract estimates periodically and reflects changes in estimates in the current period using the cumulative catch-up method. Revenues associated with any contractual claims are recognized when it is probable that the claim will result in additional contract revenue and the amount can be reasonably estimated. For the years ended December 31, 2012, 2011 and 2010, approximately 15%, 15% and 14% of our revenues, respectively, were derived from contracts accounted for using percentage-of-completion accounting. Net costs and estimated earnings in excess of billings on uncompleted contracts were $95.9 and $72.2 at December 31, 2012 and 2011, respectively. Excess over average costs on long-term contracts accounted for using the units of production method of accounting were $134.4 and $87.1 at December 31, 2012 and 2011, respectively. Anticipated losses on contracts are recognized in the period in which the losses become evident and determinable. Advance payments and engineering development costs on certain long-term contracts are deferred and included in revenues and research, development and engineering, respectively, when the products are shipped.

Income Taxes – The Company provides deferred income taxes for temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and such amounts recognized for income tax purposes. Deferred income taxes are computed using enacted tax rates that are expected to be in effect when the temporary differences reverse. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or the entire deferred tax asset will not be realized. The Company records uncertain tax positions within income tax expense and classifies interest and penalties related to income taxes as income tax expense.

Cash Equivalents – The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Accounts Receivable – The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer's current creditworthiness, as determined by review of their current credit information. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon historical experience and any specific customer collection issues that have been identified. The allowance for doubtful accounts at December 31, 2012 and 2011 was $12.1 and $8.2, respectively.

Inventories – The Company values inventories at the lower of cost or market, using FIFO or weighted average cost method. The Company regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on historical demand, as well as an estimated forecast of product demand and production requirements, and the age of the inventory among other factors. Demand for the Company’s products can fluctuate significantly. In accordance with industry practice, costs in inventory include amounts relating to long-term contracts with long production cycles and to inventory items with long procurement cycles, some of which are not expected to be realized within one year.

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

Goodwill and Intangible Assets – Under FASB ASC 350, Intangibles – Goodwill and Other (“ASC 350”), goodwill and indefinite-lived intangible assets are reviewed at least annually for impairment. Acquired intangible assets with definite lives are amortized over their individual useful lives. Patents and other intangible assets are amortized using the straight-line method over periods ranging from two to thirty-four years.

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

Indefinite-lived intangible assets are tested at least annually for impairment. Impairment for intangible assets with indefinite lives exists if the carrying value of the intangible asset exceeds its fair value. The fair values of indefinite-lived intangible assets are determined using valuation techniques based on estimates, judgments and assumptions management believes are appropriate in the circumstances. As of December 31, 2012 and 2011, the Company’s annual impairment testing yielded no impairments of indefinite-lived intangible assets.

Long-Lived Assets – The Company assesses potential impairments to its long-lived assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. An impairment loss is recognized when the undiscounted cash flows expected to be generated by an asset (or group of assets) is less than its carrying amount. Any required impairment loss is measured as the amount by which the asset's carrying value exceeds its fair value and is recorded as a reduction in the carrying value of the related asset and a charge to operating results. There were no impairments of long lived assets in 2012, 2011, and 2010.

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

	Year Ended December 31,
	2012	2011	2010
Balance at beginning of period	$51.5	$38.0	$26.6
Accruals for warranties issued during the period	37.5	34.5	29.2
Settlements of warranty claims	(25.8)	(21.0)	(17.8)
Balance at end of period	$63.2	$51.5	$38.0

Accounting for Stock-Based Compensation – The Company accounts for share-based compensation arrangements in accordance with the provisions of FASB ASC 718, Compensation – Stock Compensation (“ASC 718”), whereby share-based compensation cost is measured on the date of grant, based on the fair value of the award, and is recognized over the requisite service period.

Compensation cost recognized during the three years ended December 31, 2012 related to grants of restricted stock and restricted stock units. No compensation cost related to stock options was recognized during those periods as no options were granted during the three year period ended December 31, 2012 and all options were vested as of December 31, 2006.

The Company has established a qualified Employee Stock Purchase Plan. The Plan allows qualified employees (as defined in the plan) to participate in the purchase of designated shares of the Company's common stock at a price equal to 85% of the closing price for each semi-annual stock purchase period. The fair value of employee purchase rights represents the difference between the closing price of the Company’s shares on the date of purchase and the purchase price of the shares. The value of the rights granted during the years ended December 31, 2012, 2011 and 2010 was $0.9, $0.7 and $0.5, respectively.

Treasury Stock – The Company may periodically repurchase shares of its common stock from employees for the satisfaction of their individual payroll tax withholding upon vesting of restricted stock and restricted stock units in connection with the Company’s Long Term Incentive Plan. The Company’s repurchases of common stock are recorded at the average cost of the common stock and are presented as a reduction of additional paid-in-capital. The Company repurchased 60,266, 161,297 and 197,343 shares of its common stock for $2.6, $6.0 and $6.7, respectively, during the years ended December 31, 2012, 2011 and 2010 respectively.

Research and Development – Research and development expenditures are expensed as incurred.

Foreign Currency Translation – The assets and liabilities of subsidiaries located outside the United States are translated into U.S. dollars at the rates of exchange in effect at the balance sheet dates. Revenue and expense items are translated at the average exchange rates prevailing during the period. Gains and losses resulting from foreign currency transactions are recognized currently in income, and those resulting from translation of financial statements are accumulated as a separate component of stockholders’ equity. The Company's European subsidiaries primarily utilize the British pound or the Euro as their local functional currency.

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

Significant customers change from year to year depending on the level of refurbishment activity and/or the level of new aircraft purchases by such customers. During the year ended December 31, 2012, The Boeing Company accounted for 11.1% of the Company’s consolidated net sales. No other individual customers accounted for more than 10% of the Company’s consolidated net sales during the year ended December 31, 2012. During the years ended December 31, 2011 and 2010, no single customer accounted for more than 10% of the Company’s consolidated net sales.

Recent Accounting Pronouncements

In July 2012, the FASB issued ASU 2012-02, Intangibles—Goodwill and Other (Topic 350), which amends existing guidance by giving an entity the option to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test of its indefinite-lived intangible assets. Under these amendments, an entity would not be required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on the qualitative assessment, that it is more likely than not, the indefinite-lived intangible asset is impaired. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. ASU 2012-02 will be effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 (early adoption is permitted). The adoption of ASU 2012-02 will not have an impact on the Company’s consolidated financial statements.

2.     BUSINESS COMBINATIONS

During 2012, the Company completed two acquisitions for a net aggregate purchase price of approximately $649.7 (“2012 Acquisitions”). During 2011, the Company completed four insignificant acquisitions to bolster key technologies for an aggregate purchase price of approximately $60.4 (“2011 Acquisitions”). During 2011, the Company also sold two insignificant businesses for $19.2 which resulted in a $0.1 gain. During 2010, the Company completed two acquisitions for a net aggregate purchase price of approximately $469 (“2010 Acquisitions”). Each acquisition and disposition was a cash transaction.

The 2012, 2011 and 2010 Acquisitions were accounted for as purchases under FASB ASC 805, Business Combinations (“ASC 805”). The assets purchased and liabilities assumed for the 2012, 2011 and 2010 Acquisitions have been reflected in the accompanying consolidated balance sheet as of December 31, 2012 and the results of operations for the 2012, 2011 and 2010 Acquisitions and the 2011 dispositions are included in (or excluded from) the accompanying consolidated statement of earnings from the respective dates of acquisition (or disposition).

On January 30, 2012, the Company acquired 100% of the outstanding stock of UFC Aerospace Corp. (“UFC”), a provider of complex supply chain management and inventory logistics solutions, for a net purchase price of approximately $404.7.

On July 26, 2012, the Company acquired 100% of Interturbine Aviation Logistics GmbH, Interturbine Logistics Solutions GmbH and Interturbine Technologies GmbH (collectively “Interturbine”), a provider of material management logistical services to global airlines and maintenance, repair and overhaul (“MRO”) providers, for a net purchase price of approximately $245.0. Interturbine’s product range includes chemicals, lubricants, hydraulic fluids, adhesives, coatings and composites. Interturbine also supplies fasteners, cables and wires, electronic components, electrical and electromechanical materials, tools, hot bonding equipment and ground equipment to its primary customer base of airlines and MRO providers globally.

The Company completed its evaluation and allocation of the purchase price for the UFC acquisition during the period ended December 31, 2012, which resulted in an adjustment to the allocation of the UFC purchase price to increase intangible assets and to increase accrued liabilities by approximately $30.5 related to certain customer contracts which were priced below market and a portion of which were generating losses. These contracts have durations of up to four years. To the extent the profitability of these contracts improves either through contract renegotiations, cost decreases or price increases, such adjustments will be reflected when realized, and to the extent that the profitability on these contracts is not improved, the accrual will be amortized until the termination of the contracts.

The Company has not yet completed the evaluation and allocation of the purchase price for the Interturbine acquisition as management’s assessment of the valuation of certain assets and liabilities is not yet complete. The Company does not believe that the final allocation of the purchase price of the Interturbine acquisition will materially modify the current purchase price allocation.

The following table summarizes the current estimates of fair values of assets acquired and liabilities assumed in the UFC and Interturbine acquisitions in accordance with ASC 805, which are currently recorded based on management’s estimates as follows:

Accounts receivable-trade	$44.1
Inventories	95.6
Other current and non-current assets	21.1
Property and equipment	4.4
Goodwill	455.4
Identified intangibles	117.1
Accounts payable	(20.4)
Other current and non-current liabilities	(67.6)
Total purchase price	$649.7

The majority of the goodwill and other intangible assets related to the UFC acquisition is expected to be deductible for tax purposes. None of the goodwill and other intangible assets related to the Interturbine acquisition is expected to be deductible for tax purposes.

Consolidated unaudited pro forma revenues, net earnings and diluted net earnings per share giving effect to the UFC and Interturbine acquisitions as if they had occurred on January 1, 2011 were $3,172.4, $241.0, and $2.34, and $2,786.2, $245.4 and $2.41, for the years ended December 31, 2012 and 2011, respectively:

The Company has begun transferring legacy UFC and Interturbine customers into its consumables management segment systems. As a result, it is not practicable to report stand-alone revenues and operating earnings of the acquired businesses since the acquisition dates.

On October 26, 2010, the Company acquired the TSI Group (“TSI”), a privately-held company, for a net purchase of approximately $307 million in cash. TSI designs, engineers and manufactures customized, fully integrated, thermal management and interconnect solutions that address complex power management requirements of a broad range of customers in the aerospace and defense industries. The Company completed its evaluation and allocation of the purchase price for the TSI acquisition during the period ended September 30, 2011 which resulted in a $17.9 increase in non-amortizing identifiable intangible assets and a $17.9 decrease in goodwill. The excess of the purchase price over the fair value of the identifiable net tangible assets acquired approximated $282.8 of which $72.6 has been allocated to identified intangible assets and $210.2 is included in goodwill.

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

	December 31,	December 31,
	2012	2011
Purchased materials and component parts	$186.3	$165.3
Work-in-process	371.8	295.4
Finished goods	1,194.8	1,019.7
	$1,752.9	$1,480.4

4.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	Useful Life	December 31,	December 31,
	(Years)	2012	2011
Buildings and improvements	1 - 50	$112.8	$97.5
Machinery	1 - 20	134.2	96.7
Tooling	2 - 10	70.0	52.5
Computer equipment and software	1 - 10	216.3	158.3
Furniture and equipment	1 - 15	24.7	16.6
		558.0	421.6
Less accumulated depreciation		(255.1)	(213.3)
		$302.9	$208.3

Depreciation expense was $45.9, $37.1 and $30.9 for the years ended December 31, 2012, 2011 and 2010, respectively.

5.	GOODWILL AND INTANGIBLE ASSETS

The following sets forth the intangible assets by major asset class, all of which were acquired through business purchase transactions:

		December 31, 2012			December 31, 2011
				Net			Net
	Useful Life	Original	Accumulated	Book	Original	Accumulated	Book
	(Years)	Cost	Amortization	Value	Cost	Amortization	Value
Customer contracts and
relationships	8-30	$410.8	$64.0	$346.8	$314.7	$44.5	$270.2
Acquired technologies	9-34	127.7	50.6	77.1	128.5	46.5	82.0
Replacement parts annuity
and product approvals	16-22	28.3	25.7	2.6	39.5	36.0	3.5
Technical qualifications,
plans and drawings	15-22	26.9	22.7	4.2	30.4	25.0	5.4
Trademarks and patents	2-20	27.1	19.4	7.7	29.9	21.2	8.7
Covenants not to compete	3-5	3.3	0.8	2.5	5.7	5.6	0.1
Trade names	Indefinite	43.6	-	43.6	19.9	-	19.9
		$667.7	$183.2	$484.5	$568.6	$178.8	$389.8

Amortization expense of intangible assets was $29.1, $25.0 and $21.5 for the years ended December 31, 2012, 2011 and 2010, respectively. Amortization expense associated with identified intangible assets as of December 31, 2012 is expected to be approximately $30.0 in each of the next five years. The future amortization amounts are estimates. Actual future amortization expense may be different due to future acquisitions, impairments, changes in amortization periods, or other factors.

In accordance with ASC 350, goodwill is not amortized but is subject to an annual impairment test. During the year ended December 31, 2012, the Company completed step one of the impairment test and fair value analysis for goodwill, and there were no impairment indicators present and no impairment loss was recorded during the year ended December 31, 2012 or December 31, 2011. The accumulated goodwill impairment loss (incurred in 2008) was $369.3 as of December 31, 2012.

The changes in the carrying amount of goodwill for the years ended December 31, 2012 and 2011 are as follows:

	Commercial	Consumables	Business
	Aircraft	Management	Jet	Total
Balance as of
December 31, 2010	$388.5	$517.3	$88.7	$994.5
Acquisitions	4.7	22.1	--	26.8
Dispositions	(6.8)	--	--	(6.8)
Effect of foreign
currency translation	(2.2)	(4.0)	--	(6.2)
Balance as of
December 31, 2011	384.2	535.4	88.7	1,008.3
Acquisitions	2.5	450.6	1.5	454.6
Effect of foreign
currency translation	1.7	19.8	(0.2)	21.3
Balance as of
December 31, 2012	$388.4	$1,005.8	$90.0	$1,484.2

6.	ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	December 31,	December 31,
	2012	2011
Accrued salaries, vacation and related benefits	$93.8	$75.4
Accrued product warranties	63.2	51.5
Accrued interest	28.2	21.7
Income taxes payable	29.5	16.3
Deferred revenue	118.2	113.9
Other accrued liabilities	141.3	101.4
	$474.2	$380.2

Deferred revenue includes billings in excess of costs and estimated earnings of $19.0 and $37.9 at December 31, 2012 and 2011, respectively.

7.	LONG-TERM DEBT

Long-term debt consists of the following:

	December 31,	December 31,
	2012	2011
5.25% Notes	$1,315.0	$--
6.875% Notes	645.2	644.7
8.5% Notes	--	600.0
Other	0.3	0.8
	1,960.5	1,245.5
Less current portion of long-term debt	(0.3)	(0.5)
	$1,960.2	$1,245.0

In March 2012, the Company issued $500.0 aggregate principal amount of 5.25% senior notes due 2022 (the “5.25% Notes”), in an offering pursuant to the Securities Act of 1933, as amended. The notes are senior unsecured debt obligations of the Company. In July 2012, the Company issued $800.0 additional 5.25% Notes, at an effective yield of 4.9% as an add-on to the existing 5.25% Notes. During 2012, the Company redeemed $600.0 of its 8.5% senior unsecured notes due 2018 (the “8.5% Notes”). The Company incurred a loss on debt extinguishment of $82.1 related to unamortized debt issue costs and fees and expenses related to the repurchase of its 8.5% Notes.

As of December 31, 2012, long-term debt consisted of $1,300.0 aggregate principal amount ($1,315.0 inclusive of original issue premium) of its 5.25% Notes, which had an effective yield of approximately 5.0%, and $650.0 aggregate principal amount ($645.2 net of original issue discount) of 6.875% senior unsecured notes due 2020 (the “6.875% Notes). The Company also has a $950.0 revolving credit facility, as amended and restated as of August 3, 2012, (the “Revolving Credit Facility”), none of which was drawn at December 31, 2012 and 2011.

Borrowings under the Revolving Credit Facility bear interest at an annual rate equal to the London interbank offered rate (“LIBOR”) (as defined in the Revolving Credit Facility) plus 200 basis points or Prime (as defined in the Revolving Credit Facility) plus 100 basis points. If drawn, as of December 31, 2012, the rate under the Revolving Credit Facility would have been approximately 2.3%.

Letters of credit outstanding under the Revolving Credit Facility aggregated $11.6 at December 31, 2012.

The Revolving Credit Facility contains an interest coverage ratio financial covenant (as defined therein) that must be maintained at a level greater than 2.0 to 1 and a total leverage ratio covenant (as defined therein) which limits net debt to a 4.25 to 1 multiple of EBITDA (as defined therein). The Revolving Credit Facility is collateralized by substantially all of the Company’s assets and contains customary affirmative covenants, negative covenants and conditions precedent for borrowings, all of which were met as of December 31, 2012.

Maturities of long-term debt, excluding the $4.8 unamortized original issue discount on the 6.875% Notes and the $15.0 unamortized original issue premium on the 5.25% Notes, are as follows:

Year Ending December 31,
2013	$0.3
2014	--
2015	--
2016	--
2017	--
Thereafter	1,950.0
Total	$1,950.3

Interest expense amounted to $124.6, $105.5 and $92.7 for the years ended December 31, 2012, 2011 and 2010, respectively.

8.	COMMITMENTS, CONTINGENCIES AND OFF-BALANCE-SHEET ARRANGEMENTS

Lease Commitments – The Company finances its use of certain facilities and equipment under committed lease arrangements provided by various institutions. Since the terms of these arrangements meet the accounting definition of operating lease arrangements, the aggregate sum of future minimum lease payments is not reflected on the consolidated balance sheets. At December 31, 2012, future minimum lease payments under these arrangements approximated $316.9, of which $277.6 is related to long-term real estate leases.

Rent expense for the years ended December 31, 2012, 2011 and 2010 was $49.5, $29.3 and $26.9, respectively. Future payments under operating leases with terms greater than one year as of December 31, 2012 are as follows:

Year Ending December 31,
2013	$41.0
2014	38.9
2015	36.1
2016	30.8
2017	28.0
Thereafter	142.1
Total	$316.9

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

One other agreement provides for an officer to receive annual minimum compensation of $0.6 per year through a three-year period ending from any date after which it is measured, adjusted as determined by the Company’s Compensation Committee of the Board of Directors, and for the Company to make a retirement compensation payment equal to 20% of the officer’s then current year annual salary to a supplemental executive retirement plan (“SERP”) established by the Company.

One other agreement provides for an officer to receive annual minimum compensation of $0.6 per year through a three-year period ending from any date after which it is measured, adjusted annually for changes in the consumer price index (as defined) or as determined by the Company's Compensation Committee of the Board of Directors, and to receive a retirement compensation payment equal to 50% of the officer’s average three years' annual salary (as defined).

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

9.	INCOME TAXES

The components of earnings before incomes taxes were:

	Year Ended December 31,
	2012	2011	2010
Earnings before income taxes
United States	$167.7	$142.1	$103.4
Foreign	165.8	180.9	108.0
Earnings before income taxes	$333.5	$323.0	$211.4

Income tax expense consists of the following:

	Year Ended December 31,
	2012	2011	2010
Current:
Federal	$22.3	$1.8	$0.5
State	3.0	2.3	0.8
Foreign	24.6	28.5	23.0
	49.9	32.6	24.3
Deferred:
Federal	41.6	52.4	39.2
State	2.2	3.9	4.8
Foreign	6.1	6.3	(0.2)
	49.9	62.6	43.8
Total income tax expense	$99.8	$95.2	$68.1

The difference between income tax expense and the amount computed by applying the statutory U.S. federal income tax rate (35%) to the pre-tax earnings consists of the following:

	Year Ended December 31,
	2012	2011	2010
Statutory federal income tax expense	$116.7	$113.0	$74.0
U.S. state income taxes	5.9	6.0	4.6
Foreign tax rate differential	(36.0)	(27.8)	(16.8)
Non-deductible charges/losses and other	14.8	8.0	9.3
Research and development credit	(1.6)	(4.0)	(3.0)
	$99.8	$95.2	$68.1

The tax effects of temporary differences and carryforwards that give rise to deferred income tax assets and liabilities consist of the following:

	December 31,
	2012	2011
Deferred tax assets:
Inventory reserves	$21.7	$18.3
Warranty reserves	12.5	9.3
Accrued liabilities	37.5	15.5
Net operating loss carryforward	22.4	19.6
Research and development
credit carry forward	18.8	38.2
Alternative minimum
tax credit carryforward	5.0	5.0
Other	5.6	4.7
	$123.5	$110.6

Deferred tax liabilities:
Book to tax revenue differences	(31.7)	(37.5)
Intangible assets	(127.9)	(92.8)
Depreciation	(38.2)	(23.2)
Software development costs	(0.7)	(1.3)
	(198.5)	(154.8)
Net deferred tax liability before valuation
allowance	(75.0)	(44.2)
Valuation allowance	(26.5)	(20.1)
Net deferred tax liability	$(101.5)	$(64.3)

The Company maintained a valuation allowance of $26.5 as of December 31, 2012 primarily related to foreign net operating losses.

As of December 31, 2012, the Company had state and foreign net operating loss carryforwards of approximately $51.5 and $69.5, respectively. The state net operating loss carryforwards begin to expire in 2013. As of December 31, 2012, the Company had federal and state research and development tax credit carryforwards of $18.8, which expire from 2013 to 2027.

The Company has not provided for any residual U.S. income taxes on the approximately $575 of earnings from its foreign subsidiaries because such earnings are intended to be indefinitely reinvested. It is not practicable to determine the amount of U.S. income and foreign withholding tax payable in the event all such foreign earnings are repatriated.

In 2012, the Company recognized tax deductions of $19.9 related to stock option exercises and restricted share vestings. Pursuant to ASC 718, these deductions are not deemed realized until they reduce taxes payable. During 2012, the Company recorded a credit to additional paid-in capital of $7.0 as these deductions reduced our current year tax liability.

 A reconciliation of the beginning and ending amounts of gross uncertain tax positions is presented below:

	2012	2011	2010
Balance, beginning of the period	$21.7	$21.5	$18.5
Additions for current year tax positions	10.6	6.1	3.1
Additions for tax positions of prior years	2.3	--	--
Currency fluctuations	--	(0.1)	(0.1)
Settlements with taxing authorities	--	(5.8)	--
Balance, end of the period	$34.6	$21.7	$21.5

The difference between the gross uncertain tax position of $34.6 and the liability for unrecognized tax benefits of $32.1 is due to the netting of certain items when calculating the liability for unrecognized tax benefits. This liability, if recognized, would affect the Company’s effective tax rate. It is reasonably possible that the amount of liability for unrecognized tax benefits will change in the next twelve months; however, the Company does not expect the change to have a material impact on the Company’s consolidated financial statements.

The Company completed its U.S. federal income tax examination during 2011 for year 2006 with immaterial adjustments, and with minor exceptions, the Company is currently open to audit by the tax authorities for the six tax years ending December 31, 2012. There are currently no material income tax audits in progress.

The Company classifies interest and penalties related to income tax as income tax expense. The amount included in the Company’s liability for unrecognized tax benefits for interest and penalties was less than $1.0 as of December 31, 2012 and 2011.

10.	EMPLOYEE RETIREMENT PLANS

The Company sponsors and contributes to a qualified, defined contribution savings and investment plan, covering substantially all U.S. employees. The B/E Aerospace, Inc. Savings Plan was established pursuant to Section 401(k) of the Internal Revenue Code. Under the terms of this plan, covered employees may contribute up to 100% of their pay, limited to certain statutory maximum contributions for 2012. Participants are vested in matching contributions immediately and the matching percentage is 100% of the first 3% of employee contributions and 50% on the next 2% of employee contributions. Total expense for the plan was $10.1, $8.5 and $6.7 for the years ended December 31, 2012, 2011 and 2010, respectively. In addition, the Company contributes to the B/E Aerospace, Inc. Hourly Tax-Sheltered Retirement Plan. This plan was established pursuant to Section 401(k) of the Internal Revenue Code and covers certain U.S. union employees. Total expense for the plan was $0.3, $0.3 and $0.2 for the years ended December 31, 2012, 2011 and 2010, respectively. The Company also sponsors and contributes to a SERP for certain other employees. The B/E Aerospace, Inc. Deferred Compensation Plan was established pursuant to Section 409A of the Internal Revenue Code. The SERP is an unfunded plan maintained for the purpose of providing deferred compensation for certain employees. This plan allows certain employees to annually elect to defer a portion of their compensation, on a pre-tax basis, until their retirement. The retirement benefit to be provided is based on the amount of compensation deferred. The Company is cash matching contributions and earnings on deferrals. Deferred compensation expense was $1.6, $1.1 and $0 in 2012, 2011 and 2010, respectively. The Company and its subsidiaries participate in government-sponsored programs in certain European countries. The Company funds these plans based on legal requirements, tax considerations, local practices and investment opportunities.

11.	STOCKHOLDERS' EQUITY

Earnings Per Share - Basic net earnings per common share is computed using the weighted average of common shares outstanding during the year. Diluted net earnings per common share reflects the potential dilution from assumed conversion of all dilutive securities such as stock options and unvested restricted stock using the treasury stock method. When the effects of the outstanding stock options are anti-dilutive, they are not included in the calculation of diluted earnings per common share. For the years ended December 31, 2012, 2011 and 2010, securities totaling approximately 0.3, 0.5, and 0.5 million shares, respectively, were excluded from the determination of diluted earnings per common share because the effect would have been anti-dilutive.

The following table sets forth the computation of basic and diluted net earnings per share for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,
	2012	2011	2010
Numerator: net earnings	$233.7	$227.8	$143.3
Denominator:
Denominator for basic earnings per share -
Weighted average shares (in millions)	102.2	101.1	99.7
Effect of dilutive securities -
Dilutive securities (in millions)	0.7	0.8	1.2
Denominator for diluted earnings per share -
Adjusted weighted average shares (in millions)	102.9	101.9	100.9
Basic net earnings per share	$2.29	$2.25	$1.44
Diluted net earnings per share	$2.27	$2.24	$1.42

Long Term Incentive Plan - The Company has a Long Term Incentive Plan under which the Company’s Compensation Committee may grant stock options, stock appreciation rights, restricted stock, restricted stock units or other forms of equity based or equity related awards.

 During 2012, 2011 and 2010, the Company granted restricted stock to certain members of the Company’s Board of Directors and management. Restricted stock grants vest over four years and are granted at the discretion of the Compensation Committee of the Board of Directors. Certain awards also vest upon attainment of performance goals. Compensation cost is recorded on a straight-line basis over the vesting term of the shares based on the grant date value using the closing trading price. Share based compensation of $23.4, $25.1 and $29.8 was recorded during 2012, 2011, and 2010 respectively. Unrecognized compensation cost related to these grants was $50.4, $49.8, and $50.9 at December 31, 2012, 2011, and 2010, respectively.

The following table summarizes shares of restricted stock that were granted, vested, forfeited and outstanding:

	December 31, 2012			December 31, 2011
			Weighted			Weighted
		Weighted	Average		Weighted	Average
		Average	Remaining		Average	Remaining
	Shares	Grant Date	Vesting Period	Shares	Grant Date	Vesting Period
	(in thousands)	Fair Value	(in years)	(in thousands)	Fair Value	(in years)

Outstanding, beginning of
period	1,940	$29.08	2.44	2,196	$23.74	2.53
Shares granted	634	44.13	--	682	37.84	--
Shares vested	(827)	23.50	--	(866)	22.80	--
Shares forfeited	(101)	30.87	--	(72)	25.91	--
Outstanding, end of period	1,646	37.67	2.52	1,940	29.08	2.44

During the years ended December 31, 2012, 2011 and 2010, the Company did not grant restricted stock units. During the year ended December 31, 2012, 5,905 restricted stock units were forfeited. As of December 31, 2012, the weighted average remaining vesting period for the 15,567 outstanding restricted stock units was 0.31 years.

No stock options were granted during the three years ended December 31, 2012 and no related stock compensation was recognized as all options were fully vested as of December 31, 2006. Outstanding stock options at December 31, 2012, 2011 and 2010 totaled approximately 51,000, 101,000, and 128,000, all of which were exercisable. During the years ended December 31, 2012, 2011 and 2010, 45,040, 26,568 and 28,319 stock options were exercised with an aggregate intrinsic value of $1.7, $0.9 and $0.6, respectively, determined as of the date of option exercise. The aggregate intrinsic value of outstanding options as of December 31, 2012 was $2.0.

12.	EMPLOYEE STOCK PURCHASE PLAN

The Company has established a qualified Employee Stock Purchase Plan, the terms of which allow for qualified employees (as defined in the Plan) to participate in the purchase of designated shares of the Company's common stock at a price equal to 85% of the closing price at the end of each semi-annual stock purchase period. The Company issued approximately 136,000, 114,000 and 119,000 shares of common stock during the years ended December 31, 2012, 2011 and 2010, respectively, pursuant to this plan at a weighted average price per share of $39.44, $33.76, and $25.59, respectively.

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

The following table presents net revenues and other financial information by business segment:

	Year Ended December 31, 2012
	Commercial	Consumables	Business
	Aircraft	Management	Jet	Consolidated
Net revenues	$1,551.2	$1,171.0	$363.1	$3,085.3
Operating earnings (1)	271.3	216.7	52.0	540.0
Total assets(2)	1,719.1	3,006.7	380.6	5,106.4
Goodwill	388.4	1,005.8	90.0	1,484.2
Capital expenditures(3)	92.5	22.6	10.3	125.4
Depreciation and amortization(3)	42.3	25.0	7.7	75.0

	Year Ended December 31, 2011
	Commercial	Consumables	Business
	Aircraft	Management	Jet	Consolidated
Net revenues	$1,302.0	$943.5	$254.3	$2,499.8
Operating earnings (1)	216.0	183.1	28.9	428.0
Total assets(2)	1,387.0	2,120.2	330.1	3,837.3
Goodwill	384.2	535.4	88.7	1,008.3
Capital expenditures(3)	51.6	17.6	6.8	76.0
Depreciation and amortization(3)	36.0	19.7	6.4	62.1

	Year Ended December 31, 2010
	Commercial	Consumables	Business
	Aircraft	Management	Jet	Consolidated
Net revenues	$997.5	$772.9	$213.8	$1,984.2
Operating earnings (1)	148.7	153.2	14.1	316.0
Total assets(2)	1,149.6	1,993.2	275.2	3,418.0
Goodwill	388.5	517.3	88.7	994.5
Capital expenditures(3)	55.4	9.7	3.8	68.9
Depreciation and amortization(3)	29.2	16.9	6.3	52.4

(1) Operating earnings includes an allocation of corporate IT costs, employee benefits and general and administrative costs based on the proportion of each segment’s systems users, number of employees and sales, respectively.

(2) Corporate assets (including cash and cash equivalents) of $599.4, $304.6 and $123.8 at December 31, 2012, 2011 and 2010, respectively, have been allocated to the above segments in a manner consistent with our corporate expense allocations. Prior year amounts have been restated to reflect this revised allocation methodology.

(3) Corporate capital expenditures and depreciation and amortization have been allocated to the above segments in a manner consistent with our corporate expense allocations. Prior year amounts have been restated to reflect this revised allocation methodology.

Geographic Information

The Company operates principally in three geographic areas, the United States, Europe (primarily the United Kingdom) and emerging markets, such as Asia, Pacific Rim, and the Middle East. There were no significant transfers among geographic areas during these periods.

The following table presents revenues and operating earnings based on the originating location for the years ended December 31, 2012, 2011 and 2010. Additionally, it presents all identifiable assets related to the operations in each geographic area as of December 31, 2012 and 2011:

	Year Ended December 31,
	2012	2011	2010
Revenues:
Domestic	$2,230.1	$1,750.2	$1,422.6
Foreign	855.2	749.6	561.6
	$3,085.3	$2,499.8	$1,984.2

Operating earnings:
Domestic	$334.2	$246.9	$181.3
Foreign	205.8	181.1	134.7
	$540.0	$428.0	$316.0

	December 31,
Identifiable assets:	2012	2011
Domestic	$3,817.0	$3,128.6
Foreign	1,289.4	708.7
	$5,106.4	$3,837.3

Revenues by geographic area, based on destination, for the years ended December 31, 2012, 2011, and 2010 were as follows:

	Year Ended December 31,
	2012		2011		2010
		% of		% of		% of
	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues

U.S.	$1,499.5	48.6%	$1,296.4	51.9%	$1,005.6	50.7%
Europe	755.9	24.5%	606.0	24.2%	495.1	25.0%
Asia, Pacific Rim,
Middle East and other	829.9	26.9%	597.4	23.9%	483.5	24.3%
	$3,085.3	100.0%	$2,499.8	100.0%	$1,984.2	100.0%

Export revenues from the United States to customers in foreign countries amounted to $896.4, $617.7 and $493.5 in the years ended December 31, 2012, 2011 and 2010, respectively.

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

The carrying amounts of cash and cash equivalents (which the Company classifies as Level 1 assets), accounts receivable-trade, and accounts payable represent their respective fair values due to their short-term nature. There was no debt outstanding under the Revolving Credit Facility as of December 31, 2012 and 2011. The fair value of the Company’s senior notes, based on market prices for publicly-traded debt (which the Company classifies as Level 2 inputs), was $2,103.8 and $1,367.1 as of December 31, 2012 and December 31, 2011, respectively.

The fair value information presented herein is based on pertinent information available to management at December 31, 2012 and 2011, respectively. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since those dates, and current estimates of fair value may differ significantly from the amounts presented herein.

15.  SELECTED QUARTERLY DATA (Unaudited)

Summarized quarterly financial data for the years ended December 31, 2012 and December 31, 2011 are as follows:

	Year Ended December 31, 2012
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenues	$747.3	$768.1	$766.7	$803.2
Gross profit	283.5	293.3	288.3	299.0
Net earnings(1)	68.8	71.2	18.5	75.2
Basic net earnings per share (2)	0.67	0.70	0.18	0.73
Diluted net earnings per share (2)	0.67	0.69	0.18	0.73

	Year Ended December 31, 2011
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenues	$600.2	$608.9	$636.0	$654.7
Gross profit	222.7	233.1	238.0	242.5
Net earnings	50.3	54.8	65.4	57.3
Basic net earnings per share (2)	0.50	0.54	0.65	0.57
Diluted net earnings per share (2)	0.49	0.54	0.64	0.56

(1)	Third quarter 2012 net earnings reflect debt prepayment costs of $82.1.

(2)	Net earnings per share are computed individually for each quarter presented. Therefore, the sum of the quarterly net earnings per share may not necessarily equal the total for the year.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010
(In millions)

	Balance
	At				Balance
	Beginning			Write-	At End
	Of			Offs/	Of
	Period	Expenses	Other	Disposals	Period
Deducted From Assets:
Allowance for doubtful accounts:
Year ended December 31, 2012	$8.2	$4.8	$1.0	$1.9	$12.1
Year ended December 31, 2011	7.4	1.9	--	1.1	8.2
Year ended December 31, 2010	7.4	3.0	0.6	3.6	7.4

Reserve for obsolete inventories:
Year ended December 31, 2012	$49.8	$20.7	$--	$7.0	$63.5
Year ended December 31, 2011	45.3	15.9	--	11.4	49.8
Year ended December 31, 2010	33.5	24.7	--	12.9	45.3

Deferred tax asset valuation allowance:
Year ended December 31, 2012	$20.1	$--	$6.4	$--	$26.5
Year ended December 31, 2011	14.4	--	5.7	--	20.1
Year ended December 31, 2010	10.5	--	3.9	--	14.4