Form 10-Q
period 2013-03-31
BE AEROSPACE INC
filed 2013-04-30
CIK 861361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For The Quarterly Period Ended March 31, 2013

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

The registrant has one class of common stock, $0.01 par value, of which 104,732,332 shares were outstanding as of April 23, 2013.

B/E AEROSPACE, INC.

Form 10-Q for the Quarter Ended March 31, 2013

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

B/E AEROSPACE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In Millions, Except Share Data)

	March 31,	December 31,
	2013	2012

ASSETS

Current assets:
Cash and cash equivalents	$531.5	$513.7
Accounts receivable – trade, less allowance for doubtful
accounts ($10.5 at March 31, 2013 and $12.1 at December 31, 2012)	482.7	401.7
Inventories	1,808.5	1,752.9
Deferred income taxes	36.3	42.4
Other current assets	48.7	55.9
Total current assets	2,907.7	2,766.6

Property and equipment, net of accumulated depreciation
($264.3 at March 31, 2013 and $255.1 at December 31, 2012)	316.7	302.9
Goodwill	1,479.8	1,484.2
Identifiable intangible assets	471.2	484.5
Other assets	70.7	68.2
	$5,246.1	$5,106.4

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$351.1	$286.2
Accrued liabilities	480.0	474.2
Current maturities of long-term debt	0.1	0.3
Total current liabilities	831.2	760.7

Long-term debt	1,960.0	1,960.2
Deferred income taxes	145.2	144.1
Other non-current liabilities	72.1	62.5

Commitments, contingencies and off-balance sheet
arrangements (Note 8)
Stockholders’ equity:
Preferred stock, $0.01 par value; 1.0 million shares
authorized; no shares outstanding	--	--
Common stock, $0.01 par value; 200.0 million shares
authorized; 105.3 million shares issued as of March 31, 2013
and 105.4 million shares issued as of December 31, 2012	1.1	1.1
Additional paid-in capital	1,659.7	1,652.2
Retained earnings	647.6	557.7
Accumulated other comprehensive loss	(70.8)	(32.1)
Total stockholders’ equity	2,237.6	2,178.9
	$5,246.1	$5,106.4

See accompanying notes to condensed consolidated financial statements.

B/E AEROSPACE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
AND COMPREHENSIVE INCOME (UNAUDITED)
(In Millions, Except Per Share Data)

	THREE MONTHS ENDED
	March 31,	March 31,
	2013	2012

Revenues	$842.2	$747.3
Cost of sales	523.1	463.8
Selling, general and administrative	112.2	107.3
Research, development and engineering	53.3	46.4

Operating earnings	153.6	129.8

Operating earnings, as percentage
of revenues	18.2%	17.4%

Interest expense	30.6	28.4

Earnings before income taxes	123.0	101.4

Income taxes	33.1	32.6

Net earnings	89.9	68.8

Other comprehensive income:
Foreign currency translation
adjustment and other	(38.7)	15.3
Comprehensive income	$51.2	$84.1

Net earnings per common share:
Basic	$0.87	$0.67
Diluted	$0.87	$0.67

Weighted average common shares:
Basic	103.1	102.0
Diluted	103.7	102.5

See accompanying notes to condensed consolidated financial statements.

B/E AEROSPACE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Millions)

	THREE MONTHS ENDED
	March 31,	March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$89.9	$68.8
Adjustments to reconcile net earnings to net cash flows provided by operating activities, net of effects from acquisitions:
Depreciation and amortization	20.4	17.1
Deferred income taxes	8.4	24.3
Non-cash compensation	6.0	6.3
Provision for doubtful accounts	0.5	1.1
Loss on disposal of property and equipment	0.7	--
Tax benefits realized from prior exercises of employee stock
options and restricted stock	(1.9)	(1.5)
Changes in operating assets and liabilities:
Accounts receivable	(88.1)	(65.7)
Inventories	(69.0)	(66.7)
Other current and non-current assets	3.4	(9.8)
Accounts payable and accrued liabilities	88.9	73.8
Net cash provided by operating activities	59.2	47.7

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(37.2)	(23.3)
Acquisitions, net of cash acquired	-	(402.5)
Net cash used in investing activities	(37.2)	(425.8)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock issued	--	0.1
Purchase of treasury stock	(0.1)	(0.1)
Tax benefits realized from prior exercises of employee stock
options and restricted stock	1.9	1.5
Borrowings on line of credit	--	215.0
Repayments on line of credit	--	(215.0)
Proceeds from long-term debt	--	500.0
Principal payments on long-term debt	(0.1)	(0.1)
Debt origination costs	--	(9.7)
Net cash provided by financing activities	1.7	491.7

Effect of foreign exchange rate changes on cash and cash equivalents	(5.9)	2.7

Net increase in cash and cash equivalents	17.8	116.3
Cash and cash equivalents, beginning of period	513.7	303.5
Cash and cash equivalents, end of period	$531.5	$419.8

Supplemental disclosures of cash flow information:
Cash paid during period for:
Interest	$0.9	$11.9
Income taxes	19.7	11.5

Supplemental schedule of noncash investing activities:
Accrued property additions	$7.5	$2.5

See accompanying notes to condensed consolidated financial statements.

B/E AEROSPACE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited - In Millions, Except Per Share Data)

Note 1.                  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. All adjustments which, in the opinion of management, are considered necessary for a fair presentation of the results of operations for the periods shown are of a normal recurring nature and have been reflected in the condensed consolidated financial statements. The results of operations for the periods presented are not necessarily indicative of the results expected for the full fiscal year or for any future period. The information included in these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the B/E Aerospace, Inc. (the “Company”) Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts and related disclosures. Actual results could differ from those estimates.

Note 2.                   Recent Accounting Pronouncements

 In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which is intended to improve the reporting of reclassifications out of accumulated other comprehensive income. The ASU requires an entity to report, either on the face of the income statement or in the notes to the financial statements, the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in the income statement if the amount being reclassified is required to be reclassified in its entirety to net income. For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other required disclosures that provide additional detail about those amounts. The adoption of ASU 2013-02, effective January 1, 2013, did not impact the Company’s consolidated financial statements as there were no reclassifications out of accumulated other comprehensive income during the period.

Note 3.                  Business Combinations

During 2012, the Company completed two acquisitions for a net aggregate purchase price of approximately $649.7 in cash (“2012 Acquisitions”). The 2012 Acquisitions were accounted for as purchases under FASB Accounting Standards Codification (“ASC”) 805, Business Combinations (“ASC 805”). The assets purchased and liabilities assumed for the 2012 Acquisitions have been reflected in the accompanying condensed consolidated balance sheets as of March 31, 2013 and December 31, 2012, and the results of operations for the 2012 Acquisitions are included in the accompanying condensed consolidated statement of earnings and comprehensive income from the respective dates of acquisition.

On January 30, 2012, the Company acquired 100% of the outstanding stock of UFC Aerospace Corp. (“UFC”), a provider of complex supply chain management and inventory logistics solutions, for a net purchase price of $404.7.

On July 26, 2012, the Company acquired 100% of Interturbine Aviation Logistics GmbH, Interturbine Logistics Solutions GmbH and Interturbine Technologies GmbH (collectively “Interturbine”), a provider of material management logistical services to global airlines and maintenance, repair and overhaul (“MRO”) providers, for a net purchase price of $245.0. Interturbine’s product range includes chemicals, lubricants, hydraulic fluids, adhesives, coatings and composites. Interturbine also supplies fasteners, cables and wires, electronic components, electrical and electromechanical materials, tools, hot bonding equipment and ground equipment to its primary customer base of airlines and MRO providers globally.

The Company completed its evaluation and allocation of the purchase price for the UFC acquisition during the period ended December 31, 2012. The Company completed its evaluation and allocation of the purchase price for the Interturbine acquisition during the three months ended March 31, 2013 and increased goodwill by $4.6 for certain tax liabilities.

The following table summarizes the fair values of assets acquired and liabilities assumed in the UFC and Interturbine acquisitions in accordance with ASC 805, which are recorded based on management’s estimates as follows:

Accounts receivable-trade	$44.1
Inventories	95.6
Other current and non-current assets	16.7
Property and equipment	4.4
Goodwill	462.9
Identified intangibles	114.3
Accounts payable	(20.4)
Other current and non-current liabilities	(67.9)
Total purchase price	$649.7

The majority of the goodwill and other intangible assets related to the UFC acquisition is expected to be deductible for tax purposes. None of the goodwill and other intangible assets related to the Interturbine acquisition is expected to be deductible for tax purposes.

Consolidated unaudited pro forma revenues, net earnings and net earnings per diluted share, giving effect to the UFC and Interturbine acquisitions as if they had occurred on January 1, 2012, were $793.9, $71.9, and $0.70, for the three months ended March 31, 2012, respectively. The Company has begun transferring legacy UFC and Interturbine customers into its consumables management segment systems. As a result, it is not practicable to report stand-alone revenues and operating earnings of the acquired businesses since the respective acquisition dates.

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

	March 31, 2013	December 31, 2012
Purchased materials and component parts	$195.5	$186.3
Work-in-process	398.8	371.8
Finished goods	1,214.2	1,194.8
	$1,808.5	$1,752.9

Note 5.                  Goodwill and Intangible Assets

The table below sets forth the intangible assets by major asset class, all of which were acquired through business purchase transactions:

		March 31, 2013
	Useful			Net
	Life	Original	Accumulated	Book
	(Years)	Cost	Amortization	Value
Customer contracts and relationships	8-30	$408.4	$68.9	$339.5
Acquired technologies	9-34	126.9	51.2	75.7
Replacement parts annuity and product approvals	16-22	28.1	25.7	2.4
Technical qualifications, plans and drawings	15-22	26.8	22.9	3.9
Trademarks and patents	2-20	27.2	19.8	7.4
Covenants not to compete	3-5	3.3	1.0	2.3
Trade names	Indefinite	40.0	-	40.0
		$660.7	$189.5	$471.2

Amortization expense associated with identifiable intangible assets was approximately $7.7 and $6.9 for the three months ended March 31, 2013 and 2012, respectively. The Company expects to recognize amortization expense of approximately $30 in each of the next five fiscal years. The future amortization amounts are estimates. Actual future amortization expense may be different due to future acquisitions, impairments, changes in amortization periods or other factors. The Company expenses costs to renew or extend the term of a recognized intangible asset.

Goodwill decreased $4.4 during the three months ended March 31, 2013, primarily as a result of foreign currency translations, partially offset by the aforementioned adjustment to the Interturbine purchase price allocation.

Note 6.                  Long-Term Debt

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

As of March 31, 2013, long-term debt consisted of $1,300.0 aggregate principal amount ($1,314.7 inclusive of original issue premium) of its 5.25% Notes, which had an effective yield of approximately 5.0%, and $650.0 aggregate principal amount ($645.3 net of original issue discount) of 6.875% senior unsecured notes due 2020 (the “6.875% Notes). The Company also has a $950.0 revolving credit facility pursuant to an  amended and restated credit agreement dated as of August 3, 2012, (the “Revolving Credit Facility”), none of which was drawn at March 31, 2013.

Borrowings under the Revolving Credit Facility bear interest at an annual rate equal to the London interbank offered rate (“LIBOR”) (as defined in the Revolving Credit Facility) plus 200 basis points or Prime (as defined in the Revolving Credit Facility) plus 100 basis points. If drawn, as of March 31, 2013, the rate under the Revolving Credit Facility would have been approximately 2.28%.

Letters of credit outstanding under the Revolving Credit Facility aggregated $10.3 at March 31, 2013.

The Revolving Credit Facility contains an interest coverage ratio financial covenant (as defined therein) that must be maintained at a level greater than 2.0 to 1 and a total leverage ratio covenant (as defined therein) which limits net debt to a 4.25 to 1 multiple of EBITDA (as defined therein). The Revolving Credit Facility is collateralized by substantially all of the Company’s assets and contains customary affirmative covenants, negative covenants and conditions precedent for borrowings, all of which were met as of March 31, 2013.

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

The carrying amounts of cash and cash equivalents (which the Company classifies as Level 1 assets), accounts receivable – trade and accounts payable represent their respective fair values due to their short- term nature. There was no debt outstanding under the Revolving Credit Facility as of March 31, 2013. The fair value of the Company’s senior notes, based on market prices for publicly-traded debt (which the Company classifies as Level 2 inputs), was $2,063.2 and $2,103.8 as of March 31, 2013 and December 31, 2012, respectively.

Note 8.                 Commitments, Contingencies and Off-Balance Sheet Arrangements

Lease Commitments – The Company finances its use of certain facilities and equipment under committed lease arrangements provided by various institutions. Since the terms of these arrangements meet the accounting definition of operating lease arrangements, the aggregate sum of future minimum lease payments is not reflected on the condensed consolidated balance sheets. At March 31, 2013, future minimum lease payments under these arrangements approximated $319.1, the majority of which related to long-term real estate leases.

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

Compensation cost generally is recognized on a straight-line basis over the vesting period of the shares. Share-based compensation of $5.5 and $5.9 was recognized during the three months ended March 31, 2013 and 2012, respectively, related to the equity grants made pursuant to the LTIP. Unrecognized compensation expense related to equity grants, including the estimated impact of any future forfeitures, was $45.7 at March 31, 2013.

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

The following table presents revenues and operating earnings by reportable segment:

	THREE MONTHS ENDED
	March 31,	March 31,
	2013	2012
Revenues
Commercial aircraft	$420.0	$374.7
Consumables management	326.7	286.8
Business jet	95.5	85.8
	$842.2	$747.3

Operating earnings (1)
Commercial aircraft	$74.2	$65.5
Consumables management	64.8	51.8
Business jet	14.6	12.5
	153.6	129.8
Interest expense	30.6	28.4
Earnings before income taxes	$123.0	$101.4

(1)
Operating earnings include an allocation of corporate IT costs, employee benefits and general and administrative costs based on the proportion of each segment’s systems users, number of employees and sales, respectively.

The following table presents capital expenditures by reportable segment:

	THREE MONTHS ENDED
	March 31,	March 31,
	2013	2012
Capital expenditures(2)
Commercial aircraft	$24.0	$15.7
Consumables management	9.7	4.9
Business jet	3.5	2.7
	$37.2	$23.3

(2)
Corporate capital expenditures have been allocated to the above segments in a manner consistent with our corporate expense allocations. Prior year amounts have been restated to reflect this revised allocation methodology.

The following table presents goodwill by reportable segment:

	March 31,	December 31,
	2013	2012
Goodwill
Commercial aircraft	$384.8	$388.4
Consumables management	1,004.9	1,005.8
Business jet	90.1	90.0
	$1,479.8	$1,484.2

The following table presents total assets by reportable segment:

	March 31,	December 31,
	2013	2012
Total assets (3)
Commercial aircraft	$1,769.9	$1,719.1
Consumables management	3,064.3	3,006.7
Business jet	411.9	380.6
	$5,246.1	$5,106.4

(3)
Corporate assets (including cash and cash equivalents) of $633.9 and $599.4 at March 31, 2013 and December 31, 2012, respectively, have been allocated to the above segments in a manner consistent with our corporate expense allocations.

Note 11.                 Net Earnings Per Common Share

Basic net earnings per common share is computed using the weighted average common shares outstanding during the period. Diluted net earnings per common share is computed by using the weighted average common shares outstanding including the dilutive effect of stock options, shares issued under the Employee Stock Purchase Plan and restricted shares based on an average share price during the period. For the three months ended March 31, 2013 and 2012, approximately 0.1 and 0.5 shares of the Company’s common stock, respectively, were excluded from the determination of diluted earnings per common share because their effect would have been anti-dilutive. The computations of basic and diluted earnings per share for the three months ended March 31, 2013 and 2012, respectively, are as follows:

	THREE MONTHS ENDED
	March 31,	March 31,
	2013	2012
Net earnings	$89.9	$68.8

Basic weighted average common shares	103.1	102.0
Effect of dilutive stock options and
employee stock purchase plan shares	0.1	0.1
Effect of restricted shares issued	0.5	0.4
Diluted weighted average common shares	103.7	102.5

Basic net earnings per share	$0.87	$0.67
Diluted net earnings per share	$0.87	$0.67

Note 12.                 Accounting for Uncertainty in Income Taxes

In accordance with FASB ASC 740, Income Taxes (“ASC 740”), the Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. As of March 31, 2013 and December 31, 2012, the Company had $37.8 and $32.1, respectively, of net unrecognized tax benefits. This liability, if recognized, would affect the Company’s effective tax rate. The Company is currently open to audit by the tax authorities for the six tax years ended December 31, 2012. There are currently no material income tax audits in progress.

The Company classifies interest and penalties related to income tax as income tax expense. The amount included in the Company’s liability for unrecognized tax benefits for interest and penalties was less than $1.0 as of March 31, 2013 and December 31, 2012.

Income tax expense in the first quarter of 2013 reflects the recognition of our 2012 R&D credit resulting from the recently enacted tax legislation in January 2013, and which benefited diluted earnings per share for the period by approximately $0.03 per diluted share.  Our expected effective tax rate for 2013, which includes the impact of current and prior year research and development tax credits as well as other tax planning initiatives, is approximately 29.0%.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (In Millions, Except Per Share Data)

OVERVIEW

The following discussion and analysis addresses the results of our operations for the three months ended March 31, 2013, as compared to our results of operations for the three months ended March 31, 2012. In addition, the discussion and analysis addresses our liquidity, financial condition and other matters for these periods.

Based on our experience in the industry, we believe we are the world’s largest manufacturer of cabin interior products for commercial aircraft and for business jets and the leading aftermarket distributor and value added service provider of aerospace fasteners and other consumable products and services. We sell our manufactured products directly to virtually all of the world’s major airlines and aerospace manufacturers. In addition, based on our experience, we believe that we have achieved leading global market positions in each of our major product categories, which include:

•	a broad line of aerospace fasteners and other consumables, consisting of over one million Stock Keeping Units primarily serving the commercial aerospace and business jet industries;

•	commercial aircraft seats, including an extensive line of super first class, first class, business class, tourist class and regional aircraft seats;

•
a full line of aircraft food and beverage preparation and storage equipment, including coffee and espresso makers, water boilers, beverage containers, refrigerators, freezers, chillers and a line of ovens that includes microwave, high efficiency convection and steam ovens;

•	modular lavatory systems, wastewater management systems and galley systems;

•	both chemical and gaseous aircraft oxygen storage, distribution and delivery systems, protective breathing equipment and a broad range of lighting products; and

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

Revenues by reportable segment for the three months ended March 31, 2013 and March 31, 2012, respectively, were as follows:

	THREE MONTHS ENDED
	March 31, 2013		March 31, 2012
	Revenues	% of Revenues	Revenues	% of Revenues
Commercial aircraft	$420.0	49.9%	$374.7	50.1%
Consumables management	326.7	38.8%	286.8	38.4%
Business jet	95.5	11.3%	85.8	11.5%
Total revenues	$842.2	100.0%	$747.3	100.0%

Revenues by geographic area (based on destination) for the three months ended March 31, 2013 and March 31, 2012, respectively, were as follows:

	THREE MONTHS ENDED
	March 31, 2013		March 31, 2012
		% of		% of
	Revenues	Revenues	Revenues	Revenues
United States	$397.8	47.2%	$377.8	50.6%
Europe	208.1	24.7%	196.2	26.3%
Asia, Pacific Rim,
Middle East and Other	236.3	28.1%	173.3	23.1%
Total revenues	$842.2	100.0%	$747.3	100.0%

Revenues from our domestic and foreign operations for the three months ended March 31, 2013 and March 31, 2012, respectively, were as follows:

	THREE MONTHS ENDED
	March 31, 2013	March 31, 2012
Domestic	$586.2	$540.9
Foreign	256.0	206.4
Total revenues	$842.2	$747.3

New product development is a strategic initiative for us. Our customers regularly request that we engage in new product development and enhancement activities. We believe these activities protect and enhance our leadership position. We believe our investments in research and development over the past several years have been a driving force behind our ongoing market share gains and the growth of our record backlog. Research, development and engineering spending was approximately 6.3% of sales during the first quarter of 2013 and is expected to remain at a similar percentage of sales for the next several years.

We also believe in providing our businesses with the tools required to remain competitive. In that regard, we have invested, and will continue to invest, in property and equipment that enhances our productivity. Taking into consideration recent program awards to deliver multi-year programs for various Boeing and Airbus aircraft, our targeted capacity utilization levels, recent acquisitions and current industry conditions, we expect that our capital expenditures will be approximately $135 - $145 during 2013.

Our revenue growth continues to be driven primarily by the robust new aircraft delivery cycle.  Approximately 61 percent of first quarter revenues was driven by demand for products for new-buy aircraft, reflecting both increased new aircraft deliveries and continued softness in aftermarket demand. During March 2013, the International Air Transport Association (“IATA”) made an upward revision to its financial outlook for the global airline industry. For 2013, airlines are now expected to report a profit of approximately $10.6 billion, up from the IATA December forecast of $8.4 billion. For 2013, IATA expects global profits to be about 40% higher than 2012, and importantly, reversing a three-year trend of declining profits. The 2013 IATA forecast is based on a 2013 global passenger traffic increase of around 5.4%, up from the initial forecast of 4.5%, and capacity growth of about 4%. Regionally, traffic and capacity growth is forecast to be slower in North America and particularly in Europe, and stronger in the emerging markets, Middle East, Asia-Pacific and Latin America. Passenger traffic has been strong to begin the year.  IATA reported that February 2013 traffic was up 1.2% compared to January 2013. October 2012 appears to have been a turning point for air travel markets. Since October, passenger demand has been growing at an annualized rate of 9%. The strong growth in air travel during the October to February period, combined with slower expansion in capacity, drove load factors to record levels. After seasonal adjustment, load factors were above 80%, which helped to offset continuing high jet fuel prices.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2013,
AS COMPARED TO THREE MONTHS ENDED MARCH 31, 2012
($ in Millions, Except Backlog and Per Share Data)

Consolidated Results

	REVENUES
	Three Months Ended March 31,
			Percent
	2013	2012	Change
Commercial aircraft	$420.0	$374.7	12.1%
Consumables management	326.7	286.8	13.9%
Business jet	95.5	85.8	11.3%
Total revenues	$842.2	$747.3	12.7%

Revenues for the first quarter of 2013 of $842.2 increased $94.9, or 12.7%, as compared with the same period of the prior year.

Cost of sales for the first quarter of 2013 was $523.1, or 62.1% of sales, as compared with cost of sales of $463.8, or 62.1% of sales in the same period of the prior year. The increase in cost of sales is due to the 12.7% increase in revenues and a similar healthy revenue mix as compared to prior year and ongoing manufacturing, engineering and program management continuous improvement initiatives, offset by slightly higher expenses.

Selling, general and administrative (“SG&A”) expenses for the first quarter of 2013 were $112.2, or 13.3% of sales, as compared with SG&A expenses of $107.3, or 14.4% of sales in the same period of the prior year. The higher level of SG&A expense in the first quarter of 2013 is primarily due to the 12.7% increase in revenues and $5.1 due to recent acquisitions offset partially by ongoing cost management initiatives. SG&A as a percentage of sales declined year-over-year for the reasons set forth above and operating leverage at the higher revenue level.

Research, development and engineering expense for the first quarter of 2013 was $53.3, or 6.3% of sales, as compared with $46.4, or 6.2% of sales in the same period of the prior year. The $6.9 increase in spending is primarily due to new product development activities in our commercial aircraft segment associated with our record $8.3 billion backlog (booked and awarded but unbooked).

Operating earnings for the first quarter of 2013 of $153.6 increased 18.3% on the aforementioned 12.7% increase in revenues. Operating margin was 18.2% and expanded 80 basis points as compared with the same period of the prior year. The growth in operating earnings and the improvement in operating margin occurred primarily as a result of operating leverage at the higher sales volume and ongoing operational efficiency initiatives.

Interest expense in the first quarter of 2013 of $30.6 increased by $2.2 as a result of the higher debt level due to the acquisitions completed in 2012, offset by an approximately 300 basis point reduction in effective interest cost on long-term debt refinanced in 2012.

Earnings before income taxes for the first quarter of 2013 of $123.0 increased 21.3% as compared with the same period of the prior year, reflecting the aforementioned 18.3% increase in operating earnings, offset by a $2.2 increase in interest expense.

Income tax expense in the first quarter of 2013 of $33.1, or 26.9% of earnings before income taxes, increased by $0.5 as compared with income tax expense for same period of the prior year of $32.6, which represented 32.1% of earnings before income taxes. Income tax expense as a percentage of pretax earnings in the first quarter of 2013 reflects the recognition of our 2012 R&D credit resulting from the recently enacted tax legislation in January 2013, and which benefited diluted earnings per share for the period by approximately $0.03 per diluted share. Our expected effective tax rate for 2013, which includes the impact of current and prior year research and development tax credits as well as other tax planning initiatives, is approximately 29.0%.

Net earnings for the first quarter of 2013 of $89.9 and earnings per diluted share of $0.87, increased 30.7% and 29.9%, respectively, as compared with the same period of the prior year.

Bookings during the first quarter of 2013 were approximately $845, representing a book-to-bill ratio of approximately 1.0 to 1. Booked backlog at March 31, 2013 stood at approximately $3.8 billion as compared with $3.7 billion at March 31, 2012 and $3.75 billion at December 31, 2012. We believe the quality of our backlog has continued to improve consistent with, and as evidenced by, the ongoing expansion in our operating margins.

Segment Results

The following is a summary of operating earnings by segment:

	OPERATING EARNINGS
	Three Months Ended March 31,
			Percent
	2013	2012	Change
Commercial aircraft	$74.2	$65.5	13.3%
Consumables management	64.8	51.8	25.1%
Business jet	14.6	12.5	16.8%
Total operating earnings	$153.6	$129.8	18.3%

First quarter 2013 commercial aircraft segment (“CAS”) revenues of $420.0 increased 12.1% as compared with the prior year period. CAS first quarter 2013 operating earnings of $74.2 increased 13.3% and operating margin of 17.7% expanded 20 basis points as compared with the prior year period, primarily due to operating leverage at the higher revenue level and ongoing operational efficiency initiatives.

First quarter 2013 consumables management segment (“CMS”) revenues of $326.7 increased 13.9% as compared with the prior year period and operating margin of 19.8% reflects approximately $4.1 of acquisition, integration and transition costs and a full quarter of revenue for the UFC and Interturbine acquisitions which have lower operating margins than the legacy CMS business.

First quarter 2013 business jet segment revenues of $95.5 increased 11.3% as compared with the prior year period. Operating earnings of $14.6 increased $2.1, or 16.8%, as compared with the prior year period. Current period operating margin of 15.3% expanded by 70 basis points, reflecting the increase in revenues, an improved mix of revenues and ongoing operational efficiency initiatives.

LIQUIDITY AND CAPITAL RESOURCES

Current Financial Condition

As of March 31, 2013, our net debt-to-net capital ratio was 39.0%. Net debt was $1,428.6, which represented total debt of $1,960.1, less cash and cash equivalents of $531.5. At March 31, 2013, net capital (total debt plus total stockholders’ equity less cash and cash equivalents) was $3,666.2. As of March 31, 2013, long-term debt primarily consisted of $1,300.0 aggregate principal amount ($1,314.7 inclusive of original issue premium) of our 5.25% Senior Unsecured Notes due 2022 (the “5.25% Notes”) and $650.0 aggregate principal amount ($645.3 net of original issue discount) of our 6.875% Senior Unsecured Notes due 2020 (the “6.875% Notes”). We also have a five-year $950.0 Revolving Credit Facility (the “Revolving Credit Facility”) pursuant to an amended and restated credit agreement dated as of August 3, 2012 (the “Revolving Credit Facility Agreement”). At March 31, 2013 there were no amounts outstanding under the Revolving Credit Facility. Cash on hand at March 31, 2013 increased by $17.8 as compared with cash on hand at December 31, 2012 primarily as a result of cash flows from operating activities of $59.2 less capital expenditures of $37.2. Our liquidity requirements consist of working capital needs, ongoing capital expenditures and payments of interest and principal on our indebtedness. Our primary requirements for working capital are directly related to the level of our operations.

Working capital as of March 31, 2013 was $2,076.5, an increase of $70.6 as compared with working capital at December 31, 2012. As of March 31, 2013, total current assets increased by $141.1 and total current liabilities increased by $70.5. The increase in current assets was primarily due to an increase in cash of $17.8 (as described above), an increase in accounts receivable of $81.0 and an increase in inventories of $55.6 to support future revenue growth. The increase in total current liabilities was primarily due to an increase in accounts payable of $64.9 and an increase in accrued interest of $28.3. Accounts payable were higher at March 31, 2013 due to the increase in business activity.

Cash Flows

As of March 31, 2013, our cash and cash equivalents were $531.5 as compared to $513.7 at December 31, 2012. Cash generated from operating activities was $59.2 for the three months ended March 31, 2013, as compared to $47.7 in the same period in the prior year. The primary sources of cash from operations during the three months ended March 31, 2013 were net earnings of $89.9, adjusted by depreciation and amortization of $20.4, non-cash compensation of $6.0, a decrease in deferred income taxes of $8.4 and an increase in accounts payable and accrued liabilities of $88.9. Offsetting these sources of cash were an increase in accounts receivable of $88.1 as a result of increased revenues and an increase in inventories of $69.0 to support our record backlog.

Capital Spending

Our capital expenditures were $37.2 and $23.3 during the three months ended March 31, 2013 and 2012, respectively. We expect capital expenditures of approximately $135-$145 during 2013. These capital expenditures are needed to support our record total backlog of approximately $8.3 billion ($3.8 booked and $4.5 awarded but unbooked), and take into consideration our targeted capacity utilization levels, recent acquisitions and current industry conditions. We have, in the past, generally funded our capital expenditures with cash from operations and funds available to us under revolving bank credit facilities. We expect to fund future capital expenditures from cash on hand, from operations and from funds available to us under the Revolving Credit Facility.

Outstanding Debt and Other Financing Arrangements

Long-term debt at March 31, 2013 totaled $1,960.0 and consisted of our 5.25% Notes and our 6.875% Notes.

The Revolving Credit Facility also provides an option to request additional incremental revolving credit borrowing capacity and incremental term loans, in each case upon the satisfaction of certain customary terms and conditions. At March 31, 2013, there were no amounts outstanding under the Revolving Credit Facility.

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

The Revolving Credit Facility Agreement contains an interest coverage ratio financial covenant (as defined therein) that must be maintained at a level greater than 2.0 to 1. The Revolving Credit Facility Agreement also contains a total leverage ratio covenant (as defined therein) which limits net debt to a 4.25 to 1 multiple of EBITDA (as defined therein). The Revolving Credit Facility Agreement contains customary affirmative covenants, negative covenants, and conditions precedent for borrowings, all of which were met as of March 31, 2013.

Contractual Obligations

The following table reflects our contractual obligations and commercial commitments as of March 31, 2013. Commercial commitments include lines of credit, guarantees and other potential cash outflows resulting from a contingent event that requires performance by us or our subsidiaries pursuant to a funding commitment.

Contractual Obligations	2013	2014	2015	2016	2017	Thereafter	Total
Long-term debt and other non-current liabilities (1)	$0.1	$3.4	$2.2	$2.3	$2.7	$1,983.7	$1,994.4
Operating leases	32.3	38.6	36.1	32.6	29.7	149.8	319.1
Purchase obligations (2)	3.1	2.9	--	--	--	--	6.0
Future interest payments on outstanding debt (3)	115.7	116.5	116.5	116.5	116.5	444.8	1,026.5
Total	$151.2	$161.4	$154.8	$151.4	$148.9	$2,578.3	$3,346.0

Commercial Commitments
Letters of credit	$10.3	--	--	--	--	--	$10.3

(1)
Our liability for unrecognized tax benefits of $37.8 at March 31, 2013 has been omitted from the above table because we cannot determine with certainty when this liability will be settled. It is reasonably possible that the amount of liability for unrecognized tax benefits will change in the next twelve months; however, we do not expect the change to have a significant impact on our consolidated financial statements.

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

Off-Balance Sheet Arrangements

Lease Arrangements

We finance our use of certain equipment under committed lease arrangements provided by various financial institutions. Since the terms of these arrangements meet the accounting definition of operating lease arrangements, the aggregate sum of future minimum lease payments is not reflected in our consolidated balance sheets. Our aggregate future minimum lease payments under these arrangements total approximately $319.1 at March 31, 2013.

Indemnities, Commitments and Guarantees

During the normal course of business, we have made certain indemnities, commitments and guarantees under which we may be required to make payments in relation to certain transactions. These indemnities include non-infringement of patents and intellectual property indemnities to our customers in connection with the design, manufacture, sale and delivery of our products, indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease, and indemnities to other parties to certain acquisition agreements. The duration of these indemnities, commitments and guarantees varies, and in certain cases, is indefinite. We believe that many of our indemnities, commitments and guarantees provide for limitations on the maximum potential future payments we could be obligated to make. However, we are unable to estimate the maximum amount of liability related to our indemnities, commitments and guarantees because such liabilities are contingent upon the occurrence of events which are not reasonably determinable. Management believes that any liability for these indemnities, commitments and guarantees would not be material to our consolidated financial statements.

Backlog

The Company records backlog when it enters into a definitive order for the delivery of products to its customers in the future.  Within backlog, the Company differentiates between booked backlog and awarded but unbooked backlog.  For manufacturing programs, generally if there are definitive delivery dates then the backlog is considered booked.  When the Company receives the delivery date specificity in writing from its customers on these long-term contracts, management includes such amount in booked backlog.  If a contract does not provide that level of specificity, the production requirements are generally provided to the Company through periodic purchase orders issued against the underlying contracts at which point the amount of the purchase orders is classified as booked.  The remaining portion of the underlying contract is considered awarded but unbooked.  For consumables contracts, the Company includes in booked backlog, open but unfulfilled purchase orders plus an amount that it believes necessary to support its customers’ production activities under long-term contracts.  In addition, purchase orders for end items and spares are generally received and recorded as backlog when the Company accepts their terms.

Deferred Tax Assets

We maintained a valuation allowance of approximately $26.5 as of March 31, 2013 primarily related to foreign net operating losses.

Critical Accounting Policies

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. We believe that our critical accounting policies are limited to those described in the Critical Accounting Policies section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. There have been no changes to our critical accounting policies since December 31, 2012.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, (the “Exchange Act”). Forward-looking statements can be identified by the use of words such as “believe,” “expect,” “expectations,” “plans,” “strategy,” “prospects,” “estimate,” “project,” “target,” “anticipate,” “will,” “should,” “see,” “guidance,” “confident” and other words of similar meaning in connection with a discussion of future operating or financial performance. Forward-looking statements include, but are not limited to, all statements that do not relate solely to historical or current facts, including statements regarding acquisitions, the expected benefits derived from acquisitions, implementation and expected benefits of lean manufacturing and continuous improvement plans, our dealings with customers and partners, the consolidation of facilities, reduction of our workforce, integration of acquired businesses, ongoing capital expenditures, our ability to grow our business, the impact of the large number of grounded aircraft on demand for our products and our underlying assets, the adequacy of funds to meet our capital requirements, the ability to refinance our indebtedness, if necessary, the reduction of debt, the potential impact of new accounting pronouncements, and the impact on our business of the decreases in passenger traffic and the size of the airline fleet. Such forward-looking statements include risks and uncertainties and our actual experience and results may differ materially from the experience and results anticipated in such statements. Factors that might cause such a difference include those discussed in our filings with the SEC, under the heading "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 as well as future events that may have the effect of reducing our available operating income and cash balances, such as unexpected operating losses, the impact of rising fuel prices on our airline customers, outbreaks in national or international hostilities, terrorist attacks, prolonged health and environmental issues which reduce air travel demand, delays in, or unexpected costs associated with, the integration of our acquired businesses, conditions in the airline industry, conditions in the business jet industry, regulatory developments, litigation costs, problems meeting customer delivery requirements, our success in winning new or expected refurbishment contracts from customers, capital expenditures, increased leverage, possible future acquisitions, facility closures, product transition costs, labor disputes involving us, our significant customers or airframe manufacturers, the impact of a prolonged global recession, the possibility of a write-down of intangible assets, delays or inefficiencies in the introduction of new products, fluctuations in currency exchange rates or our inability to properly manage our rapid growth.

Except as required under the federal securities laws and rules and regulations of the SEC, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented herein. These statements should be considered only after carefully reading the risk factors and the other information in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 and this entire quarterly report on Form 10-Q.

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

From time to time, we and our foreign subsidiaries may enter into foreign currency exchange contracts to manage risk on transactions conducted in foreign currencies. At March 31, 2013, we had no outstanding forward currency exchange contracts. In addition, we have not entered into any other derivative financial instruments.

Interest Rates – As of March 31, 2013, we have no adjustable rate debt outstanding. We do not engage in transactions intended to hedge our exposure to changes in interest rates.

As of March 31, 2013, we maintained a portfolio of cash and securities consisting mainly of taxable, interest-bearing deposits with weighted average maturities of less than three months. If short-term interest rates were to increase or decrease by 10%, we estimate interest income would increase or decrease by less than $0.1.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act), as of March 31, 2013.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

  Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the first quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 6.  EXHIBITS

Exhibit 10 (i) – Material Contracts

10.1
Second Amended and Restated Credit Agreement, dated as of August 3, 2012, between the Registrant, as Borrower, and JPMorgan Chase Bank, N.A., as Administrative Agent, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Goldman Sachs Bank USA, Royal Bank of Canada, SunTrust Bank, UBS Securities LLC and Wells Fargo Securities, LLC, as Syndication Agents and Morgan Stanley MUFG Loan Partners, LLC, The Royal Bank of Scotland plc and TD Bank, N.A., as Documentation Agents (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed with the SEC on November 1, 2012).

Exhibit 10 (iii) – Management Contracts and Executive Compensation Plans, Contracts and Arrangements

10.2	Form of First Amendment to Amended and Restated Employment Agreement, dated as of November 30, 2012 for Werner Lieberherr.

Exhibit 31 - Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

Exhibit 32 - Section 1350 Certifications

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

Exhibit 101 – Interactive Data Files

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

B/E AEROSPACE, INC.

Date: April 30, 2013	By:	/s/ Amin J. Khoury
Amin J. Khoury
Chairman and
Chief Executive Officer

Date: April 30, 2013	By:	/s/ Thomas P. McCaffrey
Thomas P. McCaffrey
Senior Vice President and
Chief Financial Officer