Form 10-Q
period 2013-06-30
B/E AEROSPACE INC
filed 2013-07-29
CIK 861361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For The Quarterly Period Ended June 30, 2013

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

The registrant has one class of common stock, $0.01 par value, of which 104,790,494 shares were outstanding as of July 23, 2013.

B/E AEROSPACE, INC.

Form 10-Q for the Quarter Ended June 30, 2013

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

B/E AEROSPACE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In Millions, Except Share Data)

	June 30,	December 31,
	2013	2012

ASSETS

Current assets:
Cash and cash equivalents	$572.4	$513.7
Accounts receivable – trade, less allowance for doubtful
accounts ($10.0 at June 30, 2013 and $12.1 at December 31, 2012)	463.8	401.7
Inventories	1,865.6	1,752.9
Deferred income taxes	30.1	42.4
Other current assets	57.8	55.9
Total current assets	2,989.7	2,766.6

Property and equipment, net of accumulated depreciation
($275.1 at June 30, 2013 and $255.1 at December 31, 2012)	336.4	302.9
Goodwill	1,484.8	1,484.2
Identifiable intangible assets	465.2	484.5
Other assets	68.8	68.2
	$5,344.9	$5,106.4

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$354.4	$286.2
Accrued liabilities	459.4	474.2
Current maturities of long-term debt	-	0.3
Total current liabilities	813.8	760.7

Long-term debt	1,959.8	1,960.2
Deferred income taxes	149.7	144.1
Other non-current liabilities	72.9	62.5

Commitments, contingencies and off-balance sheet
arrangements (Note 8)
Stockholders’ equity:
Preferred stock, $0.01 par value; 1.0 million shares
authorized; no shares outstanding	--	--
Common stock, $0.01 par value; 200.0 million shares
authorized; 105.4 million shares issued as of June 30, 2013
and 105.4 million shares issued as of December 31, 2012	1.1	1.1
Additional paid-in capital	1,670.7	1,652.2
Retained earnings	740.0	557.7
Accumulated other comprehensive loss	(63.1)	(32.1)
Total stockholders’ equity	2,348.7	2,178.9
	$5,344.9	$5,106.4

See accompanying notes to condensed consolidated financial statements.

B/E AEROSPACE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
AND COMPREHENSIVE INCOME (UNAUDITED)
(In Millions, Except Per Share Data)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30,	June 30,	June 30,	June 30,
	2013	2012	2013	2012

Revenues	$850.3	$768.1	$1,692.5	$1,515.4
Cost of sales	523.5	474.8	1,046.6	938.6
Selling, general and administrative	117.3	109.8	229.5	217.1
Research, development and engineering	50.8	45.7	104.1	92.1

Operating earnings	158.7	137.8	312.3	267.6

Operating earnings, as percentage
of revenues	18.7%	17.9%	18.5%	17.7%

Interest expense	30.5	33.2	61.1	61.6

Earnings before income taxes	128.2	104.6	251.2	206.0

Income taxes	35.8	33.4	68.9	66.0

Net earnings	92.4	71.2	182.3	140.0

Other comprehensive income (loss):
Foreign currency translation
adjustment and other	7.7	(20.9)	(31.0)	(5.6)
Comprehensive income	$100.1	$50.3	$151.3	$134.4

Net earnings per common share:
Basic	$0.90	$0.70	$1.77	$1.37
Diluted	$0.89	$0.69	$1.76	$1.36

Weighted average common shares:
Basic	103.1	102.0	103.1	102.0
Diluted	103.9	102.6	103.8	102.6

See accompanying notes to condensed consolidated financial statements.

B/E AEROSPACE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Millions)

	SIX MONTHS ENDED
	June 30,	June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$182.3	$140.0
Adjustments to reconcile net earnings to net cash flows provided by operating activities, net of effects from acquisitions:
Depreciation and amortization	42.5	35.1
Deferred income taxes	18.6	48.3
Non-cash compensation	11.8	12.5
Provision for doubtful accounts	0.9	2.2
Loss on disposal of property and equipment	0.8	0.6
Tax benefits realized from employee stock options
and restricted stock exercised in prior periods	(3.8)	(3.0)
Changes in operating assets and liabilities:
Accounts receivable	(68.7)	(70.6)
Inventories	(124.5)	(121.2)
Other current and non-current assets	(3.9)	(23.3)
Accounts payable and accrued liabilities	73.4	104.3
Net cash provided by operating activities	129.4	124.9

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(67.8)	(53.4)
Acquisitions, net of cash acquired	(3.5)	(407.1)
Other	-	(0.2)
Net cash used in investing activities	(71.3)	(460.7)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock issued	3.3	2.7
Purchase of treasury stock	(0.4)	(0.3)
Tax benefits realized from employee stock options
and restricted stock exercised in prior periods	3.8	3.0
Borrowings on line of credit	-	215.0
Repayments on line of credit	-	(215.0)
Proceeds from long-term debt	-	500.0
Principal payments on long-term debt	(0.3)	(0.3)
Debt origination costs	-	(9.8)
Net cash provided by financing activities	6.4	495.3

Effect of foreign exchange rate changes on cash and cash equivalents	(5.8)	0.6

Net increase in cash and cash equivalents	58.7	160.1
Cash and cash equivalents, beginning of period	513.7	303.5
Cash and cash equivalents, end of period	$572.4	$463.6

Supplemental disclosures of cash flow information:
Cash paid during period for:
Interest	$59.1	$34.3
Income taxes	45.9	36.2

Supplemental schedule of noncash investing activities:
Accrued property additions	$11.7	$2.2

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

Note 3.                  Business Combinations

During 2012, the Company completed two acquisitions for a net aggregate purchase price of approximately $649.7 in cash (“2012 Acquisitions”). The 2012 Acquisitions were accounted for as purchases under FASB Accounting Standards Codification (“ASC”) 805, Business Combinations (“ASC 805”). The assets purchased and liabilities assumed for the 2012 Acquisitions have been reflected in the accompanying condensed consolidated balance sheets as of June 30, 2013 and December 31, 2012, and the results of operations for the 2012 Acquisitions are included in the accompanying condensed consolidated statements of earnings and comprehensive income from the respective dates of acquisition.

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

The Company completed its evaluation and allocation of the purchase price for the UFC acquisition during the period ended December 31, 2012. The Company completed its evaluation and allocation of the purchase price for the Interturbine acquisition during the three months ended March 31, 2013 which resulted in a $4.6 increase in goodwill.

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

Consolidated unaudited pro forma revenues, net earnings and net earnings per diluted share, giving effect to the UFC and Interturbine acquisitions for the three and six month periods ended June 30, 2012, as if they had occurred on January 1, 2012, were $798.8, $73.1, and $0.71, and $1,592.7, $145.0 and $1.41, respectively. The Company has begun transferring legacy UFC and Interturbine customers into its consumables management segment systems. As a result, it is not practicable to report stand-alone revenues and operating earnings of the acquired businesses since the respective acquisition dates.

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

	June 30, 2013	December 31, 2012
Purchased materials and component parts	$217.6	$186.3
Work-in-process	425.7	371.8
Finished goods	1,222.3	1,194.8
	$1,865.6	$1,752.9

Note 5.                  Goodwill and Intangible Assets

The table below sets forth the intangible assets by major asset class, all of which were acquired through business purchase transactions:

		June 30, 2013
	Useful			Net
	Life	Original	Accumulated	Book
	(Years)	Cost	Amortization	Value
Customer contracts and relationships	8-30	$409.2	$74.2	$335.0
Acquired technologies	9-34	126.7	52.2	74.5
Replacement parts annuity and product approvals	16-22	26.3	24.1	2.2
Technical qualifications, plans and drawings	15-22	26.8	23.2	3.6
Trademarks and patents	2-20	22.4	14.9	7.5
Covenants not to compete	3-5	3.3	1.2	2.1
Trade names	Indefinite	40.3	-	40.3
		$655.0	$189.8	$465.2

Amortization expense associated with identifiable intangible assets was approximately $7.4 and $6.9 for the three month periods ended June 30, 2013 and 2012, respectively and $15.1 and $13.8 for the six month periods ended June 30, 2013 and 2012, respectively. The Company currently expects to recognize amortization expense of approximately $30 in each of the next five fiscal years. The future amortization amounts are estimates. Actual future amortization expense may be different due to future acquisitions, impairments, changes in amortization periods or other factors. The Company expenses costs to renew or extend the term of a recognized intangible asset. Goodwill increased $0.6 during the six months ended June 30, 2013, primarily as a result of the aforementioned adjustment to the Interturbine purchase price allocation, partially offset by foreign currency translations.

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

As of June 30, 2013, long-term debt consisted of $1,300.0 aggregate principal amount ($1,314.4 inclusive of original issue premium) of its 5.25% Notes, which had an effective yield of approximately 5.0%, and $650.0 aggregate principal amount ($645.4 net of original issue discount) of 6.875% senior unsecured notes due 2020 (the “6.875% Notes). The Company also has a $950.0 revolving credit facility pursuant to an amended and restated credit agreement dated as of August 3, 2012, (the “Revolving Credit Facility”), none of which was drawn at June 30, 2013.

Borrowings under the Revolving Credit Facility bear interest at an annual rate equal to the London interbank offered rate (“LIBOR”) (as defined in the Revolving Credit Facility) plus 200 basis points or Prime (as defined in the Revolving Credit Facility) plus 100 basis points. If drawn, as of June 30, 2013, the rate under the Revolving Credit Facility would have been approximately 2.27%.

Letters of credit outstanding under the Revolving Credit Facility aggregated $10.0 at June 30, 2013.

The Revolving Credit Facility contains an interest coverage ratio financial covenant (as defined therein) that must be maintained at a level greater than 2.0 to 1 and a total leverage ratio covenant (as defined therein) which limits net debt to a 4.25 to 1 multiple of EBITDA (as defined therein). The Revolving Credit Facility is collateralized by substantially all of the Company’s assets and contains customary affirmative covenants, negative covenants and conditions precedent for borrowings, all of which were met as of June 30, 2013.

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

The carrying amounts of cash and cash equivalents (which the Company classifies as Level 1 assets), accounts receivable – trade and accounts payable represent their respective fair values due to their short- term nature. There was no debt outstanding under the Revolving Credit Facility as of June 30, 2013. The fair value of the Company’s senior notes, based on market prices for publicly-traded debt (which the Company classifies as Level 2 inputs), was $2,004.1 and $2,103.8 as of June 30, 2013 and December 31, 2012, respectively.

Note 8.                 Commitments, Contingencies and Off-Balance Sheet Arrangements

Lease Commitments – The Company finances its use of certain facilities and equipment under committed lease arrangements provided by various institutions. Since the terms of these arrangements meet the accounting definition of operating lease arrangements, the aggregate sum of future minimum lease payments is not reflected on the condensed consolidated balance sheets. At June 30, 2013, future minimum lease payments under these arrangements approximated $323.9, the majority of which related to long-term real estate leases.

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

Compensation cost generally is recognized on a straight-line basis over the vesting period of the shares. Share-based compensation of $5.6 and $11.1, and $6.0 and $11.8 was recognized during the three and six month periods ended June 30, 2013 and 2012, respectively, related to the equity grants made pursuant to the LTIP. Unrecognized compensation expense related to equity grants, including the estimated impact of any future forfeitures, was $40.0 at June 30, 2013.

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

The following table presents revenues and operating earnings by reportable segment:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30,	June 30,	June 30,	June 30,
	2013	2012	2013	2012
Revenues
Commercial aircraft	$431.2	$392.3	$851.2	$767.0
Consumables management	312.7	286.6	639.4	573.4
Business jet	106.4	89.2	201.9	175.0
	$850.3	$768.1	$1,692.5	$1,515.4

Operating earnings (1)
Commercial aircraft	$79.7	$69.9	$153.9	$135.4
Consumables management	61.3	55.5	126.1	107.3
Business jet	17.7	12.4	32.3	24.9
	158.7	137.8	312.3	267.6
Interest expense	30.5	33.2	61.1	61.6
Earnings before income taxes	$128.2	$104.6	$251.2	$206.0

(1)	Operating earnings include an allocation of corporate IT costs, employee benefits and general and administrative costs based on the proportion of each segment’s systems users, number of employees and sales, respectively.

The following table presents capital expenditures by reportable segment:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30,	June 30,	June 30,	June 30,
	2013	2012	2013	2012
Capital expenditures (2)
Commercial aircraft	$18.3	$20.6	$42.3	$36.3
Consumables management	9.2	6.5	18.9	11.4
Business jet	3.1	3.0	6.6	5.7
	$30.6	$30.1	$67.8	$53.4

(2)
Corporate capital expenditures have been allocated to the above segments in a manner consistent with our corporate expense allocations. Prior year amounts have been restated to reflect this revised allocation methodology.

The following table presents goodwill by reportable segment:

	June 30,	December 31,
	2013	2012
Goodwill
Commercial aircraft	$388.9	$388.4
Consumables management	1,006.0	1,005.8
Business jet	89.9	90.0
	$1,484.8	$1,484.2

The following table presents total assets by reportable segment:

	June 30,	December 31,
	2013	2012
Total assets (3)
Commercial aircraft	$1,824.6	$1,719.1
Consumables management	3,087.3	3,006.7
Business jet	433.0	380.6
	$5,344.9	$5,106.4

(3)
Corporate assets (including cash and cash equivalents) of $671.0 and $599.4 at June 30, 2013 and December 31, 2012,   respectively, have been allocated to the above segments in a manner consistent with our corporate expense allocations.

Note 11.                Net Earnings Per Common Share

Basic net earnings per common share is computed using the weighted average common shares outstanding during the period. Diluted net earnings per common share is computed by using the weighted average common shares outstanding including the dilutive effect of stock options, shares issued under the Employee Stock Purchase Plan and restricted shares based on an average share price during the period. For the three month periods ended June 30, 2013 and 2012, approximately 0.1 and 0.5, and for the six month periods ended June 30, 2013 and 2012, approximately 0.1 and 0.5 shares of the Company’s common stock, respectively, were excluded from the determination of diluted earnings per common share because their effect would have been anti-dilutive. The computations of basic and diluted earnings per share for the three months ended June 30, 2013 and 2012, respectively, are as follows:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30,	June 30,	June 30,	June 30,
	2013	2012	2013	2012
Net earnings	$92.4	$71.2	$182.3	$140.0

Basic weighted average common shares	103.1	102.0	103.1	102.0
Effect of dilutive stock options and
employee stock purchase plan shares	0.1	0.1	0.1	0.1
Effect of restricted shares issued	0.7	0.5	0.6	0.5
Diluted weighted average common shares	103.9	102.6	103.8	102.6

Basic net earnings per common share	$0.90	$0.70	$1.77	$1.37
Diluted net earnings per common share	$0.89	$0.69	$1.76	$1.36

Note 12.                Accounting for Uncertainty in Income Taxes

In accordance with FASB ASC 740, Income Taxes (“ASC 740”), the Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. As of June 30, 2013 and December 31, 2012, the Company had $38.0 and $32.1, respectively, of net unrecognized tax benefits. This liability, if recognized, would affect the Company’s effective tax rate. The Company is currently open to audit by the tax authorities for the six years ended December 31, 2012. There are currently no material income tax audits in progress.

The Company classifies interest and penalties related to income tax as income tax expense. The amount included in the Company’s liability for unrecognized tax benefits for interest and penalties was less than $1.0 as of June 30, 2013 and December 31, 2012.

Income tax expense in the first half of 2013 reflects the recognition of our 2012 R&D credit resulting from the recently enacted tax legislation in January 2013, and which benefited diluted earnings per share for the period by approximately $0.03 per diluted share. Our expected effective tax rate for 2013, which includes the impact of current and prior year research and development tax credits as well as other tax planning initiatives, is approximately 29.0%.

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS
                    (In Millions, Except Per Share Data)

OVERVIEW

The following discussion and analysis addresses the results of our operations for the three and six month periods ended June 30, 2013, as compared to our results of operations for the three and six month periods ended June 30, 2012. In addition, the discussion and analysis addresses our liquidity, financial condition and other matters for these periods.

Based on our experience in the industry, we believe we are the world’s largest manufacturer of cabin interior equipment for commercial aircraft and for business jets and the leading aerospace aftermarket distributor and value added service provider of aerospace fasteners and other consumable products and services. We sell our manufactured products directly to virtually all of the world’s major airlines and aerospace manufacturers. In addition, based on our experience, we believe that we have achieved leading global market positions in each of our major product categories, which include:

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

•
business jet and general aviation interior products, including an extensive line of executive aircraft seats, direct and indirect overhead lighting systems, passenger and crew oxygen systems, air valve systems and high-end furniture and cabinetry; and

•	a broad line of aerospace fasteners and other consumables, consisting of over one million Stock Keeping Units primarily serving the commercial aerospace and business jet industries.

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

Revenues by reportable segment for the three and six month periods ended June 30, 2013 and June 31, 2012, respectively, were as follows:

	THREE MONTHS ENDED				SIX MONTHS ENDED
	June 30, 2013		June 30, 2012		June 30, 2013		June 30, 2012
	Revenues	% of Revenues	Revenues	% of Revenues	Revenues	% of Revenues	Revenues	% of Revenues
Commercial aircraft	$431.2	50.7%	$392.3	51.1%	$851.2	50.3%	$767.0	50.6%
Consumables management	312.7	36.8	286.6	37.3	639.4	37.8	573.4	37.8
Business jet	106.4	12.5	89.2	11.6	201.9	11.9	175.0	11.6
Total revenues	$850.3	100.0%	$768.1	100.0%	$1,692.5	100.0%	$1,515.4	100.0%

Revenues by geographic area (based on destination) for the three and six month periods ended June 30, 2013 and June 30, 2012, respectively, were as follows:

	THREE MONTHS ENDED				SIX MONTHS ENDED
	June 30, 2013		June 30, 2012		June 30, 2013		June 30, 2012
		% of		% of		% of		% of
	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues
United States	$367.4	43.2%	$365.6	47.6%	$765.1	45.2%	$743.4	49.1%
Europe	208.1	24.5	189.0	24.6	416.2	24.6	385.2	25.4
Asia, Pacific Rim,
Middle East and Other	274.8	32.3	213.5	27.8	511.2	30.2	386.8	25.5
Total revenues	$850.3	100.0%	$768.1	100.0%	$1,692.5	100.0%	$1,515.4	100.0%

Revenues from our domestic and foreign operations for the three and six month periods ended June 30, 2013 and June 30, 2012, respectively, were as follows:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Domestic	$590.8	$557.6	$1,177.0	$1,098.5
Foreign	259.5	210.5	515.5	416.9
Total revenues	$850.3	$768.1	$1,692.5	$1,515.4

New product development is a strategic initiative for us. Our customers regularly request that we engage in new product development and enhancement activities. We believe these activities protect and enhance our leadership position. We believe our investments in research and development over the past several years have been a driving force behind our ongoing market share gains and the growth of our record backlog. Research, development and engineering spending was approximately 6.0% of sales during the second quarter of 2013 and is expected to remain at a similar percentage of sales for the next several years.

We also believe in providing our businesses with the tools required to remain competitive. In that regard, we have invested, and will continue to invest, in property and equipment that enhances our productivity. Taking into consideration recent program awards to deliver multi-year programs for various Boeing and Airbus aircraft, our targeted capacity utilization levels, recent acquisitions and current industry conditions, we expect that our capital expenditures will be approximately $150 during 2013.

Our revenue growth continues to be driven primarily by the robust new aircraft delivery cycle. Approximately 60% of second quarter revenues was driven by demand for products for new-buy aircraft, reflecting both increased new aircraft deliveries and continued softness in aftermarket revenue. As further demonstrated at the recent Paris air show, the aerospace up-cycle is in full swing, with continued global airline traffic growth, and an unprecedented period of airline profitability. As a result, demand for lift continues, driving new aircraft orders and higher production rates by the airframe original equipment manufacturers (“OEMs”). Global air travel continues to expand at a healthy rate. Traffic growth in May 2013 was led by emerging markets. Compared to the year-ago period, May 2013 global traffic rose 5.6%, while capacity climbed 5.2%. Year-to-date global traffic is up 4.3% with capacity up 3.4%. Airline profitability continues to be strong. In June 2013, the International Air Transport Association (“IATA”) made its fourth upward revision to its financial outlook for the global airline industry. For 2013, IATA now expects airlines globally to report very strong aggregate profits of $12.7 billion, up 67% over 2012 profits, and the fourth straight year of profitability. The 2013 IATA forecast is based on 2013 global passenger traffic growth of approximately 5.3%, up over its initial forecast of 4.5%, and capacity growth of about 4.3%. IATA expects load factors to average over 80% this year, which will be a record. Solid growth, controlled increases in capacity, plus strong ancillary revenues are expected to generate strong global profits for the airline industry.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2013,
COMPARED TO THREE MONTHS ENDED JUNE 30, 2012
($ in Millions, Except Backlog and Per Share Data)

	REVENUES
	Three Months Ended June 30,
			Percent
	2013	2012	Change
Commercial aircraft	$431.2	$392.3	9.9%
Consumables management	312.7	286.6	9.1
Business jet	106.4	89.2	19.3
Total revenues	$850.3	$768.1	10.7%

Revenues for the second quarter of 2013 of $850.3 increased $82.2, or 10.7%, as compared with the same period of the prior year.

Cost of sales for the second quarter of 2013 was $523.5, or 61.6% of sales, as compared with cost of sales of $474.8, or 61.8% of sales in the same period of the prior year. The decrease in cost of sales as a percent of total revenues reflects ongoing continuous improvement activities.

Selling, general and administrative (“SG&A”) expenses for the second quarter of 2013 were $117.3, or 13.8% of sales, as compared with SG&A expenses of $109.8, or 14.3% of sales in the same period of the prior year. The higher level of SG&A expense in the second quarter of 2013 is primarily due to recent acquisitions, acquisition, integration and transition (AIT) costs of $3.0 and other costs and expenses associated with the 10.7% increase in revenues. SG&A as a percentage of sales declined year-over-year for the reasons set forth above and operating leverage at the higher revenue level and continued results from our improvement initiatives.

Research, development and engineering expense for the second quarter of 2013 was $50.8, or 6.0% of sales, as compared with $45.7 or 5.9% of sales in the same period of the prior year. The $5.1 increase in spending is primarily due to new product development activities in our commercial aircraft segment associated with our record $8.4 billion backlog (booked and awarded but unbooked).

Operating earnings for the second quarter of 2013 of $158.7 increased 15.2% on the aforementioned 10.7% increase in revenues. Operating margin was 18.7% and expanded 80 basis points as compared with the same period of the prior year. Operating earnings growth and operating margin expansion were driven by the higher sales volume, improved revenue mix and ongoing operational efficiency initiatives.

Interest expense in the second quarter of 2013 of $30.5 decreased by $2.7 as a result of having refinanced higher cost long-term debt during the second half of 2012.

Earnings before income taxes for the second quarter of 2013 of $128.2 increased 22.6% as compared with the same period of the prior year, reflecting the aforementioned 15.2% increase in operating earnings, and a $2.7 decrease in interest expense.

Income tax expense in the second quarter of 2013 of $35.8, or 27.9% of earnings before income taxes, increased by $2.4 as compared with income tax expense for same period of the prior year of $33.4. Our effective tax rate in 2013 is lower than the prior year primarily due to a significantly higher level of research and development spending and tax credits related thereto.

Net earnings for the second quarter of 2013 of $92.4 and earnings per diluted share of $0.89, increased 29.8% and 29.0%, respectively, as compared with the same period of the prior year.

Bookings during the second quarter of 2013 were approximately $880, representing a book-to-bill ratio of approximately 1.04 to 1. Booked backlog at June 30, 2013 stood at approximately $3.8 billion as compared with $3.7 billion at June 30, 2012 and $3.75 billion at December 31, 2012. We believe the quality of our backlog has continued to improve consistent with, and as evidenced by, the ongoing expansion in our operating margins.

Segment Results

The following is a summary of operating earnings by segment:

	OPERATING EARNINGS
	Three Months Ended June 30,
			Percent
	2013	2012	Change
Commercial aircraft	$79.7	$69.9	14.0%
Consumables management	61.3	55.5	10.5
Business jet	17.7	12.4	42.7
Total operating earnings	$158.7	$137.8	15.2%

Second quarter 2013 commercial aircraft segment (“CAS”) revenues of $431.2 increased 9.9% as compared with the prior year period. CAS second quarter 2013 operating earnings of $79.7 increased 14.0% and operating margin of 18.5% expanded 70 basis points as compared with the prior year period, due to operating leverage at the higher revenue level and ongoing operational efficiency initiatives.

Second quarter 2013 consumables management segment (“CMS”) revenues of $312.7 increased 9.1% as compared with the prior year period and operating margin of 19.6% reflects approximately $3.0 of AIT costs and a full quarter of revenue for the Interturbine acquisition which has lower operating margins than the legacy CMS business.

Second quarter 2013 business jet segment revenues of $106.4 increased 19.3% as compared with the prior year period. Operating earnings of $17.7 increased $5.3, or 42.7%, as compared with the prior year period. Current period operating margin of 16.6% expanded by 270 basis points, reflecting the increase in revenues, an improved mix of revenues and ongoing operational efficiency initiatives.

SIX MONTHS ENDED JUNE 30, 2013,
AS COMPARED TO SIX MONTHS ENDED JUNE 30, 2012

	REVENUES
	Six Months Ended June 30,
			Percent
	2013	2012	Change
Commercial aircraft	$851.2	$767.0	11.0%
Consumables management	639.4	573.4	11.5
Business jet	201.9	175.0	15.4
Total revenues	$1,692.5	$1,515.4	11.7%

For the six months ended June 30, 2013, revenues of $1,692.5 increased 11.7%, as compared with the prior year period.

   Cost of sales for the six months ended June 30, 2013 was $1,046.6, or 61.8% of sales, as compared with cost of sales of $938.6 or 61.9% of sales in the prior year period. The 10 basis point decrease in cost of sales (10 basis point increase in gross margin) is due to an improved revenue mix and ongoing manufacturing efficiency initiatives.

SG&A expenses for the six months ended June 30, 2013 were $229.5, or 13.6% of sales, as compared with SG&A expenses of $217.1, or 14.3% of sales, in the same period in 2012. The higher level of SG&A in the current period is primarily due to recent acquisitions, AIT costs of $7.1, and other costs and expenses associated with the 11.7% increase in consolidated revenues.

Research, development and engineering expense for the six months ended June 30, 2013 was $104.1, or 6.2% of sales as compared with $92.1 or 6.1% of sales in the same period in 2012. The $12.0 increase in spending is primarily due to new product development activities in our commercial aircraft segment associated with our record $8.4 billion total backlog ($3.8 billion booked and $4.6 billion awarded but unbooked).

For the six months ended June 30, 2013, operating earnings of $312.3 increased 16.7% as compared with the prior year. Operating margin in the current period of 18.5% expanded 80 basis points as compared with the prior year period.

Interest expense in the first half of 2013 of $61.1 decreased by $0.5 as a result of a lower rate of interest on the underlying long-term debt due to refinancing higher cost debt in 2012, partially offset by the higher debt level related to 2012 acquisitions.

Earnings before income taxes in the current six month period of $251.2 increased by $45.2, or 21.9% as compared with the prior year period, as a result of a $44.7 increase in operating earnings and a $0.5 decrease in interest expense.

Income tax expense for the six months ended June 30, 2013 of $68.9 or 27.4% of earnings before income taxes, increased by $2.9 as compared with the prior year period income tax expense of $66.0, which represented a 32.0% effective tax rate. The lower effective tax rate in the first half of 2013 is primarily due to the timing of the recent tax legislation which delayed the recognition of R&D credits generated in 2012 until 2013.

Net earnings for the first half of 2013 of $182.3 and net earnings per diluted share of $1.76 increased $42.3 and $0.40, or 30.2% and 29.4%, respectively, as compared with the same period of the prior year for the reasons described above.

Bookings for the six months ended June 30, 2013 were approximately $1.7 billion, representing a book-to-bill ratio of approximately 1.0 to 1.

Segment Results

The following is a summary of operating earnings by segment:

	OPERATING EARNINGS
	Six Months Ended June 30,
			Percent
	2013	2012	Change
Commercial aircraft	$153.9	$135.4	13.7%
Consumables management	126.1	107.3	17.5
Business jet	32.3	24.9	29.7
Total operating earnings	$312.3	$267.6	16.7%

For the six months ended June 30, 2013, CAS operating earnings of $153.9 increased 13.7% as compared with the prior year period. Operating margin of 18.1% expanded 40 basis points as compared with the prior year period, due to operating leverage at the higher revenue level and ongoing operational efficiency initiatives.

For the six months ended June 30, 2013, CMS operating earnings of $126.1 increased 17.5% as compared with the prior year period. Operating margin was 19.7%, an increase of 100 basis points as compared with operating margin for the prior year period.

For the six months ended June 30, 2013, business jet segment operating earnings of $32.3 increased 29.7%, as compared with the prior year period. Operating margin of 16.0% expanded by 180 basis points, reflecting the 15.4% increase in revenues, an improved mix of revenues and ongoing operational improvements.

LIQUIDITY AND CAPITAL RESOURCES

Current Financial Condition

As of June 30, 2013, our net debt-to-net capital ratio was 37.1%. Net debt was $1,387.4, which represented total debt of $1,959.8, less cash and cash equivalents of $572.4. At June 30, 2013, net capital (total debt plus total stockholders’ equity less cash and cash equivalents) was $3,736.1. As of June 30, 2013, long-term debt primarily consisted of $1,300.0 aggregate principal amount ($1,314.4 inclusive of original issue premium) of our 5.25% Senior Unsecured Notes due 2022 (the “5.25% Notes”) and $650.0 aggregate principal amount ($645.4 net of original issue discount) of our 6.875% Senior Unsecured Notes due 2020 (the “6.875% Notes”). We also have a five-year $950.0 Revolving Credit Facility (the “Revolving Credit Facility”) pursuant to an amended and restated credit agreement dated as of August 3, 2012 (the “Revolving Credit Facility Agreement”). At June 30, 2013 there were no amounts outstanding under the Revolving Credit Facility. Cash on hand at June 30, 2013 increased by $58.7 as compared with cash on hand at December 31, 2012 primarily as a result of cash flows from operating activities of $129.4 less capital expenditures of $67.8. Our liquidity requirements consist of working capital needs, ongoing capital expenditures and payments of interest and principal on our indebtedness. Our primary requirements for working capital are directly related to the level of our operations.

Working capital as of June 30, 2013 was $2,175.9, an increase of $170.0 as compared with working capital at December 31, 2012. As of June 30, 2013, total current assets increased by $223.1 and total current liabilities increased by $53.1. The increase in current assets was primarily due to an increase in cash of $58.7 (as described above), an increase in accounts receivable of $62.1 and an increase in inventories of $112.7 to support future revenue growth. The increase in total current liabilities was primarily due to an increase in accounts payable of $68.2 due to the increase in business activity.

Cash Flows

As of June 30, 2013, our cash and cash equivalents were $572.4 as compared to $513.7 at December 31, 2012. Cash generated from operating activities was $129.4 for the six months ended June 30, 2013, as compared to $124.9 in the same period in the prior year. The primary sources of cash from operations during the six months ended June 30, 2013 were net earnings of $182.3, adjusted by depreciation and amortization of $42.5, non-cash compensation of $11.8, a decrease in deferred income taxes of $18.6 and an increase in accounts payable and accrued liabilities of $73.4. Offsetting these sources of cash were an increase in accounts receivable of $68.7 as a result of increased revenues and an increase in inventories of $124.5 to support our record backlog.

Capital Spending

Our capital expenditures were $67.8 and $53.4 during the six months ended June 30, 2013 and 2012, respectively. We expect capital expenditures of approximately $150 during 2013. These capital expenditures are needed to support our record total backlog of approximately $8.4 billion ($3.8 booked and $4.6 awarded but unbooked), and take into consideration our targeted capacity utilization levels, recent acquisitions and current industry conditions. We have, in the past, generally funded our capital expenditures with cash from operations and funds available to us under revolving bank credit facilities. We expect to fund future capital expenditures from cash on hand, from operations and from funds available to us under the Revolving Credit Facility.

Outstanding Debt and Other Financing Arrangements

Long-term debt at June 30, 2013 totaled $1,959.8 and consisted of our 5.25% Notes and our 6.875% Notes.

We also have a five-year, $950.0 Revolving Credit Facility, which also provides an option to request additional incremental revolving credit borrowing capacity and incremental term loans, in each case upon the satisfaction of certain customary terms and conditions. At June 30, 2013, there were no amounts outstanding under the Revolving Credit Facility.

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

The Revolving Credit Facility Agreement contains an interest coverage ratio financial covenant (as defined therein) that must be maintained at a level greater than 2.0 to 1. The Revolving Credit Facility Agreement also contains a total leverage ratio covenant (as defined therein) which limits net debt to a 4.25 to 1 multiple of EBITDA (as defined therein). The Revolving Credit Facility Agreement contains customary affirmative covenants, negative covenants, and conditions precedent for borrowings, all of which were met as of June 30, 2013.

Contractual Obligations

The following table reflects our contractual obligations and commercial commitments as of June 30, 2013. Commercial commitments include lines of credit, guarantees and other potential cash outflows resulting from a contingent event that requires performance by us or our subsidiaries pursuant to a funding commitment.

Contractual Obligations	2013	2014	2015	2016	2017	Thereafter	Total
Long-term debt and other non-current liabilities (1)	$--	$3.4	$2.2	$2.4	$2.7	$1,984.0	$1,994.7
Operating leases	20.7	40.7	37.9	34.2	31.1	159.3	323.9
Purchase obligations (2)	3.1	2.5	--	0.1	--	--	5.7
Future interest payments on outstanding debt (3)	58.4	116.5	116.5	116.5	116.5	444.8	969.2
Total	$82.2	$163.1	$156.6	$153.2	$150.3	$2,588.1	$3,293.5

Commercial Commitments
Letters of credit	$10.0	--	--	--	--	--	$10.0

(1)
Our liability for unrecognized tax benefits of $38.0 at June 30, 2013 has been omitted from the above table because we cannot determine with certainty when this liability will be settled. It is reasonably possible that the amount of liability for unrecognized tax benefits will change in the next twelve months; however, we do not expect the change to have a significant impact on our consolidated financial statements.

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

(3)
Interest payments include interest payments due on the 5.25% Notes and the 6.875% Notes based on the stated rates of 5.25% and 6.875%, respectively. To the extent we incur interest on the Revolving Credit Facility, interest payments would fluctuate based on LIBOR or the prime rate pursuant to the terms of the Revolving Credit Facility.

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

Off-Balance Sheet Arrangements

Lease Arrangements

We finance our use of certain equipment under committed lease arrangements provided by various financial institutions. Since the terms of these arrangements meet the accounting definition of operating lease arrangements, the aggregate sum of future minimum lease payments is not reflected in our consolidated balance sheets. Our aggregate future minimum lease payments under these arrangements total approximately $323.9 at June 30, 2013.

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

From time to time, we and our foreign subsidiaries may enter into foreign currency exchange contracts to manage risk on transactions conducted in foreign currencies. At June 30, 2013, we had no outstanding forward currency exchange contracts. In addition, we have not entered into any other derivative financial instruments.

Interest Rates – As of June 30, 2013, we have no adjustable rate debt outstanding. We do not engage in transactions intended to hedge our exposure to changes in interest rates.

As of June 30, 2013, we maintained a portfolio of cash and securities consisting mainly of taxable, interest-bearing deposits with weighted average maturities of less than three months. If short-term interest rates were to increase or decrease by 10%, we estimate interest income would increase or decrease by less than $0.1.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act), as of June 30, 2013. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the second quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 5. OTHER INFORMATION

The Annual Meeting of Stockholders of the Company took place on July 24, 2013.  Proxies for the meeting were solicited and the proposals described below were submitted to a vote of the Company’s stockholders at the annual meeting.  The following is a brief description of each matter voted on and the results of voting.

1.	Election of Class I Directors.

2.	Approval of a Non-Binding Advisory Vote on Executive Compensation.

3.	Ratification of the Appointment of Deloitte & Touche LLP as the Company’s Independent Registered Public Accounting Firm for the Year Ending December 31, 2013.

4.	Approval of an Amendment to the B/E Aerospace, Inc. Amended and Restated 1994 Employee Stock Purchase Plan.

The number of shares voted for, against and abstained/withheld, as well as the number of broker non-votes, were as follows:

	For	Against	Abstained/ Withheld	Non Votes
1. Election of Class I Directors: Michael F. Senft John T. Whates	77,703,384 77,835,625	– –	3,762,620 3,630,379	13,401,310 13,401,310
2. Non-Binding Advisory Vote on Executive Compensation	66,258,677	13,914,513	1,292,814	13,401,310
3. Ratification of Appointment of Deloitte & Touche LLP	91,759,866	2,834,899	272,549	–
4. Amendment to the B/E Aerospace, Inc. Amended and Restated 1994 Employee Stock Purchase Plan	80,029,219	192,012	1,244,773	13,401,310

On February 24, 2013, the Board of Directors of the Company approved an amendment to the B/E Aerospace, Inc. Amended and Restated 1994 Employee Stock Purchase Plan (the “ESPP”), subject to the approval of the Company’s stockholders.  On July 24, 2013, at the Annual Meeting of Stockholders of the Company, the stockholders approved the amendment to the ESPP.  For a description of the ESPP, please see “Proposal No. 4 – Approval of Amendment of the Amended and Restated B/E Aerospace, Inc. 1994 Employee Stock Purchase Plan” in the Company’s Proxy Statement on Schedule 14A, which was filed with the Securities and Exchange Commission on April 29, 2013.  A copy of the ESPP, as amended and restated as of July 24, 2013, is filed as Exhibit 10.5 hereto.

ITEM 6.  EXHIBITS

Exhibit 10(iii) - Management Contracts and Executive Compensation Plans, Contracts and Arrangements

10.1	Amended and Restated Employment Agreement for Amin J. Khoury dated as of July 29, 2013

10.2	Amended and Restated Employment Agreement for Werner Lieberherr dated as of July 29, 2013

10.3	Amended and Restated Employment Agreement for Thomas P. McCaffrey dated as of July 29, 2013

10.4	Amended and Restated Employment Agreement for Ryan M. Patch dated as of July 29, 2013

10.5	B/E Aerospace, Inc. Amended and Restated 1994 Employee Stock Purchase Plan

Exhibit 31 - Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

Exhibit 32 - Section 1350 Certifications

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

Exhibit 101 – Interactive Data Files

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

B/E AEROSPACE, INC.

Date: July 29, 2013	By:	/s/ Amin J. Khoury
Amin J. Khoury
Chairman and
Chief Executive Officer

Date: July 29, 2013	By:	/s/ Thomas P. McCaffrey
Thomas P. McCaffrey
Senior Vice President and
Chief Financial Officer