Form 10-Q
period 2013-09-30
B/E AEROSPACE INC
filed 2013-10-30
CIK 861361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For The Quarterly Period Ended September 30, 2013

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

The registrant has one class of common stock, $0.01 par value, of which 104,767,282 shares were outstanding as of October 23, 2013.

B/E AEROSPACE, INC.

Form 10-Q for the Quarter Ended September 30, 2013

PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

B/E AEROSPACE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In Millions, Except Share Data)

	September 30,	December 31,
	2013	2012

ASSETS

Current assets:
Cash and cash equivalents	$573.8	$513.7
Accounts receivable – trade, less allowance for doubtful
accounts ($10.1 at September 30, 2013 and $12.1 at December 31, 2012)	504.5	401.7
Inventories	1,920.0	1,752.9
Deferred income taxes	21.4	42.4
Other current assets	74.0	55.9
Total current assets	3,093.7	2,766.6

Property and equipment, net of accumulated depreciation
($278.5 at September 30, 2013 and $255.1 at December 31, 2012)	393.7	302.9
Goodwill	1,545.2	1,484.2
Identifiable intangible assets	461.5	484.5
Other assets	67.5	68.2
	$5,561.6	$5,106.4

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$364.8	$286.2
Accrued liabilities	507.5	474.2
Current maturities of long-term debt	--	0.3
Total current liabilities	872.3	760.7

Long-term debt	1,959.6	1,960.2
Deferred income taxes	159.7	144.1
Other non-current liabilities	77.0	62.5

Commitments, contingencies and off-balance sheet
arrangements (Note 8)
Stockholders’ equity:
Preferred stock, $0.01 par value; 1.0 million shares
authorized; no shares outstanding	--	--
Common stock, $0.01 par value; 200.0 million shares
authorized; 105.4 million shares issued as of September 30, 2013
and 105.4 million shares issued as of December 31, 2012	1.1	1.1
Additional paid-in capital	1,678.7	1,652.2
Retained earnings	832.7	557.7
Accumulated other comprehensive loss	(19.5)	(32.1)
Total stockholders’ equity	2,493.0	2,178.9
	$5,561.6	$5,106.4

See accompanying notes to condensed consolidated financial statements.

B/E AEROSPACE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
AND COMPREHENSIVE INCOME (UNAUDITED)
(In Millions, Except Per Share Data)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2013	2012	2013	2012

Revenues	$888.1	$766.7	$2,580.6	$2,282.1
Cost of sales	545.8	478.4	1,592.4	1,417.0
Selling, general and administrative	120.0	106.2	349.5	323.3
Research, development and engineering	62.2	47.8	166.3	139.9

Operating earnings	160.1	134.3	472.4	401.9

Operating earnings, as percentage
of revenues	18.0%	17.5%	18.3%	17.6%

Interest expense	30.5	31.8	91.6	93.4
Debt prepayment costs	-	82.1	-	82.1

Earnings before income taxes	129.6	20.4	380.8	226.4

Income taxes	36.9	1.9	105.8	67.9

Net earnings	92.7	18.5	275.0	158.5

Other comprehensive income:
Foreign currency translation
adjustment and other	43.6	25.4	12.6	19.8
Comprehensive income	$136.3	$43.9	$287.6	$178.3

Net earnings per common share:
Basic	$0.90	$0.18	$2.67	$1.55
Diluted	$0.89	$0.18	$2.65	$1.54

Weighted average common shares:
Basic	103.2	102.1	103.2	102.0
Diluted	104.0	103.1	103.9	102.8

See accompanying notes to condensed consolidated financial statements.

B/E AEROSPACE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Millions)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$275.0	$158.5
Adjustments to reconcile net earnings to net cash flows provided by operating activities, net of effects from acquisitions:
Depreciation and amortization	65.1	54.1
Deferred income taxes	36.0	41.9
Non-cash compensation	17.6	18.8
Debt prepayment costs	-	82.1
Provision for doubtful accounts	0.8	2.9
Loss on disposal of property and equipment	1.4	1.5
Tax benefits realized from prior exercises of employee stock options
and restricted stock	(6.2)	(3.0)
Changes in operating assets and liabilities:
Accounts receivable	(91.2)	(81.8)
Inventories	(163.0)	(195.1)
Other current and non-current assets	(17.9)	(28.0)
Accounts payable and accrued liabilities	121.8	151.0
Net cash provided by operating activities	239.4	202.9

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(113.7)	(83.3)
Acquisitions, net of cash acquired	(76.0)	(651.9)
Other	0.1	1.8
Net cash used in investing activities	(189.6)	(733.4)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock issued	3.3	2.8
Purchase of treasury stock	(0.4)	(0.3)
Tax benefits realized from prior exercises of employee stock options
and restricted stock	6.2	3.0
Borrowings on line of credit	-	215.0
Repayments on line of credit	-	(215.0)
Proceeds from long-term debt	-	1,316.0
Debt prepayment costs	-	(71.7)
Debt origination costs	-	(30.1)
Principal payments on long-term debt, inclusive of original issue premium	(0.3)	(600.4)
Net cash provided by financing activities	8.8	619.3

Effect of foreign exchange rate changes on cash and cash equivalents	1.5	2.9

Net increase in cash and cash equivalents	60.1	91.7
Cash and cash equivalents, beginning of period	513.7	303.5
Cash and cash equivalents, end of period	$573.8	$395.2

Supplemental disclosures of cash flow information:
Cash paid during period for:
Interest	$60.0	$64.5
Income taxes	73.9	45.2

Supplemental schedule of noncash investing activities:
Accrued property additions	$8.3	$7.8

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

Note 2.         Recent Accounting Pronouncements

 In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which is intended to improve the reporting of reclassifications out of accumulated other comprehensive income. The ASU requires an entity to report, either on the face of the income statement or in the notes to the financial statements, the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in the statement of earnings if the amount being reclassified is required to be reclassified in its entirety to net earnings. For other amounts that are not required to be reclassified in their entirety to net earnings in the same reporting period, an entity is required to cross-reference other required disclosures that provide additional detail about those amounts. The adoption of ASU 2013-02, effective January 1, 2013, did not impact the Company’s consolidated financial statements as there were no reclassifications out of accumulated other comprehensive income during the period.

Note 3.         Business Combinations

During the third quarter of 2013 the Company acquired the assets of Blue Dot Energy Services, LLC (“Blue Dot”), a provider of parts distribution, rental equipment, and on-site services to the oil and gas industry for a net purchase price of $72.5. The acquisition expands the Consumables Management Segment (“CMS”) distribution and logistics business into the oil and gas services industry. The transaction was accounted for as a purchase under FASB ASC 805, Business Combinations (“ASC 805”). The assets purchased and liabilities assumed for this acquisition have been reflected in the accompanying condensed consolidated balance sheet as of September 30, 2013 and the results of operations for this acquisition are included in the accompanying condensed consolidated statement of earnings and comprehensive income from the date of acquisition.

During 2012, the Company completed two acquisitions for a net aggregate purchase price of approximately $649.7 in cash (“2012 Acquisitions”). The 2012 Acquisitions were accounted for as purchases under ASC 805. The assets purchased and liabilities assumed for the 2012 Acquisitions have been reflected in the accompanying condensed consolidated balance sheets as of September 30, 2013 and December 31, 2012, and the results of operations for the 2012 Acquisitions are included in the accompanying condensed consolidated statements of earnings and comprehensive income from the respective dates of acquisition.

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

The Company completed its evaluation and allocation of the purchase price for the UFC acquisition during the period ended December 31, 2012. The Company completed its evaluation and allocation of the purchase price for the Interturbine acquisition during the three months ended March 31, 2013 which resulted in a $4.6 increase in goodwill. The Company has not yet completed its allocation of the purchase price for the Blue Dot acquisition as the valuation of certain assets and liabilities is not yet complete. The preliminary fair value of tangible assets, intangible assets, and assumed liabilities were $40.5, $40.9, and $8.9, respectively, comprising the net purchase price of $72.5.

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

The majority of the goodwill and other intangible assets related to the UFC and Blue Dot acquisitions is expected to be deductible for tax purposes. None of the goodwill and other intangible assets related to the Interturbine acquisition is expected to be deductible for tax purposes.

Consolidated unaudited pro forma revenues, net earnings and net earnings per diluted share, giving effect to the UFC and Interturbine acquisitions for the three and nine month periods ended September 30, 2012, as if they had occurred on January 1, 2011, were $776.5, $20.7, and $0.20, and $2,369.2, $165.8 and $1.61, respectively. The Company has begun transferring legacy UFC and Interturbine customers into its consumables management segment systems. As a result, it is not practicable to report stand-alone revenues and operating earnings of the acquired businesses since the respective acquisition dates. Blue Dot pro forma revenues, net earnings, and net earnings per diluted share as well as post acquisition stand-alone revenues and operating earnings are not material to the Company’s financial statements.

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

	September 30, 2013	December 31, 2012
Purchased materials and component parts	$240.3	$186.3
Work-in-process	450.8	371.8
Finished goods	1,228.9	1,194.8
	$1,920.0	$1,752.9

Note 5.         Goodwill and Intangible Assets

The table below sets forth the intangible assets by major asset class, all of which were acquired through business purchase transactions:

		September 30, 2013
	Useful			Net
	Life	Original	Accumulated	Book
	(Years)	Cost	Amortization	Value
Customer contracts and relationships	8-30	$412.1	$80.0	$332.1
Acquired technologies	9-34	127.0	53.5	73.5
Replacement parts annuity and product approvals	16-22	7.8	5.8	2.0
Technical qualifications, plans and drawings	15-22	19.3	15.9	3.4
Trademarks and patents	2-20	22.6	15.0	7.6
Covenants not to compete	3-5	3.3	1.5	1.8
Trade names	Indefinite	41.1	-	41.1
		$633.2	$171.7	$461.5

Amortization expense associated with identifiable intangible assets was approximately $7.5 and $7.4 for the three month periods ended September 30, 2013 and 2012, respectively and $22.6 and $21.2 for the nine month periods ended September 30, 2013 and 2012, respectively. The Company currently expects to recognize amortization expense of approximately $30 in each of the next five fiscal years. The future amortization amounts are estimates. Actual future amortization expense may be different due to future acquisitions, impairments, changes in amortization periods or other factors. The Company expenses costs to renew or extend the term of a recognized intangible asset. Goodwill increased $61.0 during the nine months ended September 30, 2013, primarily as a result of our preliminary estimate of goodwill associated with the Blue Dot acquisition, partially offset by foreign currency translations.

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

As of September 30, 2013, long-term debt consisted of $1,300.0 aggregate principal amount ($1,314.1 inclusive of original issue premium) of its 5.25% Notes, which had an effective yield of approximately 5.0%, and $650.0 aggregate principal amount ($645.5 net of original issue discount) of 6.875% senior unsecured notes due 2020 (the “6.875% Notes). The Company also has a $950.0 revolving credit facility pursuant to an amended and restated credit agreement dated as of August 3, 2012, (the “Revolving Credit Facility”), none of which was drawn at September 30, 2013.

Borrowings under the Revolving Credit Facility bear interest at an annual rate equal to the London interbank offered rate (“LIBOR”) (as defined in the Revolving Credit Facility) plus 200 basis points or Prime (as defined in the Revolving Credit Facility) plus 100 basis points. If drawn, as of September 30, 2013, the rate under the Revolving Credit Facility would have been approximately 2.25%.

Letters of credit outstanding under the Revolving Credit Facility aggregated $7.2 at September 30, 2013 ($11.6 at December 31, 2012).

The Revolving Credit Facility contains an interest coverage ratio financial covenant (as defined therein) that must be maintained at a level greater than 2.0 to 1 and a total leverage ratio covenant (as defined therein) which limits net debt to a 4.25 to 1 multiple of EBITDA (as defined therein). The Revolving Credit Facility is collateralized by substantially all of the Company’s assets and contains customary affirmative covenants, negative covenants and conditions precedent for borrowings, all of which were met as of September 30, 2013.

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

The carrying amounts of cash and cash equivalents (which the Company classifies as Level 1 assets), accounts receivable – trade and accounts payable represent their respective fair values due to their short- term nature. There was no debt outstanding under the Revolving Credit Facility as of September 30, 2013. The fair value of the Company’s senior notes, based on market prices for publicly-traded debt (which the Company classifies as Level 2 inputs), was $2,013.6 and $2,103.8 as of September 30, 2013 and December 31, 2012, respectively.

Note 8.         Commitments, Contingencies and Off-Balance Sheet Arrangements

Lease Commitments – The Company finances its use of certain facilities and equipment under committed lease arrangements provided by various institutions. Since the terms of these arrangements meet the accounting definition of operating lease arrangements, the aggregate sum of future minimum lease payments is not reflected on the condensed consolidated balance sheets. At September 30, 2013, future minimum lease payments under these arrangements approximated $320.2, the majority of which related to long-term real estate leases.

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

Compensation cost generally is recognized on a straight-line basis over the vesting period of the shares. Share-based compensation of $5.5 and $16.6, and $6.0 and $17.9 was recognized during the three and nine month periods ended September 30, 2013 and 2012, respectively, related to the equity grants made pursuant to the LTIP. Unrecognized compensation expense related to equity grants, including the estimated impact of any future forfeitures, was $34.1 at September 30, 2013.

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

The Company evaluates segment performance based on segment operating earnings or losses. Each segment regularly reports its results of operations and makes requests for capital expenditures and acquisition funding to the Company’s chief operating decision-making group. This group is comprised of the Chairman and Chief Executive Officer, the President and Chief Operating Officer, and the Senior Vice President and Chief Financial Officer. Each operating segment has separate management teams and infrastructures dedicated to providing a full range of products and services to their commercial, business jet, military, MRO, aircraft leasing, aircraft manufacturing and logistics customers.

The Company has not included product line information due to the similarity of commercial aircraft segment product offerings and the impracticality of determining such information and the similarity of the product offerings and services for the consumables management segment.

The following table presents revenues and operating earnings by reportable segment:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2013	2012	2013	2012
Revenues
Commercial aircraft	$456.6	$385.6	$1,307.8	$1,152.6
Consumables management	317.4	295.8	956.8	869.2
Business jet	114.1	85.3	316.0	260.3
	$888.1	$766.7	$2,580.6	$2,282.1

Operating earnings (1)
Commercial aircraft	$82.4	$67.3	$236.3	$202.7
Consumables management	58.8	54.6	184.9	161.9
Business jet	18.9	12.4	51.2	37.3
	160.1	134.3	472.4	401.9
Interest expense	30.5	31.8	91.6	93.4
Debt prepayment costs	-	82.1	-	82.1
Earnings before income taxes	$129.6	$20.4	$380.8	$226.4

(1)	Operating earnings include an allocation of corporate IT costs, employee benefits and general and administrative costs based on the proportion of each segment’s systems users, number of employees and sales, respectively.

The following table presents capital expenditures by reportable segment:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2013	2012	2013	2012

Commercial aircraft	$28.9	$23.1	$71.2	$59.4
Consumables management	10.6	4.9	29.5	16.3
Business jet	6.4	1.9	13.0	7.6
	$45.9	$29.9	$113.7	$83.3

Corporate capital expenditures have been allocated to the above segments in a manner consistent with our corporate expense allocations. Prior year amounts have been restated to reflect this revised allocation methodology.

The following table presents goodwill by reportable segment:

	September 30,	December 31,
	2013	2012

Commercial aircraft	$393.1	$388.4
Consumables management	1,062.2	1,005.8
Business jet	89.9	90.0
	$1,545.2	$1,484.2

The following table presents total assets by reportable segment:

	September 30,	December 31,
	2013	2012

Commercial aircraft	$1,930.6	$1,719.1
Consumables management	3,173.5	3,006.7
Business jet	457.5	380.6
	$5,561.6	$5,106.4

Corporate assets (including cash and cash equivalents) of $656.2 and $599.4 at September 30, 2013 and December 31, 2012, respectively, have been allocated to the above segments in a manner consistent with our corporate expense allocations.

Note 11.         Net Earnings Per Common Share

Basic net earnings per common share is computed using the weighted average common shares outstanding during the period. Diluted net earnings per common share is computed by using the weighted average common shares outstanding including the dilutive effect of stock options, shares issued under the Employee Stock Purchase Plan and restricted shares based on an average share price during the period. For the nine month periods ended September 30, 2013 and 2012, approximately 0.1 and 0.3 shares of the Company’s common stock, respectively, were excluded from the determination of diluted earnings per common share because their effect would have been anti-dilutive (none for the three months ended September 30, 2013 and 2012). The computations of basic and diluted earnings per share for the three and nine month periods ended September 30, 2013 and 2012, respectively, are as follows:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2013	2012	2013	2012
Net earnings	$92.7	$18.5	$275.0	$158.5

Basic weighted average common shares	103.2	102.1	103.2	102.0
Effect of dilutive stock options and
employee stock purchase plan shares	0.1	0.1	0.1	0.1
Effect of restricted shares issued	0.7	0.9	0.6	0.7
Diluted weighted average common shares	104.0	103.1	103.9	102.8

Basic net earnings per common share	$0.90	$0.18	$2.67	$1.55
Diluted net earnings per common share	$0.89	$0.18	$2.65	$1.54

Note 12.         Accounting for Uncertainty in Income Taxes

In accordance with FASB ASC 740, Income Taxes (“ASC 740”), the Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. As of September 30, 2013 and December 31, 2012, the Company had $40.2 and $32.1, respectively, of net unrecognized tax benefits. This liability, if recognized, would affect the Company’s effective tax rate. The Company is currently open to audit by the tax authorities for the six years ended December 31, 2012. There are currently no material income tax audits in progress.

The Company classifies interest and penalties related to income tax as income tax expense. The amount included in the Company’s liability for unrecognized tax benefits for interest and penalties was less than $2.0 as of September 30, 2013 and December 31, 2012.

Income tax expense in the nine month period of 2013 reflects the recognition of our 2012 R&D credit resulting from the recently enacted tax legislation in January 2013, and which benefited diluted earnings per share for the period by approximately $0.03 per diluted share. Our expected effective tax rate for 2013, which includes the impact of current and prior year research and development tax credits as well as other tax planning initiatives, is approximately 28.0%.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(In Millions, Except Per Share Data)

OVERVIEW

The following discussion and analysis addresses the results of our operations for the three and nine month periods ended September 30, 2013, as compared to our results of operations for the three and nine month periods ended September 30, 2012. In addition, the discussion and analysis addresses our liquidity, financial condition and other matters for these periods.

Based on our experience in the industry, we believe we are the world’s largest manufacturer of cabin interior equipment for commercial aircraft and for business jets and the leading aerospace aftermarket distributor and value added service provider of aerospace fasteners and other consumable products and logistics services. We sell our manufactured products directly to virtually all of the world’s major airlines and aerospace manufacturers. In addition, based on our experience, we believe that we have achieved leading global market positions in each of our major product categories, which include:

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

Revenues by reportable segment for the three and nine month periods ended September 30, 2013 and September 31, 2012, respectively, were as follows:

	THREE MONTHS ENDED SEPTEMBER 30,				NINE MONTHS ENDED SEPTEMBER 30,
	2013		2012		2013		2012
	Revenues	% of Revenues	Revenues	% of Revenues	Revenues	% of Revenues	Revenues	% of Revenues
Commercial aircraft	$456.6	51.4%	$385.6	50.3%	$1,307.8	50.7%	$1,152.6	50.5%
Consumables management	317.4	35.7	295.8	38.6	956.8	37.1	869.2	38.1
Business jet	114.1	12.9	85.3	11.1	316.0	12.2	260.3	11.4
Total revenues	$888.1	100.0%	$766.7	100.0%	$2,580.6	100.0%	$2,282.1	100.0%

Revenues by geographic area (based on destination) for the three and nine month periods ended September 30, 2013 and September 30, 2012, respectively, were as follows:

	THREE MONTHS ENDED SEPTEMBER 30,				NINE MONTHS ENDED SEPTEMBER 30,
	2013		2012		2013		2012
		% of		% of		% of		% of
	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues
United States	$382.5	43.1%	$377.0	49.2%	$1,147.6	44.5%	$1,120.4	49.1%
Europe	249.9	28.1	176.1	23.0	666.1	25.8	561.3	24.6
Asia, Pacific Rim,
Middle East and Other	255.7	28.8	213.6	27.8	766.9	29.7	600.4	26.3
Total revenues	$888.1	100.0%	$766.7	100.0%	$2,580.6	100.0%	$2,282.1	100.0%

Revenues from our domestic and foreign operations for the three and nine month periods ended September 30, 2013 and September 30, 2012, respectively, were as follows:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2013	2012	2013	2012
Domestic	$617.1	$552.4	$1,794.1	$1,650.9
Foreign	271.0	214.3	786.5	631.2
Total revenues	$888.1	$766.7	$2,580.6	$2,282.1

New product development is a strategic initiative for us. Our customers regularly request that we engage in new product development and enhancement activities. We believe these activities protect and enhance our leadership position. We believe our investments in research and development over the past several years have been a driving force behind our ongoing market share gains and the growth of our record backlog. Research, development and engineering spending was approximately 7.0% of sales during the third quarter of 2013 and is expected to be 6.0%-6.5% of sales for the next several years.

We also believe in providing our businesses with the tools required to remain competitive. In that regard, we have invested, and will continue to invest, in property and equipment that enhances our productivity. Taking into consideration recent program awards to deliver multi-year programs for various Boeing and Airbus aircraft, our targeted capacity utilization levels, recent acquisitions and current industry conditions, we expect that our capital expenditures will be approximately $165 - $170 during 2013.

The aerospace up-cycle is in full swing, with vigorous global airline traffic growth, an unprecedented period of airline profitability, and record delivery rates and backlog at both Airbus and Boeing. Our revenue growth this quarter was driven by a double-digit increase in aftermarket demand, as well as a double-digit increase in demand related to the strong commercial aircraft delivery cycle. Approximately 58% of third quarter revenues was driven by demand for products for new-buy aircraft.

Global air travel continues to expand at a very healthy rate. August traffic rose at a robust 6.8% rate, while capacity climbed 5.6%, both compared to August 2012. This pushed load factors to a record high of 83.4%. Year-to-date, global traffic is up more than 5%, with capacity up a little more than 4%. Airline profitability continues to be strong. In September, yields for the U.S. airlines increased 3.5% year-over-year on strong domestic growth of 5.2%. The International Air Transport Association (“IATA”) slightly revised its 2013 global airline profit forecast to approximately $12 billion, which is up almost 60% as compared to 2012. For 2014, IATA’s initial forecast calls for profit of approximately $16.5 billion which would be up 40% over 2013. This would mark the fifth successive year of solid global airline profitability. As a result of this strong traffic growth, record load factors, yields, and profitability for the global airline industry, the airlines and leasing companies are booking orders at a robust rate and our Boeing and Airbus backlogs continue to grow. In fact, our combined Airbus and Boeing rolling 12 month book-to-bill order ratio is over 2.5 times. It now appears that 2013 orders will mark our second best year on record behind 2007 and the third year in a row in which we have booked more than 2,000 total orders for the two major original equipment manufacturers (“OEMs”), resulting in our combined OEM backlog in excess of 10,000 aircraft.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2013,
COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2012
($ in Millions, Except Backlog and Per Share Data)

	REVENUES
	Three Months Ended September 30,
			Percent
	2013	2012	Change
Commercial aircraft	$456.6	$385.6	18.4%
Consumables management	317.4	295.8	7.3%
Business jet	114.1	85.3	33.8%
Total revenues	$888.1	$766.7	15.8%

Revenues for the third quarter of 2013 of $888.1 increased $121.4, or 15.8%, as compared with the same period of the prior year.

Cost of sales for the third quarter of 2013 was $545.8, or 61.5% of sales, as compared with cost of sales of $478.4, or 62.4% of sales in the same period of the prior year. The decrease in cost of sales as a percent of total revenues reflects ongoing continuous improvement activities.

Selling, general and administrative (“SG&A”) expense for the third quarter of 2013 was $120.0, or 13.5% of sales, as compared with SG&A expense of $106.2, or 13.9% of sales in the same period of the prior year. The absolute amount of  SG&A expense was higher in the current period primarily due to costs and expenses of $6.9 associated with the 15.8% increase in revenues and $6.9 of acquisition, integration and transition (“AIT”) costs, including expenses associated with the Blue Dot Energy Services LLC (“Blue Dot”) acquisition. SG&A as a percentage of sales declined year-over-year for the reasons set forth above and operating leverage at the higher revenue level and continued results from our improvement initiatives.

Research, development and engineering expense for the third quarter of 2013 was $62.2, or 7.0% of sales, as compared with $47.8 or 6.2% of sales in the same period of the prior year. The $14.4 increase in spending is primarily due to new product development activities in our commercial aircraft and business jet segments associated with our $8.8 billion backlog ($3.8 billion booked and $5.0 billion of awarded but unbooked) and activities directed toward further growing our supplier furnished equipment (“SFE”) backlog.

Operating earnings for the third quarter of 2013 of $160.1 increased 19.2% on the aforementioned 15.8% increase in revenues. Operating margin was 18.0% and expanded 50 basis points as compared with the same period of the prior year. The growth in operating earnings and the improvement in operating margin occurred primarily as a result of operating leverage at the higher revenue level and ongoing operational efficiency initiatives.

Interest expense in the current period of $30.5 million was $1.3 lower than interest expense of $31.8 in the same period of the prior year. During 2012, we refinanced our 8.5% senior unsecured notes with 5.25% unsecured notes due 2022 and incurred debt prepayment costs totaling $82.1.

Earnings before income taxes for the third quarter of 2013 of $129.6 increased by $109.2, or 535.3% as compared with the same period of the prior year, as a result of a  $25.8 increase in operating earnings, a $1.3 decrease in interest expense and an $82.1 debt prepayment charge in 2012.

Income tax expense in the third quarter of 2013 of $36.9, or 28.5% of earnings before income taxes, increased by $35.0 as compared with income tax expense for same period of the prior year of $1.9 as a result of the aforementioned $82.1 debt prepayment charge, which reduced third quarter 2012 earnings before income taxes to $20.4.

Third quarter 2013 net earnings and earnings per diluted share were $92.7 and $0.89 per share, increases of 401.1% and 394.4%, respectively, as compared with the prior year period.

Bookings during the third quarter of 2013 were approximately $900, representing a book-to-bill ratio of approximately 1.01 to 1. Booked backlog at September 30, 2013 stood at approximately $3.8 billion as compared with $3.75 billion at September 30, 2012 and $3.75 billion at December 31, 2012. We believe the quality of our backlog has continued to improve consistent with, and as evidenced by, the ongoing expansion in our operating margins.

Segment Results

The following is a summary of operating earnings by segment:

	OPERATING EARNINGS
	Three Months Ended September 30,
			Percent
	2013	2012	Change
Commercial aircraft	$82.4	$67.3	22.4%
Consumables management	58.8	54.6	7.7%
Business jet	18.9	12.4	52.4%
Total operating earnings	$160.1	$134.3	19.2%

Third quarter 2013 commercial aircraft segment (“CAS”) revenues of $456.6 increased 18.4% as compared with the prior year period. CAS third quarter 2013 operating earnings of $82.4 increased 22.4% and operating margin of 18.0% expanded 50 basis points as compared with the prior year period, due to operating leverage at the higher revenue level and ongoing operational efficiency initiatives.

Third quarter 2013 consumables management segment (“CMS”) revenues of $317.4 increased 7.3% while operating earnings of $58.8 increased 7.7%, and operating margin of 18.5% was flat as compared with the prior year period.  Third quarter 2013 revenues were negatively impacted by a significant year over year reduction in demand from its defense and business jet customers.  Operating earnings, for the current third quarter period reflect AIT costs of $6.9, ($4.6 in 2012).

Third quarter 2013 business jet segment revenues of $114.1 increased 33.8% while operating earnings of $18.9 increased 52.4% as compared with the prior year period. Operating margin of 16.6% expanded 210 basis points as compared with the prior year period, reflecting the increase in revenues, an improved mix of revenues and ongoing operational efficiency initiatives.

NINE MONTHS ENDED SEPTEMBER 30, 2013,
AS COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2012

	REVENUES
	Nine Months Ended September 30,
			Percent
	2013	2012	Change
Commercial aircraft	$1,307.8	$1,152.6	13.5%
Consumables management	956.8	869.2	10.1%
Business jet	316.0	260.3	21.4%
Total revenues	$2,580.6	$2,282.1	13.1%

For the nine months ended September 30, 2013, revenues of $2,580.6 increased 13.1%, as compared with the prior year period.

Cost of sales for the nine months ended September 30, 2013 was $1,592.4, or 61.7% of sales, as compared with cost of sales of $1,417.0 or 62.1% of sales in the prior year period. The 40 basis point decrease in cost of sales (40 basis point increase in gross margin) is due to an improved revenue mix and ongoing manufacturing efficiency initiatives.

SG&A expense for the nine months ended September 30, 2013 was $349.5, or 13.5% of sales, as compared with SG&A expense of $323.3, or 14.2% of sales, in the same period in 2012. The higher level of SG&A expense in the current period is primarily due to $12.2 of costs and expenses associated with the 13.1% increase in revenues, AIT costs of $14.0, including expenses associated with the Blue Dot acquisition and other acquisitions completed in earlier periods. SG&A as a percentage of revenues declined due to operating leverage in the business.

Research, development and engineering expense for the nine months ended September 30, 2013 was $166.3, or 6.4% of sales as compared with $139.9 or 6.1% of sales in the same period in 2012. The $26.4 increase in spending is primarily due to new product development activities in our commercial aircraft segment associated with our $8.8 billion total backlog ($3.8 billion booked and $5.0 billion awarded but unbooked) and activities directed toward further growing our SFE backlog.

For the nine months ended September 30, 2013, operating earnings of $472.4 increased 17.5% as compared with the prior year. Operating margin in the current period of 18.3% expanded 70 basis points as compared with the prior year period.

Interest expense in the nine months ended September 30, 2013 of $91.6 decreased by $1.8 as a result of slightly lower debt levels and the opportunistic financing we completed in 2012, which resulted in 2012 debt prepayment costs of $82.1.

Earnings before income taxes in the current nine month period of $380.8 increased by $154.4, or 68.2% as compared with the prior year period, as a result of a $70.5 increase in operating earnings and the aforementioned 2012 debt prepayment charge.

Income tax expense for the nine months ended September 30, 2013 of $105.8 or 27.8% of earnings before income taxes, increased by $37.9 as compared with the prior year period income tax expense of $67.9. Our expected effective tax rate for 2013 is approximately 28.0% compared with 30.0% in 2012.

For the nine months ended September 30, 2013, net earnings and net earnings per diluted share were $275.0 and  $2.65 per share, increases of 73.5% and 72.1%, respectively, as compared with the prior year.

Bookings for the nine months ended September 30, 2013 were approximately $2.6 billion, representing a book-to-bill ratio of approximately 1.0 to 1.

Segment Results

The following is a summary of operating earnings by segment:

	OPERATING EARNINGS
	Nine Months Ended September 30,
			Percent
	2013	2012	Change
Commercial aircraft	$236.3	$202.7	16.6%
Consumables management	184.9	161.9	14.2%
Business jet	51.2	37.3	37.3%
Total operating earnings	$472.4	$401.9	17.5%

For the nine months ended September 30, 2013, CAS operating earnings of $236.3 increased 16.6% as compared with the prior year period. Operating margin of 18.1% expanded 50 basis points as compared with the prior year period due to operating leverage at the higher revenue level and ongoing operational efficiency initiatives.

For the nine months ended September 30, 2013, CMS operating earnings of $184.9 increased 14.2% as compared with the prior year period. Operating margin was 19.3%, an increase of 70 basis points as compared with operating margin for the prior year period.

For the nine months ended September 30, 2013, business jet segment operating earnings of $51.2 increased 37.3%, as compared with the prior year period. Operating margin of 16.2% expanded by 190 basis points, reflecting the 21.4% increase in revenues, an improved mix of revenues and ongoing operational efficiency initiatives.

LIQUIDITY AND CAPITAL RESOURCES

Current Financial Condition

As of September 30, 2013, our net debt-to-net capital ratio was 35.7%. Net debt was $1,385.8, which represented total debt of $1,959.6, less cash and cash equivalents of $573.8. At September 30, 2013, net capital (total debt plus total stockholders’ equity less cash and cash equivalents) was $3,878.8. As of September 30, 2013, long-term debt primarily consisted of $1,300.0 aggregate principal amount ($1,314.1 inclusive of original issue premium) of our 5.25% Senior Unsecured Notes due 2022 (the “5.25% Notes”) and $650.0 aggregate principal amount ($645.5 net of original issue discount) of our 6.875% Senior Unsecured Notes due 2020 (the “6.875% Notes”). We also have a five-year $950.0 Revolving Credit Facility (the “Revolving Credit Facility”) pursuant to an amended and restated credit agreement dated as of August 3, 2012 (the “Revolving Credit Facility Agreement”). At September 30, 2013 there were no amounts outstanding under the Revolving Credit Facility. Cash on hand at September 30, 2013 increased by $60.1 as compared with cash on hand at December 31, 2012 primarily as a result of cash flows from operating activities of $239.4 less capital expenditures of $113.7, less net expenditures for acquisitions of $76.0. Our liquidity requirements consist of working capital needs, ongoing capital expenditures and payments of interest and principal on our indebtedness. Our primary requirements for working capital are directly related to the level of our operations.

Working capital as of September 30, 2013 was $2,221.4, an increase of $215.5 as compared with working capital at December 31, 2012. As of September 30, 2013, total current assets increased by $327.1 and total current liabilities increased by $111.6. Working capital at September 30, 2013 increased 10.7% as compared with working capital at December 31, 2012, and compares favorably with the 13.1% increase in revenues for the nine months ended September 30, 2013 as compared with the same period in the prior year.  The increase in current assets was primarily due to an increase in cash of $60.1 (as described above), an increase in accounts receivable of $102.8 and an increase in inventories of $167.1 to support future revenue growth. The increase in total current liabilities was primarily due to an increase in accounts payable of $78.6 due to the increase in business activity.

Cash Flows

As of September 30, 2013, our cash and cash equivalents were $573.8 as compared to $513.7 at December 31, 2012. Cash generated from operating activities was $239.4 for the nine months ended September 30, 2013, as compared to $202.9 in the same period in the prior year. The primary sources of cash from operations during the nine months ended September 30, 2013 were net earnings of $275.0, adjusted by depreciation and amortization of $65.1, non-cash compensation of $17.6, a decrease in deferred income taxes of $36.0 and an increase in accounts payable and accrued liabilities of $121.8. Offsetting these sources of cash were an increase in accounts receivable of $91.2 as a result of increased revenues and an increase in inventories of $163.0 to support our record backlog.

Capital Spending

Our capital expenditures were $113.7 and $83.3 during the nine months ended September 30, 2013 and 2012, respectively. We expect capital expenditures of approximately $165 - $170 during 2013. These capital expenditures are needed to support our record total backlog of approximately $8.8 billion ($3.8 booked and $5.0 awarded but unbooked), and take into consideration our targeted capacity utilization levels, recent acquisitions and current industry conditions. We have, in the past, generally funded our capital expenditures with cash from operations and funds available to us under revolving bank credit facilities. We expect to fund future capital expenditures from cash on hand, from operations and from funds available to us under the Revolving Credit Facility.

Outstanding Debt and Other Financing Arrangements

Long-term debt at September 30, 2013 totaled $1,959.6 and consisted of our 5.25% Notes and our 6.875% Notes.

We also have a five-year, $950.0 Revolving Credit Facility, which also provides an option to request additional incremental revolving credit borrowing capacity and incremental term loans, in each case upon the satisfaction of certain customary terms and conditions. At September 30, 2013, there were no amounts outstanding under the Revolving Credit Facility.

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

The Revolving Credit Facility Agreement contains an interest coverage ratio financial covenant (as defined therein) that must be maintained at a level greater than 2.0 to 1. The Revolving Credit Facility Agreement also contains a total leverage ratio covenant (as defined therein) which limits net debt to a 4.25 to 1 multiple of EBITDA (as defined therein). The Revolving Credit Facility Agreement contains customary affirmative covenants, negative covenants, and conditions precedent for borrowings, all of which were met as of September 30, 2013.

Contractual Obligations

The following table reflects our contractual obligations and commercial commitments as of September 30, 2013. Commercial commitments include lines of credit, guarantees and other potential cash outflows resulting from a contingent event that requires performance by us or our subsidiaries pursuant to a funding commitment.

Contractual Obligations	2013	2014	2015	2016	2017	Thereafter	Total
Long-term debt and other non-current liabilities (1)	$--	$3.3	$2.2	$2.4	$2.7	$1,985.8	$1,996.4
Operating leases	11.1	41.1	38.8	35.6	32.3	161.3	320.2
Purchase obligations (2)	1.8	3.1	--	--	--	--	4.9
Future interest payments on outstanding debt (3)	57.3	116.5	116.5	116.5	116.5	444.8	968.1
Total	$70.2	$164.0	$157.5	$154.5	$151.5	$2,591.9	$3,289.6

Commercial Commitments
Letters of credit	$7.2	--	--	--	--	--	$7.2

(1)
Our liability for unrecognized tax benefits of $40.2 at September 30, 2013 has been omitted from the above table because we cannot determine with certainty when this liability will be settled. It is reasonably possible that the amount of liability for unrecognized tax benefits will change in the next twelve months; however, we do not expect the change to have a significant impact on our consolidated financial statements.

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

Off-Balance Sheet Arrangements

Lease Arrangements

We finance our use of certain equipment under committed lease arrangements provided by various financial institutions. Since the terms of these arrangements meet the accounting definition of operating lease arrangements, the aggregate sum of future minimum lease payments is not reflected in our consolidated balance sheets. Our aggregate future minimum lease payments under these arrangements total approximately $320.2 at September 30, 2013.

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

Backlog

We record backlog when we enter into a definitive order for the delivery of products to our customers in the future. Within backlog, we differentiate between booked backlog and awarded but unbooked backlog. For manufacturing programs, generally if there are definitive delivery dates then the backlog is considered booked. When we receive the delivery date specificity in writing from our customers on these long-term contracts, management includes such amount in booked backlog. If a contract does not provide that level of specificity, the production requirements are generally provided to us through periodic purchase orders issued against the underlying contracts at which point the amount of the purchase orders is classified as booked. The remaining portion of the underlying contract is considered awarded but unbooked. For consumables contracts, we include in booked backlog, open but unfulfilled purchase orders plus an amount that we believe necessary to support our customers’ production activities under long-term contracts. In addition, purchase orders for end items and spares are generally received and recorded as backlog when we accept their terms.

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

From time to time, we and our foreign subsidiaries may enter into foreign currency exchange contracts to manage risk on transactions conducted in foreign currencies. At September 30, 2013, we had no outstanding forward currency exchange contracts. In addition, we have not entered into any other derivative financial instruments.

Interest Rates – As of September 30, 2013, we have no adjustable rate debt outstanding. We do not engage in transactions intended to hedge our exposure to changes in interest rates.

As of September 30, 2013, we maintained a portfolio of cash and securities consisting mainly of taxable, interest-bearing deposits with weighted average maturities of less than three months. If short-term interest rates were to increase or decrease by 10%, we estimate interest income would increase or decrease by less than $0.1.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act), as of September 30, 2013. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the third quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 6.  EXHIBITS

Exhibit 10(iii) - Management Contracts and Executive Compensation Plans, Contracts and Arrangements

10.1	Amendment One to the BE Aerospace, Inc. 2010 Deferred Compensation Plan (as amended effective September 11, 2013).

Exhibit 31 - Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

Exhibit 32 - Section 1350 Certifications

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

Exhibit 101 – Interactive Data Files

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

B/E AEROSPACE, INC.

Date: October 30, 2013	By:	/s/ Amin J. Khoury
Amin J. Khoury
Chairman and
Chief Executive Officer

Date: October 30, 2013	By:	/s/ Thomas P. McCaffrey
Thomas P. McCaffrey
Senior Vice President and
Chief Financial Officer