Form 10-K
period 2013-12-31
B/E AEROSPACE INC
filed 2014-02-24
CIK 861361

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ X ]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-18348

B/E AEROSPACE, INC.
 (Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	06-1209796 (I.R.S. Employer Identification No.)

1400 Corporate Center Way~~,~~
Wellington, Florida 33414
(Address of principal executive offices)
(561) 791-5000
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock, $.01 Par Value	Name of each exchange on which registered NASDAQ Stock Market LLC (NASDAQ Global Select Market)

Securities registered pursuant to Section 12(b) of the Act:

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
Yes [ ] No [X].

The aggregate market value of the registrant's voting stock held by non-affiliates was approximately $6,648 million on June 28, 2013 based on the closing sales price of the registrant's common stock as reported on the NASDAQ Global Select Market as of such date, which is the last business day of the registrant's most recently completed second fiscal quarter. Shares of common stock held by executive officers and directors have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not a determination for any other purpose. The number of shares of the registrant's common stock, $.01 par value, outstanding as of February 12, 2014 was 105,098,010 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the registrant's Proxy Statement to be filed with the Commission in connection with the 2014 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K. With the exception of those sections that are specifically incorporated by reference in this Annual Report on Form 10-K, such Proxy Statement shall not be deemed filed as part of this Report or incorporated by reference herein.

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

Unless otherwise indicated, the industry data contained in this Form 10-K is from the January/February 2014 issue of the Airline Monitor, December 2013 reports of the International Air Transport Association (“IATA”), the Boeing Current Market Outlook 2013, “The ACAS Database” or the Airbus and The Boeing Company (“Boeing”) corporate websites.

PART I

ITEM 1. BUSINESS

Our Company

General

Based on our experience in the industry, we believe we are the world’s largest manufacturer of cabin interior products for commercial aircraft and for business jets and the world’s leading distributor of aerospace fasteners and other consumables as well as a leading provider of logistic services, primarily to the aerospace industry. We sell our products and provide our services directly to virtually all of the world’s major airlines and aerospace manufacturers. Also, based on our experience, we believe that we have achieved leading global market positions in each of our major product categories, which include:

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

Since our organization as a corporation in Delaware in 1987, we have substantially expanded the size, scope and nature of our business as a result of a number of acquisitions. Between 1989 and 2011, we completed 35 acquisitions, for an aggregate purchase price of approximately $2.7 billion. We believe these acquisitions enabled us to position ourselves as a preferred global supplier to our customers. During this period we consolidated facilities and product lines, implemented lean manufacturing and continuous improvement programs and invested in our information technology. All of these efforts allowed us to continually improve our productivity and expand our operating margins. For example, during the three-year period ended December 31, 2013, we were able to expand our operating margins by 220 basis points.

In January 2012, we acquired UFC Aerospace Corp. (“UFC”), a leading provider of complex supply chain management and inventory logistics solutions, for a net purchase price of approximately $405 million. In July 2012, we acquired 100% of Interturbine Aviation Logistics GmbH, Interturbine Logistics Solutions GmbH and Interturbine Technologies GmbH (collectively “Interturbine”), a provider of material management logistical services to global airlines and maintenance, repair and overhaul providers (“MROs”), for a net purchase price of approximately $245 million. UFC and Interturbine are included as components of our consumables management segment. In August 2013, we acquired the assets of Blue Dot Energy Services, LLC (“Blue Dot”), a provider of parts distribution, rental equipment and on-site services to the oil and gas industry for a net purchase price of $72 million. In December 2013, we acquired Bulldog Frac Rentals, LLC, (“Bulldog”), an Eagle Ford basin based provider of rental equipment, operating primarily in the Eagle Ford and the Marcellus/Utica basins, for a net purchase price of approximately $40.5 million. In January 2014, we acquired LT Energy Services (“LT”), an Eagle Ford basin based provider of rental equipment, for a net purchase price of approximately $105 million. In February 2014, we acquired Wildcat Wireline (“Wildcat”), a provider of wireline services primarily in the Eagle Ford basin, and also in the Marcellus/Utica basin for a net purchase price of approximately $152 million. The acquisition of LT establishes a new geographical base of operations in the southwestern United States, very similar to that of the Company’s Blue Dot subsidiary in the Marcellus/Utica basin of the northeastern United States. The acquisitions of Wildcat and Bulldog expand the Company’s service offerings in both locations.

Our principal executive offices and corporate headquarters are located at 1400 Corporate Center Way, Wellington, Florida 33414-2105 and our telephone number is 561-791-5000.

Industry Overview

The commercial and business jet aircraft cabin interior products industries encompass a broad range of products and services, including aircraft seating, passenger entertainment and service systems, food and beverage preparation and storage systems, galley systems, passenger and crew oxygen storage, distribution and delivery systems, lavatory systems, wastewater management systems, lighting systems, evacuation equipment and overhead bins, as well as interior reconfigurations and a variety of other engineering, design, integration, installation, retrofit and certification services, such as passenger-to-freighter conversions.

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

In addition, increasingly, suppliers in the aerospace, defense and other industries are relying on companies such as our consumables management segment to provide a customized single point of contact for inventory management, customized invoicing, automated forecasting and usage monitoring, centralized communications and tracking across their supply base. As more fully described in “Growth Opportunities” in this Form 10-K, during 2013 we expanded our consumables management segment into the oilfield equipment rental, logistics and services sector to support North American land-based oil and gas drilling activities.

Based on industry sources and studies, we estimate that during 2013, the global commercial and business jet cabin interior products industry, for the principal products of the type which we manufacture, exclusive of service revenues, had annual sales of approximately $3.3 billion and the aerospace fastener and consumables industry had annual sales of approximately $4.7 billion. We estimate that the total worldwide installed base of commercial and general aviation aircraft cabin interior products for the principal products of the type which we manufacture, valued at replacement prices, was approximately $21.7 billion as of December 31, 2013.

During 2013, global air traffic increased by 5.2% as compared with global traffic increases of 5.1% in 2012 and 6.0% in 2011. The increases in global traffic demand from 2011 through 2013 reflect the global macroeconomic environment. The Airline Monitor 2014 forecast calls for a global passenger traffic increase of approximately 5.5% and capacity growth of approximately 5.4%.

IATA expects the global airline industry to generate a profit of approximately $12.9 billion in 2013, an increase of 74% compared to 2012. Overall performance in 2013 has been positively impacted by strong passenger traffic growth of approximately 5.2%, near record load factors of about 79.5% and a (0.2)% reduction in yields as compared with 2012. For 2014 IATA expects global profits to improve to $19.7 billion, or 53% higher than 2013.

The airlines have substantially strengthened their balance sheets over the past several years through operating profits and by accessing capital markets. As a result, we believe airline balance sheets are much stronger than in any time in the past ten years.

Approximately 678 business jets were delivered in 2013 versus 672 business jets in 2012 and 696 business jets in 2011.

Other factors expected to affect the industries we serve include the following:

Wide-Body Aircraft Deliveries. Deliveries of wide-body, long-haul aircraft constitute an increasing share of total new aircraft deliveries and are an increasing percentage of the worldwide fleet. Wide-body aircraft represented approximately 24% of all new commercial aircraft (excluding regional jets) delivered over the four-year period ended December 31, 2013. According to the Airline Monitor, 341 new wide-body aircraft were delivered in 2013 and approximately 420 are expected to be delivered in 2014. Over the 2014-2017 period, 1,930 wide-body aircraft deliveries are expected, averaging approximately 483 such aircraft per year, or a 41% higher delivery level as compared with 2013 and representing approximately 32% of total deliveries. The Airline Monitor also predicts that nearly 5,410 twin-aisle aircraft will be delivered over the 2014-2024 timeframe or approximately 492 wide-body and super wide-body aircraft per year, which is 44% higher, on average, as compared to 2013 deliveries. According to the Airline Monitor, wide-body aircraft deliveries are expected to grow at an 11.7% compounded annual growth rate (“CAGR”) over the four-year period ending 2017.

Long-Term Growth in Worldwide Fleet. According to the Airline Monitor, new deliveries of large commercial aircraft increased to 1,274 aircraft in 2013, as compared to 1,189 aircraft in 2012 and 1,011 in 2011. According to the Airline Monitor, new aircraft deliveries are expected to total 1,410 in 2014 and 1,490 in 2015. Worldwide air traffic is expected to grow by approximately 5.5% in 2014 and the Airline Monitor has forecasted revenue passenger miles to increase at a CAGR of approximately 5.1% during the 2013-2028 period, increasing from 3.6 trillion miles in 2013 to approximately 7.5 trillion miles by 2028. As a result, the Airline Monitor expects the worldwide fleet of passenger jet aircraft to increase by approximately 70% from approximately 23,000 regional, single-aisle and twin-aisle aircraft at December 31, 2013 to approximately 39,000 aircraft at December 31, 2028.

Existing Installed Base. According to industry sources, the world's active commercial passenger aircraft fleet consisted of approximately 23,000 aircraft as of December 31, 2013. Additionally, based on industry sources, there are approximately 18,400 business jets currently in service. Based on such fleet numbers, we estimate that the total worldwide installed base of commercial and general aviation aircraft cabin interior products for the principal products of the type which we manufacture, valued at replacement prices, was approximately $21.7 billion as of December 31, 2013. The size of the installed base is expected to increase as a result of the growth in the world-wide fleet and is expected to generate additional and continued demand for retrofit, refurbishment, consumables and spare parts.

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

Competitive Strengths

We believe that we have a strong competitive position attributable to a number of factors, including the following:

Large Installed Base. We have a large installed base of commercial and general aviation aircraft cabin interior products for the principal products of the type which we manufacture, valued at replacement prices, of approximately $10.3 billion as of December 31, 2013. Based on our experience in the industry, we believe our installed base is substantially larger than that of our competitors. We believe that our large installed base is a strategic advantage, as airlines tend to purchase aftermarket products and services, including spare parts, retrofit and refurbishment programs, from the original supplier. As a result, we expect our large installed base to generate continued aftermarket revenue as airlines continue to maintain, evolve and reconfigure their aircraft cabin interiors.

Operating Leverage. Our ability to leverage our manufacturing, engineering and distribution capabilities has allowed us to expand operating margins. As a result of our continuous improvement initiatives, global sourcing and lean manufacturing programs, our operating margins have increased substantially. For example, our 2013 operating margin of 18.1% expanded by 60 basis points over the operating margin we realized for the year ended 2012 and 220 basis points over the operating margin we realized for the year ended 2010, reflecting ongoing manufacturing efficiencies, a shift in product mix as a result of the rapid growth of our consumables management segment and operating leverage on the higher volume of sales.

Increasing Content of B/E Products in Individual Aircraft Platforms Through Development and Sales of Seller Furnished Equipment (“SFE”). Traditionally, we, and our competitors, have sold customized cabin interior products directly to the airlines. Approximately five years ago we began a campaign to develop a range of new aircraft interior products and to market certain interior systems directly to Boeing and Airbus. During 2011, we were awarded one of the most important new business programs in our history when Boeing selected us as the exclusive manufacturer of modular lavatory systems for Boeing’s 737 NG family of airplanes, as well as the Boeing 737 MAX. The award was initially valued in excess of $800 million, exclusive of retrofit orders. This innovative SFE system will become standard equipment on these aircraft. Our proprietary lavatory systems create the opportunity to add up to six incremental passenger seats on each new 737 NG airplane.

We have also been selected by Boeing to manufacture our light-emitting-diode (“LED”) cabin lighting systems for the Boeing 737 Sky Interior aircraft. This has facilitated our growth on lighting retrofits for both narrow-body and wide-body aircraft where we have won several awards as we continue to offer all-LED lighting throughout the cabin into the existing worldwide fleet of aircraft. To date, we have been selected by Boeing to manufacture our patented Pulse OxygenTM system and passenger service units for the B787 and B747-8, and we have been selected by Airbus to manufacture our next generation galley systems and our patented passenger oxygen delivery system for the A350 XWB. Additionally, we have been selected by major business jet manufacturers to provide vacuum wastewater systems. As of December 31, 2013, the SFE programs we have won are currently expected to generate approximately $5.0 billion in revenues over time, and are expected to significantly increase our content per aircraft type; however, only a small portion of these programs are included in our reported backlog at December 31, 2013. This effort to develop and market new interior systems directly to the OEMs is important to us as it represents a significant potential increase in the dollar value of our products on each such aircraft type.

Focus on Innovation and New Product Development. Our aircraft cabin interior products businesses are engaged in extensive product development and marketing efforts for both new features on existing products and new products. We believe, based on our experience in the industry, that we are a technological leader, with the largest research and development organization in the cabin interior products industry. The success of these and other new product development efforts are expected to increase demand for our products in both newly purchased aircraft and in aftermarket retrofits and it has allowed us to grow our backlog and improve the product mix of our current backlog. Newly introduced products include a broad range of amenities such as luxurious first class cabins (offering high privacy and high density seats) with appointments such as lie-flat seating, mini-bars, closets, flat screen TVs, digital LED mood lighting, electric lie-flat first and business class seats, Pulse Oxygen™ gaseous passenger oxygen systems for the Boeing 787 and Airbus A350 XWB, next-generation galley systems for the Airbus A350 XWB, electric fully berthing business jet seating, lightweight, lower maintenance wastewater systems for business and commercial jets and a full range of business and executive jet seating. We recently introduced our new patented Pinnacle® main cabin seating platform, which we believe is the industry’s lightest full-featured seat that significantly reduces cost of ownership, simplifies maintenance and increases overall passenger living space. We also introduced our digital LED lighting system for the new Boeing 737 Sky Interior aircraft. This innovative, lightweight LED system features adjustable lighting with full spectrum color capabilities, providing superior cabin ambiance and unprecedented lighting control. Market acceptance of our LED lighting systems has continued to gain strength, and during 2012 we began receiving orders from various airlines to retrofit their Boeing 737, 757, 767 and 777 aircraft with our LED lighting systems.

As of December 31, 2013, we had 1,979 employees in engineering, research and development and program management. We believe our engineering, research and development effort and our on-site technicians at both the airlines and airframe manufacturers enable us to play a leading role in developing and introducing innovative products to meet emerging industry trends, and thereby gain early entrant advantages.

Exposure to International Markets. Revenues and backlog by geographic region are set forth in the following charts:

We believe this geographic diversification makes us less susceptible to a downturn in a specific geographic region and allows us to take advantage of regional growth trends.

Diverse Product Offering and Broad Customer Base. We provide a comprehensive line of products and services to a broad customer base. During the year ended December 31, 2013, Boeing accounted for 12% of our consolidated revenues (no other customer represented more than 10% of consolidated revenues). Our commercial aircraft and business jet segments have a broad range of over 300 principal customers, including all of the world’s major airlines, commercial aircraft and business jet manufacturers and completion centers. Our consumables management segment sells consumables to over 4,700 customers throughout the world. During the year ended December 31, 2013, our sales to Boeing and Airbus together represented approximately 17% of our total sales. We believe that our broad product offering and large customer base make us less vulnerable to the loss of any one customer or program. We have continued to expand our available products and services based on our belief that the airline industry increasingly will seek an integrated approach to the design, development, integration, installation, testing and sourcing of aircraft cabin interior equipment.

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

Growth Opportunities

We believe that we will benefit from the following industry trends:

Growth of Wide-Body Aircraft Fleet. New aircraft deliveries of wide-body aircraft are expected to continue to grow over the long term, reflecting the expected growth in revenue passenger miles over the 2014-2028 period. The trend toward a global fleet with a higher percentage of wide-body aircraft is significant to us because wide-body aircraft require up to six-to-ten times the dollar value content of the principal products of the type which we manufacture as compared to narrow-body aircraft. For example, wide-body aircraft carry up to three or four times the number of seats as narrow-body aircraft and have multiple classes of service, including super first class compartments and first class and business class configurations. In addition, aircraft cabin crews on wide-body aircraft flights may make and serve between 300 and 900 meals and may brew and serve more than 2,000 cups of coffee and serve more than 200 glasses of wine on a single flight, thereby generating substantial demand for seating products and food and beverage preparation and storage equipment, as well as extensive oxygen storage, distribution and delivery systems and lighting systems.

Worldwide Fleet Creates Demand for Aftermarket and Consumables Products. The size of the worldwide fleet is important to us since the proper maintenance of the fleet generates ongoing demand for spare parts, refurbishment retrofits, fasteners and other consumables products. Our substantial existing installed base of products typically generates continued retrofit, replacement, upgrade, refurbishment, repair and spare parts revenue as airlines maintain their aircraft interiors, as well as demand for consumables to support the active fleets of commercial aircraft, business jets and military aircraft. For the years ended December 31, 2013 and 2012, approximately 40% and 39%, respectively, of our revenues were derived from the aftermarket. In addition, aftermarket revenues are generally driven by aircraft usage, and as such, have historically tended to recover more quickly than revenues from OEMs. As used in this Form 10-K, aftermarket sales include sales to support existing commercial and business jet fleets. We believe that there are substantial growth opportunities for retrofit programs for the wide-body aircraft that service international routes and that the major global airlines will need to invest in cabin interiors for their international fleets or face the prospect of losing market share on their international routes. Additionally, the expected growth in the worldwide fleet will serve to increase the size of our installed base.

Opportunity to Substantially Expand Our Addressable Markets Through Our Consumables Management Business. Our consumables management business leverages our key strengths, including marketing and service relationships with most of the world’s airlines, commercial aircraft OEMs and their suppliers, business jet OEMs and their suppliers, MROs and the military. As approximately 40% of consumables demand is generated by the aftermarket, demand for aerospace hardware, fasteners, bearings, seals, gaskets, lighting products, electrical components and other consumables is expected to increase over time as the fleet expands, similar to the market for cabin interior products. The aerospace and military OEMs are increasingly outsourcing to subcontract manufacturers, driving a channel shift, which is benefiting distributors, such as our consumables management segment, as many of these subcontractors tend to purchase through distributors. In addition, aerospace manufacturers, airlines, MROs and suppliers in other industries are increasingly seeking companies such as our consumables management segment to provide a customized single point of contact for inventory management, automated forecasting and usage monitoring, centralized communications and tracking across their supply base. During 2013, we initiated an expansion of our consumables management segment into the oil and gas services industry through several acquisitions. In doing so, we intend to provide high quality products and services (new and remanufactured after use, and American Petroleum Institute (“API”) certified) to remote drilling sites, using our manufacturing, certification, IT and logistics capabilities to properly prepare for deployment, store, locate and deliver, as-needed equipment and services. During 2013, we entered into agreements to acquire Blue Dot, a provider of parts distribution, rental equipment and on site services; LT, an Eagle Ford basin based provider of rental equipment; Wildcat, a provider of wireline services primarily in the Eagle Ford and Marcellus/Utica basins; and BullDog, an Eagle Ford basin based provider of rental equipment, operating primarily in the Eagle Ford and Marcellus/Utica basins. The acquisition of LT establishes a new geographical base of operations in the southwestern United States, very similar to that of our Blue Dot subsidiary in the Marcellus/Utica basin of the northeastern United States. The acquisitions of Wildcat and BullDog expand the Company’s service offerings in both locations. The Blue Dot and BullDog transactions closed in 2013 and Wildcat and LT closed during the first quarter of 2014.

Backlog Aided by Aftermarket Demand from International Airlines Retrofitting Existing Fleets. We believe that many major international airlines are in the process of reinitiating or planning to reinitiate previously deferred cabin interior upgrade programs. This activity is expected to continue to be driven by both the age of the existing cabin interiors as well as the desire by many of the leading international carriers to achieve a competitive advantage by investing in cabin interior products that incorporate leading comfort amenities, thereby improving passenger loads and yields, or that reduce airline operating costs by reducing maintenance costs and/or providing lower weight and fuel burn. We believe that as international traffic continues to grow, the life cycle of premium products, such as lie-flat international business class seats and the products comprising our super first class suites, will continue to compress as airlines seek greater competitive advantage through state-of-the-art cabin interior products.

Growth in New Aircraft Introductions Leads to New Cabin Interior Product Introductions and Major Retrofit Opportunities. According to Airbus, 19 customers have placed orders for 304 of the new Airbus A380 super wide-body aircraft and 39 customers have placed 812 orders for the new A350 XWB. According to Boeing, through December 31, 2013, 62 customers have placed orders for 1,030 of the new B787 wide-body aircraft. We believe the airlines often use the occasion of introduction into service of a new aircraft fleet type to introduce next generation cabin interior products. In such cases, we believe airlines will also invest in programs to retrofit their existing fleets to incorporate these new interior products and configurations in order to enhance their revenue and/or cost advantages realized on the new fleets and to maintain product and service commonality.

Long-Term Growth in Business Jet and VIP Aircraft Markets. Business jet deliveries were up 0.9% in 2013 at 678 aircraft as compared to 2012 after decreasing by 3.4% in 2012 as compared to 2011. According to industry sources, new business jet deliveries in 2014 are expected to begin to increase and average annual deliveries of new business jets are expected to continue to expand over the four-year period ending December 31, 2017.

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

Products and Services

We conduct our operations through strategic business units that have been aggregated under three reportable segments: commercial aircraft (“CAS”), consumables management (“CMS”) and business jet (“BJS”).

The following is a summary of revenues for each of our segments:

	Year Ended December 31,
	2013		2012		2011
		% of		% of		% of
	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues

Commercial aircraft	$1,784.7	51.2%	$1,551.2	50.3%	$1,302.0	52.1%
Consumables management	1,280.4	36.8%	1,171.0	37.9%	943.5	37.7%
Business jet	418.6	12.0%	363.1	11.8%	254.3	10.2%
Total revenues	$3,483.7	100.0%	$3,085.3	100.0%	$2,499.8	100.0%

Commercial Aircraft Segment

Seating Products. We believe, based on our experience in the industry, that we are the world's leading manufacturer of aircraft seats, offering a wide selection of first class, business class, tourist class and regional aircraft seats. A typical seat manufactured and sold by us includes the seat frame, cushions, armrests, tray table and a variety of optional features such as adjustable lumbar supports, electrical actuation systems, footrests, reading lights, head/neck supports, and other comfort amenities. We also integrate a wide variety of in-flight entertainment equipment into our seats, which is supplied to us by our customers or third-party suppliers. We estimate that, as of December 31, 2013, we had an aggregate installed base of products produced by our commercial aircraft segment, valued at replacement prices, of approximately $8.9 billion.

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

Tourist Class and Regional Jet Seats. We believe, based on our installed base, that we are a leading worldwide manufacturer of tourist class seats and regional aircraft seats. We believe our Spectrum® coach class seat has become the industry's most popular seat platform for single-aisle aircraft since its launch in late 2002. We believe the seat improves comfort and offers significantly improved passenger living space as well as benefiting the airlines with simplified maintenance and spare parts purchasing. Spectrum® was engineered for use across the entire single-aisle aircraft fleet, including regional jets. In 2010, we introduced our new patented Pinnacle® main cabin seating platform, which we believe is the industry’s lightest full-featured seat.The Pinnacle® seat platform utilizes advanced proprietary technologies that we believe significantly reduce cost of ownership, simplify maintenance and increase overall passenger living space and comfort. Since its launch, the Pinnacle® seating platform has received awards to equip more than 2,000 new or existing aircraft, surpassing the Spectrum® in popularity and making the Pinnacle® the most successful new product launch in our history and of the whole seating industry, as measured by the number of contract awards. These awards are valued at approximately $1.2 billion and are for both narrow-body and wide-body aircraft.

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

Modular Lavatory, Wastewater and Galley Systems. We recently entered the modular lavatory systems market. Our modular lavatory system utilizes our patented Spacewall® technology, which frees up floor space in the cabin, creating the opportunity to add up to six incremental passenger seats on each airplane. The modular lavatory systems integrates our technologically advanced Aircraft Ecosystems® vacuum toilet, long-life LED lighting and our tamper proof, state-of-the-art lavatory oxygen system. We believe our Aircraft Ecosystems® vacuum toilets have 25% greater reliability than existing systems and allow components to be replaced in a few minutes, as compared to up to an hour for existing systems. We have been selected by Boeing to become the exclusive manufacturer of the modular lavatory systems for Boeing’s Next-Generation 737 airplane. Our innovative SFE system will become standard equipment on all Boeing 737 NG’s, as well as the 737 MAX which enters service later this decade. We believe that retrofit demand for our lavatory systems could be substantial. We have also entered the vacuum wastewater system market. Our vacuum wastewater system incorporates a proprietary design which we believe eliminates the primary cause of failure which plagues other vacuum systems. In addition, we believe our systems include advanced proprietary components and systems that will significantly lower the overall cost of ownership, simplify maintenance and improve lavatory hygiene as our system is rolled out to additional commercial and business jet platforms. We believe the cost of ownership savings will be achieved through weight savings and reliability improvements as a result of combining our proprietary composite components with optimized integrated systems. Our wastewater systems are configurable so savings can be realized on both new aircraft and existing in-service aircraft. We believe the design modularity will reduce airframe corrosion issues and provide for simplified, faster maintenance and ease of removal, resulting in up to a 60% reduction in service time. Our innovative, modular approach to the design of galley systems allows the airlines to select galley positions and configurations for their specific operational needs, while minimizing total aircraft system weight. We have been selected by Airbus to provide next generation galley systems for the Airbus A350 aircraft, which is designed to accommodate the aircraft’s “flex zones” allowing airlines to select from a wide range of galley configurations.

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

Consumables Management Segment

We believe, based on our experience in the industry, that we are the world’s leading distributor and value-added service provider of aerospace fasteners and other consumables, and that we offer one of the broadest ranges of aerospace hardware and consumables and inventory management services worldwide. Through organic growth and the strategic acquisitions of Honeywell’s HCS business in 2008, Satair in 2010, as well as UFC and Interturbine in 2012, we believe we have become our industry’s leading provider of aerospace consumable products and supply chain management services. We have historically shipped approximately 60% of our orders within 24 hours of receipt of the order. With a diverse and large customer base seeking access to over one million SKUs, we serve as a distributor for every major aerospace fastener manufacturer. Our service offerings include inventory management and replenishment, creative and differential supply chain solutions such as 3PL and 4PL programs, special packaging and bar-coding, sophisticated parts kitting, quality assurance testing and a wide variety of purchasing assistance programs, plus the latest in electronic data interchange capability. Our seasoned purchasing and sales teams, coupled with state-of-the-art information technology and automated parts retrieval systems, sustain our reputation for high quality and rapid, on time delivery. During 2013, we initiated an expansion of CMS into the oil and gas services industry through acquisitions of Blue Dot and Bulldog. In doing so, we intend to provide high quality products and services (new and remanufactured after use, and API certified) to remote drilling sites, using our manufacturing, certification, IT, and logistics capabilities to properly prepare for deployment, store, locate, and deliver, as-needed equipment and services.

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

We estimate that, as of December 31, 2013, we had an aggregate installed base of business jet and super first class equipment, valued at replacement prices, of approximately $1.4 billion.

Research, Development and Engineering

We work closely with commercial airlines, business jet and aerospace manufacturers and global leasing companies to improve existing products and identify customers' emerging needs. Our expenditures in research, development and engineering totaled $220.9 million, $191.7 million and $158.6 million for the years ended December 31, 2013, 2012 and 2011, respectively, representing 6.3%, 6.2% and 6.3% of revenues, respectively, for each of those years. We employed 1,979 professionals in engineering, research and development and program management as of December 31, 2013. We believe, based on our experience in the industry, that we have the largest engineering organization in the cabin interior products industry, with mechanical, electrical, electronic and software design skills, as well as substantial expertise in program management, materials composition and custom cabin interior layout design and certification.

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

Traditionally, we, and our competitors, have sold customized cabin interior products directly to the airlines. Approximately five years ago we began a campaign to develop a range of new aircraft interior products and to market certain interior systems directly to Boeing and Airbus, thereby potentially increasing our content per aircraft. During 2011, Boeing selected us as the exclusive manufacturer of modular lavatory systems for Boeing’s 737 airplane, in a program initially valued in excess of $800 million, exclusive of retrofit orders, which we believe could be substantial. This innovative SFE system will become standard equipment on all Boeing 737 NG’s and the Boeing 737 MAX. We have also been selected by Boeing to manufacture our LED cabin lighting for the next generation Boeing 737 Sky Interior aircraft. To date, we have also been selected by Boeing to manufacture our patented Pulse OxygenTM system and passenger service units for the B787 and B747-8, by Airbus to manufacture our next generation galley systems and our patented passenger oxygen delivery system for the A350 XWB and by several major business jet manufacturers to provide vacuum wastewater systems. As of December 31, 2013, the SFE programs we have won are currently expected to generate approximately $5.0 billion in revenues over time, and are expected to significantly increase our content per aircraft type. We believe we were successful in our initiative as a result of our extensive experience with other cabin interior products, and our continuous focus on new product development.

Our program management approach assigns a program management team to each significant contract. The program management team leader is responsible for all aspects of the specific contract and profitability, including managing change orders, negotiating related upfront engineering charges and monitoring the progress of the contract through its delivery dates. We believe that our customers benefit substantially from our program management approach, including better on-time delivery and higher service levels. We also believe our program management approach results in higher customer satisfaction.

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

As of December 31, 2013, our direct sales, marketing and product support organizations consisted of 901 employees. In addition, we currently retain 82 independent sales representatives. Our sales to non-U.S. customers were approximately $2.0 billion and $1.6 billion during the years ended December 31, 2013 and 2012, respectively, which represents approximately 56% and 52% of revenues, respectively. Approximately 65% of our total revenues were derived from airlines, aircraft leasing companies, MROs, and other commercial aircraft operators during each of the two years ended December 31, 2013. Approximately 40% and 39% of our revenues during the years ended December 31, 2013 and 2012, respectively, were from the aftermarket.

Backlog

Our backlog at December 31, 2013 was $3.8 billion, as compared with backlog of $3.75 billion at December 31, 2012 and $3.5 billion at December 31, 2011. The charts below reflect information related to the backlog by geographic region and the expected roll-out of backlog.

We record backlog when we enter into a definitive order for the delivery of products to our customers in the future. Within backlog, we differentiate between booked backlog and awarded but unbooked backlog. For manufacturing programs, generally if there are definitive delivery dates then the backlog is considered booked. When we receive the delivery date specificity in writing from our customers on these long-term contracts, we include such amount in booked backlog. If a contract does not provide that level of specificity, the production requirements are generally provided to us through purchase orders issued against the underlying contracts at which point the amount of the purchase orders is classified as booked. The remaining portion of the underlying contract is considered awarded but unbooked. For consumables contracts, we include in booked backlog, open but unfulfilled purchase orders plus an amount that we believe necessary to support our customers’ production activities under long-term contracts. In addition, purchase orders for end items and spares are generally received and recorded as backlog when we accept their terms.

At December 31, 2013, we had a record booked backlog of $3.8 billion. While the expected delivery dates of our backlog varies from year to year, generally about 50% of the backlog is deliverable in the following 12 months, with the balance generally deliverable over approximately the next two years. As an example, we believe approximately 58% of our December 31, 2013 booked backlog will be delivered during 2014. At December 31, 2013, approximately 58% of booked backlog related to CAS, 26% related to CMS and 16% related to BJS. The quality of our backlog has continued to improve as a result of partnering with key long-term customers, outstanding engineering, global sourcing and program management capabilities resulting in superior products which we believe are the most innovative cabin interior products solutions for our customers. During the three-year period ended December 31, 2013, the combined operating margins of our two manufacturing segments (CAS and BJS) expanded by 430 basis points. We believe the quality of our backlog has continued to improve and we expect to continue to improve our margins as a result of our current backlog, scheduled deliveries of new aircraft, our ongoing operational excellence initiatives, including lean activities, global sourcing, program management, quality, and engineering excellence initiatives. While we do operate in a cyclical industry, program cancellations are the exception, not the norm; historically, backlog cancellations have not been significant. This is due to the fact that airlines seek fleet commonality once they begin to outfit their fleets with a particular cabin interior product or configuration. This is important to an airline due to customer expectations for a certain level of service, particularly on international routes as well as complexities that arise from maintaining multiple layouts and products with spare parts on a global basis, and other similar considerations. As a result, these programs tend to be deferred to later periods, rather than being cancelled. As an example in 2008 following the global credit crisis, our airline customers experienced a significant contraction in demand, which resulted in the deferral of a number of programs from delivery in the 2008-2009 period to 2009-2011. Despite the negative impacts on our customers from this severe global recession, no significant retrofit programs were cancelled. For a more detailed discussion on risks associated with our backlog, see Item 1A. Risk Factors – We have a significant backlog that may be deferred or may not be entirely realized.

SFE program awards will be added to booked backlog when we receive purchase orders or otherwise are provided with specificity regarding delivery dates. At December 31, 2013, we estimate the value of these awards at $5.0 billion, substantially all of which relates to CAS programs.

Total backlog, both booked and awarded but unbooked, expanded to a record $8.8 billion, an increase of 6.7% from December 31, 2012.

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

We also carry product liability insurance. We believe that our insurance is sufficient to cover product liability claims.

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

Patents

We currently hold 353 U.S. patents and 455 foreign patents, as well as 229 U.S. patent applications and 408 foreign patent applications covering a variety of products. We believe that the termination, expiration or infringement of one or more of such patents would not have a material adverse effect on us.

Employees

As of December 31, 2013, we had approximately 10,285 employees. Approximately 62% of our employees are engaged in manufacturing/distribution operations, quality and purchasing, 19% in engineering, research and development and program management, 9% in sales, marketing and product support and 10% in finance, human resources, information technology, legal and general administration. Unions represent approximately 5% of our worldwide employees. One domestic labor contract, representing approximately 1% of our employees, expires in October 2014. The labor contract with the only other domestic union, which represents 4% of our employees, expires in May 2015. The remaining portion of our unionized employees are located in the United Kingdom, the Netherlands and Germany, which tend to have government mandated union organizations. We consider our employee relations to be good.

Financial Information About Segments and Foreign and Domestic Operations

Financial and other information by segment and relating to foreign and domestic operations for the years ended December 31, 2013, 2012 and 2011, is set forth in note 13 to our consolidated financial statements.

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

Although the economy has exhibited signs of recovery, global financial markets have experienced extreme volatility and disruption, which, at times, reached unprecedented levels as a result of the financial crisis affecting the banking system and participants in the global financial markets. Concerns over the tightening of the corporate credit markets, inflation, energy costs and the dislocation of the residential real estate and mortgage markets have contributed to the volatility in the global financial markets and, together with the global financial crisis, have created uncertainties for global economic conditions in the future. The airline and business jet industries are sensitive to changes in economic conditions. In 2008 and 2009, the airline industry parked aircraft, delayed new aircraft purchases and deliveries of new aircraft, deferred retrofit programs and depleted existing inventories. The business jet industry was also severely impacted by both the recession and by declining corporate profits.

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

While the global airline industry has experienced a significant rebound, generating profits of approximately $7.4 billion in 2012 and an estimated $12.9 billion in 2013, due to a number of factors beyond our control, the commercial and business jet industries could experience a difficult operating environment. As an example, the operating environment would be negatively impacted by increasing fuel prices, consolidation in the industry, changes in regulation, terrorism, safety, environmental and health concerns and labor issues. Many of these factors could have a negative impact on air travel, which could materially adversely affect our operating results.

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

The Company operates in cyclical industries and a continued economic downturn could negatively impact our results of operations and financial condition.

We operate in cyclical industries. During periods of economic expansion, when capital spending normally increases, the Company generally benefits from greater demand for its products. During periods of economic contraction, when capital spending normally decreases, the Company generally is adversely affected by declining demand for its products and services. The impact of declining demand can be exacerbated by oversupply built during periods of expansion as there is a lag in suppliers’ reactions to contraction. Industry conditions are impacted by numerous factors over which the Company has no control, including political, regulatory, economic and military conditions, environmental concerns, weather conditions and fuel pricing. Any prolonged cyclical downturn could have an adverse impact our operating results.

There are risks inherent in international operations that could have a material adverse effect on our business operations.

While the majority of our operations are based domestically, we have significant manufacturing operations based internationally with facilities in the United Kingdom, the Netherlands, Germany and the Philippines. In addition, we sell our products to airlines all over the world. Our customers are located primarily in North America, Europe, Asia, the Pacific Rim, South America and the Middle East. As a result, 56% and 52% of our revenues for the years ended December 31, 2013 and 2012, respectively, were to customers located outside the United States. Volatile international economic, political and market conditions may have a negative impact on our operating results and our ability to achieve our goals.

In addition, we have a number of subsidiaries in foreign countries (primarily in Europe), which have sales outside the United States. As a result, we are exposed to currency exchange rate fluctuations as a portion of our net sales and expenses are denominated in currencies other than the U.S. dollar. Approximately 31% and 28% of our sales during the years ended December 31, 2013 and 2012, respectively, came from our foreign operations. Fluctuations in the value of foreign currencies affect the dollar value of our net investment in foreign subsidiaries, with these fluctuations being included in a separate component of stockholders’ equity. At December 31, 2013, we reported a cumulative foreign currency translation adjustment of approximately $4.0 million in stockholders’ equity as a result of foreign currency adjustments, and we may incur additional adjustments in future periods. In addition, operating results of foreign subsidiaries are translated into U.S. dollars for purposes of our statement of operations at average monthly exchange rates. Moreover, to the extent that our revenues are not denominated in the same currency as our expenses, our net earnings could be materially adversely affected. For example, a portion of labor, material and overhead costs for goods produced in our production facilities in the United Kingdom, Germany, the Netherlands and the Philippines are incurred in British pounds, Euros or Philippine pesos, but the related sales revenues are generally denominated in U.S. dollars. Changes in the value of the U.S. dollar or other currencies could result in material fluctuations in foreign currency translation amounts or the U.S. dollar value of transactions and, as a result, our net earnings could be materially adversely affected.

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

Our total assets reflect substantial intangible assets. At December 31, 2013, goodwill and identified intangibles, net, represented approximately 36% of our total assets. Intangible assets consist principally of goodwill and other identified intangible assets associated with our acquisitions. On at least an annual basis, we assess whether there has been an impairment in the value of goodwill and other intangible assets with indefinite lives. If the carrying value of the tested asset exceeds its estimated fair value, impairment is deemed to have occurred. In this event, the amount is written down to fair value. Under generally accepted accounting principles in the United States, this would result in a charge to operating earnings. Any determination requiring the write-off of a significant portion of goodwill or unamortized identified intangible assets would negatively affect our results of operations and total capitalization, which could be material. We also performed our annual testing of impairment of goodwill for the years ended December 31, 2011, 2012 and 2013. There was no impairment recorded in 2011, 2012 or 2013. As of December 31, 2013, the remaining balances of goodwill and intangible assets were $1,571.0 million and $472.2 million, respectively.

We have a significant backlog that may be deferred or may not be entirely realized.

As of December 31, 2013, we had approximately $3.8 billion of booked backlog. Given the nature of our industry and customers, there is a risk that orders forming part of our backlog may be cancelled or deferred due to economic conditions or fluctuations in our customers’ business needs, purchasing budgets or inventory management practices. A significant portion of our backlog includes SFE programs with Boeing and Airbus, which makes us particularly vulnerable to their businesses and continued production of various airplane models. For example, at December 31, 2008, while no major retrofit programs were cancelled, several large retrofit programs that were scheduled for delivery in 2009 were deferred until 2010 and 2011, which negatively impacted our revenues and profits for 2009. Failure to realize sales from our existing or future backlog would negatively impact our financial results.

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

The price of our common stock is subject to sudden and material increases and decreases, and decreases could adversely affect investments in our common stock. For example from January 1, 2013 through December 31, 2013, the sale price of our common stock fluctuated between $48.52 and $88.43. The price of our common stock could fluctuate widely in response to:

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of December 31, 2013, we had 37 principal operating facilities, one administrative facility, and one research and development facility, which comprised an aggregate of approximately 4.4 million square feet of space. The following table describes the principal facilities and indicates the location, function, approximate size, and ownership status of each location.

Segment	Location	Purpose	Facility Size (Sq. Feet)	Ownership

Commercial Aircraft	Winston-Salem, North Carolina	Manufacturing	558,000	Leased
	Batangas, Philippines	Manufacturing	290,500	Leased
	Everett, Washington	Manufacturing	240,500	Leased
	Kilkeel, Ireland	Manufacturing	176,000	Leased/Owned
	Marysville, Washington	Manufacturing	142,500	Leased
	Lenexa, Kansas	Manufacturing	130,000	Leased
	Leighton Buzzard, United Kingdom	Manufacturing	129,000	Owned
	Anaheim, California	Manufacturing	108,900	Leased
	Fullerton, California	Manufacturing	103,000	Leased
	Simpsonville, South Carolina	Manufacturing	95,000	Owned
	Corona, California	Manufacturing	93,300	Leased
	Lübeck, Germany	Manufacturing	91,200	Leased
	Westminster, California	Manufacturing	85,000	Leased
	Mountainhome, Pennsylvania	Manufacturing	75,000	Owned
	Nieuwegein, the Netherlands	Manufacturing	60,000	Leased
	Savannah, Georgia	Manufacturing	50,500	Leased
	Hampton, New Hampshire	Manufacturing	44,000	Leased
	Rockford, Illinois	Manufacturing	38,000	Leased
Consumables Management	Miami, Florida	Distribution	504,200	Leased
	Kaltenkirchen, Germany	Distribution	90,500	Leased
	Hamburg, Germany	Distribution	80,000	Leased
	Wichita, Kansas	Distribution	80,000	Leased
	Stratford, Connecticut	Distribution	67,000	Leased
	Bridgeport, West Virginia	Manufacturing	62,000	Leased
	Burgess Hill, United Kingdom	Distribution	60,000	Leased
	Carson, California	Distribution	56,500	Leased
	Rochford, United Kingdom	Distribution	48,000	Leased
	Chandler, Arizona	Distribution	47,400	Leased
	Earth City, Missouri	Distribution	47,000	Leased
	Tucson, Arizona	Distribution	40,500	Leased
	Senlis, France	Distribution	32,900	Leased
	Boothwyn, Pennsylvania	Distribution	25,000	Leased
Business Jet	Miami, Florida	Manufacturing	151,500	Leased
	Fenwick, West Virginia	Manufacturing	148,800	Owned
	Tucson, Arizona	Manufacturing	140,000	Leased
	Nogales, Mexico	Manufacturing	97,400	Leased
	Bohemia, New York	Manufacturing	60,000	Leased
	Hyderabad, India	R&D	24,800	Leased
Corporate	Wellington, Florida	Administrative	31,300	Leased/Owned

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

	Year Ended December 31,
	(Amounts in Dollars)
	2013		2012
	High	Low	High	Low
First Quarter	$60.36	$48.52	$48.48	$38.36
Second Quarter	66.49	56.08	48.24	39.68
Third Quarter	75.86	62.30	44.76	36.51
Fourth Quarter	88.43	72.29	49.50	41.41

On February 12, 2014, the last reported sale price of our common stock as reported by NASDAQ was $80.41 per share. As of such date, based on information provided to us by Computershare, our transfer agent, we had approximately 1,869 registered holders, and because many of these shares are held by brokers and other institutions on behalf of the beneficial holders, we are unable to estimate the number of beneficial shareholders represented by these holders of record.

We have not paid any cash dividends in the past, and we have no present intention of doing so in the immediate future. Our board of directors intends, for the foreseeable future, to retain any earnings to reduce indebtedness and finance our future growth, but expects to review our dividend policy regularly. The credit agreement governing our bank credit facilities permits the declaration of cash dividends only in certain circumstances described therein.

 The following line graph compares the annual percentage change in our cumulative total shareholder return on our common stock relative to the cumulative total returns of the S&P 500, the NASDAQ Composite Index and the Dow Jones US Aerospace & Defense Index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each of the indexes on 12/31/2008 and its relative performance is tracked through 12/31/2013.

During the twelve-month period ended December 31, 2013, we repurchased 41,376 shares of our common stock from employees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting of restricted stock grants. In the first, second, third and fourth quarters of 2013, 1,840, 5,151, 0 and 34,385 of these shares, respectively, were repurchased and deemed cancelled. These shares were not part of a publicly announced program to purchase common shares.

ITEM 6.   SELECTED FINANCIAL DATA
                 (In millions, except per share data)

The financial data for each of the years in the five-year period ended December 31, 2013 have been derived from audited financial statements. The following financial information is qualified by reference to, and should be read in conjunction with, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our historical financial statements, including notes thereto, which are included in Item 15 of this Form 10-K. Our historical results are not necessarily indicative of our future results.

	Year Ended December 31,
	2013	2012	2011	2010	2009
Statements of Earnings Data:
Revenues	$3,483.7	$3,085.3	$2,499.8	$1,984.2	$1,937.7
Cost of sales	2,154.8	1,921.2	1,563.5	1,263.7	1,268.5
Selling, general and administrative	478.7	432.4	349.7	291.7	270.5
Research, development and engineering	220.9	191.7	158.6	112.8	102.6
Operating earnings	629.3	540.0	428.0	316.0	296.1
Operating margin	18.1%	17.5%	17.1%	15.9%	15.3%
Interest expense, net	122.5	124.4	105.0	92.2	88.4
Debt prepayment costs (1)	--	82.1	--	12.4	3.1
Earnings before income taxes	506.8	333.5	323.0	211.4	204.6
Income taxes	141.2	99.8	95.2	68.1	62.6
Net earnings	$365.6	$233.7	$227.8	$143.3	$142.0

Basic net earnings per share:
Net earnings	$3.54	$2.29	$2.25	$1.44	$1.44
Weighted average common shares	103.2	102.2	101.1	99.7	98.5

Diluted net earnings per share:
Net earnings	$3.52	$2.27	$2.24	$1.42	$1.43
Weighted average common shares	103.9	102.9	101.9	100.9	99.3

Balance Sheet Data (end of period):
Working capital	$2,280.6	$2,005.9	$1,604.9	$1,355.6	$1,286.9
Goodwill, intangible and other assets, net	2,110.8	2,036.9	1,444.1	1,436.3	1,087.9
Total assets	5,696.2	5,106.4	3,837.3	3,418.0	2,840.1
Long-term debt, net of current maturities	1,959.4	1,960.2	1,245.0	1,245.1	1,018.5
Stockholders' equity	2,609.2	2,178.9	1,872.6	1,604.0	1,447.5
Other Data:
Depreciation and amortization	$89.6	$75.0	$62.1	$52.4	$49.5

(1) During the year ended December 31, 2012, we incurred a loss on debt extinguishment of $82.1 related to unamortized debt issue costs and fees and expenses related to the repurchase of our 8.5% Notes. During the year ended December 31, 2010, we also prepaid our bank credit facility, replacing it with a $750.0 revolving line of credit which resulted in $12.4 of debt prepayment costs.

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

We generally derive our revenues from refurbishment or upgrade programs for the existing worldwide fleets of commercial and general aviation aircraft and from the sale of our cabin interior equipment for new aircraft deliveries as well as consumable products for both the new build market and the aftermarket. For the 2013, 2012 and 2011 years, approximately 40%, 39% and 40% of our revenues, respectively, were derived from the aftermarket, with the remaining portions attributable to the sale of cabin interior equipment associated with new aircraft deliveries. We believe our large installed base of commercial and general aviation aircraft cabin interior products for the principal products of the type which we manufacture, valued at replacement prices, of approximately $10.3 billion as of December 31, 2013, gives us a significant advantage over our competitors in obtaining orders both for spare parts and for refurbishment programs, principally due to the tendency of the airlines to purchase equipment for such programs from the incumbent supplier. Approximately 58% of our backlog is expected to be delivered over the next twelve months, and approximately 27% is expected to be delivered over the following twelve month period.

We conduct our operations through strategic business units that have been aggregated under three reportable segments: commercial aircraft, consumables management and business jet.

Revenues by reportable segment for the years ended December 31, 2013, 2012 and 2011 were as follows:

	Year Ended December 31,
	2013		2012		2011
		% of		% of		% of
	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues

Commercial aircraft	$1,784.7	51.2%	$1,551.2	50.3%	$1,302.0	52.1%
Consumables management	1,280.4	36.8%	1,171.0	37.9%	943.5	37.7%
Business jet	418.6	12.0%	363.1	11.8%	254.3	10.2%
Total revenues	$3,483.7	100.0%	$3,085.3	100.0%	$2,499.8	100.0%

Substantially all of our sales and purchases are denominated in U.S. dollars, which is consistent with the industry. Revenues by domestic and foreign operations for the years ended December 31, 2013, 2012 and 2011 were as follows:

	Year Ended December 31,
	2013	2012	2011
Domestic	$2,420.9	$2,230.1	$1,750.2
Foreign	1,062.8	855.2	749.6
Total revenues	$3,483.7	$3,085.3	$2,499.8

Revenues by geographic segment (based on destination) for the years ended December 31, 2013, 2012 and 2011 were as follows:

	Year Ended December 31,
	2013		2012		2011
		% of		% of		% of
	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues

U.S.	$1,533.3	44.0%	$1,499.5	48.6%	$1,296.4	51.9%
Europe	894.0	25.7%	755.9	24.5%	606.0	24.2%
Asia, Pacific Rim,
Middle East and other	1,056.4	30.3%	829.9	26.9%	597.4	23.9%
Total revenues	$3,483.7	100.0%	$3,085.3	100.0%	$2,499.8	100.0%

Between 1989 and 2011, we substantially expanded the size, scope and nature of our business through 35 acquisitions for an aggregate purchase price of approximately $2.7 billion. In January 2012, we acquired UFC, a leading provider of complex supply chain management and inventory logistics solutions, for a net purchase price of approximately $405. In July 2012, we acquired Interturbine for a net purchase price of approximately $245. Interturbine’s product range includes chemicals, lubricants, hydraulic fluids, adhesives, coatings and composites. Interturbine also supplies fasteners, cables and wires, electronic components, electrical and electromechanical materials, tools, hot bonding equipment and ground equipment to its primary customer base of airlines and MROs globally. UFC and Interturbine are included as components of our consumables management segment.

Our consumables management segment completed two acquisitions, one in the third quarter, the acquisition of Blue Dot, one in the fourth quarter, the acquisition of Bulldog, and reached agreements to acquire two additional companies, LT and Wildcat, all in the oilfield rental equipment and services business. Revenues from Bulldog, LT and Wildcat were approximately $145 for all of 2013, none of which is included in our 2013 results. We expect to pay approximately $310, including acquisition costs, for Bulldog, LT and Wildcat. As a result of these transactions, we will have established rental equipment and services businesses in both the northeast and southwest regions of the United States. Assuming the acquisitions were completed on January 1, 2013, 2013 pro forma aggregate revenues from all of these transactions would have comprised about 5% of our pro forma 2013 revenues.

New product development is a strategic initiative for us. Our customers regularly request that we engage in new product development and enhancement activities. We believe that these activities protect and enhance our leadership position. We believe our investments in research and development over the past several years have been the driving force behind our ongoing market share gains. At December 31, 2013 we employed approximately 1,979 engineers and program managers. Research, development and engineering spending was approximately 6.3% of sales during 2013. We expect research and development expenditures to remain at a similar percentage of sales for the next several years.

We also believe in providing our businesses with the tools required to remain competitive. In that regard, we have invested, and will continue to invest, in property and equipment that enhance our productivity. Taking into consideration recent program awards to deliver multi-year programs for various Airbus and Boeing aircraft, our targeted capacity utilization levels, recent acquisitions and current industry conditions, we expect that capital expenditures will be approximately $170 during 2014.

RESULTS OF OPERATIONS

Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012

Revenues for the year ended December 31, 2013 were $3,483.7, an increase of 12.9% as compared to 2012.

Revenues for each of our segments are set forth in the following table:

	Year Ended December 31,
				Percent
	2013	2012	Change	Change
Commercial aircraft	$1,784.7	$1,551.2	$233.5	15.1%
Consumables management	1,280.4	1,171.0	109.4	9.3%
Business jet	418.6	363.1	55.5	15.3%
Total revenues	$3,483.7	$3,085.3	$398.4	12.9%

For the year ended December 31, 2013, consolidated revenues of $3,483.7 increased $398.4, or 12.9%, as a result of a higher level of new aircraft deliveries, a higher level of aftermarket activity associated with the retrofit of existing aircraft, and an increase in activity in the second half of 2013 to support the maintenance of the global fleet of aircraft. CAS 2013 revenues of $1,784.7 increased by $233.5, or 15.1%, as compared with 2012. CMS 2013 revenues of $1,280.4 increased by $109.4, or 9.3%, as compared with 2012. BJS 2013 revenues of $418.6 increased by $55.5, or 15.3%.

Cost of sales for 2013 of $2,154.8 increased by $233.6, as compared with the prior year, primarily due to the higher level of revenues. Cost of sales as a percentage of revenues was 61.9% in 2013 and decreased by 40 basis points as compared with 2012, primarily due to an improved mix of products sold, ongoing manufacturing efficiencies and global supply chain and program management initiatives.

Selling, general and administrative (“SG&A”) expenses for 2013 were $478.7, or 13.7% of revenues, as compared with $432.4, or 14.0% of revenues in 2012. The higher level of SG&A expense in the current year is primarily due to costs and expenses associated with the 12.9% increase in revenues and $24.2 of acquisition, integration and transition (“AIT”) costs in 2013 ($17.2 in 2012). Exclusive of such costs in both periods, SG&A as a percentage of revenues were 13.0% in 2013 and 13.5% in 2012 reflecting the operating leverage in our business.

Research, development and engineering expense for 2013 was $220.9, or $6.3% of sales as compared with $191.7 or 6.2% of sales in 2012. The $29.2 increase in spending is primarily due to new product development activities in our commercial aircraft segment associated with our $8.8 billion total backlog ($3.8 billion booked and $5.0 billion awarded but unbooked) and activities directed toward further growing our SFE backlog. During 2013, we applied for 225 U.S. and foreign patents as compared with 184 during 2012.

For the year ended December 31, 2013, operating earnings of $629.3 increased $89.3, or 16.5% as compared with the prior year. Operating margin in 2013 of 18.1% expanded 60 basis points as compared with 2012 as a result of operating leverage at the higher level of sales volume and ongoing operational efficiency initiatives.

The following is a summary of operating earnings performance by segment:

	Year Ended December 31,
				Percent
	2013	2012	Change	Change
Commercial aircraft	$320.3	$271.3	$49.0	18.1%
Consumables management	240.0	216.7	23.3	10.8%
Business jet	69.0	52.0	17.0	32.7%
Total operating earnings	$629.3	$540.0	$89.3	16.5%

For the year ended December 31, 2013, CAS operating earnings of $320.3 increased 18.1% as compared with the prior year and operating margin of 17.9% expanded by 40 basis points due to operating leverage at the higher revenue level and ongoing operational efficiency initiatives.

For the year ended December 31, 2013, CMS operating earnings of $240.0 increased 10.8% and operating margin of 18.7% expanded by 20 basis points as compared with the prior year. Operating earnings, adjusted to exclude AIT costs of $24.2, were $264.2, an increase of 13.0% and adjusted operating margin was 20.6%, an increase of 60 basis points, as compared with the prior year similarly adjusted to exclude AIT costs.

For the year ended December 31, 2013, BJS operating earnings of $69.0 increased 32.7% as compared with the prior year period.  Operating margin of 16.5% expanded 220 basis points, reflecting the increase in revenues, an improved mix of revenues and ongoing operational efficiency initiatives.

Interest expense for the year ended December 31, 2013 of $122.5 decreased by $1.9 as a result of the opportunistic financing we completed in 2012, which resulted in debt prepayment costs of $82.1 in 2012.

2013 income tax expense of $141.2 (27.9% effective tax rate) increased by $41.4 as compared with 2012 income tax expense of $99.8 (29.9% effective tax rate) due to the higher level of earnings before income taxes and the lower effective tax rate in 2013 as compared with 2012. Our effective tax rate in 2013 was lower than 2012 primarily due to the timing of tax legislation which required companies to defer recognition of their 2012 R&D tax credits until enacted by law in January 2013.

2013 net earnings and earnings per diluted share were $365.6 and $3.52 per share, increases of 56.4% and 55.1%, respectively, as compared with the prior year for the reasons set forth above.

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

For the year ended December 31, 2012, consolidated revenues of $3,085.3 increased $585.5, or 23.4%, as a result of a higher level of new aircraft deliveries, a higher level of aftermarket activity associated with the retrofit of existing aircraft, and ongoing maintenance of the global fleet of aircraft. CAS 2012 revenues of $1,551.2 increased by $249.2, or 19.1%, as compared with 2011. CMS 2012 revenues of $1,171.0 increased by $227.5, or 24.1%, as compared with 2011. BJS 2012 revenues of $363.1 increased by $108.8, or 42.8%. Organic revenue growth, excluding the UFC and Interturbine acquisitions completed in 2012, was approximately 14.9%.

Cost of sales for 2012 of $1,921.2 increased by $357.7, as compared with the prior year, primarily due to the higher level of revenues. Cost of sales as a percentage of revenues was 62.3% in 2012 and decreased by 20 basis points as compared with 2011, primarily due to an improved mix of products sold, ongoing manufacturing efficiencies and global supply chain and program management initiatives.

SG&A expenses for 2012 were $432.4, or 14.0% of revenues, as compared with $349.7, or 14.0% of revenues in 2011. The higher level of SG&A expense in 2012 was primarily due to costs and expenses associated with a $585.5, or 23.4%, increase in revenues, recent acquisitions ($30.1) and AIT costs ($17.2).

Research, development and engineering expenses for 2012 were $191.7, or 6.2% of sales, as compared to $158.6, or 6.3%, of sales in 2011 and reflected the higher level of spending associated with customer specific engineering activities. Research, development and engineering expenses in 2012 included new product development activities and certification efforts related to a number of new products, including our modular lavatory system for the Boeing 737, lightweight vacuum wastewater management systems, trash compactors and LED lighting. The $33.1 increase in research, development and engineering expenses as a percentage of sales was primarily due to the higher level of new product development activities in our commercial aircraft segment associated with our record $8.25 billion booked and unbooked backlog. During 2012, we applied for 184 U.S. and foreign patents as compared with 145 during 2011.

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

For the year ended December 31, 2012, CAS revenues of $1,551.2 increased 19.1% as compared with 2011. Operating earnings in 2012 were $271.3, an increase of 25.6% as compared with 2011. Operating margin in 2012 of 17.5% expanded by 90 in 2012 basis points. The increase in 2012 operating earnings was primarily due to operating leverage at the higher revenue level and ongoing operational efficiency initiatives.

For the year ended December 31, 2012, CMS revenues of $1,171.0 increased 24.1% as compared with the prior year. CMS 2012 operating earnings were $216.7, an increase of 18.4% as compared with 2011. Operating margin in 2012 of 18.5% decreased by 90 basis points as compared with 2011 due to AIT costs ($17.2) and the acquisitions of UFC and Interturbine, which currently have lower operating margins than the legacy CMS business. Operating margin excluding AIT costs was approximately 20.0%, up 10 basis points as compared with 2011.

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

Earnings before income taxes in 2012 were $333.5, as compared to earnings before income taxes of $323.0 in 2011 for the reasons set forth above.

Income taxes during 2012 and 2011 were $99.8, or 29.9%, and $95.2, or 29.5% of earnings before income taxes, respectively.

Net earnings and net earnings per diluted share in 2012 were $233.7 and $2.27, respectively, as compared to 2011 net earnings and net earnings per diluted share of $227.8 and $2.24, respectively, for the reasons described above.

LIQUIDITY AND CAPITAL RESOURCES

Current Financial Condition

As of December 31, 2013, our net debt-to-net-capital ratio was 33.6%. Net debt was $1,321.6, which represented total debt of $1,959.4, less cash and cash equivalents of $637.8. At December 31, 2013, net capital (total debt plus total stockholders’ equity less cash and cash equivalents) was $3,930.8. As of December 31, 2013, long-term debt consisted of $1,300.0 aggregate principal amount ($1,313.7 inclusive of original issue premium) of our 5.25% senior unsecured notes due 2022 (the “5.25% Notes”) and $650.0 aggregate principal amount ($645.7 net of original issue discount) of our 6.875% senior unsecured notes due 2020 (the “6.875% Notes”). At December 31, 2013, there were no amounts outstanding under our five-year $950.0 revolving credit facility, as amended and restated as of August 3, 2012 (the “Revolving Credit Facility”). Cash on hand at December 31, 2013 increased by $124.1 as compared with cash on hand at December 31, 2012 primarily as a result of cash flows from operating activities of $379.1, less expenditures for acquisitions of $118.1 and less capital expenditures of $154.9. Our liquidity requirements consist of working capital needs, ongoing capital expenditures and payments of interest and principal on our indebtedness. Our primary requirements for working capital are directly related to the level of our operations. Our sources of liquidity are from cash on hand, our revolving line of credit, and cash flow from operations. At December 31, 2013, we had approximately $638 of cash and cash equivalents and a $950 revolving line of credit with no borrowings outstanding and no maturities in the near term. In addition, the substantial majority of our cash is held within the United States and all of our foreign cash may be brought back into the United States in a tax efficient manner.

Working capital as of December 31, 2013 was $2,280.6, an increase of $274.7 as compared with working capital at December 31, 2012. As of December 31, 2013, total current assets increased by $393.1 and total current liabilities increased by $118.4. The increase in current assets related to the $124.1 increase in cash as described above, a $82.4 increase in accounts receivable, and an increase in inventories of $190.9 to support future revenue growth. Accounts receivable and inventories increased by $11.7 and $4.5, respectively, due to the Blue Dot and Bulldog acquisitions and to support future revenue growth. The increase in total current liabilities was primarily due to an increase in accounts payable of $71.7 and an increase in accrued liabilities of $47.0. Accounts payable were higher at December 31, 2013 primarily due to the increase in business activity. Accrued liabilities increased due to higher levels of accrued compensation expense ($9.4) and deferred revenues ($34.7) primarily. Accounts payable and accrued liabilities increased by $7.5 and $3.9, respectively, due to the Blue Dot and Bulldog acquisitions.

Cash Flows

As of December 31, 2013, cash and cash equivalents were $637.8 as compared to $513.7 at December 31, 2012. Cash provided by operating activities was $379.1 for the year ended December 31, 2013 as compared to $355.1 for the year ended December 31, 2012. The primary sources of cash provided by operating activities during 2013 were net earnings of $365.6, adjusted by depreciation and amortization of $89.6, non-cash compensation of $24.2, and deferred income taxes of $32.9. The primary uses of cash in operating activities during the year ended December 31, 2013 were related to a $181.8 net increase in inventories, a $67.2 increase in accounts receivable and $9.2 of tax benefits realized from the prior exercises of employee stock options and restricted stock. The primary sources of cash provided by operating activities during 2012 were net earnings of $233.7, adjusted by depreciation and amortization of $75.0, non-cash compensation of $24.5, and a deferred income tax provision of $37.3. The primary uses of cash in operating activities during the year ended December 31, 2012 were related to a $169.7 net increase in inventories, a $32.0 increase in accounts receivable and $7.0 of tax benefits realized from the prior exercises of employee stock options and restricted stock.

The primary uses of cash in investing activities during the year ended December 31, 2013 were related to capital expenditures of $154.9 and acquisitions of $118.1. The primary uses of cash in investing activities during the year ended December 31, 2012 were related to capital expenditures of $125.4 and acquisitions of $649.7.

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

Capital Spending

Our capital expenditures were $154.9 and $125.4 during the years ended December 31, 2013 and 2012, respectively. Taking into consideration our backlog, including approximately $5,000 of awarded but unbooked backlog, targeted capacity utilization levels, recent capital expenditure investments, recent acquisitions and current industry conditions, we anticipate capital expenditures of approximately $170 during 2014. We have no material commitments for capital expenditures. We have, in the past, generally funded our capital expenditures from cash from operations and funds available to us under bank credit facilities. We expect to fund future capital expenditures from cash on hand, from operations and from funds available to us under the Revolving Credit Facility.

Between 1989 and 2011, we completed 35 acquisitions for an aggregate purchase price of approximately $2.7 billion. During these acquisitions, we rationalized the businesses, reduced headcount by approximately 5,500 employees and eliminated 26 facilities. In January 2012, we acquired UFC for a net purchase price of approximately $405, and in July 2012, we acquired Interturbine for a net purchase price of approximately $245.

Our consumables management segment completed two acquisitions, one in the third quarter, Blue Dot, one in the fourth quarter, Bulldog, and reached agreements to acquire two additional companies, LT and Wildcat, all in the oilfield rental equipment and services business. Revenues from Bulldog, LT and Wildcat were approximately $145 for all of 2013, none of which is included in our 2013 results. We expect to pay approximately $310, including acquisition costs, for Bulldog, LT and Wildcat. As a result of these transactions, we will have established rental equipment and services businesses in both the northeast and southwest regions of the United States. Assuming the acquisitions were completed on January 1, 2013, 2013 pro forma aggregate revenues from all of these transactions would have comprised about 5% of our pro forma 2013 revenues.

All of our acquisitions over the past four years were financed with cash on hand, our existing credit facilities or new debt issuances.

Outstanding Debt and Other Financing Arrangements

Long-term debt at December 31, 2013 primarily consisted of $1,300.0 aggregate principal amount ($1,313.7 inclusive of original issue premium) of our 5.25% Notes and $650.0 aggregate principal amount ($645.7 net of original issue discount) of our 6.875% Notes.

We also have the Revolving Credit Facility. The Revolving Credit Facility provides an option to request additional incremental revolving credit borrowing capacity and incremental term loans, in each case upon the satisfaction of certain customary terms and conditions. At December 31, 2013, there were no amounts outstanding under the Revolving Credit Facility.

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

The Revolving Credit Facility contains an interest coverage ratio financial covenant (as defined in the facility) that must be maintained at a level greater than 2.0 to 1. The Revolving Credit Facility also contains a total leverage ratio covenant (as defined in the facility) which limits net debt to a 4.25 to 1 multiple of EBITDA (as defined in the facility). The Revolving Credit Facility contains customary affirmative covenants, negative covenants, restrictions on the payment of dividends, and conditions precedent for borrowing. We were in compliance with all of the covenants, restrictions and conditions precedent in the Revolving Credit Facility as of December 31, 2013.

Contractual Obligations

The following chart reflects our contractual obligations and commercial commitments as of December 31, 2013. Commercial commitments include lines of credit, guarantees and other potential cash outflows resulting from a contingent event that requires performance by us or our subsidiaries pursuant to a funding commitment.

Contractual Obligations	2014	2015	2016	2017	2018	Thereafter	Total
Long-term debt and other non-current liabilities (1)	$--	$5.1	$2.4	$2.7	$3.1	$1,984.6	$1,997.9
Operating leases	42.8	40.3	38.0	33.7	30.1	137.5	322.4
Purchase obligations (2)	3.3	0.3	--	--	--	--	3.6
Future interest payment on outstanding debt (3)	116.5	116.5	116.5	116.5	116.5	331.8	914.3
Total	$162.6	$162.2	$156.9	$152.9	$149.7	$2,453.9	$3,238.2

Commercial Commitments
Letters of Credit	$6.1	--	--	--	--	--	$6.1

(1)
Our liability for unrecognized tax benefits of $45.0 at December 31, 2013 has been omitted from the above table because we cannot determine with certainty when this liability will be settled. It is reasonably possible that the amount of liability for unrecognized tax benefits will change in the next twelve months; however, we do not expect the change to have a material impact on our consolidated financial statements.

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

Off-Balance Sheet Arrangements

Lease Arrangements

We finance our use of certain equipment under committed lease arrangements provided by various financial institutions. Since the terms of these arrangements meet the accounting definition of operating lease arrangements, the aggregate sum of future minimum lease payments is not reflected in our consolidated balance sheet. Future minimum lease payments under these arrangements aggregated approximately $322.4 at December 31, 2013.

Indemnities, Commitments and Guarantees

During the normal course of business, we made certain indemnities, commitments and guarantees under which we may be required to make payments in relation to certain transactions. These indemnities include non-infringement of patents and intellectual property indemnities to our customers in connection with the delivery, design, manufacture and sale of our products, indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease, and indemnities to other parties to certain acquisition agreements. The duration of these indemnities, commitments and guarantees varies, and in certain cases, is indefinite. We believe that many of our indemnities, commitments and guarantees provide for limitations on the maximum potential future payments we could be obligated to make. However, we are unable to estimate the maximum amount of liability related to our indemnities, commitments and guarantees because such liabilities are contingent upon the occurrence of events that are not reasonably determinable. We believe that any liability for these indemnities, commitments and guarantees would not be material to our consolidated financial statements.

We record backlog when we enter into a definitive order for the delivery of products to our customers in the future. Within backlog, we differentiate between booked backlog and awarded but unbooked backlog. For manufacturing programs, generally if there are definitive delivery dates then the backlog is considered booked. When we receive the delivery date specificity in writing from our customers on these long-term contracts, we include such amount in booked backlog. If a contract does not provide that level of specificity, the production requirements are generally provided to us through purchase orders issued against the underlying contracts at which point the amount of the purchase orders is classified as booked. The remaining portion of the underlying contract is considered awarded but unbooked. Substantially all of our unbooked backlog relates to CAS programs. For consumables contracts, we include in booked backlog, open but unfulfilled purchase orders plus an amount that we believe necessary to support our customers’ production activities under long-term contracts. In addition, purchase orders for end items and spares are generally received and recorded as backlog when we accept their terms.

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

Service revenues primarily consist of engineering activities and logistics related services, including revenue from oilfield rental equipment and services, are recorded when services are performed.

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

The percentage-of-completion method requires the use of estimates of costs to complete long-term contracts. Due to the duration of these contracts as well as the technical nature of the products involved, the estimation of these costs requires management judgment in connection with assumptions and projections related to the outcome of future events. Management’s assumptions include future labor performance and rates and projections relative to material and overhead costs, as well as the quantity and timing of product deliveries. We reevaluate our contract estimates periodically and reflect changes in estimates in the current period using the cumulative catch-up method. There were no significant changes in our contract estimates during 2013, 2012 or 2011 that resulted in material cumulative catch-up adjustments to operating earnings. Revenues associated with any contractual claims are recognized when it is probable that the claim will result in additional contract revenue and the amount can be reasonably estimated. Anticipated losses on contracts are recognized in the period in which the losses become evident and determinable. Advance payments and engineering development costs on certain long-term contracts are deferred and included in revenues and research, development and engineering, respectively, when the products are shipped.

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

Long-Lived Assets and Goodwill

Goodwill, identifiable intangible assets, net and property and equipment, net were $1,571.0, $472.2, and $425.7 and $1,484.2, $484.5 and $302.9 at December 31, 2013 and 2012, respectively. To conduct our global business operations and execute our strategy, we acquire tangible and intangible assets, which affect the amount of future period amortization expense and possible impairment expense that we may incur. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect our consolidated financial statements. In accordance with ASC 350, Intangibles – Goodwill and Other (“ASC 350”), we assess potential impairment to goodwill of a reporting unit and to indefinite-lived intangible assets on an annual basis, or between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit or indefinite-lived intangible asset below its carrying amount. In accordance with ASC 360, Property, Plant, and Equipment, we assess potential impairment to long-lived assets (property and equipment and amortized intangible assets) when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Our judgment regarding the existence of impairment indicators and future cash flows related to intangible assets is based on operational performance of our acquired businesses, expected changes in the global economy, aerospace industry projections, discount rates and other judgmental factors. Future events could cause us to conclude that impairment indicators exist and that goodwill or other acquired tangible or intangible assets associated with our acquired businesses are impaired. Any resulting impairment loss could have an adverse impact on our results of operations. As of December 31, 2013 and 2012, management believes the estimated fair value of each of our reporting units with goodwill balances, our indefinite-lived intangible assets and each of our long-lived assets were substantially in excess of their carrying values. There were no indicators of goodwill or intangible asset impairment at December 31, 2013 or 2012.

Accounting for Income Taxes

Significant management judgment is required in evaluating our tax positions and in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance of $31.1 as of December 31, 2013, due to uncertainties related to our ability to utilize our deferred tax assets, primarily consisting of our foreign net operating losses. The valuation allowance is based on our estimates of taxable income by jurisdictions in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates, or we revise these estimates in future periods, we may need to adjust the valuation allowance which could materially impact our financial position and results of operations. We have not provided for any residual U.S. income taxes on approximately $800 of earnings from our foreign subsidiaries because such earnings are intended to be indefinitely reinvested. It is not practicable to determine the amount of U.S. income and foreign withholding tax payable in the event all such foreign earnings are repatriated. We have no current plans to repatriate cash or cash equivalents held by our foreign subsidiaries.

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

From time to time, we and our foreign subsidiaries may enter into foreign currency exchange contracts to manage risk on transactions conducted in foreign currencies. At December 31, 2013, we had no outstanding foreign currency exchange contracts. In addition, we have not entered into any other derivative financial instruments.

Interest Rates – As of December 31, 2013, we have no adjustable rate debt outstanding. We do not engage in transactions intended to hedge our exposure to changes in interest rates.

As of December 31, 2013, we maintained a portfolio of cash securities consisting mainly of taxable, interest-bearing deposits with weighted average maturities of less than three months. If short-term interest rates were to increase or decrease by 10%, we estimate interest income would increase or decrease by less than $0.1.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this section is set forth beginning on page F-1 of this Form 10-K.

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.   CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness, as of December 31, 2013, of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2013.

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company’s internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and the receipts and expenditures of the Company are being made only in accordance with authorizations of the management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making the assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (1992). Based on its assessment, management believes that, as of December 31, 2013, the Company’s internal control over financial reporting is effective.

The independent registered public accounting firm that audited the financial statements included in this annual report has issued an attestation report on the Company’s internal control over financial reporting.

By:	/s/ Amin J. Khoury	By:	/s/ Thomas P. McCaffrey
	Amin J. Khoury		Thomas P. McCaffrey
	Co-Chief Executive Officer		Senior Vice President and Chief Financial Officer
	February 24, 2014		February 24, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
B/E Aerospace, Inc.
Wellington, Florida

We have audited the internal control over financial reporting of B/E Aerospace, Inc. and subsidiaries (the “Company”) as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2013 of the Company and our report dated February 24, 2014 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP
Certified Public Accountants

Boca Raton, Florida
February 24, 2014

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information regarding our directors and executive officers as of February 24, 2014. Officers of the Company are elected annually by the Board of Directors.

Title	Age	Position

Amin J. Khoury	74	Chairman of the Board and Co - Chief Executive Officer

Richard G. Hamermesh	66	Director(1), (3)

Robert J. Khoury	71	Director

Jonathan M. Schofield	73	Director(2), (3)

Michael F. Senft	55	Director(1), (2), (3)

John T. Whates	66	Director(1), (2), (3)

Werner Lieberherr	53	President and Co - Chief Executive Officer

Thomas P. McCaffrey	59	Senior Vice President, Chief Financial Officer

Sean Cromie	47	Vice President and General Manager, Commercial Aircraft Segment

Wayne R. Exton	50	Vice President and General Manager, Business Jet Segment

Ryan M. Patch	53	Vice President - Law, General Counsel and Secretary

Stephen R. Swisher	55	Vice President - Finance and Controller

Eric J. Wesch	46	Vice President - Finance and Treasurer

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

Jonathan M. Schofield has been a Director since April 2001. From December 1992 through February 2000, Mr. Schofield served as Chairman and CEO of Airbus North America Holdings, a subsidiary of Airbus Industrie, a manufacturer of large civil aircraft, and served as Chairman from February 2000 until his retirement in March 2001. Prior to 1989, Mr. Schofield served in various executive positions at Pratt and Whitney, a division of United Technologies Corporation. From 1989 until he joined Airbus, Mr. Schofield was President of United Technologies International Corporation. Mr. Schofield is currently a member of the Board of Directors of Nordam Group, is a trustee of LIFT Trust and was formerly a member of the Board of Directors of Aero Sat, Inc. and TurboCombustor Technology, Inc. Mr. Schofield became a member of the Ordre National de la Légion d’Honneur in 2002.

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

Executive Officers

Werner Lieberherr was appointed Co-Chief Executive Officer as of January 1, 2014. From December 2010 to December 2013, he was President and Chief Operating Officer. From July 2006 to December 2010, Mr. Lieberherr was Senior Vice President & General Manager for the Commercial Aircraft Segment, which consists of seating and interior products, and engineering systems. Prior to joining B/E Aerospace, Mr. Lieberherr held several senior management positions including President, Managing Director, Vice President Global Program Management and General Manager Sales at ABB and Alstom in North America, Europe and Asia.

Thomas P. McCaffrey has been Senior Vice President and Chief Financial Officer since May 1993. Prior to joining B/E Aerospace, Inc., Mr. McCaffrey was an Audit Director with Deloitte & Touche LLP, and from 1976 through 1989 served in several capacities, including Audit Partner, with Coleman & Grant LLP.

Sean Cromie has been Vice President and General Manager for the Commercial Aircraft Segment since January 2011. From November 2007 to December 2010 Mr. Cromie served as Vice President and Managing Director of the Seating Facility in Kilkeel, Northern Ireland and previously as Business Unit Director. Prior to joining our Company Mr. Cromie spent six years in operational management roles with Sanmina SCI and NACCO MHG. He also spent seven years in various financial roles including Financial Controller with Kerry Group PLC.

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

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets, December 31, 2013 and December 31, 2012

Consolidated Statements of Earnings and Comprehensive Income for the Years Ended December 31, 2013, 2012, and 2011

Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2013, 2012, and 2011

Consolidated Statements of Cash Flows for the Years Ended December 31, 2013, 2012, and 2011

Notes to Consolidated Financial Statements for the Years Ended December 31, 2013, 2012, and 2011

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

10.5
Second Amended and Restated Credit Agreement, dated as of August 3, 2012, between the Registrant, as Borrower, and JPMorgan Chase Bank, N.A., as Administrative Agent, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Goldman Sachs Bank USA, Royal Bank of Canada, SunTrust Bank, UBS Securities LLC and Wells Fargo Securities, LLC, as Syndication Agents and Morgan Stanley MUFG Loan Partners, LLC, The Royal Bank of Scotland plc and TD Bank, N.A., as Documentation Agents (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed with the SEC on April 30, 2013).

Exhibits 10(iii)	Management Contracts and Executive Compensation Plans, Contracts and Arrangements

10.6
Amended and Restated Employment Agreement for Amin J. Khoury dated as of July 29, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed with the SEC on July 29, 2013).

10.7
Amended and Restated Death Benefit Agreement dated November 30, 2012 between the Company and Amin J. Khoury (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the SEC on February 21, 2013).

10.8
Amended and Restated Employment Agreement for Werner Lieberherr dated as of July 29, 2013 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed with the SEC on July 29, 2013).

10.9	First Amendment to Amended and Restated Employment Agreement for Werner Lieberherr dated as of January 1, 2014.*

10.10
Death Benefit Agreement dated November 30, 2012 between the Company and Werner Lieberherr (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the SEC on February 21, 2013).

10.11
Amended and Restated Employment Agreement for Thomas P. McCaffrey dated as of July 29, 2013 (incorporated by reference to Exhibit 10.3 to the Company’s Quarter Report on Form 10-Q for the quarter ended June 30, 2013 filed with the SEC on July 29, 2013).

10.12
Amended and Restated Death Benefit Agreement dated November 30, 2012 between the Company and Thomas P. McCaffrey (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the SEC on February 21, 2013).

10.13
Amended and Restated Employment Agreement for Ryan M. Patch dated as of July 29, 2013 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed with the SEC on July 29, 2013).

10.14
Amended and Restated Employment Agreement for Sean J. Cromie dated as of May 4, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 filed with the SEC on May 4, 2012).

10.15
Amended and Restated Employment Agreement for Wayne R. Exton dated as of May 4, 2012 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 filed with the SEC on May 4, 2012).

10.16
Amended and Restated Employment Agreement for Richard M. Sharpe dated as of May 4, 2012 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 filed with the SEC on May 4, 2012).

10.17	Amended and Restated Employment Agreement for Stephen R. Swisher dated March 17, 2009.*

10.18	Employment Agreement for Eric J. Wesch dated as of July 13, 2012.*

10.19
Retirement Agreement dated as of December 31, 2005 between the Company and Robert J. Khoury (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 filed with the SEC on March 15, 2006).

10.20
Consulting Agreement dated as of December 31, 2011 between the Company and Robert J. Khoury (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed with the SEC on February 24, 2012).

10.21
2005 Long-Term Incentive Plan (Amended and Restated as of July 25, 2012) (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated July 23, 2012, filed with the SEC on July 27, 2012).

10.22
November 2009 Standard Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, filed with the SEC on November 5, 2009).

10.23
November 2009 Standard Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, filed with the SEC on November 5, 2009).

10.24
November 2009 Form of Restricted Stock Award Agreement for Amin J. Khoury (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, filed with the SEC on November 5, 2009).

10.25
2010 Deferred Compensation Plan (Amended and Restated as of October 1, 2010) (incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-8 (333-170494), filed with the SEC on November 9, 2010).

10.26
B/E Aerospace, Inc. Senior Executive Management Incentive Plan - FY 2011 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 filed with the SEC on May 4, 2011).

10.27
B/E Aerospace, Inc. Corporate Executive Incentive Plan 90% - FY 2011 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 filed with the SEC on May 4, 2011).

10.28
B/E Aerospace, Inc. Non-Employee Directors Deferred Stock Plan (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-8 (333-49806), filed with the SEC on November 13, 2000).

10.29
Amended and Restated 1994 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, filed with the SEC on July 29, 2013).

10.30
Amendment One to the BE Aerospace, Inc., 2010 Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, filed with the SEC on October 30, 2013).

10.31	Consulting Agreement with Richard M. Sharpe dated as of December 10, 2013.*

10.32	Amended and Restated Medical Care Reimbursement Plan for Executives.*

10.33	November 2013 Standard Form of Restricted Stock Unit Award Agreement.*

10.34	November 2013 Form of Restricted Stock Unit Agreement for Thomas P. McCaffrey.*

10.35	2014 Form of Restricted Stock Unit Award Agreement.*

Exhibit 21	Subsidiaries of the Registrant

21.1	Subsidiaries*

Exhibit 23	Consents of Experts and Counsel

23.1	Consent of Independent Registered Public Accounting Firm – Deloitte & Touche LLP*

Exhibits 31	Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification of Chief Executive Officer*

31.2	Certification of Chief Financial Officer*

Exhibits 32	Section 1350 Certifications

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350*

Exhibits 101	Interactive Data File

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
__________________
* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

B/E AEROSPACE, INC.

By:	/s/ Amin J. Khoury
Amin J. Khoury
Co-Chief Executive Officer

Date: February 24, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Amin J. Khoury	Co-Chief Executive Officer	February 24, 2014
Amin J. Khoury	(Principal Executive Officer)

/s/ Thomas P. McCaffrey	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 24, 2014
Thomas P. McCaffrey

/s/ Richard G. Hamermesh	Director	February 24, 2014
Richard G. Hamermesh

/s/ Robert J. Khoury	Director	February 24, 2014
Robert J. Khoury

/s/ Jonathan M. Schofield	Director	February 24, 2014
Jonathan M. Schofield

/s/ Michael F. Senft	Director	February 24, 2014
Michael F. Senft

/s/ John T. Whates	Director	February 24, 2014
John T. Whates

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Financial Statements:

Consolidated Balance Sheets, December 31, 2013 and 2012	F-3

Consolidated Statements of Earnings and Comprehensive Income	F-4
for the Years Ended December 31, 2013, 2012 and 2011

Consolidated Statements of Stockholders' Equity	F-5
for the Years Ended December 31, 2013, 2012 and 2011

Consolidated Statements of Cash Flows	F-6
for the Years Ended December 31, 2013, 2012 and 2011

Notes to Consolidated Financial Statements	F-7
for the Years Ended December 31, 2013, 2012 and 2011

Consolidated Financial Statement Schedule:

Schedule II - Valuation and Qualifying Accounts	F-23
for the Years Ended December 31, 2013, 2012 and 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
B/E Aerospace, Inc.
Wellington, Florida

We have audited the accompanying consolidated balance sheets of B/E Aerospace, Inc. and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of earnings and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in Item 15(a)(2). These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of B/E Aerospace, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2014 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP
Certified Public Accountants

Boca Raton, Florida
February 24, 2014

B/E AEROSPACE, INC.
CONSOLIDATED BALANCE SHEETS, DECEMBER 31, 2013 AND 2012
(In millions, except per share data)

	December 31,	December 31,
	2013	2012
ASSETS

Current assets:
Cash and cash equivalents	$637.8	$513.7
Accounts receivable	484.1	401.7
Inventories	1,943.8	1,752.9
Deferred income taxes	29.4	42.4
Other current assets	64.6	55.9
Total current assets	3,159.7	2,766.6

Property and equipment	425.7	302.9
Goodwill	1,571.0	1,484.2
Identifiable intangible assets	472.2	484.5
Other assets	67.6	68.2
	5,696.2	5,106.4

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$357.9	$286.2
Accrued liabilities	521.2	474.2
Current maturities of long-term debt	--	0.3
Total current liabilities	879.1	760.7

Long-term debt	$1,959.4	$1,960.2
Deferred income taxes	165.0	144.1
Other non-current liabilities	83.5	62.5

Commitments, contingencies and off-balance sheet
arrangements (Note 8)
Stockholders' equity:
Preferred stock, $0.01 par value; 1.0 shares
authorized; no shares outstanding	--	--
Common stock, $0.01 par value; 200.0 shares
authorized; 105.7 shared issued
as of December 31, 2013 and 105.4 shares
issued as of December 31, 2012	1.1	1.1
Additional paid-in capital	1,688.8	1,652.2
Retained earnings	923.3	557.7
Accumulated other comprehensive loss	(4.0)	(32.1)
Total stockholders' equity	2,609.2	2,178.9
	$5,696.2	$5,106.4

See accompanying notes to consolidated financial statements.

B/E AEROSPACE, INC.
CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011
(In millions, except per share data)

	Years Ended December 31,
	2013	2012	2011

Revenues	$3,483.7	$3,085.3	$2,499.8
Cost of sales	2,154.8	1,921.2	1,563.5
Selling, general and administrative	478.7	432.4	349.7
Research, development and engineering	220.9	191.7	158.6
Operating earnings	629.3	540.0	428.0
Interest expense	122.5	124.4	105.0
Debt prepayment costs	-	82.1	-
Earnings before income taxes	506.8	333.5	323.0
Income tax expense	141.2	99.8	95.2
Net earnings	365.6	233.7	227.8

Other comprehensive income (loss):
Foreign currency translation
adjustment and other	28.1	37.8	(13.9)
Comprehensive income	$393.7	$271.5	$213.9

Net earnings per share - basic	$3.54	$2.29	$2.25
Net earnings per share - diluted	$3.52	$2.27	$2.24

Weighted average common shares - basic	103.2	102.2	101.1
Weighted average common shares - diluted	103.9	102.9	101.9

See accompanying notes to consolidated financial statements.

B/E AEROSPACE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011
(In millions)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance, December 31, 2010	103.5	$1.0	$1,562.8	$96.2	$(56.0)	$1,604.0
Sale of stock under
employee stock purchase plan	0.1	--	4.5	--	--	4.5
Purchase of treasury stock	--	--	(6.0)	--	--	(6.0)
Exercise of stock options	0.1	--	0.1	--	--	0.1
Restricted stock grants	0.7	--	25.3	--	--	25.3
Tax benefits realized from prior exercises of
employee stock options and restricted stock	--	--	30.8	--	--	30.8
Net earnings	--	--	--	227.8	--	227.8
Foreign currency translation
adjustment and other	--	--	--	--	(13.9)	(13.9)
Balance, December 31, 2011	104.4	1.0	1,617.5	324.0	(69.9)	1,872.6
Sale of stock under
employee stock purchase plan	0.1	--	6.3	--	--	6.3
Purchase of treasury stock	--	--	(2.6)	--	--	(2.6)
Exercise of stock options	0.1	--	0.3	--	--	0.3
Restricted stock grants	0.8	0.1	23.7	--	--	23.8
Tax benefits realized from prior exercises of
employee stock options and restricted stock	--	--	7.0	--	--	7.0
Net earnings	--	--	--	233.7	--	233.7
Foreign currency translation
adjustment and other	--	--	--	--	37.8	37.8
Balance, December 31, 2012	105.4	1.1	1,652.2	557.7	(32.1)	2,178.9
Sale of stock under
employee stock purchase plan	0.1	--	7.3	--	--	7.3
Purchase of treasury stock	--	--	(3.3)	--	--	(3.3)
Exercise of stock options	--	--	0.2	--	--	0.2
Restricted stock grants	0.2	--	23.2	--	--	23.2
Tax benefits realized from prior exercises of
employee stock options and restricted stock	--	--	9.2	--	--	9.2
Net earnings	--	--	--	365.6	--	365.6
Foreign currency translation
adjustment and other	--	--	--	--	28.1	28.1
Balance, December 31, 2013	105.7	$1.1	$1,688.8	$923.3	$(4.0)	$2,609.2

See accompanying notes to consolidated financial statements.

B/E AEROSPACE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011
(In millions)

	Year Ended December 31,
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$365.6	$233.7	$227.8
Adjustments to reconcile net earnings to
net cash flows provided by operating activities, net of
effects from acquisitions:
Depreciation and amortization	89.6	75.0	62.1
Deferred income taxes	32.9	37.3	58.4
Non-cash compensation	24.2	24.5	26.0
Tax benefits realized from prior exercises of employee
stock options and restricted stock	(9.2)	(7.0)	(30.8)
Provision for doubtful accounts	1.3	4.8	1.9
Loss on disposal of property and equipment	2.4	2.4	1.1
Debt prepayment costs	--	82.1	--
Changes in operating assets and liabilities:
Accounts receivable	(67.2)	(32.0)	(49.4)
Inventories	(181.8)	(169.7)	(116.3)
Other current and non-current assets	(8.3)	(18.2)	12.5
Accounts payable and accrued liabilities	129.6	122.2	123.6
Net cash flows provided by operating activities	379.1	355.1	316.9

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(154.9)	(125.4)	(76.0)
Acquisitions, net of cash acquired	(118.1)	(649.7)	(60.4)
Proceeds from sales of businesses and other	0.1	2.6	18.7
Net cash flows used in investing activities	(272.9)	(772.5)	(117.7)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock issued	6.4	5.8	4.0
Purchase of treasury stock	(3.3)	(2.6)	(6.0)
Proceeds from long-term debt	--	1,316.0	--
Principal payments on long-term debt	(0.3)	(600.5)	(0.5)
Debt prepayment costs	--	(71.7)	--
Debt origination costs	--	(30.3)	--
Tax benefits realized from prior exercises of employee
stock options and restricted stock	9.2	7.0	30.8
Borrowings on line of credit	--	215.0	30.0
Repayments on line of credit	--	(215.0)	(30.0)
Net cash flows provided by financing activities	12.0	623.7	28.3

Effect of foreign exchange rate changes on cash and
cash equivalents	5.9	3.9	(2.7)

Net increase in cash and cash equivalents	124.1	210.2	224.8
Cash and cash equivalents, beginning of year	513.7	303.5	78.7
Cash and cash equivalents, end of year	$637.8	$513.7	$303.5

Supplemental disclosures of cash flow information:
Cash paid during period for:
Interest	$118.4	$125.2	$110.4
Income taxes	86.7	52.6	34.5

Supplemental schedule of non-cash activities:
Accrued property additions	$8.7	$10.8	$3.2
See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011
(In millions, except share and per share data)

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Basis of Presentation – B/E Aerospace, Inc. and its wholly owned subsidiaries (the “Company”) designs, manufactures, sells and services commercial aircraft and business jet cabin interior products consisting of a broad range of seating, interior systems, including structures for food and beverage storage and preparation equipment, distributes aerospace fasteners and other consumables and provides logistics related services, including oilfield rental equipment and services. The Company’s principal customers are the operators of commercial and business jet aircraft, aircraft manufacturers and their suppliers. As a result, the Company’s business is directly dependent upon the conditions in the commercial airline, business jet and aircraft manufacturing industries. The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America.

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

Service revenues primarily consist of engineering activities and logistics related services, including revenue from oilfield rental equipment and services, and are recorded when services are performed.

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

The percentage-of-completion method requires the use of estimates of costs to complete long-term contracts. Due to the duration of these contracts as well as the technical nature of the products involved, the estimation of these costs requires management’s judgment in connection with assumptions and projections related to the outcome of future events. Management’s assumptions include future labor performance and rates and projections relative to material and overhead costs, as well as the quantity and timing of product deliveries. The Company reevaluates its contract estimates periodically and reflects changes in estimates in the current period using the cumulative catch-up method. Revenues associated with any contractual claims are recognized when it is probable that the claim will result in additional contract revenue and the amount can be reasonably estimated. For the years ended December 31, 2013, 2012 and 2011, approximately 16%, 15% and 15% of our revenues, respectively, were derived from contracts accounted for using percentage-of-completion accounting. Net costs and estimated earnings in excess of billings on uncompleted contracts were $81.9 and $95.9 at December 31, 2013 and 2012, respectively, and recorded as work in process inventory. Excess over average costs on long-term contracts accounted for using the units-of-delivery method of accounting were $213.4 and $134.4 at December 31, 2013 and 2012, respectively and recorded as work in process inventory. Anticipated losses on contracts are recognized in the period in which the losses become evident and determinable. Advance payments and engineering development costs on certain long-term contracts are deferred and included in revenues and research, development and engineering, respectively, when the products are shipped.

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

Accounts Receivable – The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer's current creditworthiness, as determined by review of their current credit information. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon historical experience and any specific customer collection issues that have been identified. The allowance for doubtful accounts at December 31, 2013 and 2012 was $10.4 and $12.1, respectively.

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

Goodwill and Intangible Assets – Under FASB ASC 350, Intangibles – Goodwill and Other (“ASC 350”), goodwill and indefinite-lived intangible assets are reviewed at least annually for impairment. Acquired intangible assets with definite lives are amortized over their individual useful lives. Patents and other intangible assets are amortized using the straight-line method over periods ranging from three to thirty-four years.

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

Indefinite-lived intangible assets are tested at least annually for impairment. Impairment for intangible assets with indefinite lives exists if the carrying value of the intangible asset exceeds its fair value. The fair values of indefinite-lived intangible assets are determined using valuation techniques based on estimates, judgments and assumptions management believes are appropriate in the circumstances. For the years ended December 31, 2013, 2012 and 2011, the Company’s annual impairment testing yielded no impairments of goodwill or indefinite-lived intangible assets.

Long-Lived Assets – The Company assesses potential impairments to its long-lived assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. An impairment loss is recognized when the undiscounted cash flows expected to be generated by an asset (or group of assets) is less than its carrying amount. Any required impairment loss is measured as the amount by which the asset's carrying value exceeds its fair value and is recorded as a reduction in the carrying value of the related asset and a charge to operating results. There were no impairments of long lived assets in 2013, 2012, and 2011.

Product Warranty Costs – Estimated costs related to product warranties are accrued at the time products are sold. In estimating its future warranty obligations, the Company considers various relevant factors, including the Company's stated warranty policies and practices, the historical frequency of claims and the cost to replace or repair its products under warranty. Estimated warranty costs are included in the accrued liabilities on the consolidated balance sheet. The following table provides a reconciliation of the activity related to the Company's accrued warranty expense:

	Year Ended December 31,
	2013	2012	2011
Balance at beginning of period	$63.2	$51.5	$38.0
Provision for warranty expense	42.6	37.5	34.5
Settlements of warranty claims	(38.8)	(25.8)	(21.0)
Balance at end of period	$67.0	$63.2	$51.5

Accounting for Stock-Based Compensation – The Company accounts for share-based compensation arrangements in accordance with the provisions of FASB ASC 718, Compensation – Stock Compensation (“ASC 718”), whereby share-based compensation cost is measured on the date of grant, based on the fair value of the award, and is recognized over the requisite service period.

Compensation cost recognized during the three years ended December 31, 2013 related to grants of restricted stock and restricted stock units. No compensation cost related to stock options was recognized during those periods as no options were granted during the three year period ended December 31, 2013 and all options were vested as of December 31, 2006.

The Company has established a qualified Employee Stock Purchase Plan. The Plan allows qualified employees (as defined in the plan) to participate in the purchase of designated shares of the Company's common stock at a price equal to 85% of the closing price for each semi-annual stock purchase period. The fair value of employee purchase rights represents the difference between the closing price of the Company’s shares on the date of purchase and the purchase price of the shares. The value of the rights granted during the years ended December 31, 2013, 2012 and 2011 was $1.1, $0.9 and $0.7, respectively.

Treasury Stock – The Company may periodically repurchase shares of its common stock from employees for the satisfaction of their individual payroll tax withholding upon vesting of restricted stock and restricted stock units in connection with the Company’s Long Term Incentive Plan. The Company’s repurchases of common stock are recorded at the average cost of the common stock and are presented as a reduction of additional paid-in-capital. The Company repurchased 41,376, 60,266 and 161,297 shares of its common stock for $3.3, $2.6 and $6.0, respectively, during the years ended December 31, 2013, 2012 and 2011 respectively.

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

Significant customers change from year to year depending on the level of refurbishment activity and/or the level of new aircraft purchases by such customers. During the years ended December 31, 2013 and 2012, the Boeing Company accounted for 11.6% and 11.1%, respectively, of the Company’s consolidated revenues. No other individual customers accounted for more than 10% of the Company’s consolidated revenues during the years ended December 31, 2013 and 2012 and during the year ended December 31, 2011 no single customer accounted for more than 10% of the Company’s consolidated revenues.

Recent Accounting Pronouncements

In July 2013, the FASB issued Accounting Standards Update (“ASU”) 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which updated the guidance in ASC Topic 740, Income Taxes. The amendments in ASU 2013-11, effective prospectively for the interim and annual periods beginning on or after December 15, 2013 (early adoption is permitted), generally provide guidance for the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. The guidance requires an unrecognized tax benefit to be presented as a decrease in a deferred tax asset where a net operating loss, a similar tax loss, or a tax credit carryforward exists and certain criteria are met. The adoption of ASU 2013-11 will not have a material impact on the Company’s consolidated financial statements.

In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which is intended to improve the reporting of reclassifications out of accumulated other comprehensive income. The ASU requires an entity to report, either on the face of the income statement or in the notes to the financial statements, the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in the statement of earnings if the amount being reclassified is required to be reclassified in its entirety to net earnings. For other amounts that are not required to be reclassified in their entirety to net earnings in the same reporting period, an entity is required to cross-reference other required disclosures that provide additional detail about those amounts. The adoption of ASU 2013-02, effective January 1, 2013, did not impact the Company’s consolidated financial statements as there were no reclassifications out of accumulated other comprehensive income during the period.

2.    BUSINESS COMBINATIONS

During 2013, the Company acquired the assets of Blue Dot Energy Services, LLC (“Blue Dot”) and Bulldog Frac Rentals LLC (“Bulldog”) (the “2013 Acquisitions”), providers of parts distribution, rental equipment and on-site services to the oil and gas industry for a net purchase price of $114.6. The acquisitions expand the Consumables Management Segment (“CMS”) distribution and logistics business into the oil and gas services industry. During 2012, the Company completed two acquisitions for a net aggregate purchase price of approximately $649.7 (“2012 Acquisitions”). During 2011, the Company completed four insignificant acquisitions to bolster key technologies for an aggregate purchase price of approximately $60.4  (“2011 Acquisitions”). During 2011, the Company also sold two insignificant businesses for $19.2 which resulted in a $0.1 gain. Each acquisition and disposition was a cash transaction.

The 2013, 2012 and 2011 Acquisitions were accounted for as purchases under FASB ASC 805, Business Combinations (“ASC 805”). The assets purchased and liabilities assumed for the 2013, 2012 and 2011 Acquisitions have been reflected in the accompanying consolidated balance sheet as of December 31, 2013 and the results of operations for the 2013, 2012 and 2011 Acquisitions and the 2011 dispositions are included in (or excluded from) the accompanying consolidated statements of earnings from the respective dates of acquisition (or disposition).

On January 30, 2012, the Company acquired 100% of the outstanding stock of UFC Aerospace Corp. (“UFC”), a provider of complex supply chain management and inventory logistics solutions, for a net purchase price of approximately $404.7.

The Company completed its evaluation and allocation of the purchase price for the UFC acquisition during the period ended December 31, 2012, which resulted in an adjustment to the allocation of the UFC purchase price to increase goodwill and to increase accrued liabilities by approximately $30.5 related to certain customer contracts which were priced below market and a portion of which were generating losses. These contracts have durations of up to four years. The excess of the purchase price over the fair value of the identifiable assets acquired approximated $347.3 of which $55.1 was allocated to identified intangible assets and $292.2 is included in goodwill.

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

The Company completed its evaluation and allocation of the purchase price for the Interturbine acquisition during the period ended December 31, 2013, which increased goodwill by $4.6 for certain tax liabilities. The excess of the purchase price over the fair value of the identifiable assets acquired approximated $229.9 of which $59.2 was allocated to identified intangible assets and $170.7 is included in goodwill.

The Company has not yet finalized its allocation of the purchase price for the 2013 Acquisitions as the valuation of certain assets and liabilities is not yet complete.

The following table summarizes the current estimates of fair values of assets acquired and liabilities assumed in the 2013 Acquisitions in accordance with ASC 805, which are currently recorded based on management’s estimates as follows:

Accounts receivable-trade	$10.9
Inventories	3.9
Other current and non-current assets	0.2
Property and equipment	34.3
Goodwill	58.7
Identified intangibles	17.1
Accounts payable	(9.9)
Other current and non-current liabilities	(0.6)
Total purchase price	$114.6

The majority of the goodwill and other intangible assets related to the UFC and 2013 Acquisitions is expected to be deductible for tax purposes. None of the goodwill and other intangible assets related to the Interturbine acquisition is expected to be deductible for tax purposes.

Consolidated unaudited pro forma revenues, net earnings and diluted net earnings per share giving effect to the 2012 Acquisitions as if they had occurred on January 1, 2011 were $3,172.4, $241.0, and $2.34, and $2,786.2, $245.4 and $2.41, for the years ended December 31, 2012 and 2011, respectively. Blue Dot and Bulldog pro forma revenues, net earnings, and net earnings per diluted share as well as post acquisition stand-alone revenues and operating earnings are not material to the Company’s financial statements.

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

	December 31,	December 31,
	2013	2012
Purchased materials and component parts	$243.4	$186.3
Work-in-process	484.0	371.8
Finished goods	1,216.4	1,194.8
	$1,943.8	$1,752.9

4.    PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	Useful Life	December 31,	December 31,
	(Years)	2013	2012
Buildings and improvements	1 - 50	$123.0	$112.8
Machinery	1 - 20	197.8	134.2
Tooling	1 - 15	84.3	70.0
Computer equipment and software	1 - 10	276.9	216.3
Furniture and equipment	1 - 15	32.7	24.7
		714.7	558.0
Less accumulated depreciation		(289.0)	(255.1)
		$425.7	$302.9

Depreciation expense was $58.9, $45.9 and $37.1 for the years ended December 31, 2013, 2012 and 2011, respectively.

5.     GOODWILL AND INTANGIBLE ASSETS

The following sets forth the intangible assets by major asset class, all of which were acquired through business purchase transactions:

		December 31, 2013			December 31, 2012
				Net			Net
	Useful Life	Original	Accumulated	Book	Original	Accumulated	Book
	(Years)	Cost	Amortization	Value	Cost	Amortization	Value
Customer contracts and
relationships	8-30	$424.0	$85.7	$338.3	$410.8	$64.0	$346.8
Acquired technologies	5-34	126.6	54.4	72.2	127.7	50.6	77.1
Replacement parts annuity
and product approvals	7-22	7.9	6.0	1.9	28.3	25.7	2.6
Technical qualifications,
plans and drawings	10-22	19.3	16.2	3.1	26.9	22.7	4.2
Trademarks and patents	3-20	23.0	15.4	7.6	27.1	19.4	7.7
Covenants not to compete	4-5	5.5	1.7	3.8	3.3	0.8	2.5
Trade names	15-indefinite	45.7	0.4	45.3	43.6	-	43.6
		$652.0	$179.8	$472.2	$667.7	$183.2	$484.5

Amortization expense of intangible assets was $30.7, $29.1 and $25.0 for the years ended December 31, 2013, 2012 and 2011, respectively. Indefinite lived intangible assets were $21.5 and $43.6 as of December 31, 2013 and 2012, respectively. Amortization expense associated with identified intangible assets as of December 31, 2013 is expected to be approximately $37 in each of the next five years. The future amortization amounts are estimates and exclude amounts related to LT Energy Services (“LT”) and Wildcat Wireline (“Wildcat”), which were not acquired until 2014. Actual future amortization expense may be different due to future acquisitions, impairments, changes in amortization periods, or other factors.

In accordance with ASC 350, goodwill is not amortized but is subject to an annual impairment test. As of December 31, 2013, the Company completed step one of the impairment test and fair value analysis for goodwill, and no impairment loss was recorded during the years ended December 31, 2013,  2012 or 2011. The accumulated goodwill impairment loss (incurred in 2008) was $369.3 as of December 31, 2013.

The changes in the carrying amount of goodwill for the years ended December 31, 2013 and 2012 are as follows:

	Commercial	Consumables	Business
	Aircraft	Management	Jet	Total
Balance as of
December 31, 2011	$384.2	$535.4	$88.7	$1,008.3
Acquisitions	2.5	450.6	1.5	454.6
Effect of foreign
currency translation	1.7	19.8	(0.2)	21.3
Balance as of
December 31, 2012	388.4	1,005.8	90.0	1,484.2
Acquisitions	-	58.7	-	58.7
Effect of foreign
currency translation	6.2	22.0	(0.1)	28.1
Balance as of
December 31, 2013	$394.6	$1,086.5	$89.9	$1,571.0

6.     ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	December 31,	December 31,
	2013	2012
Accrued salaries, vacation and related benefits	$103.2	$93.8
Accrued product warranties	67.0	63.2
Accrued interest	28.2	28.2
Income taxes payable	28.7	29.5
Deferred revenue	152.9	118.2
Other accrued liabilities	141.2	141.3
	$521.2	$474.2

Deferred revenue includes billings in excess of costs and estimated earnings of $25.5 and $19.0 at December 31, 2013 and 2012, respectively.

7.    LONG-TERM DEBT

Long-term debt consists of the following:

	December 31,	December 31,
	2013	2012
5.25% Notes	$1,313.7	$1,315.0
6.875% Notes	645.7	645.2
Other	-	0.3
	1,959.4	1,960.5
Less current portion of long-term debt	-	(0.3)
	$1,959.4	$1,960.2

In March 2012, the Company issued $500.0 aggregate principal amount of 5.25% senior notes due 2022 (the “5.25% Notes”), in an offering pursuant to the Securities Act of 1933, as amended. The notes are senior unsecured debt obligations of the Company. In July 2012, the Company issued $800.0 additional 5.25% Notes, at an effective yield of 4.9% as an add-on to the existing 5.25% Notes. During 2012, the Company redeemed $600.0 of its 8.5% senior unsecured notes due 2018 (the “8.5% Notes”). The Company incurred a loss on debt extinguishment of $82.1 related to unamortized debt issue costs and fees and expenses related to the repurchase of its 8.5% Notes during 2012.

As of December 31, 2013, long-term debt consisted of $1,300.0 aggregate principal amount ($1,313.7 inclusive of original issue premium) of its 5.25% Notes, which had an effective yield of approximately 5.0%, and $650.0 aggregate principal amount ($645.7 net of original issue discount) of 6.875% senior unsecured notes due 2020 (the “6.875% Notes). The Company also has a $950.0 revolving credit facility, as amended and restated as of August 3, 2012, (the “Revolving Credit Facility”), none of which was drawn at December 31, 2013 and 2012.

Borrowings under the Revolving Credit Facility bear interest at an annual rate equal to the London interbank offered rate (“LIBOR”) (as defined in the Revolving Credit Facility) plus 200 basis points or Prime (as defined in the Revolving Credit Facility) plus 100 basis points. If drawn, as of December 31, 2013, the rate under the Revolving Credit Facility would have been approximately 2.25%.

Letters of credit outstanding under the Revolving Credit Facility aggregated $6.1 at December 31, 2013.

The Revolving Credit Facility contains an interest coverage ratio financial covenant (as defined therein) that must be maintained at a level greater than 2.0 to 1 and a total leverage ratio covenant (as defined therein) which limits net debt to a 4.25 to 1 multiple of EBITDA (as defined therein). The Revolving Credit Facility is collateralized by substantially all of the Company’s assets and contains customary affirmative covenants, negative covenants and conditions precedent for borrowings, all of which were met as of December 31, 2013.

Maturities of long-term debt, excluding the $4.3 unamortized original issue discount on the 6.875% Notes and the $13.7 unamortized original issue premium on the 5.25% Notes, are as follows:

Year Ending December 31,
2014	$--
2015	--
2016	--
2017	--
2018	--
Thereafter	1,950.0
Total	$1,950.0

Interest expense amounted to $123.3, $124.6 and $105.5 for the years ended December 31, 2013, 2012 and 2011, respectively.

8.    COMMITMENTS, CONTINGENCIES AND OFF-BALANCE-SHEET ARRANGEMENTS

Lease Commitments – The Company finances its use of certain facilities and equipment under committed lease arrangements provided by various institutions. Since the terms of these arrangements meet the accounting definition of operating lease arrangements, the aggregate sum of future minimum lease payments is not reflected on the consolidated balance sheets. At December 31, 2013, future minimum lease payments under these arrangements approximated $322.4, of which $285.0 is related to long-term real estate leases.

Rent expense for the years ended December 31, 2013, 2012 and 2011 was $50.8, $49.5 and $29.3, respectively. Future payments under operating leases with terms greater than one year as of December 31, 2013 are as follows:

Year Ending December 31,
2014	$42.8
2015	40.3
2016	38.0
2017	33.7
2018	30.1
Thereafter	137.5
Total	$322.4

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

    Employment Agreements – The Company has employment and compensation agreements with three key officers of the Company. An agreement for one of the officers provides for the officer to earn a minimum of $1.3 per year through a three-year period ending from any date after which it is measured, adjusted annually for changes in the consumer price index (as defined) or as determined by the Company's Compensation Committee of the Board of Directors, as well as a retirement compensation payment equal to 1.5 times the base salary.

One other agreement provides for an officer to receive annual minimum compensation of $0.9 per year through a three-year period ending from any date after which it is measured, adjusted as determined by the Company’s Compensation Committee of the Board of Directors, and for the Company to make a retirement compensation payment equal to 7.5% of the officer’s then current year annual salary to a supplemental executive retirement plan (“SERP”) established by the Company.

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

 In addition, the Company has employment agreements with certain other key members of management expiring on various dates through the year 2015. The Company's employment agreements generally provide for certain protections in the event of a change of control. These protections generally include the payment of severance and related benefits under certain circumstances in the event of a change of control, and for the Company to reimburse such officers for the amount of any excise taxes associated with such benefits.

9.     INCOME TAXES

The components of earnings before incomes taxes were:

	Year Ended December 31,
	2013	2012	2011
Earnings before income taxes
United States	$278.8	$167.7	$142.1
Foreign	228.0	165.8	180.9
Earnings before income taxes	$506.8	$333.5	$323.0

Income tax expense consists of the following:

	Year Ended December 31,
	2013	2012	2011
Current:
Federal	$58.9	$22.3	$1.8
State	6.7	3.0	2.3
Foreign	41.3	24.6	28.5
	106.9	49.9	32.6
Deferred:
Federal	30.0	41.6	52.4
State	2.5	2.2	3.9
Foreign	1.8	6.1	6.3
	34.3	49.9	62.6
Total income tax expense	$141.2	$99.8	$95.2

The difference between income tax expense and the amount computed by applying the statutory U.S. federal income tax rate (35%) to the pre-tax earnings consists of the following:

	Year Ended December 31,
	2013	2012	2011
Statutory federal income tax expense	$177.4	$116.7	$113.0
U.S. state income taxes	9.7	5.9	6.0
Foreign tax rate differential	(36.2)	(36.0)	(27.8)
Non-deductible charges/losses and other	4.2	14.8	8.0
Research and development credit	(13.9)	(1.6)	(4.0)
	$141.2	$99.8	$95.2

The tax effects of temporary differences and carryforwards that give rise to deferred income tax assets and liabilities consist of the following:

	December 31,
	2013	2012
Deferred tax assets:
Inventory reserves	$20.8	$21.7
Warranty reserves	14.1	12.5
Accrued liabilities	31.0	37.5
Net operating loss carryforward	24.0	22.4
Research and development
credit carry forward	7.3	18.8
Alternative minimum
tax credit carryforward	5.0	5.0
Other	10.0	5.6
	$112.2	$123.5

Deferred tax liabilities:
Book to tax revenue differences	(13.4)	(31.7)
Intangible assets	(168.4)	(127.9)
Depreciation	(34.4)	(38.2)
Software development costs	(0.7)	(0.7)
	(216.9)	(198.5)
Net deferred tax liability before valuation
allowance	(104.7)	(75.0)
Valuation allowance	(31.1)	(26.5)
Net deferred tax liability	$(135.8)	$(101.5)

The Company maintained a valuation allowance of $31.1 as of December 31, 2013 primarily related to foreign net operating losses.

As of December 31, 2013, the Company had state and foreign net operating loss carryforwards of approximately $34.4 and $75.3, respectively. The state net operating loss carryforwards begin to expire in 2014. As of December 31, 2013, the Company had federal and state research and development tax credit carryforwards of $7.3, which expire from 2014 to 2028.

The Company has not provided for any residual U.S. income taxes on the approximately $800 of earnings from its foreign subsidiaries because such earnings are intended to be indefinitely reinvested. It is not practicable to determine the amount of U.S. income and foreign withholding tax payable in the event all such foreign earnings are repatriated.

In 2013, the Company recognized tax deductions of $21.6 related to stock option exercises and restricted share vestings. Pursuant to ASC 718, these deductions are not deemed realized until they reduce taxes payable. During 2013, the Company recorded a credit to additional paid-in capital of $8.3 as these deductions reduced our current year tax liability.

 A reconciliation of the beginning and ending amounts of gross uncertain tax positions is presented below:

	2013	2012	2011
Balance, beginning of the period	$34.6	$21.7	$21.5
Additions for current year tax positions	10.8	10.6	6.1
Additions for tax positions of prior years	2.1	2.3	--
Currency fluctuations	--	--	(0.1)
Settlements with taxing authorities	--	--	(5.8)
Balance, end of the period	$47.5	$34.6	$21.7

The difference between the gross uncertain tax position of $47.5 and the liability for unrecognized tax benefits of $45.0 is due to the netting of certain items when calculating the liability for unrecognized tax benefits. This liability, if recognized, would affect the Company’s effective tax rate. It is reasonably possible that the amount of liability for unrecognized tax benefits will change in the next twelve months; however, the Company does not expect the change to have a material impact on the Company’s consolidated financial statements.

The Company completed its U.S. federal income tax examination during 2011 for year 2006 with immaterial adjustments, and with minor exceptions, the Company is currently open to audit by the tax authorities for the seven tax years ending December 31, 2013. There are currently no material income tax audits in progress.

The Company classifies interest and penalties related to income tax as income tax expense. The amount included in the Company’s liability for unrecognized tax benefits for interest and penalties was less than $2.0 as of December 31, 2013 and 2012.

10.   EMPLOYEE RETIREMENT PLANS

The Company sponsors and contributes to a qualified, defined contribution savings and investment plan, covering substantially all U.S. employees. The B/E Aerospace, Inc. Savings Plan was established pursuant to Section 401(k) of the Internal Revenue Code. Under the terms of this plan, covered employees may contribute up to 100% of their pay, limited to certain statutory maximum contributions for 2013. Participants are vested in matching contributions immediately and the matching percentage is 100% of the first 3% of employee contributions and 50% on the next 2% of employee contributions. Total expense for the plan was $11.3, $10.1 and $8.5 for the years ended December 31, 2013, 2012 and 2011. In addition, the Company contributes to the B/E Aerospace, Inc. Hourly Tax-Sheltered Retirement Plan. This plan was established pursuant to Section 401(k) of the Internal Revenue Code and covers certain U.S. union employees. Total expense for the plan was $0.3 for each of the years ended December 31, 2013, 2012 and 2011. The Company also sponsors and contributes to a SERP for certain other employees. The B/E Aerospace, Inc. Deferred Compensation Plan was established pursuant to Section 409A of the Internal Revenue Code. The SERP is an unfunded plan maintained for the purpose of providing deferred compensation for certain employees. This plan allows certain employees to annually elect to defer a portion of their compensation, on a pre-tax basis, until their retirement. The retirement benefit to be provided is based on the amount of compensation deferred. The Company makes cash matching contributions and earnings on deferrals. Compensation expense under this program was $1.7, $1.6 and $1.1 in 2013, 2012 and 2011, respectively. The Company and its subsidiaries participate in government-sponsored programs in certain foreign countries. The Company funds these plans based on legal requirements, tax considerations, local practices and investment opportunities.

11.   STOCKHOLDERS' EQUITY

Earnings Per Share - Basic net earnings per common share is computed using the weighted average of common shares outstanding during the year. Diluted net earnings per common share reflects the potential dilution from assumed conversion of all dilutive securities such as stock options and unvested restricted stock using the treasury stock method. When the effects of the outstanding stock options are anti-dilutive, they are not included in the calculation of diluted earnings per common share. For the years ended December 31, 2013, 2012 and 2011, securities totaling approximately 0.1, 0.3, and 0.5 million shares, respectively, were excluded from the determination of diluted earnings per common share because the effect would have been anti-dilutive.

The following table sets forth the computation of basic and diluted net earnings per share for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
	2013	2012	2011
Numerator: net earnings	$365.6	$233.7	$227.8
Denominator:
Denominator for basic earnings per share -
Weighted average shares (in millions)	103.2	102.2	101.1
Effect of dilutive securities -
Dilutive securities (in millions)	0.7	0.7	0.8
Denominator for diluted earnings per share -
Adjusted weighted average shares (in millions)	103.9	102.9	101.9
Basic net earnings per share	$3.54	$2.29	$2.25
Diluted net earnings per share	$3.52	$2.27	$2.24

Long Term Incentive Plan - The Company has a Long Term Incentive Plan under which the Company’s Compensation Committee may grant stock options, stock appreciation rights, restricted stock, restricted stock units or other forms of equity based or equity related awards.

 During 2013, 2012 and 2011, the Company granted restricted stock to certain members of the Company’s Board of Directors and management. Restricted stock grants vest over four years and are granted at the discretion of the Compensation Committee of the Board of Directors. Certain awards also vest upon attainment of performance goals. Compensation cost is recorded on a straight-line basis over the vesting term of the shares based on the grant date value using the closing trading price. Share based compensation of $23.0, $23.4 and $25.1 was recorded during 2013, 2012, and 2011 respectively. Unrecognized compensation cost related to these grants was $53.6, $50.4, and $49.8 at December 31, 2013, 2012, and 2011, respectively.

The following table summarizes shares of restricted stock that were granted, vested, forfeited and outstanding:

	December 31, 2013			December 31, 2012
			Weighted			Weighted
		Weighted	Average		Weighted	Average
		Average	Remaining		Average	Remaining
	Shares	Grant Date	Vesting Period	Shares	Grant Date	Vesting Period
	(in thousands)	Fair Value	(in years)	(in thousands)	Fair Value	(in years)

Outstanding, beginning of
period	1,646	$37.67	2.52	1,940	$29.08	2.44
Shares granted	342	83.84	--	634	44.13	--
Shares vested	(645)	33.81	--	(827)	23.50	--
Shares forfeited	(95)	37.32	--	(101)	30.87	--
Outstanding, end of period	1,248	52.67	2.37	1,646	37.67	2.52

      During the year ended December 31, 2013, the Company granted 12,081 units of restricted stock. During the years ended December 31, 2012 and 2011, the Company did not grant restricted stock units. During the year ended December 31, 2013, no restricted stock units were forfeited. As of December 31, 2013, the weighted average remaining vesting period for the 12,081 outstanding restricted stock units was 3.17 years.

No stock options were granted during the three years ended December 31, 2013 and no related stock compensation was recognized as all options were fully vested as of December 31, 2006. Outstanding stock options at December 31, 2013, 2012 and 2011 totaled approximately 31,500, 51,000, and 101,000, all of which were exercisable. During the years ended December 31, 2013, 2012 and 2011, 19,525, 45,040 and 26,568 stock options were exercised with an aggregate intrinsic value of $1.1, $1.7 and $0.9, respectively, determined as of the date of option exercise. The aggregate intrinsic value of outstanding options as of December 31, 2013 was $2.4.

12.   EMPLOYEE STOCK PURCHASE PLAN

The Company has established a qualified Employee Stock Purchase Plan, the terms of which allow for qualified employees (as defined in the Plan) to participate in the purchase of designated shares of the Company's common stock at a price equal to 85% of the closing price on the last business day of each semi-annual stock purchase period. The Company issued approximately 101,000, 136,000 and 114,000 shares of common stock during the years ended December 31, 2013, 2012 and 2011, respectively, pursuant to this plan at a weighted average price per share of $61.96, $39.44, and $33.76, respectively.

13.   SEGMENT REPORTING

The Company is organized based on the products and services it offers. The Company’s reportable segments, which are also its operating segments, are comprised of commercial aircraft, consumables management and business jet. Each segment regularly reports its results of operations and makes requests for capital expenditures and acquisition funding to the Company’s chief operational decision-making group. This group is comprised of the Chairman and Chief Executive Officer, the President and Chief Operating Officer  and the Senior Vice President and Chief Financial Officer. Each operating segment has separate management teams and infrastructures dedicated to providing a full range of products and services to their commercial, business jet, military, MRO, aircraft leasing and aircraft manufacturing customers. The Company has not included product line information due to the similarity of commercial aircraft segment (“CAS”) product offerings and the impracticality of determining such information for the consumables management segment (“CMS”).

The following table presents revenues and other financial information by business segment:

	Year Ended December 31, 2013
	Commercial	Consumables	Business
	Aircraft	Management	Jet	Consolidated
Revenues	$1,784.7	$1,280.4	$418.6	$3,483.7
Operating earnings (1)	320.3	240.0	69.0	629.3
Total assets(2)	2,016.5	3,212.8	466.9	5,696.2
Goodwill	394.6	1,086.5	89.9	1,571.0
Capital expenditures(3)	96.5	40.6	17.8	154.9
Depreciation and amortization(3)	50.4	29.8	9.4	89.6

	Year Ended December 31, 2012
	Commercial	Consumables	Business
	Aircraft	Management	Jet	Consolidated
Revenues	$1,551.2	$1,171.0	$363.1	$3,085.3
Operating earnings (1)	271.3	216.7	52.0	540.0
Total assets(2)	1,719.1	3,006.7	380.6	5,106.4
Goodwill	388.4	1,005.8	90.0	1,484.2
Capital expenditures(3)	92.5	22.6	10.3	125.4
Depreciation and amortization(3)	42.3	25.0	7.7	75.0

	Year Ended December 31, 2011
	Commercial	Consumables	Business
	Aircraft	Management	Jet	Consolidated
Revenues	$1,302.0	$943.5	$254.3	$2,499.8
Operating earnings (1)	216.0	183.1	28.9	428.0
Total assets(2)	1,387.0	2,120.2	330.1	3,837.3
Goodwill	384.2	535.4	88.7	1,008.3
Capital expenditures(3)	51.6	17.6	6.8	76.0
Depreciation and amortization(3)	36.0	19.7	6.4	62.1

(1) Operating earnings includes an allocation of corporate IT costs, employee benefits and general and administrative costs based on the proportion of each segment’s systems users, number of employees and sales, respectively.

(2) Corporate assets (including cash and cash equivalents) of $736.8, $599.4 and $304.6 at December 31, 2013, 2012 and 2011, respectively, have been allocated to the above segments in a manner consistent with our corporate expense allocations.

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

The following table presents revenues and operating earnings based on the originating location for the years ended December 31, 2013, 2012 and 2011. Additionally, it presents all identifiable assets related to the operations in each geographic area as of December 31, 2013 and 2012:

	Year Ended December 31,
	2013	2012	2011
Revenues:
Domestic	$2,420.9	$2,230.1	$1,750.2
Foreign	1,062.8	855.2	749.6
	$3,483.7	$3,085.3	$2,499.8

Operating earnings:
Domestic	$367.8	$334.2	$246.9
Foreign	261.5	205.8	181.1
	$629.3	$540.0	$428.0

	December 31,
Identifiable assets:	2013	2012
Domestic	$4,482.7	$3,817.0
Foreign	1,213.5	1,289.4
	$5,696.2	$5,106.4

Revenues by geographic area, based on destination, for the years ended December 31, 2013, 2012, and 2011 were as follows:

	Year Ended December 31,
	2013		2012		2011
		% of		% of		% of
	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues

U.S.	$1,533.3	44.0%	$1,499.5	48.6%	$1,296.4	51.9%
Europe	894.0	25.7%	755.9	24.5%	606.0	24.2%
Asia, Pacific Rim,
Middle East and other	1,056.4	30.3%	829.9	26.9%	597.4	23.9%
	$3,483.7	100.0%	$3,085.3	100.0%	$2,499.8	100.0%

Export revenues from the United States to customers in foreign countries amounted to $1,074.9, $896.4 and $617.7 in the years ended December 31, 2013, 2012 and 2011, respectively.

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

The carrying amounts of cash and cash equivalents (which the Company classifies as Level 1 assets), accounts receivable-trade, and accounts payable represent their respective fair values due to their short-term nature. There was no debt outstanding under the Revolving Credit Facility as of December 31, 2013 and 2012. The fair value of the Company’s senior notes, based on market prices for publicly-traded debt (which the Company classifies as Level 2 inputs), was $2,058.5 and $2,103.8 as of December 31, 2013 and December 31, 2012, respectively.

The fair value information presented herein is based on pertinent information available to management at December 31, 2013 and 2012, respectively. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since those dates, and current estimates of fair value may differ significantly from the amounts presented herein.

15.  SELECTED QUARTERLY DATA (Unaudited)

Summarized quarterly financial data for the years ended December 31, 2013 and December 31, 2012 are as follows:

	Year Ended December 31, 2013
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenues	$842.2	$850.3	$888.1	$903.1
Gross profit	319.1	326.8	342.3	340.7
Net earnings	89.9	92.4	92.7	90.6
Basic net earnings per share (1)	0.87	0.90	0.90	0.88
Diluted net earnings per share (1)	0.87	0.89	0.89	0.87

	Year Ended December 31, 2012
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenues	$747.3	$768.1	$766.7	$803.2
Gross profit	283.5	293.3	288.3	299.0
Net earnings(2)	68.8	71.2	18.5	75.2
Basic net earnings per share (1)	0.67	0.70	0.18	0.73
Diluted net earnings per share (1)	0.67	0.69	0.18	0.73

(1)	Net earnings per share are computed individually for each quarter presented. Therefore, the sum of the quarterly net earnings per share may not necessarily equal the total for the year.

(2)	Third quarter 2012 net earnings reflect debt prepayment costs of $82.1.

16.  SUBSEQUENT EVENTS

In January 2014, the Company acquired LT, an Eagle Ford based provider of rental equipment. In February 2014, the Company acquired Wildcat, a provider of wireline services primarily in the Eagle Ford basin, and also in the Marcellus/Utica basin. The purchase price (all cash) of LT and Wildcat was approximately $255.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011
(In millions)

	Balance
	At				Balance
	Beginning			Write-	At End
	Of			Offs/	Of
	Period	Expenses	Other	Disposals	Period
Deducted From Assets:
Allowance for doubtful accounts:
Year ended December 31, 2013	$12.1	$1.3	$0.4	$3.4	$10.4
Year ended December 31, 2012	8.2	4.8	1.0	1.9	12.1
Year ended December 31, 2011	7.4	1.9	--	1.1	8.2

Reserve for obsolete inventories:
Year ended December 31, 2013	$63.5	$11.2	$--	$10.3	$64.4
Year ended December 31, 2012	49.8	20.7	--	7.0	63.5
Year ended December 31, 2011	45.3	15.9	--	11.4	49.8

Deferred tax asset valuation allowance:
Year ended December 31, 2013	$26.5	$--	$4.6	$--	$31.1
Year ended December 31, 2012	20.1	--	6.4	--	26.5
Year ended December 31, 2011	14.4	--	5.7	--	20.1