Form 10-Q
period 2014-03-31
B/E AEROSPACE INC
filed 2014-04-30
CIK 861361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For The Quarterly Period Ended March 31, 2014

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

The registrant has one class of common stock, $0.01 par value, of which 105,251,914 shares were outstanding as of April 23, 2014.

B/E AEROSPACE, INC.

Form 10-Q for the Quarter Ended March 31, 2014

PART I - FINANCIAL INFORMATION

      ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

B/E AEROSPACE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In Millions, Except Share Data)

	March 31,	December 31,
	2014	2013

ASSETS

Current assets:
Cash and cash equivalents	$384.7	$637.8
Accounts receivable – trade, less allowance for doubtful
accounts ($10.4 at March 31, 2014 and December 31, 2013)	564.0	484.1
Inventories	2,038.5	1,943.8
Deferred income taxes	29.6	29.4
Other current assets	89.3	64.6
Total current assets	3,106.1	3,159.7

Property and equipment, net of accumulated depreciation
($307.2 at March 31, 2014 and $289.0 at December 31, 2013)	516.7	425.7
Goodwill	1,720.7	1,571.0
Identifiable intangible assets	513.2	472.2
Other assets	77.1	67.6
	$5,933.8	$5,696.2

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$438.9	$357.9
Accrued liabilities	545.9	521.2
Total current liabilities	984.8	879.1

Long-term debt	1,959.2	1,959.4
Deferred income taxes	169.4	165.0
Other non-current liabilities	89.5	83.5

Commitments, contingencies and off-balance sheet
arrangements (Note 8)
Stockholders’ equity:
Preferred stock, $0.01 par value; 1.0 million shares
authorized; no shares outstanding	--	--
Common stock, $0.01 par value; 200.0 million shares
authorized; 105.9 million shares issued as of March 31, 2014
and 105.7 million shares issued as of December 31, 2013	1.1	1.1
Additional paid-in capital	1,697.6	1,688.8
Retained earnings	1,032.3	923.3
Accumulated other comprehensive loss	(0.1)	(4.0)
Total stockholders’ equity	2,730.9	2,609.2
	$5,933.8	$5,696.2

See accompanying notes to condensed consolidated financial statements.

B/E AEROSPACE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
AND COMPREHENSIVE INCOME (UNAUDITED)
(In Millions, Except Per Share Data)

	THREE MONTHS ENDED
	MARCH 31,
	2014	2013

Revenues	$1,011.2	$842.2
Cost of sales	634.5	523.1
Selling, general and administrative	123.0	112.2
Research, development and engineering	70.7	53.3

Operating earnings	183.0	153.6

Operating earnings, as percentage
of revenues	18.1%	18.2%

Interest expense	30.6	30.6

Earnings before income taxes	152.4	123.0

Income taxes	43.4	33.1

Net earnings	109.0	89.9

Other comprehensive income:
Foreign currency translation
adjustment and other	3.9	(38.7)
Comprehensive income	$112.9	$51.2

Net earnings per common share:
Basic	$1.05	$0.87
Diluted	$1.05	$0.87

Weighted average common shares:
Basic	103.9	103.1
Diluted	104.3	103.7

See accompanying notes to condensed consolidated financial statements.

B/E AEROSPACE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Millions)

	THREE MONTHS ENDED
	MARCH 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$109.0	$89.9
Adjustments to reconcile net earnings to net cash flows provided by operating activities, net of effects from acquisitions:
Depreciation and amortization	28.1	20.4
Deferred income taxes	4.1	8.4
Non-cash compensation	6.9	6.0
Provision for doubtful accounts	--	0.5
Loss on disposal of property and equipment	0.3	0.7
Tax benefits realized from prior exercises of employee stock options
and restricted stock	(2.4)	(1.9)
Changes in operating assets and liabilities:
Accounts receivable	(68.4)	(88.1)
Inventories	(92.7)	(69.0)
Other current and non-current assets	(33.8)	3.4
Accounts payable and accrued liabilities	105.2	88.9
Net cash provided by operating activities	56.3	59.2

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(56.2)	(37.2)
Acquisitions, net of cash acquired	(256.4)	--
Net cash used in investing activities	(312.6)	(37.2)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock issued	0.1	--
Purchase of treasury stock	(0.1)	(0.1)
Tax benefits realized from prior exercises of employee stock options
and restricted stock	2.4	1.9
Principal payments on long-term debt	--	(0.1)
Net cash provided by financing activities	2.4	1.7

Effect of foreign exchange rate changes on cash and cash equivalents	0.8	(5.9)

Net (decrease) increase in cash and cash equivalents	(253.1)	17.8
Cash and cash equivalents, beginning of period	637.8	513.7
Cash and cash equivalents, end of period	$384.7	$531.5

Supplemental disclosures of cash flow information:
Cash paid during period for:
Interest	$0.8	$0.9
Income taxes	28.4	19.7

Supplemental schedule of noncash investing activities:
Accrued property additions	$8.2	$7.5

See accompanying notes to condensed consolidated financial statements.

B/E AEROSPACE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited - In Millions, Except Per Share Data)

Note 1.          Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. All adjustments which, in the opinion of management, are considered necessary for a fair presentation of the results of operations for the periods shown are of a normal recurring nature and have been reflected in the condensed consolidated financial statements. The results of operations for the periods presented are not necessarily indicative of the results expected for the full fiscal year or for any future period. The information included in these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the B/E Aerospace, Inc. (the “Company”) Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts and related disclosures. Actual results could differ from those estimates.

Note 2.          Recent Accounting Pronouncements

 In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which updated the guidance in ASC Topic 740, Income Taxes. The update was effective for interim periods beginning on or after December 15, 2013, and generally provide guidance for the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. The guidance requires an unrecognized tax benefit to be presented as a decrease in a deferred tax asset where a net operating loss, a similar tax loss, or a tax credit carryforward exists and certain criteria are met. The adoption of ASU 2013-11 did not have a material impact on the Company’s consolidated financial statements.

Note 3.          Business Combinations

In January 2014, we acquired the assets of the LT Energy Services group of companies (“LT”), an Eagle Ford basin based provider of rental equipment, for a net purchase price of approximately $105. In February 2014, we acquired the assets of Wildcat Wireline LLC (“Wildcat”), a provider of wireline services primarily in the Eagle Ford basin, and also in the Marcellus/Utica basin for a net purchase price of approximately $152 (collectively, the “2014 Acquisitions”).

During the third and fourth quarters of 2013, the Company acquired the assets of Blue Dot Energy Services, LLC (“Blue Dot”) and Bulldog Frac Rentals, LLC (“Bulldog”) (collectively, the “2013 Acquisitions”), providers of parts distribution, rental equipment and on-site services to the oil and gas industry, for a net purchase price of $114.6. The acquisitions expand the consumables management segment distribution and logistics business into the oil and gas services industry.

The 2014 Acquisitions and 2013 Acquisitions were accounted for as purchases under FASB ASC 805, Business Combinations (“ASC 805”). The assets purchased and liabilities assumed for the 2014 Acquisitions and 2013 Acquisitions have been reflected in the accompanying consolidated balance sheet as of March 31, 2014 and the results of operations for the 2014 Acquisitions and 2013 Acquisitions are included in the accompanying consolidated statements of earnings from their respective dates of acquisition.

The valuation of certain assets and liabilities is not yet complete, and as such, the Company has not yet finalized its allocation of the purchase prices for the 2014 Acquisitions and 2013 Acquisitions.

The following table summarizes the current estimates of fair values of assets acquired and liabilities assumed in the 2014 Acquisitions and 2013 Acquisitions in accordance with ASC 805, which are currently recorded based on management’s estimates as follows:

	2014 Acquisitions	2013 Acquisitions
Accounts receivable-trade	$11.0	$10.9
Inventories	1.3	3.9
Other current and non-current assets	0.1	0.2
Property and equipment	53.2	34.3
Goodwill	151.9	55.3
Identified intangibles	46.5	20.5
Accounts payable	(3.5)	(9.9)
Other current and non-current liabilities	(4.1)	(0.6)
Total purchase price	$256.4	$114.6

All of the goodwill and other intangible assets related to the 2014 Acquisitions and 2013 Acquisitions is expected to be deductible for tax purposes.

Blue Dot, Bulldog, LT and Wildcat pro forma revenues, net earnings, and net earnings per diluted share as well as post acquisition stand-alone revenues and operating earnings are not material to the Company’s financial statements.

Note 4.          Inventories

Inventories are stated at the lower of cost or market. Cost is determined using FIFO or the weighted average cost method. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs. In accordance with industry practice, costs in inventory include amounts relating to long-term contracts with long production cycles and inventory items with long procurement cycles, some of which are not expected to be realized within one year. Work-in-process inventories include costs and estimated earnings in excess of billings on uncompleted contracts of $115.3 and $107.5 and excess over average costs on long-term contracts of $239.0 and $213.4 as of March 31, 2014 and December 31, 2013, respectively. Finished goods inventories primarily consist of aerospace fasteners. Inventories consist of the following:

	March 31, 2014	December 31, 2013
Purchased materials and component parts	$261.5	$243.4
Work-in-process	512.2	484.0
Finished goods	1,264.8	1,216.4
	$2,038.5	$1,943.8

Note 5.          Goodwill and Intangible Assets

The table below sets forth the intangible assets by major asset class, all of which were acquired through business purchase transactions:

		March 31, 2014
	Useful			Net
	Life	Original	Accumulated	Book
	(Years)	Cost	Amortization	Value
Customer contracts and relationships	8-30	$469.2	$92.0	$377.2
Acquired technologies	5-34	126.8	55.7	71.1
Replacement parts annuity and product approvals	7-22	7.8	6.1	1.7
Technical qualifications, plans and drawings	10-22	17.7	14.9	2.8
Trademarks and patents	3-20	23.1	15.7	7.4
Covenants not to compete	4-5	14.6	2.4	12.2
Trade names	15 - Indefinite	41.5	0.7	40.8
		$700.7	$187.5	$513.2

Amortization expense associated with identifiable intangible assets was approximately $9.1 and $7.7 for the three months ended March 31, 2014 and 2013, respectively. The Company currently expects to recognize amortization expense of approximately $40 in each of the next five fiscal years. The future amortization amounts are estimates. Actual future amortization expense may be different due to future acquisitions, impairments, changes in amortization periods or other factors such as changes in exchange rates for assets acquired outside the United States. The Company expenses costs to renew or extend the term of a recognized intangible asset. Goodwill increased $149.7 during the three months ended March 31, 2014, primarily as a result of our preliminary estimate of goodwill associated with the 2014 Acquisitions, partially offset by foreign currency translations.

Note 6.          Long-Term Debt

As of March 31, 2014, long-term debt consisted of $1,300.0 aggregate principal amount ($1,313.4 inclusive of original issue premium) of its 5.25% Notes, which had an effective yield of approximately 5.0%, and $650.0 aggregate principal amount ($645.8 net of original issue discount) of 6.875% senior unsecured notes due 2020 (the “6.875% Notes). The Company also has a $950.0 revolving credit facility pursuant to an amended and restated credit agreement dated as of August 3, 2012 (the “Revolving Credit Facility”), none of which was drawn at March 31, 2014.

Borrowings under the Revolving Credit Facility bear interest at an annual rate equal to the London interbank offered rate (“LIBOR”) (as defined in the Revolving Credit Facility) plus 200 basis points or Prime (as defined in the Revolving Credit Facility) plus 100 basis points. If drawn, as of March 31, 2014, the rate under the Revolving Credit Facility would have been approximately 2.23%.

Letters of credit outstanding under the Revolving Credit Facility aggregated $8.2 at March 31, 2014 ($6.1 at December 31, 2013).

The Revolving Credit Facility contains an interest coverage ratio financial covenant (as defined therein) that must be maintained at a level greater than 2.0 to 1 and a total leverage ratio covenant (as defined therein) which limits net debt to a 4.25 to 1 multiple of EBITDA (as defined therein). The Revolving Credit Facility is collateralized by substantially all of the Company’s assets and contains customary affirmative covenants, negative covenants and conditions precedent for borrowings, all of which were met as of March 31, 2014.

Note 7.          Fair Value Measurements

All short-term financial instruments are generally carried at amounts that approximate estimated fair value. The fair value is the price at which an asset could be exchanged in a current transaction between knowledgeable, willing parties. Assets measured at fair value are categorized based upon the lowest level of significant input to the valuations.

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

The carrying amounts of cash and cash equivalents (which the Company classifies as Level 1 assets), accounts receivable – trade and accounts payable represent their respective fair values due to their short- term nature. There was no debt outstanding under the Revolving Credit Facility as of March 31, 2014. The fair value of the Company’s senior notes, based on market prices for publicly-traded debt (which the Company classifies as Level 2 inputs), was $2,049.3 and $2,058.5 as of March 31, 2014 and December 31, 2013, respectively.

Note 8.          Commitments, Contingencies and Off-Balance Sheet Arrangements

Lease Commitments – The Company finances its use of certain facilities and equipment under committed lease arrangements provided by various institutions. Since the terms of these arrangements meet the accounting definition of operating lease arrangements, the aggregate sum of future minimum lease payments is not reflected on the condensed consolidated balance sheets. At March 31, 2014, future minimum lease payments under these arrangements approximated $312.6, the majority of which related to long-term real estate leases.

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

Compensation cost generally is recognized on a straight-line basis over the vesting period of the shares. Share-based compensation of $6.4 and $5.5 was recognized during the three months ended March 31, 2014 and 2013, respectively, related to the equity grants made pursuant to the LTIP. Unrecognized compensation expense related to equity grants, including the estimated impact of any future forfeitures, was $60.0 at March 31, 2014.

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

The Company evaluates segment performance based on segment operating earnings or losses. Each segment regularly reports its results of operations and makes requests for capital expenditures and acquisition funding to the Company’s chief operating decision-making group. This group is comprised of the Chairman and Co-Chief Executive Officer, the President and Co-Chief Executive Officer, and the Senior Vice President and Chief Financial Officer. Each operating segment has separate management teams and infrastructures dedicated to providing a full range of products and services to their commercial, business jet, military, MRO, aircraft leasing, aircraft manufacturing and logistics customers.

The Company has not included product line information due to the similarity of commercial aircraft segment product offerings and the impracticality of determining such information and the similarity of the product offerings and services for the consumables management segment.

                The following table presents revenues and operating earnings by reportable segment:

	THREE MONTHS ENDED
	MARCH 31,
	2014	2013
Revenues
Commercial aircraft	$523.4	$420.0
Consumables management	366.6	326.7
Business jet	121.2	95.5
	$1,011.2	$842.2

Operating earnings (1)
Commercial aircraft	$93.1	$74.2
Consumables management	68.8	64.8
Business jet	21.1	14.6
	183.0	153.6
Interest expense	30.6	30.6
Earnings before income taxes	$152.4	$123.0

(1)	Operating earnings include an allocation of corporate IT costs, employee benefits and general and administrative costs based on the proportion of each segment’s systems users, number of employees and sales, respectively.

                The following table presents capital expenditures by reportable segment:

	THREE MONTHS ENDED
	MARCH 31,
	2014	2013

Commercial aircraft	$26.4	$24.0
Consumables management	23.6	9.7
Business jet	6.2	3.5
	$56.2	$37.2

                Corporate capital expenditures have been allocated to the above segments in a manner consistent with our corporate expense allocations.

                The following table presents goodwill by reportable segment:

	March 31,	December 31,
	2014	2013

Commercial aircraft	$394.9	$394.6
Consumables management	1,235.9	1,086.5
Business jet	89.9	89.9
	$1,720.7	$1,571.0

                The following table presents total assets by reportable segment:

	March 31,	December 31,
	2014	2013

Commercial aircraft	$1,986.2	$2,016.5
Consumables management	3,486.9	3,212.8
Business jet	460.7	466.9
	$5,933.8	$5,696.2

         Corporate assets (including cash and cash equivalents) of $551.4 and $736.8 at March 31, 2014 and December 31, 2013, respectively, have been allocated to the above segments in a manner consistent with our corporate expense allocations.

Note 11.        Net Earnings Per Common Share

Basic net earnings per common share is computed using the weighted average common shares outstanding during the period. Diluted net earnings per common share is computed by using the weighted average common shares outstanding including the dilutive effect of stock options, shares issued under the Employee Stock Purchase Plan and restricted shares based on an average share price during the period. For the three months ended March 31, 2014 and 2013, approximately 0.0 and 0.1 shares of the Company’s common stock, respectively, were excluded from the determination of diluted earnings per common share because their effect would have been anti-dilutive. The computations of basic and diluted earnings per share for the three months ended March 31, 2014 and 2013, respectively, are as follows:

	THREE MONTHS ENDED
	MARCH 31,
	2014	2013
Net earnings	$109.0	$89.9

Basic weighted average common shares	103.9	103.1
Effect of dilutive stock options and
employee stock purchase plan shares	--	0.1
Effect of restricted shares issued	0.4	0.5
Diluted weighted average common shares	104.3	103.7

Basic net earnings per common share	$1.05	$0.87
Diluted net earnings per common share	$1.05	$0.87

Note 12.        Accounting for Uncertainty in Income Taxes

In accordance with FASB ASC 740, Income Taxes (“ASC 740”), the Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. As of March 31, 2014 and December 31, 2013, the Company had $45.9 and $45.0, respectively, of net unrecognized tax benefits. This liability, if recognized, would affect the Company’s effective tax rate. The Company is currently open to audit by the tax authorities for the seven tax years ended December 31, 2013. There are currently no material income tax audits in progress.

The Company classifies interest and penalties related to income tax as income tax expense. The amount included in the Company’s liability for unrecognized tax benefits for interest and penalties was less than $2.0 as of March 31, 2014 and December 31, 2013.

Note 13.        Subsequent Events

In April 2014, the Company acquired the assets of the Vision Oil Tools, LLC group of companies (“Vision”), a provider for our CMS business of oilfield rental equipment and services. Vision establishes a new geographical base of operations in the North Dakota (Williston/Bakken) and Rocky Mountain regions. The purchase price is expected to be approximately $140 with the potential for an additional $35 in 2015 if certain 2014 financial results are achieved.  Given the recent timing of the Vision acquisition, the Company has not yet completed the initial accounting and accordingly, has not included all the required disclosures for business combinations in these financial statements.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS
                  (In Millions, Except Per Share Data)

OVERVIEW

The following discussion and analysis addresses the results of our operations for the three months  ended March 31, 2014, as compared to our results of operations for the three months ended March 31, 2013. In addition, the discussion and analysis addresses our liquidity, financial condition and other matters for these periods.

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

Revenues by reportable segment for the three months ended March 31, 2014 and March 31, 2013, respectively, were as follows:

	THREE MONTHS ENDED MARCH 31,
	2014		2013
	Revenues	% of Revenues	Revenues	% of Revenues
Commercial aircraft	$523.4	51.8%	$420.0	49.9%
Consumables management	366.6	36.2%	326.7	38.8%
Business jet	121.2	12.0%	95.5	11.3%
Total revenues	$1,011.2	100.0%	$842.2	100.0%

Revenues by geographic area (based on destination) for the three months ended March 31, 2014 and March 31, 2013, respectively, were as follows:

	THREE MONTHS ENDED MARCH 31,
	2014		2013
		% of		% of
	Revenues	Revenues	Revenues	Revenues
United States	$448.0	44.3%	$397.8	47.2%
Europe	256.7	25.4%	208.1	24.7%
Asia, Pacific Rim,
Middle East and Other	306.5	30.3%	236.3	28.1%
Total revenues	$1,011.2	100.0%	$842.2	100.0%

Revenues from our domestic and foreign operations for the three months ended March 31, 2014 and March 31, 2013, respectively, were as follows:

	THREE MONTHS ENDED MARCH 31,
	2014	2013
Domestic	$719.0	$586.2
Foreign	292.2	256.0
Total revenues	$1,011.2	$842.2

New product development is a strategic initiative for us. Our customers regularly request that we engage in new product development and enhancement activities. We believe these activities protect and enhance our leadership position. We believe our investments in research and development over the past several years have been a driving force behind our ongoing market share gains and the growth of our record backlog. Research, development and engineering spending was approximately 7% of sales during the first quarter of 2014. We expect research and development expenditures of approximately 6.5% of revenues for the next several years.

We also believe in providing our businesses with the tools required to remain competitive. In that regard, we have invested, and will continue to invest, in property and equipment that enhances our productivity. Taking into consideration recent program awards to deliver multi-year programs for various Boeing and Airbus aircraft, our targeted capacity utilization levels, recent acquisitions and current industry conditions, we expect that our capital expenditures will be approximately $180 - $190 during 2014.

Global air travel continues to expand at a very healthy rate. February 2014 year-to-date global traffic has strongly increased 6.9%. Year-to-date capacity is up 6.0% resulting in global load factors remaining near all-time highs. The International Air Transport Association (“IATA”)  expects 2014 full year traffic growth of approximately 5.8%, and expects capacity growth of approximately 5.0%. Strong traffic growth, record load factors, and record yields are helping to drive record profitability for the global airline industry. In March, IATA updated its 2014 forecast for global airline profits. For 2014, IATA expects profits to be up approximately 45% to almost $19 billion. This year is expected to be an unprecedented fifth successive year of solid profitability for the global airline industry.

The aerospace cycle is being driven by continued growth in global passenger travel, attendant increases in capacity, and an unprecedented period of profitability for the global airline industry. Boeing and Airbus continue to increase their production rates supported by record backlogs in excess of 10,500 aircraft.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2014,
COMPARED TO THREE MONTHS ENDED MARCH 31, 2013
($ in Millions, Except Backlog and Per Share Data)

	REVENUES
	Three Months Ended March 31,
			Percent
	2014	2013	Change
Commercial aircraft	$523.4	$420.0	24.6%
Consumables management	366.6	326.7	12.2%
Business jet	121.2	95.5	26.9%
Total revenues	$1,011.2	$842.2	20.1%

Revenues for the first quarter of 2014 of $1,011.2 increased $169.0, or 20.1%, as compared with the same period of the prior year.

Cost of sales for the first quarter of 2014 was $634.5, or 62.7% of sales, as compared with cost of sales of $523.1, or 62.1% of sales in the same period of the prior year. The increase in cost of sales is due to the 20.1% increase in revenues, offset by our ongoing manufacturing, engineering and program management continuous improvement initiatives and product mix.

Selling, general and administrative (“SG&A”) expense for the first quarter of 2014 was $123.0, or 12.2% of sales, as compared with SG&A expense of $112.2, or 13.3% of sales in the same period of the prior year. The higher level of SG&A expense was due to the 20.1% increase in revenues and $2.2 of transaction costs in the current year, offset by ongoing cost reduction initiatives. SG&A as a percentage of sales declined year-over-year for the reasons set forth above and operating leverage at the higher revenue level.

Research, development and engineering (“R&D”) expense for the first quarter of 2014 was $70.7, or 7.0% of sales, as compared with $53.3, or  6.3% of sales, in the same period of the prior year. The $17.4, or 32.6%, increase in R&D spending is primarily due to new product development activities geared towards potential new long-term supplier furnished equipment (“SFE”) programs in our commercial aircraft segment associated with our $8.9 billion backlog ($3.9 billion booked and $5.0 billion awarded but unbooked).

Operating earnings for the first quarter of 2014 of $183.0 increased 19.1% on the aforementioned 20.1% increase in revenues. Operating margin was 18.1% and decreased 10 basis points as compared with the same period of the prior year. The decrease in operating margin in the current period was primarily due to $2.2 of acquisition costs (none in the prior year period).

Interest expense in the current period of $30.6 was flat compared to the same period of the prior year.

Earnings before income taxes for the first quarter of 2014 of $152.4 increased by $29.4, or 23.9%, as compared with the same period of the prior year as a result of a $29.4 increase in operating earnings.

Income tax expense in the first quarter of 2014 of $43.4, or 28.5% of earnings before income taxes, increased by $10.3 as compared with income tax expense for the same period of the prior year of $33.1. Our tax rate in the 2013 period was 160 basis points lower than the current year primarily due to the timing of the adoption of the 2012 R&D credit in the first quarter of 2013.

First quarter 2014 net earnings and earnings per diluted share were $109.0 and $1.05 per share, increases of 21.2% and 20.7%, respectively, as compared with the prior year period.

Bookings during the first quarter of 2014 were approximately $1.1 billion, representing a book-to-bill ratio of approximately 1.1 to 1. Booked backlog at March 31, 2014 stood at approximately $3.9 billion as compared with $3.8 billion at March 31, 2013 and December 31, 2013. We believe the quality of our backlog has continued to improve consistent with, and as evidenced by, the ongoing expansion in our operating margins.

Segment Results

The following is a summary of operating earnings by segment:

	OPERATING EARNINGS
	Three Months Ended March 31,
			Percent
	2014	2013	Change
Commercial aircraft	$93.1	$74.2	25.5%
Consumables management	68.8	64.8	6.2%
Business jet	21.1	14.6	44.5%
Total operating earnings	$183.0	$153.6	19.1%

First quarter 2014 commercial aircraft segment (“CAS”) revenues of $523.4 increased 24.6% as compared with the prior year period. CAS first quarter 2014 operating earnings of $93.1 increased 25.5% and operating margin of 17.8% expanded 10 basis points.

First quarter 2014 consumables management segment (“CMS”) revenues of $366.6 increased 12.2% while operating earnings of $68.8 increased 6.2%, and operating margin of 18.8%, reflecting $2.2 of current period acquisition costs and the 2013 and 2014 acquisitions.

First quarter 2014 business jet segment revenues of $121.2 increased 26.9% while operating earnings of $21.1 increased 44.5% as compared with the prior year period. Operating margin of 17.4% expanded 210 basis points as compared with the prior year period, reflecting an improved mix of revenues and ongoing operational efficiency initiatives.

LIQUIDITY AND CAPITAL RESOURCES

Current Financial Condition

As of March 31, 2014, our net debt-to-net capital ratio was 36.6%. Net debt was $1,574.5, which represented total debt of $1,959.2, less cash and cash equivalents of $384.7. At March 31, 2014, net capital (total debt plus total stockholders’ equity less cash and cash equivalents) was $4,305.4. As of March 31, 2014, long-term debt primarily consisted of $1,300.0 aggregate principal amount ($1,313.4 inclusive of original issue premium) of our 5.25% Senior Unsecured Notes due 2022 (the “5.25% Notes”) and $650.0 aggregate principal amount ($645.8 net of original issue discount) of our 6.875% Senior Unsecured Notes due 2020 (the “6.875% Notes”). We also have a five-year $950.0 Revolving Credit Facility (the “Revolving Credit Facility”) pursuant to an amended and restated credit agreement dated as of August 3, 2012 (the “Revolving Credit Facility Agreement”). At March 31, 2014 there were no amounts outstanding under the Revolving Credit Facility. Cash on hand at March 31, 2014 decreased by $253.1 as compared with cash on hand at December 31, 2013 primarily as a result of cash flows from operating activities of $56.3 less capital expenditures of $56.2, and net expenditures for acquisitions of $256.4. In addition, the substantial majority of our cash is held within the United States, and all of our foreign cash may be brought back into the United States in a tax efficient manner. Our liquidity requirements consist of working capital needs, ongoing capital expenditures and payments of interest and principal on our indebtedness. Our primary requirements for working capital are directly related to the level of our operations.

Working capital as of March 31, 2014 was $2,121.3, a decrease of $159.3 as compared with working capital at December 31, 2013. As of March 31, 2014, total current assets decreased by $53.6 and total current liabilities increased by $105.7. Total current assets decreased primarily as a result of cash used to fund the 2014 Acquisitions, offset by a $79.9 increase in accounts receivable and a $94.7 increase in inventories to support future revenue growth. The increase in total current liabilities was primarily due to an $81.0 increase in accounts payable due to the higher level of business activity.

Cash Flows

As of March 31, 2014, our cash and cash equivalents were $384.7 as compared to $637.8 at December 31, 2013. Cash generated from operating activities was $56.3 for the three months ended March 31, 2014, as compared to $59.2 in the same period in the prior year, reflecting the 20.1% increase in revenues and a corresponding 5.6% increase in working capital, (net of cash and exclusive of the impact of acquisitions). The primary sources of cash from operations during the three months ended March 31, 2014 were net earnings of $109.0, plus depreciation and amortization of $28.1, non-cash compensation of $6.9, a decrease in deferred income taxes of $4.1 and an increase in accounts payable and accrued liabilities of $105.2. Offsetting these sources of cash were an increase in accounts receivable of $68.4 as a result of the 20.1% increase in revenues and a $92.7 increase in inventories to support our record backlog.

Capital Spending

Our capital expenditures were $56.2 and $37.2 during the three months ended March 31, 2014 and 2013, respectively. We expect capital expenditures of approximately $180 - $190 during 2014. These capital expenditures are needed to support our record total backlog of approximately $8.9 billion ($3.9 booked and $5.0 awarded but unbooked), to support the 2013 Acquisitions and 2014 Acquisitions, which are experiencing double digit increases in demand. Our capital spending also takes into consideration our targeted capacity utilization levels, and current industry conditions. We have, in the past, generally funded our capital expenditures with cash from operations and funds available to us under revolving bank credit facilities. We expect to fund future capital expenditures from cash on hand, from operations and from funds available to us under the Revolving Credit Facility.

Outstanding Debt and Other Financing Arrangements

Long-term debt at March 31, 2014 totaled $1,959.2 and consisted of our 5.25% Notes and our 6.875% Notes.

We also have a five-year, $950.0 Revolving Credit Facility, which provides an option to request additional incremental revolving credit borrowing capacity and incremental term loans, in each case upon the satisfaction of certain customary terms and conditions. At March 31, 2014, there were no amounts outstanding under the Revolving Credit Facility.

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

The Revolving Credit Facility Agreement contains an interest coverage ratio financial covenant (as defined therein) that must be maintained at a level greater than 2.0 to 1. The Revolving Credit Facility Agreement also contains a total leverage ratio covenant (as defined therein) which limits net debt to a 4.25 to 1 multiple of EBITDA (as defined therein). The Revolving Credit Facility Agreement contains customary affirmative covenants, negative covenants, and conditions precedent for borrowings, all of which were met as of March 31, 2014.

Contractual Obligations

The following table reflects our contractual obligations and commercial commitments as of March 31, 2014. Commercial commitments include lines of credit, guarantees and other potential cash outflows resulting from a contingent event that requires performance by us or our subsidiaries pursuant to a funding commitment.

Contractual Obligations	2014	2015	2016	2017	2018	Thereafter	Total
Long-term debt and other non-current liabilities (1)	$-	$4.6	$3.3	$3.6	$3.1	$1,988.2	$2,002.8
Operating leases	32.5	40.4	37.9	34.4	30.3	137.1	312.6
Purchase obligations (2)	3.3	0.6	-	-	-	-	3.9
Future interest payments on outstanding debt (3)	115.7	116.5	116.5	116.5	116.5	332.4	914.1
Total	$151.5	$162.1	$157.7	$154.5	$149.9	$2,457.7	$3,233.4

Commercial Commitments
Letters of credit	$8.2	--	--	--	--	--	$8.2

(1)
Our liability for unrecognized tax benefits of $45.9 at March 31, 2014 has been omitted from the above table because we cannot determine with certainty when this liability will be settled. It is reasonably possible that the amount of liability for unrecognized tax benefits will change in the next twelve months; however, we do not expect the change to have a significant impact on our consolidated financial statements.

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

Off-Balance Sheet Arrangements

Lease Arrangements

We finance our use of certain equipment under committed lease arrangements provided by various financial institutions. Since the terms of these arrangements meet the accounting definition of operating lease arrangements, the aggregate sum of future minimum lease payments is not reflected in our condensed consolidated balance sheets. Our aggregate future minimum lease payments under these arrangements total approximately $312.6 at March 31, 2014.

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

Critical Accounting Policies

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. We believe that our critical accounting policies are limited to those described in the Critical Accounting Policies section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. There have been no changes to our critical accounting policies since December 31, 2013.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, (the “Exchange Act”). Forward-looking statements can be identified by the use of words such as “believe,” “expect,” “expectations,” “plans,” “strategy,” “prospects,” “estimate,” “project,” “target,” “anticipate,” “will,” “should,” “see,” “guidance,” “confident” and other words of similar meaning in connection with a discussion of future operating or financial performance. Forward-looking statements include, but are not limited to, all statements that do not relate solely to historical or current facts, including statements regarding acquisitions, the expected benefits derived from acquisitions, implementation and expected benefits of lean manufacturing and continuous improvement plans, our dealings with customers and partners, the consolidation of facilities, reduction of our workforce, integration of acquired businesses, ongoing capital expenditures, our ability to grow our business, the impact of the large number of grounded aircraft on demand for our products and our underlying assets, the adequacy of funds to meet our capital requirements, the ability to refinance our indebtedness, if necessary, the reduction of debt, the potential impact of new accounting pronouncements, and the impact on our business of the decreases in passenger traffic and the size of the airline fleet. Such forward-looking statements include risks and uncertainties and our actual experience and results may differ materially from the experience and results anticipated in such statements. Factors that might cause such a difference include those discussed in our filings with the SEC, under the heading "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 as well as future events that may have the effect of reducing our available operating income and cash balances, such as unexpected operating losses, the impact of rising fuel prices on our airline customers, outbreaks in national or international hostilities, terrorist attacks, prolonged health and environmental issues which reduce air travel demand, delays in, or unexpected costs associated with, the integration of our acquired businesses, conditions in the airline industry, conditions in the business jet industry, regulatory developments, litigation costs, problems meeting customer delivery requirements, our success in winning new or expected refurbishment contracts from customers, capital expenditures, increased leverage, possible future acquisitions, facility closures, product transition costs, labor disputes involving us, our significant customers or airframe manufacturers, the impact of a prolonged global recession, the possibility of a write-down of intangible assets, delays or inefficiencies in the introduction of new products, fluctuations in currency exchange rates or our inability to properly manage our rapid growth.

Except as required under the federal securities laws and rules and regulations of the SEC, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented herein. These statements should be considered only after carefully reading the risk factors and the other information in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and this entire quarterly report on Form 10-Q.

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

From time to time, we and our foreign subsidiaries may enter into foreign currency exchange contracts to manage risk on transactions conducted in foreign currencies. At March 31, 2014, we had no outstanding forward currency exchange contracts. In addition, we have not entered into any other derivative financial instruments.

Interest Rates – As of March 31, 2014, we have no adjustable rate debt outstanding. We do not engage in transactions intended to hedge our exposure to changes in interest rates.

As of March 31, 2014, we maintained a portfolio of cash and securities consisting mainly of taxable, interest-bearing deposits with weighted average maturities of less than three months. If short-term interest rates were to increase or decrease by 10%, we estimate interest income would increase or decrease by less than $0.1.

ITEM 4.    CONTROLS AND PROCEDURES

   Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officers and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act), as of March 31, 2014. Based upon that evaluation, the Chief Executive Officers and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

   Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the first quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit 10(iii) - Management Contracts and Executive Compensation Plans, Contracts and Arrangements

10.1	First Amendment to Amended And Restated Employment Agreement for Ryan M. Patch
dated as of April 29, 2014

Exhibit 31 - Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

31.3	Certification of Chief Financial Officer

Exhibit 32 - Section 1350 Certifications

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

32.3	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

Exhibit 101 – Interactive Data Files

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

B/E AEROSPACE, INC.

Date: April 30, 2014	By:	/s/ Amin J. Khoury
Amin J. Khoury
Chairman and
Co-Chief Executive Officer

Date: April 30, 2014	By:	/s/ Werner L. Lieberherr
Werner L. Lieberherr
President and
Co-Chief Executive Officer

Date: April 30, 2014	By:	/s/ Thomas P. McCaffrey
Thomas P. McCaffrey
Senior Vice President and
Chief Financial Officer