Form 10-Q
period 2014-06-30
B/E AEROSPACE INC
filed 2014-07-30
CIK 861361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For The Quarterly Period Ended June 30, 2014

Commission File No. 0-18348

B/E AEROSPACE, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	06-1209796
(State of Incorporation)	(I.R.S. Employer Identification No.)

1400 Corporate Center Way
Wellington, Florida 33414-2105
(Address of principal executive offices)

(561) 791-5000
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES☒ NO☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act: Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer (do not check if a smaller reporting company) ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The registrant has one class of common stock, $0.01 par value, of which 105,302,650 shares were outstanding as of July 23, 2014.

B/E AEROSPACE, INC.

Form 10-Q for the Quarter Ended June 30, 2014

Table of Contents

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

B/E AEROSPACE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In Millions, Except Share Data)

	June 30,	December 31,
	2014	2013

ASSETS

Current assets:
Cash and cash equivalents	$216.5	$637.8
Accounts receivable – trade, less allowance for doubtful
accounts ($10.8 at June 30, 2014 and $10.4 at December 31, 2013)	676.2	484.1
Inventories	2,133.1	1,943.8
Deferred income taxes	31.5	29.4
Other current assets	91.8	64.6
Total current assets	3,149.1	3,159.7

Property and equipment, net of accumulated depreciation
($331.5 at June 30, 2014 and $289.0 at December 31, 2013)	658.8	425.7
Goodwill	2,297.1	1,571.0
Identifiable intangible assets, net of accumulated amortization
($198.2 at June 30, 2014 and $179.8 at December 31, 2013)	666.1	472.2
Other assets	77.3	67.6
	6,848.4	5,696.2

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$443.9	$357.9
Accrued liabilities	650.6	521.2
Total current liabilities	1,094.5	879.1

Long-term debt	2,627.0	1,959.4
Deferred income taxes	176.7	165.0
Other non-current liabilities	91.6	83.5

Commitments, contingencies and off-balance sheet
arrangements (Note 8)
Stockholders’ equity:
Preferred stock, $0.01 par value; 1.0 million shares
authorized; no shares outstanding	--	--
Common stock, $0.01 par value; 200.0 million shares
authorized; 105.9 million shares issued as of June 30, 2014
and 105.7 million shares issued as of December 31, 2013	1.1	1.1
Additional paid-in capital	1,711.3	1,688.8
Retained earnings	1,140.9	923.3
Accumulated other comprehensive income (loss)	5.3	(4.0)
Total stockholders’ equity	2,858.6	2,609.2
	$6,848.4	$5,696.2

See accompanying notes to condensed consolidated financial statements

B/E AEROSPACE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
AND COMPREHENSIVE INCOME (UNAUDITED)
(In Millions, Except Per Share Data)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2014	2013	2014	2013

Revenues	$1,089.5	$850.3	$2,100.7	$1,692.5
Cost of sales	682.9	523.5	1,317.4	1,046.6
Selling, general and administrative	150.3	117.3	273.3	229.5
Research, development and engineering	71.0	50.8	141.7	104.1

Operating earnings	185.3	158.7	368.3	312.3

Operating earnings, as percentage
of revenues	17.0%	18.7%	17.5%	18.5%

Interest expense	31.7	30.5	62.3	61.1

Earnings before income taxes	153.6	128.2	306.0	251.2

Income taxes	45.0	35.8	88.4	68.9

Net earnings	108.6	92.4	217.6	182.3

Other comprehensive income (loss):
Foreign currency translation
adjustment and other	5.4	7.7	9.3	(31.0)
Comprehensive income	$114.0	$100.1	$226.9	$151.3

Net earnings per common share:
Basic	$1.05	$0.90	$2.09	$1.77
Diluted	$1.04	$0.89	$2.08	$1.76

Weighted average common shares:
Basic	103.9	103.1	103.9	103.1
Diluted	104.5	103.9	104.4	103.8

See accompanying notes to condensed consolidated financial statements.

B/E AEROSPACE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Millions)

	SIX MONTHS ENDED
	JUNE 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$217.6	$182.3
Adjustments to reconcile net earnings to net cash flows provided by operating activities, net of effects from acquisitions:
Depreciation and amortization	63.0	42.5
Deferred income taxes	7.3	18.6
Non-cash compensation	14.2	11.8
Provision for doubtful accounts	0.6	0.9
Loss on disposal of property and equipment	0.1	0.8
Tax benefits realized from prior exercises of employee stock options
and restricted stock	(4.8)	(3.8)
Changes in operating assets and liabilities:
Accounts receivable	(128.1)	(68.7)
Inventories	(158.6)	(124.5)
Other current and non-current assets	(30.3)	(3.9)
Accounts payable and accrued liabilities	86.7	73.4
Net cash provided by operating activities	67.7	129.4

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(122.7)	(67.8)
Acquisitions, net of cash acquired	(1,042.7)	(3.5)
Net cash used in investing activities	(1,165.4)	(71.3)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock issued	3.7	3.3
Purchase of treasury stock	(0.1)	(0.4)
Tax benefits realized from prior exercises of employee stock options
and restricted stock	4.8	3.8
Principal payments on long-term debt	-	(0.3)
Borrowings on line of credit	668.0	-
Debt origination costs	(1.9)	-
Net cash provided by financing activities	674.5	6.4

Effect of foreign exchange rate changes on cash and cash equivalents	1.9	(5.8)

Net (decrease) increase in cash and cash equivalents	(421.3)	58.7
Cash and cash equivalents, beginning of period	637.8	513.7
Cash and cash equivalents, end of period	$216.5	$572.4

Supplemental disclosures of cash flow information:
Cash paid during period for:
Interest	$57.5	$59.1
Income taxes	93.7	45.9

Supplemental schedule of noncash investing activities:
Accrued property additions	$9.4	$11.7
Contingent consideration	102.0	-

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

Note 2.                   Recent Accounting Pronouncements

 In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-12, Compensation-Stock Compensation, which updated the guidance in ASC Topic 718, Compensation – Stock Compensation. The update is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. As indicated in the definition of vest, the stated vesting period (which includes the period in which the performance target could be achieved) may differ from the requisite service period. The adoption of ASU 2014-12 is not expected to have a material impact on the Company’s consolidated financial statements.

   In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers, which updated the guidance in ASC Topic 606, Revenue Recognition. The amendments in this update are effective for annual reporting periods beginning after December 15, 2016. Early application is not permitted. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should identify the contract(s) with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract and recognize revenue when (or as) the entity satisfies a performance obligation. The Company is currently evaluating the impact this guidance will have on its consolidated financial condition, results of operations, cash flows and disclosures and is currently unable to estimate the impact of adopting this guidance.

In April 2014, FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment, which updated the guidance in ASC Topic 360, Property, Plant and Equipment. The updated guidance is effective prospectively for years beginning on or after December 15, 2014, with early application permitted. The amendments in this update change the requirements for reporting discontinued operations in Subtopic 205-20. Under this updated guidance, a discontinued operation will include a disposal of a major part of an entity’s operations and financial results such as a separate major line of business or a separate major geographical area of operations. The guidance raises the threshold to be a major operation but no longer precludes discontinued operations presentation where there is significant continuing involvement or cash flows with a disposed component of an entity. The guidance expands disclosures to include cash flows where there is significant continuing involvement with a discontinued operation and the pre-tax profit or loss of disposal transactions not reported as discontinued operations. The adoption of ASU 2014-08 is not expected to have a material impact on the Company’s consolidated financial statements.

In July 2013, FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which updated the guidance in ASC Topic 740, Income Taxes. The update was effective for interim periods beginning on or after December 15, 2013, and generally provides guidance for the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. The guidance requires an unrecognized tax benefit to be presented as a decrease in a deferred tax asset where a net operating loss, a similar tax loss, or a tax credit carryforward exists and certain criteria are met. The adoption of ASU 2013-11 did not have a material impact on the Company’s consolidated financial statements.

Note 3.                  Business Combinations

       Energy Services Acquisitions

In April 2014, the Company acquired the assets of the Vision Oil Tools, LLC group of companies (“Vision”), a provider of technical services and associated rental equipment and logistics services to the energy sector. Vision establishes a new geographical base of operations in the North Dakota (Williston/Bakken) and Rocky Mountain regions. The purchase price was $140.0 with the potential for an additional $35.0 in 2015 if Vision generates its planned 2014 EBITDA. The Company has performed an assessment of the progress to date and determined it is likely that Vision will achieve this amount, and accordingly has recorded the $35.0 as a liability as of June 30, 2014. During the second quarter, the Company also completed a bolt-on acquisition, which provides technical services, associated logistic services and rental equipment to the energy sector in the Eagle Ford and Permian basins. The purchase price was $70.7 with the potential for an additional $67.0 based on achieving 2014 planned EBITDA. The Company has performed an assessment of the results to date and determined it is likely that such amount will be realized and accordingly, has recorded the $67.0 as a liability as of June 30, 2014. The Company also completed one additional bolt-on acquisition engaged in manufacturing and rental of equipment in the Marcellus/Utica basin for approximately $45.0. In January 2014, the Company acquired the assets of the LT Energy Services group of companies (“LT”), an Eagle Ford basin provider of rental equipment, for a net purchase price of approximately $102.5. In February 2014, the Company acquired the assets of Wildcat Wireline LLC (“Wildcat”), a provider of wireline services primarily in the Eagle Ford basin, and also in the Marcellus/Utica basin, for a net purchase price of approximately $153.4.

During the third and fourth quarters of 2013, the Company acquired the assets of Blue Dot Energy Services, LLC (“Blue Dot”) and Bulldog Frac Rentals, LLC (“Bulldog”), providers of technical services and associated rental equipment and logistics services to the energy sector, for a net purchase price of $114.0.

All of the aforementioned acquisitions are included in the consumables management segment and collectively referred to as the “Energy Services Acquisitions”.

Manufacturing Acquisitions

In June 2014, the Company acquired the outstanding shares of the EMTEQ, Inc. group of companies, a domestic provider of aircraft interior and exterior lighting systems, as well as aircraft cabin management and power systems for a purchase price of $256.3, net of cash acquired. The Company also acquired the outstanding shares of the F+E Fischer + Entwicklungen GmbH & Co. KG group of companies (“Fischer”) a leading Europe-based manufacturer of seating products for civilian helicopters for a purchase price of $212.3, net of cash acquired. During the second quarter, the Company also acquired one smaller business based in Europe for a purchase price of $63.0, net of cash acquired. These acquisitions are included in the business jet segment and collectively referred to as the “Manufacturing Acquisitions.”

The Energy Services Acquisitions and Manufacturing Acquisitions were accounted for as purchases under FASB ASC 805, Business Combinations (“ASC 805”). The assets purchased and liabilities assumed for the Energy Services Acquisitions and Manufacturing Acquisitions have been reflected in the accompanying consolidated balance sheet as of June 30, 2014, and the results of operations for the Energy Services Acquisitions and Manufacturing Acquisitions are included in the accompanying consolidated statements of earnings from their respective dates of acquisition.

The valuation of certain assets, principally intangible assets, is not yet complete, and as such, the Company has not yet finalized its allocation of the purchase prices for the Energy Services Acquisitions and Manufacturing Acquisitions.

The following table summarizes the current estimates of fair values of assets acquired and liabilities assumed in the Energy Services Acquisitions in accordance with ASC 805, which are currently recorded based on management’s estimates as follows:

	2014	2013
Accounts receivable-trade	$36.8	$10.9
Inventories	1.7	3.9
Other current and non-current assets	2.5	0.2
Property and equipment	141.5	34.3
Goodwill	333.1	54.7
Identified intangibles	109.0	20.5
Accounts payable	(6.8)	(9.9)
Other current and non-current liabilities	(106.2)	(0.6)
Total purchase price	$511.6	$114.0

All of the goodwill and other intangible assets related to the Energy Services Acquisitions are expected to be deductible for tax purposes.

The following table summarizes the current estimates of fair values of assets acquired and liabilities assumed in the Manufacturing Acquisitions in accordance with ASC 805, which are currently recorded based on management’s estimates as follows:

	Domestic	Foreign
Accounts receivable-trade	$12.5	$12.8
Inventories	17.3	8.0
Other current and non-current assets	1.3	0.5
Property and equipment	6.6	5.6
Goodwill	185.0	209.7
Identified intangibles	46.3	54.1
Accounts payable	(4.3)	(3.7)
Other current and non-current liabilities	(8.4)	(11.7)
Total purchase price	$256.3	$275.3

The majority of the goodwill and intangible assets related to the Manufacturing Acquisitions is not expected to be deductible for tax purposes.

The amount of Energy Services Acquisitions revenues included in the three and six month periods ended June 30, 2014 were $90.4 and $134.9, respectively. The amount of Manufacturing Acquisitions revenues  included in the three month period ended June 30, 2014 was $10.7.

        Consolidated unaudited pro forma revenues, net earnings, and diluted net earnings per share for the three and six month periods ended June 30, 2014 and 2013, respectively, giving effect to all acquisitions as if they had occurred on January 1, 2013 were as follows:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30,	June 30,	June 30,	June 30,
	2014	2013	2014	2013
	Pro forma	Pro forma	Pro forma	Pro forma
Revenues	$1,138.0	$974.0	$2,247.3	$1,932.3
Net earnings	122.4	105.1	252.4	205.1
Diluted net earnings per share	1.17	1.01	2.42	1.98

Note 4.               Inventories

Inventories are stated at the lower of cost or market. Cost is determined using FIFO or the weighted average cost method. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs. In accordance with industry practice, costs in inventory include amounts relating to long-term contracts with long production cycles and inventory items with long procurement cycles, some of which are not expected to be realized within one year. Work-in-process inventories include costs and estimated earnings in excess of billings on uncompleted contracts of $127.7 and $107.5 and excess over average costs on long-term contracts of $263.0 and $213.4 as of June 30, 2014 and December 31, 2013, respectively. Finished goods inventories primarily consist of aerospace fasteners. Inventory reserves were approximately $70.7 and $64.4 as of June 30, 2014 and December 31, 2013, respectively. Inventories, net of reserves, consist of the following:

	June 30, 2014	December 31, 2013
Purchased materials and component parts	$304.2	$243.4
Work-in-process	555.9	484.0
Finished goods	1,273.0	1,216.4
	$2,133.1	$1,943.8

Note 5.              Goodwill and Intangible Assets

The table below sets forth the intangible assets by major asset class, all of which were acquired through business purchase transactions:

		June 30, 2014
	Useful			Net
	Life	Original	Accumulated	Book
	(Years)	Cost	Amortization	Value
Customer contracts and relationships	8-30	$549.7	$99.1	$450.6
Acquired technologies	5-34	141.4	57.1	84.3
Replacement parts annuity and product approvals	7-22	7.8	6.3	1.5
Technical qualifications, plans and drawings	10-22	17.7	15.2	2.5
Trademarks and patents	3-20	23.9	16.0	7.9
Covenants not to compete and other identified intangibles	4-5	39.7	3.5	36.2
Trade names	15 - Indefinite	84.1	1.0	83.1
		$864.3	$198.2	$666.1

Amortization expense associated with identifiable intangible assets was approximately $10.6 and $7.4 for the three month periods ended June 30, 2014 and 2013, respectively, and $19.7 and $15.1 for the six month periods ended June 30, 2014 and 2013, respectively. The Company currently expects to recognize amortization expense of approximately $50 in each of the next five fiscal years. The future amortization amounts are estimates. Actual future amortization expense may be different due to future acquisitions, impairments, changes in amortization periods or other factors such as changes in exchange rates for assets acquired outside the United States. The Company expenses costs to renew or extend the term of a recognized intangible asset. Goodwill increased approximately $726 during the six months ended June 30, 2014, primarily as a result of our preliminary estimate of goodwill associated with acquisitions completed in 2013 and 2014.

Note 6.              Long-Term Debt

As of June 30, 2014, long-term debt consisted of $1,300.0 aggregate principal amount ($1,313.1 inclusive of original issue premium) of its 5.25% Notes, which had an effective yield of approximately 5.0%, and $650.0 aggregate principal amount ($645.9 net of original issue discount) of 6.875% senior unsecured notes due 2020 (the “6.875% Notes). The Company also has a $1,400.0 revolving credit facility pursuant to  Amendment No.1 to the Second Amended and Restated Credit Agreement dated as of June 26, 2014 (the “Revolving Credit Facility”), $668.0 of which was drawn at June 30, 2014. The amendment to increase the size of the Revolving Credit Facility from $950.0 to $1,400.0 did not change any other material terms under the agreement. The Revolving Credit Facility matures in August 2017 unless terminated earlier.

Borrowings under the Revolving Credit Facility bear interest at an annual rate equal to the London interbank offered rate (“LIBOR”) (as defined in the Revolving Credit Facility) plus 175 basis points or Prime (as defined in the Revolving Credit Facility) plus 75 basis points. As of June 30, 2014, the rate under the Revolving Credit Facility was approximately 1.93%.

Letters of credit outstanding under the Revolving Credit Facility aggregated $8.2 at June 30, 2014 ($6.1 at December 31, 2013).

The Revolving Credit Facility contains an interest coverage ratio financial covenant (as defined therein) that must be maintained at a level greater than 2.0 to 1 and a total leverage ratio covenant (as defined therein) which limits net debt to a 4.25 to 1 multiple of EBITDA (as defined therein). The Revolving Credit Facility is collateralized by substantially all of the Company’s assets and contains customary affirmative covenants, negative covenants and conditions precedent for borrowings, all of which were met as of June 30, 2014.

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

The carrying amounts of cash and cash equivalents (which the Company classifies as Level 1 assets), accounts receivable – trade and accounts payable represent their respective fair values due to their short- term nature. There was $668.0 outstanding under the Revolving Credit Facility as of June 30, 2014 (none at December 31, 2013). The fair value of the Company’s senior notes, based on market prices for publicly-traded debt (which the Company classifies as Level 2 inputs), was $2,120.7 and $2,058.5 as of June 30, 2014 and December 31, 2013, respectively. There are no financial instruments with Level 3 inputs at any date.

Note 8.              Commitments, Contingencies and Off-Balance Sheet Arrangements

Lease Commitments – The Company finances its use of certain facilities and equipment under committed lease arrangements provided by various institutions. Since the terms of these arrangements meet the accounting definition of operating lease arrangements, the aggregate sum of future minimum lease payments is not reflected on the condensed consolidated balance sheets. At June 30, 2014, future minimum lease payments under these arrangements approximated $331.6, the majority of which related to long-term real estate leases.

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

Compensation cost generally is recognized on a straight-line basis over the vesting period of the shares. Share-based compensation of $7.0 and $13.4, and $5.6 and $11.1 was recognized during the three and six month periods ended June 30, 2014 and 2013, respectively, related to the equity grants made pursuant to the LTIP. Unrecognized compensation expense related to equity grants, including the estimated impact of any future forfeitures, was $53.8 at June 30, 2014.

The Company has established a qualified Employee Stock Purchase Plan which allows qualified employees (as defined in the Employee Stock Purchase Plan) to purchase shares of the Company’s common stock at a price equal to 85% of the closing price at the end of each semi-annual stock purchase period. Compensation cost for this plan was not material to any of the periods presented.

Note 10.           Segment Reporting

The Company is organized based on the products and services it offers. The Company’s reportable segments, which are also its operating segments, are comprised of commercial aircraft, consumables management and business jet. The Company is currently evaluating the appropriate structure and reporting classification of its business segments and reporting units in light of the Company’s announcement of its intention to spin-off its consumables management segment and depending on the results of this evaluation our reportable segments and reporting units may change in the future.

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

The following table presents revenues and operating earnings by reportable segment:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2014	2013	2014	2013
Revenues
Commercial aircraft	$541.1	$431.2	$1,064.5	$851.2
Consumables management	426.7	312.7	793.3	639.4
Business jet	121.7	106.4	242.9	201.9
	$1,089.5	$850.3	$2,100.7	$1,692.5

Operating earnings (1)
Commercial aircraft	$98.3	$79.7	$191.4	$153.9
Consumables management	71.1	61.3	139.9	126.1
Business jet	15.9	17.7	37.0	32.3
	185.3	158.7	368.3	312.3
Interest expense	31.7	30.5	62.3	61.1
Earnings before income taxes	$153.6	$128.2	$306.0	$251.2

(1)
Operating earnings include an allocation of corporate IT costs, employee benefits and general and administrative costs based on the proportion of each segment’s systems users, number of employees and sales, respectively.

The following table presents capital expenditures by reportable segment:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2014	2013	2014	2013

Commercial aircraft	$21.2	$18.3	$47.6	$42.3
Consumables management	37.4	9.2	61.0	18.9
Business jet	7.9	3.1	14.1	6.6
	$66.5	$30.6	$122.7	$67.8

Corporate capital expenditures have been allocated to the above segments in a manner consistent with our corporate expense allocations.

The following table presents goodwill by reportable segment:

	June 30,	December 31,
	2014	2013

Commercial aircraft	$395.3	$394.6
Consumables management	1,415.6	1,086.5
Business jet	486.2	89.9
	$2,297.1	$1,571.0

 The following table presents total assets by reportable segment:

	June 30,	December 31,
	2014	2013

Commercial aircraft	$1,952.2	$2,016.5
Consumables management	3,866.7	3,212.8
Business jet	1,029.5	466.9
	$6,848.4	$5,696.2

     Corporate assets (including cash and cash equivalents) of $378.3 and $736.8 at June 30, 2014 and December 31, 2013, respectively, have been allocated to the above segments in a manner consistent with our corporate expense allocations.

Note 11.   Net Earnings Per Common Share

Basic net earnings per common share is computed using the weighted average common shares outstanding during the period. Diluted net earnings per common share is computed by using the weighted average common shares outstanding including the dilutive effect of stock options, shares issued under the Employee Stock Purchase Plan and restricted shares based on an average share price during the period. For the three month periods ended June 30, 2014 and 2013, approximately 0.0 and 0.1 shares and for the six month periods ended June 30, 2014 and 2013, approximately 0.0 and 0.1 shares of the Company’s common stock, respectively, were excluded from the determination of diluted earnings per common share because their effect would have been anti-dilutive. The computations of basic and diluted earnings per share for the three and six months ended June 30, 2014 and 2013, respectively, are as follows:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2014	2013	2014	2013
Net earnings	$108.6	$92.4	$217.6	$182.3

Basic weighted average common shares	103.9	103.1	103.9	103.1
Effect of dilutive stock options and
employee stock purchase plan shares	0.1	0.1	0.1	0.1
Effect of restricted shares issued	0.5	0.7	0.4	0.6
Diluted weighted average common shares	104.5	103.9	104.4	103.8

Basic net earnings per common share	$1.05	$0.90	$2.09	$1.77
Diluted net earnings per common share	$1.04	$0.89	$2.08	$1.76

Note 12.   Accounting for Uncertainty in Income Taxes

In accordance with FASB ASC 740, Income Taxes (“ASC 740”), the Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. As of June 30, 2014 and December 31, 2013, the Company had $46.8 and $45.0, respectively, of net unrecognized tax benefits. This liability, if recognized, would affect the Company’s effective tax rate. The Company is currently open to audit by the tax authorities for the seven tax years ended December 31, 2013. There are currently no material income tax audits in progress.

The Company classifies interest and penalties related to income tax as income tax expense. The amount included in the Company’s liability for unrecognized tax benefits for interest and penalties was less than $2.0 as of June 30, 2014 and December 31, 2013.

Note 13.           Pending Separation Transaction

On June 10, 2014, the Company announced that its management and Board of Directors has commenced a process to separate its business into two independent, publicly traded companies – one focused on aircraft interior equipment – design, development, manufacturing, certification and direct sales on a global basis, and the other focused on distribution, logistics and technical services for the aerospace and energy markets.  The separation is expected to be completed by the end of the first calendar quarter of 2015 through a tax-free distribution to stockholders. Completion of the proposed separation is subject to certain conditions, including final approval by the Board of Directors, receipt of an appropriate tax opinion and effectiveness of a registration statement with the SEC.

The Company expects to incur transaction expenses, which will likely be material.  These expenses are expected to be comprised of a number of different costs such as debt refinancing costs, investment banking fees, legal fees, consulting fees, audit fees, restructuring costs, moving expenses, branding expenses, severance expense and other similar costs.  We are currently not able to reasonably determine an estimate for the aforementioned costs given the preliminary stage of the initiative.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(In Millions, Except Per Share Data)

OVERVIEW

The following discussion and analysis addresses the results of our operations for the three and six month periods ended June 30, 2014, as compared to our results of operations for the three and six month periods ended June 30, 2013. In addition, the discussion and analysis addresses our liquidity, financial condition and other matters for these periods.

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

We conduct our operations through strategic business units that have been aggregated under three reportable segments: commercial aircraft, consumables management and business jet. The Company is currently evaluating the appropriate structure and reporting classification of its business segments in light of the Company's announcement of its intention to spin-off its consumables management segment, and depending on the results of the evaluation, our reportable segments and reporting units may change in the future.

Revenues by reportable segment for the three and six month periods ended June 30, 2014 and June 30, 2013, respectively, were as follows:

	THREE MONTHS ENDED JUNE 30,				SIX MONTHS ENDED JUNE 30,
	2014		2013		2014		2013
	Revenues	% of Revenues	Revenues	% of Revenues	Revenues	% of Revenues	Revenues	% of Revenues
Commercial aircraft	$541.1	49.7%	$431.2	50.7%	$1,064.5	50.7%	$851.2	50.3%
Consumables management	426.7	39.1%	312.7	36.8%	793.3	37.7%	639.4	37.8%
Business jet	121.7	11.2%	106.4	12.5%	242.9	11.6%	201.9	11.9%
Total revenues	$1,089.5	100.0%	$850.3	100.0%	$2,100.7	100.0%	$1,692.5	100.0%

Revenues by geographic area (based on destination) for the three and six month periods ended June 30, 2014 and June 30, 2013, respectively, were as follows:

	THREE MONTHS ENDED JUNE 30,				SIX MONTHS ENDED JUNE 30,
	2014		2013		2014		2013
		% of		% of		% of		% of
	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues
United States	$473.8	43.5%	$367.4	43.2%	$921.8	43.9%	$765.1	45.2%
Europe	276.1	25.3%	208.1	24.5%	532.7	25.4%	416.2	24.6%
Asia, Pacific Rim,
Middle East and Other	339.6	31.2%	274.8	32.3%	646.2	30.7%	511.2	30.2%
Total revenues	$1,089.5	100.0%	$850.3	100.0%	$2,100.7	100.0%	$1,692.5	100.0%

Revenues from our domestic and foreign operations for the three and six month periods ended June 30, 2014 and June 30, 2013, respectively, were as follows:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2014	2013	2014	2013
Domestic	$791.2	$590.8	$1,510.3	$1,177.0
Foreign	298.3	259.5	590.4	515.5
Total revenues	$1,089.5	$850.3	$2,100.7	$1,692.5

Our consumables management segment (“CMS”)  entered the business of providing technical services and associated rental equipment and logistics services to the energy sector in late 2013 through two acquisitions for approximately $114.0 in cash, and also entered into agreements to acquire two additional businesses.  Revenues from the two transactions consummated in 2013 were not significant.  In 2014, CMS acquired three additional technical services and associated rental equipment and logistics businesses. The aggregate purchase price for the 2014 Acquisitions (including the two transactions which were entered into in 2013 but closed in 2014) was $511.6, with potential additional consideration of up to $102.0 in 2015 if certain 2014 financial results are achieved. In doing so, CMS has established a technical services, rental equipment and logistics services business in the northeast (Utica and Marcellus shales), southwest (Eagle Ford, Barnett, Haynesville – Bossier shales and Permian basin), in the mid-continent (Fayetteville shale, Mississippi line and Anadarko basin) and in the northwest (Bakken and Niobrara shales and Piceance basin) regions of the United States. Assuming these acquisitions were completed as of January 1, 2013, pro forma aggregate revenue from the aforementioned acquisitions would have comprised approximately 8.1% of our pro forma consolidated 2013 revenues.

New product development is a strategic initiative for us. Our customers regularly request that we engage in new product development and enhancement activities. We believe these activities protect and enhance our leadership position. We believe our investments in research and development over the past several years have been a driving force behind our ongoing market share gains and the growth of our record backlog. Research, development and engineering spending was approximately 6.5% of sales during the second quarter of 2014. We expect research and development expenditures of approximately 6.0% of revenues for the next several years.

We also believe in providing our businesses with the tools required to remain competitive. In that regard, we have invested, and will continue to invest, in property and equipment that enhances our productivity. Taking into consideration recent program awards to deliver multi-year programs for various Boeing and Airbus aircraft, our targeted capacity utilization levels, recent acquisitions and current industry conditions, we expect that our capital expenditures will be approximately $225 during 2014.

The underlying market for our products and services remains quite robust. May year-to-date global traffic has increased a very strong 6.2% and over the same period capacity is up 5.8%, resulting in near record global load factors. Strong traffic growth, record load factors and record yields are continuing to drive record profitability for the global airline industry.

The aerospace cycle is being driven by continued growth in global passenger travel, attendant increases in capacity and an unprecedented period of profitability for the global airline industry. Boeing and Airbus continue to increase their production rates supported by record backlogs in excess of 10,500 aircraft.  These extraordinarily strong industry conditions, along with our own multiple, company-specific growth drivers, are enabling the Company to grow revenues and earnings at a strong rate. Specifically, our record backlog, which is resulting in steady market share gains, our leverage to wide-body aircraft deliveries which are expected to grow at an approximate 12% compound annual growth rate over the next four years and our $5 billion of awarded but unbooked supplier furnished equipment programs are the additional specific drivers of growth for our Company, in addition to the robust industry conditions.

On June 10, 2014, the Company announced that its management and Board of Directors has commenced a process to separate its business into two independent, publicly traded companies – one focused on aircraft interior equipment – design, development, manufacturing, certification and direct sales on a global basis, and the other focused on distribution, logistics and technical services for the aerospace and energy markets.  The separation is expected to be completed by the end of the first calendar quarter of 2015 through a tax-free distribution to stockholders. Completion of the proposed separation is subject to certain conditions, including final approval by the Board of Directors, receipt of an appropriate tax opinion and effectiveness of a registration statement with the SEC.

The Company expects to incur transaction expenses, which will likely be material. These expenses are expected to be comprised of a number of different costs such as debt refinancing costs, investment banking fees, legal fees, consulting fees, audit fees, restructuring costs, moving expenses, branding expenses, severance expense and other similar costs. We are currently not able to reasonably determine an estimate for the aforementioned costs given the preliminary stage of the initiative.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2014,
COMPARED TO THREE MONTHS ENDED JUNE 30, 2013
($ in Millions, Except Backlog and Per Share Data)

	REVENUES
	Three Months Ended June 30,
			Percent
	2014	2013	Change
Commercial aircraft	$541.1	$431.2	25.5%
Consumables management	426.7	312.7	36.5%
Business jet	121.7	106.4	14.4%
Total revenues	$1,089.5	$850.3	28.1%

Revenues for the second quarter of 2014 of $1,089.5 increased $239.2, or 28.1%, as compared with the same period of the prior year.

Cost of sales for the second quarter of 2014 was $682.9, or 62.7% of sales, as compared with cost of sales of $523.5, or 61.6% of sales in the same period of the prior year. The 110 basis point increase in cost of sales as a percentage of total revenues is primarily due to lower gross margins in our Consumables Management Segment (“CMS”). The lower gross margins are a result of a number of recently awarded long-term customer contracts which typically carry lower margins in the early stages of the contracts until we are able to procure the parts in a more cost-effective manner and in quantities which result in more customary margins. We expect these new programs will negatively impact our operating margins over approximately the next twelve months.

 Selling, general and administrative (“SG&A”) expense for the second quarter of 2014 was $150.3, or 13.8% of sales, as compared with SG&A expense of $117.3 or 13.8% of sales in the same period of the prior year, and as a percentage of sales remained flat. The higher level of SG&A expense in the current period  is primarily due to the 28.1% increase in revenues and $12.8 of acquisition and strategic review related costs.

Research, development and engineering (“R&D”) expense for the second quarter of 2014 was $71.0, or 6.5% of sales, as compared with $50.8, or  6.0% of sales in the same period of the prior year. The $20.2, or 39.8%, increase in R&D spending is primarily due to new product development initiatives in our Commercial Aircraft Segment (“CAS”) which have since been completed. We expect R&D expenditures to decrease significantly in the second half of 2014.

Second quarter 2014 operating earnings were a record $185.3, or 17.0% of revenues, and increased 16.8% on the aforementioned 28.1% increase in revenues. Operating margin declined 170 basis points primarily as a result of the aforementioned CMS newly awarded long-term agreements which negatively impact earnings while the programs ramp up as well as the higher level of R&D spending at CAS.

Interest expense in the second quarter 2014 of $31.7 increased by $1.2, or 3.9% as compared to the same period of the prior year as a result of recent borrowings to fund the acquisitions during the second quarter of 2014.

Second quarter 2014 earnings before income taxes of $153.6 increased $25.4, or 19.8%, as compared with the prior year period, as a result of the above mentioned 16.8% increase in  operating earnings, offset by the $1.2 increase in interest expense.

Income tax expense in the second quarter of 2014 of $45.0, or 29.3% of earnings before income taxes, increased by $9.2 as compared with income tax expense for the same period of the prior year of $35.8, which represented 27.9% of earnings before income taxes.  Our effective tax rate in 2014 is expected to be approximately 29.0% as compared with an effective tax rate of 28.0% in 2013.

Second quarter 2014 net earnings and earnings per diluted share were $108.6 and $1.04 per share, increases of 17.5% and 16.9%, respectively, as compared with the prior year period.

Bookings during the second quarter of 2014 were approximately $1,060, representing a book-to-bill ratio of approximately 1.0 to 1. Booked backlog at June 30, 2014 stood at approximately $3.9 billion as compared with $3.8 billion at June 30, 2013 and December 31, 2013.

Segment Results

The following is a summary of operating earnings by segment:

	OPERATING EARNINGS
	Three Months Ended June 30,
			Percent
	2014	2013	Change
Commercial aircraft	$98.3	$79.7	23.3%
Consumables management	71.1	61.3	16.0%
Business jet	15.9	17.7	-10.2%
Total operating earnings	$185.3	$158.7	16.8%

Second quarter 2014 CAS revenues of $541.1 increased 25.5% as compared with the prior year period. CAS second quarter 2014 operating earnings of $98.3 increased 23.3% and operating margin of 18.2% decreased by 30 basis points primarily due to a $19.0 increase in R&D expenditures related to new product development initiatives which have since been completed. We expect R&D expenditures to decrease significantly in the second half of 2014.

Second quarter 2014 CMS revenues of $426.7 increased 36.5%. Both the consumables distribution business and the energy services business delivered strong revenue growth. The consumables distribution business delivered high single-digit organic growth. On a pro-forma basis as though all acquisitions were completed on January 1, 2013, revenue growth was 12.0%. Operating earnings were $71.1, an increase of 16.0% and operating margin was 16.7%. Operating earnings in the current three-month period were negatively impacted by the aforementioned new recently awarded long-term customer agreements, as well as $7.2 of acquisition and strategic review related costs (none in 2013).

Second quarter 2014 business jet segment (“BJS”) revenues of $121.7 increased 14.4%. Operating earnings were $15.9, a decrease of 10.2%, and operating margin was 13.1%, a decrease of 350 basis points. Operating earnings and operating margin were negatively impacted by $4.7 of acquisition and strategic review related costs for the three-month period ended June 30, 2014 (none in 2013).

SIX MONTHS ENDED JUNE 30, 2014,
AS COMPARED TO SIX MONTHS ENDED JUNE 30, 2013

	REVENUES
	Six Months Ended June 30,
			Percent
	2014	2013	Change
Commercial aircraft	$1,064.5	$851.2	25.1%
Consumables management	793.3	639.4	24.1%
Business jet	242.9	201.9	20.3%
Total operating earnings	$2,100.7	$1,692.5	24.1%

For the six months ended June 30, 2014, revenues of $2,100.7 increased 24.1%, as compared with the prior year period.

 Cost of sales for the current six month period was $1,317.4, or 62.7% of sales, as compared with cost of sales of $1,046.6, or 61.8% of sales in the prior year period. The 90 basis point increase in cost of sales as a percent of total revenues is primarily related to a number of recently awarded long-term customer contracts which typically carry lower  margins in the early stages of the contracts until we are able to procure the parts in a more cost effective manner and in quantities which result in more customary margins. We expect these new programs will negatively impact our operating margins over approximately the next twelve months.

SG&A expenses for the first six months of 2014 were $273.3, or 13.0% of sales as compared with SG&A of $229.5, or 13.6% of sales in the same period in 2013. The higher level of SG&A in the current period is primarily due to our 24.1% increase in revenues and $15.0 of acquisition and strategic review related costs.

Research, development and engineering expense for the first six months of 2014 was $141.7, or 6.7% of sales as compared with $104.1 or 6.2% of sales in the same period in 2013. The $37.6 increase in spending is primarily due to new product development initiatives in CAS which have since been completed.  We expect R&D expenditures to decrease significantly in the second half of 2014.

For the six months ended June 30, 2014, operating earnings were $368.3, an increase of 17.9% and operating margin was 17.5%, a decline of 100 basis points, primarily as a result of the aforementioned CMS newly awarded long-term agreements which negatively impact earnings while the programs ramp up as well as the $37.6 increase in new product development initiatives in CAS which have since been completed.

Interest expense in the first half of 2014 of $62.3 increased by $1.2 as a result of recent borrowings to fund the acquisitions during the second quarter of 2014.

Earnings before income taxes in the current six month period of $306.0 increased by $54.8, or 21.8%, as compared with the prior year period, primarily as a result of the 17.9% increase in operating earnings.

Income tax expense for the six months ended June 30, 2014 of $88.4 or 28.9% of earnings before income taxes, increased by $19.5 as compared with the prior year period income tax expense of $68.9, which represented a 27.4% effective tax rate. The lower effective tax rate in the first half of 2013 was due to the timing of the tax legislation which delayed the recognition of R&D credits generated in 2012 until 2013.

For the six months ended June 30, 2014, net earnings and earnings per diluted share were $217.6 and $2.08 per share, representing increases of 19.4% and 18.2%, respectively, as compared with the prior year period.

Net earnings for the first half of 2014 of $217.6 and earnings per diluted share of $2.08 increased $35.3 and $0.32, or 19.4% and 18.2%, respectively, as compared with the same period of the prior year for the reasons described above.

Bookings for the six months ended June 30, 2014 were approximately $2.2 billion, representing a book-to-bill ratio of approximately 1.05 to 1.

Segment Results

The following is a summary of operating earnings by segment:

	OPERATING EARNINGS
	Six Months Ended June 30,
			Percent
	2014	2013	Change
Commercial aircraft	$191.4	$153.9	24.4%
Consumables management	139.9	126.1	10.9%
Business jet	37.0	32.3	14.6%
Total operating earnings	$368.3	$312.3	17.9%

For the six months ended June 30, 2014, CAS revenues increased 25.1% while operating earnings of $191.4 increased 24.4% and operating margin of 18.0% was flat as compared to the same prior year period. Operating earnings and operating margin were negatively impacted in the current six month period due to a $33.6 increase in R&D expenditures related to new product development initiatives which have since been completed. We expect R&D to decrease significantly in the second half of 2014.

For the six months ended June 30, 2014, CMS revenues increased 24.1%. On a pro forma basis as though all acquisitions were completed on January 1, 2013, revenue growth was 8.3%. Operating earnings were $139.9, an increase of 10.9%  and operating margin was 17.6%. Operating earnings in the current six month period were negatively impacted by the aforementioned newly awarded long-term customer agreements, as well as $9.4 of acquisition and strategic review costs (none in 2013).

For the six months ended June 30, 2014, BJS revenues increased 20.3%. Operating earnings were $37.0 and increased 14.6%. Operating margin was 15.2% and decreased by 80 basis points. Operating earnings and operating margin were negatively impacted by $4.7 of acquisition and strategic review related costs for the six-month period ended June 30, 2014 (none in 2013).

LIQUIDITY AND CAPITAL RESOURCES

Current Financial Condition

As of June 30, 2014, our net debt-to-net capital ratio was 45.7%. Net debt was $2,410.5, which represented total debt of $2,627.0, less cash and cash equivalents of $216.5. At June 30, 2014, net capital (total debt plus total stockholders’ equity less cash and cash equivalents) was $5,269.1. As of June 30, 2014, long-term debt primarily consisted of $1,300.0 aggregate principal amount ($1,313.1 inclusive of original issue premium) of our 5.25% Senior Unsecured Notes due 2022 (the “5.25% Notes”) and $650.0 aggregate principal amount ($645.9 net of original issue discount) of our 6.875% Senior Unsecured Notes due 2020 (the “6.875% Notes”). We also have a five-year $1.4 billion Revolving Credit Facility (the “Revolving Credit Facility”) pursuant to Amendment No. 1 to the Second Amended and Restated Credit Agreement dated as of June 26, 2014 (the “Revolving Credit Facility Agreement”). At June 30, 2014 there was $668.0 outstanding under the Revolving Credit Facility. Cash on hand and availability under our Revolving Credit Facility at June 30, 2014 was $940.3. Cash on hand at June 30, 2014 decreased by $421.3 as compared with cash on hand at December 31, 2013 primarily as a result of cash flows from operating activities of $67.7 less capital expenditures of $122.7, net expenditures for acquisitions of $1,042.7 and recent financing activities. The substantial majority of our cash is held within the United States, and all of our foreign cash may be brought back into the United States in a tax efficient manner. Our liquidity requirements consist of working capital needs, ongoing capital expenditures and payments of interest and principal on our indebtedness. Our primary requirements for working capital are directly related to the level of our operations.

Working capital as of June 30, 2014 was $2,054.6, a decrease of $226.0 as compared with working capital at December 31, 2013. As of June 30, 2014, total current assets decreased by $10.6 and total current liabilities increased by $215.4. Total current assets decreased primarily as a result of cash used to fund the 2014 Acquisitions, offset by a $192.1 increase in accounts receivable and a $189.3 increase in inventories to support future revenue growth. The increase in total current liabilities was primarily due to an $86.0 increase in accounts payable due to the higher level of business activity.

Cash Flows

As of June 30, 2014, our cash and cash equivalents were $216.5 as compared to $637.8 at December 31, 2013. Cash generated from operating activities was $67.7 for the six months ended June 30, 2014, as compared to $129.4 in the same period in the prior year, reflecting the 24.1% increase in revenues and a corresponding 17.3% increase in working capital, (net of cash and exclusive of the impact of acquisitions). The primary sources of cash from operations during the six months ended June 30, 2014 were net earnings of $217.6, plus depreciation and amortization of $63.0, non-cash compensation of $14.2, a net increase in our deferred tax liability of $7.3 and an increase in accounts payable and accrued liabilities of $86.7. Offsetting these sources of cash were an increase in accounts receivable of $128.1 as a result of the 24.1% increase in revenues and a $158.6 increase in inventories to support our record backlog.

Capital Spending

Our capital expenditures were $122.7 and $67.8 during the six months ended June 30, 2014 and 2013, respectively. We expect capital expenditures of approximately $225 during 2014. These capital expenditures are needed to support our record total backlog of approximately $8,900 ($3,900 booked and $5,000 awarded but unbooked), and to support the 2013 Acquisitions and 2014 Acquisitions, which are experiencing double digit increases in demand. Our capital spending also takes into consideration our targeted capacity utilization levels, and current industry conditions. We have, in the past, generally funded our capital expenditures with cash from operations and funds available to us under revolving bank credit facilities. We expect to fund future capital expenditures from cash on hand, from operations and from funds available to us under the Revolving Credit Facility.

Outstanding Debt and Other Financing Arrangements

Long-term debt at June 30, 2014 totaled $2,627.0 and consisted of our 5.25% Notes, our 6.875% Notes and our Revolving Credit Facility.

We have a five-year, $1,400.0 Revolving Credit Facility, which provides an option to request additional incremental revolving credit borrowing capacity and incremental term loans, in each case upon the satisfaction of certain customary terms and conditions.  The Revolving Credit Facility was amended as of June 26, 2014 to increase the size from $950.0 to $1,400.0; all other material terms under the agreement remained unchanged. At June 30, 2014, there was $668.0 outstanding under the Revolving Credit Facility.

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

The Revolving Credit Facility Agreement contains an interest coverage ratio financial covenant (as defined therein) that must be maintained at a level greater than 2.0 to 1. The Revolving Credit Facility Agreement also contains a total leverage ratio covenant (as defined therein) which limits net debt to a 4.25 to 1 multiple of EBITDA (as defined therein). The Revolving Credit Facility Agreement contains customary affirmative covenants, negative covenants, and conditions precedent for borrowings, all of which were met as of June 30, 2014.

Contractual Obligations

The following table reflects our contractual obligations and commercial commitments as of June 30, 2014. Commercial commitments include lines of credit, guarantees and other potential cash outflows resulting from a contingent event that requires performance by us or our subsidiaries pursuant to a funding commitment.

Contractual Obligations	2014	2015	2016	2017	2018	Thereafter	Total
Long-term debt and other non-current liabilities (1)	$-	$3.6	$3.8	$672.1	$3.2	$1,989.1	$2,671.8
Operating leases	26.5	47.2	43.9	38.8	34.0	141.2	331.6
Purchase obligations (2)	2.7	1.8	1.8	--	--	--	6.3
Future interest payments on outstanding debt (3)	64.8	128.3	128.3	128.3	128.3	344.1	922.1
Total	$94.0	$180.9	$177.8	$839.2	$165.5	$2,474.4	$3,931.8

Commercial Commitments
Letters of credit	$8.2	--	--	--	--	--	$8.2

(1)
Our liability for unrecognized tax benefits of $46.8 at June 30, 2014 has been omitted from the above table because we cannot determine with certainty when this liability will be settled. It is reasonably possible that the amount of liability for unrecognized tax benefits will change in the next twelve months; however, we do not expect the change to have a significant impact on our consolidated financial statements.

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

Off-Balance Sheet Arrangements

Lease Arrangements

We finance our use of certain equipment under committed lease arrangements provided by various financial institutions. Since the terms of these arrangements meet the accounting definition of operating lease arrangements, the aggregate sum of future minimum lease payments is not reflected in our condensed consolidated balance sheets. Our aggregate future minimum lease payments under these arrangements total approximately $331.6 at June 30, 2014.

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

From time to time, we and our foreign subsidiaries may enter into foreign currency exchange contracts to manage risk on transactions conducted in foreign currencies. At June 30, 2014, we had no outstanding forward currency exchange contracts. In addition, we have not entered into any other derivative financial instruments.

Interest Rates – As of June 30, 2014, we had adjustable rate debt outstanding with a value totaling $668.0. The weighted average interest rate for the adjustable rate debt was 1.93% as of June 30, 2014. We do not engage in transactions intended to hedge our exposure to changes in interest rates.

As of June 30, 2014, we maintained a portfolio of cash and securities consisting mainly of taxable, interest-bearing deposits with weighted average maturities of less than three months. If short-term interest rates were to increase or decrease by 10%, we estimate interest income would increase or decrease by less than $0.1.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officers and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act), as of June 30, 2014. Based upon that evaluation, the Chief Executive Officers and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the second quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 6.  EXHIBITS

Exhibit 3 (i) – Articles of Incorporation

3.1	Certificate of Amendment of the Restated Certificate of Incorporation, dated July 20, 1993.

Exhibit 10 (i) – Material Contracts

10.1	Amendment No. 1 to Second Amended and Restated Credit Agreement, dated as of June 26, 2014, between the Registrant, as Borrower, and JPMorgan Chase Bank, N.A., as Administrative Agent, the Incremental Lenders (as defined in the Amendment) party thereto and the other consenting lenders party thereto.

Exhibit 10(iii) – Management Contracts and Executive Compensation Plans, Contracts and Arrangements

10.2	First Amendment to Amin Khoury Amended and Restated Employment Agreement, dated as of May 12, 2014.

10.3	Second Amendment to Werner Lieberherr Amended and Restated Employment Agreement, dated as of May 12, 2014.

10.4	First Amendment to Thomas McCaffrey Amended and Restated Employment Agreement, dated as of May 12, 2014.

10.5	Second Amendment to Ryan Patch Amended and Restated Employment Agreement, dated as of May 12, 2014.

Exhibit 31 - Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

31.3	Certification of Chief Financial Officer

Exhibit 32 - Section 1350 Certifications

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

32.3	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

Exhibit 101 – Interactive Data Files

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

B/E AEROSPACE, INC.

Date: July 30, 2014	By:	/s/ Amin J. Khoury
Amin J. Khoury
Chairman and
Co-Chief Executive Officer

Date: July 30, 2014	By:	/s/ Werner Lieberherr
Werner Lieberherr
President and
Co-Chief Executive Officer

Date: July 30, 2014	By:	/s/ Thomas P. McCaffrey
Thomas P. McCaffrey
Senior Vice President and
Chief Financial Officer