Form 10-Q
period 2014-09-30
B/E AEROSPACE INC
filed 2014-10-30
CIK 861361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For The Quarterly Period Ended September 30, 2014

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

The registrant has one class of common stock, $0.01 par value, of which 105,305,503 shares were outstanding as of October 23, 2014.

B/E AEROSPACE, INC.

Form 10-Q for the Quarter Ended September 30, 2014

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

B/E AEROSPACE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS  (UNAUDITED)

(In  Millions, Except  Share Data)

	September 30,	December 31,
	2014	2013

ASSETS

Current assets:
Cash and cash equivalents	$289.3	$637.8
Accounts receivable – trade, less allowance for doubtful accounts ( $12.3 at September 30, 2014 and $10.4 at December 31, 2013)	676.9	484.1
Inventories	2,175.4	1,943.8
Deferred income taxes	32.2	29.4
Other current assets	122.7	64.6
Total current assets	3,296.5	3,159.7

Property and equipment, net of accumulated depreciation ( $352.0 at September 30, 2014 and $289.0 at December 31, 2013)	681.6	425.7
Goodwill	2,253.6	1,571.0
Identifiable intangible assets, net of accumulated amortization ( $209.4 at September 30, 2014 and $179.8 at December 31, 2013)	651.5	472.2
Other assets	74.9	67.6
	6,958.1	5,696.2

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$463.2	$357.9
Accrued liabilities	686.1	521.2
Total current liabilities	1,149.3	879.1

Long-term debt	2,626.7	1,959.4
Deferred income taxes	200.4	165.0
Other non-current liabilities	92.0	83.5

Commitments, contingencies and off-balance sheet arrangements (Note 8)
Stockholders’ equity:
Preferred stock, $0.01 par value; 1.0 million shares authorized; no shares outstanding	--	--
Common stock, $0.01 par value; 200.0 million shares authorized; 105.9 million shares issued as of September 30, 2014 and 105.7 million shares issued as of December 31, 2013	1.1	1.1
Additional paid-in capital	1,722.7	1,688.8
Retained earnings	1,243.1	923.3
Accumulated other comprehensive loss	(77.2)	(4.0)
Total stockholders’ equity	2,889.7	2,609.2
	$6,958.1	$5,696.2

See accompanying notes to condensed consolidated financial statements.

B/E AEROSPACE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

AND COMPREHENSIVE INCOME (UNAUDITED)

(In  Millions, Except Per Share Data)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2014	2013	2014	2013

Revenues	$1,102.4	$888.1	$3,203.1	$2,580.6
Cost of sales	736.0	545.8	2,053.4	1,592.4
Selling, general and administrative	146.2	120.0	419.5	349.5
Research, development and engineering	71.7	62.2	213.4	166.3

Operating earnings	148.5	160.1	516.8	472.4

Operating earnings, as percentage of revenues	13.5%	18.0%	16.1%	18.3%

Interest expense	34.2	30.5	96.5	91.6

Earnings before income taxes	114.3	129.6	420.3	380.8

Income taxes	12.1	36.9	100.5	105.8

Net earnings	102.2	92.7	319.8	275.0

Other comprehensive income (loss):
Foreign currency translation adjustment and other	(82.5)	43.6	(73.2)	12.6
Comprehensive income	$19.7	$136.3	$246.6	$287.6

Net earnings per common share:
Basic	$0.98	$0.90	$3.08	$2.67
Diluted	$0.98	$0.89	$3.06	$2.65

Weighted average common shares:
Basic	103.9	103.2	103.9	103.2
Diluted	104.6	104.0	104.5	103.9

See accompanying notes to condensed consolidated financial statements.

B/E AEROSPACE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In  Millions)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$319.8	$275.0
Adjustments to reconcile net earnings to net cash flows provided by operating activities, net of effects from acquisitions:
Depreciation and amortization	105.3	65.1
Deferred income taxes	21.4	36.0
Non-cash compensation	21.6	17.6
Provision for doubtful accounts	1.7	0.8
Loss on disposal of property and equipment	2.9	1.4
Tax benefits realized from restricted stock vesting and exercises of employee stock options	(9.1)	(6.2)
Changes in operating assets and liabilities:
Accounts receivable	(142.5)	(91.2)
Inventories	(218.1)	(163.0)
Other current and non-current assets	(61.1)	(17.9)
Accounts payable and accrued liabilities	161.6	121.8
Net cash provided by operating activities	203.5	239.4

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(183.0)	(113.7)
Acquisitions, net of cash acquired	(1,043.1)	(76.0)
Other	0.1	0.1
Net cash used in investing activities	(1,226.0)	(189.6)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock issued	3.7	3.3
Purchase of treasury stock	(0.1)	(0.4)
Tax benefits realized from restricted stock vesting and exercises of employee stock options	9.1	6.2
Principal payments on long-term debt	-	(0.3)
Borrowings on line of credit	668.0	-
Debt origination costs	(2.0)	-
Net cash provided by financing activities	678.7	8.8

Effect of foreign exchange rate changes on cash and cash equivalents	(4.7)	1.5

Net (decrease) increase in cash and cash equivalents	(348.5)	60.1
Cash and cash equivalents, beginning of period	637.8	513.7
Cash and cash equivalents, end of period	$289.3	$573.8

Supplemental disclosures of cash flow information:
Cash paid during period for:
Interest	$62.3	$60.0
Income taxes	114.2	73.9

Supplemental schedule of noncash investing activities:
Accrued property additions	$9.1	$8.3
Contingent consideration	102.0	-

See accompanying notes to condensed consolidated financial statements.

B/E AEROSPACE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited - In Millions, Except Per Share Data)

Note 1.Basis of Presentation

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

Note 2.Recent Accounting Pronouncements

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

In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers,  which updated the guidance in ASC Topic 606,  Revenue from Contracts with Customers.  The amendments in this update are effective for annual reporting periods beginning after December 15, 2016.  Early application is not permitted.  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should identify the contract(s) with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract and recognize revenue when (or as) the entity satisfies a performance obligation. The Company is currently evaluating the impact this guidance will have on its consolidated financial condition, results of operations, cash flows and disclosures and is currently unable to estimate the impact of adopting this guidance.

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

Note 3.Business Combinations

Energy Services Acquisitions

In April 2014, the Company acquired the assets of the Vision Oil Tools, LLC group of companies (“Vision”), a provider of technical services and associated rental equipment and logistics services to the energy sector. Vision established a new geographical base of operations for the Company in the North Dakota (Williston/Bakken) and Rocky Mountain regions. The purchase price was initially $140.0 with the potential for an additional $35.0 in 2015 if Vision generates its planned 2014 EBITDA. The Company has performed an assessment of the progress to date and determined it is likely that Vision will achieve this amount, and accordingly has recorded the $35.0 as a liability as of September 30, 2014. During the quarter ended September 30, 2014, Vision’s acquired working capital was finalized resulting in an additional purchase price of $0.7 and customary working capital adjustments as of the closing date which were not material individually or in the aggregate. The Company has not yet completed the remainder of its evaluation and allocation of the purchase price for Vision. During the June 2014, the Company also acquired the assets of the Cornell group of companies (“Cornell”), which provides technical services, associated logistic services and rental equipment to the energy sector in the Eagle Ford and Permian basins. The purchase price was $70.7 with the potential for an additional $67.0 based on achieving 2014 planned EBITDA. The Company has performed an assessment of the results to date and determined it is likely that such amount will be realized and accordingly, has recorded the $67.0 as a liability as of September 30, 2014. In April 2014, the Company also acquired the assets of the Marcellus group of companies (“MGS”) engaged in manufacturing and rental of equipment in the Marcellus/Utica basin for approximately $45.0. In January 2014, the Company acquired the assets of the LT Energy Services group of companies (“LT”), an Eagle Ford basin provider of rental equipment, for a net purchase price of approximately $102.5. In February 2014, the Company acquired the assets of Wildcat Wireline LLC

(“Wildcat”), a provider of wireline services primarily in the Eagle Ford basin, and also in the Marcellus/Utica basin, for a net purchase price of approximately $153.4.

For the 2014 energy services acquisitions, based on our preliminary purchase price allocation, the excess of the purchase price over the fair value of the identifiable assets acquired approximated $442.2, of which $109.0 was allocated to identified intangible assets, consisting of customer contracts and relationships and covenants not to compete, and $333.2 is included in goodwill. The useful life assigned to the customer contracts and relationships is eleven years, and the covenants not to compete are being amortized over their contractual periods of five years.

During the third and fourth quarters of 2013, the Company acquired the assets of Blue Dot Energy Services, LLC (“Blue Dot”) and Bulldog Frac Rentals, LLC (“Bulldog”), providers of technical services and associated rental equipment and logistics services to the energy sector, for a net purchase price of $114.0.  For the 2013 Acquisitions, the excess of the purchase price over the fair value of the identifiable assets acquired approximated $70.6, of which $28.5 was allocated to identified intangible assets, consisting of customer contracts and relationships and covenants not to compete, and $42.1 is included in goodwill. The useful lives assigned to the customer contracts and relationships range from 11‑20 years, and the covenants not to compete are being amortized over their contractual periods of five years.

All of the aforementioned acquisitions are included in the consumables management segment and collectively referred to as the “Energy Services Acquisitions”.

Manufacturing Acquisitions

In June 2014, the Company acquired the outstanding shares of the EMTEQ, Inc. group of companies, a domestic provider of aircraft interior and exterior lighting systems, as well as aircraft cabin management and power systems for a purchase price of $256.3, net of cash acquired. The Company also acquired the outstanding shares of the F+E Fischer + Entwicklungen GmbH & Co. KG group of companies (“Fischer”) a leading Europe-based manufacturer of seating products for civilian helicopters for a purchase price of $212.3, net of cash acquired. During the second quarter, the Company also acquired the outstanding shares of one smaller business, engaged in the production of lighting, control units and switches, based in Europe for a purchase price of $63.0, net of cash acquired. These acquisitions are included in the business jet segment and collectively referred to as the “Manufacturing Acquisitions.”

For the Manufacturing Acquisitions, based on our preliminary purchase price allocation, the excess of the purchase price over the fair value of the identifiable assets acquired approximated $499.0, of which $98.5 was allocated to identified intangible assets, consisting of customer contracts and relationships, developed technologies, trademarks and patents and covenants not to compete, and $400.5 is included in goodwill. The useful life assigned to the customer contracts and relationships and developed technologies is 20 years, the useful life assigned to trademarks and patents is 15 years, and the covenants not to compete are being amortized over their contractual periods of three to five years.

The Energy Services Acquisitions and Manufacturing Acquisitions were accounted for as purchases under FASB ASC 805, Business Combinations (“ASC 805”). The assets purchased and liabilities assumed for the Energy Services Acquisitions and Manufacturing Acquisitions have been reflected in the accompanying consolidated balance sheet as of September 30, 2014, and the results of operations for the Energy Services Acquisitions and Manufacturing Acquisitions are included in the accompanying consolidated statements of earnings from their respective dates of acquisition.

The valuation of certain assets, principally intangible assets, is not yet complete, and as such, the Company has not yet finalized its allocation of the purchase prices for the Energy Services Acquisitions and Manufacturing Acquisitions except for the Blue Dot acquisition.

The Company completed its evaluation and allocation of the Blue Dot purchase price during the quarter ended September 30, 2014 which resulted in an $8.0 increase in identified intangibles, a $3.9 increase in accounts receivable and an $11.9 decrease in goodwill.

The following table summarizes the current estimates of fair values of assets acquired and liabilities assumed in the Energy Services Acquisitions in accordance with ASC 805, which are currently recorded based on management’s estimates as follows:

				Other 2014
	Wildcat	Vision	Cornell	acquisitions	2014	2013
Accounts receivable-trade	$0.4	$10.8	$10.5	$15.1	$36.8	$14.8
Inventories	1.3	--	--	0.4	1.7	3.9
Other current and non-current assets	--	2.4	--	0.1	2.5	0.2
Property and equipment	26.9	44.7	28.7	41.2	141.5	35.5
Goodwill	97.3	89.3	74.7	71.9	333.2	42.1
Identified intangibles	27.5	30.0	24.5	27.0	109.0	28.5
Accounts payable	--	(1.5)	(0.7)	(4.0)	(6.2)	(10.0)
Other current and non-current liabilities	--	(35.0)	(67.0)	(4.2)	(106.2)	(1.0)
Total purchase price	$153.4	$140.7	$70.7	$147.5	$512.3	$114.0

All of the goodwill and other intangible assets related to the Energy Services Acquisitions are expected to be deductible for tax purposes.

The following table summarizes the current estimates of fair values of assets acquired and liabilities assumed in the Manufacturing Acquisitions in accordance with ASC 805, which are currently recorded based on management’s estimates as follows:

	Domestic	Foreign
Accounts receivable-trade	$12.2	$12.8
Inventories	16.1	8.0
Other current and non-current assets	1.3	0.5
Property and equipment	6.6	5.6
Goodwill	189.1	211.4
Identified intangibles	46.1	52.4
Accounts payable	(4.3)	(3.7)
Other current and non-current liabilities	(10.8)	(11.7)
Total purchase price	$256.3	$275.3

The majority of the goodwill and intangible assets related to the Manufacturing Acquisitions are not expected to be deductible for tax purposes.

Revenues and net earnings from Energy Services Acquisitions for the three and nine month periods ended September 30, 2014 were $126.9 and $24.9 and $261.8 and $42.6, respectively. Revenues and net earnings from Manufacturing Acquisitions for the three and nine month periods ended September 30, 2014 were $37.4 and $3.8 and $48.1 and $4.9, respectively.

Consolidated unaudited pro forma revenues, net earnings, and diluted net earnings per share for the three and nine month periods ended September 30, 2014 and 2013, respectively, giving effect to all acquisitions as if they had occurred on January 1, 2013 were as follows:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30,	September 30,	September 30,	September 30,
	2014	2013	2014	2013
	Pro forma	Pro forma	Pro forma	Pro forma
Revenues	$1,102.5	$1,006.1	$3,347.1	$2,935.9
Net earnings	102.2	103.3	345.6	302.0
Diluted net earnings per share	0.98	0.99	3.31	2.91

Note 4. Inventories

Inventories are stated at the lower of cost or market. Cost is determined using FIFO or the weighted average cost method. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs. In accordance with industry practice, costs in inventory include amounts relating to long-term contracts with long production cycles and inventory items with long procurement cycles, some of which are not expected to be realized within one year. Work-in-process inventories include costs and estimated earnings in excess of billings on uncompleted contracts of $115.3 and $107.5 and capitalized development costs on long-term seller furnished equipment contracts of $287.7 and $213.4 as of September 30, 2014 and December 31, 2013, respectively. Finished goods inventories primarily consist of aerospace fasteners. Inventory reserves were approximately $76.6 and $64.4 as of September 30, 2014 and December 31, 2013, respectively. Inventories, net of reserves, consist of the following:

	September 30, 2014	December 31, 2013
Purchased materials and component parts	$305.3	$243.4
Work-in-process	572.1	484.0
Finished goods	1,298.0	1,216.4
	$2,175.4	$1,943.8

Note 5.Goodwill and Intangible Assets

The table below sets forth the intangible assets by major asset class, all of which were acquired through business purchase transactions:

		September 30, 2014
	Useful			Net
	Life	Original	Accumulated	Book
	(Years)	Cost	Amortization	Value
Customer contracts and relationships	8-30	$582.0	$106.3	$475.7
Acquired technologies	5-34	152.1	57.9	94.2
Replacement parts annuity and product approvals	7-22	7.8	6.5	1.3
Technical qualifications, plans and drawings	10-22	17.7	15.4	2.3
Trademarks and patents	3-20	24.9	16.3	8.6
Covenants not to compete and other identified intangibles	4-5	36.7	5.7	31.0
Trade names	15 - Indefinite	39.7	1.3	38.4
		$860.9	$209.4	$651.5

Amortization expense associated with identifiable intangible assets was approximately $13.3 and $7.5 for the three month periods ended September 30, 2014 and 2013, respectively, and $33.0 and $22.6 for the nine month periods ended September 30, 2014 and 2013, respectively. The Company currently expects to recognize amortization expense of approximately $50.0 in each of the next five fiscal years. The future amortization amounts are estimates. Actual future amortization expense may be different due to future acquisitions, impairments, changes in amortization periods or other factors such as changes in exchange rates for assets acquired outside the United States. The Company expenses costs to renew or extend the term of a recognized intangible asset. Goodwill increased $682.6 during the nine months ended September 30, 2014, $717.1 due to our preliminary estimate of goodwill associated with acquisitions completed in 2013 and 2014, partially offset by foreign currency translations.

Note 6.Long-Term Debt

As of September 30, 2014, long-term debt consisted of $1,300.0 aggregate principal amount ($1,312.7 inclusive of original issue premium) of its 5.25% Notes, which had an effective yield of approximately 5.0%, and $650.0 aggregate principal amount ($646.0 net of original issue discount) of 6.875% senior unsecured notes due 2020 (the “6.875% Notes). The Company also has a $1,400.0 revolving credit facility pursuant to  Amendment No.1 to the Second Amended and Restated Credit Agreement as of June 26, 2014 (the “Revolving Credit Facility”), $668.0 of which was drawn at September 30, 2014. The amendment to increase the size of the Revolving Credit Facility from $950.0 to $1,400.0 did not change any other material terms under the agreement. The Revolving Credit Facility matures in August 2017 unless terminated earlier.

Borrowings under the Revolving Credit Facility bear interest at an annual rate equal to the London interbank offered rate (“LIBOR”) (as defined in the Revolving Credit Facility) plus 200 basis points or Prime (as defined in the Revolving Credit Facility) plus 100 basis points. As of September 30, 2014, the rate under the Revolving Credit Facility was approximately 2.22%.

Letters of credit outstanding under the Revolving Credit Facility aggregated $6.9 at September 30, 2014 ($6.1 at December 31, 2013).

The Revolving Credit Facility contains an interest coverage ratio financial covenant (as defined therein) that must be maintained at a level greater than 2.0 to 1 and a total leverage ratio covenant (as defined therein) which limits net debt to a 4.25 to 1 multiple of EBITDA (as defined therein). The Revolving Credit Facility is collateralized by substantially all of the Company’s assets and contains customary affirmative covenants, negative covenants and conditions precedent for borrowings, all of which were met as of September 30, 2014.

Note 7.Fair Value Measurements

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

The carrying amounts of cash and cash equivalents (which the Company classifies as Level 1 assets), accounts receivable – trade and accounts payable represent their respective fair values due to their short- term nature. The carrying amount of the $668.0 outstanding under the Revolving Credit Facility as of September 30, 2014 (none at December 31, 2013) represents fair value due to its floating interest rate. The fair value of the Company’s senior notes, based on market prices for publicly-traded debt (which the Company classifies as Level 2 inputs), was $2,103.1 and $2,058.5 as of September 30, 2014 and December 31, 2013, respectively. The fair value of the contingent consideration recognized on the acquisition dates of Vision and Cornell was determined based on the likelihood of achieving performance targets, significant inputs not observable in the market referred to as Level 3 inputs.

Note 8.Commitments, Contingencies and Off-Balance Sheet Arrangements

Lease Commitments – The Company finances its use of certain facilities and equipment under committed lease arrangements provided by various institutions. Since the terms of these arrangements meet the accounting definition of operating lease arrangements, the aggregate sum of future minimum lease payments is not reflected on the condensed consolidated balance sheets. At September 30, 2014, future minimum lease payments under these arrangements approximated $321.1, the majority of which related to long-term real estate leases.

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

Note 9.Accounting for Stock-Based Compensation

The Company has a Long Term Incentive Plan (“LTIP”) under which the Company’s Compensation Committee has the authority to grant stock options, stock appreciation rights, restricted stock, restricted stock units or other forms of equity-based or equity-related awards.

Compensation cost generally is recognized on a straight-line basis over the vesting period of the shares. Share-based compensation of $7.0 and $20.4, and $5.5 and $16.6 was recognized during the three and nine month periods ended September 30, 2014 and 2013, respectively, related to the equity grants made pursuant to the LTIP. Unrecognized compensation expense related to equity grants, including the estimated impact of any future forfeitures, was $48.1 at September 30, 2014.

The Company has established a qualified Employee Stock Purchase Plan which allows qualified employees (as defined in the Employee Stock Purchase Plan) to purchase shares of the Company’s common stock at a price equal to 85% of the closing price at the end of each semi-annual stock purchase period. Compensation cost for this plan was not material to any of the periods presented.

Note 10.Segment Reporting

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

The following table presents revenues and operating earnings by reportable segment:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2014	2013	2014	2013
Revenues
Commercial aircraft	$513.9	$456.6	$1,578.4	$1,307.8
Consumables management	448.7	317.4	1,242.0	956.8
Business jet	139.8	114.1	382.7	316.0
	$1,102.4	$888.1	$3,203.1	$2,580.6

Operating earnings (1)
Commercial aircraft	$80.4	$82.4	$271.8	$236.3
Consumables management	75.0	58.8	214.9	184.9
Business jet	(6.9)	18.9	30.1	51.2
	148.5	160.1	516.8	472.4
Interest expense	34.2	30.5	96.5	91.6
Earnings before income taxes	$114.3	$129.6	$420.3	$380.8

(1)

Operating earnings include an allocation of corporate IT costs, employee benefits and general and administrative costs based on the proportion of each segment’s systems users, number of employees and sales, respectively.

The following table presents capital expenditures by reportable segment:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2014	2013	2014	2013

Commercial aircraft	$20.6	$28.9	$68.2	$71.2
Consumables management	36.1	10.6	97.1	29.5
Business jet	3.6	6.4	17.7	13.0
	$60.3	$45.9	$183.0	$113.7

Corporate capital expenditures have been allocated to the above segments in a manner consistent with our corporate expense allocations.

The following table presents goodwill by reportable segment:

	September 30,	December 31,
	2014	2013

Commercial aircraft	$388.4	$394.6
Consumables management	1,380.3	1,086.5
Business jet	484.9	89.9
	$2,253.6	$1,571.0

The following table presents total assets by reportable segment:

	September 30,	December 31,
	2014	2013

Commercial aircraft	$2,028.5	$2,016.5
Consumables management	3,909.9	3,212.8
Business jet	1,019.7	466.9
	$6,958.1	$5,696.2

Corporate assets (including cash and cash equivalents) of $501.4 and $736.8 at September  30, 2014 and December 31, 2013, respectively, have been allocated to the above segments in a manner consistent with our corporate expense allocations.

Note 11.Net Earnings Per Common Share

Basic net earnings per common share is computed using the weighted average common shares outstanding during the period. Diluted net earnings per common share is computed by using the weighted average common shares outstanding including the dilutive effect of stock options, shares issued under the Employee Stock Purchase Plan and restricted shares based on an average share price during the period. For the nine month periods ended September 30, 2014 and 2013, approximately 0.0 and 0.1 shares of the Company’s common stock, respectively, were excluded from the determination of diluted earnings per common share because their effect would have been anti-dilutive (none for the three months ended September 30, 2014 and 2013). The computations of basic and diluted earnings per share for the three and nine months ended September 30, 2014 and 2013, respectively, are as follows:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2014	2013	2014	2013
Net earnings	$102.2	$92.7	$319.8	$275.0

Basic weighted average common shares	103.9	103.2	103.9	103.2
Effect of dilutive stock options and employee stock purchase plan shares	0.1	0.1	0.1	0.1
Effect of restricted shares issued	0.6	0.7	0.5	0.6
Diluted weighted average common shares	104.6	104.0	104.5	103.9

Basic net earnings per common share	$0.98	$0.90	$3.08	$2.67
Diluted net earnings per common share	$0.98	$0.89	$3.06	$2.65

Note 12.Accounting for Uncertainty in Income Taxes

In accordance with FASB ASC 740, Income Taxes (“ASC 740”), the Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. As of September 30, 2014 and December 31, 2013, the Company had $47.2 and $45.0, respectively, of net unrecognized tax benefits. This liability, if recognized, would affect the Company’s effective tax rate. The Company is currently open to audit by the tax authorities for the seven tax years ended December 31, 2013. There are currently no material income tax audits in progress.

The Company classifies interest and penalties related to income tax as income tax expense. The amount included in the Company’s liability for unrecognized tax benefits for interest and penalties was less than $2.0 as of September 30, 2014 and December 31, 2013.

Note 13.Pending Separation Transaction

On June 10, 2014, the Company announced that its management and Board of Directors has commenced a process to separate its business into two independent, publicly traded companies – one focused on aircraft interior equipment – design, development, manufacturing, certification and direct sales on a global basis, and the other focused on distribution, logistics and technical services for the aerospace and energy markets. The separation is expected to be completed by the end of the fourth calendar quarter of 2014 through a tax-free distribution to stockholders. Completion of the proposed separation is subject to certain conditions, including final approval by the Board of Directors, receipt of an appropriate tax opinion and effectiveness of a registration statement with the Securities and Exchange Commission, (the “SEC”).

During the quarter, the Company filed a Form 10 Registration Statement and subsequently, a first amendment related thereto, with the SEC, and subject to customary conditions, the Company expects to be able to effect a distribution of the shares of KLX Inc. to B/E Aerospace, Inc. stockholders by the end of 2014.

The Company currently intends to capitalize KLX through the issuance of approximately $1,200 of senior unsecured notes and to use approximately $750 of the net proceeds to pay a dividend to B/E Aerospace, leaving KLX with an expected approximately $430 in cash for general corporate purposes, approximately $110 of which is expected to be used to settle deferred payments associated with 2014 acquisitions. In addition, the Company expects KLX will establish a secured revolving credit facility for general corporate purposes.

The Company expects to redeem all of its outstanding debt in order to effect the separation of the two businesses. The Company’s new long-term debt is presently expected to be comprised of secured pre-payable term debt. The proceeds of the new long-term debt, together with the expected dividend from KLX will be utilized to prepay all of the Company’s current debt obligations and to pay all costs and expenses associated with the KLX spin-off. The Company also expects to establish a secured revolving line of credit for general corporate purposes. The Company currently estimates that it will incur, during the second half of 2014, debt redemption costs of approximately $235, including the write-off of unamortized debt issue costs, approximately $43 in legal, accounting, and advisory costs, and approximately $67 related to international tax initiatives. The Company also expects to incur business repositioning and separation costs of approximately $94, including fourth quarter 2014 KLX business repositioning charges as described below.

KLX expects to record a business repositioning charge during the fourth quarter of 2014 of approximately $26 related to a number of planned facility consolidations of its businesses, rationalization of headcount, employee transfers and other related costs and expenses. In addition, during 2015, KLX expects to incur approximately $20 of branding, recruiting, relocation, business repositioning, and other related expenses associated with post spin-off activities.

Note 14.Environmental Matters

In July 2014, one of the Company’s German businesses, Interturbine Aviation Logistics GmbH (ITL), which was acquired by B/E Aerospace Systems Holding GmbH in July 2012, was informed by German authorities that it had allegedly violated certain provisions of environmental and health and safety regulations related to the import and sale of certain chemical products for the period of 2009 through 2013. The Company is cooperating with German authorities and currently investigating the amounts of chemical products that were imported and allegedly sold in violation of the applicable laws. The ITL executive pre-acquisition continued to operate the business through July 2014, at which time he was removed. These violations could result in an administrative monetary penalty and a disgorgement of profits from the sale of products sold in violation of the applicable laws, which could be material. The Company is not currently able to determine the probability or estimable range of liability, if any, which it may ultimately be found to be responsible for that is not covered by any indemnity claims against the seller of ITL.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In Millions, Except Per Share Data)

OVERVIEW

The following discussion and analysis addresses the results of our operations for the three and nine month periods ended September 30, 2014, as compared to our results of operations for the three and nine month periods ended September 30, 2013. In addition, the discussion and analysis addresses our liquidity, financial condition and other matters for these periods.

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

We conduct our operations through strategic business units that have been aggregated under three reportable segments: commercial aircraft, consumables management and business jet. The Company is currently evaluating the appropriate structure and reporting classification of its business segments in light of the Company’s announcement of its intention to spin-off its consumables management segment, and depending on the results of the evaluation, our reportable segments and reporting units may change in the future.

Revenues by reportable segment for the three and nine month periods ended September 30, 2014 and September 30, 2013, respectively, were as follows:

	THREE MONTHS ENDED SEPTEMBER 30,				NINE MONTHS ENDED SEPTEMBER 30,
	2014		2013		2014		2013
		% of		% of		% of		% of
	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues
Commercial aircraft	$513.9	46.6%	$456.6	51.4%	$1,578.4	49.3%	$1,307.8	50.7%
Consumables management	448.7	40.7%	317.4	35.7%	1,242.0	38.8%	956.8	37.1%
Business jet	139.8	12.7%	114.1	12.9%	382.7	11.9%	316.0	12.2%
Total revenues	$1,102.4	100.0%	$888.1	100.0%	$3,203.1	100.0%	$2,580.6	100.0%

Revenues by geographic area (based on destination) for the three and nine month periods ended September 30, 2014 and September 30, 2013, respectively, were as follows:

	THREE MONTHS ENDED SEPTEMBER 30,				NINE MONTHS ENDED SEPTEMBER 30,
	2014		2013		2014		2013
		% of		% of		% of		% of
	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues
United States	$515.3	46.7%	$382.5	43.1%	$1,437.1	44.8%	$1,147.6	44.5%
Europe	279.7	25.4%	249.9	28.1%	812.5	25.4%	666.1	25.8%
Asia, Pacific Rim,
Middle East and Other	307.4	27.9%	255.7	28.8%	953.5	29.8%	766.9	29.7%
Total revenues	$1,102.4	100.0%	$888.1	100.0%	$3,203.1	100.0%	$2,580.6	100.0%

Revenues from our domestic and foreign operations for the three and nine month periods ended September 30, 2014 and September 30, 2013, respectively, were as follows:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2014	2013	2014	2013
Domestic	$799.5	$617.1	$2,309.8	$1,794.1
Foreign	302.9	271.0	893.3	786.5
Total revenues	$1,102.4	$888.1	$3,203.1	$2,580.6

Our consumables management segment (“CMS”) entered the business of providing services and associated rental equipment to the energy sector in late 2013 through two acquisitions for approximately $114.0 in cash, and also entered into agreements to acquire two additional businesses. Revenues from the two transactions consummated in 2013 were not significant. In 2014, CMS acquired five services and associated rental equipment businesses including the two transactions which were entered into in 2013 but closed in 2014, the “2014 Acquisitions”). The aggregate purchase price for the 2014 Acquisitions was $512.3, with potential additional consideration of up to $102.0 in 2015 if certain 2014 financial results are achieved. In doing so, CMS has established a services and rental equipment business in the northeast (Utica and Marcellus shales), southwest (Eagle Ford, Barnett, Haynesville – Bossier shales and Permian basin), in the mid-continent (Fayetteville shale, Mississippi line and Anadarko basin) and in the northwest (Bakken and Niobrara shales and Piceance basin) regions of the United States. Assuming these acquisitions were completed as of January 1, 2013, pro forma aggregate revenue from the aforementioned acquisitions would have comprised approximately 8.1% of our pro forma consolidated 2013 revenues.

For the manufacturing businesses, new product development is a strategic initiative for us. Our customers regularly request that we engage in new product development and enhancement activities. We believe these activities protect and enhance our leadership position. We believe our investments in research and development over the past several years have been a driving force behind our ongoing market share gains and the growth of our record backlog. Research, development and engineering spending was approximately 6.5% of sales during the third quarter of 2014. We expect research and development expenditures of approximately 6.0% - 6.5% of revenues for the next several years.

We also believe in providing our businesses with the tools required to remain competitive. In that regard, we have invested, and will continue to invest, in property and equipment that enhances our productivity. Taking into consideration recent program awards to deliver multi-year programs for various Boeing and Airbus aircraft, our targeted capacity utilization levels, recent acquisitions and current industry conditions, we expect that our capital expenditures will be approximately $250 during 2014.

The underlying market for our products and services remains quite robust. September year-to-date global traffic has increased a strong 5.8% and over the same period capacity is up 5.6%, resulting in near record global load factors  and yields. Strong traffic growth, record load factors, and record yields continue to drive record profitability for the global airline industry. So the aerospace cycle is being driven by continued growth in global passenger travel, attendant increases in capacity, and the aforementioned unprecedented period of profitability for the global airline industry.

The combination of strong airline profitability and low interest rates has created ideal aircraft ordering conditions. The combined Airbus and Boeing year-to-date book-to-bill is approximately 1.9 to 1. As a result, Boeing and Airbus continue to increase their production rates supported by record backlogs which now total more than 11,000 aircraft.

These extraordinarily strong industry conditions, along with our own multiple, company-specific growth drivers, are allowing B/E aerospace to grow revenues and earnings at a superior rate. In addition to the robust industry conditions, our record backlog, which is resulting in steady market share gains, our leverage to wide-body aircraft deliveries which are expected to grow at an approximate 12% CAGR over the next four years, and our $5.0 billion of awarded but unbooked programs are the additional specific drivers of growth for B/E Aerospace. Given the aforementioned robust industry, market, and company  specific conditions, the outlook for both B/E Aerospace businesses is favorable, assuming no negative macroeconomic exogenous impacts on either of the businesses.

On June 10, 2014, the Company announced that its management and Board of Directors has commenced a process to separate its business into two independent, publicly traded companies – one focused on aircraft interior equipment – design, development, manufacturing, certification and direct sales on a global basis, and the other focused on distribution, logistics and services for the aerospace and energy markets. The separation is expected to be completed by the end of 2014 through a tax-free distribution to stockholders. Completion of the proposed separation is subject to certain conditions, including final approval by the Board of Directors, receipt of an appropriate tax opinion and effectiveness of a registration statement with the Security and Exchange Commission (the “SEC”).

During the quarter, the Company filed a Form 10 Registration Statement and a first amendment related thereto, with the SEC, and subject to customary conditions, the Company expects to be able to effect a distribution of the shares of KLX Inc. to B/E Aerospace, Inc. stockholders by the end of 2014.

The Company currently intends to capitalize KLX through the issuance of approximately $1,200 of senior unsecured notes and to use approximately $750 of the net proceeds to pay a dividend to B/E Aerospace leaving KLX with an expected approximately $430 in cash for general corporate purposes, approximately $110 of which is expected to be used to settle deferred payments associated with 2014 acquisitions. In addition, the Company expects KLX will establish a secured revolving credit facility for general corporate purposes.

The Company expects to redeem all of its outstanding debt in order to effect the separation of the two businesses. The Company’s new long-term debt is presently expected to be comprised of secured pre-payable term debt. The proceeds of the new long-term debt, together with the expected dividend from KLX will be utilized to prepay all of the Company’s current debt obligations and to pay all costs and expenses associated with the KLX spin-off. The Company also expects to establish a secured revolving line of credit for general corporate purposes. The Company currently estimates that it will incur, during the second half of 2014, debt redemption costs of approximately $235, including the write-off of unamortized debt issue costs, approximately $43 in legal, accounting, and advisory costs, and approximately $67 related to international tax initiatives. The Company also expects to incur business repositioning and separation costs of approximately $94, including fourth quarter 2014 KLX business repositioning charges as described below.

KLX expects to record a business repositioning charge during the fourth quarter of 2014 of approximately $26 related to a number of planned facility consolidations of its businesses, rationalization of headcount, employee transfers and other related costs and expenses. In addition, during 2015, KLX expects to incur approximately $20 of branding, recruiting, relocation, business repositioning, and other related expenses associated with post spin-off activities.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2014,

COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2013

($ in Millions, Except Backlog and Per Share Data)

	REVENUES
	Three months ended September 30,
			Percent
	2014	2013	Change
Commercial aircraft	$513.9	$456.6	12.5%
Consumables management	448.7	317.4	41.4%
Business jet	139.8	114.1	22.5%
Total revenues	$1,102.4	$888.1	24.1%

Third quarter 2014 revenues of $1,102.4 were a record for any quarter, and increased $214.3, or 24.1%, as compared with the same period of the prior year.

Cost of sales for the current period was $736.0 or 66.8% of sales, as compared with cost of sales of $545.8, or 61.5% of sales in the prior year period. The 530 basis point increase in cost of sales as a percentage of total revenues is primarily due to lower gross margins in both our business jet segment (“BJS”) and CMS. Gross margins in our BJS were 1,330 basis points lower than the prior year period due to business repositioning and expedited development costs of $34.3 for a key customer from whom we have received nearly $600 of recent awards. CMS was recently awarded long-term customer contracts which require CMS to acquire customer owned inventories and to sell these parts back as consumed at customer cost plus a small service fee until the inventories are depleted, resulting in temporarily lower margins on these new programs. Gross margins at CAS were 470 basis points lower than the prior year primarily due to repositioning costs of $9.7 during the quarter.

Selling, general and administrative (“SG&A”) expenses for the third quarter of 2014 were $146.2, or 13.3% of sales as compared with SG&A of $120.0, or 13.5% of sales in the same period in 2013. The higher level of SG&A in the current period is primarily due to our 24.1% increase in revenues, acquisitions completed in the first half of 2014,$6.9 of business separation costs and business repositioning costs of approximately $4.4.

Research, development and engineering expense for the third quarter of 2014 was $71.7, or 6.5% of sales as compared with $62.2 or 7.0% of sales in the same period in 2013. The $9.5 increase in spending is primarily due to higher new product development costs in our BJS for super first class products.

Third quarter 2014 operating earnings were $148.5, (13.5% of revenues), a decrease of 7.2% as compared with the prior year period, which was the result of business repositioning and separation and expedited development costs totaling $55.3, partially offset by the aforementioned 24.1% increase in revenues.

Interest expense in the third quarter 2014 of $34.2 increased by $3.7 as a result of recent borrowings to fund acquisitions completed in the first half of 2014.

Third quarter 2014 earnings before income taxes of $114.3 decreased $15.3 or 11.8%, as compared with the prior year period, as a result of the above mentioned 24.1% increase in revenues offset by business repositioning and separation costs aggregating $55.3, partially offset by a $3.7 increase in interest expense.

Income tax expense of $12.1 decreased by $24.8 as compared with the prior year period income tax expense of $36.9, reflecting the cumulative catch up adjustment to bring our year-to-date tax provision to the current expected tax rate of approximately 23.9%. The lower expected tax rate in 2014 results from the expected 2014 financing, separation and repositioning expenses.

Third quarter 2014 net earnings and earnings per diluted share were $102.2 and $0.98 per share, respectively, representing increases of 10.2% and 10.1%, respectively, as compared with the prior year period.

Bookings during the third quarter of 2014 were approximately $1.1 billion, an increase of 22.2% as compared to the prior year period. Booked backlog at September 30, 2014 was approximately $3.9 billion and total backlog, both booked and awarded but unbooked, was approximately $8.9 billion.

Segment Results

The following is a summary of operating earnings (loss) by segment:

	OPERATING EARNINGS (LOSS)
	Three months ended September 30,
			Percent
	2014	2013	Change
Commercial aircraft	$80.4	$82.4	-2.4%
Consumables management	75.0	58.8	27.6%
Business jet	(6.9)	18.9	-136.5%
Total operating earnings	$148.5	$160.1	-7.2%

Third quarter 2014 CAS revenues increased 12.5% while operating earnings of $80.4 decreased 2.4% as compared with the prior year period and operating margin of 15.6% decreased 240 basis points primarily as a result of business repositioning costs of approximately $14.1 in the current year period.

Third quarter 2014 CMS revenues increased 41.4%. Revenues for the consumables business increased approximately 4.0% as compared with the prior year while the energy services business revenue growth was very strong. On a sequential quarterly basis, energy services revenues increased by $36.5 (40.4%) to $126.9. On a proforma basis as though all acquisitions completed during 2014 and 2013 had been completed on January 1, 2013, CMS revenue growth would have been 14.5%. Third quarter 2014 operating earnings of $75.0 increased 27.6%, and operating margin was 16.7%. Operating earnings in the current three-month period were negatively impacted by the aforementioned new recently awarded long-term customer agreements as well as $6.9 and business separation costs.

Third quarter 2014 BJS revenues increased 22.5%. Operating loss was $6.9 as compared with operating earnings of $18.9 in the prior year period. During the quarter, BJS incurred a higher level of program spending totaling $34.3 to facilitate expedited development of a unique new product suite to support a major customer initiative. In return for agreeing to the expedited development efforts the customer has awarded the Company with approximately $600 of awards and orders.

NINE MONTHS ENDED SEPTEMBER 30, 2014,

AS COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2013

	REVENUES
	Nine months ended September 30,
			Percent
	2014	2013	Change
Commercial aircraft	$1,578.4	$1,307.8	20.7%
Consumables management	1,242.0	956.8	29.8%
Business jet	382.7	316.0	21.1%
Total operating earnings	$3,203.1	$2,580.6	24.1%

For the nine months ended September 30, 2014, revenues of $3,203.1 increased 24.1%, as compared with the prior year period.

Cost of sales for the current nine month period was $2,053.4, or 64.1% of sales, as compared with cost of sales of $1,592.4, or 61.7% of sales in the prior year period. The 240 basis point increase in cost of sales as a percentage of total revenues is primarily due to lower gross margins in our BJS and CMS segments. Gross margins at BJS were 350 basis points lower than the prior year period due to business repositioning and expedited development costs of $34.3 for a key customer from whom we have received nearly $600 of recent awards. CMS was recently awarded long-term customer contracts which require CMS to acquire customer owned inventories and to sell these parts back as consumed at customer cost plus a very small service fee until the inventories are depleted, resulting in lower margins on these new programs.  Gross margins at CAS were 200 basis points lower than the prior year primarily due to business repositioning costs of $9.7 and mix of products sold.

SG&A expenses for the first nine months of 2014 were $419.5, or 13.1% of sales as compared with SG&A of $349.5, or 13.5% of sales in the same period in 2013. The higher level of SG&A in the current period is primarily due to our 24.1% increase in revenues and acquisition and business separation, and business repositioning and acquisition related costs of $26.3.

Research, development and engineering expense for the first nine months of 2014 was $213.4, or 6.7% of sales as compared with $166.3 or 6.4% of sales in the same period in 2013. The $47.1 increase in spending is primarily due to new product development initiatives in CAS which have since been completed.

For the nine months ended September 30, 2014, operating earnings were $516.8, an increase of 9.4% and operating margin was 16.1%, a decline of 220 basis points, primarily as a result of business repositioning and separation and expedited development costs totaling $70.3.

Interest expense in the nine months of 2014 of $96.5 increased by $4.9 as a result of recent borrowings to fund acquisitions completed in the first half of 2014.

Earnings before income taxes in the current nine month period of $420.3 increased by $39.5, or 10.4%, as compared with the prior year period, primarily as a result of the 24.1% increase in revenues offset by business repositioning and separation costs aggregating $70.3.

Income tax expense in the current nine month period of $100.5 or 23.9% of earnings before income taxes, decreased by $5.3 as compared with the prior year period income tax expense of $105.8, which represented a 27.8% effective tax rate. The lower expected tax rate in 2014 results from the expected 2014 financing, separation and repositioning costs.

For the nine months ended September 30, 2014, net earnings and earnings per diluted share were $319.8 and $3.06 per share, representing increases of 16.3% and 15.5%, respectively, as compared with the prior year period.

Bookings for the nine months ended September 30, 2014 were approximately $3.3 billion, representing a book-to-bill ratio of approximately 1.03 to 1.

Segment Results

The following is a summary of operating earnings by segment:

	OPERATING EARNINGS
	Nine months ended September 30,
			Percent
	2014	2013	Change
Commercial aircraft	$271.8	$236.3	15.0%
Consumables management	214.9	184.9	16.2%
Business jet	30.1	51.2	-41.2%
Total operating earnings	$516.8	$472.4	9.4%

For the nine months ended September 30, 2014, CAS revenues increased 20.7% while operating earnings of $271.8 increased 15.0% and operating margin of 17.2% decreased by 90 basis points as a result of business repositioning and separation costs of $15.0 in the current year period.

For the nine months ended September 30, 2014, CMS revenues increased 29.8%. Operating earnings were $214.9, an increase of 16.2%, and operating margin was 17.3%, which includes  approximately $5.1 of acquisition costs related to acquisitions in the first half of 2014 and business separation expenses of $11.2. On a proforma basis as though all acquisitions completed during 2014 and 2013 had been completed on January 1, 2013, revenue growth would have been 10.3%.

For the nine months ended September 30, 2014, BJS revenues increased 21.1%. Operating earnings of $30.1 decreased $21.1 as compared with the prior year period. Operating earnings and operating margin were negatively impacted by expedited development costs, acquisition and strategic review costs totaling $39.0.

LIQUIDITY AND CAPITAL RESOURCES

Current Financial Condition

As of September 30, 2014, our net debt-to-net capital ratio was 44.7%. Net debt was $2,337.4, which represented total debt of $2,626.7, less cash and cash equivalents of $289.3. At September 30, 2014, net capital (total debt plus total stockholders’ equity less cash and cash equivalents) was $5,227.1. As of September 30, 2014, long-term debt primarily consisted of $1,300.0 aggregate principal amount ($1,312.7 inclusive of original issue premium) of our 5.25% Senior Unsecured Notes due 2022 (the “5.25% Notes”) and $650.0 aggregate principal amount ($646.0 net of original issue discount) of our 6.875% Senior Unsecured Notes due 2020 (the “6.875% Notes”). We also have a five-year $1.4 billion Revolving Credit Facility (the “Revolving Credit Facility”) pursuant to Amendment No. 1 to the Second Amended and Restated Credit Agreement as of June 26, 2014 (the “Revolving Credit Facility Agreement”). At September 30, 2014 there was $668.0 outstanding under the Revolving Credit Facility. Cash on hand and availability under our Revolving Credit Facility at September 30, 2014 was $1,021.3. Cash on hand at September 30, 2014 decreased by $348.5 as compared with cash on hand at December 31, 2013 primarily as a result of cash flows from operating activities of $203.5 less capital expenditures of $183.0, net expenditures for acquisitions of $1,043.1 and recent financing activities. The substantial majority of our cash is held within the United States, and all of our foreign cash may be brought back into the United States in a tax efficient manner. Our liquidity requirements consist of working capital needs, ongoing capital expenditures and payments of interest and principal on our indebtedness. Our primary requirements for working capital are directly related to the level of our operations.

Working capital as of September 30, 2014 was $2,147.2, a decrease of $133.4 as compared with working capital at December 31, 2013. As of September 30, 2014, total current assets increased by $136.8 and total current liabilities increased by $270.2. Total current assets increased primarily as a result of a $192.8 increase in accounts receivable and a $231.6 increase in inventories to support future revenue growth offset by a decrease in cash used to fund the 2014 Acquisitions. The increase in total current liabilities was primarily due to an increase in accounts payable and accrued liabilities due to the higher level of business activity and earnouts associated with the 2014 Acquisitions.

Cash Flows

As of September 30, 2014, our cash and cash equivalents were $289.3 as compared to $637.8 at December 31, 2013. Cash generated from operating activities was $203.5 for the nine months ended September 30, 2014, as compared to $239.4 in the same period in the prior year, reflecting the 24.1% increase in revenues and a corresponding 26.8% increase in working capital, (net of cash and exclusive of the impact of acquisitions). The primary sources of cash from operations during the nine months ended September 30, 2014 were net earnings of $319.8, plus depreciation and amortization of $105.3, non-cash compensation of $21.6, a net increase in our deferred tax liability of $21.4 and an increase in accounts payable and accrued liabilities of $161.6. Offsetting these sources of cash were an increase in accounts receivable of $142.5 as a result of the 24.1% increase in revenues and a $218.1 increase in inventories to support our record backlog.

Capital Spending

Our capital expenditures were $183.0 and $113.7 during the nine months ended September 30, 2014 and 2013, respectively. We expect capital expenditures of approximately $250 during 2014. These capital expenditures are needed to support our record total backlog of approximately $8,900 ($3,900 booked and $5,000 awarded but unbooked), and to support the 2013 Acquisitions and 2014 Acquisitions, which are experiencing double digit increases in demand. Our capital spending also takes into consideration our targeted capacity utilization levels and current industry conditions. We have, in the past, generally funded our capital expenditures with cash from operations and funds available to us under revolving bank credit facilities. We expect to fund future capital expenditures from cash on hand, from operations, from funds available to us under the Revolving Credit Facility, from the Company’s expected new long-term debt and dividend from KLX and from KLX’s issuance of senior unsecured notes.

Outstanding Debt and Other Financing Arrangements

Long-term debt at September 30, 2014 totaled $2,626.7 and consisted of our 5.25% Notes, our 6.875% Notes and our Revolving Credit Facility.

We have a five-year, $1,400.0 Revolving Credit Facility, which provides an option to request additional incremental revolving credit borrowing capacity and incremental term loans, in each case upon the satisfaction of certain customary terms and conditions. The Revolving Credit Facility was amended as of June 26, 2014 to increase the size from $950.0 to $1,400.0; all other material terms under the agreement remained unchanged. At September 30, 2014, there was $668.0 outstanding under the Revolving Credit Facility.

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

The Revolving Credit Facility Agreement contains an interest coverage ratio financial covenant (as defined therein) that must be maintained at a level greater than 2.0 to 1. The Revolving Credit Facility Agreement also contains a total leverage ratio covenant (as defined therein) which limits net debt to a 4.25 to 1 multiple of EBITDA (as defined therein). The Revolving Credit Facility Agreement contains customary affirmative covenants, negative covenants, and conditions precedent for borrowings, all of which were met as of September 30, 2014.

Contractual Obligations

The following table reflects our contractual obligations and commercial commitments as of September 30, 2014. Commercial commitments include lines of credit, guarantees and other potential cash outflows resulting from a contingent event that requires performance by us or our subsidiaries pursuant to a funding commitment.

Contractual Obligations	2014	2015	2016	2017	2018	Thereafter	Total
Long-term debt and other non-current liabilities (1)	$-	$3.8	$3.7	$672.0	$3.1	$1,988.9	$2,671.5
Earnout obligations	-	102.0	-	-	-	-	102.0
Operating leases	14.5	47.7	44.7	39.3	34.2	140.7	321.1
Purchase obligations (2)	2.0	4.9	2.5	0.7	-	-	10.1
Future interest payments on outstanding debt (3)	9.2	130.2	130.2	130.2	130.2	346.0	876.0
Total	$25.7	$288.6	$181.1	$842.2	$167.5	$2,475.6	$3,980.7

Commercial Commitments
Letters of credit	$6.9	--	--	--	--	--	$6.9

(1)

Our liability for unrecognized tax benefits of $47.2 at September 30, 2014 has been omitted from the above table because we cannot determine with certainty when this liability will be settled. It is reasonably possible that the amount of liability for unrecognized tax benefits will change in the next twelve months; however, we do not expect the change to have a significant impact on our consolidated financial statements.

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

Off-Balance Sheet Arrangements

Lease Arrangements

We finance our use of certain equipment under committed lease arrangements provided by various financial institutions. Since the terms of these arrangements meet the accounting definition of operating lease arrangements, the aggregate sum of future minimum lease payments is not reflected in our condensed consolidated balance sheets. Our aggregate future minimum lease payments under these arrangements total approximately $321.1 at September 30, 2014.

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

From time to time, we and our foreign subsidiaries may enter into foreign currency exchange contracts to manage risk on transactions conducted in foreign currencies. At September 30, 2014, we had no outstanding forward currency exchange contracts. In addition, we have not entered into any other derivative financial instruments.

Interest Rates – As of September 30, 2014, we had adjustable rate debt outstanding with a value totaling $668.0. The weighted average interest rate for the adjustable rate debt was 2.22% as of September 30, 2014. We do not engage in transactions intended to hedge our exposure to changes in interest rates.

As of September 30, 2014, we maintained a portfolio of cash and securities consisting mainly of taxable, interest-bearing deposits with weighted average maturities of less than three months. If short-term interest rates were to increase or decrease by 10%, we estimate interest income would increase or decrease by less than $0.1.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officers and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act), as of September 30, 2014. Based upon that evaluation, the Chief Executive Officers and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the third quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 5. EXHIBITS

Exhibit 10(iii) – Management Contracts and Executive Compensation Plans, Contracts and Arrangements

10.1   Amended and Restated Employment Agreement between B/E Aerospace, Inc. and Amin J. Khoury, dated as of September 15, 2014

10.2   Separation Agreement and Mutual Release between B/E Aerospace, Inc. and Thomas P. McCaffrey, dated as of September 15, 2014

10.3   Third Amendment to Ryan Patch Amended and Restated Employment Agreement, dated as of October 21, 2014

Exhibit 31 - Rule 13a-14(a)/15d-14(a) Certifications

31.1Certification of Chairman and Co-Chief Executive Officer

31.2Certification of Senior Vice President and Chief Financial Officer

31.3Certification of President and Co-Chief Executive Officer

Exhibit 32 - Section 1350 Certifications

32.1Certification of Chairman and Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2Certification of Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

32.3Certification of President and Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350

Exhibit 101 – Interactive Data Files

101.INSXBRL Instance Document

101.SCHXBRL Taxonomy Extension Schema Document

101.CALXBRL Taxonomy Extension Calculation Linkbase Document

101.DEFXBRL Taxonomy Extension Definition Linkbase Document

101.LABXBRL Taxonomy Extension Label Linkbase Document

101.PREXBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

B/E AEROSPACE, INC.

Date: October 30, 2014	By:	/s/ Amin J. Khoury
Amin J. Khoury
Chairman and
Co-Chief Executive Officer

Date: October 30, 2014	By:	/s/ Werner Lieberherr
Werner Lieberherr
President and
Co-Chief Executive Officer

Date: October 30, 2014	By:	/s/ Thomas P. McCaffrey
Thomas P. McCaffrey
Senior Vice President and
Chief Financial Officer