Form 10-K
period 2014-12-31
B/E AEROSPACE INC
filed 2015-02-27
CIK 861361

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[ X ]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

[    ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

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

Yes [X] No [ ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [ ] No [X]

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

Yes [ ] No [X]

The aggregate market value of the registrant's voting stock held by non-affiliates was approximately $7,102 million on June 30, 2014 based on the closing sales price of the registrant's common stock as reported on the NASDAQ Global Select Market as of such date, which is the last business day of the registrant's most recently completed second fiscal quarter. Shares of common stock held by executive officers and directors have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not a determination for any other purpose. The number of shares of the registrant's common stock, $.01 par value, outstanding as of February 23, 2015 was 105,963,213 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the registrant's Proxy Statement to be filed with the Commission in connection with the 2015 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K. With the exception of those sections that are specifically incorporated by reference in this Annual Report on Form 10-K, such Proxy Statement shall not be deemed filed as part of this Report or incorporated by reference herein.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information to investors. This Annual Report on Form 10-K (Form “10-K”) includes forward-looking statements that reflect our current expectations and projections about our future results, performance, prospects, payment of dividends and repurchase of shares. Forward-looking statements include all statements that are not historical in nature or are not current facts. We have tried to identify these forward-looking statements by using words including “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “should,” “will” and similar expressions. These forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause our actual results, performance, prospects and ability to pay dividends to differ materially from those expressed in, or implied by, these forward-looking statements. These factors include the risks, uncertainties, assumptions and other factors discussed under the headings “Item 1A. Risk Factors,” as well as “Item 1. Business,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-K, including: future events that may have the effect of reducing our available operating income and cash balances, such as unexpected operating losses, the impact of rising fuel prices on our airline customers, outbreaks in national or international hostilities, terrorist attacks, prolonged health and environmental issues that reduce air travel demand, delays in, or unexpected costs associated with, the integration of our acquired businesses, conditions in the airline industry, conditions in the business jet industry, problems meeting customer delivery requirements, our success in winning new or expected refurbishment contracts from customers, capital expenditures, increased leverage, possible future acquisitions, facility closures, product transition costs, labor disputes involving us, our significant customers’ suppliers or airframe manufacturers, the impact of a prolonged global recession, the possibility of a write-down of intangible assets, delays or inefficiencies in the introduction of new products, fluctuations in currency exchange rates or our inability to properly manage our rapid growth.

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

Unless otherwise indicated, the industry data contained in this Form 10-K is from the January/February 2015 issue of the Airline Monitor, December 2014 reports of the International Air Transport Association (“IATA”), the Boeing Current Market Outlook 2014, “The ACAS Database” or the Airbus and The Boeing Company (“Boeing”) corporate websites.

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

•	modular lavatory systems, waste water management systems and galley systems;

•	both chemical and gaseous aircraft oxygen storage, distribution and delivery systems, protective breathing equipment and a broad range of lighting products; and

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

Since our organization as a corporation in Delaware in 1987, we have substantially expanded the size, scope and nature of our business as a result of a number of acquisitions. Between 1989 and 2011, we completed 28 acquisitions, for an aggregate purchase price of approximately $1.2 billion. We believe these acquisitions enabled us to position ourselves as a preferred global supplier to our customers. During this period we consolidated facilities and product lines, implemented lean manufacturing and continuous improvement programs and invested in our information technology. All of these efforts allowed us to continually improve our productivity and expand our operating margins.

In June 2014, the Company acquired the outstanding shares of the Emteq, Inc. group of companies, a domestic provider of aircraft interior and exterior lighting systems, as well as aircraft cabin management and power systems for a purchase price of $256.3 million, net of cash acquired. The Company also acquired the outstanding shares of the F+E Fischer + Entwicklungen GmbH & Co. KG group of companies, a leading Europe-based manufacturer of seating products for civilian helicopters for a purchase price of $212.3 million, net of cash acquired. During the second quarter, the Company also acquired the outstanding shares of Wessex Advanced Switching Products Ltd., a company engaged in the production of lighting, control units and switches, based in Europe for a purchase price of $63.0 million, net of cash acquired. These acquisitions are included in the business jet segment.

On June 10, 2014, we announced a plan to spin-off our Consumables Management Segment into a separate publicly traded company. To accomplish the spin-off, we formed a new company, KLX Inc. (“KLX”).

On December 16, 2014 (the “Distribution Date”), we completed the spin-off of KLX by means of the transfer of our Consumables Management Segment to KLX and the subsequent distribution to our stockholders of all of the outstanding shares of KLX common stock. As part of the spin-off, we also entered into several related agreements with KLX including a separation and distribution agreement (the “Separation and Distribution Agreement”) and a tax sharing and indemnification agreement (the “Tax Sharing and Indemnification Agreement”). The historical operating results of the Consumables Management Segment prior to the spin-off are excluded from Earnings from Continuing Operations and are presented as Earnings from Discontinued Operations in our consolidated statements of earnings and comprehensive income. Discontinued Operations include the results of KLX’s business except for certain corporate overhead costs and certain costs associated with transition services that will be provided by us to KLX.  Discontinued Operations also include other costs incurred by us to spin-off KLX.  The assets, liabilities, and cash flows of the Consumables Management Segment are included in our consolidated balance sheet and our consolidated statements of cash flows for periods prior to the Distribution Date.

Our principal executive offices and corporate headquarters are located at 1400 Corporate Center Way, Wellington, Florida 33414-2105 and our telephone number is 561-791-5000.

Industry Overview

The commercial and business jet aircraft cabin interior products industries encompass a broad range of products and services, including aircraft seating, passenger entertainment and service systems, food and beverage preparation and storage systems, galley systems, passenger and crew oxygen storage, oxygen distribution and delivery systems, lavatory systems,  wastewater management systems, lighting systems, evacuation equipment and overhead bins, as well as interior reconfigurations and a variety of other engineering, design, integration, installation, retrofit and certification services, such as passenger-to-freighter conversions.

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

Based on industry sources and studies, we estimate that during 2014, the global commercial and business jet cabin interior products industry, for the principal products of the type which we manufacture, exclusive of service revenues, had annual sales of approximately $4.4 billion.  We estimate that the total worldwide installed base of commercial and general aviation aircraft cabin interior products for the principal products of the type which we manufacture, valued at replacement prices, was approximately $26.6 billion as of December 31, 2014.

During 2014, global air traffic increased by 5.5% as compared with global traffic increases of 5.7% in 2013 and 4.8% in 2012. The increases in global traffic demand from 2012 through 2014 reflect the global macroeconomic environment. The Airline Monitor 2015 forecast calls for a global passenger traffic increase of approximately 5.8% and capacity growth of approximately 5.5%.

IATA expects the global airline industry to generate a profit of approximately $19.9 billion in 2014, an increase of 88% compared to 2013. Overall performance in 2014 has been positively impacted by strong passenger traffic growth of approximately 5.5%, near record load factors of about 80% and a modest reduction in yields as compared with 2013.  For 2015 IATA expects global profits to improve to $25.0 billion, or 26% higher than 2014.

The airlines have substantially strengthened their balance sheets over the past several years through operating profits and by accessing capital markets. As a result, we believe airline balance sheets are much stronger than in any time in the past ten years.

Approximately 710 business jets were delivered in 2014 versus 678 business jets in 2013 and 672 business jets in 2012.

Other factors expected to affect the industries we serve include the following:

Wide-Body Aircraft Deliveries. Deliveries of wide-body, long-haul aircraft constitute an increasing share of total new aircraft deliveries and are an increasing percentage of the worldwide fleet. Wide-body aircraft represented approximately 26% of all new commercial aircraft (excluding regional jets) delivered over the four-year period ended December 31, 2014. According to the Airline Monitor, 377 new wide-body aircraft were delivered in 2014 and approximately 390 are expected to be delivered in 2015. Over the 2015-2018 period, 1,730 wide-body aircraft deliveries are expected, averaging approximately 433 such aircraft per year, or a 15% higher delivery level as compared with 2014 and representing approximately 28% of total deliveries. The Airline Monitor also predicts that nearly 5,090 twin-aisle aircraft will be delivered over the 2015-2025 timeframe or approximately 463 wide-body and super wide-body aircraft per year, which is 23% higher, on average, as compared to 2014 deliveries. According to the Airline Monitor, wide-body aircraft deliveries are expected to grow at a 7% compounded annual growth rate (“CAGR”) over the four-year period ending 2018.

Long-Term Growth in Worldwide Fleet. According to the Airline Monitor, new deliveries of large commercial aircraft increased to 1,352 aircraft in 2014, as compared to 1,274 aircraft in 2013 and 1,189 in 2012. According to the Airline Monitor, new aircraft deliveries are expected to total 1,430 in 2015 and 1,470 in 2016. Worldwide air traffic is expected to grow by approximately 5.8% in 2015 and the Airline Monitor has forecasted revenue passenger miles to increase at a CAGR of approximately 5.3% during the 2014-2029 period, increasing from 3.7 trillion miles in 2014 to approximately 8.0 trillion miles by 2029. As a result, the Airline Monitor expects the worldwide fleet of commercial jet aircraft to increase by approximately 74% from approximately 23,868 regional, single-aisle and twin-aisle aircraft at December 31, 2014 to approximately 41,582 aircraft at December 31, 2029.

Existing Installed Base. According to industry sources, the world's active commercial passenger aircraft fleet consisted of approximately 23,868 aircraft as of December 31, 2014. Additionally, based on industry sources, there are approximately 19,007 business jets currently in service. Based on such fleet numbers, we estimate that the total worldwide installed base of commercial and general aviation aircraft cabin interior products for the principal products of the type which we manufacture, valued at replacement prices, was approximately $26.6 billion as of December 31, 2014. The size of the installed base is expected to increase as a result of the growth in the world-wide fleet and is expected to generate additional and continued demand for retrofit, refurbishment and spare parts.

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

Competitive Strengths

We believe that we have a strong competitive position attributable to a number of factors, including the following:

Large Installed Base.  We have a large installed base of commercial and general aviation aircraft cabin interior products for the principal products of the type which we manufacture, valued at replacement prices, of approximately $10.9 billion as of December 31, 2014. Based on our experience in the industry, we believe our installed base is substantially larger than that of our competitors. We believe that our large installed base is a strategic advantage, as airlines tend to purchase aftermarket products and services, including spare parts, retrofit and refurbishment programs, from the original supplier. As a result, we expect our large installed base to generate continued aftermarket revenue as airlines continue to maintain, evolve and reconfigure their aircraft cabin interiors.

Increasing Content of B/E Aerospace Products in Individual Aircraft Platforms Through Development and Sales of Seller Furnished Equipment (“SFE”). Traditionally, we, and our competitors, have sold customized cabin interior products directly to the airlines. Approximately six years ago we began a campaign to develop a range of new aircraft interior products and to market certain interior systems directly to Boeing and Airbus. During 2011, we were awarded one of the most important new business programs in our history when Boeing selected us as the exclusive manufacturer of modular lavatory systems for Boeing’s 737 NG family of airplanes, as well as the Boeing 737 MAX. The award was initially valued in excess of $800 million, exclusive of retrofit orders. This innovative SFE system will become standard equipment on these aircraft. Our proprietary lavatory systems create the opportunity to add up to six incremental passenger seats on each new 737 NG airplane.

We have also been selected by Boeing to manufacture our light-emitting-diode (“LED”) cabin lighting systems for the Boeing 737 Sky Interior aircraft. This has facilitated our growth on lighting retrofits for both narrow-body and wide-body aircraft where we have won several awards as we continue to offer all-LED lighting throughout the cabin into the existing worldwide fleet of aircraft. To date, we have been selected by Boeing to manufacture our patented Pulse OxygenTM system and passenger service units for the B787 and B747-8, and we have been selected by Airbus to manufacture our next generation galley systems and our patented passenger oxygen delivery system for the A350 XWB. Additionally, we have been selected by major business jet manufacturers to provide vacuum wastewater systems. As of December 31, 2014, the SFE programs we have won are currently expected to generate approximately $5.0 billion in revenues over time, and are expected to significantly increase our content per aircraft type; however, only a small portion of these programs are included in our reported backlog as of December 31, 2014. This effort to develop and market new interior systems directly to the original equipment manufacturers (“OEMs”) is important to us as it represents a significant potential increase in the dollar value of our products on each such aircraft type.

Focus on Innovation and New Product Development. Our aircraft cabin interior products businesses are engaged in extensive product development and marketing efforts for both new features on existing products and new products. We believe, based on our experience in the industry, that we are a technological leader, with the largest research and development organization in the cabin interior products industry. The success of these and other new product development efforts are expected to increase demand for our products in both newly purchased aircraft and in aftermarket retrofits and it has allowed us to grow our backlog and improve the product mix of our current backlog. Newly introduced products include a broad range of amenities such as luxurious first class cabins (offering high privacy and high density seats) with appointments such as lie-flat seating, mini-bars, closets, flat screen TVs, digital LED mood lighting, electric lie-flat first and business class seats, Pulse Oxygen™ gaseous passenger oxygen systems for the Boeing 787 and Airbus A350 XWB, next-generation galley systems for the Airbus A350 XWB, electric fully berthing business jet seating, lightweight, lower maintenance wastewater systems for business and commercial jets and a full range of business and executive jet seating. We recently introduced our new patented Pinnacle® main cabin seating platform, which we believe is the industry’s lightest full-featured seat that significantly reduces cost of ownership, simplifies maintenance and increases overall passenger living space. We also introduced our digital LED lighting system for the Boeing 737 Sky Interior aircraft. This innovative, lightweight LED system features adjustable lighting with full spectrum color capabilities, providing superior cabin ambiance and unprecedented lighting control. Market acceptance of our LED lighting systems has continued to gain strength, and since 2012 we have been receiving orders from various airlines to retrofit their Boeing 737, 757, 767 and 777 aircraft with our LED lighting systems.

As of December 31, 2014, we had 2,296 employees in engineering, research and development and program management. We believe our engineering, research and development efforts and our on-site technicians at both the airlines and airframe manufacturers enable us to play a leading role in developing and introducing innovative products to meet emerging industry trends, and thereby gain early entrant advantages.

Exposure to International Markets.  Revenues and booked backlog by geographic region are set forth in the following charts:

We believe this geographic diversification makes us less susceptible to a downturn in a specific geographic region and allows us to take advantage of regional growth trends.

Diverse Product Offering and Broad Customer Base. We provide a comprehensive line of products and services to a broad customer base. During the year ended December 31, 2014,  Boeing accounted for 12% of our consolidated revenues (no other customer represented more than 10% of consolidated revenues). Our commercial aircraft and business jet segments have a broad range of over 350 principal customers, including all of the world’s major airlines, commercial aircraft and business jet manufacturers and completion centers. During the year ended December 31, 2014,  our sales to Boeing and Airbus together represented approximately 18% of our total sales. We believe that our broad product offering and large customer base make us less vulnerable to the loss of any one customer or program. We have continued to expand our available products and services based on our belief that the airline industry increasingly will seek an integrated approach to the design, development, integration, installation, testing and sourcing of aircraft cabin interior equipment.

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

Growth Opportunities

We believe that we will benefit from the following industry trends:

Growth of Wide-Body Aircraft Fleet. New aircraft deliveries of wide-body aircraft are expected to continue to grow over the long term, reflecting the expected growth in revenue passenger miles over the 2015-2029 period. The trend toward a global fleet with a higher percentage of wide-body aircraft is significant to us because wide-body aircraft require up to six-to-ten times the dollar value content of the principal products of the type which we manufacture as compared to narrow-body aircraft. For example, wide-body aircraft carry up to three or four times the number of seats as narrow-body aircraft and have multiple classes of service, including super first class compartments and first class and business class configurations. In addition, aircraft cabin crews on wide-body aircraft flights may make and serve between 300 and 900 meals and may brew and serve more than 2,000 cups of coffee and serve more than 200 glasses of wine on a single flight, thereby generating substantial demand for seating products and food and beverage preparation and storage equipment, as well as extensive oxygen storage, distribution and delivery systems and lighting systems.

Worldwide Aircraft Fleet Creates Demand for Aftermarket Products. The size of the worldwide aircraft fleet is important to us since the proper maintenance of the fleet generates ongoing demand for spare parts and refurbishment retrofits. Our substantial existing installed base of products typically generates continued retrofit, replacement, upgrade, refurbishment, repair and spare parts revenue as airlines maintain their aircraft interiors. For the years ended December 31, 2014 and 2013, approximately 40% and 40%, respectively, of our revenues were derived from the aftermarket. In addition, aftermarket revenues are generally driven by aircraft usage, and as such, have historically tended to recover more quickly than revenues from OEMs. As used in this Form 10-K, aftermarket sales include sales to support existing commercial and business jet fleets. We believe that there are substantial growth opportunities for retrofit programs for the wide-body aircraft that service international routes and that the major global airlines will need to invest in cabin interiors for their international fleets or face the prospect of losing market share on their international routes. Additionally, the expected growth in the worldwide fleet will serve to increase the size of our installed base.

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

Growth in New Aircraft Introductions Leads to New Cabin Interior Product Introductions and Major Retrofit Opportunities. According to Airbus, 18 customers have placed orders for 317 of the new Airbus A380 super wide-body aircraft and 40 customers have placed 780 orders for the new A350 XWB. According to Boeing, through December 31, 2014, 58 customers have placed orders for 1,071 of the new B787 wide-body aircraft. Six customers have placed 286 orders for the B777X. We believe the airlines often use the occasion of introduction into service of a new aircraft fleet type to introduce next generation cabin interior products. In such cases, we believe airlines will also invest in programs to retrofit their existing fleets to incorporate these new interior products and configurations in order to enhance their revenue and/or cost advantages realized on the new fleets and to maintain product and service commonality.

Long-Term Growth in Business Jet and VIP Aircraft Markets. Business jet deliveries were up 4.7% in 2014 at 710 aircraft as compared to 2013 after remaining flat in 2013 as compared to 2012. According to industry sources, new business jet deliveries in 2015 are expected to begin to increase and average annual deliveries of new business jets are expected to continue to expand over the four-year period ending December 31, 2018.

Business Strategy

Our business strategy is to maintain a leadership position and to best serve our customers by:

•	Offering the broadest and most innovative products and services in the industry;

•	Offering a broad range of engineering services including design, integration, installation and certification services and aircraft reconfiguration;

•	Pursuing the highest level of quality and safety in every facet of our operations, from the factory floor to customer support;

•

Aggressively pursuing continuous improvement initiatives in all facets of our business, and in particular our manufacturing operations, to reduce cycle time, lower costs, improve quality and expand our margins; and

•	Pursuing a worldwide marketing and product support approach focused by airline and general aviation airframe manufacturers, encompassing our entire product line.

Products and Services

We conduct our operations through strategic business units that have been aggregated under two reportable segments: commercial aircraft (“CAS”) and business jet (“BJS”).

The following is a summary of revenues for our reportable segments:

	Year Ended December 31,
	2014		2013		2012
		% of		% of		% of
	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues

Commercial aircraft	$2,058.9	79.2%	$1,784.7	81.0%	$1,551.2	81.0%
Business jet	540.1	20.8%	418.6	19.0%	363.1	19.0%
Total revenues	$2,599.0	100.0%	$2,203.3	100.0%	$1,914.3	100.0%

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

Tourist Class and Regional Jet Seats. We believe, based on our installed base, that we are a leading worldwide manufacturer of tourist class seats and regional aircraft seats. We believe our Spectrum® coach class seat has become the industry's most popular seat platform for single-aisle aircraft since its launch in late 2002. We believe the seat improves comfort and offers significantly improved passenger living space as well as benefiting the airlines with simplified maintenance and spare parts purchasing. Spectrum® was engineered for use across the entire single-aisle aircraft fleet, including regional jets. In 2010, we introduced our new patented Pinnacle® main cabin seating platform, which we believe is the industry’s lightest full-featured seat. The Pinnacle® seat platform utilizes advanced proprietary technologies that we believe significantly reduce cost of ownership, simplify maintenance and increase overall passenger living space and comfort. Since its launch, the Pinnacle® seating platform has received awards to equip more than 2,000 new or existing aircraft, surpassing the Spectrum® in popularity and making the Pinnacle® the most successful new product launch in our history and of the whole seating industry, as measured by the number of contract awards. These awards are valued at approximately $1.4 billion and are for both narrow-body and wide-body aircraft.

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

Modular Lavatory, Wastewater and Galley Systems. We recently entered the modular lavatory systems market. Our modular lavatory system utilizes our patented Spacewall® technology, which frees up floor space in the cabin, creating the opportunity to add up to six incremental passenger seats on each airplane. The modular lavatory systems integrate our technologically advanced Aircraft Ecosystems® vacuum toilet, long-life LED lighting and tamper proof state-of-the-art lavatory oxygen system. We believe our Aircraft Ecosystems® vacuum toilets have 25% greater reliability than existing systems and allow components to be replaced in a few minutes, as compared to up to an hour for existing systems. We have been selected by Boeing to become the exclusive manufacturer of the modular lavatory systems for Boeing’s Next-Generation 737 airplane. Our innovative SFE system will become standard equipment on all Boeing 737 NG’s, as well as the 737 MAX which enters service later this decade. We believe that retrofit demand for our lavatory systems could be substantial.  We have also entered the vacuum wastewater system market. Our vacuum wastewater system incorporates a proprietary design which we believe eliminates the primary cause of failure which plagues other vacuum systems. In addition, we believe our systems include advanced proprietary components and systems that will significantly lower the overall cost of ownership, simplify maintenance and improve lavatory hygiene as our system is rolled out to additional commercial and business jet platforms. We believe the cost of ownership savings will be achieved through weight savings and reliability improvements as a result of combining our proprietary composite components with optimized integrated systems. Our wastewater systems are configurable so savings can be realized on both new aircraft and existing in-service aircraft. We believe the design modularity will reduce airframe corrosion issues and provide for simplified, faster maintenance and ease of removal, resulting in up to a 60% reduction in service time. Our innovative, modular approach to the design of galley systems allows the airlines to select galley positions and configurations for their specific operational needs, while minimizing total aircraft system weight. We have been selected by Airbus to provide next generation galley systems for the Airbus A350 aircraft, which is designed to accommodate the aircraft’s “flex zones” allowing airlines to select from a  wide range of galley configurations.

Engineering, Design, Integration, Installation and Certification Services. We believe, based on our experience in the industry, that we are a leading supplier of engineering, design, integration, installation and certification services for commercial aircraft passenger cabin interiors. We also offer our customers’ in-house capabilities to design, manage, integrate, test and certify reconfigurations and modifications for commercial aircraft and to manufacture related products, including engineering kits and interface components. We provide a broad range of interior reconfiguration services which enable airlines to modify the cabin layout, install telecommunications and entertainment equipment, and relocate galleys, lavatories, overhead bins, and crew rest compartments.

We estimate that, as of December 31, 2014, we had an aggregate installed base of products produced by our commercial aircraft segment, valued at replacement prices, of approximately $9.3 billion.

Business Jet Segment

We believe, based on our experience in the industry, that we are a  leading manufacturer of a broad product line of furnishings for business jets. Our products include a complete line of business jet seating and sofa products, including electric fully berthing lie-flat seats, direct and indirect lighting, air valves and oxygen delivery systems as well as sidewalls, bulkheads, credenzas, closets, galley structures, lavatories, wastewater systems and tables. We have the capability to provide complete interior packages for business jets and executive VIP or head-of-state aircraft interiors, including design services, interior components and program management services. Our product portfolio also includes premium lightweight helicopter seats for double engine helicopter airframes.

Our business jet segment, which has had decades of experience in equipping executive, VIP and head-of-state aircraft, is the leading manufacturer of super first class cabin interior products for commercial wide-body aircraft. Super first class products incorporate a broad range of amenities such as luxurious first class cabins with appointments such as lie-flat seating, mini-bars, closets, flat screen televisions and mood lighting, which, until recently, were found only in VIP and head-of-state aircraft. We also produce lightweight seats for helicopters that help drive the longest range of operation.

We estimate that, as of December 31, 2014, we had an aggregate installed base of business jet and super first class equipment, valued at replacement prices, of approximately $1.6 billion.

Research, Development and Engineering

We work closely with commercial airlines, business jet and aerospace manufacturers and global leasing companies to improve existing products and identify customers' emerging needs. Our expenditures in research, development and engineering totaled $284.3 million,  $220.9 million and $191.7 million for the years ended December 31, 2014, 2013 and 2012, respectively, representing 10.9%, 10.0% and 10.0% of revenues, respectively, for each of those years. We employed 2,296 professionals in engineering, research and development and program management as of December 31, 2014. We believe, based on our experience in the industry, that we have the largest engineering organization in the cabin interior products industry, with mechanical, electrical, electronic and software design skills, as well as substantial expertise in program management, materials composition and custom cabin interior layout design and certification.

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

We believe that airlines prefer our integrated worldwide marketing approach, which is focused by airline and encompasses our entire product line. Led by senior executives, teams representing each product line serve designated airlines that together account for the vast majority of the purchases of products manufactured by our commercial aircraft segment, including our super first class products. Our teams have developed customer-specific strategies to meet each airline's product and service needs. We also staff "on-site" customer engineers at major airlines and airframe manufacturers to represent our entire product line and to work closely with customers to develop specifications for each successive generation of products required by the airlines. These engineers help customers integrate our wide range of cabin interior products and assist in obtaining the applicable regulatory certification for each particular product or cabin configuration. Through our on-site customer engineers, we expect to be able to more efficiently design and integrate products that address the requirements of our customers. We provide program management services, integrating all on-board cabin interior equipment and systems, including installation and FAA certification, allowing airlines to substantially reduce costs. We believe that we are the only supplier in the commercial aircraft cabin interior products industry with the size, resources, breadth of product line and global product support capability to operate in this manner.

Traditionally, we, and our competitors, have sold customized cabin interior products directly to the airlines. Approximately six years ago we began a campaign to develop a range of new aircraft interior products and to market certain interior systems directly to Boeing and Airbus, thereby potentially increasing our content per aircraft. During 2011, Boeing selected us as the exclusive manufacturer of modular lavatory systems for Boeing’s 737 airplane, in a program initially valued in excess of $800 million, exclusive of retrofit orders, which we believe could be substantial. This innovative SFE system will become standard equipment on all Boeing 737 NG’s and the Boeing 737 MAX. We have also been selected by Boeing to manufacture our LED cabin lighting for the next generation Boeing 737 Sky Interior aircraft. To date, we have also been selected by Boeing to manufacture our patented Pulse OxygenTM system and passenger service units for the B787 and B747-8, by Airbus to manufacture our next generation galley systems and our patented passenger oxygen delivery system for the A350 XWB and by several major business jet manufacturers to provide vacuum wastewater systems. As of December 31, 2014,  the SFE programs we have won are currently expected to generate approximately $5.0 billion in revenues over time, and are expected to significantly increase our content per aircraft type. We believe we were successful in our initiative as a result of our extensive experience with other cabin interior products, and our continuous focus on new product development.

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

We believe that our large installed base, our timely responsiveness in connection with custom design, manufacture, delivery and after-sales customer service and product support, our broad product line and stringent customer and regulatory requirements, all present barriers to entry for potential new competitors in the cabin interior products and thermal and power management markets. Our principal competitors for our commercial aircraft segment are Groupe Zodiac Aerospace S.A., Recaro Aircraft Seating GmbH & Co. KG, Diehl Aerosystems Holding GmBH and Jamco America, Inc.

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

As of December 31, 2014, our direct sales, marketing and product support organizations consisted of 457 employees. In addition, we currently retain 64 independent sales representatives. Our sales to non-U.S. customers were approximately $1.7 billion and $1.4 billion during the years ended December 31, 2014 and 2013, respectively, which represents approximately 67% and 64% of revenues, respectively.  Approximately 68% of our total revenues were derived from airlines, aircraft leasing companies, maintenance, repair and overhaul providers (“MROs”), and other commercial aircraft operators during each of the two years ended

December 31, 2014. Approximately 40% and 40% of our revenues during the years ended December 31, 2014 and 2013, respectively, were from the aftermarket.

Backlog

Our booked backlog at December 31, 2014 was $3.0 billion, as compared with booked backlog of $2.8 billion as of December 31, 2013 and $2.8 billion as of December 31, 2012. The charts below reflect information related to booked backlog by geographic region and the expected roll-out of booked backlog.

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

As of December 31, 2014, we had a record booked backlog of $3.0 billion. While the expected delivery dates of our backlog varies from year to year, generally about 60% of the backlog is deliverable in the following 12 months, with the balance generally deliverable over approximately the next two years. As an example, we believe approximately 62% of our December 31, 2014 booked backlog will be delivered during 2015. As of December 31, 2014, approximately 77% of booked backlog is related to CAS and 23% is related to BJS. The quality of our backlog has continued to improve as a result of partnering with key long-term customers, outstanding engineering, global sourcing and program management capabilities resulting in superior products which we believe are the most innovative cabin interior products solutions for our customers. We believe the quality of our backlog has continued to improve and we expect to continue to improve our margins as a result of our current backlog, scheduled deliveries of new aircraft, our ongoing operational excellence initiatives, including lean activities, global sourcing, program management, quality, and engineering excellence initiatives. While we do operate in a cyclical industry, program cancellations are the exception, not the norm; historically, backlog cancellations have not been significant. This is due to the fact that airlines seek fleet commonality once they begin to outfit their fleets with a particular cabin interior product or configuration. This is important to an airline due to customer expectations for a certain level of service, particularly on international routes as well as complexities that arise from maintaining multiple layouts and products with spare parts on a global basis, and other similar considerations. As a result, these programs tend to be deferred to later periods, rather than being cancelled. As an example in 2008 following the global credit crisis, our airline customers experienced a significant contraction in demand, which resulted in the deferral of a number of programs from delivery in the 2008-2009 period to 2009-2011. Despite the negative impacts on our customers from this severe global recession, no significant retrofit programs were cancelled. For a more detailed discussion on risks associated with our backlog, see Item 1A. Risk Factors – We have a significant backlog that may be deferred or may not be entirely realized.

SFE program awards will be added to booked backlog when we receive purchase orders or otherwise are provided with specificity regarding delivery dates. At December 31, 2014, we estimate the value of these awards at $5.0 billion, substantially all of which relates to CAS programs.

Total backlog, both booked and awarded but unbooked, expanded to a record $8.0 billion, an increase of 2.6%  from December 31, 2013.

Customer Service

We believe that our customers place a high value on customer service and product support and that this service level is a critical differentiating factor in our industry. The key elements of such service include:

•	Rapid response to requests for engineering, design, proposals and technical specifications;

•	Flexibility with respect to customized features;

•	On-time delivery;

•	Immediate availability of spare parts for a broad range of products; and

•	Prompt attention to customer problems, including on-site customer training.

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

In March 1992, the FAA adopted Technical Standard Order C127, or TSO-C127, which provides a design approval that the FAA may issue to seat manufacturers for seats tested dynamically to meet the requirements of 14 CFR 25.562 (commonly referred to as “16G”). We believe we have developed and certified more seat models that meet the requirements of TSO-C127 than our competitors. The FAA and EASA also prescribe that seats meet certain flammability and electrical interference specifications. In October 2005, the FAA adopted regulation 14 CFR 121.311(j), which requires dynamic testing of all seats installed in all new aircraft certified after January 1,1988 and produced after October 27, 2009. The EASA is expected to establish a similar rule. Our large installed base of 16G seats demonstrates our industry leadership in seat certification requirements.

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

Patents

We currently hold 349 U.S. patents and 513 foreign patents, as well as 253 U.S. patent applications and 594 foreign patent applications covering a variety of products. We believe that the termination, expiration or infringement of one or more of such patents would not have a material adverse effect on us.

Employees

As of December 31, 2014, we had approximately 9,617 employees. Approximately 62% of our employees are engaged in manufacturing/distribution operations, quality and purchasing, 24% in engineering, research and development and program management, 5% in sales, marketing and product support and 9% in finance, human resources, information technology, legal and general administration. Unions represent approximately 16% of our worldwide employees. One domestic labor contract, representing approximately 5% of our employees, expires in May 2015. The labor contract with the only other domestic union, which represents 1% of our employees, expires in October 2017. The remaining portion of our unionized employees are located in the United Kingdom and the Netherlands, which tend to have government mandated union organizations. We consider our employee relations to be good and we have not experienced a business disruption due to labor relations.

Financial Information About Segments and Foreign and Domestic Operations

Financial and other information by segment and relating to foreign and domestic operations for the years ended December 31, 2014, 2013 and 2012, is set forth in note 13 to our consolidated financial statements.

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

We are subject to extensive and changing federal, state and foreign laws and regulations establishing health, safety and environmental quality standards, and may be subject to liabilities or penalties for violations of those standards. We are also subject to laws and regulations governing remediation of contamination at facilities currently or formerly owned or operated by us or to which we have sent hazardous substances or waste for treatment, recycling or disposal. We may be subject to future liabilities or obligations as a result of new or more stringent interpretations of existing laws and regulations. In addition, we may have liabilities or obligations in the future if we discover any environmental contamination or liability at any of our facilities, or at facilities we may acquire.

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

While the global airline industry has experienced a significant rebound, generating profits of approximately $10.6 billion in 2013 and an estimated $19.9 billion in 2014, due to a number of factors beyond our control, the commercial and business jet industries could experience a difficult operating environment. As an example, the operating environment would be negatively impacted by increasing fuel prices, consolidation in the industry, changes in regulation, terrorism, safety, environmental and health concerns and labor issues. Many of these factors could have a negative impact on air travel, which could materially adversely affect our operating results.

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

We operate in cyclical industries and a continued economic downturn could negatively impact our results of operations and financial condition.

We operate in cyclical industries. During periods of economic expansion, when capital spending normally increases, the Company generally benefits from greater demand for its products. During periods of economic contraction, when capital spending normally decreases, we generally are adversely affected by declining demand for our products and services. The impact of declining demand can be exacerbated by oversupply built during periods of expansion as there is a lag in suppliers’ reactions to contraction. Industry conditions are impacted by numerous factors over which we have no control, including political, regulatory, economic and military conditions, environmental concerns, weather conditions and fuel pricing. Any prolonged cyclical downturn could have an adverse impact on our operating results.

There are risks inherent in international operations that could have a material adverse effect on our business operations.

While the majority of our operations are based domestically, we have significant manufacturing operations based internationally with facilities in the United Kingdom, the Netherlands, Germany and the Philippines. In addition, we sell our products to airlines all over the world. Our customers are located primarily in North America, Europe, Asia, the Pacific Rim, South America and the Middle East. As a result, 67%  and 64% of our revenues for the years ended December 31, 2014 and 2013, respectively, were to customers located outside the United States. Volatile international economic, political and market conditions may have a negative impact on our operating results and our ability to achieve our goals.

In addition, we have a number of subsidiaries in foreign countries (primarily in Europe), which have sales outside the United States. As a result, we are exposed to currency exchange rate fluctuations as a portion of our net sales and expenses are denominated in currencies other than the U.S. dollar. Approximately 40%  and 40%  of our sales during the years ended December 31, 2014 and 2013, respectively, came from our foreign operations. Fluctuations in the value of foreign currencies affect the dollar value of our net investment in foreign subsidiaries, with these fluctuations being included in a separate component of stockholders’ equity. At December 31, 2014, we reported a cumulative foreign currency translation adjustment of approximately $105.4 million in stockholders’ equity as a result of foreign currency adjustments, and we may incur additional adjustments in future periods. In addition, operating results of foreign subsidiaries are translated into U.S. dollars for purposes of our statement of operations at average monthly exchange rates. Moreover, to the extent that our revenues are not denominated in the same currency as our expenses, our net earnings could be materially adversely affected. For example, a portion of labor, material and overhead costs for goods produced in our production facilities in the United Kingdom, Germany, the Netherlands and the Philippines are incurred in British pounds, Euros or Philippine pesos, but the related sales revenues are generally denominated in U.S. dollars. Changes in the value of the U.S. dollar or other currencies could result in material fluctuations in foreign currency translation amounts or the U.S. dollar value of transactions and, as a result, our net earnings could be materially adversely affected.

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

We have made many acquisitions in the past. We may also consider future acquisitions, some of which could be material to us. We explore and conduct discussions with many third parties regarding possible acquisitions. Our ability to continue to achieve our goals may depend upon our ability to effectively identify attractive businesses, access financing sources on acceptable terms, negotiate favorable transaction terms and successfully consummate and integrate any businesses we acquire, achieve cost efficiencies and manage these businesses as part of our Company.

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

Our total assets reflect substantial intangible assets. At December 31, 2014, goodwill and identified intangibles, net, represented approximately 34% of our total assets. Intangible assets consist principally of goodwill and other identified intangible assets associated with our acquisitions. On at least an annual basis, we assess whether there has been an impairment in the value of goodwill and other intangible assets with indefinite lives. If the carrying value of the tested asset exceeds its estimated fair value, impairment is deemed to have occurred. In this event, the amount is written down to fair value. Under generally accepted accounting principles in the United States, this would result in a charge to operating earnings. Any determination requiring the write-off of a significant portion of goodwill or unamortized identified intangible assets would negatively affect our results of operations and total capitalization, which could be material.  We also performed our annual testing of impairment of goodwill for the years ended December 31, 2012, 2013 and 2014. There was no impairment recorded in 2012, 2013 or 2014. As of December 31, 2014, the balances of goodwill and intangible assets were $859.5 million and $218.2 million, respectively.

We have a significant backlog that may be deferred or may not be entirely realized.

As of December 31, 2014, we had approximately $3.0 billion of booked backlog. Given the nature of our industry and customers, there is a risk that orders forming part of our backlog may be cancelled or deferred due to economic conditions or fluctuations in our customers’ business needs, purchasing budgets or inventory management practices.

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

The credit agreement governing our senior secured bank credit facilities (the “Credit Agreement”) contains numerous financial, operating and/or negative covenants that may limit our ability to incur additional or repay existing indebtedness, to create liens or other encumbrances, to make certain payments and investments, including dividend payments, to repurchase shares, to engage in transactions with affiliates, to engage in sale/leaseback transactions, to guarantee indebtedness and to sell or otherwise dispose of assets and merge or consolidate with other entities. Agreements governing future indebtedness could also contain significant financial and operating restrictions. A failure to comply with the obligations contained in any current or future agreement governing our indebtedness could result in an event of default under our current or any future credit facility, or any future indenture or agreements governing our debt securities that we may issue, which could permit acceleration of the related debt and acceleration of debt under other instruments that may contain cross acceleration or cross default provisions. We may not have, or may not be able to obtain, sufficient funds to make any required accelerated payments.

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

Our restated certificate of incorporation and amended and restated by-laws contain provisions that may have the effect of discouraging a third party from making an unsolicited acquisition of us by means of a tender offer, proxy contest or otherwise. Our restated certificate of incorporation and amended and restated by-laws:

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

•	permit only existing members of the Board of Directors to fill vacancies and newly created directorships on the board;

•	provide that only the existing members of the Board of Directors may change the number of directors on the Board of Directors;

•	restrict the ability of stockholders to call special meetings; and

•	contain advance notice requirements for stockholder proposals.

There can be no assurance that we will pay cash dividends or that we will repurchase shares.

Our Board of Directors has adopted a dividend policy that contemplates the payment of cash dividends and a share repurchase program. Whether, when and in what amounts we in fact pay such dividends or repurchase our shares remains entirely at the discretion of our Board of Directors and will depend on our future earnings, capital requirements, financial conditions, operating conditions, contractual restrictions, including those restrictions in our Credit Agreement and such other factors as our Board of Directors may deem relevant. All of these factors and their evaluation by our Board of Directors, as well as the dividend policy itself and the share repurchase program, are subject to change. Our ability to repurchase our shares may also be affected by our share price and by blackout periods during which we may refrain from repurchasing our shares. Our dividend payments and/or share repurchases may change from time to time, and we cannot provide assurance that we will pay dividends or repurchase shares in any particular amounts or at all. If we do not pay cash dividends in accordance with the policy or repurchase shares under the program, this could have a negative effect on our share price.

 If the price of our common stock fluctuates significantly, stockholders could incur substantial losses of any investment in our common stock.

The price of our common stock is subject to sudden and material increases and decreases, and decreases could adversely affect investments in our common stock. For example from January 1, 2014 through December 31, 2014, the sale price of our common stock fluctuated between $50.08 and $73.21; adjusted to reflect the spin-off of KLX. The price of our common stock could fluctuate widely in response to:

•	our quarterly operating results;

•	changes in earnings estimates by securities analysts;

•	changes in our business;

•	changes in the market’s perception of our business;

•	changes in the businesses, earnings estimates or market perceptions of our competitors or customers;

•	changes in airline industry or business jet industry conditions;

•	delays in new aircraft certification, production or order rates;

•	changes in our key personnel;

•	changes in general market or economic conditions; and

•	changes in the legislative or regulatory environment.

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

Risks Relating to our Spin-Off of KLX

There could be significant liability if the distribution of KLX common stock to our stockholders is determined to be a taxable transaction.

We received an opinion from tax counsel to the effect that, among other things, the separation and distribution of KLX qualifies as a transaction that is tax-free for U.S. federal income tax purposes under Sections

355 and 368(a)(1)(D) of the Internal Revenue Code of 1986, as amended. The opinion relies on certain facts, assumptions, representations, undertakings and covenants from us and KLX regarding the past and future conduct of ours and KLX’s respective businesses and other matters.  If any of these facts, assumptions, representations, undertakings or covenants is incorrect or not satisfied, the opinion of tax counsel may no longer be valid.

In addition, notwithstanding the receipt by us of the opinion of tax counsel, the IRS could determine on audit that the separation and distribution of KLX is taxable if it determines that any of these facts, assumptions, representations, undertakings or covenants is not correct or have been violated or if it disagrees with the conclusions in the opinion, or for other reasons, including as a result of certain significant changes in the stock ownership of us or KLX. If the distribution of KLX common stock is determined to be taxable for U.S. federal income tax purposes, we would be subject to tax as if we had sold the KLX common stock in a taxable sale for its fair market value, and our stockholders that received KLX common stock in the distribution generally would be treated as having received a taxable dividend in an amount equal to the fair market value of the KLX common stock.  The resulting U.S. federal income tax liabilities of us and such stockholders could be significant.

Under the Tax Sharing and Indemnification Agreement between KLX and us, KLX generally is required to indemnify us against (i) any taxes imposed on us with respect to the distribution of KLX common stock to the extent that such taxes result from certain events with respect to KLX, and (ii) a portion, based on the relative trading prices of our common stock and KLX common stock during the period shortly after the distribution, of any taxes imposed on us with respect to the distribution of KLX common stock if the distribution fails to qualify as a tax-free transaction for reasons other than those for which KLX or us would be responsible for pursuant to the Tax Sharing and Indemnification Agreement.

The U.S. federal income tax rules applicable to the distribution of the KLX common stock may restrict us from engaging in certain corporate transactions or from raising equity capital beyond certain thresholds for a period of time after the distribution.

To preserve the tax-free treatment of the distribution of KLX common stock to us and our stockholders, under the Tax Sharing and Indemnification Agreement, for the two-year period following the separation and distribution of KLX, we are subject to certain restrictions with respect to our activities, including restrictions relating to certain issuances or repurchases of our common stock (except for repurchases in compliance with published IRS guidelines for tax-free spin-offs), acquisitions and mergers, and asset sales.

These restrictions may limit our ability during such two-year period to pursue strategic transactions of a certain magnitude that involve the issuance or acquisition of our common stock or engage in other transactions that might increase the value of our business.

A court could require that we assume responsibility for obligations allocated to KLX under the Separation and Distribution Agreement.

Under the Separation and Distribution Agreement, from and after the spin-off, the Company and

KLX are responsible for the debts, liabilities and other obligations related to the business or businesses which it owns and operates following the consummation of the spin-off. Although we do not expect to be liable for any obligations that are not allocated to us under the Separation and Distribution Agreement, a court could disregard the allocation agreed to between the parties, and require that we assume responsibility for obligations allocated to KLX (including, for example, environmental liabilities), particularly if KLX were to refuse or were unable to pay or perform the allocated obligations.

Certain of our directors may have actual or potential conflicts of interest because of their current positions with KLX or their ownership of KLX equity.

Certain of our directors are directors or officers of KLX and thus have professional relationships with KLX’s executive officers and directors. Three of our directors, including our Executive Chairman of the Board of

Directors, serve on the Board of Directors of KLX. Our Executive Chairman of the Board of Directors also serves as the Chairman of the Board of Directors of KLX and as its Chief Executive Officer. In addition, several of our directors have a financial interest in KLX as a result of their ownership of KLX stock and restricted stock. These relationships and financial interests may create, or may create the appearance of, conflicts of interest when these directors face decisions that could have different implications for KLX than for us.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

As of December 31, 2014, we had 28 principal operating facilities, one administrative facility, and one research and development facility, which comprised an aggregate of approximately 3.4 million square feet of space. The following table describes the principal facilities and indicates the location, function, approximate size, and ownership status of each location.

			Facility
			Size
Segment	Location	Purpose	(Sq. Feet)	Ownership

Commercial Aircraft	Winston-Salem, North Carolina	Manufacturing	585,000	Leased
	Batangas, Philippines	Manufacturing	290,500	Leased
	Everett, Washington	Manufacturing	240,500	Leased
	Kilkeel, United Kingdom	Manufacturing	176,000	Owned
	Marysville, Washington	Manufacturing	142,500	Leased
	Lenexa, Kansas	Manufacturing	130,000	Leased
	Leighton Buzzard, United Kingdom	Manufacturing	129,000	Owned
	Anaheim, California	Manufacturing	108,900	Leased
	Fullerton, California	Manufacturing	103,000	Leased
	Simpsonville, South Carolina	Manufacturing	95,000	Owned
	Corona, California	Manufacturing	93,300	Leased
	Lübeck, Germany	Manufacturing	91,200	Leased
	Westminster, California	Manufacturing	85,000	Leased
	Mountainhome, Pennsylvania	Manufacturing	75,000	Owned
	Nieuwegein, the Netherlands	Manufacturing	60,000	Leased
	Savannah, Georgia	Manufacturing	50,500	Leased
	Hampton, New Hampshire	Manufacturing	44,000	Leased
	Rockford, Illinois	Manufacturing	38,000	Leased
Business Jet	Miami, Florida	Manufacturing	156,800	Leased
	Fenwick, West Virginia	Manufacturing	148,800	Owned
	Tucson, Arizona	Manufacturing	133,700	Leased
	Nogales, Mexico	Manufacturing	97,400	Leased
	Bohemia, New York	Manufacturing	60,000	Leased
	Hyderabad, India	R&D	48,900	Leased
	New Berlin, Wisconsin	Manufacturing	97,850	Leased
	Great Falls, Montana	Manufacturing	19,000	Leased
	Winnipeg, Canada	Manufacturing	37,600	Leased
	Landshut, Germany	Manufacturing	26,900	Owned
	Havant, United Kingdom	Manufacturing	24,000	Leased
Corporate	Wellington, Florida	Administrative	31,300	Leased/Owned

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

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the NASDAQ Global Select Market under the symbol "BEAV.” The following table sets forth, for the periods indicated, the range of high and low per share sales prices for the common stock as reported by NASDAQ and have been adjusted to reflect the spin-off of KLX.

	Year Ended December 31,
	(Amounts in Dollars)
	2014		2013
	High	Low	High	Low
First Quarter	$64.25	$53.92	$43.70	$35.13
Second Quarter	73.21	57.87	48.14	40.60
Third Quarter	70.05	58.97	54.92	45.10
Fourth Quarter	61.08	50.08	64.02	52.33

On February 23, 2015, the last reported sale price of our common stock as reported by NASDAQ was $63.77 per share. As of such date, based on information provided to us by Computershare, our transfer agent, we had approximately 1,562 registered holders, and because many of these shares are held by brokers and other institutions on behalf of the beneficial holders, we are unable to estimate the number of beneficial stockholders represented by these holders of record.

We have not paid any cash dividends in the past.  Pursuant to our dividend policy that was recently approved by our Board of Directors, we declared a dividend of $0.19 on February 20, 2015, to be paid on April 3, 2015 to the stockholders of record at the close of business on March 9, 2015.  The payments of future dividends are at the discretion of our Board of Directors and will depend on our future earnings, capital requirements, financial conditions, operating conditions, contractual restrictions, including those restrictions in the Credit Agreement, and such other factors as our Board of Directors may deem relevant.

The following line graph compares the annual percentage change in our cumulative total stockholder return on our common stock relative to the cumulative total returns of the S&P 500, the NASDAQ Composite Index and the Dow Jones US Aerospace & Defense Index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each of the indexes on 12/31/2009 and its relative performance is tracked through 12/31/2014.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among B/E Aerospace, Inc., the NASDAQ Composite Index, the S&P 500 Index, and the Dow Jones US Aerospace & Defense Index

$400
$350
$300
$250
$200
$150
$100
$50
$0
12/09
12/10
12/11
12/12
12/13
12/14
B/E Aerospace, Inc.
NASDAQ Composite
S&P 500
Dow Jones US Aerospace & Defense

*$100 invested on 12/31/09 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2015 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.
Copyright© 2015 Dow Jones & Co. All rights reserved.

During the twelve-month period ended December 31, 2014, we repurchased 99,911 shares of our common stock from employees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting of restricted stock grants. In the first and fourth quarters of 2014, 1,483 and 98,428 of these shares, respectively, were repurchased and deemed cancelled. These shares were not part of a publicly announced program to purchase common shares and have not been adjusted to reflect the spin-off of KLX.

	Total Number	Average Price Paid
	of Shares	Per Share
January 1 - 31, 2014	871	$82.27
February 1 - 28, 2014	612	82.63
Novermber 1 - 30, 2014	25,943	75.90
December 1 - 31, 2014	72,485	68.18
For the Year Ended December 31, 2014	99,911	$70.40

ITEM 6.    SELECTED FINANCIAL DATA

(In millions, except per share data)

The financial data for each of the years in the five-year period ended December 31, 2014 have been derived from audited financial statements. The following financial information is qualified by reference to, and should be read in conjunction with, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our historical financial statements, including notes thereto, which are included in Item 15 of this Form 10-K. Our historical results are not necessarily indicative of our future results.

	Year Ended December 31,
	2014	2013	2012	2011	2010
Statements of Earnings Data:
Revenues	$2,599.0	$2,203.3	$1,914.3	$1,556.3	$1,211.3
Cost of sales	1,582.8	1,296.0	1,113.7	925.3	753.3
Selling, general and administrative	347.9	323.5	315.9	257.6	214.8
Research, development and engineering	284.3	220.9	191.7	158.6	112.8
Operating earnings	384.0	362.9	293.0	214.8	130.4
Operating margin	14.8%	16.5%	15.3%	13.8%	10.8%
Interest expense, net	130.6	123.4	124.2	108.7	90.1
Debt prepayment costs (1)	243.6	--	82.1	--	12.4
Earnings before income taxes	9.8	239.5	86.7	106.1	27.9
Income tax (benefit)/ expense	(47.9)	44.6	7.1	31.2	9.0
Earnings from continuing operations	57.7	194.9	79.6	74.9	18.9
Earnings from discontinued operations, net of income taxes	46.6	170.7	154.1	152.9	124.4
Net earnings	$104.3	$365.6	$233.7	$227.8	$143.3

Basic net earnings per share:
Net earnings per share from continuing operations	$0.55	$1.89	$0.78	$0.74	$0.19
Net earnings per share from discontinued operations	$0.45	$1.65	$1.51	$1.51	$1.25
Net earnings per share - basic	$1.00	$3.54	$2.29	$2.25	$1.44
Weighted average common shares	104.0	103.2	102.2	101.1	99.7

Diluted net earnings per share:
Net earnings per share from continuing operations	$0.55	$1.88	$0.77	$0.74	$0.19
Net earnings per share from discontinued operations	$0.45	$1.64	$1.50	$1.50	$1.23
Net earnings per share - diluted	$1.00	$3.52	$2.27	$2.24	$1.42
Weighted average common shares	104.5	103.9	102.9	101.9	100.9

Balance Sheet Data (end of period):
Working capital	$874.3	$2,280.6	$2,005.9	$1,604.9	$1,355.6
Goodwill, intangible and other assets, net	1,147.2	2,110.8	2,036.9	1,444.1	1,436.3
Total assets	3,199.9	5,696.2	5,106.4	3,837.3	3,418.0
Long-term debt, net of current maturities	2,168.5	1,959.4	1,960.2	1,245.0	1,245.1
Stockholders' equity	10.1	2,609.2	2,178.9	1,872.6	1,604.0
Other Data (includes KLX):
Depreciation and amortization	$142.3	$89.6	$75.0	$62.1	$52.4

(1)

During the year ended December 31, 2014,  we incurred a loss on debt extinguishment of $243.6 related to unamortized debt issue costs and fees and expenses related to the repurchase of our 5.25% and 6.875% Notes in connection with our spin-off of KLX. During the year ended December 31, 2012,  we incurred a loss on debt extinguishment of $82.1 related to unamortized debt issue costs and fees and expenses related to the repurchase of our 8.5% Notes.  During the year ended December 31, 2010, we also prepaid our bank credit facility, replacing it with a $750.0 revolving line of credit which resulted in $12.4 of debt prepayment costs.

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

On June 10, 2014, we announced a plan to spin-off our Consumables Management Segment into a separate publicly traded company. To accomplish the spin-off, we formed a new company, KLX Inc. (“KLX”). On December 16, 2014 (the “Distribution Date”), we completed the spin-off of KLX by means of the transfer of our Consumables Management Segment to KLX and the subsequent distribution to our stockholders of all of the outstanding shares of KLX common stock. The historical operating results of the Consumables Management Segment prior to the spin-off are excluded from Earnings from Continuing Operations and are presented as Earnings from Discontinued Operations in our consolidated statements of earnings and comprehensive income. Discontinued Operations include the results of KLX’s business except for certain corporate overhead costs and certain costs associated with transition services that will be provided by us to KLX.  Discontinued Operations also include other costs incurred by us to spin-off KLX.  The assets, liabilities, and cash flows of the Consumables Management Segment are included in our consolidated balance sheet and our consolidated statements of cash flows for periods prior to December 16, 2014.

We generally derive our revenues from the sale of our cabin interior equipment for new aircraft deliveries for the new build market and from refurbishment or upgrade programs for the existing worldwide fleets of commercial and general aviation aircraft and the aftermarket. For the 2014, 2013 and 2012 years, approximately 40%, 40% and 42% of our revenues, respectively, were derived from the aftermarket, with the remaining portions attributable to the sale of cabin interior equipment associated with new aircraft deliveries. We believe our large installed base of commercial and general aviation aircraft cabin interior products for the principal products of the type which we manufacture, valued at replacement prices, of approximately $10.9 billion as of December 31, 2014, gives us a significant advantage over our competitors in obtaining orders both for spare parts and for refurbishment programs, principally due to the tendency of the airlines to purchase equipment for such programs from the incumbent supplier. Approximately 62% of our backlog is expected to be delivered over the next twelve months, and approximately 26% is expected to be delivered over the following twelve month period.

We conduct our operations through strategic business units that have been aggregated under two reportable segments: commercial aircraft and business jet.

Revenues by reportable segment for the years ended December 31, 2014, 2013 and 2012 were as follows:

	Year Ended December 31,
	2014		2013		2012
		% of		% of		% of
	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues

Commercial aircraft	$2,058.9	79.2%	$1,784.7	81.0%	$1,551.2	81.0%
Business jet	540.1	20.8%	418.6	19.0%	363.1	19.0%
Total revenues	$2,599.0	100.0%	$2,203.3	100.0%	$1,914.3	100.0%

Substantially all of our sales and purchases are denominated in U.S. dollars, which is consistent with the industry. Revenues by domestic and foreign operations for the years ended December 31, 2014, 2013 and 2012 were as follows:

	Year Ended December 31,
	2014	2013	2012
Domestic	$1,552.8	$1,315.2	$1,195.3
Foreign	1,046.2	888.1	719.0
Total revenues	$2,599.0	$2,203.3	$1,914.3

Revenues by geographic segment (based on destination) for the years ended December 31, 2014, 2013 and 2012 were as follows:

	Year Ended December 31,
	2014		2013		2012
		% of		% of		% of
	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues

U.S.	$859.1	33.1%	$788.3	35.8%	$771.7	40.3%
Europe	684.6	26.3%	549.3	24.9%	465.5	24.3%
Asia, Pacific Rim, Middle East and other	1,055.3	40.6%	865.7	39.3%	677.1	35.4%
Total revenues	$2,599.0	100.0%	$2,203.3	100.0%	$1,914.3	100.0%

New product development is a strategic initiative for us. Our customers regularly request that we engage in new product development and enhancement activities. We believe that these activities protect and enhance our leadership position. We believe our investments in research and development over the past several years have been the driving force behind our ongoing market share gains. As of December 31, 2014 we employed approximately 2,296 engineers and program managers. Research, development and engineering spending was approximately 10.9% of sales during 2014. We expect research and development expenditures to decrease as a percentage of sales over the next several years.

We also believe in providing our businesses with the tools required to remain competitive. In that regard, we have invested, and will continue to invest, in property and equipment that enhance our productivity. Taking into consideration recent program awards to deliver multi-year programs for various

Airbus and Boeing aircraft, our targeted capacity utilization levels, recent acquisitions and current industry conditions, we expect that capital expenditures will be approximately $100 during 2015.

RESULTS OF OPERATIONS

Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013

Revenues for the year ended December 31, 2014 were $2,599.0, an increase of 18.0% as compared to 2013.

Revenues for each of our segments are set forth in the following table:

	Year Ended December 31,
				Percent
	2014	2013	Change	Change
Commercial aircraft	$2,058.9	$1,784.7	$274.2	15.4%
Business jet	540.1	418.6	121.5	29.0%
Total revenues	$2,599.0	$2,203.3	$395.7	18.0%

For the year ended December 31, 2014, consolidated revenues of $2,599.0 increased $395.7, or 18.0%. Commercial Aircraft Segment (“CAS”) 2014 revenues of $2,058.9 increased $274.2, or 15.4%, as compared with 2013 as a result of higher volumes of new equipment seating and life support systems. Business Jet Segment (“BJS”) 2014 revenues of $540.1 increased $121.5, or 29.0%, as compared with 2013 as a result of higher sales of super first class products and the acquisitions completed in 2014.

    Cost of sales for 2014 of $1,582.8 increased by $286.8, as compared with the prior year. The 210 basis point increase in cost of sales as a percentage of total revenues is primarily due to a higher level of spending within BJS to facilitate expedited development of a new product suite to support a major customer initiative in addition to an unfavorable product mix.

    Selling, general and administrative (“SG&A”) expenses for 2014 were $347.9, or 13.4% of revenues, as compared with $323.5, or 14.7% of revenues in 2013. The higher level of SG&A expense in the current year is primarily due to costs and expenses associated with the 18.0% increase in revenues and the 2014 acquisitions which were somewhat offset by lower marketing expenses as a percentage of sales.

    Research, development and engineering expense for 2014 was $284.3 or 10.9% of sales as compared with $220.9 or 10.0% of sales in 2013. The $63.4 increase in spending is primarily due to new product development activities in CAS associated with our growing backlog and the impact of the acquisitions completed in 2014. During 2014, we applied for 317 U.S. and foreign patents as compared with 225 during 2013.

For the year ended December 31, 2014, operating earnings of $384.0 increased $21.1, or 5.8% as compared with the prior year. Operating margin in 2014 of 14.8% decreased 170 basis points as compared with 2013 primarily as a result of $60.1 of business repositioning and acquisition costs.

The following is a summary of operating earnings performance by segment:

	Year Ended December 31,
				Percent
	2014	2013	Change	Change
Commercial aircraft	$356.3	$320.3	$36.0	11.2%
Business jet	50.0	69.1	(19.1)	(27.6)%
KLX corporate allocations	(22.3)	(26.5)	4.2	(15.8)%
Total operating earnings	$384.0	$362.9	$21.1	5.8%

For the year ended December 31, 2014, CAS operating earnings of $356.3 increased 11.2% as compared with the prior year and operating margin of 17.3% decreased by 60 basis points as a result of business repositioning costs of $18.8 in the current year period.

For the year ended December 31, 2014, BJS operating earnings of $50.0 decreased 27.6% as compared with the prior year period.  Operating earnings and operating margin were negatively impacted by one-time costs totaling $41.3. The one-time costs reflect higher engineering and product launch costs to support expedited deliveries associated with new business development of a unique new product suite to support a major customer initiative as well as costs associated with the 2014 acquisitions.

    Interest expense for the year ended December 31, 2014 of $130.6 increased by $7.2 as a result of higher borrowing levels under the Company’s revolving credit facility during 2014.  As a result of the KLX spin-off during the fourth quarter, we recorded a $243.6 loss on the early extinguishment of debt aggregating $2.6 billion.

    2014 income tax benefit of $47.9 was $92.5 lower than the $44.6 income tax expense for 2013.  The change reflects the underlying effective tax rate for 2014 of approximately 22% and the applicable marginal tax related impact of the following specified items:  KLX corporate allocations, business repositioning, acquisition costs and charges related to the early extinguishment of debt. The 2013 effective tax rate of approximately 18.6% is different from the 2014 effective tax rate of approximately 22% mainly due to the inclusion of both the 2012 and 2013 U.S. R&D tax credit in 2013.

2014 net earnings from continuing operations and earnings from continuing operations per diluted share were $57.7 and $0.55 per share, reflecting decreases of 70.4% and 70.9%, respectively, as compared with the prior year for the reasons set forth above.

2014 net earnings from discontinued operations and earnings from discontinued operations per diluted share were $46.6 and $0.45 per share, reflecting decreases of 72.7% and 72.7%, respectively, as compared with the prior year.

2014 net earnings and earnings per diluted share were $104.3 and $1.00 per share, reflecting decreases of 71.5% and 71.8%, respectively.

Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012

Revenues for the year ended December 31, 2013 were $2,203.3, an increase of 15.1% as compared to 2012.

Revenues for each of our segments are set forth in the following table:

	Year Ended December 31,
				Percent
	2013	2012	Change	Change
Commercial aircraft	$1,784.7	$1,551.2	$233.5	15.1%
Business jet	418.6	363.1	55.5	15.3%
Total revenues	$2,203.3	$1,914.3	$289.0	15.1%

For the year ended December 31, 2013, consolidated revenues of $2,203.3 increased $289.0, or 15.1%, as a result of a higher level of new aircraft deliveries, a higher level of aftermarket activity associated with the retrofit of existing aircraft, and an increase in activity in the second half of 2013 to support the maintenance of the global fleet of aircraft. CAS 2013 revenues of $1,784.7 increased $233.5, or 15.1%, as compared with 2012. BJS 2013 revenues of $418.6 increased $55.5, or 15.3%, as compared to 2012.

Cost of sales for 2013 of $1,296.0 increased by $182.3, as compared with the prior year, primarily due to the higher level of revenues. Cost of sales as a percentage of revenues was 58.8% in 2013 and increased by 60 basis points as compared with 2012, primarily due to an unfavorable mix of products sold, partially offset by ongoing manufacturing efficiencies and global supply chain and program management initiatives.

SG&A expenses for 2013 were $323.5, or 14.7% of revenues, as compared with $315.9, or 16.5% of revenues in 2012. The higher level of SG&A expense in the current year is primarily due to costs and expenses associated with the 15.1% increase in revenues.

Research, development and engineering expense for 2013 was $220.9, or 10.0% of sales as compared with $191.7 or 10.0% of sales in 2012. The $29.2 increase in spending is primarily due to new product development activities in CAS associated with our growing booked and awarded but unbooked backlog. During 2013, we applied for 225 U.S. and foreign patents as compared with 184 during 2012.

For the year ended December 31, 2013, operating earnings of $362.9 increased $69.9, or 23.9% as compared with the prior year. Operating margin in 2013 of 16.5% expanded 120 basis points as compared with 2012 as a result of operating leverage at the higher level of sales volume and ongoing operational efficiency initiatives.

The following is a summary of operating earnings performance by segment:

	Year Ended December 31,
				Percent
	2013	2012	Change	Change
Commercial aircraft	$320.3	$271.3	$49.0	18.1%
Business jet	69.1	52.0	17.1	32.9%
KLX corporate allocations	(26.5)	(30.3)	3.8	(12.5)%
Total operating earnings	$362.9	$293.0	$69.9	23.9%

For the year ended December 31, 2013, CAS operating earnings of $320.3 increased 18.1% as compared with the prior year and operating margin of 17.9% expanded by 40 basis points due to operating leverage at the higher revenue level and ongoing operational efficiency initiatives.

For the year ended December 31, 2013, BJS operating earnings of $69.1 increased 32.9% as compared with the prior year period.  Operating margin of 16.5% expanded 220 basis points, reflecting the increase in revenues, an improved mix of revenues and ongoing operational efficiency initiatives.

Interest expense for the year ended December 31, 2013 of $123.4 decreased by $0.8 as a result of the financing we completed in 2012, which resulted in debt prepayment costs of $82.1 in 2012.

Earnings before income taxes in 2013 were $239.5, as compared to earnings before income taxes of $86.7 in 2012 for the reasons set forth above.

Income taxes during 2013 and 2012 were $44.6, or 18.6%, and $7.1, or 8.2% of earnings before income taxes, respectively. Our effective tax rate in 2013 was higher than 2012 primarily due to the tax effect of the debt restructuring charges in 2012.

2013 net earnings from continuing operations and earnings from continuing operations per diluted share were $194.9 and $1.88 per share, reflecting increases of 144.8% and 144.2%, respectively, as compared with the prior year for the reasons set forth above.

2013 net earnings from discontinued operations and earnings from discontinued operations per diluted share were $170.7 and $1.64 per share, reflecting increases of 10.8% and 9.3%, respectively, as compared with the prior year.

2013 net earnings and earnings per diluted share were $365.6 and $3.52 per share, reflecting increases of 56.4% and 55.1%, respectively.

Spin-off of KLX

On June 10, 2014, we announced a plan to spin-off our Consumables Management Segment into a separate publicly traded company. To accomplish the spin-off, we formed KLX. On the Distribution Date, we completed the spin-off of KLX by means of the transfer of our Consumables Management Segment to KLX and the subsequent distribution to our stockholders of all of the outstanding shares of KLX common stock.

The historical operating results of the Consumables Management Segment prior to the spin-off are excluded from Earnings from Continuing Operations and are presented as Earnings from Discontinued Operations in our consolidated statements of earnings and comprehensive income. Discontinued Operations include the results of KLX’s business except for certain corporate overhead costs and certain costs associated with transition services that will be provided by us to KLX.  Discontinued Operations also include other costs incurred by us to spin-off KLX. The assets and liabilities of the Consumables Management Segment are included in our consolidated balance sheet and our consolidated statements of cash flows for periods prior to the Distribution Date.

The following is a summary of the assets and liabilities transferred to KLX as part of the spin-off on December 16, 2014: (in millions)

Assets
Cash and cash equivalents	$460.0
Accounts receivable	310.8
Inventories	1,303.4
Deferred income taxes	40.2
Other current assets	52.3
Property and equipment	323.1
Goodwill	1,370.4
Identifiable intangible assets	430.7
Other assets	119.1
4,410.0
Liabilities
Accounts payable	167.1
Accrued liabilities	182.4
Long-term debt	1,200.0
Deferred income taxes	121.1
Other non-current liabilities	112.0
1,782.6
Net assets divested in the Spin-Off	$2,627.4

The operating results of our Discontinued Operations for the period January 1, 2014 through December 16, 2014 (prior to the spin-off) are presented as follows:

Revenues	$1,611.2
Cost of sales	1,144.7
Selling, general and administrative expenses	258.6
Earnings before income taxes	$207.9

We entered into transitional services agreements with KLX prior to the spin-off pursuant to which we and KLX are providing various services to each other on an interim transitional basis. Transition services may be provided for up to 24 months, and for information technology services, KLX has an option for a one-year extension by the recipient. Services being provided by us include certain information technology and back office support.  We record billings under these transition services agreements which are recorded as a reduction of the costs of the respective service in the applicable expense category in the Consolidated Statement of Earnings. This transitional support will enable KLX to establish its stand-alone processes for various activities that were previously provided by us and does not constitute significant continuing support of KLX’s operations.

Under the Tax Sharing and Indemnification Agreement between the Company and KLX we generally assume liability for all federal and state income taxes for all tax periods ending on or prior to December 31, 2014. We assume the liability for all federal and state income taxes of KLX’s U.S. operations through the Distribution Date. KLX assumes all other federal taxes, foreign income tax/non-income taxes and state/local non-income taxes related to their business for all periods and we assume all other federal taxes, foreign income tax/non-income taxes and state/local non-income taxes related to our business for all periods. Additional taxes incurred related to the internal restructuring to separate the businesses to complete the spin-

off shall be shared equally between the Company and KLX. Taxes incurred related to certain international tax initiatives for the KLX business shall be assumed by KLX subject to the calculation provisions of the Tax Sharing and Indemnification Agreement. In addition, we transferred to KLX all of its deferred tax assets and liabilities as of December 16, 2014.

In connection with the spin-off, we have adjusted our employee stock compensation awards and separated our employee medical and dental benefit plans.

LIQUIDITY AND CAPITAL RESOURCES

Current Financial Condition

As of December 31, 2014, our net debt-to-net-capital ratio was 99.5%. Net debt was $1,896.6, which represented total debt of $2,189.1, less cash and cash equivalents of $292.5. As of December 31, 2014, net capital (total debt plus total stockholders’ equity less cash and cash equivalents) was $1,906.7.

In connection with the KLX spin-off, the Company entered into its Credit Agreement, dated as of December 16, 2014 consisting of (a) a five-year, $600.0 revolving credit facility (the “Revolving Credit Facility”) and (b) a seven-year, $2,200.0 term loan facility (the “Term Loan Facility”). At December 31, 2014 and 2013 there were no amounts outstanding under either the Revolving Credit Facility or our prior revolving credit facility, respectively. The Revolving Credit Facility matures in December 2019 unless terminated earlier. $2,200.0 was outstanding ($2,189.1 net of original issue discount) under the Term Loan Facility as of December 31, 2014.

Cash on hand at December 31, 2014 decreased by $345.3 as compared with cash on hand at December 31, 2013 primarily as a result of cash flows from operating activities of $250.9, less expenditures for acquisitions of $1,043.1 and less capital expenditures of $255.6. Capital expenditures from our continuing operations were $131.6 in 2014 compared to $114.3 in 2013. Our liquidity requirements consist of working capital needs, ongoing capital expenditures and payments of interest and principal on our indebtedness. Our primary requirements for working capital are directly related to the level of our operations. Our sources of liquidity are from cash on hand, our revolving line of credit, and cash flow from operations. As of December 31, 2014, we had approximately $292.5 of cash and cash equivalents and a $600.0 revolving line of credit with no borrowings outstanding and no maturities in the near term. In addition, the substantial majority of our cash is held within the United States and all of our foreign cash may be brought back into the United States in a tax efficient manner.

Working capital as of December 31, 2014 was $874.3, a decrease of $1,406.3 as compared with working capital at December 31, 2013. As of December 31, 2014, total current assets decreased by $1,504.7 and total current liabilities decreased by $98.4. The decrease in current assets resulted from a $345.3 decrease in cash as described above, a $195.1 decrease in accounts receivable, and a decrease in inventories of $1,018.6 primarily due to the KLX spin-off. The decrease in total current liabilities was primarily due to decreases in accounts payable of $82.8 and accrued liabilities of $36.2, the majority of which were a consequence of the KLX spin-off.

Cash Flows

As of December 31, 2014, cash and cash equivalents were $292.5 as compared to $637.8 as of December 31, 2013. Cash provided by operating activities was $250.9 for the year ended December 31, 2014 as compared to $379.1 for the year ended December 31, 2013. The primary sources of cash provided by operating activities during 2014 were net earnings of $104.3, adjusted by depreciation and amortization of $142.3 and non-cash compensation of $29.7. The primary uses of cash in operating activities during the year ended December 31, 2014 were related to a $284.0 net increase in inventories, a $77.0 increase in accounts receivable, a $220.2 increase in other current and non-current assets primarily related to a $77.0 income tax receivable and $3.5 of tax benefits realized from the prior exercises of employee stock options and restricted stock.

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

The primary uses of cash in investing activities during the year ended December 31, 2014 were related to capital expenditures of $255.6 and acquisitions of $1,043.1. The primary uses of cash in investing activities during the year ended December 31, 2013 were related to capital expenditures of $154.9 and acquisitions of $118.1.

Capital Spending

Our capital expenditures were $255.6 and $154.9 during the years ended December 31, 2014 and 2013, respectively. Capital expenditures from our continuing operations were $131.6 in 2014 compared to $114.3 in 2013. Taking into consideration our backlog, including approximately $5,000 of awarded but unbooked backlog, targeted capacity utilization levels, recent capital expenditure investments, recent acquisitions and current industry conditions, we anticipate capital expenditures of approximately $100 during 2015. We have no material commitments for capital expenditures. We have, in the past, generally funded our capital expenditures from cash from operations and funds available to us under bank credit facilities. We expect to fund future capital expenditures from cash on hand, from operations and from funds available to us under the Revolving Credit Facility.

Between 1989 and 2014, we completed 31 acquisitions for an aggregate purchase price of approximately $1.8 billion. During this period, we rationalized the businesses, reduced headcount by approximately 5,500 employees and eliminated 26 facilities.

All of our acquisitions over the past four years were financed with cash on hand, our then existing credit facilities or new debt issuances.

Outstanding Debt and Other Financing Arrangements

Long-term debt at December 31, 2014 primarily consisted of a $2,200.0 Term Loan Facility ($2,189.1 net of original issue discount).

We also have the Revolving Credit Facility. The Revolving Credit Facility provides an option to request additional incremental revolving credit borrowing capacity and incremental term loans, in each case upon the satisfaction of certain customary terms and conditions. There were no amounts outstanding under either the Revolving Credit Facility or our prior revolving credit facility at December 31, 2014 and December 31, 2013, respectively.  $2,200.0 was outstanding ($2,189.1 net of original issue discount) under the Term Loan Facility as of December 31, 2014.

Our obligations under the Credit Agreement are secured by liens on substantially all of our domestic assets, including a pledge of a portion of the capital stock of certain foreign subsidiaries owned directly. Amounts borrowed and outstanding under the Term Loan Facility will, in certain circumstances, be required to be prepaid with the proceeds from certain asset sales, subject to certain thresholds and reinvestment rights. Unless terminated earlier or extended, the Revolving Credit Facility will mature in December 2019.

The Revolving Credit Facility contains an interest coverage ratio financial covenant (as defined in the facility) that must be maintained at a level greater than 3.0 to 1. The Revolving Credit Facility also contains a total leverage ratio covenant (as defined in the facility) which limits gross debt to a 5.25 to 1 multiple of

EBITDA (as defined in the facility). The Credit Agreement contains customary affirmative covenants, negative covenants, restrictions on the payment of dividends and the repurchase of our stock and conditions precedent for borrowing. We were in compliance with all of the covenants, restrictions and conditions precedent in the Credit Agreement as of December 31, 2014.

Contractual Obligations

The following chart reflects our contractual obligations and commercial commitments as of December 31, 2014. Commercial commitments include lines of credit, guarantees and other potential cash outflows resulting from a contingent event that requires performance by us or our subsidiaries pursuant to a funding commitment.

Contractual Obligations	2015	2016	2017	2018	2019	Thereafter	Total
Long-term debt and other non-current liabilities (1)	$20.6	$23.6	$21.9	$21.7	$21.6	$2,125.2	$2,234.6
Operating leases	27.7	26.2	23.7	21.2	17.8	87.1	203.7
Purchase obligations (2)	10.4	2.9	0.6	--	--	--	13.9
Future interest payment on outstanding debt (3)	89.7	88.8	87.9	87.0	86.1	167.5	607.0
Total	$148.4	$141.5	$134.1	$129.9	$125.5	$2,379.8	$3,059.2

Commercial Commitments
Letters of Credit	$7.7	--	--	--	--	--	$7.7

(1)

Our liability for unrecognized tax benefits of $73.2 at December 31, 2014 has been omitted from the above table because we cannot determine with certainty when this liability will be settled. It is reasonably possible that the amount of liability for unrecognized tax benefits will change in the next twelve months; however, we do not expect the change to have a material impact on our consolidated financial statements.

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

(3)

Interest payments include interest payments due on the term loan based on minimum principal payments.  To the extent we incur interest on the Revolving Credit Facility, interest payments would fluctuate based on LIBOR or prime rate pursuant to the terms of the Revolving Credit Facility.

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

Off-Balance Sheet Arrangements

Lease Arrangements

We finance our use of certain equipment under committed lease arrangements provided by various financial institutions. Since the terms of these arrangements meet the accounting definition of operating lease arrangements, the aggregate sum of future minimum lease payments is not reflected in our consolidated balance sheet. Future minimum lease payments under these arrangements aggregated approximately $203.7 at December 31, 2014.

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

The percentage-of-completion method requires the use of estimates of costs to complete long-term contracts. Due to the duration of these contracts as well as the technical nature of the products involved, the estimation of these costs requires management judgment in connection with assumptions and projections related to the outcome of future events. Management’s assumptions include future labor performance and rates and projections relative to material and overhead costs, as well as the quantity and timing of product deliveries. We reevaluate our contract estimates periodically and reflect changes in estimates in the current period using the cumulative catch-up method. There were no significant changes in our contract estimates during 2014, 2013 or 2012 that resulted in material cumulative catch-up adjustments to operating earnings other than cost estimate changes resulting from the extraordinary expedited development of a new product suite to support a major customer initiative during 2014. Revenues associated with any contractual claims are recognized when it is probable that the claim will result in additional contract revenue and the amount can be reasonably estimated. Anticipated losses on contracts are recognized in the period in which the losses become evident and determinable. Advance payments and engineering development costs on certain long-term contracts are deferred and included in revenues and research, development and engineering, respectively, when the products are shipped.

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

Long-Lived Assets and Goodwill

Goodwill, identifiable intangible assets, net and property and equipment, net were $859.5, $218.2, and $397.7 and $1,571.0, $472.2 and $425.7 at December 31, 2014 and 2013, respectively. To conduct our global business operations and execute our strategy, we acquire tangible and intangible assets, which affect the amount of future period amortization expense and possible impairment expense that we may incur. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect our consolidated financial statements. In accordance with ASC 350, Intangibles – Goodwill and Other (“ASC 350”), we assess potential impairment to goodwill of a reporting unit and to indefinite-lived intangible assets on an annual basis, or between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit or indefinite-lived intangible asset below its carrying amount. In accordance with ASC 360, Property, Plant, and Equipment, we assess potential impairment to long-lived assets (property and equipment and amortized intangible assets) when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Our judgment regarding the existence of impairment indicators and future cash flows related to intangible assets is based on operational performance of our acquired businesses, expected changes in the global economy, aerospace industry projections, discount rates and other judgmental factors. Future events could cause us to conclude that impairment indicators exist and that goodwill or other acquired tangible or intangible assets associated with our acquired businesses are impaired. Any resulting impairment loss could have an adverse impact on our results of operations. As of December 31, 2014 and 2013, management believes the estimated fair value of each of our reporting units with goodwill balances and each of our long-lived assets were substantially in excess of their carrying values. As a result of the spin-off, as of December 31, 2014, we no longer have indefinite lived intangible assets. There were no indicators of goodwill or intangible asset impairment for the period ended December 16, 2014 or at December 31, 2014 or 2013.

Accounting for Income Taxes

Significant management judgment is required in evaluating our tax positions and in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance of $12.9 as of December 31, 2014, due to uncertainties related to our ability to utilize our deferred tax assets, primarily consisting of our state net operating losses and research credits. The valuation allowance is based on our estimates of taxable income by jurisdictions in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates, or we revise these estimates in future periods, we may need to adjust the valuation allowance which could materially impact our financial position and results of operations. We have not provided for any residual U.S. income taxes on approximately $440 of earnings from our foreign subsidiaries because such earnings are intended to be indefinitely reinvested. It is not practicable to determine the amount of U.S. income and foreign withholding tax payable in the event all such foreign earnings are repatriated.

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

From time to time, we and our foreign subsidiaries may enter into foreign currency exchange contracts to manage risk on transactions conducted in foreign currencies. At December 31, 2014, we had no outstanding foreign currency exchange contracts. In addition, we  have not entered into any other derivative financial instruments.

Interest Rates – As of December 31, 2014, we have $2.2 billion of adjustable rate debt outstanding. We do not engage in transactions intended to hedge our exposure to changes in interest rates. If adjustable interest rates were to increase or decrease by 10%, we estimate interest expense would increase or decrease by approximately $8.8.

As of December 31, 2014, we maintained a portfolio of cash securities consisting mainly of taxable, interest-bearing deposits with weighted average maturities of less than three months. If short-term interest rates were to increase or decrease by 10%, we estimate interest income would increase or decrease by less than $0.1.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this section is set forth beginning on page F-1 of this Form 10-K.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Vice President and Chief Financial Officer, of the effectiveness, as of December 31, 2014, of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, our Chief Executive Officer and Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2014.

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of B/E Aerospace, Inc. and its subsidiaries (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers, and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. Management excluded from its assessment the internal control over financial reporting at the Emteq, Inc. group of companies, the F+E Fischer + Entwicklungen GmbH & Co. KG group of companies and Wessex Advanced Switching Products Ltd, which were acquired on June 2, 2014, June 27, 2014 and April 12, 2014, respectively, and whose financial statements constitute 17.6% of total assets and 3.2% of revenues of the consolidated financial statement amounts as of and for the year ended December 31, 2014. In making the assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on its assessment, management believes that, as of December 31, 2014, the Company’s internal control over financial reporting is effective.

The independent registered public accounting firm that audited the financial statements included in this annual report has issued an attestation report on the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

B/E Aerospace, Inc.

Wellington, Florida

We have audited the internal control over financial reporting of B/E Aerospace, Inc. and subsidiaries (the “Company”) as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Annual Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at the Emteq, Inc. group of companies (“EMTEQ”), the F+E Fischer + Entwicklungen GmbH & Co. KG group of companies (“Fischer”) and Wessex Advanced Switching Products Ltd (“WASP”), which were acquired on June 2, 2014, June 27, 2014 and April 12,  2014, respectively, and whose financial statements constitute 17.6% of total assets and 3.2% of revenues of the consolidated financial statement amounts as of and for the year ended December 31, 2014. Accordingly, our audit did not include the internal control over financial reporting at EMTEQ, Fischer and WASP. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2014 of the Company and our report dated February 27, 2015 expressed an unqualified opinion on those financial statements and financial statement schedule and included an emphasis of a matter paragraph regarding the Company’s spin-off of its consumables management segment businesses through the distribution of the shares of KLX Inc. to the Company’s stockholders.

/s/ Deloitte & Touche LLP

Certified Public Accountants

Boca Raton, Florida

February 27, 2015

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information regarding our directors and executive officers as of February 27, 2015. Officers of the Company are elected annually by the Board of Directors.

Title	Age	Position

Amin J. Khoury	75	Executive Chairman of the Board of Directors

Richard G. Hamermesh	67	Director (1), (2), (3)

Jonathan M. Schofield	74	Director (1), (2), (3)

James F. Albaugh	64	Director (2)

John T. Whates	67	Director (2), (3)

David J. Anderson	65	Director (1)

Mary M. VanDeWeghe	55	Director (1)

Werner Lieberherr	54	President and Chief Executive Officer

Joseph T. Lower	48	Vice President and Chief Financial Officer

Sean J. Cromie	48	Vice President and General Manager, Commercial Aircraft Segment

Wayne R. Exton	51	Vice President and General Manager, Business Jet Segment

Ryan M. Patch	54	Vice President – Law, General Counsel, Secretary and Chief Compliance Officer

Stephen R. Swisher	56	Vice President – Finance, Controller and Assistant Secretary

Eric J. Wesch	47	Vice President – Finance, Treasurer and Assistant Secretary

(1)	Member, Audit Committee
(2)	Member, Compensation Committee
(3)	Member, Nominating and Corporate Governance Committee

Director Classification

Our Restated Certificate of Incorporation provides that the Board of Directors is to be divided into three classes, each nearly as equal in number as possible, so that each director (in certain circumstances after a transitional period) will serve for three years, with one class of directors being elected each year. The Board of Directors is currently comprised of three Class I Directors (John T. Whates, Mary M. VanDeWeghe and James F. Albaugh), two Class II Directors (Amin J. Khoury and Jonathan M. Schofield) and two Class III Directors (Richard G. Hamermesh and David J. Anderson). The terms of the Class I, Class II and Class III Directors expire at the end of each respective three-year term and upon the election and qualification of successor directors at annual meetings of stockholders held each respective year. Our executive officers are elected annually by the Board of Directors following the annual meeting of stockholders and serve at the discretion of the Board of Directors.

Current Directors

Amin J. Khoury has been the Executive Chairman of the Board of Directors since December 16, 2014, and was previously the Chairman of the Board of Directors from July 1987 when he co-founded the Company.  Mr. Khoury also served as the Company’s Co-Chief Executive Officer from January 1, 2014 through December 15, 2014, and Chief Executive Officer from July 1987 through April 1996 and again from December 31, 2005 through December 31, 2013. Mr. Khoury has been Chairman of the Board of Directors and Chief Executive Officer of KLX Inc. since December 16, 2014. From 1986 until April 2012, Mr. Khoury was a director of Synthes, Inc.  Mr. Khoury was a Trustee of the Scripps Research Institute from 2008 to 2014.  Mr. Khoury holds an Executive Masters Professional Director Certification, the highest level, from the American College of Corporate Directors, which is earned by completing a minimum of 90 hours of public company director education, and an Advanced Director Certification from the Corporate Directors Group.

Richard G. Hamermesh has been a Director since July 1987. Dr. Hamermesh has been a Professor of Management Practice at Harvard Business School since July 1, 2002. From 1987 to 2001, he was a co-founder and a Managing Partner of The Center for Executive Development, an executive education and development consulting firm.  From 1976 to 1987, Dr. Hamermesh was a member of the faculty of Harvard Business School. He is also an active investor and entrepreneur, having participated as a principal, director and investor in the founding and early stages of more than 15 organizations. Dr. Hamermesh is a member of the Board of Directors of b.good, SmartCloud, and KLX Inc.

Jonathan M. Schofield has been a Director since April 2001.  From December 1992 through February 2000, Mr. Schofield served as Chairman and CEO of Airbus North America Holdings, a subsidiary of Airbus Industrie, a manufacturer of large civil aircraft, and served as Chairman from February 2000 until his retirement in March 2001.  Prior to 1989, Mr. Schofield served in various executive positions at Pratt & Whitney, a division of United Technologies Corporation.  From 1989 until he joined Airbus, Mr. Schofield was President of United Technologies International Corporation.  Mr. Schofield is currently a member of the Board of Directors of Nordam Group and is a trustee of LIFT Trust and was formerly a member of the Board of Directors of Aero Sat, Inc. and TurboCombustor Technology, Inc.  Mr. Schofield became a member of the Ordre National De La Legion D’Honneur in 2002.

John T. Whates has been a Director since February 2012. Mr. Whates has been an independent tax advisor and involved in venture capital and private investing since 2005. He is a member of the Board of Directors of KLX Inc. and Chairman of the Board of Dynamic Healthcare Systems, Inc. From 1994 to 2011, Mr. Whates was a tax and financial advisor to the Company, providing business and tax advice on essentially all of our significant strategic acquisitions. Previously, Mr. Whates was a tax partner in several of the largest public accounting firms, most recently leading the High Technology Group Tax Practice of Deloitte LLP in Orange County, California. He has extensive experience working with aerospace and other public companies in the fields of tax, equity financing and mergers and acquisitions.

David J. Anderson has been a Director since June 2014.  Mr. Anderson was the Senior Vice President and Chief Financial Officer of Honeywell International Inc. from 2003 until his retirement in April 2014. While at Honeywell, Mr. Anderson was a member of the senior leadership team where he was responsible for the company’s Corporate Finance activities including tax, accounting, treasury, audit, investment, financial planning, acquisitions and real estate. Mr. Anderson was integral to the reshaping of Honeywell’s portfolio including supporting nearly $10 billion of acquisitions in higher growth, global markets. Prior to joining Honeywell, Mr. Anderson had senior financial roles at ITT Industries, Inc., Newport News Shipbuilding and RJR Nabisco Holding Corporation. Mr. Anderson currently serves as a member of the Board of Directors of American Electric Power Company, Inc., Cardinal Health, Inc., and Fifth Street Asset Management Inc. and as chairperson for the University of Chicago’s Booth School of Business CFO Forum.

Mary M. (“Meg”) VanDeWeghe has been a Director since September 2014.  Ms. VanDeWeghe is the Chief Executive Officer and President of Forte Consulting Inc., a financial and management consulting firm, and a Professor of the Practice of Finance at Georgetown University's McDonough School of Business. Prior to holding her current positions, Ms. VanDeWeghe served as Senior Vice President of Finance for Lockheed Martin Corporation, and previously held positions in corporate finance, capital markets and general management at J.P. Morgan, where she rose to the rank of Managing Director. Ms. VanDeWeghe currently serves on the Board of Directors of W.P. Carey and Brown Advisory. She previously served on the Board of Directors of Ecolab Inc. and Nalco.

James F. Albaugh has been a Director since November 2014.  Mr. Albaugh has been a Senior Advisor to The Blackstone Group since December 2012. From September 2009 until his retirement in June 2012, Mr. Albaugh served as President and Chief Executive Officer of the Commercial Airplanes business unit, and was also a member of the Executive Council, of The Boeing Company. Mr. Albaugh also served as President and Chief Executive Officer of Boeing’s Integrated Defense Systems business unit and in other executive positions at Boeing, including President and Chief Executive Officer of Space and Communications and President of Space Transportation after Boeing’s acquisition in 1997 of Rockwell, where Mr. Albaugh began his career in 1975.  Mr. Albaugh is an elected member of both the National Academy of Engineering and the International Academy of Astronautics, a Fellow and Honorary Fellow of the American Institute of Aeronautics and Astronautics, and an elected Fellow of the Royal Aeronautical Society.  Mr. Albaugh is President of the American Institute of Aeronautics and Astronautics, Chairman of the National Aeronautic Association, a Director of American Airlines Group Inc., a Director of TRW Automotive Holdings Corp., and serves as a member of other nonprofit organization boards and other professional organizations.

Executive Officers

Werner Lieberherr has been President and Chief Executive Officer of the Company since December 16, 2014.  Prior to this role, Mr. Lieberherr was our President and Co-Chief Executive Officer from January 1, 2014 through December 15, 2014 and President and Chief Operating Officer from December 31, 2010 through December 31, 2013.  From July 2006 through December 2010, Mr. Lieberherr was the Senior Vice President and General Manager for the Commercial Aircraft Segment.  Prior to joining the Company, Mr. Lieberherr spent 15 years with ABB and Alstom in operations in the energy industry, serving in various senior management positions in Europe, Asia and as President of North America operations.  Mr. Lieberherr is also a member of the Board of Directors of the International Transport Aircraft Seating Suppliers’ Association (ITASSA).

Joseph T. Lower has been Vice President and Chief Financial Officer since December 16, 2014.  Previously, Mr. Lower served as Vice President – Finance from November 1, 2014.  Prior to joining the Company, Mr. Lower was Vice President of Business Development and Strategy for The Boeing Company from 2002 to 2014.  Prior to joining Boeing in 2002, among other finance positions, Mr. Lower spent six years with Credit Suisse in various investment banking roles including positions in Mergers and Acquisitions, and Corporate Finance.

Sean J. Cromie has been Vice President and General Manager for the Commercial Aircraft Segment since January 2011.  From November 2007 to December 2010, Mr. Cromie served as Vice President and Managing Director of the Seating Facility in Kilkeel, Northern Ireland and previously as Business Unit Director.  Prior to joining the Company, Mr. Cromie spent six years in operational management roles with Sanmina SCI and NACCO MHG. Mr. Cromie also spent seven years with Kerry Group PLC.

Wayne R. Exton has been Vice President and General Manager, Business Jet Segment since May 2006.  From November 2005 to April 2006, Mr. Exton served as Vice President and General Manager of the super first class division of the Business Jet Segment.  Prior to joining the Company, Mr. Exton spent nine years at the Automotive and Aerospace Divisions of Britax PLC, serving in a variety of senior management positions including President, Vice President Operations and Director of Global Marketing and Sales.  Before joining Britax, Mr. Exton held several senior management positions at Magneti Marelli (a division of Fiat) and Lucas Electrical.

Ryan M. Patch has been Vice President – Law, General Counsel, Secretary and Chief Compliance Officer since July 2009 and was previously Vice President – Law from December 2008 to July 2009.  From 2005 to 2008, Mr. Patch was a shareholder and member of the Board of Directors of Jackson, DeMarco, Tidus & Peckenpaugh LLP in Irvine, California.  Prior to that, Mr. Patch was a partner in a boutique California law firm since 1992.  Mr. Patch is Authorized House Counsel in the State of Florida and has been admitted to practice before the State Bar of California and various U.S. District Courts in California.

Stephen R. Swisher has been Vice President – Finance, Controller and Assistant Secretary since August 2001 and Vice President – Finance and Controller since August 1999. Mr. Swisher has been Controller since 1996 and served as Director, Finance from 1994 to 1996. Prior to 1994, Mr. Swisher held various management positions at Burger King Corporation and Deloitte & Touche LLP.

Eric J. Wesch has been Vice President – Finance, Treasurer and Assistant Secretary since July 2011 and previously served as Corporate Treasurer from 2008 to 2011, Director, Treasury Services from 2005 to 2008, Manager, Treasury Services from 2003 to 2005, and Manager, Financial Planning & Analysis from 1997 to 2003. Before joining the Company, Mr. Wesch worked for Blockbuster Entertainment Group.

Audit Committee

We have a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. Messrs. Hamermesh, Schofield and Anderson and Ms. VanDeWeghe currently serve as members of the Audit Committee. Under the current SEC rules and the rules of the NASDAQ, all of the members are independent. All members of the Audit Committee are independent, as that term is used in Item 407 of Regulation S-K of the federal securities laws.    Our Board of Directors has determined that Mr. Hamermesh is an “audit committee financial expert” in accordance with current SEC rules.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Officers, directors and greater-than-ten-percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

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

(a)Documents filed as part of report on Form 10-K

1.	Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets, December 31, 2014 and December 31, 2013

Consolidated Statements of Earnings and Comprehensive Income for the Years Ended December 31, 2014, 2013, and 2012

Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2014, 2013, and 2012

Consolidated Statements of Cash Flows for the Years Ended December 31, 2014, 2013, and 2012

Notes to Consolidated Financial Statements for the Years Ended December 31, 2014, 2013, and 2012

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

Exhibit 2 Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

2.1

Separation and Distribution Agreement, dated as of December 15, 2014, by and between KLX Inc. and the Company (incorporated by reference to Exhibit 2.1 to KLX Inc.’s Current Report on Form 8-K dated December 19, 2014, filed with the SEC on December 19, 2014).

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

3.6

Certificate of Amendment of the Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed with the SEC on August 8, 2012).

3.7

Certificate of Amendment of the Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, filed with the SEC on July 30, 2014).

3.8	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated December 19, 2014, filed with the SEC on December 19, 2014).

Exhibits 4 Instruments Defining the Rights of Security Holders, including debentures

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-1/A, as amended (No. 33-33689), filed with the SEC on April 18, 1990).

Exhibits 10(i) Material Contracts

10.1

Stockholders Agreement, dated as of July 28, 2008, among the Company and Honeywell International Inc., Honeywell UK Limited, Honeywell Holding France SAS and Honeywell Deutschland GmbH (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, filed with the SEC on November 7, 2008).

10.2

Credit Agreement, dated as of December 16, 2014, among the Company, as Borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, Citigroup Global Markets Inc. and Goldman Sachs Bank USA, as Syndication Agents, Credit Suisse AG, Cayman Islands Branch, TD Bank, N.A., Royal Bank of Canada, Deutsche Bank Securities Inc., Barclays Bank PLC, Bank of Tokyo-Mitsubishi UFJ, Ltd. and Capital One Business Credit Corp., as Documentation Agents, and certain lenders party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated December 19, 2014, filed with the SEC on December 19, 2014).

10.3

Tax Sharing and Indemnification Agreement, dated as of December 15, 2014, by and between KLX Inc. and the Company (incorporated by reference to Exhibit 10.1 to KLX Inc.’s Current Report on Form 8-K dated December 19, 2014, filed with the SEC on December 19, 2014).

10.4	Amendment No. 1 to Credit Agreement, dated as of January 30, 2015, between the Company and JPMorgan Chase Bank, N.A., as Administrative Agent.*

Exhibits 10(iii) Management Contracts and Executive Compensation Plans, Contracts and Arrangements

10.5

Amended and Restated Employment Agreement for Amin J. Khoury dated as of September 15, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed with the SEC on October 30, 2014).

10.6

Amended and Restated Death Benefit Agreement dated November 30, 2012 between the Company and Amin J. Khoury (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the SEC on February 21, 2013).

10.7

Amended and Restated Employment Agreement for Werner Lieberherr dated as of July 29, 2013 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, filed with the SEC on July 29, 2013).

10.8

First Amendment to Amended and Restated Employment Agreement for Werner Lieberherr dated as of January 1, 2014 (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the SEC on February 24, 2014).

10.9

Death Benefit Agreement dated November 30, 2012 between the Company and Werner Lieberherr (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the SEC on February 21, 2013).

10.10

Amended and Restated Employment Agreement for Thomas P. McCaffrey dated as of July 29, 2013 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, filed with the SEC on July 29, 2013).

10.11

Amended and Restated Death Benefit Agreement dated November 30, 2012 between the Company and Thomas P. McCaffrey (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the SEC on February 21, 2013).

10.12

Amended and Restated Employment Agreement for Ryan M. Patch dated as of July 29, 2013 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, filed with the SEC on July 29, 2013).

10.13

Amended and Restated Employment Agreement for Sean J. Cromie dated as of May 4, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed with the SEC on May 4, 2012).

10.14

Second Amended and Restated Employment Agreement for Wayne R. Exton dated as of May 4, 2012 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed with the SEC on May 4, 2012).

10.15	Second Amended and Restated Employment Agreement for Stephen R. Swisher dated July 1, 2014.*

10.16

Employment Agreement for Eric J. Wesch dated as of July 13, 2012 (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the SEC on February 24, 2014).

10.17

Retirement Agreement dated as of December 31, 2005 between the Company and Robert J. Khoury (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed with the SEC on March 15, 2006).

10.18	Consulting Agreement dated as of December 31, 2014 between the Company and Robert J. Khoury*

10.19

BE Aerospace, Inc. 2005 Long-Term Incentive Plan (Amended and Restated as of July 25, 2012) (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated July 27, 2012, filed with the SEC on July 27, 2012).

10.20	BE Aerospace, Inc. 2010 Deferred Compensation Plan (incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-8 (333-170494), filed with the SEC on November 9, 2010).

10.21

B/E Aerospace, Inc. Senior Executive Management Incentive Plan - FY 2011 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed with the SEC on May 4, 2011).

10.22

B/E Aerospace, Inc. Corporate Executive Incentive Plan 90% - FY 2011 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed with the SEC on May 4, 2011).

10.23

B/E Aerospace, Inc. Amended and Restated Non-Employee Directors Stock and Deferred Compensation Plan (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated April 26, 2013, filed with the SEC on April 26, 2013).

10.24	B/E Aerospace, Inc. Amended and Restated 1994 Employee Stock Purchase Plan.*

10.25

Amendment One to the BE Aerospace, Inc. 2010 Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, filed with the SEC on October 30, 2013).

10.26

Amended and Restated Medical Care Reimbursement Plan for Executives of B/E Aerospace, Inc. (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the SEC on February 24, 2014).

10.27	Form of Restricted Stock Award Agreement (Time-Based Vesting).*

10.28	Form of Restricted Stock Award Agreement (Time and Performance-Based Vesting).*

10.29	Form of Restricted Stock Award Agreement for Amin J. Khoury (Time-Based Vesting).*

10.30	Form of Restricted Stock Award Agreement for Amin J. Khoury (Time and Performance-Based Vesting).*

10.31

First Amendment to Amended and Restated Employment Agreement for Ryan M. Patch dated as of April 29, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed with the SEC on April 30, 2014).

10.32

Second Amendment to Amended and Restated Employment Agreement for Werner Lieberherr dated as of May 12, 2014 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, filed with the SEC on July 30, 2014).

10.33

First Amendment to Amended and Restated Employment Agreement for Thomas P. McCaffrey dated as of May 12, 2014 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, filed with the SEC on July 30, 2014).

10.34

Second Amendment to Amended and Restated Employment Agreement for Ryan M. Patch dated as of May 12, 2014 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, filed with the SEC on July 30, 2014).

10.35

Letter Agreement of Amin J. Khoury, dated August 29, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 29, 2014, filed with the SEC on August 29, 2014).

10.36

Letter Agreement of Thomas P. McCaffrey, dated August 29, 2014 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 29, 2014, filed with the SEC on August 29, 2014).

10.37

Employment Agreement for Joseph T. Lower dated as of October 1, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 6, 2014, filed with the SEC on October 6, 2014).

10.38

Separation Agreement and Mutual Release between the Company and Thomas P. McCaffrey, dated as of September 15, 2014 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed with the SEC on October 30, 2014).

10.39

Third Amendment to Amended and Restated Employment Agreement for Ryan M. Patch dated as of October 21, 2014 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed with the SEC on October 30, 2014).

10.40	Amendment No. 1 to the Amended and Restated Medical Care Reimbursement Plan for Executives of B/E Aerospace, Inc.*

10.41	Restricted Stock Inducement Award Agreement, dated as of November 1, 2014, between the Company and Joseph T. Lower.*

Exhibit 21 Subsidiaries of the Registrant

21.1	Subsidiaries*

Exhibit 23 Consents of Experts and Counsel

23.1	Consent of Independent Registered Public Accounting Firm – Deloitte & Touche LLP*

Exhibits 31 Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification of Chief Executive Officer*

31.2	Certification of Chief Financial Officer*

Exhibits 32 Section 1350 Certifications

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350*

Exhibits 101 Interactive Data File

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*    Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

B/E AEROSPACE, INC.

By:	/s/ Werner Lieberherr
Werner Lieberherr
President and Chief Executive Officer

Date: February 27, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Amin J. Khoury	Executive Chairman of the Board of	February 27, 2015
Amin J. Khoury	Directors

/s/ Werner Lieberherr	President and Chief Executive Officer	February 27, 2015
Werner Lieberherr	(Principal Executive Officer)

/s/ Joseph T. Lower	Vice President and Chief Financial Officer	February 27, 2015
Joseph T. Lower	(Principal Financial Officer)

/s/ Stephen R. Swisher	Vice President – Finance, Controller and	February 27, 2015
Stephen R. Swisher	Assistant Secretary
(Principal Accounting Officer)

/s/ Richard G. Hamermesh	Director	February 27, 2015
Richard G. Hamermesh

/s/ David J. Anderson	Director	February 27, 2015
David J. Anderson

/s/ Mary M. VanDeWeghe	Director	February 27, 2015
Mary M. VanDeWeghe

/s/ Jonathan M. Schofield	Director	February 27, 2015
Jonathan M. Schofield

/s/ James F. Albaugh	Director	February 27, 2015
James F. Albaugh

/s/ John T. Whates	Director	February 27, 2015
John T. Whates

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

B/E Aerospace, Inc.
Wellington, Florida

We have audited the accompanying consolidated balance sheets of B/E Aerospace, Inc. and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of earnings and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of B/E Aerospace, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, on December 16, 2014, the Company completed the spin-off of its consumables management segment businesses through the distribution of the shares of KLX Inc. to the Company’s stockholders. The operating results of KLX Inc. have been reclassified as discontinued operations in the consolidated financial statements.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2015 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Certified Public Accountants

Boca Raton, Florida

February 27, 2015

B/E AEROSPACE, INC.

CONSOLIDATED BALANCE SHEETS, DECEMBER 31, 2014 AND 2013

(In millions, except per share data)

	December 31,	December 31,
	2014	2013
ASSETS

Current assets:
Cash and cash equivalents	$292.5	$637.8
Accounts receivable	289.0	484.1
Inventories	925.2	1,943.8
Deferred income taxes	17.6	29.4
Other current assets	130.7	64.6
Total current assets	1,655.0	3,159.7

Property and equipment	397.7	425.7
Goodwill	859.5	1,571.0
Identifiable intangible assets	218.2	472.2
Other assets	69.5	67.6
	3,199.9	5,696.2

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$275.1	$357.9
Accrued liabilities	485.0	521.2
Current maturities of long-term debt	20.6	--
Total current liabilities	780.7	879.1

Long-term debt	$2,168.5	$1,959.4
Deferred income taxes	118.9	165.0
Other non-current liabilities	121.7	83.5

Commitments, contingencies and off-balance sheet arrangements (Note 8)
Stockholders' equity:
Preferred stock, $0.01 par value; 1.0 shares authorized; no shares outstanding	--	--
Common stock, $0.01 par value; 200.0 shares authorized; 106.7 shared issued as of December 31, 2014 and 105.7 shares issued as of December 31, 2013	1.1	1.1
Additional paid-in capital	(884.6)	1,710.4
Treasury stock; 738,852 shares at December 31, 2014 and 638,941 shares at December 31, 2013	(28.6)	(21.6)
Retained earnings	1,027.6	923.3
Accumulated other comprehensive loss	(105.4)	(4.0)
Total stockholders' equity	10.1	2,609.2
	$3,199.9	$5,696.2

See accompanying notes to consolidated financial statements.

B/E AEROSPACE, INC.

CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

(In millions, except per share data)

	Years Ended December 31,
	2014	2013	2012

Revenues	$2,599.0	$2,203.3	$1,914.3
Cost of sales	1,582.8	1,296.0	1,113.7
Selling, general and administrative	347.9	323.5	315.9
Research, development and engineering	284.3	220.9	191.7
Operating earnings	384.0	362.9	293.0
Interest expense	130.6	123.4	124.2
Debt prepayment costs	243.6	-	82.1
Earnings before income taxes	9.8	239.5	86.7
Income tax (benefit) expense	(47.9)	44.6	7.1
Earnings from continuing operations	57.7	194.9	79.6
Earnings from discontinued operations, net of income taxes	46.6	170.7	154.1
Net earnings	104.3	365.6	233.7

Other comprehensive income:
Foreign currency translation adjustment and other	101.4	28.1	37.8
Comprehensive income	$205.7	$393.7	$271.5

Net earnings per share from continuing operations - basic	$0.55	$1.89	$0.78
Net earnings per share from discontinued operations - basic	$0.45	$1.65	$1.51
Net earnings per share - basic	$1.00	$3.54	$2.29

Net earnings per share from continuing operations - diluted	$0.55	$1.88	$0.77
Net earnings per share from discontinued operations - diluted	$0.45	$1.64	$1.50
Net earnings per share - diluted	$1.00	$3.52	$2.27

Weighted average common shares - basic	104.0	103.2	102.2
Weighted average common shares - diluted	104.5	103.9	102.9

See accompanying notes to consolidated financial statements.

B/E AEROSPACE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

(In millions)

						Accumulated
			Additional			Other	Total
	Common Stock		Paid-in	Treasury	Retained	Comprehensive	Stockholders'
	Shares	Amount	Capital	Stock	Earnings	Loss	Equity
Balance, December 31, 2011	104.4	$1.0	$1,633.2	$(15.7)	$324.0	$(69.9)	$1,872.6
Sale of stock under employee stock purchase plan	0.1	--	6.3	--	--	--	6.3
Purchase of treasury stock	--	--	--	(2.6)	--	--	(2.6)
Exercise of stock options	0.1	--	0.3	--	--	--	0.3
Restricted stock grants	0.8	0.1	23.7	--	--	--	23.8
Tax benefits realized from prior exercises of employee stock options and restricted stock	--	--	7.0	--	--	--	7.0
Net earnings	--	--	--	--	233.7	--	233.7
Foreign currency translation adjustment and other	--	--	--	--	--	37.8	37.8
Balance, December 31, 2012	105.4	1.1	1,670.5	(18.3)	557.7	(32.1)	2,178.9
Sale of stock under employee stock purchase plan	0.1	--	7.3	--	--	--	7.3
Purchase of treasury stock	--	--	--	(3.3)	--	--	(3.3)
Exercise of stock options	--	--	0.2	--	--	--	0.2
Restricted stock grants	0.2	--	23.2	--	--	--	23.2
Tax benefits realized from prior exercises of employee stock options and restricted stock	--	--	9.2	--	--	--	9.2
Net earnings	--	--	--	--	365.6	--	365.6
Foreign currency translation adjustment and other	--	--	--	--	--	28.1	28.1
Balance, December 31, 2013	105.7	1.1	1,710.4	(21.6)	923.3	(4.0)	2,609.2
Sale of stock under employee stock purchase plan	0.1	--	8.4	--	--	--	8.4
Purchase of treasury stock	--	--	--	(7.0)	--	--	(7.0)
Exercise of stock options	0.1	--	0.3	--	--	--	0.3
Restricted stock grants	0.8	--	28.2	--	--	--	28.2
Tax benefits realized from prior exercises of employee stock options and restricted stock	--	--	3.5	--	--	--	3.5
Net earnings	--	--	--	--	104.3	--	104.3
Spin-Off of KLX INC.	--	--	(2,635.4)	--	--	8.0	(2,627.4)
Foreign currency translation adjustment and other	--	--	--	--	--	(109.4)	(109.4)
Balance, December 31, 2014	106.7	$1.1	$(884.6)	$(28.6)	$1,027.6	$(105.4)	$10.1

See accompanying notes to consolidated financial statements.

B/E AEROSPACE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

(In millions)

	Year Ended December 31,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$104.3	$365.6	$233.7
Adjustments to reconcile net earnings to net cash flows provided by operating activities, net of effects from acquisitions:
Depreciation and amortization	142.3	89.6	75.0
Deferred income taxes	36.3	32.9	37.3
Non-cash compensation	29.7	24.2	24.5
Tax benefits realized from prior exercises of employee stock options and restricted stock	(3.5)	(9.2)	(7.0)
Provision for doubtful accounts	9.6	1.3	4.8
Loss on disposal of property and equipment	3.8	2.4	2.4
Debt prepayment costs	243.6	--	82.1
Changes in operating assets and liabilities:
Accounts receivable	(77.0)	(67.2)	(32.0)
Inventories	(284.0)	(181.8)	(169.7)
Other current and non-current assets	(220.2)	(8.3)	(18.2)
Accounts payable and accrued liabilities	266.0	129.6	122.2
Net cash flows provided by operating activities	250.9	379.1	355.1

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(255.6)	(154.9)	(125.4)
Acquisitions, net of cash acquired	(1,043.1)	(118.1)	(649.7)
Other	0.8	0.1	2.6
Net cash flows used in investing activities	(1,297.9)	(272.9)	(772.5)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock issued	7.5	6.4	5.8
Purchase of treasury stock	(7.0)	(3.3)	(2.6)
Proceeds from long-term debt	2,189.0	--	1,316.0
Proceeds from KLX long-term debt	1,200.0	--	--
Principal payments on long-term debt	(1,950.0)	(0.3)	(600.5)
Borrowings on line of credit	868.0	--	215.0
Repayments on line of credit	(868.0)	--	(215.0)
Debt prepayment costs	(210.9)	--	(71.7)
Debt origination costs	(61.3)	--	(30.3)
Tax benefits realized from prior exercises of employee stock options and restricted stock	3.5	9.2	7.0
Cash divested in connection with spin-off of KLX	(460.0)	--	--
Net cash flows provided by financing activities	710.8	12.0	623.7

Effect of foreign exchange rate changes on cash and cash equivalents	(9.1)	5.9	3.9

Net (decrease) increase in cash and cash equivalents	(345.3)	124.1	210.2
Cash and cash equivalents, beginning of year	637.8	513.7	303.5
Cash and cash equivalents, end of year	$292.5	$637.8	$513.7

	Year Ended December 31,
	2014	2013	2012
Supplemental disclosures of cash flow information:
Cash paid during period for:
Interest	$148.3	$118.4	$125.2
Income taxes	124.0	86.7	52.6

Supplemental schedule of non-cash activities:
Accrued property additions	$9.1	$8.7	$10.8

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

(In millions, except share and per share data)

1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Basis of Presentation – B/E Aerospace, Inc. and its wholly owned subsidiaries (the “Company”) designs, manufactures, sells and services commercial aircraft and business jet cabin interior products consisting of a broad range of seating, interior systems, including structures for food and beverage storage and preparation equipment. The Company’s principal customers are the operators of commercial and business jet aircraft, aircraft manufacturers and their suppliers. As a result, the Company’s business is directly dependent upon the conditions in the commercial airline, business jet and aircraft manufacturing industries. The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America.

On December 16, 2014 (the “Distribution Date”), we completed the spin-off of KLX Inc. (“KLX”) by means of the transfer of our Consumables Management Segment to KLX and the subsequent distribution to B/E Aerospace stockholders of all the outstanding shares of KLX common stock (the “Spin-Off”). We retained our commercial aircraft and business jet segments. On the Distribution Date, each of our stockholders of record as of the close of business on December 5, 2014 (the “Record Date”) received one share of KLX common stock for every two shares of our common stock held as of the Record Date.

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

Revenues and costs under certain long-term contracts are recognized using contract accounting under the percentage-of-completion method in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605-35, Construction–Type and Production–Type Contracts (“ASC 605-35”), with the majority of the contracts accounted for under the cost-to-cost method. Under the cost-to-cost method, the revenues related to the long-term contracts are recognized based on the ratio of actual costs incurred to total estimated costs to be incurred. The Company uses the units-of-delivery method to account for certain contracts. Under the units-of delivery method, revenues are recognized based on the contract price of units delivered.

The percentage-of-completion method requires the use of estimates of costs to complete long-term contracts. Due to the duration of these contracts as well as the technical nature of the products involved, the estimation of these costs requires management’s judgment in connection with assumptions and projections related to the outcome of future events. Management’s assumptions include future labor performance and rates and projections relative to material and overhead costs, as well as the quantity and timing of product deliveries. The Company reevaluates its contract estimates periodically and reflects changes in estimates in the current period using the cumulative catch-up method. There were no significant changes in our contract estimates during 2014, 2013 or 2012 that resulted in material cumulative catch-up adjustments to operating earnings other than cost estimate changes resulting from the extraordinary expedited development of a new product suite to support a major customer initiative during 2014. Revenues associated with any contractual claims are recognized when it is probable that the claim will result in additional contract revenue and the amount can be reasonably estimated. For the years ended December 31, 2014, 2013 and 2012, approximately 25.5%,  25.4% and 23.9% of our revenues, respectively, were derived from contracts accounted for using percentage-of-completion accounting. Net costs and estimated earnings in excess of billings on uncompleted contracts were $93.7 and $81.9 at December 31, 2014 and 2013, respectively, and recorded as work-in-process inventory. Excess over average costs on long-term contracts accounted for using the units-of-delivery method of accounting were $320.6 and $213.4 at December 31, 2014 and 2013, respectively and recorded as work-in-process inventory. Anticipated losses on contracts are recognized in the period in which the losses become evident and determinable. Advance payments and engineering development costs on certain long-term contracts are deferred and included in revenues and research, development and engineering, respectively, when the products are shipped.

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

Accounts Receivable – The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer's current creditworthiness, as determined by review of their current credit information. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon historical experience and any specific customer collection issues that have been identified. The allowance for doubtful accounts at December 31, 2014 and 2013 was $5.4 and $10.4, respectively.

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

The Company has five reporting units, which were determined based on the guidelines contained in FASB ASC Topic 350, Subtopic 20, Section 35. Each reporting unit represents either (a) an operating segment (which is also a reportable segment) or (b) a component of an operating segment, which constitutes a business, for which there is discrete financial information available that is regularly reviewed by segment management.

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

Indefinite-lived intangible assets are tested at least annually for impairment. Impairment for intangible assets with indefinite lives exists if the carrying value of the intangible asset exceeds its fair value. The fair values of indefinite-lived intangible assets are determined using valuation techniques based on estimates, judgments and assumptions management believes are appropriate in the circumstances. For the years ended December 31, 2014, 2013 and 2012, the Company’s annual impairment testing yielded no impairments of goodwill or indefinite-lived intangible assets. All indefinite-lived intangible assets were included in the spin-off of KLX.

Long-Lived Assets – The Company assesses potential impairments to its long-lived assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. An impairment loss is recognized when the undiscounted cash flows expected to be generated by an asset (or group of assets) is less than its carrying amount. Any required impairment loss is measured as the amount by which the asset's carrying value exceeds its fair value and is recorded as a reduction in the carrying value of the related asset and a charge to operating results. There were no impairments of long lived assets in 2014, 2013, and 2012.

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

	Year Ended December 31,
	2014	2013	2012
Balance at beginning of period	$67.0	$63.2	$51.5
Provision for warranty expense	41.9	42.6	37.5
Settlements of warranty claims	(33.5)	(38.8)	(25.8)
Balance at end of period	$75.4	$67.0	$63.2

Accounting for Stock-Based Compensation – The Company accounts for share-based compensation arrangements in accordance with the provisions of FASB ASC 718, Compensation – Stock Compensation (“ASC 718”), whereby share-based compensation cost is measured on the date of grant, based on the fair value of the award, and is recognized over the requisite service period.

Compensation cost recognized during the three years ended December 31, 2014 related to grants of restricted stock and restricted stock units. No compensation cost related to stock options was recognized during those periods as no options were granted during the three year period ended December 31, 2014 and all options were vested as of December 31, 2006.

The Company has established a qualified Employee Stock Purchase Plan. The Plan allows qualified employees (as defined in the plan) to participate in the purchase of designated shares of the Company's common stock at a price equal to 85% of the closing price for each semi-annual stock purchase period. The fair value of employee purchase rights represents the difference between the closing price of the Company’s shares on the date of purchase and the purchase price of the shares. The value of the rights granted during the years ended December 31, 2014, 2013 and 2012 was $1.3,  $1.1 and $0.9, respectively.

Treasury Stock – The Company may periodically repurchase shares of its common stock from employees for the satisfaction of their individual payroll tax withholding upon vesting of restricted stock and restricted stock units in connection with the Company’s Long Term Incentive Plan. The Company’s repurchases of common stock are recorded at the average cost of the common stock. The Company repurchased 99,911,  41,376 and 60,266 shares of its common stock for $7.0,  $3.3 and $2.6, respectively, during the years ended December 31, 2014, 2013 and 2012 respectively.

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

Concentration of Risk – The Company’s products and services are primarily concentrated within the aerospace industry with customers consisting primarily of commercial airlines, a wide variety of business jet customers and commercial aircraft manufacturers. In addition to the overall business risks associated with the Company’s concentration within the airline and aerospace industries, the Company is exposed to a concentration of collection risk on credit extended to commercial airlines and commercial aircraft manufacturers. The Company’s management performs ongoing credit evaluations on the financial condition of all customers it has extended credit to and maintains allowances for uncollectible accounts receivable based on expected collectability. Credit losses have historically been within management's expectations and the provisions established.

Significant customers change from year to year depending on the level of refurbishment activity and/or the level of new aircraft purchases by such customers. During the years ended December 31, 2014 and 2013, The Boeing Company accounted for 12% and 12%, respectively, of the Company’s consolidated revenues. No other individual customer accounted for more than 10% of the Company’s consolidated revenues during the years ended December 31, 2014, 2013 and 2012.

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

In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers, which updated the guidance in ASC Topic 606, Revenue Recognition. The amendments in this update are effective for annual reporting periods beginning after December 15, 2016. Early application is not permitted. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should identify the contract(s) with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract and recognize revenue when (or as) the entity satisfies a performance obligation. The guidance permits two implementation approaches, one requiring retrospective application of the new standard with restatement of prior years and one requiring prospective application of the new standard with disclosure of results under old standards. The Company is currently evaluating the impact this guidance will have on its consolidated financial condition, results of operations, cash flows and disclosures and is currently unable to estimate the impact of adopting this guidance.

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

2. DIVESTITURES AND BUSINESS COMBINATIONS

Spin-off of KLX Inc.

On June 10, 2014, we announced a plan to spin-off our Consumables Management Segment into a separate publicly traded company. To accomplish the spin-off, we formed KLX. On the Distribution Date, we completed the spin-off of KLX by means of the transfer of our Consumables Management Segment to KLX and the subsequent distribution of all the outstanding KLX common stock to our stockholders. We retained our commercial aircraft and business jet segments. On the Distribution Date, each of our stockholders of record as of the close of business on the Record Date received one share of KLX common stock for every two shares of our common stock held as of the Record Date. The distribution was structured to be tax free to our U.S. stockholders for U.S. federal income tax purposes.

The divested KLX is presented as a discontinued operation on the consolidated statements of earnings and comprehensive income for all periods presented. The KLX balance sheet, other comprehensive income and cash flows are included within our consolidated financial statements through December 16, 2014.

Summary results of operations for KLX  through December 16, 2014 were as follows:

	For the Period January 1, 2014	For the Years Ended December 31,
	through December 16, 2014	2013	2012

Revenues	$1,611.2	$1,280.4	$1,171.0

Earnings before income taxes	$207.9	$267.5	$246.8
Provision for income taxes	161.3	96.8	92.7

Earnings from discontinued operations, net of income taxes	$46.6	$170.7	$154.1

The results of the KLX discontinued operation exclude certain corporate and group allocations which were historically allocated to KLX. These costs include primarily corporate overhead and information systems.

On December 16, 2014, we divested the following assets and liabilities in connection with the Spin-Off:

Assets
Cash and cash equivalents	$460.0
Accounts receivable	310.8
Inventories	1,303.4
Deferred income taxes	40.2
Other current assets	52.3
Property and equipment	323.1
Goodwill	1,370.4
Identifiable intangible assets	430.7
Other assets	119.1
4,410.0
Liabilities
Accounts payable	167.1
Accrued liabilities	182.4
Long-term debt	1,200.0
Deferred income taxes	121.1
Other non-current liabilities	112.0
1,782.6
Net assets divested in the Spin-Off	$2,627.4

We entered into transitional services agreements with KLX prior to the spin-off pursuant to which we and KLX are providing various services to each other on an interim transitional basis.  Transition services may be provided for up to 24 months, and for information technology services, KLX has an option for a one-year extension by the recipient. Services being provided by us include certain information technology and back office support.  We record billings under these transition services agreements which are recorded as a reduction of the costs of the respective service in the applicable expense category in the consolidated statement of earnings and comprehensive income. This transitional support will enable KLX to establish its stand-alone processes for various activities that were previously provided by us and does not constitute significant continuing support of KLX’s operations.

Under the Tax Sharing and Indemnification Agreement between the Company and KLX we generally assume liability for all federal and state income taxes for all tax periods ending on or prior to December 31, 2014. We assume the liability for all federal and state income taxes of KLX’s U.S. operations through the Distribution Date.  KLX assumes all other federal taxes, foreign income tax/non-income taxes and state/local non-income taxes related to their business for all periods and we assume all other federal taxes, foreign income tax/non-income taxes and state/local non-income taxes related to our business for all periods. Additional taxes incurred related to the internal restructuring to separate the businesses to complete the spin-off shall be shared equally between the Company and KLX. Taxes incurred related to certain international tax initiatives for the KLX business shall be assumed by KLX subject to the calculation provisions of the Tax Sharing and Indemnification Agreement. In addition, we transferred to KLX all of its deferred tax assets and liabilities as of December 16, 2014.

In connection with the spin-off, we have adjusted our employee stock compensation awards and separated our employee medical and dental benefit plans.

Acquisitions

Energy Services Acquisitions

In April 2014, the Company acquired the assets of the Vision Oil Tools, LLC (“Vision”), a provider of technical services and associated rental equipment and logistics services to the energy sector. Vision established a new geographical base of operations for the Company in the North Dakota (Williston/Bakken)

and Rocky Mountain regions. The purchase price was initially $140.0 with an additional $35.0 to be paid by KLX in 2015 based on the achievement of 2014 financial results. The Company has not yet completed its evaluation and allocation of the purchase price for Vision although a customary post-closing adjustment to working capital resulted in a $0.7 increase to the purchase price. During June 2014, the Company also acquired the assets of the Cornell group of companies (“Cornell”), which provides technical services, associated logistic services and rental equipment to the energy sector in the Eagle Ford and Permian basins. The purchase price was $70.7 with the potential for an additional $57.2 to be paid by KLX in 2015 based on the achievement of 2014 financial results. The Company has not yet completed its evaluation and allocation of the purchase price for Cornell although a customary post-closing adjustment to working capital resulted in a $1.5 increase to the purchase price.  In April 2014, the Company also acquired the assets of the Marcellus group of companies (“MGS”) engaged in manufacturing and rental of equipment in the Marcellus/Utica shales for approximately $45.0. In January 2014, the Company acquired the assets of the LT Energy Services group of companies (“LT”), an Eagle Ford basin provider of rental equipment, for a net purchase price of approximately $102.5. In February 2014, the Company acquired the assets of Wildcat Wireline LLC (“Wildcat”), a provider of wireline services primarily in the Eagle Ford basin, and also in the Marcellus/Utica basin, for a net purchase price of approximately $153.4.

For the 2014 energy services acquisitions, based on our preliminary purchase price allocation, the excess of the purchase price over the fair value of the identifiable assets acquired approximated $437.1, of which $131.2 was allocated to identified intangible assets, consisting of customer contracts and relationships and covenants not to compete, and $305.9 is included in goodwill. The useful life assigned to the customer contracts and relationships is between 11-20 years, and the covenants not to compete are being amortized over their contractual periods of five years.

During the third and fourth quarters of 2013, the Company acquired the assets of Blue Dot Energy Services, LLC (“Blue Dot”) and Bulldog Frac Rentals, LLC (“Bulldog”), providers of technical services and associated rental equipment and logistics services to the energy sector, for a net purchase price of $114.0.  For the 2013 acquisitions, the excess of the purchase price over the fair value of the identifiable assets acquired approximated $70.6, of which $42.6 was allocated to identified intangible assets, consisting of customer contracts and relationships and covenants not to compete, and $28.0 is included in goodwill. The useful life assigned to the customer contracts and relationships is 20 years, and the covenants not to compete are being amortized over their contractual periods of five years.

All of the aforementioned acquisitions are included in the assets and liabilities divested in connection with the spin-off and collectively referred to as the “Energy Services Acquisitions”.

Manufacturing Acquisitions

In June 2014, the Company acquired the outstanding shares of the Emteq, Inc. group of companies, a domestic provider of aircraft interior and exterior lighting systems, as well as aircraft cabin management and power systems for a purchase price of $256.3, net of cash acquired. The Company also acquired the outstanding shares of the F+E Fischer + Entwicklungen GmbH & Co. KG group of companies, a leading Europe-based manufacturer of seating products for civilian helicopters for a purchase price of $212.3, net of cash acquired. During the second quarter, the Company also acquired the outstanding shares of Wessex Advanced Switching Products Ltd., engaged in the production of lighting, control units and switches, based in Europe for a purchase price of $63.0, net of cash acquired. These acquisitions are included in the business jet segment and collectively referred to as the “Manufacturing Acquisitions.”

For the Manufacturing Acquisitions, based on our preliminary purchase price allocation, the excess of the purchase price over the fair value of the identifiable assets acquired approximated $516.4, of which $99.3 was allocated to identified intangible assets, consisting of customer contracts and relationships, developed technologies, trademarks and patents and covenants not to compete, and $417.1 is included in goodwill. The useful life assigned to the customer contracts and relationships and developed technologies is 20 years, the useful life assigned to trademarks and patents is 15 years, and the covenants not to compete are being amortized over their contractual periods of three to five years.

The Energy Services Acquisitions and Manufacturing Acquisitions were accounted for as purchases under FASB ASC 805, Business Combinations (“ASC 805”). The assets purchased and liabilities assumed for the Manufacturing Acquisitions have been reflected in the accompanying consolidated balance sheet as of December 31, 2014. The results of operations for the Manufacturing Acquisitions are included in the accompanying consolidated statements of earnings and comprehensive income from their respective dates of acquisition. The assets purchased and liabilities assumed for the Energy Services acquisitions have been reflected in the accompanying balance sheet as of December 16, 2014. The results of operations for the Energy Services Acquisitions are included in the accompanying consolidated statements of earnings and comprehensive income from their respective dates of acquisition through December 16, 2014.

The valuation of certain assets, principally intangible assets, is not yet complete, and as such, the Company has not yet finalized its allocation of the purchase prices for the Energy Services Acquisitions or Manufacturing Acquisitions except for the Blue Dot and Bulldog acquisitions.

The following table summarizes the current estimates of fair values of assets acquired and liabilities assumed in the Energy Services Acquisitions in accordance with ASC 805, which are currently recorded based on management’s estimates as follows:

				Other 2014
	Wildcat	Vision	Cornell	acquisitions	2014	2013
Accounts receivable-trade	$0.4	$10.8	$10.5	$15.1	$36.8	$14.8
Inventories	1.3	--	--	0.4	1.7	3.9
Other current and non-current assets	--	2.4	--	0.1	2.5	0.2
Property and equipment	25.7	44.1	28.5	40.3	138.6	35.5
Goodwill	88.3	89.9	66.6	61.1	305.9	28.0
Identified intangibles	37.7	30.0	24.5	39.0	131.2	42.6
Accounts payable	--	(1.5)	(0.7)	(4.3)	(6.5)	(10.0)
Other current and non-current liabilities	--	(35.0)	(57.2)	(4.2)	(96.4)	(1.0)
Total purchase price	$153.4	$140.7	$72.2	$147.5	$513.8	$114.0

All of the goodwill and other intangible assets related to the Energy Services Acquisitions are expected to be deductible for tax purposes.

The following table summarizes the current estimates of fair values of assets acquired and liabilities assumed in the Manufacturing Acquisitions in accordance with ASC 805, which are currently recorded based on management’s estimates as follows:

	Domestic	Foreign
Accounts receivable-trade	$12.5	$12.8
Inventories	13.2	7.6
Other current and non-current assets	0.9	0.5
Property and equipment	6.5	7.1
Goodwill	197.4	219.7
Identified intangibles	46.8	52.5
Accounts payable	(4.2)	(3.7)
Other current and non-current liabilities	(16.8)	(21.2)
Total purchase price	$256.3	$275.3

The majority of the goodwill and  intangible assets related to the Manufacturing Acquisitions are not expected to be deductible for tax purposes.

Consolidated unaudited pro forma revenues, net earnings and diluted net earnings per share giving effect to the Manufacturing Acquisitions as if they had occurred on January 1, 2013 were $2,668.0,  $77.4, and $0.74, and $2,372.5,  $120.9 and $1.16, for the years ended December 31, 2014 and 2013, respectively.

3.INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined using FIFO or the weighted average cost method. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs. In accordance with industry practice, costs in inventory include amounts relating to long-term contracts with long production cycles and inventory items with long procurement cycles, some of which are not expected to be realized within one year. Work-in-process inventories include costs and estimated earnings in excess of billings on uncompleted contracts of $127.9 and $107.5 and capitalized development costs on long-term seller furnished equipment contracts of $320.6 and $213.4 as of December 31, 2014 and December 31, 2013, respectively. Inventories consist of the following:

	December 31,	December 31,
	2014	2013
Purchased materials and component parts	$309.1	$243.4
Work-in-process	605.9	484.0
Finished goods	61.0	1,280.8
Inventory reserves	(50.8)	(64.4)
	$925.2	$1,943.8

4.PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	Useful Life	December 31,	December 31,
	(Years)	2014	2013
Buildings and improvements	1 - 50	$139.0	$123.0
Machinery	1 - 20	163.8	197.8
Tooling	1 - 15	97.8	84.3
Computer equipment and software	1 - 10	280.5	276.9
Furniture and equipment	1 - 20	28.6	32.7
		709.7	714.7
Less accumulated depreciation		(312.0)	(289.0)
		$397.7	$425.7

Depreciation expense was $97.7,  $58.9 and $45.9 for the years ended December 31, 2014, 2013 and 2012, respectively.

5.GOODWILL AND INTANGIBLE ASSETS

The following sets forth the intangible assets by major asset class, all of which were acquired through business purchase transactions:

		December 31, 2014			December 31, 2013
				Net			Net
	Useful Life	Original	Accumulated	Book	Original	Accumulated	Book
	(Years)	Cost	Amortization	Value	Cost	Amortization	Value
Customer contracts and relationships	8-30	$100.0	$13.4	$86.6	$424.0	$85.7	$338.3
Acquired technologies and other	5-34	176.2	81.0	95.2	153.8	76.6	77.2
Trademarks and patents	3-20	25.2	16.5	8.7	23.0	15.4	7.6
Covenants not to compete	4-5	11.2	1.7	9.5	5.5	1.7	3.8
Trade names	15-indefinite	19.9	1.7	18.2	45.7	0.4	45.3
		$332.5	$114.3	$218.2	$652.0	$179.8	$472.2

Amortization expense of intangible assets was $44.6,  $30.7 and $29.1 for the years ended December 31, 2014, 2013 and 2012, respectively. As a result of the spin-off, indefinite lived intangible assets were $0 as of December 31, 2014 and $21.5 as of December 31, 2013.  Amortization expense associated with identified intangible assets as of December 31, 2014 is expected to be approximately $18 in each of the next five years.  The future amortization amounts are estimates. Actual future amortization expense may be different due to future acquisitions, impairments, changes in amortization periods or other factors such as changes in exchange rates for assets acquired outside the United States. The Company expenses costs to renew or extend the term of a recognized intangible asset.

Goodwill decreased by $711.5 primarily due to the spin-off of KLX and foreign currency translations, offset by our preliminary estimate of goodwill associated with acquisitions completed in 2014.

In accordance with ASC 350, goodwill is not amortized but is subject to an annual impairment test. As of December 31, 2014, the Company completed step one of the impairment test and fair value analysis for goodwill, and no impairment loss was recorded during the years ended December 31, 2014,  2013 or 2012. The accumulated goodwill impairment loss (incurred in 2008) was $369.3 as of December 31, 2014.

The changes in the carrying amount of goodwill for the years ended December 31, 2014 and 2013 are as follows:

	Commercial		Business
	Aircraft	KLX	Jet	Total
Balance as of December 31, 2012	$388.4	$1,005.8	$90.0	$1,484.2
Acquisitions	-	58.7	-	58.7
Effect of foreign currency translation	6.2	22.0	(0.1)	28.1
Balance as of December 31, 2013	394.6	1,086.5	89.9	1,571.0
Acquisitions	-	305.9	417.1	723.0
Spin-off of KLX	-	(1,370.4)	-	(1,370.4)
Effect of foreign currency translation and other	(14.8)	(22.0)	(27.3)	(64.1)
Balance as of December 31, 2014	$379.8	$-	$479.7	$859.5

6.ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	December 31,	December 31,
	2014	2013
Accrued salaries, vacation and related benefits	$83.4	$103.2
Accrued product warranties	75.4	67.0
Accrued interest	3.6	28.2
Income taxes payable	14.6	28.7
Deferred revenue	112.9	152.9
Other accrued liabilities	195.1	141.2
	$485.0	$521.2

Deferred revenue includes billings in excess of costs and estimated earnings of $34.2 and $25.5 at December 31, 2014 and 2013, respectively.

7.LONG-TERM DEBT

Long-term debt consists of the following:

	December 31,	December 31,
	2014	2013
5.25% Notes	$-	$1,313.7
6.875% Notes	-	645.7
Term Loan Facility	2,189.1	-
	2,189.1	1,959.4
Less current portion of long-term debt	20.6	-
	$2,168.5	$1,959.4

In connection with the KLX spin-off, the Company entered into a credit agreement dated as of December 16, 2014 (the “Credit Agreement”) governing its senior secured bank credit facilities, consisting of (a) a five-year, $600.0 revolving credit facility (the “Revolving Credit Facility”) and (b) a seven-year, $2,200.0 term loan facility (the “Term Loan Facility”).  Borrowings under the Revolving Credit Facility bear interest at an annual rate equal to the London interbank offered rate (“LIBOR”) plus 200 basis points or prime (as defined) plus 100 basis points. There were no amounts outstanding under the Revolving Credit Facility as of December 31, 2014.  Borrowings under the Term Loan Facility bear interest at an annual rate equal to LIBOR plus 325 basis points (LIBOR shall not be less than 75 basis points per annum) or Prime (as defined) plus 225 basis points  (4.0% at December 31, 2014).  $2,200.0 was outstanding ($2,189.1 net of original issue discount) under the Term Loan Facility as of December 31, 2014.

During December 2014, the Company redeemed $1,300.0 of its 5.25% Notes due 2022 and $650.0 of its 6.875% Notes due 2020. The Company incurred a loss on debt extinguishment of $243.6 related to unamortized debt issue costs and fees and expenses related to the repurchase of its 5.25% and 6.875% Notes during December 2014.

Letters of credit outstanding under the Revolving Credit Facility aggregated $7.7 at December 31, 2014.

The Revolving Credit Facility contains an interest coverage ratio financial covenant (as defined therein) that must be maintained at a level greater than 3.0 to 1 and a total leverage ratio covenant (as defined therein) which limits gross debt to a 5.25 to 1 multiple of EBITDA (as defined therein). The Credit Agreement is collateralized by substantially all of the Company’s assets and contains customary affirmative covenants, negative covenants and conditions precedent for borrowings, all of which were met as of December 31, 2014.

Maturities of long-term debt are as follows:

Year Ending December 31,
2015	$20.6
2016	20.5
2017	20.5
2018	20.4
2019	20.4
Thereafter	2,086.7
Total	$2,189.1

Interest expense amounted to $130.6,  $123.4 and $124.2 for the years ended December 31, 2014, 2013 and 2012, respectively.

8.COMMITMENTS, CONTINGENCIES AND OFF-BALANCE-SHEET ARRANGEMENTS

Lease Commitments – The Company finances its use of certain facilities and equipment under committed lease arrangements provided by various institutions. Since the terms of these arrangements meet the accounting definition of operating lease arrangements, the aggregate sum of future minimum lease payments is not reflected on the consolidated balance sheets. At December 31, 2014, future minimum lease payments under these arrangements approximated $203.7, of which $171.9 is related to long-term real estate leases.

Rent expense for the years ended December 31, 2014, 2013 and 2012 was $29.7,  $30.2 and $35.6, respectively. Future payments under operating leases with terms greater than one year as of December 31, 2014 are as follows:

Year Ending December 31,
2015	$27.7
2016	26.2
2017	23.7
2018	21.2
2019	17.8
Thereafter	87.1
Total	$203.7

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

Employment Agreements – The Company has employment and compensation agreements with two key officers of the Company. An agreement for one of the officers provides for the officer to earn a minimum of $0.9 per year through a three-year period ending from any date after which it is measured, adjusted annually as determined by the Company's Compensation Committee of the Board of Directors, as well as a retirement compensation payment equal to 100% of  the base salary.

One other agreement provides for an officer to receive annual minimum compensation of $1.0 per year through a three-year period ending from any date after which it is measured, adjusted annually as determined by the Company's Compensation Committee of the Board of Directors, and to receive a retirement compensation payment equal to 27.5% of the officer’s average three years' annual salary (as defined).

In addition, the Company has employment agreements with certain other key members of management expiring on various dates. The Company's employment agreements generally provide for certain protections in the event of a change of control. These protections generally include the payment of severance and related benefits under certain circumstances in the event of a change of control.

9.INCOME TAXES

The components of earnings from continuing operations before incomes taxes were:

	Year Ended December 31,
	2014	2013	2012
Earnings/(loss) from continuing operations before income taxes
United States	$(216.6)	$65.9	$(43.8)
Foreign	226.4	173.6	130.5
Earnings before income taxes	$9.8	$239.5	$86.7

Income tax (benefit) expense consists of the following:

	Year Ended December 31,
	2014	2013	2012
Current:
Federal	$(83.8)	$19.5	$(38.1)
State	-	-	-
Foreign	39.4	30.4	20.7
	$(44.4)	$49.9	$(17.4)
Deferred:
Federal	(6.6)	(6.1)	22.7
State	1.6	(1.1)	(0.7)
Foreign	1.5	1.9	2.5
	(3.5)	(5.3)	24.5
Total income tax (benefit)/expense	$(47.9)	$44.6	$7.1

The difference between income tax (benefit) expense and the amount computed by applying the statutory U.S. federal income tax rate (35%) to the pre-tax earnings consists of the following:

	Year Ended December 31,
	2014	2013	2012
Statutory federal income tax expense	$3.4	$83.8	$30.3
U.S. state income taxes	(7.6)	2.3	(1.5)
Foreign tax rate differential	(39.9)	(30.6)	(28.6)
Non-deductible charges/losses and other	8.9	3.0	8.5
Research and development credit	(12.7)	(13.9)	(1.6)
	$(47.9)	$44.6	$7.1

The tax effects of temporary differences and carryforwards that give rise to deferred income tax assets and liabilities consist of the following:

	December 31,
	2014	2013
Deferred tax assets:
Inventory reserves	$11.4	$20.8
Warranty reserves	16.6	14.1
Accrued liabilities	27.9	31.0
Net operating loss carryforward	2.8	24.0
Research and development credit carry forward	34.4	7.3
Alternative minimum tax credit carryforward	5.0	5.0
Other	2.4	10.0
	$100.5	$112.2

Deferred tax liabilities:
Book to tax revenue differences	(4.3)	(13.4)
Intangible assets	(160.9)	(168.4)
Depreciation	(14.9)	(34.4)
Other	(8.7)	-
Software development costs	(0.1)	(0.7)
	(188.9)	(216.9)
Deferred tax liability before valuation allowance	(88.4)	(104.7)
Valuation allowance	(12.9)	(31.1)
Net deferred tax liability	$(101.3)	$(135.8)

The above deferred income tax asset and liability balances for 2013 include discontinued operations. The Company has included $82.6 and $6.2 of income tax receivables in other current assets in the consolidated balance sheets as of December 31, 2014 and 2013.

The Company maintained a valuation allowance of $12.9 as of December 31, 2014 primarily related to state net operating losses and research credits. While the valuation allowance of $31.1 as of December 31, 2013 primarily related to foreign net operating losses.

As of December 31, 2014, the Company had state and foreign net operating loss carryforwards of approximately $33.9 and $7.0, respectively. The U.S. state net operating loss carryforwards begin to expire in 2015. As of December 31, 2014, the Company had federal and U.S. state research and development tax credit carryforwards of $34.4, which expire from 2015 to 2029.

The Company has not provided for any residual U.S. income taxes on the approximately $440 of earnings from its foreign subsidiaries because such earnings are intended to be indefinitely reinvested. It is not practicable to determine the amount of U.S. income and foreign withholding tax payable in the event all such foreign earnings are repatriated.

In 2014, the Company recognized tax deductions of $13.7 related to stock option exercises and restricted share vestings. Pursuant to ASC 718, these deductions are not deemed realized until they reduce taxes payable. During 2014, the Company recorded a credit to additional paid-in capital of $3.5 as these deductions reduced our current year tax liability.

A reconciliation of the beginning and ending amounts of gross uncertain tax positions is presented below:

	2014	2013	2012
Balance, beginning of the period	$47.5	$34.6	$21.7
Additions for current year tax positions	38.1	10.8	10.6
Additions for tax positions of prior years	1.6	2.1	2.3
Impact of Spin-off	(11.2)	--	--
Currency fluctuations	(0.3)	--	--
Balance, end of the period	$75.7	$47.5	$34.6

The difference between the gross uncertain tax position of $75.7 and the liability for unrecognized tax benefits of $73.2 is due to the netting of certain items when calculating the liability for unrecognized tax benefits. This liability, if recognized, would affect the Company’s effective tax rate. It is reasonably possible that the amount of liability for unrecognized tax benefits will change in the next twelve months; however, the Company does not expect the change to have a material impact on the Company’s consolidated financial statements.

With minor exceptions, the Company is currently open to audit by the tax authorities for the eight tax years ending December 31, 2014. There are currently no material income tax audits in progress.

The Company classifies interest and penalties related to income tax as income tax expense. The increase in the Company’s liability for unrecognized tax benefits for interest and penalties was less than $2.0 for the year ended December 31, 2014.

10.EMPLOYEE RETIREMENT PLANS

The Company sponsors and contributes to a qualified, defined contribution savings and investment plan, covering substantially all U.S. employees. The B/E Aerospace, Inc. Savings Plan was established pursuant to Section 401(k) of the Internal Revenue Code. Under the terms of this plan, covered employees may contribute up to 100% of their pay, limited to certain statutory maximum contributions for 2014. Participants are vested in matching contributions immediately and the matching percentage is 100% of the first 3% of employee contributions and 50% on the next 2% of employee contributions. Total expense for the plan was $13.3,  $11.3 and $10.1 for the years ended December 31, 2014, 2013 and 2012. In addition, the Company contributes to the B/E Aerospace, Inc. Hourly Tax-Sheltered Retirement Plan. This plan was established pursuant to Section 401(k) of the Internal Revenue Code and covers certain U.S. union employees. Total expense for the plan was $0.4, $0.3 and $0.3 for the years ended December 31, 2014, 2013 and 2012. The Company also sponsors and contributes to a SERP for certain other employees. The B/E Aerospace, Inc. Deferred Compensation Plan was established pursuant to Section 409A of the Internal Revenue Code. The SERP is an unfunded plan maintained for the purpose of providing deferred compensation for certain employees. This plan allows certain employees to annually elect to defer a portion of their compensation, on a pre-tax basis, until their retirement. The retirement benefit to be provided is based on the amount of compensation deferred. The Company makes cash matching contributions and earnings on deferrals. Compensation expense under this program was $1.8,  $1.7 and $1.6 in 2014, 2013 and 2012, respectively. The Company and its subsidiaries participate in government-sponsored programs in certain foreign countries. The Company funds these plans based on legal requirements, tax considerations, local practices and investment opportunities.

11.STOCKHOLDERS' EQUITY

Earnings Per Share - Basic net earnings per common share is computed using the weighted average of common shares outstanding during the year. Diluted net earnings per common share reflects the potential dilution from assumed conversion of all dilutive securities such as stock options and unvested restricted stock using the treasury stock method. When the effects of the outstanding stock options are anti-dilutive, they are not included in the calculation of diluted earnings per common share. For the years ended December 31, 2014, 2013 and 2012, securities totaling approximately 0.1,  0.1, and 0.3 million shares, respectively, were excluded from the determination of diluted earnings per common share because the effect would have been anti-dilutive.

The following table sets forth the computation of basic and diluted net earnings per share for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014	2013	2012
Numerator: net earnings	$104.3	$365.6	$233.7
Denominator:
Denominator for basic earnings per share - Weighted average shares (in millions)	104.0	103.2	102.2
Effect of dilutive securities - Dilutive securities (in millions)	0.5	0.7	0.7
Denominator for diluted earnings per share - Adjusted weighted average shares (in millions)	104.5	103.9	102.9
Basic net earnings per share:
Net earnings per share from continuing operations	$0.55	$1.89	$0.78
Net earnings per share from discontinued operations	$0.45	$1.65	$1.51
Basic net earnings per share	$1.00	$3.54	$2.29
Diluted net earnings per share:
Net earnings per share from continuing operations	$0.55	$1.88	$0.77
Net earnings per share from discontinued operations	$0.45	$1.64	$1.50
Diluted net earnings per share	$1.00	$3.52	$2.27

Long-Term Incentive Plan - The Company has a Long-Term Incentive Plan under which the Company’s Compensation Committee may grant stock options, stock appreciation rights, restricted stock, restricted stock units or other forms of equity based or equity related awards.

During 2014, 2013 and 2012, the Company granted restricted stock to certain members of the Company’s Board of Directors and management. Restricted stock grants vest over four years and are granted at the discretion of the Compensation Committee of the Board of Directors. Certain awards also vest upon attainment of performance goals. Compensation cost is recorded on a straight-line basis over the vesting term of the shares based on the grant date value using the closing trading price. Share based compensation of $28.1,  $23.0 and $23.4 was recorded during 2014, 2013, and 2012 respectively. Unrecognized compensation cost related to these grants was $59.9,  $53.6, and $50.4 at December 31, 2014, 2013, and 2012, respectively.

The following table summarizes shares of restricted stock that were granted, vested, forfeited and outstanding:

	December 31, 2014			December 31, 2013
			Weighted			Weighted
		Weighted	Average		Weighted	Average
		Average	Remaining		Average	Remaining
	Shares	Grant Date	Vesting Period	Shares	Grant Date	Vesting Period
	(in thousands)	Fair Value	(in years)	(in thousands)	Fair Value	(in years)

Outstanding, beginning of period	1,248	$52.67	2.37	1,646	$37.67	2.52
Shares granted	642	77.91	—	342	83.84	—
Shares vested	(538)	46.46	—	(645)	33.81	—
Shares forfeited	(96)	50.76	—	(95)	37.32	—
Spin-off Make-whole grants	444	—	—	—	—	—
Spin-off Cancellations	(155)	67.42	—	—	—	—
Outstanding, end of period	1,545	49.03	2.65	1,248	52.67	2.37

During the years ended December 31, 2014 and 2013, the Company granted 14,342 and 12,081 units of restricted stock. During the year ended December 31, 2012, the Company did not grant restricted stock units. During the year ended December 31, 2014, no restricted stock units were forfeited. As of December 31, 2014, the weighted average remaining vesting period for the 14,342 outstanding restricted stock units was 2.77 years.

No stock options were granted during the three years ended December 31, 2014 and no related stock compensation was recognized as all options were fully vested as of December 31, 2006. Outstanding stock options at December 31, 2014, 2013 and 2012 totaled approximately 0,  31,500 and 51,000, all of which were exercisable. During the years ended December 31, 2014, 2013 and 2012, 29,750,  19,525 and 45,040 stock options were exercised with an aggregate intrinsic value of $2.0,  $1.1 and $1.7, respectively, determined as of the date of option exercise. The aggregate intrinsic value of outstanding options as of December 31, 2014 was $0.

12.EMPLOYEE STOCK PURCHASE PLAN

The Company has established a qualified Employee Stock Purchase Plan, the terms of which allow for qualified employees (as defined in the Plan) to participate in the purchase of designated shares of the Company's common stock at a price equal to 85% of the closing price on the last business day of each semi-annual stock purchase period. The Company issued approximately 98,000,  101,000 and 136,000 shares of common stock during the years ended December 31, 2014, 2013 and 2012, respectively, pursuant to this plan at a weighted average price per share of $72.51,  $61.96 and $39.44, respectively.  Shares issued during 2014 were purchased prior to the KLX spin-off.

13.SEGMENT REPORTING

The Company is organized based on the products and services it offers. The Company’s reportable segments, which are also its operating segments, are comprised of commercial aircraft and business jet. Each segment regularly reports its results of operations and makes requests for capital expenditures and acquisition funding to the Company’s chief operational decision-making group (“CODM”). This group is comprised of the Executive Chairman of the Board of Directors, the President and Chief Executive Officer

and the Vice President and Chief Financial Officer. Each operating segment has separate management teams and infrastructures dedicated to providing a full range of products and services to their commercial, business jet, military, maintenance, repair and overhaul providers, aircraft leasing and aircraft manufacturing customers. The Company has not included product line information due to the similarity of commercial aircraft segment product offerings. The Company is currently evaluating the appropriate structure and reporting classification of its business segments and reporting units in light of the Company’s spin-off of its consumables management segment and changes in members of CODM and depending on the results of this evaluation our reportable segments and reporting units may change in the future.

The following table presents revenues and other financial information by business segment:

	Year Ended December 31, 2014
	Commercial	Business
	Aircraft	Jet	Consolidated
Revenues	$2,058.9	$540.1	$2,599.0
Operating earnings excluding KLX corporate allocations (1)	356.3	50.0	406.3
KLX corporate allocations			(22.3)
Operating earnings			384.0
Total assets(2)	2,162.0	1,037.9	3,199.9
Goodwill	379.8	479.7	859.5
Capital expenditures(3)
Continuing operations	102.8	28.8	131.6
Discontinued operations			124.0
Total capital expenditures			255.6
Depreciation and amortization(3)
Continuing operations	63.4	17.4	80.8
Discontinued operations			61.5
Total depreciation and amortization			142.3

	Year Ended December 31, 2013
	Commercial	Business
	Aircraft	Jet	Consolidated
Revenues	$1,784.7	$418.6	$2,203.3
Operating earnings excluding KLX corporate allocations (1)	320.3	69.0	389.3
KLX corporate allocations			(26.4)
Operating earnings			362.9
Total assets(2)	2,016.5	466.9	2,483.4
Goodwill	394.6	89.9	484.5
Capital expenditures(3)
Continuing operations	96.5	17.8	114.3
Discontinued operations			40.6
Total capital expenditures			154.9
Depreciation and amortization(3)
Continuing operations	50.4	9.4	59.8
Discontinued operations			29.8
Total depreciation and amortization			89.6

	Year Ended December 31, 2012
	Commercial	Business
	Aircraft	Jet	Consolidated
Revenues	$1,551.2	$363.1	$1,914.3
Operating earnings excluding KLX corporate allocations (1)	271.3	52.0	323.3
KLX corporate allocations			(30.3)
Operating earnings			293.0
Total assets(2)	1,719.1	380.6	2,099.7
Goodwill	388.4	90.0	478.4
Capital expenditures(3)
Continuing operations	92.5	10.3	102.8
Discontinued operations			22.6
Total capital expenditures			125.4
Depreciation and amortization(3)
Continuing operations	42.3	7.7	50.0
Discontinued operations			25.0
Total depreciation and amortization			75.0

(1)

Operating earnings includes an allocation of corporate IT costs, employee benefits and general and administrative costs based on the proportion of each segment’s systems users, number of employees and sales, respectively.

(2)

Corporate assets (including cash and cash equivalents) of $368.3,  $736.8 and $599.4 at December 31, 2014, 2013 and 2012, respectively, have been allocated to the above segments in a manner consistent with our corporate expense allocations.

(3)	Corporate capital expenditures and depreciation and amortization have been allocated to the above segments in a manner consistent with our corporate expense allocations.

As part of the spin-off, we entered into certain agreements with KLX relating to transition services and IT services for a period of approximately 24 months following the distribution. In addition, we entered into an employee matters agreement and a tax sharing and indemnification agreement with KLX in connection with the spin-off.

Sales and cost of sales to KLX subsequent to the spin-off were immaterial to the consolidated financial statements. There were no material balances due to or due from KLX as of December 31, 2014.

Geographic Information

The Company operates principally in three geographic areas, the United States, Europe (primarily the United Kingdom) and emerging markets, such as Asia, Pacific Rim, and the Middle East. There were no significant transfers among geographic areas during these periods.

The following table presents revenues and operating earnings based on the originating location for the years ended December 31, 2014, 2013 and 2012. Additionally, it presents all identifiable assets related to the operations in each geographic area as of December 31, 2014 and 2013:

	Year Ended December 31,
	2014	2013	2012
Revenues:
Domestic	$1,552.8	$1,315.2	$1,195.3
Foreign	1,046.2	888.1	719.0
	$2,599.0	$2,203.3	$1,914.3

Operating earnings:
Domestic	$147.2	$169.0	$186.0
Foreign	236.8	193.9	107.0
	$384.0	$362.9	$293.0

	December 31,
	2014	2013
Identifiable assets:
Domestic	$1,996.3	$4,482.7
Foreign	1,203.6	1,213.5
	$3,199.9	$5,696.2

Revenues by geographic area, based on destination, for the years ended December 31, 2014, 2013, and 2012 were as follows:

	Year Ended December 31,
	2014		2013		2012
		% of		% of		% of
	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues

U.S.	$859.1	33.1%	$788.3	35.8%	$771.7	40.3%
Europe	684.6	26.3%	549.3	24.9%	465.5	24.3%
Asia, Pacific Rim, Middle East and other	1,055.3	40.6%	865.7	39.3%	677.1	35.4%
	$2,599.0	100.0%	$2,203.3	100.0%	$1,914.3	100.0%

Export revenues from the United States to customers in foreign countries amounted to $863.4,  $713.6 and $586.2 in the years ended December 31, 2014, 2013 and 2012, respectively.

14.FAIR VALUE INFORMATION

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

The carrying amounts of cash and cash equivalents (which the Company classifies as Level 1 assets), accounts receivable-trade, and accounts payable represent their respective fair values due to their short-term nature. There was no debt outstanding under either the Revolving Credit Facility as of December 31, 2014 or the 2013 revolving credit facility. During December 2014, the Company redeemed $1,300.0 of its 5.25% Notes due 2022 and $650.0 of its 6.875% Notes due 2020. As of December 31, 2013, the fair value of the Company’s senior notes, based on market prices for publicly-traded debt (which the Company classifies as Level 2 inputs), was $2,058.5. The carrying value of the Term Loan Facility approximates fair value as interest is based upon floating market rates.

The fair value information presented herein is based on pertinent information available to management at December 31, 2014 and 2013, respectively. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since those dates, and current estimates of fair value may differ significantly from the amounts presented herein.

15.SELECTED QUARTERLY DATA  (Unaudited)

Selected unaudited financial data for each quarter of the last two fiscal years is presented in the table below and has been recast to reflect the spin-off of KLX for all periods presented as discontinued operations.

	Year Ended December 31, 2014
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Continuing Operations:
Revenues (1)	$644.7	$662.7	$653.8	$637.8
Cost of sales	382.4	386.9	424.5	389.0
Gross profit	262.3	275.8	229.3	248.8
Net earnings (loss) (2)	109.0	108.6	102.2	(215.5)
Basic net earnings (loss) per share (3)	1.05	1.05	0.98	(2.07)
Diluted net earnings (loss) per share (3)	1.05	1.04	0.98	(2.07)

	Year Ended December 31, 2013
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Continuing Operations:
Revenues (1)	$515.4	$537.6	$570.8	$579.5
Cost of sales	303.7	316.0	332.2	344.1
Gross profit	211.8	221.6	238.6	235.3
Net earnings	89.9	92.4	92.7	90.6
Basic net earnings per share (3)	0.87	0.90	0.90	0.88
Diluted net earnings per share (3)	0.87	0.89	0.89	0.87

(1)	Revenues from continuing operations relate to B/E Aerospace, Inc.
(2)	Fourth quarter 2014 net loss reflects debt prepayment costs of $243.6.
(3)	Net earnings per share are computed individually for each quarter presented. Therefore, the sum of the quarterly net earnings per share may not necessarily equal the total for the year.

SCHEDULE II ‑ VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

(In millions)

	Balance
	At					Balance
	Beginning				Write-	At End
	Of				Offs/	Of
	Period	Expenses	Other	(1)	Disposals	Period
Deducted From Assets:
Allowance for doubtful accounts:
Year ended December 31, 2014	$10.4	$9.6	$(13.0)		$(1.6)	$5.4
Year ended December 31, 2013	12.1	1.3	0.4		(3.4)	10.4
Year ended December 31, 2012	8.2	4.8	1.0		(1.9)	12.1

Reserve for obsolete inventories:
Year ended December 31, 2014	$64.4	$25.1	$(30.3)		$(8.4)	$50.8
Year ended December 31, 2013	63.5	11.2	--		(10.3)	64.4
Year ended December 31, 2012	49.8	20.7	--		(7.0)	63.5

Deferred tax asset valuation allowance:
Year ended December 31, 2014	$31.1	$--	$(18.2)		$--	$12.9
Year ended December 31, 2013	26.5	--	4.6		--	31.1
Year ended December 31, 2012	20.1	--	6.4		--	26.5

(1)	Primarily related to the spin-off of KLX and acquisitions.