Form 10-Q
period 2015-03-31
B/E AEROSPACE INC
filed 2015-04-30
CIK 861361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For The Quarterly Period Ended March 31, 2015

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

The registrant has one class of common stock, $0.01 par value, of which 106,164,492 shares were outstanding as of April 22, 2015.

B/E AEROSPACE, INC.

Form 10-Q for the Quarter Ended March 31, 2015

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

B/E AEROSPACE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS  (UNAUDITED)

(In  Millions, Except Per Share Data)

	March 31,	December 31,
	2015	2014

ASSETS

Current assets:
Cash and cash equivalents	$295.4	$292.5
Accounts receivable – trade, less allowance for doubtful accounts	353.7	289.0
Inventories	970.6	925.2
Deferred income taxes	14.3	17.6
Other current assets	89.0	130.7
Total current assets	1,723.0	1,655.0

Property and equipment, net of accumulated depreciation ($323.1 at March 31, 2015 and $312.0 at December 31, 2014)	399.6	397.7
Goodwill	823.5	859.5
Identifiable intangible assets, net of accumulated amortization	215.4	218.2
Other assets	41.1	39.3
	$3,202.6	$3,169.7

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$298.7	$275.1
Accrued liabilities	488.6	485.0
Current maturities of long-term debt	16.1	16.2
Total current liabilities	803.4	776.3

Long-term debt	2,138.6	2,142.7
Deferred income taxes	115.6	118.9
Other non-current liabilities	120.9	121.7

Commitments, contingencies and off-balance sheet arrangements (Note 8)
Stockholders’ equity:
Preferred stock, $0.01 par value; 1.0 shares authorized;	--	--
no shares outstanding
Common stock, $0.01 par value; 200.0 shares authorized,
106.9 shares issued as of March 31, 2015 and 106.7 shares
issued as of December 31, 2014	1.1	1.1
Additional paid-in capital	(876.9)	(884.6)
Treasury stock: 0.7 shares at March 31, 2015 and 0.7 shares at
December 31, 2014	(29.1)	(28.6)
Retained earnings	1,085.0	1,027.6
Accumulated other comprehensive loss	(156.0)	(105.4)
Total stockholders’ equity	24.1	10.1
	$3,202.6	$3,169.7

See accompanying notes to condensed consolidated financial statements.

B/E AEROSPACE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

AND COMPREHENSIVE INCOME (UNAUDITED)

(In  Millions, Except Per Share Data)

	Three months ended March 31,
	2015	2014

Revenues	$690.0	$644.7
Cost of sales	401.6	383.0
Selling, general and administrative	87.1	80.9
Research, development and engineering	75.6	70.7
Operating earnings	125.7	110.1

Operating earnings, as a percentage
of revenues	18.2%	17.1%

Interest expense	24.3	30.6

Earnings from continuing operations
before income taxes	101.4	79.5
Income tax expense	23.8	16.3

Net earnings from continuing operations	77.6	63.2
Net earnings from discontinued operations	--	45.8
Net earnings	77.6	109.0

Other comprehensive income (loss):
Foreign currency translation adjustment and other	(50.6)	3.9
Comprehensive income	$27.0	$112.9

Basic net earnings per share - Continuing operations	$0.74	$0.61
Basic net earnings per share - Discontinued operations	--	0.44
Basic net earnings per share	$0.74	$1.05

Diluted net earnings per share - Continuing operations	$0.74	$0.61
Diluted net earnings per share - Discontinued operations	--	0.44
Diluted net earnings per share	$0.74	$1.05

Dividends declared per share	$0.19	$--

Weighted average common shares:
Basic	104.5	103.9
Diluted	104.9	104.3

See accompanying notes to condensed consolidated financial statements.

B/E AEROSPACE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In  Millions)

	Three months ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$77.6	$109.0
Adjustments to reconcile net earnings to net cash flows provided by operating activities, net of effects from acquisitions:
Depreciation and amortization	20.4	28.1
Deferred income taxes	2.7	4.1
Non-cash compensation	6.8	6.9
Loss on disposal of property and equipment	0.2	0.3
Tax benefits realized from prior exercises of employee	(1.2)	(2.4)
stock options and restricted stock
Changes in operating assets and liabilities:
Accounts receivable	(75.1)	(68.4)
Inventories	(61.2)	(92.7)
Other current and non-current assets	40.3	(33.8)
Accounts payable and accrued liabilities	26.9	105.2
Net cash provided by operating activities	37.4	56.3

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(25.3)	(56.2)
Acquisitions, net of cash acquired	4.0	(256.4)
Other	(3.8)	--
Net cash used in investing activities	(25.1)	(312.6)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock issued	--	0.1
Purchase of treasury stock	(0.4)	(0.1)
Tax benefits realized from prior exercises of employee	1.2	2.4
stock options and restricted stock
Principal payments on long-term debt	(5.5)	--
Net cash (used in) provided by financing activities	(4.7)	2.4

Effect of foreign exchange rate changes on cash and cash equivalents	(4.7)	0.8

Net increase (decrease) in cash and cash equivalents	2.9	(253.1)
Cash and cash equivalents, beginning of period	292.5	637.8
Cash and cash equivalents, end of period	$295.4	$384.7

Supplemental disclosures of cash flow information:
Cash paid (refunded) during period for:
Interest	$13.8	$0.8
Income taxes	(24.4)	28.4

Supplemental schedule of noncash investing activities:
Accrued property additions	$6.2	$8.2

See accompanying notes to condensed consolidated financial statements.

B/E AEROSPACE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited - In Millions, Except Per Share Data)

Note 1.Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. All adjustments which, in the opinion of management, are considered necessary for a fair presentation of the results of operations for the periods shown are of a normal recurring nature and have been reflected in the condensed consolidated financial statements. The results of operations for the periods presented are not necessarily indicative of the results expected for the full fiscal year or for any future period. The information included in these condensed consolidated financial statements should be read in conjunction with the condensed consolidated financial statements and accompanying notes included in the B/E Aerospace, Inc. (the “Company”) Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts and related disclosures. Actual results could differ from those estimates.

Note 2.Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-03, Simplifying the Presentation of Debt Issuance Costs, which updated the guidance in ASC Topic 835, Interest. The updated guidance is effective retrospectively for annual periods and interim periods within the annual periods beginning after December 15, 2015. Early adoption is permitted, including early adoption in an interim period. The amendment requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The Company adopted ASU 2015-03 effective January 1, 2015 and has presented debt issuance costs of $29.2 and $30.2 as of March 31, 2015 and December 31, 2014, respectively, as a direct deduction from the carrying amounts of its debt liabilities.

In June 2014, the FASB issued ASU 2014-12, Compensation-Stock Compensation, which updated the guidance in ASC Topic 718, Compensation – Stock Compensation. The update is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 F-12 as it relates to awards with performance conditions that affect vesting to account for such awards. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. As indicated in the definition of vest, the stated vesting period (which includes the period in which the performance target could be achieved) may differ from the requisite service period. The guidance permits two implementation approaches, either prospectively to all awards granted or modified after the effective date, or retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The adoption of ASU 2014-12 is not expected to have a material impact on the Company’s consolidated financial statements.

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

In April 2014, FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment, which updated the guidance in ASC Topic 360, Property, Plant and Equipment. The updated guidance is effective prospectively for years beginning on or after December 15, 2014, with early application permitted. The amendments in this update change the requirements for reporting discontinued operations in Subtopic 205-20. Under this updated guidance, a discontinued operation will include a disposal of a major part of an entity’s operations and financial results such as a separate major line of business or a separate major geographical area of operations. The guidance raises the threshold to be a major operation but no longer precludes discontinued operations presentation where there is significant continuing involvement or cash flows with a disposed component of an entity. The guidance expands disclosures to include cash flows where there is significant continuing involvement with a discontinued operation and the pre-tax profit or loss of disposal transactions not reported as discontinued operations. The adoption of ASU 2014-08 did not have a material impact on the Company’s condensed consolidated financial statements.

Note 3.Divestitures and Business Combinations

Spin-off of KLX Inc.

On June 10, 2014, we announced a plan to spin-off our Consumables Management Segment into a separate publicly traded company. To accomplish the spin-off, we formed KLX Inc. (“KLX”). On December 16, 2014 (the “Distribution Date”), we completed the spin-off of KLX by means of the transfer of our Consumables Management Segment to KLX and the subsequent distribution of all the outstanding KLX common stock to our stockholders. We retained our commercial aircraft and business jet segments. On the Distribution Date, each of our stockholders of record received one share of KLX common stock for every two shares of our common stock held as of the record date. The distribution was structured to be tax free to our U.S. stockholders for U.S. federal income tax purposes.

The divested KLX is presented as a discontinued operation on the condensed consolidated statements of earnings and comprehensive income for all periods presented. The cash flows of KLX are included within our condensed consolidated statement of cash flows for the three months ended March 31, 2014.

In connection with the spin-off, we entered into certain agreements with KLX relating to transition services and information technology (“IT”) services for a period of approximately 24 months following the distribution. In addition, we entered into an employee matters agreement and a tax sharing and indemnification agreement with KLX in connection with the spin-off.

During the three months ended March 31, 2014, KLX generated revenues of $366.6, earnings before income taxes of $72.9, and net earnings of $45.8, which have been presented as net earnings from discontinued operations in the accompanying condensed consolidated statements of earnings for the three month period ended March 31, 2014. The results of the KLX discontinued operation exclude certain corporate and group allocations which were historically allocated to our consumables management business. These costs include primarily corporate overhead and information systems.

Acquisitions

During the second quarter of 2014, the Company acquired the outstanding shares of the Emteq, Inc. group of companies, a domestic provider of aircraft interior and exterior lighting systems, as well as aircraft cabin management and power systems for a purchase price of $253.2, net of cash acquired. The Company also acquired the outstanding shares of the F+E Fischer + Entwicklungen GmbH & Co. KG group of companies, a leading Europe-based manufacturer of seating products for civilian helicopters for a purchase price of $211.7, net of cash acquired. The Company also acquired the outstanding shares of Wessex Advanced Switching Products Ltd. (“WASP”), which is engaged in the production of lighting, control units and switches and is based in Europe, for a purchase price of $63.0, net of cash acquired. These acquisitions are included in the business jet segment and collectively referred to as the “2014 Acquisitions.”

For the 2014 Acquisitions, based on our preliminary purchase price allocation, the excess of the purchase price over the fair value of the identifiable assets acquired approximated $514.0, of which $107.8 was allocated to identified intangible assets, consisting of customer contracts and relationships, developed technologies, trademarks and patents and covenants not to compete, and $406.2 is included in goodwill. The useful life assigned to the customer contracts and relationships and developed technologies is 20 years, the useful life assigned to trademarks and patents is 15 years, and the covenants not to compete are being amortized over their contractual periods of three to five years.

The 2014 Acquisitions were accounted for as purchases under FASB ASC 805, Business Combinations (“ASC 805”). The assets purchased and liabilities assumed for the 2014 Acquisitions have been reflected in the accompanying condensed consolidated balance sheets as of March 31, 2015 and December 31, 2014, and the results of operations for the 2014 Acquisitions are included in the accompanying condensed consolidated statements of earnings from their respective dates of acquisition.

The valuation of certain assets, principally intangible assets, is not yet complete, and as such, the Company has not yet finalized its allocation of the purchase prices for the 2014 Acquisitions except for WASP.

The following table summarizes the current estimates of fair values of assets acquired and liabilities assumed in the 2014 Acquisitions in accordance with ASC 805, which are currently recorded based on management’s estimates as follows:

	Domestic	Foreign
Accounts receivable-trade	$12.5	$12.1
Inventories	13.2	7.9
Other current and non-current assets	0.9	1.2
Property and equipment	6.5	7.1
Goodwill	194.3	211.9
Identified intangibles	46.8	61.0
Accounts payable	(4.2)	(3.6)
Other current and non-current liabilities	(16.8)	(22.9)
Total purchase price	$253.2	$274.7

The majority of the goodwill and intangible assets related to the 2014 Acquisitions are not expected to be deductible for tax purposes.

Consolidated unaudited pro forma revenues, net earnings, and diluted net earnings per share from continuing operations for the three month period ended March 31, 2014 were $684.8, $65.5 and $0.63, respectively, giving effect to the 2014 Acquisitions as if they had occurred on January 1, 2013.

Note 4.Inventories

Inventories are stated at the lower of cost or market. Cost is determined using FIFO or the weighted average cost method. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs. In accordance with industry practice, costs in inventory include amounts relating to long-term contracts with long production cycles, some of which are not expected to be realized within one year. Work-in-process inventories include costs and estimated earnings in excess of billings on uncompleted contracts of $122.9 and $127.9 and capitalized development costs on long-term seller furnished equipment contracts of $343.4 and $320.6 as of March 31, 2015 and December 31, 2014, respectively. Inventories consist of the following:

	March 31, 2015	December 31, 2014
Purchased materials and component parts	$277.2	$258.3
Work-in-process	636.3	605.9
Finished goods	57.1	61.0
	$970.6	$925.2

Note 5.Goodwill and Intangible Assets

The table below sets forth the intangible assets by major asset class, all of which were acquired through business purchase transactions:

		March 31, 2015
	Useful			Net
	Life	Original	Accumulated	Book
	(Years)	Cost	Amortization	Value
Customer contracts and relationships	8-30	$99.8	$14.0	$85.8
Acquired technologies and other	5-34	166.7	77.1	89.6
Trademarks and patents	3-20	28.0	16.8	11.2
Covenants not to compete	4-5	9.5	1.9	7.6
Trade names	15	23.4	2.2	21.2
		$327.4	$112.0	$215.4

Amortization expense associated with identifiable intangible assets within continuing operations was approximately $4.3 and $2.9 for the three months ended March 31, 2015 and 2014, respectively. The Company currently expects to recognize amortization expense of approximately $16 in each of the next five fiscal years. The future amortization amounts are estimates. Actual future amortization expense may be different due to future acquisitions, impairments, changes in amortization periods or other factors such as changes in exchange rates for assets acquired outside the United States. The Company expenses costs to renew or extend the term of a recognized intangible asset. Goodwill decreased $36.0 during the three months ended March 31, 2015, primarily due to foreign currency translations and $9.7 due to adjustments in our preliminary estimate of goodwill associated with acquisitions completed in 2014.

Note 6.Long-Term Debt

In connection with the KLX spin-off, the Company entered into a credit agreement dated as of December 16, 2014 (the “Credit Agreement”) governing its senior secured bank credit facilities, consisting of (a) a five-year, $600.0 revolving credit facility (the “Revolving Credit Facility”) and (b) a seven-year, $2,200.0 term loan facility (the “Term Loan Facility”).  Borrowings under the Revolving Credit Facility bear interest at an annual rate equal to the London interbank offered rate (“LIBOR”) plus 200 basis points or ABR (as defined therein) plus 100 basis points. There were no amounts outstanding under the Revolving Credit Facility as of March 31, 2015 or December 31, 2014.  Borrowings under the Term Loan Facility bear interest at an annual rate equal to LIBOR plus 325 basis points (LIBOR shall not be less than 75 basis points per annum) or ABR (as defined therein) plus 225 basis points (4.0% at March 31, 2015).

Outstanding long-term debt as of March 31, 2015 was $2,172.5, which consists of an amount outstanding of $2,194.5 under the Term Loan Facility, of which $22.0 was current. In addition, the Company has a $600.0 Revolving Credit Facility of which there were no amounts outstanding as of March 31, 2015. On a net basis, after taking into consideration the unamortized original issue discount and debt issue costs for both the Term Loan Facility and Revolving Credit Facility, total long-term debt was $2,138.6, consisting of total debt of $2,154.7 of which $16.1 was current.

In connection with the KLX spin-off, during December 2014, the Company redeemed $1,300.0 of its 5.25% Notes due 2022 and $650.0 of its 6.875% Notes due 2020. The Company incurred a loss on debt extinguishment of $243.6 related to unamortized debt issue costs and fees and expenses related to the repurchase of its 5.25% and 6.875% Notes during December 2014.

Letters of credit outstanding under the Revolving Credit Facility aggregated $8.4 at March 31, 2015 ($7.7 at December 31, 2014).

The Revolving Credit Facility contains an interest coverage ratio financial covenant (as defined therein) that must be maintained at a level greater than 3.0 to 1 and a total leverage ratio covenant (as defined therein) which limits gross debt to a 5.25 to 1 multiple of EBITDA (as defined therein). The Credit Agreement is collateralized by substantially all of the Company’s assets and contains customary affirmative covenants, negative covenants, restrictions on the payment of dividends and the repurchase of our stock, and conditions precedent for borrowings, all of which were met as of March 31, 2015.

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

The carrying amounts of cash and cash equivalents (which the Company classifies as Level 1 assets), accounts receivable – trade and accounts payable represent their respective fair values due to their short- term nature. There was no debt outstanding under the Revolving Credit Facility as of March 31, 2015 or December 31, 2014.  The carrying value of the Term Loan Facility approximates fair value due to the recent debt refinancing (which the Company classifies as Level 2).

The fair value information presented herein is based on pertinent information available to management at March 31, 2015 and December 31, 2014, respectively. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these condensed consolidated financial statements since those dates, and current estimates of fair value may differ significantly from the amounts presented herein.

Note 8.Commitments, Contingencies and Off-Balance Sheet Arrangements

Lease Commitments – The Company finances its use of certain facilities and equipment under committed lease arrangements provided by various institutions. Since the terms of these arrangements meet the accounting definition of operating lease arrangements, the aggregate sum of future minimum lease payments is not reflected on the condensed consolidated balance sheets. At March 31, 2015, future minimum lease payments under these arrangements approximated $198.0, the majority of which related to long-term real estate leases.

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

Note 9.Accounting for Stock-Based Compensation

The Company has a Long-Term Incentive Plan (“LTIP”) under which the Company’s Compensation Committee has the authority to grant stock options, stock appreciation rights, restricted stock, restricted stock units or other forms of equity-based or equity-related awards.

Compensation cost generally is recognized on a straight-line basis over the vesting period of the shares. Share-based compensation of $6.3 and $6.4 was recognized during the three months ended March 31, 2015 and 2014, respectively, related to the equity grants made pursuant to the LTIP. Unrecognized compensation expense related to equity grants, including the estimated impact of any future forfeitures, was $69.8 at March 31, 2015.

The Company has established a qualified Employee Stock Purchase Plan which allows qualified employees (as defined therein) to purchase shares of the Company’s common stock at a price equal to 85% of the closing price at the end of each semi-annual stock purchase period. Compensation cost for this plan was not material to any of the periods presented.

Note 10.Segment Reporting

The Company is organized based on the products and services it offers. The Company’s reportable segments, which are also its operating segments, are comprised of commercial aircraft and business jet. Each segment regularly reports its results of operations and makes requests for capital expenditures and acquisition funding to the Company’s chief operational decision-making group (“CODM”). This group is comprised of the Executive Chairman of the Board of Directors, the President and Chief Executive Officer and the Vice President and Chief Financial Officer. Each operating segment has separate management teams and infrastructures dedicated to providing a full range of products and services to their commercial, business jet, military, maintenance, repair and overhaul providers, aircraft leasing and aircraft manufacturing customers. The Company has not included product line information due to the similarity of commercial aircraft segment product offerings. The Company is currently evaluating the appropriate structure and reporting classification of its business segments and reporting units in light of the Company’s spin-off of KLX and changes in the members of the CODM and depending on the results of this evaluation our reportable segments and reporting units may change in the future.

The following table presents revenues and operating earnings by reportable segment:

	Three months ended
	March 31,
	2015	2014
Revenues:
Commercial aircraft	$526.1	$523.5
Business jet	163.9	121.2
	$690.0	$644.7

Operating earnings(1)
Commercial aircraft	$98.4	$93.1
Business jet	27.3	21.1
	125.7	114.2
Corporate allocations related to discontinued operations	-	(4.1)
Operating earnings	125.7	110.1

Interest expense	24.3	30.6
Earnings from continuing operations
before income taxes	$101.4	$79.5

(1)	Operating earnings are presented before certain allocations of overhead and corporate IT costs.

The following table presents capital expenditures(1) by reportable segment:

	Three months ended
	March 31,
	2015	2014

Commercial aircraft	$23.2	$26.4
Business jet	2.1	6.2
Discontinued operations	-	23.6
	$25.3	$56.2

(1)	Corporate capital expenditures have been allocated to the above segments in a manner consistent with our corporate expense allocations.

The following table presents goodwill by reportable segment:

	March 31,	December 31,
	2015	2014

Commercial aircraft	$372.0	$379.8
Business jet	451.5	479.7
	$823.5	$859.5

The following table presents total assets(1) by reportable segment:

	March 31,	December 31,
	2015	2014
Commercial aircraft	$2,178.1	$2,139.3
Business jet	1,024.5	1,030.4
	$3,202.6	$3,169.7

(1)

Corporate assets (including cash and cash equivalents) of $292.6 and $338.1 at March 31, 2015 and December 31, 2014, respectively, have been allocated to the above segments in a manner consistent with our corporate expense allocations.

Note 11.Net Earnings Per Common Share

Basic net earnings per common share is computed using the weighted average common shares outstanding during the period. Diluted net earnings per common share is computed by using the weighted average common shares outstanding including the dilutive effect of stock options, shares issued under the Employee Stock Purchase Plan and restricted shares based on an average share price during the period. For the three months ended March 31, 2015 and 2014, approximately 0.7 and 0.0 shares of the Company’s common stock, respectively, were excluded from the determination of diluted earnings per common share because their effect would have been anti-dilutive.

The computations of basic and diluted earnings per share for the three months ended March 31, 2015 and 2014, respectively, are as follows:

	Three months ended
	March 31,
	2015	2014
Net earnings	$77.6	$109.0

Basic weighted average common shares	104.5	103.9
Effect of restricted shares issued	0.4	0.4
Diluted weighted average common shares	104.9	104.3

Basic net earnings per share:
Continuing operations	$0.74	$0.61
Discontinued operations	--	0.44
Basic net earnings per share	$0.74	$1.05

Diluted net earnings per share:
Continuing operations	$0.74	$0.61
Discontinued operations	--	0.44
Diluted net earnings per share	$0.74	$1.05

Note 12.Accounting for Uncertainty in Income Taxes

In accordance with FASB ASC 740, Income Taxes (“ASC 740”), the Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. As of March 31, 2015 and December 31, 2014, the Company had $73.1 and $73.2, respectively, of net unrecognized tax benefits. This liability, if recognized, would affect the Company’s effective tax rate. The Company is currently open to audit by the tax authorities for the eight tax years ended December 31, 2014.  There are currently no material income tax audits in progress.

The Company classifies interest and penalties related to income tax as income tax expense. The amount included in the Company’s liability for unrecognized tax benefits for interest and penalties was less than $2.0 as of March 31, 2015 and December 31, 2014.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In Millions, Except Per Share Data)

OVERVIEW

The following discussion and analysis addresses the results of our operations for the three months ended March 31, 2015, as compared to our results of operations for the three months ended March 31, 2014. In addition, the discussion and analysis addresses our liquidity, financial condition and other matters for these periods.

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

On June 10, 2014, we announced a plan to spin-off our Consumables Management Segment into a separate publicly traded company. To accomplish the spin-off, we formed a new company, KLX Inc. (“KLX”). On December 16, 2014 (the “Distribution Date”), we completed the spin-off of KLX by means of the transfer of our Consumables Management Segment to KLX and the subsequent distribution to our stockholders of all of the outstanding shares of KLX common stock. The historical operating results of the Consumables Management Segment prior to the spin-off are excluded from net earnings from continuing operations and are presented as net earnings from discontinued operations in our condensed consolidated statements of earnings and comprehensive income. Discontinued operations include the results of KLX’s business except for certain corporate overhead costs and certain costs associated with transition services that will be provided by us to KLX.  Discontinued operations also include other costs incurred by us to spin-off KLX.  The cash flows of KLX are included in our condensed consolidated statement of cash flows for the three month period ended March 31, 2014.

We conduct our operations through strategic business units that have been aggregated under two reportable segments: commercial aircraft and business jet.

Revenues by reportable segment for the three months ended March 31, 2015 and March 31, 2014, respectively, were as follows:

	Three months ended March 31,
	2015		2014
		% of		% of
	Revenues	Revenues	Revenues	Revenues
Commercial aircraft	$526.1	76.2%	$523.5	81.2%
Business jet	163.9	23.8%	121.2	18.8%
Total revenues	$690.0	100.0%	$644.7	100.0%

Revenues by geographic segment (based on destination) for the three months ended March 31, 2015 and March 31, 2014, respectively, were as follows:

	Three months ended March 31,
	2015		2014
		% of		% of
	Revenues	Revenues	Revenues	Revenues
United States	$230.1	33.4%	$229.0	35.5%
Europe	215.4	31.2%	160.6	24.9%
Asia, Pacific Rim,
Middle East and Other	244.5	35.4%	255.1	39.6%
Total revenues	$690.0	100.0%	$644.7	100.0%

Revenues by domestic and foreign operations for the three months ended March 31, 2015 and March 31, 2014, respectively, were as follows:

	Three months ended March 31,
	2015		2014
		% of		% of
	Revenues	Revenues	Revenues	Revenues
Domestic	$403.5	58.5%	$382.8	59.4%
Foreign	286.5	41.5%	261.9	40.6%
Total revenues	$690.0	100.0%	$644.7	100.0%

New product development is a strategic initiative for us. Our customers regularly request that we engage in new product development and enhancement activities. We believe these activities protect and enhance our leadership position. We believe our investments in research and development over the past several years have been a driving force behind our ongoing market share gains and the growth of our record backlog. Research, development and engineering spending was approximately 11.0% of revenues during the first quarter of 2015. We expect research and development expenditures to decrease as a percentage of revenues over the next several years.

We also believe in providing our businesses with the tools required to remain competitive. In that regard, we have invested, and will continue to invest, in property and equipment that enhance our productivity. Taking into consideration recent program awards to deliver multi-year programs for various Boeing and Airbus aircraft, our targeted capacity utilization levels, recent acquisitions and current industry conditions, we expect that our capital expenditures will be approximately $100 during 2015.

February year-to-date global traffic increased a strong 5.3%, in-line with 5.3% capacity growth, resulting in continued high global load factors and yields. The global airline industry continues to demonstrate the discipline to grow capacity no faster than demand, and the favorable resulting load factors and yields have enabled the airlines to grow profitability through both higher air fares and ancillary fees. According to the International Air Transport Association (“IATA”), 2014 aggregate airline profits were approximately $20 billion, up almost 90% versus 2013. 2014 was the fifth successive year of solid profitability for the global airline industry. For 2015, IATA is forecasting strong global passenger traffic growth, and record global airline profits of approximately $25 billion, up 25% over 2014.

The aerospace cycle is being driven by continued growth in global passenger travel, attendant increases in capacity, and the aforementioned unprecedented period of profitability for the global airline industry. In addition to robust industry conditions, our prior investments in product development and innovation are resulting in steady market share gains. Our leverage to wide-body aircraft, and our total backlog of $8.1 billion are additional specific growth drivers which differentiate our Company. Given the aforementioned robust industry and market conditions, and company specific growth drivers, the outlook for our Company is favorable.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2015, COMPARED TO THREE MONTHS ENDED MARCH 31, 2014

(In Millions, Except Backlog and Per Share Data)

First quarter 2015 revenues of $690.0 increased 7.0%, as compared with the prior year period.  Revenue growth was driven by higher volumes of seating new equipment, aftermarket sales and super first class products as well as the benefit of the 2014 Acquisitions and was partially offset by a revenue decline from our Russian customers which were severely impacted by geopolitical and macroeconomic forces. In addition, demand from defense customers was weak. Excluding sales to Russian and defense related end markets and adjusting for negative impact from currency, revenues increased 10.1%.

Cost of sales for the current period was $401.6 or 58.2% of revenues, as compared with cost of sales of $383.0, or 59.4% of revenues in the prior year period. Gross margins increased 120 basis points due to favorable seating product mix and stronger aftermarket revenues.

Engineering, research and development (“ER&D”) expense for the first quarter of 2015 was $75.6, or 11.0% of revenues, as compared with $70.7 or 11.0% of revenues in the same period in 2014.  The $4.9 increase in spending is primarily due to increased investment in developing additional new, highly innovative bespoke product offerings.

Selling, general and administrative (“SG&A”) expense for the first quarter of 2015 was $87.1, or 12.6% of revenues, as compared with SG&A of $80.9, or 12.5% of revenues in the same period in 2014. SG&A was higher due to incremental SG&A expenses associated with the 2014 Acquisitions, as well as higher marketing expenses.

First quarter 2015 operating earnings were $125.7, an increase of 14.2%, and operating margin was 18.2%, an increase of 110 basis points.

Interest expense in the current period of $24.3 decreased by $6.3 compared to the prior year.

First quarter 2015 earnings before income taxes were $101.4, an increase of $21.9 as compared with the prior year period.

Our effective tax rate for the first quarter of 2015 is approximately 23.5%.

First quarter 2015 net earnings and net earnings per diluted share from continuing operations were $77.6 and $0.74 per share, increases of 22.8% and 21.3%, respectively, as compared with the prior year period.

Bookings during the first quarter of 2015 were approximately $855 million, an increase of 12% as compared to the prior year period. Booked backlog at March 31, 2015 was approximately $3.1 billion and total backlog, both booked and awarded but unbooked, was approximately $8.1 billion.

SEGMENT RESULTS

The following is a tabular summary and commentary of revenues and operating earnings by segment for the three months ended March 31, 2015 and 2014:

	REVENUES
	Three months ended
	March 31,		Percent
	2015	2014	Change
Commercial aircraft	$526.1	$523.5	0.5%
Business jet	163.9	121.2	35.2%
Total revenues	$690.0	$644.7	7.0%

	OPERATING EARNINGS
	Three months ended
	March 31,		Percent
	2015	2014	Change
Commercial aircraft	$98.4	$93.1	5.7%
Business jet	27.3	21.1	29.4%
KLX corporate allocations	--	(4.1)	--
Total operating earnings	$125.7	$110.1	14.2%

First quarter 2015 commercial aircraft segment revenues of $526.1 increased 0.5% due to higher volumes of seating new equipment and aftermarket shipments and were negatively impacted by a significant decline in sales to Russian and defense end markets. Revenue growth, exclusive of the aforementioned factors and adjusted for negative impact from currency, was 2.9%. Operating earnings of $98.4 increased 5.7%, and operating margin of 18.7% increased 90 basis points, as compared to the prior year period, as a result of favorable product mix including higher aftermarket revenues and lower research, development and engineering expense as a percentage of revenues.

First quarter 2015 business jet segment (“BJS”) revenues of $163.9 increased 35.2%. Revenue growth was driven by higher sales of super first class products and acquisitions. BJS revenues, excluding the impact of the 2014 Acquisitions, increased 8.9%.  Operating earnings increased 29.4% to $27.3, and operating margin of 16.7% reflecting increased investment in developing additional new, highly innovative bespoke product offerings.

LIQUIDITY AND CAPITAL RESOURCES

Current Financial Condition

As of March 31, 2015, our net debt-to-net capital ratio was 98.7%. Net debt was $1,859.3, which represented total debt of $2,154.7, less cash and cash equivalents of $295.4. At March 31, 2015, net capital (total debt plus total stockholders’ equity less cash and cash equivalents) was $1,883.4.

In connection with the KLX spin-off, the Company entered into its Credit Agreement, dated as of December 16, 2014 (the “Credit Agreement”) consisting of (a) a five-year, $600.0 revolving credit facility (the “Revolving Credit Facility”) and (b) a seven-year, $2,200.0 term loan facility (the “Term Loan Facility”). At March 31, 2015 and December 31, 2014 there were no amounts outstanding under the Revolving Credit Facility. The Revolving Credit Facility matures in December 2019 unless terminated earlier. Outstanding long-term debt as of March 31, 2015 was $2,172.5, which consists of an amount outstanding of $2,194.5 under the Term Loan Facility, of which $22.0 was current.  On a net basis, after taking into consideration the unamortized original issue discount and debt issue costs for both the Term Loan Facility and Revolving Credit Facility, total long-term debt was $2,138.6, consisting of total debt of $2,154.7 of which $16.1 was current.

Cash on hand at March 31, 2015 increased by $2.9 as compared with cash on hand at December 31, 2014 primarily as a result of cash flows from operating activities of $37.4 less capital expenditures of $25.3. The substantial majority of our cash is held within the United States, and all of our foreign cash may be brought back into the United States in a tax efficient manner. Our liquidity requirements consist of working capital needs, ongoing capital expenditures, dividends and payments of interest and principal on our indebtedness. Our primary requirements for working capital are directly related to the level of our operations.

Working capital as of March 31, 2015 was $919.6, an increase of $40.9 as compared with working capital at December 31, 2014. As of March 31, 2015, total current assets increased by $68.0 and total current liabilities increased by $27.1. Total current assets increased primarily as a result of a $64.7 increase in accounts receivable and a $45.4 increase in inventories to support future revenue growth. The increase in total current liabilities was primarily due to a $23.6 increase in accounts payable.

Cash Flows

As of March 31, 2015, our cash and cash equivalents were $295.4 as compared to $292.5 at December 31, 2014. Cash generated from operating activities was $37.4 for the three months ended March 31, 2015, as compared to $56.3 in the same period in the prior year, primarily due to the spin-off of KLX. The primary sources of cash from operations during the three months ended March 31, 2015 were net earnings of $77.6, adjusted for depreciation and amortization of $20.4 and non-cash compensation of $6.8. Offsetting these sources of cash were an increase in accounts receivable of $75.1 associated with higher shipments as compared to the fourth quarter of 2014, and a $61.2 increase in inventories to support our record backlog.

Capital Spending

Our capital expenditures were $25.3 and $56.2 during the three months ended March 31, 2015 and 2014, respectively. Capital expenditures from continuing operations were $25.3 during the three months ended March 31, 2015 compared to $32.6 during the same period in 2014. We expect capital expenditures of approximately $100 during 2015. These capital expenditures are needed to support our record total backlog of approximately $8.1 billion ($3.1 billion booked and $5.0 billion awarded but unbooked). Our capital spending also takes into consideration our targeted capacity utilization levels and current industry conditions. We have, in the past, generally funded our capital expenditures with cash from operations and funds available to us under revolving bank credit facilities. We expect to fund future capital expenditures from cash on hand, from operations and from funds available to us under the Revolving Credit Facility.

Outstanding Debt and Other Financing Arrangements

Outstanding long-term debt as of March 31, 2015 was $2,172.5, which consists of an amount outstanding of $2,194.5 under the Term Loan Facility, of which $22.0 was current.  In addition, the Company has a $600.0 Revolving Credit Facility of which there were no amounts outstanding as of March 31, 2015. On a net basis, after taking into consideration the unamortized original issue discount and debt issue costs for both the Term Loan Facility and Revolving Credit Facility, total long-term debt was $2,138.6, consisting of total debt of $2,154.7 of which $16.1 was current.

The Credit Agreement provides an option to request additional incremental revolving credit borrowing capacity and incremental term loans, in each case upon the satisfaction of certain customary terms and conditions.

Our obligations under the Credit Agreement are secured by liens on substantially all of our domestic assets, including a pledge of a portion of the capital stock of certain foreign subsidiaries owned directly. Amounts borrowed and outstanding under the Term Loan Facility will, in certain circumstances, be required to be prepaid with the proceeds from certain asset sales, subject to certain thresholds and reinvestment rights. The Term Loan Facility amortizes at 1% of the initial funded principal amount annually, with the balance due for repayment at final maturity in December 2021. Unless terminated earlier or extended, the Revolving Credit Facility will mature in December 2019.

The Revolving Credit Facility contains an interest coverage ratio financial covenant (as defined therein) that must be maintained at a level greater than 3.0 to 1 and a total leverage ratio covenant (as defined therein) which limits gross debt to a 5.25 to 1 multiple of EBITDA (as defined therein). The Credit Agreement contains customary affirmative covenants, negative covenants, restrictions on the payment of dividends and the repurchase of our stock and conditions precedent for borrowing. We were in compliance with all of the covenants, restrictions and conditions precedent in the Credit Agreement as of March 31, 2015.

Contractual Obligations

The following table reflects our contractual obligations and commercial commitments as of March 31, 2015. Commercial commitments include lines of credit, guarantees and other potential cash outflows resulting from a contingent event that requires performance by us or our subsidiaries pursuant to a funding commitment.

Contractual Obligations	2015	2016	2017	2018	2019	Thereafter	Total
Long-term debt and other non-current liabilities (1)	$16.1	$14.1	$17.4	$17.0	$17.0	$2,120.9	$2,202.5
Operating leases	20.9	25.7	24.4	21.9	18.2	86.9	198.0
Purchase obligations (2)	12.4	2.9	1.0	-	-	-	16.3
Future interest payments on outstanding debt (3)	67.4	89.1	88.2	87.3	86.4	167.9	586.3
Total	$116.8	$131.8	$131.0	$126.2	$121.6	$2,375.7	$3,003.1

Commercial Commitments
Letters of credit	$8.4	--	--	--		--	$8.4

(1)

Our liability for unrecognized tax benefits of $73.1 at March 31, 2015 has been omitted from the above table because we cannot determine with certainty when this liability will be settled. It is reasonably possible that the amount of liability for unrecognized tax benefits will change in the next twelve months; however, we do not expect the change to have a significant impact on our condensed consolidated financial statements.

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

(3)

Interest payments include interest payments due on the Term Loan Facility based on minimum principal payments and using LIBOR as in effect at March 31, 2015 which was 0.75%. Actual interest payments on the Term Loan Facility and, to the extent we draw under it, the Revolving Credit Facility, will  fluctuate based on LIBOR or ABR pursuant to their terms.

We believe that our cash flows, together with cash on hand and the availability under the Revolving Credit Facility, provide us with the ability to fund our operations, make planned capital expenditures,  make scheduled debt service payments and fund dividends for at least the next twelve months. However, such cash flows are dependent upon our future operating performance, which, in turn, is subject to prevailing economic conditions and to financial, business and other factors, including the conditions of our markets, some of which are beyond our control. If, in the future, we cannot generate sufficient cash from operations to meet our debt service obligations or fund dividends, we will need to refinance such debt obligations, obtain additional financing or sell assets. We cannot assure you that our business will generate cash from operations or that we will be able to obtain financing from other sources sufficient to satisfy our debt service, dividends or other requirements.

Off-Balance Sheet Arrangements

Lease Arrangements

We finance our use of certain equipment under committed lease arrangements provided by various financial institutions. Since the terms of these arrangements meet the accounting definition of operating lease arrangements, the aggregate sum of future minimum lease payments is not reflected in our condensed consolidated balance sheets. Our aggregate future minimum lease payments under these arrangements total approximately $198.0 at March 31, 2015.

Indemnities, Commitments and Guarantees

During the normal course of business, we have made certain indemnities, commitments and guarantees under which we may be required to make payments in relation to certain transactions. These indemnities include non-infringement of patents and intellectual property indemnities to our customers in connection with the design, manufacture, sale and delivery of our products, indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease, and indemnities to other parties to certain acquisition agreements. The duration of these indemnities, commitments and guarantees varies, and in certain cases, is indefinite. We believe that many of our indemnities, commitments and guarantees provide for limitations on the maximum potential future payments we could be obligated to make. However, we are unable to estimate the maximum amount of liability related to our indemnities, commitments and guarantees because such liabilities are contingent upon the occurrence of events which are not reasonably determinable. Management believes that any liability for these indemnities, commitments and guarantees would not be material to our condensed consolidated financial statements.

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

Critical Accounting Policies

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. We believe that our critical accounting policies are limited to those described in the Critical Accounting Policies section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual

Report on Form 10-K for the fiscal year ended December 31, 2014. There have been no changes to our critical accounting policies since December 31, 2014.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, (the “Exchange Act”). Forward-looking statements can be identified by the use of words such as “believe,” “expect,” “expectations,” “plans,” “strategy,” “prospects,” “estimate,” “project,” “target,” “anticipate,” “will,” “should,” “see,” “guidance,” “confident” and other words of similar meaning in connection with a discussion of future operating or financial performance. Forward-looking statements include, but are not limited to, all statements that do not relate solely to historical or current facts, including statements regarding acquisitions, the expected benefits derived from acquisitions, implementation and expected benefits of lean manufacturing and continuous improvement plans, our dealings with customers and partners, the consolidation of facilities, reduction of our workforce, integration of acquired businesses, ongoing capital expenditures, our ability to grow our business, the impact of the large number of grounded aircraft on demand for our products and our underlying assets, the adequacy of funds to meet our capital requirements, the ability to refinance our indebtedness, if necessary, the reduction of debt, the potential impact of new accounting pronouncements, the impact on our business of the decreases in passenger traffic and the size of the airline fleet, and our capital allocation policy and ability to declare and pay dividends. Such forward-looking statements include risks and uncertainties and our actual experience and results may differ materially from the experience and results anticipated in such statements. Factors that might cause such a difference include those discussed in our filings with the SEC, under the heading "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 as well as future events that may have the effect of reducing our available operating income and cash balances, such as unexpected operating losses, the impact of rising fuel prices on our airline customers, outbreaks in national or international hostilities, terrorist attacks, prolonged health and environmental issues which reduce air travel demand, delays in, or unexpected costs associated with, the integration of our acquired businesses, conditions in the airline industry, conditions in the business jet industry, regulatory developments, litigation costs, problems meeting customer delivery requirements, our success in winning new or expected refurbishment contracts from customers, capital expenditures, increased leverage, possible future acquisitions, facility closures, product transition costs, labor disputes involving us, our significant customers, our significant customers’ suppliers or airframe manufacturers, the impact of a prolonged global recession, the possibility of a write-down of intangible assets, delays or inefficiencies in the introduction of new products, fluctuations in currency exchange rates or our inability to properly manage our rapid growth.

Except as required under the federal securities laws and rules and regulations of the SEC, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented herein. These statements should be considered only after carefully reading the risk factors and the other information in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 and this entire Quarterly Report on Form 10-Q.

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

From time to time, we and our foreign subsidiaries may enter into foreign currency exchange contracts to manage risk on transactions conducted in foreign currencies. At March 31, 2015, we had no outstanding forward currency exchange contracts. In addition, we have not entered into any other derivative financial instruments.

Interest Rates – As of March 31, 2015, we had $2.2 billion of adjustable rate debt outstanding. We do not engage in transactions intended to hedge our exposure to changes in interest rates. If adjustable interest rates were to increase or decrease by 10%, we estimate annual interest expense would increase or decrease by approximately $8.8.

As of March 31, 2015, we maintained a portfolio of cash and securities consisting mainly of taxable, interest-bearing deposits with weighted average maturities of less than three months. If short-term interest rates were to increase or decrease by 10%, we estimate interest income would increase or decrease by less than $0.1.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Executive Chairman of the Board of Directors, President and Chief Executive Officer and Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer and Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act), as of March 31, 2015. Based upon that evaluation, the President and Chief Executive Officer and Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the first quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit 31 - Rule 13a-14(a)/15d-14(a) Certifications

31.1Certification of President and Chief Executive Officer

31.2Certification of Vice President and Chief Financial Officer

Exhibit 32 - Section 1350 Certifications

32.1Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2Certification of Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

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

B/E AEROSPACE, INC.

Date: April 30, 2015	By:	/s/ Werner Lieberherr
Werner Lieberherr
President and
Chief Executive Officer

Date: April 30, 2015	By:	/s/ Joseph T. Lower
Joseph T. Lower
Vice President and Chief Financial Officer