Form 10-Q
period 2015-06-30
B/E AEROSPACE INC
filed 2015-07-31
CIK 861361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For The Quarterly Period Ended June 30, 2015

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

The registrant has one class of common stock, $0.01 par value, of which 106,225,815 shares were outstanding as of July 24, 2015.

B/E AEROSPACE, INC.

Form 10-Q for the Quarter Ended June 30, 2015

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

B/E AEROSPACE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS  (UNAUDITED)

(In  Millions, Except Per Share Data)

	June 30,	December 31,
	2015	2014

ASSETS

Current assets:
Cash and cash equivalents	$326.3	$292.5
Accounts receivable – trade, less allowance for doubtful accounts	378.8	288.3
Inventories	1,026.2	924.3
Deferred income taxes	13.0	19.2
Other current assets	63.3	131.3
Total current assets	1,807.6	1,655.6

Property and equipment, net of accumulated depreciation ($337.9 at June 30, 2015 and $312.0 at December 31, 2014)	408.7	397.6
Goodwill	823.5	840.4
Identifiable intangible assets, net of accumulated amortization	241.3	250.7
Other assets	51.4	47.8
	$3,332.5	$3,192.1

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$296.2	$275.0
Accrued liabilities	512.2	491.2
Current maturities of long-term debt	17.3	17.4
Total current liabilities	825.7	783.6

Long-term debt	2,138.7	2,147.3
Deferred income taxes	123.6	129.4
Other non-current liabilities	122.4	121.7

Commitments, contingencies and off-balance sheet arrangements (Note 8)
Stockholders’ equity:
Preferred stock, $0.01 par value; 1.0 shares authorized; no shares outstanding	--	--
Common stock, $0.01 par value; 200.0 shares authorized, 107.0 shares issued as of June 30, 2015 and 106.7 shares issued as of December 31, 2014	1.1	1.1
Additional paid-in capital	(864.9)	(884.6)
Treasury stock: 0.7 shares at June 30, 2015 and 0.7 shares at December 31, 2014	(29.1)	(28.6)
Retained earnings	1,143.7	1,027.6
Accumulated other comprehensive loss	(128.7)	(105.4)
Total stockholders’ equity	122.1	10.1
	$3,332.5	$3,192.1

See accompanying notes to condensed consolidated financial statements.

B/E AEROSPACE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

AND COMPREHENSIVE INCOME (UNAUDITED)

(In  Millions, Except Per Share Data)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014

Revenues	$700.6	$662.8	$1,390.6	$1,307.4
Cost of sales	420.1	387.2	821.7	770.1
Selling, general and administrative	86.2	93.0	173.3	173.9
Research, development and engineering	67.0	71.0	142.6	141.7
Operating earnings	127.3	111.6	253.0	221.7

Operating earnings, as a percentage
of revenues	18.2%	16.8%	18.2%	17.0%

Interest expense	24.1	31.7	48.4	62.3

Earnings from continuing operations
before income taxes	103.2	79.9	204.6	159.4
Income tax expense	24.3	17.6	48.1	33.9

Net earnings from continuing operations	78.9	62.3	156.5	125.5
Net earnings from discontinued operations, net of income taxes	-	46.3	-	92.1
Net earnings	78.9	108.6	156.5	217.6

Other comprehensive income (loss):
Foreign currency translation adjustment and other	27.3	5.4	(23.3)	9.3
Comprehensive income	$106.2	$114.0	$133.2	$226.9

Basic net earnings per share - Continuing operations	$0.76	$0.60	$1.50	$1.21
Basic net earnings per share - Discontinued operations	-	0.45	-	0.88
Basic net earnings per share	$0.76	$1.05	$1.50	$2.09

Diluted net earnings per share - Continuing operations	$0.75	$0.60	$1.49	$1.20
Diluted net earnings per share - Discontinued operations	-	0.44	-	0.88
Diluted net earnings per share	$0.75	$1.04	$1.49	$2.08

Dividends declared per share	$0.19	$-	$0.38	$-

Weighted average common shares:
Basic	104.5	103.9	104.5	103.9
Diluted	105.0	104.5	105.0	104.4

See accompanying notes to condensed consolidated financial statements.

B/E AEROSPACE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In Millions)

	Six months ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$156.5	$217.6
Adjustments to reconcile net earnings to net cash flows provided by operating activities, net of effects from acquisitions:
Depreciation and amortization	41.3	63.0
Deferred income taxes	5.5	7.3
Non-cash compensation	14.3	14.2
Provision for doubtful accounts	0.2	0.6
Loss on disposal of property and equipment	0.2	0.1
Tax benefits realized from prior exercises of employee
stock options and restricted stock	(2.4)	(4.8)
Changes in operating assets and liabilities:
Accounts receivable	(95.6)	(128.1)
Inventories	(107.1)	(158.6)
Other current and non-current assets	62.3	(30.3)
Accounts payable and accrued liabilities	34.7	86.7
Net cash provided by operating activities	109.9	67.7

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(48.0)	(122.7)
Acquisitions, net of cash acquired	4.3	(1,042.7)
Other	(5.1)	-
Net cash used in investing activities	(48.8)	(1,165.4)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock issued	3.1	3.7
Purchase of treasury stock	(0.4)	(0.1)
Tax benefits realized from prior exercises of employee
stock options and restricted stock	2.4	4.8
Borrowings on line of credit	-	668.0
Debt origination costs	-	(1.9)
Principal payments on long-term debt	(11.0)	--
Dividends	(19.9)	--
Net cash (used in) provided by financing activities	(25.8)	674.5

Effect of foreign exchange rate changes on cash and cash equivalents	(1.5)	1.9

Net increase (decrease) in cash and cash equivalents	33.8	(421.3)
Cash and cash equivalents, beginning of period	292.5	637.8
Cash and cash equivalents, end of period	$326.3	$216.5

Supplemental disclosures of cash flow information:
Cash paid (refunded) during period for:
Interest	$37.4	$57.5
Income taxes	(30.0)	93.7

Supplemental schedule of noncash investing activities:
Accrued property additions	$5.5	$9.4
Contingent Consideration	-	102.0

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

Note 2.Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), which updated the guidance in Accounting Standards Codification (“ASC”) Topic 835, Interest. The updated guidance is effective retrospectively for annual periods and interim periods within the annual periods beginning after December 15, 2015. Early adoption is permitted, including early adoption in an interim period. The amendment requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The Company adopted ASU 2015-03 effective January 1, 2015 and has presented debt issuance costs of $22.8 and $24.4 as of June 30, 2015 and December 31, 2014, respectively, as a direct deduction from the carrying amounts of its debt liabilities. These amounts were previously recorded in other assets.

In June 2014, the FASB issued ASU 2014-12, Compensation-Stock Compensation (“ASU 2014-12”), which updated the guidance in ASC Topic 718, Compensation – Stock Compensation (“ASC Topic 718”). The update is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in ASC Topic 718 F-12 as it relates to awards with performance conditions that affect vesting to account for such awards. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. As indicated in the definition of vest, the stated vesting period (which includes the period in which the performance target could be achieved) may differ from the requisite service period. The guidance permits two implementation approaches, either prospectively to all awards granted or modified after the effective date, or retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The adoption of ASU 2014-12 is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which updated the guidance in ASC Topic 606, Revenue Recognition. The amendments in this update are effective for annual reporting periods beginning after December 15, 2017. Early adoption is permitted as of one year prior to the current effective date. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should identify the contract(s) with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract and recognize revenue when (or as) the entity satisfies a performance obligation. The guidance permits two implementation approaches, one requiring retrospective application of the new standard with restatement of prior years and one requiring prospective application of the new standard with disclosure of results under old standards. The Company is currently evaluating the impact this guidance will have on its consolidated financial condition, results of operations, cash flows and disclosures and is currently unable to estimate the impact of adopting this guidance.

In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (ASC Topic 205) and Property, Plant and Equipment (“ASU 2014-08”), which updated the guidance in ASC Topic 360, Property, Plant and Equipment. The updated guidance is effective prospectively for years beginning on or after December 15, 2014, with early application permitted. The amendments in this update change the requirements for reporting discontinued operations in ASC Subtopic 205-20, Presentation of Financial Statements-Discontinued Operations. Under this updated guidance, a discontinued operation will include a disposal of a major part of an entity’s operations and financial results such as a separate major line of business or a separate major geographical area of operations. The guidance raises the threshold to be a major operation but no longer precludes discontinued operations presentation where there is significant continuing involvement or cash flows with a disposed component of an entity. The guidance expands disclosures to include cash flows where there is significant continuing involvement with a discontinued operation and the pre-tax profit or loss of disposal transactions not reported as discontinued operations. The adoption of ASU 2014-08 did not have a material impact on the Company’s condensed consolidated financial statements.

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

The divested KLX is presented as a discontinued operation on the condensed consolidated statements of earnings and comprehensive income for all periods presented. The cash flows of KLX are included within our condensed consolidated statement of cash flows for the six months ended June 30, 2014.

In connection with the spin-off, we entered into certain agreements with KLX relating to transition services and information technology (“IT”) services for a period of approximately 24 months following the distribution. In addition, we entered into an employee matters agreement and a tax sharing and indemnification agreement with KLX in connection with the spin-off.

During the three and six month periods ended June 30, 2014, KLX generated revenues of $426.7 and $793.3, earnings before income taxes of $73.7 and $146.6, and net earnings of $46.3 and $92.1, respectively, which have been presented as net earnings from discontinued operations in the accompanying condensed consolidated statements of earnings and comprehensive income for the three and six month periods ended June 30, 2014. The results of the KLX discontinued operation exclude certain corporate and group allocations which were historically allocated to our Consumables Management Segment. These costs include primarily corporate overhead and information systems.

Acquisitions

During the second quarter of 2014, the Company acquired the outstanding shares of the Emteq, Inc. group of companies (“EMTEQ”), a domestic provider of aircraft interior and exterior lighting systems, as well as aircraft cabin management and power systems for a purchase price of $253.2, net of cash acquired. The Company also acquired the outstanding shares of the F+E Fischer + Entwicklungen GmbH & Co. KG group of companies (“Fischer”), a leading Europe-based manufacturer of seating products for civilian helicopters for a purchase price of $211.7, net of cash acquired. The Company also acquired the outstanding shares of Wessex Advanced Switching Products Ltd. (“WASP”), which is engaged in the production of lighting, control units and switches and is based in Europe, for a purchase price of $63.0, net of cash acquired. These acquisitions are included in the business jet segment and collectively referred to as the “2014 Acquisitions.”

For the 2014 Acquisitions, based on our purchase price allocation, the excess of the purchase price over the fair value of the identifiable assets acquired approximated $530.5, of which $137.0 was allocated to identified intangible assets, consisting of customer contracts and relationships, developed technologies, trade names and covenants not to compete, and $393.5 is included in goodwill. The useful life assigned to the customer contracts and relationships and developed technologies is 20 years, the useful life assigned to trade names is five to 20 years, and the covenants not to compete are being amortized over their contractual periods of three to five years.

The 2014 Acquisitions were accounted for as purchases under ASC Topic 805, Business Combinations (“ASC Topic 805”). The assets purchased and liabilities assumed for the 2014 Acquisitions have been reflected in the accompanying condensed consolidated balance sheets as of June 30, 2015 and December 31, 2014, and the results of operations for the 2014 Acquisitions are included in the accompanying condensed consolidated statements of earnings from their respective dates of acquisition.

The Company completed its evaluation and allocation of the purchase price for the EMTEQ and Fischer acquisitions during the six months ended June 30, 2015. The Company completed its evaluation and allocation of the purchase price for the WASP acquisition during the three months ended March 31, 2015. The Company recorded measurement period adjustments to previous purchase accounting estimates for the 2014 Acquisitions, which were primarily related to the finalization of the valuation of intangible assets. The adjustments primarily consisted of an increase in identifiable intangible assets and deferred income tax liability of $32.5 and $10.5, respectively, and a decrease in goodwill of $19.1. These adjustments were applied retrospectively to the acquisition date. Accordingly, the Company's consolidated balance sheet as of December 31, 2014 has been adjusted to reflect the effects of the measurement period adjustments. There was no material impact of the measurement period adjustments on the retrospective period statement of earnings and comprehensive income.

The following table summarizes the fair values of assets acquired and liabilities assumed in the 2014 Acquisitions in accordance with ASC Topic 805, which are recorded based on management’s estimates as follows:

	Domestic	Foreign
Accounts receivable-trade	$12.5	$12.0
Inventories	12.3	7.9
Other current and non-current assets	2.5	1.2
Property and equipment	6.5	7.1
Goodwill	194.0	199.5
Identified intangibles	45.7	91.3
Accounts payable	(4.2)	(3.6)
Other current and non-current liabilities	(16.1)	(40.7)
Total purchase price	$253.2	$274.7

The majority of the goodwill and intangible assets related to the 2014 Acquisitions are not expected to be deductible for tax purposes.

Consolidated unaudited pro forma revenues, net earnings, and diluted net earnings per share from continuing operations for the three and six month periods ended June 30, 2014, giving effect to the 2014 Acquisitions as if they had occurred on January 1, 2013 were $691.6,  $64.9, and $0.62, and $1,376.4,  $130.4 and $1.25, respectively.

Note 4.Inventories

Inventories are stated at the lower of cost or market. Cost is determined using FIFO or the weighted average cost method. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs. In accordance with industry practice, costs in inventory include amounts relating to long-term contracts with long production cycles, some of which are not expected to be realized within one year. Work-in-process inventories include costs and estimated earnings in excess of billings on uncompleted contracts of $115.6 and $127.9 and capitalized development costs on long-term seller furnished equipment contracts of $381.6 and $320.6 as of June 30, 2015 and December 31, 2014, respectively. Inventories consist of the following:

	June 30,	December 31,
	2015	2014
Purchased materials and component parts	$303.3	$257.4
Work-in-process	677.5	605.9
Finished goods	45.4	61.0
	$1,026.2	$924.3

Note 5.Goodwill and Intangible Assets

The table below sets forth the intangible assets by major asset class, all of which were acquired through business purchase transactions:

		June 30, 2015
	Useful			Net
	Life	Original	Accumulated	Book
	(Years)	Cost	Amortization	Value
Customer contracts and relationships	8-30	$131.7	$17.1	$114.6
Acquired technologies and other	5-34	167.3	78.9	88.4
Trademarks and patents	3-20	27.7	17.1	10.6
Covenants not to compete	4-5	2.0	0.5	1.5
Trade names	5-20	29.3	3.1	26.2
		$358.0	$116.7	$241.3

Amortization expense associated with identifiable intangible assets within continuing operations was approximately $4.2 and $3.0 for the three month periods ended June 30, 2015 and 2014, respectively, and $8.5 and $5.9 for the six month periods ended June 30, 2015 and 2014, respectively. The Company currently expects to recognize amortization expense of approximately $17 in each of the next five fiscal years.  The future amortization amounts are estimates. Actual future amortization expense may be different due to future acquisitions, impairments, changes in amortization periods or other factors such as changes in exchange rates for assets acquired outside the United States. The Company expenses costs to renew or extend the term of a recognized intangible asset. Goodwill decreased $16.9 during the six months ended June 30, 2015 due to foreign currency translations.

Note 6.Long-Term Debt

In connection with the KLX spin-off, the Company entered into a credit agreement dated as of December 16, 2014 (as amended, the “Credit Agreement”) governing its senior secured bank credit facilities, consisting of (a) a five-year, $600.0 revolving credit facility (the “Revolving Credit Facility”) and (b) a seven-year, $2,200.0 term loan facility (the “Term Loan Facility”).  Borrowings under the Revolving Credit Facility bear interest at an annual rate equal to the London interbank offered rate (“LIBOR”) plus 200 basis points or ABR (as defined therein) plus 100 basis points. There were no amounts outstanding under the Revolving Credit Facility as of June 30, 2015 or December 31, 2014.  Borrowings under the Term Loan Facility bear interest at an annual rate equal to LIBOR plus 325 basis points (LIBOR shall not be less than 75 basis points per annum) or ABR (as defined therein) plus 225 basis points  (4.0% at June 30, 2015).

Outstanding long-term debt as of June 30, 2015 consisted of $2,189.0 outstanding under the Term Loan Facility, of which $22.0 was current. In addition, the Company has a $600.0 Revolving Credit Facility of which there were no amounts outstanding as of June 30, 2015. On a net basis, after taking into consideration unamortized original issue discount and debt issue costs for the Term Loan Facility, net long-term debt was $2,156.0, consisting of $2,138.7 of long-term debt and $17.3 of current maturities of long-term debt.

In connection with the KLX spin-off, during December 2014, the Company redeemed $1,300.0 of its 5.25% Notes due 2022 and $650.0 of its 6.875% Notes due 2020. The Company incurred a loss on debt extinguishment of $243.6 related to unamortized debt issue costs and fees and expenses related to the repurchase of its 5.25% and 6.875% Notes during December 2014.

Letters of credit outstanding under the Revolving Credit Facility aggregated $8.5 at June 30, 2015 ($7.7 at December 31, 2014).

The Revolving Credit Facility contains an interest coverage ratio financial covenant (as defined therein) that must be maintained at a level greater than 3.0 to 1 and a total leverage ratio covenant (as defined therein) which limits gross debt to a 5.25 to 1 multiple of EBITDA (as defined therein). The Credit Agreement is collateralized by substantially all of the Company’s assets and contains customary affirmative covenants, negative covenants, restrictions on the payment of dividends and the repurchase of our stock, and conditions precedent for borrowings, all of which were met as of June 30, 2015.

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

The carrying amounts of cash and cash equivalents (which the Company classifies as Level 1 assets), accounts receivable – trade and accounts payable represent their respective fair values due to their short- term nature. There was no debt outstanding under the Revolving Credit Facility as of June 30, 2015 or December 31, 2014. The carrying value of the Term Loan Facility approximates fair value due to the recent debt refinancing (which the Company classifies as Level 2).

The fair value information presented herein is based on pertinent information available to management at June 30, 2015 and December 31, 2014, respectively.

Note 8.Commitments, Contingencies and Off-Balance Sheet Arrangements

Lease Commitments – The Company finances its use of certain facilities and equipment under committed lease arrangements provided by various institutions. Since the terms of these arrangements meet the accounting definition of operating lease arrangements, the aggregate sum of future minimum lease payments is not reflected on the condensed consolidated balance sheets. At June 30, 2015, future minimum lease payments under these arrangements approximated $192.6, the majority of which related to long-term real estate leases.

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

Compensation cost generally is recognized on a straight-line basis over the vesting period of the shares. Share-based compensation of $7.2 and $13.5, and $7.0 and $13.4  was recognized during the three and six month periods ended June 30, 2015 and 2014, respectively, related to the equity grants made pursuant to the LTIP. Unrecognized compensation expense related to equity grants, including the estimated impact of any future forfeitures, was $60.6 at June 30, 2015.

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

The following table presents revenues and operating earnings by reportable segment:

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenues:
Commercial aircraft	$539.3	$541.1	$1,065.4	$1,064.5
Business jet	161.3	121.7	325.2	242.9
	$700.6	$662.8	$1,390.6	$1,307.4

Operating earnings(1)
Commercial aircraft	$99.7	$98.3	$198.1	$191.4
Business jet	27.6	15.9	54.9	37.0
	127.3	114.2	253.0	228.4
Corporate allocations related to discontinued operations	-	(2.6)	-	(6.7)
Operating earnings	127.3	111.6	253.0	221.7

Interest expense	24.1	31.7	48.4	62.3
Earnings from continuing operations
before income taxes	$103.2	$79.9	$204.6	$159.4

(1)

Operating earnings includes an allocation of corporate IT costs, employee benefits and general and administrative costs based on the proportion of each segment’s systems users, number of employees and sales, respectively.

The following table presents capital expenditures(1) by reportable segment:

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014

Commercial aircraft	$13.3	$21.2	$36.5	$47.6
Business jet	9.4	7.9	11.5	14.1
Discontinued operations	-	37.4	-	61.0
	$22.7	$66.5	$48.0	$122.7

(1)	Corporate capital expenditures have been allocated to the above segments in a manner consistent with our corporate expense allocations.

The following table presents goodwill by reportable segment:

	June 30,	December 31,
	2015	2014

Commercial aircraft	$375.1	$379.8
Business jet	448.4	460.6
	$823.5	$840.4

The following table presents total assets(1) by reportable segment:

	June 30,	December 31,
	2015	2014

Commercial aircraft	$2,212.6	$2,112.4
Business jet	1,119.9	1,079.7
	$3,332.5	$3,192.1

(1)

Corporate assets (including cash and cash equivalents) of $521.4 and $566.8 at June 30, 2015 and December 31, 2014, respectively, have been allocated to the above segments in a manner consistent with our corporate expense allocations.

Note 11.    Net Earnings Per Common Share

Basic net earnings per common share is computed using the weighted average common shares outstanding during the period. Diluted net earnings per common share is computed by using the weighted average common shares outstanding including the dilutive effect of shares issued under the Employee Stock Purchase Plan and restricted shares based on an average share price during the period. For the three month periods ended June 30, 2015 and 2014, approximately 0.4 and 0.0 shares and for the six month periods ended June 30, 2015 and 2014, approximately 0.6 and 0.0 shares of the Company’s common stock, respectively, were excluded from the determination of diluted earnings per common share because their effect would have been anti-dilutive.

The computations of basic and diluted earnings per share for the three and six month periods ended June 30, 2015 and 2014, respectively, are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014

Net earnings	$78.9	$108.6	$156.5	$217.6

Basic weighted average common shares	104.5	103.9	104.5	103.9
Effect of employee stock purchase plan shares	-	0.1	-	0.1
Effect of restricted shares issued	0.5	0.5	0.5	0.4
Diluted weighted average common shares	105.0	104.5	105.0	104.4

Basic net earnings per share:
Continuing operations	$0.76	$0.60	$1.50	$1.21
Discontinued operations	-	0.45	-	0.88
Basic net earnings per share	$0.76	$1.05	$1.50	$2.09

Diluted net earnings per share:
Continuing operations	$0.75	$0.60	$1.49	$1.20
Discontinued operations	-	0.44	-	0.88
Diluted net earnings per share	$0.75	$1.04	$1.49	$2.08

Note 12.  Accounting for Uncertainty in Income Taxes

In accordance with ASC Topic 740, Income Taxes, the Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. As of June 30, 2015 and December 31, 2014, the Company had $74.2 and $73.2, respectively, of net unrecognized tax benefits. This liability, if recognized, would affect the Company’s effective tax rate. The Company is currently open to audit by the tax authorities for the eight tax years ended December 31, 2014. There are currently no material income tax audits in progress.

The Company classifies interest and penalties related to income tax as income tax expense. The amount included in the Company’s liability for unrecognized tax benefits for interest and penalties was less than $2.0 as of June 30, 2015 and December 31, 2014.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In Millions, Except Per Share Data)

OVERVIEW

The following discussion and analysis addresses the results of our operations for the three and six month periods ended June 30, 2015, as compared to our results of operations for the three and six month periods ended June 30, 2014. In addition, the discussion and analysis addresses our liquidity, financial condition and other matters for these periods.

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

We provide comprehensive aircraft cabin interior reconfiguration, program management and certification services. We also offer helicopter seating to industrial, military and commercial customers.  In addition, we also design, engineer and manufacture customized fully integrated thermal and power management solutions for participants in the defense industry, aerospace original equipment manufacturers and the airlines.

On June 10, 2014, we announced a plan to spin-off our Consumables Management Segment into a separate publicly traded company. To accomplish the spin-off, we formed a new company, KLX Inc. (“KLX”). On December 16, 2014, we completed the spin-off of KLX by means of the transfer of our Consumables Management Segment to KLX and the subsequent distribution to our stockholders of all of the outstanding shares of KLX common stock. The historical operating results of the Consumables Management Segment prior to the spin-off are excluded from net earnings from continuing operations and are presented as net earnings from discontinued operations in our condensed consolidated statements of earnings and comprehensive income. Discontinued operations include the results of KLX’s business except for certain corporate and group allocations which were historically allocated to KLX.  Discontinued operations also include other costs incurred by us to spin-off KLX. The cash flows of KLX are included in our condensed consolidated statement of cash flows for the six month period ended June 30, 2014.

We conduct our operations through strategic business units that are presented under two reportable segments: commercial aircraft and business jet.

Revenues by reportable segment for the three and six month periods ended June 30, 2015 and June 30, 2014, respectively, were as follows:

	Three months ended June 30,				Six months ended June 30,
	2015		2014		2015		2014
		% of		% of		% of		% of
	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues
Commercial aircraft	$539.3	77.0%	$541.1	81.6%	$1,065.4	76.6%	$1,064.5	81.4%
Business jet	161.3	23.0%	121.7	18.4%	325.2	23.4%	242.9	18.6%
Total revenues	$700.6	100.0%	$662.8	100.0%	$1,390.6	100.0%	$1,307.4	100.0%

Revenues by geographic segment (based on destination) for the three and six month periods ended June 30, 2015 and June 30, 2014, respectively, were as follows:

	Three months ended June 30,				Six months ended June 30,
	2015		2014		2015		2014
		% of		% of		% of		% of
	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues
U.S.	$243.4	34.7%	$193.6	29.2%	$473.4	34.0%	$422.6	32.3%
Europe	184.1	26.3%	183.3	27.7%	399.5	28.7%	343.8	26.3%
Asia, Pacific Rim, Middle East and Other	273.1	39.0%	285.9	43.1%	517.7	37.3%	541.0	41.4%
Total revenues	$700.6	100.0%	$662.8	100.0%	$1,390.6	100.0%	$1,307.4	100.0%

Revenues by domestic and foreign operations for the three and six month periods ended June 30, 2015 and June 30, 2014, respectively, were as follows:

	Three months ended June 30,				Six months ended June 30,
	2015		2014		2015		2014
		% of		% of		% of		% of
	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues
Domestic	$408.6	58.3%	$394.0	59.4%	$812.2	58.4%	$776.8	59.4%
Foreign	292.0	41.7%	268.8	40.6%	578.4	41.6%	530.6	40.6%
Total revenues	$700.6	100.0%	$662.8	100.0%	$1,390.6	100.0%	$1,307.4	100.0%

New product development is a strategic initiative for us. Our customers regularly request that we engage in new product development and enhancement activities. We believe these activities protect and enhance our leadership position. We believe our investments in research and development over the past several years have been a driving force behind our ongoing market share gains and the growth of our record backlog. Research, development and engineering spending was approximately 9.6% of revenues during the second quarter of 2015. We expect research and development expenditures to be approximately 10% of revenues over the next several years.

We also believe in providing our businesses with the tools required to remain competitive. In that regard, we have invested, and will continue to invest, in property and equipment that enhance our productivity. Taking into consideration recent awards to deliver multi-year programs for various Boeing and Airbus aircraft, our targeted capacity utilization levels, recent acquisitions and current industry conditions, we expect that our capital expenditures will be approximately $100 during 2015.

The current market environment continues to be strong. According to the International Air Transport Association (“IATA”), global traffic grew a very strong 6.9% in the month of May and capacity was up 6.5%.

Year-to-date traffic has increased a strong 6.3%, while year-to-date capacity growth has grown a healthy 5.9%, resulting in continued high global load factors.

The global airline industry continues to demonstrate the discipline to grow capacity at a rate no faster than demand, and the favorable resulting load factors and yields have enabled the airlines to achieve record sustained profitability. The IATA is forecasting strong global passenger traffic growth of 6.7% for 2015. As a result, IATA is forecasting that 2015 will be a record year for global airline profits.  Global airline profits are expected to be in excess of $29 billion, an increase of approximately $4 billion from IATA’s earlier forecast, and up more than 75% over 2014, which was recently adjusted down to $16.4 billion. The IATA is forecasting 2015 to be the sixth successive year of solid profitability for the global airline industry.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2015, COMPARED TO THREE MONTHS ENDED JUNE 30, 2014

(In Millions, Except Backlog and Per Share Data)

	REVENUES
	Three months ended
	June 30,		Percent
	2015	2014	Change
Commercial aircraft	$539.3	$541.1	-0.3%
Business jet	161.3	121.7	32.5%
Total revenues	$700.6	$662.8	5.7%

Second quarter 2015 revenues of $700.6 increased 5.7%, as compared with the prior year period (revenues increased 6.5% after adjusting for unfavorable Euro exchange rates).  In addition, revenues from the Company’s Russian customers were negatively impacted by the economic sanctions and the collapse in global oil and gas prices. Excluding sales to Russian customers and adjusting for the negative impact from currency, revenues increased 7.8%. Spares revenues, which increased at a double-digit rate in the first quarter of 2015, grew at a more tepid 3.3% rate in the second quarter.

Cost of sales for the current period was $420.1 or 60.0% of revenues, as compared with cost of sales of $387.2, or 58.4% of revenues in the prior year period. Gross margins decreased 160 basis points due to a change in product mix at our commercial aircraft segment (“CAS”), which was somewhat offset by slightly higher gross margins at our business jet segment (“BJS”).

Engineering, research and development (“ER&D”) expense for the second quarter of 2015 was $67.0, or 9.6% of revenues, as compared with $71.0 or 10.7% of revenues in the same period in 2014. The $4.0 decrease in spending is primarily due to lower engineering and development costs for seating products and food and beverage preparation and storage equipment products. We expect that ER&D expense will approximate 10% of revenues for the full year 2015.

Selling, general and administrative (“SG&A”) expense for the second quarter of 2015 was $86.2, or 12.3% of revenues, as compared with SG&A of $93.0, or 14.0% of revenues in the same period in 2014. SG&A was lower due to cost saving initiatives, offset by incremental SG&A expenses primarily associated with the 2014 Acquisitions.

Second quarter 2015 operating earnings were $127.3, an increase of 14.1%, and operating margin was 18.2%, an increase of 140 basis points, each as compared to the same period in 2014.

Interest expense in the current period of $24.1 decreased by $7.6 as compared with the prior year period primarily as the result of lower effective borrowing rates associated with the current credit facilities.

Second quarter 2015 earnings from continuing operations before income taxes were $103.2, an increase of $23.3, or 29.2%, as compared with the prior year period.

Income tax expense for the three months ended June 30, 2015 of $24.3, or 23.5% of earnings before income taxes, increased by $6.7 as compared with the prior year period income tax expense of $17.6, which represented a 22% effective tax rate.

Second quarter 2015 net earnings from continuing operations and net earnings per diluted share from continuing operations were $78.9 and $0.75 per share, increases of 26.6% and 25.0%, respectively, as compared with the prior year period.

Bookings during the second quarter of 2015 were approximately $760 million, an increase of 18% as compared to the prior year period. Booked backlog at June 30, 2015 was approximately $3.2 billion and total backlog, both booked and awarded but unbooked, was approximately $8.2 billion.

SEGMENT RESULTS

The following is a tabular summary and commentary of revenues and operating earnings by segment for the three month periods ended June 30, 2015 and 2014:

	OPERATING EARNINGS
	Three months ended
	June 30,		Percent
	2015	2014	Change
Commercial aircraft	$99.7	$98.3	1.4%
Business jet	27.6	15.9	73.6%
KLX corporate allocations	-	(2.6)	--
Total operating earnings	$127.3	$111.6	14.1%

Second quarter 2015 CAS revenues of $539.3 were essentially flat as compared with the prior year period and were up 0.6% on a constant currency basis. Revenues in the quarter were also negatively impacted by a decline in sales to Russian customers. Excluding sales to Russian customers and adjusting for the negative impact from currency, revenues increased 2.1% as compared with the prior year period. Operating earnings of $99.7 increased 1.4%, and operating margin of 18.5% increased 30 basis points, each as compared to the prior year period.

Second quarter 2015 BJS revenues of $161.3 increased 32.5%, as compared with the prior year period. Revenue growth was driven by higher sales of super first class and lighting products, as well as the 2014 Acquisitions. BJS revenues excluding the impact of the 2014 Acquisitions increased 14.3%. Operating earnings increased 73.6% to $27.6, and operating margin of 17.1% increased 400 basis points, each as compared with the prior year period.

SIX MONTHS ENDED JUNE 30, 2015,

AS COMPARED TO SIX MONTHS ENDED JUNE 30, 2014

	REVENUES
	Six months ended
	June 30,		Percent
	2015	2014	Change
Commercial aircraft	$1,065.4	$1,064.5	0.1%
Business jet	325.2	242.9	33.9%
Total revenues	$1,390.6	$1,307.4	6.4%

For the six months ended June 30, 2015, revenues of $1,390.6 increased 6.4%, as compared with the prior year period (revenues increased 7.1% adjusting for unfavorable Euro exchange rates). Excluding sales to Russian customers and adjusting for the negative impact from currency, revenues increased 8.5%.

Cost of sales for the current six month period was $821.7, or 59.1% of revenues, as compared with cost of sales of $770.1, or 58.9% of revenues in the prior year period. Gross margins decreased 20 basis points due to a change in product mix at CAS, which was somewhat offset by higher gross margins at BJS.

ER&D expense for the first six months of 2015 was $142.6, or 10.3% of revenues, as compared with $141.7, or 10.8% of revenues,  in the same period in 2014. The 50 basis point decrease in ER&D was due to lower ER&D expense at CAS in the second quarter. We expect that ER&D expense will approximate 10% of revenues for the full year 2015.

SG&A for the first six months of 2015 was $173.3, or 12.5% of revenues, as compared with SG&A of $173.9, or 13.3% of revenues, in the same period in 2014. SG&A was slightly lower due to cost saving initiatives, offset by incremental SG&A expenses primarily associated with the 2014 Acquisitions.

For the six months ended June 30, 2015, operating earnings of $253.0, increased 14.1% and operating margin of 18.2% expanded 120 basis points, each as compared to the prior year period.

Interest expense in the first half of 2015 of $48.4 decreased by $13.9 as compared with the prior year period primarily as the result of lower effective borrowing rates associated with the current credit facilities.

Earnings from continuing operations before income taxes in the current six month period of $204.6 increased by $45.2, or 28.4%, as compared with the prior year period.

Income tax expense for the six months ended June 30, 2015 of $48.1 or 23.5% of earnings before income taxes, increased by $14.2 as compared with the prior year period income tax expense of $33.9, which represented a 21.3% effective tax rate.

Net earnings from continuing operations for the first half of 2015 of $156.5 and net earnings from continuing operations per diluted share of $1.49 increased $31.0 and $0.29, or 24.7% and 24.2%, respectively, as compared with the same period of the prior year for the reasons described above.

Bookings for the six months ended June 30, 2015 were approximately $1.6 billion, representing a book-to-bill ratio of approximately 1.2 to 1.

Segment Results

The following is a summary of operating earnings by segment:

	OPERATING EARNINGS
	Six months ended
	June 30,		Percent
	2015	2014	Change
Commercial aircraft	$198.1	$191.4	3.5%
Business jet	54.9	37.0	48.4%
KLX corporate allocations	-	(6.7)	--
Total operating earnings	$253.0	$221.7	14.1%

For the six months ended June 30, 2015, CAS revenues were flat as compared to the prior year period and were up 1.0% on a constant currency basis. Excluding sales to Russian customers and adjusting for the negative impact from currency, revenues increased 2.5%. Operating earnings of $198.1 increased 3.5% and operating margin of 18.6% increased 60 basis points, each as compared with the prior year period.

For the six months ended June 30, 2015, BJS revenues increased 33.9% as compared with the prior year period. Revenue growth was driven by higher sales of super first class and lighting products, as well as the 2014 Acquisitions. Operating earnings increased 48.4% to $54.9 and operating margin of 16.9% increased 170 basis points, each as compared with the prior year period.

LIQUIDITY AND CAPITAL RESOURCES

Current Financial Condition

As of June 30, 2015, our net debt-to-net capital ratio was 93.7%. Net debt was $1,829.7, which represented total debt of $2,156.0, less cash and cash equivalents of $326.3. At June 30, 2015, net capital (total debt plus total stockholders’ equity less cash and cash equivalents) was $1,951.8.

In connection with the KLX spin-off, the Company entered into its Credit Agreement, dated as of December 16, 2014 (as amended, the “Credit Agreement”) consisting of (a) a five-year, $600.0 revolving credit facility (the “Revolving Credit Facility”) and (b) a seven-year, $2,200.0 term loan facility (the “Term Loan Facility”). At June 30, 2015 and December 31, 2014 there were no amounts outstanding under the Revolving Credit Facility. The Revolving Credit Facility matures in December 2019 unless terminated earlier. Outstanding long-term debt as of June 30, 2015 consisted of $2,189.0 outstanding under the Term Loan Facility, of which $22.0 was current. On a net basis, after taking into consideration the unamortized original issue discount and debt issue costs for the Term Loan Facility, net long-term debt was $2,156.0, consisting of $2,138.7 of long-term debt and $17.3 of current maturities of long-term debt.

Cash on hand at June 30, 2015 increased by $33.8 as compared with cash on hand at December 31, 2014, primarily as a result of cash flows from operating activities of $109.9 less capital expenditures of $48.0, dividend payments of $19.9 and debt repayment of $11.0. The substantial majority of our cash is held within the United States, and all of our foreign cash may be brought back into the United States in a tax efficient manner. Our liquidity requirements consist of working capital needs, ongoing capital expenditures, dividends, share repurchases and payments of interest and principal on our indebtedness. Our primary requirements for working capital are directly related to the level of our operations.

Working capital as of June 30, 2015 was $981.9, an increase of $109.9 as compared with working capital at December 31, 2014. As of June 30, 2015, total current assets increased by $152.0 and total current liabilities increased by $42.1. Total current assets increased primarily as a result of a $90.5 increase in accounts receivable and a $101.9 increase in inventories (both net of foreign currency translations) to support future revenue growth, offset by a $64.3 decrease in income tax receivables. The increase in total current liabilities was primarily due to a $21.2 increase in accounts payable and a $21.0 increase in other current liabilities.

Cash Flows

As of June 30, 2015, our cash and cash equivalents were $326.3 as compared to $292.5 at December 31, 2014. Cash generated from operating activities was $109.9 for the six months ended June 30, 2015, as compared to $67.7 in the same period in the prior year. The primary sources of cash from operations during the six months ended June 30, 2015 were net earnings from continuing operations of $156.5, adjusted for depreciation and amortization of $41.3 and non-cash compensation of $14.3. Offsetting these sources of cash were an increase in accounts receivable of $95.6 and a $107.1 increase in inventories to support our record backlog.

Capital Spending

Our capital expenditures were $48.0 and $122.7 during the six month periods ended June 30, 2015 and 2014, respectively. Capital expenditures from continuing operations were $48.0 during the six months ended June 30, 2015 compared to $61.7 during the same period in 2014. We expect capital expenditures of approximately $100 during 2015. These capital expenditures are needed to support our record total backlog of approximately $8.2 billion ($3.2 billion booked and $5.0 billion awarded but unbooked). Our capital spending also takes into consideration our targeted capacity utilization levels and current industry conditions. We have, in the past, generally funded our capital expenditures with cash from operations and funds available to us under revolving bank credit facilities. We expect to fund future capital expenditures from cash on hand, from operations and from funds available to us under the Revolving Credit Facility.

Payment of Cash Dividends and Share Repurchase Program

During the second quarter of 2015, the Company declared a quarterly cash dividend of $0.19 per share on its common stock, resulting in total dividends of $19.9.

On November 13, 2014, the Company announced that its Board of Directors authorized a $400 share repurchase program. At June 30, 2015, the Company had $400 of authorization remaining under its share repurchase program.

Outstanding Debt and Other Financing Arrangements

Outstanding long-term debt as of June 30, 2015 consisted of $2,189.0 outstanding under the Term Loan Facility, of which $22.0 was current. In addition, the Company has a $600.0 Revolving Credit Facility of which there were no amounts outstanding as of June 30, 2015. On a net basis, after taking into consideration the unamortized original issue discount and debt issue costs for the Term Loan Facility, net long-term debt was $2,156.0, consisting of $2,138.7 of long-term debt and $17.3 of current maturities of long-term debt.

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

The Revolving Credit Facility contains an interest coverage ratio financial covenant (as defined therein) that must be maintained at a level greater than 3.0 to 1 and a total leverage ratio covenant (as defined therein) which limits gross debt to a 5.25 to 1 multiple of EBITDA (as defined therein). The Credit Agreement contains customary affirmative covenants, negative covenants, restrictions on the payment of dividends and the repurchase of our stock and conditions precedent for borrowing. We were in compliance with all of the covenants, restrictions and conditions precedent in the Credit Agreement as of June 30, 2015.

Contractual Obligations

The following table reflects our contractual obligations and commercial commitments as of June 30, 2015. Commercial commitments include lines of credit, guarantees and other potential cash outflows resulting from a contingent event that requires performance by us or our subsidiaries pursuant to a funding commitment.

Contractual Obligations	2015	2016	2017	2018	2019	Thereafter	Total
Long-term debt and other non-current liabilities (1)	$17.3	$10.7	$18.5	$18.2	$18.1	$2,121.5	$2,204.3
Operating leases	13.8	26.2	24.9	22.1	18.5	87.1	192.6
Purchase obligations (2)	10.5	2.0	1.5	-	-	-	14.0
Future interest payments on outstanding debt (3)	42.6	84.9	84.9	85.0	85.0	167.5	549.9
Total	$84.2	$123.8	$129.8	$125.3	$121.6	$2,376.1	$2,960.8

Commercial Commitments
Letters of credit	$8.5	-	-	-	-	-	$8.5

(1)

Our liability for unrecognized tax benefits of $74.2 at June 30, 2015 has been omitted from the above table because we cannot determine with certainty when this liability will be settled. It is reasonably possible that the amount of liability for unrecognized tax benefits will change in the next twelve months; however, we do not expect the change to have a significant impact on our consolidated financial statements.

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

(3)

Interest payments include interest payments due on the Term Loan Facility based on minimum principal payments and using LIBOR as in effect at June 30, 2015 which was the higher of three-month LIBOR or 0.75%. Actual interest payments on the Term Loan Facility and, to the extent we draw under it, the Revolving Credit Facility, will fluctuate based on LIBOR or ABR pursuant to their terms.

We believe that our cash flows, together with cash on hand and the availability under the Revolving Credit Facility, provide us with the ability to fund our operations, make planned capital expenditures, make scheduled debt service payments and fund dividends and share repurchases for at least the next twelve months. However, such cash flows are dependent upon our future operating performance, which, in turn, is subject to prevailing economic conditions and to financial, business and other factors, including the conditions of our markets, some of which are beyond our control. If, in the future, we cannot generate sufficient cash from operations to meet our debt service obligations or fund dividends or share repurchases, we will need to refinance such debt obligations, obtain additional financing or sell assets. We cannot assure you that our business will generate cash from operations or that we will be able to obtain financing from other sources sufficient to satisfy our debt service, dividends, share repurchases or other requirements.

Off-Balance Sheet Arrangements

Lease Arrangements

We finance our use of certain equipment under committed lease arrangements provided by various financial institutions. Since the terms of these arrangements meet the accounting definition of operating lease arrangements, the aggregate sum of future minimum lease payments is not reflected in our condensed consolidated balance sheets. Our aggregate future minimum lease payments under these arrangements total approximately $192.6 at June 30, 2015.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements can be identified by the use of words such as “believe,” “expect,” “expectations,” “plans,” “strategy,” “prospects,” “estimate,” “project,” “target,” “anticipate,” “continue,” “will,” “should,” “could,” “intend,” “may,” “see,” “guidance,” “confident” and other words of similar meaning in connection with a discussion of future operating or financial performance. Forward-looking statements include, but are not limited to, all statements that do not relate solely to historical or current facts, including statements regarding acquisitions, the expected benefits derived from acquisitions, implementation and expected benefits of lean manufacturing and continuous improvement plans, our dealings with customers and partners, the consolidation of facilities, reduction of our workforce, integration of acquired businesses, ongoing capital expenditures, our ability to grow our business, the adequacy of funds to meet our capital requirements, the ability to refinance our indebtedness, if necessary, the reduction of debt, the potential impact of new accounting pronouncements, the impact on our business of  decreases in passenger traffic and the size of the airline fleet, and our capital allocation policy and ability to declare and pay dividends. Such forward-looking statements include risks and uncertainties and our actual experience and results may differ materially from the experience and results anticipated in such statements. Factors that might cause such a difference include those discussed in our filings with the SEC, under the heading "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 as well as future events that may have the effect of reducing our available operating income and cash balances, such as unexpected operating losses, the impact of rising fuel prices on our airline customers, outbreaks in national or international hostilities, terrorist attacks, prolonged health and environmental issues which reduce air travel demand, delays in, or unexpected costs associated with, the integration of our acquired businesses and businesses we acquire in the future, conditions in the airline industry, conditions in the business jet industry, regulatory developments, litigation costs, problems meeting customer delivery requirements, our success in winning new or expected refurbishment contracts from customers, capital expenditures, increased leverage, possible future acquisitions, facility closures, product transition costs, labor disputes involving us, our significant customers, our significant customers’ suppliers or airframe manufacturers, the impact of a prolonged global recession, the possibility of a write-down of intangible assets, delays or inefficiencies in the introduction of new products, fluctuations in currency exchange rates or our inability to properly manage our rapid growth.

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

From time to time, we and our foreign subsidiaries may enter into foreign currency exchange contracts to manage risk on transactions conducted in foreign currencies. At June 30, 2015, we had no outstanding forward currency exchange contracts. In addition, we have not entered into any other derivative financial instruments.

Interest Rates – As of June 30, 2015, we had $2.2 billion of adjustable rate debt outstanding. We do not engage in transactions intended to hedge our exposure to changes in interest rates. If adjustable interest rates were to increase or decrease by 10%, we estimate annual interest expense would increase or decrease by approximately $8.8.

As of June 30, 2015, we maintained a portfolio of cash and securities consisting mainly of taxable, interest-bearing deposits with weighted average maturities of less than three months. If short-term interest rates were to increase or decrease by 10%, we estimate interest income would increase or decrease by less than $0.1.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Executive Chairman of the Board of Directors, President and Chief Executive Officer and Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer and Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act), as of June 30, 2015. Based upon that evaluation, the President and Chief Executive Officer and Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the second quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 5. OTHER INFORMATION

The Annual Meeting of Stockholders of the Company took place on July 30, 2015. Proxies for the meeting were solicited and the proposals described below were submitted to a vote of the Company’s stockholders at the annual meeting. The following is a brief description of each matter voted on and the results of voting.

1.	Election of two Class III Directors.

2.	Approval of a Non-Binding Advisory Vote on Executive Compensation.

3.	Ratification of the Appointment of Deloitte & Touche LLP as the Company’s Independent Registered Public Accounting Firm for the Year Ending December 31, 2015.

4.	Approval of an Amendment to the B/E Aerospace, Inc. Amended and Restated Non-Employee Directors Stock and Deferred Compensation Plan.

The number of shares voted for, against and abstained/withheld, as well as the number of broker non-votes, were as follows:

			Abstained/
	For	Against	Withheld	Non Votes
1. Election of Class III Directors:
Richard G. Hamermesh	50,731,108	-	38,426,941	7,637,824
David J. Anderson	87,881,194	-	1,276,855	7,637,824
2. Non-Binding Advisory Vote on Executive Compensation	37,754,961	51,207,916	195,172	7,637,824
3. Ratification of Appointment of Deloitte & Touche	94,128,959	2,546,883	120,031	-
4. Approval of Amendment to the B/E Aerospace, Inc. Amended and Restated Non-Employee Directors Stock and Deferred Compensation Plan	88,691,277	303,942	162,830	7,637,824

On April 30, 2015, the Board of Directors of the Company approved an amendment to the B/E Aerospace, Inc. Amended and Restated Non-Employee Directors Stock and Deferred Compensation Plan  (the “NEDSDCP”), subject to the approval of the Company’s stockholders.  On July 30, 2015, at the Annual Meeting of Stockholders of the Company, the stockholders approved the amendment to the NEDSDCP.  For a description of the NEDSDCP, please see “Proposal No. 4 – Approval of Amendment to the B/E Aerospace, Inc. Amended and Restated Non-Employee Directors Stock and Deferred Compensation Plan” in the Company’s Proxy Statement on Schedule 14A, which was filed with the SEC on April 30, 2015.  A copy of the NEDSDCP, as amended and restated as of July 30, 2015, is filed as Exhibit 10.1 hereto.

ITEM 6. EXHIBITS

Exhibit 10(iii) – Management Contracts and Executive Compensation Plans, Contracts and Arrangements

10.1B/E Aerospace, Inc. Amended and Restated Non-Employee Directors Stock and Deferred Compensation Plan

Exhibit 31 – Rule 13a-14(a)/15d-14(a) Certifications

31.1Certification of President and Chief Executive Officer

31.2Certification of Vice President and Chief Financial Officer

Exhibit 32 – Section 1350 Certifications

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

B/E AEROSPACE, INC.

Date: July 31, 2015	By:	/s/ Werner Lieberherr
Werner Lieberherr
President and
Chief Executive Officer

Date: July 31, 2015	By:	/s/ Joseph T. Lower
Joseph T. Lower
Vice President and Chief Financial Officer