Form 10-Q
period 2015-09-30
B/E AEROSPACE INC
filed 2015-10-30
CIK 861361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For The Quarterly Period Ended September 30, 2015

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

The registrant has one class of common stock, $0.01 par value, of which 104,525,977 shares were outstanding as of October 23, 2015.

B/E AEROSPACE, INC.

Form 10-Q for the Quarter Ended September 30, 2015

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

B/E AEROSPACE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS  (UNAUDITED)

(In  Millions, Except Per Share Data)

	September 30,	December 31,
	2015	2014

ASSETS

Current assets:
Cash and cash equivalents	$164.3	$292.5
Accounts receivable – trade, less allowance for doubtful accounts	380.7	288.3
Inventories	1,085.9	924.3
Deferred income taxes	20.4	19.2
Other current assets	68.0	131.3
Total current assets	1,719.3	1,655.6

Property and equipment, net of accumulated depreciation ($337.0 at September 30, 2015 and $312.0 at December 31, 2014)	399.5	397.6
Goodwill	820.6	840.4
Identifiable intangible assets, net of accumulated amortization	237.0	250.7
Other assets	39.1	47.8
	$3,215.5	$3,192.1

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$292.6	$275.0
Accrued liabilities	543.1	491.2
Current maturities of long-term debt	-	17.4
Total current liabilities	835.7	783.6

Long-term debt	2,033.0	2,147.3
Deferred income taxes	129.7	129.4
Other non-current liabilities	128.7	121.7

Commitments, contingencies and off-balance sheet arrangements (Note 8)
Stockholders’ equity:
Preferred stock, $0.01 par value; 1.0 shares authorized; no shares outstanding	--	--
Common stock, $0.01 par value; 200.0 shares authorized, 106.9 shares issued as of September 30, 2015 and 106.7 shares issued as of December 31, 2014	1.1	1.1
Additional paid-in capital	(855.9)	(884.6)
Treasury stock: 1.9 shares at September 30, 2015 and 0.7 shares at December 31, 2014	(89.4)	(28.6)
Retained earnings	1,169.4	1,027.6
Accumulated other comprehensive loss	(136.8)	(105.4)
Total stockholders’ equity	88.4	10.1
	$3,215.5	$3,192.1

See accompanying notes to condensed consolidated financial statements.

B/E AEROSPACE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

AND COMPREHENSIVE INCOME (UNAUDITED)

(In  Millions, Except Per Share Data)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014

Revenues	$679.8	$653.7	$2,070.4	$1,961.1
Cost of sales	424.4	423.6	1,246.1	1,193.7
Selling, general and administrative	106.4	94.3	279.7	268.2
Research, development and engineering	73.8	71.7	216.4	213.4
Operating earnings	75.2	64.1	328.2	285.8

Operating earnings, as a percentage
of revenues	11.1%	9.8%	15.9%	14.6%

Interest expense, net	24.0	34.2	72.4	96.5

Earnings from continuing operations
before income taxes	51.2	29.9	255.8	189.3
Income tax expense (benefit)	5.4	(19.3)	53.5	14.6

Net earnings from continuing operations	45.8	49.2	202.3	174.7
Net earnings from discontinued operations, net of income taxes	-	53.0	-	145.1
Net earnings	45.8	102.2	202.3	319.8

Other comprehensive (loss):
Foreign currency translation adjustment and other	(8.1)	(82.5)	(31.4)	(73.2)
Comprehensive income	$37.7	$19.7	$170.9	$246.6

Basic net earnings per share - Continuing operations	$0.44	$0.47	$1.94	$1.68
Basic net earnings per share - Discontinued operations	-	0.51	-	1.40
Basic net earnings per share	$0.44	$0.98	$1.94	$3.08

Diluted net earnings per share - Continuing operations	$0.44	$0.47	$1.93	$1.67
Diluted net earnings per share - Discontinued operations	-	0.51	-	1.39
Diluted net earnings per share	$0.44	$0.98	$1.93	$3.06

Dividends declared per share	$0.19	$-	$0.57	$-

Weighted average common shares:
Basic	104.3	103.9	104.4	103.9
Diluted	104.8	104.6	104.9	104.5

See accompanying notes to condensed consolidated financial statements.

B/E AEROSPACE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$202.3	$319.8
Adjustments to reconcile net earnings to net cash flows provided by operating activities, net of effects from acquisitions:
Depreciation and amortization	63.1	105.3
Deferred income taxes	4.8	21.4
Non-cash compensation	22.1	21.6
Provision for doubtful accounts	6.7	1.7
Loss on disposal of property and equipment	4.6	2.9
Debt prepayment costs	0.9	--
Tax benefits realized from prior exercises of employee
stock options and restricted stock	(4.0)	(9.1)
Changes in operating assets and liabilities:
Accounts receivable	(107.3)	(142.5)
Inventories	(171.6)	(218.1)
Other current and non-current assets	70.2	(61.1)
Accounts payable and accrued liabilities	98.6	161.6
Net cash provided by operating activities	190.4	203.5

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(63.3)	(183.0)
Acquisitions, net of cash acquired	4.0	(1,043.1)
Other	(5.5)	0.1
Net cash used in investing activities	(64.8)	(1,226.0)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock issued	3.1	3.7
Purchase of treasury stock, including share repurchases	(60.8)	(0.1)
Tax benefits realized from prior exercises of employee
stock options and restricted stock	4.0	9.1
Borrowings on line of credit	--	668.0
Debt origination costs	--	(2.0)
Principal payments on long-term debt	(136.0)	--
Dividends	(59.7)	--
Net cash (used in) provided by financing activities	(249.4)	678.7

Effect of foreign exchange rate changes on cash and cash equivalents	(4.4)	(4.7)

Net decrease in cash and cash equivalents	(128.2)	(348.5)
Cash and cash equivalents, beginning of period	292.5	637.8
Cash and cash equivalents, end of period	$164.3	$289.3

Supplemental disclosures of cash flow information:
Cash paid (refunded) during period for:
Interest	$55.2	$62.3
Income taxes, net of $23.6 payments in 2015	(20.3)	114.2

Supplemental schedule of non-cash investing activities:
Accrued property additions	$4.7	$9.1
Contingent Consideration	--	102.0

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

Note 2.Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), which updated the guidance in Accounting Standards Codification (“ASC”) Topic 835, Interest. The updated guidance is effective retrospectively for annual periods and interim periods within the annual periods beginning after December 15, 2015. Early adoption is permitted, including early adoption in an interim period. The amendment requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The Company adopted ASU 2015-03 effective January 1, 2015 and has presented debt issuance costs of $21.4 and $24.4 as of September 30, 2015 and December 31, 2014, respectively, as a direct deduction from the carrying amounts of its debt liabilities. These amounts were previously recorded in other assets.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which updated the guidance in ASC Topic 606, Revenue Recognition. The new standard was originally effective for reporting periods beginning after December 15, 2016 and early adoption was not permitted. On August 12, 2015, the FASB approved a one year delay of the effective date to reporting periods beginning after December 15, 2017, while permitting companies to voluntarily adopt the new standard as of the original effective date. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should identify the contract(s) with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract and recognize revenue when (or as) the entity satisfies a performance obligation. The guidance permits two implementation approaches, one requiring retrospective application of the new standard with restatement of prior years and one requiring prospective application of the new standard with disclosure of results under old standards. The Company is currently evaluating the impact this guidance will have on its consolidated financial condition, results of operations, cash flows and disclosures and is currently unable to estimate the impact of adopting this guidance.

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

The divested KLX is presented as a discontinued operation on the condensed consolidated statements of earnings and comprehensive income for all periods presented. The cash flows of KLX are included within our condensed consolidated statement of cash flows for the nine months ended September 30, 2014.

In connection with the spin-off, we entered into certain agreements with KLX relating to transition services and information technology (“IT”) services for a period of approximately 24 months following the distribution. In addition, we entered into an employee matters agreement and a tax sharing and indemnification agreement with KLX in connection with the spin-off.

Sales and cost of sales to KLX for the nine months ended September 30, 2015 were immaterial to the consolidated financial statements. There were no material balances due to or due from KLX as of September 30, 2015.

During the three and nine month periods ended September 30, 2014, KLX generated revenues of $448.7 and $1,241.9, earnings before income taxes of $75.0 and $214.9, and net earnings of $53.0 and $145.1, respectively, which have been presented as net earnings from discontinued operations in the accompanying condensed consolidated statements of earnings and comprehensive income for the three and nine month periods ended September 30, 2014. The results of the KLX discontinued operation exclude certain corporate and group allocations which were historically allocated to our Consumables Management Segment. These costs include primarily corporate overhead and information systems.

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

The 2014 Acquisitions were accounted for as purchases under ASC Topic 805, Business Combinations (“ASC Topic 805”). The assets purchased and liabilities assumed for the 2014 Acquisitions have been reflected in the accompanying condensed consolidated balance sheets as of September 30, 2015 and December 31, 2014, and the results of operations for the 2014 Acquisitions are included in the accompanying condensed consolidated statements of earnings from their respective dates of acquisition.

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

The following table summarizes the fair values of assets acquired and liabilities assumed in the 2014 Acquisitions in accordance with ASC Topic 805:

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

Consolidated unaudited pro forma revenues, net earnings, and diluted net earnings per share from continuing operations for the three and nine month periods ended September 30, 2014, giving effect to the 2014 Acquisitions as if they had occurred on January 1, 2013 were $653.7,  $49.2, and $0.47, and $2,030.1,  $179.6 and $1.72, respectively.

Note 4.Inventories

Inventories are stated at the lower of cost or market. Cost is determined using FIFO or the weighted average cost method. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs. In accordance with industry practice, costs in inventory include amounts relating to long-term contracts with long production cycles, some of which are not expected to be realized within one year. Work-in-process inventories include costs and estimated earnings in excess of billings on uncompleted contracts of $114.7 and $127.9 and capitalized development costs on long-term seller furnished equipment contracts of $405.9 and $320.6 as of September 30, 2015 and December 31, 2014, respectively. Inventories consist of the following:

	September 30,	December 31,
	2015	2014
Purchased materials and component parts	$327.9	$257.4
Work-in-process	706.7	605.9
Finished goods	51.3	61.0
	$1,085.9	$924.3

Note 5.Goodwill and Intangible Assets

The table below sets forth the intangible assets by major asset class, all of which were acquired through business purchase transactions:

		September 30, 2015
	Useful			Net
	Life	Original	Accumulated	Book
	(Years)	Cost	Amortization	Value
Customer contracts and relationships	8-30	$131.3	$18.7	$112.6
Acquired technologies and other	5-34	164.7	78.1	86.6
Trademarks and patents	3-20	28.4	17.5	10.9
Covenants not to compete	4-5	2.0	0.8	1.2
Trade names	5-20	29.2	3.5	25.7
		$355.6	$118.6	$237.0

Amortization expense associated with identifiable intangible assets within continuing operations was approximately $4.4 and $5.0 for the three month periods ended September 30, 2015 and 2014, respectively, and $12.9 and $10.9 for the nine month periods ended September 30, 2015 and 2014, respectively. The Company currently expects to recognize amortization expense of approximately $17 in each of the next five fiscal years.  The future amortization amounts are estimates. Actual future amortization expense may be different due to future acquisitions, impairments, changes in amortization periods or other factors such as changes in exchange rates for assets acquired outside the United States. The Company expenses costs to renew or extend the term of a recognized intangible asset. Goodwill decreased $19.8 during the nine months ended September 30, 2015 due to foreign currency translations.

Note 6.Long-Term Debt

In connection with the KLX spin-off, the Company entered into a credit agreement dated as of December 16, 2014 (as amended, the “Credit Agreement”) governing its senior secured bank credit facilities, consisting of (a) a five-year, $600.0 revolving credit facility (the “Revolving Credit Facility”) and (b) a seven-year, $2,200.0 term loan facility (the “Term Loan Facility”).  Borrowings under the Revolving Credit Facility bear interest at an annual rate equal to the London interbank offered rate (“LIBOR”) plus 200 basis points or ABR (as defined therein) plus 100 basis points. There were no amounts outstanding under the Revolving Credit Facility as of September 30, 2015 or December 31, 2014.  Borrowings under the Term Loan Facility bear interest at an annual rate equal to LIBOR plus 325 basis points (LIBOR shall not be less than 75 basis points per annum) or ABR (as defined therein) plus 225 basis points  (4.0% at September 30, 2015).

Outstanding long-term debt as of September 30, 2015 consisted of $2,064.0 outstanding under the Term Loan Facility, none of which was current. During the third quarter, the Company repaid $125.0 of its outstanding Term Loan Facility. On a net basis, after taking into consideration unamortized original issue discount and debt issue costs for the Term Loan Facility, long-term debt was $2,033.0.

In connection with the KLX spin-off, during December 2014, the Company redeemed $1,300.0 of its 5.25% Notes due 2022 and $650.0 of its 6.875% Notes due 2020. The Company incurred a loss on debt extinguishment of $243.6 related to unamortized debt issue costs and fees and expenses related to the repurchase of its 5.25% and 6.875% Notes during December 2014.

Letters of credit outstanding under the Revolving Credit Facility aggregated $8.5 at September 30, 2015 ($7.7 at December 31, 2014).

The Revolving Credit Facility contains an interest coverage ratio financial covenant (as defined therein) that must be maintained at a level greater than 3.0 to 1 and a total leverage ratio covenant (as defined therein) which limits gross debt to a 5.25 to 1 multiple of EBITDA (as defined therein). The Credit Agreement is collateralized by substantially all of the Company’s assets and contains customary affirmative covenants, negative covenants, restrictions on the payment of dividends and the repurchase of our stock, and conditions precedent for borrowings, all of which were met as of September 30, 2015.

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

The carrying amounts of cash and cash equivalents (which the Company classifies as Level 1 assets), accounts receivable – trade and accounts payable represent their respective fair values due to their short- term nature. There was no debt outstanding under the Revolving Credit Facility as of September 30, 2015 or December 31, 2014. The carrying value of the Term Loan Facility approximates fair value based upon observable market data (which the Company classifies as Level 2).

The fair value information presented herein is based on pertinent information available to management at September 30, 2015 and December 31, 2014, respectively.

Note 8.Commitments, Contingencies and Off-Balance Sheet Arrangements

Lease Commitments – The Company finances its use of certain facilities and equipment under committed lease arrangements provided by various institutions. Since the terms of these arrangements meet the accounting definition of operating lease arrangements, the aggregate sum of future minimum lease payments is not reflected on the condensed consolidated balance sheets. At September 30, 2015, future minimum lease payments under these arrangements approximated $188.0, the majority of which related to long-term real estate leases.

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

Compensation cost generally is recognized on a straight-line basis over the vesting period of the shares. Share-based compensation of $7.4 and $20.9, and $7.0 and $20.4  was recognized during the three and nine month periods ended September 30, 2015 and 2014, respectively, related to the equity grants made pursuant to the LTIP. Unrecognized compensation expense related to equity grants, including the estimated impact of any future forfeitures, was $51.9 at September 30, 2015.

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

The following table presents revenues and operating earnings by reportable segment:

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenues:
Commercial aircraft	$507.8	$513.9	$1,573.2	$1,578.4
Business jet	172.0	139.8	497.2	382.7
	$679.8	$653.7	$2,070.4	$1,961.1

Operating earnings(1)
Commercial aircraft	$66.9	$80.4	$265.0	$271.8
Business jet	8.3	(6.9)	63.2	30.1
	75.2	73.5	328.2	301.9
Corporate allocations related to discontinued operations	-	(9.4)	-	(16.1)
Operating earnings	75.2	64.1	328.2	285.8

Interest expense, net	24.0	34.2	72.4	96.5
Earnings from continuing operations
before income taxes	$51.2	$29.9	$255.8	$189.3

(1)

Operating earnings includes an allocation of corporate IT costs, employee benefits and general and administrative costs based on the proportion of each segment’s systems users, number of employees and sales, respectively.

The following table presents capital expenditures(1) by reportable segment:

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014

Commercial aircraft	$11.4	$20.6	$47.9	$68.2
Business jet	3.9	3.6	15.4	17.7
Discontinued operations	-	36.1	-	97.1
	$15.3	$60.3	$63.3	$183.0

(1)	Corporate capital expenditures have been allocated to the above segments in a manner consistent with our corporate expense allocations.

The following table presents goodwill by reportable segment:

	September 30,	December 31,
	2015	2014

Commercial aircraft	$374.6	$379.8
Business jet	446.0	460.6
	$820.6	$840.4

The following table presents total assets(1) by reportable segment:

	September 30,	December 31,
	2015	2014

Commercial aircraft	$2,129.0	$2,112.4
Business jet	1,086.5	1,079.7
	$3,215.5	$3,192.1

(1)

Corporate assets (including cash and cash equivalents) of $367.6 and $566.8 at September 30, 2015 and December 31, 2014, respectively, have been allocated to the above segments in a manner consistent with our corporate expense allocations.

Note 11.  Net Earnings Per Common Share

Basic net earnings per common share is computed using the weighted average common shares outstanding during the period. Diluted net earnings per common share is computed by using the weighted average common shares outstanding including the dilutive effect of shares issued under the Employee Stock Purchase Plan and restricted shares based on an average share price during the period. For the three month periods ended September 30, 2015 and 2014, approximately 0.7 and 0.0 shares and for the nine month periods ended September 30, 2015 and 2014, approximately 0.6 and 0.0 shares of the Company’s common stock, respectively, were excluded from the determination of diluted earnings per common share because their effect would have been anti-dilutive.

The computations of basic and diluted earnings per share for the three and nine month periods ended September 30, 2015 and 2014, respectively, are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014

Net earnings	$45.8	$102.2	$202.3	$319.8

Basic weighted average common shares	104.3	103.9	104.4	103.9
Effect of employee stock purchase plan shares	-	0.1	-	0.1
Effect of restricted shares issued	0.5	0.6	0.5	0.5
Diluted weighted average common shares	104.8	104.6	104.9	104.5

Basic net earnings per share:
Continuing operations	$0.44	$0.47	$1.94	$1.68
Discontinued operations	-	0.51	-	1.40
Basic net earnings per share	$0.44	$0.98	$1.94	$3.08

Diluted net earnings per share:
Continuing operations	$0.44	$0.47	$1.93	$1.67
Discontinued operations	-	0.51	-	1.39
Diluted net earnings per share	$0.44	$0.98	$1.93	$3.06

Note 12.  Accounting for Uncertainty in Income Taxes

In accordance with ASC Topic 740, Income Taxes, the Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. As of September 30, 2015 and December 31, 2014, the Company had $80.0 and $73.2, respectively, of net unrecognized tax benefits. This liability, if recognized, would affect the Company’s effective tax rate. The Company is currently open to audit by the tax authorities for the eight tax years ended December 31, 2014. There are currently no material income tax audits in progress.

The Company classifies interest and penalties related to income tax as income tax expense. The amount included in the Company’s liability for unrecognized tax benefits for interest and penalties was less than $2.0 as of September 30, 2015 and December 31, 2014.

Note 13.  Restructuring and Other Charges

During the current period, the Company recognized charges totaling $49.0 in connection with its cost reduction program. The charges reflect costs associated with facilities consolidation, product rationalization, workforce reductions and program discontinuance. The charges are included in the amounts and descriptions below, as appropriate.  The Company expects the cost reduction initiatives to offset inflationary pressures on wages, occupancy and infrastructure costs.

The following table presents the liability balance and activity related to restructuring and other charges:

		Disposals
		and Other		Balance at
	Original Accrual	Non-cash Charges	Cash Paid	September 30, 2015
Facility Consolidations	$30.2	$(15.7)	$(1.3)	$13.2
Other Employee Severance	6.9	(0.6)	(1.4)	4.9
Program Discontinuance	11.9	(11.9)	-	-
	$49.0	$(28.2)	$(2.7)	$18.1

The following table presents the pretax distribution of total restructuring and other charges by classification in the consolidated statement of earnings and comprehensive income for the three and nine months ended September 30, 2015:

Cost of sales	$15.3
Selling, general and administrative	28.8
Research, development and engineering	4.9
$49.0

The following table presents the pretax impact of total restructuring and other charges(1) by segment for the three and nine months ended September 30, 2015:

Commercial aircraft	$29.3
Business jet	19.7
$49.0

(1)	Corporate cost reduction and other charges have been allocated to the above segments in a manner consistent with our corporate expense allocations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF  OPERATIONS
(In Millions, Except Per Share Data)

OVERVIEW

The following discussion and analysis addresses the results of our operations for the three and nine month periods ended September 30, 2015, as compared to our results of operations for the three and nine month periods ended September 30, 2014. In addition, the discussion and analysis addresses our liquidity, financial condition and other matters for these periods.

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

On June 10, 2014, we announced a plan to spin-off our Consumables Management Segment into a separate publicly traded company. To accomplish the spin-off, we formed a new company, KLX Inc. (“KLX”). On December 16, 2014, we completed the spin-off of KLX by means of the transfer of our Consumables Management Segment to KLX and the subsequent distribution to our stockholders of all of the outstanding shares of KLX common stock. The historical operating results of the Consumables Management Segment prior to the spin-off are excluded from net earnings from continuing operations and are presented as net earnings from discontinued operations in our condensed consolidated statements of earnings and comprehensive income. Discontinued operations include the results of KLX’s business except for certain corporate and group allocations which were historically allocated to KLX.  Discontinued operations also include other costs incurred by us to spin-off KLX. The cash flows of KLX are included in our condensed consolidated statement of cash flows for the nine month period ended September 30, 2014.

We conduct our operations through strategic business units that are presented under two reportable segments: commercial aircraft and business jet.

Revenues by reportable segment for the three and nine month periods ended September 30, 2015 and September 30, 2014, respectively, were as follows:

	Three months ended September 30,				Nine months ended September 30,
	2015		2014		2015		2014
		% of		% of		% of		% of
	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues
Commercial aircraft	$507.8	74.7%	$513.9	78.6%	$1,573.2	76.0%	$1,578.4	80.5%
Business jet	172.0	25.3%	139.8	21.4%	497.2	24.0%	382.7	19.5%
Total revenues	$679.8	100.0%	$653.7	100.0%	$2,070.4	100.0%	$1,961.1	100.0%

Revenues by geographic segment (based on destination) for the three and nine month periods ended September 30, 2015 and September 30, 2014, respectively, were as follows:

	Three months ended September 30,				Nine months ended September 30,
	2015		2014		2015		2014
		% of		% of		% of		% of
	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues
U.S.	$251.8	37.0%	$210.3	32.2%	$725.2	35.0%	$632.9	32.3%
Europe	130.9	19.3%	188.1	28.8%	530.4	25.6%	532.0	27.1%
Asia, Pacific Rim, Middle East and Other	297.1	43.7%	255.3	39.0%	814.8	39.4%	796.2	40.6%
Total revenues	$679.8	100.0%	$653.7	100.0%	$2,070.4	100.0%	$1,961.1	100.0%

Revenues by domestic and foreign operations for the three and nine month periods ended September 30, 2015 and September 30, 2014, respectively, were as follows:

	Three months ended September 30,				Nine months ended September 30,
	2015		2014		2015		2014
		% of		% of		% of		% of
	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues
Domestic	$425.0	62.5%	$379.0	58.0%	$1,237.2	59.8%	$1,155.8	58.9%
Foreign	254.8	37.5%	274.7	42.0%	833.2	40.2%	805.3	41.1%
Total revenues	$679.8	100.0%	$653.7	100.0%	$2,070.4	100.0%	$1,961.1	100.0%

New product development is a strategic initiative for us. Our customers regularly request that we engage in new product development and enhancement activities. We believe these activities protect and enhance our leadership position. We believe our investments in research and development over the past several years have been a driving force behind our ongoing market share gains and the growth of our record backlog. Research, development and engineering spending was approximately 10.9% of revenues during the third quarter of 2015. Excluding restructuring charges recorded in the quarter, spending was 10.1% of revenues. We expect research and development expenditures to be approximately 10% of revenues over the next several years.

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

In spite of softening global economic growth, August global traffic grew a strong 7.1% and year-to-date traffic is up 6.6%, according to the International Air Transport Association (“IATA”). Year-to-date capacity has grown by about 6.0%, resulting in continued healthy global load factors. In fact, for the month of August the global load factor was a record 84.7%, a 17 percentage point increase over the industry’s performance a decade ago. This highlights the improved efficiency of the airline industry over the past 10 years.

The global airline industry continues to demonstrate the discipline to grow capacity at a slower rate than demand, and the favorable resulting load factors and yields have enabled the airlines to achieve record levels of sustained profitability. As a result, and notwithstanding softening global economic growth, particularly in the emerging markets, IATA is forecasting that 2015 will be a record year for global airline profits and to be the sixth successive year of solid profitability for the global airline industry.

As a result of increased global traffic, capacity, load factors and airline profitability, as well our growing installed base, our spares business has performed well this year. Our spares revenues for the third quarter and year-to-date have both increased approximately 10% as compared with the prior year periods.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2015,
COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2014

(In Millions, Except Backlog and Per Share Data)

	REVENUES
	Three months ended September 30,
			Percent
	2015	2014	Change
Commercial aircraft	$507.8	$513.9	-1.2%
Business jet	172.0	139.8	23.0%
Total revenues	$679.8	$653.7	4.0%

Third quarter 2015 revenues of $679.8 increased 4.0%, as compared with the prior year period. On a constant currency basis, revenues increased approximately 4.9%.

During the current period, the Company recognized charges totaling $49.0 in connection with its cost reduction program. The charges reflect costs associated with facilities consolidation, product rationalization, workforce reductions and program discontinuance. During the prior year period, the Company recognized charges totaling $48.4 primarily related to business repositioning and expedited development costs. These costs are included in the amounts and descriptions below, unless indicated otherwise.

Cost of sales for the current period was $424.4, or 62.4% of revenues, as compared with cost of sales of $423.6, or 64.8% of revenues, in the prior year period. Cost of sales were lower by 240 basis points due to lower cost of sales for our Commercial Aircraft Segment (“CAS”) partially offset by higher cost of sales at our Business Jet Segment (“BJS”) primarily due to a change in product mix.  Excluding the restructuring charges, cost of sales was 60.2% of revenues.

Engineering, research and development (“ER&D”) expense for the third quarter of 2015 was $73.8, or 10.9% of revenues, as compared with $71.7, or 11.0% of revenues, in the same period in 2014. The $2.1 increase in spending was primarily due to restructuring charges recorded during the quarter. Excluding such charges, ER&D was 10.1% of revenues. We expect that ER&D expense, excluding the restructuring charges, will approximate 10% of revenues for the full year 2015.

Selling, general and administrative (“SG&A”) expense for the third quarter of 2015 was $106.4, or 15.7% of revenues, as compared with SG&A of $94.3, or 14.4% of revenues, in the same period in 2014. SG&A was higher due to the restructuring charges, partially offset by cost saving initiatives. Excluding such charges, SG&A was 11.4% of revenues.

Third quarter 2015 operating earnings were $75.2, an increase of 17.3%, and operating margin was 11.1%, an increase of 130 basis points, each as compared to the same period in 2014. Excluding the restructuring charges, operating earnings were $124.2 and operating margin was 18.3%.

Interest expense in the current period of $24.0 decreased by $10.2 as compared with the prior year period primarily as the result of lower effective borrowing rates associated with the current credit facilities and a lower amount of outstanding long-term debt.

Third quarter 2015 earnings from continuing operations before income taxes were $51.2, an increase of $21.3, or 71.2%, as compared with the prior year period.  Excluding the restructuring charges, earnings from continuing operations before income taxes were $100.2.

Income tax expense in the third quarter of 2015 of $5.4, or 10.5% of earnings before income taxes, increased by $24.7 as compared with the prior year period income tax benefit of $19.3.  Excluding restructuring charges, income tax expense was $23.5.

Third quarter 2015 net earnings from continuing operations and net earnings per diluted share from continuing operations were $45.8 and $0.44 per share, decreases of 6.9% and 6.4%, respectively, as compared with the prior year period, for the reasons described above.  Excluding restructuring charges, net earnings from continuing operations and net earnings per diluted share from continuing operations were $76.7 and $0.73 per share.

Bookings during the third quarter of 2015 were approximately $675 million, an increase of 5.4% as compared to the prior year period. The book-to-bill ratio for the third quarter of 2015 was approximately 1:1. Booked backlog at September 30, 2015 was approximately $3.2 billion and total backlog, both booked and awarded but unbooked, was approximately $8.2 billion.

     SEGMENT RESULTS

The following is a tabular summary and commentary of operating earnings (loss) by segment for the three month periods ended September 30, 2015 and 2014:

	OPERATING EARNINGS
	Three months ended September 30,
			Percent
	2015	2014	Change
Commercial aircraft	$66.9	$80.4	-16.8%
Business jet	8.3	(6.9)	n/m
KLX corporate allocations	-	(9.4)	-
Total operating earnings	$75.2	$64.1	17.3%

Third quarter 2015 CAS revenues of $507.8 decreased 1.2% as compared to the prior year period. On a constant currency basis, revenues were essentially flat. Operating earnings of $66.9 decreased 16.8%, and operating margin of 13.2% decreased 240 basis points, each as compared to the prior year period. Operating earnings excluding restructuring and repositioning costs were $96.2, or 18.9% of revenues, and $94.5, or 18.4% of revenues, for the three months ended September 30, 2015 and 2014, respectively.

Third quarter 2015 BJS revenues of $172.0 increased 23.0%, as compared with the prior year period. Revenue growth was driven by higher sales of super first class seating products partially offset by a lower volume of business jet products. Operating earnings increased $15.2 to $8.3, and operating margin of 4.8% increased 970 basis points, each as compared with the prior year period. Operating earnings excluding restructuring and expedited development costs were $28.0, or 16.3% of revenues, and $27.4, or 19.6% of revenues, for the three months ended September 30, 2015 and 2014, respectively.

NINE MONTHS ENDED SEPTEMBER 30, 2015,

AS COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2014

	REVENUES
	Nine months ended September 30,
			Percent
	2015	2014	Change
Commercial aircraft	$1,573.2	$1,578.4	-0.3%
Business jet	497.2	382.7	29.9%
Total revenues	$2,070.4	$1,961.1	5.6%

For the nine months ended September 30, 2015, revenues of $2,070.4 increased 5.6%, as compared with the prior year period. On a constant currency basis, revenues increased approximately 6.5%.

For the nine months ended September 30, 2015, the Company recognized charges totaling $49.0 in connection with its cost reduction program. During the nine months ended September 30, 2014, the Company recognized charges totaling $54.0 primarily related to business repositioning, expedited development, and acquisition related costs. These costs are included in the amounts and descriptions below, unless indicated otherwise.

Cost of sales for the current nine month period was $1,246.1, or 60.2% of revenues, as compared with cost of sales of $1,193.7, or 60.9% of revenues, in the prior year period. Cost of sales were lower by 70 basis points due to lower cost of sales for CAS partially offset by an increase at BJS.  Excluding the restructuring charges, cost of sales was 59.4% of revenues.

ER&D expense for the first nine months of 2015 was $216.4, or 10.5% of revenues, as compared with $213.4, or 10.9% of revenues,  in the same period in 2014. The 40 basis point decrease in ER&D was primarily due to lower ER&D expense at CAS. Excluding the restructuring charges, ER&D was 10.2% of revenues. We expect that ER&D expense, excluding the restructuring charges, will approximate 10% of revenues for the full year 2015.

SG&A for the first nine months of 2015 was $279.7, or 13.5% of revenues, as compared with SG&A of $268.2, or 13.7% of revenues, in the same period in 2014. SG&A was higher due to incremental SG&A expenses primarily associated with the 2014 Acquisitions and restructuring charges incurred in the third quarter, offset by cost saving initiatives. Excluding the restructuring charges, SG&A was 12.1% of revenues.

For the nine months ended September 30, 2015, operating earnings of $328.2 increased 14.8% and operating margin of 15.9% expanded 130 basis points, each as compared to the prior year period. Excluding the restructuring charges, operating earnings were $377.2 or 18.2% of revenues.

Interest expense in the nine months of 2015 of $72.4 decreased by $24.1 as compared with the prior year period primarily as the result of lower effective borrowing rates associated with the current credit facilities and a lower amount of outstanding long-term debt.

Earnings from continuing operations before income taxes in the current nine month period of $255.8 increased by $66.5, or 35.1%, as compared with the prior year period.  Excluding the restructuring charges, earnings from continuing operations before income taxes were $304.8.

Income tax expense for the nine months ended September 30, 2015 of $53.5 or 20.9% of earnings before income taxes, increased by $38.9 as compared with the prior year period income tax expense of $14.6. Excluding restructuring charges, income tax expense was $71.6.

Net earnings from continuing operations for the nine month period of 2015 of $202.3 and net earnings from continuing operations per diluted share of $1.93 increased $27.6 and $0.26, or 15.8% and 15.6%, respectively, as compared with the same period of the prior year for the reasons described above. Excluding the restructuring charges, net earnings from continuing operations for the nine month period and net earnings from continuing operations per diluted share were $233.2 and $2.22 per share.

Bookings for the nine months ended September 30, 2015 were approximately $2.3 billion. The book-to-bill ratio for the first nine months of 2015 was approximately 1.1 to 1.

         SEGMENT RESULTS

The following is a summary of operating earnings by segment:

	OPERATING EARNINGS
	Nine months ended September 30,
			Percent
	2015	2014	Change
Commercial aircraft	$265.0	$271.8	-2.5%
Business jet	63.2	30.1	110.0%
KLX corporate allocations	-	(16.1)	--
Total operating earnings	$328.2	$285.8	14.8%

For the nine months ended September 30, 2015, CAS revenues were essentially flat as compared to the prior year period.  On a constant currency basis revenues increased 0.7%. Operating earnings of $265.0 decreased 2.5% and operating margin of 16.8% decreased 40 basis points, each as compared with the prior year period. Operating earnings excluding restructuring and business repositioning costs were $294.3, or 18.7% of revenues, and $286.8, or 18.2% of revenues, for the nine months ended September 30, 2015 and 2014, respectively.

For the nine months ended September 30, 2015, BJS revenues increased 29.9% as compared with the prior year period. Organic revenue growth for the nine month period was 15.8%. Operating earnings increased 110.0% to $63.2 and operating margin of 12.7% increased 480 basis points, each as compared with the prior year period. Operating earnings excluding restructuring, expedited development, and acquisition related costs were $82.9, or 16.7% of revenues, and $69.1, or 18.1% of revenues, for the nine months ended September 30, 2015 and 2014, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Current Financial Condition

As of September 30, 2015, our net debt-to-net capital ratio was 95.5%. Net debt was $1,868.7, which represented total debt of $2,033.0, less cash and cash equivalents of $164.3. At September 30, 2015, net capital (total debt plus total stockholders’ equity less cash and cash equivalents) was $1,957.1.

In connection with the KLX spin-off, the Company entered into its Credit Agreement, dated as of December 16, 2014 (as amended, the “Credit Agreement”) consisting of (a) a five-year, $600.0 revolving credit facility (the “Revolving Credit Facility”) and (b) a seven-year, $2,200.0 term loan facility (the “Term Loan Facility”). At September 30, 2015 and December 31, 2014, there were no amounts outstanding under the Revolving Credit Facility. The Revolving Credit Facility matures in December 2019 unless terminated earlier. Outstanding long-term debt as of September 30, 2015 consisted of $2,064.0 outstanding under the Term Loan Facility, none of which was current. During the third quarter of 2015, the Company repaid $125.0 of its outstanding Term Loan Facility. On a net basis, after taking into consideration the unamortized original issue discount and debt issue costs for the Term Loan Facility, net long-term debt was $2,033.0.

Cash on hand at September 30, 2015 decreased by $128.2 as compared with cash on hand at December 31, 2014, primarily as a result of cash flows from operating activities of $190.4 less capital expenditures of $63.3, dividend payments of $59.7, share repurchase of $60.0 and debt repayment of $136.0. The substantial majority of our cash is held within the United States, and all of our foreign cash may be brought back into the United States in a tax efficient manner. Our liquidity requirements consist of working capital needs, ongoing capital expenditures, dividends, share repurchases and payments of interest and principal on our indebtedness. Our primary requirements for working capital are directly related to the level of our operations.

Working capital as of September 30, 2015 was $883.6, an increase of $11.6 as compared with working capital at December 31, 2014. As of September 30, 2015, total current assets increased by $63.7 and total current liabilities increased by $52.1, in each case as compared to December 31, 2014. Total current assets increased primarily as a result of a $92.4 increase in accounts receivable and a $161.6 increase in inventories (both net of foreign currency translations) to support future revenue growth, offset by a $49.5 decrease in income tax receivables. The increase in total current liabilities was primarily due to a $17.6 increase in accounts payable and a $51.9 increase in other current liabilities.

Cash Flows

As of September 30, 2015, our cash and cash equivalents were $164.3 as compared to $292.5 at December 31, 2014. Cash generated from operating activities was $190.4 for the nine months ended September 30, 2015, as compared to $203.5 in the same period in the prior year which included the discontinued operations. The primary sources of cash from operations during the nine months ended September 30, 2015 were net earnings of $202.3, adjusted for depreciation and amortization of $63.1 and non-cash compensation of $22.1. Offsetting these sources of cash were an increase in accounts receivable of $107.3 and a $171.6 increase in inventories to support our record backlog.

Capital Spending

Our capital expenditures were $63.3 and $183.0 during the nine month periods ended September 30, 2015 and 2014, respectively. Capital expenditures related to continuing operations were $63.3 during the nine months ended September 30, 2015 compared to $85.9 during the same period in 2014. We expect capital expenditures to be approximately $100 during 2015. These capital expenditures are needed to support our record total backlog of approximately $8.2 billion ($3.2 billion booked and $5.0 billion awarded but unbooked). Our capital spending also takes into consideration our targeted capacity utilization levels and current industry conditions. We have, in the past, generally funded our capital expenditures with cash from operations and funds available to us under revolving bank credit facilities. We expect to fund future capital expenditures from cash on hand, from operations and from funds available to us under the Revolving Credit Facility.

Payment of Cash Dividends and Share Repurchase Program

During the first quarter of 2015, the Company declared a quarterly cash dividend of $0.19 per share on its common stock, resulting in total dividends of $19.9. During the second quarter of 2015, the Company declared a quarterly cash dividend of $0.19 per share on its common stock, resulting in total dividends of $19.9.  During the third quarter of 2015, the Company declared a quarterly cash dividend of $0.19 per share on its common stock, resulting in total dividends of $19.8.

On November 11, 2014, the Company announced that its Board of Directors authorized a $400.0 share repurchase program. During the third quarter of 2015, the Company repurchased 1,262,176 shares of common stock at an average price of $47.55 per share for a total of $60.0. At September 30, 2015, the Company had $340.0 of authorization remaining under its share repurchase program.

Outstanding Debt and Other Financing Arrangements

Outstanding long-term debt as of September 30, 2015 consisted of $2,064.0 outstanding under the Term Loan Facility, none of which was current. During the third quarter, the Company repaid $125.0 of its outstanding Term Loan Facility. In addition, the Company has a $600.0 Revolving Credit Facility of which there were no amounts outstanding as of September 30, 2015. On a net basis, after taking into consideration the unamortized original issue discount and debt issue costs for the Term Loan Facility, long-term debt was $2,033.0.

The Credit Agreement provides an option to request additional incremental revolving credit borrowing capacity and incremental term loans, in each case upon the satisfaction of certain customary terms and conditions.

Our obligations under the Credit Agreement are secured by liens on substantially all of our domestic assets, including a pledge of a portion of the capital stock of certain foreign subsidiaries owned directly. Amounts borrowed and outstanding under the Term Loan Facility will, in certain circumstances, be required to be prepaid with the proceeds from certain asset sales, subject to certain thresholds and reinvestment rights. The Term Loan Facility amortizes at 1% of the initial funded principal amount annually, with the balance due for repayment at final maturity in December 2021. At the Company’s election, the Credit Agreement allows for the prepayment of the Term Loan Facility to be applied to reduce any subsequent scheduled amortization payments. Unless terminated earlier or extended, the Revolving Credit Facility will mature in December 2019.

The Revolving Credit Facility contains an interest coverage ratio financial covenant (as defined therein) that must be maintained at a level greater than 3.0 to 1 and a total leverage ratio covenant (as defined therein) which limits gross debt to a 5.25 to 1 multiple of EBITDA (as defined therein). The Credit Agreement contains customary affirmative covenants, negative covenants, restrictions on the payment of dividends and the repurchase of our stock and conditions precedent for borrowing. We were in compliance with all of the covenants, restrictions and conditions precedent in the Credit Agreement as of September 30, 2015.

Contractual Obligations

The following table reflects our contractual obligations and commercial commitments as of September 30, 2015. Commercial commitments include lines of credit, guarantees and other potential cash outflows resulting from a contingent event that requires performance by us or our subsidiaries pursuant to a funding commitment.

Contractual Obligations	2015	2016	2017	2018	2019	Thereafter	Total
Long-term debt and other non-current liabilities (1)	$-	$2.6	$1.5	$1.3	$1.3	$2,075.0	$2,081.7
Operating leases	7.1	26.3	25.3	22.7	19.0	87.6	188.0
Purchase obligations (2)	8.7	4.7	1.6	-	-	-	15.0
Future interest payments on outstanding debt (3)	21.4	84.9	84.9	85.0	85.0	167.5	528.7
Total	$37.2	$118.5	$113.3	$109.0	$105.3	$2,330.1	$2,813.4

Commercial Commitments
Letters of credit	$8.5	-	-	-	-	-	$8.5

(1)

Our liability for unrecognized tax benefits of $80.0 at September 30, 2015 has been omitted from the above table because we cannot determine with certainty when this liability will be settled. It is reasonably possible that the amount of liability for unrecognized tax benefits will change in the next twelve months; however, we do not expect the change to have a significant impact on our consolidated financial statements.

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

(3)

Interest payments include interest payments due on the Term Loan Facility based on minimum principal payments and using LIBOR as in effect at September 30, 2015 which was the higher of three-month LIBOR or 0.75%. Actual interest payments on the Term Loan Facility and, to the extent we draw under it, the Revolving Credit Facility, will fluctuate based on LIBOR or ABR pursuant to their terms.

We believe that our cash flows, together with cash on hand and the availability under the Revolving Credit Facility, provide us with the ability to fund our operations, make planned capital expenditures, make scheduled debt service payments and fund dividends and share repurchases, if any, for at least the next twelve months. However, such cash flows are dependent upon our future operating performance, which, in turn, is subject to prevailing economic conditions and to financial, business and other factors, including the conditions of our markets, some of which are beyond our control. If, in the future, we cannot generate sufficient cash from operations to meet our debt service or other obligations, we will need to refinance such debt obligations, obtain additional financing or sell assets. We cannot assure you that our business will generate cash from operations or that we will be able to obtain financing from other sources sufficient to satisfy our debt service, dividends, share repurchases or other requirements.

Off-Balance Sheet Arrangements

Lease Arrangements

We finance our use of certain equipment under committed lease arrangements provided by various financial institutions. Since the terms of these arrangements meet the accounting definition of operating lease arrangements, the aggregate sum of future minimum lease payments is not reflected in our condensed consolidated balance sheets. Our aggregate future minimum lease payments under these arrangements total approximately $188.0 at September 30, 2015.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements can be identified by the use of words such as “believe,” “expect,” “expectations,” “plans,” “strategy,” “prospects,” “estimate,” “project,” “target,” “anticipate,” “continue,” “will,” “should,” “could,” “intend,” “may,” “see,” “guidance,” “confident” and other words of similar meaning in connection with a discussion of future operating or financial performance. Forward-looking statements include, but are not limited to, all statements that do not relate solely to historical or current facts, including statements regarding acquisitions, the expected benefits derived from acquisitions, implementation and expected benefits of lean manufacturing and continuous improvement plans, our dealings with customers and partners, the consolidation of facilities, reduction of our workforce, integration of acquired businesses, ongoing capital expenditures, our ability to grow our business, the adequacy of funds to meet our capital requirements and scheduled debt service obligations, the ability to refinance our indebtedness, if necessary, the reduction of debt, the potential impact of new accounting pronouncements, the impact on our business of  decreases in passenger traffic and the size of the airline fleet, and our capital allocation policy and ability to declare and pay dividends or make share repurchases. Such forward-looking statements include risks and uncertainties and our actual experience and results may differ materially from the experience and results anticipated in such statements. Factors that might cause such a difference include those discussed in our filings with the SEC, under the heading "Risk Factors" in our Annual

Report on Form 10-K for the fiscal year ended December 31, 2014 as well as future events that may have the effect of reducing our available operating income and cash balances, such as unexpected operating losses, the impact of rising fuel prices on our airline customers, outbreaks in national or international hostilities, terrorist attacks, prolonged health and environmental issues which reduce air travel demand, delays in, or unexpected costs associated with, the integration of our acquired businesses and businesses we acquire in the future, conditions in the airline industry, conditions in the business jet industry, regulatory developments, litigation costs, problems meeting customer delivery requirements, our success in winning new or expected refurbishment contracts from customers, capital expenditures, increased leverage, the discretion of our board of directors, including with respect to the declaration and payment of future dividends and future repurchases of our shares, possible future acquisitions, facility closures, product transition costs, labor disputes involving us, our significant customers, our significant customers’ suppliers or airframe manufacturers, the impact of a prolonged global recession, the possibility of a write-down of intangible assets, delays or inefficiencies in the introduction of new products, fluctuations in currency exchange rates or our inability to properly manage our rapid growth.

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

From time to time, we and our foreign subsidiaries may enter into foreign currency exchange contracts to manage risk on transactions conducted in foreign currencies. At September 30, 2015, we had no outstanding forward currency exchange contracts. In addition, we have not entered into any other derivative financial instruments.

Interest Rates – As of September 30, 2015, we had $2.1 billion of adjustable rate debt outstanding. We do not engage in transactions intended to hedge our exposure to changes in interest rates. If adjustable interest rates were to increase or decrease by 10%, we estimate annual interest expense would increase or decrease by approximately $8.3.

As of September 30, 2015, we maintained a portfolio of cash and securities consisting mainly of taxable, interest-bearing deposits with weighted average maturities of less than three months. If short-term interest rates were to increase or decrease by 10%, we estimate interest income would increase or decrease by less than $0.1.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Executive Chairman of the Board of

Directors, President and Chief Executive Officer and Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer and Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act), as of September 30, 2015. Based upon that evaluation, the President and Chief Executive Officer and Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the third quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information on the Company’s repurchases of our common stock during the third quarter of 2015:

			Total Number of	Maximum
			Shares Purchased	Value of
			as Part of	Shares That May
			Publicly	Yet Be Purchased
	Total Number of	Average Price	Announced	Under the
Period	Shares Purchased (1)	Paid per Share (1)	Program (2)	Program (2)
July 1-31, 2015	40,627	$48.92	40,500	$398,018,845
August 1-31, 2015	288,324	50.24	281,976	383,853,267
September 1-30, 2015	939,700	46.68	939,700	339,988,261
	1,268,651	47.56	1,262,176

(1)

Includes 6,475 shares purchased from employees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting of restricted stock grants under the Company’s Long-Term Incentive Plan.

(2)	On November 11, 2014, the Board authorized a share repurchase program for the repurchase of outstanding shares of the Company’s Common Stock having an aggregate purchase price of up to $400 million.

ITEM 6. EXHIBITS

Exhibit 10(iii) – Management Contracts and Executive Compensation Plans, Contracts and Arrangements

10.1   Employment Agreement for Tom Plant dated as of February 4, 2013

10.2   First Amendment to Employment Agreement for Tom Plant dated as of August 10, 2015

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

B/E AEROSPACE, INC.

Date: October 30, 2015	By:	/s/ Werner Lieberherr
Werner Lieberherr
President and Chief Executive Officer

Date: October 30, 2015	By:	/s/ Joseph T. Lower
Joseph T. Lower
Vice President and Chief Financial Officer