Form 10-Q
period 2016-03-31
B/E AEROSPACE INC
filed 2016-04-27
CIK 861361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For The Quarterly Period Ended March 31, 2016

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

The registrant has one class of common stock, $0.01 par value, of which 102,202,707 shares were outstanding as of April 25, 2016.

B/E AEROSPACE, INC.

Form 10-Q for the Quarter Ended March 31, 2016

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

B/E AEROSPACE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In Millions, Except Per Share Data)

	March 31,	December 31,
	2016	2015

ASSETS

Current assets:
Cash and cash equivalents	$105.0	$154.1
Accounts receivable – trade, less allowance for doubtful accounts	418.7	354.6
Inventories	1,152.1	1,091.9
Other current assets	53.8	57.8
Total current assets	1,729.6	1,658.4

Property and equipment, net of accumulated depreciation ($332.0 at March 31, 2016 and $320.0 at December 31, 2015)	390.8	391.2
Goodwill	821.6	813.2
Identifiable intangible assets	230.3	231.3
Other assets	46.8	46.8
	$3,219.1	$3,140.9

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$305.8	$300.5
Accrued liabilities	525.9	521.7
Total current liabilities	831.7	822.2

Long-term debt	2,060.2	2,034.1
Deferred income taxes	95.3	92.7
Other non-current liabilities	138.5	136.4

Commitments, contingencies and off-balance sheet arrangements (Note 8)
Stockholders’ equity:
Preferred stock, $0.01 par value; 1.0 shares authorized; no shares outstanding	-	-
Common stock, $0.01 par value; 200.0 shares authorized, 107.5 shares issued as of March 31, 2016 and 107.4 shares issued as of December 31, 2015	1.1	1.1
Additional paid-in capital	(839.6)	(847.8)
Treasury stock: 5.3 shares at March 31, 2016 and 4.2 shares at December 31, 2015	(230.7)	(183.9)
Retained earnings	1,294.0	1,232.9
Accumulated other comprehensive loss	(131.4)	(146.8)
Total stockholders’ equity	93.4	55.5
	$3,219.1	$3,140.9

See accompanying notes to condensed consolidated financial statements.

B/E AEROSPACE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

AND COMPREHENSIVE INCOME (UNAUDITED)

(In Millions, Except Per Share Data)

	Three months ended March 31,
	2016	2015

Revenues	$716.7	$690.0
Cost of sales	436.6	401.6
Selling, general and administrative	83.8	87.1
Research, development and engineering	66.9	75.6
Operating earnings	129.4	125.7

Operating earnings, as a percentage
of revenues	18.1%	18.2%

Interest expense, net	23.1	24.3

Earnings before income taxes	106.3	101.4
Income tax expense	23.7	23.8

Net earnings	82.6	77.6

Other comprehensive income (loss):
Foreign currency translation adjustment and other	15.4	(50.6)
Comprehensive income	$98.0	$27.0

Net earnings per common share:
Basic	$0.82	$0.74
Diluted	$0.81	$0.74

Dividends declared per share	$0.21	$0.19

Weighted average common shares:
Basic	101.1	104.5
Diluted	101.4	104.9

See accompanying notes to condensed consolidated financial statements.

B/E AEROSPACE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$82.6	$77.6
Adjustments to reconcile net earnings to net cash flows provided by operating activities, net of effects from acquisitions:
Depreciation and amortization	21.4	20.4
Deferred income taxes	0.7	2.7
Non-cash compensation	8.3	6.8
Provision for doubtful accounts	0.5	--
(Gain)/Loss on disposal of property and equipment	(0.2)	0.2
Tax benefits realized from prior exercises of restricted stock	(0.2)	(1.2)
Changes in operating assets and liabilities:
Accounts receivable	(62.3)	(75.1)
Inventories	(59.3)	(61.2)
Other current and non-current assets	6.0	40.3
Accounts payable and accrued liabilities	14.6	26.9
Net cash provided by operating activities	12.1	37.4

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(17.6)	(25.3)
Acquisitions, net of cash acquired	-	4.0
Other	(0.9)	(3.8)
Net cash used in investing activities	(18.5)	(25.1)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock, including share repurchases	(46.7)	(0.4)
Tax benefits realized from prior exercises of restricted stock	0.2	1.2
Borrowings on line of credit	100.0	--
Repayments on line of credit	(75.0)	--
Principal payments on long-term debt	-	(5.5)
Dividends	(21.2)	--
Net cash used in financing activities	(42.7)	(4.7)

Effect of foreign exchange rate changes on cash and cash equivalents	-	(4.7)

Net (decrease) increase in cash and cash equivalents	(49.1)	2.9
Cash and cash equivalents, beginning of period	154.1	292.5
Cash and cash equivalents, end of period	$105.0	$295.4

Supplemental disclosures of cash flow information:
Cash paid (refunded) during period for:
Interest	$22.1	$13.8
Income taxes, net of $5.6 payments in 2015	8.1	(24.4)

Supplemental schedule of noncash investing activities:
Accrued property additions	$3.3	$6.2

See accompanying notes to condensed consolidated financial statements.

B/E AEROSPACE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited - In Millions, Except Per Share Data)

Note 1.Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. All adjustments which, in the opinion of management, are considered necessary for a fair presentation of the results of operations for the periods shown are of a normal recurring nature and have been reflected in the condensed consolidated financial statements. The results of operations for the periods presented are not necessarily indicative of the results expected for the full fiscal year or for any future period. The information included in these condensed consolidated financial statements should be read in conjunction with the condensed consolidated financial statements and accompanying notes included in the B/E Aerospace, Inc. (the “Company”) Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts and related disclosures. Actual results could differ from those estimates.

Note 2.Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends ASC Topic 718, Compensation – Stock Compensation. The ASU includes multiple provisions intended to simplify various aspects of the accounting for share-based payments. Earlier adoption is permitted. The ASU is effective for annual periods beginning after December 15, 2016, and interim periods within those years. The Company is currently evaluating the effect of this update on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”), which supersedes ASC Topic 840, Leases, and creates a new topic, ASC Topic 842, Leases. This update is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Earlier adoption is permitted. ASU 2016-02 requires lessees to recognize a lease liability and a lease asset for all leases, including operating leases, with a term greater than 12 months on its balance sheet. The update also expands the required quantitative and qualitative disclosures surrounding leases. ASU 2016-02 will be applied using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company is currently evaluating the effect of this update on our consolidated financial statements.

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

Note 3.Inventories

Inventories are stated at the lower of cost or market. Cost is determined using FIFO or the weighted average cost method. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs. In accordance with industry practice, costs in inventory include amounts relating to long-term contracts with long production cycles and inventory items with long procurement cycles, some of which are not expected to be realized within one year. Work-in-process inventories include costs and estimated earnings in excess of billings on uncompleted contracts of $97.1 and $87.7 and capitalized development costs on long-term seller furnished equipment contracts of $472.1 and $438.1 as of March 31, 2016 and December 31, 2015, respectively. Inventories consist of the following:

	March 31,	December 31,
	2016	2015
Purchased materials and component parts	$334.1	$322.7
Work-in-process	772.1	722.7
Finished goods	45.9	46.5
	$1,152.1	$1,091.9

Note 4.Goodwill and Intangible Assets

The table below sets forth the intangible assets by major asset class, all of which were acquired through business purchase transactions:

				March 31, 2016			December 31, 2015
	Useful Life			Original	Accumulated	Net Book	Original	Accumulated	Net Book
	(Years)			Cost	Amortization	Value	Cost	Amortization	Value
Customer contracts and relationships	13	-	23	$131.8	$22.4	$109.4	$129.4	$20.1	$109.3
Acquired technologies and other	5	-	34	148.8	65.3	83.5	150.0	65.3	84.7
Trademarks and patents	3	-	20	25.2	13.7	11.5	27.1	16.3	10.8
Covenants not to compete	3	-	5	2.5	1.2	1.3	2.5	1.0	1.5
Trade names	5	-	20	29.1	4.5	24.6	29.0	4.0	25.0
				$337.4	$107.1	$230.3	$338.0	$106.7	$231.3

Amortization expense of intangible assets was $4.6 and $4.3 for the three months ended March 31, 2016 and 2015, respectively. The Company currently expects to recognize amortization expense of approximately $18 in each of the next five fiscal years. The future amortization amounts are estimates. Actual future amortization expense may be different due to future acquisitions, impairments, changes in amortization periods or other factors such as changes in exchange rates for assets acquired outside the United States. The Company expenses costs to renew or extend the term of a recognized intangible asset.

Goodwill increased $8.4 during the three months ended March 31, 2016 due to foreign currency translations.

Note 5.  Related Party Transactions

On December 16, 2014, we completed the spin-off of KLX Inc. (“KLX”) by means of the transfer of our Consumables Management Segment to KLX and the subsequent distribution to our stockholders of all the outstanding shares of KLX common stock (the “Spin-Off”). We retained our commercial aircraft and business jet segments.

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

In addition, we entered into a Tax Sharing and Indemnification Agreement with KLX. Under this agreement, we generally assume liability for all federal and state income taxes for all tax periods ending on or prior to December 31, 2014.

Sales and cost of sales to KLX for the three months ended March 31, 2016 and 2015 were immaterial to the consolidated financial statements. There were no material balances due to or due from KLX as of March 31, 2016 or December 31, 2015. Total purchases from KLX for the three months ended March 31, 2016 and 2015 were approximately $6.2 and $5.1, respectively.

Note 6.Long-Term Debt

The Company entered into a credit agreement dated as of December 16, 2014 (the “Credit Agreement”) governing its senior secured bank credit facilities, consisting of (a) a five-year, $600.0 revolving credit facility (the “Revolving Credit Facility”) and (b) a seven-year, $2,200.0 term loan facility (the “Term Loan Facility”).  Borrowings under the Revolving Credit Facility bear interest at an annual rate equal to the London interbank offered rate (“LIBOR”) plus 200 basis points or prime (as defined therein) plus 100 basis points (2.5% at March 31, 2016). There was $25.0 outstanding under the Revolving Credit Facility as of March 31, 2016 (no amount outstanding as of December 31, 2015).  Borrowings under the Term Loan Facility bear interest at an annual rate equal to LIBOR plus 325 basis points (LIBOR shall not be less than 75 basis points per annum) or ABR (as defined therein) plus 225 basis points (4.0% at March 31, 2016).

As of March 31, 2016, long-term debt consisted of $2,064.0 outstanding under the Term Loan Facility and $25.0 outstanding under the Revolving Credit Facility, neither of which were current. On a net basis, after taking into consideration unamortized original issue discount and debt issue costs for the Term Loan Facility, total debt was $2,060.2.

Letters of credit outstanding under the Revolving Credit Facility aggregated $8.8 at March 31, 2016 ($7.7 at December 31, 2015).

The Revolving Credit Facility contains an interest coverage ratio financial covenant (as defined therein) that must be maintained at a level greater than 3.0 to 1 and a total leverage ratio covenant (as defined therein) which limits gross debt to a 4.5 to 1 multiple of EBITDA (as defined therein). The Credit Agreement is collateralized by substantially all of the Company’s assets and contains customary affirmative covenants, negative covenants, restrictions on the payment of dividends and the repurchase of our stock, and conditions precedent for borrowings, all of which were met as of March 31, 2016.

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

The carrying amounts of cash and cash equivalents (which the Company classifies as Level 1 assets), accounts receivable – trade and accounts payable represent their respective fair values due to their short- term nature. The carrying value of the Revolving Credit Facility and Term Loan Facility approximates fair value based upon observable market data (which the Company classifies as Level 2).

The fair value information presented herein is based on pertinent information available to management at March 31, 2016 and December 31, 2015, respectively. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these condensed consolidated financial statements since those dates, and current estimates of fair value may differ significantly from the amounts presented herein.

Note 8.Commitments, Contingencies and Off-Balance Sheet Arrangements

Lease Commitments – The Company finances its use of certain facilities and equipment under committed lease arrangements provided by various institutions. Since the terms of these arrangements meet the accounting definition of operating lease arrangements, the aggregate sum of future minimum lease payments is not reflected on the condensed consolidated balance sheets. At March 31, 2016, future minimum lease payments under these arrangements approximated $178.0, the majority of which related to long-term real estate leases.

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

Compensation cost generally is recognized on a straight-line basis over the vesting period of the shares. Share-based compensation of $7.9 and $6.3 was recognized during the three months ended March 31, 2016 and 2015, respectively, related to the equity grants made pursuant to the LTIP. Unrecognized compensation expense related to equity grants, including the estimated impact of any future forfeitures, was $71.7 at March 31, 2016.

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

The following table presents revenues and operating earnings by reportable segment:

	Three months ended
	March 31,
	2016	2015
Revenues:
Commercial aircraft	$557.0	$526.1
Business jet	159.7	163.9
	$716.7	$690.0

Operating earnings(1)
Commercial aircraft	$104.7	$98.4
Business jet	24.7	27.3
Operating earnings	129.4	125.7

Interest expense, net	23.1	24.3
Earnings before income taxes	$106.3	$101.4

(1)

Operating earnings includes an allocation of corporate IT costs, employee benefits and general and administrative costs based on the proportion of each segment’s systems users, number of employees and sales, respectively.

The following table presents capital expenditures(1) by reportable segment:

	Three months ended
	March 31,
	2016	2015

Commercial aircraft	$15.1	$23.2
Business jet	2.5	2.1
	$17.6	$25.3

(1)	Corporate capital expenditures have been allocated to the above segments in a manner consistent with our corporate expense allocations.

The following table presents goodwill and total assets(1) by reportable segment:

	March 31, 2016			December 31, 2015
	Commercial	Business		Commercial	Business
	Aircraft	Jet	Consolidated	Aircraft	Jet	Consolidated
Goodwill	$374.8	$446.8	$821.6	$372.6	$440.6	$813.2
Total assets	2,194.3	1,024.8	3,219.1	2,120.5	1,020.4	3,140.9

(1)

Corporate assets (including cash and cash equivalents) of $273.2 and $322.2 at March 31, 2016 and December 31, 2015, respectively, have been allocated to the above segments in a manner consistent with our corporate expense allocations.

Note 11.  Net Earnings Per Common Share

Basic net earnings per common share is computed using the weighted average common shares outstanding during the period. Diluted net earnings per common share is computed by using the weighted average common shares outstanding including the dilutive effect of shares issued under the Employee Stock Purchase Plan and restricted shares based on an average share price during the period. For the three months ended March 31, 2016 and 2015, approximately 0.3 and 0.7 of the Company’s common stock, respectively, were excluded from the determination of diluted earnings per common share because their effect would have been anti-dilutive.

The computations of basic and diluted earnings per share for the three months ended March 31, 2016 and 2015, respectively, are as follows:

	Three months ended
	March 31,
	2016	2015

Net earnings	$82.6	$77.6

Basic weighted average common shares	101.1	104.5
Effect of restricted shares issued	0.3	0.4
Diluted weighted average common shares	101.4	104.9

Basic net earnings per common share	$0.82	$0.74
Diluted net earnings per common share	$0.81	$0.74

Note 12.  Accounting for Uncertainty in Income Taxes

In accordance with ASC Topic 740, Income Taxes, the Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. As of March 31, 2016 and December 31, 2015, the Company had $90.1 and $89.0, respectively, of net unrecognized tax benefits. This liability, if recognized, would affect the Company’s effective tax rate. The Company is currently undergoing a U.S. federal income tax examination for the year 2013. The Company is currently open to audit by the tax authorities for the nine tax years ended December 31, 2015.

The Company classifies interest and penalties related to income tax as income tax expense. The amount included in the Company’s liability for unrecognized tax benefits for interest and penalties was $2.9 and $2.3 as of March 31, 2016 and December 31, 2015, respectively.

Note 13.  Restructuring and Other Charges

During 2015, the Company recognized charges totaling $49.0 in connection with its cost reduction program. The charges reflect costs associated with facilities consolidation, product rationalization, workforce reductions and program discontinuance. The charges are included in the amounts and descriptions below, as appropriate.  The Company expects the cost reduction initiatives to offset inflationary pressures on wages, occupancy and infrastructure costs. The majority of the activities related to the cost reduction program are expected to be completed by the third quarter of 2016 and future charges are not expected to be material. No additional restructuring charges were incurred during the three months ended March 31, 2016.

The following table presents the liability balance and activity related to restructuring and other charges:

		Disposals
	Balance at	and Other		Balance at
	December 31, 2015	Noncash Charges	Cash Paid	March 31, 2016
Facility Consolidations	$9.2	$(0.5)	$(2.6)	$6.1
Employee Severance	2.2	(0.5)	(0.5)	1.2
	$11.4	$(1.0)	$(3.1)	$7.3

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In Millions, Except Per Share Data)

OVERVIEW

The following discussion and analysis addresses the results of our operations for the three months ended March 31, 2016, as compared to our results of operations for the three months ended March 31, 2015. In addition, the discussion and analysis addresses our liquidity, financial condition and other matters for these periods.

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

We provide comprehensive aircraft cabin interior reconfiguration, program management and certification services. In addition, we also design, engineer and manufacture customized fully integrated thermal and power management solutions for participants in the defense industry, aerospace original equipment manufacturers (“OEM” or “OEMs”) and the airlines.

We conduct our operations through strategic business units that have been aggregated under two reportable segments: commercial aircraft and business jet.

Revenues by reportable segment for the three months ended March 31, 2016 and March 31, 2015, respectively, were as follows:

	Three months ended March 31,
	2016		2015
		% of		% of
	Revenues	Revenues	Revenues	Revenues
Commercial aircraft	$557.0	77.7%	$526.1	76.2%
Business jet	159.7	22.3%	163.9	23.8%
Total revenues	$716.7	100.0%	$690.0	100.0%

Revenues by geographic segment (based on destination) for the three months ended March 31, 2016 and March 31, 2015, respectively, were as follows:

	Three months ended March 31,
	2016		2015
		% of		% of
	Revenues	Revenues	Revenues	Revenues
U.S.	$232.4	32.4%	$230.1	33.4%
Europe	152.1	21.2%	215.4	31.2%
Asia, Pacific Rim, Middle East and Other	332.2	46.4%	244.5	35.4%
Total revenues	$716.7	100.0%	$690.0	100.0%

Revenues by domestic and foreign operations for the three months ended March 31, 2016 and March 31, 2015, respectively, were as follows:

	Three months ended March 31,
	2016		2015
		% of		% of
	Revenues	Revenues	Revenues	Revenues
Domestic	$435.5	60.8%	$403.5	58.5%
Foreign	281.2	39.2%	286.5	41.5%
Total revenues	$716.7	100.0%	$690.0	100.0%

New product development is a strategic initiative for us. Our customers regularly request that we engage in new product development and enhancement activities. We believe these activities protect and enhance our leadership position. We believe our investments in research and development over the past several years have been a driving force behind our ongoing market share gains and the growth of our record backlog. Research, development and engineering spending was approximately 9.3% of revenues during the first quarter of 2016. We expect research and development expenditures to be approximately 10% of revenues over the next several years.

We also believe in providing our businesses with the tools required to remain competitive. In that regard, we have invested, and will continue to invest, in property and equipment that enhance our productivity. Taking into consideration recent awards to deliver multi-year programs for various Boeing and Airbus aircraft, our targeted capacity utilization levels, recent acquisitions and current industry conditions, we expect that our capital expenditures will be approximately $90 during 2016.

Positive industry trends continue to support our revenue growth outlook.  According to the International Air Transport Association (“IATA”), year-to-date global traffic is up a strong 7.8% driven primarily by the middle classes in Asia. Capacity has grown at a rate of 7.5%, resulting in continued healthy global load factors. Strong global traffic, disciplined global airline industry capacity additions, and the favorable resulting load factors have enabled the airlines to achieve and to sustain record levels of profitability.

For the full year 2016, IATA is forecasting global passenger traffic growth of approximately 7% and global airline profits of approximately $36 billion, up 10% over the record profits in 2015. Strong traffic growth and record airline profitability are driving high levels of aircraft deliveries by both Airbus and Boeing.

In contrast, many of the business jet OEMs are expected to see a decline in their delivery rates this year. The business jet OEMs have been adversely impacted by reduced demand for business jets due to lower oil prices impacting companies and countries leveraged to oil. The business jet OEMs are expected to see a net decline in their delivery rates this year. The helicopter market has also been, and is expected to continue to be, negatively impacted by lower oil prices and the cut in capital spending related to oil exploration. As we previously announced, we continue to expect our business jet segment to report negative revenue growth in 2016 reflecting current business jet and helicopter OEM headwinds as well as lower volumes of super first class products.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2016,
COMPARED TO THREE MONTHS ENDED MARCH 31, 2015

(In Millions, Except Backlog and Per Share Data)

	REVENUES
	Three months ended March 31,
			Percent
	2016	2015	Change
Commercial aircraft	$557.0	$526.1	5.9%
Business jet	159.7	163.9	-2.6%
Total revenues	$716.7	$690.0	3.9%

First quarter 2016 revenues of $716.7 increased 3.9%, as compared with the prior year period. Revenues increased due to revenue growth in the Commercial Aircraft Segment (“CAS”), which was somewhat offset by lower revenues in the Business Jet Segment (“BJS”).

Cost of sales for the current period was $436.6, or 60.9% of revenues, as compared with cost of sales of $401.6, or 58.2% of revenues, in the prior year period. Gross margin decreased due primarily to lower revenues and an unfavorable product mix at BJS as compared with the prior year period.

Selling, general and administrative (“SG&A”) expense for the first quarter of 2016 was $83.8, or 11.7% of revenues, as compared with SG&A expense of $87.1, or 12.6% of revenues, in the same period in 2015. The 90 basis point decrease in SG&A expense was primarily the result of cost reduction initiatives.

Engineering, research and development (“ER&D”) expense for the first quarter of 2016 was $66.9, or 9.3% of revenues, as compared with $75.6, or 11.0% of revenues, in the same period in 2015. ER&D expense decreased $8.7 as a result of program mix and lower engineering expense.

First quarter 2016 operating earnings were $129.4, an increase of 2.9%, and operating margin was 18.1%, a decrease of 10 basis points primarily due to lower revenues and margin at BJS, each as compared to the same period in 2015.

Interest expense in the current period of $23.1 decreased by $1.2 as compared with the prior year period primarily as the result of a lower amount of outstanding debt in the current year period.

First quarter 2016 earnings before income taxes were $106.3, an increase of $4.9, or 4.8%, as compared with the prior year period.

Income tax expense in the first quarter of 2016 of $23.7, or 22.3% of earnings before income taxes, remained flat as compared with the prior year period. The effective tax rate for the first quarter 2016 is approximately 22.3% as compared with approximately 23.5% in the prior year period.  The lower tax rate in the current quarter reflects the R&D tax credit that was permanently approved by Congress during the fourth quarter of 2015.  We expect an effective tax rate of approximately 22.3% for the full year 2016.

First quarter 2016 net earnings and net earnings per diluted share were $82.6 and $0.81 per share, an increase of 6.4% and 9.5%, respectively, as compared with the prior year period. Net earnings per share in the current period benefitted from fewer shares outstanding as a result of the Company’s share repurchase program.

Bookings during the first quarter of 2016 were approximately $790 million and the book-to-bill ratio for the first quarter of 2016 was approximately 1.1:1. Booked backlog at March 31, 2016 was approximately $3.3 billion, while awarded but unbooked was approximately $5.6 billion. Total backlog, both booked and awarded but unbooked, was approximately $8.9 billion.

     SEGMENT RESULTS

The following is a tabular summary and commentary of operating earnings by segment for the three months ended March 31, 2016 and 2015:

	OPERATING EARNINGS
	Three months ended March 31,
			Percent
	2016	2015	Change
Commercial aircraft	$104.7	$98.4	6.4%
Business jet	24.7	27.3	-9.5%
Total operating earnings	$129.4	$125.7	2.9%

First quarter 2016 CAS revenues of $557.0 increased 5.9%. The revenue increase was driven primarily by higher volumes of seating products, food and beverage preparation and storage equipment, A350 galleys and B737 lavatories. Operating earnings of $104.7 increased 6.4% and operating margin of 18.8% increased 10 basis points as compared with the prior year period.

First quarter 2016 BJS revenues of $159.7 increased at a double-digit rate on a sequential quarterly basis but decreased 2.6% as compared with the same period of the prior year.  Revenues declined as a result of the broad-based downturn in the new business jet and helicopter markets as well as lower volumes of super first class seating products. Operating earnings were $24.7 and operating margin of 15.5% decreased 120 basis points as a result of lower revenues and an unfavorable mix of products as compared with the prior year period.

LIQUIDITY AND CAPITAL RESOURCES

Current Financial Condition

As of March 31, 2016, our net debt-to-net capital ratio was 95.4%. Net debt was $1,955.2, which represented total debt of $2,060.2, less cash and cash equivalents of $105.0. At March 31, 2016, net capital (total debt plus total stockholders’ equity less cash and cash equivalents) was $2,048.6.

The Company entered into its Credit Agreement, dated as of December 16, 2014 (as amended, the “Credit Agreement”) consisting of (a) a five-year, $600.0 revolving credit facility (the “Revolving Credit Facility”) and (b) a seven-year, $2,200.0 term loan facility (the “Term Loan Facility”). At March 31, 2016, there was $25.0 outstanding under the Revolving Credit Facility (no amount outstanding as of December 31, 2015). The Revolving Credit Facility matures in December 2019 unless terminated earlier. Outstanding long-term debt as of March 31, 2016 consisted of $2,064.0 outstanding under the Term Loan Facility, none of which was current and $25.0 outstanding under the Revolving Credit Facility. On a net basis, after taking into consideration the unamortized original issue discount and debt issue costs for the Term Loan Facility, total debt was $2,060.2.

Cash on hand at March 31, 2016 decreased by $49.1 as compared with cash on hand at December 31, 2015, primarily as a result of cash flows from operating activities of $12.1 and net borrowings on our Revolving Credit Facility of $25.0 less capital expenditures of $17.6, dividend payments of $21.2 and share repurchases of $46.7. Shares repurchased included amounts purchased from employees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting of restricted stock grants under the Company’s Long-Term Incentive Plan. The substantial majority of our cash is held within the United States, and all of our foreign cash may be brought back into the United States in a tax efficient manner. Our liquidity requirements consist of working capital needs, ongoing capital expenditures, payments of interest and principal on our indebtedness and any dividends or share repurchases. Our primary requirements for working capital are directly related to the level of our operations.

Working capital as of March 31, 2016 was $897.9, an increase of $61.7 as compared with working capital at December 31, 2015. As of March 31, 2016, total current assets increased by $71.2 and total current liabilities increased by $9.5, in each case as compared to December 31, 2015. Total current assets increased primarily as a result of a $64.1 increase in accounts receivable and a $60.2 increase in inventories (both net of foreign currency translations) to support future revenue growth. The increase in total current liabilities was due to a $5.3 increase in accounts payable and a $4.2 increase in other current liabilities.

Cash Flows

As of March 31, 2016, our cash and cash equivalents were $105.0 as compared to $154.1 at December 31, 2015. Cash generated from operating activities was $12.1 for the three months ended March 31, 2016, as compared to $37.4 in the same period in the prior year. The primary sources of cash from operations during the three months ended March 31, 2016 were net earnings of $82.6, adjusted for depreciation and amortization of $21.4 and non-cash compensation of $8.3. Offsetting these sources of cash were an increase in accounts receivable of $62.3 and a $59.3 increase in inventories to support our record backlog.

Capital Spending

Our capital expenditures were $17.6 and $25.3 during the three months ended March 31, 2016 and 2015, respectively. We expect capital expenditures to be approximately $90 during 2016. These capital expenditures are needed to support our record total backlog of approximately $8.9 billion ($3.3 billion booked and $5.6 billion awarded but unbooked). Our capital spending also takes into consideration our targeted capacity utilization levels and current industry conditions. We have, in the past, generally funded our capital expenditures with cash from operations and funds available to us under revolving bank credit facilities. We expect to fund future capital expenditures from cash on hand, from operations and from funds available to us under the Revolving Credit Facility.

Payment of Cash Dividends and Share Repurchase Program

During the first quarter of 2016, the Company declared a quarterly cash dividend of $0.21 per share on its common stock, resulting in total dividends of $21.2.

On November 11, 2014, the Company announced that its Board of Directors authorized a $400.0 share repurchase program. During the first quarter of 2016, the Company repurchased 1,109,438 shares of common stock pursuant to its share repurchase program at an average price of $40.88 per share for a total of $45.3. At March 31, 2016, the Company had $204.6 of authorization remaining under its share repurchase program.

Outstanding Debt and Other Financing Arrangements

Outstanding long-term debt as of March 31, 2016 consisted of $2,064.0 outstanding under the Term Loan Facility, none of which was current and $25.0 outstanding under the Revolving Credit Facility. On a net basis, after taking into consideration the unamortized original issue discount and debt issue costs for the Term Loan Facility, total debt was $2,060.2.

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

The Revolving Credit Facility contains an interest coverage ratio financial covenant (as defined therein) that must be maintained at a level greater than 3.0 to 1 and a total leverage ratio covenant (as defined therein) which limits gross debt to a 4.5 to 1 multiple of EBITDA (as defined therein). The Credit Agreement contains customary affirmative covenants, negative covenants, restrictions on the payment of dividends and the repurchase of our stock and conditions precedent for borrowing. We were in compliance with all of the covenants, restrictions and conditions precedent in the Credit Agreement as of March 31, 2016.

Contractual Obligations

The following table reflects our contractual obligations and commercial commitments as of March 31, 2016. Commercial commitments include lines of credit, guarantees and other potential cash outflows resulting from a contingent event that requires performance by us or our subsidiaries pursuant to a funding commitment.

Contractual Obligations	2016	2017	2018	2019	2020	Thereafter	Total
Long-term debt and other non-current liabilities (1)	$0.9	$1.6	$1.2	$26.3	$1.3	$2,106.0	$2,137.3
Operating leases	19.7	24.4	22.8	19.8	18.4	72.9	178.0
Purchase obligations (2)	4.3	1.3	-	-	-	-	5.6
Future interest payments on outstanding debt (3)	64.0	84.9	84.9	85.0	85.0	85.0	488.8
Total	$88.9	$112.2	$108.9	$131.1	$104.7	$2,263.9	$2,809.7

Commercial Commitments
Letters of credit	$8.8	-	-	-	-	-	$8.8

(1)

Our liability for unrecognized tax benefits of $90.1 at March 31, 2016 has been omitted from the above table because we cannot determine with certainty when this liability will be settled. It is reasonably possible that the amount of liability for unrecognized tax benefits will change in the next twelve months; however, we do not expect the change to have a significant impact on our consolidated financial statements.

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

(3)

Interest payments include interest payments due on the Term Loan Facility based on minimum principal payments and using LIBOR as in effect at March 31, 2016 which was the higher of three-month LIBOR or 0.75%. Actual interest payments on the Term Loan Facility and, to the extent we draw under it, the Revolving Credit Facility, will fluctuate based on LIBOR or ABR pursuant to their terms.

We believe that our cash flows, together with cash on hand and the availability under the Revolving Credit Facility, provide us with the ability to fund our operations, make planned capital expenditures, make scheduled debt service payments and fund dividends and share repurchases, if any, for at least the next twelve months. However, such cash flows are dependent upon our future operating performance, which, in turn, is subject to prevailing economic conditions and to financial, business and other factors, including the conditions of our markets, some of which are beyond our control. If, in the future, we cannot generate sufficient cash from operations to meet our debt service or other obligations, we will need to refinance such debt obligations, obtain additional financing or sell assets. We cannot assure you that our business will generate cash from operations or that we will be able to obtain financing from other sources sufficient to satisfy our debt service, dividend, share repurchase or other requirements.

Off-Balance Sheet Arrangements

Lease Arrangements

We finance our use of certain equipment under committed lease arrangements provided by various financial institutions. Since the terms of these arrangements meet the accounting definition of operating lease arrangements, the aggregate sum of future minimum lease payments is not reflected in our condensed consolidated balance sheets. Our aggregate future minimum lease payments under these arrangements total approximately $178.0 at March 31, 2016.

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

Critical Accounting Policies

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. We believe that our critical accounting policies are limited to those described in the Critical Accounting Policies section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. There have been no changes to our critical accounting policies since December 31, 2015.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information to investors. This report includes forward-looking statements that reflect our current expectations and projections about our future results, performance, prospects, liquidity, expenditures, payment of dividends and repurchase of shares. Forward-looking statements include all statements that are not historical in nature or are not current facts. We have tried to identify these forward-looking statements by using words including “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “should,” “will” and similar expressions. These forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause our actual results, performance, prospects and ability to pay dividends or repurchase stock to differ materially from those expressed in, or implied by, these forward-looking statements. These factors include the risks, uncertainties, assumptions and other factors discussed under the headings “Item 1A. Risk Factors,” as well as “Item 1. Business,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, including: future events that may have the effect of reducing our available operating income and cash balances, such as unexpected operating losses, the impact of rising fuel prices on our airline customers, outbreaks in national or international hostilities, terrorist attacks, prolonged health and environmental issues that reduce air travel demand, delays in, or unexpected costs associated with, the integration of our acquired businesses, conditions in the airline industry, conditions in the business jet industry, problems meeting customer delivery requirements, our success in winning new or expected refurbishment contracts from customers, capital expenditures, increased leverage, possible future acquisitions, facility closures, product transition costs, labor disputes involving us, our significant customers’ suppliers or airframe manufacturers, the impact of a prolonged global recession, the possibility of a write-down of intangible assets, delays or inefficiencies in the introduction of new products, fluctuations in currency exchange rates or our inability to properly manage our rapid growth.

In light of these risks and uncertainties, you are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented herein. These statements should be considered only after carefully reading this entire Form 10-Q. Except as required under the federal securities laws and rules and regulations of the Securities and Exchange Commission (“SEC”), we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Additional risks that we may currently deem immaterial or that are not presently known to us could also cause the forward-looking events discussed in this Form 10-Q not to occur.

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

From time to time, we and our foreign subsidiaries may enter into foreign currency exchange contracts to manage risk on transactions conducted in foreign currencies. At March 31, 2016, we had no outstanding forward currency exchange contracts. In addition, we have not entered into any other derivative financial instruments.

Interest Rates – As of March 31, 2016, we had $2.1 billion of adjustable rate debt outstanding. We do not engage in transactions intended to hedge our exposure to changes in interest rates. If adjustable interest rates were to increase or decrease by 10%, we estimate annual interest expense would increase or decrease by approximately $8.3.

As of March 31, 2016, we maintained a portfolio of cash and securities consisting mainly of taxable, interest-bearing deposits with weighted average maturities of less than three months. If short-term interest rates were to increase or decrease by 10%, we estimate interest income would increase or decrease by less than $0.1.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Executive Chairman of the Board of Directors, President and Chief Executive Officer and Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer and Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act), as of March 31, 2016. Based upon that evaluation, the President and Chief Executive Officer and Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the first quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information on the Company’s repurchases of our common stock during the first quarter of 2016:

			Total Number of	Approximate Dollar
			Shares Purchased	Value of
			as Part of	Shares That May
			Publicly	Yet Be Purchased
	Total Number of	Average Price	Announced	Under the
Period	Shares Purchased (1)	Paid per Share (1)	Program (2)	Program (2)
January 1-31, 2016	-	$-	-	$249,924,535
February 1-29, 2016	1,142,896	40.88	1,109,438	204,575,813
March 1-31, 2016	-	-	-	204,575,813
Total	1,142,896	40.88	1,109,438

(1)

Includes 33,458 shares purchased from employees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting of restricted stock grants under the Company’s Long-Term Incentive Plan.

(2)

On November 11, 2014, the Board authorized a share repurchase program for the repurchase of outstanding shares of the Company’s Common Stock having an aggregate purchase price of up to $400 million. The share repurchase program expires November 10, 2016.

ITEM 6. EXHIBITS

Exhibits 10(iii) Management Contracts and Executive Compensation Plans, Contracts and Arrangements

10.1   Fourth Amendment to Amended and Restated Employment Agreement for Ryan M. Patch dated as of February 17, 2016 (incorporated by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the SEC on February 25, 2016).

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

B/E AEROSPACE, INC.

Date: April 27, 2016	By:	/s/ Werner Lieberherr
Werner Lieberherr
President and Chief Executive Officer

Date: April 27, 2016	By:	/s/ Joseph T. Lower
Joseph T. Lower
Vice President and Chief Financial Officer