Form 10-Q
period 2016-06-30
B/E AEROSPACE INC
filed 2016-07-29
CIK 861361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For The Quarterly Period Ended June 30, 2016

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

The registrant has one class of common stock, $0.01 par value, of which 101,625,079 shares were outstanding as of July 26, 2016.

B/E AEROSPACE, INC.

Form 10-Q for the Quarter Ended June 30, 2016

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

B/E AEROSPACE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In Millions, Except Per Share Data)

	June 30,	December 31,
	2016	2015

ASSETS

Current assets:
Cash and cash equivalents	$100.2	$154.1
Accounts receivable	420.6	354.6
Inventories	1,198.1	1,091.9
Other current assets	57.7	57.8
Total current assets	1,776.6	1,658.4

Property and equipment, net of accumulated depreciation ($340.9 at June 30, 2016 and $320.0 at December 31, 2015)	387.5	391.2
Goodwill	813.3	813.2
Identifiable intangible assets	224.2	231.3
Other assets	50.5	46.8
	$3,252.1	$3,140.9

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$314.0	$300.5
Accrued liabilities	539.3	521.7
Total current liabilities	853.3	822.2

Long-term debt	2,044.6	2,034.1
Deferred income taxes	96.4	92.7
Other non-current liabilities	139.1	136.4

Commitments, contingencies and off-balance sheet arrangements (Note 8)
Stockholders’ equity:
Preferred stock, $0.01 par value; 1.0 shares authorized; no shares outstanding	--	--
Common stock, $0.01 par value; 200.0 shares authorized, 107.6 shares issued as of June 30, 2016 and 107.4 shares issued as of December 31, 2015	1.1	1.1
Additional paid-in capital	(828.4)	(847.8)
Treasury stock: 6.0 shares at June 30, 2016 and 4.2 shares at December 31, 2015	(260.5)	(183.9)
Retained earnings	1,357.4	1,232.9
Accumulated other comprehensive loss	(150.9)	(146.8)
Total stockholders’ equity	118.7	55.5
	$3,252.1	$3,140.9

See accompanying notes to condensed consolidated financial statements.

B/E AEROSPACE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

AND COMPREHENSIVE INCOME (UNAUDITED)

(In Millions, Except Per Share Data)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015

Revenues	$753.1	$700.6	$1,469.8	$1,390.6
Cost of sales	447.8	420.1	884.4	821.7
Selling, general and administrative	87.9	86.2	171.7	173.3
Research, development and engineering	80.8	67.0	147.7	142.6
Operating earnings	136.6	127.3	266.0	253.0

Operating earnings, as a percentage of revenues	18.1%	18.2%	18.1%	18.2%

Interest expense, net	22.7	24.1	45.8	48.4

Earnings before income taxes	113.9	103.2	220.2	204.6
Income tax expense	29.1	24.3	52.8	48.1

Net earnings	84.8	78.9	167.4	156.5

Other comprehensive (loss) income:
Foreign currency translation adjustment and other	(19.5)	27.3	(4.1)	(23.3)
Comprehensive income	$65.3	$106.2	$163.3	$133.2

Net earnings per common share:
Basic	$0.85	$0.76	$1.66	$1.50
Diluted	$0.84	$0.75	$1.66	$1.49

Dividends declared per share	$0.21	$0.19	$0.42	$0.38

Weighted average common shares:
Basic	100.2	104.5	100.7	104.5
Diluted	100.7	105.0	101.1	105.0

See accompanying notes to condensed consolidated financial statements.

B/E AEROSPACE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In Millions)

	Six months ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$167.4	$156.5
Adjustments to reconcile net earnings to net cash flows provided by operating activities, net of effects from acquisitions:
Depreciation and amortization	42.2	41.3
Deferred income taxes	2.6	5.5
Non-cash compensation	16.7	14.3
Provision for doubtful accounts	0.9	0.2
Loss on disposal of property and equipment	1.0	0.2
Tax benefits realized from prior exercises of restricted stock	(0.4)	(2.4)
Changes in operating assets and liabilities:
Accounts receivable	(73.4)	(95.6)
Inventories	(118.0)	(107.1)
Other current and non-current assets	(2.9)	62.3
Accounts payable and accrued liabilities	58.0	34.7
Net cash provided by operating activities	94.1	109.9

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(36.1)	(48.0)
Acquisitions, net of cash acquired	--	4.3
Other	(1.0)	(5.1)
Net cash used in investing activities	(37.1)	(48.8)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock issued	2.5	3.1
Purchase of treasury stock, including share repurchases	(76.6)	(0.4)
Tax benefits realized from prior exercises of restricted stock	0.4	2.4
Borrowings on line of credit	160.0	--
Repayments on line of credit	(150.0)	--
Principal payments on long-term debt	--	(11.0)
Dividends	(42.2)	(19.9)
Net cash used in financing activities	(105.9)	(25.8)

Effect of foreign exchange rate changes on cash and cash equivalents	(5.0)	(1.5)

Net (decrease) increase in cash and cash equivalents	(53.9)	33.8
Cash and cash equivalents, beginning of period	154.1	292.5
Cash and cash equivalents, end of period	$100.2	$326.3

Supplemental disclosures of cash flow information:
Cash paid (refunded) during period for:
Interest	$44.7	$37.4
Income taxes, net of $14.2 payments in 2015	31.2	(30.0)

Supplemental schedule of noncash investing activities:
Accrued property additions	$2.8	$5.5

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which updated the guidance in ASC Topic 606, Revenue Recognition. The new standard was originally effective for reporting periods beginning after December 15, 2016 and early adoption was not permitted. In August 2015, the FASB issued ASU 2015-14 which amended the effective date of this ASU to fiscal years beginning after December 15, 2017, and early adoption is permitted only for fiscal years beginning after December 15, 2016. Accordingly, we plan to adopt this ASU on January 1, 2018. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should identify the contract(s) with a customer, identify the performance obligations in the contract(s), determine the transaction price, allocate the transaction price to the performance obligations in the contract(s) and recognize revenue when (or as) the entity satisfies a performance obligation. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. The Company is currently evaluating the impact this guidance will have on its consolidated financial condition, results of operations, cash flows, business processes, systems, internal controls and disclosures and is currently unable to estimate the impact of adopting this guidance.

Note 3.Inventories

Inventories are stated at the lower of cost or market. Cost is determined using FIFO or the weighted average cost method. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs. In accordance with industry practice, costs in inventory include amounts relating to long-term contracts with long production cycles and inventory items with long procurement cycles, some of which are not expected to be realized within one year. Work-in-process inventories include costs and estimated earnings in excess of billings on uncompleted contracts of $101.6 and $87.7 and capitalized development costs on long-term seller furnished equipment contracts of $488.6 and $438.1 as of June 30, 2016 and December 31, 2015, respectively. Inventories consist of the following:

	June 30,	December 31,
	2016	2015
Purchased materials and component parts	$340.3	$322.7
Work-in-process	807.6	722.7
Finished goods	50.2	46.5
	$1,198.1	$1,091.9

Note 4.Goodwill and Intangible Assets

The table below sets forth the intangible assets by major asset class, all of which were acquired through business purchase transactions:

				June 30, 2016			December 31, 2015
	Useful Life			Original	Accumulated	Net Book	Original	Accumulated	Net Book
	(Years)			Cost	Amortization	Value	Cost	Amortization	Value
Customer contracts and relationships	13	-	23	$129.8	$24.0	$105.8	$129.4	$20.1	$109.3
Acquired technologies and other	5	-	34	148.3	66.6	81.7	150.0	65.3	84.7
Trade names	5	-	20	28.7	4.9	23.8	29.0	4.0	25.0
Trademarks and patents	3	-	20	25.8	13.9	11.9	27.1	16.3	10.8
Covenants not to compete	3	-	5	2.3	1.3	1.0	2.5	1.0	1.5
				$334.9	$110.7	$224.2	$338.0	$106.7	$231.3

Amortization expense of intangible assets was $4.5 and $4.2 for the three months ended June 30, 2016 and 2015, respectively, and $9.1 and $8.5 for the six months ended June 30, 2016 and 2015, respectively. The Company currently expects to recognize amortization expense of approximately $18 in each of the next five fiscal years. The future amortization amounts are estimates. Actual future amortization expense may be different due to future acquisitions, impairments, changes in amortization periods or other factors such as changes in exchange rates for assets acquired outside the United States. The Company expenses costs to renew or extend the term of a recognized intangible asset.

Goodwill increased $0.1 during the six months ended June 30, 2016 due to foreign currency translations.

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

Sales and cost of sales to KLX for the three and six months ended June 30, 2016 and 2015 were immaterial to the consolidated financial statements. There were no material balances due to or due from KLX as of June 30, 2016 or December 31, 2015. Total purchases from KLX were approximately $4.4 for the three months ended June 30, 2016 and 2015, and $10.6 and $9.5 for the six months ended June 30, 2016 and 2015, respectively.

Note 6.Long-Term Debt

The Company entered into a credit agreement dated as of December 16, 2014 (as amended, the “Credit Agreement”) governing its senior secured bank credit facilities, consisting of (a) a five-year, $600.0 revolving credit facility (the “Revolving Credit Facility”) and (b) a seven-year, $2,200.0 term loan facility (the “Term Loan Facility”). The most recent amendment to the Credit Agreement on May 27, 2016 decreased the effective borrowing rate, increased the amount available for dividend and share repurchases and provided greater flexibility to securitize assets. Borrowings under the Revolving Credit Facility bear interest at an annual rate equal to the London interbank offered rate (“LIBOR”) plus 200 basis points or prime (as defined therein) plus 100 basis points (4.5% at June 30, 2016). There was $10.0 outstanding under the Revolving Credit Facility as of June 30, 2016 (no amount outstanding as of December 31, 2015).  Borrowings under the Term Loan Facility bear interest at an annual rate equal to LIBOR plus 300 basis points (LIBOR shall not be less than 75 basis points per annum) or ABR (as defined therein) plus 200 basis points (3.75% at June 30, 2016).

As of June 30, 2016, long-term debt consisted of $2,064.0 outstanding under the Term Loan Facility and $10.0 outstanding under the Revolving Credit Facility, neither of which were current. On a net basis, after taking into consideration unamortized original issue discount and debt issue costs for the Term Loan Facility, total debt was $2,044.6.

Letters of credit outstanding under the Revolving Credit Facility aggregated $14.3 at June 30, 2016 ($7.7 at December 31, 2015).

The Revolving Credit Facility contains an interest coverage ratio financial covenant (as defined therein) that must be maintained at a level greater than 3.0 to 1 and a total leverage ratio covenant (as defined therein) which limits gross debt to a 4.5 to 1 multiple of EBITDA (as defined therein). The Credit Agreement is collateralized by substantially all of the Company’s assets and contains customary affirmative covenants, negative covenants, restrictions on the payment of dividends and the repurchase of our stock, and conditions precedent for borrowings, all of which were met as of June 30, 2016.

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

The fair value information presented herein is based on pertinent information available to management at June 30, 2016 and December 31, 2015, respectively. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these condensed consolidated financial statements since those dates, and current estimates of fair value may differ significantly from the amounts presented herein.

Note 8.Commitments, Contingencies and Off-Balance Sheet Arrangements

Lease Commitments – The Company finances its use of certain facilities and equipment under committed lease arrangements provided by various institutions. Since the terms of these arrangements meet the accounting definition of operating lease arrangements, the aggregate sum of future minimum lease payments is not reflected on the condensed consolidated balance sheets. At June 30, 2016, future minimum lease payments under these arrangements approximated $178.4, the majority of which related to long-term real estate leases.

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

Compensation cost generally is recognized on a straight-line basis over the vesting period of the shares. Share-based compensation of $8.2 and $7.2 was recognized during the three months ended June 30, 2016 and 2015, respectively, and $16.1 and $13.5 was recognized during the six months ended June 30, 2016 and 2015, respectively, related to the equity grants made pursuant to the LTIP. Unrecognized compensation expense related to equity grants, including the estimated impact of any future forfeitures, was $63.2 at June 30, 2016.

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

The following table presents revenues and operating earnings by reportable segment:

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenues:
Commercial aircraft	$610.8	$539.3	$1,167.8	$1,065.4
Business jet	142.3	161.3	302.0	325.2
	$753.1	$700.6	$1,469.8	$1,390.6

Operating earnings(1)
Commercial aircraft	$114.6	$99.7	$219.3	$198.1
Business jet	22.0	27.6	46.7	54.9
Operating earnings	136.6	127.3	266.0	253.0

Interest expense, net	22.7	24.1	45.8	48.4
Earnings before income taxes	$113.9	$103.2	$220.2	$204.6

(1)

Operating earnings includes an allocation of corporate IT costs, employee benefits and general and administrative costs based on the proportion of each segment’s systems users, number of employees and sales, respectively.

The following table presents capital expenditures(1) by reportable segment:

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Commercial aircraft	$14.3	$13.3	$29.4	$36.5
Business jet	4.2	9.4	6.7	11.5
	$18.5	$22.7	$36.1	$48.0

(1)	Corporate capital expenditures have been allocated to the above segments in a manner consistent with our corporate expense allocations.

The following table presents goodwill and total assets(1) by reportable segment:

	June 30, 2016			December 31, 2015
	Commercial	Business		Commercial	Business
	Aircraft	Jet	Consolidated	Aircraft	Jet	Consolidated
Goodwill	$372.3	$441.0	$813.3	$372.6	$440.6	$813.2
Total assets	2,251.9	1,000.2	3,252.1	2,120.5	1,020.4	3,140.9

(1)

Corporate assets (including cash and cash equivalents) of $275.5 and $322.2 at June 30, 2016 and December 31, 2015, respectively, have been allocated to the above segments in a manner consistent with our corporate expense allocations.

Note 11.  Net Earnings Per Common Share

Basic net earnings per common share is computed using the weighted average common shares outstanding during the period. Diluted net earnings per common share is computed by using the weighted average common shares outstanding including the dilutive effect of shares issued under the Employee Stock Purchase Plan and restricted shares based on an average share price during the period. For the three months ended June 30, 2016 and 2015, approximately 0.5 and 0.4 shares, respectively, and for the six months ended June 30, 2016 and 2015, approximately 0.4 and 0.6 shares, respectively, of the Company’s common stock were excluded from the determination of diluted earnings per common share because their effect would have been anti-dilutive.

The computations of basic and diluted earnings per share for the three and six months ended June 30, 2016 and 2015, respectively, are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Net earnings	$84.8	$78.9	$167.4	$156.5

Basic weighted average common shares	100.2	104.5	100.7	104.5
Effect of restricted shares issued	0.5	0.5	0.4	0.5
Diluted weighted average common shares	100.7	105.0	101.1	105.0

Basic net earnings per common share	$0.85	$0.76	$1.66	$1.50
Diluted net earnings per common share	$0.84	$0.75	$1.66	$1.49

Note 12.  Accounting for Uncertainty in Income Taxes

In accordance with ASC Topic 740, Income Taxes, the Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. As of June 30, 2016 and December 31,

2015, the Company had $90.4 and $89.0, respectively, of net unrecognized tax benefits. This liability, if recognized, would affect the Company’s effective tax rate. The Company is currently undergoing a U.S. federal income tax examination for the year 2013. The Company is currently open to audit by the tax authorities for the nine tax years ended December 31, 2015.

Note 13.  Restructuring and Other Charges

During 2015, the Company recognized charges totaling $49.0 in connection with its cost reduction program. The charges reflect costs associated with facilities consolidation, product rationalization, workforce reductions and program discontinuance. The charges are included in the amounts and descriptions below, as appropriate.  The Company expects the cost reduction initiatives to offset inflationary pressures on wages, occupancy and infrastructure costs. The majority of the activities related to the cost reduction program are expected to be completed by the end of 2016 and future charges are not expected to be material. No additional restructuring charges were incurred during the six months ended June 30, 2016.

The following table presents the liability balance and activity related to restructuring and other charges:

		Disposals
	Balance at	and Other		Balance at
	December 31, 2015	Noncash Charges	Cash Paid	June 30, 2016
Facility Consolidations	$9.2	$(0.5)	$(3.1)	$5.6
Employee Severance	2.2	(0.5)	(0.6)	1.1
	$11.4	$(1.0)	$(3.7)	$6.7

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In Millions, Except Per Share Data)

OVERVIEW

The following discussion and analysis addresses the results of our operations for the three and six months ended June 30, 2016, as compared to our results of operations for the three and six months ended June 30, 2015. In addition, the discussion and analysis addresses our liquidity, financial condition and other matters for these periods.

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

Revenues by reportable segment for the three and six months ended June 30, 2016 and June 30, 2015, respectively, were as follows:

	Three months ended June 30,				Six months ended June 30,
	2016		2015		2016		2015
		% of		% of		% of		% of
	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues
Commercial aircraft	$610.8	81.1%	$539.3	77.0%	$1,167.8	79.5%	$1,065.4	76.6%
Business jet	142.3	18.9%	161.3	23.0%	302.0	20.5%	325.2	23.4%
Total revenues	$753.1	100.0%	$700.6	100.0%	$1,469.8	100.0%	$1,390.6	100.0%

Revenues by geographic segment (based on destination) for the three and six months ended June 30, 2016 and June 30, 2015, respectively, were as follows:

	Three months ended June 30,				Six months ended June 30,
	2016		2015		2016		2015
		% of		% of		% of		% of
	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues
U.S.	$292.4	38.8%	$243.4	34.7%	$524.8	35.7%	$473.4	34.0%
Europe	153.6	20.4%	184.1	26.3%	305.7	20.8%	399.5	28.7%
Asia, Pacific Rim, Middle East and Other	307.1	40.8%	273.1	39.0%	639.3	43.5%	517.7	37.3%
Total revenues	$753.1	100.0%	$700.6	100.0%	$1,469.8	100.0%	$1,390.6	100.0%

Revenues by domestic and foreign operations for the three and six months ended June 30, 2016 and June 30, 2015, respectively, were as follows:

	Three months ended June 30,				Six months ended June 30,
	2016		2015		2016		2015
		% of		% of		% of		% of
	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues
Domestic	$422.3	56.1%	$408.6	58.3%	$857.8	58.4%	$812.2	58.4%
Foreign	330.8	43.9%	292.0	41.7%	612.0	41.6%	578.4	41.6%
Total revenues	$753.1	100.0%	$700.6	100.0%	$1,469.8	100.0%	$1,390.6	100.0%

New product development is a strategic initiative for us. Our customers regularly request that we engage in new product development and enhancement activities. We believe these activities protect and enhance our leadership position. We believe our investments in research and development over the past several years have been a driving force behind our ongoing market share gains and the growth of our record backlog. Research, development and engineering spending was approximately 10.7% of revenues during the second quarter of 2016. We expect research and development expenditures to be approximately 10% of revenues over the next several years.

We also believe in providing our businesses with the tools required to remain competitive. In that regard, we have invested, and will continue to invest, in property and equipment that enhance our productivity. Taking into consideration recent awards to deliver multi-year programs for various Boeing and Airbus aircraft, our targeted capacity utilization levels, recent acquisitions and current industry conditions, we expect that our capital expenditures will be approximately $85 during 2016.

Strong long-term industry trends and a buyer furnished equipment business strategy which is leveraged to airline profitability and traffic growth continue to support our revenue growth outlook. Year-to-date global traffic is up 6% through May driven primarily by the growing middle classes around the world who have begun to access air travel. Traffic growth has moderated somewhat in April and May; however, it did grow at a healthy rate of 4.6% which supports forward fleet growth. Asia Pacific and Middle East traffic are up 8.1% and 11.2%, respectively, year-to-date. A number of airlines are currently facing lower unit revenue challenges as a result of lower airfares consistent with lower fuel prices. These airlines had anticipated an increase in demand growth that has not materialized. We believe this is a relatively short-term phenomenon and we expect airline managements will respond appropriately and adjust capacity to meet demand as they have done over the past decade.

Despite these challenges, the International Air Transport Association (“IATA”) continues to expect record aggregate airline profits in 2016. Strong traffic growth and record airline profitability are generating high levels of aircraft deliveries by both Airbus and Boeing.  Longer term, global airline traffic is expected to grow at a rate of about 4.5% to 5% annually, driven by the emerging middle classes around the world and ever increasing access to air travel.

In contrast to the strength in the commercial airline market, the business jet OEM market has been, and is expected to continue to be, adversely impacted by macroeconomic factors such as the collapse of oil prices, the developing country currency crisis and global economic uncertainty. At the recent European Business Aviation Convention & Exhibition, industry experts reported that the fleet remains in a state of significant oversupply with many used business jets at substantially lower prices than new business jets. Industry experts are expecting a decline of approximately 10% in new business jet deliveries in 2016 as compared to 2015. In addition, the civilian helicopter market has also been adversely impacted by macroeconomic factors, including particularly the collapse in oil prices.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2016,
COMPARED TO THREE MONTHS ENDED JUNE 30, 2015

(In Millions, Except Backlog and Per Share Data)

	REVENUES
	Three months ended June 30,
			Percent
	2016	2015	Change
Commercial aircraft	$610.8	$539.3	13.3%
Business jet	142.3	161.3	-11.8%
Total revenues	$753.1	$700.6	7.5%

Second quarter 2016 revenues of $753.1 increased 7.5%, as compared with the prior year period. Revenues increased due to revenue growth of 13.3% in the Commercial Aircraft Segment (“CAS”), which was partially offset by a reduction in revenue of 11.8% in the Business Jet Segment (“BJS”).

Cost of sales for the current period was $447.8, or 59.5% of revenues, as compared with cost of sales of $420.1, or 60.0% of revenues, in the prior year period. Gross margin increased due primarily to higher revenues and favorable product mix at CAS partially offset by lower revenues and an unfavorable product mix at BJS as compared with the prior year period.

Selling, general and administrative (“SG&A”) expense for the second quarter of 2016 was $87.9, or 11.7% of revenues, as compared with SG&A expense of $86.2, or 12.3% of revenues, in the same period in 2015. The 60 basis point decrease in SG&A expense as a percentage of revenues was primarily the result of cost reduction initiatives.

Engineering, research and development (“ER&D”) expense for the second quarter of 2016 was $80.8, or 10.7% of revenues, as compared with $67.0, or 9.6% of revenues, in the same period in 2015. ER&D expense increased as a result of program mix and higher engineering expense related to development programs.

Second quarter 2016 operating earnings were $136.6, an increase of 7.3%, and operating margin was 18.1%, a decrease of 10 basis points as a result of lower margins at BJS, each as compared to the same period in 2015.

Interest expense in the current period of $22.7 decreased by $1.4 as compared with the prior year period as the result of a lower amount of outstanding debt in the current year period.

Second quarter 2016 earnings before income taxes were $113.9, an increase of $10.7, or 10.4%, as compared with the prior year period.

We now expect our full year income tax rate for 2016 to be approximately 24%. As a result, the effective tax rate for the second quarter of 2016 is approximately 25.5% as compared with approximately 23.5% in the prior year period. The current quarter tax rate reflects the adjustment required to align the first half of 2016 results with this new expectation.

Second quarter 2016 net earnings and net earnings per diluted share were $84.8 and $0.84 per share, an increase of 7.5% and 12.0%, respectively, as compared with the prior year period. Net earnings per share in the current period benefitted from fewer shares outstanding as a result of the Company’s share repurchase program.

Bookings during the second quarter of 2016 were approximately $755 and the book-to-bill ratio for the second quarter of 2016 was approximately 1:1. Booked backlog at June 30, 2016 was approximately $3.3 billion, while awarded but unbooked was approximately $5.6 billion. Total backlog, both booked and awarded but unbooked, was approximately $8.9 billion.

     SEGMENT RESULTS

The following is a tabular summary and commentary of operating earnings by segment for the three months ended June 30, 2016 and 2015:

	OPERATING EARNINGS
	Three months ended June 30,
			Percent
	2016	2015	Change
Commercial aircraft	$114.6	$99.7	14.9%
Business jet	22.0	27.6	-20.3%
Total operating earnings	$136.6	$127.3	7.3%

Second quarter 2016 CAS revenues of $610.8 increased 13.3%. The revenue increase was driven primarily by higher volumes of seating products, food and beverage preparation and storage equipment, A350 galleys and B737 lavatories. Operating earnings of $114.6 increased 14.9% and operating margin of 18.8% increased 30 basis points as compared with the prior year period.

Second quarter 2016 BJS revenues of $142.3 decreased 11.8% as compared with the same period of the prior year.  Revenues declined as a result of the broad-based downturn in the new business jet and civilian helicopter markets and lower volumes of super first class seating products. Operating earnings of $22.0 decreased 20.3% and operating margin of 15.5% decreased 160 basis points as a result of lower revenues and an unfavorable mix of products as compared with the prior year period.

SIX MONTHS ENDED JUNE 30, 2016,

AS COMPARED TO SIX MONTHS ENDED JUNE 30, 2015

	REVENUES
	Six months ended June 30,
			Percent
	2016	2015	Change
Commercial aircraft	$1,167.8	$1,065.4	9.6%
Business jet	302.0	325.2	-7.1%
Total revenues	$1,469.8	$1,390.6	5.7%

For the six months ended June 30, 2016, revenues of $1,469.8 increased 5.7%, as compared with the prior year period. Revenues increased due to revenue growth of 9.6% in the CAS, which was partially offset by a reduction in revenues of 7.1% in the BJS.

Cost of sales for the current six month period was $884.4, or 60.2% of revenues, as compared with cost of sales of $821.7, or 59.1% of revenues, in the prior year period. Gross margin decreased due primarily to lower revenues and an unfavorable product mix at BJS as compared with the prior year period.

SG&A expense for the first six months of 2016 was $171.7, or 11.7% of revenues, as compared with SG&A of $173.3, or 12.5% of revenues, in the same period in 2015. The 80 basis point margin decrease in SG&A expense was primarily the result of cost reduction initiatives.

ER&D expense for the first six months of 2016 was $147.7, or 10.0% of revenues, as compared with $142.6, or 10.3% of revenues, in the same period in 2015. The 30 basis point decrease in ER&D was due to program mix, particularly within BJS. We expect that ER&D expense will approximate 10% of revenues for the full year 2016.

For the six months ended June 30, 2016, operating earnings of $266.0 increased $13.0, or 5.1%, and operating margin of 18.1% decreased 10 basis points as a result of lower margins at BJS, each as compared to the prior year period.

Interest expense in the first half of 2016 of $45.8 decreased by $2.6 as compared with the prior year period primarily as the result of a lower amount of outstanding debt in the current year period.

Earnings before income taxes in the current six month period of $220.2 increased by $15.6, or 7.6%, as compared with the prior year period.

Income tax expense for the six months ended June 30, 2016 of $52.8, or 24.0% of earnings before income taxes, increased by $4.7 as compared with the prior year period income tax expense of $48.1, which represented a 23.5% effective tax rate.

Net earnings for the first half of 2016 of $167.4 and net earnings per diluted share of $1.66 increased $10.9 and $0.17, or 7.0% and 11.4%, respectively, as compared with the prior year period.

Bookings for the six months ended June 30, 2016 were approximately $1.5 billion, representing a book-to-bill ratio of approximately 1.1 : 1.

    SEGMENT RESULTS

The following is a summary of operating earnings by segment:

	OPERATING EARNINGS
	Six months ended June 30,
			Percent
	2016	2015	Change
Commercial aircraft	$219.3	$198.1	10.7%
Business jet	46.7	54.9	-14.9%
Total operating earnings	$266.0	$253.0	5.1%

For the six months ended June 30, 2016, CAS revenues of $1,167.8 increased 9.6% as compared to the prior year period. The revenue increase was driven primarily by higher volumes of seating products, food and beverage preparation and storage equipment, A350 galleys and B737 lavatories. Operating earnings of $219.3 increased 10.7% and operating margin of 18.8% increased 20 basis points, each as compared with the prior year period.

For the six months ended June 30, 2016, BJS revenues of $302.0 decreased 7.1% as compared with the prior year period. Revenues declined as a result of the broad-based downturn in the new business jet and civilian helicopter markets and lower volumes of super first class seating products. Operating earnings decreased 14.9% to $46.7 and operating margin of 15.5% decreased 140 basis points as compared with the prior year period as a result of lower revenues and an unfavorable mix of products.

LIQUIDITY AND CAPITAL RESOURCES

Current Financial Condition

Cash on hand at June 30, 2016 decreased by $53.9 as compared with cash on hand at December 31, 2015, primarily as a result of capital expenditures of $36.1, dividend payments of $42.2 and share repurchases of $76.6, offset by cash flows from operating activities of $94.1 and net borrowings on our Revolving Credit Facility of $10.0. Shares repurchased included amounts purchased from employees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting of restricted stock grants under the Company’s Long-Term Incentive Plan. The substantial majority of our cash is held within the United States, and all of our foreign cash may be brought back into the United States in a tax efficient manner. Our liquidity requirements consist of working capital needs, ongoing capital expenditures, payments of interest and principal on our indebtedness and any dividends or share repurchases. Our primary requirements for working capital are directly related to the level of our operations.

Working capital as of June 30, 2016 was $923.3, an increase of $87.1 as compared with working capital at December 31, 2015. As of June 30, 2016, total current assets increased by $118.2 and total current liabilities increased by $31.1, in each case as compared to December 31, 2015. Total current assets increased primarily as a result of a $66.0 increase in accounts receivable and a $106.2 increase in inventories (both net of foreign currency translations) to support future revenue growth. The increase in total current liabilities was due to a $13.5 increase in accounts payable and a $17.6 increase in other current liabilities.

The Company entered into its Credit Agreement, dated as of December 16, 2014 (as amended, the “Credit Agreement”) consisting of (a) a five-year, $600.0 revolving credit facility (the “Revolving Credit Facility”) and (b) a seven-year, $2,200.0 term loan facility (the “Term Loan Facility”). The most recent amendment to the Credit Agreement on May 27, 2016 decreased the effective borrowing rate, increased the amount available for dividend and share repurchases and provided greater flexibility to securitize assets. At June 30, 2016, there was $10.0 outstanding under the Revolving Credit Facility (no amount outstanding as of December 31, 2015). The Revolving Credit Facility matures in December 2019 unless terminated earlier. Outstanding long-term debt as of June 30, 2016 consisted of $2,064.0 outstanding under the Term Loan Facility, none of which was current and $10.0 outstanding under the Revolving Credit Facility. On a net basis, after taking into consideration the unamortized original issue discount and debt issue costs for the Term Loan Facility, total debt was $2,044.6.

Cash Flows

As of June 30, 2016, our cash and cash equivalents were $100.2 as compared to $154.1 at December 31, 2015. Cash generated from operating activities was $94.1 for the six months ended June 30, 2016, as compared to $109.9 in the same period in the prior year. The primary sources of cash from operations during the six months ended June 30, 2016 were net earnings of $167.4, adjusted for depreciation and amortization of $42.2 and non-cash compensation of $16.7. Offsetting these sources of cash were an increase in accounts receivable of $73.4 and a $118.0 increase in inventories to support our record backlog.

Capital Spending

Our capital expenditures were $36.1 and $48.0 during the six months ended June 30, 2016 and 2015, respectively. We expect capital expenditures to be approximately $85 during 2016. These capital expenditures are needed to support our total backlog of approximately $8.9 billion ($3.3 billion booked and $5.6 billion awarded but unbooked). Our capital spending also takes into consideration our targeted capacity utilization levels and current industry conditions. We have, in the past, generally funded our capital expenditures with cash from operations and funds available to us under revolving bank credit facilities. We expect to fund future capital expenditures from cash on hand, from operations and from funds available to us under the Revolving Credit Facility.

Payment of Cash Dividends and Share Repurchase Program

During the first quarter of 2016, the Company declared a quarterly cash dividend of $0.21 per share on its common stock, resulting in total dividends of $21.2. During the second quarter of 2016, the Company declared a quarterly cash dividend of $0.21 per share on its common stock, resulting in total dividends of $21.0.

On November 11, 2014, the Company announced that its Board of Directors authorized a $400.0 share repurchase program. During the second quarter of 2016, the Company repurchased 611,900 shares of common stock pursuant to its share repurchase program at an average price of $48.78 per share for a total of $29.8. At June 30, 2016, the Company had $174.7 of authorization remaining under its share repurchase program.

Outstanding Debt and Other Financing Arrangements

Outstanding long-term debt as of June 30, 2016 consisted of $2,064.0 outstanding under the Term Loan Facility, none of which was current and $10.0 outstanding under the Revolving Credit Facility. On a net basis, after taking into consideration the unamortized original issue discount and debt issue costs for the Term Loan Facility, total debt was $2,044.6.

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

The Revolving Credit Facility contains an interest coverage ratio financial covenant (as defined therein) that must be maintained at a level greater than 3.0 to 1 and a total leverage ratio covenant (as defined therein) which limits gross debt to a 4.5 to 1 multiple of EBITDA (as defined therein). The Credit Agreement contains customary affirmative covenants, negative covenants, restrictions on the payment of dividends and the repurchase of our stock and conditions precedent for borrowing. We were in compliance with all of the covenants, restrictions and conditions precedent in the Credit Agreement as of June 30, 2016.

Contractual Obligations

The following table reflects our contractual obligations and commercial commitments as of June 30, 2016. Commercial commitments include lines of credit, guarantees and other potential cash outflows resulting from a contingent event that may require performance by us or our subsidiaries pursuant to a funding commitment.

Contractual Obligations	2016	2017	2018	2019	2020	Thereafter	Total
Long-term debt and other non-current liabilities (1)	$0.6	$1.8	$1.2	$11.3	$1.3	$2,106.5	$2,122.7
Operating leases	13.6	25.8	24.2	21.1	19.5	74.2	178.4
Purchase obligations (2)	4.0	1.4	-	-	-	-	5.4
Future interest payments on outstanding debt (3)	40.9	80.3	80.3	80.1	79.9	79.9	441.4
Total	$59.1	$109.3	$105.7	$112.5	$100.7	$2,260.6	$2,747.9

Commercial Commitments
Letters of credit	$14.3	-	-	-	-	-	$14.3

(1)

Our liability for unrecognized tax benefits of $90.4 at June 30, 2016 has been omitted from the above table because we cannot determine with certainty when this liability will be settled. It is reasonably possible that the amount of liability for unrecognized tax benefits will change in the next twelve months; however, we do not expect the change to have a significant impact on our consolidated financial statements.

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

(3)

Interest payments include interest payments due on the Term Loan Facility based on minimum principal payments and using LIBOR as in effect at June 30, 2016 which was the higher of three-month LIBOR or 0.75%. Actual interest payments on the Term Loan Facility and, to the extent we draw under it, the Revolving Credit Facility, will fluctuate based on LIBOR or ABR pursuant to their terms.

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

Off-Balance Sheet Arrangements

Lease Arrangements

We finance our use of certain equipment under committed lease arrangements provided by various financial institutions. Since the terms of these arrangements meet the accounting definition of operating lease arrangements, the aggregate sum of future minimum lease payments is not reflected in our condensed consolidated balance sheets. Our aggregate future minimum lease payments under these arrangements total approximately $178.4 at June 30, 2016.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information to investors. This Quarterly Report on Form 10-Q (this “Form 10-Q”) includes forward-looking statements that reflect our current expectations and projections about our future results, performance, prospects, liquidity, expenditures, payment of dividends and repurchase of shares. Forward-looking statements include all statements that are not historical in nature or are not current facts. We have tried to identify these forward-looking statements by using words including “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “should,” “will” and similar expressions. These forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause our actual results, performance, prospects and ability to pay dividends or repurchase stock to differ materially from those expressed in, or implied by, these forward-looking statements. These factors include the risks, uncertainties, assumptions and other factors discussed under the headings “Item 1A. Risk Factors,” as well as “Item 1. Business,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, including: future events that may have the effect of reducing our available operating income and cash balances, such as unexpected operating losses, the impact of rising fuel prices on our airline customers, outbreaks in national or international hostilities, terrorist attacks, prolonged health and environmental issues that reduce air travel demand, delays in, or unexpected costs associated with, the integration of our acquired businesses, conditions in the airline industry, conditions in the business jet industry, problems meeting customer delivery requirements, our success in winning new or expected refurbishment contracts from customers, capital expenditures, increased leverage, possible future acquisitions, facility closures, product transition costs, labor disputes involving us, our significant customers’ suppliers or airframe manufacturers, the impact of a prolonged global recession, the possibility of a write-down of intangible assets, delays or inefficiencies in the introduction of new products, fluctuations in currency exchange rates or our inability to properly manage our rapid growth.

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

Foreign Currency – We have direct operations in Europe and the Philippines that receive revenues from customers primarily in U.S. dollars. We purchase raw materials and component parts from foreign vendors primarily in U.S. dollars and to a lesser extent, British pounds, Euros and Philippine pesos. Our European and Philippine labor is primarily sourced in local currencies. Accordingly, we are exposed to transaction gains and losses that could result from changes in foreign currency exchange rates relative to the U.S. dollar.

From time to time, we and our foreign subsidiaries may enter into foreign currency exchange contracts to manage risk on transactions conducted in foreign currencies. At June 30, 2016, we had no outstanding forward currency exchange contracts. In addition, we have not entered into any other derivative financial instruments.

Interest Rates – As of June 30, 2016, we had $2.1 billion of adjustable rate debt outstanding. We do not engage in transactions intended to hedge our exposure to changes in interest rates. If adjustable interest rates were to increase or decrease by 10%, we estimate annual interest expense would increase or decrease by approximately $7.8 million.

As of June 30, 2016, we maintained a portfolio of cash and securities consisting mainly of taxable, interest-bearing deposits with weighted average maturities of less than three months. If short-term interest rates were to increase or decrease by 10%, we estimate interest income would increase or decrease by less than $0.1 million.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Executive Chairman of the Board of Directors, President and Chief Executive Officer and Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer and Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act), as of June 30, 2016. Based upon that evaluation, the President and Chief Executive Officer and Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the second quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information on the Company’s repurchases of our common stock during the second quarter of 2016:

			Total Number of	Approximate Dollar
			Shares Purchased	Value of
			as Part of	Shares That May
			Publicly	Yet Be Purchased
	Total Number of	Average Price	Announced	Under the
Period	Shares Purchased (1)	Paid per Share (1)	Program (2)	Program (2)
April 1-30, 2016	364,595	$ 49.29	364,100	$ 186,628,275
May 1-31, 2016	247,843	48.01	247,800	174,730,434
June 1-30, 2016	-	-	-	174,730,434
Total	612,438	$ 48.78	611,900

(1)

Includes 538 shares purchased from employees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting of restricted stock grants under the Company’s Long-Term Incentive Plan.

(2)

On November 11, 2014, the Board of Directors authorized a share repurchase program for the repurchase of outstanding shares of the Company’s Common Stock having an aggregate purchase price of up to $400 million. The share repurchase program expires November 10, 2016.

ITEM 5. OTHER INFORMATION

The Annual Meeting of Stockholders of the Company took place on July 28, 2016. Proxies for the meeting were solicited and the proposals described below were submitted to a vote of the Company’s stockholders at the annual meeting. The following is a brief description of each matter voted on and the results of voting.

1.	Election of three Class I Directors.

2.	Approval of a Non-Binding Advisory Vote on Executive Compensation.

3.	Ratification of the Appointment of Deloitte & Touche LLP as the Company’s Independent Registered Public Accounting Firm for the Year Ending December 31, 2016.

The number of shares voted for, against and abstained/withheld, as well as the number of broker non-votes, were as follows:

			Abstained/
	For	Against	Withheld	Non Votes
1. Election of Class I Directors:
Mary M. VanDeWeghe	80,955,167	-	704,807	5,164,919
James F. Albaugh	78,774,399	-	2,885,575	5,164,919
John T. Whates	75,782,644	-	5,877,330	5,164,919
2. Non-Binding Advisory Vote on Executive Compensation	72,945,700	8,049,647	664,627	5,164,919
3. Ratification of Appointment of Deloitte & Touche	85,193,545	1,505,613	125,735	-

ITEM 6. EXHIBITS

Exhibit 10(i) – Material Contracts

10.1	Amendment No. 2 to Credit Agreement, dated as of May 27, 2016, by and among the Company, the lenders parties thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent

Exhibit 31 – Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification of President and Chief Executive Officer

31.2	Certification of Vice President and Chief Financial Officer

Exhibit 32 – Section 1350 Certifications

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

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

B/E AEROSPACE, INC.

Date: July 29, 2016	By:	/s/ Werner Lieberherr
Werner Lieberherr
President and Chief Executive Officer

Date: July 29, 2016	By:	/s/ Joseph T. Lower
Joseph T. Lower
Vice President and Chief Financial Officer