Form 10-Q
period 2016-09-30
B/E AEROSPACE INC
filed 2016-10-28
CIK 861361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For The Quarterly Period Ended September 30, 2016

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

The registrant has one class of common stock, $0.01 par value, of which 101,603,153 shares were outstanding as of October 25, 2016.

B/E AEROSPACE, INC.

Form 10-Q for the Quarter Ended September 30, 2016

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

B/E AEROSPACE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In Millions, Except Per Share Data)

	September 30,	December 31,
	2016	2015
ASSETS

Current assets:
Cash and cash equivalents	$125.8	$154.1
Accounts receivable	432.3	354.6
Inventories	1,252.0	1,091.9
Other current assets	60.4	57.8
Total current assets	1,870.5	1,658.4

Property and equipment, net of accumulated depreciation ($354.3 at September 30, 2016 and $320.0 at December 31, 2015)	392.3	391.2
Goodwill	813.9	813.2
Identifiable intangible assets	220.8	231.3
Other assets	51.7	46.8
	$3,349.2	$3,140.9

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$335.9	$300.5
Accrued liabilities	563.2	521.7
Total current liabilities	899.1	822.2

Long-term debt	2,035.8	2,034.1
Deferred income taxes	91.6	92.7
Other non-current liabilities	131.4	136.4

Commitments, contingencies and off-balance sheet arrangements (Note 8)
Stockholders’ equity:
Preferred stock, $0.01 par value; 1.0 shares authorized; no shares outstanding	--	--
Common stock, $0.01 par value; 200.0 shares authorized, 107.6 shares issued as of September 30, 2016 and 107.4 shares issued as of December 31, 2015	1.1	1.1
Additional paid-in capital	(819.5)	(847.8)
Treasury stock: 6.0 shares at September 30, 2016 and 4.2 shares at December 31, 2015	(260.8)	(183.9)
Retained earnings	1,419.2	1,232.9
Accumulated other comprehensive loss	(148.7)	(146.8)
Total stockholders’ equity	191.3	55.5
	$3,349.2	$3,140.9

See accompanying notes to condensed consolidated financial statements.

B/E AEROSPACE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

AND COMPREHENSIVE INCOME (UNAUDITED)

(In Millions, Except Per Share Data)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015

Revenues	$732.7	$679.8	$2,202.5	$2,070.4
Cost of sales	457.5	424.4	1,341.9	1,246.1
Selling, general and administrative	73.7	106.4	245.4	279.7
Research, development and engineering	69.5	73.8	217.2	216.4
Operating earnings	132.0	75.2	398.0	328.2

Operating earnings, as a percentage of revenues	18.0%	11.1%	18.1%	15.9%

Interest expense, net	22.4	24.0	68.2	72.4

Earnings before income taxes	109.6	51.2	329.8	255.8
Income tax expense	26.3	5.4	79.1	53.5

Net earnings	83.3	45.8	250.7	202.3

Other comprehensive income (loss):
Foreign currency translation adjustment and other	2.2	(8.1)	(1.9)	(31.4)
Comprehensive income	$85.5	$37.7	$248.8	$170.9

Net earnings per common share:
Basic	$0.83	$0.44	$2.49	$1.94
Diluted	$0.83	$0.44	$2.48	$1.93

Dividends declared per share	$0.21	$0.19	$0.63	$0.57

Weighted average common shares:
Basic	100.1	104.3	100.5	104.4
Diluted	100.7	104.8	100.9	104.9

See accompanying notes to condensed consolidated financial statements.

B/E AEROSPACE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In Millions)

	Nine months ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$250.7	$202.3
Adjustments to reconcile net earnings to net cash flows provided by operating activities, net of effects from acquisitions:
Depreciation and amortization	62.0	63.1
Deferred income taxes	(2.6)	4.8
Non-cash compensation	25.8	22.1
Provision for doubtful accounts	0.8	6.7
Loss on disposal of property and equipment	1.3	4.6
Debt prepayment costs	--	0.9
Tax benefits realized from prior exercises of restricted stock	(0.6)	(4.0)
Changes in operating assets and liabilities:
Accounts receivable	(86.5)	(107.3)
Inventories	(174.3)	(171.6)
Other current and non-current assets	(5.8)	70.2
Accounts payable and accrued liabilities	102.4	98.6
Net cash provided by operating activities	173.2	190.4

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(57.4)	(63.3)
Acquisitions, net of cash acquired	--	4.0
Other	(1.7)	(5.5)
Net cash used in investing activities	(59.1)	(64.8)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock issued	2.5	3.1
Purchase of treasury stock, including share repurchases	(76.8)	(60.8)
Tax benefits realized from prior exercises of restricted stock	0.6	4.0
Borrowings on line of credit	200.0	--
Repayments on line of credit	(200.0)	--
Principal payments on long-term debt	--	(136.0)
Dividends	(63.3)	(59.7)
Net cash used in financing activities	(137.0)	(249.4)

Effect of foreign exchange rate changes on cash and cash equivalents	(5.4)	(4.4)

Net decrease in cash and cash equivalents	(28.3)	(128.2)
Cash and cash equivalents, beginning of period	154.1	292.5
Cash and cash equivalents, end of period	$125.8	$164.3

Supplemental disclosures of cash flow information:
Cash paid (refunded) during period for:
Interest	$66.0	$55.2
Income taxes, net of $23.6 payments in 2015	47.8	(20.3)

Supplemental schedule of noncash investing activities:
Accrued property additions	$3.1	$4.7

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

Note 2.Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends ASC Topic 718, Compensation – Stock Compensation. ASU 2016-09 includes multiple provisions intended to simplify various aspects of the accounting for share-based payments. Earlier adoption is permitted. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those years. Accordingly, we plan to adopt ASU 2016-09 on January 1, 2017. The Company is currently evaluating the effect of this update on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases, which supersedes ASC Topic 840, Leases, and creates a new topic, ASC Topic 842, Leases. This update is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Earlier adoption is permitted. ASU 2016-02 requires lessees to recognize a lease liability and a lease asset for all leases, including operating leases, with a term greater than 12 months on its balance sheet. The update also expands the required quantitative and qualitative disclosures surrounding leases. ASU 2016-02 will be applied using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company is currently evaluating the effect of this update on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which supersedes the guidance in ASC Topic 605, Revenue Recognition. The new standard was originally effective for reporting periods beginning after December 15, 2016 and early adoption was not permitted. In August 2015, the FASB issued ASU 2015-14 which amended the effective date of this ASU to fiscal years beginning after December 15, 2017, and early adoption is permitted only for fiscal years beginning after December 15, 2016. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should identify the contract(s) with a customer, identify the performance obligations in the contract(s), determine the transaction price, allocate the transaction price to the performance obligations in the contract(s) and recognize revenue when (or as) the entity satisfies a performance obligation. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. The Company is currently evaluating the impact this guidance will have on its consolidated financial condition, results of operations, cash flows, business processes, systems, internal controls and disclosures and is currently unable to estimate the impact of adopting this guidance.

Note 3.Inventories

Inventories are stated at the lower of cost or market. Cost is determined using FIFO or the weighted average cost method. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs. In accordance with industry practice, costs in inventory include amounts relating to long-term contracts with long production cycles and inventory items with long procurement cycles, some of which are not expected to be realized within one year. Work-in-process inventories include costs and estimated earnings in excess of billings on uncompleted contracts of $96.7 and $87.7 and capitalized development costs on long-term seller furnished equipment contracts of $507.0 and $438.1 as of September 30, 2016 and December 31, 2015, respectively. Inventories consist of the following:

	September 30,	December 31,
	2016	2015
Purchased materials and component parts	$364.8	$322.7
Work-in-process	828.8	722.7
Finished goods	58.4	46.5
	$1,252.0	$1,091.9

Note 4.Goodwill and Intangible Assets

The table below sets forth the intangible assets by major asset class, all of which were acquired through business purchase transactions:

				September 30, 2016			December 31, 2015
	Useful Life			Original	Accumulated	Net Book	Original	Accumulated	Net Book
	(Years)			Cost	Amortization	Value	Cost	Amortization	Value
Customer contracts and relationships	13	-	23	$130.1	$25.9	$104.2	$129.4	$20.1	$109.3
Acquired technologies and other	5	-	34	148.5	68.2	80.3	150.0	65.3	84.7
Trade names	5	-	20	28.7	5.4	23.3	29.0	4.0	25.0
Trademarks and patents	3	-	20	23.5	11.3	12.2	27.1	16.3	10.8
Covenants not to compete	3	-	5	2.0	1.2	0.8	2.5	1.0	1.5
				$332.8	$112.0	$220.8	$338.0	$106.7	$231.3

Amortization expense of intangible assets was $4.4 and $4.4 for the three months ended September 30, 2016 and 2015, respectively, and $13.5 and $12.9 for the nine months ended September 30, 2016 and 2015, respectively. The Company currently expects to recognize amortization expense of approximately $17 in each of the next five fiscal years. The future amortization amounts are estimates. Actual future amortization expense may be different due to future acquisitions, impairments, changes in amortization periods or other factors such as changes in exchange rates for assets acquired outside the United States. The Company expenses costs to renew or extend the term of a recognized intangible asset.

Goodwill increased $0.7 during the nine months ended September 30, 2016 due to foreign currency translations.

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

Sales and cost of sales to KLX for the three and nine months ended September 30, 2016 and 2015 were immaterial to the condensed consolidated financial statements. There were no material balances due to or due from KLX as of September 30, 2016 or December 31, 2015. Total purchases from KLX were approximately $7.6 and $4.7 for the three months ended September 30, 2016 and 2015, respectively, and $18.2 and $14.2 for the nine months ended September 30, 2016 and 2015, respectively.

Note 6.Long-Term Debt

The Company entered into a credit agreement dated as of December 16, 2014 (as amended, the “Credit Agreement”) governing its senior secured bank credit facilities, consisting of (a) a five-year, $600.0 revolving credit facility (the “Revolving Credit Facility”) and (b) a seven-year, $2,200.0 term loan facility (the “Term Loan Facility”). The most recent amendment to the Credit Agreement on May 27, 2016 decreased the effective borrowing rate, increased the amount available for dividend and share repurchases and provided greater flexibility to securitize assets. Borrowings under the Revolving Credit Facility bear interest at an annual rate equal to the London interbank offered rate (“LIBOR”) plus 200 basis points or prime (as defined therein) plus 100 basis points. There were no amounts outstanding under the Revolving Credit Facility as of September 30, 2016 or December 31, 2015.  Borrowings under the Term Loan Facility bear interest at an annual rate equal to LIBOR plus 300 basis points (LIBOR shall not be less than 75 basis points per annum) or ABR (as defined therein) plus 200 basis points (3.79% at September 30, 2016).

As of September 30, 2016, long-term debt consisted of $2,064.0 outstanding under the Term Loan Facility, none of which was current.  On a net basis, after taking into consideration unamortized original issue discount and debt issue costs for the Term Loan Facility, total debt was $2,035.8.

Letters of credit outstanding under the Revolving Credit Facility aggregated $13.7 at September 30, 2016 ($7.7 at December 31, 2015).

The Revolving Credit Facility contains an interest coverage ratio financial covenant (as defined therein) that must be maintained at a level greater than 3.0 to 1 and a total leverage ratio covenant (as defined therein) which limits gross debt to a 4.5 to 1 multiple of EBITDA (as defined therein). The Credit Agreement is collateralized by substantially all of the Company’s assets and contains customary affirmative covenants, negative covenants, restrictions on the payment of dividends and the repurchase of our stock, and conditions precedent for borrowings, all of which were met as of September 30, 2016.

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

The fair value information presented herein is based on pertinent information available to management at September 30, 2016 and December 31, 2015, respectively. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these condensed consolidated financial statements since those dates, and current estimates of fair value may differ significantly from the amounts presented herein.

Note 8.Commitments, Contingencies and Off-Balance Sheet Arrangements

Lease Commitments – The Company finances its use of certain facilities and equipment under committed lease arrangements provided by various institutions. Since the terms of these arrangements meet the accounting definition of operating lease arrangements, the aggregate sum of future minimum lease payments is not reflected on the condensed consolidated balance sheets. At September 30, 2016, future minimum lease payments under these arrangements approximated $172.6, the majority of which related to long-term real estate leases.

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

Compensation cost generally is recognized on a straight-line basis over the vesting period of the shares. Share-based compensation of $8.6 and $7.4 was recognized during the three months ended September 30, 2016 and 2015, respectively, and $24.7 and $20.9 was recognized during the nine months ended September 30, 2016 and 2015, respectively, related to the equity grants made pursuant to the LTIP. Unrecognized compensation expense related to equity grants, including the estimated impact of any future forfeitures, was $54.8 at September 30, 2016.

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

The following table presents revenues and operating earnings by reportable segment:

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenues:
Commercial aircraft	$578.8	$507.8	$1,746.6	$1,573.2
Business jet	153.9	172.0	455.9	497.2
	$732.7	$679.8	$2,202.5	$2,070.4

Operating earnings(1)
Commercial aircraft	$108.9	$66.9	$328.2	$265.0
Business jet	23.1	8.3	69.8	63.2
	132.0	75.2	398.0	328.2

Interest expense, net	22.4	24.0	68.2	72.4
Earnings before income taxes	$109.6	$51.2	$329.8	$255.8

(1)

Operating earnings includes an allocation of corporate IT costs, employee benefits and general and administrative costs based on the proportion of each segment’s systems users, number of employees and sales, respectively.

The following table presents capital expenditures(1) by reportable segment:

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015

Commercial aircraft	$17.9	$11.4	$47.3	$47.9
Business jet	3.4	3.9	10.1	15.4
	$21.3	$15.3	$57.4	$63.3

(1)	Corporate capital expenditures have been allocated to the above segments in a manner consistent with our corporate expense allocations.

The following table presents goodwill and total assets(1) by reportable segment:

	September 30, 2016			December 31, 2015
	Commercial	Business		Commercial	Business
	Aircraft	Jet	Consolidated	Aircraft	Jet	Consolidated
Goodwill	$372.6	$441.3	$813.9	$372.6	$440.6	$813.2
Total assets	2,309.5	1,039.7	3,349.2	2,120.5	1,020.4	3,140.9

(1)

Corporate assets (including cash and cash equivalents) of $291.1 and $322.2 at September 30, 2016 and December 31, 2015, respectively, have been allocated to the above segments in a manner consistent with our corporate expense allocations.

Note 11.  Net Earnings Per Common Share

Basic net earnings per common share is computed using the weighted average common shares outstanding during the period. Diluted net earnings per common share is computed by using the weighted average common shares outstanding including the dilutive effect of shares issued under the Employee Stock Purchase Plan and restricted shares based on an average share price during the period. For the three months ended September 30, 2016 and 2015, approximately 0.1 and 0.7 shares, respectively, and for the nine months ended September 30, 2016 and 2015, approximately 0.3 and 0.6 shares, respectively, of the Company’s common stock were excluded from the determination of diluted earnings per common share because their effect would have been anti-dilutive.

The computations of basic and diluted earnings per share for the three and nine months ended September 30, 2016 and 2015, respectively, are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015

Net earnings	$83.3	$45.8	$250.7	$202.3

Basic weighted average common shares	100.1	104.3	100.5	104.4
Effect of restricted shares issued	0.6	0.5	0.4	0.5
Diluted weighted average common shares	100.7	104.8	100.9	104.9

Basic net earnings per common share	$0.83	$0.44	$2.49	$1.94
Diluted net earnings per common share	$0.83	$0.44	$2.48	$1.93

Note 12.  Accounting for Uncertainty in Income Taxes

In accordance with ASC Topic 740, Income Taxes, the Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. As of September 30, 2016 and December 31, 2015, the Company had $81.1 and $89.0, respectively, of net unrecognized tax benefits. This liability, if recognized, would affect the Company’s effective tax rate. The Company is currently undergoing a U.S. federal income tax examination for the year 2013. The Company is currently open to audit by the tax authorities for the eight tax years ended December 31, 2015.

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

The following table presents the liability balance and activity related to restructuring and other charges:

		Disposals
	Balance at	and Other		Balance at
	December 31, 2015	Noncash Charges	Cash Paid	September 30, 2016
Facility Consolidations	$9.2	$(1.1)	$(3.5)	$4.6
Employee Severance	2.2	(0.9)	(1.3)	-
	$11.4	$(2.0)	$(4.8)	$4.6

Note 14.  Subsequent Events

On October 23, 2016, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Rockwell Collins, Inc., a Delaware corporation (“Rockwell Collins”), and Quarterback Merger Sub Corp. (“Merger Sub”), a Delaware corporation and a wholly owned subsidiary of Rockwell Collins.  Upon the terms and subject to the conditions set forth in the Merger Agreement, at the closing, Merger Sub will merge with and into the Company, with the Company surviving (the “Surviving Corporation”) as a direct or indirect wholly owned subsidiary of Rockwell Collins (the “Merger” and, together with the other transactions contemplated by the Merger Agreement, the “Transactions”).

At the effective time of the Merger (the “Effective Time”), each share of common stock, par value $0.01 per share, of the Company (“B/E Aerospace Common Stock”) issued and outstanding immediately prior to the Effective Time (other than shares of the Company’s Common Stock (i) held by the Company as treasury stock, (ii) held, directly or indirectly, by Rockwell Collins or Merger Sub immediately prior to the Effective Time or (iii) that are outstanding immediately prior to the Effective Time and that are held by any person who is entitled to demand, and properly demands, appraisal of such shares pursuant to, and who complies in all respects with, Section 262 of the Delaware General Corporation Law (the “DGCL”)), will be converted into the right to receive the merger consideration (the “Merger Consideration”) from Rockwell Collins, which will consist of (x) $34.10 per share in cash, without interest, and (y) a number of validly issued, fully paid and non-assessable shares of common stock, par value $0.01 per share, of Rockwell Collins (“Rockwell Collins Common Stock”) equal to $27.90, subject to a two-way 7.5% collar as described in the Merger Agreement.

The respective boards of directors of the Company and Rockwell Collins have unanimously approved the Merger Agreement, and the Board of Directors of the Company has agreed to recommend that the Company’s stockholders adopt the Merger Agreement. In addition, the board of directors of Rockwell Collins has agreed to recommend that Rockwell Collins’s stockholders approve the issuance of the shares of Rockwell Collins Common Stock forming part of the Merger Consideration, as required by the listing standards of the New York Stock Exchange. The Company and Rockwell Collins each have agreed, subject to certain exceptions, not to directly or indirectly solicit competing alternative proposals and to terminate all existing discussions, negotiations and communications with any persons with respect to any alternative proposal.

The completion of the Merger is subject to the satisfaction or waiver of customary closing conditions, including, among other things: (i) approval of the Merger Agreement by the Company’s stockholders, (ii) approval of the issuance of the Rockwell Collins Common Stock forming part of the Merger Consideration by Rockwell Collins’ stockholders and (iii) applicable regulatory approvals.  The completion of the Merger is not conditioned on receipt of financing by Rockwell Collins.

The Company and Rockwell Collins have made customary representations and warranties in the Merger Agreement. The Merger Agreement also contains customary covenants and agreements, including covenants and agreements relating to (a) the conduct of each of the Company’s and Rockwell Collins’ respective businesses between the date of the signing of the Merger Agreement and the consummation of the Merger, and (b) the efforts of the parties to cause the Merger to be completed.

The Merger Agreement provides that Rockwell Collins may be required to pay the Company a termination fee equal to $300 million if the Merger Agreement is terminated by Rockwell Collins under certain circumstances described in the Merger Agreement. The Merger Agreement provides that the Company may be required to pay Rockwell Collins a termination fee equal to $200 million if the Merger Agreement is terminated by the Company under certain circumstances described in the Merger Agreement.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In Millions, Except Per Share Data)

OVERVIEW

The following discussion and analysis addresses the results of our operations for the three and nine months ended September 30, 2016, as compared to our results of operations for the three and nine months ended September 30, 2015. In addition, the discussion and analysis addresses our liquidity, financial condition and other matters for these periods.

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

On October 23, 2016, we announced that we entered into an agreement to be acquired by Rockwell Collins summarized in Note 14 to Condensed Consolidated Financial Statements. If the Merger is consummated, we will become a wholly-owned subsidiary of Rockwell Collins. Accordingly, this Quarterly Report on Form 10-Q should be read with the understanding that, should the Merger be completed, Rockwell Collins will have the power to control the conduct of our business.

Revenues by reportable segment for the three and nine months ended September 30, 2016 and September 30, 2015, respectively, were as follows:

	Three months ended September 30,				Nine months ended September 30,
	2016		2015		2016		2015
		% of		% of		% of		% of
	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues
Commercial aircraft	$578.8	79.0%	$507.8	74.7%	$1,746.6	79.3%	$1,573.2	76.0%
Business jet	153.9	21.0%	172.0	25.3%	455.9	20.7%	497.2	24.0%
Total revenues	$732.7	100.0%	$679.8	100.0%	$2,202.5	100.0%	$2,070.4	100.0%

Revenues by geographic segment (based on destination) for the three and nine months ended September 30, 2016 and September 30, 2015, respectively, were as follows:

	Three months ended September 30,				Nine months ended September 30,
	2016		2015		2016		2015
		% of		% of		% of		% of
	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues
U.S.	$294.8	40.2%	$251.8	37.0%	$819.7	37.2%	$725.2	35.0%
Europe	182.9	25.0%	130.9	19.3%	488.5	22.2%	530.4	25.6%
Asia, Pacific Rim, Middle East and Other	255.0	34.8%	297.1	43.7%	894.3	40.6%	814.8	39.4%
Total revenues	$732.7	100.0%	$679.8	100.0%	$2,202.5	100.0%	$2,070.4	100.0%

Revenues by domestic and foreign operations for the three and nine months ended September 30, 2016 and September 30, 2015, respectively, were as follows:

	Three months ended September 30,				Nine months ended September 30,
	2016		2015		2016		2015
		% of		% of		% of		% of
	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues
Domestic	$432.4	59.0%	$425.0	62.5%	$1,290.1	58.6%	$1,237.2	59.8%
Foreign	300.3	41.0%	254.8	37.5%	912.4	41.4%	833.2	40.2%
Total revenues	$732.7	100.0%	$679.8	100.0%	$2,202.5	100.0%	$2,070.4	100.0%

New product development is a strategic initiative for us. Our customers regularly request that we engage in new product development and enhancement activities. We believe these activities protect and enhance our leadership position. We believe our investments in research and development over the past several years have been a driving force behind our ongoing market share gains and the growth of our backlog. Research, development and engineering spending was approximately 9.5% of revenues during the third quarter of 2016. We expect research and development expenditures to be approximately 10% of revenues over the next several years.

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

Strong long-term industry trends and a buyer furnished equipment business strategy which is leveraged to airline profitability and traffic growth continue to support our revenue growth outlook. Year-to-date global traffic is up 6% through August driven primarily by the growing middle classes around the world who have begun to access air travel. Air travel through September 30, 2016 in Asia Pacific and Middle East traffic is up 9% and 11%, respectively. The International Air Transport Association (“IATA”) continues to expect record aggregate airline profits in 2016, which will be the seventh consecutive year of global airline profitability. In addition, 2016 is expected to be the second year in succession that the global airline industry’s return on invested capital exceeded their cost of capital. Strong traffic growth and record airline profitability are generating high levels of aircraft deliveries by both Airbus and Boeing. Longer term, global airline traffic is expected to grow at a rate of about 4.5% to 5% annually, driven by the emerging middle classes around the world and ever increasing access to air travel.

In contrast to the strength in the commercial airline market, the business jet OEM market has been, and is expected to continue to be, adversely impacted by macroeconomic factors such as the collapse of oil prices, the developing country currency crisis and global economic uncertainty. As a result the business jet fleet remains in a state of significant oversupply with many used business jets at substantially lower and declining prices as compared to new business jets. Industry experts are expecting a decline of approximately 10% in new business jet deliveries in 2016 as compared to 2015 as well as lower business jet deliveries in 2017 as compared to 2016. In addition, the civilian helicopter market has also been adversely impacted by macroeconomic factors, including particularly the collapse in oil prices.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2016,
COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2015

	REVENUES
	Three months ended September 30,
			Percent
	2016	2015	Change
Commercial aircraft	$578.8	$507.8	14.0%
Business jet	153.9	172.0	-10.5%
Total revenues	$732.7	$679.8	7.8%

	OPERATING EARNINGS
	Three months ended September 30,
			Percent
	2016	2015	Change
Commercial aircraft	$108.9	$66.9	62.8%
Business jet	23.1	8.3	178.3%
Total operating earnings	$132.0	$75.2	75.5%

Third quarter 2016 revenues of $732.7 increased 7.8%, as compared with the prior year period. Revenues increased due to revenue growth of 14.0% in the Commercial Aircraft Segment (“CAS”), which was partially offset by a reduction in revenues of 10.5% in the Business Jet Segment (“BJS”).

During the prior year period, the Company recognized restructuring charges totaling $49.0, or $30.5 after-tax, in connection with its cost reduction program. The charges reflect costs associated with facilities consolidation, product rationalization, workforce reductions and program discontinuance. These costs are included in the amounts and descriptions below, unless indicated otherwise. The Company believes that using measures which exclude the 2015 restructuring charges is relevant and useful for investors because they allow investors to have a better understanding of changes in the Company’s performance excluding the 2015 charges associated with the Company’s cost reduction program.

Cost of sales for the current period was $457.5, or 62.4% of revenues, as compared with cost of sales of $424.4, or 62.4% of revenues, in the prior year period. Excluding prior year period restructuring charges of $15.3, gross margin decreased 220 basis points due to lower revenues and an unfavorable product mix at BJS in the current year period.

Selling, general and administrative (“SG&A”) expense for the third quarter of 2016 was $73.7, or 10.1% of revenues, as compared with SG&A expense of $106.4, or 15.7% of revenues, in the prior year period. Excluding prior year period restructuring charges of $28.8, SG&A expense as a percentage of revenues decreased 130 basis points as a result of cost reduction initiatives.

Engineering, research and development (“ER&D”) expense for the third quarter of 2016 was $69.5, or 9.5% of revenues, as compared with $73.8, or 10.9% of revenues, in the prior year period. Excluding prior year period restructuring charges of $4.9, ER&D expense increased $0.6 as a result of program mix and higher engineering expense related to development programs.

Third quarter 2016 operating earnings of $132.0 increased $56.8, or 75.5%, and operating margin of 18.0% increased 690 basis points, each as compared to the prior year period. Excluding prior year period restructuring charges of $49.0, third quarter 2016 operating earnings increased $7.8, or 6.3%, and operating margin of 18.0% decreased 30 basis points primarily as a result of lower margins at BJS as compared with the prior year period.

Interest expense in the current period of $22.4 decreased by $1.6, or 6.7%, as compared with the prior year period as the result of a lower amount of outstanding debt in the current year period.

Third quarter 2016 earnings before income taxes were $109.6, an increase of $58.4, or 114.1%, as compared with the prior year period. Excluding prior year period restructuring charges of $49.0, third quarter 2016 earnings before income taxes increased $9.4, or 9.4%, as compared with the prior year period.

The effective tax rate for the third quarter of 2016 was approximately 24.0% as compared with approximately 10.5% in the prior year period. Excluding prior year period restructuring charges, income tax expense increased $2.8, or 11.9%, as compared with the prior year period. We expect our full year income tax rate for 2016 to be approximately 24.0%.

Third quarter 2016 net earnings and net earnings per diluted share were $83.3 and $0.83 per share, representing increases of 81.9% and 88.6%, respectively, as compared with the prior year period. Excluding prior year period restructuring charges of $30.5 after-tax, net earnings and net earnings per diluted share increased 8.6% and 13.7%, respectively, as compared with the prior year period. Net earnings per share in the current period benefitted from fewer shares outstanding as a result of the Company’s share repurchase program.

Bookings during the third quarter of 2016 were approximately $835 and the book-to-bill ratio for the third quarter of 2016 was approximately 1.15:1. Booked backlog at September 30, 2016 increased $200 to $3.4 billion as compared to September 30, 2015, while awarded but unbooked was approximately $5.6 billion. Total backlog, both booked and awarded but unbooked, was approximately $9.0 billion.

     SEGMENT RESULTS

Third quarter 2016 CAS revenues of $578.8 increased 14.0% as compared with the prior year period. The revenue increase was driven primarily by higher volumes of both buyer furnished equipment and seller furnished equipment. Operating earnings of $108.9 increased 62.8% and operating margin of 18.8% increased 560 basis points, each as compared with the prior year period. Excluding prior year period restructuring charges of $29.3, operating earnings increased 13.2% and operating margin decreased 10 basis points.

Third quarter 2016 BJS revenues of $153.9 decreased 10.5% as compared with the prior year period.  The year-over-year revenue decline reflects the broad-based downturn in the new business jet and civilian helicopter markets as well as lower volumes of super first class seating products. Operating earnings increased $14.8 to $23.1 and operating margin was 15.0%. Excluding prior year period restructuring charges of $19.7, operating earnings of $23.1 decreased 17.5% on the 10.5% decline in revenues and operating margin decreased 130 basis points.

NINE MONTHS ENDED SEPTEMBER 30, 2016,

AS COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2015

	REVENUES
	Nine months ended September 30,
			Percent
	2016	2015	Change
Commercial aircraft	$1,746.6	$1,573.2	11.0%
Business jet	455.9	497.2	-8.3%
Total revenues	$2,202.5	$2,070.4	6.4%

	OPERATING EARNINGS
	Nine months ended September 30,
			Percent
	2016	2015	Change
Commercial aircraft	$328.2	$265.0	23.8%
Business jet	69.8	63.2	10.4%
Total operating earnings	$398.0	$328.2	21.3%

For the nine months ended September 30, 2016, revenues of $2,202.5 increased 6.4%, as compared with the prior year period. Revenues increased due to revenue growth of 11.0% in the CAS, which was partially offset by a reduction in revenues of 8.3% in the BJS.

For the nine months ended September 30, 2015, the Company recognized charges totaling $49.0, or $30.5 after-tax, in connection with its cost reduction program. These costs are included in the amounts and descriptions below, unless indicated otherwise.

Cost of sales for the current nine month period was $1,341.9, or 60.9% of revenues, as compared with cost of sales of $1,246.1, or 60.2% of revenues, in the prior year period. Excluding prior year period restructuring charges of $15.3, gross margin decreased 150 basis points due to lower revenues and an unfavorable product mix at BJS reflecting the difficult industry conditions impacting BJS in the current year period.

SG&A expense for the first nine months of 2016 was $245.4, or 11.1% of revenues, as compared with SG&A expense of $279.7, or 13.5% of revenues, in the prior year period. Excluding prior year period restructuring charges of $28.8, SG&A expense as a percentage of revenues decreased 100 basis points as a result of cost reduction initiatives.

ER&D expense for the first nine months of 2016 was $217.2, or 9.9% of revenues, as compared with $216.4, or 10.5% of revenues, in the prior year period. Excluding prior year period restructuring charges of $4.9, ER&D expense as a percentage of revenues decreased 30 basis points as a result of program mix, within both CAS and BJS. We expect that ER&D expense will approximate 10% of revenues for the full year 2016.

For the nine months ended September 30, 2016, operating earnings of $398.0 increased $69.8, or 21.3%, and operating margin of 18.1% increased 220 basis points, each as compared to the prior year period. Excluding prior year period restructuring charges of $49.0, operating earnings increased $20.8, or 5.5%, and operating margin decreased 10 basis points primarily as a result of lower margins at BJS as compared with the prior year period.

Interest expense in the current nine month period of $68.2 decreased by $4.2, or 5.8%, as compared with the prior year period as the result of a lower amount of outstanding debt in the current year period.

Earnings before income taxes in the current nine month period of $329.8 increased by $74.0, or 28.9%, as compared with the prior year period. Excluding prior year period restructuring charges of $49.0, earnings before income taxes increased $25.0, or 8.2%, as compared with the prior year period.

The effective tax rate for the first nine months of 2016 was approximately 24.0% as compared with approximately 20.9% in the prior year period.

Net earnings and net earnings per diluted share for the first nine months of 2016 were $250.7 and $2.48, representing increases of 23.9% and 28.5%, respectively, as compared with the prior year period. Excluding prior year period restructuring charges of $30.5 after-tax, net earnings and net earnings per diluted share increased 7.5% and 11.7%, respectively, as compared with the prior year period. Net earnings per share in the current period benefitted from fewer shares outstanding as a result of the Company’s share repurchase program.

Bookings for the nine months ended September 30, 2016 were approximately $2.4 billion, representing a book-to-bill ratio of approximately 1.15:1.

SEGMENT RESULTS

For the nine months ended September 30, 2016, CAS revenues of $1,746.6 increased 11.0% as compared to the prior year period. The revenue increase was driven primarily by higher volumes of both buyer furnished equipment and seller furnished equipment. Operating earnings of $328.2 increased 23.8% and operating margin of 18.8% increased 200 basis points, each as compared with the prior year period. Excluding prior year period restructuring charges of $29.3, operating earnings increased 11.5% and operating margin increased 10 basis points.

For the nine months ended September 30, 2016, BJS revenues of $455.9 decreased 8.3% as compared with the prior year period. Revenues declined as a result of the broad-based downturn in the new business jet and civilian helicopter markets and lower volumes of super first class seating products. Operating earnings of $69.8 increased 10.4% and operating margin of 15.3% increased 260 basis points, each as compared with the prior year period. Excluding prior year period restructuring charges of $19.7, operating earnings decreased 15.8% and operating margin decreased 140 basis points.

LIQUIDITY AND CAPITAL RESOURCES

Current Financial Condition

Cash on hand at September 30, 2016 decreased by $28.3 as compared with cash on hand at December 31, 2015, primarily as a result of share repurchases of $76.8, dividend payments of $63.3 and capital expenditures of $57.4, offset by cash flows from operating activities of $173.2. Shares repurchased included amounts purchased from employees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting of restricted stock grants under the Company’s Long-Term Incentive Plan. The substantial majority of our cash is held within the United States, and all of our foreign cash may be brought back into the United States in a tax efficient manner. Our liquidity requirements consist of working capital needs, ongoing capital expenditures, payments of interest and principal on our indebtedness and any dividends or share repurchases. Our primary requirements for working capital are directly related to the level of our operations.

Working capital as of September 30, 2016 was $971.4, an increase of $135.2 as compared with working capital at December 31, 2015. As of September 30, 2016, total current assets increased by $212.1 and total current liabilities increased by $76.9, each as compared to December 31, 2015. Total current assets increased primarily as a result of a $160.1 increase in inventories and a $77.7 increase in accounts receivable (both net of foreign currency translations) to support future revenue growth. The increase in total current liabilities was due to a $35.4 increase in accounts payable and a $41.5 increase in other current liabilities.

We entered into our Credit Agreement, dated as of December 16, 2014 (as amended, the “Credit Agreement”) consisting of (a) a five-year, $600.0 revolving credit facility (the “Revolving Credit Facility”) and (b) a seven-year, $2,200.0 term loan facility (the “Term Loan Facility”). The most recent amendment to the Credit Agreement on May 27, 2016 lowered the effective borrowing rate, increased the amount available for dividend and share repurchases and provided greater flexibility to securitize assets. There were no amounts outstanding under the Revolving Credit Facility as of September 30, 2016 or December 31, 2015. The Revolving Credit Facility matures in December 2019 unless terminated earlier. Outstanding long-term debt as of September 30, 2016 consisted of $2,064.0 outstanding under the Term Loan Facility, none of which was current. On a net basis, after taking into consideration the unamortized original issue discount and debt issue costs for the Term Loan Facility, total debt was $2,035.8.

Cash Flows

As of September 30, 2016, our cash and cash equivalents were $125.8 as compared to $154.1 at December 31, 2015. Cash generated from operating activities was $173.2 for the nine months ended September 30, 2016, as compared to $190.4 in the same period in the prior year. The primary sources of cash from operations during the nine months ended September 30, 2016 were net earnings of $250.7, adjusted for depreciation and amortization of $62.0 and non-cash compensation of $25.8. Offsetting these sources of cash were an increase in accounts receivable of $86.5 and a $174.3 increase in inventories to support our backlog.

Capital Spending

Our capital expenditures were $57.4 and $63.3 during the nine months ended September 30, 2016 and 2015, respectively. We expect capital expenditures to be approximately $85 during 2016. These capital expenditures are needed to support our total backlog of approximately $9.0 billion ($3.4 billion booked and $5.6 billion awarded but unbooked). Our capital spending also takes into consideration our targeted capacity utilization levels and current industry conditions. We have, in the past, generally funded our capital expenditures with cash from operations and funds available to us under revolving bank credit facilities. We expect to fund future capital expenditures from cash on hand, from operations and from funds available to us under the Revolving Credit Facility.

Payment of Cash Dividends and Share Repurchase Program

During the three months ended September 30, 2016, we declared a cash dividend of $0.21 per share on our common stock, resulting in total dividends of $21.1. During the nine months ended September 30, 2016, we declared cash dividends of $0.63 per share on our common stock, resulting in total dividends of $63.3.

On November 11, 2014, we announced that our Board of Directors authorized a $400.0 share repurchase program. There were no shares repurchased by the Company pursuant to its share repurchase program during the third quarter of 2016. At September 30, 2016, we had $174.7 of authorization remaining under our share repurchase program.

Outstanding Debt and Other Financing Arrangements

Outstanding long-term debt as of September 30, 2016 consisted of $2,064.0 outstanding under the Term Loan Facility, none of which was current. On a net basis, after taking into consideration the unamortized original issue discount and debt issue costs for the Term Loan Facility, total debt was $2,035.8.

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

The Revolving Credit Facility contains an interest coverage ratio financial covenant (as defined therein) that must be maintained at a level greater than 3.0 to 1 and a total leverage ratio covenant (as defined therein) which limits gross debt to a 4.5 to 1 multiple of EBITDA (as defined therein). The Credit Agreement contains customary affirmative covenants, negative covenants, restrictions on the payment of dividends and the repurchase of our stock and conditions precedent for borrowing. We were in compliance with all of the covenants, restrictions and conditions precedent in the Credit Agreement as of September 30, 2016.

Contractual Obligations

The following table reflects our contractual obligations and commercial commitments as of September 30, 2016. Commercial commitments include lines of credit, guarantees and other potential cash outflows resulting from a contingent event that may require performance by us or our subsidiaries pursuant to a funding commitment.

Contractual Obligations	2016	2017	2018	2019	2020	Thereafter	Total
Long-term debt and other non-current liabilities (1)	$0.5	$2.1	$1.6	$1.2	$1.2	$2,107.7	$2,114.3
Operating leases	6.9	25.9	24.3	21.3	19.6	74.6	172.6
Purchase obligations (2)	1.5	3.6	-	-	-	-	5.1
Future interest payments on outstanding debt (3)	20.1	81.9	81.9	81.9	81.9	81.9	429.6
Total	$29.0	$113.5	$107.8	$104.4	$102.7	$2,264.2	$2,721.6

Commercial Commitments
Letters of credit	$13.7	-	-	-	-	-	$13.7

(1)

Our liability for unrecognized tax benefits of $81.1 at September 30, 2016 has been omitted from the above table because we cannot determine with certainty when this liability will be settled. It is reasonably possible that the amount of liability for unrecognized tax benefits will change in the next twelve months; however, we do not expect the change to have a significant impact on our condensed consolidated financial statements.

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

(3)

Interest payments include interest payments due on the Term Loan Facility based on minimum principal payments and using LIBOR as in effect at September 30, 2016 which was the higher of three-month LIBOR or 0.75%. Actual interest payments on the Term Loan Facility and, to the extent we draw under it, the Revolving Credit Facility, will fluctuate based on LIBOR or ABR pursuant to their terms.

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

On October 23, 2016, we announced that we entered into an agreement to be acquired by Rockwell Collins summarized in Note 14 to Condensed Consolidated Financial Statements.

Off-Balance Sheet Arrangements

Lease Arrangements

We finance our use of certain equipment under committed lease arrangements provided by various financial institutions. Since the terms of these arrangements meet the accounting definition of operating lease arrangements, the aggregate sum of future minimum lease payments is not reflected in our condensed consolidated balance sheets. Our aggregate future minimum lease payments under these arrangements total approximately $172.6 at September 30, 2016.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information to investors. This Quarterly Report on Form 10-Q (this “Form 10-Q”) includes forward-looking statements that reflect our current expectations and projections about our future results, performance, prospects, liquidity, expenditures, payment of dividends, repurchase of shares and ability to complete the planned acquisition by Rockwell Collins. Forward-looking statements include all statements that are not historical in nature or are not current facts. We have tried to identify these forward-looking statements by using words including “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “should,” “will” and similar expressions. These forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause our actual results, performance, prospects and ability to pay dividends or repurchase stock to differ materially from those expressed in, or implied by, these forward-looking statements. These factors include the risks, uncertainties, assumptions and other factors discussed under the headings “Item 1A. Risk Factors,” as well as “Item 1. Business,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, including: future events that may have the effect of reducing our available operating income and cash balances, such as unexpected operating losses, the impact of rising fuel prices on our airline customers, outbreaks in national or international hostilities, terrorist attacks, prolonged health and environmental issues that reduce air travel demand, delays in, or unexpected costs associated with, the integration of our acquired businesses, conditions in the airline industry, conditions in the business jet industry, problems meeting customer delivery requirements, our success in winning new or expected refurbishment contracts from customers, capital expenditures, increased leverage, possible future acquisitions, facility closures, product transition costs, labor disputes involving us, our significant customers’ suppliers or airframe manufacturers, the impact of a prolonged global recession, the possibility of a write-down of intangible assets, delays or inefficiencies in the introduction of new products, fluctuations in currency exchange rates or our inability to properly manage our rapid growth.

On October 23, 2016, the Company agreed to be acquired by Rockwell Collins, upon satisfaction of certain conditions. Factors related to the acquisition which could cause actual results to differ from those projected or contemplated in any such forward-looking statements include, but are not limited to, the following factors: (1) the risk that one or more closing conditions to the transaction, including certain regulatory approvals, may not be satisfied or waived, on a timely basis or otherwise, including that a governmental entity may prohibit, delay or refuse to grant approval for the consummation of the proposed transaction, may require conditions, limitations or restrictions in connection with such approvals or that the required approval by the stockholders of each of Rockwell Collins and the Company may not be obtained; (2) the risk that the proposed transaction may not be completed in the time frame expected by Rockwell Collins or the Company, or at all; (3) unexpected costs, charges or expenses resulting from the proposed transaction; (4) uncertainty of the expected financial performance of the combined company following completion of the proposed transaction; (5) failure to realize the anticipated benefits of the proposed transaction, including as a result of delay in completing the proposed transaction or integrating the businesses of Rockwell Collins and the Company; (6) the ability of the combined company to implement its business strategy; (7) difficulties and delays in achieving synergies and cost savings of the combined company; (8) inability to retain and hire key personnel; (9) the occurrence of any event that could give rise to termination of the proposed transaction; (10) the risk that stockholder litigation in connection with the proposed transaction may affect the timing or  occurrence of the contemplated merger or result in significant costs of defense, indemnification and liability; (11) evolving legal, regulatory and tax regimes; (12) changes in general economic and/or industry specific conditions; and (13) other risk factors as detailed from time to time in the Company’s reports filed with the Securities and Exchange Commission (the “SEC”).

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

ADDITIONAL INFORMATION ABOUT THE TRANSACTION AND WHERE TO FIND IT

In connection with the proposed transaction, Rockwell Collins will prepare a registration statement on Form S-4 that will include a joint proxy statement/prospectus (the “Joint Proxy Statement/Prospectus”) for the stockholders of B/E Aerospace and Rockwell Collins to be filed with the SEC, and each will mail the Joint Proxy Statement/Prospectus to their respective stockholders and file other documents regarding the proposed transaction with the SEC. This communication is not a substitute for any proxy statement, registration statement, proxy statement/prospectus or other document Rockwell Collins and/or B/E Aerospace may file with the SEC in connection with the proposed transaction. INVESTORS AND SECURITY HOLDERS ARE URGED TO READ CAREFULLY AND IN THEIR ENTIRETY THE JOINT PROXY STATEMENT/PROSPECTUS WHEN IT BECOMES AVAILABLE, ANY AMENDMENTS OR SUPPLEMENTS TO THE JOINT PROXY STATEMENT/PROSPECTUS, AND OTHER DOCUMENTS FILED BY ROCKWELL COLLINS OR B/E AEROSPACE WITH THE SEC IN CONNECTION WITH THE PROPOSED TRANSACTION, BECAUSE THESE DOCUMENTS WILL CONTAIN IMPORTANT INFORMATION. The Joint

Proxy Statement/Prospectus (when available) will be mailed to stockholders of Rockwell Collins and B/E Aerospace. Investors and security holders will be able to obtain free copies of Joint Proxy Statement/Prospectus and other documents filed with the SEC by Rockwell Collins and/or B/E Aerospace through the website maintained by the SEC at www.sec.gov. Investors and security holders will also be able to obtain free copies of the documents filed by Rockwell Collins with the SEC on Rockwell Collins’ internet website at http://www.rockwellcollins.com or by contacting Rockwell Collins’ Investor Relations at Rockwell Collins, 400 Collins Rd. NE, Cedar Rapids, IA 52498 or by calling (319) 295-7575. Investors and security holders will also be able to obtain free copies of the documents filed by B/E Aerospace with the SEC on B/E Aerospace’s internet website at http://www.beaerospace.com or by contacting B/E Aerospace’s Investor Relations at B/E Aerospace, Inc., 1400 Corporate Center Way, Wellington, FL or by calling (561) 791-5000.

PARTICIPANTS IN THE SOLICITATION

The Company, Rockwell Collins, their respective directors, executive officers and other members of their management and employees may be deemed to be participants in the solicitation of proxies in connection with the proposed transaction. Information regarding the persons who may, under the rules of the SEC, be deemed participants in the solicitation of proxies in connection with the proposed transaction, including a description of their direct or indirect interests, by security holdings or otherwise, will be set forth in the Joint Proxy Statement/Prospectus and other relevant materials when it is filed with the SEC. Information regarding the directors and executive officers of Rockwell Collins is contained in Rockwell Collins’ proxy statement for its 2016 annual meeting of stockholders, filed with the SEC on December 16, 2015, and Rockwell Collins’ Current Report on Form 8-K filed with the SEC on April 29, 2016. Information regarding the directors and executive officers of the Company is contained in the Company’s proxy statement for its 2016 annual meeting of stockholders, filed with the SEC on April 28, 2016. These documents can be obtained free of charge from the sources indicated above.

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

From time to time, we and our foreign subsidiaries may enter into foreign currency exchange contracts to manage risk on transactions conducted in foreign currencies. At September 30, 2016, we had no outstanding forward currency exchange contracts. In addition, we have not entered into any other derivative financial instruments.

Interest Rates – As of September 30, 2016, we had $2.1 billion of adjustable rate debt outstanding. We do not engage in transactions intended to hedge our exposure to changes in interest rates. If adjustable interest rates were to increase or decrease by 10%, we estimate annual interest expense would increase or decrease by approximately $7.7 million.

As of September 30, 2016, we maintained a portfolio of cash and securities consisting mainly of taxable, interest-bearing deposits with weighted average maturities of less than three months. If short-term interest rates were to increase or decrease by 10%, we estimate interest income would increase or decrease by less than $0.1 million.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Executive Chairman of the Board of Directors, President and Chief Executive Officer and Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer and Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act), as of September 30, 2016. Based upon that evaluation, the President and Chief Executive Officer and Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the third quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A. RISK FACTORS

The following risk factor is related to the proposed acquisition of the Company by Rockwell Collins. In addition to the information set forth in this report you should carefully consider the risk factors described in Part I, Item IA. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Failure to complete, or delays in completing, the transaction with Rockwell Collins announced on October 23, 2016.

On October 23, 2016, the Company, entered into the Merger Agreement with Rockwell Collins, as described in Note 14 to Condensed Consolidated Financial Statements.

The summary of the Merger Agreement and the descriptions of the terms and conditions therein do not purport to be complete and are qualified in their entirety by reference to the Merger Agreement.

We cannot assure you at this time that the parties will be able to complete the Merger as contemplated under the Merger Agreement or at all. Risks related to the pending status of the Merger and related transactions, and/or failure to complete the Merger, include the following:

•

The possibility that the Merger might not be consummated in the time frame expected by the Company and Rockwell Collins, or at all, and the risks and costs to the Company in such event, including the diversion of management and employee attention and the potential disruptive effect on business and customer relationships, stock price and ability to attract and retain key management personnel and employees;

•

The possibility that one or more closing conditions to the Merger, including certain regulatory approvals, may not be satisfied or waived, on a timely basis or otherwise, including that a governmental entity may prohibit, delay or refuse to grant approval for the consummation of the Merger, may require conditions, limitations or restrictions in connection with such approvals or that the required approval by the stockholders of the Company or Rockwell Collins may not be obtained;

•	The Company may incur unexpected costs, charges or expenses resulting from the Merger and related transactions;
•	The Company will remain liable for significant transaction costs, including legal, accounting, financial advisory and other costs related to the Merger, whether or not it is consummated;
•

The Merger Agreement contains “no solicitation” provisions that, subject to certain limited exceptions, restrict our ability to initiate, solicit, or knowingly encourage, facilitate or engage in any negotiations, inquiries or discussions with respect to any third party proposals for the acquisition of our common stock or to pursue an unsolicited offer;

•

The Company may be required to pay a termination fee of $200 million to Rockwell Collins if the Company terminates the Merger Agreement under certain conditions, which may deter third parties that might be interested in exploring an acquisition of the Company;

•	The attention of the Company management and employees may be diverted from day-to-day operations during the period up to the completion of the Merger;
•

The Company’s business, including both ordinary course and other transactions, may be disrupted as a result of the announcement of the Merger and the likelihood of litigation arising in connection with the Merger;

•

The Company’s executive officers and members of its Board of Directors may be deemed to have interests in the Merger that may be different from or in addition to those of the Company’s stockholders, generally, which may create potential conflicts of interest;

•

Under the Merger Agreement, the Company is subject to certain restrictions on the conduct of business prior to completing the Merger, including generally requiring the Company to conduct its business only in the ordinary course, subject to specified limitations, and that the Company will not undertake various actions related to the conduct of its business without the prior written consent of Rockwell Collins, which may delay or prevent the Company from responding to changing market and business conditions and could adversely affect our ability to conduct business as we otherwise could have done without these restrictions;

•	The expected financial performance of the combined company following the completion of the Merger remains uncertain;
•

It is possible that the combined company will fail to realize the anticipated benefits of the Merger, including as a result of delay in completing the Merger or integrating the businesses of the Company and Rockwell Collins;

•	It is uncertain how well the combined business will be able to implement its business strategy; and
•	The combined business may experience difficulties and delays in achieving synergies and cost savings.

The occurrence of any of these events individually or in combination could materially and adversely affect our business, results of operations, financial condition and stock price.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information on the Company’s repurchases of our common stock during the third quarter of 2016:

			Total Number of	Approximate Dollar
	Total Number	Average	Shares Purchased as	Value of Shares That
	of Shares	Price Paid	Part of Publicly	May Yet Be Purchased
Period	Purchased (1)	per Share (1)	Announced Program (2)	Under the Program (2)
July 1-31, 2016	291	$47.13	-	$174,730,434
August 1-31, 2016	-	-	-	174,730,434
September 1-30, 2016	3,809	51.66	-	174,730,434
Total	4,100	$51.34	-

(1)

All shares purchased during the current period were purchased from employees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting of restricted stock grants under the Company’s Long-Term Incentive Plan.

(2)

On November 11, 2014, the Board of Directors authorized a share repurchase program for the repurchase of outstanding shares of the Company’s Common Stock having an aggregate purchase price of up to $400 million. The share repurchase program expires November 10, 2016.

ITEM 6. EXHIBITS

Exhibit 2 – Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

2.1  Agreement and Plan of Merger, dated as of October 23, 2016, by and among Rockwell Collins, Inc., Quarterback Merger Sub Corp. and B/E Aerospace, Inc. (incorporated by reference to Exhibit 2.1 to B/E Aerospace, Inc.’s Current Report on Form 8-K filed with the SEC on October 26, 2016).

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

B/E AEROSPACE, INC.

Date: October 28, 2016	By:	/s/ Werner Lieberherr
Werner Lieberherr
President and Chief Executive Officer

Date: October 28, 2016	By:	/s/ Joseph T. Lower
Joseph T. Lower
Vice President and Chief Financial Officer