Form 10-K
period 2016-12-31
B/E AEROSPACE INC
filed 2017-02-28
CIK 861361

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[ X ]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Yes [ ] No [X]

The aggregate market value of the registrant's voting stock held by non-affiliates was approximately $4,968 million on June 30, 2016 based on the closing sales price of the registrant's common stock as reported on the NASDAQ Global Select Market as of such date, which is the last business day of the registrant's most recently completed second fiscal quarter. Shares of common stock held by executive officers and directors have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not a determination for any other purpose. The number of shares of the registrant's common stock, $.01 par value, outstanding as of February 24, 2017 was 101,468,345 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the registrant's Proxy Statement to be filed with the Commission in connection with the 2017 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K. With the exception of those sections that are specifically incorporated by reference in this Annual Report on Form 10-K, such Proxy Statement shall not be deemed filed as part of this Report or incorporated by reference herein.

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

Unless otherwise indicated, the industry data contained in this Form 10-K is from the January/February 2017 issue of the Airline Monitor, December 2016 reports of the International Air Transport Association (“IATA”), FlightGlobal Fleets Analyzer or the Airbus and The Boeing Company (“Boeing”) corporate websites.

PART I

ITEM 1.    BUSINESS

Proposed Acquisition by Rockwell Collins

On October 23, 2016, B/E Aerospace (including its subsidiaries, the “Company” or “we”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Rockwell Collins, Inc., a Delaware corporation (“Rockwell Collins”), and Quarterback Merger Sub Corp. (“Merger Sub”), a Delaware corporation and a wholly owned subsidiary of Rockwell Collins.  Upon the terms and subject to the conditions set forth in the Merger Agreement, at the closing, Merger Sub will merge with and into the Company, with the Company surviving (the “Surviving Corporation”) as a direct or indirect wholly owned subsidiary of Rockwell Collins (the “Merger” and, together with the other transactions contemplated by the Merger Agreement, collectively the “Transaction”). See Part I, Item IA. “Risk Factors” and Note 17, Pending Rockwell Collins Transaction, of the Notes to our Consolidated Financial Statements for additional information.

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

•	galley systems, modular lavatory systems and wastewater management systems;

•	both chemical and gaseous aircraft oxygen storage, distribution and delivery systems, protective breathing equipment and a broad range of lighting products; and

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

Since our organization as a corporation in Delaware in 1987, we have substantially expanded the size, scope and nature of our business as a result of a number of acquisitions. Including our most recent acquisitions described in the following paragraph, we completed 31 acquisitions associated with our continuing operations between 1989 and 2014, for an aggregate purchase price of approximately $1.8 billion. We believe these acquisitions enabled us to position ourselves as a preferred global supplier to our customers. During this period we consolidated facilities and product lines, implemented lean manufacturing and continuous improvement programs and invested in our information technology. All of these efforts allowed us to continually improve our productivity and expand our operating margins.

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

Industry Overview

The commercial aircraft and business jet cabin interior products industries encompass a broad range of products and services, including aircraft seating, food and beverage preparation and storage systems, galley  and interior monument systems, passenger and crew oxygen storage, oxygen distribution and delivery systems, lavatory systems, wastewater management systems, lighting systems, overhead bins, as well as interior reconfigurations and a variety of other engineering, design, integration, installation, retrofit and certification services.

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

Based on industry sources and studies, we estimate that during 2016, the global commercial and business jet cabin interior products industry, for the principal products of the type which we manufacture, exclusive of service revenues, had annual sales of approximately $5.0 billion. We estimate that the total worldwide installed base of commercial and general aviation aircraft cabin interior products for the principal products of the type which we manufacture, valued at replacement prices, was approximately $30.8 billion as of December 31, 2016.

During 2016, global air traffic increased by 6.3% as compared with global traffic increases of 6.5% in 2015 and 6.0% in 2014. The overall increase in global traffic demand from 2014 through 2016 reflect the global macroeconomic environment. The Airline Monitor 2017 forecast projects global passenger traffic to increase approximately 6.0% and capacity growth of approximately 6.0% each as compared to 2016.

IATA expects the global airline industry to generate a profit of approximately $35.6 billion in 2016, an increase of approximately 1% compared to 2015. Overall performance in 2016 has been positively impacted by strong passenger traffic growth of approximately 6.3%, record load factors of approximately 80.5% reflecting disciplined capacity management, positive macroeconomic factors, and improved airline offerings that stimulate demand. The record industry profits were delivered despite modest reduction in yields as compared with 2015. For 2017, IATA expects global profits of $29.8 billion, a decrease of 16.3% as compared to 2016 driven primarily by higher fuel and labor costs.

The airlines have substantially strengthened their balance sheets over the past several years through operating profits and by accessing capital markets. As a result, we believe airline balance sheets are much stronger than in any time in the past ten years.

Approximately 653 business jets were delivered in 2016 versus 647 business jets in 2015 and 710 business jets in 2014.

Other factors relevant to the industries we serve include the following:

Long-Term Growth in Worldwide Fleet. According to the Airline Monitor, new deliveries of large commercial aircraft increased to 1,436 aircraft in 2016 driven primarily by the ramp up of Airbus’ A350 aircraft. This compares to 1,397 aircraft in 2015 and 1,352 in 2014. According to the Airline Monitor, new aircraft deliveries are expected to total 1,490 in 2017 and 1,600 in 2018. Worldwide air traffic is expected to grow by approximately 6.0% in 2017 and the Airline Monitor has forecasted revenue passenger miles to increase at a compounded annual growth rate of approximately 4.8% during the 2016-2031 period, increasing from 4.5 trillion miles in 2016 to approximately 9.1 trillion miles by 2031. As a result, the Airline Monitor expects the worldwide fleet of commercial jet aircraft to increase by approximately 73% from approximately 25,861 regional, single-aisle and twin-aisle aircraft at December 31, 2016 to approximately 44,659 aircraft at December 31, 2031.

Wide-Body Aircraft Deliveries. Deliveries of wide-body, long-haul aircraft constitute an increasing share of total new aircraft deliveries and are an increasing percentage of the worldwide fleet. Wide-body aircraft represented approximately 28% of all new commercial aircraft (excluding regional jets) delivered over the four-year period ended December 31, 2016. According to the Airline Monitor, 401 new wide-body aircraft were delivered in 2016 and approximately 375 are expected to be delivered in 2017. The Airline Monitor also predicts that nearly 4,835 twin-aisle aircraft will be delivered over the 2017-2027 timeframe or approximately 440 wide-body and super wide-body aircraft per year, which is 9.7% higher, on average, as compared to 2016 deliveries. The foundations of this growth are the Boeing 787, Boeing 777X and Airbus A350 two engine aircraft which replace older and less fuel efficient wide-body aircraft. These aircraft also support new demand by opening smaller markets to long range nonstop flights.

Existing Installed Base. According to industry sources, the world's active commercial passenger aircraft fleet consisted of approximately 25,861 aircraft as of December 31, 2016. Additionally, based on industry sources, there are approximately 18,865 business jets currently in service. Based on such fleet numbers, we estimate that the total worldwide installed base of commercial and general aviation aircraft cabin interior products for the principal products of the type which we manufacture, valued at replacement prices, was approximately $30.8 billion as of December 31, 2016. The size of the installed base is expected to increase as a result of the growth in the world wide fleet and is expected to generate additional and continued demand for retrofit, refurbishment and spare parts.

Engineering Services Markets. Historically, the airlines have relied primarily on their own in-house engineering resources to provide engineering, design, integration and installation services, as well as services related to repairing or replacing cabin interior products that have become damaged or otherwise non-functional. Cabin interior product configurations have become increasingly more sophisticated and the airline industry more globally competitive. The airlines have increasingly outsourced a number of these services in order to introduce highly branded, optimized density and contemporary interiors in sync with market cycles. As noted above, the interiors retrofit cycle runs in four to eight year cycles. The ability of an airline to source expert engineering services is an increasingly essential factor in their ability to offer a competitive interior product in their markets.

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

Competitive Strengths

We believe that we have a strong competitive position attributable to a number of factors, including the following:

Focus on Innovation and New Product Development.  Our aircraft cabin interior products businesses are engaged in extensive product development and marketing efforts for both new and existing products. We believe, based on our experience in the industry, that we are a technological and systems integration leader in the cabin interior products industry. The success of these and other new product development efforts are expected to increase demand for our products in both newly purchased aircraft and in aftermarket retrofits. Our focus on continuous development has allowed us to grow our backlog and improve the product mix of our current backlog. Newly introduced products include a broad range of amenities such as luxurious first class cabins (offering high privacy and high density seats) with features such as mini-bars, closets, flat screen TVs, digital light-emitting diode (“LED”) mood lighting, electric lie-flat seating, Pulse Oxygen™ gaseous passenger oxygen systems for the Boeing 787, 777X and Airbus A350, next-generation galley systems for the Airbus A350, the new award winning and market leading Essence™ suite of food and beverage preparation and storage equipment, electric fully berthing business jet seating, lightweight, lower maintenance wastewater systems for business and commercial jets and a full range of business and executive jet seating. We recently introduced our new Meridian® main cabin seating platform, which we believe is the industry’s lightest full-featured seat that significantly reduces cost of ownership, simplifies maintenance and increases overall passenger living space. We also recently introduced an update to our digital LED lighting system for the Boeing 737 Sky Interior aircraft. This innovative, lightweight LED system features adjustable lighting with full spectrum color capabilities, providing superior cabin ambiance and unprecedented lighting control. Market acceptance of our LED lighting systems has continued to gain strength, and since 2012 we have been receiving orders from various airlines to retrofit their Boeing 737, 757, 767 and 777 aircraft with our LED lighting systems.

As of December 31, 2016, we had 2,226 employees in engineering, research and development and program management. We believe our engineering, research and development efforts and our on-site technicians at both the airlines and airframe manufacturers enable us to play a leading role in developing and introducing innovative products to meet emerging industry trends, and thereby gain early entrant advantages.

Diverse Product Offering and Broad Domestic and International Customer Base. We provide a comprehensive line of products and services to a broad customer base. During the year ended December 31, 2016, Boeing and Airbus each accounted for approximately 13% of our consolidated revenues (no other customer represented more than 10% of consolidated revenues). Our commercial aircraft and business jet segments have a broad range of over 300 principal customers, including all of the world’s major airlines, commercial aircraft and business jet manufacturers and completion centers. We believe that our broad product offering and large customer base make us less vulnerable to the loss of any one customer or program. We have continued to expand our available products and services based on our belief that the airline industry increasingly will seek an integrated approach to the design, development, integration, installation, testing and sourcing of aircraft cabin interior equipment.

Large Installed Base. We have a large installed base of commercial and general aviation aircraft cabin interior products for the principal products of the type which we manufacture, valued at replacement prices, of approximately $13.4 billion as of December 31, 2016. Based on our experience in the industry, we believe our installed base is substantially larger than that of each of our competitors. We believe that our large installed base is a strategic advantage, as airlines tend to purchase aftermarket products and services, including spare parts, retrofit and refurbishment programs, from the original supplier. As a result, we expect our large installed base to generate continued aftermarket revenue as airlines continue to maintain, evolve and reconfigure their aircraft cabin interiors.

Increased Airframe Content and Diversified Backlog. Approximately ten years ago we began to leverage our deep understanding of aircraft interior systems to develop a range of new aircraft interior products that deliver differentiated value for Airbus and Boeing at point of sale, and the airlines in service. During 2011, Boeing selected our modular lavatory systems as standard equipment for Boeing’s 737 NG family of airplanes, as well as the Boeing 737 MAX. The award was initially valued in excess of $800 million, exclusive of retrofit orders. This innovative system has become standard equipment on these aircraft and will be the sole source equipment on the 737 MAX when it enters service in 2017. Our proprietary lavatory systems create the opportunity to add up to six incremental passenger seats on each 737 NG / MAX airplane.

We have also been selected by Boeing to manufacture our LED cabin lighting systems for the Boeing 737 Sky Interior aircraft. This has facilitated our growth of lighting retrofits for both narrow-body and wide-body aircraft where we have won several awards as we continue to offer all-LED lighting throughout the cabin into the existing worldwide fleet of aircraft. To date, we have been selected by Boeing to manufacture our patented Pulse OxygenTM system and passenger service units for the 787, 777X and 747-8, and we have been selected by Airbus to manufacture our next generation galley systems and our patented passenger oxygen delivery system for the A350. Additionally, we have been selected by major business jet manufacturers to provide vacuum wastewater systems. As of December 31, 2016, the programs we have won are currently expected to generate approximately $5.6 billion in revenues over time, and are expected to significantly increase our content per aircraft type; however, only a small portion of these programs are included in our reported booked backlog as of December 31, 2016. This effort to develop and market new interior systems directly to the OEMs is important to us as it represents a significant potential increase in the dollar value of our products on each such aircraft type. It also offsers significant aftermarket opportunities through retrofits, repairs and spares.

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

Growth Opportunities

We believe that we will benefit from the following industry trends:

Growth of Wide-Body Aircraft Fleet. New aircraft deliveries of wide-body aircraft are expected to continue to grow over the long term, reflecting the expected growth in revenue passenger miles over the 2017-2031 period and retirements of older, less fuel efficient aircraft. The growth in the wide-body aircraft global fleet is significant to us because wide-body aircraft require up to six-to-ten times the dollar value content of the principal products of the type which we manufacture as compared to narrow-body aircraft. For example, wide-body aircraft carry up to three or four times the number of seats as narrow-body aircraft and have multiple classes of service, including super first class compartments and first class and business class configurations. In addition, aircraft cabin crews on wide-body aircraft flights may make and serve between 300 and 900 meals, brew and serve more than 2,000 cups of coffee and serve more than 200 glasses of wine on a single flight, thereby generating substantial demand for seating products and food and beverage preparation and storage equipment, as well as extensive oxygen storage, distribution and delivery systems and lighting systems.

Growth of Boeing and Airbus Narrow-Body Aircraft Fleet. New aircraft deliveries of Boeing’s 737 NG and Airbus’s A320neo are expected to continue to grow over the long term, reflecting the expected growth in revenue passenger miles over the 2017-2030 period and retirements of older, less fuel-efficient aircraft. For example, both Boeing and Airbus have increased their narrow body production outputs from over 34 aircraft per month in 2011 to over 42 aircraft per month in 2016 and have production schedules and backlog to deliver in excess of 57 aircraft per month in 2019. This growth is significant to us as we have market leading installed base shares on both the Boeing 737 and Airbus A320 platforms.

Worldwide Aircraft Fleet Creates Demand for Aftermarket Products. The size of the worldwide aircraft fleet is important to us as the proper maintenance of the fleet generates ongoing demand for spare parts and refurbishment retrofits. Our substantial existing installed base of products typically generates continued retrofit, replacement, upgrade, refurbishment, repair and spare parts revenue as airlines maintain their aircraft interiors. For the years ended December 31, 2016 and 2015, approximately 36% and 40%, respectively, of our revenues were derived from the aftermarket. In addition, aftermarket revenues are generally driven by aircraft usage, and as such, have historically tended to recover more quickly than revenues from OEMs. As used in this Form 10-K, aftermarket sales include sales to support existing commercial and business jet fleets. We believe that there are substantial growth opportunities for retrofit programs for the wide-body aircraft that service international routes and that the major global airlines will need to invest in cabin interiors for their international fleets or face the prospect of losing market share on their international routes. Additionally, the expected growth in the worldwide fleet will serve to increase the size of our installed base.

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

Growth in New Aircraft Introductions Leads to New Cabin Interior Product Introductions and Major Retrofit Opportunities. According to Airbus, 44 customers have placed 818 orders for new A350 aircraft. According to Boeing, 64 customers have placed orders for 1,200 of its new B787 wide-body aircraft and seven customers have placed 306 orders for new B777X aircraft. We believe the airlines often use the introduction into service of a new aircraft fleet type to introduce next generation cabin interior products. In such cases, we believe airlines will also invest in programs to retrofit their existing fleets to incorporate these new interior products and configurations in order to enhance their revenue and/or cost advantages realized on the new fleets and to maintain product and service commonality.

Long-Term Growth in Business Jet and VIP Aircraft Markets. Business jet deliveries totaled 653 aircraft in 2016 and increased approximately 1% in 2016 as compared to 2015; business jet deliveries in 2015 totaled 647 aircraft and were down 8.9% as compared to 2014. According to industry sources, new business jet deliveries in 2017 through 2019 are expected to decline slightly before a new up cycle begins in 2020 driven by the introduction of new large aircraft from Dassault and Bombardier and new mid-size platforms from Cessna. The growth of the very large aircraft segment is important to us as the ship set content for seating, divans and accent lighting is three times that of a smaller business jet.

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

The following is a summary of revenues for our reportable segments:

	Year Ended December 31,
	2016		2015		2014
		% of		% of		% of
	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues
Commercial aircraft	$2,344.0	79.9%	$2,098.3	76.9%	$2,058.9	79.2%
Business jet	588.9	20.1%	631.3	23.1%	540.1	20.8%
Total revenues	$2,932.9	100.0%	$2,729.6	100.0%	$2,599.0	100.0%

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

Tourist Class and Regional Jet Seats. We believe, based on our installed base, that we are a leading worldwide manufacturer of tourist class seats and regional aircraft seats. We believe our Pinnacle® coach class seat has become the industry's most popular seat platform for single-aisle aircraft since its launch in late 2009. We believe the seat improves comfort and offers significantly improved passenger living space as well as benefiting the airlines with simplified maintenance and spare parts purchasing. Pinnacle® was engineered for use across the entire single-aisle aircraft fleet. In 2015, we introduced our new patented Meridian® main cabin seating platform for single aisle aircraft, which we believe is the industry’s lightest full-featured seat. The Meridian® seat platform utilizes advanced proprietary technologies that we believe significantly reduce cost of ownership, simplify maintenance and increase overall passenger living space and comfort. Since its launch, the Meridian® has received launch orders in excess of 1,400 aircraft. In 2016, we introduced the Aspire®  seating platform for the main cabin of twin aisle aircraft. The Aspire® seat is a B/E Aerospace proprietary design that incorporates B/E’s patented technologies and has been engineered to provide airline passengers with enhanced living space and increased leg and shin clearance as well as a high level of integration with advanced in-flight entertainment systems.

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

Oxygen Delivery Systems. We believe, based on our experience in the industry, that we are the leading manufacturer of oxygen storage, distribution and delivery systems for both commercial and business jet aircraft. We have the capability to both produce all required components and to fully integrate overhead passenger service units with either chemical or gaseous oxygen equipment. Our oxygen equipment has been approved for use on all Boeing and Airbus aircraft and is also found on essentially all general aviation and VIP aircraft. The Boeing 787 was the first aircraft equipped with a passenger oxygen system using our advanced Pulse OxygenTM and passenger service unit technology. Boeing has awarded us a sole source contract for the installation of the Pulse Oxygen™ system on its new 777X platform. We also provide similar technology for passenger and crew oxygen systems for the Airbus A350. We have also been selected by both Boeing and Airbus to provide installed lavatory oxygen as their preferred line-fit solution for all platforms.

Interior Structures. Interior Structures includes galley systems and lavatory systems. Our innovative, modular approach to the design of galley systems allows the airlines to select galley positions and configurations for their specific operational needs, while minimizing total aircraft system weight. We provide next generation galley systems for the Airbus A350 aircraft, which is designed to accommodate the aircraft’s “flex zones” allowing airlines to select from a wide range of galley configurations. Our modular lavatory system utilizes our patented Spacewall® technology, which frees up floor space in the cabin, creating the opportunity to add up to six incremental passenger seats on each airplane. The modular lavatory systems integrate our technologically advanced Aircraft Ecosystems® vacuum toilet, long-life LED lighting and tamper proof state-of-the-art lavatory oxygen system. We believe our Aircraft Ecosystems® vacuum toilets have 25% greater reliability than existing systems and allow components to be replaced in a few minutes, as compared to up to an hour for existing systems. Our innovative modular lavatory system has become standard equipment on all Boeing 737s, as well as the 737 MAX which enters service in 2017. We believe that retrofit demand for our lavatory systems could be substantial. We have also entered the vacuum wastewater system market. Our vacuum wastewater system incorporates a proprietary design which we believe eliminates the primary cause of failure which plagues other vacuum systems. In addition, our systems include advanced proprietary components and systems that we believe will significantly lower the overall cost of ownership, simplify maintenance and improve lavatory hygiene.

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

We estimate that, as of December 31, 2016, we had an aggregate installed base of products produced by our commercial aircraft segment, valued at replacement prices, of approximately $11.0 billion.

Business Jet Segment

We believe, based on our experience in the industry, that we are a leading manufacturer of a broad product line of furnishings for business jets. We believe we originated what is today’s market for “Super First Class” suites and cabins twelve years ago. Our products include a complete line of business jet seating and sofa products, including electric fully berthing lie-flat seats, both fluorescent and LED direct and indirect lighting, air valves and oxygen delivery systems as well as sidewalls, bulkheads, credenzas, closets, galley structures, lavatories, wastewater systems, de-icing systems, cabin management systems and tables. We have the capability to provide complete interior packages for business jets and executive VIP or head-of-state aircraft interiors, including design services, interior components and program management services. Our product portfolio also includes premium lightweight seats for rotorcraft airframes for civil and military applications.

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

We estimate that, as of December 31, 2016, we had an aggregate installed base of business jet and super first class equipment, valued at replacement prices, of approximately $2.4 billion.

Research, Development and Engineering

We work closely with commercial airlines, business jet and aerospace original equipment manufacturers and global leasing companies to improve existing products and identify customers' emerging needs. Our expenditures in research, development and engineering totaled $290.7 million, $274.4 million and $284.3 million for the years ended December 31, 2016, 2015 and 2014, respectively, representing 9.9%, 10.1% and 10.9% of revenues, respectively, for each of those years. We employed 2,226 professionals in engineering, research and development and program management as of December 31, 2016. We believe, based on our experience in the industry, that we have the largest engineering organization in the cabin interior products industry, with mechanical, electrical, human machine interface and software design skills, as well as substantial expertise in program management, materials composition and custom cabin interior layout design and certification.

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

We believe that airlines prefer our integrated worldwide marketing approach, which is focused by airline and encompasses our entire product line. Led by senior executives, teams representing each product line serve designated airlines that together account for the vast majority of the purchases of products manufactured by our commercial aircraft and business jet segments that serve these customers. Our teams have developed customer-specific strategies to meet each airline's product and service needs. We also staff "on-site" customer engineers at major airlines and airframe manufacturers to represent our entire product line and to work closely with customers to develop specifications for each successive generation of products required by the airlines. These engineers help customers integrate our wide range of cabin interior products and assist in obtaining the applicable regulatory certification for each particular product or cabin configuration. Through our on-site customer engineers, we expect to be able to more efficiently design and integrate products that address the requirements of our customers. We provide integrated program management services, integrating all on-board cabin interior equipment and systems, including installation and FAA certification, allowing airlines to substantially reduce costs. We believe that we are the only supplier in the commercial aircraft cabin interior products industry with the size, resources, expertise, breadth of product line and global product support capability to operate in this manner.

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

As of December 31, 2016, our direct sales, marketing and product support organizations consisted of 462 employees. In addition, we currently retain 54 independent sales representatives. Our sales to non-U.S. customers were approximately $1.8 billion, $1.8 billion and $1.7 billion during the years ended December 31, 2016, 2015 and 2014, respectively, which represents approximately 61%, 65% and 67% of revenues, respectively. Approximately 58% of our total revenues were derived from airlines, aircraft leasing companies, maintenance, repair and overhaul providers, and other commercial aircraft operators during each of the three years ended December 31, 2016. During fiscal years 2016, 2015 and 2014, approximately 36%, 40% and 40%, respectively, of our revenues were derived from the aftermarket.

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

Backlog

Our booked backlog at December 31, 2016 was $3.5 billion, as compared with booked backlog of $3.2 billion as of December 31, 2015 and $3.0 billion as of December 31, 2014. The charts below reflect information related to booked backlog by geographic region and the expected roll-out of booked backlog.

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

As of December 31, 2016, we had a record booked backlog of $3.5 billion. While the expected delivery dates of our backlog varies from year to year, generally about 50% of the backlog is deliverable in the following 12 months, with the balance generally deliverable over approximately the next two years. As an example, we believe approximately 50% of our December 31, 2016 booked backlog will be delivered during 2017. As of December 31, 2016, approximately 78% of booked backlog is related to CAS and 22% is related to BJS. The quality of our backlog has continued to improve as a result of partnering with key long-term customers, outstanding engineering, global sourcing and program management capabilities resulting in superior products which we believe are the most innovative cabin interior products solutions for our customers. While we do operate in a cyclical industry, program cancellations are the exception, not the norm; historically, backlog cancellations have not been significant due to the fact that airlines seek fleet commonality once they begin to outfit their fleets with a particular cabin interior product or configuration. This is important to an airline due to customer expectations for a consistent level of service, particularly on international routes as well as complexities that arise from maintaining multiple layouts and products with spare parts on a global basis, and other similar considerations. As a result, these programs tend to be deferred to later periods, rather than being cancelled. As an example in 2008 following the global credit crisis, our airline customers experienced a significant contraction in demand, which resulted in the deferral of a number of programs from delivery in the 2008-2009 period to 2009-2011. Despite the negative impacts on our customers from this severe global recession, no significant retrofit programs were cancelled. For a more detailed discussion on risks associated with our backlog, see Item 1A. Risk Factors – We have a significant backlog that may be deferred or may not be entirely realized.

Program awards will be added to booked backlog when we receive purchase orders or otherwise are provided with specificity regarding delivery dates. At December 31, 2016, we estimate the value of these unbooked program awards at $5.6 billion.

Total backlog, both booked and awarded but unbooked, expanded to a record $9.1 billion, an increase of 3.4% from December 31, 2015.

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

Our Structures and Integration Group in Everett, Washington holds an Organization Designation Authorization (“ODA”) from the FAA that includes delegated authority to issue Supplemental Type Certificates (“STC”) and produce parts under a FAA Production Certificate (“PC”). Our ODA STC allows us to reconfigure the interior of airplanes, install crew rests, install satellite communications and perform passenger-to-freighter conversions on all major transport category aircraft types. Under our ODA STC we can approve the design of an aircraft modification and the parts that go into it, and issue the STC in support of the return to service of the modified airplane. This authorization allows us to install new and prototype parts on the aircraft and upon STC issuance add these parts to our PC and designate them as airworthy approved production parts.

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

Patents and Other Intellectual Property

We rely upon patent, copyright, trademark, trade secret and other intellectual property laws in the United States, similar laws in other countries, and agreements with our employees, customers, suppliers and other parties to establish and maintain intellectual property rights in the products we sell and otherwise use in our operations. We currently hold 477 U.S. patents and 831 foreign patents, as well as 209 U.S. patent applications and 679 foreign patent applications covering a variety of products. We do not believe that we are dependent on one or a group of patents, and as such we believe the termination, expiration or infringement of one or more of such patents would not have a material adverse effect on us.

Employees

As of December 31, 2016, we had approximately 10,875 employees. Approximately 68% of our employees are engaged in manufacturing/distribution operations, quality and purchasing, 21% in engineering, research and development and program management, 4% in sales, marketing and product support and 7% in finance, human resources, information technology, legal and general administration. Unions represent approximately 12% of our worldwide employees. One domestic labor contract, representing approximately 5% of our employees, expires in May 2018. The labor contract with the only other domestic union, which represents 1% of our employees, expires in October 2017. The remaining portions of our unionized employees are located in the United Kingdom and the Netherlands, which tend to have government mandated union organizations. We consider our employee relations to be good and we have not experienced a business disruption due to labor relations.

Financial Information about Segments and Foreign and Domestic Operations

Financial and other information by segment and relating to foreign and domestic operations for the years ended December 31, 2016, 2015 and 2014, is set forth in Note 13 to our Consolidated Financial Statements.

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

We are directly dependent upon the airline and business jet industries, which are sensitive to changes in global economic conditions. The airline industry is highly cyclical and the level of demand for air travel is correlated to the strength of the U.S. and global economies. Stagnant or weakening global economic conditions either in the United States or in other geographic regions, as we are currently experiencing, may have a material adverse effect on our business. Past periods of unfavorable economic conditions caused a reduction in spending for both leisure and business travel, resulting in the airline industry parking aircraft, delaying new aircraft purchases and deliveries, deferring retrofit programs and depleting existing inventories. The business jet industry is also severely impacted by both a weaker economy and by declining corporate profits. According to IATA, the economic downturn in 2008 and 2009, combined with the high fuel prices experienced during most of 2009, contributed to the worldwide airline industry’s loss of approximately $4.6 billion in 2009. Concerns over the tightening of the corporate credit markets, inflation, energy costs and other factors may continue to contribute to volatility in the global financial markets and may create further uncertainties for global economic conditions in the future. Furthermore, the environment in which the airline and business jet industries operate could continue to be affected by adverse foreign exchange impacts, fluctuating fuel prices, consolidation in the industry, changes in regulation, terrorism, safety, environmental, health concerns and labor issues. Many of these factors have, and could continue to have, a negative impact on air travel, which could materially adversely affect our business, results of operations, financial condition and cash flows.

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

From time to time, these regulatory agencies propose new regulations. These new regulations generally cause an increase in costs to comply with these regulations. For example, the FAA dynamic testing requirements originally established in 1988 under 14 CFR 25.562 are currently required for certain new generation aircraft types. The enactment of 14 CFR 121.311(j) requires dynamic testing of all seats installed in all new aircraft produced after October 27, 2009. The EASA aligned its regulations to match FAA rule 25.562 in 2013. To the extent the FAA or the EASA implement rule changes in the future, we may incur additional costs to achieve compliance.

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

While the majority of our operations are based domestically, we have significant manufacturing operations based internationally with facilities in the United Kingdom, the Netherlands, Germany and the Philippines. In addition, we sell our products to airlines all over the world. Our customers are located primarily in North America, Europe, Asia, the Pacific Rim, South America and the Middle East. As a result, 61%, 65% and 67% of our revenues for the years ended December 31, 2016, 2015 and 2014, respectively, were to customers located outside the United States. Volatile international economic, political and market conditions may have a material adverse effect on our business, results of operations, financial condition and cash flows.

In addition, we have a number of subsidiaries in foreign countries (primarily in Europe), which have sales outside the United States. As a result, we are exposed to currency exchange rate fluctuations as a portion of our net sales and expenses are denominated in currencies other than the U.S. dollar. Approximately 41% of our sales during the years ended December 31, 2016 and 2015 came from our foreign operations. Fluctuations in the value of foreign currencies affect the dollar value of our net investment in foreign subsidiaries, with these fluctuations being included in a separate component of stockholders’ equity. At December 31, 2016, we reported a cumulative foreign currency translation and other adjustments of approximately $166.4 million in stockholders’ equity primarily as a result of foreign currency adjustments, and we may incur additional adjustments in future periods. In addition, operating results of foreign subsidiaries are translated into U.S. dollars for purposes of our statement of operations at average monthly exchange rates. Moreover, to the extent that our revenues are not denominated in the same currency as our expenses, our net earnings could be materially adversely affected. For example, a portion of labor, material and overhead costs for goods produced in our production facilities in the United Kingdom, Germany, the Netherlands and the Philippines are incurred in British pounds, Euros or Philippine pesos, but the related sales revenues are generally denominated in U.S. dollars. Changes in the value of the U.S. dollar or other currencies could result in material fluctuations in foreign currency translation amounts or the U.S. dollar value of transactions and, as a result, our net earnings could be materially adversely affected.

Historically we have not engaged in hedging transactions. However, we may engage in hedging transactions in the future to manage or reduce our foreign exchange risk. Our attempts to manage our foreign currency exchange risk may not be successful and, as a result, our results of operations and financial condition could be materially adversely affected.

Our foreign operations could also be subject to unexpected changes in regulatory requirements, tariffs and other market barriers and political, economic and social instability in the countries where we operate or sell our products and offer our services. The impact of any such events that may occur in the future could subject us to additional costs or loss of sales, which could materially adversely affect our business, results of operations, financial condition and cash flows. Current events, including the recent United States presidential election, the United Kingdom’s vote to exit the European Union, and tax reform proposals, create a level of uncertainty for our operations, including the potential for increased tariffs and other negative influences on U.S. trade relations with other countries. Our foreign operations are increasingly complex due to the possibility of renegotiated trade deals, revised international tax law treaties, and changes to the United States corporate tax code. Changes in U.S. political, regulatory and economic conditions or in laws and policies involving foreign trade, manufacturing, development and investment in the countries where we currently operate and sell products, and any negative sentiments towards the United States as a result of such changes, could adversely affect our business, results of operation, financial condition and cash flows.

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

As of December 31, 2016, we had approximately $3.5 billion of booked backlog. Given the nature of our industry and customers, there is a risk that orders forming part of our backlog may be cancelled or deferred due to economic conditions or fluctuations in our customers’ business needs, purchasing budgets or inventory management practices. We also could be impacted if entry into service for any new aircraft platform is delayed or if the rate of delivery is lower than expected or deferred as a result of production or other manufacturing difficulties.

A significant portion of both our booked backlog and awarded but unbooked backlog includes programs with Boeing and Airbus, which makes us particularly vulnerable to their businesses and continued production of various airplane models. For example, at December 31, 2008, while no major retrofit programs were cancelled, several large retrofit programs that were scheduled for delivery in 2009 were deferred until 2010 and 2011, which negatively impacted our revenues and profits for 2009. Failure to realize sales from our existing or future backlog could have a material adverse effect on our business, results of operations, financial condition and cash flows.

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

Our total assets reflect substantial intangible assets. At December 31, 2016, goodwill and identifiable intangibles together represented approximately 30% of our total assets. Intangible assets consist principally of goodwill and other identified intangible assets associated with our acquisitions. On at least an annual basis, we assess whether there has been an impairment in the value of goodwill and other intangible assets with indefinite lives. If the carrying value of the tested asset exceeds its estimated fair value, impairment is deemed to have occurred. In this event, the amount is written down to fair value. Under generally accepted accounting principles in the United States, this would result in a charge to operating earnings. Any determination requiring the write-off of a significant portion of goodwill or unamortized identified intangible assets would negatively affect our results of operations and total capitalization, which could be material. We performed our annual testing of impairment of goodwill for the years ended December 31, 2014, 2015 and 2016. There were no impairment charges recorded in 2014, 2015 or 2016. As of December 31, 2016, the balances of goodwill and identifiable intangible assets were $798.7 million and $213.0 million, respectively.

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

There can be no assurance that we will pay cash dividends.

Our Board of Directors has adopted a dividend policy that contemplates the payment of cash dividends. Whether, when and in what amounts we in fact pay such dividends remains entirely at the discretion of our Board of Directors and will depend on our future earnings, capital requirements, financial conditions, operating conditions, contractual restrictions, including those restrictions in our Credit Agreement and such other factors as our Board of Directors may deem relevant. All of these factors and their evaluation by our Board of Directors, as well as the dividend policy itself, are subject to change. Our dividend payments may change from time to time, and we cannot provide assurance that we will pay dividends in any particular amounts or at all. If we do not pay cash dividends in accordance with the policy, this could have a negative effect on our share price.

If the price of our common stock fluctuates significantly, stockholders could incur substantial losses of any investment in our common stock.

The price of our common stock is subject to sudden and material increases and decreases, and decreases could adversely affect investments in our common stock. For example from January 1, 2016 through December 31, 2016, the sale price of our common stock fluctuated between $60.45 and $36.38. The price of our common stock could fluctuate widely in response to:

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

Risks Relating to the Proposed Acquisition of the Company by Rockwell Collins

The summary of the Merger Agreement and the descriptions of the terms and conditions therein do not purport to be complete and are qualified in their entirety by reference to the Merger Agreement.

The Merger is subject to conditions, some or all of which may not be satisfied, or completed on a timely basis, if at all. Failure to complete the Merger could have material adverse effects on the Company.

        The completion of the Merger is subject to a number of conditions, including, among other things, receipt of the Rockwell Collins Stockholder Approval, receipt of Company Stockholder Approval and receipt of certain other regulatory approvals, each of which make the completion and timing of the completion of the Merger uncertain. Also, either Rockwell Collins or the Company may terminate the Merger Agreement if the Merger has not been consummated by 5:00 p.m. (New York time) on October 21, 2017, except that this right to terminate the Merger Agreement will not be available to any party whose failure to perform or comply with any of its obligations under the Merger Agreement has been the principal cause of or resulted in the failure of the closing of the Merger to have occurred on or before that date.

        If the Merger is not completed, the Company’s ongoing business may be materially adversely affected and, without realizing any of the benefits of having completed the Merger, the Company will be subject to a number of risks, including the following:

•	the market price of the Company’s common stock could decline;
•	the Company could owe substantial termination fees to Rockwell Collins under certain circumstances;
•

if the Merger Agreement is terminated and the Company’s Board of Directors seeks another business combination, the Company’s stockholders cannot be certain that the Company will be able to find a party willing to enter into a transaction on terms equivalent to or more attractive than the terms that Rockwell Collins has agreed to in the Merger Agreement;

•

time and resources, financial and other, committed by the Company’s management to matters relating to the Merger could otherwise have been devoted to pursuing other beneficial opportunities for the Company;

•	the Company may experience negative reactions from the financial markets or from its customers or employees; and
•	the Company may be required to pay costs relating to the Merger, such as legal, accounting, financial advisory and printing fees, whether or not the Merger is completed.

        In addition, if the Merger is not completed, the Company could be subject to litigation related to any failure to complete the Merger or related to any enforcement proceeding commenced against the Company to perform its obligations under the Merger Agreement. The materialization of any of these risks could materially and adversely impact the Company’s ongoing business.

        Similarly, delays in the completion of the Merger could, among other things, result in additional transaction costs, loss of revenue or other negative effects associated with uncertainty about completion of the Merger.

The Merger Agreement contains provisions that limit the Company’s ability to pursue alternatives to the Merger, could discourage a potential competing acquiror of the Company from making a favorable alternative transaction proposal and, in specified circumstances, could require the Company to pay substantial termination fees to Rockwell Collins.

        The Merger Agreement contains certain provisions that restrict the Company’s ability to, among other things, initiate, seek, solicit, knowingly encourage, knowingly induce or take any other action reasonably expected to lead to, or engage in negotiations or discussions relating to, or approve or recommend, any third-party acquisition proposal. Further, even if the Rockwell Collins board of directors withdraws or qualifies its recommendation with respect to the issuance of Rockwell Collins common stock forming part of the Merger consideration or if the Company’s Board of Directors withdraws or qualifies its recommendation with respect to the adoption of the Merger Agreement, in each case as permitted by the Merger Agreement, unless the Merger Agreement has also been terminated in accordance with its terms, Rockwell Collins or the Company, as the case may be, will still be required to submit each of the share issuance proposal and the merger proposal, as applicable, to a vote at their special meeting of stockholders. In addition, following receipt by the Company of any third-party acquisition proposal that constitutes a “superior proposal,” the Rockwell Collins will have an opportunity to offer to modify the terms of the transactions contemplated by the Merger Agreement before the Company’s Board of Directors may withdraw or qualify its recommendation with respect to the share issuance proposal or the merger proposal, as applicable, in favor of such superior proposal.

        In some circumstances, upon termination of the Merger Agreement, the Company could be required to pay a termination fee of $200 million to Rockwell Collins.

        These provisions could discourage a potential third-party acquiror or merger partner that might have an interest in acquiring all or a significant portion of the Company or pursuing an alternative transaction from considering or proposing such a transaction, even if it were prepared to pay consideration with a higher per share cash or market value than the per share cash or market value proposed to be received or realized in the Merger. In particular, a termination fee, if applicable, may be substantial, and could result in a potential third-party acquiror or merger partner proposing to pay a lower price to the Company stockholders than it might otherwise have proposed to pay absent such a fee.

        If the Merger Agreement is terminated and the Company determines to seek another business combination, the Company may not be able to negotiate a transaction with another party on terms comparable to, or better than, the terms of the Merger.

The Merger is subject to the expiration or termination of applicable waiting periods and the receipt of approvals, consents or clearances from regulatory authorities that may impose conditions that could have an adverse effect on the Company or the combined company or, if not obtained, could prevent completion of the Merger.

        Before the Merger may be completed, any applicable waiting period (and any extension thereof) under the HSR Act relating to the consummation of the Merger must have expired or been terminated, and any authorization or consent from a governmental authority required to be obtained with respect to the Merger in certain other applicable foreign antitrust laws must have been obtained. In deciding whether to grant the required regulatory authorization or consent, the relevant governmental entities will consider the effect of the Merger on competition within their relevant jurisdiction. The terms and conditions of the authorizations and consents that are granted may impose requirements, limitations or costs or place restrictions on the conduct of the combined company’s business. Under the Merger Agreement, Rockwell Collins and the Company have agreed to use their reasonable best efforts to obtain such authorizations and consents and therefore may be required to comply with conditions or limitations imposed by governmental authorities, except that Rockwell Collins will not be required to agree to sell, divest, lease, license, transfer, dispose of or otherwise encumber or impair its ability to own or operate any of its or the Company’s assets or properties if such action would require the divestiture or holding separate of any assets of Rockwell Collins or the Company or any of their subsidiaries representing more than $175 million of annual revenue generated in the 2015 calendar year.

        In addition, regulators may impose conditions, terms, obligations or restrictions in connection with their authorization of or consent to the Merger, and such conditions, terms, obligations or restrictions may delay completion of the Merger or impose additional material costs on or materially limit the revenues of the combined company following the completion of the Merger or may hinder the anticipated benefits of the Merger. There can be no assurance that regulators will choose not to impose such conditions, terms, obligations or restrictions, and, if imposed, such conditions, terms, obligations or restrictions may delay or lead to the abandonment of the Merger.

The value of the stock portion of the Merger consideration is subject to changes based on fluctuations in the value of Rockwell Collins common stock, and the Company stockholders may receive stock consideration with a value that, at the time received, is less than $27.90 per share of the Company common stock.

        The market value of Rockwell Collins common stock will fluctuate during the period before the date of the Rockwell Collins and the Company special meetings, during the 20 trading day period that the exchange ratio will be based upon, and the time between the last day of the 20 trading day period and the time the Company’s stockholders receive the Merger consideration in the form of Rockwell Collins common stock, as well as thereafter.

        Upon completion of the Merger, each issued and outstanding share of Company common stock will be converted into the right to receive the Merger consideration, which is equal to $34.10 in cash, without interest, and a fraction of a share of Rockwell Collins common stock having a value equal to $27.90, subject to adjustment based upon a two-way collar mechanism as described below. If the Rockwell Collins stock price is greater than or equal to $77.41 and less than or equal to $89.97, the exchange ratio will be equal to the quotient of (i) $27.90 divided by (ii) the Rockwell Collins stock price, which, in each case, will result in the stock consideration having a value equal to $27.90. If Rockwell Collins stock price is greater than $89.97, the exchange ratio will be fixed at 0.3101 and the value of the stock consideration will be more than $27.90, and if the Rockwell Collins stock price is less than $77.41, the exchange ratio will be fixed at 0.3604 and the value of the stock consideration will be less than $27.90. Accordingly, the actual number of shares and the value of Rockwell Collins common stock delivered to the Company’s stockholders will depend on the Rockwell Collins stock price, and the value of the shares of Rockwell Collins common stock delivered for each such share of Company common stock may be greater than, less than or equal to $27.90.

        It is impossible to accurately predict the market price of Rockwell Collins common stock at the effective time or during the period over which the Rockwell Collins stock price is calculated and therefore impossible to accurately predict the number or value of the shares of Rockwell Collins common stock that the Company’s stockholders will receive in the Merger. You should obtain current market quotations for shares of Rockwell Collins common stock.

Each party is subject to business uncertainties and contractual restrictions while the proposed Merger is pending, which could adversely affect each party's business and operations.

        In connection with the pendency of the Merger, it is possible that some customers, suppliers and other persons with whom Rockwell Collins or the Company has a business relationship may delay or defer certain business decisions or might decide to seek to terminate, change or renegotiate their relationships with Rockwell Collins or the Company, as the case may be, as a result of the Merger, which could negatively affect Rockwell Collins’ or the Company’s respective revenues, earnings and cash flows, as well as the market price of Rockwell Collins common stock or Company common stock, regardless of whether the Merger is completed.

        Under the terms of the Merger Agreement, the Company is subject to certain restrictions on the conduct of its business prior to completing the Merger which may adversely affect its ability to execute certain of its business strategies, including the ability in certain cases to enter into or amend contracts, acquire or dispose of assets, incur indebtedness or incur capital expenditures. Such limitations could adversely affect the Company’s business and operations prior to the completion of the Merger.

        Under the terms of the Merger Agreement, Rockwell Collins is subject to a more limited set of restrictions on the conduct of its business prior to completing the Merger which may adversely affect its ability to execute certain of its business strategies, including the ability in certain cases to amend its organizational documents, pay dividends and issue shares of Rockwell Collins common stock. Such limitations could adversely affect Rockwell Collins’ business and operations prior to the completion of the Merger.

        Each of the risks described above may be exacerbated by delays or other adverse developments with respect to the completion of the Merger.

Uncertainties associated with the Merger may cause a loss of management personnel and other key employees which could adversely affect the future business and operations of the combined company.

        Rockwell Collins and the Company are dependent on the experience and industry knowledge of their officers and other key employees to execute their business plans. The combined company's success after the completion of the Merger will depend in part upon the ability of Rockwell Collins and the Company to retain certain key management personnel and employees. Prior to completion of the Merger, current and prospective employees of Rockwell Collins and the Company may experience uncertainty about their roles within the combined company following the completion of the Merger, which may have an adverse effect on the ability of each of Rockwell Collins and the Company to attract or retain key management and other key personnel. In addition, no assurance can be given that the combined company will be able to attract or retain key management personnel and other key employees of Rockwell Collins and the Company to the same extent that Rockwell Collins and the Company have previously been able to attract or retain their own employees.

Litigation filed against Rockwell Collins, the Company, Merger Sub and the members of the Company’s Board of Directors could prevent or delay the consummation of the Merger or result in the payment of damages following completion of the Merger.

        In connection with the Merger, three putative class action lawsuits seeking to enjoin the Merger, recover damages, and other relief, were filed by three different purported stockholders of the Company. Two of the lawsuits assert claims against the Company and the members of the Company’s Board of Directors and initially sought to expedite proceedings in advance of the stockholder vote; plaintiffs have withdrawn the motion to expedite as moot. The outcome of these lawsuits is uncertain. The third lawsuit asserted claims against the Company, the members of the Company’s Board of Directors, Rockwell Collins and Merger Sub; plaintiff in that case moved to enjoin the Merger but has since withdrawn the motion and dismissed the case with prejudice as to the named plaintiff.

        One of the conditions to the closing of the Merger is that no governmental authority has issued or entered any order after the date of the Merger Agreement having the effect of enjoining or otherwise prohibiting the consummation of the Merger or the other transactions contemplated by the Merger Agreement, and these lawsuits seek an order enjoining consummation of the Merger. If the cases are not resolved, these lawsuits could prevent or delay completion of the Merger and result in substantial costs to Rockwell Collins and the Company, including, but not limited to, costs associated with the indemnification of directors and officers. The defense or settlement of any lawsuit or claim that remains unresolved at the time the Merger is completed may adversely affect Rockwell Collins’ and the Company’s business, financial condition, results of operations and cash flows.

Completion of the Merger will trigger change in control or other provisions in certain agreements to which the Company is a party, which may have an adverse impact on the combined company’s business and results of operations.

        The completion of the Merger will trigger change in control and other provisions in certain agreements to which the Company is a party. If Rockwell Collins and the Company are unable to negotiate waivers of those provisions, the counterparties may exercise their rights and remedies under the agreements, potentially terminating the agreements or seeking monetary damages. Even if Rockwell Collins and the Company are able to negotiate waivers, the counterparties may require a fee for such waivers or seek to renegotiate the agreements on terms less favorable to the Company or the combined company. Any of the foregoing or similar developments may have an adverse impact on the combined company’s business and results of operations.

The Rockwell Collins common stock to be received by the Company’s stockholders upon completion of the Merger will have different rights from shares of Company common stock.

        Upon completion of the Merger, the Company stockholders will no longer be stockholders of the Company but will instead become stockholders of Rockwell Collins and their rights as Rockwell Collins stockholders will be governed by the terms of Rockwell Collins’ certificate of incorporation and by-laws. The terms of Rockwell Collins’ certificate of incorporation and by-laws are in some respects materially different than the terms of the Company's certificate of incorporation and by-laws, which currently govern the rights of the Company’s stockholders.

The Merger could result in significant liability to Rockwell Collins and the Company if the Merger causes the KLX spin-off to fail to qualify for the KLX spin-off tax treatment.

        At the time of the KLX spin-off, the Company received an opinion of Shearman & Sterling to the effect that, subject to the limitations and assumptions set forth therein, the KLX spin-off that occurred in December 2014 will qualify for the KLX spin-off tax treatment, which generally means a transaction tax-free to the Company and its stockholders under the U.S. federal income tax rules for spin-offs in Section 355 of the Code and related provisions. If, however, the KLX spin-off were to fail to qualify for the KLX spin-off tax treatment, the Company would be subject to tax on substantial gain as if the Company had sold the KLX common stock in a taxable sale for its fair market value at the time of the KLX spin-off. In addition, if the KLX spin-off failed to qualify for tax-free treatment, each Company stockholder at the time of the KLX spin-off would be treated as if it had received a distribution from the Company in an amount equal to the fair market value of the KLX common stock that they received; this distribution generally would be taxed as a dividend to the extent of the stockholder's pro rata share of the Company's current and accumulated earnings and profits at the time of the KLX spin-off and then treated as a non-taxable return of capital to the extent of the stockholder's basis in Company common stock and finally as capital gain from the sale or exchange of Company common stock.

        Under current U.S. federal income tax law, the KLX spin-off would fail to qualify for the KLX spin-off tax treatment if the KLX spin-off was determined to have been used by the Company principally as a device for the distribution of earnings and profits by, for example, facilitating a taxable sale of the stock of the Company or KLX through a planned or intended change-in-control transaction identified prior to the KLX spin-off rather than principally to achieve one or more valid corporate business purposes. Furthermore, even if the KLX spin-off were otherwise to qualify for tax-free treatment under Section 355 and related provisions of the Code, it would be taxable to the Company (but not to the Company's stockholders) under Section 355(e) of the Code, if the KLX spin-off was determined to be part of a plan (or series of related transactions) pursuant to which one or more persons acquire, directly or indirectly, stock representing a 50% or greater interest in the Company or KLX.

        If it is determined that the KLX spin-off fails to qualify for the KLX spin-off tax treatment as a result of the Merger (for example, if the Merger is viewed as part of a plan or series of related transactions that includes the KLX spin-off or the KLX spin-off is found to have been used principally as a device for the distribution of earnings and profits), or because of the failure of the KLX spin-off to initially qualify for the KLX spin-off tax treatment, the Company could incur significant tax liabilities. Because the Company will be a wholly owned subsidiary of Rockwell Collins following the consummation of the Merger, any such tax liabilities of the Company could also adversely affect Rockwell Collins. If the KLX spin-off fails to qualify for the KLX spin-off tax treatment, this may also result in adverse tax consequences to stockholders of the Company at the time of the KLX spin-off because they would be taxed on the distribution of KLX stock as described above.

        In connection with the signing of the Merger Agreement, Rockwell Collins and the Company each received an opinion from their respective counsel, Skadden, Arps, Slate, Meagher & Flom LLP, which is referred to as Skadden, and Shearman & Sterling to the effect that the Merger will not cause the KLX spin-off to fail to qualify for the KLX spin-off tax treatment. The Merger is conditioned upon receipt by Rockwell Collins and the Company of tax opinions to the same effect at the time of the consummation of the Merger; provided, however, that if either party's tax counsel indicates it is unwilling or unable to deliver a tax opinion at the time of the consummation of the Merger, the tax opinion condition of either Rockwell Collins or the Company may be satisfied by such party's receipt of similar tax opinions from both the other party's tax counsel and the additional tax counsel.

        The tax opinions received by Rockwell Collins and the Company in connection with the signing of the Merger Agreement rely on certain representations, assumptions, undertakings and covenants, and the opinions to be delivered at the consummation of the Merger will be based on similar representations, assumptions, undertakings and covenants, including representation letters from each of Rockwell Collins and the Company. These representations relate to, among other items, confirming the accuracy of the representations and warranties originally made with respect to the KLX spin-off, along with compliance with covenants, the actions taken in pursuit of the corporate business purposes of the KLX spin-off, the interaction of the parties, and business developments since the KLX spin-off. If any of the factual representations in any of the representation letters, or any of the assumptions in the tax opinions is untrue or incomplete, an undertaking or covenant is not complied with or the facts upon which a tax opinion is based are materially different from the facts at the time of the Merger, the opinions may not be valid. Moreover, opinions of counsel are not binding on the IRS or the courts. As a result, the conclusions expressed in the tax opinions could be challenged by the IRS, and a court may sustain such a challenge. None of Rockwell Collins, the Company or KLX has requested a ruling from the IRS regarding the impact of the Merger on the qualification of the KLX spin-off for the KLX spin-off tax treatment.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

As of December 31, 2016, we had 26 principal operating locations, one administrative facility, and one research and development facility, which comprised an aggregate of approximately 3.4 million square feet of space. The following table describes the principal facilities and indicates the location, function, approximate size, and ownership status of each location.

			Facility
			Size
Segment	Location	Purpose	(Sq. Feet)	Ownership

Commercial Aircraft	Winston-Salem, North Carolina	Manufacturing	653,000	Leased/Owned
	Batangas, Philippines	Manufacturing	290,500	Leased/Owned
	Everett, Washington	Manufacturing	240,500	Leased
	Kilkeel, United Kingdom	Manufacturing	198,500	Leased/Owned
	Leighton Buzzard, United Kingdom	Manufacturing	143,800	Leased/Owned
	Lenexa, Kansas	Manufacturing	130,000	Leased
	Anaheim, California	Manufacturing	108,900	Leased
	Simpsonville, South Carolina	Manufacturing	95,000	Owned
	Corona, California	Manufacturing	93,000	Leased
	Lübeck, Germany	Manufacturing	91,200	Leased
	Westminster, California	Manufacturing	85,000	Leased
	Mountainhome, Pennsylvania	Manufacturing	75,000	Owned
	Nieuwegein, the Netherlands	Manufacturing	60,000	Leased
	Savannah, Georgia	Manufacturing	50,500	Leased
	Hampton, New Hampshire	Manufacturing	49,000	Leased
	Rockford, Illinois	Manufacturing	38,000	Leased
Business Jet	Nogales, Mexico	Manufacturing	247,400	Leased
	Miami, Florida	Manufacturing	156,800	Leased
	Fenwick, West Virginia	Manufacturing	148,800	Owned
	Tucson, Arizona	Manufacturing	142,500	Leased
	New Berlin, Wisconsin	Manufacturing	97,850	Leased
	Bohemia, New York	Manufacturing	60,000	Leased
	Hyderabad, India	R&D	48,900	Leased
	Winnipeg, Canada	Manufacturing	37,600	Leased
	Landshut, Germany	Manufacturing	26,900	Owned
	Havant, United Kingdom	Manufacturing	24,000	Leased
	Great Falls, Montana	Manufacturing	20,200	Leased
Corporate	Wellington, Florida	Administrative	31,300	Leased/Owned
			3,444,150

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

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the NASDAQ Global Select Market under the symbol "BEAV.” The following table sets forth, for the periods indicated, the range of high and low per share sales prices for the common stock as reported by NASDAQ as well as the amount of cash dividends paid per share during such periods.

	Common Stock		Cash Dividends
	High	Low	Per Share
Fiscal 2015:
First Quarter	$64.58	$55.13	$0.19
Second Quarter	64.38	54.34	0.19
Third Quarter	55.85	42.65	0.19
Fourth Quarter	49.41	40.39	0.19

Fiscal 2016:
First Quarter	$48.03	$36.38	$0.21
Second Quarter	50.89	42.57	0.21
Third Quarter	52.87	44.29	0.21
Fourth Quarter	60.45	49.46	0.21

On February 24, 2017, the last reported sale price of our common stock as reported by NASDAQ was $63.13 per share. As of such date, based on information provided to us by Computershare, our transfer agent, we had approximately 1,426 registered holders, and because many of these shares are held by brokers and other institutions on behalf of the beneficial holders, we are unable to estimate the number of beneficial stockholders represented by these holders of record.

    During each quarter of 2016, we declared a cash dividend of $0.21 per share on our common stock, resulting in total dividends of $85.8. During each quarter of 2015, we declared a cash dividend of $0.19 per share on our common stock, resulting in total dividends of $80.4.  The payments of future dividends are at the discretion of our Board of Directors and will depend on our future earnings, capital requirements, financial conditions, operating conditions, contractual restrictions, including those restrictions in the Credit Agreement (which are described under the heading “Outstanding Debt and Other Financing Arrangements” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”) and such other factors as our Board of Directors may deem relevant.

The graph below matches B/E Aerospace, Inc.'s cumulative 5-Year total shareholder return on common stock with the cumulative total returns of the NASDAQ Composite index, the S&P 500 index, and the Dow Jones US Aerospace & Defense index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from December 31, 2011 to December 31, 2016.

Issuer Purchases of Equity Securities

    The following table provides information on the Company’s repurchases of our common stock during the fourth quarter of 2016:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Approximate Value of Shares That May Yet Be Purchased Under the Program(2)
October 1-31, 2016	3,215	$55.91	-	174,730,434
November 1-30, 2016	117,025	59.22	-	-
December 1-31, 2016	45,567	59.44	-	-
Total	165,807	$59.22	-

(1)

All shares purchased during the current period were purchased from employees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting of restricted stock grants under the B/E Aerospace, Inc. 2005 Long-Term Incentive Plan.

(2)

On November 11, 2014, the Board of Directors authorized a share repurchase program for the repurchase of outstanding shares of the Company’s common stock having an aggregate purchase price of up to $400 million. The share repurchase program expired November 10, 2016.

ITEM 6.    SELECTED FINANCIAL DATA

(In millions, except per share data)

The financial data for each of the years in the five-year period ended December 31, 2016 have been derived from audited financial statements. The following financial information is qualified by reference to, and should be read in conjunction with, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our historical financial statements, including notes thereto, which are included in Item 15 of this Form 10-K. Our historical results are not necessarily indicative of our future results.

	Year Ended December 31,
	2016	2015	2014	2013	2012
Statements of Earnings Data:
Revenues	$2,932.9	$2,729.6	$2,599.0	$2,203.3	$1,914.3
Cost of sales	1,799.5	1,642.5	1,582.8	1,296.0	1,113.7
Selling, general and administrative	336.1	360.4	347.9	323.5	315.9
Research, development and engineering	290.7	274.4	284.3	220.9	191.7
Operating earnings	506.6	452.3	384.0	362.9	293.0
Operating margin	17.3%	16.6%	14.8%	16.5%	15.3%
Interest expense, net	91.1	94.8	130.6	123.4	124.2
Debt prepayment costs(1)	—	0.9	243.6	—	82.1
Earnings before income taxes	415.5	356.6	9.8	239.5	86.7
Income tax (benefit) expense	104.4	70.9	(47.9)	44.6	7.1
Earnings from continuing operations	311.1	285.7	57.7	194.9	79.6
Earnings from discontinued operations, net of income taxes	—	—	46.6	170.7	154.1
Net earnings	$311.1	$285.7	$104.3	$365.6	$233.7

Basic net earnings per share:
Net earnings per share from continuing operations	$3.10	$2.75	$0.55	$1.89	$0.78
Net earnings per share from discontinued operations	—	—	0.45	1.65	1.51
Net earnings per share - basic	$3.10	$2.75	$1.00	$3.54	$2.29
Weighted average common shares	100.4	104.0	104.0	103.2	102.2

Diluted net earnings per share:
Net earnings per share from continuing operations	$3.08	$2.73	$0.55	$1.88	$0.77
Net earnings per share from discontinued operations	—	—	0.45	1.64	1.50
Net earnings per share - diluted	$3.08	$2.73	$1.00	$3.52	$2.27
Weighted average common shares	100.9	104.5	104.5	103.9	102.9

Dividends declared per share	$0.84	$0.76	$—	$—	$—

Balance Sheet Data (end of period):(2)(4)
Working capital	$1,011.5	$836.2	$852.8	$2,251.4	$1,963.6
Goodwill, intangible and other assets, net	1,094.5	1,091.3	1,139.1	2,077.9	2,000.7
Total assets	3,370.1	3,140.9	3,173.1	5,633.9	5,027.9
Long-term debt, net of current maturities	2,037.0	2,034.1	2,147.3	1,926.5	1,924.0
Stockholders' equity	216.5	55.5	10.1	2,609.2	2,178.9
Other Data:(3)
Depreciation and amortization	$83.6	$85.3	$142.3	$89.6	$75.0

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

(2)	Includes KLX for periods 2012-2013.

(3)	Includes KLX for periods 2012-2014.

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

•	galley systems, modular lavatory systems and wastewater management systems;

•	both chemical and gaseous aircraft oxygen storage, distribution and delivery systems, protective breathing equipment and a broad range of lighting products; and

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

On October 23, 2016, we entered into the Merger Agreement to be acquired by Rockwell Collins and Merger Sub summarized in Note 17, Pending Rockwell Collins Transaction, of the Notes to our Consolidated Financial Statements. If the Merger is consummated, we will become a wholly-owned subsidiary of Rockwell Collins. Accordingly, this Annual Report on Form 10-K should be read with the understanding that, should the Merger be completed, Rockwell Collins will have the power to control the conduct of our business.

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

We generally derive our revenues from the sale of our cabin interior equipment for new aircraft deliveries for the new build market and from refurbishment or upgrade programs for the existing worldwide fleets of commercial and general aviation aircraft and the aftermarket. For the fiscal years 2016, 2015 and 2014, approximately 36%, 40%, and 40%, respectively, of our revenues were derived from the aftermarket, with the remaining portions attributable to the sale of cabin interior equipment associated with new aircraft deliveries. We believe our large installed base of commercial and general aviation aircraft cabin interior products for the principal products of the type which we manufacture, valued at replacement prices, of approximately $13.4 billion as of December 31, 2016, gives us a significant advantage over our competitors in obtaining orders both for spare parts and for refurbishment programs, principally due to the tendency of the airlines to purchase equipment for such programs from the incumbent supplier. Approximately 50% of our booked backlog is expected to be delivered over the next twelve months, and approximately 29% is expected to be delivered over the following twelve month period.

We conduct our operations through strategic business units that have been aggregated under two reportable segments: commercial aircraft and business jet.

Revenues by reportable segment for the years ended December 31, 2016, 2015 and 2014 were as follows:

	Year Ended December 31,
	2016		2015		2014
		% of		% of		% of
	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues
Commercial aircraft	$2,344.0	79.9%	$2,098.3	76.9%	$2,058.9	79.2%
Business jet	588.9	20.1%	631.3	23.1%	540.1	20.8%
Total revenues	$2,932.9	100.0%	$2,729.6	100.0%	$2,599.0	100.0%

Substantially all of our sales are denominated in U.S. dollars, which is consistent with the industry. Revenues by domestic and foreign operations for the years ended December 31, 2016, 2015 and 2014 were as follows:

	Year Ended December 31,
	2016	2015	2014
Domestic	$1,722.0	$1,619.3	$1,552.8
Foreign	1,210.9	1,110.3	1,046.2
Total revenues	$2,932.9	$2,729.6	$2,599.0

Revenues by geographic segment (based on destination) for the years ended December 31, 2016, 2015 and 2014 were as follows:

	Year Ended December 31,
	2016		2015		2014
		% of		% of		% of
	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues
U.S.	$1,131.8	38.6%	$966.3	35.4%	$859.1	33.1%
Europe	663.2	22.6%	663.5	24.3%	684.6	26.3%
Asia, Pacific Rim, Middle East and Other	1,137.9	38.8%	1,099.8	40.3%	1,055.3	40.6%
Total revenues	$2,932.9	100.0%	$2,729.6	100.0%	$2,599.0	100.0%

New product development is a strategic initiative for us. Our customers regularly request that we engage in new product development and enhancement activities. We believe that these activities protect and enhance our leadership position. We believe our investments in research and development over the past several years have been the driving force behind our ongoing market share gains and the growth of our backlog. As of December 31, 2016 we employed approximately 2,226 engineers and program managers. Engineering, research and development (“ER&D”) expense was approximately 10.0% of revenues during 2016. We expect research and development expense to approximate 10.0% of revenues during 2017.

We also believe in providing our businesses with the tools required to remain competitive. In that regard, we have invested, and will continue to invest, in property and equipment that enhance our productivity. Taking into consideration recent program awards to deliver multi-year programs for various Airbus and Boeing aircraft, our targeted capacity utilization levels, recent acquisitions and current industry conditions, we expect that capital expenditures will be approximately $125 during 2017.

RESULTS OF OPERATIONS

Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015

Revenues for each of our segments are set forth in the following table:

	Year Ended December 31,
				Percent
	2016	2015	Change	Change
Commercial aircraft	$2,344.0	$2,098.3	$245.7	11.7%
Business jet	588.9	631.3	(42.4)	-6.7%
Total revenues	$2,932.9	$2,729.6	$203.3	7.4%

The following is a summary of operating earnings performance by segment:

	Year Ended December 31,
				Percent
	2016	2015	Change	Change
Commercial aircraft	$429.5	$367.5	$62.0	16.9%
Business jet	77.1	84.8	(7.7)	-9.1%
Total operating earnings	$506.6	$452.3	$54.3	12.0%

    For the year ended December 31, 2016, consolidated revenues of $2,932.9 increased $203.3, or 7.4% over the prior year. Commercial Aircraft Segment (“CAS”) 2016 revenues of $2,344.0 increased $245.7, or 11.7%, as compared with 2015 as a result of higher volumes of buyer furnished equipment sold directly to our airline and leasing customers and seller furnished equipment programs sold to the aircraft OEMs. Business Jet Segment (“BJS”) 2016 revenues of $588.9 decreased $42.4, or 6.7%, as compared with 2015 as a result of the broad-based downturn in the new business jet and civilian helicopter markets and lower volumes of first class seating products.

    During 2016, the Company recognized charges totaling $21.9 related to costs associated with the Transaction and restructuring charges. During 2015, the Company recognized a $49.0 charge in connection with its 2015 cost reduction program. This program includes costs associated with facilities consolidation, product rationalization, workforce reductions and program discontinuance. These costs are included in the amounts and descriptions below.

    Cost of sales for 2016 was $1,799.5, or 61.4% of revenues, as compared with cost of sales of $1,642.5, or 60.2% of revenues, in 2015. Gross margin decreased 120 basis points as compared with 2015 primarily due to lower revenues and an unfavorable product mix at BJS and higher volumes of the development programs, partially offset by lower restructuring charges in the current year period.

    Selling, general and administrative (“SG&A”) expense for 2016 was $336.1, or 11.5% of revenues, as compared with $360.4, or 13.2% of revenues in 2015. SG&A expense as a percentage of revenues decreased 170 basis points as compared with 2015 primarily as a result of cost reduction initiatives and lower restructuring charges in the current year period.

    ER&D expense for 2016 was $290.7, or 9.9% of revenues as compared with $274.4, or 10.1% of revenues in 2015. ER&D expense as a percentage of revenues decreased 20 basis points as compared with 2015.

    For the year ended December 31, 2016, operating earnings of $506.6 increased $54.3, or 12.0%, and operating margin of 17.3% increased 70 basis points, each as compared with 2015. Operating earnings increased primarily due to strong revenue growth at CAS and lower restructuring charges in the current year period, partially offset by lower revenues and an unfavorable mix of products sold at BJS.

Interest expense for 2016 of $91.1 decreased by $3.7 as compared with 2015 as a result of lower average borrowing costs for the year ended December 31, 2016.

    The effective tax rate for 2016 was 25.1% as compared with 19.9% in 2015. The effective tax rate increased as a result of a greater percentage of income being generated in higher tax jurisdictions and the unfavorable tax treatment of the costs associated with the Transaction incurred in the current year period.

2016 net earnings and earnings per diluted share were $311.1 and $3.08 per share. Excluding costs associated with the Transaction and restructuring charges of $21.9, net earnings were $331.1 and net earnings per diluted share were $3.28 per share. Net earnings per share in the current year benefitted from fewer shares outstanding as a result of the Company’s share repurchase program.

    SEGMENT RESULTS

    For the year ended December 31, 2016, CAS revenues of $2,344.0 increased 11.7% as compared with 2015. The revenue increase was driven by higher volumes of both buyer furnished equipment and seller furnished equipment. Operating earnings of $429.5 increased 16.9% and operating margin of 18.3% increased 80 basis points, each as compared with 2015.

    For the year ended December 31, 2016, BJS revenues of $588.9 decreased 6.7% as compared with 2015. The year-over-year revenue decline reflects the broad-based downturn in the new business jet and civilian helicopter markets as well as lower volumes of super first class seating products. Operating earnings of $77.1 decreased 9.1% and operating margin of 13.1% decreased 30 basis points, each as compared with 2015 reflecting the lower level of revenues and unfavorable mix of products sold.

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

For the year ended December 31, 2015, consolidated revenues of $2,729.6 increased $130.6, or 5.0% over the prior year. CAS 2015 revenues of $2,098.3 increased $39.4, or 1.9%, as compared with 2014 as a result of higher volumes of buyer furnished equipment, including aftermarket products, sold directly to our airline and leasing customers and seller furnished equipment programs sold to the aircraft OEMs offset by lower volumes of products sold to Russia and the adverse effects of currency.  BJS 2015 revenues of $631.3 increased $91.2, or 16.9%, as compared with 2014 as a result of higher volumes of super first class products.

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

    SG&A expense for 2015 was $360.4, or 13.2% of revenues, as compared with $347.9, or 13.4% of revenues in 2014. The decrease in SG&A expense as a percentage of revenues reflects lower relative spending offset by unfavorable impact of foreign currency as compared to the prior period. Excluding the restructuring charge, SG&A expense was 12.1% of revenues for 2015.

    ER&D expense for 2015 was $274.4 or 10.1% of revenues as compared with $284.3 or 10.9% of revenues in 2014. The 80 basis point decrease in spending is primarily due to program mix and lower research and development expense. During 2015, we applied for 289 U.S. and foreign patents as compared with 317 during 2014. Excluding the restructuring charge, ER&D expense was 9.9% of revenues for 2015.

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

    SEGMENT RESULTS

For the year ended December 31, 2015, CAS revenues of $2,098.3 increased 1.9% over the prior year. Operating earnings of $367.5 increased 3.1% as compared with the prior year and operating margin of 17.5% increased by 20 basis points as a result of lower operating costs. Operating earnings excluding the restructuring charge were $396.8, or 18.9% of revenues for the year ended December 31, 2015.

For the year ended December 31, 2015, BJS revenues of $631.3 increased 16.9% over the prior year. Operating earnings of $84.8 increased 69.6% as compared with the prior year and operating margin of 13.4% increased 410 basis points as a result of favorable product mix and better program performance. Operating earnings excluding the restructuring charge were $104.5, or 16.6% of revenues for the year ended December 31, 2015.

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

We entered into transitional services agreements with KLX prior to the Spin-Off pursuant to which we and KLX are providing various services to each other on an interim transitional basis. Except for certain information technology services, all transition services were completed, pursuant to the underlying agreements, on or before December 31, 2016.  On October 18, 2016, the Company was notified by KLX of KLX’s election to extend certain information technology services for up to an additional 12 months, terminating no later than December 31, 2017.  We recorded (and for information technology services, will continue to record) billings under these transition services agreements as a reduction of the costs of the respective service in the applicable expense category in the Consolidated Statement of Earnings. The informational technology transitional support will enable KLX to establish its stand-alone processes for informational technology activities that were previously provided by us and does not constitute significant continuing support of KLX’s operations.

Under the Tax Sharing and Indemnification Agreement between the Company and KLX we generally assume liability for all federal and state income taxes for all tax periods ending on or prior to December 31, 2014. We assume the liability for all federal and state income taxes of KLX’s U.S. operations through the Distribution Date. KLX assumes all other federal taxes, foreign income tax/non-income taxes and state/local non-income taxes related to their business for all periods and we assume all other federal taxes, foreign income tax/non-income taxes and state/local non-income taxes related to our business for all periods. Additional taxes incurred related to the internal restructuring to separate the businesses to complete the Spin-Off shall be shared equally between the Company and KLX. Taxes incurred related to certain international tax initiatives for the KLX business shall be assumed by KLX subject to the calculation provisions of the Tax

Sharing and Indemnification Agreement. In addition, we transferred to KLX all of its deferred tax assets and liabilities as of December 16, 2014. In connection with the Transaction, we entered into a first amendment to the Tax Sharing and Indemnification Agreement. The amendment to the Tax Sharing and Indemnification Agreement modifies a requirement under the Tax Sharing and Indemnification Agreement relating to our ability to enter into certain transactions after the Spin-Off. In satisfaction of this modified requirement, we provided KLX with an opinion from our tax advisor, Shearman & Sterling LLP, relating to the impact of the Transaction on certain tax consequences of the Spin-Off. In addition, under the amendment to the Tax Sharing and Indmenification Agreement, KLX delivered a representation letter to Shearman & Sterling LLP for purposes of such opinion. The Shearman & Sterling LLP opinion relies on certain representations, assumptions, undertakings and covenants, from us, KLX and Rockwell Collins, and the conclusion in the opinion may be adversely affected if one or more of the representations and assumptions is incorrect or one or more of the undertakings and covenants is not complied with.

In connection with the Spin-Off, we have adjusted our employee stock compensation awards and separated our employee medical and dental benefit plans.

LIQUIDITY AND CAPITAL RESOURCES

Current Financial Condition

As of December 31, 2016, we had $202.0 of cash and cash equivalents and the Revolving Credit Facility with no borrowings outstanding and no maturities in the near term. Cash on hand at December 31, 2016 increased by $47.9 as compared with cash on hand at December 31, 2015 primarily as a result of cash flows from operating activities of $306.8, less capital expenditures of $80.8, dividend payments of $85.0, and share repurchases of $86.7. Shares repurchased included amounts purchased from employees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting of restricted stock grants under the B/E Aerospace, Inc. 2005 Long-Term Incentive Plan. Our liquidity requirements consist of working capital needs, ongoing capital expenditures, payments of interest and principal on our indebtedness and any dividends or share repurchases. Our primary requirements for working capital are directly related to the level of our operations. Our sources of liquidity are from cash on hand, cash flow from operations and the Revolving Credit Facility. The majority of our cash is held within the United States and all of our foreign cash may be brought back into the United States in a tax efficient manner.

Working capital as of December 31, 2016 was $1,011.5, an increase of $175.3 as compared with working capital at December 31, 2015. As of December 31, 2016, total current assets increased by $210.2 and total current liabilities increased by $34.9, as compared to the prior year. The increase in current assets resulted from a $47.9 increase in cash as described above and a $167.0 increase in inventories (net of foreign currency translations). The increase in total current liabilities was due to increases in accounts payable of $16.1 and accrued liabilities of $18.8.

We entered into our Credit Agreement, dated as of December 16, 2014 (as amended, the “Credit Agreement”) consisting of (a) a five-year, $600.0 revolving credit facility (the “Revolving Credit Facility”) and (b) a seven-year, $2,200.0 term loan facility (the “Term Loan Facility”). The most recent amendment to the Credit Agreement on May 27, 2016 lowered the effective borrowing rate, increased the amount available for dividend and share repurchases and provided greater flexibility to securitize assets. At December 31, 2016 and 2015 there were no amounts outstanding under the Revolving Credit Facility. The Revolving Credit Facility matures in December 2019 unless terminated earlier. Outstanding long-term debt as of December 31, 2016 consisted of $2,064.0 outstanding under the Term Loan Facility, none of which was current. On a net basis, after taking into consideration the unamortized original issue discount and debt issue costs for the Term Loan Facility, total debt was $2,037.0.

Cash Flows

As of December 31, 2016, cash and cash equivalents were $202.0 as compared to $154.1 as of December 31, 2015. Cash provided by operating activities was $306.8 for the year ended December 31, 2016 as compared to $310.8 for the year ended December 31, 2015. The primary sources of cash provided by operating activities during 2016 were net earnings of $311.1, adjusted by depreciation and amortization of $83.6 and non-cash compensation of $35.2, and an increase in accounts payable and accrued liabilities of $81.5. The primary uses of cash in operating activities during the year ended December 31, 2016 were related to a $194.7 net increase in inventories and a $16.1 increase in accounts receivable.

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

The primary uses of cash in investing activities during the year ended December 31, 2016 were related to capital expenditures of $80.8. The primary uses of cash in investing activities during the year ended December 31, 2015 were related to capital expenditures of $80.5. The primary uses of cash in investing activities, including CMS, during the year ended December 31, 2014 were related to capital expenditures of $255.6 and acquisitions of $1,043.1.

The primary uses of cash in financing activities during the year ended December 31, 2016 were related to purchases of treasury stock including share repurchases of $86.7 and cash paid for dividends of $85.0. The primary uses of cash in financing activities during the year ended December 31, 2015 were related to purchases of treasury stock including share repurchases of $155.3, principal payments on long-term debt of $136.0 and cash paid for dividends of $79.3.

Capital Spending

Our capital expenditures were $80.8 and $80.5 during the years ended December 31, 2016 and 2015, respectively. Taking into consideration our backlog, including approximately $5.6 billion of awarded but unbooked backlog, targeted capacity utilization levels, recent capital expenditure investments, recent acquisitions and current industry conditions, we anticipate capital expenditures of approximately $125 during 2017. We have no material commitments for capital expenditures. We have, in the past, generally funded our capital expenditures from cash from operations and funds available to us under bank credit facilities. We expect to fund future capital expenditures from cash on hand, from operations and from funds available to us under the Revolving Credit Facility.

Between 1989 and 2014, we completed 31 acquisitions associated with continuing operations for an aggregate purchase price of approximately $1.8 billion. All of our acquisitions over the past five years were financed with cash on hand, our then existing credit facilities or new debt issuances.

Payment of Cash Dividends and Share Repurchase Program

During each quarter of 2016, we declared a cash dividend of $0.21 per share on our common stock, resulting in total dividends of $85.8. During each quarter of 2015, we declared a cash dividend of $0.19 per share on our common stock, resulting in total dividends of $80.4.

On November 11, 2014, the Board of Directors authorized a $400.0 share repurchase program. During 2016, the Company repurchased 1,721,338 shares of common stock at an average price of $43.68 per share for a total of $75.2. In addition, during 2016, we repurchased 203,903 shares of our common stock from employees in connection with the settlement of income taxes and related benefits withholding obligations arising from vesting of restricted stock. The share repurchase program expired November 10, 2016.

Outstanding Debt and Other Financing Arrangements

Outstanding long-term debt as of December 31, 2016 consisted of $2,064.0 outstanding under the Term Loan Facility, none of which was current. On a net basis, after taking into consideration the unamortized original issue discount and debt issue costs for the Term Loan Facility, total debt was $2,037.0.

The Credit Agreement provides an option to request additional incremental revolving credit borrowing capacity and incremental term loans, in each case upon the satisfaction of certain customary terms and conditions. There were no amounts outstanding under the Revolving Credit Facility at December 31, 2016 and December 31, 2015, respectively.

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

The Revolving Credit Facility contains an interest coverage ratio financial covenant (as defined therein) that must be maintained at a level greater than 3.0 to 1 and a total leverage ratio covenant (as defined therein) which limits gross debt to a 4.5 to 1 multiple of EBITDA (as defined therein). The Credit Agreement contains customary affirmative covenants, negative covenants, restrictions on the payment of dividends and the repurchase of our stock and conditions precedent for borrowing. We were in compliance with all of the covenants, restrictions and conditions precedent in the Credit Agreement as of December 31, 2016.

Contractual Obligations

The following table reflects our contractual obligations and commercial commitments as of December 31, 2016. Commercial commitments include lines of credit, guarantees and other potential cash outflows resulting from a contingent event that may require performance by us or our subsidiaries pursuant to a funding commitment.

Contractual Obligations	2017	2018	2019	2020	2021	Thereafter	Total
Long-term debt and other non-current liabilities(1)	$2.1	$1.2	$1.2	$1.2	$2,065.3	$44.5	$
Operating leases	26.9	25.7	21.9	19.3	14.9	61.5		170.2
Purchase obligations(2)	6.8	0.1	—	—	—	—		6.9
Future interest payment on outstanding debt(3)	82.9	82.8	82.8	82.8	82.8	2.4		416.5
Total	$118.7	$109.8	$105.9	$103.3	$2,163.0	$108.4		$593.6

Commercial Commitments
Letters of Credit	$17.2	—	—	—	—	—		$17.2

(1)

Our liability for unrecognized tax benefits of $81.2 at December 31, 2016 has been omitted from the above table because we cannot determine with certainty when this liability will be settled. It is reasonably possible that the amount of liability for unrecognized tax benefits will change in the next twelve months; however, we do not expect the change to have a material impact on our consolidated financial statements.

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

(3)

Interest payments include interest payments due on the Term Loan Facility based on minimum principal payments and using the weighted average London interbank offered rate (“LIBOR”) based on outstanding borrowings as of December 31, 2016 which was the higher of three-month LIBOR or 0.75%. Actual interest payments on the Term Loan Facility and, to the extent we draw under it, the Revolving Credit Facility, will fluctuate based on LIBOR or the ABR (as defined in the Credit Agreement) pursuant to their terms.

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

Off-Balance Sheet Arrangements

Lease Arrangements

We finance our use of certain equipment under committed lease arrangements provided by various financial institutions. Since the terms of these arrangements meet the accounting definition of operating lease arrangements, the aggregate sum of future minimum lease payments is not reflected in our consolidated balance sheet. Our aggregate future minimum lease payments under these arrangements total approximately $170.2 at December 31, 2016.

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

The percentage-of-completion method requires the use of estimates of costs to complete long-term contracts. Due to the duration of these contracts as well as the technical nature of the products involved, the estimation of these costs requires management judgment in connection with assumptions and projections related to the outcome of future events. Management’s assumptions include future labor performance and rates and projections relative to material and overhead costs, as well as the quantity and timing of product deliveries. We re-evaluate our contract estimates periodically and reflect changes in estimates in the current period using the cumulative catch-up method. There were no significant changes in our contract estimates during 2016, 2015 or 2014 that resulted in material cumulative catch-up adjustments to operating earnings other than cost estimate changes resulting from the extraordinary expedited development of a new product suite to support a major customer initiative during 2014. Revenues associated with any contractual claims are recognized when it is probable that the claim will result in additional contract revenue and the amount can be reasonably estimated. Anticipated losses on contracts are recognized in the period in which the losses become evident and determinable. Advance payments and engineering development costs on certain long-term contracts are deferred and included in revenues and research, development and engineering, respectively, when the products are shipped.

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

Long-Lived Assets and Goodwill

Goodwill, identifiable intangible assets and property and equipment were $798.7, $213.0, and $407.0 and $813.2, $231.3 and $391.2 at December 31, 2016 and 2015, respectively. To conduct our global business operations and execute our strategy, we acquire tangible and intangible assets, which affect the amount of future period amortization expense and possible impairment expense that we may incur. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect our consolidated financial statements. In accordance with ASC 350, Intangibles – Goodwill and Other (“ASC 350”), we assess potential impairment to goodwill of a reporting unit on an annual basis, or between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. In accordance with ASC 360, Property, Plant, and Equipment, we assess potential impairment to long-lived assets (property and equipment and amortized intangible assets) when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Our judgment regarding the existence of impairment indicators and future cash flows related to intangible assets is based on operational performance of our acquired businesses, expected changes in the global economy, aerospace industry projections, discount rates and other judgmental factors. Future events could cause us to conclude that impairment indicators exist and that goodwill or other acquired tangible or intangible assets associated with our acquired businesses are impaired. Any resulting impairment loss could have an adverse impact on our results of operations. As of December 31, 2016 and 2015, management believes the estimated fair value of each of our reporting units with goodwill balances were substantially in excess of their carrying values.  There were no indicators of goodwill or intangible asset impairment at December 31, 2016 or 2015.

Accounting for Income Taxes

Significant management judgment is required in evaluating our tax positions and in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance of $24.0 as of December 31, 2016, due to uncertainties related to our ability to utilize our deferred tax assets, primarily consisting of our state net operating losses and research credits. The valuation allowance is based on our estimates of taxable income by jurisdictions in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates, or we revise these estimates in future periods, we may need to adjust the valuation allowance which could materially impact our financial position and results of operations. We have not provided for any residual U.S. income taxes on approximately $857.7 of earnings from our foreign subsidiaries because such earnings are intended to be indefinitely reinvested. It is not practicable to determine the amount of U.S. income and foreign withholding tax payable in the event all such foreign earnings are repatriated.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to a variety of risks, including foreign currency fluctuations and changes in interest rates affecting the cost of our variable-rate debt.

Foreign currency – We have direct operations in Europe and the Philippines that receive revenues from customers primarily in U.S. dollars and to a lesser extent British pounds and Euros. We purchase raw materials and component parts from foreign vendors primarily in U.S. dollars and to a lesser extent, British pounds, Euros and Philippine pesos. Our European and Philippine labor is primarily sourced in local currencies. Accordingly, we are exposed to transaction gains and losses that could result from changes in foreign currency exchange rates relative to the U.S. dollar.

From time to time, we and our foreign subsidiaries may enter into foreign currency exchange contracts to manage risk on transactions conducted in foreign currencies. At December 31, 2016, we had no outstanding foreign currency exchange contracts. In addition, we have not entered into any other derivative financial instruments.

Interest Rates – As of December 31, 2016, we had $2.1 billion of adjustable rate debt outstanding. We do not engage in transactions intended to hedge our exposure to changes in interest rates. If adjustable interest rates were to increase or decrease by 10%, we estimate interest expense would increase or decrease by approximately $8.0 million.

As of December 31, 2016, we maintained a portfolio of cash securities consisting mainly of taxable, interest-bearing deposits with weighted average maturities of less than three months. If short-term interest rates were to increase or decrease by 10%, we estimate interest income would increase or decrease by less than $0.1 million.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this section is set forth beginning on page F-1 of this Form 10-K.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Vice President and Chief Financial Officer, of the effectiveness, as of December 31, 2016, of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, our Chief Executive Officer and Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2016.

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of the Company and its subsidiaries is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers, and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making the assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control –

Integrated Framework (2013). Based on its assessment, management believes that, as of December 31, 2016, the Company’s internal control over financial reporting is effective.

The independent registered public accounting firm that audited the financial statements included in this annual report has issued an attestation report on the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

B/E Aerospace, Inc.

Wellington, Florida

We have audited the internal control over financial reporting of B/E Aerospace, Inc. and subsidiaries (the "Company") as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2016 of the Company and our report dated February 28, 2017 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Certified Public Accountants

Miami, Florida

February 28, 2017

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information regarding our directors and executive officers as of February xx, 2017. Officers of the Company are elected annually by the Board of Directors.

Title	Age	Position

Amin J. Khoury	77	Executive Chairman of the Board of Directors

Richard G. Hamermesh	69	Director (1), (2), (3)

Jonathan M. Schofield	76	Director (1), (2), (3)

James F. Albaugh	66	Director (2)

John T. Whates	69	Director (2), (3)

David J. Anderson	67	Director (1)

Mary M. VanDeWeghe	57	Director (1)

Werner Lieberherr	56	President and Chief Executive Officer

Joseph T. Lower	50	Vice President and Chief Financial Officer

Sean J. Cromie	50	Vice President and General Manager, Commercial Aircraft Segment

Tommy G. Plant	48	Vice President and General Manager, Business Jet Segment

Ryan M. Patch	56	Vice President – Law, General Counsel, Secretary and Chief Compliance Officer

Stephen R. Swisher	58	Vice President – Finance, Controller and Assistant Secretary

Eric J. Wesch	49	Vice President – Finance, Treasurer and Assistant Secretary

(1)	Member, Audit Committee
(2)	Member, Compensation Committee
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

Richard G. Hamermesh has been a Director since July 1987. Dr. Hamermesh is a Senior Fellow at the Harvard Business School, where he was formerly the MBA Class of 1961 Professor of Management Practice from 2002 to 2015. From 1987 to 2001, he was a co-founder and a Managing Partner of The Center for Executive Development, an executive education and development consulting firm. From 1976 to 1987, Dr. Hamermesh was a member of the faculty of Harvard Business School. He is also an active investor and entrepreneur, having participated as a principal, director and investor in the founding and early stages of more than 15 organizations. Dr. Hamermesh is a member of the Board of Directors of SmartCloud and KLX Inc.

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

David J. Anderson has been a Director since June 2014.  In December 2016, Mr. Anderson joined Alexion Pharmaceuticals, Inc. as Executive Vice President, Chief Financial Officer of Alexion.  Prior to joining Alexion, Mr. Anderson was the Senior Vice President and Chief Financial Officer of Honeywell International Inc. from 2003 until his retirement in April 2014. While at Honeywell, Mr. Anderson was a member of the senior leadership team where he was responsible for the company’s Corporate Finance activities including tax, accounting, treasury, audit, investment, financial planning, acquisitions and real estate. Mr. Anderson was integral to the reshaping of Honeywell’s portfolio including supporting nearly $10 billion of acquisitions in higher growth, global markets. Prior to joining Honeywell, Mr. Anderson had senior financial roles at ITT Industries, Inc., Newport News Shipbuilding and RJR Nabisco Holding Corporation. Mr. Anderson currently serves as a member of the Board of Directors of American Electric Power Company, Inc. and Cardinal Health, Inc., is co-founder of the University of Chicago’s Booth School of Business CFO Forum, and formerly served as a member of the Board of Directors of Fifth Street Asset Management Inc.

Mary M. (“Meg”) VanDeWeghe has been a Director since September 2014.  Ms. VanDeWeghe is the Chief Executive Officer and President of Forte Consulting Inc., a financial and management consulting firm. Prior to holding her current position, Ms. VanDeWeghe served as Senior Vice President of Finance for Lockheed Martin Corporation, and previously held positions in corporate finance, capital markets and general management at J.P. Morgan, where she rose to the rank of Managing Director.  She also has been a Professor of the Practice of Finance at Georgetown University’s McDonough School of Business. Ms. VanDeWeghe currently serves on the Board of Directors of W.P. Carey and Brown Advisory. She previously served on the Board of Directors of Ecolab Inc. and Nalco.

James F. Albaugh has been a Director since November 2014.  Mr. Albaugh is an advisor and consultant to financial services and investment firms.  Mr. Albaugh served as Senior Advisor to The Blackstone Group from December 2012 to July 2016. From September 2009 until his retirement in June 2012, Mr. Albaugh served as President and Chief Executive Officer of the Commercial Airplanes business unit, and was also a member of the Executive Council, of The Boeing Company. Mr. Albaugh also served as President and Chief Executive Officer of Boeing’s Integrated Defense Systems business unit and in other executive positions at Boeing, including President and Chief Executive Officer of Space and Communications and President of Space Transportation after Boeing’s acquisition in 1997 of Rockwell International Corp., where Mr. Albaugh began his career in 1975.  Mr. Albaugh is an elected member of both the National Academy of Engineering and the International Academy of Astronautics, a Fellow and Honorary Fellow of the American Institute of Aeronautics and Astronautics, and an elected Fellow of the Royal Aeronautical Society.  In September 2016, Mr. Albaugh joined the board of directors of Harris Corporation and serves as a member of Harris Corporation’s Governance and Corporate Responsibility Committee.  Mr. Albaugh is Chairman of the National Aeronautic Association, a Director of American Airlines Group Inc., a former Director of TRW Automotive Holdings Corp., and serves as a member of other nonprofit organization boards and other professional organizations.  Mr. Albaugh is a former President of the American Institute of Aeronautics and Astronautics.

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

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets, December 31, 2016 and December 31, 2015

Consolidated Statements of Earnings and Comprehensive Income for the Years Ended December 31, 2016, 2015, and 2014

Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2016, 2015, and 2014

Consolidated Statements of Cash Flows for the Years Ended December 31, 2016, 2015, and 2014

Notes to Consolidated Financial Statements for the Years Ended December 31, 2016, 2015, and    2014

2.	Financial Statement Schedules

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

Exhibits 2 Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

2.1

Separation and Distribution Agreement, dated as of December 15, 2014, by and between KLX Inc. and the Company (incorporated by reference to Exhibit 2.1 to KLX Inc.’s Current Report on Form 8-K dated December 19, 2014, filed with the SEC on December 19, 2014).

2.2

Agreement and Plan of Merger, dated October 23, 2016, by and among Rockwell Collins, Inc., Quarterback Merger Sub Corp. and the Company (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated October 26, 2016, filed with the SEC on October 26, 2016).

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

10.5

First Amendment to Tax Sharing and Indemnification Agreement, dated as of October 23, 2016, by and between KLX Inc. and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 26, 2016, filed with the SEC on October 26, 2016).

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

10.12

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

10.15

Employment Agreement for Eric J. Wesch dated as of July 13, 2012 (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the SEC on February 24, 2014).

10.16

Retirement Agreement dated as of December 31, 2005 between the Company and Robert J. Khoury (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed with the SEC on March 15, 2006).

10.17

Consulting Agreement dated as of December 31, 2014 between the Company and Robert J. Khoury (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the SEC on February 27, 2015).

10.18

BE Aerospace, Inc. 2005 Long-Term Incentive Plan (Amended and Restated as of July 25, 2012) (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated July 27, 2012, filed with the SEC on July 27, 2012).

10.19	BE Aerospace, Inc. 2010 Deferred Compensation Plan (incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-8 (333-170494), filed with the SEC on November 9, 2010).

10.20

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

10.23

B/E Aerospace, Inc. Amended and Restated 1994 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the SEC on February 27, 2015).

10.24

Amendment One to the BE Aerospace, Inc. 2010 Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, filed with the SEC on October 30, 2013).

10.25

Amended and Restated Medical Care Reimbursement Plan for Executives of B/E Aerospace, Inc. (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the SEC on February 24, 2014).

10.26

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

10.30

First Amendment to Amended and Restated Employment Agreement for Ryan M. Patch dated as of April 29, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed with the SEC on April 30, 2014).

10.31

Second Amendment to Amended and Restated Employment Agreement for Werner Lieberherr dated as of May 12, 2014 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, filed with the SEC on July 30, 2014).

10.32

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

10.34

Employment Agreement for Joseph T. Lower dated as of October 1, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 6, 2014, filed with the SEC on October 6, 2014).

10.35

Third Amendment to Amended and Restated Employment Agreement for Ryan M. Patch dated as of October 21, 2014 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed with the SEC on October 30, 2014).

10.36

Amendment No. 1 to the Amended and Restated Medical Care Reimbursement Plan for Executives of B/E Aerospace, Inc. (incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the SEC on February 27, 2015).

10.37

Restricted Stock Inducement Award Agreement, dated as of November 1, 2014, between the Company and Joseph T. Lower (incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the SEC on February 27, 2015).

10.38

Employment Agreement for Tom Plant dated as of February 4, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, filed with the SEC on October 30, 2015).

10.39

First Amendment to Employment Agreement for Tom Plant dated as of August 10, 2015 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, filed with the SEC on October 30, 2015).

10.40

Consulting Agreement dated as of August 10, 2015 between the Company and Wayne Exton (incorporated by reference to Exhibit 10.46 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the SEC on February 25, 2016).

10.41

Letter Agreement for Amin J. Khoury, dated November 16, 2015 (incorporated by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the SEC on February 25, 2016).

10.42

Fourth Amendment to Amended and Restated Employment Agreement for Ryan M. Patch dated as of February 17, 2016 (incorporated by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the SEC on February 25, 2016).

10.43

Transaction Bonus Agreement, dated as of October 23, 2016, by and between B/E Aerospace, Inc. and Amin J. Khoury (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on October 26, 2016).

10.44

Transaction Bonus Agreement, dated as of October 23, 2016, by and between B/E Aerospace, Inc. and Werner Lieberherr (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on October 26, 2016).

10.45

Transaction Bonus and Non-Competition Agreement, dated as of October 23, 2016, by and between B/E Aerospace, Inc. and Joseph T. Lower (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on October 26, 2016).

10.46

Transaction Bonus and Non-Competition Agreement, dated as of October 23, 2016, by and between B/E Aerospace, Inc. and Ryan M. Patch  (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the SEC on October 26, 2016).

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

Date: February 28, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Amin J. Khoury	Executive Chairman of the Board of	February 28, 2017
Amin J. Khoury	Directors

/s/ Werner Lieberherr	President and Chief Executive Officer	February 28, 2017
Werner Lieberherr	(Principal Executive Officer)

/s/ Joseph T. Lower	Vice President and Chief Financial Officer	February 28, 2017
Joseph T. Lower	(Principal Financial Officer)

/s/ Stephen R. Swisher	Vice President – Finance, Controller and	February 28, 2017
Stephen R. Swisher	Assistant Secretary
(Principal Accounting Officer)

/s/ Richard G. Hamermesh	Director	February 28, 2017
Richard G. Hamermesh

/s/ David J. Anderson	Director	February 28, 2017
David J. Anderson

/s/ Mary M. VanDeWeghe	Director	February 28, 2017
Mary M. VanDeWeghe

/s/ Jonathan M. Schofield	Director	February 28, 2017
Jonathan M. Schofield

/s/ James F. Albaugh	Director	February 28, 2017
James F. Albaugh

/s/ John T. Whates	Director	February 28, 2017
John T. Whates

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

B/E Aerospace, Inc.

Wellington, Florida

We have audited the accompanying consolidated balance sheets of B/E Aerospace, Inc. and subsidiaries (the "Company") as of December 31, 2016 and 2015, and the related consolidated statements of earnings and comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of B/E Aerospace, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2017 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Certified Public Accountants

Miami, Florida

February 28, 2017

B/E AEROSPACE, INC.

CONSOLIDATED BALANCE SHEETS, DECEMBER 31, 2016 AND 2015

(In millions, except per share data)

	December 31,	December 31,
	2016	2015
ASSETS

Current assets:
Cash and cash equivalents	$202.0	$154.1
Accounts receivable	353.5	354.6
Inventories	1,258.9	1,091.9
Other current assets	54.2	57.8
Total current assets	1,868.6	1,658.4

Property and equipment	407.0	391.2
Goodwill	798.7	813.2
Identifiable intangible assets	213.0	231.3
Other assets	82.8	46.8
	$3,370.1	$3,140.9

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$316.6	$300.5
Accrued liabilities	540.5	521.7
Total current liabilities	857.1	822.2

Long-term debt	2,037.0	2,034.1
Deferred income taxes	126.8	92.7
Other non-current liabilities	132.7	136.4

Commitments, contingencies and off-balance sheet arrangements (Note 8)

Stockholders' equity:
Preferred stock, $0.01 par value; 1.0 shares authorized; no shares outstanding	—	—
Common stock, $0.01 par value; 200.0 shares authorized; 107.6 shares issued as of December 31, 2016 and 107.4 shares issued as of December 31, 2015	1.1	1.1
Additional paid-in capital	(805.8)	(847.8)
Treasury stock; 6.1 shares at December 31, 2016 and 4.2 shares at December 31, 2015	(270.6)	(183.9)
Retained earnings	1,458.2	1,232.9
Accumulated other comprehensive loss	(166.4)	(146.8)
Total stockholders' equity	216.5	55.5
	$3,370.1	$3,140.9

See accompanying notes to consolidated financial statements.

B/E AEROSPACE, INC.

CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

(In millions, except per share data)

	Year Ended December 31,
	2016	2015	2014

Revenues	$2,932.9	$2,729.6	$2,599.0
Cost of sales	1,799.5	1,642.5	1,582.8
Selling, general and administrative	336.1	360.4	347.9
Research, development and engineering	290.7	274.4	284.3
Operating earnings	506.6	452.3	384.0
Interest expense, net	91.1	94.8	130.6
Debt prepayment costs	—	0.9	243.6
Earnings before income taxes	415.5	356.6	9.8
Income tax expense (benefit)	104.4	70.9	(47.9)
Earnings from continuing operations	311.1	285.7	57.7
Earnings from discontinued operations, net of income taxes	—	—	46.6
Net earnings	311.1	285.7	104.3

Other comprehensive loss:
Foreign currency translation adjustment and other	(19.6)	(41.4)	(101.4)
Comprehensive income	$291.5	$244.3	$2.9

Net earnings per share from continuing operations - basic	$3.10	$2.75	$0.55
Net earnings per share from discontinued operations - basic	—	—	0.45
Net earnings per share - basic	$3.10	$2.75	$1.00

Net earnings per share from continuing operations - diluted	$3.08	$2.73	$0.55
Net earnings per share from discontinued operations - diluted	—	—	0.45
Net earnings per share - diluted	$3.08	$2.73	$1.00

Dividends declared per share	$0.84	$0.76	$—

Weighted average common shares - basic	100.4	104.0	104.0
Weighted average common shares - diluted	100.9	104.5	104.5

See accompanying notes to consolidated financial statements.

B/E AEROSPACE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

(In millions)

						Accumulated
			Additional			Other	Total
	Common Stock		Paid-in	Treasury	Retained	Comprehensive	Stockholders'
	Shares	Amount	Capital	Stock	Earnings	Loss	Equity
Balance, December 31, 2013	105.7	$1.1	$1,710.4	$(21.6)	$923.3	$(4.0)	$2,609.2
Sale of stock under employee stock purchase plan	0.1	—	8.4	—	—	—	8.4
Purchase of treasury stock	—	—	—	(7.0)	—	—	(7.0)
Exercise of stock options	0.1	—	0.3	—	—	—	0.3
Restricted stock grants	0.8	—	28.2	—	—	—	28.2
Tax benefits realized from prior exercises of employee stock options and restricted stock	—	—	3.5	—	—	—	3.5
Net earnings	—	—	—	—	104.3	—	104.3
Spin-Off of KLX Inc.	—	—	(2,635.4)	—	—	8.0	(2,627.4)
Other comprehensive loss	—	—	—	—	—	(109.4)	(109.4)
Balance, December 31, 2014	106.7	1.1	(884.6)	(28.6)	1,027.6	(105.4)	10.1
Sale of stock under employee stock purchase plan	0.1	—	6.8	—	—	—	6.8
Purchase of treasury stock	—	—	—	(155.3)	—	—	(155.3)
Cash dividends declared	—	—	—	—	(80.4)	—	(80.4)
Restricted stock grants	0.6	—	28.9	—	—	—	28.9
Tax benefits realized from prior exercises of employee stock options and restricted stock	—	—	5.0	—	—	—	5.0
Net earnings	—	—	—	—	285.7	—	285.7
Spin-Off of KLX Inc.	—	—	(3.9)	—	—	—	(3.9)
Other comprehensive loss	—	—	—	—	—	(41.4)	(41.4)
Balance, December 31, 2015	107.4	1.1	(847.8)	(183.9)	1,232.9	(146.8)	55.5
Sale of stock under employee stock purchase plan	0.1	—	6.1	—	—	—	6.1
Purchase of treasury stock	—	—	—	(86.7)	—	—	(86.7)
Cash dividends declared	—	—	—	—	(85.8)	—	(85.8)
Restricted stock grants	0.1	—	34.0	—	—	—	34.0
Tax benefits realized from prior exercises of employee stock options and restricted stock	—	—	1.9	—	—	—	1.9
Net earnings	—	—	—	—	311.1	—	311.1
Other comprehensive loss	—	—	—	—	—	(19.6)	(19.6)
Balance, December 31, 2016	107.6	$1.1	$(805.8)	$(270.6)	$1,458.2	$(166.4)	$216.5

See accompanying notes to consolidated financial statements.

B/E AEROSPACE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

(In millions)

	Year Ended December 31,
	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$311.1	$285.7	$104.3
Adjustments to reconcile net earnings to net cash flows provided by operating activities, net of effects from acquisitions:
Depreciation and amortization	83.6	85.3	142.3
Deferred income taxes	34.4	(4.1)	36.3
Non-cash compensation	35.2	30.2	29.7
Tax benefits realized from prior exercises of employee stock options and restricted stock	(1.9)	(5.0)	(3.5)
Provision for doubtful accounts	0.8	7.2	9.6
Loss on disposal of property and equipment	3.0	9.2	3.8
Debt prepayment costs	—	0.9	243.6
Changes in operating assets and liabilities:
Accounts receivable	(16.1)	(84.7)	(77.0)
Inventories	(194.7)	(184.6)	(284.0)
Other current and non-current assets	(30.1)	67.7	(220.2)
Accounts payable and accrued liabilities	81.5	103.0	266.0
Net cash flows provided by operating activities	306.8	310.8	250.9

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(80.8)	(80.5)	(255.6)
Acquisitions, net of cash acquired	—	3.9	(1,043.1)
Other	(2.6)	(6.4)	0.8
Net cash flows used in investing activities	(83.4)	(83.0)	(1,297.9)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock issued	5.2	5.8	7.5
Purchase of treasury stock, including share repurchases	(86.7)	(155.3)	(7.0)
Proceeds from long-term debt	—	—	2,189.0
Proceeds from KLX long-term debt	—	—	1,200.0
Principal payments on long-term debt	—	(136.0)	(1,950.0)
Borrowings on line of credit	225.0	—	868.0
Repayments on line of credit	(225.0)	—	(868.0)
Debt prepayment costs	—	—	(210.9)
Debt origination costs	—	—	(61.3)
Tax benefits realized from prior exercises of employee stock options and restricted stock	1.9	5.0	3.5
Cash divested in connection with Spin-Off of KLX	—	—	(460.0)
Dividends	(85.0)	(79.3)	—
Net cash flows (used in) provided by financing activities	(164.6)	(359.8)	710.8

Effect of foreign exchange rate changes on cash and cash equivalents	(10.9)	(6.4)	(9.1)

Net increase (decrease) in cash and cash equivalents	47.9	(138.4)	(345.3)
Cash and cash equivalents, beginning of year	154.1	292.5	637.8
Cash and cash equivalents, end of year	$202.0	$154.1	$292.5

	Year Ended December 31,
	2016	2015	2014
Supplemental disclosures of cash flow information:
Cash paid (refunded) during period for:
Interest	$86.2	$77.3	$148.3
Income taxes, net of $32.0 payments in 2015	64.7	(11.8)	124.0

Supplemental schedule of non-cash activities:
Accrued property additions	$3.1	$3.6	$9.1

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

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

The percentage-of-completion method requires the use of estimates of costs to complete long-term contracts. Due to the duration of these contracts as well as the technical nature of the products involved, the estimation of these costs requires management’s judgment in connection with assumptions and projections related to the outcome of future events. Management’s assumptions include future labor performance and rates and projections relative to material and overhead costs, as well as the quantity and timing of product deliveries. The Company reevaluates its contract estimates periodically and reflects changes in estimates in the current period using the cumulative catch-up method. There were no significant changes in our contract estimates during 2016, 2015 or 2014 that resulted in material cumulative catch-up adjustments to operating earnings other than cost estimate changes resulting from the extraordinary expedited development of a new product suite to support a major customer initiative during 2014. Revenues associated with any contractual claims are recognized when it is probable that the claim will result in additional contract revenue and the amount can be reasonably estimated. For the years ended December 31, 2016, 2015 and 2014, approximately 27.3%, 27.7% and 25.5% of our revenues, respectively, were derived from contracts accounted for using percentage-of-completion accounting. Costs and estimated earnings in excess of billings on uncompleted contracts were $106.0 and 87.7 at December 31, 2016 and 2015, respectively, and recorded as work-in-process inventory. Capitalized development costs on long-term seller furnished equipment contracts were $517.3 and $438.1 at December 31, 2016 and 2015, respectively and recorded as work-in-process inventory. Anticipated losses on contracts are recognized in the period in which the losses become evident and determinable. Advance payments and engineering development costs on certain long-term contracts are deferred and included in revenues and research, development and engineering, respectively, when the products are shipped.

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

Accounts Receivable – The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer's current creditworthiness, as determined by review of their current credit information. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon historical experience and any specific customer collection issues that have been identified. The allowance for doubtful accounts at December 31, 2016 and 2015 was $6.1 and $6.3, respectively.

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

On at least an annual basis, management assesses whether there has been any impairment in the value of goodwill by first comparing the fair value to the net carrying value of reporting units. If the carrying value exceeds its estimated fair value, a second step is performed to compute the amount of the impairment. An impairment loss is recognized if the implied fair value of the asset being tested is less than its carrying value. In this event, the asset is written down accordingly.  The fair values of reporting units for goodwill impairment testing are determined using valuation techniques based on estimates, judgments and assumptions management believes are appropriate under the circumstances. The sum of the fair values of the reporting units are evaluated based on market capitalization determined using average share prices within a reasonable period of time near the selected testing date (calendar year-end), plus an estimated control premium plus the fair value of the Company’s debt obligations. For the years ended December 31, 2016, 2015 and 2014, the Company’s annual impairment testing yielded no impairments of goodwill.

Long-Lived Assets – The Company assesses potential impairments to its long-lived assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. An impairment loss is recognized when the undiscounted cash flows expected to be generated by an asset (or group of assets) is less than its carrying amount. Any required impairment loss is measured as the amount by which the asset's carrying value exceeds its fair value and is recorded as a reduction in the carrying value of the related asset and a charge to operating results. There were no impairments of long lived assets in 2016, 2015, and 2014.

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

	Year Ended December 31,
	2016	2015	2014
Balance at beginning of period	$99.8	$75.4	$67.0
Provision for warranty expense	63.6	66.1	41.9
Settlements of warranty claims	(52.9)	(41.7)	(33.5)
Balance at end of period	$110.5	$99.8	$75.4

Accounting for Stock-Based Compensation – The Company accounts for share-based compensation arrangements in accordance with the provisions of FASB ASC 718, Compensation – Stock Compensation (“ASC 718”), whereby share-based compensation cost is measured on the date of grant, based on the fair value of the award, and is recognized over the requisite service period.

Compensation cost recognized during the three years ended December 31, 2016 related to grants of restricted stock and restricted stock units. No compensation cost related to stock options was recognized during those periods as no options were granted during the three year period ended December 31, 2016 and all options were vested as of December 31, 2006.

The Company has established a qualified Employee Stock Purchase Plan. The Plan allows qualified employees (as defined in the plan) to participate in the purchase of designated shares of the Company's common stock at a price equal to 85% of the closing price for each semi-annual stock purchase period. The fair value of employee purchase rights represents the difference between the closing price of the Company’s shares on the date of purchase and the purchase price of the shares. The value of the rights granted during the years ended December 31, 2016, 2015 and 2014 was $0.9, $1.0 and $1.3, respectively.

Treasury Stock – The Company may periodically repurchase shares of its common stock from employees for the satisfaction of their individual payroll tax withholding upon vesting of restricted stock and restricted stock units in connection with the B/E Aerospace, Inc. 2005 Long-Term Incentive Plan. The Company’s repurchases of common stock are recorded at the average cost of the common stock. The Company repurchased 203,903, 117,349 and 99,911 shares of its common stock for $11.4, $5.2 and $7.0 during the years ended December 31, 2016, 2015 and 2014, respectively. On November 11, 2014, the Board of Directors authorized a $400.0 share repurchase program. During 2016, the Company repurchased 1,721,338 shares of common stock at an average price of $43.68 per share for a total of $75.2. During 2015, the Company repurchased 3,347,258 shares of common stock at an average price of $44.84 per share for a total of $150.1.

Research and Development – Research and development expenditures are expensed as incurred.

Foreign Currency Translation – The assets and liabilities of subsidiaries that management has determined have functional currencies other than the U.S. dollar located outside the United States are translated into U.S. dollars at the rates of exchange in effect at the balance sheet dates. Revenue and expense items are translated at the average exchange rates prevailing during the period. Gains and losses resulting from foreign currency transactions are recognized currently in income, and those resulting from translation of financial statements are accumulated as a separate component of stockholders’ equity. The Company's foreign subsidiaries who have functional currencies other than the U.S. dollar primarily utilize the British pound, the Euro or the Philippine Peso as their local functional currency.

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

Significant customers change from year to year depending on the level of refurbishment activity and/or the level of new aircraft purchases by such customers. During the year ended December 31, 2016, Boeing and Airbus each accounted for approximately 13% of the Company’s consolidated revenues (no other customer represented more than 10% of consolidated revenues). During the years ended December 31, 2015 and 2014, Boeing accounted for 10% and 12%, respectively, of the Company’s consolidated revenues. No other individual customer accounted for more than 10% of the Company’s consolidated revenues during the years ended December 31, 2015 and 2014.

Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-04, Intangibles – Goodwill and Other.  ASU 2017-04 simplifies the subsequent measurement of goodwill by removing the second step of the two-step impairment test.  The amendment requires an entity to perform its annual, or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount.  An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The amendment should be applied on a prospective basis.  ASU 2017-04 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017.  The adoption of ASU 2017-04 is not expected to have a material impact on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations. This update clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The adoption of ASU 2017-01 is not expected to have a material impact on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends ASC Topic 718, Compensation – Stock Compensation. ASU 2016-09 includes multiple provisions intended to simplify various aspects of the accounting for share-based payments and can be applied either prospectively, retrospectively or using a modified retrospective transition method, depending on the area covered in the update. Upon adoption, any future excess tax benefits or deficiencies will be recorded to the provision for income taxes in the consolidated statement of income, instead of additional paid-in capital in the consolidated balance sheet. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those years, with early adoption permitted. Accordingly, we plan to adopt ASU 2016-09 on January 1, 2017. The Company is currently evaluating the effect of this update on our consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which supersedes the guidance in ASC Topic 605, Revenue Recognition. The new standard was originally effective for reporting periods beginning after December 15, 2016 and early adoption was not permitted. In August 2015, the FASB issued ASU 2015-14 which amended the effective date of this ASU to fiscal years beginning after December 15, 2017, and early adoption is permitted only for fiscal years beginning after December 15, 2016. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should identify the contract(s) with a customer, identify the performance obligations in the contract(s), determine the transaction price, allocate the transaction price to the performance obligations in the contract(s) and recognize revenue when (or as) the entity satisfies a performance obligation. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. We have established an implementation team to work closely with representatives from across our reportable segments. We utilized a bottoms-up approach to begin to analyze the impact of the standard on our contract portfolio by reviewing our current accounting policies and practices to identify potential differences that would result from applying the requirements of the new standard to our revenue contracts. We continue to evaluate the transition methods allowed under the new standard and the effect the standard will have on the Company's consolidated financial statements and related disclosures. Anticipated changes under the new standard include accounting for development costs and associated customer funding, increased use of the percentage-of-completion method of accounting for airliner contracts, and elimination of the units-of-delivery method. In addition, we are in the process of identifying changes to our business processes, systems, and controls to support recognition and disclosure under the new standard. We have been closely monitoring FASB activity related to the new standard, as well as working with various non-authoritative groups to conclude on specific interpretive issues. We are still in the process of evaluating the potential changes from adopting the new standard on our future financial reporting and disclosures.

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

The divested KLX is presented as a discontinued operation on the consolidated statements of earnings and comprehensive income for 2014. The cash flows of KLX are included within our consolidated statements of cash flows through December 16, 2014.

Summary results of operations for KLX through December 16, 2014 were as follows:

For the Period from
January 1, 2014 to
December 16, 2014
Revenues	$1,611.2

Earnings before income taxes	207.9
Provision for income taxes	161.3
Earnings from discontinued operations, net of income taxes	$46.6

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

During 2014, the Company completed five energy services acquisitions (the “Energy Services Acquisitions”) for a total purchase price of $513.8. The Energy Services Acquisitions were accounted for as purchases under FASB ASC 805, Business Combinations (“ASC 805”). The assets purchased and liabilities assumed for the Energy Services Acquisitions have been reflected in the amounts divested in connection with the Spin-Off.

We entered into transitional services agreements with KLX prior to the Spin-Off pursuant to which we and KLX are providing various services to each other on an interim transitional basis. Except for certain information technology services, all transition services were completed, pursuant to the underlying agreements, on or before December 31, 2016.  On October 18, 2016, the Company was notified by KLX of KLX’s election to extend certain information technology services for up to an additional 12 months, terminating no later than December 31, 2017.  We recorded (and for information technology services, will continue to record) billings under these transition services agreements as a reduction of the costs of the respective service in the applicable expense category in the Consolidated Statement of Earnings and Comprehensive Income. The informational technology transitional support will enable KLX to establish its stand-alone processes for informational technology activities that were previously provided by us and does not constitute significant continuing support of KLX’s operations.

Under the Tax Sharing and Indemnification Agreement between the Company and KLX, we generally assume liability for all federal and state income taxes for all tax periods ending on or prior to December 31, 2014. We assume the liability for all federal and state income taxes of KLX’s U.S. operations through the Distribution Date.  KLX assumes all other federal taxes, foreign income tax/non-income taxes and state/local non-income taxes related to their business for all periods and we assume all other federal taxes, foreign income tax/non-income taxes and state/local non-income taxes related to our business for all periods. Additional taxes incurred related to the internal restructuring to separate the businesses to complete the Spin-Off shall be shared equally between the Company and KLX. Taxes incurred related to certain international tax initiatives for the KLX business shall be assumed by KLX subject to the calculation provisions of the Tax Sharing and Indemnification Agreement. In addition, we transferred to KLX all of its deferred tax assets and liabilities as of December 16, 2014. In connection with the Transaction, we entered into a first amendment to the Tax Sharing and Indemnification Agreement. The amendment to the Tax Sharing and Indemnification Agreement modifies a requirement under the Tax Sharing and Indemnification Agreement relating to our ability to enter into certain transactions after the Spin-Off. In satisfaction of this modified requirement, we provided KLX with an opinion from our tax advisor, Shearman & Sterling LLP, relating to the impact of the Transaction on certain tax consequences of the Spin-Off. In addition, under the amendment to the Tax Sharing and Indmenification Agreement, KLX delivered a representation letter to Shearman & Sterling LLP for purposes of such opinion. The Shearman & Sterling LLP opinion relies on certain representations, assumptions, undertakings and covenants, from us, KLX and Rockwell Collins, and the conclusion in the opinion may be adversely affected if one or more of the representations and assumptions is incorrect or one or more of the undertakings and covenants is not complied with.

In connection with the Spin-Off, we have adjusted our employee stock compensation awards and separated our employee medical and dental benefit plans.

Sales and cost of sales to KLX for the years ended December 31, 2016 and 2015 were immaterial to the consolidated financial statements. There were no material balances due to or due from KLX as of December 31, 2016 or December 31, 2015. Total purchases from KLX for the years ended December 31, 2016 and 2015 were approximately $23.4 and $18.3, respectively.

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

The 2014 Acquisitions were accounted for as purchases under FASB ASC 805, Business Combinations (“ASC 805”). The assets purchased and liabilities assumed for the 2014 Acquisitions have been reflected in the accompanying consolidated balance sheets as of December 31, 2016 and December 31, 2015. The results of operations for the 2014 Acquisitions are included in the accompanying consolidated statements of earnings and comprehensive income from their respective dates of acquisition. The Company’s 2014 consolidated revenues and earnings before income taxes include approximately $82.6 and $11.4, respectively, from the 2014 acquisitions.

The Company completed its evaluation and allocation of the purchase price of the 2014 Acquisitions in 2015 resulting in adjustments to increase identifiable intangible assets and deferred income tax liabilities of $32.5 and $10.5, respectively, and to decrease goodwill by $19.1. These adjustments were applied retrospectively to the acquisition date. Accordingly, the Company's consolidated balance sheet as of December 31, 2014 has been adjusted to reflect the effects of the measurement period adjustments. There was no material impact of the measurement period adjustments on the retrospective period statement of earnings and comprehensive income.

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

3.INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined using FIFO or the weighted average cost method. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs. In accordance with industry practice, costs in inventory include amounts relating to long-term contracts with long production cycles and inventory items with long procurement cycles, some of which are not expected to be realized within one year. Work-in-process inventories include costs and estimated earnings in excess of billings on uncompleted contracts of $106.0 and $87.7 and capitalized development costs on long-term seller furnished equipment contracts of $517.3 and $438.1 as of December 31, 2016 and December 31, 2015, respectively. Inventories consist of the following:

	December 31,	December 31,
	2016	2015
Purchased materials and component parts	$358.2	$322.7
Work-in-process	845.2	722.7
Finished goods	55.5	46.5
	$1,258.9	$1,091.9

4.PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	Useful Life			December 31,	December 31,
	(Years)			2016	2015
Buildings and improvements	1	-	50	$142.6	$133.3
Machinery	1	-	20	179.2	169.2
Tooling	1	-	14	129.3	107.5
Computer equipment and software	1	-	17	305.5	271.4
Furniture and equipment	1	-	16	32.9	29.8
				789.5	711.2
Less accumulated depreciation				(382.5)	(320.0)
				$407.0	$391.2

Depreciation expense was $65.8, $68.1 and $97.7 for the years ended December 31, 2016, 2015 and 2014, respectively. Depreciation expense from continuing operations was $63.2 for the year ended December 31, 2014.

5.GOODWILL AND INTANGIBLE ASSETS

The following sets forth the intangible assets by major asset class, all of which were acquired through business purchase transactions:

				December 31, 2016			December 31, 2015
	Useful Life			Original	Accumulated	Net Book	Original	Accumulated	Net Book
	(Years)			Cost	Amortization	Value	Cost	Amortization	Value
Customer contracts and relationships	13	-	23	$126.2	$27.0	$99.2	$129.4	$20.1	$109.3
Acquired technologies and other	5	-	34	147.4	69.4	78.0	150.0	65.3	84.7
Trade names	5	-	22	28.2	5.8	22.4	29.0	4.0	25.0
Trademarks and patents	3	-	20	24.0	11.2	12.8	27.1	16.3	10.8
Covenants not to compete	3	-	5	1.9	1.3	0.6	2.5	1.0	1.5
				$327.7	$114.7	$213.0	$338.0	$106.7	$231.3

Amortization expense of intangible assets was $17.8, $17.2 and $44.6 for the years ended December 31, 2016, 2015 and 2014, respectively. Amortization expense from continuing operations was $15.4 for the year ended December 31, 2014. Amortization expense associated with identified intangible assets as of December 31, 2016 is expected to be approximately $17 in each of the next five years. The future amortization amounts are estimates.  Actual future amortization expense may be different due to future acquisitions, impairments, changes in amortization periods or other factors such as changes in exchange rates for assets acquired outside the United States. The Company expenses costs to renew or extend the term of a recognized intangible asset.

Goodwill in 2016 decreased by $14.5 as compared to the prior year due to foreign currency translation.

In accordance with ASC 350, goodwill is not amortized but is subject to an annual impairment test. As of December 31, 2016, the Company completed step one of the impairment test and fair value analysis for goodwill. No impairment loss was recorded during the years ended December 31, 2016, 2015 or 2014.

The changes in the carrying amount of goodwill for the years ended December 31, 2016 and 2015 are as follows:

	Commercial	Business
	Aircraft	Jet	Total
Balance as of December 31, 2014	$379.8	$460.6	$840.4
Effect of foreign currency translation and other	(7.2)	(20.0)	(27.2)
Balance as of December 31, 2015	372.6	440.6	813.2
Effect of foreign currency translation	(4.8)	(9.7)	(14.5)
Balance as of December 31, 2016	$367.8	$430.9	$798.7

6.ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	December 31,	December 31,
	2016	2015
Accrued salaries, vacation and related benefits	$50.3	$75.0
Accrued product warranties	110.5	99.8
Accrued interest	13.5	15.4
Income taxes payable	52.0	23.0
Deferred revenue	130.3	128.2
Other accrued liabilities	183.9	180.3
	$540.5	$521.7

Deferred revenue includes billings in excess of costs and estimated earnings of $37.6 and $36.8 at December 31, 2016 and 2015, respectively.

7.LONG-TERM DEBT

Long-term debt consists of the following:

	December 31,	December 31,
	2016	2015
Term loan facility	$2,064.0	$2,064.0
Less unamortized original issue discount and debt issue costs	27.0	29.9
	$2,037.0	$2,034.1

In connection with the Spin-Off, the Company entered into a credit agreement dated as of December 16, 2014 (as amended, the “Credit Agreement”) governing its senior secured bank credit facilities, consisting of (a) a five-year, $600.0 revolving credit facility (the “Revolving Credit Facility”) and (b) a seven-year, $2,200.0 term loan facility (the “Term Loan Facility”).  The most recent amendment to the Credit Agreement on May 27, 2016 decreased the effective borrowing rate, increased the amount available for dividend and share repurchases and provided greater flexibility to securitize assets. Borrowings under the Revolving Credit Facility bear interest at an annual rate equal to the London interbank offered rate (“LIBOR”) plus 200 basis points or prime (as defined therein) plus 100 basis points. There were no amounts outstanding under the Revolving Credit Facility as of December 31, 2016 and 2015.  Borrowings under the Term Loan Facility bear interest at an annual rate equal to LIBOR plus 300 basis points (LIBOR shall not be less than 75 basis points per annum) or ABR (as defined therein) plus 200 basis points (3.89% at December 31, 2016).  Long-term debt as of December 31, 2016 consisted of $2,064.0 outstanding under the Term Loan Facility, none of which was current. During 2015, the Company repaid $136.0 of its outstanding Term Loan Facility.

In connection with the Spin-Off in December 2014, the Company redeemed $1,300.0 of its 5.25% Notes due 2022 and $650.0 of its 6.875% Notes due 2020. The Company incurred a loss on debt extinguishment of $243.6 related to unamortized debt issue costs and fees and expenses related to the repurchase of its 5.25% and 6.875% Notes during December 2014.

Letters of credit outstanding under the Revolving Credit Facility aggregated $17.2 at December 31, 2016 ($7.7 at December 31, 2015).

The Revolving Credit Facility contains an interest coverage ratio financial covenant (as defined therein) that must be maintained at a level greater than 3.0 to 1 and a total leverage ratio covenant (as defined therein) which limits gross debt to a 4.5 to 1 multiple of EBITDA (as defined therein). The Credit Agreement is collateralized by substantially all of the Company’s assets and contains customary affirmative covenants, negative covenants and conditions precedent for borrowings, all of which were met as of December 31, 2016.

Maturities of long-term debt are as follows:

Year Ending December 31,
2017	$—
2018	—
2019	—
2020	—
2021	2,064.0
Thereafter	—
Total	$2,064.0

Interest expense amounted to $91.1, $94.8 and $130.6 for the years ended December 31, 2016, 2015 and 2014, respectively.

8.COMMITMENTS, CONTINGENCIES AND OFF-BALANCE-SHEET ARRANGEMENTS

Lease Commitments – The Company finances its use of certain facilities and equipment under committed lease arrangements provided by various institutions. Since the terms of these arrangements meet the accounting definition of operating lease arrangements, the aggregate sum of future minimum lease payments is not reflected on the consolidated balance sheets. At December 31, 2016, future minimum lease payments under these arrangements approximated $170.2, of which $143.8 is related to long-term real estate leases.

Rent expense for the years ended December 31, 2016, 2015 and 2014 was $32.0, $32.4 and $29.7, respectively. Future payments under operating leases with terms greater than one year as of December 31, 2016 are as follows:

Year Ending December 31,
2017	$26.9
2018	25.7
2019	21.9
2020	19.3
2021	14.9
Thereafter	61.5
Total	$170.2

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

9.INCOME TAXES

The components of earnings from continuing operations before income taxes were:

	Year Ended December 31,
	2016	2015	2014
Earnings (loss) from continuing operations before income taxes:
United States	$162.5	$92.1	$(216.6)
Foreign	253.0	264.5	226.4
Earnings before income taxes	$415.5	$356.6	$9.8

Income tax expense (benefit) consists of the following:

	Year Ended December 31,
	2016	2015	2014
Current:
Federal	$39.9	$27.0	$(83.8)
State	0.9	3.3	—
Foreign	61.5	44.7	39.4
	$102.3	$75.0	$(44.4)
Deferred:
Federal	7.1	(5.2)	(6.6)
State	(3.3)	—	1.6
Foreign	(1.7)	1.1	1.5
	2.1	(4.1)	(3.5)
Total income tax expense (benefit)	$104.4	$70.9	$(47.9)

The difference between income tax expense (benefit) and the amount computed by applying the statutory U.S. federal income tax rate (35%) to the pre-tax earnings consists of the following:

	Year Ended December 31,
	2016	2015	2014
Statutory federal income tax expense	$145.3	$124.8	$3.4
U.S. state income taxes	3.3	3.2	(7.6)
Foreign tax rate differential	(33.9)	(48.5)	(39.9)
Non-deductible charges/losses and other	4.9	5.0	8.9
Research and development credit	(15.2)	(13.6)	(12.7)
	$104.4	$70.9	$(47.9)

 The tax effects of temporary differences and carryforwards that give rise to deferred income tax assets and liabilities consist of the following:

	December 31,
	2016	2015
Deferred tax assets:
Inventory reserves	$12.9	$11.0
Warranty reserves	22.9	19.6
Accrued liabilities	35.7	30.5
Net operating loss carryforward	3.3	3.5
Research and development credit carryforward	46.5	48.9
Alternative minimum tax credit carryforward	5.0	5.0
Other	—	6.8
	$126.3	$125.3

Deferred tax liabilities:
Book to tax revenue differences	(46.5)	(11.9)
Intangible assets	(171.3)	(171.1)
Depreciation	(10.3)	(17.9)
Other	(0.2)	—
	(228.3)	(200.9)
Deferred tax liability before valuation allowance	(102.0)	(75.6)
Valuation allowance	(24.0)	(17.1)
Net deferred tax liability	$(126.0)	$(92.7)

The Company has included $14.9 and $23.9 of income tax receivables in other current assets in the consolidated balance sheets as of December 31, 2016 and 2015.

The Company maintained a valuation allowance of $24.0 and $17.1 as of December 31, 2016 and 2015, respectively, primarily related to state net operating losses and research credits.

The difference between the deferred tax expense and the change in the deferred tax liability relates to the accounting treatment of an intercompany asset transfer.

As of December 31, 2016, the Company had state and foreign net operating loss carryforwards of approximately $25.8 and $5.7, respectively. The U.S. state net operating loss carryforwards began to expire in 2016. As of December 31, 2016, the Company had federal and U.S. state research and development tax credit carryforwards of $46.5, which expire from 2021 to 2031.

The Company has not provided for any residual U.S. income taxes on the approximately $857.7 of earnings from its foreign subsidiaries because such earnings are intended to be indefinitely reinvested. It is not practicable to determine the amount of U.S. income and foreign withholding tax payable in the event all such foreign earnings are repatriated.

In 2016, the Company recognized tax deductions of $4.9 related to restricted share vestings. Pursuant to ASC 718, these deductions are not deemed realized until they reduce taxes payable. During 2016, the Company recorded a credit to additional paid-in capital of $1.9 as these deductions reduced our current year tax liability.

A reconciliation of the beginning and ending amounts of gross uncertain tax positions is presented below:

	2016	2015	2014
Balance, beginning of the period	$89.2	$75.7	$47.5
Additions for current year tax positions	13.0	16.1	38.1
Additions for tax positions of prior years	3.5	0.8	1.6
Settlements of tax positions	(26.2)	(2.7)	—
Impact of Spin-Off	—	—	(11.2)
Currency fluctuations	(0.6)	(0.7)	(0.3)
Balance, end of the period	$78.9	$89.2	$75.7

The difference between the gross uncertain tax position of $78.9 and the liability for unrecognized tax benefits of $81.2 is due to the netting of certain items when calculating the liability for unrecognized tax benefits and interest relating to our gross uncertain tax positions. This liability, if recognized, would affect the Company’s effective tax rate. It is reasonably possible that the amount of liability for unrecognized tax benefits will change in the next twelve months; however, the Company does not expect the change to have a material impact on the Company’s consolidated financial statements.

The Company is currently open to audit by the tax authorities for the eight tax years ended December 31, 2015. The Company is currently undergoing a U.S. federal income tax examination for the year 2013.

Estimated interest and penalties related to income tax are classified as income tax expense in the consolidated statement of earnings and comprehensive income and totaled $2.5, $2.3, and $0.5 for the years ended December 31, 2016, 2015, and 2014, respectively. Accrued interest and penalties were $5.3 and $2.8 as of December 31, 2016 and 2015, respectively.

10.EMPLOYEE RETIREMENT PLANS

The Company sponsors and contributes to a qualified, defined contribution savings and investment plan, covering substantially all U.S. employees. The B/E Aerospace, Inc. Savings Plan was established pursuant to Section 401(k) of the Internal Revenue Code. Under the terms of this plan, covered employees may contribute up to 100% of their pay, limited to certain statutory maximum contributions for 2016. Participants are vested in matching contributions immediately and the matching percentage is 100% of the first 3% of employee contributions and 50% on the next 2% of employee contributions. Total expense for the plan was $10.9, $11.3 and $13.3 for the years ended December 31, 2016, 2015 and 2014. In addition, the Company contributes to the B/E Aerospace, Inc. Hourly Tax-Sheltered Retirement Plan. This plan was established pursuant to Section 401(k) of the Internal Revenue Code and covers certain U.S. union employees. Total expense for the plan was $0.5, $0.4 and $0.4 for the years ended December 31, 2016, 2015 and 2014.

The Company sponsors and contributes to a supplemental executive retirement plan (“SERP”) for certain employees. This deferred compensation plan was established pursuant to Section 409A of the Internal Revenue Code. The SERP is an unfunded plan maintained for the purpose of providing deferred compensation for certain employees. This plan allows certain employees to annually elect to defer a portion of their compensation, on a pre-tax basis, until their retirement or a specified date. The benefit to be provided is based on the amount of compensation deferred. The Company makes cash matching contributions and earnings on deferrals. Compensation expense under this program was $2.4, $2.1 and $1.8 in 2016, 2015 and 2014, respectively.

The Company and its subsidiaries participate in government-sponsored programs in certain foreign countries. The Company funds these plans based on legal requirements, tax considerations, local practices and investment opportunities.

11.STOCKHOLDERS' EQUITY

Earnings Per Share - Basic net earnings per common share is computed using the weighted average of common shares outstanding during the year. Diluted net earnings per common share reflects the potential dilution from assumed conversion of unvested restricted stock using the treasury stock method. When the effect of the outstanding unvested restricted stock is anti-dilutive, it is not included in the calculation of diluted earnings per common share. For the years ended December 31, 2016, 2015 and 2014, restricted stock of approximately 0.2, 0.6, and 0.1 million shares, respectively, was excluded from the determination of diluted earnings per common share because the effect would have been anti-dilutive.

The following table sets forth the computation of basic and diluted net earnings per share for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014
Numerator: Net earnings	$311.1	$285.7	$104.3
Denominator:
Denominator for basic earnings per share - Weighted average shares (in millions)	100.4	104.0	104.0
Effect of dilutive securities (in millions)	0.5	0.5	0.5
Denominator for diluted earnings per share - Adjusted weighted average shares (in millions)	100.9	104.5	104.5
Basic net earnings per share:
Net earnings per share from continuing operations	$3.10	$2.75	$0.55
Net earnings per share from discontinued operations	—	—	0.45
Basic net earnings per share	$3.10	$2.75	$1.00
Diluted net earnings per share:
Net earnings per share from continuing operations	$3.08	$2.73	$0.55
Net earnings per share from discontinued operations	—	—	0.45
Diluted net earnings per share	$3.08	$2.73	$1.00

Long-Term Incentive Plan - The Company has a Long-Term Incentive Plan under which the Company’s Compensation Committee may grant stock options, stock appreciation rights, restricted stock, restricted stock units or other forms of equity based or equity related awards.

During 2016, 2015 and 2014, the Company granted restricted stock to certain members of the Company’s Board of Directors and management. Restricted stock grants vest over periods ranging from three to four years and are granted at the discretion of the Compensation Committee of the Board of Directors. Certain awards also vest upon attainment of performance goals. Compensation cost is recorded on a straight-line basis over the vesting term of the shares based on the grant date value using the closing trading price. Share based compensation of $35.2, $28.7 and $28.1 was recorded during 2016, 2015, and 2014, respectively. Unrecognized compensation cost related to these grants was $75.5, $71.1, and $59.9 at December 31, 2016, 2015, and 2014, respectively.

The following table summarizes shares of restricted stock awards that were granted, vested, forfeited and outstanding:

	December 31, 2016			December 31, 2015
			Weighted			Weighted
		Weighted	Average		Weighted	Average
		Average	Remaining		Average	Remaining
	Shares	Grant Date	Vesting Period	Shares	Grant Date	Vesting Period
	(in thousands)	Fair Value	(in years)	(in thousands)	Fair Value	(in years)

Outstanding, beginning of period	1,522	$51.97	2.74	1,545	$49.03	2.65
Shares granted	176	41.77	—	727	51.45	—
Shares vested	(564)	49.82	—	(587)	44.07	—
Shares forfeited	(108)	49.05	—	(163)	51.14	—
Outstanding, end of period	1,026	51.84	2.26	1,522	51.97	2.74

During the years ended December 31, 2016, 2015 and 2014, the Company granted 6,242, 7,146 and 16,148 units of deferred restricted stock pursuant to the Deferred Compensation Plan. During the year ended December 31, 2016, no deferred restricted stock units were forfeited. As of December 31, 2016, the weighted average remaining vesting period for the 16,165 outstanding deferred restricted stock units was 2.26 years.

During the years ended December 31, 2016 and 2015, the Company granted 486,746 and 243,840 units of time and performance based restricted stock. During the year ended December 31, 2016, 1,889 restricted stock units were forfeited. As of December 31, 2016, the weighted average remaining vesting period for the 688,973 outstanding restricted stock units was 3.07 years.

No stock options were outstanding during the three years ended December 31, 2016. During the year ended December 31, 2014, 29,750 stock options were exercised with an aggregate intrinsic value of $2.0 determined as of the date of option exercise.

12.EMPLOYEE STOCK PURCHASE PLAN

The Company has established a qualified Employee Stock Purchase Plan, the terms of which allow for qualified employees (as defined in the plan) to participate in the purchase of designated shares of the Company's common stock at a price equal to 85% of the closing price on the last business day of each semi-annual stock purchase period. The Company issued approximately 116,000, 141,000 and 98,000 shares of common stock during the years ended December 31, 2016, 2015 and 2014, respectively, pursuant to this plan at a weighted average price per share of $44.76, $41.03 and $72.51, respectively. Shares issued during 2014 were purchased prior to the Spin-Off.

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

The following table presents revenues and other financial information by reportable segment:

	Year Ended December 31, 2016
	Commercial	Business
	Aircraft	Jet	Consolidated
Revenues	$2,344.0	$588.9	$2,932.9
Operating earnings(1)	429.5	77.1	506.6
Total assets(2)	2,350.1	1,020.0	3,370.1
Goodwill	367.8	430.9	798.7
Capital expenditures(3)	66.6	14.2	80.8
Depreciation and amortization(3)	60.3	23.3	83.6

	Year Ended December 31, 2015
	Commercial	Business
	Aircraft	Jet	Consolidated
Revenues	$2,098.3	$631.3	$2,729.6
Operating earnings(1)	367.5	84.8	452.3
Total assets(2)	2,120.5	1,020.4	3,140.9
Goodwill	372.6	440.6	813.2
Capital expenditures(3)	61.7	18.8	80.5
Depreciation and amortization(3)	63.1	22.2	85.3

	Year Ended December 31, 2014
	Commercial	Business
	Aircraft	Jet	Consolidated
Revenues	$2,058.9	$540.1	$2,599.0
Operating earnings excluding KLX corporate allocations (1)	356.3	50.0	406.3
KLX corporate allocations			(22.3)
Operating earnings			384.0
Total assets(2)	2,129.5	1,043.6	3,173.1
Goodwill	379.8	460.6	840.4
Capital expenditures(3)
Continuing operations	102.8	28.8	131.6
Discontinued operations			124.0
Total capital expenditures			255.6
Depreciation and amortization(3)
Continuing operations	63.4	17.4	80.8
Discontinued operations			61.5
Total depreciation and amortization			142.3

(1)

Operating earnings includes an allocation of corporate IT costs, employee benefits and general and administrative costs based on the proportion of each segment’s systems users, number of employees and sales, respectively.

(2)

Corporate assets (including cash and cash equivalents) of $405.0, $322.2 and $324.9 at December 31, 2016, 2015 and 2014, respectively, have been allocated to the above segments in a manner consistent with our corporate expense allocations.

(3)	Corporate capital expenditures and depreciation and amortization have been allocated to the above segments in a manner consistent with our corporate expense allocations.

Geographic Information

The Company operates principally in three geographic areas, the United States, Europe (primarily the United Kingdom) and emerging markets, such as Asia, Pacific Rim, and the Middle East. There were no significant transfers among geographic areas during these periods. Revenues from the United Kingdom were $720.2, $749.5, and $734.7 for the years ended December 31, 2016, 2015, and 2014, respectively, and assets from the Philippines were $669.0 and $527.6 as of December 31, 2016 and 2015, respectively.

The following table presents revenues and operating earnings based on the originating location for the years ended December 31, 2016, 2015 and 2014. Additionally, it presents all identifiable assets related to the operations in each geographic area as of December 31, 2016 and 2015:

	Year Ended December 31,
	2016	2015	2014
Revenues:
Domestic	$1,722.0	$1,619.3	$1,552.8
Foreign	1,210.9	1,110.3	1,046.2
	$2,932.9	$2,729.6	$2,599.0

Operating earnings:
Domestic	$238.6	$177.6	$147.2
Foreign	268.0	274.7	236.8
	$506.6	$452.3	$384.0

	December 31,
	2016	2015
Identifiable assets:
Domestic	$1,846.8	$1,781.8
Foreign	1,523.3	1,359.1
	$3,370.1	$3,140.9

Revenues by geographic area, based on destination, for the years ended December 31, 2016, 2015, and 2014 were as follows:

	Year Ended December 31,
	2016		2015		2014
		% of		% of		% of
	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues
U.S.	$1,131.8	38.6%	$966.3	35.4%	$859.1	33.1%
Europe	663.2	22.6%	663.5	24.3%	684.6	26.3%
Asia, Pacific Rim, Middle East and other	1,137.9	38.8%	1,099.8	40.3%	1,055.3	40.6%
	$2,932.9	100.0%	$2,729.6	100.0%	$2,599.0	100.0%

Export revenues from the United States to customers in foreign countries amounted to $857.7, $880.8 and $863.4 in the years ended December 31, 2016, 2015 and 2014, respectively. Revenues from transactions with other operating segments were $43.0, $24.4, and $24.5 for the years ended December 31, 2016, 2015, and 2014, respectively.

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

The carrying amounts of cash and cash equivalents (which the Company classifies as Level 1 assets), accounts receivable-trade, and accounts payable represent their respective fair values due to their short-term nature. There was no debt outstanding under the Revolving Credit Facility as of December 31, 2016 or December 31, 2015. The carrying value of the Term Loan Facility approximates fair value based upon observable market data (which the Company classifies as Level 2).

The fair value information presented herein is based on pertinent information available to management at December 31, 2016 and 2015, respectively. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since those dates, and current estimates of fair value may differ significantly from the amounts presented herein.

15.RESTRUCTURING AND OTHER CHARGES

During 2016, the Company recognized charges totaling $4.8 related to its business restructuring program. The charges reflect costs associated with workforce reductions and facility consolidations which were substantially completed by the end of 2016.

During 2015, the Company recognized charges totaling $49.0 in connection with its 2015 cost reduction program. The charges reflect costs associated with facilities consolidation, product rationalization, workforce reductions and program discontinuance. The charges are included in the amounts and descriptions below, as appropriate.  The Company expects the cost reduction initiatives to offset inflationary pressures on wages, occupancy and infrastructure costs. The majority of the activities related to the cost reduction program have been completed by the end of 2016 and future charges are not expected to be material.

The following table presents the liability balance and activity related to 2015 restructuring and other charges:

	Facility Consolidations	Employee Severance	Program Discontinuance and other	Total
Original Accrual	$30.2	$6.9	$11.9	$49.0
Disposals and Other Non-cash Charges	(15.7)	(0.6)	(11.9)	(28.2)
Cash Paid	(5.3)	(4.1)	-	(9.4)
Balance at December 31, 2015	$9.2	$2.2	$-	$11.4
Disposals and Other Non-cash Charges	(1.1)	(1.3)	-	(2.4)
Cash Paid	(4.5)	(0.9)	-	(5.4)
Balance at December 31, 2016	$3.6	$-	$-	$3.6

The following table presents the pretax distribution of total 2015 restructuring and other charges by classification in the consolidated statement of earnings and comprehensive income for the year ended December 31, 2015:

Cost of Sales	$15.3
Selling, general and administrative	28.8
Research, development and engineering	4.9
$49.0

The following table presents the pretax impact of total restructuring and other charges(1) by segment for the year ended December 31, 2015:

Commercial aircraft	$29.3
Business jet	19.7
$49.0

(1)	Corporate cost reduction and other charges have been allocated to the above segments in a manner consistent with our corporate expense allocations.

16.SELECTED QUARTERLY DATA (Unaudited)

Selected unaudited financial data for each quarter of the last two fiscal years is presented in the tables below.

	Year Ended December 31, 2016
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Revenues	$716.7	$753.1	$732.7	$730.4
Cost of sales	436.6	447.8	457.5	457.6
Gross profit	280.1	305.3	275.2	272.8
Net earnings	82.6	84.8	83.3	60.4
Basic net earnings per share(1)	0.82	0.85	0.83	0.60
Diluted net earnings per share(1)	0.81	0.84	0.83	0.60

	Year Ended December 31, 2015
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Revenues	$690.0	$700.6	$679.8	$659.2
Cost of sales	401.6	420.1	424.4	396.4
Gross profit	288.4	280.5	255.4	262.8
Net earnings	77.6	78.9	45.8	83.4
Basic net earnings per share(1)	0.74	0.76	0.44	0.81
Diluted net earnings per share(1)	0.74	0.75	0.44	0.81

(1)	Net earnings per share are computed individually for each quarter presented. Therefore, the sum of the quarterly net earnings per share may not necessarily equal the total for the year.

17.PENDING ROCKWELL COLLINS TRANSACTION

On October 23, 2016, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Rockwell Collins, Inc., a Delaware corporation (“Rockwell Collins”), and Quarterback Merger Sub Corp. (“Merger Sub”), a Delaware corporation and a wholly owned subsidiary of Rockwell Collins.  Upon the terms and subject to the conditions set forth in the Merger Agreement, at the closing, Merger Sub will merge with and into the Company, with the Company surviving (the “Surviving Corporation”) as a direct or indirect wholly owned subsidiary of Rockwell Collins (the “Merger” and, together with the other transactions contemplated by the Merger Agreement, collectively the “Transaction”).

At the effective time of the Merger (the “Effective Time”), each share of common stock, par value $0.01 per share, of the Company (“B/E Aerospace Common Stock”) issued and outstanding immediately prior to the Effective Time (other than shares B/E Aerospace Common Stock (i) held by the Company as treasury stock, (ii) held, directly or indirectly, by Rockwell Collins or Merger Sub immediately prior to the Effective Time or (iii) that are outstanding immediately prior to the Effective Time and that are held by any person who is entitled to demand, and properly demands, appraisal of such shares pursuant to, and who complies in all respects with, Section 262 of the Delaware General Corporation Law), will be converted into the right to receive the merger consideration (the “Merger Consideration”) from Rockwell Collins, which will consist of (x) $34.10 per share in cash, without interest, and (y) a number of validly issued, fully paid and non-assessable shares of common stock, par value $0.01 per share, of Rockwell Collins (“Rockwell Collins Common Stock”) equal to $27.90, subject to a two-way 7.5% collar as described in the Merger Agreement.

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

SCHEDULE II ‑ VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

(In millions)

	Balance At Beginning of Period	Expenses	Other (1)	Write-Offs/ Disposals	Balance At End of Period
Deducted From Assets:
Allowance for doubtful accounts:
Year Ended December 31, 2016	$6.3	$0.8	$(0.2)	$(0.8)	$6.1
Year Ended December 31, 2015	5.4	7.2	(0.1)	(6.2)	6.3
Year Ended December 31, 2014	10.4	9.6	(13.0)	(1.6)	5.4

Reserve for obsolete inventories:
Year Ended December 31, 2016	$49.6	$46.0	$—	$(16.3)	$79.3
Year Ended December 31, 2015	50.8	18.1	—	(19.3)	49.6
Year Ended December 31, 2014	64.4	25.1	(30.3)	(8.4)	50.8

Deferred tax asset valuation allowance:
Year Ended December 31, 2016	$17.1	$—	$6.9	$—	$24.0
Year Ended December 31, 2015	12.9	—	4.2	—	17.1
Year Ended December 31, 2014	31.1	—	(18.2)	—	12.9

(1)	Primarily related to the Spin-Off of KLX and acquisitions.