Form 10-K/A
period 2016-12-31
B/E AEROSPACE INC
filed 2017-04-13
CIK 861361

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

Yes [ ] No [X]

The aggregate market value of the registrant’s voting stock held by non-affiliates was approximately $4,968 million on June 30, 2016 based on the closing sales price of the registrant’s common stock as reported on the NASDAQ Global Select Market as of such date, which is the last business day of the registrant’s most recently completed second fiscal quarter. Shares of common stock held by executive officers and directors have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not a determination for any other purpose. The number of shares of the registrant’s common stock, $.01 par value, outstanding as of April 5, 2017 was 101,466,507 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

B/E Aerospace, Inc. (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2016, as originally filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2017 (the “Original Form 10-K”), to add information required in Part III of its Annual Report on Form 10-K because a definitive proxy statement containing such information may not be filed within 120 days after the end of the fiscal year covered by the Form 10-K. The reference on the cover of the Original Form 10-K to the incorporation by reference to portions of its definitive proxy statement into Part III of the Original Form 10-K is hereby deleted. In addition, Item 15(b) of Part IV is being amended solely to add as exhibits certain new certifications in accordance with Rule 13a-14(a) promulgated by the SEC under the Securities Exchange Act of 1934, as amended.

Except as described above, no other changes have been made to the Original Form 10-K. This Amendment No. 1 continues to speak as of the date of the Original Form 10-K and the Company has not updated the disclosure herein to reflect any events that occurred at a later date other than as expressly stated herein. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Form 10-K and with the Company’s filings made with the SEC subsequent to the filing of the Original Form 10-K.

B/E Aerospace - 2016 Form 10-K/A	2

PART III

ITEM 10.            DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

Based solely on a review of the copies of reports furnished to us and, with respect to our directors and such officers, written representations that no other reports were required, with respect to the year ended December 31, 2016, all Section 16(a) filing requirements applicable to our directors, such officers, and greater-than-ten percent beneficial owners were complied with.

ITEM 11.            EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

Directors who are employees of the Company receive no additional compensation for serving on the Board of Directors of the Company (“Board”).  In 2016, non-employee directors received an annual base cash retainer of $100,000.  In addition, the chairs of our Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee each received additional annual cash retainers of $35,000, $35,000 and $10,000, respectively, and the remaining members of the Audit Committee and Compensation Committee each received additional annual cash retainers of $12,500.  All cash payments collectively (“Cash Retainer”) were made quarterly in arrears.  We do not pay any additional fees for attendance at Board or Committee meetings.

Non-employee directors also received an annual grant of restricted stock with a fair market value of $57,000 (determined as of the date of grant) during 2016 pursuant to our B/E Aerospace, Inc. 2005 Long-Term Incentive Plan (“LTIP”).  The awards vest in equal amounts on each of the first, second, third and fourth anniversaries of the date of grant provided the director remains in continuous service through the applicable vesting period.

In 2016, we also contributed $33,000 of stock on behalf of each non-employee director to our B/E Aerospace, Inc. Amended and Restated Non-Employee Directors Stock and Deferred Compensation Plan (“NEDSDCP”).  This amount is included as deferred share units under the plan and is fully vested.  Directors may also elect, as appropriate, to defer up to 100% of their Cash Retainer under the plan.  The deferred compensation is held in a share unit or cash account under the plan until the termination of the director’s service and is distributed in a lump sum or in up to ten annual installments, as elected by the director.  The directors are fully vested in the deferred shares at all times but have no voting rights as stockholders until distribution.  In the event of a change of control (as defined in the plan), the accounts under the plan will be distributed to the directors the earlier of the first day of the month immediately following the date of the change of control, or as soon as administratively practical thereafter.

We reimburse our non-employee directors for reasonable business and travel expenses incurred in connection with their service on the Board.  In addition, non-employee directors are eligible to participate in our health and business travel accident insurance program on the same terms and conditions as employees generally.  We do not provide our directors with any other perquisites or special benefits for their service on our Board.

Director compensation is recommended by the Compensation Committee and approved by the entire Board.

Our Board established stock ownership guidelines for our named executive officers (“NEOs”) and non-employee directors.  Under these guidelines, directors are required to own shares of the Company’s common stock with a market value of at least three times their annual cash retainers.  Progress toward meeting the guidelines is reviewed by the Compensation

B/E Aerospace - 2016 Form 10-K/A	3

Committee annually.  At December 31, 2016, all then-current members of our Board and all NEOs were in compliance or making significant progress towards complying with such guidelines.

The following table summarizes the compensation earned by our non-employee directors in 2016:

Compensation of Directors
Name	Cash Retainer(1)	Stock Awards(2)	All Other Compensation	Total
Richard G. Hamermesh	$147,500	$90,091	–	$237,591
Jonathan M. Schofield	$126,563	$98,550	–	$225,113
John T. Whates	$135,000	$90,091	–	$225,091
David J. Anderson	–	$202,932	–	$202,932
Mary M. VanDeWeghe	–	$202,932	–	$202,932
James F. Albaugh	$112,500	$90,137	–	$202,637

(1)          Includes all cash retainers earned by our non-employee directors or deferred as cash pursuant to the NEDSDCP at the director’s election but excludes amounts deferred as stock units into the NEDSDCP.

(2)          The amounts reported in the Stock Awards column represent the aggregate full grant date fair value of (i) the annual restricted stock awards under the LTIP; (ii) the deferred shares allocated to each director’s account under the NEDSDCP calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“FASB ASC 718”) (without any reduction for risk of forfeiture); and (iii) cash retainers earned and deferred as stock units into the NEDSDCP. For more information about our adoption of FASB ASC 718 and how we value stock-based awards (including assumptions made in such valuation), refer to Note 1 and Note 11 to our audited financial statements for the fiscal year ended December 31, 2016, included in our annual report on Form 10-K filed with the SEC on February 28, 2017. Amounts exclude shares acquired in lieu of cash dividends associated with prior stock awards.

As of December 31, 2016, the aggregate number of outstanding deferred shares and unvested restricted stock awards held by each non-employee director was as follows:

Outstanding Deferred Shares and Unvested Restricted Stock Awards
Name	Deferred Shares (#)	Unvested Stock Awards (#)
Richard G. Hamermesh	12,871	2,687
Jonathan M. Schofield	12,112	2,687
John T. Whates	3,600	2,688
David J. Anderson	7,608	1,908
Mary M. VanDeWeghe	7,098	1,908
James F. Albaugh	1,473	1,908

B/E Aerospace - 2016 Form 10-K/A	4

COMPENSATION DISCUSSION AND ANALYSIS

Introduction

Our executive compensation programs have consistently aligned with our exceptional performance as an industry leader that strives to excel on the measures of growth, profitability and total stockholder return.

Our Named Executive Officers (NEOs)
Amin J. Khoury	Executive Chairman
Werner Lieberherr	President and Chief Executive Officer (President & CEO)
Joseph T. Lower	Vice President and Chief Financial Officer
Sean J. Cromie	Vice President and General Manager – Commercial Aircraft Segment
Tommy G. Plant	Vice President and General Manager – Business Jet Segment
Ryan M. Patch	Vice President – Law, General Counsel, Secretary and Chief Compliance Officer

Say on Pay

We regularly meet with our stockholders to discuss business topics, seek feedback on our performance, and address other matters such as executive compensation. In 2016, we spoke with our largest stockholders, in total aggregating more than 50% of our outstanding shares. This was accomplished through a series of meetings and one-on-one discussions. In addition, the Compensation Committee retained Pearl Meyer, a leading independent compensation consulting firm, to ensure that our approach to executive compensation continues to effectively balance competitive market practices, stockholder expectations, best-practice governance standards and our business strategy.  With the benefit of this input and feedback, we made significant improvements to our compensation program for 2016.  This resulted in a favorable vote regarding say-on-pay at our 2016 shareholder meeting with slightly greater than 90% of the shares voted in support of our compensation program.

Merger with Rockwell Collins

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

Exceptional Financial Performance

We believe our executive compensation is well aligned with and reflects our strong performance in 2016 in which revenues of $2.9 billion increased 7.4 percent, adjusted operating earnings or earnings before interest and taxes (“EBIT”) of $529 million, or 18.0 percent of sales, increased 5.4%, adjusted earnings per share (“EPS”) of $3.28 per share increased 8.3%, and adjusted free cash flow from operations was $277.0 million or 83.7 percent of adjusted net earnings.* These results exceeded our original plan for 2016 in the key measures of revenue, EBIT, EPS and free cash flow.  As comparison, our initial public guidance for 2016 was revenue growth of 1 percent to 2 percent above prior year, EPS of $3.15 to $3.20 and free cash flow conversion of 75% of net earnings.  As indicated, our performance far exceeded initial expectations for the year and reflected strong performance from our Commercial Aircraft Segment and disciplined cost and capital management across the enterprise.

In addition, 2016 bookings were approximately $3.3 billion and the book-to-bill ratio was 1.1 to 1 and backlog, as of December 31, 2016, increased approximately $300 million, as compared with December 31, 2015, to approximately $3.5 billion, while awarded but unbooked backlog was approximately $5.6 billion.  Total backlog, both booked, and awarded but unbooked, was approximately $9.1 billion.

2016 was a very successful year as compared not only to our own targets but to our Peer Group as well.  Our performance against our Peer Group exceeded the 75th percentile for the key measures of revenue growth, EBIT margin,

B/E Aerospace - 2016 Form 10-K/A	5

EPS growth, return on assets (“ROA”) and return on invested capital (“ROIC”). To the extent practical, we have adjusted the peer group’s results to exclude any extraordinary charges or one-time events.

*The Company’s 2016 results exclude $21.9 million of costs associated with the Rockwell Collins merger transaction and restructuring activities. 2016 free cash flow excludes $51.0 million of cash expenditures related to the Rockwell Collins merger transaction and restructuring costs as well as the 2016 annual incentive which was paid in December 2016, rather than in the first quarter of 2017, as part of the Transaction. 2015 results exclude $49.0 million of costs associated with our third quarter 2015 cost reduction program.

B/E Aerospace - 2016 Form 10-K/A	6

THE ELEMENTS OF 2016 COMPENSATION

Compensation Overview

Our executive compensation program is composed of base salary and annual and long-term incentives as summarized below:

Element	Description
Base Salary	Provides a competitive level of pay that reflects the executive’s experience, role and responsibilities.
Annual Incentives	Performance-based incentive which rewards individual, business segment and overall corporate results for the most recently completed fiscal year.
Long-Term Incentives (LTI)

Provides meaningful performance-based incentives for management to execute on longer-term financial and strategic growth goals that drive stockholder value and support the Company’s retention strategy.

Base Salary

We provide each of our NEOs with a competitive annual base salary.  Each year, in determining any adjustments to base salaries, the Compensation Committee considers the relative importance of each position, the competitive marketplace, including the annual compensation analysis prepared by an outside consultant, and the individual’s performance. In 2016, base salary increases for our NEOs, exclusive of increases associated with promotions and changes in responsibilities, were approximately 3% of their 2015 base salaries.

Annual Incentives

Annual incentives reward both the achievement of short-term financial goals, as well as the execution of activities to advance our strategic and operational priorities, which support near-term financial performance and long-term strategic objectives.  Below is a summary of the annual incentive plan structure, including metrics and weightings.

Annual Incentive Plan Structure
Weighting	Performance Objectives	Metrics
EBIT Margin (33 1/3% weighting)
70%	Financial Metrics	EPS Growth (33 1/3% weighting)
ROIC (33 1/3% weighting)
30%	Strategic and Operational Initiatives

Examples of strategic and operational initiatives include, but are not limited to:

•         Successful capture of identified new business campaigns, continuing our track record of winning critical new awards with leading airlines, leasing companies and aircraft OEMs;

•         Development and launch of new product offerings to extend our market leading position based upon innovation and differentiation;

•         Execution of specified cost reduction programs based on lower costs and improved operational efficiencies, aggressive supply chain management initiatives, continued low cost country sourcing and reduction of non-production related spending;

•         Implementation of key operating initiatives, including enterprise wide activities such as our ERP roll-out to improve operational effectiveness; and

•         Successful execution of our capital deployment plan consistent with our stockholder discussions while ensuring continued financial flexibility to achieve our strategic, operational and financial objectives.

B/E Aerospace - 2016 Form 10-K/A	7

The Financial Metric portion of the annual incentives is determined by the achievement of the performance metrics set at the beginning of the year and as compared with our Peer Group on a relative basis, with the exception of EPS growth which is based upon performance versus our annual financial plan. The schedule below sets forth the annual incentives to be paid as a percentage of target (which was set at the 50th percentile of our Peer Group). Performance below or above target will result in an award ranging from 0% to a maximum of 200% of target.

Annual Incentive Plan Financial Performance & Payout Ranges
Performance Level	Range of Payout*
Below 80% of Target	0% payout
From 80% to 100% of Target	50% to 100% payout
From 100% to 120% of Target	100% to 200% payout
Above 120% of Target	200% payout (capped)
* Performance between 80% and 100% achievement and 100% and 120% achievement is interpolated between the end points identified above.

Financial Performance Objectives.  The financial performance metrics upon which our NEOs’ performance-based incentive awards are determined are directly linked to the key drivers of our business: growth, operating efficiency and return on capital. These metrics are also meaningful to investors and consistent with their feedback. Our financial performance in 2016 exceeded each of the targets for 2016 which is highlighted below. As compared to our peer group, our performance was substantially higher than the 50th percentile with the measures for EBIT margin and ROIC well above the 75th percentile and the measure of EPS growth at the 68th percentile.

Company Financial Targets and Performance
Financial Metric	Weighting	2016 Target(1)	2016 B/E Performance(2)	Percentage of Target Achieved	Performance vs. Peer Percentile
EBIT Margin	33 1/3%	11.8%	18.0%	153%	75th+
EPS Growth	33 1/3%	4.0%	8.3%	208%	68th
ROIC	33 1/3%	9.5%	18.4%	194%	75th+

(1)         Target for EBIT Margin and ROIC was based upon the 50th percentile performance for the peer group for the year 2016. The EPS growth target was based upon the Company’s financial plan for 2016.

(2)         The Company’s 2016 performance excludes $21.9 million of costs associated with the Transaction and restructuring activities.

Consistent with this strong financial performance, our stock price increased by almost 20% from the beginning of 2016 to October 21, the trading day before the Merger announcement. Our stock was one of the best performing stocks in our industry leading up to the Merger announcement with our approximately 20% return far exceeding the approximately 5% average improvement from our peer group over the same period of time.

Strategic & Operational Initiatives.  The strategic and operational initiatives are evaluated based upon demonstrated performance against the pre-determined objectives with a maximum payout of 150% of target. The Compensation Committee approved targets for both 100% payout and 150% payout at the beginning of the year.  As indicated below, the Company achieved the objectives for 150% payout.  In addition, The Compensation Committee took into account the significant time and effort that the NEOs contributed to support the successful negotiation of the Merger Agreement with Rockwell Collins that is expected to generate significant value for our stockholders.

Objectives to achieve 100% payout:

•                  Secured new business awards that far exceeded target,

•                  Effectively executed identified site consolidations and product line transfers to lower cost production environments to achieve financial and operating objectives,

•                  Aggressively managed supplier base and non-production related spending to reduce costs and achieve more than $35 million of annual savings, and

B/E Aerospace - 2016 Form 10-K/A	8

•                  Executed capital structure plan to efficiently return capital to shareholders via dividends and share repurchases while ensuring continued adequate capital availability to meet all strategic, operational and financial objectives.

Additional objectives to achieve 150% payout:

•                  Successfully launched new twin-aisle economy class seating platform with marquee customer,

•                  Reduced cost of quality (“CoQ”) by 10 basis points as a percent of sales, and

•                  Continued the successful ERP rollout to include new deployments at the Kilkeel and Lenexa facilities that were only suspended due to the Merger.

Annual Incentive Awards for 2016.  Based on the financial and strategic achievements, on December 6, 2016, the Compensation Committee approved the following annual incentive awards with such award amounts subject to a limitation to ensure compliance with Section 162(m) of the Code.

2016 Annual Incentive Awards
Name	Target Bonus as a Percentage of Base Salary	Target Bonus ($)	Award Amount ($)
Amin Khoury	175%	$1,670,918	$3,091,197
Werner Lieberherr	125%	$1,308,885	$2,421,438
Joseph T. Lower	80%	$381,924	$706,559
Sean J. Cromie	75%	$360,351	$666,650
Tommy G. Plant	75%	$301,275	$557,359
Ryan M. Patch	70%	$373,895	$691,705

Long-Term Incentives

On October 21, 2016, the Compensation Committee approved grants of restricted stock units to our NEOs, as well as other participants, which were awarded effective November 15, 2016.  The number of restricted stock units comprising each award granted is equal to the dollar value of such award approved by our Compensation Committee, divided by the closing price of our common stock as quoted on the NASDAQ Global Select Market on the date of grant.

Vesting Schedules.  50% of the annual LTI award to each NEO is subject to time-based vesting and 50% of the annual LTI award is subject to performance-based vesting.  The time-based portion of the award vests ratably over a period of three years starting on the first anniversary of the date of grant.  With respect to the performance-based component, the Company will be evaluated based upon its performance against its Peer Group over a three-year measurement period.  The metrics utilized reflect critical business performance indicators and address the key measures our stockholders identified.  The metrics for the 2016 award were: EBIT margin, EPS growth, ROA, and ROIC.  Vesting of the performance-based portion of the award is subject to the Company’s performance relative to our Peer Group over a three-year measurement period.

LTI Plan Structure
Weighting	Equity Vehicles	Metrics
50%	Performance-Based Restricted Stock Units: Earned and vest based on the achievement of financial metrics relative to our Peer Group over a three-year performance period	EBIT Margin (25% weighting)
EPS Growth (25% weighting)
ROA (25% weighting)
ROIC (25% weighting)
50%	Time-Based Restricted Stock Units: Vest in equal one-third increments, annually, until becoming fully vested on the third anniversary of the grant date	Time passage

B/E Aerospace - 2016 Form 10-K/A	9

The amount of the award earned is based on performance relative to peer performance on the four key metrics (EBIT margin, EPS growth, ROA, and ROIC).

LTI Performance & Payout Ranges
Percentile Ranking	Range of Payout*
Below 25th Percentile	0% payout
From 25th to 50th Percentile	50% to 100% payout
From 50th to 75th Percentile	100% to 200% payout
Above 75th Percentile	200% payout (capped)
* Performance between the 25th and 50th percentiles and 50th and 75th percentiles is interpolated between the end points identified above.

LTI Award Grants for 2016.  The Compensation Committee granted on November 15, 2016, the following awards.

LTI Target Performance & Time-Based Award
	Target		Award
Name	Performance- Based(1)	Time-Based(1)	Performance- Based RSUs (#)(2)	Time-Based RSUs (#)(3)	Grant Date Fair Value ($)(4)
Amin Khoury	163%	163%	26,235	26,236	3,103,135
Werner Lieberherr	190%	190%	33,641	33,641	3,979,057
Joseph T. Lower	170%	170%	13,723	13,724	1,623,216
Sean J. Cromie	85%	85%	6,906	6,906	816,842
Tommy G. Plant	85%	85%	5,774	5,774	682,949
Ryan M. Patch	78%	78%	7,000	7,000	827,960

(1)  Amounts are rounded to the nearest whole number

(2)     Dependent on the achievement of financial metrics relative to our Peer Group over a three-year performance period.

(3)     Vest in equal one-third increments, annually, until becoming fully vested on the third anniversary of the grant date.

(4)     Full grant date fair value of performance-based and time-based restricted stock units as recognized under U.S. generally accepted accounting principles. The fair value was calculated using the closing price of our common stock on the grant date.

Treatment in Connection with the Merger.  Upon consummation of the Merger, all unvested LTI awards held by the NEOs (other than the restricted stock units granted on November 15, 2016 to Messrs. Lieberherr, Cromie and Plant) will vest (with performance conditions deemed to be satisfied at 200% of target) and will be cancelled and converted into the right to receive a lump sum cash payment equal to the product of the Merger Consideration and the number of shares of Company common stock subject to the LTI award. The Merger Consideration to be paid in cash per each B/E Aerospace RSU is an amount equal to the sum of $34.10 and .3101 of a share of Rockwell Collins common stock.

The restricted stock units granted On November 15, 2016 to Mr. Lieberherr will, upon the consummation of the Merger, be converted to a cash amount (with performance conditions deemed to be satisfied at 200% of target) payable on the first anniversary of the consummation of the Merger, provided that Mr. Lieberherr has not resigned from his position at Rockwell Collins without “good reason” (as defined in his employment agreement with Rockwell Collins).  The restricted stock units granted on November 15, 2016 to Messrs. Cromie and Plant will, upon consummation of the Merger, be assumed by Rockwell Collins and converted into restricted stock units covering shares of Rockwell Collins common stock with performance-based restricted stock units of the Company converting to time-based restricted stock units of Rockwell Collins based on achievement of performance-based vesting conditions at 100% of target level.

B/E Aerospace - 2016 Form 10-K/A	10

External Benchmarking

Our Compensation Committee performs annual reviews of our performance and the contributions of our NEOs to ensure that our executive compensation program rewards the achievement of our financial objectives and the execution of our business strategy.  To ensure our executive compensation program is competitive within the market and aligned with market best practices, the Compensation Committee retains Pearl Meyer, an independent consultant, to provide benchmarking data and analysis.  We believe our executive compensation program is reasonable and provides appropriate incentives to our executives to achieve our corporate objectives without encouraging them to take excessive risks for short-term gains in their business decisions.

Our Peer Group

In consultation with Pearl Meyer, the Compensation Committee selected the companies listed below for our Peer Group on the basis that (i) as compared to our Company, they were within a reasonable range for revenue size and equity market capitalization; and (ii) they had executive positions comparable to those at our Company which required a similar set of management skills and experience.  The median annual revenues of our Peer Group were approximately $2.7 billion; our revenues for the year ended December 31, 2016 were approximately $2.9 billion.  The Compensation Committee, together with Pearl Meyer, reviews our Peer Group each year.

•                  AAR Corp.

•                  Crane Co.

•                  Curtiss-Wright Corporation

•                  Esterline Technologies Corporation

•                  Harris Corporation

•                  Hexcel Corporation

•                  Huntington Ingalls Industries, Inc.

•                  Moog, Inc.

•                  Orbital ATK, Inc.

•                  Rockwell Collins, Inc.

•                  Spirit AeroSystems Holdings, Inc.

•                  Teledyne Technologies Incorporated

•                  Terex Corporation

•                  TransDigm Group Incorporated

•                  Triumph Group, Inc.

•                  Wesco Aircraft Holdings, Inc.

Comparative Financial Performance Exceeded 75th Percentile

The Compensation Committee reviews our performance against our Peer Group across key financial metrics such as revenue growth, EBIT margin, EPS growth, ROA and ROIC.  Utilizing third party data sources, our Committee reviewed our performance in 2016 versus our peers and noted that we exceeded the 75th percentile for the key measures of revenue growth, EBIT margin, ROA and ROIC.

B/E Aerospace - 2016 Form 10-K/A	11

OTHER BENEFITS

Retirement Benefits

All of our NEOs were eligible to participate in our qualified 401(k) defined contribution plan in 2016.  Pursuant to this plan, we match 100% of the first 3% and 50% of the next 2% of compensation contributed by employees up to $10,600.  In addition, we provide Messrs. Khoury and Lieberherr with the following payments:

•                  In lieu of retirement benefits under a prior more generous plan (excluding the Company’s 401(k) defined contribution plan), we provide Mr. Khoury with an aggregate payment equal to 100% of his base salary, paid on a quarterly basis in arrears into the B/E Aerospace, Inc. 2010 Deferred Compensation Plan, as amended (the Deferred Compensation Plan).  Each retirement contribution to the Deferred Compensation Plan will vest in full on the date of contribution.

•                  In lieu of retirement benefits (excluding the Company’s 401(k) defined contribution plan), we provide Mr. Lieberherr with an aggregate payment equal to 20% of his base salary paid annually into the Deferred Compensation Plan.  This benefit was increased to include a monthly contribution equal to 7.5% of his monthly salary upon Mr. Lieberherr being appointed Co-Chief Executive Officer on January 1, 2014. All retirement contributions to the Deferred Compensation Plan made on and after January 1, 2016 vest in full on the date of contribution.

Nonqualified Deferred Compensation Plan

The Company adopted the Deferred Compensation Plan in 2010.  The Deferred Compensation Plan is a nonqualified deferred executive compensation plan pursuant to which certain senior executives of the Company (as selected by the Compensation Committee) are eligible to defer a portion of their base salary, annual incentives and LTI awards.  Each of our NEOs was eligible to participate in the Deferred Compensation Plan.  We may make a matching contribution equal to 100% of the participant’s deferrals under the Deferred Compensation Plan up to a maximum of 7.5% of the participant’s total base salary and annual incentives.  Matching contributions vest in equal installments on January 15th of each of the three years succeeding the year in which the contribution is made.  In addition, an executive will fully vest in all matching contributions upon (i) meeting the requirements of a retirement, (ii) a termination of employment by the Company without cause, (iii) death, (iv) a change in control of the Company or (v) meeting the requirements of a disability.  For 2016, we made matching contributions on January 17, 2017 for NEOs other than Messrs. Khoury and Lieberherr in an aggregate amount of $325,545. Messrs. Khoury and Lieberherr are not eligible for matching contributions due to the retirement benefits described above.  Details regarding 2016 contributions to the plan are set forth under the section Nonqualified Deferred Compensation.

STOCK OWNERSHIP/PROHIBITED TRANSACTIONS IN COMPANY SECURITIES

Our Board established stock ownership guidelines for our NEOs and non-employee directors.  Under these guidelines, our NEOs and members of the Board are required to own shares of the Company’s common stock, with a market value of at least a specified multiple of their base salary or annual base cash retainer, as applicable, within five years from their election to the Board or appointment as a NEO, or as may otherwise be determined by our Board.  The specified multiples under the guidelines are five times base salary for the Executive Chairman and the President & CEO, three and one-half times base salary for all other NEOs and three times the annual base cash retainers for members of our Board.  Progress toward meeting the guidelines is reviewed by the Compensation Committee annually.  As of December 31, 2016, all then-current members of our Board and all NEOs were in compliance or making significant progress towards complying with such guidelines.

The Compensation Committee considers all shares held by a director or NEO toward meeting the ownership requirements including:  shares owned outright (including in family trusts and those held by a spouse), time-vested restricted shares, shares or share equivalents held in our 401(k) plan or a deferred compensation plan and shares in our employee stock purchase plan.  Unearned performance shares are not included toward meeting the guidelines.

B/E Aerospace - 2016 Form 10-K/A	12

ANTI-HEDGING POLICY

Our directors and executive officers are prohibited from engaging in short sales of Company securities.  Our officers and directors are also prohibited from selling or purchasing puts or calls, or otherwise trading in, writing options on, or engaging in other hedging activities with respect to Company securities.

COMPENSATION RISKS

In 2016, management and the Compensation Committee assessed the Company’s compensation policies and practices and determined that our policies and practices do not create risks that are reasonably likely to have a material adverse effect on the Company.  In reaching this conclusion we primarily considered the following factors.

NEOs receive a mix of base salary, annual incentive and LTI awards as compensation.  The annual incentives paid in cash to our NEOs in 2016 ranged from 25% to 43% of Total Direct Compensation (“TDC”) while stock-based compensation, both time- and performance-based, ranged from 40% to 58% of TDC.  We do not believe the amount of cash incentives earned by our NEOs would incentivize management to take excessive risks for short-term gains.

Equity-based awards are designed to align the long-term interests of executive officers and stockholders.  The performance portion of our LTI awards vests based on performance metrics over a three-year period and the time-based portion of the LTI awards vests over a three-year period.  Due to these vesting periods, we do not believe that our LTI awards incentivize executive officers to take excessive risks for short-term gains.

•                  To align long-term interests of executive officers and our stockholders and to ensure an owner-oriented culture, we adopted executive stock ownership guidelines that require our NEOs to hold a significant amount of our common stock.

•                  To further align the long-term interests of our executives and our stockholders, we adopted an anti-hedging policy which provides that no insider, including NEOs and members of our Board, may engage in short sales of Company securities.  Also, selling or purchasing puts or calls or otherwise trading in or writing options on Company securities by officers and directors is prohibited.

•                  With the assistance of an independent compensation consultant, the Compensation Committee reviews and approves the targeted annual compensation opportunity and type of compensation available for each executive officer.

•                  As part of this review, the Compensation Committee compares the targeted and actual total compensation of each NEO with their counterparts within the Company’s Peer Group.

On an annual basis, our executive officers provide a certification that they have complied with our Code of Business Conduct.  In addition, the Company regularly reviews its code of conduct and our other corporate policies with all employees.

We do not have employees who are compensated based on taking significant risks with the Company’s capital.

COMPENSATION RECOUPMENT POLICY

In the event of a material restatement of the Company’s financial results, the Board will review the facts and circumstances that led to the requirement for the restatement and may take such actions, if any, as it deems necessary or appropriate in its discretion.  The Board will consider whether any executive officer received cash incentive compensation based on the original financial statements because it appeared he or she had achieved financial performance targets which in fact were not achieved based on the restatement.  The Board also will consider the accountability of any executive officer whose acts or omissions were responsible in whole or in part for the events that led to the restatement and whether such acts or omissions constituted misconduct.

The actions, if any, that the Board may in its discretion elect to take against a particular executive officer, depending on all the facts and circumstances as determined during their review, could include (i) the recoupment of all or part of any bonus or other cash incentive compensation paid to the executive officer that was based upon the achievement of financial results that were subsequently restated and/or (ii) the pursuit of other available remedies.

B/E Aerospace - 2016 Form 10-K/A	13

TAX AND ACCOUNTING CONSIDERATIONS

Section 162(m) of the Code generally limits to $1 million the U.S. federal tax deductibility of compensation paid in one year to certain executives.  Performance-based compensation is not subject to the limits on deductibility of Section 162(m), provided such compensation meets certain requirements, including stockholder approval of material terms of compensation.  To the extent it determines to be reasonably practicable and consistent with the Company’s other compensation objectives the Company will provide our NEOs with executive compensation programs that will preserve tax deductibility.  The Compensation Committee believes, however, that stockholder interests are best served by not restricting its discretion and flexibility in structuring executive compensation programs, even though such programs may result in certain non-deductible compensation expenses.

To the extent that any compensation paid to our NEOs constitutes a deferral of compensation within the meaning of Section 409A of the Code, the Compensation Committee intends to cause the award to comply with the requirements of Section 409A and to avoid the imposition of penalty taxes and interest upon the participant receiving the award.

The Compensation Committee also takes accounting considerations, including the impact of FASB ASC 718, Compensation — Stock Compensation, into account in structuring executive compensation programs and determining the form and amount of compensation awarded.

REPORT OF THE COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis for the year ended December 31, 2016 with management.  Based on the review and discussion, the Compensation Committee has recommended to the Board that the Compensation Discussion and Analysis be included in this Amendment No. 1.

Respectfully submitted,

The Compensation Committee

John T. Whates
Jonathan M. Schofield
Richard G. Hamermesh
James F. Albaugh

B/E Aerospace - 2016 Form 10-K/A	14

SUMMARY COMPENSATION TABLE

The following table sets forth information concerning the total compensation paid to each of our NEOs in 2016, 2015 and 2014.  The amounts reported in the “Stock Awards” column reflect the previous executive compensation program design which included restricted stock awarded during a year based upon prior year performance (i.e., restricted stock awards granted in February 2015 for 2014 performance are included under “Stock Awards” for 2015).  The current executive compensation program does not include such awards and as such, NEOs did not receive comparable restricted stock awards in February 2016 or 2017 for performance in 2015 or 2016.

Summary Compensation Table
Name and Principal Position	Year	Salary	Stock Awards(1)	Non-Equity Incentive Plan Compensation(2)	All Other Compensation	Total
Amin J. Khoury(3) Executive Chairman of the Board of Directors	2016	$940,905	$3,103,135	$3,091,197	$1,102,905	$8,238,142
	2015	$917,377	$5,414,664	$1,622,250	$1,218,637	$9,172,928
	2014	$1,353,870	$5,857,201	$2,401,863	$6,031,072	$15,644,006
Werner Lieberherr(4) President and Chief Executive Officer	2016	$1,031,859	$3,979,057	$2,421,438	$334,382	$7,766,736
	2015	$1,006,056	$5,442,403	$1,626,576	$366,867	$8,441,902
	2014	$949,757	$3,589,799	$1,579,200	$321,311	$6,440,067
Joseph T. Lower(5) Vice President and Chief Financial Officer	2016	$470,452	$1,623,216	$706,559	$158,781	$2,959,008
	2015	$458,689	$1,650,951	$463,500	$144,528	$2,717,668
	2014	$51,923	$3,600,104	$1,075,015	$47,175	$4,774,217
Sean J. Cromie(6) Vice President and General Manager Commercial Aircraft Segment	2016	$477,059	$816,842	$666,650	$137,852	$2,098,403
	2015	$459,478	$1,200,664	$419,827	$97,076	$2,177,045
	2014	$448,106	$769,898	$407,599	$89,670	$1,715,273
Tommy G. Plant(7) Vice President and General Manager Business Jet Segment	2016	$395,850	$682,949	$557,359	$106,148	$1,742,306
	2015	$369,165	$978,981	$351,000	$70,556	$1,769,702
	2014	$337,000	$415,985	$315,900	$59,368	$1,128,253
Ryan M. Patch(8) Vice President — Law, General Counsel, Secretary and Chief Compliance Officer	2016	$526,356	$827,960	$691,705	$164,541	$2,210,562
	2015	$513,195	$1,256,935	$466,720	$146,502	$2,383,352
	2014	$498,158	$855,996	$453,126	$142,125	$1,949,405

(1)          The amounts reported in the “Stock Awards” column reflect the previous executive compensation program design which included restricted stock awarded during a year based upon prior year performance (i.e., restricted stock awards granted in February 2015 for 2014 performance are included under “Stock Awards” for 2015).  The current executive compensation program eliminated such awards and as such, NEOs did not receive comparable restricted stock awards after 2015.  Further, the amounts reported in the “Stock Awards” column represent the aggregate full grant date fair value of the restricted stock awards and, with respect to the November 2015 and November 2016 grants, restricted stock units, calculated in accordance with FASB ASC 718 (without any reduction for risk of forfeiture).  For more information about our adoption of FASB ASC 718 and how we value stock-based awards (including assumptions made in such valuation), refer to Note 1 and Note 11 to our audited financial statements for the fiscal year ended December 31, 2016, included in our annual report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2017.  For the performance-based restricted stock awards granted under the previous executive compensation program, the grant date value is based upon the probable outcome of the performance metrics.  If the highest level of performance payout were achieved, the value of the performance-based restricted stock award as of the grant date for restricted stock awards would represent 25% of the total restricted stock award.  For the performance-based restricted stock unit awards granted under the new executive compensation program, the grant date value is based upon meeting the 50th percentile target when compared to our Peer Group, resulting in 100% payout.  Actual payout for the performance awards can range from 0% to 200%.  Whether, and to what extent, a NEO realizes value with respect to restricted stock awards or restricted stock units will depend on our actual

B/E Aerospace - 2016 Form 10-K/A	15

operating performance, stock price fluctuations and the NEO’s continued employment. Upon consummation of the Merger, all unvested restricted stock awards held by the NEOs (other than the restricted stock units granted on November 15, 2016 to Messrs. Lieberherr, Cromie and Plant) will vest (with performance conditions deemed to be satisfied at 200% of target) and will be cancelled and converted into the right to receive a lump sum cash payment equal to the product of the merger consideration and the number of shares of Company common stock subject to the restricted stock award. See Part III, Item 11. “Compensation Discussion and Analysis-Long Term Incentives-Treatment in Connection with the Merger.”

(2)          All annual cash bonuses paid to our NEOs under the annual incentive plan are reflected in the “Non-Equity Incentive Plan Compensation” column of this table.  The amounts shown represent the annual incentive payments earned by our NEOs under our annual incentive plan.

(3)          With respect to Mr. Khoury, the amount reported for 2016, 2015, and 2014 as “All Other Compensation” includes $940,905, $913,500, and $5,635,082 respectively, for our annual payments in lieu of retirement benefits; $33,746, $134,573, and $228,800, respectively, representing the aggregate incremental cost to us for his personal use of the Company aircraft; $70,588, $87,965, and $113,037, respectively, for estate planning; $10,600, $10,600, and $10,400, for Company contributions to our 401(k) Plan; $5,984, $8,834, and $6,499, respectively, representing payments under our executive medical plan; and $41,082, $63,165, and $37,254, respectively, relating to an automobile and insurance provided by the Company.

(4)          With respect to Mr. Lieberherr, the amount reported for 2016, 2015, and 2014 as All Other Compensation includes $280,711, $272,535, and $248,219, respectively for our annual payments in lieu of retirement benefits; $10,600, $10,600, and $10,400, respectively, for Company contributions to our 401(k) Plan; $25,731, $30,073, and $14,517, respectively, representing payments under our executive medical plan; and an additional amount relating to an automobile allowance and estate planning.

(5)          With respect to Mr. Lower, the amount reported for 2016, 2015 and 2014 as All Other Compensation includes $10,600, $10,600, and $1,523, respectively for contributions to our 401(k) Plan; $5,725, $99,996, and $45,652 for reimbursement of relocation expenses; $3,699 for reimbursement of COBRA expenses in 2015; $21,925 representing payments under our executive medical plan in 2016; and an amount relating to an automobile allowance, the personal use of the Company aircraft and estate planning.  The company implemented a deferred executive compensation plan in 2010 and we made a matching contribution under this plan for Mr. Lower for 2016 of $88,276.

(6)          With respect to Mr. Cromie, the amount reported for 2016, 2015, and 2014 as All Other Compensation includes $10,600, $10,600, and $10,400, respectively, for Company’s contributions to our 401(k) Plan; $28,274, $5,768, and $1,892, respectively, representing payments under our executive medical plan; and an additional amount relating to an automobile allowance.  The Company implemented a deferred executive compensation plan in 2010 and we made a matching contribution under this plan for Mr. Cromie for 2016 of $85,778.

(7)          With respect to Mr. Plant, the amount reported for 2016, 2015 and 2014 as All Other Compensation includes $10,600, $10,600, and $10,400, respectively, for Company’s contributions to our 401(k) Plan; $10,857 for payments under our executive medical plan in 2016; and an amount relating to an automobile allowance. The Company implemented a deferred executive compensation plan in 2010 and we made a matching contribution under this plan for Mr. Plant for 2016 of $71,491.

(8)          With respect to Mr. Patch, the amount reported for 2016, 2015, and 2014 as All Other Compensation includes $10,600, $10,600, and $10,400, respectively, for contributions to the Company’s 401(k) Plan; $49,373, $47,411, and $47,179 respectively, representing payments under our executive medical plan; and an additional amount relating to an automobile allowance and reimbursement of relocation expenses.  The Company implemented a deferred executive compensation plan in 2010 and we made a matching contribution under this plan for Mr. Patch for 2016 of $80,000.

B/E Aerospace - 2016 Form 10-K/A	16

GRANTS OF PLAN BASED AWARDS DURING 2016

The following table sets forth information concerning incentive awards made to our NEOs in 2016.  Awards consisted of restricted stock, restricted stock units and annual incentive awards under our annual incentive plan as described in detail in our “Compensation Discussion and Analysis.”

Grants of Plan Based Awards During 2016
		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(3)			All Other Stock Awards	Grant Date Fair Value of Stock Awards
	Grant Date	Threshold	Target	Maximum	Threshold	Target	Maximum
Name		($)(2)	($)	($)	(#)	(#)	(#)	(#)(4)	($)(5)
Amin J. Khoury	1/1/2016	–	$1,670,918	$3,091,197	–	–	–	–	–
	11/15/2016	–	–	–	–	–	–	26,236	$1,551,597
	11/15/2016	–	–	–	13,118	26,235	52,470	–	$1,551,538
Werner Lieberherr	1/1/2016	–	$1,308,885	$2,421,438	–	–	–	–	–
	11/15/2016	–	–	–	–	–	–	33,641	$1,989,529
	11/15/2016	–	–	–	16,821	33,641	67,282	–	$1,989,529
Joseph T. Lower	1/1/2016	–	$381,294	$706,559	–	–	–	–	–
	11/15/2016	–	–	–	–	–	–	13,724	$811,637
	11/15/2016	–	–	–	6,862	13,723	27,446	–	$811,578
Sean J. Cromie	1/1/2016	–	$360,351	$666,650	–	–	–	–	–
	11/15/2016	–	–	–	–	–	–	6,906	$408,421
	11/15/2016	–	–	–	3,453	6,906	13,812	–	$408,421
Tommy G. Plant	1/1/2016	–	$301,275	$557,359	–	–	–	–	–
	11/15/2016	–	–	–	–	–	–	5,774	$341,474
	11/15/2016	–	–	–	2,887	5,774	11,548	–	$341,474
Ryan M. Patch	1/1/2016	–	$373,895	$691,705	–	–	–	–	–
	11/15/2016	–	–	–	–	–	–	7,000	$413,980
	11/15/2016	–	–	–	3,500	7,000	14,000	–	$413,980

(1)          The amounts shown represent the range of annual incentives opportunities for each NEO under our 2016 annual incentive plan.  Effective January 1, 2013, we modified our annual incentive plan such that cash bonuses would not exceed certain percentages of base salaries, with the excess of any amount that otherwise would have been awarded absent the limitation on cash bonuses to be instead awarded in the form of restricted shares, which vest over a four-year period.  This practice of granting these additional restricted stock awards was eliminated as part of our new executive compensation program described herein.

(2)          Because the amount of Non-Equity Incentive Plan awards is determined on the basis of a NEO’s contributions to the success of a segment or the Company, as applicable, no specific threshold can be determined.

(3)          The amounts shown represent restricted stock units that are subject to performance criteria and have not yet been earned.  The number of restricted stock units granted is equal to the dollar value approved by our Compensation Committee divided by the closing price of our common stock on the date of grant, rounded to the nearest whole number of units.  Performance from the 25th percentile to the 50th percentile will result in 50% – 100% of the target number of shares being earned.  Performance from the 50th to the 75th percentiles will result in 100% – 200% of the target number of shares being earned, and performance above the 75th percentile will result in 200% of the target number of shares being earned.  Shares earned will be linearly interpolated for performance between 25th and the 75th percentiles.  The threshold for these performance-based shares is the 25th percentile, as this is the lowest amount of shares that can be earned (unless performance is at a level that would result in zero shares being earned). Upon consummation of the Merger, all unvested restricted stock awards and restricted stock unit awards held by the NEOs (other than the restricted stock units granted on November 15, 2016 to Messrs. Lieberherr, Cromie and Plant) will vest (with performance conditions deemed to be satisfied at 200% of target) and will be cancelled and converted into the right to receive a lump sum cash

B/E Aerospace - 2016 Form 10-K/A	17

payment equal to the product of the merger consideration and the number of shares of Company common stock subject to the restricted stock award. See Part III, Item 11. “Compensation Discussion and Analysis-Long Term Incentives-Treatment in Connection with the Merger.”

(4)          These awards are subject to time-based vesting only.  The number of shares of restricted stock units granted is equal to the dollar value approved by our Compensation Committee divided by the closing price of our common stock on the date of grant.  The November 2016 grant vests ratably over three years provided the executive is employed or, as to Mr. Amin J. Khoury, is providing consulting services on the applicable vesting date. Upon consummation of the Merger, all unvested equity awards held by the NEOs (other than the restricted stock units granted on November 15, 2016 to Messrs. Lieberherr, Cromie and Plant) will vest and will be cancelled and converted into the right to receive a lump sum cash payment equal to the product of the merger consideration and the number of shares of Company common stock subject to the restricted stock award. See Part III, Item 11. “Compensation Discussion and Analysis-Long Term Incentives-Treatment in Connection with the Merger.”

(5)          The amounts shown represent the aggregate grant date fair value of the long-term incentive awards calculated in accordance with FASB ASC 718 (without any reduction for risk of forfeiture).  For more information about our adoption of FASB ASC 718 and how we value stock-based awards (including assumptions made in such valuation), refer to Note 1 and Note 11 to our audited financial statements for the fiscal year ended December 31, 2016, included in our annual report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2017.  For the performance-based restricted stock units, the grant date value is based upon the 50th percentile target outcome of the performance metrics, which measure the Company’s performance versus the performance of its peers over a three year measurement period as described more fully in the “Compensation Discussion and Analysis” above.

B/E Aerospace - 2016 Form 10-K/A	18

2016 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table provides information concerning outstanding equity awards held by each NEO as of December 31, 2016, which includes unvested shares of restricted stock and restricted stock units.

2016 Outstanding Equity Awards at Fiscal Year-End
Name	Grant Date	Number of Shares or Units of Stock That Have Not Vested(1) (#)	Market Value of Shares or Units of Stock That Have Not Vested(2) ($)	Equity Incentive Plan Awards: Number of Unearned Shares or Units of Stock That Have Not Vested(3) (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares or Units of Stock That Have Not Vested(2) ($)
Amin J. Khoury	11/15/2016	26,236	$1,579,145	26,235	$1,579,085
	11/15/2015	22,695	$1,366,012	34,042	$2,048,988
	2/19/2015	28,138	$1,693,626	–	–
	11/15/2014	39,086	$2,352,586	–	–
	2/12/2014	13,112	$789,211	–	–
	12/15/2013	16,505	$993,436	–	–
Werner Lieberherr	11/15/2016	33,641	$2,024,852	33,641	$2,024,852
	11/15/2015	29,101	$1,751,589	43,651	$2,627,354
	2/19/2015	18,501	$1,113,575	–	-
	11/15/2014	25,397	$1,528,645	–	-
	2/12/2014	6,665	$401,166	–	-
	12/15/2013	6,885	$414,408	–	-
Joseph T. Lower	11/15/2016	13,724	$826,048	13,723	$825,987
	11/15/2015	11,871	$714,515	17,807	$1,071,803
	2/19/2015	879	$52,907	–	-
	11/1/2014	25,949	$1,561,870	–	-
Sean J. Cromie	11/15/2016	6,906	$415,672	6,906	$415,672
	11/15/2015	5,974	$359,575	8,961	$539,363
	2/19/2015	4,775	$287,407	–	-
	11/15/2014	4,498	$270,735	–	-
	2/12/2014	2,332	$140,363	–	-
	12/15/2013	2,334	$140,483	–	-
Tommy G. Plant	11/15/2016	5,774	$347,537	5,774	$347,537
	11/15/2015	4,994	$300,589	7,492	$450,943
	2/19/2015	3,701	$222,763	–	-
	11/15/2014	2,853	$171,722	–	-
	2/12/2014	858	$51,643	–	-
	12/15/2013	1,201	$72,288	–	-
Ryan M. Patch	11/15/2016	7,000	$421,330	7,000	$421,330
	11/15/2015	6,055	$364,450	9,082	$546,646
	2/19/2015	5,308	$319,489	–	-
	11/15/2014	5,001	$301,010	–	-
	2/12/2014	2,591	$155,952	–	-
	12/15/2013	2,195	$132,117	–	-

(1)          The November 2015 and November 2016 annual restricted stock unit awards are subject to 50% time-based vesting and 50% performance-based vesting.  The November 2014 and December 2013 annual restricted stock awards are subject to 75% time-based vesting and 25% performance-based vesting.  The time-based portion of all awards vests ratably over three years provided the executive is employed or, as to Mr. Amin J. Khoury, is providing consulting services on the applicable vesting date, with the exception of the awards granted in February 2015 and February 2014 which vest ratably over a four-year period.  The performance-

B/E Aerospace - 2016 Form 10-K/A	19

based portions of the November 2014 and December 2013 awards vest subject to the Company achieving the annual return on equity targets established by the Compensation Committee, and vests four years from the date of grant, subject to the following conditions:  (i) if the Company achieves 90% or more of the target, 100% of the total performance-based awards; (ii) if the Company achieves between 85% and 90% of the three-year average target, 50% of the performance-based awards will vest; (iii) if the Company achieves between 80% and 85% of the target, a portion of the performance-based component of the award will vest as determined on the basis of linear interpolation; and (iv) if the Company achieves less than 80% of target no portion of the award will vest.  The equity awards were adjusted to account for the dilutive effects of the spin-off.  The total number of shares subject to such awards reflects these adjustments.  The performance-based portion was delivered at the maximum performance, subject to forfeiture based on performance results. Upon consummation of the Merger, all unvested restricted stock awards or restricted stock unit awards held by the NEOs (other than the restricted stock units granted on November 15, 2016 to Messrs. Lieberherr, Cromie and Plant) will vest (with performance conditions deemed to be satisfied at 200% of target) and will be cancelled and converted into the right to receive a lump sum cash payment equal to the product of the merger consideration and the number of shares of Company common stock subject to the restricted stock award. See Part III, Item 11. “Compensation Discussion and Analysis-Long Term Incentives-Treatment in Connection with the Merger.”

(2)          The market value of unvested shares is based on the closing share price of $60.19, which was the closing price of our common stock as quoted on the NASDAQ Global Select Market on December 31, 2016.

(3)          50% of the November 2015 and November 2016 awards are subject to performance-based vesting based upon the following criteria:  (i) if the Company achieves performance below the 25th percentile relative to its Peer Group over the three-year performance period, none of these shares will be earned; (ii) performance from the 25th percentile to the 50th percentile will result in 50% - 100% of the target number of shares being earned; (iii) performance from the 50th to the 75th percentile will result in 100% - 200% of the target number of shares being earned; and (iv) performance above the 75th percentile will result in 200% of the target number of shares being earned.  Shares earned will be linearly interpolated for performance between 25th and 75th percentiles. Upon consummation of the Merger, all unvested equity awards held by the NEOs (other than the restricted stock units granted on November 15, 2016 to Messrs. Lieberherr, Cromie and Plant) will vest (with performance conditions deemed to be satisfied at 200% of target) and will be cancelled and converted into the right to receive a lump sum cash payment equal to the product of the merger consideration and the number of shares of Company common stock subject to the restricted stock award. See Part III, Item 11. “Compensation Discussion and Analysis-Long Term Incentives-Treatment in Connection with the Merger.”

B/E Aerospace - 2016 Form 10-K/A	20

STOCK VESTED DURING 2016

The following table provides information concerning vesting of common stock awards held by each NEO during 2016. No options were outstanding in 2016.

Stock Vested During 2016
Name	Number of Shares Acquired on Vesting(1) (#)	Value Realized on Vesting(2) ($)
Amin J. Khoury	90,468	$5,232,950
Werner Lieberherr	54,940	$3,169,207
Joseph T. Lower	26,615	$1,599,047
Sean J. Cromie	14,130	$810,033
Tommy G. Plant	8,483	$480,631
Ryan M. Patch	14,411	$821,106

(1)   Represents the shares of restricted stock that vested during 2016. The equity awards were adjusted to account for the dilutive effects of the spin-off. The table reflects these adjustments.

(2)    Represents the number of shares of restricted stock that vested during 2016 multiplied by the closing price of our common stock as reported on the NASDAQ Global Select Market on the applicable vesting date. In addition, this number includes any dividends associated with shares of restricted stock that vested during 2016.

FISCAL 2016 DEFERRED COMPENSATION

The Deferred Compensation Plan is a nonqualified deferred executive compensation plan pursuant to which certain senior executives of the Company (as selected by the Compensation Committee) are eligible to defer a portion of their base salary, cash bonus and equity-based awards.

A deferral election must be made prior to the beginning of the calendar year in which deferral occurs.  Each of our NEOs is eligible to participate in the plan.  We may make a matching contribution equal to 100% of the participant’s deferrals under the Deferred Compensation Plan up to a maximum of 7.5% of the participant’s total base salary and annual cash bonus.  Matching contributions vest in equal installments on January 15th of each of the three years succeeding the year in which the contribution is made.  In addition, an executive will fully vest in all matching contributions upon:  (i) meeting the requirements of a retirement, (ii) a termination of employment by the Company without cause, (iii) death, (iv) a change in control of the Company or (v) meeting the requirements of a disability.  Messrs. Khoury and Lieberherr are not eligible for matching contributions due to the retirement benefits they receive as described above in the “Compensation Discussion and Analysis.”

The Deferred Compensation Plan is a non-qualified plan under the Code and does not provide for guaranteed returns on plan contributions.  A participant’s deferrals, together with Company matching contributions, are adjusted for earnings or losses measured by the rate of return on the notional investments available under the plan to which participants allocate their accounts.  Participants may change investment elections on any business day.  Distributions are made after termination of employment or on a date, selected by the participant, prior to termination of employment.

During 2016 each of the NEOs (other than Mr. Khoury) elected to defer compensation under the plan and we made matching contributions for these NEOs (other than Mr. Lieberherr) on January 17, 2017 totaling $325,545.

B/E Aerospace - 2016 Form 10-K/A	21

NON QUALIFIED DEFERRED COMPENSATION

Nonqualified Deferred Compensation
Name	Executive Contributions in 2016(1) ($)	Registrant Matching Contributions in 2016(2) ($)	Aggregate Earnings in 2016(3) ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at 12/31/16(4), (5) ($)
Amin J. Khoury	–	–	$4,768	–	$1,859,853
Werner Lieberherr	$761,981	–	$103,620	–	$3,285,366
Joseph T. Lower	$131,241	$70,317	$17,466	–	$254,833
Sean J. Cromie	$258,383	$67,000	$66,795	($50,496)	$948,843
Tommy G. Plant	$179,170	$54,879	$19,898	–	$747,909
Ryan M. Patch	$165,000	$74,783	$121,686	–	$1,134,738

(1)          All executive contributions are included as compensation in the Summary Compensation Table.

(2)          2015 matching contribution under this plan and paid in 2016.

(3)          Earnings on account balances are not included in the Summary Compensation Table.

(4)          Includes current and prior year contributions and earnings.

(5)          With respect to Mr. Khoury and Mr. Lieberherr, the “Aggregate Balance at 12/31/16” includes $940,905 and $280,711, respectively, for the Company’s annual payments made in 2016 in lieu of retirement benefits.

In addition to the 2010 Deferred Compensation Plan, all of our employees, including our NEOs, participate in our qualified 401(k) defined contribution plan.  Pursuant to this plan, we match 100% of the first 3% and 50% of the next 2% of employee contributions up to $10,600.

B/E Aerospace - 2016 Form 10-K/A	22

EMPLOYMENT, SEVERANCE AND CHANGE OF CONTROL AGREEMENTS

Treatment of Restricted Stock Awards

As of January 18, 2017, NEOs of the Company held an aggregate of 218,764 restricted stock awards, which are referred to as Company restricted stock awards, under a Company equity plan. Each unvested Company restricted stock award granted under a Company equity plan prior to the date of the Merger Agreement will vest as a result of the Merger (provided that to the extent that such award is subject to performance conditions, any performance conditions will be deemed to have been satisfied at the maximum level) and such award will be cancelled and converted into the right to receive a lump sum cash payment equal to the product of the merger consideration and the number of shares of Company common stock subject to such Company restricted stock award, with the portion of the merger consideration that consists of shares of Rockwell Collins common stock converted to a lump sum cash payment equal to the product of the applicable number of shares of Rockwell Collins common stock and the stock price of Rockwell Collins common stock, as described in the Merger Agreement.

The following table provides information for the executive officers of the Company as of January 18, 2017, regarding the aggregate number of shares of Company common stock subject to outstanding unvested Company restricted stock awards that will become vested upon consummation of the Merger. The number of shares subject to Company restricted stock awards provided in the following table does not include shares of Company common stock that are beneficially owned by executive officers or shares underlying unvested restricted stock units.

Treatment of Restricted Stock Awards
	Number of B/E Aerospace Shares Underlying Unvested Restricted Stock Awards	Value of Unvested Restricted Stock Awards(1)
Name	(#)	($)
Amin J. Khoury	96,841	$6,004,142
Werner Lieberherr	57,448	$3,561,776
Joseph T. Lower	26,828	$1,663,336
Sean J. Cromie	13,939	$864,218
Tommy G. Plant	8,613	$534,006
Ryan M. Patch	15,095	$935,890

(1)          The value of each share of Company common stock is based upon the per share value of the merger consideration from Rockwell Collins, assuming an exchange ratio of 0.3604. For an explanation of the exchange ratio, please see “The Merger Agreement—Merger Consideration to be Received by B/E Aerospace Stockholders” beginning on page 127 of the Form S-4 (File No. 333-214774) filed by Rockwell Collins, as amended by Amendment No. 1, which was declared effective by the SEC on February 3, 2017.

B/E Aerospace - 2016 Form 10-K/A	23

Treatment of Restricted Stock Units

As of January 18, 2017, NEOs of the Company held an aggregate of 589,919 restricted stock units, which are referred to as Company RSU awards, under the Company equity plans. Each unvested Company RSU award granted under a Company equity plan prior to the date of the Merger Agreement will vest as a result of the Merger (provided that to the extent that such award is subject to performance conditions, any performance conditions will be deemed to have been satisfied at the maximum level, which, in certain cases, is 200% of target) and such award will be cancelled and converted into the right to receive a lump sum cash payment equal to the product of the merger consideration and the number of shares of Company common stock underlying such Company RSU awards. Accordingly, the number of Company RSU awards for which vesting will accelerate set forth in the table below will be greater than the number of RSU awards outstanding as of January 18, 2017.

Consistent with past practice, each of Amin J. Khoury, Joseph T. Lower, and Ryan M. Patch, all of whose employment will terminate upon consummation of the Merger, have been granted on November 15, 2016 Company RSU awards (time- and performance-based), which will vest in full (with performance-based restricted stock units vesting at 200% of target) in the event the Merger is consummated, and each such executive will be entitled to a lump sum cash payment in cancellation of such awards in accordance with the terms of the Merger Agreement. Mr. Lieberherr’s November 2016 Company RSU awards that are outstanding prior to the effective time of the Merger, will be converted to a cash amount (with performance conditions deemed to be satisfied at 200% of target) payable on the first anniversary of the consummation of the Merger, provided that he has not resigned without “good reason” (as defined in his employment agreement with Rockwell Collins, as described below). Pursuant to the transaction bonus agreements between the Company and each of Messrs. Khoury, Lieberherr, Patch, and Lower, if such executive’s employment is terminated prior to the consummation of the Merger due to the executive’s death or disability, by the Company for any reason or by the executive for “good reason” (as defined in the executive’s employment agreement), the executive will be entitled to the immediate full vesting of the executive’s November 2016 Company RSU awards (with performance-based RSUs vesting at 200% of target), with payment to be made upon the consummation of the Merger.

As negotiated as part of the Merger Agreement, each outstanding Company RSU award that is granted by the Company on or following the date of the Merger Agreement other than the RSU awards described in the immediately preceding paragraph, pursuant to the Merger Agreement, will upon the consummation of the Merger be assumed by Rockwell Collins and converted into restricted stock unit awards covering shares of Rockwell Collins common stock with performance-based Company RSU awards converting to time-based restricted stock units of Rockwell Collins based on achievement of performance-based vesting conditions at 100% of target level.

The following table provides information for executive officers of the Company as of January 18, 2017, regarding the aggregate number of shares of Company common stock underlying outstanding unvested Company RSU awards for which vesting will accelerate pursuant to the Merger Agreement.

Treatment of Restricted Stock Units
	Number of B/E Aerospace Shares Underlying Unvested Restricted Stock Units	Value of Unvested Restricted Stock Units
Name	(#)(1)	($)(2)
Amin J. Khoury	169,485	$10,508,070
Werner Lieberherr	217,326	$13,474,212
Joseph T. Lower	88,655	$5,496,610
Sean J. Cromie	37,708	$2,337,896
Tommy G. Plant	31,526	$1,954,612
Ryan M. Patch	45,219	$2,803,578

B/E Aerospace - 2016 Form 10-K/A	24

(1)          Amounts shown in this column represent shares underlying unvested time- and performance-based B/E Aerospace RSU awards. For each B/E Aerospace RSU award subject to performance vesting conditions granted prior to the date of the Merger Agreement, the amounts included in this column represent such award vesting at 200% of target. For each November 2016 B/E Aerospace RSU award subject to performance vesting conditions, the amounts included in this column represent such award vesting at 200% of target for Messrs. Khoury, Lieberherr, Lower, and Patch and 100% of target for Messrs. Cromie and Plant, consistent with past practice.

(2)          The value of each share of Company common stock is based upon the per share value of the merger consideration from Rockwell Collins, assuming an exchange ratio of 0.3604. For an explanation of the exchange ratio, please see “The Merger Agreement—Merger Consideration to be Received by B/E Aerospace Stockholders” beginning on page 127 of the Form S-4 (File No. 333-214774) filed by Rockwell Collins, as amended by Amendment No. 1, which was declared effective by the SEC on February 3, 2017.

Potential Severance Payments in Connection with the Merger

The Company has entered into employment agreements with Amin J. Khoury, Werner Lieberherr, Joseph T. Lower, Sean J. Cromie, Tommy G. Plant, and Ryan M. Patch. The employment agreements for Messrs. Khoury, Lieberherr, Lower, and Patch provide for automatic termination, severance payments, and certain other benefits in connection with a change in control. Conversely, the employment agreements for Messrs. Cromie and Plant provide for certain severance payments in the event of the executive’s involuntary termination of employment in connection with a change in control, but do not provide for automatic termination upon a change in control. The employment agreements generally provide for some variation of termination payments equal to the executive’s salary and certain other forms of compensation payable from the date the executive is terminated until the last valid date of his employment agreement, plus an additional amount equal to a multiple of the executive’s salary and/or other forms of compensation.

In addition, pursuant to the terms of the Merger Agreement, the existing employment agreements of Messrs. Cromie and Plant will be amended to provide for severance payments equal to the greater of (1) two times the executive’s 2017 base salary or (2) the termination payments otherwise provided under the existing terms of the executive’s employment agreement, subject to other terms and conditions discussed below.

Under the terms of Messrs. Khoury, Lieberherr, Lower, and Patch’s employment agreements, upon the executive’s termination, each executive and the Company will execute a mutual waiver and release of claims substantially in the form prescribed by their agreement.

The Merger will constitute a “change in control” under each employment agreement.

The current employment agreements for Messrs. Khoury, Lieberherr, Lower, and Patch first became effective on September 15, 2014, July 29, 2013, October 1, 2014, and July 29, 2013, respectively. The current agreements for Messrs. Cromie and Plant first became effective on May 4, 2012 and February 4, 2013, respectively, and will be amended pursuant to the terms of the Merger Agreement, as described above.

Severance Terms of Employment Agreements with Messrs. Cromie and Plant

Under the terms of his existing employment agreement, if the employment of Mr. Cromie is terminated in connection with the Merger, due to Mr. Cromie’s termination by the Company without “cause” (as defined in his employment agreement), or Mr. Cromie’s resignation on account of a material reduction or change, without Mr. Cromie’s agreement, in his position, location, powers, duties or responsibilities, or due to an elimination or a material reduction of any compensation or material benefit payable pursuant to Mr. Cromie’s existing employment agreement, the Company or its successor will pay Mr. Cromie a lump sum severance payment equal to the sum of the amounts provided below:

•     Mr. Cromie’s salary payable through the remainder of the full employment term, which ends on May 4, 2018; and

•     One times Mr. Cromie’s salary as in effect at the time of his termination.

In addition, Mr. Cromie, his spouse, and his eligible dependents will also be entitled to continued coverage under the Company’s medical, dental, and health plans (except for the executive medical reimbursement plan) generally available to the Company’s executive officers as of the date of Mr. Cromie’s termination on similar terms and conditions as active executives until the earlier of one year from Mr. Cromie’s termination or the date on which he becomes eligible for comparable benefits provided by another party.

B/E Aerospace - 2016 Form 10-K/A	25

Under the terms of his existing employment agreement, Mr. Plant is not entitled to any single- or double-trigger severance payments in connection with the Merger.

In connection with the Merger, the Company will amend the existing employment agreements of Messrs. Cromie and Plant to provide that:

•     The executive will be entitled to the cash retention awards, as described below under “Grants of Retention Awards”; and

•     In the event of the executive’s termination of employment without “cause” (as defined in their employment agreement) or resignation for the mitigating factors described above at or within one year following the Merger, the executive will be entitled to severance payments equal to the greater of (1) two times the executive’s 2017 base salary or (2) the termination payments otherwise provided under the existing terms of the executive’s employment agreement.

Severance Terms of Mr. Khoury’s Employment Agreement

Pursuant to the terms of his employment agreement, Mr. Khoury’s employment will be terminated upon the consummation of the Merger and the Company or its successor will pay Mr. Khoury a lump sum severance payment equal to the sum of the amounts provided below:

•     Any accrued and unpaid salary and benefits through the date of his termination;

•     Any earned but unpaid bonuses payable to Mr. Khoury, as determined by the Compensation Committee, for any fiscal periods of the Company ending prior to the date of Mr. Khoury’s termination; and

•     Payment of $11,870,000, which represents previously vested compensation which Mr. Khoury agreed to defer in connection with the KLX spin-off until the termination of his employment.

In addition, following any termination of his employment, Mr. Khoury and his spouse, for as long as they each may live, will be entitled to (i) all medical, dental, and health benefits available from time to time to the Company’s executive officers and their spouses, respectively, on similar terms and conditions as active employees are receiving on the date of Mr. Khoury’s termination of employment (provided that the level of such benefits is not less than the benefits available to Mr. Khoury on July 1, 2014, including, without limitation, 100% payment for or reimbursement of medical and dental services or costs incurred by Mr. Khoury and his family (i.e., his spouse, his former spouse, his eligible dependents), the cost of which will be fully paid by the Company) and (ii) the benefits available under the Company’s executive medical reimbursement plan as of the date of Mr. Khoury’s termination of employment, but in no event less than those in effect as of July 1, 2014 (the “Post-Employment Benefits”).

Mr. Khoury’s agreement provides that if his employment terminates at any time for any reason other than death or incapacity, the Company will retain him as a consultant for strategic planning, financial planning, and merger and acquisition advice as well as such other services as may be mutually agreed by Mr. Khoury and the Company for a five-year period. During the consulting term, Mr. Khoury is entitled to receive, without limitation, $209,400 in annual consulting fees, an office, a full-time assistant, an automobile allowance, and travel in accordance with the Company’s policy on officer travel. In addition to the compensation, benefits, and perquisites to be provided pursuant to the consulting agreement, Mr. Khoury’s agreement further provides that Mr. Khoury will also be entitled to continue to participate in all employee benefit plans, life insurance plans, disability income plans, incentive compensation plans and other benefit plans, as may be from time to time in effect for executives of the Company generally, plus the Post-Employment Benefits.

If any payments from the Company to Mr. Khoury under the employment agreement or otherwise would be subject to an excise tax under Section 4999 of the U.S. Internal Revenue Code of 1986, as amended, which is referred to as the Code (including any interest or penalties), an accounting firm and a legal advisor to, or other advisor designated by, Mr. Khoury will determine whether to reduce those payments so that they would not be subject to the excise tax. Such payments will be reduced only if doing so would result in greater net after-tax proceeds being received by Mr. Khoury. The Company will pay the expenses of the accounting firm, and will reimburse Mr. Khoury for the fees of his legal or other advisor incurred in connection with such determination and any legal and accounting fees incurred in connection with related disputes.

B/E Aerospace - 2016 Form 10-K/A	26

Severance Terms of Mr. Lieberherr’s Employment Agreement and New Employment Agreement with Rockwell Collins

Pursuant to his existing employment agreement, Mr. Lieberherr’s employment will be terminated as of the consummation of the Merger and the Company or its successor will pay Mr. Lieberherr a lump sum severance payment equal to the sum of the amounts provided below:

•     Any accrued and unpaid salary, automobile allowance, vacation time and benefits through the date of Mr. Lieberherr’s termination;

•     Any earned but unpaid bonuses payable to Mr. Lieberherr, as determined by the Compensation Committee, for any fiscal periods of the Company ending prior to the date of Mr. Lieberherr’s termination;

•     Mr. Lieberherr’s salary and automobile allowance as in effect on the date of his termination payable through the remainder of his full employment term; and

•     One times Mr. Lieberherr’s salary and automobile allowance in effect as of the date of his termination.

In addition, following any termination of his employment other than for cause, Mr. Lieberherr and his spouse, for as long as they each may live, and his eligible dependents, during such eligibility, will be entitled to (i) all medical, dental, and health benefits available from time to time to the Company’s executive officers and their dependents, respectively, on similar terms and conditions as active employees (provided that the level of such benefits is not less than the benefits available to Mr. Lieberherr on July 1, 2013, as well as 100% payment for and reimbursement of all medical and dental services and costs incurred by Mr. Lieberherr and his family, the cost of which will be fully paid by the Company) and (ii) the benefits available under the Company’s executive medical reimbursement plan as of the date of Mr. Lieberherr’s termination of employment, but in no event less than those in effect as of July 1, 2013.

Should a dispute related to the payments due under Mr. Lieberherr’s employment agreement arise in connection with the consummation of the Merger, the Company will pay all associated legal fees.

In connection with the Merger, Mr. Lieberherr also entered into a new employment agreement with Rockwell Collins, which will become effective upon the consummation of the Merger. From and after the effective time of the Merger, Mr. Lieberherr’s new agreement with Rockwell Collins will govern Mr. Lieberherr’s employment with Rockwell Collins. However, under the new employment agreement, Rockwell Collins agrees to honor all the obligations of Mr. Lieberherr’s existing agreement with the Company that continue following the effective time of the Merger (including, without limitation, the benefit continuation, governing law, legal fees, and indemnification provisions of Mr. Lieberherr’s agreement with the Company). The new agreement with Rockwell Collins also provides for the payment of the severance amounts under Mr. Lieberherr’s existing employment agreement pursuant to the terms of such agreement.

Pursuant to the new employment agreement with Rockwell Collins, Mr. Lieberherr will serve as an Executive Vice President of Rockwell Collins and Chief Operating Officer of Rockwell Collins’ aircraft interior systems business unit for an indefinite employment term. Mr. Lieberherr will receive an annual base salary of $875,000, which is subject to upward adjustment by the compensation committee of Rockwell Collins’ Board, and will be eligible to receive an annual incentive target bonus equal to not less than 90% of his base salary. In addition, Mr. Lieberherr will receive an automobile allowance of at least $1,700 per month. Mr. Lieberherr will be eligible to participate in and receive benefits under any life or disability insurance, health, executive medical expense reimbursement, pension, retirement, accident and other benefit plans generally available to the executives of Rockwell Collins. Both during and after the term of his employment with Rockwell Collins, Mr. Lieberherr will continue to receive certain benefits pursuant to his existing employment agreement with the Company (including, without limitation, executive medical, dental, and health plan benefits and executive health reimbursement benefits based on his base salary as in effect prior to the effective time of the Merger).

As soon as practicable after the consummation of the Merger, Rockwell Collins will grant Mr. Lieberherr a $2,000,000 cash retention award, which will vest and become payable in a lump sum on the first anniversary of the effective date of the Merger. In the event Mr. Lieberherr’s employment is terminated by Rockwell Collins without “cause” (as defined in his employment agreement with Rockwell Collins) or he resigns for “good reason” (as defined in his employment agreement with Rockwell Collins), the retention award will vest and be paid in a lump sum on the sixtieth day following the date of his termination, subject to Mr. Lieberherr’s execution and non-revocation of a mutual waiver and release of claims. Commencing in November 2017 and continuing throughout the term of his employment, Mr. Lieberherr will be eligible to participate in any applicable equity compensation program of Rockwell Collins with terms no less favorable than those provided to Rockwell Collins’ other senior executives, provided that the grant date value of annual equity awards granted by Rockwell Collins will have a target value of $1,300,000. Rockwell Collins will also make tax-deferred monthly contributions equal to 7.5% of Mr. Lieberherr’s monthly salary to the Company 2010 Deferred Compensation Plan (which is referred to as the DCP). In addition, on January 1 of each year, Rockwell Collins will make a contribution to the DCP in

B/E Aerospace - 2016 Form 10-K/A	27

an amount equal to 20% of Mr. Lieberherr’s salary in effect at that time. All contributions to the DCP will vest in full on the date of contribution.

Mr. Lieberherr is subject to non-competition and non-solicitation obligations during his employment with Rockwell Collins and for three years thereafter.

Mr. Lieberherr’s employment may be terminated by either himself or Rockwell Collins at any time and for any reason. In the event of the termination of Mr. Lieberherr’s employment due to his death or incapacity, Mr. Lieberherr or his designated beneficiary will receive any accrued and unpaid salary, automobile allowance, vacation time, and benefits through the date of his termination (the “Lieberherr Accrued Amounts”) and any earned but unpaid bonuses payable, as determined by the compensation committee of Rockwell Collins, for any fiscal periods ending prior to the termination. In the event of termination of Mr. Lieberherr’s employment for any reason other than his death or incapacity, Mr. Lieberherr will receive the Lieberherr Accrued Amounts.

Severance Terms of Mr. Lower’s Employment Agreement

Pursuant to his employment agreement, Mr. Lower’s employment will be terminated as of the consummation of the Merger and the Company or its successor will pay Mr. Lower a lump sum severance payment equal to the sum of the amounts provided below:

•     Any accrued and unpaid salary, automobile allowance, vacation time and benefits through the date of Mr. Lower’s termination;

•     Any earned but unpaid bonuses payable to Mr. Lower, as determined by the Compensation Committee, for any fiscal periods of the Company ending prior to the date of Mr. Lower’s termination; and

•     Two times Mr. Lower’s salary and applicable target bonus in effect as of the date of his termination.

If any payments from the Company to Mr. Lower would be subject to an excise tax under Section 4999 of the Code, an accounting firm and a legal or other advisor to Mr. Lower will determine whether to reduce those payments so that they would not be subject to the excise tax. Such payments will be reduced only if doing so would result in greater net after-tax proceeds being received by Mr. Lower. The Company will pay the expenses of the accounting firm, and will reimburse Mr. Lower for the fees of his legal or other advisor.

Severance Terms of Mr. Patch’s Employment Agreement

Pursuant to his employment agreement, Mr. Patch’s employment will be terminated as of the consummation of the Merger and the Company or its successor will pay Mr. Patch a lump sum severance payment equal to the sum of the amounts provided below:

•     Any accrued and unpaid salary, automobile allowance and vacation time through the date of Mr. Patch’s termination;

•     Any earned but unpaid bonuses payable to Mr. Patch, as determined by the Compensation Committee, for any fiscal periods of the Company ending prior to the date of Mr. Patch’s termination;

•     Mr. Patch’s salary and automobile allowance as in effect on the date of his termination payable through the remainder of his full employment term;

•     One times Mr. Patch’s salary and automobile allowance in effect as of the date of his termination; and

•     90% of Mr. Patch’s salary in effect as of the date of his termination.

In addition, following any termination of his employment other than for cause, Mr. Patch, his spouse/domestic partner, and his dependents, for a period of three years from his termination date, will be entitled to (i) all medical, dental, and health benefits available from time to time to the Company’s executive officers on similar terms and conditions as active employees (provided that the level of such benefits is not less than the benefits available to Mr. Patch on July 1, 2013), as well as 100% payment for and reimbursement of medical and dental services and costs incurred by Mr. Patch, his spouse/domestic partner, and his dependents, the cost of which will be fully paid by the Company, and (ii) the benefits available under the Company’s executive medical reimbursement plan as of the date of Mr. Patch’s termination of employment, but in no event less than those in effect as of July 1, 2013.

Should a dispute related to the payments due under Mr. Patch’s employment agreement arise in connection with the consummation of the Merger, the Company will pay all associated legal fees.

B/E Aerospace - 2016 Form 10-K/A	28

If the severance payments and benefits provided under Mr. Patch’s employment agreement would be subject to the excise taxes under Section 409A of the Code, he is also entitled to receive (i) a payment sufficient to cover such excise taxes and (ii) an additional gross-up payment sufficient to pay for the taxes arising as a result of that payment.

Grants of Retention Awards

Pursuant to the Merger Agreement, Rockwell Collins will, upon consummation of the Merger, make grants of Rockwell Collins cash retention awards, which are referred to as parent retention awards, to Messrs. Cromie and Plant with a grant date value equal to 100% of, respectively, Mr. Cromie’s and Mr. Plant’s base salary, 50% of which parent retention awards will vest and be payable on the six-month anniversary of the consummation of the Merger and the remaining 50% on the first anniversary of the consummation of the Merger, subject to continued employment through each vesting date.

Transaction Bonuses

On October 23, 2016, the Company entered into transaction bonus agreements with each of Messrs. Khoury, Lieberherr, Patch and Lower. The transaction bonus agreements provide that, upon consummation of the Merger, Messrs. Khoury, Lieberherr, Patch and Lower will receive transaction bonuses equal to, respectively, $16,531,462, $8,400,000, $1,680,000 and $1,120,000, subject to the executive’s continued employment through the date of the consummation of the Merger. Each executive will be entitled to receive his transaction bonus (contingent on the consummation of the Merger on or before December 31, 2017), if his employment is terminated prior to the consummation of the Merger due to his death or disability, by the Company for any reason or by the executive for “good reason” (as defined in the executive’s employment agreement). In addition, the transaction bonus agreements with Messrs. Lower and Patch include a non-compete covenant covering the period during the executive’s employment and 18 (for Mr. Lower) or 12 (for Mr. Patch) months following the executive’s termination.

To the extent that any payments or benefits under the transaction bonus agreements, in combination with any other severance and change in control payments and benefits, otherwise constitute “parachute payments” then such payments and benefits will be “cut-back” or reduced to the extent necessary, such that no portion of the payments and benefits is subject to the imposition of excise taxes, but only if the net amount of such payment and benefits, as so reduced (and after subtracting any additional taxes due on such reduced payments and benefits) is greater than or equal to the net amount of such payments and benefits without such reduction (but after subtracting the net amount of excise taxes and all additional taxes due on such unreduced payments and benefits).

Quantification of Potential Payments

The severance payments and benefits to each executive officer are set forth below in the “Golden Parachute Compensation” table and assume the closing of the Merger occurred on January 18, 2017, which is the latest practicable date prior to the filing of this Amendment No. 1, and such executive officer’s employment is terminated by the executive officer for “good reason” (as defined in his November 2016 award agreement) or by the surviving corporation without “cause” (as defined in the executive officer’s employment agreement) (which we refer to as a qualifying termination), if applicable, immediately after the closing of the Merger. The calculations assume that severance payments and benefits are provided under the applicable officer’s employment agreement (which, in the case of Mr. Lieberherr, refers to his new employment agreement with Rockwell Collins, and, in the case of Messrs. Cromie and Plant, will be the executives’ employment agreements, as such agreements will be amended in connection with the Merger).

Indemnification and Insurance

The Merger Agreement provides that, for six years following the effective time of the Merger, Rockwell Collins or the surviving corporation will provide current and former directors and officers of the Company with exculpation, indemnification and advancement of expenses no less favorable than currently provided by equivalent provisions of the Company’s certificate of incorporation and the Company’s bylaws as in effect immediately prior to the effective time of the Merger. In addition, prior to the Merger, the Company or Rockwell Collins will cause the surviving corporation as of or after the effective time, to purchase a six-year prepaid policy, with terms, conditions, retentions and limits of liability that are no less favorable than the coverage provided under the Company’s existing policies of directors’ and officers’ liability insurance and fiduciary liability insurance, with respect to matters arising on or before the effective time, including in connection with the Merger Agreement and the transactions contemplated thereby (provided that the Company will not pay, and the surviving corporation will not be required to pay, in excess of 300% of the last annual premium paid by the Company prior to the date of the Merger Agreement in respect of such policy).

B/E Aerospace - 2016 Form 10-K/A	29

Golden Parachute Compensation

The following table sets forth the information required by Item 402(t) of Regulation S-K regarding the compensation for each of the named executive officers, which are referred to as NEOs, of the Company (i) that is based on or otherwise becomes payable immediately prior to, or upon the effectiveness of, the Merger, assuming the closing of the Merger occurred on January 18, 2017, which is the latest practicable date prior to the filing of this Amendment No. 1, (ii) that becomes payable upon the termination of employment of such NEO if such termination is a qualifying termination and occurs immediately after the closing of the Merger, as well as additional amounts payable in connection with the termination or (iii) that otherwise relates to the Merger. In connection with the Merger, Mr. Lieberherr’s existing employment agreement with the Company will be replaced by a new employment agreement with Rockwell Collins, pursuant to which Rockwell Collins will continue to honor all the obligations of Mr. Lieberherr’s existing agreement with the Company that survive following the effective time of the Merger.

The following table does not include any amount that would be payable upon any termination of service that is not in connection with the Merger.

Golden Parachute Compensation
	Cash(1)	Equity(2)	Perquisites/ Benefits(3)	Other	Total
Name	($)	($)	($)	($)	($)
Amin J. Khoury	$16,531,462	$15,854,387	—	–	$32,385,849
Werner Lieberherr	$12,641,232	$16,357,296	$140,465	–	$29,138,993
Joseph T. Lower	$3,029,620	$6,874,703	—	–	$9,904,323
Sean J. Cromie	$1,182,083	$3,074,546	$14,921	–	$4,271,550
Tommy G. Plant	$1,295,277	$2,389,475	—	–	$3,684,752
Ryan M. Patch	$4,350,062	$3,590,492	$90,037	–	$8,030,591

(1)          Amounts shown reflect cash severance payments under the executive’s employment agreement, and any applicable transaction bonuses. For Mr. Khoury, the amount in this column represents a transaction bonus payment equal to $16,531,462. For Mr. Lieberherr, the amount in this column represents a cash severance payment equal to $4,241,232 and a transaction bonus payment equal to $8,400,000. For Mr. Lower, the amount in this column represents a cash severance payment equal to $1,909,620 and a transaction bonus payment equal to $1,120,000. For Mr. Cromie, the amount in this column represents a cash severance payment equal to $1,182,083. For Mr. Plant, the amount in this column represents a cash severance payment equal to $803,400 and payment of a pro-rated annual incentive bonus for 2016, calculated based on actual performance at 185% of target, equal to $491,877. For Mr. Patch, the amount in this column represents a cash severance payment equal to $2,670,062 and a transaction bonus payment equal to $1,680,000. The transaction bonuses included in this column are single-trigger benefits and all other cash amounts included in this column are double-trigger benefits and will be paid upon termination of employment. However, pursuant to the employment agreements of Messrs. Khoury, Lieberherr, Lower and Patch, termination will occur automatically upon consummation of the Merger.

(2)          Amounts shown reflect the value provided in respect of Company restricted stock awards and Company RSU Awards. The amounts in this column are calculated based on a per share value of $59.53, which was the Company’s average closing market price over the first five business days following the first public announcement of the Merger, as required by Item 402(t) of Regulation S-K, multiplied by the number of Company restricted stock awards and Company RSU Awards outstanding on a presumed closing date of January 18, 2017 and that would vest on a double trigger basis at the effective time of the Merger. All amounts included in this column are single-trigger benefits in that they will only be paid upon the consummation of the Merger. For Mr. Khoury, the amount in this column represents payments of $5,764,945 and $10,089,442 for his unvested and accelerated Company restricted stock awards and Company RSU awards, respectively. For Mr. Lieberherr, the amount in this column represents payments of $3,419,879 and $12,937,417 for his unvested and accelerated Company restricted stock awards and Company RSU awards, respectively. For Mr. Lower, the amount in this column represents payments of $1,597,071 and $5,277,632 for his unvested and accelerated Company restricted stock awards and Company RSU awards, respectively. For Mr. Cromie, the amount in this column represents payments of $829,789 and $2,244,757 for his unvested and accelerated Company restricted stock awards and Company RSU awards, respectively. For Mr. Plant, the amount in this column represents payments of $512,732 and $1,876,743 for his unvested and accelerated Company restricted stock awards and Company RSU awards, respectively. For Mr. Patch, the amount in this column represents payments of $898,605 and $2,691,887 for his unvested and accelerated Company restricted stock awards and Company RSU awards, respectively.

B/E Aerospace - 2016 Form 10-K/A	30

(3)          Amounts shown reflect continuation of all medical, dental and health benefits as well as the benefits under the Amended and Restated Medical Care Reimbursement Plan for Executives of the Company, Inc. The amounts associated with the medical, dental and health benefits are calculated using 2016 enrollment rates and severance agreement terms, and represent the value of coverage for one year post-termination. The amounts included in this column are double-trigger benefits and will be paid upon termination of employment. However, pursuant to the employment agreements of Messrs. Lieberherr and Patch, termination will occur automatically upon consummation of the Merger.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table and notes thereto set forth certain information with respect to the beneficial ownership of the Company’s common stock as of April 5, 2017, except as otherwise noted, by: (i) each person who is known to us to beneficially own more than 5% of the outstanding shares of common stock of the Company; (ii) each of the Company’s Executive Chairman, President and Chief Executive Officer, Vice President and Chief Financial Officer, the three other most highly paid executive officers in 2016, (iii) each of the Company’s directors; and (iv) all of the Company’s NEOs and directors as a group. Except as otherwise indicated, each stockholder named below has sole voting and investment power with respect to the shares of common stock beneficially owned:

Common Stock Beneficially Owned
Beneficial Owners	Number of Shares(1)	Percent of Outstanding Shares
BlackRock, Inc. 40 East 52nd Street New York, NY 10022	9,370,250(2)	9.3%
The Vanguard Group 100 Vanguard Blvd. Malvern, PA 19355	7,867,163(3)	7.8%
Amin J. Khoury+*	380,406	**
Werner Lieberherr+	299,334(4)	**
Joseph T. Lower+	146,550	**
Ryan M. Patch+	57,771	**
Sean J. Cromie+	35,078	**
Tommy G. Plant+	32,798	**
Jonathan M. Schofield*	53,379(5)	**
Richard G. Hamermesh*	24,540(6)	**
John T. Whates*	10,146(7)	**
David J. Anderson*	11,781(8)	**
James F. Albaugh*	9,627(9)	**
Mary M. VanDeWeghe*	11,727(10)	**
All Directors and Named Executive Officers as a group (12 Persons)	1,073,137	**

+	Named Executive Officer
*	Director of the Company
**	Less than 1 percent
(1)	As of April 5, 2017, the Company had 100,466,507 shares of common stock outstanding.

B/E Aerospace - 2016 Form 10-K/A	31

(2)

Based on information in the Schedule 13G, as of December 31, 2016, filed on January 19, 2017, BlackRock, Inc. reported beneficial ownership of 9,370,250 shares. Of the 9,370,250 shares beneficially owned, BlackRock, Inc. reported that it had sole voting power over 8,606,497 shares and sole dispositive power over 9,370,250 shares. The Company has not attempted to independently verify any of the foregoing information, which is based solely upon the information contained in the Schedule 13G. The percent of outstanding shares set forth above is based on the number of our shares outstanding as of April 5, 2017.

(3)

Based on information in the Schedule 13G/A, as of December 31, 2016, filed on February 10, 2017, The Vanguard Group reported beneficial ownership of 7,867,163 shares. Of the 7,867,163 shares beneficially owned, The Vanguard Group reported that it had sole voting power over 80,413 shares, shared voting power over 19,166 shares, sole dispositive power over 7,767,384 shares and shared dispositive power over 99,779 shares. The Company has not attempted to independently verify any of the foregoing information, which is based solely upon the information contained in the Schedule 13G/A. The percent of outstanding shares set forth above is based on the number of our shares outstanding as of April 5, 2017.

(4)	Includes 11,308 shares indirectly owned.
(5)	Includes 12,311 shares owned pursuant to the NEDSDCP.
(6)	Includes 13,040 shares owned pursuant to the NEDSDCP and 2,000 shares indirectly owned.
(7)	Includes 3,738 shares owned pursuant to the NEDSDCP.
(8)	Includes 7,760 shares owned pursuant to the NEDSDCP.
(9)	Includes 1,606 shares owned pursuant to the NEDSDCP.
(10)	Includes 7,686 shares owned pursuant to the NEDSDCP.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Amin J. Khoury is the brother of the co-founder and former Director, President and Chief Executive Officer of the Company, Robert J. Khoury. We have a consulting agreement with Mr. Robert J. Khoury pursuant to which he agreed to provide certain specified services to us through December 31, 2016, including: periodic advice and consultation regarding Company operational matters such as lean manufacturing and related continuous improvement programs; sales and marketing advice; assistance in maintaining key customer relationships through periodic customer visits; and such other services mutually agreed upon by Mr. Khoury and the Company. In consideration for the consulting services, Mr. Khoury receives a consulting fee of $300,000 per calendar year. He is also entitled to an office, secretarial support and travel in accordance with the Company’s policy regarding authorization and limitation on officer travel. The consulting agreement may not be amended, modified or terminated without the prior written consent of both parties. There are no other family relationships among any of our directors and officers. There are no other reportable transactions pursuant to this requirement.

POLICY AND PROCEDURES FOR THE REVIEW AND APPROVAL OF RELATED PERSON TRANSACTIONS

We adopted an updated written policy pursuant to which our Audit Committee will be presented with a description of any related person transactions for them to consider for approval. The policy is designed to operate in conjunction with, and as a supplement to, the provisions of our Code of Business Conduct.

Under the policy, our Law Department will review all proposed transactions presented to or identified by it involving a related person and in which the Company is a participant and in which the amount exceeds $120,000. The Law Department will present to the Audit Committee for approval any transaction at or above this dollar amount in which the related person may have a direct or indirect material interest. In determining whether to approve or ratify a related person transaction, the Audit Committee will consider, among other factors, the following: (i) whether the transaction was the product of fair dealing, which factors include the timing, initiation, structure and negotiations of the transaction, and whether the related person’s interest in such transaction was disclosed to the Company; (ii) the terms of the transaction and whether similar terms would have been obtained from an arm’s length transaction with a third party; and (iii) the availability of other sources for comparable products or services. The policy also identifies certain types of transactions that our Board has identified as not involving a direct or indirect material interest and that are therefore not considered related person transactions for purposes of the policy.

The policy requires that our Law Department implement certain procedures for the purpose of obtaining information with respect to related person transactions. These procedures include, among other things, (i) informing, on a periodic basis,

B/E Aerospace - 2016 Form 10-K/A	32

our directors, nominees for director and executive officers of the requirement for presenting possible related party transactions to the Law Department for review and (ii) reviewing questionnaires completed by directors, nominees for director and designated executive officers designed to elicit information about possible related person transactions.

Director Independence

The Board has determined that Messrs. Hamermesh, Schofield, Whates, Anderson, and Albaugh and Ms. VanDeWeghe are independent under NASDAQ Stock Market rules. All members of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee are independent under NASDAQ Stock Market rules.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accountant Fees and Services

The following table sets forth by category of service the fees incurred in engagements performed by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu Limited, and their respective affiliates, for professional services rendered to the Company for the fiscal years ending December 31, 2016 and December 31, 2015.

Principal Accountant Fees and Services
Fees	2016 (in Thousands)	2015 (in Thousands)
Audit Fees	$5,781	$5,550
Audit-Related Fees	$450	$192
Tax and Other Fees	$2,091	$2,144
TOTAL	$8,322	$7,886

Audit Fees

Audit fees in 2016 and 2015 consist of aggregate fees, including expenses, billed by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu Limited, and their respective affiliates in connection with the annual audit and the audit of internal controls over financial reporting (Sarbanes-Oxley Act Section 404), the reviews of the Company’s quarterly reports on Form 10-Q, statutory audits required for the Company’s subsidiaries and services provided in connection with filing registration statements with the SEC.

Audit-Related Fees

Audit-related fees in 2016 and 2015 consist of the aggregate fees, including expenses, billed by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu Limited, and their respective affiliates in connection with employee benefit plan audits and services provided in connection with registration statements filed by Rockwell Collins, Inc. with the SEC.

Tax and Other Fees

Tax fees in 2016 and 2015 consist of the aggregate fees, including expenses, billed by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu Limited, and their respective affiliates in connection with services for tax compliance, tax planning and advice and tax audit assistance. Other fees in 2016 and 2015 were de minimis and primarily related to the application of new accounting standards.

B/E Aerospace - 2016 Form 10-K/A	33

Pre-Approval Policies and Procedures

The Audit Committee approves all audit and audit-related services, tax services and other services provided by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu Limited, and their respective affiliates. Any services provided by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu Limited and their respective affiliates that are not specifically included within the scope of the audit must be pre-approved by the Audit Committee in advance of any engagement. Under the Sarbanes Oxley Act of 2002, Audit Committees are permitted to approve certain fees for audit-related services, tax services and other services pursuant to a de minimis exception prior to the completion of an audit engagement. In 2016, none of the fees paid to Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu Limited, and their respective affiliates were approved pursuant to the de minimis exception.

The Audit Committee has considered whether the services provided by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu Limited, and their respective affiliates are compatible with maintaining the independence of Deloitte & Touche LLP and has determined that such services do not interfere with that firm’s independence in the conduct of its auditing function.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)               Documents filed as part of report on Form 10-K

3.        Exhibits – The exhibits listed in the following “Index to Exhibits” are filed with this Form 10-K/A or incorporated by reference as set forth below.

B/E Aerospace - 2016 Form 10-K/A	34

INDEX TO EXHIBITS

Exhibit Number	Description

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

3.8	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated December 19, 2014, filed with the SEC on December 19, 2014).

Exhibits 4 Instruments Defining the Rights of Security Holders, including debentures

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-1/A, as amended (No. 33-33689), filed with the SEC on April 18, 1990).

B/E Aerospace - 2016 Form 10-K/A	35

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

B/E Aerospace - 2016 Form 10-K/A	36

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

B/E Aerospace - 2016 Form 10-K/A	37

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

B/E Aerospace - 2016 Form 10-K/A	38

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

Exhibit 21 Subsidiaries of the Registrant

21.1	Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the SEC on February 28, 2017).

Exhibit 23 Consents of Experts and Counsel

23.1

Consent of Independent Registered Public Accounting Firm – Deloitte & Touche LLP (incorporated by reference to Exhibit 23.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the SEC on February 28, 2017).

Exhibits 31 Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification of Chief Executive Officer*

31.2	Certification of Chief Financial Officer*

Exhibits 32 Section 1350 Certifications

32.1

Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (incorporated by reference to Exhibit 32.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the SEC on February 28, 2017).

32.2

Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (incorporated by reference to Exhibit 32.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the SEC on February 28, 2017).

Exhibit 99 Additional Exhibits

99.1

Stipulation and Order of Dismissal from the Delaware Chancery Court in re Ironworkers Local No. 25 Pension Fund v. the Company, et al. (incorporated by reference to Exhibit 99.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the SEC on February 28, 2017).

Exhibits 101 Interactive Data File

101.INS	XBRL Instance Document (incorporated by reference to Exhibit 101 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the SEC on February 28, 2017).

B/E Aerospace - 2016 Form 10-K/A	39

101.SCH

XBRL Taxonomy Extension Schema Document (incorporated by reference to Exhibit 101 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the SEC on February 28, 2017).

101.CAL

XBRL Taxonomy Extension Calculation Linkbase Document (incorporated by reference to Exhibit 101 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the SEC on February 28, 2017).

101.DEF

XBRL Taxonomy Extension Definition Linkbase Document (incorporated by reference to Exhibit 101 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the SEC on February 28, 2017).

101.LAB

XBRL Taxonomy Extension Label Linkbase Document (incorporated by reference to Exhibit 101 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the SEC on February 28, 2017).

101.PRE

XBRL Taxonomy Extension Presentation Linkbase Document (incorporated by reference to Exhibit 101 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the SEC on February 28, 2017).

*                   Filed herewith.

B/E Aerospace - 2016 Form 10-K/A	40

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

B/E AEROSPACE, INC.

By:	/s/ Werner Lieberherr
Werner Lieberherr
President and Chief Executive Officer

Date: April 12, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Werner Lieberherr	President and Chief Executive Officer	April 12, 2017
Werner Lieberherr	(Principal Executive Officer)

/s/ Joseph T. Lower	Vice President and Chief Financial Officer	April 12, 2017
Joseph T. Lower	(Principal Financial Officer)

B/E Aerospace - 2016 Form 10-K/A	41